Form 10-K
period 1995-12-31
QNB CORP
filed 1996-03-28
CIK 750558

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    Form 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1995

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from               to

                   Commission file number  0-17706

                                    QNB CORP.
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                       23-2318082
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

10 North Third Street, Quakertown, PA               18951-9005
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (215)538-5600

Securities registered pursuant to Section 12(b) of the Act:  None.

         Title of each class          Name of each exchange on which registered





Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $1.25 par value
                                (Title of class)


                                (Title of class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


                           [Cover page 1 of 2 pages]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

    As of March 21, 1996, 1,423,998 shares of Common Stock of the registrant were outstanding and the aggregate market value of the Common Stock of the registrant, held by nonaffiliates was approximately $38,982,292.(1)


                       DOCUMENTS INCORPORATED BY REFERENCE


Annual Report to Stockholders for 1995   -     Part I, Item 3
                                               Part II, Items 6, 7 and 8

Proxy Statement dated April 8, 1996      -     Part III, Items 10, 11, 12 and 13











-------------------
(1) Such figure excludes the shares of Common Stock held by the Company's executive officers and directors. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed.

                                 FORM 10-K INDEX




PART I                                                                                                       PAGE
------                                                                                                       ----
Item 1      Business...........................................................................................4

Item 2      Properties.........................................................................................8

Item 3      Legal Proceedings..................................................................................9

Item 4      Submission of Matters to a Vote of Security Holders................................................9


PART II

Item 5      Market for Registrant's Common Stock and Related Stockholder Matters...............................9

Item 6      Selected Financial Data...........................................................................10

Item 7      Management's Discussion and Analysis of Financial Condition
                  and Results of Operation....................................................................10

Item 8      Financial Statements and Supplementary Data.......................................................10

Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................................................10


PART III

Item 10     Directors and Executive Officers of the Registrant................................................10

Item 11     Executive Compensation............................................................................10

Item 12     Security Ownership of Certain Beneficial Owners and Management....................................11

Item 13     Certain Relationships and Related Transactions....................................................11


PART IV

Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................11


                                     PART I

ITEM 1.  BUSINESS


QNB CORP.

            QNB Corp. (the "Corporation") was incorporated under the laws of the Commonwealth of Pennsylvania on June 4, 1984. The Corporation is registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act of 1956, as amended, and conducts its business through its wholly-owned subsidiary, The Quakertown National Bank (the "Bank"). The principal business of the Corporation, through the Bank, is commercial banking and consists of, among other things, attracting deposits from the general public and using these funds in making commercial loans, residential mortgage loans, consumer loans, and purchasing investment securities.

            QNB Corp. was organized for the purpose of becoming the holding company of The Quakertown National Bank. Pursuant to a Plan of Reorganization approved by the Bank's stockholders, the holding company was approved as a bank holding company by the Federal Reserve Board of Governors on September 11, 1984. In accordance with the terms of the Plan of Reorganization, each share of the Bank's common stock previously outstanding was automatically converted into one share of the Corporation's common stock and the Bank became a wholly owned subsidiary of the Corporation. The Corporation's primary asset is its investment in the Bank. The Corporation's assets also include a portfolio consisting of stock in various financial institutions. The stock portfolio accounts for less than .12% of the Corporation's total consolidated assets.


THE QUAKERTOWN NATIONAL BANK

            The Quakertown National Bank is a national banking association organized in 1877. The Bank is chartered under the National Banking Act to engage in the various activities of a commercial bank and is subject to federal and state laws applicable to commercial banks.

            The Bank is a full-service commercial bank that provides most major financial services. The Bank's principal office is located in Bucks County, Pennsylvania. The Bank also operates five other full-service branches, an operations facility and an administrative office. See Item 2. Properties. The Bank had a total of 113 full-time employees and 43 part-time employees, at December 31, 1995. There are no employees of the Corporation who are not employees of the Bank.

            As of December 31, 1995 the Corporation, on a consolidated basis, had total assets of $276,049,000, total deposits of $242,887,000, and total shareholders' equity of $20,886,000.

MARKET AREA

            The Bank's primary market area is Quakertown and its surrounding communities and includes parts of Upper Bucks County, Southern Lehigh County, and Northern Montgomery County.

LENDING ACTIVITIES

            General. The Bank offers a variety of loan products to its customers; including residential real estate mortgages, commercial, construction, home equity, business, consumer, and student loans. The Bank's loan portfolio totaled $155,957,000 and $153,993,000 at December 31, 1995 and 1994, respectively. The portfolio represented approximately 56.5% and 57.4% of the Bank's total assets at December 31, 1995 and 1994, respectively.

            Residential Mortgage Loans. The Bank offers primarily 1 and 3 year adjustable rate mortgages, 7 year balloon mortgages, and 15, 20 and 30 year fixed rate loans. Since 1984 the Bank has generally sold, without recourse, its mortgage loans in the secondary mortgage market. During 1995, the Bank sold primarily only 30 year fixed rate mortgage loans in the secondary market.

            The Bank originates mortgage loans up to a 95% maximum loan-to-value ratio provided the amount above 80% is covered by private mortgage insurance. Premiums for private mortgage insurance are paid by the borrower.

            All mortgages sold in the secondary market conform to the loan-to-value ratios and underwriting standards dictated by the secondary market. A majority of the mortgages are sold to the Federal Home Loan Mortgage Corporation (Freddie Mac), with servicing retained by the Bank.

            The Bank also offers home equity loans and lines of credit which are included in real estate residential loans. Real estate residential loans in the aggregate amount of $61,339,000 and $57,486,000 represented 39.2% and 37.3% of gross loans at December 31, 1995 and 1994, respectively. An aggressive fixed rate home equity loan promotion during 1995, and the change in strategy in selling loans in the secondary market account for the increase.

            Commercial Loans. The Bank offers commercial loans, including lines of credit or commitment, term loans, commercial mortgages, letters of credit, and tax-free loans.

            The Bank's commercial and industrial loan portfolio totaled $27,002,000 and $24,599,000 at December 31, 1995 and 1994, respectively.
Commercial and industrial loans represented approximately 17.3% and 15.9% the Bank's total gross loans at December 31, 1995 and 1994 respectively.

            Commercial real estate loans in the aggregate amount of $51,368,000 and $54,015,000 represented 32.9% and 35.0% of the Bank's gross loan portfolio at December 31, 1995 and 1994, respectively, while construction loans, including commercial and residential, totaled $6,641,000 and $5,253,000 for the same periods. Commercial real estate loans include all loans collateralized at least in part by commercial real estate, but may not be for the expressed purpose of conducting commercial real estate transactions.

            Construction, commercial and industrial, and commercial real estate lending generally entails significant additional risk as compared with residential mortgage lending. These loans typically involve larger loan balances to single borrowers or groups of related borrowers.

            Consumer Loans. The Bank's consumer loan portfolio totaled $7,538,000 and $10,208,000 at December 31, 1995 and 1994, respectively. Consumer loans represented 4.8% and 6.6% of the Bank's total gross loans at December 31, 1995 and 1994, respectively. Consumer loans include automobile loans, student loans and other consumer type credit not secured by real estate. The decline in consumer loans is the result of the sale of approximately $2,558,000 of student loans to SallieMae in 1995.


INVESTMENT ACTIVITIES

            At December 31, 1995 and 1994, the Corporation's investment portfolio, on a consolidated basis, in the aggregate amount of $97,895,000 and $85,474,000 consisted primarily of U.S. Government and Federal agency obligations, mortgage-backed securities, and state and municipal securities. Subject to applicable limits the Bank is also permitted to invest in corporate bonds and the Corporation is permitted to invest in equity securities. On December 31, 1993 the Bank adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". To comply with this statement the investment portfolio was segregated into two classifications, investment securities available-for-sale and investment securities held-to-maturity. Investment securities available-for-sale are recorded at market value with the unrealized holding gain or loss, net of taxes, included in shareholders' equity, while investment securities held-to-maturity are recorded at amortized cost. At December 31, 1995 and 1994, the balance of the available-for-sale portfolio was $55,380,000 and $49,838,000 and the balance of the held-to-maturity portfolio was $42,515,000 and $35,636,000, respectively.

            The Bank views its investment portfolio as a secondary source of liquidity and stable earnings. Decisions regarding the selection of investments for the Bank's portfolio are made by the Chief Operating Officer and the Chief Financial Officer, or either of them, together with one other member of the asset/liability committee. Decisions on maturity and type of investment are dictated by the Bank's investment policy as approved annually by the Board of Directors. To enhance the liquidity and interest rate sensitivity of the portfolio, the Bank's strategy has been to invest seventy-five percent in short and medium term U.S. Government and Federal Agency obligations and callable bonds and twenty-five percent in longer term mortgage-backed securities and state and municipal securities. The available-for-sale and held-to-maturity investment portfolios had weighted average maturities of 3 years and 5 months and 3 years and 8 months respectively, at December 31, 1995.

SOURCES OF FUNDS

            Deposits. The Bank offers a variety of deposit products including checking accounts, passbook and statement savings, money market accounts, Super N.O.W. accounts, certificates of deposit, and jumbo certificates of deposit. Deposits of the Bank are insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC").


COMPETITION

            The Bank competes actively with other commercial banks in its market area. Competition exists for new deposits, in the scope and type of services offered, in interest rates on interest-bearing deposits and loans, and in other aspects of banking. In addition, the Bank, like other commercial banks, encounters competition from other non-bank financial institutions including savings banks, savings and loans, insurance companies, credit unions, finance companies, mutual funds and certain governmental agencies. Furthermore, large regional and national banks located in Philadelphia and Allentown are active in servicing companies based in the Bank's market area.


SUPERVISION AND REGULATION

Holding Company Regulation

            As a registered holding company under the Bank Holding Company Act, (the "BHCA"), the Corporation is regulated by the Federal Reserve Board (the "FRB"). The Corporation is also subject to the provisions of section 115 of the Pennsylvania Banking Code of 1965.

            As a bank holding company, the Corporation is required to file with the FRB an annual report and such additional information regarding the holding company and its subsidiary bank as required pursuant to the BHCA. The FRB may also make examinations of the holding company and its subsidiary. The FRB possesses cease-and-desist powers over bank holding companies and their non-bank subsidiaries where their actions would constitute an unsafe or unsound practice or violation of law.

            In addition to the restrictions imposed by the BHCA relating to a bank holding company's ability to acquire control of additional banks, the BHCA generally prohibits a bank holding company from (i) acquiring a direct or indirect interest in, or control of 5% or more of the outstanding voting shares of any company, and (ii) engaging directly or indirectly in activities other than that of banking, managing or controlling banks or furnishing services to subsidiaries. However, a bank holding company may engage in, and may own shares of companies engaged in, certain activities deemed by the FRB to be closely related to banking or managing or controlling banks.

Bank Regulation

            The Bank operates as a national bank subject to regulation and examination by the Office of the Comptroller of the Currency (the "OCC").

            The OCC regulates all areas of a national bank's commercial banking operations including loans, mergers, establishment of branches and other aspects of operations. The OCC also regulates the level of dividends which can be declared by the Corporation. See the Corporation's 1995 Annual Report to Shareholders ("Annual Report"), "Management Discussion and Analysis," incorporated by reference herein.

            The Bank is also regulated by the Federal Reserve System and the FDIC. The major function of the FDIC with respect to insured member banks is to pay depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors.

            FDIC insured banks are subject to certain FDIC requirements designed to maintain the safety and soundness of individual banks and the banking system. In addition, the FDIC along with the Comptroller of the Currency and the FRB have adopted regulations which define and set the minimum requirements for capital adequacy based on risk. See the Corporation's Annual Report, "Capital Adequacy," incorporated by reference herein. The FRB, the FDIC and Federal and State law extensively regulate other various aspects of the banking business, including, but not limited to, permissible types and amounts of loans, investments and other activities, branching, interest rates on loans and the safety and soundness of banking practices.

Federal Reserve Board Requirements

            Regulation D of the FRB imposes reserve requirements on all depository institutions, including the Bank, that maintain transaction accounts or non-personal time and savings accounts. These reserves may be in the form of cash or non-interest bearing deposits with the Philadelphia Federal Reserve Bank. Under current Regulation D, the Bank must establish reserves equal to 3.0% of the first $47.7 million of net transaction accounts and 10.0% of the remainder. The reserve requirement on non-personal savings and time deposits with an original maturity of less than 18 months is 3.0%. Cash and due from banks are used as a deduction against the reserve. At December 31, 1995, the Bank met applicable FRB reserve requirements.


ITEM 2. PROPERTIES

            The Bank and Corporation's main office is located at 10 North Third Street, Quakertown, Pennsylvania. The Bank conducts business from its main office and five other retail offices located in Upper Bucks, Southern Lehigh, and Northern Montgomery Counties. The Bank owns its main office, two retail locations, its operations facility, and the computer facility. The

Bank leases its remaining retail properties. The leases on the properties generally contain renewal options. Management considers that its facilities are adequate for its business.

The following table details the Bank's properties:

Location

1) Quakertown, Pa.         -   Main Office - owned
2) Quakertown, Pa.         -   Towne Bank Center - owned
3) Quakertown, Pa.         -   Computer Center - owned
4) Quakertown, Pa.         -   Country Square Branch - net lease requiring rental
                               payments of $25,000 per year.
5) Dublin, Pa.             -   Dublin Branch - net lease requiring rental payments of $19,600 per year.
6) Pennsburg, Pa.          -   Pennsburg Square Branch - net lease requiring
                               rental payments of $40,000 per year.
7) Coopersburg, Pa.        -   Coopersburg Branch - owned
8) Perkasie, Pa.           -   Perkasie Branch - owned


ITEM 3.  LEGAL PROCEEDINGS

         The information required by Item 3 is incorporated by reference to Note 13 Commitments and Contingencies, to the Consolidated Financial Statements, appearing on page 36 of the Annual Report which is attached as Exhibit 13.1.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS

         There were 586 shareholders of record as of March 21, 1996; however, the Corporation believes, based on the number of annual reports and proxy statements requested by nominee holders of the Corporation's Common Stock, that the number of beneficial holders exceeds 675. The other information required by
Item 5 is incorporated by reference to the information appearing under the caption "Stock Information" on page 40 of the Annual Report.

ITEM 6.  SELECTED FINANCIAL AND OTHER DATA

         The information required by Item 6 is incorporated by reference to the information appearing under the caption "Selected Financial and Other Data" on page 26 of the Annual Report.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The information required by Item 7 is incorporated by reference to the information appearing under the caption "Management's Discussion and Analysis" on pages 8 to 25 of the Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 8 and the auditor's report are incorporated by reference to the Corporation's consolidated financial statements, on pages 27 to 40 of the Annual Report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information with respect to Directors and Executive Officers of the Registrant is incorporated herein by reference to the sections captioned "Election of Directors" and "Executive Officers of the Registrant" in the definitive proxy statement of the Registrant, filed with the Securities and Exchange Commission on or about March 29, 1996 (The "Proxy Statement").


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference to the information appearing under the caption "Securities Ownership of Management" in the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference to the information appearing under the caption "Related Transactions" in the Proxy Statement.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.  Financial Statements

         The consolidated financial statements to be included in Part II, Item 8 are incorporated by reference to the 1995 Annual Report of the Corporation to Shareholders, a copy of which accompanies this report as
         Exhibit 13.1.

         2.  Financial Statement Schedules

         All schedules applicable to the Registrant are shown in the respective financial statements or in the notes thereto included in the 1995 Annual Report.

         3. The following exhibits are incorporated by reference herein or annexed to this 10-K:

            3.1- Registrants Articles of Incorporation, as amended, are incorporated by reference to Exhibit 3 of Registrant's Current Report on Form 8-K filed with the Commission on April 30, 1989 "Form 8-K".

            3.2- Registrants By-Laws, as amended, are incorporated by reference to Exhibit 3 of Form 8-K.

            4.1- Registrant's specimen certificate of Common Stock is incorporated by reference to Exhibit 4 of Form 8-K.

          10.1- Employment Agreement between the Registrant and Thomas J. Bisko is incorporated by reference to Exhibit 10(a) of Form 8-K.

          10.2- Salary Continuation Agreement between the Registrant and Thomas J. Bisko is incorporated by reference to Exhibit 10(b) of Form 8-K.

          10.3- Deferred Compensation Agreement between the Registrant and Philip D. Miller is incorporated by reference to Exhibit 10(c) of Form 8-K.

          10.4- The Registrant's Stock Incentive Plan is incorporated by reference to Exhibit 28 of Form 8-K.

          13.1-   1995 Annual Report to Shareholders.

          21.1-   Subsidiaries of the Registrant.

          23.1-   Consent of Coopers & Lybrand L.L.P., filed herewith.

(b)      Reports on Form 8-K

              None


         All other schedules and exhibits are omitted because they are not applicable or because the required information is set out in the financial statements or the notes thereto.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          QNB Corp.
         March 26, 1996
                                          BY:  /s/ Thomas J. Bisko
                                               -------------------------------
                                                   Thomas J. Bisko
                                                   President and
                                                   Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   /s/  Philip D. Miller                    Chairman of the Board and                   March 26, 1996
-----------------------------               Director
        Philip D. Miller


   /s/  Thomas J. Bisko                     President, Chief Executive                  March 26, 1996
-----------------------------               Officer and Director
        Thomas J. Bisko


   /s/  Robert C. Werner                    Vice President                              March 26, 1996
-----------------------------
        Robert C. Werner


   /s/  Bret H. Krevolin                    Chief Accounting Officer                    March 26, 1996
-----------------------------
        Bret H. Krevolin


   /s/  Norman L. Baringer                  Director                                    March 26, 1996
-----------------------------
        Norman L. Baringer


   /s/  Kenneth G. Brown Jr.                Director                                    March 26, 1996
-----------------------------
        Kenneth G. Brown Jr.








SIGNATURES  (Continued)



   /s/  Gary S. Parzych                     Director                                    March 26, 1996
-----------------------------
        Gary S. Parzych


   /s/  Donald T. Knauss                    Director                                    March 26, 1996
-----------------------------
        Donald T. Knauss


   /s/  Charles M. Meredith, III            Director                                    March 26, 1996
-----------------------------
        Charles M. Meredith, III


   /s/  Henry L. Rosenberger                Director                                    March 26, 1996
-----------------------------
        Henry L. Rosenberger


   /s/  Edgar L. Stauffer                   Director                                    March 26, 1996
-----------------------------
        Edgar L. Stauffer
