Form 10-Q
period 1996-03-31
QNB CORP
filed 1996-05-15
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-Q

(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended____________March 31, 1996______________________

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to__________________________________


                       Commission file number  0-17706
                                             ---------


                                    QNB Corp.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



                  Pennsylvania                           23-2318082
             ---------------------------             ----------------
             State or Other Jurisdiction             (I.R.S. Employer
          of Incorporation or Organization)         Identification No.)


            10 North Third Street, Quakertown, PA           18951-9005
          ----------------------------------------          ----------
          (Address of Principal Executive Offices)          (Zip Code)

                                 (215)538-5600
               --------------------------------------------------
               Registrant's Telephone Number, Including Area Code

                                 Not Applicable
               ---------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.


         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___________

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                   Outstanding at May 14, 1996
Common Stock, par value $1.25                               1,423,998

                            QNB CORP. AND SUBSIDIARY

                                   FORM 10-Q

                          QUARTER ENDED MARCH 31, 1996


                                     INDEX





                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS                                               PAGE

        Consolidated Statements of Income for Three
                Months Ended March 31, 1996 and 1995                          1

        Consolidated Balance Sheets at March 31, 1996
                and December 31, 1995                                         2

        Consolidated Statements of Cash Flows for Three
                Months Ended March 31, 1996 and 1995                          3

        Notes to Consolidated Financial Statements                            4


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                 5


                           PART II - OTHER INFORMATION


        OTHER INFORMATION                                                    14

                                                                QNB Corp.
CONSOLIDATED STATEMENTS OF INCOME                               and Subsidiary

                                                                                  (in thousands, except per share data)
                                                                                            (unaudited)
- -----------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                                                    1996              1995
- -----------------------------------------------------------------------------------------------------------------------

Interest Income
Interest and fees on loans                                                                    $3,313            $3,318
Interest and dividends on investment securities available-for-sale                               818               771
Interest and dividends on investment securities held-to-maturity:
     Taxable                                                                                     536               471
     Tax-exempt                                                                                  122                84
Interest on Federal funds sold                                                                    51                63
- -----------------------------------------------------------------------------------------------------------------------
          Total interest income                                                                4,840             4,707
- -----------------------------------------------------------------------------------------------------------------------
Interest Expense
Interest on deposits
     NOW accounts                                                                                151               165
     Money market accounts                                                                       257               293
     Savings                                                                                     189               204
     Time                                                                                      1,155               985
     Time over $100,000                                                                          226               241
Interest on short-term borrowings                                                                 63                45
- -----------------------------------------------------------------------------------------------------------------------
          Total interest expense                                                               2,041             1,933
- -----------------------------------------------------------------------------------------------------------------------
          Net interest income                                                                  2,799             2,774
Provision for possible loan losses                                                               100               250
- -----------------------------------------------------------------------------------------------------------------------
          Net interest income after provision for possible loan losses                         2,699             2,524
- -----------------------------------------------------------------------------------------------------------------------
Non-Interest Income
Fees for services to customers                                                                   249               217
Mortgage servicing fees                                                                           55                59
Net gain (loss) on investment securities                                                          70                (8)
Net gain on sale of loans                                                                         55                 5
Other operating income                                                                            67                51
- -----------------------------------------------------------------------------------------------------------------------
          Total non-interest income                                                              496               324
- -----------------------------------------------------------------------------------------------------------------------
Non-Interest Expense
Salaries and employee benefits                                                                 1,238             1,319
Net occupancy expense                                                                            170               162
Furniture and equipment expense                                                                  148               174
Insurance expense                                                                                 23               173
Other real estate owned expense                                                                   45               126
Other expense                                                                                    516               511
- -----------------------------------------------------------------------------------------------------------------------
          Total non-interest expense                                                           2,140             2,465
- -----------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                                                1,055               383
Provision for income taxes                                                                       294                81
- -----------------------------------------------------------------------------------------------------------------------
    Net Income                                                                                $  761            $  302
- -----------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------
     Net Income Per Share                                                                     $  .53            $  .21
- -----------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------
     Cash Dividends Per Share                                                                 $  .14            $ .125
- -----------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

                                                                QNB Corp.
CONSOLIDATED BALANCE SHEETS                                     and Subsidiary

                                                                                                     (in thousands)
                                                                                                       (unaudited)
- -----------------------------------------------------------------------------------------------------------------------
                                                                                            March 31,     December 31,
                                                                                                 1996             1995
- -----------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                                      $ 10,646          $ 12,950
Federal funds sold                                                                              3,778             2,907
Investment securities
    available-for-sale                                                                         53,564            55,380
    held-to-maturity (market value $43,754 and $42,861)                                        43,837            42,515
Total loans, net of unearned income of $375 and $382                                          153,480           155,957
    Allowance for possible loan losses                                                         (2,411)           (2,384)
- -----------------------------------------------------------------------------------------------------------------------
         Net loans                                                                            151,069           153,573
Premises and equipment, net                                                                     4,575             4,536
Other real estate owned                                                                           775               775
Accrued interest receivable                                                                     2,008             1,943
Other assets                                                                                    1,857             1,470
- -----------------------------------------------------------------------------------------------------------------------
Total assets                                                                                 $272,109          $276,049
- -----------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------



Liabilities
Deposits
    Demand, noninterest-bearing                                                              $ 26,943          $ 31,882
    NOW accounts                                                                               36,254            39,477
    Money market accounts                                                                      37,849            36,853
    Savings                                                                                    35,247            33,841
    Time                                                                                       86,601            86,382
    Time over $100,000                                                                         15,738            14,452
- -----------------------------------------------------------------------------------------------------------------------
        Total deposits                                                                        238,632           242,887
Short-term borrowings                                                                           9,760            10,099
Accrued interest payable                                                                        1,098             1,040
Other liabilities                                                                               1,518             1,157
- -----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                             251,008           255,183
- -----------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' Equity
Common stock, par value $1.25 per share;
    authorized 5,000,000 shares; issued 1,423,998 shares and 1,423,838 shares                   1,780             1,780
Surplus                                                                                         4,288             4,283
Retained earnings                                                                              15,142            14,581
Unrealized holding (losses) gains, net of taxes,
    on investment securities available-for-sale                                                  (109)              222
- -----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                     21,101            20,866
- -----------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                   $272,109          $276,049
- -----------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

                                                                QNB Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS                           and Subsidiary

                                                                                                     (in thousands)
                                                                                                       (unaudited)
- -----------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                                                         1996        1995
- -----------------------------------------------------------------------------------------------------------------------
Operating Activities
  Net income                                                                                     $    761      $    302
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for possible loan losses                                                                100           250
    Depreciation and amortization                                                                     119           154
    Securities (gains) losses                                                                         (70)            8
    Net gain on sale of loans                                                                         (55)           (5)
    Proceeds from sales of residential mortgages                                                      789           250
    Originations of residential mortgages held-for-sale                                              (441)          (80)
    Writedowns, net of losses (gains) on sales of other real estate owned                              __            77
    Deferred income tax provision                                                                      __             2
    Change in income taxes payable                                                                    195            83
    Net increase in interest and dividends receivable                                                 (65)         (227)
    Net amortization of premiums and discounts                                                         21            37
    Net increase in interest payable                                                                   58            40
    Other, net                                                                                       (218)         (469)
- -----------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                                       1,194           422
- -----------------------------------------------------------------------------------------------------------------------
Investing Activities
  Proceeds from maturities and calls of investment securities
    available-for-sale                                                                              5,864           238
    held-to-maturity                                                                                1,481           360
  Proceeds from sales of investment securities
    available-for-sale                                                                                115         1,003
  Purchase of investment securities
    available-for-sale                                                                             (4,620)       (1,002)
    held-to-maturity                                                                               (2,797)           __
  Net (increase) decrease in Federal funds sold                                                      (871)        3,019
  Proceeds from sales of student loans                                                              1,194            __
  Net decrease in loans                                                                               917            40
  Net purchases of premises and equipment                                                            (158)         (133)
  Proceeds from the sale of other real estate owned                                                    __            37
- -----------------------------------------------------------------------------------------------------------------------
    Net cash provided by investing activities                                                       1,125         3,562
- -----------------------------------------------------------------------------------------------------------------------
  Financing Activities
  Net decrease in noninterest-bearing deposits                                                     (4,939)       (2,242)
  Net increase (decrease) in interest-bearing deposits                                                684        (3,250)
  Net decrease in short-term borrowings                                                              (339)         (821)
  Cash dividends paid                                                                                (200)         (178)
  Proceeds from issuance of common stock                                                                5             4
  Other, net                                                                                          166           166
- -----------------------------------------------------------------------------------------------------------------------
    Net cash used by financing activities                                                          (4,623)       (6,321)
- -----------------------------------------------------------------------------------------------------------------------
    Decrease in cash and cash equivalents                                                          (2,304)       (2,337)
    Cash and cash equivalents at beginning of year                                                 12,950        11,427
- -----------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period                                                    $10,646        $9,090
- -----------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Disclosures
Interest paid                                                                                      $1,983        $1,893
Income taxes paid                                                                                     100            __
Non-Cash Transactions
Transfer of loans to other real estate owned                                                           __           224
Change in net unrealized holding gains (losses), net of taxes, on investment securities              (331)          885


The accompanying notes are an integral part of the consolidated financial statements.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 1996 AND 1995, AND DECEMBER 31, 1995
                                  (Unaudited)

1. REPORTING AND ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of QNB Corp. and its wholly owned subsidiary, The Quakertown National Bank, (QNB). All significant intercompany accounts and transactions are eliminated in the consolidated statements.

The consolidated balance sheet as of March 31, 1996, as well as the respective statements of income and cash flows for the three month period ended March 31, 1996 and 1995, are unaudited. The consolidated balance sheet as of December 31, 1995 is derived from QNB's audited 1995 Annual Report and the related footnotes are referenced to QNB's 1995 Annual Report incorporated in the Form 10-K.

The financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. The results for the periods presented are not necessarily indicative of the full year. Certain accounts in last years financial statements have been reclassified to conform to the current year's presentation. These reclassifications had no effect on net income.

2. ADOPTION OF FINANCIAL ACCOUNTING STANDARDS

Beginning January 1, 1996 QNB adopted Statement of Financial Accounting Standards No. 122 (SFAS No.122)," Accounting for Mortgage Servicing Rights." SFAS No. 122 requires the recognition of separate assets relating to the rights to service mortgage loans based on their fair value if it is practicable to estimate the value. Additionally, the fair value of servicing assets will be required to be measured at each reporting date to determine any potential impairment. The statement applies prospectively to transactions entered into in 1996, therefore, there was no cumulative effect upon adoption of this statement. This statement did not have a significant effect on the financial position or results of operations of QNB during the first quarter of 1996.

QNB adopted Statement of Financial Accounting Standards No. 114 (SFAS No. 114), "Accounting by Creditors for Impairment of a Loan" as amended by Statement of Financial Accounting Standards No. 118 (SFAS No. 118), "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures" on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of SFAS No. 114 did not have a material impact on the financial position or results of operations of QNB.

At March 31, 1996 and 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $5,266,000 and $4,209,000, respectively, of which $4,377,000 and $2,192,000 related to loans with no valuation allowance and $889,000 and $2,017,000 related to loans with a corresponding valuation allowance of approximately $240,000 and $260,000, respectively. Most of the loans identified as impaired are collateral-dependent.

                            QNB CORP. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
        OF OPERATIONS AND FINANCIAL CONDITION

The intention of this section is to provide the reader with a better understanding of the consolidated results of operations for the three month period ended March 31, 1996 and 1995 and the financial condition at March 31, 1996 as compared to December 31, 1995 of QNB Corp. and its wholly owned subsidiary, The Quakertown National Bank. The financial condition and results of operations discussed herein are presented on a consolidated basis and the consolidated entity is referred to herein as "QNB".

QNB Corp. (the "Corporation") is a bank holding company headquartered in Quakertown, Pennsylvania which provides a full range of commercial and retail banking services through its banking subsidiary, The Quakertown National Bank (the "Bank"), a 118 year old community bank with locations in Upper Bucks, Northern Montgomery and Southern Lehigh Counties.


RESULTS OF OPERATIONS

QNB reported net income of $761,000 or $.53 per share for the three month period ending March 31, 1996. This represents a significant increase in net income from the $302,000 or $.21 per share reported for the first quarter of 1995.

The near record earnings for the first quarter of 1996 was primarily the result of actions taken by QNB during the prior two years to reduce non-interest expense. These actions included two Corporate re-engineering plans which resulted in approximately a 13 percent reduction in the number of employees. Also positively impacting the results for the first quarter of 1996 was the elimination of the Federal Deposit Insurance Corporation (F.D.I.C.) insurance premiums. A lower provision for possible loan losses when comparing the quarters ending March 31, 1996 and 1995 also contributed to the increase in net income.

NET INTEREST INCOME

Net interest income increased slightly for the three month period ending March 31, 1996 to $2,799,000 compared to $2,774,000 for the same period last year. A
3.2 percent increase in average earning assets when comparing the two quarters offset a six basis point decrease in the net interest margin. While total interest income grew 2.8 percent for the first quarter of 1996, to $4,840,000 from $4,707,000 in the first quarter of 1995, interest expense increased 5.6 percent over the same period. Interest expense was $2,041,000 and $1,933,000 for the three months ended March 31, 1996 and 1995, respectively.

The yield on earning assets on a fully taxable equivalent basis was 7.79 percent for the first quarter of 1996 versus 7.78 percent for the first quarter of 1995, while the rate paid on interest-bearing liabilities was 3.73 percent and 3.59 percent for the same periods. QNB was able to sustain its yield on earning assets despite the lower prime rate in the first quarter of 1996. The average prime rate for the first quarter of 1996 was 8.34 percent compared to 8.83 percent for the first quarter of 1995. Higher yields on QNB's investment portfolio when comparing the two quarters assisted in maintaining the yield on earning assets. The increase in the cost of interest-bearing liabilities was primarily due to higher rates paid on time deposits. The net interest margin on a fully taxable equivalent basis for the three month period ended March 31, 1996 was 4.58 percent compared to 4.64 percent for the same period in 1995.

                            QNB CORP. AND SUBSIDIARY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses represents management's determination of the amount necessary to be charged to operations to bring the allowance for possible loan losses to a level considered adequate in relation to the risk of possible losses in the loan portfolio. Actual loan losses, net of recoveries, serve to reduce the allowance. Management uses various tools to assess the adequacy of the allowance for possible loan losses. One tool is a model recommended by the Office of the Comptroller of the Currency. This model considers a number of relevant factors including: historical loan loss experience, the assigned risk rating of the credit, current and projected credit worthiness of the borrower, current value of the underlying collateral, levels of and trends in delinquencies and nonaccrual loans, trends in volume and terms of loans, concentrations of credit and national and local economic trends and conditions. Other tools include ratio analysis and peer group analysis. The implementation of SFAS No. 118, as discussed below, also impacts the determination of the allowance for possible loan losses.

The provision for possible loan losses was $100,000 for the first quarter of 1996 compared to $250,000 for the same period in 1995. The primary reason for the higher provision for possible loan losses during the first quarter of 1995, was the partial charge-off of a group of loans to one borrower for the purpose of low income residential investment properties. Net charge-offs in the first quarter of 1996 were $73,000 compared to $294,000 for the same period in 1995. QNB's net charge-offs as a percentage of average loans was .19 percent (annualized) for the three month period ended March 31, 1996, compared with .76 percent for the same 1995 period.

Nonperforming assets (nonaccruing loans, loans past due 90 days or more, and other real estate owned) amounted to 2.29 percent of total assets at March 31, 1996 compared with 2.35 percent at March 31, 1995 and 2.01 percent at December 31, 1995. Nonperforming assets have increased slightly when comparing the March 31, 1996 balance of $6,239,000 to the March 31,1995 balance of $6,186,000.
Nonperforming assets have also increased from the December 31, 1995 balance of $5,535,000. The increase during the first quarter of 1996 is in the area of nonaccrual loans which increased $917,000 from year-end 1995 and $1,704,000 from the first quarter of 1995 to $5,397,000. The increase in nonaccrual loans from year-end is primarily the result of a group of loans to one borrower for the purpose of acquiring rental properties. Other real estate owned was $775,000 at March 31, 1996 and December 31, 1995 and $2,083,000 at March 31, 1995. The
decrease in other real estate owned from the first quarter of 1995 was primarily due to the sale of a property during the second quarter of 1995. Management anticipates a reduction in nonaccrual loans during the second quarter of 1996, but an increase in other real estate owned as QNB acquires the deeds to the collateral securing some of these loans.

There were no restructured loans as of March 31, 1996, December 31, 1995 or March 31, 1995 as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", that have not already been included in loans past due 90 days or more or nonaccrual loans.

The allowance for possible loan losses was $2,411,000 and $2,384,000 at March 31, 1996 and December 31, 1995, respectively. The ratio of the allowance to total loans was 1.57 percent and 1.53 percent for the respective periods. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

                            QNB CORP. AND SUBSIDIARY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

PROVISION FOR POSSIBLE LOAN LOSSES (Continued)

QNB adopted Statement of Financial Accounting Standards No. 114 (SFAS No. 114), "Accounting by Creditors for Impairment of a Loan" as amended by Statement of Financial Accounting Standards No. 118 (SFAS No. 118), "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures" on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of SFAS No. 114 did not have a material impact on the financial position or results of operations of QNB.

NON-INTEREST INCOME

QNB, through its core banking business, generates various fees and service charges. Total non-interest income is composed of service charges on deposit accounts, mortgage servicing fees, gains on the sale of investment securities, gains on the sale of residential mortgages and student loans, and other miscellaneous fee income. Total non-interest income increased $172,000 or 53.1 percent to $496,000 for the quarter ending March 31, 1996 when compared to March 31, 1995. The primary reason for the increase when comparing the two quarters is higher fees for services to customers and gains on the sale of investment securities and loans.

Fees for services to customers, the largest component of total non-interest income is primarily comprised of service charges on deposit accounts. These fees increased 14.7 percent when comparing the two quarters from $217,000 to $249,000. Higher overdraft fees account for $20,000 of the increase, while higher fees on business deposit accounts contributed approximately $6,000 to the increase.

While QNB sells a majority of its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. Mortgage servicing fees for the quarter ending March 31, 1996 were $55,000 which represents a $4,000 or 6.8 percent decrease from the same period in 1995. The decrease in mortgage servicing fees for the quarter is a result of a 6.9 percent decrease in the average balance of mortgages serviced. It is anticipated that the amount of servicing fees will continue to decline as a result of a slow down in the origination and sale of mortgages caused by an increase in interest rates. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded. The implementation of Statement of Financial Accounting Standards No. 122 (SFAS No. 122), "Accounting for Mortgage Servicing Rights" beginning January 1, 1996 will also impact the level of servicing income recorded.

SFAS No. 122 requires the recognition of separate assets relating to the rights to service mortgage loans based on their fair value if it is practicable to estimate the value. Additionally, the fair value of servicing assets will be required to be measured at each reporting date to determine any potential impairment. The statement applies prospectively to transactions entered into in 1996, therefore, there was no cumulative effect upon adoption of this statement. This statement did not have a significant effect on the financial position or results of operations of QNB during the first quarter of 1996.

                            QNB CORP. AND SUBSIDIARY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

NON-INTEREST INCOME (Continued)

Gains on the sale of investment securities were $70,000 for the first quarter of 1996, compared to a loss of $8,000 for the same period in 1995. The gain in 1996 relates to the sale of a marketable equity security with a book value of $45,000. There were no sales of debt securities during the first quarter of 1996.

The net gain on the sale of loans was $55,000 and $5,000 for the respective quarters ending March 31, 1996 and 1995. Gains on the sale of approximately $1,165,000 in student loans represent $29,000 of the total while gains on the sale of residential mortgage loans represent approximately $26,000 of the gains recorded in 1996. The $5,000 gain in the first quarter of 1995 represents the gain from the sale of mortgages. There were no sales of student loans during the first quarter of 1995.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Rising interest rates during the first quarter of 1995 reduced the number of mortgages originated and sold. During the first quarter of 1995, QNB originated only $80,000 in mortgages held-for-sale and sold only $245,000. As rates declined during 1995 the amount of mortgages originated increased. Interest rates reached their low during the beginning of 1996 before rapidly increasing towards the end of February. During the quarter, QNB originated $441,000 in residential mortgage loans held-for-sale and sold $763,000. Included in the $26,000 net gain is a $6,000 writedown on $202,000 in mortgages held-for-sale at March 31, 1996. This writedown is a result of the increase in interest rates towards the end of the quarter. A further increase in rates could increase the loss as well as reduce the amount of mortgages originated.

Other operating income increased $16,000 to $67,000 when comparing the two quarters ending March 31, 1996 and 1995. During the third quarter of 1995, QNB began selling mutual funds and annuities through a third party vendor. Commissions earned on the sales of these products account for $4,000 of the increase. An increase in merchant charge card income accounts for $3,000 of the increase while higher ATM card income accounts for $5,000 of the increase. The increase in merchant charge card income is a result of an increase in the volume of transactions processed, while higher ATM card income is the result of an increase in the number of cards outstanding as well as an increase in the annual fee charged.

NON-INTEREST EXPENSE

Non-interest expense includes salaries and employee benefits, net occupancy expense, furniture and equipment expense, insurance expense, other real estate owned expense, and various other operating expenses. Total non-interest expense of $2,140,000 for the quarter ending March 31, 1996 represents a decrease of $319,000 or 12.9 percent over levels reported in the first quarter of 1995. This decrease is primarily the result of the actions taken during the second quarter of 1995 to reduce staffing levels and the impact of the reduction in F.D.I.C. insurance premiums. Lower expenses related to other real estate owned also contributed to the positive variance.

                            QNB CORP. AND SUBSIDIARY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

NON-INTEREST EXPENSE (Continued)

Salaries and benefits, the largest component of non-interest expense, decreased $81,000 to $1,238,000 for the quarter ending March 31, 1996 compared to the same quarter in 1995. Salaries expense decreased $57,000 during the period while benefits expense decreased $24,000. The reduction in salary expense, when comparing the results of the two quarters, is the result of the cost savings related to the Corporate reorganization. In the second quarter of 1995, QNB implemented a revised reorganization plan which included the elimination of nine positions. QNB has reduced its full time equivalent employee figure from 141 employees at March 1995 to 134 employees at March 1996. Performance increases offset some of the savings realized. The decrease in benefits expense is also primarily the result in the reduction in the number of employees. Payroll tax expense, pension plan expense and medical and life insurance premiums all decreased.

Net occupancy expense increased $8,000 or 4.9 percent while furniture and equipment expense decreased $26,000 or 14.9 percent when comparing the two quarters ending March 31st. Higher utilities expense as a result of the harsh winter of 1996 accounts for most of the increase in net occupancy expense. A $34,000 reduction in depreciation expense on furniture and equipment offset small increases in equipment maintenance and equipment rental expense and contributed to the decrease in furniture and equipment expense.

Insurance expense, which includes Federal Deposit Insurance Corporation (F.D.I.C.) insurance, was $23,000 and $173,000 for the three months ending March 31, 1996 and 1995. The reduction in insurance expense is a direct result of the virtual elimination of F.D.I.C. insurance premiums. The expense for the first quarter of 1996 was $1,000 compared to $149,000 for the first quarter of 1995. It was determined that the Bank Insurance Fund had met its legally set coverage ratios as of May 1995 and as a result the premiums for "well capitalized" institutions were reduced.

Other real estate owned expense decreased $81,000 to $45,000 when comparing the first quarter of 1996 to the first quarter of 1995. The higher expense in 1995 was primarily the result of a writedown on one property and the loss on disposition of another property totaling $77,000.

INCOME TAXES

Applicable income taxes and effective tax rates were $294,000 or 27.9 percent for the three month period ending March 31, 1996 and $81,000 or 21.1 percent for the same period in 1995. The lower effective tax rate in 1995 compared to 1996 is a function of lower income before income taxes and the relationship between tax-exempt income to total income before taxes.

QNB's method of accounting for income taxes changed under Statement of Financial Accounting Standards No. 109 (SFAS No. 109) "Accounting for Income Taxes", which became effective for fiscal years beginning after December 15, 1992. SFAS No. 109 requires an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 1996 QNB's net deferred tax asset was $778,000 of which $578,000 relates to the allowance for possible loan losses and $56,000 is a result of the SFAS No. 115 adjustment for available-for-sale investment securities. As of March 31, 1995 QNB's net deferred tax asset was $1,242,000 of which $431,000 related to the allowance for possible loan losses and $499,000 is a result of the SFAS No. 115 adjustment for available-for-sale investment securities.

                            QNB CORP. AND SUBSIDIARY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

BALANCE SHEET ANALYSIS

The Balance Sheet Analysis reviews average balance sheet data for the three months ended March 31, 1996 compared with the twelve month average for the year ended December 31, 1995 as well as the period ending balances for the same time periods.

Average earning assets for the three month period ended March 31, 1996 increased $924,000 or .4 percent to $254,427,000 from $253,503,000 at December 31, 1995.
The increase in average earning assets was primarily the result of increases in average loans. Average loans increased $2,938,000 or 1.9 percent. This growth was not funded by increases in interest-bearing liabilities but through reductions in investment securities and Federal funds sold. Average investment securities decreased $129,000 while average Federal funds sold decreased $1,902,000. Average interest-bearing liabilities decreased $1,927,000, primarily as a result of a reduction in average NOW account balances. During the third quarter of 1995, QNB was selected as the depository institution for a local school district. These deposits are seasonal in nature with balances fluctuating by as much as $10,000,000. These balances were at their highest during the third quarter of 1995 and their lowest during the first quarter of 1996.

Average earning assets were 94.7 percent of average total assets for the three months ended March 31, 1996, an increase from 93.9 percent at December 31, 1995. Total assets averaged $268,807,000 for the first three months of 1996 compared to $269,833,000 in 1995.

Total assets at March 31, 1996 were $272,109,000, compared with $276,049,000 at December 31, 1995, a decrease of 1.4 percent. Total deposits decreased from $242,887,000 at December 31, 1995 to $238,632,000 at March 31, 1996.
Historically, deposits and therefore assets of QNB decline during the first quarter of the year, with growth occurring primarily over the second half of the year. This trend was augmented by the addition of the school district relationship. QNB anticipates the trend by adjusting its liquidity position through the use of its investment portfolio and Federal funds sold.

The decrease in assets from December 31, 1995 was primarily due to a $2,477,000 decline in loan balances resulting from the sale of approximately $2,000,000 of student loans and residential mortgage loans during the first quarter. As stated in the 1995 annual report, QNB's focus during 1996 is to develop new lending relationships as well as strengthen existing relationships. During the first quarter of 1996 QNB used an aggressive marketing campaign to book approximately $3,300,000 in fixed rate home equity loans. This marketing effort will continue in the second quarter. In addition, it is anticipated that loans to small businesses will increase during the second quarter of 1996 as a result of the implementation of a formal business development program.

QNB adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on December 31, 1993. SFAS No. 115 requires that these securities be classified into three categories.

Securities that QNB has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity. Management determines the appropriate classification of securities at the time of purchase.

                            QNB CORP. AND SUBSIDIARY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

BALANCE SHEET ANALYSIS (Continued)

As of December 31, 1995 QNB reported investment securities available-for-sale at a fair value of $55,380,000 or $336,000 above the amortized cost of $55,044,000. An unrealized holding gain, net of taxes, of $222,000 was reported as an increase to shareholders' equity. Rapidly increasing interest rates at the end of the first quarter of 1996 created an unrealized loss in the portfolio as of March 31, 1996. As of March 31, 1996 QNB reported investment securities available-for-sale at a fair value of $53,564,000 or $164,000 under the amortized cost of $53,728,000. An unrealized holding loss, net of taxes, of $109,000 was reported as a decrease to shareholders' equity.

Investment securities held-to-maturity are reported at amortized cost. As of March 31, 1996 and December 31, 1995, QNB had securities classified as held-to-maturity with an amortized cost of $43,837,000 and $42,515,000 and a market value of $43,754,000 and $42,861,000, respectively.

Activity in the investment portfolio during the first quarter of 1996 was limited to the replacement of securities that were called or matured. Both the weighted average yield and the weighted average maturity of the portfolios remained basically unchanged as a result of the activity during the quarter.

QNB primarily attracts deposits from within its market area by offering various deposit products, including demand deposits, NOW accounts, money market accounts, savings accounts and certificates of deposit. Total deposits decreased $4,255,000 to $238,632,000 at March 31, 1996. The largest decline was in noninterest-bearing balances which decreased $4,939,000 and NOW accounts which decreased $3,223,000. The decline in non-interest bearing balances is a result of "window dressing" of financial statements by commercial customers at year-end. Average noninterest-bearing deposits were down only slightly from both twelve month averages for 1995 and the average balance for the fourth quarter of 1995. The decline in NOW account balances is a result lower school district deposits. Partially offsetting these decreases were increases in money market, savings and time deposit accounts.

LIQUIDITY

Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. QNB tries to manage the coordination of its mix of cash, Federal funds sold, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities, net interest income and fee income. The portfolio of investments available-for-sale and QNB's policy of selling its residential mortgage originations and student loans in the secondary market also provide a strong source of liquidity.

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale were $68,190,000 and $71,898,000 at March 31, 1996 and December 31, 1995. These sources were adequate to meet seasonal deposit withdrawals during the first quarter of 1996 and should be adequate to meet normal fluctuations in loan demand and or deposit withdrawals. The Bank will be applying for membership to the Federal Home Loan Bank during 1996. This will provide QNB with a backup source of liquidity.

                            QNB CORP. AND SUBSIDIARY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

LIQUIDITY (Continued)

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. QNB's cash and cash equivalents decreased $2,304,000 to $10,646,000 at March 31, 1996. This compares to a $2,337,000 decrease during the first quarter of 1995. After adjusting net income for non-cash transactions, operating activities provided $1,194,000 in cash flow in the first quarter of 1996, compared to $422,000 in the same period of 1995. Net cash provided by investing activities of $1,125,000 during the first three months of 1996 resulted largely from the net decrease in loans as a result of payments and payoffs of loans exceeding originations and the sale of student loans. As mentioned previously , investment security activity during the quarter was limited to the replacement of maturities and calls. Net cash provided by investing activities of $3,562,000 during the first quarter of 1995 resulted largely from a decrease in Federal funds sold. Investment activity during the quarter was minimal due to both the lack of maturities and calls of investment securities and the decrease in funding sources. Net cash used by financing activities of $4,623,000 during the first three months of 1996 was the result of a decrease in noninterest-bearing deposits. Net cash used by financing activities of $6,321,000 during the first quarter of 1995 was the result of deposit withdrawals and a decrease in short-term borrowings.

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB's shareholders' equity at March 31, 1996 was $21,101,000 or 7.75 percent of total assets compared to shareholders; equity of $20,866,000 or 7.56 percent at December 31, 1995. March 31, 1996 shareholders' equity includes a negative adjustment of $109,000 related to unrealized holding losses, net of taxes, on investment securities available-for-sale, while shareholders' equity at December 31, 1995 includes a positive adjustment of $222,000. Without these adjustments shareholders' equity to total assets would have been 7.79 percent and 7.48 percent at March 31,1996 and December 31, 1995.

Shareholders' equity averaged $20,614,000 for the first quarter of 1996 and $19,933,000 during 1995, an increase of 3.4 percent. The ratio of average total equity to average total assets improved to 7.67 percent for 1996, compared to
7.39 percent for 1995. Book value per share rose to $14.82 at March 31, 1996 from $14.66 at year-end 1995. The market price was $32.00 bid and $34.00 ask at March 31, 1996, compared with $29.00 bid and $31.00 ask at December 31, 1995.

QNB Corp. and the Quakertown National Bank are subject to various regulatory capital requirements as issued by Federal regulatory authorities. Regulatory capital is defined in terms of Tier I capital (shareholders' equity excluding unrealized gains or losses on available-for-sale securities), and Tier II capital which includes a portion of the allowance for loan losses and total capital (Tier I plus II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet arrangements, such as letters of credit and loan commitments, based on associated risk. Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to total assets.

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based and 3.00 percent for leverage. Under the requirements, QNB has a Tier I capital ratio of 12.68 percent and 12.16 percent, a total risk-based ratio of 13.42 percent and 13.93 percent and a leverage ratio of 7.89 percent and 7.48 percent at March 31, 1996 and December 31, 1995, respectively.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At March 31, 1996 and December 31, 1995 QNB met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively and a Tier I leverage ratio of 5.00 percent.

                            QNB CORP. AND SUBSIDIARY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

INTEREST RATE SENSITIVITY

Since the assets and liabilities of QNB have diverse repricing characteristics that influence net interest income, management analyzes its interest sensitivity through the use of gap analysis and simulation models. Interest rate sensitivity management seeks to minimize the effect of interest rate changes on net interest margins and interest rate spreads and provide growth in net interest income through periods of changing interest rates. The Asset/Liability Management Committee (ALCO) is responsible for managing interest rate risk and for evaluating the impact of changing interest rate conditions on net interest income.

Gap analysis measures the difference between volumes of rate-sensitive assets and liabilities and quantifies these repricing differences for various time intervals. Static gap analysis describes interest rate sensitivity at one point in time. However, it alone does not accurately measure the magnitude of changes in net interest income since changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously. Interest rate sensitivity analysis also involves assumptions on certain categories of assets and deposits. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at either their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow. Savings accounts, including passbook, statement savings, money market, and NOW accounts, do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. This may impact QNB's margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. A positive gap results when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities. A negative gap results when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets.

QNB focuses on the management of the one year interest rate sensitivity gap. At March 31, 1996, interest earning assets scheduled to mature, likely to be called, reprice or repay in one year were $104,996,000. Interest sensitive liabilities, scheduled to mature or reprice within one year were $107,936,000. The one year cumulative gap, which reflects QNB's interest sensitivity over a period of time, was a negative $2,940,000 at March 31, 1996. The cumulative one-year gap equals 1.2 percent of total earning assets. This slightly negative or liability sensitive gap will generally benefit QNB in a falling interest rate environment, while rising interest rates will negatively impact QNB.

During the second quarter of 1995, QNB began using a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management's assumptions related to asset yields and rates paid on liabilities, deposit sensitivity and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on what management believes at that time to be the most likely interest rate environment. Management also evaluates the impact of higher and lower interest rates. Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies. Based on management's estimate of the structure of the balance sheet and interest rates for the next year, net interest income for the next twelve months is expected to increase by approximately 3.6 percent compared with the prior twelve months.

If interest rates are 100 basis points higher than management's most likely interest rate environment, the simulation model projects net interest income for the next twelve months to exceed the most likely scenario by 1.3 percent. Conversely, if interest rates are 100 basis points lower, net interest income for the most likely scenario would decline by 1.5 percent.

                            QNB CORP. AND SUBSIDIARY
                           PART II. OTHER INFORMATION
                                 March 31, 1996

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        None.

Item 3. Default Upon Senior Securities

        None.

Item 4. Submission of Matters to Vote of Securities Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits
            27.1 Financial Data Schedule

        (b) Reports on Form 8-K
            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   QNB Corp.

Date:  May 14, 1996              By:
                                                   /s/ Thomas J. Bisko
                                                   -------------------
                                                   Thomas J. Bisko
                                                   President

Date:  May 14, 1996              By:
                                                   /s/ Robert C. Werner
                                                   --------------------
                                                   Robert C. Werner
                                                   Vice President
Date:  May 14, 1996              By:
                                                   /s/ Bret H. Krevolin
                                                   --------------------
                                                   Bret H. Krevolin
                                                   Chief Accounting Officer