Form 10-Q
period 1996-06-30
QNB CORP
filed 1996-08-14
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           ---------------------------


                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1996
                               ----------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ---------------------

                     Commission file number   0-17706
                                            ------------------

                                    QNB Corp.
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Pennsylvania                                           23-2318082
- ---------------------------------                           -------------------
  (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)



 10 North Third Street, Quakertown, PA                         18951-9005
- ----------------------------------------                       ----------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code     (215) 538-5600
                                                   ----------------------

                                 Not Applicable
 ------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.


         Indicate by check x/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes      x         No
                                              --------------   ---------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at August 13, 1996
Common Stock, par value $1.25                               1,424,136

                            QNB CORP. AND SUBSIDIARY

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1996


                                      INDEX





                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS                                         PAGE

          Consolidated Statements of Income for Three and
                   Six Months Ended June 30, 1996 and 1995...............1

          Consolidated Balance Sheets at June 30, 1996
                   and December 31, 1995.................................2

          Consolidated Statements of Cash Flows for Six
                   Months Ended June 30, 1996 and 1995...................3

          Notes to Consolidated Financial Statements.....................4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION........................5


                            PART II - OTHER INFORMATION


          OTHER INFORMATION..............................................17

CONSOLIDATED STATEMENTS OF INCOME                                                              ONB Corp.
                                                                                               and Subsidiary

                                                                             (in thousands, except per share data)
                                                                                          (unaudited)
- ------------------------------------------------------------------------------------------------------------------
                                                                              Three Months          Six Months
                                                                             Ended June 30,       Ended June 30,
                                                                             1996       1995       1996      1995
- ------------------------------------------------------------------------------------------------------------------
Interest Income
Interest and fees on loans .............................................   $ 3,371    $ 3,434    $ 6,684   $ 6,752
Interest and dividends on investment securities available-for-sale .....       812        794      1,630     1,565
Interest and dividends on investment securities held-to-maturity:
     Taxable ...........................................................       532        468      1,068       939
     Tax-exempt ........................................................       130         98        252       182
Interest on Federal funds sold .........................................        51        105        102       168
- ------------------------------------------------------------------------------------------------------------------
         Total interest income .........................................     4,896      4,899      9,736     9,606
- ------------------------------------------------------------------------------------------------------------------
Interest Expense
Interest on deposits:
     NOW accounts ......................................................       143        179        294       344
     Money market accounts .............................................       256        285        513       578
     Savings ...........................................................       197        203        386       407
     Time...............................................................     1,148      1,081      2,303     2,066
     Time over $100,000 ................................................       205        250        431       491
Interest on short-term borrowings ......................................        65         59        128       104
- ------------------------------------------------------------------------------------------------------------------
         Total interest expense ........................................     2,014      2,057      4,055     3,990
- ------------------------------------------------------------------------------------------------------------------
         Net interest income ...........................................     2,882      2,842      5,681     5,616
Provision for possible loan losses .....................................       100        560        200       810
- ------------------------------------------------------------------------------------------------------------------
         Net interest income after provision for possible loan losses ..     2,782      2,282      5,481     4,806
- ------------------------------------------------------------------------------------------------------------------
Non-Interest Income
Fees for services to customers .........................................       254        218        503       434
Mortgage servicing fees ................................................        52         63        107       122
Net gain (loss) on investment securities ...............................        23         --         93        (8)
Net (loss) gain on sale of loans .......................................       (16)        85         39        90
Other operating income .................................................        67         48        134       100
- ------------------------------------------------------------------------------------------------------------------
         Total non-interest income .....................................       380        414        876       738
- ------------------------------------------------------------------------------------------------------------------
Non-Interest Expense
Salaries and employee benefits .........................................     1,291      1,544      2,529     2,863
Net occupancy expense ..................................................       164        162        334       324
Furniture and equipment expense ........................................       170        187        318       361
Insurance expense ......................................................        22        174         45       347
Other real estate owned expense ........................................        45        161         90       287
Other expense ..........................................................       508        489      1,024     1,000
- ------------------------------------------------------------------------------------------------------------------
         Total non-interest expense ....................................     2,200      2,717      4,340     5,182
- ------------------------------------------------------------------------------------------------------------------
     Income (loss) before income taxes .................................       962        (21)     2,017       362
Provision (benefit) for income taxes ...................................       262        (16)       556        65
- ------------------------------------------------------------------------------------------------------------------
     Net Income (Loss) .................................................   $   700    $    (5)   $ 1,461   $   297
==================================================================================================================
     Net Income Per Share ..............................................   $   .49         --    $  1.02   $   .21
==================================================================================================================
     Cash Dividends Per Share ..........................................   $   .14    $  .125    $   .28   $   .25
==================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS                                                                          ONB Corp.
                                                                                                     and Subsidiary

                                                                                                     (in thousands)
                                                                                                      (unaudited)
- ------------------------------------------------------------------------------------------------------------------------
                                                                                                June 30,    December 31,
                                                                                                   1996         1995
- ------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks ......................................................................  $  12,385    $  12,950
Federal funds sold ...........................................................................      9,148        2,907
Investment securities
     available-for-sale ......................................................................     51,120       55,380
     held-to-maturity (market value $45,142 and $42,861) .....................................     45,430       42,515
Total loans, net of unearned income of $439 and $382 .........................................    153,737      155,957
     Allowance for possible loan losses ......................................................     (2,506)      (2,384)
- -----------------------------------------------------------------------------------------------------------------------
         Net loans ...........................................................................    151,231      153,573
Premises and equipment, net ..................................................................      4,505        4,536
Other real estate owned ......................................................................      1,567          775
Accrued interest receivable ..................................................................      1,821        1,943
Other assets .................................................................................      2,021        1,470
- -----------------------------------------------------------------------------------------------------------------------
Total assets .................................................................................  $ 279,228    $ 276,049
=======================================================================================================================

Liabilities
Deposits
     Demand, noninterest-bearing .............................................................  $  33,260    $  31,882
     NOW accounts ............................................................................     41,078       39,477
     Money market accounts ...................................................................     35,878       36,853
     Savings .................................................................................     36,172       33,841
     Time.....................................................................................     86,338       86,382
     Time over $100,000 ......................................................................     13,830       14,452
- -----------------------------------------------------------------------------------------------------------------------
         Total deposits ......................................................................    246,556      242,887
Short-term borrowings ........................................................................      9,145       10,099
Accrued interest payable .....................................................................        961        1,040
Other liabilities ............................................................................      1,187        1,157
- -----------------------------------------------------------------------------------------------------------------------
Total liabilities ............................................................................    257,849      255,183
- -----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' Equity
Common stock, par value $1.25 per share;
     authorized 5,000,000 shares; issued 1,424,136 shares and 1,423,838 shares ...............      1,780        1,780
Surplus ......................................................................................      4,292        4,283
Retained earnings ............................................................................     15,643       14,581
Unrealized holding (losses) gains, net of taxes, on investment securities available-for-sale .       (336)         222
- -----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity ...................................................................     21,379       20,866
- -----------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity ...................................................  $ 279,228    $ 276,049
=======================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOW                                                            ONB Corp.
                                                                                               and Subsidiary

                                                                                                  (in thousands)
                                                                                                    (unaudited)
- --------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                                                                        1996        1995
- --------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income ..............................................................................   $  1,461    $    297
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for possible loan losses ....................................................        200         810
     Depreciation and amortization .........................................................        244         310
     Securities (gains) losses .............................................................        (93)          8
     Net gain on sale of loans .............................................................        (39)        (90)
     Proceeds from sales of residential mortgages ..........................................      2,073       1,064
     Originations of residential mortgages held-for-sale ...................................     (2,000)     (1,108)
     Gains on disposal of premises and equipment ...........................................         --          (9)
     Writedowns, net of losses (gains) on sales of other real estate owned .................         34         183
     Deferred income tax provision .........................................................        (24)        (19)
     Change in income taxes payable ........................................................       (119)        (85)
     Net decrease in interest and dividends receivable .....................................        122         121
     Net amortization of premiums and discounts ............................................         38          63
     Net decrease in interest payable ......................................................        (79)         (2)
     Other, net ............................................................................       (200)       (344)
- --------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities .............................................      1,618       1,199
- --------------------------------------------------------------------------------------------------------------------
Investing Activities
   Proceeds from maturities and calls of investment securities
     available-for-sale ....................................................................     11,080         445
     held-to-maturity ......................................................................      3,804         568
   Proceeds from sales of investment securities
     available-for-sale ....................................................................      5,655       1,003
   Purchase of investment securities
     available-for-sale ....................................................................    (13,275)     (6,997)
     held-to-maturity ......................................................................     (6,709)     (1,799)
   Net increase in Federal funds sold ......................................................     (6,241)     (4,171)
   Proceeds from sale of student loans .....................................................      1,361       2,559
   Net (increase) decrease in loans ........................................................       (210)      2,515
   Net purchases of premises and equipment .................................................       (213)       (179)
   Proceeds from disposal of premises and equipment ........................................         --          12
   Proceeds from the sale of other real estate owned .......................................        131       1,121
- --------------------------------------------------------------------------------------------------------------------
     Net cash used by investing activities .................................................     (4,617)     (4,923)
- --------------------------------------------------------------------------------------------------------------------
Financing Activities
   Net increase in noninterest-bearing deposits ............................................      1,378       1,594
   Net increase in interest-bearing deposits ...............................................      2,291         280
   Net (decrease) increase in short-term borrowings ........................................       (954)        706
   Cash dividends paid .....................................................................       (399)       (355)
   Proceeds from issuance of common stock ..................................................          9          29
   Other, net ..............................................................................        109         142
- --------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities .............................................      2,434       2,396
- --------------------------------------------------------------------------------------------------------------------
     Decrease in cash and cash equivalents .................................................       (565)     (1,328)
     Cash and cash equivalents at beginning of year ........................................     12,950      11,427
- --------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period ............................................   $ 12,385    $ 10,099
====================================================================================================================
Supplemental Cash Flow Disclosures
   Interest paid ...........................................................................   $  4,134    $  3,992
   Income taxes paid .......................................................................        700         170
   Non-Cash Transactions
     Transfer of loans to other real estate owned ..........................................        957         224
     Change in net unrealized holding gains (losses), net of taxes, on investment securities       (558)      1,621
====================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  June 30, 1996 AND 1995, AND DECEMBER 31, 1995
                                   (Unaudited)


1. REPORTING AND ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of QNB Corp. and its wholly owned subsidiary, The Quakertown National Bank, (QNB). All significant intercompany accounts and transactions are eliminated in the consolidated statements.

The consolidated balance sheet as of June 30, 1996, as well as the respective statements of income and cash flows for the three and six month periods ended June 30, 1996 and 1995, are unaudited. The consolidated balance sheet as of December 31, 1995 is derived from QNB's audited 1995 Annual Report and the related footnotes are referenced to QNB's 1995 Annual Report incorporated in the Form 10-K.

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

2. ADOPTION OF FINANCIAL ACCOUNTING STANDARDS

Beginning January 1, 1996 QNB adopted Statement of Financial Accounting Standards No. 122 (SFAS No.122), "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires the recognition of separate assets relating to the rights to service mortgage loans based on their fair value if it is practicable to estimate the value. Additionally, the fair value of servicing assets will be required to be measured at each reporting date to determine any potential impairment. The statement applies prospectively to transactions entered into in 1996, therefore, there was no cumulative effect upon adoption of this statement. This statement did not have a significant effect on the financial position or results of operations of QNB.

QNB adopted Statement of Financial Accounting Standards No. 114 (SFAS No. 114), "Accounting by Creditors for Impairment of a Loan" as amended by Statement of Financial Accounting Standards No. 118 (SFAS No. 118), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of SFAS No. 114 did not have a material impact on the financial position or results of operations of QNB.

At June 30, 1996 and 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $4,642,000 and $4,300,000, respectively, of which $2,783,000 and $3,077,000 related to loans with no valuation allowance and $1,859.000 and $1,223,000 related to loans with a corresponding valuation allowance of approximately $544,000 and $249,000, respectively. Most of the loans identified as impaired are collateral-dependent.

                                    FORM 10-Q
                                     Page 4

                            QNB CORP. AND SUBSIDIARY


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION

The intention of this section is to provide the reader with a better understanding of the consolidated results of operations for the three and six month periods ended June 30, 1996 and 1995 and the financial condition at June 30, 1996 as compared to December 31, 1995 of QNB Corp. and its wholly owned subsidiary, The Quakertown National Bank. The financial condition and results of operations discussed herein are presented on a consolidated basis and the consolidated entity is referred to herein as "QNB".

QNB Corp. (the "Corporation") is a bank holding company headquartered in Quakertown, Pennsylvania which provides a full range of commercial and retail banking services through its banking subsidiary, The Quakertown National Bank (the "Bank"), a 119 year old community bank with locations in Upper Bucks, Northern Montgomery and Southern Lehigh Counties.


RESULTS OF OPERATIONS

QNB reported net income of $700,000 or $.49 per share for the three month period ending June 30, 1996. This represents a significant increase from the $5,000 loss reported for the same period in 1995. For the six month periods ending June 30, 1996 and 1995, net income and earnings per share were $1,461,000 and $1.02 and $297,000 and $.21, respectively.

The increase in net income for the quarter can be attributed to the significant improvement in the company's efficiency ratio which dropped to approximately 65 percent from approximately 81 percent for the quarter ending June 30, 1995. A decline in salary and benefits expense resulting from a reduction in personnel, combined with the virtual elimination of Federal Deposit Insurance Corporation premiums and a sizable reduction in expense related to other real estate owned contributed to the improvement in the efficiency ratio. A reduction of $460,000 in the provision for possible loan losses also contributed to the improvement in earnings.

The loss during the second quarter of 1995 was primarily the result of expense related to a Corporate reorganization of approximately $244,000, a charge to the provision for possible loan losses of $560,000 and expense related to other real estate owned of $161,000. The efficiency ratio for the June 1995 quarter, excluding the expense related to a Corporate reorganization would have been approximately 74 percent.

The improvement in net income when comparing the results for the six month periods is primarily the result of actions taken by QNB during the prior two years to reduce noninterest expense. These actions included two Corporate re-engineering plans which resulted in approximately a 13 percent reduction in the number of employees. Salaries and benefits expense declined $334,000 during the six month periods. Also positively impacting the results when comparing the six month periods was a $610,000 reduction in the provision for possible loan losses, a $302,000 reduction in insurance premiums, primarily the elimination of Federal Deposit Insurance Corporation (F.D.I.C.) insurance premiums, and a $197,000 decline in expense related to other real estate owned. On the revenue side, net interest income increased $65,000, fees for services to customers increased $69,000 and net gains on the sale of investment securities increased $101,000.




                                    FORM 10-Q
                                     Page 5

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


NET INTEREST INCOME

Net interest income is the primary source of operating income for QNB. Net interest income is interest income, dividends, and fees on earning assets, less interest expense incurred for funding sources. Earning assets primarily include loans, investment securities and Federal funds sold. Sources used to fund these assets include deposits, borrowed funds and shareholders' equity. Net interest income is affected by changes in interest rates, the volume and mix of earning assets and interest-bearing liabilities, and the amount of earning assets funded by noninterest-bearing deposits and shareholders' equity.

Net interest income increased slightly for the three month period ending June 30, 1996 to $2,882,000 compared to $2,842,000 for the same period last year. A
2.1 percent increase in average earning assets and a one basis point increase in the net interest margin contributed to the increase in net interest income. The recognition of $45,000 in interest income on the payoff of a nonaccrual loan accounted for approximately seven basis points in the net interest margin. Without this payment the net interest margin and net interest income would have declined by six basis points and $5,000 for the quarter.

The yield on earning assets on a fully taxable equivalent basis was 7.92 percent for the second quarter of 1996 versus 8.04 percent for the second quarter of 1995, while the rate paid on interest-bearing liabilities was 3.71 percent and
3.80 percent for the same periods. QNB was able to sustain its yield on earning assets despite a 75 basis point decline in the prime rate when comparing the two quarters. The average prime rate for the second quarter of 1996 was 8.25 percent compared to 9.00 percent for the second quarter of 1995. Higher yields on QNB's investment portfolio when comparing the two quarters partially offset some of the impact of lower yields on the loan portfolio. The net interest margin on a fully taxable equivalent basis for the three month period ended June 30, 1996 was 4.74 percent compared to 4.73 percent for the same period in 1995.

Net interest income for the six month period ending June 30, 1996 was $5,681,000, an increase of $65,000 over the $5,616,000 recorded in 1995. A 2.6 percent increase in average earning assets offset a four basis point decline in the net interest margin. While total interest income increased $130,000 to $9,736,000 for the first six months of 1996, interest expense increased $65,000 to $4,055,000 over the same period. The yield on earning assets on a fully taxable equivalent basis was 7.88 percent for the six months ending June 30, 1996 versus 7.97 percent for the same period of 1995, while the rate paid on interest-bearing liabilities was 3.73 percent and 3.72 percent for the same periods. The net interest margin for the six month periods ended June 30, 1996 and 1995 was 4.68 percent and 4.72 percent, respectively.

The movement of interest rates during the two six month periods has been in opposite directions. During 1995 market interest rates, ie., the Treasury yield curve, peaked during the first quarter of 1995, then declined fairly significantly during the end of the first quarter and throughout the second quarter of 1995. This contrasts to the bottoming of rates in February 1996, followed by a rapid increase that continued throughout the second quarter.

QNB anticipates that its net interest margin will decline over the second half of the year because of an increase in the rate paid on its interest-bearing liabilities. Seasonal deposits from a local school district that earn a rate close to Federal funds as well as a promotion for time certificates of deposit will negatively impact the total rate paid on interest-bearing deposits. This negative impact should be reduced by higher yields on earning assets as a result of loan growth and higher reinvestment yields on the investment portfolio.

                                    FORM 10-Q
                                     Page 6

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


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

The provision for possible loan losses was $100,000 for the second quarter of 1996 compared to $560,000 for the same period in 1995. The provision for possible loan losses was $200,000 and $810,000 for the six month periods ending June 30, 1996 and 1995, respectively. The primary reason for the higher provision for possible loan losses during both the three and six month periods of 1995 was the higher level of loans charged-off, particularly loans secured by real estate, both residential and commercial, during 1995. The allowance for loan loss model is heavily weighted for historical charge-offs and since the loan portfolio is primarily comprised of loans secured by real estate, charge-offs of these types of loans have a significant impact on the calculation of the allowance for possible loan losses and therefore the provision for possible loan losses.

Net charge-offs in the second quarter of 1996 were $5,000 compared to $137,000 for the same period in 1995. Net charge-offs were $78,000 and $431,000 for the six month periods ending June 30, 1996 and 1995, respectively. QNB's net charge-offs as a percentage of average loans was .10 percent (annualized) for the six month period ended June 30, 1996, compared with .56 percent for the same 1995 period. During the second quarter of 1996 QNB had a partial recovery of $35,000 on a commercial loan charged-off in 1992. The partial charge-off of a group of loans to one borrower for the purpose of low income residential investment properties and the partial charge-off of loans to another borrower for commercial and residential investment properties accounts for $384,000 of the $431,000 charged-off during the first six months of 1995.

Nonperforming assets (nonaccruing loans, loans past due 90 days or more, and other real estate owned) amounted to 2.31 percent of total assets at June 30, 1996 compared with 1.75 percent at June 30, 1995 and 2.01 percent at December 31, 1995. Nonperforming assets have increased 35.4 percent when comparing the June 30, 1996 balance of $6,463,000 to the June 30, 1995 balance of $4,773,000.
Nonperforming assets have also increased from the December 31, 1995 balance of $5,535,000. Nonaccrual loans were $4,751,000 and $3,646,000 at June 30, 1996 and
1995. Nonaccrual loans at December 31, 1995 were $4,480,000. QNB anticipates a decrease in nonaccrual loans during the third quarter as a result of significant payments or payoffs of a few loans. Other real estate owned was $1,567,000 at June 30, 1996 compared to $775,000 at December 31, 1995 and $893,000 at June 30, 1995. Management anticipates a reduction in other real estate owned during the third and fourth quarters as a result of the sale of a number of properties totaling approximately $1,000,000. Some of this reduction in other real estate owned will be offset by the foreclosure of several properties currently included in nonaccrual loans. However, management believes total nonperforming assets will decrease significantly prior to December 31, 1996.


                                    FORM 10-Q
                                     Page 7

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


PROVISION FOR POSSIBLE LOAN LOSSES (Continued)

There were no restructured loans as of June 30, 1996, December 31, 1995 or June 30, 1995 as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", that have not already been included in loans past due 90 days or more or nonaccrual loans.

The allowance for possible loan losses was $2,506,000 and $2,384,000 at June 30, 1996 and December 31, 1995, respectively. The ratio of the allowance to total loans was 1.63 percent and 1.53 percent for the respective periods. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

QNB adopted Statement of Financial Accounting Standards No. 114 (SFAS No. 114), "Accounting by Creditors for Impairment of a Loan" as amended by Statement of Financial Accounting Standards No. 118 (SFAS No. 118), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of SFAS No. 114 did not have a material impact on the financial position or results of operations of QNB.


NON-INTEREST INCOME

QNB, through its core banking business, generates various fees and service charges. Total non-interest income is composed of service charges on deposit accounts, mortgage servicing fees, gains on the sale of investment securities, gains on the sale of residential mortgages and student loans, and other miscellaneous fee income. Total non-interest income decreased $34,000 or 8.2 percent to $380,000 for the quarter ending June 30, 1996 when compared to June 30, 1995. For the six month period non-interest income increased $138,000 or
18.7 percent to $876,000.

Fees for services to customers, the largest component of total non-interest income is primarily comprised of service charges on deposit accounts. These fees increased 16.5 percent when comparing the two quarters from $218,000 to $254,000. Charges related to a greater volume of overdrafts, as well as an increase in the overdraft fee in November of 1995, account for approximately $35,000 of the increase, while higher fees on business deposit accounts contributed approximately $6,000 to the increase. An increase in the amount of waived service charges of approximately $11,000 offset some of these increases.

For the six month period ending June 30, 1996 and 1995 fees for services to customers was $503,000 and $434,000, respectively. As was the case for the quarter, higher overdraft fees of approximately $55,000 and higher fees on business deposit accounts of $12,000 accounted for the increase.

While QNB sells a majority of its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. Mortgage servicing fees for the quarter ending June 30, 1996 were $52,000 which represents an $11,000 decrease from the same period in 1995. The

                                    FORM 10-Q
                                     Page 8

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


NON-INTEREST INCOME (Continued)

decrease in mortgage servicing fees for the quarter is primarily the result of a
8.8 percent decrease in the average balance of mortgages serviced. The average balance of mortgages serviced during the second quarter of 1996 was approximately $76,600,000 compared to $84,000,000 for the second quarter of 1995.

For the six month period mortgage servicing fees decreased 12.3 percent to $107,000. The average balance of mortgages serviced was approximately $78,000,000 for the six month period ending June 30, 1996 compared to $84,600,000 for the first six months of 1995. It is anticipated that the amount of servicing fees will continue to decline as a result of a slow down in the origination and sale of mortgages caused by an increase in interest rates. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded. The implementation of Statement of Financial Accounting Standards No. 122 (SFAS No. 122), "Accounting for Mortgage Servicing Rights" beginning January 1, 1996 will also impact the level of servicing income recorded.

SFAS No. 122 requires the recognition of separate assets relating to the rights to service mortgage loans based on their fair value if it is practicable to estimate the value. Additionally, the fair value of servicing assets will be required to be measured at each reporting date to determine any potential impairment. The statement applies prospectively to transactions entered into in 1996, therefore, there was no cumulative effect upon adoption of this statement. This statement did not have a significant effect on the financial position or results of operations of QNB.

Gains on the sale of investment securities were $23,000 for the second quarter of 1996 and $93,000 for the six month period ending June 30, 1996. This compares to a loss of $8,000 for the six month period ending June 30, 1995. There were no security sales during the second quarter of 1995. The gain recorded in the second quarter of 1996 resulted from the sale of approximately $5,500,000 in U.S. Treasury and agency securities. QNB took advantage of a steep slope in the short end of the Treasury yield curve to "prefund" bonds that were maturing over the next year and a half and reinvested in bonds in the three to four year range. This allowed QNB to record a profit on the sale and also increase the overall book yield of the portfolio. The remaining gain of $70,000 recorded in 1996 relates to the sale of a marketable equity security with a book value of $45,000 during the first quarter.

QNB recorded a loss of $16,000 on the sale of loans during the second quarter of 1996. This compares to an $85,000 gain for the same period in 1995. The sale or write-down of mortgages held for sale accounts for $17,000 of the loss during the second quarter of 1996 while the sale of approximately $200,000 in student loans contributed a $1,000 gain. Net gains on residential mortgage sales were $17,000 for the three month period ending June 30, 1995. In June of 1995, QNB sold approximately $2,600,000 of student loans to SallieMae at a gain of $68,000.

For the six month periods ending June 30, 1996 and 1995 the net gains on the sale of loans was $39,000 and $90,000, respectively. Net gains on the sale of student loans contributed $30,000 while net gains on the sale of residential mortgages contributed $9,000 during 1996. This compares to $68,000 for the gain on student loan sales and $22,000 for the gain on mortgage sales for 1995.

The net gain or loss on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. As discussed earlier, QNB was operating in contrasting interest rate cycles during the first six months of 1996 and 1995. Higher rates at the end of 1994 and the beginning of 1995 negatively impacted the volume of mortgages originated and sold. A downturn in rates at the end of the first


                                    FORM 10-Q
                                     Page 9

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


NON-INTEREST INCOME (Continued)

quarter and during the second quarter of 1995 provided the gain on the mortgages sold. Interest rates reached their low during the beginning of 1996 before rapidly increasing towards the end of February and throughout the second quarter of 1996. This rapid increase in rates created a loss on the mortgages sold or held for sale. As of June 30, 1996 QNB had approximately $431,000 in mortgage loans classified as held for sale. These loans are accounted for at lower of cost or market.

Other operating income increased $19,000 to $67,000 when comparing the two quarters ending June 30, 1996 and 1995 and $34,000 to $134,000 when comparing the six month periods. During the third quarter of 1995, QNB began selling mutual funds and annuities through a third party vendor. Commissions earned on the sales of these products account for $8,000 and $12,000 of the increase for the three and six month periods. An increase in merchant charge card income accounts for $4,000 and $7,000 of the increase while higher ATM card income accounts for $3,000 and $8,000 of the increase during the three and six month periods, respectively. The increase in merchant charge card income is a result of an increase in the volume of transactions processed, while higher ATM card income is the result of an increase in the number of cards outstanding as well as an increase in the annual fee charged. Commissions received for insurance sold on consumer loans also contributed to the increase in other operating income.


NON-INTEREST EXPENSE

Non-interest expense includes salaries and employee benefits, net occupancy expense, furniture and equipment expense, insurance expense, other real estate owned expense, and various other operating expenses. Total non-interest expense of $2,200,000 for the quarter ending June 30, 1996 represents a decrease of $517,000 or 19.0 percent over levels reported in the second quarter of 1995. Total non-interest expense for the six months ending June 30, 1996 was $4,340,000, a decrease of $842,000 or 16.2 percent from 1995 levels. The improvement during both reported periods is primarily the result of the actions taken during the second quarter of 1995 to reduce staffing levels and the impact of the reduction in F.D.I.C. insurance premiums. Lower expenses related to other real estate owned also contributed to the positive variance.

Salaries and benefits, the largest component of non-interest expense, decreased $253,000 to $1,291,000 for the quarter ending June 30, 1996 compared to the same quarter in 1995. Salaries expense decreased $208,000 during the period while benefits expense decreased $45,000. The reduction in salary expense, when comparing the results of the two quarters, is the result of the cost savings related to the Corporate reorganization. In the second quarter of 1995, QNB implemented a revised reorganization plan which included the elimination of nine positions. The cost of the severance packages was $244,000, which was expensed in the second quarter of 1995. Performance increases offset some of the savings realized. The decrease in benefits expense is also primarily the result of the reduction in the number of employees. Payroll tax expense, pension plan expense and medical and life insurance premiums decreased by approximately $15,000, $7,000 and $30,000, respectively. Higher state unemployment taxes also resulted from the Corporate reorganizations.

Salaries and benefit expense for the six month period ending June 30, 1996 was $2,529,000, a decrease of $334,000 or 11.7 percent from the same period in 1995. Salaries expense was $264,000 lower, while benefit expense declined $70,000. These reductions in expense for the six month period correspond to the explanations

                                    FORM 10-Q
                                     Page 10

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


NON-INTEREST EXPENSE (Continued)

for the three month period. Payroll taxes decreased $19,000, while medical and life insurance premiums declined $44,000 and pension plan expense declined $12,000. Lower rates for medical premiums also positively impacted the amount of expense.

Net occupancy expense increased $2,000 or 1.2 percent while furniture and equipment expense decreased $17,000 or 9.1 percent when comparing the two quarters ending June 30th. Slightly higher costs for utilities and building repairs and maintenance accounted for most of the increase in net occupancy expense. A $31,000 reduction in depreciation expense on furniture and equipment offset an $8,000 increase in equipment maintenance expense.

For the six month periods ending June 30, 1996 and 1995, net occupancy expense was $334,000 and $324,000, while furniture and equipment expense was $318,000 and $361,000, respectively. The $10,000 increase in net occupancy expense was primarily the result of higher utilities costs and building maintenance costs of $7,000 and $3,000, respectively. The harsh winter of 1996 contributed to these higher costs. The $43,000 or 11.9 percent decline in furniture and equipment expense was a result of lower depreciation costs which decreased $65,000. QNB uses an accelerated method of depreciation on its furniture and equipment. This provides for higher expense in the earlier years of an asset's life. A decline in the amount of furniture and equipment purchased since 1993 along with lower depreciation expense as an asset ages account for the decrease. Depreciation expense is anticipated to begin increasing as a result of replacing older equipment and the need to keep up with changing technology. Partially offsetting lower depreciation expense were higher costs associated with equipment maintenance and the fee paid for disaster recovery services for QNB's computers.

Insurance expense, which includes Federal Deposit Insurance Corporation (F.D.I.C.) insurance, was $22,000 and $174,000 for the three months ending June 30, 1996 and 1995 and $45,000 and $347,000 for the six month periods. The reduction in insurance expense is a direct result of the virtual elimination of F.D.I.C. insurance premiums. F.D.I.C. premiums for the six month periods of 1996 and 1995 were $2,000 and $298,000, respectively. It was determined that the Bank Insurance Fund had met its legally set coverage ratios as of May 1995 and as a result premiums for "well capitalized" institutions were reduced starting in the third quarter of 1995. Lower premiums for directors and officers insurance also contributed to the decline in total insurance expense during 1996.

Other real estate owned expense decreased $116,000 to $45,000 when comparing the second quarter of 1996 to the same quarter of 1995. The higher expense in 1995 was primarily the result of a loss of $67,000 on the sale of one property and the write-down of two other properties by $40,000 during the second quarter of 1995. The majority of the expense during the second quarter of 1996 relates to the loss on the sale of one property of $17,000 and the write-down on another property of $17,000. Other real estate owned expense for the respective six month periods ending June 30, 1996 and 1995 was $90,000 and $287,000, respectively. The higher amount in 1995 was primarily the result of write-downs and losses on the sale of properties totaling $183,000.

The major categories that comprise other expense are marketing, supplies, professional fees, postage, telecommunications and expense related to the repossession and foreclosure of assets. Total other expense for the three months ending June 30, 1996 was $508,000, an increase of $19,000 over the same period in 1995. The primary factors for the increase were costs associated with foreclosing or repossessing assets. These include sheriff costs and the payment of past due property taxes and property insurance on real estate collateralized loans. These

                                    FORM 10-Q
                                     Page 11

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (Continued)

costs increased $26,000 when comparing the two quarters. Other categories that showed significant increases were marketing expense which increased $25,000 and postage which increased $8,000. The advertising and promotion of several new products including a new youth banking account called "Youth Trek" contributed to these increases. Partially offsetting these increases were savings related to supplies expense which declined $23,000 and fees for professional services; legal, accounting and consulting, which declined $38,000.

Total other expense for the six month period ending June 30, 1996 was $1,024,000, an increase of $24,000 over the same period in 1995. Higher marketing costs, postage expense, foreclosure costs and appraisal costs accounted for $52,000, $12,000, $24,000 and $18,000 of the increase. Decreases in supplies expense, professional fees and state taxes reduced the impact of the increases.


INCOME TAXES

Applicable income taxes and effective tax rates were $556,000 or 27.6 percent for the six month period ending June 30, 1996 and $65,000 or 18.0 percent for the same period in 1995. The lower effective tax rate in 1995 compared to 1996 is a function of lower taxable income and the relationship between tax-exempt income to total income before taxes. As a result of the modest earnings during the first six months of 1995, QNB was impacted by the alternative minimum tax.

QNB's method of accounting for income taxes changed under Statement of Financial Accounting Standards No. 109 (SFAS No. 109) "Accounting for Income Taxes," which became effective for fiscal years beginning after December 15, 1992. SFAS No. 109 requires an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 1996 QNB's net deferred tax asset was $919,000 of which $610,000 relates to the allowance for possible loan losses and $173,000 resulted from the SFAS No. 115 adjustment for available-for-sale investment securities. As of June 30, 1995 QNB's net deferred tax asset was $880,000 of which $575,000 related to the allowance for possible loan losses and $119,000 resulted from the SFAS No. 115 adjustment for available-for-sale investment securities.


BALANCE SHEET ANALYSIS

The Balance Sheet Analysis reviews average balance sheet data for the six months ended June 30, 1996 compared with the twelve month average for the year ended December 31, 1995 as well as the period ending balances for the same time periods.

Average earning assets for the six month period ended June 30, 1996 increased $752,000 or .3 percent to $254,255,000 from $253,503,000 at December 31, 1995.
The increase in average earning assets was primarily the result of increases in average loans. Average loans increased $2,464,000 or 1.6 percent. This growth was not funded by increases in interest-bearing liabilities but through reductions in Federal funds sold and a higher level of noninterest-bearing deposits. Average Federal funds sold decreased $1,792,000 and average noninterest-bearing deposits increased $878,000. Average interest-bearing liabilities decreased $2,653,000, primarily as a result of a reduction in average money market and NOW account balances. During the third quarter of 1995, QNB was

                                    FORM 10-Q
                                     Page 12

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

BALANCE SHEET ANALYSIS (Continued)

selected as the depository institution for a local school district. These deposits are seasonal in nature with balances fluctuating by as much as $10,000,000. These balances were at their highest during the third quarter of 1995 and their lowest during the first quarter of 1996.

Total assets at June 30, 1996 were $279,228,000, compared with $276,049,000 at December 31, 1995, an increase of 1.2 percent. Total deposits increased from $242,887,000 at December 31, 1995 to $246,556,000 at June 30, 1996.
Historically, deposits and therefore assets of QNB decline during the first half of the year, with growth occurring primarily over the second half of the year. This trend continued during 1996, as evidenced by the decline in total average assets and total average deposits when comparing the fourth quarter of 1995 to the first six months of 1996. Total average assets for the fourth quarter of 1995 were $276,062,000 versus $269,740,000 for the six month period while total average deposits were $243,330,000 versus $237,738,000. The increase in total deposits and total assets from December 31, 1995 to June 30, 1996 was a result of growth that occurred over the last couple of weeks in June. This historical trend was augmented by the addition of the school district relationship. QNB anticipates the trend by adjusting its liquidity position through the use of its investment portfolio and Federal funds sold.

The increase in assets from December 31, 1995 to June 30,1996 is primarily centered in Federal funds sold which increased $6,241,000. This increase is a result of the growth in the deposits occurring at the end of the quarter and will be temporary. These funds will be invested in investment securities or will be used to fund new loans. As stated in the 1995 annual report QNB's focus during 1996 is to develop new lending relationships as well as strengthening existing relationships. Despite the $2,220,000 decline in total loans since December 31, 1995, this remains QNB's focus. The decline in loans since year-end is a result of both pay-downs on seasonal lines of credit and the sale of approximately $3,400,000 in residential and student loans. During the first half of 1996, QNB used an aggressive marketing campaign to book approximately $6,400,000 in fixed rate home equity loans. It is anticipated that loans to small businesses will increase during the second half of 1996 as a result of the implementation of a formal business development program.

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

As of December 31, 1995 QNB reported investment securities available-for-sale at a fair value of $55,380,000 or $336,000 above the amortized cost of $55,044,000. An unrealized holding gain, net of taxes, of $222,000 was reported as an increase to shareholders' equity. Rapidly increasing interest rates at the end of the first quarter and throughout the second quarter of 1996 created an unrealized loss in the portfolio. As of June 30, 1996 QNB reported investment securities available-for-sale at a fair value of $51,120,000 or $509,000 under the amortized cost of $51,629,000. An unrealized holding loss, net of taxes, of $336,000 was reported as a decrease to shareholders' equity.

                                    FORM 10-Q
                                     Page 13

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


BALANCE SHEET ANALYSIS (Continued)

Investment securities held-to-maturity are reported at amortized cost. As of June 30, 1996 and December 31, 1995, QNB had securities classified as held-to-maturity with an amortized cost of $45,430,000 and $42,515,000 and a market value of $45,142,000 and $42,861,000, respectively.


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

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale were $73,084,000 and $71,898,000 at June 30, 1996 and December 31, 1995. These sources were adequate to meet seasonal deposit withdrawals during the first half of 1996 and should be adequate to meet normal fluctuations in loan demand and or deposit withdrawals. The Bank will be applying for membership to the Federal Home Loan Bank during 1996.
This will provide QNB with a backup source of liquidity.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. QNB's cash and cash equivalents decreased $565,000 to $12,385,000 at June 30, 1996. This compares to a $1,328,000 decrease during the first six months of 1995. After adjusting net income for non-cash transactions, operating activities provided $1,618,000 in cash flow in the first half of 1996, compared to $1,199,000 in the same period of 1995. Net cash used by investing activities was $4,617,000 during the first six months of 1996. This resulted largely from the increase in Federal funds sold. Except for the one sale and purchase transaction during the second quarter of 1996, investment security activity during 1996 has been limited to the replacement of maturities and calls. Net cash used by investing activities of $4,923,000 during the first six months of 1995 resulted largely from an increase in Federal funds sold of $4,171,000. Net cash provided by financing activities of $2,434,000 during the first six months of 1996 was the result of an increase in both noninterest-bearing and interest-bearing deposits of $1,378,000 and $2,291,000, respectively. Net cash provided by financing activities of $2,396,000 during the first six months of 1995 was the result of an increase in noninterest-bearing deposits and short-term borrowings.


CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB's shareholders' equity at June 30, 1996 was $21,379,000 or 7.66 percent of total assets compared to shareholders' equity of $20,866,000 or 7.56 percent at December 31, 1995. June 30, 1996 shareholders' equity included a negative adjustment of $336,000 related to unrealized holding losses, net of taxes, on investment securities available-for-sale, while shareholders' equity at

                                    FORM 10-Q
                                     Page 14

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


CAPITAL ADEQUACY (Continued)

December 31, 1995 included a positive adjustment of $222,000. Without these adjustments shareholders' equity to total assets would have been 7.78 percent and 7.48 percent at June 30,1996 and December 31, 1995.

Shareholders' equity averaged $21,002,000 for the first six months of 1996 and $19,933,000 during 1995, an increase of 5.4 percent. The ratio of average total equity to average total assets improved to 7.79 percent for 1996, compared to
7.39 percent for 1995. Book value per share rose to $15.01 at June 30, 1996 from $14.66 at year-end 1995. The market price was $32.25 bid and $34.25 ask at June 30, 1996, compared with $29.00 bid and $31.00 ask at December 31, 1995.

QNB Corp. and the Quakertown National Bank are subject to various regulatory capital requirements as issued by Federal regulatory authorities. Regulatory capital is defined in terms of Tier I capital (shareholders' equity excluding unrealized gains or losses on available-for-sale securities), Tier II capital which includes a portion of the allowance for loan losses, and total capital (Tier I plus II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off- balance sheet arrangements, such as letters of credit and loan commitments, based on associated risk. Regulators have also adopted minimum Tier I leverage ratio standards, which measures the ratio of Tier I capital to total assets.

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based and 3.00 percent for leverage. Under the requirements, QNB has a Tier I capital ratio of 12.90 percent and 12.16 percent, a total risk-based ratio of 14.15 percent and 13.93 percent and a leverage ratio of 8.02 percent and 7.48 percent at June 30, 1996 and December 31, 1995, respectively.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At June 30, 1996 and December 31, 1995 QNB met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively and a Tier I leverage ratio of 5.00 percent.


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

Gap analysis measures the difference between volumes of rate-sensitive assets and liabilities and quantifies these repricing differences for various time intervals. Static gap analysis describes interest rate sensitivity at one point in time. However, it alone does not accurately measure the magnitude of changes in net interest income since changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously. Interest rate sensitivity analysis also involves assumptions on certain categories of assets and deposits. For purposes of

                                    FORM 10-Q
                                     Page 15

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


INTEREST RATE SENSITIVITY (Continued)

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

QNB focuses on the management of the one year interest rate sensitivity gap. At June 30, 1996, interest earning assets scheduled to mature, likely to be called, reprice or repay in one year were $93,727,000. Interest sensitive liabilities, scheduled to mature or reprice within one year were $109,797,000. The one year cumulative gap, which reflects QNB's interest sensitivity over a period of time, was a negative $16,070,000 at June 30, 1996. The cumulative one-year gap equals
6.2 percent of total earning assets. This negative or liability sensitive gap will generally benefit QNB in a falling interest rate environment, while rising interest rates will negatively impact QNB.

During the second quarter of 1995, QNB began using a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management's assumptions related to asset yields and rates paid on liabilities, deposit sensitivity and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on what management believes at that time to be the most likely interest rate environment. Management also evaluates the impact of higher and lower interest rates. Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies. Based on management's estimate of the structure of the balance sheet and interest rates for the next year, net interest income for the next twelve months is expected to increase by approximately 3.4 percent compared with the prior twelve months.

If interest rates are 100 basis points higher than management's most likely interest rate environment, the simulation model projects net interest income for the next twelve months to exceed the most likely scenario by .9 percent. Conversely, if interest rates are 100 basis points lower, net interest income for the most likely scenario would decline by 1.0 percent.


                                    FORM 10-Q
                                     Page 16

                            QNB CORP. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                                  June 30, 1996



Item 1.  Legal Proceedings
         -----------------

         None.

Item 2.  Changes in Securities
         ---------------------

         None.

Item 3.  Default Upon Senior Securities
         ------------------------------

         None.

Item 4.  Submission of Matters to Vote of Securities Holders
         ---------------------------------------------------

         Annual Meeting held May 7, 1996
         Election of Kenneth F. Brown, Henry L. Rosenberger and Edgar L. Stauffer as Directors. Continuation of Philip D. Miller, Donald T. Knauss, Thomas J. Bisko, Gary S. Parzych, Norman L. Baringer and Charles M. Meredith, III as Directors. Approval of QNB Corp. Employee Stock Purchase Plan: 1,073,388 votes for, 16,674 against, 4,148 abstained.

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits
              27.1 Financial Data Schedule

         (b)  Reports on Form 8-K

              Filed June 21, 1996, Change in Registrant's Certifying Accountant from Coopers & Lybrand L.L.P. to KPMG Peat Marwick L.L.P.




                                    FORM 10-Q
                                     Page 17

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                QNB Corp.




Date:  August 13, 1996                 By:      /s/ Thomas J. Bisko
       ---------------                          -------------------------
                                                Thomas J. Bisko
                                                President


Date:  August 13, 1996                 By:      /s/ Bret H. Krevolin
       ---------------                          -------------------------
                                                Bret H. Krevolin
                                                Chief Accounting Officer


                                    FORM 10-Q
                                     Page 18