Form 10-Q
period 1996-09-30
QNB CORP
filed 1996-11-14
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           ---------------------------


                                    FORM 10-Q



(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    September 30, 1996
                                  ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                          to
                               ------------------------    --------------------

                        Commission file number   0-17706
                                                 -------


                                    QNB Corp.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         Pennsylvania                                           23-2318082
  (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

               10 North Third Street, Quakertown, PA    18951-9005
--------------------------------------------------------------------------------
             (Address of Principal Executive Offices    (Zip Code)

        Registrant's Telephone Number, Including Area Code (215)538-5600
                                                           -------------

                                 Not Applicable
-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


         Indicate by check x/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   x/     No
                                                 ---         ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                              Outstanding at November 10,1996
Common Stock, par value $1.25                            1,424,232

                            QNB CORP. AND SUBSIDIARY

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1996


                                      INDEX


                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS                                             PAGE
                                                                           ----
          Consolidated Statements of Income for Three and
                   Nine Months Ended September 30, 1996 and 1995 .............1

          Consolidated Balance Sheets at September 30, 1996
                   and December 31, 1995 .....................................2

          Consolidated Statements of Cash Flows for Nine
                   Months Ended September 30, 1996 and 1995 ..................3

          Notes to Consolidated Financial Statements .........................4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION ............................5


                           PART II - OTHER INFORMATION


          OTHER INFORMATION .................................................17

                       CONSOLIDATED STATEMENTS OF INCOME
                            QNB Corp. and Subsidiary

                                                                                            (in thousands, except per share data)
                                                                                                          (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Three Months               Nine Months
                                                                                        Ended September 30,      Ended September 30,
                                                                                         1996         1995         1996        1995
------------------------------------------------------------------------------------------------------------------------------------

Interest Income
Interest and fees on loans........................................................   $  3,363     $  3,368     $ 10,047     $10,120
Interest and dividends on investment securities available-for-sale................        916          981        2,546       2,546
Interest and dividends on investment securities held-to-maturity:
     Taxable......................................................................        555          492        1,623       1,431
     Tax-exempt...................................................................        129          111          381         293
Interest on Federal funds sold....................................................         68          109          170         277
------------------------------------------------------------------------------------------------------------------------------------

         Total interest income....................................................      5,031        5,061       14,767      14,667
------------------------------------------------------------------------------------------------------------------------------------

Interest Expense
Interest on deposits:
     NOW accounts.................................................................        224          220          518         564
     Money market accounts........................................................        255          278          768         856
     Savings......................................................................        197          199          583         606
     Time.........................................................................      1,212        1,151        3,515       3,217
     Time over $100,000...........................................................        216          251          647         742
Interest on short-term borrowings.................................................         70           76          198         180
------------------------------------------------------------------------------------------------------------------------------------

         Total interest expense...................................................      2,174        2,175        6,229       6,165
------------------------------------------------------------------------------------------------------------------------------------

         Net interest income......................................................      2,857        2,886        8,538       8,502
Provision for possible loan losses................................................        100          100          300         910
------------------------------------------------------------------------------------------------------------------------------------

         Net interest income after provision for possible loan losses.............      2,757        2,786        8,238       7,592
------------------------------------------------------------------------------------------------------------------------------------

Non-Interest Income
Fees for services to customers....................................................        280          224          783         658
Mortgage servicing fees...........................................................         52           50          159         172
Net gain (loss) on investment securities..........................................          1           __           94          (8)
Net gain on sale of loans.........................................................         21            7           60          97
Other operating income............................................................         73           51          207         160
------------------------------------------------------------------------------------------------------------------------------------

         Total non-interest income................................................        427          332        1,303       1,079
------------------------------------------------------------------------------------------------------------------------------------

Non-Interest Expense
Salaries and employee benefits....................................................      1,294        1,265        3,823       4,128
Net occupancy expense.............................................................        173          169          507         493
Furniture and equipment expense...................................................        179          173          497         543
Marketing expense.................................................................         63           68          233         197
Supplies expense..................................................................         61           53          158         161
Professional fees.................................................................         54           61          137         190
Insurance expense.................................................................         22            8           67         355
Other real estate owned expense...................................................         50           78          140         365
Other expense.....................................................................        375          312        1,049         946
------------------------------------------------------------------------------------------------------------------------------------

         Total non-interest expense...............................................      2,271        2,187        6,611       7,378
------------------------------------------------------------------------------------------------------------------------------------

     Income before income taxes  .................................................        913          931        2,930       1,293
Provision for income taxes........................................................        245          214          801         279
------------------------------------------------------------------------------------------------------------------------------------

     Net Income...................................................................   $    668     $    717     $  2,129     $ 1,014
====================================================================================================================================

     Net Income Per Share.........................................................   $    .48     $    .50     $   1.50     $   .71
====================================================================================================================================

     Cash Dividends Per Share.....................................................   $    .14     $   .125     $    .42     $  .375
====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                            QNB Corp. and Subsidiary

                                                                                                                  (in thousands)
                                                                                                                    (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      September 30,    December 31,
                                                                                                               1996            1995
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks.................................................................................  $  14,268       $  12,950
Federal funds sold......................................................................................      9,812           2,907
Investment securities
     available-for-sale.................................................................................     53,849          55,380
     held-to-maturity (market value $43,259 and $42,861)................................................     43,428          42,515
Total loans, net of unearned income of $466 and $382....................................................    158,234         155,957
     Allowance for possible loan losses.................................................................     (2,576)         (2,384)
------------------------------------------------------------------------------------------------------------------------------------

         Net loans......................................................................................    155,658         153,573
Premises and equipment, net.............................................................................      4,403           4,536
Other real estate owned.................................................................................      1,423             775
Accrued interest receivable ............................................................................      1,880           1,943
Other assets............................................................................................      1,996           1,470
------------------------------------------------------------------------------------------------------------------------------------

Total assets............................................................................................  $ 286,717       $ 276,049
====================================================================================================================================


Liabilities
Deposits
     Demand, noninterest-bearing........................................................................  $  32,914       $  31,882
     NOW accounts.......................................................................................     46,066          39,477
     Money market accounts..............................................................................     34,896          36,853
     Savings............................................................................................     34,549          33,841
     Time...............................................................................................     93,157          86,382
     Time over $100,000.................................................................................     14,160          14,452
------------------------------------------------------------------------------------------------------------------------------------

         Total deposits.................................................................................    255,742         242,887
Short-term borrowings...................................................................................      6,718          10,099
Accrued interest payable................................................................................      1,050           1,040
Other liabilities.......................................................................................      1,161           1,157
------------------------------------------------------------------------------------------------------------------------------------

Total liabilities.......................................................................................    264,671         255,183
------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' Equity
Common stock, par value $1.25 per share;
     authorized 5,000,000 shares; issued 1,424,207 shares and 1,423,838 shares..........................      1,780           1,780
Surplus  ...............................................................................................      4,294           4,283
Retained earnings.......................................................................................     16,112          14,581
Unrealized holding (losses) gains, net of taxes, on investment securities available-for-sale............       (140)            222
------------------------------------------------------------------------------------------------------------------------------------

Total shareholders' equity..............................................................................     22,046          20,866
------------------------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity..............................................................  $ 286,717       $ 276,049
====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            QNB Corp. and Subsidiary

                                                                                                                    (in thousands)
                                                                                                                      (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                                                                                   1996         1995
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income...............................................................................................   $ 2,129      $ 1,014
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for possible loan losses.....................................................................       300          910
     Depreciation and amortization..........................................................................       372          452
     Securities (gains) losses..............................................................................       (94)           8
     Net gain on sale of loans..............................................................................       (60)         (97)
     Proceeds from sales of residential mortgages...........................................................     2,660        2,015
     Originations of residential mortgages held-for-sale....................................................    (1,995)      (2,624)
     Gains on disposal of premises and equipment............................................................        __           (9)
     Writedowns, net of losses (gains) on sales of other real estate owned..................................        35          183
     Deferred income tax provision..........................................................................       (30)         (32)
     Change in income taxes payable.........................................................................      (119)         140
     Net decrease (increase) in interest and dividends receivable...........................................        63         (468)
     Net amortization of premiums and discounts.............................................................        41           88
     Net increase (decrease) in interest payable............................................................        10           (6)
     Other, net ............................................................................................      (269)        (332)
------------------------------------------------------------------------------------------------------------------------------------

     Net cash provided by operating activities..............................................................     3,043        1,242
-----------------------------------------------------------------------------------------------------------------------------------

Investing Activities
   Proceeds from maturities and calls of investment securities
     available-for-sale.....................................................................................    11,147        1,521
     held-to-maturity.......................................................................................     6,794        1,911
   Proceeds from sales of investment securities
     available-for-sale.....................................................................................    15,526        1,003
   Purchase of investment securities
     available-for-sale.....................................................................................    (25,656)    (17,993)
     held-to-maturity.......................................................................................    (7,689)      (5,357)
   Net (increase) decrease in Federal funds sold............................................................    (6,905)       3,573
   Proceeds from sale of student loans......................................................................     1,442        2,572
   Net (increase) decrease in loans.........................................................................    (5,389)         528
   Net purchases of premises and equipment..................................................................      (239)        (202)
   Proceeds from disposal of premises and equipment.........................................................        __           12
   Proceeds from the sale of other real estate owned........................................................       274        1,172
------------------------------------------------------------------------------------------------------------------------------------

     Net cash used by investing activities..................................................................    (10,695)    (11,260)
------------------------------------------------------------------------------------------------------------------------------------

Financing Activities
   Net increase (decrease) in noninterest-bearing deposits..................................................     1,032       (1,068)
   Net increase in interest-bearing deposits................................................................    11,823        9,137
   Net (decrease) increase in short-term borrowings.........................................................    (3,381)       1,667
   Cash dividends paid......................................................................................      (598)        (533)
   Proceeds from issuance of common stock...................................................................        11           30
   Other, net...............................................................................................        83          236
------------------------------------------------------------------------------------------------------------------------------------

     Net cash provided by financing activities..............................................................     8,970        9,469
------------------------------------------------------------------------------------------------------------------------------------

     Increase (decrease) in cash and cash equivalents.......................................................     1,318         (549)
     Cash and cash equivalents at beginning of year.........................................................    12,950       11,427
------------------------------------------------------------------------------------------------------------------------------------

     Cash and cash equivalents at end of period.............................................................   $14,268      $10,878
====================================================================================================================================

Supplemental Cash Flow Disclosures
   Interest paid............................................................................................   $ 6,219      $ 6,171
   Income taxes paid........................................................................................       950          170
   Non-Cash Transactions
     Transfer of loans to other real estate owned...........................................................       957          224
     Change in net unrealized holding gains (losses), net of taxes, on investment securities................      (362)       1,702

The accompanying notes are an integral part of the consolidated financial statements.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 1996 AND 1995, AND DECEMBER 31, 1995
                                   (Unaudited)


1. REPORTING AND ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of QNB Corp. and its wholly owned subsidiary, The Quakertown National Bank, (QNB). All significant intercompany accounts and transactions are eliminated in the consolidated statements.

The consolidated balance sheet as of September 30, 1996, as well as the respective statements of income and cash flows for the three and nine month periods ended September 30, 1996 and 1995, are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in QNB's 1995 Annual Report incorporated in the Form 10-K.

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

2. ADOPTION OF FINANCIAL ACCOUNTING STANDARDS

Beginning January 1, 1996 QNB adopted Statement of Financial Accounting Standards No. 122 (SFAS No. 122), "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires the recognition of separate assets relating to the rights to service mortgage loans based on their fair value if it is practicable to estimate the value. Additionally, the fair value of servicing assets will be required to be measured at each reporting date to determine any potential impairment. The statement applies prospectively to transactions entered into in 1996, therefore, there was no cumulative effect upon adoption of this statement. This statement did not have a significant effect on the financial position or results of operations of QNB.

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

At September 30, 1996 and 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $4,331,000 and $3,834,000, respectively, of which $2,232,000 and $3,455,000 related to loans with no valuation allowance and $2,099,000 and $379,000 related to loans with a corresponding valuation allowance of approximately $576,000 and $185,000, respectively. Most of the loans identified as impaired are collateral-dependent.

                                    FORM 10-Q
                                     Page 4

                            QNB CORP. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
        OF OPERATIONS AND FINANCIAL CONDITION

QNB Corp. (the "Corporation") is a bank holding company headquartered in Quakertown, Pennsylvania which provides a full range of commercial and retail banking services through its banking subsidiary, The Quakertown National Bank (the "Bank"), a 119 year old community bank with locations in Upper Bucks, Northern Montgomery and Southern Lehigh Counties. The results of operations and financial condition discussed herein are presented on a consolidated basis and the consolidated entity is referred to herein as "QNB."

RESULTS OF OPERATIONS

QNB recorded net income of $668,000 or $.48 per share for the three month period ending September 30, 1996. This represents a slight decline from net income of $717,000 or $.50 per share reported for the third quarter of 1995. For the nine month periods ending September 30, 1996 and 1995, net income and earnings per share were $2,129,000 and $1.50 and $1,014,000 and $.71, respectively.

The decrease in net income for the quarter can primarily be attributed to a decline in net interest income resulting from a lower net interest margin and increases in several expense categories including salaries, supplies, loan workout costs, employee training and education, and postage. Higher non-interest income for the quarter helped to offset some of the higher costs. The results from the third quarter of 1995 also include a one time refund from the Federal Deposit Insurance Corporation of $37,000.

The improvement in net income when comparing the results for the nine month periods is primarily the result of actions taken by QNB during the prior two years to reduce non-interest expense. These actions included two Corporate re-engineering plans which resulted in approximately a 13 percent reduction in the number of employees. Salaries and benefits expense declined $305,000 during the nine month periods. Also positively impacting the results when comparing the nine month periods was a $610,000 reduction in the provision for possible loan losses, a $288,000 reduction in insurance premiums, primarily the elimination of Federal Deposit Insurance Corporation (F.D.I.C.) insurance premiums, and a $225,000 decline in expense related to other real estate owned. On the revenue side, net interest income increased $36,000, fees for services to customers increased $125,000 and net gains on the sale of investment securities increased $102,000.

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

Net interest income decreased slightly for the three month period ending September 30, 1996 to $2,857,000 compared to $2,886,000 for the same period last year. A 1.6 percent increase in average earning assets was offset by an 8 basis point decrease in the net interest margin. The decline in the net interest margin can primarily be attributed to a decline in the yield on earning assets, particularly loans. The yield on loans for the third quarter of 1996 was 8.74 percent, a decline of 35 basis points from the same period in 1995. A decline in the prime rate combined with a slight change in the mix in the loan portfolio

                                    FORM 10-Q
                                     Page 5

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

and an extremely competitive marketplace contributed to the lower yield. A significant portion of QNB's loan portfolio is indexed with the prime rate. The average prime rate for the third quarter of 1996 was 8.25 percent compared to
8.78 percent for the third quarter of 1995. The impact of lower yields on loans was somewhat mitigated by an increase in the yield on the investment portfolio when comparing the two quarters. The yield on investments was 6.47 percent for the third quarter of 1996 versus 6.35 percent for the same period in 1995. When comparing the two quarters the cost of interest-bearing liabilities decreased only slightly.

The yield on earning assets on a fully taxable equivalent basis was 7.79 percent for the third quarter of 1996 versus 7.91 percent for the third quarter of 1995, while the rate paid on interest-bearing liabilities was 3.81 percent and 3.83 percent for the same periods. The net interest margin on a fully taxable equivalent basis for the three month period ended September 30, 1996 was 4.50 percent compared to 4.58 percent for the same period in 1995.

In the second quarter 10-Q, QNB had anticipated a decline in the net interest margin during the second half of 1996 as a result of an increase in the rate paid on interest-bearing liabilities. The net interest margin in the second quarter of 1996, after adjusting for the recognition of $45,000 in interest income on the payoff of a nonaccrual loan, was 4.67 percent. As predicted, the cost of interest-bearing liabilities increased from 3.71 percent during the second quarter of 1996 to 3.81 percent during the third quarter of 1996. Seasonal deposits from a local school district that pay a rate close to Federal funds, as well as a certificate of deposit promotion that created some movement of existing funds from lower yielding deposits were the primary reasons for the increase between the second and third quarters of 1996. QNB anticipates an improvement in the net interest margin during the fourth quarter of 1996 resulting from a decline in the balances of the local school district as well as an increase in the amount of loans outstanding.

Net interest income for the nine month period ending September 30, 1996 was $8,538,000, an increase of $36,000 over the $8,502,000 recorded in 1995. A 2.3 percent increase in average earning assets offset a five basis point decline in the net interest margin. While total interest income increased $100,000 to $14,767,000 for the first nine months of 1996, interest expense increased $64,000 to $6,229,000 over the same period. The yield on earning assets on a fully taxable equivalent basis was 7.85 percent for the nine months ending September 30, 1996 versus 7.95 percent for the same period of 1995, while the rate paid on interest-bearing liabilities was 3.76 percent for both nine month periods. The net interest margin for the nine month periods ended September 30, 1996 and 1995 was 4.62 percent and 4.67 percent, respectively.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses represents management's determination of the amount necessary to be charged to operations to bring the allowance for possible loan losses to a level considered adequate in relation to the risk of possible losses in the loan portfolio. Actual loan losses, net of recoveries, serve to reduce the allowance. Management uses various tools to assess the adequacy of the allowance for possible loan losses. One tool is a methodology recommended by the Office of the Comptroller of the Currency. This methodology considers a number of relevant factors including: historical loan loss experience, the assigned risk rating of the credit, current and projected credit worthiness of the borrower, current value of the underlying collateral, levels

                                    FORM 10-Q
                                     Page 6

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

PROVISION FOR POSSIBLE LOAN LOSSES (Continued)

of and trends in delinquencies and nonaccrual loans, trends in volume and terms of loans, concentrations of credit and national and local economic trends and conditions. Other tools include ratio analysis and peer group analysis. The implementation of SFAS No. 118, as discussed below, also impacts the determination of the allowance for possible loan losses.

The provision for possible loan losses was $100,000 for both the third quarter of 1996 and 1995. The provision for possible loan losses was $300,000 and $910,000 for the nine month periods ending September 30, 1996 and 1995, respectively. The primary reason for the higher provision for possible loan losses in 1995 was the higher level of loans charged-off, particularly loans secured by real estate, both residential and commercial, during 1995. The allowance for loan loss model is heavily weighted for historical charge-offs and since the loan portfolio is primarily comprised of loans secured by real estate, charge-offs of these types of loans have a significant impact on the calculation of the allowance for possible loan losses and therefore the provision for possible loan losses.

Net charge-offs in the third quarter of 1996 were $30,000 compared to $29,000 for the same period in 1995. Net charge-offs were $108,000 and $460,000 for the nine month periods ending September 30, 1996 and 1995, respectively. QNB's net charge-offs as a percentage of average loans was .09 percent (annualized) for the nine month period ended September 30, 1996, compared with .41 percent for the same 1995 period. The partial charge-off of a group of loans to one borrower for the purpose of low income residential investment properties and the partial charge-off of loans to another borrower for commercial and residential investment properties accounts for $384,000 of the $506,000 charged-off during the first nine months of 1995.

Nonperforming assets (nonaccruing loans, loans past due 90 days or more, and other real estate owned) amounted to 2.10 percent of total assets at September 30, 1996 compared with 1.86 percent at September 30, 1995 and 2.01 percent at December 31, 1995. Nonperforming assets have increased 15.7 percent when comparing the September 30, 1996 balance of $6,021,000 to the September 30, 1995 balance of $5,205,000. Nonperforming assets have also increased from the December 31, 1995 balance of $5,535,000. Nonaccrual loans were $4,429,000 and $3,986,000 at September 30, 1996 and 1995. Nonaccrual loans at December 31, 1995 were $4,488,000. Other real estate owned was $1,423,000 at September 30, 1996 compared to $775,000 at December 31, 1995 and $842,000 at September 30, 1995. The increase in other real estate owned from December 31, 1995 was principally from the acquisition of one property. This property is under agreement of sale and should settle during the fourth quarter of 1996. During the third quarter of 1996 QNB reduced its nonperforming assets by approximately 6.8 percent or $442,000. Management anticipates a significant reduction in nonperforming assets during the fourth quarter through the sale of both nonaccrual loans and other real estate owned and through payments received on nonperforming loans.

There were no restructured loans as of September 30, 1996, December 31, 1995 or September 30, 1995 as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," that have not already been included in loans past due 90 days or more or nonaccrual loans.

The allowance for possible loan losses was $2,576,000 and $2,384,000 at September 30, 1996 and December 31, 1995, respectively. The ratio of the allowance to total loans was 1.63 percent and 1.53 percent for the respective periods. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

                                    FORM 10-Q
                                     Page 7

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


NON-INTEREST INCOME

QNB, through its core banking business, generates various fees and service charges. Total non-interest income is composed of service charges on deposit accounts, mortgage servicing fees, gains on the sale of investment securities, gains on the sale of residential mortgages and student loans, and other miscellaneous fee income. Total non-interest income increased $95,000 or 28.6 percent to $427,000 for the quarter ending September 30, 1996 when compared to September 30, 1995. For the nine month period non-interest income increased $224,000 or 20.8 percent to $1,303,000.

Fees for services to customers, the largest component of total non-interest income, is primarily comprised of service charges on deposit accounts. These fees increased 25.0 percent, from $224,000 to $280,000, when comparing the two quarters. Charges related to a greater volume of overdrafts, as well as an increase in the overdraft fee in November of 1995, account for approximately $42,000 of the increase. Service charges on business deposit accounts increased approximately $8,000 as a result of a declining earnings credit rate. An increase in the amount of waived service charges of approximately $7,000 offset some of these increases. Another positive factor was the increase in income related to customer use of an out-of-network ATM, which increased approximately $5,000 when comparing the two quarters. QNB does not charge a surcharge for non-customer use of its own ATMs.

For the nine month period ending September 30, 1996 and 1995 fees for services to customers was $783,000 and $658,000, respectively. As was the case for the quarter, higher overdraft fees of approximately $97,000 and higher fees on business deposit accounts of $20,000 accounted for the increase. The out-of-network ATM fee contributed $6,000 to the increase.

QNB sells its conforming 30 year mortgage originations in the secondary market. While it sells the loan it retains the servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. Mortgage servicing fees for the quarter ending September 30, 1996 were $52,000 which represents a $2,000 increase from the same period in 1995. The results for the 1995 quarter include a $5,000 reversal of fees incorrectly credited in the second quarter of 1995. Excluding this adjustment mortgage servicing fees would have decreased by approximately $3,000 when comparing the two quarters. This is a result of a lower volume of mortgages sold and serviced.

For the nine month period mortgage servicing fees decreased 7.6 percent to $159,000. The average balance of mortgages serviced was approximately $77,075,000 for the nine month period ending September 30, 1996 compared to $83,900,000 for the first nine months of 1995. It is anticipated that the amount of servicing fees will continue to decline as a result of a slow down in the origination and sale of mortgages caused by higher interest rates. However, if interest rates were to decline and mortgage refinances would increase the amount of mortgages sold and serviced could increase. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

Gains on the sale of investment securities were $1,000 for the third quarter of 1996 and $94,000 for the nine month period ending September 30, 1996. This compares to a loss of $8,000 for the nine month period ending September 30, 1995. There were no security sales during the third quarter of 1995. The small gain recorded in the third quarter of 1996 resulted from the sale of approximately $10,000,000 in U.S. Treasury and agency securities. The sale was for liquidity purposes and was in direct response to the seasonality of the local school district deposits. During the second quarter of 1996 QNB sold approximately $5,500,000 in U.S. Treasury and agency securities. QNB took

                                    FORM 10-Q
                                     Page 8

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


NON-INTEREST INCOME (Continued)

advantage of a steep slope in the short end of the Treasury yield curve to "prefund" bonds that were maturing over the next year and a half and reinvested in bonds in the three to four year range. This allowed QNB to record a profit on the sale of $23,000 and also increase the overall book yield of the portfolio. The remaining gain of $70,000 recorded in 1996 relates to the sale of a marketable equity security with a book value of $45,000 during the first quarter.

QNB recorded a gain of $21,000 on the sale of loans during the third quarter of 1996. This compares to a $7,000 gain for the same period in 1995. The sale of residential mortgages accounts for $19,000 of the gain during the third quarter of 1996 while the sale of approximately $100,000 in student loans contributed a $2,000 gain. The entire gain for the third quarter of 1995 relates to the sale of residential mortgages. For the nine month periods ending September 30, 1996 and 1995 the net gains on the sale of loans was $60,000 and $97,000, respectively. Net gains on the sale of student loans contributed $32,000 while net gains on the sale of residential mortgages contributed $28,000 during 1996. This compares to $68,000 for the gain on student loan sales and $29,000 for the gain on mortgage sales for 1995. In June of 1995, QNB sold approximately $2,600,000 of student loans to SallieMae.

The net gain or loss on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. QNB was operating in contrasting interest rate cycles during the first nine months of 1996 and 1995. Higher rates at the end of 1994 and the beginning of 1995 negatively impacted the volume of mortgages originated and sold. A downturn in rates at the end of the first quarter and during the second and third quarters of 1995 provided the environment to sell mortgages at a gain. Interest rates reached their low during the beginning of 1996 before rapidly increasing towards the end of February and throughout the second quarter and most of the third quarter of 1996. This rapid increase in rates created a loss on the mortgages sold or held for sale during the first half of the year. The Federal Reserve Bank's inaction with respect to rates as well as the economic information released in August and September caused interest rates to fall dramatically which enabled QNB to sell mortgages at a gain in the third quarter of 1996. As of September 30, 1996 QNB had approximately $100,000 in mortgage loans classified as held for sale. These loans are accounted for at lower of cost or market.

Other operating income increased $22,000 to $73,000 when comparing the two quarters ending September 30, 1996 and 1995 and $47,000 to $207,000 when comparing the nine month periods. During the third quarter of 1995, QNB began selling mutual funds and annuities through a third party vendor. Commissions earned on the sales of these products account for $9,000 and $21,000 of the increase for the three and nine month periods. Higher commission income on the sale of consumer loan life and disability insurance contributed approximately $10,000 to the increase for the quarter and $13,000 for the nine month period. Higher ATM card income, as a result of an increase in the number of cards outstanding as well as an increase in the annual fee charged, accounts for $3,000 and $12,000 of the increase during the three and nine month periods, respectively. Merchant charge card income increased $7,000 for the nine month period. The increase is a result of an increase in the volume of transactions processed. QNB had a gain on the sale of equipment in 1995 of $9,000. There were no equipment sales during 1996. QNB anticipates further increases in non-interest income as a result of continued growth in the mutual fund and annuity area as well as more income from merchant processing resulting from changes in the pricing structure.

                                    FORM 10-Q
                                     Page 9

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


NON-INTEREST EXPENSE

Non-interest expense includes salaries and employee benefits, net occupancy expense, furniture and equipment expense, marketing expense, supplies expense, professional fees expense, insurance expense, other real estate owned expense, and various other operating expenses. Total non-interest expense of $2,271,000 for the quarter ending September 30, 1996 represents an increase of $84,000 or
3.8 percent over levels reported in the third quarter of 1995. Total non-interest expense for the nine months ending September 30, 1996 was $6,611,000, a decrease of $767,000 or 10.4 percent from 1995 levels. The third quarter of 1995 represents the initial results of the actions taken to reduce non-interest expense. During the second quarter of 1995, QNB implemented a revised reorganization plan which included the elimination of nine positions. The improvement in expense when comparing the nine month periods is primarily the result of the actions taken during the second quarter of 1995 to reduce staffing levels and the impact of the reduction in F.D.I.C. insurance premiums. Lower expenses related to other real estate owned also contributed to the positive variance for the nine month period.

Salaries and benefits, the largest component of non-interest expense, increased $29,000 or 2.3 percent to $1,294,000 for the quarter ending September 30, 1996 compared to the same quarter in 1995. Salaries expense increased $45,000 or 4.5 percent during the period while benefits expense decreased $16,000. Performance increases as well as the addition of an officer level position contributed to the increase in salary expense. Lower medical insurance costs and a smaller accrual for pension expense were the primary contributors to the decrease in benefits expense for the quarter.

Salaries and benefit expense for the nine month period ending September 30, 1996 was $3,823,000, a decrease of $305,000 or 7.4 percent from the same period in 1995. Salaries expense was $219,000 lower, while benefit expense declined $86,000. The reduction in salary expense, when comparing the results for the nine month periods, relates to the reorganization plan implemented during the second quarter of 1995. The cost of the severance packages, expensed in the second quarter of 1995, was $244,000. Performance increases and a small increase in the number of full time equivalent employees offset some of the savings realized. The decrease in benefits expense is also directly related to the decline in the number of employees resulting from the reorganization. Payroll tax expense declined $16,000 as a result of lower salaries expense. Medical and life insurance premiums declined approximately $54,000 and pension expense declined approximately $19,000. Lower rates for medical premiums also positively impacted the amount of medical expense.

Net occupancy expense increased $4,000 or 2.4 percent while furniture and equipment expense increased $6,000 or 3.5 percent when comparing the two quarters ending September 30th. Slightly higher costs for building repairs and maintenance accounted for the increase in net occupancy expense. An $11,000 reduction in depreciation expense on furniture and equipment was offset by an $18,000 increase in equipment maintenance expense.

For the nine month periods ending September 30, 1996 and 1995, net occupancy expense was $507,000 and $493,000, while furniture and equipment expense was $497,000 and $543,000, respectively. The $14,000 increase in net occupancy expense was primarily the result of higher utilities costs and building maintenance costs of $6,000 and $8,000, respectively. The harsh winter of 1996 contributed to the increase in utility costs. The $46,000 or 8.5 percent decline in furniture and equipment expense was a result of lower depreciation costs which decreased $76,000. QNB uses an accelerated method of depreciation on its furniture and equipment. This provides for higher expense in the earlier years

                                    FORM 10-Q
                                     Page 10

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


NON-INTEREST EXPENSE (Continued)

of an asset's life. A decline in the amount of furniture and equipment purchased since 1993 along with lower depreciation expense as an asset ages account for the decrease. Depreciation expense is anticipated to begin increasing as a result of replacing older equipment and the need to keep up with changing technology. Partially offsetting lower depreciation expense were higher costs associated with equipment maintenance.

Marketing expense experienced a small decline when comparing the three month periods ending September 30, 1996 and 1995. However, for the nine month period, marketing expense increased $36,000 or 18.3 percent. A more focused marketing strategy using targeted mailings as well as an increase in specific product advertising directed at customers of consolidating banks contributed to the increase in marketing expense.

Professional fees are comprised of legal, accounting and consulting expense. A decline in consulting and accounting expense during the quarter enabled QNB to report a decrease in professional fees of $7,000. The results for the third quarter of 1995 include approximately $6,000 in costs associated with outplacement services for employees terminated during the reorganization as well as $3,000 in expense related to consulting on the interest rate risk model. For the nine month period ending September 30, 1996 professional fees decreased $53,000 to $137,000. Legal expense and accounting expense declined $15,000 and $10,000, respectively, while consulting expense declined $28,000. Less reliance on legal counsel for loan workout situations reduced the amount of legal expense, while a change in accounting firms reduced the amount of accounting expense. Costs associated with outplacement services in the second and third quarters of 1995 was the primary reason for the higher consulting expense in 1995.

Insurance expense, which includes Federal Deposit Insurance Corporation (F.D.I.C.) insurance, was $22,000 and $8,000 for the three months ending September 30, 1996 and 1995 and $67,000 and $355,000 for the nine month periods. The lower amount in the third quarter of 1995 is a result of a $37,000 refund received. In August 1995, the F.D.I.C. announced that the Bank Insurance Fund had met its legally set coverage ratios as of May 1995, and as a result premiums for well capitalized institutions decreased by 83 percent starting with the third quarter of 1995 assessment. The assessment for the third quarter of 1995 was approximately $21,000. In addition, since the Bank Insurance Fund had met its required ratios in May of 1995, the F.D.I.C. refunded the amount mentioned above. The reduction in insurance expense when comparing the nine month periods is a direct result of the virtual elimination of F.D.I.C. insurance premiums in 1996. F.D.I.C. premiums for the nine month periods of 1996 and 1995 were $2,000 and $282,000, respectively. Lower premiums for directors and officers insurance also contributed to the decline in total insurance expense during 1996. Starting in 1997, QNB, as a result of Congress' passage of legislation to shore up the Savings and Loan Industry's deposit insurance fund, will pay approximately $35,000 in F.D.I.C. premiums.

Other real estate owned expense decreased $28,000 to $50,000 when comparing the third quarter of 1996 to the same quarter of 1995. The higher expense in 1995 was primarily the result of the payment of several years' real estate taxes on one property. Other real estate owned expense for the respective nine month periods ending September 30, 1996 and 1995 was $140,000 and $365,000. The higher amount in 1995 was primarily the result of write-downs and losses on the sale of properties totaling $183,000. Losses on the sale of other real estate owned or write downs to properties owned amounted to $35,000 in 1996. Higher real estate taxes and maintenance costs on the properties in 1995 also contributed to the higher expense in 1995.


                                    FORM 10-Q
                                     Page 11

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


NON-INTEREST EXPENSE (Continued)

The major categories that comprise other expense are postage, telecommunications and loan related costs. Total other expense for the three months ending September 30, 1996 was $375,000, an increase of $63,000 over the same period in 1995. The primary factors for the increase were costs associated with foreclosing or repossessing assets. These include sheriff costs and the payment of past due property taxes and property insurance on real estate collateralized loans. These costs increased $21,000 when comparing the two quarters.

Other categories that showed significant increases were postage which increased $8,000 and loan origination costs, including appraisal costs, searches, credit reports, which increased $11,000. Costs associated with the education and training of employees increased $9,000 when comparing the two quarters.

Total other expense for the nine month period ending September 30, 1996 was $1,049,000, an increase of $103,000 over the same period in 1995. Higher postage expense, foreclosure costs and loan origination costs accounted for $19,000, $45,000 and $39,000 of the increase. A significant portion of the increase in postage expense relates to direct mail marketing promotions. The increase in foreclosure costs is related to the payment of real estate taxes and insurance on several loans where the borrower has failed to make the payments.

INCOME TAXES

Applicable income taxes and effective tax rates were $245,000 or 26.8 percent for the three month period ending September 30, 1996, and $214,000 or 23.0 percent for the same period in 1995. For the nine month periods ending September 30, 1996 and 1995, applicable income taxes and effective tax rates were $801,000 or 27.3 percent and $279,000 or 21.6 percent, respectively. The lower effective tax rate in 1995 compared to 1996 is a function of lower taxable income and the relationship between tax-exempt income to total income before taxes.

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 1996 QNB's net deferred tax asset was $824,000 of which $642,000 relates to the allowance for possible loan losses and $72,000 resulted from the SFAS No. 115 adjustment for available-for-sale investment securities. As of September 30, 1995 QNB's net deferred tax asset was $851,000.

BALANCE SHEET ANALYSIS

The Balance Sheet Analysis reviews average balance sheet data for the nine months ended September 30, 1996 compared with the twelve month average for the year ended December 31, 1995 as well as the period ending balances for the same time periods.

Average earning assets for the nine month period ended September 30, 1996 increased $3,707,000 or 1.5 percent to $257,210,000 from $253,503,000 at
December 31, 1995. The increase in average earning assets was primarily in the categories average investment securities and average loans. Average investment securities increased $2,216,000 or 2.3 percent while average loans increased $2,841,000 or 1.9 percent. Residential mortgage loans and consumer loans, primarily fixed rate home equity loans are the categories that showed the greatest increase.


                                    FORM 10-Q
                                     Page 12

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


BALANCE SHEET ANALYSIS (Continued)

This growth was primarily funded through reductions in Federal funds sold, a higher level of noninterest-bearing deposits and retained earnings. Average Federal funds sold decreased $1,350,000 and average noninterest-bearing deposits increased $1,385,000. Average shareholders' equity increased $1,347,000. Average interest-bearing deposits increased slightly from $221,052,000 to $221,488,000. While total non-interest bearing deposits did not change significantly, the makeup of the deposits changed. Average interest-bearing checking accounts increased $1,143,000 and average time deposits less than $100,000 increased $3,347,000. Average money market accounts decreased $3,332,000 and average time deposits greater than $100,000 decreased $1,413,000. The increase in interest-bearing checking accounts is primarily related to the timing and amount of seasonal deposits of a local school district. The increase in average time deposits less than $100,000 and the corresponding decrease in money markets can be partially attributed to a time deposit promotion which paid a high rate of interest for two years with the opportunity for a one-time withdrawal with no penalty.

Total assets at September 30, 1996 were $286,717,000, compared with $276,049,000 at December 31, 1995, an increase of 3.9 percent. Total deposits increased from $242,887,000 at December 31, 1995 to $255,742,000 at September 30, 1996. The
deposits from the school district account for almost $6,500,000 of the increase in total assets and total deposits from December 31, 1995 to September 30, 1996. QNB anticipates the trend by adjusting its liquidity position through the use of its investment portfolio and Federal funds sold.

The increase in assets from December 31, 1995 to September 30, 1996 is primarily centered in Federal funds sold which increased $6,905,000 to $9,812,000. This increase is a result of the school district deposits and will be temporary. The Federal funds sold will be used to fund the withdrawal of the school district deposits during the fourth quarter, will be invested in investment securities or will be used to fund new loans. As stated in the 1995 annual report, QNB's focus during 1996 is to develop new lending relationships as well as strengthening existing relationships. This effort appears to be reaping benefits as total loans have increased from $155,957,000 at December 31, 1995 and $153,737,000 at June 30, 1996 to $158,234,000 at September 30, 1996. Total loans at September 31, 1995 were $150,915,000. During 1996, QNB used aggressive marketing campaigns to book fixed rate home equity loans and automobile loans. The growth in the commercial loan portfolio during the third quarter of 1996 was primarily the result of participation loans with other community banks. QNB acts as the lead bank in most of these participations. It is anticipated that loans to small businesses will continue to increase during the fourth quarter of 1996 as a result of additional participation loans as well as loans obtained through the business development program. Loan growth remains a top priority for QNB going forward.

As of December 31, 1995 QNB reported investment securities available-for-sale at a fair value of $55,380,000 or $336,000 above the amortized cost of $55,044,000. An unrealized holding gain, net of taxes, of $222,000 was reported as an increase to shareholders' equity. Rapidly increasing interest rates at the end of the first quarter and throughout the second quarter of 1996 created an unrealized loss in the portfolio. As rates declined at the end of September the unrealized loss decreased. As of September 30, 1996 QNB reported investment securities available-for-sale at a fair value of $53,849,000 or $214,000 under the amortized cost of $54,063,000. An unrealized holding loss, net of taxes, of $140,000 was reported as a decrease to shareholders' equity.


                                    FORM 10-Q
                                     Page 13

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


BALANCE SHEET ANALYSIS (Continued)

Investment securities held-to-maturity are reported at amortized cost. As of September 30, 1996 and December 31, 1995, QNB had securities classified as held-to-maturity with an amortized cost of $43,428,000 and $42,515,000 and a market value of $43,259,000 and $42,861,000, respectively.

The $526,000 increase in other assets from December 31, 1995 to September 30, 1996 resulted from an increase in deferred taxes, income taxes receivable and prepaid expenses. The increase in deferred taxes relates to the change in the unrealized holding gain on investment securities at year end to an unrealized holding loss on investment securities at September 30, 1996.

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

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale were $78,029,000 and $71,898,000 at September 30, 1996 and December 31, 1995. These sources were adequate to meet seasonal deposit withdrawals during 1996 and should be adequate to meet normal fluctuations in loan demand and or deposit withdrawals. Approximately $40,200,000 and $32,792,000 of available-for-sale securities at September 30, 1996 and December 31, 1995 were pledged as collateral for repurchase agreements, public deposits and other deposits as provided by law.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. QNB's cash and cash equivalents increased $1,318,000 to $14,268,000 at September 30, 1996. This compares to a $549,000 decrease during the first nine months of 1995. After adjusting net income for non-cash transactions, operating activities provided $3,043,000 in cash flow in the first nine months of 1996, compared to $1,242,000 in the same period of 1995. Net cash used by investing activities was $10,695,000 during the first nine months of 1996. This resulted largely from the increase in Federal funds sold of $6,905,000 and a net increase in loans of $5,389,000. The purchases of investment securities of $33,345,000 replaced the maturities, calls and sales of investment securities which totaled $33,467,000. The increase in loan demand combined with the seasonal nature of the school district deposits warranted the increase in Federal funds sold. Net cash used by investing activities of $11,260,000 during the first nine months of 1995 resulted largely from the purchase of $23,350,000 of investment securities far exceeding the maturities, calls and sales of investment securities of $4,435,000. Investment activity increased during the second and third quarters of 1995 as a result of an increase in funding sources and the proceeds from the sale of student loans and residential mortgage loans. Since loan demand was weak, available funds went to the purchase of investments. Net cash provided by financing activities of $8,970,000 during the first nine months of 1996 was the result of an increase in both noninterest-bearing and interest-bearing deposits of $1,032,000 and $11,823,000, respectively. Approximately $6,500,000 of the


                                    FORM 10-Q
                                     Page 14

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


LIQUIDITY (Continued)

increase in interest-bearing deposits relates to the increase in balances from the school district. A decline in short-term borrowings of $3,381,000 offset some of these increases. Net cash provided by financing activities of $9,469,000 during the first nine months of 1995 was the result of an increase in interest-bearing deposits and short-term borrowings. The increase in interest-bearing deposits in 1995 was primarily due to the influx of deposits from the school district.

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB's shareholders' equity at September 30, 1996 was $22,046,000 or 7.69 percent of total assets compared to shareholders' equity of $20,866,000 or 7.56 percent at December 31, 1995. Shareholders' equity at September 30, 1996 includes a negative adjustment of $140,000 related to unrealized holding losses, net of taxes, on investment securities available-for-sale, while shareholders' equity at December 31, 1995 includes a positive adjustment of $222,000. Without these adjustments shareholders' equity to total assets would have been 7.74 percent and 7.48 percent at September 30,1996 and December 31, 1995.

Shareholders' equity averaged $21,280,000 for the first nine months of 1996 and $19,933,000 during all of 1995, an increase of 6.8 percent. The ratio of average total equity to average total assets improved to 7.79 percent for 1996, compared to 7.39 percent for 1995. Book value per share rose to $15.48 at September 30, 1996 from $14.66 at year-end 1995. The market price was $32.25 bid and $33.50 ask at September 30, 1996, compared with $29.00 bid and $31.00 ask at December 31, 1995.

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

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based and 3.00 percent for leverage. Under the requirements, QNB has a Tier I capital ratio of 12.80 percent and 12.16 percent, a total risk-based ratio of 14.05 percent and 13.42 percent and a leverage ratio of 7.92 percent and 7.48 percent at September 30, 1996 and December 31, 1995, respectively.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At September 30, 1996 and December 31, 1995 QNB met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively and a Tier I leverage ratio of 5.00 percent.


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

QNB focuses on the management of the one year interest rate sensitivity gap. At September 30, 1996, interest earning assets scheduled to mature, likely to be called, reprice or repay in one year were $102,088,000. Interest sensitive liabilities scheduled to mature or reprice within one year were $113,948,000. The one year cumulative gap, which reflects QNB's interest sensitivity over a period of time, was a negative $11,860,000 at September 30, 1996. The cumulative one-year gap equals 4.5 percent of total earning assets. This negative or liability sensitive gap will generally benefit QNB in a falling interest rate environment, while rising interest rates will negatively impact QNB.

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management's assumptions related to asset yields and rates paid on liabilities, deposit sensitivity and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on what management believes at that time to be the most likely interest rate environment. Management also evaluates the impact of higher and lower interest rates. Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies. Based on management's estimate of the structure of the balance sheet and interest rates for the next year, net interest income for the next twelve months is expected to increase modestly compared to the prior twelve months.

If interest rates are 100 basis points higher than management's most likely interest rate environment, the simulation model projects net interest income for the next twelve months to slightly exceed the most likely scenario. Conversely, if interest rates are 100 basis points lower, net interest income for the most likely scenario would slightly decline.


                                    FORM 10-Q
                                     Page 16

                            QNB CORP. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                               SEPTEMBER 30, 1996


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

                  (b)  Reports on Form 8-K
                       None


                                    FORM 10-Q
                                     Page 17

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            QNB Corp.



Date: November 14, 1996                     By: /s/ Thomas J. Bisko
                                                -------------------------------
                                                Thomas J. Bisko
                                                President/CEO


Date: November 14, 1996                     By: /s/ Robert C. Werner
                                                -------------------------------
                                                Robert C. Werner
                                                Vice President


Date: November 14, 1996                     By: /s/ Bret H. Krevolin
                                                -------------------------------
                                                Bret H. Krevolin
                                                Chief Accounting Officer


                                    FORM 10-Q
                                     Page 18