Form 10-K
period 1996-12-31
QNB CORP
filed 1997-03-27
CIK 750558

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    Form 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1996
                           -----------------------------------------------------
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    --------------
                   Commission file number  0-17706
                                          -------------

                                    QNB CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                23-2318082
         ------------                                ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

10 North Third Street, Quakertown, PA               18951-9005
-------------------------------------               ----------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (215) 538-5600
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None.

 Title of each class                   Name of each exchange on which registered
 -------------------                   -----------------------------------------

 -------------------                   -----------------------------------------

 -------------------                   -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.25 par value
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     As of March 18, 1997, 1,427,351 shares of Common Stock of the registrant were outstanding and the aggregate market value of the Common Stock of the registrant, held by nonaffiliates was approximately $34,502,122.(1)


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------


Annual Report to Stockholders for 1996   -   Part I, Item 3
                                             Part II, Items 6, 7 and 8

Proxy Statement dated April 8, 1997      -   Part III, Items 10, 11, 12 and 13











--------------
(1) Such figure excludes the shares of Common Stock held by the Company's executive officers and directors. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed.

                                 FORM 10-K INDEX


PART I                                                                              PAGE

Item 1      Business................................................................  4

Item 2      Properties..............................................................  9

Item 3      Legal Proceedings......................................................  10

Item 4      Submission of Matters to a Vote of Security Holders....................  10


PART II

Item 5      Market for Registrant's Common Stock and Related Stockholder Matters...  10

Item 6      Selected Financial Data................................................  10

Item 7      Management's Discussion and Analysis of Financial Condition
                  and Results of Operation.........................................  10

Item 8      Financial Statements and Supplementary Data............................  11

Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................  11


PART III

Item 10     Directors and Executive Officers of the Registrant.....................  11

Item 11     Executive Compensation.................................................  11

Item 12     Security Ownership of Certain Beneficial Owners and Management.........  12

Item 13     Certain Relationships and Related Transactions.........................  12


PART IV

Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K........  12


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

            The Corporation was organized for the purpose of becoming the holding company of the Bank. Pursuant to a Plan of Reorganization approved by the Bank's stockholders, the Corporation's application to the Federal Reserve Board of Governors requesting approval to become a bank holding company was approved on September 11, 1984. In accordance with the terms of the Plan of Reorganization, each share of the Bank's common stock previously outstanding was automatically converted into one share of the Corporation's common stock and the Bank became a wholly owned subsidiary of the Corporation. The Corporation's primary asset is its investment in the Bank. The Corporation's assets also include an investment portfolio consisting of stock in various financial institutions. The investment portfolio accounts for less than .25% of the Corporation's total consolidated assets.


THE QUAKERTOWN NATIONAL BANK

            The Bank is a national banking association organized in 1877. The Bank is chartered under the National Banking Act to engage in the various activities of a commercial bank and is subject to federal and state laws applicable to commercial banks.

            The Bank is a full-service commercial bank that provides most major financial services. The Bank's principal office is located in Bucks County, Pennsylvania. The Bank also operates five other full-service branches, an operations facility and an administrative office. For more information relating to the Bank's properties, see Item 2. Properties. The Bank had 115 full-time employees and 39 part-time employees, at December 31, 1996. There are employees of the Corporation who are also employees of the Bank.

            As of December 31, 1996 the Corporation, on a consolidated basis, had total assets of $280,447,000, total deposits of $246,744,000, and total shareholders' equity of $22,775,000.

MARKET AREA

            The Bank's primary market area is Quakertown, Pennsylvania and its surrounding communities and includes parts of Upper Bucks County, Southern Lehigh County, and Northern Montgomery County. The Bank is not dependent upon a single customer, or a few customers, the loss of which would have a material adverse effect on the Bank.

LENDING ACTIVITIES

            General. The Bank offers a variety of loan products to its customers; including residential real estate mortgages, commercial, construction, home equity, business, consumer, and student loans. The Bank's loan portfolio totaled $159,278,000 and $155,957,000 at December 31, 1996 and 1995, respectively. The portfolio represented approximately 56.8% and 56.5% of the Bank's total assets at December 31, 1996 and 1995, respectively.

            Residential Mortgage Loans. The Bank offers primarily 1 and 3 year adjustable rate mortgages, 7 year balloon mortgages, and 15, 20 and 30 year fixed rate loans. Since 1984 the Bank has generally sold, without recourse, its mortgage loans in the secondary mortgage market. During both 1996 and 1995, the Bank sold primarily only 30 year fixed rate mortgage loans in the secondary market.

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

            The Bank also offers home equity loans and lines of credit which are included in real estate residential loans. Real estate residential loans in the aggregate amount of $66,203,000 and $61,339,000 represented 41.4% and 39.2% of gross loans at December 31, 1996 and 1995, respectively. Aggressive fixed rate home equity loan promotions during 1996, and the change in strategy in selling loans in the secondary market account for the increase.

            Commercial Loans. The Bank offers commercial loans, including lines of credit or commitment, term loans, commercial mortgages, letters of credit, and tax-free loans.

            The Bank's commercial and industrial loan portfolio totaled $22,973,000 and $27,002,000 at December 31, 1996 and 1995, respectively.
Commercial and industrial loans represented approximately 14.4% and 17.3% the Bank's total gross loans at December 31, 1996 and 1995 respectively.

            Commercial real estate loans in the aggregate amount of $57,589,000 and $51,368,000 represented 36.1% and 32.9% of the Bank's gross loan portfolio at December 31, 1996 and 1995, respectively, while construction loans, including commercial and residential, totaled $3,640,000 and

$6,641,000 for the same periods. Commercial real estate loans include all loans collateralized at least in part by commercial real estate, but may not be for the expressed purpose of conducting commercial real estate transactions.

            Construction, commercial and industrial, and commercial real estate lending generally entails significant additional risk as compared with residential mortgage lending. These loans typically involve larger loan balances to single borrowers or groups of related borrowers.

            Consumer Loans. The Bank's consumer loan portfolio totaled $6,477,000 and $7,538,000 at December 31, 1996 and 1995, respectively. Consumer loans represented 4.0% and 4.8% of the Bank's total gross loans at December 31, 1996 and 1995, respectively. Consumer loans include automobile loans, student loans and other consumer type credit not secured by real estate. The decline in consumer loans is primarily the result of the increased use of home equity loans which are classified as real estate residential loans.


INVESTMENT ACTIVITIES

            At December 31, 1996 and 1995, the Corporation's investment portfolio, on a consolidated basis, in the aggregate amount of $95,478,000 and $97,895,000 consisted primarily of U.S. Government and Federal agency obligations, mortgage-backed securities, and state and municipal securities. Subject to applicable limits the Bank is also permitted to invest in corporate bonds and the Corporation is permitted to invest in equity securities. The Bank accounts for its investments based on Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investment securities available-for-sale are recorded at market value with the unrealized holding gain or loss, net of taxes, included in shareholders' equity, while investment securities held-to-maturity are recorded at amortized cost. At December 31, 1996 and 1995, the balance of the available-for-sale portfolio was $52,779,000 and $55,380,000 and the balance of the held-to-maturity portfolio was $42,699,000 and $42,515,000, respectively.

            The Bank views its investment portfolio as a secondary source of liquidity and stable earnings. Decisions regarding the selection of investments for the Bank's portfolio are made by the Chief Operating Officer and the Chief Financial Officer, or either of them, together with one other member of the asset/liability committee. Decisions on maturity and type of investment are dictated by the Bank's investment policy as approved annually by the Board of Directors. To enhance the liquidity and interest rate sensitivity of the portfolio, the Bank's strategy has been to invest seventy-five percent in short and medium term U.S. Government and Federal Agency obligations and callable bonds and twenty-five percent in longer term mortgage-backed securities and state and municipal securities. The available-for-sale and held-to-maturity investment portfolios had weighted average maturities of 4 years and 1 month and 3 years and 6 months respectively, at December 31, 1996.

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

            The OCC regulates all areas of a national bank's commercial banking operations including loans, mergers, establishment of branches and other aspects of operations. The OCC also regulates the level of dividends which can be declared by the Corporation. See the Corporation's 1996 Annual Report to Shareholders ("Annual Report"), "Management Discussion and Analysis," incorporated by reference herein.

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

            Environmental Laws. Neither the Corporation nor the Bank anticipate that compliance with environmental laws and regulations will have any material effect on capital, expenditures, earnings, or on its competitive position. However, environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions. Environmentally contaminated properties owned by an institution's borrowers may result in a drastic reduction in the value of the collateral securing the institution's loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, the Bank may require an environmental examination of and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration a potential loss to the institution in relation to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the cost of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter prospective borrowers from entering into a loan transaction with the Bank. The Corporation is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of the Bank.

            In 1995, the Pennsylvania General Assembly enacted the Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act which, among other things, provides protection to lenders from environmental liability and remediation costs under the environmental laws for releases and contamination caused by others. A lender who engages in activities involved in the routine practices of commercial lending, including, but not limited to, the providing of financial services, holding of security interests, workout practices, foreclosure or the recovery of funds from the sale of property shall not be liable under the environmental acts or common law equivalents to the Pennsylvania Department of Environmental Resources or to any other person by virtue of the fact that the lender engages in such commercial lending practice. A lender, however, will be liable if it, its employees or agents, directly cause an immediate release or directly exacerbate a release of regulated substance on or from the property, or knowingly and willfully compelled the borrower to commit an action which caused such release or violate an environmental act. The Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act, however, does not limit federal liability which still exists under certain circumstances.

Federal Reserve Board Requirements

            Regulation D of the FRB imposes reserve requirements on all depository institutions, including the Bank, that maintain transaction accounts or non-personal time and savings accounts. These reserves may be in the form of cash or non-interest bearing deposits with the Philadelphia Federal Reserve Bank. Under current Regulation D, the Bank must establish reserves equal to 3.0% of the first $44.9 million of net transaction accounts and 10.0% of the remainder. The reserve requirement on non-personal savings and time deposits with an original maturity of less than 18 months is 3.0%. Cash and due from banks are used as a deduction against the reserve. At December 31, 1996, the Bank met applicable FRB reserve requirements.


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

The following table details the Bank's properties:

Location

1) Quakertown, Pa.     -   Main Office - owned
2) Quakertown, Pa.     -   Towne Bank Center - owned
3) Quakertown, Pa.     -   Computer Center - owned
4) Quakertown, Pa.     -   Country Square Branch - net lease requiring rental
                           payments of $25,000 per year.

5) Dublin, Pa.       -   Dublin Branch - net lease requiring rental payments of
                         $22,600 per year.
6) Pennsburg, Pa.    -   Pennsburg Square Branch - net lease requiring
                         rental payments of $40,000 per year.
7) Coopersburg, Pa.  -   Coopersburg Branch - owned
8) Perkasie, Pa.     -   Perkasie Branch - owned


ITEM 3.  LEGAL PROCEEDINGS

         The information required by Item 3 is incorporated by reference to Note 13 Commitments and Contingencies, to the Consolidated Financial Statements, appearing on page 35 of the Annual Report to Shareholders which is attached as
Exhibit 13.1.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

         The Corporation had 616 shareholders of record as of March 18, 1997; however, the Corporation believes, based on the number of annual reports and proxy statements requested by nominee holders of the Corporation's Common Stock, that the number of beneficial holders exceeds 680. The other information required by Item 5 is incorporated by reference to the information appearing under the caption "Stock Information" on page 39 of the Annual Report to Shareholders which is attached as Exhibit 13.1.


ITEM 6.  SELECTED FINANCIAL AND OTHER DATA

         The information required by Item 6 is incorporated by reference to the information appearing under the caption "Selected Financial and Other Data" on page 25 of the Annual Report to Shareholders which is attached as Exhibit 13.1.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The information required by Item 7 is incorporated by reference to the information appearing under the caption "Management's Discussion and Analysis" on pages 8 to 24 of the Annual Report to Shareholders which is attached as
Exhibit 13.1.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 8 and the auditor's report are incorporated by reference to the Corporation's consolidated financial statements, on pages 26 to 39 of the Annual Report to Shareholders which is attached as Exhibit 13.1.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         The information required by this Item 9 is set forth in the Corporation's Current Report on Form 8-K, filed with the Commission on June 21, 1996, which Current Report is incorporated herein by reference.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item, relating to directors, executive officers, control persons is set forth in the sections captioned "Executive Officers of the Registrant" of the Registrant's definitive Proxy Statement to be used in connection with the 1997 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

         Section 16(a) Beneficial Ownership Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Registrant's officers and directors, and persons who own more than 10 percent of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Registrant believes that during the period January 1, 1996 through December 31, 1996, its officers and directors were in compliance with all filing requirements applicable to them.


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Proxy Statement to be used in connection with the 1997 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The information required by Item 12 is incorporated by reference to the information appearing under the caption "Securities Ownership of Management" in the Proxy Statement to be used in connection with the 1997 Annual Meeting of Shareholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference to the information appearing under the caption "Related Transactions" in the Proxy Statement to be used in connection with the 1997 Annual Meeting of Shareholders.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)      1.  Financial Statements

         The consolidated financial statements to be included in Part II, Item 8 are incorporated by reference to the 1996 Annual Report to Shareholders, at pages 26 through 39, which is attached as Exhibit 13.1.

         2.  Financial Statement Schedules

         All schedules applicable to the Registrant are shown in the respective financial statements or in the notes thereto included in the 1996 Annual Report to Shareholders which is attached as Exhibit 13.1.

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

          10.1- Employment Agreement between the Registrant and Thomas J. Bisko is incorporated by reference to Exhibit 10(a) of Form 8-K.

          10.2- Salary Continuation Agreement between the Registrant and Thomas J. Bisko is incorporated by reference to Exhibit 10(b) of Form 8-K.

          10.3- Deferred Compensation Agreement between the Registrant and Philip D. Miller is incorporated by reference to Exhibit 10(c) of Form 8-K.

          10.4-   QNB Corp. Stock Incentive Plan. (Incorporated by reference to
                  Exhibit 4A to Registration Statement No. 333-16627 on
                  Form S-8, filed with the Commission on November 22, 1996.)

          10.5- QNB Corp. Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4B to Registration Statement
                  No. 333-16627 on Form S-8, filed with the Commission on November 22, 1996.)

          10.6- The Quakertown National Bank Profit Sharing and Section 401(k) Salary Deferral Plan. (Incorporated by reference to Exhibit 4C to Registration Statement No. 333-16627 on Form S-8, filed with the Commission on November 22, 1996.)

          13.1-   1996 Annual Report to Shareholders.

          21.1-   Subsidiaries of the Registrant.

          23.1-   Consent of KPMG Peat Marwick LLP, filed herewith.

          23.2- Independent Auditor's Report and Consent of Coopers & Lybrand LLP, filed herewith.

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

                                             QNB Corp.
         March 25, 1997
                                             BY:  /s/Thomas J. Bisko
                                                  ------------------------------
                                                    Thomas J. Bisko
                                                    President and
                                                    Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Philip D. Miller           Chairman of the Board and           March 25, 1997
--------------------------    Director
   Philip D. Miller


/s/Thomas J. Bisko            President, Chief Executive          March 25, 1997
--------------------------    Officer and Director
   Thomas J. Bisko


/s/Robert C. Werner           Vice President                      March 25, 1997
--------------------------
   Robert C. Werner


/s/Bret H. Krevolin           Chief Accounting Officer            March 25, 1997
--------------------------
   Bret H. Krevolin


/s/Norman L. Baringer         Director                            March 25, 1997
--------------------------
   Norman L. Baringer


/s/Kenneth G. Brown Jr.       Director                            March 25, 1997
--------------------------
   Kenneth G. Brown Jr.

 /s/Gary S. Parzych           Director                            March 25, 1997
---------------------------
    Gary S. Parzych


/s/Donald T. Knauss           Director                            March 25, 1997
---------------------------
   Donald T. Knauss


/s/Charles M. Meredith, III   Director                            March 25, 1997
---------------------------
   Charles M. Meredith, III


/s/Henry L. Rosenberger       Director                            March 25, 1997
---------------------------
   Henry L. Rosenberger


/s/Edgar L. Stauffer         Director                            March 25, 1997
---------------------------
   Edgar L. Stauffer