Form 10-Q
period 1997-03-31
QNB CORP
filed 1997-05-15
CIK 750558

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

(Mark One)
  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period         ended March 31, 1997
                        ---------------------------------------------------

                                       OR

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________


                         Commission file number    0-17706
                                                ---------------------



                                    QNB Corp.
 -----------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


         Pennsylvania                                   23-2318082
-------------------------------------------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)


10 North Third Street, Quakertown, PA                                18951-9005
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's Telephone Number, Including Area Code        (215) 538-5600
                                                   ----------------------------


                                 Not Applicable
-------------------------------------------------------------------------------
      Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report.

         Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes      x       No
                                                 -----   ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                    Outstanding at May 14, 1997
Common Stock, par value $1.25                               1,427,438

                            QNB CORP. AND SUBSIDIARY

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1997


                                      INDEX



                         PART I - FINANCIAL INFORMATION


ITEM 1   FINANCIAL STATEMENTS                                              PAGE

         Consolidated Statements of Income for Three
                   Months Ended March 31, 1997 and 1996......................1

         Consolidated Balance Sheets at March 31, 1997
                  and December 31, 1996......................................2

         Consolidated Statements of Cash Flows for Three
                  Months Ended March 31, 1997 and 1996.......................3

         Notes to Consolidated Financial Statements..........................4


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION................................5


                           PART II - OTHER INFORMATION


         OTHER INFORMATION..................................................15

                                                                  QNB Corp.
                                                                  and Subsidiary

        C O N S O L I D A T E D   S T A T E M E N T S   O F   I N C O M E


                                                                                 (in thousands,
                                                                             except per share data)
                                                                                   (unaudited)
                                                                             ----------------------
Three Months Ended March 31,                                                  1997          1996
----------------------------                                                 ------        ------
Interest Income
Interest and fees on loans ..........................................        $3,465        $3,313
Interest and dividends on investment securities available-for-sale ..           912           818
Interest and dividends on investment securities held-to-maturity:
     Taxable ........................................................           514           536
     Tax-exempt .....................................................           128           122
Interest on Federal funds sold ......................................            44            51
                                                                             ------        ------
         Total interest income ......................................         5,063         4,840
                                                                             ------        ------
Interest Expense
Interest on deposits
     NOW accounts ...................................................           165           151
     Money market accounts ..........................................           231           257
     Savings ........................................................           190           189
     Time ...........................................................         1,295         1,155
     Time over $100,000 .............................................           211           226
Interest on short-term borrowings ...................................            70            63
                                                                             ------        ------
         Total interest expense .....................................         2,162         2,041
                                                                             ------        ------
         Net interest income ........................................         2,901         2,799
Provision for possible loan losses ..................................           100           100
                                                                             ------        ------
         Net interest income after provision for possible loan losses         2,801         2,699
                                                                             ------        ------
Non-Interest Income
Fees for services to customers ......................................           269           254
Mortgage servicing fees .............................................            45            55
Net gain on investment securities ...................................           160            70
Net gain on sale of loans ...........................................            34            55
Other operating income ..............................................           119            62
                                                                             ------        ------
         Total non-interest income ..................................           627           496
                                                                             ------        ------
Non-Interest Expense
Salaries and employee benefits ......................................         1,351         1,247
Net occupancy expense ...............................................           163           170
Furniture and equipment expense .....................................           187           148
Marketing expense ...................................................            59            59
Supplies expense ....................................................            50            55
Professional fees ...................................................            49            55
Insurance expense ...................................................            27            23
Other real estate owned expense .....................................            35            45
Other expense .......................................................           358           338
                                                                             ------        ------
         Total non-interest expense .................................         2,279         2,140
                                                                             ------        ------
     Income before income taxes .....................................         1,149         1,055
Provision for income taxes ..........................................           328           294
                                                                             ------        ------
     Net Income .....................................................        $  821        $  761
                                                                             ======        ======
     Net Income Per Share ...........................................        $  .58        $  .53
                                                                             ======        ======
     Cash Dividends Per Share .......................................        $  .16        $  .14
                                                                             ======        ======

The accompanying notes are an integral part of the consolidated financial statements.

                                                                  QNB Corp.
                                                                  and Subsidiary

             C O N S O L I D A T E D   B A L A N C E   S H E E T S


                                                                                                (in thousands)
                                                                                                  (unaudited)
                                                                                         ----------------------------
                                                                                         March 31,       December 31,
                                                                                           1997             1996
                                                                                         --------        ------------
Assets
Cash and due from banks ........................................................         $ 11,652          $ 12,459
Federal funds sold .............................................................            6,566             6,480
Investment securities
     available-for-sale ........................................................           58,560            52,779
     held-to-maturity (market value $42,613 and $42,760) .......................           42,916            42,699
Total loans, net of unearned income of $429 and $432 ...........................          161,620           159,278
     Allowance for possible loan losses ........................................           (2,677)           (2,585)
                                                                                         --------          --------
         Net loans .............................................................          158,943           156,693
Premises and equipment, net ....................................................            4,250             4,358
Other real estate owned ........................................................            1,175             1,395
Accrued interest receivable ....................................................            1,937             1,689
Other assets ...................................................................            2,416             1,895
                                                                                         --------          --------
Total assets ...................................................................         $288,415          $280,447
                                                                                         --------          --------

Liabilities
Deposits
     Demand, noninterest-bearing ...............................................         $ 31,888          $ 32,033
     NOW accounts ..............................................................           39,481            39,566
     Money market accounts .....................................................           31,788            31,847
     Savings ...................................................................           36,019            34,287
     Time ......................................................................           97,641            94,878
     Time over $100,000 ........................................................           15,887            14,133
                                                                                         --------          --------
         Total deposits ........................................................          252,704           246,744
Short-term borrowings ..........................................................           10,337             8,675
Accrued interest payable .......................................................            1,109             1,012
Other liabilities ..............................................................            1,489             1,241
                                                                                         --------          --------
Total liabilities ..............................................................          265,639           257,672
                                                                                         --------          --------

Commitments and contingencies

Shareholders' Equity
Common stock, par value $1.25 per share;
     authorized 5,000,000 shares; issued 1,427,438 shares and 1,425,951 shares .            1,784             1,782
Surplus ........................................................................            4,324             4,296
Retained earnings ..............................................................           17,178            16,585
Unrealized holding (losses) gains, net of taxes,
     on investment securities available-for-sale ...............................             (510)              112
                                                                                         --------          --------
Total shareholders' equity .....................................................           22,776            22,775
                                                                                         --------          --------
Total liabilities and shareholders' equity .....................................         $288,415          $280,447
                                                                                         ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

                                                                  QNB Corp.
                                                                  and Subsidiary

   C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S


                                                                                                        (in thousands)
                                                                                                          (unaudited)
                                                                                                    ----------------------
Three Months Ended March 31,                                                                          1997           1996
----------------------------                                                                        -------        -------
Operating Activities
   Net income ...............................................................................       $   821        $   761
   Adjustments to reconcile net income to net cash provided by operating activities
     Provision for possible loan losses .....................................................           100            100
     Depreciation and amortization ..........................................................           124            119
     Securities gains .......................................................................          (160)           (70)
     Net gain on sale of loans ..............................................................           (34)           (55)
     Writedowns, net of losses (gains) on sales of other real estate owned ..................            (1)            __
     Deferred income tax provision ..........................................................           (29)            __
     Change in income taxes payable .........................................................           346            195
     Net increase in interest and dividends receivable ......................................          (248)           (65)
     Net amortization of premiums and discounts .............................................             8             21
     Net increase in interest payable .......................................................            97             58
     Increase in other assets ...............................................................          (226)          (218)
     (Decrease) increase in other liabilities ...............................................           (44)           166
                                                                                                    -------        -------
     Net cash provided by operating activities ..............................................           754          1,012
                                                                                                    -------        -------
Investing Activities
   Proceeds from maturities and calls of investment securities
     available-for-sale .....................................................................         4,060          5,864
     held-to-maturity .......................................................................           785          1,481
   Proceeds from sales of investment securities
     available-for-sale .....................................................................         3,467            115
   Purchase of investment securities
     available-for-sale .....................................................................       (14,105)        (4,620)
     held-to-maturity .......................................................................          (995)        (2,797)
   Net increase in Federal funds sold .......................................................           (86)          (871)
   Proceeds from sales of student loans .....................................................         1,126          1,194
   Proceeds from sales of residential mortgages .............................................           325            789
   Originations of residential mortgages held-for-sale ......................................          (327)          (441)
   Net (increase) decrease in loans .........................................................        (3,440)           917
   Net purchases of premises and equipment ..................................................           (16)          (158)
   Proceeds from the sale of other real estate owned ........................................           221             __
                                                                                                    -------        -------
     Net cash (used) provided by investing activities .......................................        (8,985)         1,473
                                                                                                    -------        -------
Financing Activities
   Net decrease in noninterest-bearing deposits .............................................          (145)        (4,939)
   Net increase in interest-bearing deposits ................................................         6,105            684
   Net increase (decrease) in short-term borrowings .........................................         1,662           (339)
   Cash dividends paid ......................................................................          (228)          (200)
   Proceeds from issuance of common stock ...................................................            30              5
                                                                                                    -------        -------
     Net cash provided (used) by financing activities .......................................         7,424         (4,789)
                                                                                                    -------        -------
     Decrease in cash and cash equivalents ..................................................          (807)        (2,304)
     Cash and cash equivalents at beginning of year .........................................        12,459         12,950
                                                                                                    -------        -------
     Cash and cash equivalents at end of period .............................................       $11,652        $10,646
                                                                                                    =======        =======


Supplemental Cash Flow Disclosures
   Interest paid ............................................................................       $ 2,065        $ 1,983
   Income taxes paid ........................................................................            __            100
   Non-Cash Transactions
     Change in net unrealized holding gains (losses), net of taxes, on investment securities           (622)          (331)


The accompanying notes are an integral part of the consolidated financial statements.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 1997 AND 1996, AND DECEMBER 31, 1996
                                   (Unaudited)


1. REPORTING AND ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of QNB Corp. and its wholly owned subsidiary, The Quakertown National Bank, (QNB). All significant intercompany accounts and transactions are eliminated in the consolidated statements.

The consolidated balance sheet as of March 31, 1997, as well as the respective statements of income and cash flows for the three month period ended March 31, 1997 and 1996, are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in QNB's 1996 Annual Report incorporated in the Form 10-K.

The financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. The results for the periods presented are not necessarily indicative of the full year. Certain accounts in last year's financial statements have been reclassified to conform to the current year's presentation. These reclassifications had no effect on net income.

2. PER SHARE DATA

The following average shares were used for the computation of earnings per share:

                                  For the Three Months
                                     Ended March 31,

                                  1997            1996

Average shares                  1,426,709       1,423,862

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, QNB will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share for these quarters is not expected to be material.


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

In addition to historical information, this management discussion and analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.


RESULTS OF OPERATIONS

QNB recorded record earnings of $821,000 or $.58 per share for the three month period ending March 31, 1997. This represents a 7.9 percent increase from net income of $761,000 or $.53 per share reported for the first quarter of 1996.

The increase in net income for the first quarter of 1997 can be attributed to a
3.6 percent increase in net interest income resulting from an increase in the net interest margin and growth in average earning assets. Also contributing to the results during the first quarter of 1997 was the pre-tax gain on the sale of equity securities of $159,000. This compares to a gain of $70,000 on the sale of equity securities during the first quarter of 1996.


NET INTEREST INCOME

Net interest income is the primary source of operating income for QNB. Net interest income is interest income, dividends, and fees on earning assets, less interest expense incurred for funding sources. Earning assets primarily include loans, investment securities and Federal funds sold. Sources used to fund these assets include deposits, borrowed funds and shareholders' equity. Net interest income is affected by changes in interest rates, the volume and mix of earning assets and interest-bearing liabilities, and the amount of earning assets funded by non-interest-bearing deposits and shareholders' equity.

Net interest income for the three months ended March 31, 1997 was $2,901,000 compared to $2,799,000 for the period ending March 31, 1996. A 3.5 percent increase in average earning assets and a 4 basis point increase in the net interest margin contributed to the increase in net interest income between the periods. The increase in the net interest margin is a result of the yield on earning assets increasing to a greater degree than the rate paid on funding sources. The yield on earning assets on a fully taxable equivalent basis was
7.98 percent for the first quarter of 1997 versus 7.84 percent for the first quarter of 1996, while the rate paid on interest-bearing liabilities was 3.88 percent and 3.75 percent for the same periods. The net interest margin on a fully taxable equivalent basis for the three month period ended March 31, 1997 was 4.65 percent compared to 4.61 percent for the same period in 1996.

                                   Form 10-Q
                                     Page 5

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


NET INTEREST INCOME (Continued)

The higher yield on earning assets is a result of increases in the yield of both investment securities and loans. The yield on investment securities increased to
6.59 percent from 6.45 percent while the yield on loans increased to 8.90 percent from 8.76 percent when comparing the three months ended March 31, 1997 to March 31, 1996. Market interest rates increased during the first quarter of 1997 as it appeared that the Federal Reserve Bank would increase the Federal funds rate in response to strong economic statistics. The Federal Reserve increased the Federal funds rate from 5.25 percent to 5.50 percent at the end of the first quarter. The prime rate followed with a 25 basis point increase to
8.50 percent. QNB was able to invest its excess funds in higher yielding investment securities as rates rose during the quarter. Also contributing to the higher yield was a slight lengthening of the weighted average maturity of the investment portfolio.

The increase in the rate paid on interest-bearing liabilities was primarily the result of higher rates on time deposits. During the quarter QNB introduced a 30 month certificate of deposit that enables the holder to increase the interest rate twice during the term of the certificate, should rates offered on the 30 month time deposit increase. As a result of this promotion QNB experienced a small shift of funds from lower yielding non-maturity deposits to time deposits. QNB anticipates a slight increase in the net interest margin during the next quarter as a result of the increase in the prime rate that went into effect at the end of the first quarter of 1997. Continued growth in average loans outstanding will also contribute to a higher net interest margin. The net interest margin may level off and decline towards the end of the year as rates paid on non-maturity deposits increase.


PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses represents management's determination of the amount necessary to be charged to operations to bring the allowance for possible loan losses to a level considered adequate in relation to the risk of possible losses in the loan portfolio. Actual loan losses, net of recoveries, serve to reduce the allowance. Management uses various tools to assess the adequacy of the allowance for possible loan losses. One tool is a methodology recommended by the Office of the Comptroller of the Currency. This methodology considers a number of relevant factors including: historical loan loss experience, the assigned risk rating of the credit, current and projected credit worthiness of the borrower, current value of the underlying collateral, levels of and trends in delinquencies and non-accrual loans, trends in volume and terms of loans, concentrations of credit and national and local economic trends and conditions. Other tools include ratio analysis and peer group analysis. The implementation of SFAS No. 118, as discussed below, also impacts the determination of the allowance for possible loan losses.

The provision for possible loan losses was $100,000 for both the first quarter of 1997 and 1996. Net charge-offs in the first quarter of 1997 were $8,000 compared to $73,000 for the same period in 1996. QNB's net charge-offs as a percentage of average loans was .02 percent (annualized) for the three month period ended March 31, 1997, compared with .19 percent for the same 1996 period. Management anticipates the provision for possible loan losses in 1997 to remain near 1996 levels if asset quality continues to improve as expected and charge-off levels remain low.

Non-performing assets (non-accruing loans, loans past due 90 days or more, and other real estate owned) continued their positive trend downward during the first quarter of 1997 and amounted to 1.19 percent of total assets at March 31, 1997. This compares to 2.29 percent at March 31, 1996 and 1.52 percent at

                                   Form 10-Q
                                     Page 6

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


PROVISION FOR POSSIBLE LOAN LOSSES (Continued)

December 31, 1996. Non-accrual loans were $2,180,000 and $5,397,000 at March 31, 1997 and 1996. Non-accrual loans at December 31, 1996 were $2,700,000. Other real estate owned was $1,175,000 at March 31, 1997 compared to $775,000 at March 31, 1996 and $1,395,000 at December 31, 1996. Management anticipates non-performing assets to continue to decline resulting from the sale of other real estate owned and through payments received on non-performing loans.

There were no restructured loans as of March 31, 1997, December 31, 1996 or March 31, 1996 as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for possible loan losses was $2,677,000 and $2,585,000 at March 31, 1997 and December 31, 1996, respectively. The ratio of the allowance to total loans was 1.66 percent and 1.62 percent for the respective periods. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

QNB adopted Statement of Financial Accounting Standards No. 114 (SFAS No. 114), "Accounting by Creditors for Impairment of a Loan" as amended by Statement of Financial Accounting Standards No. 118 (SFAS No. 118), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" on January 1, 1995. Under the standard, a loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

At March 31, 1997 and 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $2,086,000 and $5,266,000, respectively, of which $1,082,000 and $4,377,000 related to loans with no valuation allowance and $1,004,000 and $889,000 related to loans with a corresponding valuation allowance of approximately $197,000 and $240,000, respectively. Most of the loans identified as impaired are collateral-dependent.


NON-INTEREST INCOME

QNB, through its core banking business, generates various fees and service charges. Total non-interest income is composed of service charges on deposit accounts, mortgage servicing fees, gains on the sale of investment securities, gains on the sale of residential mortgages and student loans, and other miscellaneous fee income. Total non-interest income increased $131,000 or 26.4 percent to $627,000 for the quarter ending March 31, 1997 when compared to March 31, 1996.


                                   Form 10-Q
                                     Page 7

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


NON-INTEREST INCOME (Continued)

Fees for services to customers, the largest component of total non-interest income, is primarily comprised of service charges on deposit accounts. These fees increased 5.9 percent, to $269,000 from $254,000, when comparing the two quarters. Charges related to a greater volume of overdrafts account for the increase.

To date, when QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. Mortgage servicing fees for the quarter ending March 31, 1997 were $45,000 which represents a $10,000 decline from the same period in 1996. The decrease in mortgage servicing fees for the quarter is a result of an
8.6 percent decline in the average balance of mortgages sold and serviced to $72,562,000. The decrease in the volume of mortgages serviced for others is a result of the origination of fewer residential mortgages and management's decision to retain 15 and 20 year mortgages, which would have been sold in prior years. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded. The implementation of Statement of Financial Accounting Standards No. 122 (SFAS No. 122), "Accounting for Mortgage Servicing Rights" also impacts the level of servicing income recorded. SFAS No. 122 requires the recognition of separate assets relating to the rights to service mortgage loans based on their fair value if it is practicable to estimate the value. Additionally, the fair value of servicing assets is required to be measured at each reporting date to determine any potential impairment. The amortization of the servicing asset reduces the amount of servicing income recorded.

Gains on the sale of investment securities were $160,000 for the first quarter of 1997, compared to $70,000 for the first three months of 1996. QNB owns a small portfolio of marketable equity securities, bank stocks. QNB took advantage of the run-up of stock prices during the beginning of 1997 and sold securities with a cost basis of $329,000 for a gain of $159,000. The gain in 1996 relates to the sale of a marketable equity security with a book value of $45,000. During the first quarter of 1997 QNB sold approximately $3,467,000 of available-for-sale agency debt securities at a gain of $1,000. This sale was done for liquidity purposes. There were no sales of debt securities during the first quarter of 1996.

QNB recorded a gain of $34,000 on the sale of loans during the first quarter of 1997. This compares to a $55,000 gain for the same period in 1996. The sale of residential mortgages and the sale of student loans accounts for $6,000 and $28,000 of the gains, respectively in 1997. For the same period in 1996 the sale of residential mortgage loans accounted for $26,000 of the gain while the sale of student loans represented $29,000 of the gain. QNB sold approximately $1,098,000 and $1,165,000 in student loans during the first quarter of 1997 and 1996.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. The larger gain in 1996 is a result of both events. Proceeds from the sale of residential mortgages was approximately $325,000 and $789,000 during the first quarter of 1997 and 1996. In addition, QNB was able to sell mortgages at the beginning of 1996, when rates hit a low, before rapidly increasing towards the end of February 1996. Included in the $26,000 net gain is a $6,000 write-down on $202,000 in mortgages held-for-sale at March 31, 1996. This write-down was a result of the increase in interest rates towards the end of the first quarter of 1996. As of March 31, 1997 QNB had approximately $166,000 in mortgage loans classified as held for sale. These loans are accounted for at lower of cost or market.

                                   Form 10-Q
                                     Page 8

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


NON-INTEREST INCOME (Continued)

Other operating income increased $57,000 to $119,000 when comparing the three month periods ending March 31, 1997 and 1996. The recognition of rental income on other real estate owned accounts for $32,000 of the increase. Income on the check card introduced in December 1996 accounts for $11,000 of the improvement. Increases in merchant processing income, commissions on the sale of retail investment products, and ATM income also contributed to higher operating income.

NON-INTEREST EXPENSE

Non-interest expense includes salaries and employee benefits, net occupancy expense, furniture and equipment expense, marketing expense, supplies expense, professional fees expense, insurance expense, other real estate owned expense, and various other operating expenses. Total non-interest expense of $2,279,000 for the quarter ending March 31, 1997 represents an increase of $139,000 or 6.5 percent over levels reported in the first quarter of 1996.

Salaries and benefits, the largest component of non-interest expense, increased $104,000 or 8.3 percent to $1,351,000 for the quarter ending March 31, 1997 compared to the same quarter in 1996. Salaries expense increased $51,000 or 5.1 percent during the period to $1,055,000 while benefits expense increased $53,000 or 21.8 percent to $296,000. Included in salary expense during the period ended March 31, 1997 was $27,000 in severance expense and $14,000 in bonus accruals. There was no severance expense or bonus expense during the first quarter of 1996. Excluding these items salary expense increased $10,000 or 1.1 percent. The increase in benefits expense is primarily the result of the timing of the expense for Federal and State unemployment taxes. These taxes increased $39,000 in the first quarter of 1997 as a result of accruing these costs versus expensing them when paid as was done in 1996. Also contributing to the increase in benefits expense was higher medical premiums of $10,000.

Net occupancy expense decreased $7,000 or 4.1 percent while furniture and equipment expense increased $39,000 or 26.4 percent when comparing the three month periods ending March 31, 1997 and 1996, respectively. Lower depreciation expense on buildings and leasehold improvements account for $5,000 of the decrease in net occupancy expense. Slightly lower utility costs and building repairs and maintenance expense resulting from the mild winter also contributed to the positive variance. The significant increase in furniture and equipment expense is the result of higher depreciation expense of $10,000 and equipment maintenance expense of $29,000. The increase in equipment maintenance expense relates primarily to computer equipment.

Supplies expense decreased $5,000 or 9.1 percent to $50,000 for the quarter ending March 31, 1997. This improvement is a function of better expense control through a competitive bid process and the timing of purchases. Professional fees decreased $6,000 or 10.9 percent during the same period. Legal, accounting and consulting expense each declined $2,000 during the first quarter of 1997. Other real estate owned expense decreased $10,000 to $35,000 when comparing the first quarter of 1997 to the same quarter of 1996. The higher amount in 1996 reflects the cost of prior years real estate taxes on several properties.

Total other expense for the three months ending March 31, 1997 was $358,000, an increase of $20,000 over the same period in 1996. Costs related to the startup and distribution of the check card account for most of the increase. An increase in fraud losses offset lower commercial loan appraisal costs and foreclosure costs when comparing the two quarters ending March 31, 1997 and 1996.

                                   Form 10-Q
                                     Page 9

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


INCOME TAXES

Applicable income taxes and effective tax rates were $328,000 or 28.6 percent for the three month period ending March 31, 1997, and $294,000 or 27.9 percent for the same period in 1996. The slightly higher effective tax rate in 1997 compared to 1996 is a function of higher taxable income and the relationship between tax-exempt income to total income before taxes.

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 1997 QNB's net deferred tax asset was $1,082,000 of which $668,000 relates to the allowance for possible loan losses and $263,000 resulted from the SFAS No. 115 adjustment for available-for-sale investment securities. As of March 31, 1996 QNB's net deferred tax asset was $778,000 of which $578,000 related to the allowance for possible loan losses and $56,000 was a result of the SFAS No. 115 adjustment.


BALANCE SHEET ANALYSIS

The Balance Sheet Analysis reviews average balance sheet data for the three months ended March 31, 1997 compared with the twelve month average for the year ended December 31, 1996 as well as the period ending balances for the same time periods.

Average earning assets for the three month period ended March 31, 1997 increased $4,644,000 or 1.8 percent to $262,952,000 from $258,308,000 at December 31,
1996. Average loans and average investments increased $4,759,000 and $1,323,000, respectively while Federal funds sold decreased $1,467,000. The increase in average loans is a direct result of the commercial business development program implemented to increase QNB's loan to deposit ratio. Average commercial loans increased $2,649,000 and average consumer loans increased $1,416,000 when comparing the two periods. The increase in consumer loans is primarily in fixed rate home equity loans.

The growth in average earning assets was primarily funded by increased interest-bearing deposits, principally time deposits. Average time deposits increased $7,061,000 and average short-term borrowings increased $711,000. Average money market accounts declined $3,504,000 while average non-interest-bearing deposits declined $1,020,000. The movement of funds from money market accounts to time deposits reflects the sensitivity of these funds to rising time deposit rates as well as the impact of the "double bump" certificate of deposit promotion. Average shareholders' equity increased $1,312,000 to $22,965,000.

Total assets at March 31, 1997 were $288,415,000, compared with $280,447,000 at December 31, 1996, an increase of 2.8 percent for the quarter. Total deposits increased from $246,774,000 at December 31, 1996 to $252,704,000 at March 31,
1997. This trend is encouraging as QNB historically has experienced deposit run-off during the first quarter of the year. The increase in assets from December 31, 1996 to March 31, 1997 is primarily centered in investment securities and loans which increased $5,998,000 and $2,342,000, respectively during the period.

As of December 31, 1996 QNB reported investment securities available-for-sale at a fair value of $52,779,000 or $170,000 above the amortized cost of $52,609,000. An unrealized holding gain, net of taxes, of $112,000 was reported as an increase to shareholders' equity. Rapidly increasing interest rates

                                   Form 10-Q
                                    Page 10

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


BALANCE SHEET ANALYSIS (Continued)

during the first quarter of 1997 created an unrealized loss in the portfolio. As of March 31, 1997 QNB reported investment securities available-for-sale at a fair value of $58,560,000 or $772,000 under the amortized cost of $59,332,000. An unrealized holding loss, net of taxes, of $510,000 is reported as a decrease to shareholders' equity.

The available-for-sale portfolio had a weighted average maturity of approximately 4 years and 6 months and 4 years and 1 month at March 31, 1997 and December 31, 1996, respectively. The weighted average maturity is based on the stated contractual maturity of all securities except for mortgage-backed securities which are based on estimated average life. The maturity of the portfolio may be shorter because of call features in many debt securities and because of prepayments on mortgage-backed securities. The interest rate sensitivity analysis reflects the expected maturity distribution of the securities portfolio based upon estimated call dates and anticipated cash flows assuming management's most likely interest rate environment. The expected weighted average life of the available-for-sale portfolio was 3 years at March 31, 1997 and 2 years and 1 month at December 31, 1997, based on these assumptions. Rising interest rates during the first quarter of 1997 increased the time to expected maturity on some of the callable agency securities. In addition, some of the purchases of investments during the quarter included securities with slightly longer maturities and call dates.

Investment securities held-to-maturity are reported at amortized cost. As of March 31, 1997 and December 31, 1996, QNB had securities classified as held-to-maturity with an amortized cost of $42,916,000 and $42,699,000 and a market value of $42,613,000 and $42,760,000, respectively. The held-to-maturity portfolio had a weighted average maturity of approximately 3 years and 6 months at both March 31, 1997 and December 31, 1996.

The $521,000 increase in other assets from December 31, 1996 to March 31, 1997 resulted from an increase in deferred taxes and prepaid expenses. The increase in deferred taxes relates to the change in the unrealized holding gain at year end to an unrealized holding loss on investment securities at March 31, 1997. Deferred tax assets increased $320,000 as a result. The increase in prepaid expense resulted from the payment of the Pennsylvania Bank Shares tax for the year.

Other liabilities increased $248,000 from December 31, 1996 to March 31, 1997. The increase is a result of accrued Federal income taxes. QNB had a receivable balance at December 31, 1996.


LIQUIDITY

Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. QNB tries to manage the coordination of its mix of cash, Federal funds sold, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities, net interest income and fee income. The portfolio of investments available-for-sale and QNB's policy of selling certain residential mortgage originations and student loans in the secondary market also provide sources of liquidity.

                                   Form 10-Q
                                    Page 11

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


LIQUIDITY (Continued)

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale were $77,043,000 and $71,821,000 at March 31, 1997 and December 31, 1996. These sources were adequate to meet seasonal deposit withdrawals during the first quarter of 1997 and should be adequate to meet normal fluctuations in loan demand and or deposit withdrawals. Approximately $33,264,000 and $34,381,000 of available-for-sale securities at March 31, 1997 and December 31, 1996 were pledged as collateral for repurchase agreements, public deposits and other deposits as provided by law. The Bank will be considering membership in the Federal Home Loan Bank during 1997. This would provide QNB with an additional source of liquidity.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. QNB's cash and cash equivalents decreased $807,000 to $11,652,000 at March 31, 1997. This compares to a $2,304,000 decrease during the first three months of 1996. After adjusting net income for non-cash transactions, operating activities provided $754,000 in cash flow in the first three months of 1997, compared to $1,012,000 in the same period of 1996.

Net cash used by investing activities was $8,985,000 during the first three months of 1997. This resulted largely from the purchase of investment securities exceeding sales and maturities by $6,788,000 and a net increase in loans of $3,440,000. The sale of one other real estate owned property provided $221,000 in cash. Net cash provided by investing activities of $1,473,000 during the first three months of 1996 resulted largely from the net decrease in loans resulting from payments and payoffs exceeding originations. The sale of student loans and residential mortgage loans also provided cash.

Net cash provided by financing activities of $7,424,000 during the first three months of 1997 was the result of an increase in both interest-bearing deposits, primarily time deposits, and short-term borrowings of $6,105,000 and $1,662,000, respectively. Net cash used by financing activities of $4,789,000 during the first three months of 1996 was the result of a decrease in non-interest-bearing deposits of $4,939,000.


CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB's shareholders' equity at March 31, 1997 was $22,776,000 or 7.90 percent of total assets compared to shareholders' equity of $22,775,000 or 8.12 percent at December 31, 1996. Shareholders' equity at March 31, 1996 includes a negative adjustment of $510,000 related to unrealized holding losses, net of taxes, on investment securities available-for-sale, while shareholders' equity at December 31, 1996 includes a positive adjustment of $112,000. Without these adjustments shareholders' equity to total assets would have been 8.07 percent and 8.08 percent at March 31,1997 and December 31, 1996.

Shareholders' equity averaged $22,965,000 for the first three months of 1997 and $21,653,000 during all of 1996, an increase of 6.1 percent. The ratio of average total equity to average total assets improved to 8.24 percent for 1997, compared to 7.89 percent for 1996. The increase in the equity to asset ratio is a function of higher net income, an increase in capital retention despite increasing the cash dividend in both 1997 and 1996 and slow asset growth.

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

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based and 3.00 percent for leverage. Under the requirements, QNB has a Tier I capital ratio of 13.29 percent and 13.15 percent, a total risk-based ratio of 14.55 percent and 14.40 percent and a leverage ratio of 8.36 percent and 8.14 percent at March 31, 1997 and December 31, 1996, respectively.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At March 31, 1997 and December 31, 1996 QNB met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively and a Tier I leverage ratio of 5.00 percent.


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

                                   Form 10-Q
                                    Page 13

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

INTEREST RATE SENSITIVITY (Continued)

QNB focuses on the management of the one year interest rate sensitivity gap. At March 31, 1997, interest earning assets scheduled to mature, likely to be called, reprice or repay in one year were $85,196,000. Interest sensitive liabilities scheduled to mature or reprice within one year were $92,503,000. The one year cumulative gap, which reflects QNB's interest sensitivity over a period of time, was a negative $7,307,000 at March 31, 1997. The cumulative one-year gap equals 2.7 percent of total earning assets. This negative or liability sensitive gap will generally benefit QNB in a falling interest rate environment, while rising interest rates will negatively impact QNB. As of December 31, 1996 QNB had a slightly negative gap position of $1,672,000 at the one year time frame. The shift to a more negative gap position is a function of rising interest rates changing the characteristics of some of the callable agency securities to have longer effective maturity dates.

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management's assumptions related to asset yields and rates paid on liabilities, deposit sensitivity and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on what management believes at that time to be the most likely interest rate environment. Management also evaluates the impact of higher and lower interest rates. Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies. Based on management's estimate of balance sheet growth and composition and interest rates for the next year, net interest income for the next twelve months is expected to increase compared to the prior twelve months.

If interest rates are 100 basis points lower than management's most likely interest rate environment, the simulation model projects net interest income for the next twelve months to exceed the most likely scenario. Conversely, if interest rates are 100 basis points higher, net interest income for the most likely scenario would decline slightly. These results are consistent with the results of the gap analysis described above.


                                   Form 10-Q
                                    Page 14

                            QNB CORP. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                                 MARCH 31, 1997


Item 1.    Legal Proceedings
           -----------------

           None.

Item 2.    Changes in Securities
           ---------------------

           None.

Item 3.    Default Upon Senior Securities
           ------------------------------

           None.

Item 4.    Submission of Matters to Vote of Securities Holders
           ---------------------------------------------------

           None.

Item 5.    Other Information
           -----------------

           None.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)   Exhibits
                 27.1 Financial Data Schedule

           (b)   Reports on Form 8-K

                 None


                                   Form 10-Q
                                    Page 15

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          QNB Corp.

HERE

Date:  May 14, 1997                       By: /s/ Thomas J. Bisko
                                              -------------------------
                                              Thomas J. Bisko
                                              President/CEO


Date:  May 14, 1997                       By: /s/ Robert C. Werner
                                              -------------------------
                                              Robert C. Werner
                                              Vice President


Date:  May 14, 1997                       By: /s/Bret H. Krevolin
                                              -------------------------
                                              Bret H. Krevolin
                                              Chief Accounting Officer


                                    Form 10-Q
                                     Page 16