Form 10-Q
period 1997-06-30
QNB CORP
filed 1997-08-14
CIK 750558

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                               -----------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________________


                         Commission file number 0-17706
                                                --------------

                                    QNB Corp.
                         --------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         Pennsylvania                            23-2318082
-------------------------------              ------------------
(State or Other Jurisdiction of              (I.R.S. Employer
 Incorporation or Organization)              Identification No.)


10 North Third Street, Quakertown, PA                     18951-9005
---------------------------------------                   -----------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code (215) 538-5600
                                                   ---------------

                                 Not Applicable
                          -----------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.

         Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at August 12, 1997
Common Stock, par value $1.25                          1,428,138

                            QNB CORP. AND SUBSIDIARY

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1997

                                      INDEX

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS                                              PAGE

        Consolidated Statements of Income for Three  and
                  Six Months Ended June 30, 1997 and 1996...................1

        Consolidated Balance Sheets at June 30, 1997
                 and December 31, 1996......................................2

        Consolidated Statements of Cash Flows for Six
                 Months Ended June 30, 1997 and 1996........................3

        Notes to Consolidated Financial Statements..........................4


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION..................................5


                           PART II - OTHER INFORMATION


        OTHER INFORMATION..................................................16

CONSOLIDATED STATEMENTS OF INCOME                      QNB Corp. and Subsidiary



                                                                            (in thousands, except per share data)
                                                                                        (unaudited)

                                                                             Three Months            Six Months
                                                                            Ended June 30,         Ended June 30,
                                                                           1997       1996        1997       1996
                                                                           ----       ----        ----       ----
Interest Income
Interest and fees on loans ..........................................    $ 3,534    $ 3,371     $ 6,999    $ 6,684
Interest and dividends on investment securities available-for-sale ..      1,030        815       1,942      1,635
Interest and dividends on investment securities held-to-maturity ....        640        659       1,282      1,315
Interest on Federal funds sold ......................................         48         51          92        102
                                                                         -------    -------     -------    -------
         Total interest income ......................................      5,252      4,896      10,315      9,736
                                                                         -------    -------     -------    -------

Interest Expense
Interest on deposits:
     NOW accounts ...................................................        167        143         332        294
     Money market accounts ..........................................        233        256         464        513
     Savings ........................................................        194        197         384        386
     Time ...........................................................      1,339      1,148       2,634      2,303
     Time over $100,000 .............................................        237        205         448        431
Interest on short-term borrowings ...................................         77         65         147        128
                                                                         -------    -------     -------    -------
         Total interest expense .....................................      2,247      2,014       4,409      4,055
                                                                         -------    -------     -------    -------
         Net interest income ........................................      3,005      2,882       5,906      5,681
Provision for possible loan losses ..................................        100        100         200        200
                                                                         -------    -------     -------    -------
         Net interest income after provision for possible loan losses      2,905      2,782       5,706      5,481
                                                                         -------    -------     -------    -------

Non-Interest Income
Fees for services to customers ......................................        269        261         538        515
Mortgage servicing fees .............................................         48         52          93        107
Net gain on investment securities ...................................          5         23         165         93
Net gain (loss) on sale of loans ....................................          8        (16)         42         39
Other operating income ..............................................        119         60         238        122
                                                                         -------    -------     -------    -------
         Total non-interest income ..................................        449        380       1,076        876
                                                                         -------    -------     -------    -------

Non-Interest Expense
Salaries and employee benefits ......................................      1,303      1,298       2,654      2,545
Net occupancy expense ...............................................        162        164         325        334
Furniture and equipment expense .....................................        158        170         345        318
Marketing expense ...................................................         82         84         141        143
Supplies expense ....................................................         42         43          92         98
Professional fees ...................................................         40         28          89         83
Insurance expense ...................................................         24         22          51         45
Other real estate owned expense .....................................         71         45         106         90
Other expense .......................................................        372        346         730        684
                                                                         -------    -------     -------    -------
         Total non-interest expense .................................      2,254      2,200       4,533      4,340
                                                                         -------    -------     -------    -------

     Income before income taxes .....................................      1,100        962       2,249      2,017
Provision for income taxes ..........................................        319        262         647        556
                                                                         =======    =======     =======    =======
     Net Income .....................................................    $   781    $   700     $ 1,602    $ 1,461
                                                                         =======    =======     =======    =======
     Net Income Per Share ...........................................    $   .54    $   .49     $  1.12    $  1.02
                                                                         =======    =======     =======    =======
     Cash Dividends Per Share .......................................    $   .16    $   .14     $   .32    $   .28
                                                                         =======    =======     =======    =======


        The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS                             QNB Corp. and Subsidiary



                                                                      (in thousands)
                                                                       (unaudited)
                                                                  June 30,      December 31,
                                                                    1997            1996
                                                                    ----            ----
Assets
Cash and due from banks ................................        $  14,269        $  12,459
Federal funds sold .....................................            3,970            6,480
Investment securities
     available-for-sale ................................           63,738           52,779
     held-to-maturity (market value $42,068 and $42,760)           41,981           42,699
Total loans, net of unearned income of $408 and $432 ...          163,633          159,278
     Allowance for possible loan losses ................           (2,660)          (2,585)
                                                                ---------        ---------
         Net loans .....................................          160,973          156,693
Premises and equipment, net ............................            4,162            4,358
Other real estate owned ................................            1,080            1,395
Accrued interest receivable ............................            1,817            1,689
Other assets ...........................................            2,082            1,895
                                                                ---------        ---------
Total assets ...........................................        $ 294,072        $ 280,447
                                                                =========        =========

Liabilities
Deposits
     Demand, noninterest-bearing .......................        $  38,669        $  32,033
     NOW accounts ......................................           37,454           39,566
     Money market accounts .............................           33,812           31,847
     Savings ...........................................           35,594           34,287
     Time ..............................................           97,415           94,878
     Time over $100,000 ................................           16,484           14,133
                                                                ---------        ---------
         Total deposits ................................          259,428          246,744
Short-term borrowings ..................................            8,488            8,675
Accrued interest payable ...............................            1,042            1,012
Other liabilities ......................................            1,171            1,241
                                                                ---------        ---------
Total liabilities ......................................          270,129          257,672
                                                                =========        =========

Commitments and contingencies

Shareholders' Equity
Common stock, par value $1.25 per share;
     authorized 5,000,000 shares; issued
     1,428,138 shares and 1,425,951 shares .............            1,785            1,782
Surplus ................................................            4,345            4,296
Retained earnings ......................................           17,730           16,585
Unrealized holding gains, net of taxes, on
     investment securities available-for-sale ..........               83              112
                                                                =========        =========
Total shareholders' equity .............................           23,943           22,775
                                                                =========        =========
Total liabilities and shareholders' equity .............        $ 294,072        $ 280,447
                                                                =========        =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.
                                        2

CONSOLIDATED STATEMENTS OF CASH FLOWS                  QNB Corp. and Subsidiary



                                                                               (in thousands)
                                                                                (unaudited)

Six Months Ended June 30,                                                   1997            1996
                                                                            ----            ----
Operating Activities
   Net income ...................................................         $ 1,602          $ 1,461

   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for possible loan losses .........................             200              200
     Depreciation and amortization ..............................             250              244
     Securities gains ...........................................            (165)             (93)
     Net gain on sale of loans ..................................             (42)             (39)
     Writedowns, net of losses (gains) on sales of
        other real estate owned .................................               9               34
     Deferred income tax provision ..............................             (20)             (24)
     Change in income taxes payable .............................             (70)            (119)
     Net (increase) decrease in interest and dividends receivable            (128)             122
     Net amortization of premiums and discounts .................               8               38
     Net increase (decrease) in interest payable ................              30              (79)
     Increase in other assets ...................................             (82)            (200)
     (Decrease) increase in other liablilities ..................             (70)             109
                                                                          -------          -------
     Net cash provided by operating activities ..................           1,522            1,654
                                                                          -------          -------
Investing Activities
   Proceeds from maturities and calls of investment securities
     available-for-sale .........................................           6,146           11,080
     held-to-maturity ...........................................           1,978            3,804
   Proceeds from sales of investment securities
     available-for-sale .........................................           9,951            5,655
   Purchase of investment securities
     available-for-sale .........................................         (26,958)         (13,275)
     held-to-maturity ...........................................          (1,245)          (6,709)
   Net decrease (increase) in Federal funds sold ................           2,510           (6,241)
   Proceeds from sale of student loans ..........................           1,381            1,361
   Proceeds from sales of residential mortgages .................             593            2,073
   Originations of residential mortgages held-for-sale ..........            (396)          (2,000)
   Net increase in loans ........................................          (6,016)            (210)
   Net purchases of premises and equipment ......................             (54)            (213)
   Proceeds from the sale of other real estate owned ............             306              131
                                                                          -------          -------
     Net cash used by investing activities ......................         (11,804)          (4,544)
                                                                          -------          -------
Financing Activities
   Net increase in noninterest-bearing deposits .................           6,636            1,378
   Net increase in interest-bearing deposits ....................           6,048            2,291
   Net decrease in short-term borrowings ........................            (187)            (954)
   Cash dividends paid ..........................................            (457)            (399)
   Proceeds from issuance of common stock .......................              52                9
                                                                          -------          -------
     Net cash provided by financing activities ..................          12,092            2,325
                                                                          -------          -------
     Increase (decrease) in cash and cash equivalents ...........           1,810             (565)
     Cash and cash equivalents at beginning of year .............          12,459           12,950
                                                                          -------          -------
     Cash and cash equivalents at end of period .................        $ 14,269         $ 12,385
                                                                         ========         ========
Supplemental Cash Flow Disclosures
   Interest paid ................................................        $  4,379         $  4,134
   Income taxes paid ............................................             730              700
   Non-Cash Transactions
     Transfer of loans to other real estate owned ...............              __              957
     Change in net unrealized holding gains (losses),
     net of taxes, on investment securities .....................             (29)            (558)


    The accompanying notes are an integral part of the consolidated financial statements.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1997 AND 1996, AND DECEMBER 31, 1996
                                   (Unaudited)


1. REPORTING AND ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of QNB Corp. and its wholly owned subsidiary, The Quakertown National Bank, (QNB). All significant intercompany accounts and transactions are eliminated in the consolidated statements.

The consolidated balance sheet as of June 30, 1997, as well as the respective statements of income and cash flows for the three and six month periods ended June 30, 1997 and 1996, are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in QNB's 1996 Annual Report incorporated in the Form 10-K.

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

2. PER SHARE DATA

The following average shares were used for the computation of earnings per share:

                                  For the Six Months
                                     Ended June 30,

                                 1997             1996

Average shares                1,427,178        1,423,932

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

3. PENDING ACQUISITION

On June 20, 1997, The Quakertown National Bank (the Bank) and First Lehigh Bank, a wholly-owned subsidiary of First Lehigh Corp., signed a definitive agreement for the Bank to purchase certain assets and assume certain liabilities of the Quakertown office of First Lehigh Bank. The office has deposits totaling approximately $9 million. The sale is subject to obtaining all regulatory approval and, therefore, the final closing is not expected until the fourth quarter of 1997.

                            QNB CORP. AND SUBSIDIARY

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

QNB Corp. (the "Corporation") is a bank holding company headquartered in Quakertown, Pennsylvania which provides a full range of commercial and retail banking services through its banking subsidiary, The Quakertown National Bank (the "Bank"), a 120 year old community bank with locations in Upper Bucks, Northern Montgomery and Southern Lehigh Counties. The results of operations and financial condition discussed herein are presented on a consolidated basis and the consolidated entity is referred to herein as "QNB."

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


RESULTS OF OPERATIONS

QNB recorded earnings of $781,000 or $.54 per share for the three month period ending June 30, 1997. This represents an 11.6 percent increase from net income of $700,000 or $.49 per share reported for the same period in 1996. For the six month periods ending June 30, 1997 and 1996, net income and earnings per share were $1,602,000 and $1.12 and $1,461,000 and $1.02, respectively.

The increase in net income when comparing the two quarters can primarily be attributed to a $123,000 or 4.3 percent increase in net interest income resulting from growth in average earning assets. Average earning assets increased 6.3 percent when comparing the two quarters. This increase offset an 11 basis point decrease in the net interest margin that resulted primarily from higher cost of funds. Non-interest income increased $69,000 or 18.2 percent while non-interest expense increased $54,000 or 2.5 percent when comparing the three month periods.

For the six month period net interest income increased $225,000 or 4.0 percent. Average earning assets increased by 4.9 percent while the net interest margin declined by four basis points. Also contributing to the results during the first half of 1997 was the pre-tax gain on the sale of equity securities of $159,000. This compares to a gain of $70,000 on the sale of equity securities during the first six months of 1996. Excluding the gains on securities sales non-interest income increased $128,000 when comparing the six month periods. This is primarily the result of rental income on other real estate owned and the introduction of a check card product. Non-interest expense increased $193,000 in the first half of 1997 principally as a result of increases in salaries and benefits expense, other real estate owned expense, Federal Deposit Insurance premium expense and furniture and equipment expense.


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

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

Net interest income for the three months ended June 30, 1997 was $3,005,000 compared to $2,882,000 for the quarter ending June 30, 1996. A 6.3 percent increase in average earning assets offset an 11 basis point decrease in the net interest margin. The growth in earning assets during the quarter occurred in both loans and investments with average loans increasing from $154,204,000 to $160,935,000 and average investment securities increasing from $96,319,000 to $105,824,000. The growth in earning assets was fueled by increases in both deposits, primarily interest-bearing, and short-term borrowings. The decrease in the net interest margin is a result of the rate paid on sources of funds increasing to a greater degree than the yield on earning assets. The yield on earning assets on a fully taxable equivalent basis was 7.96 percent for the second quarter of 1997 versus 7.92 percent for the second quarter of 1996, while the rate paid on interest-bearing liabilities was 3.89 percent and 3.71 percent for the same periods. The higher yield on earning assets is a result of an increase in the yield on investment securities from 6.43 percent to 6.59 percent. The yield on loans stayed constant during both periods at 8.92 percent. The net interest margin on a fully taxable equivalent basis for the three month period ended June 30, 1997 was 4.63 percent compared to 4.74 percent for the same period in 1996.

Net interest income for the six month period ending June 30, 1997 was $5,906,000, an increase of $225,000 over the $5,681,000 recorded in 1996. A 4.9 percent increase in average earning assets offset a four basis point decline in the net interest margin. Total interest income increased $579,000 from $9,736,000 to $10,315,000 when comparing the six month periods ending June 30, 1996 to June 30, 1997. The yield on earning assets increased from 7.88 percent to 7.97 percent, with the yield on investment securities increasing from 6.44 percent to 6.59 percent and the yield on loans increasing from 8.84 percent to
8.91 percent during the six month periods. Average investment securities increased 6.9 percent to $102,779,000 while average loans increased 4.0 percent to $160,437,000. Total interest expense increased $354,000 from $4,055,000 to $4,409,000 for the six month periods. The rate paid on interest-bearing liabilities increased from 3.73 percent to 3.88 percent, with the yield on interest-bearing deposits increasing from 3.75 percent to 3.91 percent. Average interest-bearing deposits increased 4.4 percent to $219,679,000 for the six month period ending June 30, 1997. The net interest margin for the six month periods ended June 30, 1997 and 1996 was 4.64 percent and 4.68 percent, respectively.

The movement of interest rates during the six month periods has been in opposite directions. During 1996, interest rates hit their low in February, than increased rapidly throughout the second quarter. The prime rate decreased by 25 basis points from 8.50 percent to 8.25 percent in January. In contrast, during 1997, market interest rates increased during the first quarter of 1997, then declined during the second quarter. The Federal Reserve increased the Federal funds rate from 5.25 percent to 5.50 percent at the end of the first quarter. The prime rate followed with a 25 basis point increase to 8.50 percent. The increased yield on earning assets during both the three and six month periods was primarily the result of higher yields on investment securities. Contributing to the higher yield was a higher level of interest rates for the investment of excess funds, the maturity and sales of lower yielding investment securities and a slight lengthening of the weighted average maturity of the investment portfolio.

The increase in the rate paid on interest-bearing liabilities was primarily the result of higher rates on time deposits. During the first quarter of 1997, QNB introduced a 30 month certificate of deposit that enables the holder to increase the interest rate twice during the term of the certificate, should rates offered on the 30 month time deposit increase. As a result of this promotion QNB experienced a small shift of funds from lower yielding non-maturity deposits to time deposits. QNB anticipates a slight decline in the net interest margin during the second half of 1997 as rates paid on interest-bearing deposits, primarily money market accounts and short-term

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


NET INTEREST INCOME (Continued)

borrowings increase slightly while rates earned on loans and investment securities decline as a result of lower market interest rates. The higher cost of funds will be a result of the catch up of the lag on the repricing of deposits and short-term borrowings and promotional rates paid on interest bearing checking accounts and money market accounts.


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

The provision for possible loan losses was $100,000 for both three month periods and $200,000 for both six month periods ending June 30, 1997 and 1996. Net charge-offs in the second quarter of 1997 were $117,000 compared to $5,000 for the same period in 1996. Net charge-offs were $125,000 and $78,000 for the six month periods ending June 30, 1997 and 1996, respectively. QNB's net charge-offs as a percentage of average loans was .16 percent (annualized) for the six month period ended June 30, 1997, compared with .10 percent for the same 1996 period. The partial charge-off of a group of investment property loans to one borrower account for $94,000 of the charge-offs in the second quarter of 1997. During the second quarter of 1996, QNB had a partial recovery of $35,000 on a commercial loan charged-off in 1992. Management anticipates the provision for possible loan losses in 1997 to remain near 1996 levels if asset quality continues to improve as expected and charge-off levels remain relatively low.

Non-performing assets (non-accruing loans, loans past due 90 days or more, and other real estate owned) increased slightly from the first quarter of 1997 to the second quarter of 1997. Non-performing assets at June 30, 1997 were $3,719,000 or 1.26 percent of total assets compared to $3,432,000 or 1.19 percent of total assets at March 31, 1997. Despite this slight setback, non-performing assets have shown dramatic improvement when compared to the levels reported at June 30, 1996 and December 31, 1996. Non-performing assets at these dates were $6,463,000 or 2.31 percent of total assets and $4,260,000 or
1.52 percent of total assets, respectively.

Non-accrual loans were $2,491,000 and $4,751,000 at June 30, 1997 and 1996.
Non-accrual loans at December 31, 1996 were $2,700,000. Other real estate owned was $1,080,000 at June 30, 1997 compared to $1,567,000 at June 30, 1996 and
$1,395,000 at December 31, 1996. Management anticipates non-performing assets to decline as a result of pending sales of other real estate.

There were no restructured loans as of June 30, 1997, December 31, 1996 or June 30, 1996 as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," that have not already been included in loans past due 90 days or more or non-accrual loans.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


PROVISION FOR POSSIBLE LOAN LOSSES (Continued)

The allowance for possible loan losses was $2,660,000 and $2,585,000 at June 30, 1997 and December 31, 1996, respectively. The ratio of the allowance to total loans was 1.63 percent and 1.62 percent for the respective periods. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

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

At June 30, 1997 and 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $2,247,000 and $4,642,000, respectively, of which $1,454,000 and $2,783,000 related to loans with no valuation allowance and $793,000 and $1,859,000 related to loans with a corresponding valuation allowance of approximately $363,000 and $544,000, respectively. Most of the loans identified as impaired are collateral-dependent.


NON-INTEREST INCOME

QNB, through its core banking business, generates various fees and service charges. Total non-interest income is composed of service charges on deposit accounts, mortgage servicing fees, gains on the sale of investment securities, gains on the sale of residential mortgages and student loans, and other miscellaneous fee income. Total non-interest income increased $69,000 or 18.2 percent to $449,000 for the quarter ending June 30, 1997 when compared to June 30, 1996. For the six month period total non-interest income increased $200,000 or 22.8 percent to $1,076,000.

Fees for services to customers, the largest component of total non-interest income, is primarily comprised of service charges on deposit accounts. These fees increased 3.1 percent, to $269,000 from $261,000, when comparing the two quarters and 4.5 percent to $538,000 when comparing the six month periods. Charges related to a greater volume of overdrafts and an increase in the number of accounts and transactions, account for the increase in fees for services to customers. QNB reviews all service charges and fee schedules related to its products and services on an ongoing basis. QNB prices its products and services extremely competitively. QNB has not materially changed these schedules during 1997 or 1996.

To date, when QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. Mortgage servicing fees for the quarter ending June 30, 1997 were $48,000 which represents a $4,000 or 7.7 percent decline from the same period in 1996. The decrease in mortgage servicing fees for the quarter is a result of a 7.4 percent decline in the average balance of mortgages sold and serviced to $70,929,000. For the six month period mortgage servicing fees decreased $14,000 or 13.1 percent to $93,000. The average balance of mortgages serviced was approximately $71,741,000 for the six month period ending June 30, 1997 compared to $77,998,000 for the first six months of 1996.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

The decrease in the volume of mortgages serviced for others is a result of the origination of fewer residential mortgages, management's decision to retain 15 and 20 year mortgages, which would have been sold in prior years and payments received on mortgages serviced. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded. The implementation of Statement of Financial Accounting Standards No. 122 (SFAS No.
122), "Accounting for Mortgage Servicing Rights" also impacts the level of servicing income recorded. SFAS No. 122 requires the recognition of separate assets relating to the rights to service mortgage loans based on their fair value if it is practicable to estimate the value. Additionally, the fair value of servicing assets is required to be measured at each reporting date to determine any potential impairment. The amortization of the servicing asset reduces the amount of servicing income recorded.

Net gains on the sale of investment securities were $5,000 for the second quarter of 1997 compared to $23,000 for the same period in 1996. The gain on the sale in 1997 was a result of the sale of approximately $6,500,000 of U.S. Treasury and U.S. agency securities. These securities were primarily sold for liquidity reasons. The gain recorded in the second quarter of 1996 resulted from the sale of approximately $5,500,000 in U.S. Treasury and agency securities. QNB took advantage of a steep slope in the short-end of the Treasury yield curve to "pre-fund" bonds that would have matured over the next year and a half and reinvested in bonds in the three to four year range. This allowed QNB to record a profit on the sale and also increase the overall book yield on the portfolio.

Gains on the sale of investment securities were $165,000 for the first six months of 1997, compared to $93,000 for the first six months of 1996. QNB owns a small portfolio of marketable equity securities, bank stocks. QNB took advantage of the run-up of stock prices during the beginning of 1997 and sold securities with a cost basis of $329,000 for a gain of $159,000. $70,000 of the gain recorded in 1996 relates to the sale of a marketable equity security with a book value of $45,000. During the first quarter of 1997, QNB sold approximately $3,467,000 of available-for-sale agency debt securities at a gain of $1,000. This sale was done for liquidity purposes.

QNB recorded a gain of $8,000 on the sale of loans during the second quarter of 1997. This compares to a $16,000 loss for the same period in 1996. The sale of approximately $263,000 of residential mortgages and $251,000 of student loans accounts for $5,000 and $3,000 of the gains, respectively in 1997. Declining interest rates during the second quarter of 1997 enabled QNB to sell these mortgages at a gain. The sale or write-down of mortgages held for sale accounts for $17,000 of the loss during the second quarter of 1996, while the sale of approximately $200,000 in student loans contributed a $1,000 gain. As mentioned earlier the rapid increase in interest rates after February 1996 created a loss on the mortgages sold or held for sale. As of June 30, 1997 and 1996, QNB had approximately $108,000 and $431,000 in mortgage loans classified as held for sale. These loans are accounted for at lower of cost or market.

For the six month periods ended June 30, 1997 and 1996 net gains on the sale of loans was $42,000 and $39,000, respectively. The gain on the sale of student loans was $32,000 and $30,000 while the gain on the sale of residential mortgages was $10,000 and $9,000, respectively during these six month periods. QNB sold approximately $1,349,000 and $1,331,000 in student loans during the first six months of 1997 and 1996. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Proceeds from the sale of residential mortgages was approximately $593,000 and $2,073,000 during the first six months of 1997 and 1996. Declining interest rates in 1997 enabled QNB to sell mortgages at a gain while rising interest rates in 1996 created a smaller gain despite the higher volume of mortgages sold.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

Other operating income increased $59,000 to $119,000 when comparing the three month periods and $116,000 to $238,000 when comparing the six month periods ending June 30, 1997 and 1996. The recognition of rental income on other real estate owned accounts for $30,000 and $62,000 of the increase for the three and six month periods. Income on the check card introduced in December 1996 accounts for $16,000 and $28,000 of the improvement for the three and six month periods. Increases in merchant processing income, commissions on the sale of retail investment products, and ATM income also contributed to higher operating income.

NON-INTEREST EXPENSE

Non-interest expense includes salaries and employee benefits, net occupancy expense, furniture and equipment expense, marketing expense, supplies expense, professional fees expense, insurance expense, other real estate owned expense, and various other operating expenses. Total non-interest expense of $2,254,000 for the quarter ending June 30, 1997 represents an increase of $54,000 or 2.5 percent over levels reported in the second quarter of 1996. Total non-interest expense for the six months ending June 30, 1997 was $4,533,000 an increase of $193,000 or 4.5 percent over 1996 levels.

Salaries and benefits, the largest component of non-interest expense, increased $5,000 or 0.4 percent to $1,303,000 for the quarter ending June 30, 1997 compared to the same quarter in 1996. Salaries expense increased $16,000 or 1.6 percent during the period to $1,019,000 while benefits expense decreased $11,000 or 3.7 percent to $284,000. The decrease in benefits expense is primarily the result of the timing of the expense for Federal and State unemployment taxes. These taxes decreased $9,000 in the second quarter of 1997 as a result of accruing these costs on a monthly basis versus expensing them when paid as was done in 1996. This resulted in a higher expense in the first quarter of 1997 and a lower expense in the second quarter. Lower disability insurance premiums also contributed to the decline in benefits expense. Medical premiums and retirement benefit expense increased modestly during the quarter.

Salaries and benefit expense for the six month period ending June 30, 1997 was $2,654,000, an increase of $109,000 or 4.3 percent from the same period in 1996. Salaries expense was $68,000 or 3.4 percent higher, while benefit expense was $41,000 or 7.6 percent higher. Included in salary expense for the six months ended June 30, 1997 was $27,000 in severance expense and $33,000 in bonus accruals. There was no severance expense or bonus expense during the first half of 1996. Excluding these items salary expense increased $8,000 or 0.4 percent. The increase in benefits expense is primarily the result of the timing of the expense for Federal and State unemployment taxes. These taxes increased $30,000 in the first half of 1997 as a result of accruing these costs versus expensing them when paid as was done in 1996. Also contributing to the increase in benefits expense was higher medical premiums of $12,000, higher retirement benefit costs of $6,000 and higher payroll taxes of $6,000. Partially offsetting these increases were lower disability premiums of $6,000 and lower educational costs of $6,000.

Net occupancy expense decreased $2,000 or 1.2 percent for the three month period and $9,000 or 2.7 percent for the six month period. Lower depreciation expense on buildings and leasehold improvements account for the decrease. Building repairs and maintenance expense was also lower for both the three and six month periods. Furniture and equipment expense decreased $12,000 or 7.1 percent when comparing the three month periods ending June 30, 1997 and 1996, respectively. Equipment maintenance costs declined $16,000 during the period while depreciation expense increased $5,000. The decline in equipment maintenance costs is a function of timing

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (Continued)

with these costs being significantly higher in the first quarter of 1997. For the six month period ended June 30, furniture and equipment expense increased $27,000 to $345,000 with equipment maintenance costs increasing $13,000 and depreciation expense increasing $16,000. The increase in equipment maintenance expense relates primarily to computer equipment.

Supplies expense decreased $6,000 or 6.1 percent to $92,000 for the six month period ending June 30, 1997. This improvement is a function of better expense control through a competitive bid process and the timing of purchases.

Professional fees increased $12,000 to $40,000 for the three month period and $6,000 for the six month period to $89,000. Accounting and legal fees increased $8,000 and $4,000 during the quarter. The increase in accounting and legal fees is partially related to costs associated with the acquisition of the deposits of the First Lehigh Branch in Quakertown. For the six month period accounting expense was $6,000 higher while legal expense was $2,000 higher.

Insurance expense, which includes Federal Deposit Insurance Corporation (F.D.I.C.) insurance premiums as well as directors and officers liability insurance, banker's bond and worker's compensation insurance, increased $2,000 for the three month period to $24,000 and $6,000 for the six month period to $51,000. F.D.I.C. insurance premiums increased $7,000 for the three month period and $14,000 for the six month period. In August 1995, the FDIC announced that the Bank Insurance Fund (BIF) had met its legally set coverage ratios as of May 1995. By obtaining the coverage ratios the FDIC premiums for "well capitalized" institutions in 1996 were eliminated except for the legally set annual minimum of $2,000. This minimum has subsequently been eliminated in 1997. However, as a result of the Deposit Insurance Act of 1996, QNB contributes to the payment of the Financing Corporation (FICO) obligations. Lower premiums for workers compensation and directors and officers insurance partially offset the increase in the F.D.I.C. assessment.

Other real estate owned expense increased $26,000 to $71,000 when comparing the second quarter of 1997 to the same quarter of 1996 and $16,000 when comparing the six month periods. The higher amount in 1997 reflects the cost of repairs and maintenance on a couple of properties. Included in expense in the second quarter of 1997 was a loss on the sale of a property for $9,000. The majority of the expense during the second quarter of 1996 relates to the loss on the sale of one property of $17,000 and the write-down on another property of $17,000.

Total other expense for the three months ending June 30, 1997 was $372,000, an increase of $26,000 over the same period in 1996. An increase in directors fees resulting from an increase in the number of Bank directors and the per meeting cost accounted for $14,000 of the increase. Higher postage costs of $8,000 related to volume also contributed to the increase in other expense. For the six month period other expense increased $46,000 or 6.7 percent to $730,000. Costs related to the startup and distribution of the check card account for a significant part of the increase. An increase in fraud losses, postage expense and directors fees offset lower commercial loan appraisal costs and foreclosure costs when comparing the two six month periods ending June 30, 1997 and 1996.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

INCOME TAXES


Applicable income taxes and effective tax rates were $647,000 or 28.8 percent for the six month period ending June 30, 1997, and $556,000 or 27.6 percent for the same period in 1996. The slightly higher effective tax rate in 1997 compared to 1996 is a function of higher taxable income and the relationship between tax-exempt income to total income before taxes.

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 1997 QNB's net deferred tax asset was $769,000 of which $663,000 relates to the allowance for possible loan losses. As of June 30, 1996 QNB's net deferred tax asset was $919,000 of which $610,000 related to the allowance for possible loan losses and $173,000 was a result of the SFAS No. 115 adjustment for available-for-sale investment securities.


BALANCE SHEET ANALYSIS

The Balance Sheet Analysis reviews average balance sheet data for the six months ended June 30, 1997 compared with the twelve month average for the year ended December 31, 1996 as well as the period ending balances for the same time periods.

Average earning assets for the six month period ended June 30, 1997 increased $8,375,000 or 3.2 percent to $266,683,000 from $258,308,000 at December 31,
1996. Average loans and average investments increased $5,262,000 and $4,403,000, respectively while Federal funds sold decreased $1,299,000. The increase in average loans is a direct result of the commercial business development program implemented to increase QNB's loan to deposit ratio and an aggressive marketing campaign for home equity loans. Average commercial loans increased $3,327,000, average consumer loans increased $937,000 and average mortgage loans increased $998,000 when comparing the two periods. The increase in consumer loans is primarily in fixed rate home equity loans.

The growth in average earning assets was primarily funded by increased interest-bearing deposits, principally time deposits. Average time deposits increased $8,608,000 and average short-term borrowings increased $874,000. Average money market accounts declined $3,482,000. The movement of funds from money market accounts to time deposits reflects the sensitivity of these funds to rising time deposit rates as well as the impact of the "double bump" certificate of deposit promotion. Average shareholders' equity increased $1,575,000 to $23,228,000.

Total assets at June 30, 1997 were $294,072,000, compared with $280,447,000 at December 31, 1996, an increase of 4.9 percent. Total deposits increased from $246,744,000 at December 31, 1996 to $259,428,000 at June 30, 1997. This trend is encouraging as QNB historically has experienced deposit run-off during the first half of the year. The increase in assets from December 31, 1996 to June 30, 1997 is primarily centered in investment securities and loans which increased $10,241,000 and $4,355,000, respectively during the period.

As of December 31, 1996 QNB reported investment securities available-for-sale at a fair value of $52,779,000 or $170,000 above the amortized cost of $52,609,000. An unrealized holding gain, net of taxes, of $112,000 was reported as an increase to shareholders' equity.

As of June 30, 1997 QNB reported investment securities available-for-sale at a fair value of $63,738,000 or $126,000 over the amortized cost of $63,612,000. An unrealized holding gain, net of taxes, of $83,000 is reported as an increase to shareholders' equity.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


BALANCE SHEET ANALYSIS (Continued)

The available-for-sale portfolio had a weighted average maturity of approximately 4 years and 7 months and 4 years and 1 month at June 30, 1997 and December 31, 1996, respectively. The weighted average maturity is based on the stated contractual maturity of all securities except for mortgage-backed securities which are based on estimated average life. The maturity of the portfolio may be shorter because of call features in many debt securities and because of prepayments on mortgage-backed securities. The interest rate sensitivity analysis reflects the expected maturity distribution of the securities portfolio based upon estimated call dates and anticipated cash flows assuming management's most likely interest rate environment. The expected weighted average life of the available-for-sale portfolio was 3 years and 4 months at June 30, 1997 and 2 years and 1 month at December 31, 1997, based on these assumptions. Some of the purchases of investments during 1997 included securities with slightly longer maturities and call dates.

Investment securities held-to-maturity are reported at amortized cost. As of June 30, 1997 and December 31, 1996, QNB had securities classified as held-to-maturity with an amortized cost of $41,981,000 and $42,699,000 and a market value of $42,068,000 and $42,760,000, respectively. The held-to-maturity portfolio had a weighted average maturity of approximately 3 years and 4 months at June 30, 1997 and 3 years and 6 months at December 31, 1996.

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

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale were $82,182,000 and $71,821,000 at June 30, 1997 and December 31, 1996. These sources were adequate to meet seasonal deposit withdrawals during the first half of 1997 and should be adequate to meet normal fluctuations in loan demand and or deposit withdrawals. Approximately $33,678,000 and $34,381,000 of available-for-sale securities at June 30, 1997 and December 31, 1996 were pledged as collateral for repurchase agreements, public deposits and other deposits as provided by law. The Bank will be considering membership in the Federal Home Loan Bank. This would provide QNB with an additional source of liquidity. The acquisition of deposits from the Quakertown branch of First Lehigh Bank will provide approximately $9,000,000 in additional funds to QNB. This transaction is anticipated to be completed during the fourth quarter of 1997.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. QNB's cash and cash equivalents increased $1,810,000 to $14,269,000 at June 30, 1997. This compares to a $565,000 decrease during the first six months of 1996. After adjusting net income for non-cash transactions, operating activities provided $1,522,000 in cash flow in the first six months of 1997, compared to $1,654,000 in the same period of 1996.

Net cash used by investing activities was $11,804,000 during the first six months of 1997. This resulted largely from the purchase of investment securities exceeding sales and maturities by $10,128,000 and a net increase in loans of $6,016,000. A decrease in Federal funds sold provided $2,510,000 while proceeds from the sale of

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


LIQUIDITY (Continued)

loans provided $1,974,000. Net cash used by investing activities of $4,544,000 during the first six months of 1996 resulted largely from the increase in Federal funds sold of $6,241,000. Except for the sale and purchase transaction during the second quarter of 1996, investment activity during 1996 was limited to the replacement of maturities and calls. Proceeds from the sale of loans provided cash of $3,434,000 during the first six months of 1996.

Net cash provided by financing activities of $12,092,000 during the first six months of 1997 was the result of an increase in both demand, noninterest-bearing deposits and interest-bearing deposits, primarily time deposits and money market accounts, of $6,636,000 and $6,048,000, respectively. Net cash provided by financing activities of $2,325,000 during the first six months of 1996 was the result of an increase in both noninterest-bearing and interest-bearing deposits of $1,378,000 and $2,291,000, respectively.


CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB's shareholders' equity at June 30, 1997 was $23,943,000 or 8.14 percent of total assets compared to shareholders' equity of $22,775,000 or 8.12 percent at December 31, 1996. Shareholders' equity at June 30, 1997 includes a positive adjustment of $83,000 related to unrealized holding gains, net of taxes, on investment securities available-for-sale, while shareholders' equity at December 31, 1996 includes a positive adjustment of $112,000. Without these adjustments shareholders' equity to total assets would have been 8.11 percent and 8.08 percent at June 30, 1997 and December 31, 1996.

Shareholders' equity averaged $23,228,000 for the first six months of 1997 and $21,653,000 during all of 1996, an increase of 7.3 percent. The ratio of average total equity to average total assets improved to 8.21 percent for 1997, compared to 7.89 percent for 1996. The increase in the equity to asset ratio is a function of higher net income, an increase in capital retention despite increasing the cash dividend in both 1997 and 1996 and modest asset growth.

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

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based and 3.00 percent for leverage. Under the requirements, QNB has a Tier I capital ratio of 13.35 percent and 13.15 percent, a total risk-based ratio of 14.61 percent and 14.40 percent and a leverage ratio of 8.31 percent and 8.14 percent at June 30, 1997 and December 31, 1996, respectively.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At June 30, 1997 and December 31, 1996 QNB met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively and a Tier I leverage ratio of 5.00 percent.

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

QNB focuses on the management of the one year interest rate sensitivity gap. At June 30, 1997, interest earning assets scheduled to mature, likely to be called, reprice or repay in one year were $87,688,000. Interest sensitive liabilities scheduled to mature or reprice within one year were $84,415,000. The one year cumulative gap, which reflects QNB's interest sensitivity over a period of time, was a positive $3,273,000 at June 30, 1997. The cumulative one-year gap equals
1.2 percent of total earning assets. This positive or asset sensitive gap will generally benefit QNB in a rising interest rate environment, while falling interest rates will negatively impact QNB. As of December 31, 1996 QNB had a slightly negative gap position of $1,672,000 at the one year time frame. QNB had a negative gap position at March 31, 1997 of $7,307,000 at the one year time frame. The shift to a positive gap position is a function of falling interest rates changing the characteristics of some of the callable agency securities and mortgage-backed securities to have shorter effective maturity dates, the shifting of time deposits to longer maturities as a result of the 30 month certificate of deposit promotion during the first and second quarters of 1997 and a reduction in the amount of floating rate deposits of a school district.

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

                            QNB CORP. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                                  JUNE 30, 1997



Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities

           None.

Item 3.    Default Upon Senior Securities

           None.

Item 4.    Submission of Matters to Vote of Securities Holders

           Annual Meeting held May 6,1997.
           Election of Dennis Helf, Donald T. Knauss and Thomas J. Bisko as Directors.
           Continuation of Gary S. Parzych, Norman L. Barringer,
           Charles M. Meredith, III, Kenneth F. Brown, Jr., Henry L. Rosenberger and Edgar L. Stauffer as Directors.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits
                 27.1 Financial Data Schedule

           (b)   Reports on Form 8-K

                 Filed June 27, 1997, Definitive agreement between The Quakertown National Bank and First Lehigh Bank for The Quakertown National Bank to purchase certain assets and assume certain liabilities of the Quakertown office of First Lehigh Bank.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     QNB Corp.




Date:  August 13, 1997                               By:

                                                     /s/ Thomas J. Bisko
                                                     --------------------------
                                                     Thomas J. Bisko
                                                     President/CEO


Date:  August 13, 1997                               By:

                                                     /s/ Robert C. Werner
                                                     --------------------------
                                                     Robert C. Werner
                                                     Vice President


Date:  August 13, 1997                               By:

                                                     /s/ Bret H. Krevolin
                                                     --------------------------
                                                     Bret H. Krevolin
                                                     Chief Accounting Officer