Form 10-Q
period 1997-09-30
QNB CORP
filed 1997-11-14
CIK 750558

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------------



                         Commission file number 0-17706
                                               ---------


                                    QNB Corp.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         Pennsylvania                                           23-2318082
------------------------------                             ------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)


10 North Third Street, Quakertown, PA                          18951-9005
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code  (215)538-5600
                                                  ------------------------------


                                 Not Applicable
              ---------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.

         Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x    No
                                              ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at November 13, 1997
Common Stock, par value $1.25                               1,428,241

                            QNB CORP. AND SUBSIDIARY

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1997


                                      INDEX



                         PART I - FINANCIAL INFORMATION



ITEM 1.           FINANCIAL STATEMENTS                                                                       PAGE
                                                                                                             ----
                   Consolidated Statements of Income for Three and
                            Nine Months Ended September 30, 1997 and 1996.....................................1

                  Consolidated Balance Sheets at September 30, 1997
                           and December 31, 1996..............................................................2

                  Consolidated Statements of Cash Flows for Nine
                           Months Ended September 30, 1997 and 1996...........................................3

                  Notes to Consolidated Financial Statements..................................................4


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION.....................................................5


                           PART II - OTHER INFORMATION


                  OTHER INFORMATION...........................................................................18

CONSOLIDATED STATEMENTS OF INCOME                       QNB Corp. and Subsidiary


                                                                                           (in thousands, except per share data)
                                                                                                         (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             Three Months            Nine Months
                                                                                          Ended September 30,    Ended September 30,
                                                                                           1997        1996        1997        1996
 -----------------------------------------------------------------------------------------------------------------------------------
 Interest Income
 Interest and fees on loans .......................................................      $ 3,601     $ 3,363     $10,600     $10,047
 Interest and dividends on investment securities available-for-sale ...............        1,094         920       3,036       2,555
 Interest and dividends on investment securites held-to-maturity ..................          641         680       1,923       1,995
 Interest on Federal funds sold ...................................................           62          68         154         170
                                                                                         -------     -------     -------     -------
     Total interest income ........................................................        5,398       5,031      15,713      14,767
                                                                                         -------     -------     -------     -------
 Interest Expense
 Interest on deposits:
     NOW accounts .................................................................          191         224         523         518
     Money market accounts ........................................................          245         255         709         768
     Savings ......................................................................          189         197         573         583
     Time .........................................................................        1,343       1,212       3,977       3,515
     Time over $100,000 ...........................................................          255         216         703         647
 Interest on short-term borrowings ................................................           78          70         225         198
                                                                                         -------     -------     -------     -------
     Total interest expense .......................................................        2,301       2,174       6,710       6,229
                                                                                         -------     -------     -------     -------
     Net interest income ..........................................................        3,097       2,857       9,003       8,538
 Provision for possible loan losses ...............................................          100         100         300         300
                                                                                         -------     -------     -------     -------
     Net interest income after provision for possible loan losses .................        2,997       2,757       8,703       8,238
                                                                                         -------     -------     -------     -------
 Non-lnterest lncome
 Fees for services to customers ...................................................          265         287         803         802
 Mortgage servicing fees ..........................................................           43          52         136         159
 Net gain on investment securities ................................................           --           1         165          94
 Net gain on sale of loans ........................................................           24          21          66          60
 Other operating income ...........................................................          150          66         380         188
                                                                                         -------     -------     -------     -------
     Total non-interest income ....................................................          482         427       1,550       1,303
                                                                                         -------     -------     -------     -------
 Non-Interest Expense
 Salaries and employee benefits ...................................................        1,301       1,308       3,955       3,853
 Net occupancy expense ............................................................          166         173         491         507
 Furniture and equipment expense ..................................................          172         179         517         497
 Marketing expense ................................................................           61          61         202         204
 Supplies expense .................................................................           40          60         132         158
 Professional fees ................................................................           38          54         127         137
 Insurance expense ................................................................           27          22          78          67
 Other real estate owned expense ..................................................           80          50         178         140
 Other expense ....................................................................          353         364       1,083        1048
                                                                                         -------     -------     -------     -------
     Total non-interest expense ...................................................        2,238       2,271       6,763       6,611
                                                                                         -------     -------     -------     -------
    Income before income taxes ....................................................        1,241         913       3,490       2,930
 Provision for income taxes .......................................................          361         245       1,008         801
                                                                                         -------     -------     -------     -------

 Net Income .......................................................................      $   880     $   668     $ 2,482     $ 2,129
                                                                                         =======     =======     =======     =======
 Net Income Per Share .............................................................      $   .62     $   .48     $  1.74     $  1.50
                                                                                         =======     =======     =======     =======
 Cash Dividends Per Share .........................................................      $   .16     $   .14     $   .48     $   .42
                                                                                         =======     =======     =======     =======

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS                             QNB Corp. and Subsidiary


                                                                                                               (in thousands)
                                                                                                                 (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       September 30,   December 31,
                                                                                                            1997           1996
------------------------------------------------------------------------------------------------------------------------------------
Assets

  Cash and due from banks ........................................................................       $   9,468      $  12,459
  Federal funds sold .............................................................................           4,166          6,480
  Investment  securities
    available-for-sale ...........................................................................          70,090         52,779
    held-to-maturity (market value $43,001 and $42,760) ..........................................          42,743         42,699
  Total loans, net of unearned income of $356 and $432 ...........................................         158,917        159,278
    Allowance for possible loan losses ...........................................................          (2,657)        (2,585)
                                                                                                         ---------      ---------
        Net loans ................................................................................         156,260        156,693
  Premises and equipment, net ....................................................................           4,068          4,358
  Other real estate owned ........................................................................             983          1,395
  Accrued interest receivable ....................................................................           2,018          1,689
  Other assets ...................................................................................           1,698          1,895
                                                                                                         ---------      ---------
  Total assets ...................................................................................       $ 291,494      $ 280,447
                                                                                                         =========      =========

  Liabilities
    Deposits
    Demand, noninterest-bearing ..................................................................       $  30,213      $  32,033
    NOW accounts .................................................................................          40,943         39,566
    Money market accounts ........................................................................          34,177         31,847
    Savings ......................................................................................          34,189         34,287
    Time .........................................................................................          97,408         94,878
    Time over $100 000 ...........................................................................          17,943         14,133
                                                                                                         ---------      ---------
        Total deposits ...........................................................................         254,873        246,744
  Short-term  borrowings .........................................................................           9,226          8,675
  Accrued interest payable .......................................................................           1,076          1,012
  Other liabilities ..............................................................................           1,204          1,241
                                                                                                         ---------      ---------
  Total liabilities ..............................................................................         266,379        257,672
                                                                                                         ---------      ---------
  Commitments and contingencies
  Shareholders' Equity
  Common stock, par value $1.25 per share;
    authorized 5,000,000 shares; issued 1,428,241 shares and 1,425,951 shares ....................           1,785          1,782
  Surplus ........................................................................................           4,348          4,296
  Retained earnings ..............................................................................          18,382         16,585
  Unrealized holding gains, net of taxes, on investment securities available-for-sale ............             600            112
                                                                                                         ---------      ---------
  Total shareholders' equity .....................................................................          25,115         22,775
                                                                                                         ---------      ---------

  Total liabilities and shareholders' equity .....................................................       $ 291,494      $ 280,447
                                                                                                         =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                   QNB Corp. and Subsidiary


                                                                                                                  (in thousands)
                                                                                                                    (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                                                                             1997            l996
------------------------------------------------------------------------------------------------------------------------------------

Operating Activities
  Net income .......................................................................................      $  2,482        $  2,129
  Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for possible loan losses ..............................................................           300             300
   Depreciation and amortization ...................................................................           364             372
   Securities gains ................................................................................          (165)            (94)
   Net gain on sale of loans .......................................................................           (66)            (60)
   Writedowns, net of (gains) losses on sales of other real estate owned ...........................           (17)             35
   Deferred income tax provision ...................................................................           (26)            (30)
   Change in income taxes payable ..................................................................            82            (119)
   Net (increase) decrease in interest and dividends receivable ....................................          (329)             63
   Net amortization of premiums and discounts ......................................................             4              41
   Net increase in interest payable ................................................................            64              10
   Increase in other assets ........................................................................           (82)           (269)
   (Decrease) increase in other liabilities ........................................................           (65)             83
                                                                                                         ---------       ---------
   Net cash provided by operating activities .......................................................         2,546           2,461
                                                                                                         ---------       ---------
Investing Activities
   Proceeds from  maturities and calls of investment securities
    available-for-sale .............................................................................         7,893          11,147
    held-to-maturity ...............................................................................         3,821           6,794
   Proceeds from sales of investment securities
    available-for-sale .............................................................................         9,951          15,526
  Purchase of investment securities
    available-for-sale .............................................................................       (34,276)        (25,656)
    held-to-maturity ...............................................................................        (3,844)         (7,689)
    Net decrease (increase) in Federal funds sold ..................................................         2,314          (6,905)
  Proceeds from  sale  of student loans ............................................................         1,469           1,442
  Proceeds from  sales of residential mortgages ....................................................         2,107           2,660
  Originations of residential mortgages held-for-sale ..............................................          (575)         (1,995)
  Net increase in loans ............................................................................        (2,802)         (5,389)
  Net purchases of premises and equipment ..........................................................           (74)           (239)
  Proceeds from the sale of other real estate owned ................................................           429             274
                                                                                                         ---------       ---------
    Net cash used by investing activities ..........................................................       (13,587)        (10,030)
                                                                                                         ---------       ---------
Financing Activities
  Net (decrease) increase in noninterest-bearing deposits ..........................................        (1,820)          1,032
  Net increase in interest-bearing deposits ........................................................         9,949          11,823
  Net increase (decrease) in short-term borrowings .................................................           551          (3,381)
  Cash dividends paid ..............................................................................          (685)           (598)
  Proceeds from issuance of common stock ...........................................................            55              11
                                                                                                         ---------       ---------
    Net cash provided by financing activities ......................................................         8,050           8,887
                                                                                                         ---------       ---------
    (Decrease) increase in cash and cash equivalents ...............................................        (2,991)          1,318
    Cash and cash equivalents at beginning of year .................................................        12,459          12,950
                                                                                                         ---------       ---------
    Cash and cash equivalents at end of period .....................................................      $  9,468        $ 14,268
                                                                                                         =========       =========

Supplemental Cash Flow Disclosures
  Interest paid ....................................................................................        $6,646         $ 6,219
  Income taxes paid ................................................................................           930             950
  Non-Cash Transactions

    Transfer of loans to other real estate owned ...................................................            --             957
    Change in net unrealized holding gains (losses), net of taxes, on investment securities.........           488            (362)


The accompanying notes are an integral part of the consolidated financial statements.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 1997 AND 1996, AND DECEMBER 31, 1996
                                   (Unaudited)


1. REPORTING AND ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of QNB Corp. and its wholly owned subsidiary, The Quakertown National Bank, (QNB). All significant intercompany accounts and transactions are eliminated in the consolidated statements.

The consolidated balance sheet as of September 30, 1997, as well as the respective statements of income and cash flows for the three and nine month periods ended September 30, 1997 and 1996, are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in QNB's 1996 Annual Report incorporated in the Form 10-K.

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


2. PER SHARE DATA

The following average shares were used for the computation of earnings per share:

                                For the Nine Months
                                Ended September 30,

                               1997            1996

Average shares              1,427,502        1,424,002

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, QNB will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share is not expected to be material.


3. ACQUISITION

On October 30, 1997, The Quakertown National Bank (the Bank) completed its purchase of certain assets and liabilities of the Quakertown office of First Lehigh Bank. The Bank purchased approximately $6,800,000 of deposits. The transaction was accounted for using the purchase method.


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


RESULTS OF OPERATIONS

QNB recorded earnings of $880,000 or $.62 per share for the three month period ending September 30, 1997. This represents a record quarter for the Corporation and a 31.7 percent increase from net income of $668,000 or $.48 per share reported for the same period in 1996. For the nine month periods ending September 30, 1997 and 1996, net income and earnings per share were $2,482,000 and $1.74 and $2,129,000 and $1.50, respectively.

Higher net interest income and non-interest income and lower non-interest expense all contributed to the increase in reported earnings for the quarter. Net interest income increased $240,000 or 8.4 percent to $3,097,000 for the three month period ending September 30, 1997. A 4.4 percent increase in average earning assets combined with a 16 basis point increase in the net interest margin account for the increase in net interest income. The receipt of approximately $58,000 in interest on non-accrual loans accounts for approximately 9 basis points of the increase in the net interest margin.

Non-interest income increased $55,000 or 12.9 percent while non-interest expense decreased $33,000 or .5 percent. Rental income on other real estate owned and the gain on the sale of other real estate owned contributed to the improvement in non-interest income. Higher fee-based product income for merchant processing and check cards offset a decline in fees on deposit accounts and mortgage servicing fees. The improvement in non-interest expense is a result of lower costs associated with loan origination and maintenance, employee benefit costs and legal expense. An increase in other real estate owned expense partially offset these improvements. QNB continuously looks for areas to increase its fee based revenue while also seeking to control costs.

Return on average assets was 1.20 percent and .95 percent while the return on average equity was 14.47 percent and 12.17 percent for the quarters ending September 30, 1997 and 1996, respectively. For the nine month periods ending September 30, 1997 and 1996, return on average assets was 1.16 percent and 1.04 percent while return on average equity was 14.10 percent and 13.36 percent, respectively.

Higher net interest income and non-interest income contributed to the improvement in earnings for the nine month period ending September 30, 1997. Net interest income increased $465,000 or 5.5 percent as a result of a 4.7 percent increase in average earning assets and a two basis point increase in the net interest margin. Contributing to the increase in non-interest income for 1997 was the pre-tax gain on the sale of equity

                                   Form 10-Q
                                     Page 5

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS (Continued)

securities of $159,000. This compares to a gain of $70,000 on the sale of equity securities during the first nine months of 1996. Excluding the gains on securities sales non-interest income increased $176,000 when comparing the nine month periods. This is primarily the result of rental income on other real estate owned, the introduction of a check card product and increased profitability in the merchant processing program. Non-interest expense increased $152,000 or 2.3 percent in the first nine months of 1997 principally as a result of increases in salaries and benefits expense, other real estate owned expense, Federal Deposit Insurance premium expense and furniture and equipment expense.


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

Net interest income for the three months ended September 30, 1997 was $3,097,000 compared to $2,857,000 for the quarter ending September 30, 1996. A 4.4 percent increase in average earning assets combined with a 16 basis point increase in the net interest margin account for the increase in net interest income. The growth in earning assets during the quarter occurred in both loans and investments with average loans increasing from $155,425,000 to $160,908,000 and average investment securities increasing from $102,495,000 to $109,128,000. The growth in earning assets was fueled by increases in deposits, both non-interest bearing and interest-bearing. The net interest margin on a fully taxable equivalent basis for the three month period ended September 30, 1997 was 4.66 percent compared to 4.50 percent for the same period in 1996. The receipt of approximately $58,000 in interest on non-accrual loans accounts for approximately 9 basis points of the increase in the net interest margin. The increase in the net interest margin is a result of the yield on earning assets increasing to a greater degree than the rate paid on sources of funds. The yield on earning assets on a fully taxable equivalent basis was 7.98 percent for the third quarter of 1997 versus 7.79 percent for the third quarter of 1996, while the rate paid on interest-bearing liabilities was 3.91 percent and 3.81 percent for the same periods. The higher yield on earning assets is a result of an increase in the yield on investment securities from 6.47 percent to 6.56 percent and an increase in the yield on loans from 8.74 percent to 9.01 percent. Excluding the impact of the income received on non-accrual loans, the yield on earning assets and the yield on loans would have been 7.90 percent and 8.87 percent, respectively. The yield on interest-bearing deposits increased from
3.84 percent to 3.92 percent while the yield on short-term borrowings increased from 3.11 percent to 3.76 percent. Also, positively impacting the net interest margin was the 9.0 percent increase in average non-interest bearing deposits.

Net interest income for the nine month period ending September 30, 1997 was $9,003,000; an increase of $465,000 over the $8,538,000 recorded in 1996. A 4.7 percent increase in average earning assets and a two basis point increase in the net interest margin contributed to the increase in net interest income. Total interest income increased $946,000 from $14,767,000 to $15,713,000 when comparing the nine month periods ending September 30, 1996 to September 30, 1997. The yield on earning assets increased from 7.85 percent to 7.97 percent, with the yield on investment securities increasing from 6.45 percent to 6.58 percent and the yield on

                                   Form 10-Q
                                     Page 6

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION



NET INTEREST INCOME (Continued)

loans increasing from 8.81 percent to 8.95 percent during the nine month periods. Average investment securities increased 6.8 percent to $104,918,000 while average loans increased 3.8 percent to $160,596,000. Total interest expense increased $481,000 from $6,229,000 to $6,710,000 for the nine month periods. The rate paid on interest-bearing liabilities increased from 3.76 percent to 3.89 percent, with the yield on interest-earning deposits increasing from 3.78 percent to 3.91 percent and the yield on short-term borrowings increasing from 3.13 percent to 3.39 percent. Average interest-bearing deposits increased 4.0 percent to $221,489,000 for the nine month period ending September 30, 1997. The net interest margin for the nine month periods ended September 30, 1997 and 1996 was 4.64 percent and 4.62 percent, respectively.

The increased yield on earning assets during both the three and nine month periods was the result of higher yields on both investment securities and loans. Contributing to the increased yield on investment securities was a higher level of interest rates for most of the first nine months of 1997, the maturity and sales of lower yielding investment securities and a slight lengthening of the weighted average maturity of the investment portfolio. A higher prime rate of interest for both the three and nine month periods of 1997 contributed to the increase in the yield on loans. A significant portion of QNB's loan portfolio adjusts with the prime rate. The average prime rate for the third quarter of 1997 was 8.50 percent compared to 8.25 percent for the third quarter of 1996 and
8.42 percent for the nine month period ending September 30, 1997 versus 8.31 percent for the same period in 1996. An extremely competitive local market for loans has had a negative impact on the rates charged on loans.

The increase in the rate paid on interest-bearing liabilities for both the three and nine month periods was the result of higher rates on time deposits and a change in rate structure on money market accounts, savings accounts and cash management accounts. During the first quarter of 1997, QNB introduced a 30 month certificate of deposit that enables the holder to increase the interest rate twice during the term of the certificate, should rates offered on the 30 month time deposit increase. As a result of this promotion QNB experienced a small shift of funds from lower yielding non-maturity deposits to higher yielding time deposits. During the third quarter of 1997 QNB changed the rate structure on money market accounts, savings accounts and cash management accounts to a tiered structure that pays a higher rate of interest on higher balances. The largest impact was on cash management accounts, the rate on which was increased significantly to compete with brokerage house and mutual fund money market products.

QNB anticipates a decline in the net interest margin during the fourth quarter of 1997 as rates earned on loans continue to decline due to the competitive environment. Also negatively impacting the net interest margin will be a decline in the yield on the investment portfolio as market interest rates have declined sharply during the beginning of the fourth quarter and a slightly higher yield on interest-bearing liabilities resulting from the purchase of deposits from First Lehigh Bank.


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

The provision for possible loan losses was $100,000 for both three month periods and $300,000 for both nine month periods ending September 30, 1997 and 1996. Net charge-offs in the third quarter of 1997 were $103,000 compared to $30,000 for the same period in 1996. Net charge-offs were $228,000 and $108,000 for the nine month periods ending September 30, 1997 and 1996, respectively. QNB's net charge-offs as a percentage of average loans was .19 percent (annualized) for the nine month period ended September 30, 1997, compared with .09 percent for the same 1996 period. The charge-off of a group of investment property loans to one borrower account for $98,000 of the gross charge-offs in the third quarter of 1997. Management anticipates the provision for possible loan losses to remain near current levels as long as asset quality continues to improve as expected and charge-off levels remain relatively low.

Non-performing assets (non-accruing loans, loans past due 90 days or more, and other real estate owned) decreased 16.2 percent from the second quarter of 1997. Non-performing assets at September 30, 1997 were $3,118,000 or 1.07 percent of total assets compared to $3,719,000 or 1.26 percent of total assets at June 30, 1997. Non-performing assets have shown dramatic improvement when compared to the levels reported at September 30, 1996 and December 31, 1996. Non-performing assets at these dates were $6,021,000 or 2.10 percent of total assets and $4,260,000 or 1.52 percent of total assets, respectively.

Non-accrual loans were $2,022,000 and $4,429,000 at September 30, 1997 and 1996. Non-accrual loans at December 31, 1996 were $2,700,000. Non-accrual loans are anticipated to decrease to less than 1.0 percent of total loans by December 31, 1997 as a result of the foreclosure on a group of loans and as payments are received on other loans. Other real estate owned was $983,000 at September 30, 1997 compared to $1,423,000 at September 30, 1996 and $1,395,000 at December 31, 1996. Other real estate owned is anticipated to increase as of December 31, 1997 as a result of the foreclosures mentioned previously. Management anticipates total non-performing assets to decline during the fourth quarter of 1997 to represent less than 1.0 percent of total assets and to improve further in 1998 as a result of sales of other real estate.

There were no restructured loans as of September 30, 1997, December 31, 1996 or September 30, 1996 as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for possible loan losses was $2,657,000 and $2,585,000 at September 30, 1997 and December 31, 1996, respectively. The ratio of the allowance to total loans was 1.67 percent and 1.62 percent for the respective periods. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

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

At September 30, 1997 and 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $1,782,000 and $4,331,000, respectively, of which $1,329,000 and $2,232,000 related to loans with no valuation allowance and $453,000 and $2,099,000 related to loans with a corresponding valuation allowance of approximately $136,000 and $576,000, respectively. Most of the loans identified as impaired are collateral-dependent.


NON-INTEREST INCOME

QNB, through its core banking business, generates various fees and service charges. Total non-interest income is composed of service charges on deposit accounts, mortgage servicing fees, gains on the sale of investment securities, gains on the sale of residential mortgages and student loans, and other miscellaneous fee income. Total non-interest income increased $55,000 or 12.9 percent to $482,000 for the quarter ending September 30, 1997 when compared to September 30, 1996. For the nine month period total non-interest income increased $247,000 or 19.0 percent to $1,550,000.

Fees for services to customers, the largest component of total non-interest income, is primarily comprised of service charges on deposit accounts. These fees decreased 7.7 percent, to $265,000 from $287,000, when comparing the two quarters and increased $1,000 to $803,000 when comparing the nine month periods. A lower volume of overdraft charges, reduced fee income on business checking accounts and a decrease in fees related to reduced volume usage of out-of-network ATM machines were the primary reasons for the decline during the quarter. QNB reviews all service charges and fee schedules related to its products and services on an ongoing basis. QNB prices its products and services extremely competitively. QNB has not materially changed these schedules during 1997 or 1996.

To date, when QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. Mortgage servicing fees for the quarter ending September 30, 1997 were $43,000 which represents a $9,000 decline from the same period in 1996. The decrease in mortgage servicing fees for the quarter is a result of a 7.9 percent decline in the average balance of mortgages sold and serviced to $69,270,000. For the nine month period mortgage servicing fees decreased $23,000 or 14.5 percent to $136,000. The average balance of mortgages serviced was approximately $70,908,000 for the nine month period ending September 30, 1997 compared to $77,075,000 for the first nine months of 1996.

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

There were no sales on investment securities during the third quarter of 1997. Gains on the sale of investment securities were $1,000 for the third quarter of 1996. This small gain resulted from the sale of approximately $10,000,000 in U.S. Treasury and agency securities. The sale was for liquidity purposes and was in direct response to the seasonality of the deposits of a local school district. A new arrangement was made with the school district in 1997 to help reduce the volatility of these deposits. For the nine month periods ending September 30, 1997 and 1996 the net gain on the sale of investment securities was $165,000 and $94,000, respectively. Net gains on the sale of debt securities were $6,000 for the first nine months of 1997 compared to $24,000 for the same period in 1996. The gain in 1997 was a result of the sale of approximately $6,500,000 of U.S. Treasury and U.S. agency securities during the second quarter and $3,467,000 of agency securities during the first quarter. These securities were primarily sold for liquidity reasons. With regard to 1996, in addition to the transaction mention previously for the third quarter, QNB recorded a gain of $23,000 during the second quarter. This resulted from the sale of approximately $5,500,000 in U.S. Treasury and agency securities. QNB took advantage of a steep slope in the short-end of the Treasury yield curve to "pre-fund" bonds that would have matured over the next year and a half and reinvested in bonds in the three to four year range. This allowed QNB to record a profit on the sale and also increase the overall book yield on the portfolio.

The Corporation owns a small portfolio of marketable equity securities, bank stocks. QNB took advantage of the run-up of stock prices during the beginning of 1997 and sold securities with a cost basis of $329,000 for a gain of $159,000. $70,000 of the gain recorded in 1996 relates to the sale of a marketable equity security with a book value of $45,000.

QNB recorded a gain of $24,000 on the sale of loans during the third quarter of 1997. This compares to a $21,000 gain for the same period in 1996. The sale of approximately $1,500,000 of residential mortgages and $87,000 of student loans accounts for $23,000 and $1,000 of the gains, respectively in 1997. Declining interest rates during the third quarter of 1997 provided the opportunity to sell some lower yielding 15 and 20 year mortgages that had been in portfolio. The sale of approximately $587,000 in residential mortgages during the third quarter of 1996 provided a gain of $19,000. As of September 30, 1997 and 1996, QNB had approximately $169,000 and $100,000 in mortgage loans classified as held for sale. These loans are accounted for at lower of cost or market.

For the nine month periods ended September 30, 1997 and 1996 net gains on the sale of loans was $66,000 and $60,000, respectively. The gain on the sale of student loans was $33,000 and $32,000 while the gain on the sale of residential mortgages was $33,000 and $28,000, respectively during these nine month periods. QNB sold approximately $1,436,000 and $1,410,000 in student loans during the first nine months of 1997 and 1996. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Proceeds from the sale of residential mortgages were approximately $2,107,000 and $2,660,000 during the first nine months of 1997 and 1996. Declining interest rates in 1997 enabled QNB to sell mortgages at a gain while rising interest rates in 1996 created a smaller gain despite the higher volume of mortgages sold.

                                    Form 10-Q
                                     Page 10

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


NON-INTEREST INCOME (Continued)

Other operating income increased $84,000 to $150,000 when comparing the three month periods and $192,000 to $380,000 when comparing the nine month periods ending September 30, 1997 and 1996. The recognition of rental income on other real estate owned accounts for $29,000 and $91,000 of the increase for the three and nine month periods. Income on the check card introduced in December 1996 accounts for an additional $18,000 and $46,000 of the improvement for the three and nine month periods. The sale of a property within other real estate owned provided a gain of $25,000 during the third quarter of 1997. Merchant processing income provided an additional $7,000 during the third quarter of 1997 compared to 1996 and an additional $16,000 when comparing the nine month periods. At the end of 1996 QNB analyzed its merchant processing operations and adjusted the pricing for the service to make it more profitable. QNB's practice of not surcharging ATM customers has provided additional income through a higher interchange fee. QNB receives a fee from the non-customer's bank when non-customers use a Quakertown National Bank machine. The volume of these non-customer transactions has increased as a result of other banks in the market area surcharging transactions.


NON-INTEREST EXPENSE

Non-interest expense includes salaries and employee benefits, net occupancy expense, furniture and equipment expense, marketing expense, supplies expense, professional fees expense, insurance expense, other real estate owned expense, and various other operating expenses. Total non-interest expense of $2,238,000 for the quarter ending September 30, 1997 represents a decrease of $33,000 or
1.5 percent over levels reported in the third quarter of 1996. Total non-interest expense for the nine months ending September 30, 1997 was $6,763,000, an increase of $152,000 or 2.3 percent over 1996 levels.

Salaries and benefits, the largest component of non-interest expense, decreased $7,000 or 0.5 percent to $1,301,000 for the quarter ending September 30, 1997 compared to the same quarter in 1996. Salaries expense increased $18,000 or 1.7 percent during the period to $1,055,000 while benefits expense decreased $25,000 or 9.2 percent to $246,000. The reduction in salary expense is primarily related to the elimination of an officer level position and the timing of replacing terminated employees. The decrease in benefits expense is primarily the result of the timing of the expense for Federal and State unemployment taxes. These taxes decreased $11,000 in the third quarter of 1997 as a result of accruing these costs on a monthly basis versus expensing them when paid as was done in 1996. This resulted in a higher expense in the first quarter of 1997 and a lower expense in the second and third quarters. Costs associated with employee education declined $9,000 during the quarter. This is a function of the timing of the payments and the reduction in the number of employees taking classes. Lower medical premiums and life and disability insurance premiums also contributed to the decline in benefits expense.

Salaries and benefit expense for the nine month period ending September 30, 1997 was $3,955,000, an increase of $102,000 or 2.7 percent from the same period in 1996. Salaries expense was $87,000 or 2.9 percent higher, while benefit expense was $15,000 or 1.9 percent higher. Included in salary expense for the nine months ended September 30, 1997 was $27,000 in severance expense and $42,000 in bonus accruals. There was no severance expense or bonus expense during the first nine months of 1996. Excluding these items salary expense increased $18,000 or
0.6 percent. The increase in benefits expense is primarily the result of the timing of the expense for Federal and State unemployment taxes and an increase in the State unemployment tax rate. These taxes increased $18,000 in the first nine months of 1997 as a result of accruing these costs versus expensing them when paid as was done in 1996. Also contributing to the increase in benefits expense were higher medical premiums of $7,000, higher retirement benefit costs of $9,000 and higher payroll taxes of $6,000. Partially

                                    Form 10-Q
                                     Page 11

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


NON-INTEREST EXPENSE (Continued)

offsetting these increases were lower life and disability premiums of $13,000 and lower educational costs of $13,000. QNB anticipates an increase in salary and benefit expense during the fourth quarter of 1997 as open positions are filled and employee education costs are paid.

Net occupancy expense decreased $7,000 or 4.1 percent for the three month period and $16,000 or 3.2 percent for the nine month period. Lower depreciation expense on buildings and leasehold improvements account for $5,000 and $16,000 of the decrease for the respective periods. Building repairs and maintenance expense was also lower by $7,000 and $16,000 for the three and nine month periods. Slightly higher utility costs and branch rent expense offset some of the savings above. Furniture and equipment expense decreased $7,000 or 3.9 percent when comparing the three month periods ending September 30, 1997 and 1996, respectively. Depreciation expense declined $9,000 during the period. For the nine month period ended September 30, furniture and equipment expense increased $20,000 to $517,000 with equipment maintenance costs increasing $15,000 and depreciation expense increasing $7,000. The increase in equipment maintenance expense relates primarily to computer equipment.

Supplies expense decreased $20,000 or 33.3 percent to $40,000 for the three month period and $26,000 or 16.5 percent to $132,000 for the nine month period ending September 30, 1997. This improvement is a function of better expense control through a competitive bid process.

Professional fees decreased $16,000 to $38,000 for the three month period and $10,000 for the nine month period to $127,000. The reimbursement of legal costs from prior periods as well as the improvement in asset quality contributed to the $17,000 decrease in legal expense for the quarter and $15,000 for the nine month period. Accounting costs increased $4,000 for the quarter and $9,000 for the nine month period. The increase in accounting fees is partially related to costs associated with the acquisition of the deposits of the First Lehigh Branch in Quakertown.

Insurance expense, which includes Federal Deposit Insurance Corporation (F.D.I.C.) insurance premiums as well as directors and officers liability insurance, banker's bond and worker's compensation insurance, increased $5,000 for the three month period to $27,000 and $11,000 for the nine month period to $78,000. F.D.I.C. insurance premiums increased $7,000 for the three month period and $21,000 for the nine month period. In August 1995, the FDIC announced that the Bank Insurance Fund (BIF) had met its legally set coverage ratios as of May 1995. By obtaining the coverage ratios the FDIC premiums for "well capitalized" institutions in 1996 were eliminated except for the legally set annual minimum of $2,000. This minimum has subsequently been eliminated in 1997. However, as a result of the Deposit Insurance Act of 1996, QNB contributes to the payment of the Financing Corporation (FICO) obligations. Lower premiums for workers compensation and directors and officers insurance partially offset the increase in the F.D.I.C. assessment.

Other real estate owned expense increased $30,000 to $80,000 when comparing the third quarter of 1997 to the same quarter of 1996 and $38,000 when comparing the nine month periods. The higher amount in 1997 reflects the cost of repairs and maintenance on a couple of properties and the payment of real estate taxes. Losses on the sale of other real estate owned or write-downs to properties owned amounted to $35,000 in 1996. Management anticipates an increase in other real estate expense in the fourth quarter resulting from the foreclosure of five additional properties in October.


                                    Form 10-Q
                                     Page 12

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION



NON-INTEREST EXPENSE (Continued)

Total other expense for the three months ending September 30, 1997 was $353,000, a decrease of $11,000 from the same period in 1996. Lower loan origination expense, primarily costs of appraisals and credit reports, and lower foreclosure costs contributed to the decrease in total other expense. These savings offset increases in postage expense and check card expense. For the nine month period other expense increased $35,000 or 3.3 percent to $1,083,000. An increase in directors fees resulting from an increase in the number of Bank directors and the per meeting cost accounted for $13,000 of the increase. Costs related to the startup, distribution and maintenance of the check card account for $31,000 of the increase. An increase in fraud losses, postage expense and employee training costs offset lower commercial loan appraisal costs and foreclosure costs when comparing the two nine month periods ending September 30, 1997 and 1996.


INCOME TAXES

Applicable income taxes and effective tax rates were $361,000 or 29.1 percent for the three month period ending September 30, 1997, and $245,000 or 26.8 percent for the same period in 1996. For the nine month periods ending September 30, 1997 and 1996, applicable income taxes and effective tax rates were $1,008,000 or 28.9 percent and $801,000 or 27.3 percent, respectively. The higher effective tax rate in 1997 compared to 1996 is a function of higher taxable income and the relationship between tax-exempt income to total income before taxes.

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 1997 QNB's net deferred tax asset was $494,000 of which $663,000 relates to the allowance for possible loan losses. QNB had a deferred tax liability of $309,000 as of September 30, 1997 as a result of the SFAS No. 115 adjustment for the unrealized gain on available-for-sale investment securities. As of September 30, 1996 QNB's net deferred tax asset was $824,000 of which $642,000 related to the allowance for possible loan losses and $72,000 was a result of the SFAS No. 115 adjustment for the unrealized loss on available-for-sale investment securities.


BALANCE SHEET ANALYSIS

The Balance Sheet Analysis reviews average balance sheet data for the nine months ended September 30, 1997 compared with the twelve month average for the year ended December 31, 1996 as well as the period ending balances for the same time periods.

Average earning assets for the nine month period ended September 30, 1997 increased $11,007,000 or 4.3 percent to $269,315,000 from $258,308,000 at
December 31, 1996. Average loans and average investments increased $5,421,000 and $6,542,000, respectively while average Federal funds sold decreased $958,000. The increase in average loans is a direct result of the commercial business development program implemented to increase QNB's loan to deposit ratio and an aggressive marketing campaign for home equity loans. Average commercial loans increased $3,608,000, average consumer loans increased $855,000 and average mortgage loans increased $958,000 when comparing the two periods. The increase in consumer loans is primarily in fixed rate home equity loans.

                                    Form 10-Q
                                     Page 13

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


BALANCE SHEET ANALYSIS (Continued)

The growth in average earning assets was primarily funded by increased interest-bearing deposits, principally time deposits. Average time deposits increased $9,303,000 and average interest bearing checking accounts (NOW accounts) increased $1,096,000. Average money market accounts declined $3,220,000. The movement of funds from money market accounts to time deposits reflects the sensitivity of these funds to rising time deposit rates as well as the impact of the "double bump" certificate of deposit promotion. Average shareholders' equity increased $1,879,000 to $23,532,000.

Total assets at September 30, 1997 were $291,494,000, compared with $280,447,000 at December 31, 1996, an increase of 3.9 percent. Total deposits increased from $246,744,000 at December 31, 1996 to $254,873,000 at September 30, 1997. While
this trend is encouraging, it represents a decline from June 30, 1997 total assets of $294,072,000 and total deposits of $259,428,000. It is anticipated that total assets will surpass $300,000,000 by the end of 1997, primarily as a result of the purchase of $6,800,000 of deposits from First Lehigh Bank. The increase in assets from December 31, 1996 to September 30, 1997 is primarily centered in investment securities, which increased $17,355,000 during the period.

As of December 31, 1996 QNB reported investment securities available-for-sale at a fair value of $52,779,000 or $170,000 above the amortized cost of $52,609,000. An unrealized holding gain, net of taxes, of $112,000 was reported as an increase to shareholders' equity. As of September 30, 1997 QNB reported investment securities available-for-sale at a fair value of $70,090,000 or $909,000 over the amortized cost of $69,181,000. An unrealized holding gain, net of taxes, of $600,000 is reported as an increase to shareholders' equity. The increase in the unrealized holding gain from December to September is a result of the increase in the value of the bank stock portfolio and an increase in the value of debt securities as interest rates have declined.

The available-for-sale portfolio had a weighted average maturity of approximately 4 years and 8 months and 4 years and 1 month at September 30, 1997 and December 31, 1996, respectively. The weighted average maturity is based on the stated contractual maturity of all securities except for mortgage-backed securities, which are based on estimated average life. The maturity of the portfolio may be shorter because of call features in many debt securities and because of prepayments on mortgage-backed securities. The interest rate sensitivity analysis reflects the expected maturity distribution of the securities portfolio based upon estimated call dates and anticipated cash flows assuming management's most likely interest rate environment. The expected weighted average life of the available-for-sale portfolio was 1 year and 9 months at September 30, 1997 and 2 years and 1 month at December 31, 1996, based on these assumptions. Many of the purchases of investments during the quarter included securities with slightly longer maturities and call dates.

Investment securities held-to-maturity are reported at amortized cost. As of September 30, 1997 and December 31, 1996, QNB had securities classified as held-to-maturity with an amortized cost of $42,743,000 and $42,699,000 and a market value of $43,001,000 and $42,760,000, respectively. The held-to-maturity portfolio had a weighted average maturity of approximately 3 years and 2 months at September 30, 1997 and 3 years and 6 months at December 31, 1996.

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

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale were $83,893,000 and $71,821,000 at September 30, 1997 and December 31, 1996. These sources were adequate to meet seasonal deposit withdrawals during the first half of 1997 and should be adequate to meet normal fluctuations in loan demand and or deposit withdrawals. Approximately $38,412,000 and $34,381,000 of available-for-sale securities at September 30, 1997 and December 31, 1996 were pledged as collateral for repurchase agreements, public deposits and other deposits as provided by law. The Bank will be considering membership in the Federal Home Loan Bank. This would provide QNB with an additional source of liquidity. The acquisition of deposits from the Quakertown branch of First Lehigh Bank provided approximately $6,800,000 in additional funds to QNB. This transaction was completed on October 30, 1997.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. QNB's cash and cash equivalents decreased $2,991,000 to $9,468,000 at September 30, 1997. This compares to a $1,318,000 increase during the first nine months of 1996. After adjusting net income for non-cash transactions, operating activities provided $2,546,000 in cash flow in the first nine months of 1997, compared to $2,461,000 in the same period of 1996.

Net cash used by investing activities was $13,587,000 during the first nine months of 1997. This resulted largely from the purchase of investment securities exceeding sales and maturities by $16,455,000 and a net increase in loans of $2,802,000. A decrease in Federal funds sold provided $2,314,000 while proceeds from the sale of loans provided $3,576,000. With the reduced volatility of the deposits of a local school district QNB has been able to reduce the amount of Federal funds sold. With slow loan growth, this has meant an increase in investment securities, primarily available-for-sale securities. Net cash used by investing activities of $10,030,000 during the first nine months of 1996 resulted largely from the increase in Federal funds sold of $6,905,000 and a net increase in loans of $5,389,000. The purchase of investment securities of $33,345,000 replaced the maturities, calls and sales of investment securities which totaled $33,467,000. The increase in loan demand combined with the seasonal nature of the school district deposits warranted the increase in Federal funds sold in 1996. Proceeds from the sale of loans provided cash of $4,102,000 during the first nine months of 1996.

Net cash provided by financing activities of $8,050,000 during the first nine months of 1997 was the result of an increase in interest-bearing deposits, primarily time deposits and money market accounts, which increased $6,340,000 and $2,330,000, respectively. A time deposit promotion during the first half of the year contributed to the increase. Time deposits over $100,000 represent $3,810,000 of the increase in time deposits. Non-interest bearing deposits decreased $1,820,000 during the first nine months of 1997. Net cash provided by financing activities of $8,887,000 during the first nine months of 1996 was the result of an increase in both noninterest-bearing and interest-bearing deposits of $1,032,000 and $11,823,000, respectively. Approximately $6,500,000 of the increase in interest-bearing deposits relates to the increase in balances from the school district. A decline in short-term borrowings of $3,381,000 offset some of these increases.

                                    Form 10-Q
                                     Page 15

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB's shareholders' equity at September 30, 1997 was $25,115,000 or 8.62 percent of total assets compared to shareholders' equity of $22,775,000 or 8.12 percent of total assets at December 31, 1996. Shareholders' equity at September 30, 1997 includes a positive adjustment of $600,000 related to unrealized holding gains, net of taxes, on investment securities available-for-sale, while shareholders' equity at December 31, 1996 includes a positive adjustment of $112,000. Without these adjustments shareholders' equity to total assets would have been 8.41 percent and 8.08 percent at September 30, 1997 and December 31, 1996.

Shareholders' equity averaged $23,532,000 for the first nine months of 1997 and $21,653,000 during all of 1996, an increase of 8.7 percent. The ratio of average total equity to average total assets improved to 8.24 percent for 1997, compared to 7.89 percent for 1996. The increase in the equity to asset ratio is a function of higher net income, an increase in capital retention despite increasing the cash dividend in both 1997 and 1996 and modest asset growth.

QNB Corp. and the Quakertown National Bank are subject to various regulatory capital requirements as issued by Federal regulatory authorities. Regulatory capital is defined in terms of Tier I capital (shareholders' equity excluding unrealized gains or losses on available-for-sale securities), Tier II capital which includes a portion of the allowance for loan losses, and total capital (Tier I plus II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet arrangements, such as letters of credit and loan commitments, based on associated risk. Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to average total assets.

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based and 3.00 percent for leverage. Under the requirements, QNB has a Tier I capital ratio of 14.15 percent and 13.15 percent, a total risk-based ratio of 15.40 percent and 14.40 percent and a leverage ratio of 8.42 percent and 8.14 percent at September 30, 1997 and December 31, 1996, respectively.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At September 30, 1997 and December 31, 1996 QNB met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively and a Tier I leverage ratio of 5.00 percent.


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

                                    Form 10-Q
                                     Page 16

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

QNB focuses on the management of the one year interest rate sensitivity gap. At September 30, 1997, interest earning assets scheduled to mature, likely to be called, reprice or repay in one year were $102,479,000. Interest sensitive liabilities scheduled to mature or reprice within one year were $99,150,000. The one year cumulative gap, which reflects QNB's interest sensitivity over a period of time, was a positive $3,329,000 at September 30, 1997. The cumulative one-year gap equals 1.21 percent of total earning assets. This positive or asset sensitive gap will generally benefit QNB in a rising interest rate environment, while falling interest rates will negatively impact QNB. As of December 31, 1996 QNB had a slightly negative gap position of $1,672,000 at the one year time frame. The shift to a positive gap position is a function of falling interest rates changing the characteristics of some of the callable agency securities and mortgage-backed securities to have shorter effective maturity dates. Interest earning assets in the one year time band as of June 30, 1997 were $87,688,000, $14,791,000 less than September 30, 1997. A lower interest rate environment has shifted some of the callable agency securities to be considered likely to be called within the next 12 months and has increased the estimated cash flows from the mortgage-backed securities. Despite this movement QNB's positive gap position has not changed dramatically since June 30, 1997 because of the migration of the maturity of time deposits to within one year, an increase in time deposits over $100,000 with maturities within one year and the increase in variable rate NOW accounts. Interest sensitive liabilities scheduled to mature or reprice within one year were $84,415,000, at June 30, 1997 $14,735,000 less than September 30, 1997.

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

If interest rates are 100 basis points lower than management's most likely interest rate environment, the simulation model projects net interest income for the next twelve months to exceed the most likely scenario. Conversely, if interest rates are 100 basis points higher, net interest income for the most likely scenario would decline slightly. These results are different than what would be expected from using the static gap model. This shows the inherent weakness of static gap. The primary reason for the difference between the simulation model and the static gap is that the simulation model takes into consideration the impact of changing rates on the callable agency securities and mortgage backed securities.

                                    Form 10-Q
                                     Page 17

                            QNB CORP. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                               SEPTEMBER 30, 1997



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

                                    Form 10-Q
                                     Page 18

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 QNB Corp.




Date:  November 13, 1997                         By:
       -------------------------
                                                 /s/ Thomas J. Bisko
                                                 -------------------------
                                                 Thomas J. Bisko
                                                 President/CEO


Date:  November 13, 1997                         By:
       -------------------------
                                                 /s/ Robert C. Werner
                                                 -------------------------
                                                 Robert C. Werner
                                                 Vice President


Date:  November 13, 1997                         By:
       -------------------------
                                                 /s/ Bret H. Krevolin
                                                 -------------------------
                                                 Bret H. Krevolin
                                                 Chief Accounting Officer

                                    Form 10-Q
                                     Page 19