Form 10-K
period 1997-12-31
QNB CORP
filed 1998-03-27
CIK 750558

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        --------------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS

                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the fiscal year ended DECEMBER 31, 1997

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                     to
                                 ----------------      ----------------

                   Commission file number 0-17706
                                          -------
                                    QNB CORP.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                     23-2318082
-------------------------------               ----------------------------------
(State or other jurisdiction of              (I.R.S.Employer Identification No.)
incorporation or organization)

10 NORTH THIRD STREET, QUAKERTOWN, PA                              18951-9005
-------------------------------------                              ----------
(Address of principal executive offices                            (Zip Code)

Registrant's telephone number, including area code: (215)538-5600
                                                    -------------
Securities registered pursuant to Section 12(b) of the Act:  None.

 Title of each class          Name of each exchange on which registered
 -------------------          -----------------------------------------

 -------------------          -----------------------------------------

 -------------------          -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $1.25 PAR VALUE
                          -----------------------------
                                (Title of class)


                          ----------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             --   --

                            [Cover page 1 of 2 pages]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

    As of March 23, 1998, 1,431,240 shares of Common Stock of the registrant were outstanding and the aggregate market value of the Common Stock of the registrant, held by nonaffiliates was approximately $39,599,288.

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for 1997    -    Part I, Item 3
                                               Part II, Items 6, 7 and 8

Proxy Statement dated April 3, 1998       -    Part III, Items 10, 11, 12 and 13

                                 FORM 10-K INDEX
PART I                                                                   PAGE

Item 1    Business...........................................................  4

Item 2    Properties.........................................................  9

Item 3    Legal Proceedings.................................................. 10

Item 4    Submission of Matters to a Vote of Security Holders................ 10


PART II

Item 5    Market for Registrant's Common Stock and Related
          Stockholder Matters................................................ 10

Item 6    Selected Financial Data............................................ 10

Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operation........................................... 11

Item 7A   Quantitative and Qualitative Disclosures about Market Risk......... 11

Item 8    Financial Statements and Supplementary Data........................ 11

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................... 11

PART III

Item 10   Directors and Executive Officers of the Registrant................. 11

Item 11   Executive Compensation............................................. 12

Item 12   Security Ownership of Certain Beneficial Owners and Management..... 12

Item 13   Certain Relationships and Related Transactions..................... 12


PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K.... 12

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

         The Corporation was organized for the purpose of becoming the holding company of the Bank. Pursuant to a Plan of Reorganization approved by the Bank's stockholders, the Corporation's application to the Federal Reserve Board of Governors requesting approval to become a bank holding company was approved on September 11, 1984. In accordance with the terms of the Plan of Reorganization, each share of the Bank's common stock previously outstanding was automatically converted into one share of the Corporation's common stock and the Bank became a wholly owned subsidiary of the Corporation. The Corporation's primary asset is its investment in the Bank. The Corporation's assets also include an investment portfolio consisting of stock in various financial institutions. The investment portfolio accounts for less than .65% of the Corporation's total consolidated assets.

THE QUAKERTOWN NATIONAL BANK

         The Bank is a national banking association organized in 1877. The Bank is chartered under the National Banking Act to engage in the various activities of a commercial bank and is subject to federal and state laws applicable to commercial banks.

         The Bank is a full-service commercial bank that provides most major financial services. The Bank's principal office is located in Bucks County, Pennsylvania. The Bank also operates five other full-service branches, an operations facility and an administrative office. For more information relating to the Bank's properties, see Item 2. Properties. The Bank had 113 full-time employees and 40 part-time employees, at December 31, 1997. There are employees of the Corporation who are also employees of the Bank.

         As of December 31, 1997 the Corporation, on a consolidated basis, had total assets of $305,772,000, total deposits of $267,166,000, and total shareholders' equity of $25,832,000.

MARKET AREA

         The Bank's primary market area is Quakertown, Pennsylvania and its surrounding communities and includes parts of Upper Bucks County, Southern Lehigh County, and Northern Montgomery County. The Bank is not dependent upon a single customer, or a few customers, the loss of which would have a material adverse effect on the Bank.

LENDING ACTIVITIES

         GENERAL. The Bank offers a variety of loan products to its customers; including residential real estate mortgages, commercial, construction, home equity, business, consumer, and student loans. The Bank's loan portfolio totaled $167,720,000 and $159,278,000 at December 31, 1997 and 1996, respectively. The portfolio represented approximately 54.9% and 56.8% of the Bank's total assets at December 31, 1997 and 1996, respectively.

         RESIDENTIAL MORTGAGE LOANS. The Bank offers primarily 1 and 3 year adjustable rate mortgages, 7 year balloon mortgages, and 15, 20 and 30 year fixed rate loans. Since 1984 the Bank has generally sold, without recourse, its mortgage loans in the secondary mortgage market. During 1996 the Bank sold only 30 year fixed rate mortgage loans in the secondary market. In 1997, the Bank sold a small group of 15 and 20 year fixed rate mortgages in addition to 30 year mortgages.

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

         The Bank also offers home equity loans and lines of credit which are included in real estate residential loans. Real estate residential loans in the aggregate amount of $67,621,000 and $66,203,000 represented 40.2% and 41.4% of gross loans at December 31, 1997 and 1996, respectively.

         COMMERCIAL LOANS. The Bank offers commercial loans, including lines of credit or commitment, term loans, commercial mortgages, letters of credit, and tax-free loans.

         The Bank's commercial and industrial loan portfolio totaled $32,794,000 and $22,973,000 at December 31, 1997 and 1996, respectively. Commercial and industrial loans represented approximately 19.5% and 14.4% of the Bank's total gross loans at December 31, 1997 and 1996 respectively. Although a certain amount of these loans are considered unsecured, the majority are secured by non-real estate collateral, such as equipment, vehicles, accounts receivable and inventory.

         Commercial real estate loans in the aggregate amount of $58,783,000 and $57,589,000 represented 34.9% and 36.1% of the Bank's gross loan portfolio at December 31, 1997 and 1996, respectively, while construction loans, including commercial and residential, totaled $813,000 and $3,640,000 for the same periods. Commercial real estate loans include all loans collateralized at least in part by commercial real estate, but may not be for the expressed purpose of conducting commercial real estate transactions.

         Construction, commercial and industrial, and commercial real estate lending generally entails significant additional risk as compared with residential mortgage lending. These loans typically involve larger loan balances to single borrowers or groups of related borrowers.

         CONSUMER LOANS. The Bank's consumer loan portfolio totaled $5,312,000 and $6,477,000 at December 31, 1997 and 1996, respectively. Consumer loans represented 3.2% and 4.0% of the Bank's total gross loans at December 31, 1997 and 1996, respectively. Consumer loans include automobile loans, student loans and other consumer type credit not secured by real estate. The decline in consumer loans is primarily the result of the increased use of home equity loans which are classified as real estate residential loans. Additionally, consumer loans outstanding continue to decline as a result of the decision made in 1995 to discontinue indirect vehicle lending through automobile dealers.

INVESTMENT ACTIVITIES

         At December 31, 1997 and 1996, the Corporation's investment portfolio, on a consolidated basis, in the aggregate amount of $116,320,000 and $95,478,000 consisted primarily of U.S. Government and Federal agency obligations, mortgage-backed securities, and state and municipal securities. Subject to applicable limits the Bank is also permitted to invest in corporate bonds and the Corporation is permitted to invest in equity securities. The Bank accounts for its investments based on Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investment securities available-for-sale are recorded at market value with the unrealized holding gain or loss, net of taxes, included in shareholders' equity, while investment securities held-to-maturity are recorded at amortized cost. At December 31, 1997 and 1996, the balance of the available-for-sale portfolio was $75,920,000 and $52,779,000 and the balance of the held-to-maturity portfolio was $40,400,000 and $42,699,000, respectively.

         The Bank views its investment portfolio as a secondary source of liquidity and stable earnings. Decisions regarding the selection of investments for the Bank's portfolio are made by the Chief Operating Officer and the Chief Financial Officer, or either of them, together with one other member of the asset/liability committee. Decisions on maturity and type of investment are dictated by the Bank's investment policy as approved by the Board of Directors. To enhance the liquidity and interest rate sensitivity of the portfolio, the Bank's strategy has been to invest in short and medium term U.S. Government and Federal Agency obligations and callable bonds and in longer term mortgage-backed securities and state and municipal securities. The available-for-sale and held-to-maturity investment portfolios had weighted average maturities of 5 years and 2 years and 10 months respectively, at December 31, 1997. The expected weighted average life of the available-for-sale portfolio was 1 year and 10 months at December 31, 1997. The callable nature of the securities within this portfolio in conjunction with the decline in interest rates at the end of 1997, which makes these call features more likely to be exercised, account for the shorter average life.

SOURCES OF FUNDS

         DEPOSITS. The Bank offers a variety of deposit products including checking accounts, passbook and statement savings, money market accounts, Super NOW accounts, certificates of deposit, and jumbo certificates of deposit. Deposits of the Bank are insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC").

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

SUPERVISION AND REGULATION

         Recently, Pennsylvania enacted a law to permit State chartered financial institutions to sell insurance. This follows a United States Supreme Court decision in favor of nationwide insurance sales by banks and which also bars states from blocking insurance sales by national banks in towns with populations of no more than 5,000. Consequently, banks are allowed to sell insurance in Pennsylvania. The Office of the Comptroller of the Currency has issued guidelines for national banks to sell insurance. The Bank is evaluating its options regarding the sale of insurance.

         Congress is currently considering legislative reform centered on the repeal of the Glass-Steagall Act which prohibits commercial banks from engaging in the securities industry. The holding company structure, under such a proposal, would be regulated by the Federal Reserve Board, and its subsidiaries would be supervised by the applicable regulator based on their respective functions.

         From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Corporation and the Bank. It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of the Corporation and the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Corporation's and the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the cost of doing business. Except as specifically described above, Management believes that the effect of the provisions of the aforementioned legislation on the liquidity, capital resources, and results of operations of the Corporation will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the Corporation's results of operations.

         Further, the business of the Corporation is also affected by the state of the financial services industry in general. As a result of legal and industry changes, Management predicts that the industry will continue to experience and increase in consolidations an mergers as the financial services industry strives for greater cost efficiencies and market share. Management believes that such consolidations and mergers may enhance its competitive positions as a community bank.

         As the Year 2000 approaches, regulation of the Corporation and the Bank with respect to completing Year 2000 modifications is likely to increase. A brief discussion of the most recent federal banking agency pronouncements that affect the Corporation and/or the Bank follows.

         In December 1997, the Federal Financial Institutions Examination Council ("FFIEC") issued an interagency statement. The statement indicates that senior management and the board of directors should be actively involved in managing the Corporation's and the Bank's Year 2000 compliance efforts. The statement also recommended that institutions obtain Year 2000 compliance certification from vendors followed by comprehensive internal testing. In addition, contingency plans should be developed for all vendors that service "mission critical" applications which are applications vital to the successful continuance of a core business activity.

         The Office of the Comptroller of the Currency ("OCC") recently issued an advisory indicating that Year 2000 preparedness will be factored into its review of de novo charters, conversions, business combinations and establishment of federal branches and agencies as well as hardware and software systems integration issues related to business combinations. See the Corporation's 1997 Annual Report to Shareholders ("Annual Report"), "Management Discussion and Analysis," incorporated by reference herein for a discussion of the Corporation's Year 2000 plan.

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

         The OCC regulates all areas of a national bank's commercial banking operations including loans, mergers, establishment of branches and other aspects of operations. The OCC also regulates the level of dividends which can be declared by the Corporation. See the Corporation's 1997 Annual Report.

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

FEDERAL RESERVE BOARD REQUIREMENTS

         Regulation D of the FRB imposes reserve requirements on all depository institutions, including the Bank, that maintain transaction accounts or non-personal time and savings accounts. These reserves may be in the form of cash or non-interest bearing deposits with the Philadelphia Federal Reserve Bank. Under current Regulation D, the Bank must establish reserves equal to 3.0% of the first $43.1 million of net transaction accounts and 10.0% of the remainder. The reserve requirement on non-personal savings and time deposits with an original maturity of less than 18 months is 3.0%. Cash and due from banks are used as a deduction against the reserve. At December 31, 1997, the Bank met applicable FRB reserve requirements.

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

The following table details the Bank's properties:

Location
1) Quakertown, Pa.    -   Main Office - owned
2) Quakertown, Pa.    -   Towne Bank Center - owned
3) Quakertown, Pa.    -   Computer Center - owned
4) Quakertown, Pa.    -   Country Square Branch - net lease requiring rental
                          payments of $25,000 per year.
5) Dublin, Pa.        -   Dublin Branch - net lease requiring rental payments of $22,600 per year.
6) Pennsburg, Pa.     -   Pennsburg Square Branch - net lease requiring
                          rental payments of $45,000 per year.
7) Coopersburg, Pa.   -   Coopersburg Branch - owned
8) Perkasie, Pa.      -   Perkasie Branch - owned

ITEM 3.  LEGAL PROCEEDINGS

         The information required by Item 3 is incorporated by reference to Note 15 - Commitments and Contingencies, to the Consolidated Financial Statements, appearing on page 38 of the Annual Report to Shareholders which is attached as
Exhibit 13.1.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

         The Corporation had 677 shareholders of record as of March 23, 1998; however, the Corporation believes, based on the number of annual reports and proxy statements requested by nominee holders of the Corporation's Common Stock, that the number of beneficial holders exceeds 831. The other information required by Item 5 is incorporated by reference to the information appearing under the caption "Stock Information" on page 42 of the Annual Report to Shareholders which is attached as Exhibit 13.1.

ITEM 6.  SELECTED FINANCIAL AND OTHER DATA

         The information required by Item 6 is incorporated by reference to the information appearing under the caption "Selected Financial and Other Data" on page 27 of the Annual Report to Shareholders which is attached as Exhibit 13.1.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The information required by Item 7 is incorporated by reference to the information appearing under the caption "Management's Discussion and Analysis" on pages 7 to 26 of the Annual Report to Shareholders which is attached as
Exhibit 13.1.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by Item 7A is incorporated by reference to the information appearing under the caption "Interest Rate Sensitivity" on pages 24 and 25 of the Annual Report to Shareholders which is attached as Exhibit 13.1.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 8 and the auditor's report are incorporated by reference to the Corporation's consolidated financial statements, on pages 28 to 42 of the Annual Report to Shareholders which is attached as Exhibit 13.1.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item, relating to directors, executive officers, control persons is set forth in the sections captioned "Executive Officers of the Registrant" of the Registrant's definitive Proxy Statement to be used in connection with the 1998 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

         Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Registrant believes that during the period January 1, 1997 through December 31, 1997, its officers and directors were in compliance with all filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Proxy Statement to be used in connection with the 1998 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required by Item 12 is incorporated by reference to the information appearing under the caption "Securities Ownership of Management" in the Proxy Statement to be used in connection with the 1998 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference to the information appearing under the caption "Related Transactions" in the Proxy Statement to be used in connection with the 1998 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a)      1.  Financial Statements

         The consolidated financial statements to be included in Part II, Item 8 are incorporated by reference to the 1997 Annual Report to Shareholders, at pages 28 through 42, which is attached as Exhibit 13.1.

         2.  Financial Statement Schedules

         All schedules applicable to the Registrant are shown in the respective financial statements or in the notes thereto included in the 1997 Annual Report to Shareholders which is attached as Exhibit 13.1.

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

          13.1-   Excerpts from the 1997 Annual Report to Shareholders.

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

                                       QNB Corp.
         March 24, 1998
                                       BY:
                                          /s/ Thomas J. Bisko
                                          --------------------------------------
                                          Thomas J. Bisko
                                          President and
                                          Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Bisko                 President, Chief      March 24,1998
----------------------------        Executive Officer
    Thomas J. Bisko                 and Director

/s/ Robert C. Werner                Vice President        March 24, 1998
 ---------------------------
    Robert C. Werner

/s/ Bret H. Krevolin                Chief                 March 24, 1998
----------------------------        Accounting Officer
    Bret H. Krevolin

/s/ Norman L. Baringer              Director              March 24, 1998
----------------------------
    Norman L. Baringer

/s/ Kenneth F. Brown Jr.            Director              March 24, 1998
----------------------------
   Kenneth F. Brown Jr.

/s/ Dennis Helf                     Director              March 24, 1998
----------------------------
    Dennis Helf

 /s/ Gary S. Parzych
 ---------------------------       Director              March 24, 1998
    Gary S. Parzych

/s/ Donald T. Knauss               Director              March 24, 1998
----------------------------
    Donald T. Knauss

/s/ Charles M. Meredith, III       Director              March 24, 1998
----------------------------
    Charles M. Meredith, III

/s/ Henry L. Rosenberger           Director              March 24, 1998
----------------------------
    Henry L. Rosenberger

/s/ Edgar L. Stauffer              Director              March 24, 1998
----------------------------
    Edgar L. Stauffer

QNB CORP.

FORM 10-K

FOR YEAR ENDED DECEMBER 31, 1997

EXHIBIT INDEX


Exhibit

13.1    Excerpts from the 1997 Annual Report to Shareholders

21.1    Subsidiaries of the Registrant

23.1    Consent of KPMG Peat Marwick LLP

23.2    Independent Auditor's Report and Consent of Coopers & Lybrand LLP