Form 10-Q
period 1998-03-31
QNB CORP
filed 1998-05-15
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________ to _________


                         Commission file number 0-17706
                                                -------

                                    QNB Corp.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Pennsylvania                                    23-2318082
---------------------------------                    -------------------
(State or Other Jurisdiction                          (I.R.S. Employer
of Incorporation or Organization)                    Identification No.)


                10 North Third Street, Quakertown, PA 18951-9005
              ---------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code (215)538-5600
                                                   -------------

                                 Not Applicable
    -------------------------------------------------------------------------
    Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report.

         Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at May 14, 1998
-----------------------------                    ---------------------------
Common Stock, par value $1.25                               1,431,240

                            QNB CORP. AND SUBSIDIARY

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1998


                                      INDEX


                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS                                                PAGE

        Consolidated Statements of Income for Three
                 Months Ended March 31, 1998 and 1997..........................1

        Consolidated Balance Sheets at March 31, 1998
                 and December 31, 1997.........................................2

        Consolidated Statements of Cash Flows for Three
                 Months Ended March 31, 1998 and 1997..........................3

        Notes to Consolidated Financial Statements.............................4


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                 OPERATIONS AND FINANCIAL CONDITION............................6


                           PART II - OTHER INFORMATION


        OTHER INFORMATION.................................................... 18

CONSOLIDATED STATEMENTS OF INCOME

                                                          (in thousands, except share data)
                                                                     (unaudited)
Three Months Ended March 31,                                       1998        1997
---------------------------                                       ------      ------

Interest Income
Interest and fees on loans .................................      $3,625      $3,465
Interest and dividends on investment securities:
    Taxable ................................................       1,625       1,424
    Tax-exempt .............................................         140         130
Interest on Federal funds sold .............................          65          44
                                                                  ------      ------
         Total interest income .............................       5,455       5,063
                                                                  ------      ------
Interest Expense
Interest on deposits
    NOW accounts ...........................................         143         165
    Money market accounts ..................................         235         231
    Savings ................................................         198         190
    Time ...................................................       1,392       1,295
    Time over $100,000 .....................................         277         211
Interest on short-term borrowings ..........................          75          70
                                                                  ------      ------
         Total interest expense ............................       2,320       2,162
                                                                  ------      ------
         Net interest income ...............................       3,135       2,901
Provision for loan losses ..................................         100         100
                                                                  ------      ------
         Net interest income after provision for loan losses       3,035       2,801
                                                                  ------      ------
Non-Interest Income
Fees for services to customers .............................         259         269
Mortgage servicing fees ....................................          42          45
Net gain on investment securities available-for-sale .......          68         160
Net gain on sale of loans ..................................          54          34
Other operating income .....................................         190         119
                                                                  ------      ------
         Total non-interest income .........................         613         627
                                                                  ------      ------
Non-Interest Expense
Salaries and employee benefits .............................       1,361       1,351
Net occupancy expense ......................................         156         163
Furniture and equipment expense ............................         157         187
Marketing expense ..........................................          64          59
Supplies expense ...........................................          43          50
Professional fees ..........................................          32          49
Insurance expense ..........................................          24          27
Other real estate owned expense ............................          46          35
Other expense ..............................................         385         358
                                                                  ------      ------
         Total non-interest expense ........................       2,268       2,279
                                                                  ------      ------
    Income before income taxes .............................       1,380       1,149
Provision for income taxes .................................         403         328
                                                                  ------      ------
    Net Income .............................................      $  977      $  821
                                                                  ======      ======
    Net Income Per Share - Basic ...........................      $  .68      $  .58
                                                                  ======      ======
    Net Income Per Share - Diluted .........................      $  .68      $  .57
                                                                  ======      ======
    Cash Dividends Per Share ...............................      $  .18      $  .16
                                                                  ======      ======

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS


                                                                    (in thousands)
                                                                     (unaudited)
                                                              March 31,     December 31,
                                                                 1998            1997
                                                              ---------     ------------
Assets
Cash and due from banks ................................      $  11,740       $  12,574
Federal funds sold .....................................         10,247           2,022
Investment securities
    available-for-sale .................................         73,754          75,920
    held-to-maturity (market value $40,872 and $40,713)          40,491          40,400
Total loans, net of unearned income of $425 and $448 ...        171,677         167,720
    Allowance for loan losses ..........................         (2,787)         (2,670)
                                                              ---------       ---------
         Net loans .....................................        168,890         165,050
Premises and equipment, net ............................          4,103           4,066
Other real estate owned ................................            822           1,564
Accrued interest receivable ............................          1,921           2,007
Other assets ...........................................          2,201           2,169
                                                              ---------       ---------
Total assets ...........................................      $ 314,169       $ 305,772
                                                              =========       =========
Liabilities
Deposits
    Demand, non-interest-bearing .......................      $  35,708       $  38,692
    NOW accounts .......................................         42,461          42,176
    Money market accounts ..............................         32,769          32,520
    Savings ............................................         38,358          36,629
    Time ...............................................        103,307         101,447
    Time over $100,000 .................................         20,808          15,702
                                                              ---------       ---------
         Total deposits ................................        273,411         267,166
Short-term borrowings ..................................         11,308          10,342
Accrued interest payable ...............................          1,153           1,057
Other liabilities ......................................          1,612           1,375
                                                              ---------       ---------
Total liabilities ......................................        287,484         279,940
                                                              =========       =========
Commitments and contingencies

Shareholders' Equity
Common stock, par value $1.25 per share;
    authorized 5,000,000 shares; issued 1,431,240 shares          1,789           1,789
Surplus ................................................          4,369           4,369
Retained earnings ......................................         19,521          18,801
Accumulated other comprehensive income .................          1,006             873
                                                              ---------       ---------
Total shareholders' equity .............................         26,685          25,832
                                                              ---------       ---------
Total liabilities and shareholders' equity .............      $ 314,169       $ 305,772
                                                              =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                      (in thousands)
                                                                                                       (unaudited)
Three Months Ended March 31,                                                                       1998           1997
                                                                                                 --------       --------
Operating Activities
  Net income ..............................................................................      $    977       $    821
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses .............................................................           100            100
    Depreciation and amortization .........................................................           100            124
    Securities gains ......................................................................           (68)          (160)
    Net gain on sale of loans .............................................................           (54)           (34)
    Net gains on sales or writedowns of other real estate owned ...........................           (41)            (1)
    Deferred income tax provision .........................................................           (23)           (29)
    Change in income taxes payable ........................................................           419            346
    Net decrease (increase) in interest and dividends receivable ..........................            86           (248)
    Net amortization of premiums and discounts ............................................            (1)             8
    Net increase in interest payable ......................................................            96             97
    Increase in other assets ..............................................................          (142)          (226)
    Decrease in other liabilities .........................................................          (117)           (44)
                                                                                                 --------       --------
    Net cash provided by operating activities .............................................         1,332            754
                                                                                                 --------       --------
Investing Activities
  Proceeds from maturities and calls of investment securities
    available-for-sale ....................................................................         9,222          4,060
    held-to-maturity ......................................................................         3,082            785
  Proceeds from sales of investment securities
    available-for-sale ....................................................................         5,114          3,467
  Purchase of investment securities
    available-for-sale ....................................................................       (11,906)       (14,105)
    held-to-maturity ......................................................................        (3,167)          (995)
  Net increase in Federal funds sold ......................................................        (8,225)           (86)
  Proceeds from sales of student loans ....................................................           211          1,126
  Proceeds from sales of residential mortgages ............................................         2,051            325
  Originations of residential mortgages held-for-sale .....................................        (1,631)          (327)
  Net increase in loans ...................................................................        (4,516)        (3,440)
  Net purchases of premises and equipment .................................................          (138)           (16)
  Proceeds from the sale of other real estate owned .......................................           783            221
                                                                                                 --------       --------
    Net cash used by investing activities .................................................        (9,120)        (8,985)
                                                                                                 --------       --------
Financing Activities
  Net decrease in non-interest-bearing deposits ...........................................        (2,984)          (145)
  Net increase in interest-bearing deposits ...............................................         9,229          6,105
  Net increase in short-term borrowings ...................................................           966          1,662
  Cash dividends paid .....................................................................          (257)          (228)
  Proceeds from issuance of common stock ..................................................          --               30
                                                                                                 --------       --------
    Net cash provided by financing activities .............................................         6,954          7,424
                                                                                                 --------       --------
    Decrease in cash and cash equivalents .................................................          (834)          (807)
    Cash and cash equivalents at beginning of year ........................................        12,574         12,459
                                                                                                 --------       --------
    Cash and cash equivalents at end of period ............................................      $ 11,740       $ 11,652
                                                                                                 ========       ========
Supplemental Cash Flow Disclosures
  Interest paid ...........................................................................      $  2,224       $  2,065
  Income taxes paid .......................................................................          --             --
  Non-Cash Transactions
    Change in net unrealized holding gains (losses), net of taxes, on investment securities           133           (622)


The accompanying notes are an integral part of the consolidated financial statements.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 1998 AND 1997, AND DECEMBER 31, 1997
                                   (Unaudited)


1. REPORTING AND ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of QNB Corp. and its wholly owned subsidiary, The Quakertown National Bank, (QNB). All significant intercompany accounts and transactions are eliminated in the consolidated statements.

The consolidated balance sheet as of March 31, 1998, as well as the respective statements of income and cash flows for the three month period ended March 31, 1998 and 1997, are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in QNB's 1997 Annual Report incorporated in the Form 10-K.

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

2. PER SHARE DATA

The following sets forth the computation of basic and diluted earnings per share (share and per share data are not in thousands):

                                                         For the Three Months
                                                           Ended March 31,
                                                         1998            1997
                                                      ----------      ----------

Numerator for basic and diluted earnings......        $      977      $      821
  per share-net income

Denominator for basic earnings per share-
  Weighted average shares outstanding.........         1,431,240       1,426,709

Effect of dilutive securities-employee
  Stock options...............................             7,845           5,690

Denominator for diluted earnings per
  share- adjusted weighted average
  shares outstanding..........................         1,439,085       1,432,399

Earnings per share-basic......................        $      .68      $      .58
Earnings per share-diluted....................        $      .68      $      .57

3. COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the inclusion of comprehensive income, either in a separate statement, or as part of a combined statement of income and comprehensive income in a full set of general-purpose financial statements.

Comprehensive income is defined as the change in equity of a business entity during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For QNB, the primary component of comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the period (net of the income tax effect):

Unrealized holding gains arising during the period on securities held at March 31, 1998...         $   166
Reclassification adjustment equal to beginning unrealized for all sold securities ........             (30)
                                                                                                   -------
     Net change in unrealized during the period ..........................................             133
Unrealized, beginning of period ..........................................................             873
                                                                                                   -------
Unrealized, end of period ................................................................         $ 1,006


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

In addition to historical information, this management discussion and analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q filed by the Corporation in 1998, and any Current Reports on Form 8-K filed by the Corporation.


RESULTS OF OPERATIONS

QNB recorded record earnings of $977,000 or $.68 per share on a diluted basis for the three month period ending March 31, 1998. This represents a 19.0 percent increase from net income of $821,000 or $.57 per share-diluted reported for the first quarter of 1997.

Continued improvement in core operating income accounted for most of the increase in net income. Net interest income which represents interest income, dividends, and fees on earning assets, less interest expense incurred on funding sources, increased 8.1 percent to $3,135,000 for the quarter ending March 31, 1998 as compared to $2,901,000 for the period ending March 31, 1997. Significant growth in average earning assets accounts for most of the improvement in net interest income. Average earning assets increased 7.8 percent when comparing the two quarters. Also positively impacting net interest income was a slight increase in the net interest margin from 4.65 percent to 4.67 percent.

Non-interest income declined $14,000 or 2.2 percent and non-interest expense declined $11,000 or .5 percent when comparing the two periods. Contributing to the results during the first quarter of 1998 were pre-tax gains on the sale of loans, securities and other real estate owned of $164,000. This compares to pre-tax gains of $196,000 during the first quarter of 1997.

Return on average assets was 1.31 percent and 1.19 percent while the return on average equity was 15.63 percent and 14.50 percent for the quarters ending March 31, 1998 and 1997, respectively.


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

Net interest income for the three months ended March 31, 1998 was $3,135,000 compared to $2,901,000 for the period ending March 31, 1997. A 7.8 percent increase in average earning assets and a 2 basis point increase in the net interest margin contributed to the increase in net interest income between the periods. The yield on earning assets on a fully taxable equivalent basis was
7.99 percent for the first quarter of 1998 versus 7.98 percent for the first quarter of 1997, while the rate paid on interest-bearing liabilities was 3.89 percent and 3.88 percent for the same periods. The net interest margin on a fully taxable equivalent basis for the three month period ended March 31, 1998 was 4.67 percent compared to 4.65 percent for the same period in 1997.

The slightly higher yield on earning assets is a result of an increase in the yield on investment securities. The yield on investment securities increased to
6.73 percent from 6.59 percent while the yield on loans decreased slightly to
8.89 percent from 8.90 percent when comparing the three months ended March 31, 1998 to March 31, 1997. The increase in the yield on investments was primarily the result of the sale of approximately $9,000,000 in securities with a weighted average yield of 5.80 percent at the end of 1997 and the beginning of 1998. These funds were reinvested in higher yielding securities with slightly longer maturities. Approximately $2,675,000 was invested in ten year tax-exempt municipal securities. Average loans to average earning assets was 59.2 percent and 60.8 percent for the periods ending March 31, 1998 and 1997. This ratio declined despite a 5.0 percent increase in average loans.

The small increase in the rate paid on interest-bearing liabilities was primarily the result of higher rates on time deposits and short-term borrowings offset by lower rates on NOW and savings accounts. The average rate paid on time deposits increased 6 basis points while the rate paid on NOW and savings accounts decreased 33 basis points and 4 basis points, respectively. QNB lowered the rate paid on its interest-checking NOW accounts because these accounts are relatively insensitive to changes in interest rates and to partially offset higher rates paid on other more rate sensitive accounts. The yield on short-term borrowings, primarily cash management accounts, increased 58 basis points when comparing the two quarters. During the third quarter of 1997 QNB changed the rate structure on its cash management accounts to a tiered structure that pays a higher rate of interest on higher balances. This was done to compete with brokerage house and mutual fund money market products. Management expects the net interest margin to decline throughout the rest of 1998 as a result of lower yields on earning assets, particularly loans. Yields on loans will decline as existing commercial loan customers continue to seek to have their rates lowered. The extreme competition for loans is causing the pricing of loans to decline. If QNB can achieve its primary goals of loan growth and an increase in the loan-to-average earning asset ratio, the impact on interest income and the net interest margin of lower rates maybe lessened as QNB can generally yield more on its loans than it can on its investment securities. With regard to deposits, management anticipates that rates will remain near current levels as the competition for funding sources remains strong.


PROVISION FOR LOAN LOSSES

The provision for loan losses represents management's determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level considered adequate in relation to the risk of possible losses in the loan portfolio. Actual loan losses, net of recoveries, serve to reduce the allowance.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

PROVISION FOR LOAN LOSSES (Continued)

Management uses various tools to assess the adequacy of the allowance for loan losses. One tool is a methodology recommended by the Office of the Comptroller of the Currency. This methodology considers a number of relevant factors including: historical loan loss experience, the assigned risk rating of the credit, current and projected credit worthiness of the borrower, current value of the underlying collateral, levels of and trends in delinquencies and non-accrual loans, trends in volume and terms of loans, concentrations of credit and national and local economic trends and conditions. Other tools include ratio analysis and peer group analysis. The implementation of SFAS No. 118, as discussed below, also impacts the determination of the allowance for loan losses.

The provision for loan losses was $100,000 for both the first quarter of 1998 and 1997. QNB had a net recovery of $17,000 for the first quarter of 1998. This compares to a net charge-off in the first quarter of 1997 of $8,000. Management anticipates the provision for loan losses in 1998 will remain near 1997 levels despite the expected continuing improvement in asset quality. Anticipated loan growth will make any reduction in the provision for loan losses unlikely.

Non-performing assets (non-accruing loans, loans past due 90 days or more, and other real estate owned) continued their positive trend downward during the first quarter of 1998 and amounted to .74 percent of total assets at March 31, 1998. This compares to 1.19 percent at March 31, 1997 and .96 percent at December 31, 1997. Non-accrual loans were $1,172,000 and $2,180,000 at March 31, 1998 and 1997. Non-accrual loans at December 31, 1997 were $1,209,000. Other real estate owned was $822,000 at March 31, 1998 compared to $1,175,000 at March 31, 1997 and $1,564,000 at December 31, 1997. Management anticipates non-performing assets to continue to decline resulting from the sale of other real estate owned and through payments received on non-performing loans.

There were no restructured loans as of March 31, 1998, December 31, 1997 or March 31, 1997 as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for loan losses was $2,787,000 and $2,670,000 at March 31, 1998 and December 31, 1997, respectively. The ratio of the allowance to total loans was 1.62 percent and 1.59 percent for the respective periods. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

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

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

PROVISION FOR LOAN LOSSES (Continued)

At March 31, 1998 and 1997, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $1,098,000 and $2,086,000, respectively, of which $1,089,000 and $1,082,000 related to loans with no valuation allowance and $9,000 and $1,004,000 related to loans with a corresponding valuation allowance of approximately $9,000 and $197,000, respectively. Most of the loans identified as impaired are collateral-dependent.


NON-INTEREST INCOME

QNB, through its core banking business, generates various fees and service charges. Total non-interest income is composed of service charges on deposit accounts, mortgage servicing fees, gains on the sale of investment securities, gains on the sale of residential mortgages and student loans, and other miscellaneous fee income. Total non-interest income decreased $14,000 or 2.2 percent to $613,000 for the quarter ending March 31, 1998 when compared to March 31, 1997.

Fees for services to customers, the largest component of total non-interest income, is primarily comprised of service charges on deposit accounts. These fees decreased 3.7 percent, to $259,000 from $269,000, when comparing the two quarters. Charges related to a lower volume of overdrafts account for most of the decline.

To date, when QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. Mortgage servicing fees for the quarter ending March 31, 1998 were $42,000 which represents a $3,000 decline from the same period in 1997. The decrease in mortgage servicing fees for the quarter is a result of a
6.8 percent decline in the average balance of mortgages sold and serviced to $67,650,000. The decrease in the volume of mortgages serviced for others is a result of payments, both recurring and from refinances, outpacing the origination and sale of new residential mortgages. Management's decision to retain most 15 and some 20 year mortgages, which would have been sold in prior years has also reduced the amount of mortgages sold and serviced. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

The implementation of Statement of Financial Accounting Standards No. 125 (SFAS No. 125), also impacts the level of servicing income recorded. In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," was issued. This statement is effective for transactions entered into after December 31, 1996 and is required to be applied prospectively. This statement superceded SFAS No. 122 "Accounting for Mortgage Servicing Rights" which was effective January 1, 1996.

SFAS No. 125 requires an entity to recognize its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset or liability. The servicing asset or liability is to be amortized in proportion to and over the period of net servicing income or loss. The amortization of the servicing asset reduces the amount of servicing income recorded. Servicing assets and liabilities are to be assessed for impairment based on their fair value.

Gains on the sale of investment securities were $68,000 for the first quarter of 1998, compared to $160,000 for the first three months of 1997. QNB owns a small portfolio of marketable equity securities, bank stocks. During the first quarter of 1998 QNB sold a holding with a cost basis of $28,000 at a gain of $62,000. This compares to a similar sale during the first quarter of 1997 when QNB sold securities with a cost basis of

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

$329,000 for a gain of $159,000. During the first quarter of 1998 QNB sold approximately $5,000,000 in lower yielding agency securities at a gain of $6,000. These securities had a weighted average yield of 5.81 percent and were sold for both liquidity purposes and to reposition the portfolio. During the first quarter of 1997 QNB sold approximately $3,467,000 of available-for-sale agency debt securities at a gain of $1,000. This sale was also done for liquidity purposes. QNB historically experiences deposit outflows at the beginning of the year.

QNB recorded a gain of $54,000 on the sale of loans during the first quarter of 1998. This compares to a $34,000 gain for the same period in 1997. The sale of residential mortgages and the sale of student loans accounts for $52,000 and $2,000 of the gains, respectively in 1998. For the same period in 1997 the sale of residential mortgage loans accounted for $6,000 of the gain while the sale of student loans represented $28,000 of the gain. QNB sold approximately $209,000 and $1,098,000 in student loans during the first quarter of 1998 and 1997. The bulk of the student loan sales in 1998 occurred in April at a gain of $33,000.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. The larger gain in 1998 is a result of both events. Proceeds from the sale of residential mortgages was approximately $2,051,000 and $325,000 during the first quarter of 1998 and 1997. Declining interest rates during the first quarter presented an opportunity for many borrowers to refinance their mortgages at lower rates. This provided an opportunity for QNB to originate and sell more mortgages. As of March 31, 1998 QNB had approximately $1,243,000 in mortgage loans classified as held for sale. These loans are accounted for at lower of cost or market.

Other operating income increased $71,000 to $190,000 when comparing the three month periods ending March 31, 1998 and 1997. The gain on the sale of other real estate owned accounts for $39,000 of the increase; while the recognition of rental income on other real estate owned contributed $11,000 of the increase. Check card and ATM interchange income increased $10,000 and $5,000, respectively.


NON-INTEREST EXPENSE

Non-interest expense includes salaries and employee benefits, net occupancy expense, furniture and equipment expense, marketing expense, supplies expense, professional fees expense, insurance expense, other real estate owned expense, and various other operating expenses. Total non-interest expense of $2,268,000 for the quarter ending March 31, 1998 represents a decrease of $11,000 or .5 percent from levels reported in the first quarter of 1997.

Salaries and benefits, the largest component of non-interest expense, increased $10,000 or .7 percent to $1,361,000 for the quarter ending March 31, 1998 compared to the same quarter in 1997. Salaries expense increased $4,000 or .4 percent during the period to $1,059,000 while benefits expense increased $6,000 or 2.0 percent to $302,000. Included in salary expense during the period ended March 31, 1997 was $27,000 in severance expense. Excluding this item salary expense increased $31,000 or 3.0 percent. An increase in the accrual for retirement plan expense accounts for the increase in benefits expense.

Net occupancy expense decreased $7,000 or 4.3 percent while furniture and equipment expense decreased $30,000 or 16.0 percent when comparing the three month periods ending March 31, 1998 and 1997, respectively.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (Continued)

Lower utility costs, due to the relatively mild winter account for the decline in net occupancy expense. The significant decrease in furniture and equipment expense is the result of lower depreciation expense of $23,000 and equipment maintenance expense of $8,000. QNB uses an accelerated method of depreciation on its furniture and equipment. This provides for higher expense in the earlier years of an asset's life. QNB has purchased relatively little furniture and equipment during the past three years. These smaller amounts of purchases along with lower depreciation expense as an asset ages, account for the decline in depreciation expense. Depreciation expense is anticipated to increase during the year as QNB invests in new computer technology and as older equipment is replaced. The decrease in equipment maintenance expense relates to the removal of some older equipment from maintenance agreements.

Supplies expense decreased $7,000 or 14.0 percent to $43,000 for the quarter ending March 31, 1998. This improvement is a function of better expense control through a competitive bid process and the timing of purchases. In addition, QNB has replaced many of its purchased forms, which are expensive, with documents printed from a desktop printer.

Professional fees decreased $17,000 or 34.7 percent when comparing the quarters ending March 31, 1998 and 1997. Less reliance on legal counsel for loan workout situations resulting from the improvement in asset quality along with the reimbursement of some previously expensed legal costs account for the decline. Other real estate owned expense increased $11,000 to $46,000 when comparing the first quarter of 1998 to the same quarter of 1997. The higher amount in 1998 relates to the payment of real estate taxes on several properties as well as the cost of repairs on one property. Management anticipates other real estate expense to decline during the year as the costs associated with these properties are eliminated as they are sold.

Total other expense for the three months ending March 31, 1998 was $385,000, an increase of $27,000 or 7.5 percent over the same period in 1997. The amortization of the deposit premium relating to the acquisition completed during the fourth quarter of 1997 accounts for $13,000 of the increase. Increases in postage expense, directors fees, check printing costs and appraisal costs were partially offset by declines in check card expense and fraud losses. Other expense in the first quarter of 1997 included costs related to the startup and distribution of the check card.


INCOME TAXES

Applicable income taxes and effective tax rates were $403,000 or 29.2 percent for the three month period ending March 31, 1998, and $328,000 or 28.6 percent for the same period in 1997. The slightly higher effective tax rate in 1998 compared to 1997 is a function of higher taxable income and the relationship between tax-exempt income to total income before taxes.

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 1998 QNB's net deferred tax asset was $319,000. A deferred tax asset of $699,000 relating to the allowance for loan losses was partially offset by a deferred tax liability of $518,000 resulting from the SFAS No.115 adjustment for available-for-sale investment securities. As of March 31, 1997 QNB's net deferred tax asset was $1,082,000 of which $668,000 related to the allowance for loan losses and $263,000 resulted from the SFAS No. 115 adjustment.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

BALANCE SHEET ANALYSIS

The Balance Sheet Analysis reviews average balance sheet data for the three months ended March 31, 1998 and 1997, as well as the period ending balances as of March 31, 1998 and December 31, 1997.

Average earning assets for the three month period ended March 31, 1998 increased $20,587,000 or 7.8 percent to $283,539,000 from $262,952,000 for the quarter ending March 31, 1997. Average loans and average investments increased $8,009,000 and $10,962,000, respectively while Federal funds sold increased $1,644,000. The increase in average loans is a result of the business development program developed over the past couple of years, competitive pricing and participation relationships with other local community banks. Average commercial loans increased $6,371,000 and average residential mortgage loans increased $1,039,000. The increase in commercial loans is primarily in the area of commercial and industrial loans. Although a certain amount of these loans are considered unsecured, the majority are secured by non-real estate collateral such as equipment, vehicles, accounts receivable and inventory. The growth in the residential mortgage portfolio is a result of increased mortgage originations spurred by the refinancing resulting from lower interest rates. QNB's decision to retain in portfolio more residential mortgage loans also positively impacted the balance of the portfolio.

The growth in average earning assets was primarily funded by increased interest-bearing deposits, principally time deposits. Average interest-bearing deposits increased $16,252,000 or 7.5 percent while non-interest bearing deposits increased $4,503,000 or 16.7 percent when comparing the two quarters. Average time deposits increased $10,692,000 while average NOW accounts and savings accounts increased $2,831,000 and $1,990,000, respectively. The purchase of approximately $6,800,000 in deposits from First Lehigh Bank contributed to the increase in total deposits. A significant portion of the increase in time deposits were accounts with balances over $100,000. These average balances increased $4,586,000. Attractive rates on these products compared to rates on money market accounts contributed to the increase. These deposits tend to have short maturities. Average shareholders' equity increased $2,391,000 to $25,356,000.

Total assets at March 31, 1998 were $314,169,000, compared with $305,772,000 at December 31, 1997, an increase of 2.8 percent for the quarter. Total deposits increased from $267,166,000 at December 31, 1997 to $273,411,000 at March 31,
1998. This trend is encouraging as QNB historically has experienced deposit run-off during the first half of the year. The increase in assets from December 31, 1997 to March 31, 1998 is primarily centered in Federal funds sold and loans which increased $8,225,000 and $3,957,000, respectively during the period. Total investment securities decreased $2,075,000 during the quarter. The higher balance of Federal funds sold at March 31, 1998 is in response to the increase in short-term $100,000 time deposits as well as the increase in balances held by abstract companies who clear mortgage settlements through QNB. These deposits tend to be short-term in nature. Total time deposits increased $6,966,000, with time deposits over $100,000 increasing $5,106,000. Savings accounts increased $1,729,000 while non-interest bearing deposits declined by $2,984,000 from December 31, 1997 to March 31, 1998.

At March 31, 1998 the fair value of investment securities available-for-sale was $73,754,000 or $1,525,000 above the amortized cost of $72,229,000. This compares to a fair value of $75,920,000 or $1,323,000 above the amortized cost of $74,597,000 at December 31, 1997. An unrealized holding gain, net of taxes, of $1,006,000 and $873,000 was recorded as an increase to shareholders' equity at March 31, 1998 and December 31, 1997. Falling interest rates as well as continued price appreciation in the stock market contributed to the increase in the fair value of the investment portfolio.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

BALANCE SHEET ANALYSIS (Continued)

The available-for-sale portfolio had a weighted average maturity of approximately 5 years and 5 months and 5 years at March 31, 1998 and December 31, 1997, respectively. The weighted average maturity is based on the stated contractual maturity of all securities except for mortgage-backed securities which are based on estimated average life. The maturity of the portfolio may be shorter because of call features in many debt securities and because of prepayments on mortgage-backed securities. The interest rate sensitivity analysis reflects the expected maturity distribution of the securities portfolio based upon estimated call dates and anticipated cash flows assuming management's most likely interest rate environment. The expected weighted average life of the available-for-sale portfolio was 2 years and 1 month at March 31, 1998 and 1 year and 10 months at December 31, 1997, based on these assumptions. The slight extension of the expected average life of the portfolio is a result of the sale of some shorter maturity securities, the pre-funding of some callable securities and the reinvestment of these funds into securities with slightly longer maturities and call dates.

Investment securities held-to-maturity are reported at amortized cost. As of March 31, 1998 and December 31, 1997, QNB had securities classified as held-to-maturity with an amortized cost of $40,491,000 and $40,400,000 and a market value of $40,872,000 and $40,713,000, respectively. The held-to-maturity portfolio had a weighted average maturity of approximately 3 years and 6 months and 2 years and 10 months at March 31, 1998 and December 31, 1997. The increase in the average maturity is a result of the purchase of approximately $2,675,000 of ten year tax-exempt municipal securities.


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

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale were $98,365,000 and $91,915,000 at March 31, 1998 and December 31, 1997. These sources were adequate to meet seasonal deposit withdrawals during the first quarter of 1998 and should be adequate to meet normal fluctuations in loan demand and or deposit withdrawals. Approximately $35,163,000 and $36,510,000 of available-for-sale securities at March 31, 1998 and December 31, 1997 were pledged as collateral for repurchase agreements, public deposits and other deposits as provided by law. The Bank is currently in the process of applying for membership in the Federal Home Loan Bank. This would provide QNB with an additional source of liquidity through the ability to borrow both short-term and longer term funds from the Federal Home Loan Bank. Approval is expected during the third quarter of 1998.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. QNB's cash and cash equivalents decreased $834,000 to $11,740,000 at March 31, 1998. This compares to a $807,000 decrease during the first three months of 1997. After adjusting net income for non-cash transactions, operating activities provided $1,332,000 in cash flow in the first three months of 1998, compared to $754,000 in the same period of 1997. Higher net income along with the change in accrued interest receivable account for most of the difference between the periods.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY (Continued)

Net cash used by investing activities was $9,120,000 during the first quarter of 1998. The $8,225,000 increase in Federal funds sold was the largest factor. Loan growth also was an investing activity that used cash. Proceeds from the sale, maturity and call of securities of $17,418,000 exceeded the cost of the purchase of securities of $15,073,000 and was a net provider of cash. Proceeds from the sale of other real estate owned was also a provider of cash. Net cash used by investing activities was $8,985,000 during the first three months of 1997. This resulted largely from the purchase of investment securities exceeding sales and maturities by $6,788,000 and a net increase in loans of $3,440,000. The sale of one other real estate owned property provided $221,000 in cash.

Net cash provided by financing activities of $6,954,000 during the first quarter of 1998 was the result of an increase in interest-bearing deposits, primarily time deposits. A reduction in non-interest bearing deposits was a use of cash during the period. Net cash provided by financing activities of $7,424,000 during the first three months of 1997 was the result of an increase in both interest-bearing deposits, primarily time deposits, and short-term borrowings of $6,105,000 and $1,662,000, respectively.


CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB's shareholders' equity at March 31, 1998 was $26,685,000 or 8.49 percent of total assets compared to shareholders' equity of $25,832,000 or 8.45 percent at December 31, 1997. Shareholders' equity at March 31, 1998 includes a positive adjustment of $1,006,000 related to unrealized holding gains, net of taxes, on investment securities available-for-sale, while shareholders' equity at December 31, 1997 includes a positive adjustment of $873,000. Without these adjustments shareholders' equity to total assets would have been 8.17 percent and 8.16 percent at March 31,1998 and December 31, 1997.

Shareholders' equity averaged $25,356,000 for the first three months of 1998 and $23,886,000 during all of 1997, an increase of 6.2 percent. The ratio of average total equity to average total assets improved to 8.41 percent for 1998, compared to 8.27 percent for 1997. The increase in the equity to asset ratio is a function of significantly higher net income, an increase in capital retention despite increasing the cash dividend in both 1998 and 1997 and modest growth in average assets.

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

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based and 4.00 percent for leverage. Under the requirements, QNB has a Tier I capital ratio of 13.62 percent and 13.49

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

CAPITAL ADEQUACY (Continued)

percent, a total risk-based ratio of 14.88 percent and 14.74 percent and a leverage ratio of 8.37 percent and 8.23 percent at March 31, 1998 and December 31, 1997, respectively.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At March 31, 1998 and December 31, 1997 QNB met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively and a Tier I leverage ratio of 5.00 percent.


INTEREST RATE SENSITIVITY

Since the assets and liabilities of QNB have diverse repricing characteristics that influence net interest income, management analyzes interest sensitivity through the use of gap analysis and simulation models. Interest rate sensitivity management seeks to minimize the effect of interest rate changes on net interest margins and interest rate spreads, and to provide growth in net interest income through periods of changing interest rates. The Asset/Liability Management Committee (ALCO) is responsible for managing interest rate risk and for evaluating the impact of changing interest rate conditions on net interest income.

Gap analysis measures the difference between volumes of rate-sensitive assets and liabilities and quantifies these repricing differences for various time intervals. Static gap analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income since changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously. Interest rate sensitivity analysis also involves assumptions on certain categories of assets and deposits. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow. Savings accounts, including passbook, statement savings, money market, and NOW accounts, do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. This may impact QNB's margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. A positive gap results when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities. A negative gap results when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets.

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At March 31, 1998, interest-earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $110,129,000. Interest-sensitive liabilities scheduled to mature or reprice within one year were $115,972,000. The one year cumulative gap, which reflects QNB's interest sensitivity over a period of time, was a negative $5,843,000 at March 31, 1998. The cumulative one-year gap equals 1.99 percent of total earning assets. This negative or liability sensitive gap will generally benefit QNB in a falling interest rate environment, while rising interest rates could negatively impact QNB.

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management's assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or repricing characteristics of the balance sheet. The

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

INTEREST RATE SENSITIVITY (Continued)

assumptions are based on what management believes at that time to be the most likely interest rate environment. Management also evaluates the impact of higher and lower interest rates.

Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies. Based on management's estimate of balance sheet growth and composition and interest rates for the next year, net interest income for the next twelve months is expected to increase compared to the prior twelve months. The projected increase in net interest income is primarily the result of forecasted growth in total assets and a change in the composition of earning assets, with the loan to earning assets ratio increasing. These factors will be partially offset by a slight decrease in the net interest margin.

If interest rates are 100 basis points lower than management's most likely interest rate environment, the simulation model projects net interest income for the next twelve months to slightly exceed the most likely scenario. Conversely, if interest rates were 100 basis points higher, net interest income for the most likely scenario would decline slightly. These results are consistent with the results of the gap analysis described above.

Management believes that the assumptions utilized in evaluating the vulnerability of QNB's net interest income to changes in interest rates approximate actual experience; however, the interest rate sensitivity of QNB's assets and liabilities as well as the estimated effect of changes in interest rates on net interest income could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based.

In the event QNB should experience a mismatch in its desired gap ranges or an excessive decline in its net interest income subsequent to an immediate and sustained change in interest rates, it has a number of options which it could utilize to remedy such a mismatch. QNB could restructure its investment portfolio through sale or purchase of securities with more favorable repricing attributes. It could also emphasize loan products with appropriate maturities or repricing attributes, or it could attract deposits or obtain borrowings with desired maturities.

The nature of QNB's current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At March 31, 1998, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over a twelve month period, under alternative interest rate scenarios.



Change in Interest Rates       Net Interest Income           Dollar Change                Percent Change
------------------------       -------------------           -------------                --------------
+300 Basis Points                    $11,751                    $(1,084)                      (8.45)%
+200 Basis Points                     12,136                       (699)                      (5.45)
+100 Basis Points                     12,519                       (316)                      (2.46)
FLAT RATE                             12,835                         --                          --
-100 Basis Points                     13,207                        372                        2.90
-200 Basis Points                     13,322                        487                        3.79
-300 Basis Points                     13,282                        447                        3.48


                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

IMPACT OF YEAR 2000

QNB is currently in the process of addressing the challenge that faces all users of automated systems, including information systems. Many computer systems process transactions based on two digits representing the year of transaction, rather than a full four digits. These computer systems may not operate properly when the last two digits become "00", as will occur on January 1, 2000. The problem could affect a wide variety of automated information systems, such as mainframe applications, personal computers, communication systems, environmental systems and other information systems.

At the beginning of 1997, QNB developed a five phase plan to address the year 2000 issue. These phases are Awareness, Assessment, Renovation, Validation and Implementation. The Awareness phase included the establishment of a team of employees, including executive management, and the development of strategies to make employees and customers aware of the situation. The Assessment phase included the identification of areas of operations critical for the delivery of products and services. This phase also included the inventory of all hardware and software applications and the identification of customer and vendor interdependencies. The majority of the programs and applications used by QNB are purchased from outside vendors. The vendors providing the software are responsible for maintenance of the systems and modifications to enable uninterrupted usage after December 31, 1999. These two phases have been completed.

The Renovation phase includes vendor certification, code enhancement, and hardware and software upgrades as needed. The vendor of QNB's core operating system has informed management that changes are approximately 95 percent complete and that certification of compliance should be received by June, 1998. The Validation phase includes testing of all of the impacted applications, both internally developed and third party provided. Testing of the systems has begun and will continue throughout 1998. Contingency plans, if any are needed, will be developed during 1998 to address any shortcomings that are identified. The Implementation phase includes incorporating all changes, achieving certification of year 2000 compliance and implementing contingency plans, if necessary. QNB's plan also includes reviewing any potential risks associated with the loan and investment portfolios due to the year 2000 issue. QNB's goal is to have the plan complete and be fully compliant by December 31, 1998.

Based on the currently available information, management does not anticipate that the cost to address year 2000 issues will have an impact on QNB's financial condition, results of operations, liquidity or capital resources. A significant portion of the anticipated costs are not expected to be incremental, but rather will represent the redeployment of existing information technology resources.


OTHER ITEMS

Management is not aware of any current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on QNB's results of operations.

                            QNB CORP. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                                 MARCH 31, 1998


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



                                                        QNB Corp.




Date:  May 14, 1998                                     By:
       ------------
                                                        /s/ Thomas J. Bisko
                                                        ------------------------
                                                        Thomas J. Bisko
                                                        President/CEO


Date:  May 14, 1998                                     By:
       ------------
                                                        /s/ Robert C. Werner
                                                        ------------------------
                                                        Robert C. Werner
                                                        Vice President


Date:  May 14, 1998                                     By:
       ------------
                                                        /s/ Bret H. Krevolin
                                                        ------------------------
                                                        Bret H. Krevolin
                                                        Chief Accounting Officer