Form 10-Q
period 1998-06-30
QNB CORP
filed 1998-08-13
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998


                                       OR

     [ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _______________ to __________________



                         Commission file number 0-17706
                         -------------------------------


                                    QNB Corp.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Pennsylvania                                23-2318082
     ---------------------------           -----------------------------------
     (State or Other Jurisdiction          (I.R.S. Employer Identification No.)
    of Incorporation or Organization)


    10 North Third Street, Quakertown, PA              18951-9005
    --------------------------------------------      -----------
    (Address of Principal Executive Offices)           (Zip Code)


        Registrant's Telephone Number, Including Area Code (215)538-5600
        ----------------------------------------------------------------


                                 Not Applicable
     ---------------------------------------------------------------------
      Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report.

     Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                        Outstanding at July 10, 1998
-----------------------------                     ----------------------------
Common Stock, par value $1.25                               1,431,912

                            QNB CORP. AND SUBSIDIARY

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1998


                                      INDEX


                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS                                PAGE

                    Consolidated  Statements  of Income for
                    Three and Six Months Ended June 30, 1998
                    and 1997                                            1

                    Consolidated Balance Sheets at June 30, 1998
                    and December 31, 1997                               2

                    Consolidated Statements of Cash Flows for Six
                    Months Ended June 30, 1998 and 1997                 3

                    Notes to Consolidated Financial Statements          4


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION               6

ITEM 3.           Quantitative and Qualitative Disclosure About
                  Market Risk                                          19


                           PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings.                                   20

                    (See Regulation S-K Item 305)

ITEM 2.           Changes in Securities                                20

ITEM 3.           Defaults Upon Senior Securities                      20

ITEM 4.           Submissions of Matters to a Vote of Securities
                  Holders                                              20

ITEM 5.           Other Information                                    21

ITEM 6.           Exhibits and Reports on Form 8-K                     21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

                                            (in thousands, except share data)
                                                       (unaudited)
                                             --------------------------------
                                              Three Months        Six Months
                                             Ended June 30,      Ended June 30,
                                             1998      1997      1998      1997
--------------------------------------------------------------------------------
Interest Income
Interest and fees on loans                 $3,777    $3,534    $7,402    $6,999
Interest and dividends on investment
 securities:
     Taxable                                1,632     1,535     3,257     2,959
     Tax-exempt                               160       135       300       265
Interest on Federal funds sold                119        48       184        92
--------------------------------------------------------------------------------
     Total interest income                  5,688     5,252    11,143    10,315
--------------------------------------------------------------------------------
Interest Expense
Interest on deposits
     NOW accounts                             150       167       293       332
     Money market accounts                    239       233       474       464
     Savings                                  206       194       404       384
     Time                                   1,444     1,339     2,836     2,634
     Time over $100,000                       287       237       564       448
Interest on short-term borrowings              86        77       161       147
--------------------------------------------------------------------------------
     Total interest expense                 2,412     2,247     4,732     4,409
--------------------------------------------------------------------------------
     Net interest income                    3,276     3,005     6,411     5,906
Provision for loan losses                     100       100       200       200
--------------------------------------------------------------------------------
     Net interest income after
      provision for loan losses             3,176     2,905     6,211     5,706
--------------------------------------------------------------------------------
Non-Interest Income
Fees for services to customers                256       269       515       538
Mortgage servicing fees                        44        48        86        93
Net gain on investment
 securities available-for-sale                 --         5        68       165
Net gain on sale of loans                     110         8       164        42
Other operating income                        109       119       299       238
--------------------------------------------------------------------------------
     Total non-interest income                519       449     1,132     1,076
--------------------------------------------------------------------------------
Non-Interest Expense
Salaries and employee benefits              1,363     1,303     2,724     2,654
Net occupancy expense                         160       162       316       325
Furniture and equipment expense               162       158       319       345
Marketing expense                             124        82       188       141
Supplies expense                               51        42        94        92
Professional fees                              29        40        61        89
Insurance expense                              24        24        48        51
Other real estate owned expense                35        71        81       106
Other expense                                 460       372       845       730
--------------------------------------------------------------------------------
          Total non-interest expense        2,408     2,254     4,676     4,533
--------------------------------------------------------------------------------
     Income before income taxes             1,287     1,100     2,667     2,249
Provision for income taxes                    346       319       749       647
--------------------------------------------------------------------------------
     Net Income                            $  941    $  781    $1,918    $1,602
--------------------------------------------------------------------------------
     Net Income Per Share - Basic          $  .66    $  .55    $ 1.34    $ 1.12
--------------------------------------------------------------------------------
     Net Income Per Share - Diluted        $  .65    $  .54    $ 1.33    $ 1.12
--------------------------------------------------------------------------------
     Cash Dividends Per Share              $  .18    $  .16    $  .36    $  .32
--------------------------------------------------------------------------------

     The accompanying notes are an integral part of the consolidated financial statements.

QNB CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                         (in thousands)
                                                          (unaudited)
--------------------------------------------------------------------------------
                                                    June 30,       December 31,
                                                      1998            1997
--------------------------------------------------------------------------------
Assets
Cash and due from banks                            $ 12,961         $ 12,574
Federal funds sold                                    8,210            2,022
Investment securities
     available-for-sale                              76,690           75,920
     held-to-maturity (market value
      $45,154 and $40,713)                           44,829           40,400
Total loans, net of unearned income of
      $373 and $448                                 168,595          167,720
     Allowance for loan losses                       (2,886)          (2,670)
--------------------------------------------------------------------------------
          Net loans                                 165,709          165,050
Premises and equipment, net                           4,181            4,066
Other real estate owned                                 773            1,564
Accrued interest receivable                           2,007            2,007
Other assets                                          2,304            2,169
--------------------------------------------------------------------------------
Total assets                                       $317,664         $305,772
--------------------------------------------------------------------------------

Liabilities
Deposits
     Demand, non-interest-bearing                  $ 37,850         $ 38,692
     NOW accounts                                    41,895           42,176
     Money market accounts                           32,604           32,520
     Savings                                         37,878           36,629
     Time                                           106,779          101,447
     Time over $100,000                              19,320           15,702
--------------------------------------------------------------------------------
          Total deposits                            276,326          267,166
Short-term borrowings                                11,510           10,342
Accrued interest payable                              1,125            1,057
Other liabilities                                     1,400            1,375
--------------------------------------------------------------------------------
Total liabilities                                   290,361          279,940
--------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' Equity
Common stock, par value $1.25 per share;
     authorized 5,000,000 shares; issued
     1,431,912 shares and 1,431,240 shares           1,790            1,789
Surplus                                              4,393            4,369
Retained earnings                                   20,204           18,801
Accumulated other comprehensive income                 916              873
--------------------------------------------------------------------------------
Total shareholders' equity                          27,303           25,832
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity        $317,664         $305,772
--------------------------------------------------------------------------------

     The accompanying notes are an integral part of the consolidated financial statements.

QNB CORP. and Subsidiary
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               (in thousands)
                                                                (unaudited)
--------------------------------------------------------------------------------
Six Months Ended June 30,                                   1998         1997
--------------------------------------------------------------------------------
Operating Activities
     Net income                                            $1,918       $1,602
     Adjustments to reconcile net income to net cash
      provided by operating activities
          Provision for loan losses                           200          200
          Depreciation and amortization                       215          250
          Securities gains                                    (68)        (165)
          Net gain on sale of loans                          (164)         (42)
          Proceeds from sales of residential mortgages      7,199          593
          Originations of residential mortgages held-for-
           sale                                            (5,159)        (396)
          Net (gains) losses on sales or writedowns of
           other real estate owned                            (16)           9
          Deferred income tax provision                       (63)         (20)
          Change in income taxes payable                      106          (70)
          Net increase in interest and dividends receivable    --         (128)
          Net amortization of premiums and discounts            5            8
          Net increase in interest payable                     68           30
          Increase in other assets                           (124)         (82)
          Decrease in other liabilities                       (16)         (70)
--------------------------------------------------------------------------------
          Net cash provided by operating activities         4,101        1,719
--------------------------------------------------------------------------------
Investing Activities
     Proceeds from maturities and calls of investment
      securities
          available-for-sale                               10,924        6,146
          held-to-maturity                                  8,599        1,978
     Proceeds from sales of investment securities
          available-for-sale                                5,114        9,951
     Purchase of investment securities
          available-for-sale                              (16,701)     (26,958)
          held-to-maturity                                (13,007)      (1,245)
     Net increase (decrease) in Federal funds sold         (6,188)       2,510
     Proceeds from sales of student loans                   1,467        1,381
     Net increase in loans                                 (4,280)      (6,016)
     Net purchases of premises and equipment                 (331)         (54)
     Proceeds from the sale of other real estate owned        856          306
--------------------------------------------------------------------------------
          Net cash used by investing activities           (13,547)     (12,001)
--------------------------------------------------------------------------------
Financing Activities
     Net decrease (increase) in
      non-interest-bearing deposits                          (842)       6,636
     Net increase in interest-bearing deposits             10,002        6,048
     Net increase (decrease) in short-term borrowings       1,168         (187)
     Cash dividends paid                                     (515)        (457)
     Proceeds from issuance of common stock                    20           52
--------------------------------------------------------------------------------
          Net cash provided by financing activities         9,833       12,092
--------------------------------------------------------------------------------
     Increase in cash and cash equivalents                    387        1,810
     Cash and cash equivalents at beginning of year        12,574       12,459
--------------------------------------------------------------------------------
     Cash and cash equivalents at end of period           $12,961      $14,269
--------------------------------------------------------------------------------
Supplemental Cash Flow Disclosures
     Interest paid                                        $ 4,664      $ 4,379
     Income taxes paid                                        700          730
     Non-Cash Transactions
          Change in net unrealized holding gains (losses),
           net of taxes, on investment securities              43          (29)
          Transfer of loans to other real estate owned         49           --


     The accompanying notes are an integral part of the consolidated financial statements.

                            QNB CORP. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1998 AND 1997, AND DECEMBER 31, 1997
                                   (Unaudited)


1. REPORTING AND ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of QNB Corp. and its wholly owned subsidiary, The Quakertown National Bank, (QNB). All significant intercompany accounts and transactions are eliminated in the consolidated statements.

The consolidated balance sheet as of June 30, 1998, as well as the respective statements of income and cash flows for the three and six month periods ended June 30, 1998 and 1997, are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in QNB's 1997 Annual Report incorporated in the Form 10-K.

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

2. PER SHARE DATA

The following sets forth the computation of basic and diluted earnings per share (share and per share data are not in thousands):


                                  For the Three Months        For the Six Months
                                    Ended June 30,              Ended June 30,
                                     1998     1997              1998     1997
                                     ----     ----              ----     ----

Numerator for basic and diluted
 earnings per share-net income       $941    $   781          $1,918     $1,602

Denominator for basic earnings
 per share- Weighted average
 shares outstanding             1,431,483  1,427,643       1,431,362  1,427,178

Effect of dilutive securities-
 employee Stock options            10,560      5,543           9,262      5,608

Denominator for diluted earnings
 per share- adjusted weighted
 average shares outstanding     1,442,043   1,433,186      1,441,624  1,432,786

Earnings per share-basic             $.66        $.55          $1.34      $1.12
Earnings per share-diluted           $.65        $.54          $1.33      $1.12


                                   Form 10-Q

3. COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the inclusion of comprehensive income, either in a separate statement, or as part of a combined statement of income and comprehensive income in a full set of general-purpose financial statements.

Comprehensive income is defined as the change in equity of a business entity during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the period (net of the income tax effect):


Unrealized  holding gains arising  during the period on
 securities  held at June 30, 1998                                    $ 73
Reclassification adjustment equal to beginning unrealized
 for all sold securities                                               (30)
                                                                      -----
     Net change in unrealized during the period                         43
     Unrealized, beginning of period                                   873
                                                                      -----
     Unrealized, end of period                                        $916
     Net income                                                     $1,918

Other comprehensive income, net of tax:
     Unrealized holding gains arising during the period                 43
                                                                      ----
Comprehensive Income                                                $1,962
                                                                    ======

                                   Form 10-Q
                                     Page 5

                            QNB CORP. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

QNB Corp. (the "Corporation") is a bank holding company headquartered in Quakertown, Pennsylvania which provides a full range of commercial and retail banking services through its banking subsidiary, The Quakertown National Bank (the "Bank"), a 121 year old community bank with locations in Upper Bucks, Northern Montgomery and Southern Lehigh Counties. The results of operations and financial condition discussed herein are presented on a consolidated basis and the consolidated entity is referred to herein as "QNB."

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

RESULTS OF OPERATIONS - OVERVIEW

QNB recorded record earnings of $941,000 or $.65 per share on a diluted basis for the three month period ending June 30, 1998. This represents a 20.5 percent increase from net income of $781,000 or $.54 per share-diluted reported for the same period in 1997. For the six month periods ending June 30, 1998 and 1997, net income was $1,918,000 and $1,602,000, respectively an increase of 19.7 percent. Net income per share-diluted was $1.33 and $1.12 for the corresponding six month periods.

The increase in net income for the both the three and six month periods was primarily a result of higher net interest income. Net interest income represents interest income, dividends, and fees on earning assets, less expense incurred on funding sources. Net interest income increased to $3,276,000 for the quarter ending June 30, 1998 from $3,005,000 for the same quarter in 1997. An 8.8 percent increase in average earning assets and a three basis point increase in the net interest margin contributed to the increase in net interest income. The recovery of interest on a non-accrual loan contributed $88,000 to net interest income during the second quarter of 1998. Excluding this recognition, the net interest margin would have declined by approximately nine basis points when comparing the two quarters. Declining interest rates on both loans and investment securities negatively impacted the net interest margin.

Non-interest income increased $70,000 or 15.6 percent when comparing the two quarters. Gains on the sale of both residential mortgages and student loans were $110,000 and $8,000 for the respective quarters ending June 30, 1998 and 1997. The $72,000 increase in the gains on residential mortgages sales in the second quarter of 1998 was a result of the refinancing boom resulting from extremely low mortgage rates. The $30,000 variance in the gain on the sale of student loans was a function of timing. Most of the gain on student loans for 1997 was recorded during the first quarter.

Total non-interest expense increased $154,000 or 6.8 percent when comparing the two quarters. Higher personnel costs and marketing costs contributed to the increase. A $40,000 pledge to the Main Street Program, a program designed for the revitalization of downtown Quakertown, contributed to the increase in marketing expense.

                                   Form 10-Q
                                     Page 6

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS (Continued)

For the six month period ending June 30, 1998, net interest income increased $505,000 or 8.6 percent to $6,411,000. Significant growth in average earning assets accounts for most of the improvement in net interest income. Average earning assets increased 8.4 percent when comparing the two periods. Also positively impacting net interest income was a slight increase in the net interest margin from 4.64 percent to 4.66 percent. Excluding the recognition of interest on a non-accrual loan, the net interest margin would have declined to
4.60 percent for the six months ending June 30, 1998.

Non-interest income increased $56,000 or 5.2 percent and non-interest expense increased $143,000 or 3.2 percent when comparing the six month periods. Gains on the sale of residential mortgages and increased fees from checkcard income contributed to the increase in non-interest income. Slightly higher personnel expense as well as an increase in marketing costs and the amortization of the deposit premium related to the acquisition of deposits from First Lehigh Bank during the fourth quarter of 1997 contributed to the increase in non-interest expense.

Return on average assets was 1.21 percent and 1.09 percent while the return on average equity was 14.49 percent and 13.34 percent for the three months ending June 30, 1998 and 1997, respectively. For the six month periods ending June 30, 1998 and 1997, return on average assets was 1.26 percent and 1.14 percent and the return on average equity was 15.05 percent and 13.91 percent, respectively.


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

Net interest income for the three months ended June 30, 1998 was $3,276,000 compared to $3,005,000 for the period ending June 30, 1997. An 8.8 percent increase in average earning assets and a 3 basis point increase in the net interest margin contributed to the increase in net interest income between the periods. The yield on earning assets on a fully taxable equivalent basis was
7.95 percent for the second quarter of 1998 versus 7.96 percent for the second quarter of 1997, while the rate paid on interest-bearing liabilities was 3.89 percent for both periods. The net interest margin on a fully taxable equivalent basis for the three month period ended June 30, 1998 was 4.66 percent compared to 4.63 percent for the same period in 1997. Positively impacting the yield on earning assets and the net interest margin was the recognition of approximately $88,000 in interest income on a non-accrual loan. The loan had been in non-accrual status since September of 1995 and was paid off during the second quarter of 1998. Excluding the recognition of this interest, the yield on earning assets would have been 7.83 percent, a decline of 13 basis points, while the net interest margin would have been 4.54 percent, a decline of nine basis points from the second quarter of 1997.

Declining interest rates during 1998, particularly during the second quarter, negatively impacted the yield on both investment securities and loans. While the yield on investment securities for the second quarter of 1998 of 6.60 percent represents a slight increase from the 6.59 percent yield recorded in the second quarter of 1997, it represents a 13 basis point decline from the yield recorded during the first quarter of 1998. The lower rate

                                   Form 10-Q
                                     Page 7

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

environment has increased the prepayments on mortgage-backed securities and callable agency bonds. The reinvestment of these proceeds has been at lower rates. Helping to mitigate some of the impact of lower rates on the total portfolio was the sale of approximately $9,000,000 in securities with a weighted average yield of 5.80 percent at the end of 1997 and the beginning of 1998. These funds were reinvested in higher yielding securities with slightly longer maturities. The yield on average loans, excluding the impact of the interest recognized on the non-accrual loan, was 8.77 percent for the second quarter. This represents a decline from the yield of 8.92 percent recorded during the second quarter of 1997 and the 8.89 percent for the first quarter of 1998. The decline in the yields on loans is a result of falling market interest rates as well as the reduction of rates for existing commercial loan customers. The extreme competition for loans is causing the pricing of loans to decline.
Average loans to average earning assets was 58.3 percent and 59.5 percent for the three month periods ending June 30, 1998 and 1997. This ratio declined despite a 6.5 percent increase in average loans.

Net interest income for the six month period ending June 30, 1998 was $6,411,000, an increase of $505,000 over the $5,906,000 recorded in 1997. An 8.4 percent increase in average earning assets and a 2 basis point increase in the net interest margin contributed to the increase. Total interest income increased $828,000 from $10,315,000 to $11,143,000 when comparing the six month periods ending June 30, 1997 to June 30, 1998. The yield on earning assets, excluding the impact of the interest on the non-accrual loan decreased from 7.97 percent to 7.90 percent, with the yield on loans declining from 8.91 percent to 8.81 percent. During the six month period the yield on investment securities increased from 6.59 percent to 6.66 percent. Average investment securities increased 9.3 percent to $112,354,000 while average loans increased 6.0 percent to $170,002,000. Total interest expense increased $323,000 from $4,409,000 to $4,732,000 for the six month periods. The yield on interest-bearing liabilities increased slightly from 3.88 percent to 3.89 percent, with the yield on interest-bearing deposits falling one basis point to 3.90 percent and the rate paid on short-term borrowings increasing 49 basis points to 3.71 percent. Average interest-bearing deposits increased 7.6 percent to $236,281,000 for the six month period ending June 30, 1998.

The small increase in the rate paid on interest-bearing liabilities was primarily the result of higher rates on time deposits and short-term borrowings offset by lower rates on NOW. The average rate paid on time deposits increased three basis points while the rate paid on NOW decreased 30 basis points. QNB lowered the rate paid on its interest-checking NOW accounts because these accounts are relatively insensitive to changes in interest rates and to partially offset higher rates paid on other more rate sensitive accounts. The yield on short-term borrowings, primarily cash management accounts, increased 49 basis points when comparing the six month periods. During the third quarter of 1997 QNB changed the rate structure on its cash management accounts to a tiered structure that pays a higher rate of interest on higher balances. This was done to compete with brokerage house and mutual fund money market products. Management expects the net interest margin to decline throughout the rest of 1998 as a result of lower yields on earning assets, both investment securities and loans. The low rate environment and the flat yield curve will cause prepayments on mortgage-backed securities and the call of agency bonds to increase. This additional cash flow will most likely be reinvested in lower yielding securities. Yields on loans may continue to decline as existing commercial loan customers seek to have their rates lowered as well as new loans being booked at lower rates. If QNB can achieve its primary goals of loan growth and an increase in the loan-to-average earning asset ratio, the impact on interest income and the net interest margin of lower rates maybe lessened as QNB can generally yield more on its loans than it can on its investment securities. With regard to deposits, management anticipates that rates will remain near current levels as the competition for funding sources remains strong.


                                   Form 10-Q
                                     Page 8

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


PROVISION FOR LOAN LOSSES

The provision for loan losses represents management's determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level considered adequate in relation to the risk of probable losses in the loan portfolio. Actual loan losses, net of recoveries, serve to reduce the allowance.

Management uses various tools to assess the adequacy of the allowance for loan losses. One tool is a methodology recommended by the Office of the Comptroller of the Currency. This methodology considers a number of relevant factors including: historical loan loss experience, the assigned risk rating of the credit, current and projected credit worthiness of the borrower, current value of the underlying collateral, levels of and trends in delinquencies and non-accrual loans, trends in volume and terms of loans, concentrations of credit and national and local economic trends and conditions. Other tools include ratio analysis and peer group analysis. Accounting requirements, as discussed below, also impact the determination of the allowance for loan losses.

The provision for loan losses was $100,000 for both three month periods and $200,000 for both six month periods ending June 30, 1998 and 1997. Net charge-offs in the second quarter of 1998 were $1,000 compared to $117,000 for the same period in 1997. QNB had a net recovery of $16,000 for the first six months of 1998. This compares to a net charge-off $125,000 during the same period of 1997. The partial charge-off of a group of investment property loans to one borrower account for $94,000 of the charge-offs in the second quarter of 1997. Management anticipates the provision for loan losses in 1998 will remain near 1997 levels despite the expected continuing improvement in asset quality. Anticipated loan growth will make any reduction in the provision for loan losses unlikely.

Non-performing assets (non-accruing loans, loans past due 90 days or more, and other real estate owned) continued their positive trend downward during the first half of 1998 and amounted to .55 percent of total assets at June 30, 1998. This compares to 1.26 percent at June 30, 1997 and .96 percent at December 31, 1997. Non-accrual loans were $937,000 and $2,491,000 at June 30, 1998 and 1997.
Non-accrual loans at December 31, 1997 were $1,209,000. Other real estate owned was $773,000 at June 30, 1998 compared to $1,080,000 at June 30, 1997 and
$1,564,000 at December 31, 1997. Management anticipates non-performing assets to decline further as a result of the sale of other real estate owned and through payments received on non-performing loans.

There were no restructured loans as of June 30, 1998, December 31, 1997 or June 30, 1997 as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for loan losses was $2,886,000 and $2,670,000 at June 30, 1998 and December 31, 1997, respectively. The ratio of the allowance to total loans was
1.71 percent and 1.59 percent for the respective periods. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.


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

At June 30, 1998 and 1997, the recorded investment in loans for which impairment has been recognized totaled $866,000 and $2,247,000, respectively, of which $816,000 and $1,454,000 related to loans with no valuation allowance and $50,000 and $793,000 related to loans with a corresponding valuation allowance of approximately $50,000 and $544,000, respectively. Most of the loans identified as impaired are collateral-dependent.


NON-INTEREST INCOME

QNB, through its core banking business, generates various fees and service charges. Total non-interest income is composed of service charges on deposit accounts, mortgage servicing fees, gains on the sale of investment securities, gains on the sale of residential mortgages and student loans, and other miscellaneous fee income. Total non-interest income increased $70,000 or 15.6 percent to $519,000 for the quarter ending June 30, 1998 when compared to June 30, 1997. For the six month period total non-interest income increased $56,000 or 5.2 percent to $1,132,000.

Fees for services to customers, the largest component of total non-interest income, is primarily comprised of service charges on deposit accounts. These fees decreased 4.8 percent, to $256,000 from $269,000, when comparing the two quarters and 4.3 percent to $515,000 when comparing the six month periods. Charges related to a lower volume of overdrafts account for most of the decline. QNB reviews all service charges and fee schedules related to its products and services on an ongoing basis. QNB prices its products and services competitively.

To date, when QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. Mortgage servicing fees for the quarter ending June 30, 1998 were $44,000 which represents a $4,000 decline from the same period in 1997. The decrease in mortgage servicing fees for the quarter is a result of a
5.5 percent decline in the average balance of mortgages sold and serviced to $67,036,000. For the six month period mortgage servicing fees decreased $7,000 or 7.5 percent to $86,000. The average balance of mortgages serviced was approximately $67,681,000 for the six month period ending June 30, 1998 compared to $71,998,000 for the first six months of 1997. The decrease in the volume of mortgages serviced for others is a result of payments, both recurring and from refinances, outpacing the origination and sale of new residential mortgages. Management's decision to retain most 15 and some 20 year mortgages, which would have been sold in prior years has also reduced the amount of mortgages sold and serviced. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded. QNB anticipates mortgage servicing income to increase slightly during the remainder of 1998 due to the increase in the origination and sale of residential mortgages resulting from lower interest rates.

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


NON-INTEREST INCOME (Continued)


There were no gains on sale of investment securities during the second period of 1998. This compares to net gains of $5,000 for the same period in 1997. The gain on the sale in 1997 was a result of the sale of approximately $6,500,000 of U.S. Treasury and U.S. agency securities. These securities were primarily sold for liquidity reasons. Gains on the sale of investment securities were $68,000 for the first six months of 1998, compared to $165,000 for the first six months of 1997. QNB owns a small portfolio of marketable equity securities, bank stocks. During the first quarter of 1998 QNB sold a holding with a cost basis of $28,000 at a gain of $62,000. This compares to a similar sale during the first quarter of 1997 when QNB sold securities with a cost basis of $329,000 for a gain of $159,000. During the first quarter of 1998 QNB sold approximately $5,000,000 in lower yielding agency securities at a gain of $6,000. These securities had a weighted average yield of 5.81 percent and were sold for both liquidity purposes and to reposition the portfolio. During the first quarter of 1997 QNB sold approximately $3,467,000 of available-for-sale agency debt securities at a gain of $1,000. This sale was also done for liquidity purposes. QNB historically experiences deposit outflows at the beginning of the year.

QNB recorded a gain of $110,000 on the sale of loans during the second quarter of 1998. This compares to a $8,000 gain for the same period in 1997. For the six month periods ending June 30, 1998 and 1997 net gains on the sale of loans was $164,000 and $42,000, respectively. The sale of student loans accounts for $33,000 and $3,000 of the gains, during the second quarter of 1998 and 1997. QNB sold approximately $1,256,000 and $251,000 in student loans during the second quarter of 1998 and 1997. Gains on the sale of student loans accounted for $36,000 and $32,000 of the total gains during the six month periods ending June 30, 1998 and 1997, respectively. Most of the student loan sale during 1997 occurred during the first quarter. QNB anticipates that the gains recorded on the sale of student loans will decline dramatically in 1999 as a result of the reduction in prices paid by the student loan agencies.

The net gain on the sale of residential mortgage loans was $77,000 and 5,000 for the three month periods ending June 30, 1998 and 1997 and $128,000 and $10,000 for the respective six month periods. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. The larger gains during 1998 is a result of both events. Proceeds from the sale of residential mortgages was approximately $5,148,000 and $268,000 during the second quarter of 1998 and 1997 and $7,199,000 and $593,000 for the six month periods. Declining interest rates during the first half of 1998 presented an opportunity for many borrowers to refinance their mortgages at lower rates. This provided an opportunity for QNB to originate and sell more mortgages. As of June 30, 1998 QNB had approximately $267,000 in mortgage loans classified as held for sale. These loans are accounted for at lower of cost or market.

                                   Form 10-Q
                                    Page 11

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


NON-INTEREST INCOME (Continued)

Other operating income decreased $10,000 to $109,000 when comparing the three month periods ending June 30, 1998 and 1997, but increased $61,000 when comparing the six month periods. For the quarter, increases in check card and ATM interchange income totaling $15,000 were offset by lower rental income on other real estate owned of $6,000 and the net loss on the writedown and sale of other real estate owned of $25,000. The increase in other income when comparing the six month periods includes increases in check card and ATM interchange income of $20,000 and $8,000, respectively. The net gain on the sale of other real estate owned accounts for $16,000 of the increase; while the recognition of fees from official checks contributed $11,000 to the total increase in other operating income.


NON-INTEREST EXPENSE

Non-interest expense includes salaries and employee benefits, net occupancy expense, furniture and equipment expense, marketing expense, supplies expense, professional fees expense, insurance expense, other real estate owned expense, and various other operating expenses. Total non-interest expense of $2,408,000 for the quarter ending June 30, 1998 represents an increase of $154,000 or 6.8 percent from levels reported in the second quarter of 1997. Total non-interest expense for the six months ending June 30, 1998 was $4,676,000, an increase of $143,000 or 3.2 percent over 1997 levels.

Salaries and benefits, the largest component of non-interest expense, increased $60,000 or 4.6 percent to $1,363,000 for the quarter ending June 30, 1998 compared to the same quarter in 1997. Salaries expense increased $73,000 or 7.2 percent during the period to $1,092,000 while benefits expense decreased $13,000 or 4.6 percent to $271,000. Excluding the accrual for bonuses, core salary expense increased 5.1 percent when comparing the two quarters. Annual merit increases in addition to a slight increase in the number of employees account for the increase during 1998. The decline in benefits expense is a result of lower medical costs and unemployment compensation costs.

Salaries and benefit expense for the six month period ending June 30, 1998 was $2,724,000, an increase of $70,000 or 2.6 percent from the same period in 1997. Salary expense was $78,000 or 3.8 percent higher, while benefit expense was $8,000 or 1.4 percent lower. The increase in salary expense is primarily a reflection of annual merit increases. Lower medical costs and unemployment compensation costs were partially offset by increases in the accrual for retirement plan expense.

Net occupancy expense decreased $2,000 or 1.2 percent for the three month period and $9,000 or 2.8 percent for the six month period. Lower utility costs, due to the relatively mild winter and spring account for the decline in net occupancy expense. Furniture and equipment expense increased $4,000 or 2.5 percent when comparing the three month periods ending June 30, 1998 and 1997, but decreased $26,000 or 7.5 percent when comparing the six month periods. The increase during the quarter was a result of higher costs for the maintenance of equipment, particularly computer equipment. The $13,000 increase in equipment maintenance costs was partially offset by a $9,000 decrease in depreciation expense during the quarter.

The significant decrease in furniture and equipment expense when comparing the six month periods is the result of lower depreciation expense of $33,000. QNB uses an accelerated method of depreciation on its furniture and equipment. This provides for higher expense in the earlier years of an asset's life. QNB has purchased relatively little furniture and equipment during the past three years. These smaller amounts of purchases along with lower depreciation expense as an asset ages, account for the decline in depreciation expense. Depreciation expense is

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


NON-INTEREST EXPENSE (Continued)

anticipated to increase during the year as QNB invests in new computer technology and as older equipment is replaced.

Marketing expense increased $42,000 to $124,000 for the quarter ending June 30, 1998 and $47,000 to $188,000 for the six month period. A $40,000 pledge to the Main Street Program, a program designed for the revitalization of downtown Quakertown, contributed to the increase in marketing expense. An increase in advertising expense in response to local banking mergers also contributed to the increase.

Professional fees decreased $11,000 or 27.5 percent when comparing the quarters ending June 30, 1998 and 1997 and $28,000 or 31.5 percent when comparing the six month periods. Less reliance on legal counsel for loan workout situations resulting from the improvement in asset quality along with the reimbursement of some previously expensed legal costs account for the decline.

Other real estate owned expense decreased $36,000 to $35,000 when comparing the second quarter of 1998 to the same quarter of 1997 and $25,000 to $81,000 when comparing the six month periods. The lower amount in 1998 is a reflection in the reduction in the number of properties owned and the costs of taxes, insurance and maintenance on these properties. Other real estate expense in 1997 includes the loss on the sale of a property of $9,000. Management anticipates other real estate expense to continue to decline during the year as the costs associated with these properties are eliminated as they are sold.

Total other expense for the three months ending June 30, 1998 was $460,000, an increase of $88,000 or 23.7 percent over the same period in 1997. An increase in the accrual for a director's deferred compensation plan accounted for $61,000 of the increase. This increase reflects an adjustment to the interest rate assumption caused by the decline in market interest rates. The amortization of the deposit premium relating to the acquisition completed during the fourth quarter of 1997 accounts for an additional $13,000 of the increase.

For the six month period ending June 30, 1998, other non-interest expense increased $115,000 or 15.8 percent to $845,000 when compared to the same period in 1997. The adjustment for the directors' deferred compensation plan contributed $61,000 while the amortization of the deposit premium accounted for $26,000 of the increase. Increases in postage expense, directors fees, state taxes and loan origination costs were partially offset by declines in check card expense and fraud losses. Other expense in the first quarter of 1997 included costs related to the startup and distribution of the check card.

INCOME TAXES

Applicable income taxes and effective tax rates were $346,000 or 26.9 percent for the three month period ending June 30, 1998, and $319,000 or 29.0 percent for the same period in 1997. For the six month period applicable income taxes and effective rates were $749,000 or 28.1 percent and $647,000 or 28.8 percent, respectively. The lower effective tax rate during the second quarter of 1998 is mainly the result of tax credits received on an investment in a low income housing project.

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 1998 QNB's net deferred tax asset was $412,000. A deferred tax asset of $739,000 relating to the allowance for loan losses was partially offset by a deferred tax liability of $472,000 resulting from the SFAS No.115 adjustment for available-for-sale investment securities. As of June 30, 1997 QNB's net deferred tax asset was $769,000 of which $663,000 related to the allowance for loan losses.

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


BALANCE SHEET ANALYSIS

The Balance Sheet Analysis reviews average balance sheet data for the six months ended June 30, 1998 and 1997, as well as the period ending balances as of June 30, 1998 and December 31, 1997.

Average earning assets for the six month period ended June 30, 1998 increased $22,499,000 or 8.4 percent to $289,182,000 from $266,683,000 for the six months ending June 30, 1997. Average loans and average investments increased $9,565,000 and $9,575,000, respectively while Federal funds sold increased $3,374,000. The increase in average loans is a result of the business development program developed over the past couple of years, competitive pricing and participation relationships with other local community banks. Average commercial, residential mortgage and consumer loans increased $6,851,000, $1,549,000 and $1,165,000, respectively. The increase in commercial loans is primarily in the area of commercial and industrial loans. Although a certain amount of these loans are considered unsecured, the majority are secured by non-real estate collateral such as equipment, vehicles, accounts receivable and inventory. The growth in the residential mortgage portfolio is a result of increased mortgage originations spurred by the refinancing resulting from lower interest rates. QNB's decision to retain in portfolio more residential mortgage loans also positively impacted the balance of the portfolio. The increase in the consumer loan portfolio is a result of home equity loan promotions and attractive interest rates.

The growth in average investment securities were primarily in the categories of U.S Government agency bonds, municipal bonds and mortgage-backed securities. Agency securities, primarily callable bonds, increased $6,582,000, while municipal bonds increased $1,629,000 when comparing the six month periods.

The growth in average earning assets was primarily funded by increased interest-bearing deposits, principally time deposits. Average interest-bearing deposits increased $16,602,000 or 7.6 percent while non-interest bearing deposits increased $4,556,000 or 16.1 percent when comparing the two quarters. Average time deposits increased $10,790,000 while average NOW accounts and savings accounts increased $2,749,000 and $2,175,000, respectively. The purchase of approximately $6,800,000 in deposits from First Lehigh Bank contributed to the increase in total deposits. A significant portion of the increase in time deposits were accounts with balances over $100,000. These average balances increased $4,306,000. Attractive rates on these products compared to rates on money market accounts contributed to the increase. These deposits tend to have short maturities. Average shareholders' equity increased $2,470,000 to $25,698,000.

Total assets at June 30, 1998 were $317,662,000, compared with $305,772,000 at December 31, 1997, an increase of 3.9 percent for the six month period. Total deposits increased from $267,166,000 at December 31, 1997 to $276,326,000 at June 30, 1998. This trend is encouraging as QNB historically has experienced deposit run-off during the first half of the year. The increase in assets from December 31, 1997 to June 30, 1998 is primarily centered in Federal funds sold and investment securities which increased $6,188,000 and $5,199,000, respectively during the period. The higher balance of Federal funds sold at June 30, 1998 is in response to the increase in short-term $100,000 time deposits as well as the increase in balances held by abstract companies who clear mortgage settlements through QNB. These deposits tend to be short-term in nature. Total time deposits increased $8,950,000, with time deposits over $100,000 increasing $3,618,000. Savings accounts increased $1,249,000 while non-interest bearing deposits declined by $842,000 from December 31, 1997 to June 30, 1998.

At June 30, 1998 the fair value of investment securities available-for-sale was $76,690,000 or $1,388,000 above the amortized cost of $75,302,000. This compares to a fair value of $75,920,000 or $1,323,000 above


                                   Form 10-Q
                                    Page 14

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


BALANCE  SHEET  ANALYSIS
(Continued)

the amortized cost of $74,597,000 at December 31, 1997. An unrealized holding gain, net of taxes, of $916,000 and $873,000 was recorded as an increase to shareholders' equity at June 30, 1998 and December 31, 1997. Falling interest rates as well as continued price appreciation in the stock market contributed to the increase in the fair value of the investment portfolio.

The available-for-sale portfolio had a weighted average maturity of approximately 4 years and 11 months at June 30, 1998 and 5 years at December 31, 1997. The weighted average maturity is based on the stated contractual maturity of all securities except for mortgage-backed securities which are based on estimated average life. The maturity of the portfolio may be shorter because of call features in many debt securities and because of prepayments on mortgage-backed securities. The interest rate sensitivity analysis reflects the expected maturity distribution of the securities portfolio based upon estimated call dates and anticipated cash flows assuming management's most likely interest rate environment. The expected weighted average life of the available-for-sale portfolio was 1 years and 8 months at June 30, 1998 and 1 year and 10 months at December 31, 1997, based on these assumptions. The slight contraction of the expected average life of the portfolio is a result of the decline in interest rates thereby increasing the likelihood of some of the callable agency bonds to be called earlier and an increase in the level of prepayments on mortgage-backed securities.

Investment securities held-to-maturity are reported at amortized cost. As of June 30, 1998 and December 31, 1997, QNB had securities classified as held-to-maturity with an amortized cost of $44,829,000 and $40,400,000 and a market value of $45,154,000 and $40,713,000, respectively. The held-to-maturity portfolio had a weighted average maturity of approximately 6 years at June 30, 1998 and 2 years and 10 months at December 31, 1997. The expected weighted average life of the held-to-maturity portfolio was 3 years and 6 months at June 30, 1998 and 2 years and 10 months at December 31, 1997. The increase in the average maturity is a result of the purchase of approximately $4,214,000 of ten year tax-exempt municipal securities and $8,793,000 of mortgage-backed securities with average lives of five years. The purchase of mortgage-backed securities replaced the run-off of approximately $7,479,000 in principal reduction caused by prepayments.


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

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale were $98,427,000 and $91,915,000 at June 30, 1998 and December 31, 1997. These sources were adequate to meet seasonal deposit withdrawals and loan demand during the first half of 1998 and should be adequate to meet normal fluctuations in loan demand and or deposit withdrawals. Approximately $35,583,000 and $36,510,000 of available-for-sale securities at June 30, 1998 and December 31, 1997 were pledged as collateral for repurchase agreements, public deposits and other deposits as provided by law. The Bank is currently in the process of applying for membership in the Federal Home Loan Bank. This would provide QNB with an

                                   Form 10-Q
                                    Page 15

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


LIQUIDITY (Continued)

additional source of liquidity through the ability to borrow both short-term and longer term funds from the Federal Home Loan Bank. Approval is expected during the third quarter of 1998.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. QNB's cash and cash equivalents increased $387,000 to $12,961,000 at June 30, 1998. This compares to a $1,810,000 increase during the first six months of 1997. After adjusting net income for non-cash transactions, operating activities provided $4,101,000 in cash flow in the first six months of 1998, compared to $1,719,000 in the same period of 1997. An increase in residential mortgage loan activity and higher net income account for most of the difference between the periods.

Net cash used by investing activities was $13,547,000 during the first half of 1998. The $6,188,000 increase in Federal funds sold was the largest factor. The purchase of investment securities in excess of proceeds from maturities, calls or sales of $5,071,000 and the net increase in loans of $4,280,000 were also activities that used cash. Proceeds from the sale of other real estate owned and student loans provided $2,323,000 of cash. Net cash used by investing activities was $12,001,000 during the first six months of 1997. This resulted largely from the purchase of investment securities exceeding sales and maturities by $10,128,000 and a net increase in loans of $6,016,000. A decrease in Federal funds sold provided $2,510,000 while proceeds from the sale of student loans provided $1,381,000.

Net cash provided by financing activities of $9,833,000 during the six months of 1998 was the result of an increase in interest-bearing deposits, primarily time deposits. An increase in the balances of repurchase agreements, also provided cash. A reduction in non-interest bearing deposits of $842,000 was a use of cash during the period. Net cash provided by financing activities of $12,092,000 during the first six months of 1997 was the result of an increase in both non-interest-bearing deposits and interest-bearing deposits, primarily time deposits and money market accounts, of $6,636,000 and $6,048,000.

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB's shareholders' equity at June 30, 1998 was $27,303,000 or 8.59 percent of total assets compared to shareholders' equity of $25,832,000 or 8.45 percent at December 31, 1997.

Shareholders' equity averaged $25,698,000 for the first six months of 1998 and $23,886,000 during all of 1997, an increase of 7.6 percent. The ratio of average total equity to average total assets improved to 8.38 percent for 1998, compared to 8.27 percent for 1997. The increase in the equity to asset ratio is a function of significantly higher net income, an increase in capital retention despite increasing the cash dividend in both 1998 and 1997 and modest growth in average assets.

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

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based and 4.00 percent for leverage. Under the requirements, QNB has a Tier I capital ratio of 14.06 percent and 13.49 percent, a total risk-based ratio of 15.32 percent and 14.74 percent and a leverage ratio of 8.33 percent and 8.23 percent at June 30, 1998 and December 31, 1997, respectively.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At June 30, 1998 and December 31, 1997 QNB met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively and a Tier I leverage ratio of 5.00 percent.

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

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At June 30, 1998, interest-earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $107,149,000. Interest-sensitive liabilities scheduled to mature or reprice within one year were $119,236,000. The one year cumulative gap, which reflects QNB's interest sensitivity over a period of time, was a negative $12,07,000 at June 30, 1998. The cumulative one-year gap equals 4.08 percent of total earning assets. This negative or liability sensitive gap will generally benefit QNB in a falling interest rate environment, while rising interest rates could negatively impact QNB.


                                   Form 10-Q

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

Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies. Based on management's estimate of balance sheet growth and composition and interest rates for the next year, net interest income for the next twelve months is expected to increase modestly compared to the prior twelve months. The projected increase in net interest income is primarily the result of forecasted growth in total earning assets and a change in the composition of earning assets, with the loan to earning assets ratio increasing slightly. These factors will be partially offset by a decrease in the net interest margin.

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

The nature of QNB's current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At June 30, 1998, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over a twelve month period, under alternative interest rate scenarios.

--------------------------------------------------------------------------------
Change in Interest Rates   Net Interest Income   Dollar Change   Percent Change
--------------------------------------------------------------------------------
     +300 Basis Points        $11,412               $(1,318)         (10.35)%
     +200 Basis Points         11,824                  (906)          (7.12)
     +100 Basis Points         12,316                  (414)          (3.25)
     FLAT RATE                 12,730                     -               -
     -100 Basis Points         13,135                   405            3.18
     -200 Basis Points         13,309                   579            4.55
     -300 Basis Points         13,233                   503            3.95


                                   Form 10-Q
                                    Page 18

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

The Renovation phase includes code enhancement, vendor certification and hardware and software upgrades as needed. The vendor of QNB's core operating system has informed management that changes are complete and proxy testing was satisfactorily completed by six user banks. QNB has installed the updated software on a mainframe test system and will begin on site testing early in the third quarter.

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

ITEM 3.   Quantitative and Qualitative Disclosure about Market Risk.

          The information required herein is set forth in Item 2, above.

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                                  JUNE 30, 1998

Item 1. Legal Proceedings

         None.

Item 2. Changes in Securities

         None.


Item 3.  Defaults Upon Senior Securities
                   None.

         Item 4.  Submission of Matters to a Vote of Security Holders.
                  The 1998 Annual Meeting (the "Meeting") of the shareholders of QNB Corp. (the "Registrant") was held on May 5, 1998. Notice of the Meeting was mailed to shareholders of record on or about April 3, 1998, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

                  The Meeting was held for the following purposes:

                  (1)      To elect three (3) Directors; and

                  (2)      To approve and adopt the 1998 Stock Incentive Plan.

                  There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker non-votes for each of the nominees for election to the Board of Directors were as follows:


                  Nominee                      For               Withhold
                  -------                      ---               -------

                Gary S. Parzych               1,182,441            2,662

                Norman L. Baringer            1,183,377            1,726

                Charles M. Meredith, III      1,182,996            2,107

 The continuing directors of the Registrant are:

     Kenneth F. Brown, Jr.

     Henry L. Rosenberger

     Edgar L. Stauffer

     Dennis Helf

     Donald T. Knauss

     Thomas J. Bisko

     There was no solicitation in opposition to Proposal No. 2 to approve and adopt the Registrant's 1998 Stock Incentive Plan, and the Plan was approved. The number of votes cast for or against as well as the number of abstentions and broker nonvotes, for the proposal were as follows:

                For               Against          Abstentions
               -------            -------         -------------

               1,143,798          32,975             8,330

Item 5. Other information. None.

Item 6. Exhibits and Reports on Form 8-K (a) Exhibits.


The following Exhibits are included in this Report:

     Exhibit 3.1    Articles of Incorporation of Registrant, as amended.

     Exhibit 3.2    Bylaws of Registrant, as amended.

     Exhibit 10.1   Employment  Agreement  between the  Registrant  and Thomas
                    J. Bisko. (Incorporated by reference to Exhibit 10(a) of Registrant's Current Report on Form 8-K filed with the Commission on April 30, 1989).

     Exhibit 10.2 Salary Continuation Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10(b) of Registrant's Current Report on Form 8-K filed with the Commission on April 30, 1989).

     Exhibit 10.3 Deferred Compensation Agreement between the Registrant and Philip D. Miller. (Incorporated by reference to Exhibit 10(c) of Registrant's Current Report on Form 8-K filed with the Commission on April 30, 1989).

     Exhibit 10.4 QNB Corp. Stock Incentive Plan. (Incorporated by reference to Exhibit 4A to Registration Statement No. 333-16627 on Form S-8, filed with the Commission on November 22, 1996.)

     Exhibit 10.5 QNB Corp. Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4B to Registration Statement
                    No. 333-16627 on Form S-8, filed with the Commission on November 22, 1996.)

     Exhibit 10.6 The Quakertown National Bank Profit Sharing and Section 401(k) Salary Deferral Plan. (Incorporated by reference to Exhibit 4C to Registration Statement No. 333-16627 on Form S-8, filed with the Commission on November 22, 1996.)

     Exhibit 11 Statement Re: Computation of Earnings Per Share. (Included in Part I, Item I, hereof.)

     Exhibit 27     Financial Data Schedule.

     Exhibit 99 Financial Data Schedule for June 30, 1997, revised to reflect changes in Earnings Per Share.

                     (b)      Reports on Form 8-K
                                None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 QNB Corp.


Date:  August 13, 1998                       By: /s/ Robert C. Werner
                                                 --------------------------
                                                 Robert C. Werner
                                                 Vice President


Date:  August 13, 1998                       By: /s/ Bret H. Krevolin
                                                 ---------------------------
                                                 Bret H. Krevolin
                                                 Chief Accounting Officer


                                    Form 10-Q
                                     Page 20

                                  EXHIBIT INDEX
                                                               Sequential Page
                                                            Number in Manually
Exhibit Number                                                Signed Original
--------------                                              ------------------

Exhibit 3.1 Articles of Incorporation of Registrant, as amended.

Exhibit 3.2       Bylaws of Registrant, as amended.

Exhibit 10.1 Employment Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to
                  Exhibit 10(a) of Registrant's Current Report on Form 8-K filed with the Commission on April 30, 1989).

Exhibit 10.2 Salary Continuation Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10(b) of Registrant's Current Report on Form 8-K filed with the Commission on April 30, 1989).

Exhibit 10.3 Deferred Compensation Agreement between the Registrant and Philip D. Miller. (Incorporated by reference to Exhibit 10(c) of Registrant's Current Report on Form 8-K filed with the Commission on April 30, 1989).

Exhibit 10.4 QNB Corp. Stock Incentive Plan. (Incorporated by reference to Exhibit 4A to Registration Statement No. 333-16627 on Form S-8, filed with the Commission on November 22, 1996.)

Exhibit 10.5 QNB Corp. Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4B to Registration Statement No. 333-16627 on Form S-8, filed with the Commission on November 22, 1996.)

Exhibit 10.6      The  Quakertown  National Bank Profit Sharing and
                  Section 401(k) Salary Deferral Plan. (Incorporated by reference to Exhibit 4C to Registration Statement No. 333-16627 on Form S-8, filed with the Commission on November 22, 1996.)

Exhibit 11        Statement Re: Computation of Earnings Per Share.
                  (Included in Part I, Item I, hereof.)

Exhibit 27        Financial Data Schedule.

Exhibit 99 Financial Data Schedule for June 30, 1997, revised to reflect changes in Earnings Per Share.


                                    Form 10-Q
                                    Page 21