Form 10-Q
period 1998-09-30
QNB CORP
filed 1998-11-16
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                       ----------------------------------
                                    FORM 10Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               -------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to __________________________

                         Commission file number 0-17706
                                                ------------------

                                   QNB Corp.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        Pennsylvania                                           23-2318082
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

 10 North Third Street, Quakertown, PA                         18951-9005
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code      (215)538-5600
                                                   -----------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.

     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                             ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                      Outstanding at November 13, 1998
Common Stock, par value $1.25                 1,431,912

                            QNB CORP. AND SUBSIDIARY
                                    FORM 10Q
                        QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX

                          PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                PAGE

        Consolidated Statements of Income for Three
                and Nine Months Ended September 30, 1998 and 1997..........   1

        Consolidated Balance Sheets at September 30, 1998
                and December 31, 1997......................................   2

        Consolidated Statements of Cash Flows for Nine
                Months Ended September 30, 1998 and 1997...................   3

        Notes to Consolidated Financial Statements.........................   4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION...............................   6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
          MARKET RISK......................................................  21

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................  22
          (See Regulation S-K Item 305)

ITEM 2. CHANGES IN SECURITIES..............................................  22

ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................  22

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS.............  22

ITEM 5. OTHER INFORMATION..................................................  22

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................  22

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME



                                                                          (in thousands, except share data)
                                                                                     (unaudited)
----------------------------------------------------------------------------------------------------------------
                                                                     Three Months               Nine Months
                                                                  Ended September 30,       Ended September 30,
                                                                   1998         1997         1998         1997
----------------------------------------------------------------------------------------------------------------
Interest Income
Interest and fees on loans .................................      $ 3,602      $ 3,601      $11,004      $10,600
Interest and dividends on investment securities:
    Taxable ................................................        1,737        1,599        4,994        4,558
    Tax-exempt .............................................          167          136          467          401
Interest on interest-bearing balances ......................            4         --              4         --
Interest on Federal funds sold .............................           72           62          256          154
----------------------------------------------------------------------------------------------------------------
         Total interest income .............................        5,582        5,398       16,725       15,713
----------------------------------------------------------------------------------------------------------------

Interest Expense
Interest on deposits
    NOW accounts ...........................................          155          191          448          523
    Money market accounts ..................................          233          245          707          709
    Savings ................................................          204          189          608          573
    Time ...................................................        1,513        1,343        4,349        3,977
    Time over $100,000 .....................................          290          255          854          703
Interest on short-term borrowings ..........................           96           78          257          225
----------------------------------------------------------------------------------------------------------------

         Total interest expense ............................        2,491        2,301        7,223        6,710
----------------------------------------------------------------------------------------------------------------

         Net interest income ...............................        3,091        3,097        9,502        9,003
Provision for loan losses ..................................          100          100          300          300
----------------------------------------------------------------------------------------------------------------

         Net interest income after provision for loan losses        2,991        2,997        9,202        8,703
----------------------------------------------------------------------------------------------------------------

Non-Interest Income
Fees for services to customers .............................          281          265          796          803
Mortgage servicing fees ....................................           37           43          123          136
Net gain on investment securities available-for-sale .......            7         --             75          165
ain on sale of loans .......................................           60           24          224           66
Other operating income .....................................          163          150          446          380
----------------------------------------------------------------------------------------------------------------

         Total non-interest income .........................          548          482        1,664        1,550
----------------------------------------------------------------------------------------------------------------

Non-Interest Expense
Salaries and employee benefits .............................        1,344        1,301        4,068        3,955
Net occupancy expense ......................................          172          166          488          491
Furniture and equipment expense ............................          174          172          493          517
Marketing expense ..........................................           87           61          275          202
Supplies expense ...........................................           37           40          131          132
Professional fees ..........................................           39           38          100          127
Insurance expense ..........................................           25           27           73           78
Other real estate owned expense ............................           56           80          121          178
Other expense ..............................................          414          353        1,259        1,083
----------------------------------------------------------------------------------------------------------------

         Total non-interest expense ........................        2,348        2,238        7,008        6,763
----------------------------------------------------------------------------------------------------------------

    Income before income taxes .............................        1,191        1,241        3,858        3,490
 Provision for income taxes ................................          327          361        1,076        1,008
----------------------------------------------------------------------------------------------------------------

    Net Income ..............................................     $   864      $   880      $ 2,782      $ 2,482
================================================================================================================

    Net Income Per Share Basic ..............................     $   .60      $   .62      $  1.94      $  1.74
================================================================================================================

    Net Income Per Share Diluted ............................     $   .60      $   .61      $  1.93      $  1.73
================================================================================================================

    Cash Dividends Per Share ................................     $   .18      $   .16      $   .54      $   .48
================================================================================================================


 The accompanying notes are an integral part of the consolidated financial statements.

                                   Form 10-Q

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS


                                                                                            (in thousands)
                                                                                              (unaudited)
--------------------------------------------------------------------------------------------------------------------
                                                                                   September 30,       December 31,
                                                                                            1998               1997
--------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks .....................................................          $  11,511           $  12,574
Federal funds sold ..........................................................              2,424               2,022
Investment securities
    available-for-sale ......................................................             72,266              75,920
    held-to-maturity (market value $50,060 and $40,713) .....................             49,480              40,400
Total loans, net of unearned income of $376 and $448 ........................            169,115             167,720
Allowance for loan losses ...................................................             (2,983)             (2,670)
--------------------------------------------------------------------------------------------------------------------

         Net loans ..........................................................            166,132             165,050
Premises and equipment, net .................................................              4,231               4,066
Other real estate owned .....................................................                631               1,564
Accrued interest receivable .................................................              1,995               2,007
Other assets ................................................................              4,856               2,169
--------------------------------------------------------------------------------------------------------------------

Total assets ................................................................          $ 313,526           $ 305,772
====================================================================================================================

Liabilities
Deposits
    Demand, non-interest-bearing ............................................          $  35,324           $  38,692
    NOW accounts ............................................................             40,729              42,176
    Money market accounts ...................................................             31,840              32,520
    Savings .................................................................             36,705              36,629
    Time ....................................................................            108,494             101,447
    Time over $100,000 ......................................................             18,901              15,702
--------------------------------------------------------------------------------------------------------------------

         Total deposits .....................................................            271,993             267,166
Short-term borrowings .......................................................             10,958              10,342
Accrued interest payable ....................................................              1,182               1,057
Other liabilities ...........................................................              1,454               1,375
--------------------------------------------------------------------------------------------------------------------

Total liabilities ...........................................................            285,587             279,940
--------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' Equity
Common stock, par value $1.25 per share;
    authorized 5,000,000 shares; issued
    1,431,912 shares and 1,431,240 shares ...................................              1,790               1,789
Surplus .....................................................................              4,394               4,369
Retained earnings ...........................................................             20,811              18,801
Accumulated other comprehensive income ......................................                944                 873
--------------------------------------------------------------------------------------------------------------------
Total shareholders' equity ..................................................             27,939              25,832
--------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity ..................................          $ 313,526           $ 305,772
====================================================================================================================


 The accompanying notes are an integral part of the consolidated financial statements.

                                    Form 10-Q

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                   (in thousands)
                                                                                                     (unaudited)
----------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                                                              1998                 1997
----------------------------------------------------------------------------------------------------------------------
Operating Activities
  Net income ....................................................................          $  2,782           $  2,482
  Adjustments to reconcile net income to net cash
  provided by operating activities
    Provision for loan losses ...................................................               300                300
    Depreciation and amortization ...............................................               334                364
    Securities gains ............................................................               (75)              (165)
    Net gain on sale of loans ...................................................              (224)               (66)
    Proceeds from sales of residential mortgages ................................             9,930              2,107
    Originations of residential mortgages held-for-sale .........................            (8,166)              (575)
    Net losses (gains) on sales or writedowns of other real estate owned ........                 9                (17)
    Deferred income tax provision ...............................................               (89)               (26)
    Change in income taxes payable ..............................................                83                 82
    Net decrease (increase) in interest and dividends receivable ................                12               (329)
    Net amortization of premiums and discounts ..................................                10                  4
    Net increase in interest payable ............................................               125                 64
    Increase in other assets ....................................................              (122)               (82)
    Increase (decrease) in other liabilities ....................................                61                (65)
----------------------------------------------------------------------------------------------------------------------

    Net cash provided by operating activities ...................................             4,970              4,078
----------------------------------------------------------------------------------------------------------------------

Investing Activities
  Proceeds from maturities and calls of investment securities
    available-for-sale ..........................................................            19,286              7,893
    held-to-maturity ............................................................            12,703              3,821
  Proceeds from sales of investment securities
    available-for-sale ..........................................................             6,146              9,951
  Purchase of investment securities
    available-for-sale ..........................................................           (21,638)           (34,276)
    held-to-maturity ............................................................           (21,750)            (3,844)
Net (increase) decrease in Federal funds sold ...................................              (402)             2,314
Proceeds from sales of student loans ............................................             1,589              1,469
  Net increase in loans .........................................................            (4,573)            (2,802)
  Net purchases of premises and equipment .......................................              (501)               (74)
  Proceeds from the sale of other real estate owned .............................               973                429
  Purchase of single premium life insurance .....................................            (2,557)              --
----------------------------------------------------------------------------------------------------------------------

    Net cash used by investing activities .......................................           (10,724)           (15,119)
----------------------------------------------------------------------------------------------------------------------

Financing Activities
     Net decrease in non-interest-bearing deposits ..............................            (3,368)            (1,820)
     Net increase in interest-bearing deposits ..................................             8,195              9,949
     Net increase in short-term borrowings ......................................               616                551
     Cash dividends paid ........................................................              (772)              (685)
     Proceeds from issuance of common stock .....................................                20                 55
----------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities ...................................             4,691              8,050
----------------------------------------------------------------------------------------------------------------------
    Decrease in cash and cash equivalents .......................................            (1,063)            (2,991)
    Cash and cash equivalents at beginning of year ..............................            12,574             12,459
----------------------------------------------------------------------------------------------------------------------

    Cash and cash equivalents at end of period ..................................          $ 11,511           $  9,468
======================================================================================================================

Supplemental Cash Flow Disclosures
  Interest paid .................................................................          $  7,098           $  6,646
  Income taxes paid .............................................................             1,075                930
  Non-Cash Transactions
    Change in net unrealized holding gains (losses),
    net of taxes, on investment securities ......................................                71                488
Transfer of loans to other real estate owned ....................................                49               --



 The accompanying notes are an integral part of the consolidated financial statements.


                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 1998 AND 1997, AND DECEMBER 31, 1997
                                  (Unaudited)

1. REPORTING AND ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of QNB Corp. and its wholly owned subsidiary, The Quakertown National Bank, (QNB). All significant intercompany accounts and transactions are eliminated in the consolidated statements.

The consolidated balance sheet as of September 30, 1998, as well as the respective statements of income and cash flows for the three and nine month periods ended September 30, 1998 and 1997, are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in QNB's 1997 Annual Report incorporated in the Form 10-K.

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

2. PER SHARE DATA

The following sets forth the computation of basic and diluted earnings per share (share and per share data are not in thousands):


                                                       For the Three Months              For the Nine Months
                                                        Ended September 30,               Ended September 30,

                                                       1998             1997             1998             1997
                                                       ----             ----             ----             ----
Numerator for basic and diluted earnings           $      864       $      880       $    2,782       $    2,482
per share-net income

Denominator for basic earnings per share-           1,431,912        1,428,139        1,431,547        1,427,502
Weighted average shares outstanding

Effect of dilutive securities-employee                 10,997            6,018            9,866            5,734
Stock options

Denominator for diluted earnings per                1,442,909        1,434,157        1,441,413        1,433,236
share-adjusted weighted average
shares outstanding

Earnings per share-basic                           $      .60       $      .62       $     1.94       $     1.74
Earnings per share-diluted                         $      .60       $      .61       $     1.93       $     1.73


                                    Form 10-Q
                                     Page 4

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 1998 AND 1997, AND DECEMBER 31, 1997
                                   (Unaudited)

3. COMPREHENSIVE INCOME

In September 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the inclusion of comprehensive income, either in a separate statement, or as part of a combined statement of income and comprehensive income in a full set of general-purpose financial statements.

Comprehensive income is defined as the change in equity of a business entity during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the period (net of the income tax effect):


Unrealized holding gains arising during the period on securities held at September 30, 1998      $  112

Reclassification adjustment equal to beginning unrealized for all sold securities                   (41)
                                                                                                 ------
   Net change in unrealized during the period                                                        71

Unrealized, beginning of period                                                                     873
                                                                                                 ------
Unrealized, end of period                                                                        $  944

Net income                                                                                       $2,782

Other comprehensive income, net of tax:
  Unrealized holding gains arising during the period                                                 71
                                                                                                 ------
Comprehensive Income                                                                             $2,853
                                                                                                 ======

Total comprehensive income for the three month periods ending September 30, 1998 and 1997 was $892,000 and $1,397,000, respectively. Comprehensive income for the nine month period ending September 30, 1997 was $2,970,000.


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

RESULTS OF OPERATIONS - OVERVIEW

QNB recorded earnings of $864,000 or $.60 per share on a diluted basis for the three month period ending September 30, 1998. This represents a slight decline from net income of $880,000 or $.61 per share-diluted reported for the same period in 1997. For the nine month periods ending September 30, 1998 and 1997, net income was $2,782,000 and $2,482,000, respectively an increase of 12.1 percent. Net income per share-diluted was $1.93 and $1.73 for the corresponding nine month periods.

When examining the results for the quarter it is important to examine core earnings, which excludes the net gain or loss on the sale of loans, investment securities and other real estate owned and the recovery of interest on non-accrual loans. Core earnings increased approximately 3.3 percent to $836,000 for the third quarter of 1998. Included in net interest income in the third quarter of 1997 was the recovery of interest on a non-accrual loan of $58,000. Also, during the third quarter of 1997 QNB recorded a gain on the sale of a foreclosed property totaling $25,000. During the third quarter of 1998 a loss of $25,000 was recorded on the sale of a property and devaluation of another. Net gains on the sale of loans and investment securities were $67,000 and $24,000 for the respective three month periods ending September 30, 1998 and 1997.

Net interest income declined slightly when comparing the two quarters, despite a 7.6 percent increase in average earning assets. Net interest income for the three months ended September 30, 1998 was $3,091,000 compared to $3,097,000 for the same period in 1997. As stated above, the results for 1997 include the recovery of interest on a non-accrual loan of $58,000. The decline in market interest rates, represented by the Treasury yield curve, accelerated during the third quarter of 1998. This had a negative impact on both net interest income and the net interest margin, as rates on earning assets, particularly loans and investment securities declined quicker and to a greater degree than rates on interest-bearing liabilities.

The increase in net income for the nine month periods is primarily a result of higher net interest income. Net interest income increased to $9,502,000 for the nine months ending September 30, 1998 from $9,003,000 for the same period in 1997. An 8.2 percent increase in average earning assets offset a nine basis point decline in


                                    Form 10-Q
                                     Page 6

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS (Continued)

the net interest margin. Declining interest rates on both loans and investment securities negatively impacted the net interest margin.

Return on average assets was 1.09 percent and 1.20 percent while the return on average equity was 12.86 percent and 14.47 percent for the three months ending September 30, 1998 and 1997, respectively. For the nine month periods ending September 30, 1998 and 1997, return on average assets was 1.20 percent and 1.16 percent and the return on average equity was 14.29 percent and 14.10 percent, respectively.

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

When comparing the three month periods ending September 30, 1998 and 1997, net interest income declined slightly. Net interest income decreased to $3,091,000 for the quarter ending September 30, 1998 from $3,097,000 for the same quarter in 1997. A 7.6 percent increase in average earning assets was offset by a 31 basis point decrease in the net interest margin. The recovery of interest on a non-accrual loan contributed $58,000 to net interest income during the third quarter of 1997. Excluding this recovery, the net interest margin would have declined by approximately 22 basis points when comparing the two quarters. The fall in market interest rates, represented by the U.S. Treasury yield curve, picked up dramatically during the third quarter of 1998 as signs of a global economic crisis created a flight to quality in the U.S. Treasury market. These declining interest rates had a negative impact on the yield of QNB's loan and investment securities portfolios. Despite falling market interest rates the yield on funding sources increased by three basis points, as the competition for deposits among financial institutions remained strong.

The yield on earning assets on a fully taxable equivalent basis was 7.69 percent for the third quarter of 1998 versus 7.98 percent for the third quarter of 1997, while the rate paid on interest-bearing liabilities was 3.94 percent and 3.91 percent for the respective three month periods ending September 30, 1998 and 1997. The net interest margin on a fully taxable equivalent basis for the three month period ended September 30, 1998 was 4.35 percent compared to
4.66 percent for the same period in 1997. Positively impacting the yield on earning assets and the net interest margin during the third quarter of 1997 was the recognition of approximately $58,000 in interest income on a non-accrual loan. Excluding the recognition of this interest, the yield on earning assets would have been 7.90 percent and the net interest margin would have been 4.57 percent for the third quarter of 1997.

Declining interest rates during 1998, particularly during the second and third quarters, negatively impacted the yield on both investment securities and loans. While the yield on investment securities for the third quarter of 1998 of 6.50 percent represents a slight decrease from the 6.56 percent yield recorded in the third quarter of 1997, it represents a 23 basis point decline from the yield recorded during the first quarter of 1998

                                    Form 10-Q
                                     Page 7

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

The lower interest rate environment has increased the prepayments on mortgage-backed securities and callable agency bonds. The reinvestment of these proceeds has been at lower rates. Helping to mitigate some of the impact of lower rates on the total portfolio was the sale of approximately $9,000,000 in securities with a weighted average yield of 5.80 percent at the end of 1997 and the beginning of 1998. These funds were reinvested in higher yielding securities with slightly longer maturities. The yield on average loans was 8.61 percent for the third quarter of 1998. This represents a decline from the yield of 8.87 percent, excluding the impact of the interest recognized on the non-accrual loan, recorded during the third quarter of 1997 and the 8.89 percent yield recorded for the first quarter of 1998. The decline in the yields on loans is a result of falling market interest rates as well as the reduction of rates for existing commercial loan customers. The extreme competition for loans is causing the pricing of loans to decline. Average loans to average earning assets was
57.1 percent and 58.6 percent for the three month periods ending September 30, 1998 and 1997. This ratio declined despite a 4.8 percent increase in average loans.


Net interest income for the nine month period ending September 30, 1998 was $9,502,000, an increase of $499,000 over the $9,003,000 recorded in 1997. An 8.2 percent increase in average earning assets offset a 9 basis point decline in the net interest margin. Total interest income increased $1,012,000 from $15,713,000 to $16,725,000 when comparing the nine month periods ending September 30, 1997 to September 30, 1998. The yield on earning assets, excluding the impact of the interest on non-accrual loans for both periods, decreased from 7.95 percent to
7.83 percent, with the yield on loans declining from 8.90 percent to 8.75 percent. During the nine month period the yield on investment securities increased from 6.58 percent to 6.60 percent. Average investment securities increased 10.0 percent to $115,443,000 while average loans increased 5.6 percent to $169,549,000.


Total interest expense increased $513,000 from $6,710,000 to $7,223,000 for the nine month periods. The yield on interest-bearing liabilities increased slightly from 3.89 percent to 3.91 percent, with the yield on interest-bearing deposits increasing one basis point to 3.92 percent and the rate paid on short-term borrowings increasing 34 basis points to 3.73 percent. Average interest-bearing deposits increased 7.3 percent to $237,692,000 for the nine month period ending September 30, 1998.

The small increase in the rate paid on interest-bearing liabilities was primarily the result of higher rates on time deposits and short-term borrowings offset by lower rates on NOW. The average rate paid on time deposits increased three basis points while the rate paid on NOW decreased 31 basis points. In the beginning of 1998, QNB lowered the rate paid on its interest-checking NOW accounts because these accounts are relatively insensitive to changes in interest rates and to partially offset higher rates paid on other more rate sensitive accounts. The yield on short-term borrowings, primarily cash management accounts, increased 34 basis points when comparing the nine month periods. During the third quarter of 1997 QNB changed the rate structure on its cash management accounts to a tiered structure that pays a higher rate of interest on higher balances. This was done to compete with brokerage house and mutual fund money market products.


Management expects the net interest margin to decline for the remainder of 1998 and the beginning of 1999 as a result of lower yields on earning assets, both investment securities and loans. The lower rate environment will cause prepayments on mortgage-backed securities and the pre-funding of agency bonds to increase. This additional cash flow will most likely be reinvested in lower yielding securities. With regard to loans, The Federal Reserve Bank lowered the Federal funds rate by 50 basis points since September 29 1998. This was followed by a matching drop in the prime rate, the rate that many of QNB's loans are priced against. Yields

                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

on loans may also decline as existing commercial loan customers with fixed interest rates seek to have these rates lowered as well as new loans being booked at lower rates. If QNB can achieve its primary goals of loan growth and an increase in the loan-to-average earning asset ratio, the impact on interest income and the net interest margin of lower rates may be lessened as QNB can generally yield more on its loans than it can on its investment securities. With regard to deposits, management anticipates that rates will decline but to a lesser degree and at a slower rate as the competition for funding sources remains strong. QNB lowered the rate on most of its interest-bearing liabilities by approximately 25 basis points in October. Since almost half of QNB's deposits are time deposits the impact of lower rates is not immediate. However, approximately 68 percent of these deposits will reprice over the next twelve months.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents management's determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level considered adequate in relation to the risk of probable losses in the loan portfolio. Actual loan losses, net of recoveries, serve to reduce the allowance.

Management uses various tools to assess the adequacy of the allowance for loan losses. One tool is a methodology recommended by the Office of the Comptroller of the Currency. This methodology considers a number of relevant factors including: historical loan loss experience, the assigned risk rating of the credit, current credit worthiness of the borrower, current value of the underlying collateral, levels of and trends in delinquencies and non-accrual loans, trends in volume and terms of loans, concentrations of credit and national and local economic trends and conditions. Other tools include ratio analysis and peer group analysis.

The provision for loan losses was $100,000 for both three month periods and $300,000 for both nine month periods ending September 30, 1998 and 1997. Net charge-offs in the third quarter of 1998 were $3,000 compared to $103,000 for the same period in 1997. QNB had a net recovery of $13,000 for the first nine months of 1998. This compares to a net charge-off $228,000 during the same period of 1997. The charge-off of a group of investment property loans to one borrower account for $98,000 of the gross charge-offs in the third quarter of 1997. Management anticipates that the provision for loan losses in the future may decline slightly as asset quality continues to improve and as the ratio of the allowance for loan losses to non-performing loans increases.

Non-performing assets (non-accruing loans, loans past due 90 days or more, and other real estate owned) continued their positive trend downward during the first nine months of 1998 and amounted to .48 percent of total assets at September 30, 1998. This compares to 1.07 percent at September 30, 1997 and .96 percent at December 31, 1997. Non-accrual loans were $856,000 and $2,022,000 at September 30, 1998 and 1997. Non-accrual loans at December 31, 1997 were $1,209,000. Other real estate owned was $631,000 at September 30, 1998 compared to $983,000 at September 30, 1997 and $1,564,000 at December 31, 1997.
Management anticipates non-performing assets to continue to decrease, but at a slower pace, as a result of selling other real estate owned and through payments received on non-performing loans. However, a slowdown in the local economy could eventually lead to an increase in non-performing loans.

                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

PROVISION FOR LOAN LOSSES (Continued)

There were no restructured loans as of September 30, 1998, December 31, 1997 or September 30, 1997 as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for loan losses was $2,983,000 and $2,670,000 at September 30, 1998 and December 31, 1997, respectively. The ratio of the allowance to total loans was 1.76 percent and 1.59 percent for the respective periods. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

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

At September 30, 1998 and 1997, the recorded investment in loans for which impairment has been recognized totaled $788,000 and $1,782,000, respectively, of which $588,000 and $1,329,000 related to loans with no valuation allowance and $200,000 and $453,000 related to loans with a corresponding valuation allowance of approximately $65,000 and $136,000, respectively. Most of the loans identified as impaired are collateral-dependent.

NON-INTEREST INCOME

QNB, through its core banking business, generates various fees and service charges. Total non-interest income is composed of service charges on deposit accounts, mortgage servicing fees, gains on the sale of investment securities, gains on the sale of residential mortgages and student loans, and other miscellaneous fee income. Total non-interest income increased $66,000 or 13.7 percent to $548,000 for the quarter ending September 30, 1998 when compared to September 30, 1997. For the six month period total non-interest income increased $114,000 or 7.4 percent to $1,664,000.

Fees for services to customers, the largest component of total non-interest income, is primarily comprised of service charges on deposit accounts. These fees increased 6.0 percent, to $281,000 from $265,000, when comparing the two quarters, but declined .9 percent to $796,000 when comparing the nine month periods. The increase in service charges when comparing the two quarters is related to the collection of fees on check orders. During the third quarter of 1998, QNB restructured some of the features of its deposit products. One of the changes included the collection of fees on check reorders. Previously, most customers received free checks upon reorder. An increase in service charges on business accounts also contributed to the positive variance in

                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

the third quarter of 1998. The primary reason for the decline in service charges over the nine month period relates to a lower volume of overdrafts. Overdraft income decreased by approximately $20,000 over the nine month period. This more than offset increases in check order fees. QNB reviews all service charges and fee schedules related to its products and services on an ongoing basis. QNB prices its products and services competitively.

To date, when QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. Mortgage servicing fees for the quarter ending September 30, 1998 were $37,000 which represents a $6,000 decline from the same period in 1997. The decrease in mortgage servicing fees for the quarter is a result of a 3.2 percent decline in the average balance of mortgages sold and serviced to $67,083,000. For the nine month period mortgage servicing fees decreased $13,000 or 9.6 percent to $136,000. The average balance of mortgages serviced was approximately $67,254,000 for the nine month period ending September 30, 1998 compared to $70,908,000 for the first nine months of 1997. The decrease in the volume of mortgages serviced for others is a result of payments, both recurring and from refinances, outpacing the origination and sale of new residential mortgages. Management's decision to retain some 15 and some 20 year mortgages, which would have been sold in prior years has also reduced the amount of mortgages sold and serviced. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded. The amortization of the mortgage servicing asset recorded upon the sale of mortgages also contributed to the decrease in mortgage servicing fees during both the three and nine month periods. The amortization of the mortgage servicing asset was $5,000 higher for the three month period and $10,000 higher for the nine month period. QNB anticipates mortgage servicing income to increase slightly over the next year due to the increase in the origination and sale of residential mortgages resulting from lower interest rates.

Net gains on investment securities were $7,000 for the three months ended September 30, 1998. There were no gains on investment securities during the third quarter of 1997. The net gain recorded during the third quarter of 1998 was the result of the pre-funding of callable agency securities which had been purchased at a discount. These gains of approximately $11,000 were partially offset by the loss of $4,000 on the sale of an equity security.

Net gains on investment securities were $75,000 for the first nine months of 1998, compared to $165,000 for the first nine months of 1997. Gains on the sale of equity securities included in these amounts were $58,000 and $159,000, respectively. QNB owns a small portfolio of marketable equity securities, bank stocks. During the first quarter of 1998 QNB sold a holding with a cost basis of $28,000 at a gain of $62,000. This compares to a similar sale during the first quarter of 1997 when QNB sold securities with a cost basis of $329,000 for a gain of $159,000. With regard to gains on debt securities, QNB, during the first quarter of 1998, sold approximately $5,000,000 in lower yielding agency securities at a gain of $6,000. These securities had a weighted average yield of
5.81 percent and were sold for both liquidity purposes and to reposition the portfolio. The gain on debt securities in 1997 was a result of the sale of approximately $6,500,000 of U.S. Treasury and U.S. agency securities during the second quarter and $3,467,000 of agency securities during the first quarter. These securities were primarily sold for liquidity reasons. QNB historically experiences deposit outflows at the beginning of the year.


                                    Form 10-Q
                                     Page 11

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

QNB recorded a gain of $60,000 on the sale of loans during the third quarter of 1998. This compares to a $24,000 gain for the same period in 1997. The sale of residential mortgage loans accounts for $58,000 and $23,000 of the gains during the respective three month periods. QNB sold approximately $2,700,000 and $1,500,000 in residential mortgages in these quarters. Declining interest rates to record low levels resulted in an increase in mortgage refinance activity. This declining rate environment enabled QNB to sell these mortgages at a gain. Declining interest rates during the third quarter of 1997 provided the opportunity to sell some lower yielding 15 and 20 year mortgages that had been in portfolio.

For the nine month periods ending September 30, 1998 and 1997 net gains on the sale of loans was $224,000 and $66,000, respectively. The sale of student loans accounts for $38,000 and $33,000 of the gains, during the nine month periods of 1998 and 1997. QNB sold approximately $1,551,000 and $1,436,000 in student loans during this period. The net gain on the sale of residential mortgage loans was $186,000 and 33,000 for the nine month periods ending September 30, 1998 and 1997. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. The larger gains during 1998 is a result of both events. Proceeds from the sale of residential mortgages was approximately $9,930,000 and $2,107,000 for the nine month periods. Declining interest rates during 1998 presented an opportunity for many borrowers to refinance their mortgages at lower rates. This provided an opportunity for QNB to originate and sell more mortgages. As of September 30, 1998 QNB had approximately $306,000 in mortgage loans classified as held for sale. These loans are accounted for at lower of cost or market.

Other operating income increased $13,000 to $163,000 when comparing the three month periods ending September 30, 1998 and 1997, and increased $66,000 when comparing the nine month periods. For the quarter, earnings on the single premium life insurance policies amounted to $12,000. These agreements went into effect in September, 1998. Increases in check card and ATM interchange income totaling $13,000 were offset by lower rental income on other real estate owned of $3,000 and a decline in commissions on the sale of mutual funds of $7,000. The temporary loss of a mutual fund representative and the volatile stock market contributed to the decline in these commissions. Fees related to official checks increased approximately $5,000 when comparing the two quarters. Other operating income during the third quarter of 1997 includes a gain on the sale of other real estate of $25,000, while the third quarter of 1998 includes the reimbursement of prior years costs of approximately $15,000 related to the terminated bill pay product.

The increase in other income when comparing the nine month periods includes increases in check card and ATM interchange income of $29,000 and $12,000, respectively. These increases relate to higher usage of the checkcard and an increased usage of QNB's ATM machines by non-QNB customers. QNB does not surcharge for the use of its machines and as a result has experienced increased activity. QNB receives a fee from the non-customer's bank when non-customers use a Quakertown National Bank machine. The earnings on the life insurance product and the reimbursement of prior years costs as discussed above also contributed to the increase when comparing the nine month periods. The recognition of fees from official checks contributed $16,000 to the total increase in other operating income. Partially offsetting these positive increases was a $12,000 decline in mutual fund commission income. The results for the nine month period of 1997 also includes a net gain on the sale of other real estate owned of approximately $17,000.

                                    Form 10-Q
                                     Page 12

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE

Non-interest expense includes salaries and employee benefits, net occupancy expense, furniture and equipment expense, marketing expense, supplies expense, professional fees expense, insurance expense, other real estate owned expense, and various other operating expenses. Total non-interest expense of $2,348,000 for the quarter ending September 30, 1998 represents an increase of $110,000 or
4.9 percent from levels reported in the third quarter of 1997. Total non-interest expense for the nine months ending September 30, 1998 was $7,008,000, an increase of $245,000 or 3.6 percent over 1997 levels.

Salaries and benefits, the largest component of non-interest expense, increased $43,000 or 3.3 percent to $1,344,000 for the quarter ending September 30, 1998 compared to the same quarter in 1997. Salaries expense increased $49,000 or 4.6 percent during the period to $1,104,000 while benefits expense decreased $6,000 or 2.4 percent to $240,000. Annual merit increases in addition to a slight increase in the number of employees account for the increase during 1998. The decline in benefits expense is a result of lower medical and unemployment compensation costs.

Salaries and benefit expense for the nine month period ending September 30, 1998 was $4,068,000, an increase of $113,000 or 2.9 percent from the same period in 1997. Salary expense was $125,000 or 4.0 percent higher, while benefit expense was $12,000 or 1.5 percent lower. The increase in salary expense is primarily a reflection of annual merit increases and a small increase in the number of full time equivalent employees. The decline in benefit expense relates to lower medical costs and State unemployment compensation costs. Lower medical costs resulted from an increase in the number of employees waiving coverage and an increase in the employee cost sharing percentage. These savings were partially offset by a $12,000 increase in the accrual for retirement plan expense.

Net occupancy expense increased $6,000 or 3.6 percent for the three month period, but decreased $3,000 or .6 percent for the nine month period. The increase in expense during the three month period is a result of slightly higher building repairs, maintenance and securities costs. Lower utility costs, due to the relatively mild winter and spring account for the decline in net occupancy expense when comparing the nine month periods. Furniture and equipment expense increased $2,000 or 1.2 percent when comparing the three month periods ending September 30, 1998 and 1997, but decreased $24,000 or 4.7 percent when comparing the nine month periods. The increase during the quarter was a result of an increase in depreciation expense resulting from the implementation of the first phase of the wide area network.

The significant decrease in furniture and equipment expense when comparing the nine month periods is the result of lower depreciation expense of $27,000. QNB uses an accelerated method of depreciation on its furniture and equipment. This provides for higher expense in the earlier years of an asset's life. QNB has purchased relatively little furniture and equipment during the past three years. These smaller amounts of purchases along with lower depreciation expense as an asset ages, account for the decline in depreciation expense. As was experienced during the third quarter of 1998, depreciation expense is anticipated to continue to increase during the next year as QNB invests in new computer technology and as older equipment is replaced.

Marketing expense increased $26,000 to $87,000 for the quarter ending September 30, 1998 and $73,000 to $275,000 for the nine month period. The increase during the quarter is a result of additional print, radio and bill board advertising to promote specific products and QNB's image of being an independent community bank in light of the merger activity taking place in the industry. A $40,000 pledge to the Main Street Program, a

                                    Form 10-Q
                                     Page 13

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (Continued)

program designed for the revitalization of downtown Quakertown, also contributed to the increase in marketing expense for the nine month period.

Professional fees decreased $27,000 or 21.3 percent when comparing the nine month periods. Less reliance on legal counsel for loan workout situations resulting from the improvement in asset quality along with the reimbursement of some previously expensed legal costs account for the decline.

Other real estate owned expense decreased $24,000 to $56,000 when comparing the third quarter of 1998 to the same quarter of 1997 and $57,000 to $178,000 when comparing the nine month periods. The lower amount in 1998 is a reflection in the reduction in the number of properties owned and the costs of taxes, insurance and maintenance on these properties. Other real estate expense during the third quarter of 1998 includes the net loss on the sale or write-down of properties totaling $25,000. Management anticipates other real estate expense to decline in 1999 as the costs associated with these properties are eliminated as they are sold.

Total other expense for the three months ending September 30, 1998 was $414,000, an increase of $61,000 or 17.3 percent over the same period in 1997. The amortization of the deposit premium relating to the acquisition completed during the fourth quarter of 1997 accounts for $13,000 of the increase. An increase in the use of third party vendors contributed $11,000 to the variance. Checkcard expense and check production costs both increased $7,000 when comparing the quarters. Director related expenses increased $12,000 when comparing the periods.

For the nine month period ending September 30, 1998, other non-interest expense increased $176,000 or 16.3 percent to $1,259,000 when compared to the same period in 1997. An increase in the accrual for a director's deferred compensation plan accounted for $70,000 of the increase. This increase reflects an adjustment to the interest rate assumption caused by the decline in market interest rates. The amortization of the deposit premium accounted for $38,000 of the increase. Increases in third party vendor services, directors fees, customer meeting and entertainment expenses and state taxes were partially offset by declines in training expense and fraud losses.

INCOME TAXES

Applicable income taxes and effective tax rates were $327,000 or 27.5 percent for the three month period ending September 30, 1998, and $361,000 or 29.1 percent for the same period in 1997. For the nine month period applicable income taxes and effective rates were $1,076,000 or 27.9 percent and $1,008,000 or 28.9 percent, respectively. The lower effective tax rate during the third quarter of 1998 is a result of a higher percentage of tax-exempt income to total income before taxes. QNB has increased its percentage of both tax exempt municipal securities and loans to total earning assets. The lower effective tax rate for the nine month period of 1998 is primarily the result of tax credits received on an investment in a low income housing project and the increase in the relative percentage of tax-exempt earning assets.

                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


INCOME TAXES (Continued)

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 1998 QNB's net deferred tax asset was $423,000. A deferred tax asset of $772,000 relating to the allowance for loan losses was partially offset by a deferred tax liability of $486,000 resulting from the SFAS No. 115 adjustment for available-for-sale investment securities. As of September 30, 1997 QNB's net deferred tax asset was $494,000 of which $663,000 related to the allowance for loan losses. QNB had a deferred tax liability of $309,000 as of September 30, 1997 as a result of the SFAS No. 115 adjustment for the unrealized gain on available-for-sale investment securities.

BALANCE SHEET ANALYSIS

The Balance Sheet Analysis reviews average balance sheet data for the nine months ended September 30, 1998 and 1997, as well as the period ending balances as of September 30, 1998 and December 31, 1997.

Average earning assets for the nine month period ended September 30, 1998 increased 8.2 percent to $291,326,000 from $269,315,000 for the nine months ending September 30, 1997. Average loans and average investments increased $8,953,000 and $10,525,000, respectively while Federal funds sold increased $2,451,000. The increase in average loans is a result of the business development program developed over the past couple of years, competitive pricing on commercial, residential mortgage and home equity loans and participation relationships with other local community banks. Average commercial, residential mortgage and consumer loans increased approximately $5,588,000, $1,857,000 and $1,508,000, respectively. The increase in commercial loans is primarily in the area of commercial and industrial loans. Although a certain amount of these loans are considered unsecured, the majority are secured by non-real estate collateral such as equipment, vehicles, accounts receivable and inventory. The growth in the residential mortgage portfolio is a result of increased mortgage originations spurred by the refinancing resulting from lower interest rates. QNB's decision to retain in portfolio more residential mortgage loans also positively impacted the balance of the portfolio. The increase in the consumer loan portfolio is a result of home equity loan promotions and attractive interest rates.

The growth in average investment securities were primarily in the categories of U.S. Government agency bonds, municipal bonds and mortgage-backed securities. Agency securities, primarily callable bonds, increased $5,399,000, while municipal bonds increased $2,067,000 and mortgage-backed securities $2,053,000 when comparing the nine month periods. During the third quarter of 1998, QNB's purchases were concentrated in the area of mortgage-backed securities. These bonds were purchased to replace U.S. agency securities which were called and existing mortgage-backed paper whose payments had increased due to the decline in interest rates.

The growth in average earning assets was primarily funded by increased interest-bearing deposits, principally time deposits. Average interest-bearing deposits increased $16,203,000 or 7.3 percent while non-interest bearing deposits increased $3,782,000 or 12.9 percent when comparing the nine month periods. Average time deposits increased $12,001,000 while average NOW accounts and savings accounts increased $1,855,000 and $2,208,000, respectively. The purchase of approximately $6,800,000 in deposits from First Lehigh Bank in the fourth quarter of 1997, contributed to the increase in total deposits. A significant portion of the increase in time deposits were accounts with balances over $100,000. These average balances increased $3,772,000 and tend to have short maturities. Attractive rates on time deposits relative to rates on other interest-bearing accounts along with the introduction of the Flex12 certificate of deposit contributed to the increase in time deposits. The Flex12 has a twelve month maturity, allows for one no penalty withdrawal, enables the holder to add funds to the account and pays a competitive rate.


                                    Form 10-Q
                                     Page 15

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


BALANCE SHEET ANALYSIS (Continued)

Total assets at September 30, 1998 were $313,526,000, compared with $305,772,000 at December 31, 1997, an increase of 2.5 percent for the nine month period. The increase in assets from December 31, 1997 to September 30, 1998 is primarily centered in investment securities which increased $5,426,000, loans which increased $1,395,000 and other assets which increased $2,687,000 during the period. The increase in other assets is the result of the purchase of approximately $2,557,000 in single premium life insurance policies for executive officers and some directors of QNB. These policies earn between 5.85 percent and
6.00 percent tax free and replace the group term life insurance policies of the executive officers and enhance the funding side of the directors deferred compensation plan.

Total deposits increased from $267,166,000 at December 31, 1997 to $271,993,000 at September 30, 1998. Total time deposits increased $10,246,000, with time deposits less than $100,000 increasing $7,047,000. Interest-bearing transaction accounts and Money market accounts declined $1,447,000 and $680,000, respectively while non-interest bearing transaction accounts declined $3,368,000. The increase in time deposits is a result of the higher rates on these deposits relative to rates on savings and transaction type in conjunction with the promotion of a new product, the Flex 12 Certificate of Deposit.

At September 30, 1998 the fair value of investment securities available-for-sale was $72,266,000 or $1,431,000 above the amortized cost of $70,835,000. This compares to a fair value of $75,920,000 or $1,323,000 above the amortized cost of $74,597,000 at December 31, 1997. An unrealized holding gain, net of taxes, of $944,000 and $873,000 was recorded as an increase to shareholders' equity at September 30, 1998 and December 31, 1997. Falling interest rates increased the market value of the fixed income debt security portfolio and more than offset the price depreciation of the equity portfolio resulting from the stock market correction in the third quarter of 1998.

The available-for-sale portfolio had a weighted average maturity of approximately 4 years and 10 months at September 30, 1998 and 5 years at December 31, 1997. The weighted average maturity is based on the stated contractual maturity of all securities except for mortgage-backed securities which are based on estimated average life. The maturity of the portfolio may be shorter because of call features in many debt securities and because of prepayments on mortgage-backed securities. The interest rate sensitivity analysis reflects the expected maturity distribution of the securities portfolio based upon estimated call dates and anticipated cash flows assuming management's most likely interest rate environment. The expected weighted average life of the available-for-sale portfolio was 1 year and 3 months at September 30, 1998 and 1 year and 10 months at December 31, 1997, based on these assumptions. The shortening of the expected average life of the portfolio is a result of the decline in interest rates thereby increasing the likelihood of some of the callable agency bonds to be called earlier and an increase in the level of prepayments on mortgage-backed securities.

Investment securities held-to-maturity are reported at amortized cost. As of September 30, 1998 and December 31, 1997, QNB had securities classified as held-to-maturity with an amortized cost of $49,480,000 and $40,400,000 and a market value of $50,060,000 and $40,713,000, respectively. The held-to-maturity portfolio had a weighted average maturity of approximately 5 years and 11 months at September 30, 1998 and 2 years and 10 months at December 31, 1997. The expected weighted average life of the held-to-maturity portfolio was 2 years and 7 months at September 30, 1998 and 2 years and 10 months at December 31, 1997. The increase in the average maturity is a result of the growth in the ten year municipal portfolio, whose balances increased from $10,136,000 at December 31, 1997 to $13,972,000 at September 30, 1998. And the growth in the mortgage-backed portfolio, whose balances increased from $30,186,000 to $35,430,000. Mortgage-backed securities which QNB purchases tend to have an average-life of approximately 5 years.



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

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale were $87,399,000 and $91,915,000 at September 30, 1998 and December 31, 1997. These sources were adequate to meet seasonal deposit withdrawals and loan demand during the first nine months of 1998 and should be adequate to meet normal fluctuations in loan demand and or deposit withdrawals. Approximately $38,337,000 and $36,510,000 of available-for-sale securities at September 30, 1998 and December 31, 1997 were pledged as collateral for repurchase agreements, public deposits and other deposits as provided by law. Additional sources of liquidity, developed during the third quarter of 1998, are provided by the Bank's membership in the Federal Home Loan Bank (FHLB) and a $5,000,000 unsecured Federal funds line granted by the Bank's correspondent.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. QNB's cash and cash equivalents decreased $1,063,000 to $11,511,000 at September 30, 1998. This compares to a $2,991,000 decrease during the first nine months of 1997. After adjusting net income for non-cash transactions, operating activities provided $4,970,000 in cash flow in the first nine months of 1998, compared to $4,078,000 in the same period of 1997. Higher net income, an increase in residential mortgage loan activity and a decline in interest receivable account for most of the difference between the periods.

Net cash used by investing activities was $10,724,000 during the first nine months of 1998. The purchase of investment securities in excess of proceeds from maturities, calls or sales of $5,253,000 and the net increase in loans of $4,573,000 were the primary activities that used cash. The purchase of $2,557,000 of life insurance was also a use of cash. Proceeds from the sale of other real estate owned and student loans provided $2,562,000 of cash. Net cash used by investing activities was $15,119,000 during the first nine months of 1997. This resulted largely from the purchase of investment securities exceeding sales and maturities by $16,455,000 and a net increase in loans of $2,802,000. A decrease in Federal funds sold provided $1,469,006 while proceeds from the sale of student loans and other real estate owned provided $1,898,000.

Net cash provided by financing activities of $4,691,000 during the first nine months of 1998 was the result of an increase in interest-bearing deposits, primarily time deposits, which increased $10,236,000. Money market and NOW accounts decreased over the same period by $2,127,000. An increase in the balances of repurchase agreements, also provided cash. A reduction in non-interest bearing deposits of $3,368,000 was a use of cash during the period. The reduction in non-interest bearing deposits is a function of the timing of deposits and withdrawals of several large deposit customers. Net cash provided by financing activities of $8,050,000 during the first nine months of 1997 was the result of an increase in interest-bearing deposits, primarily time deposits and money market accounts, which increased $6,340,000 and $2,330,000, respectively. A time deposit promotion during the first half of the year contributed to the increase. Time deposits over $100,000 represents $3,810,000 of the increase in time deposits. Non-interest bearing deposits decreased $1,802,000 during the first nine months of 1997.




                                    Form 10-Q
                                     Page 17

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB's shareholders' equity at September 30, 1998 was $27,939,000 or 8.91 percent of total assets compared to shareholders' equity of $25,832,000 or 8.45 percent at December 31, 1997

Shareholders' equity averaged $26,021,000 for the first nine months of 1998 and $23,886,000 during all of 1997, an increase of 8.9 percent. The ratio of average total equity to average total assets improved to 8.42 percent for 1998, compared to 8.27 percent for 1997. The increase in the equity to asset ratio is a function of significantly higher net income, an increase in capital retention despite increasing the cash dividend in both 1998 and 1997 and modest growth in average assets.

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

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based and 4.00 percent for leverage. Under the requirements, QNB has a Tier I capital ratio of 14.32 percent and 13.49 percent, a total risk-based ratio of 15.58 percent and 14.74 percent and a leverage ratio of 8.46 percent and 8.23 percent at September 30, 1998 and December 31, 1997, respectively.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically under-capitalized." At September 30, 1998 and December 31, 1997 QNB met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively and a Tier I leverage ratio of 5.00 percent.

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

net interest income since changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously. Interest rate sensitivity analysis also involves assumptions on certain categories of assets and deposits. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow. Savings accounts, including passbook, statement savings, money market, and NOW accounts, do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. This may impact QNB's margin if more expensive alternative sources of deposits are required to fund loans or deposit run-off. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. A positive gap results when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities. A negative gap results when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets.

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At September 30, 1998, interest-earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $113,155,000. Interest-sensitive liabilities scheduled to mature or reprice within one year were $116,953,000. The one year cumulative gap, which reflects QNB's interest sensitivity over a period of time, was a negative $3,798,000 at September 30, 1998. The cumulative one-year gap equals -1.30 percent of total earning assets. This negative or liability sensitive gap will generally benefit QNB in a falling interest rate environment, while rising interest rates could negatively impact QNB.

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

Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies. Based on management's estimate of balance sheet growth and composition and interest rates for the next year, net interest income for the next twelve months is expected to increase modestly compared to the prior twelve months. The projected increase in net interest income is primarily the result of forecasted growth in total earning assets and a change in the composition of earning assets, with the loan to earning assets ratio increasing slightly. These factors will be partially offset by a decrease in the net interest margin. The actual results for the third quarter of 1998 did not meet the expected results from the simulation model because of the timing and magnitude of rate changes on funding sources. QNB was not able to decrease rates on interest-bearing liabilities as quickly or to as large a degree as was assumed in the model. The repricing of interest rates on liabilities tends to lag changes in interest rates on assets, both up and down.

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

                                    Form 10-Q
                                     Page 19

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

The nature of QNB's current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At September 30, 1998, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over a twelve month period, under alternative interest rate scenarios.

---------------------------------------------------------------------------------------------------
Change in Interest Rates                     Net Interest Income     Dollar Change   Percent Change
---------------------------------------------------------------------------------------------------
+300 Basis Points ...........................          $11,372          $(1,274)           (10.08)%
+200 Basis Points ...........................           11,877             (769)            (6.08)
+100 Basis Points ...........................           12,274             (372)            (2.94)
FLAT RATE ...................................           12,646               -                -
-100 Basis Points ...........................           12,958              312              2.47
-200 Basis Points ...........................           13,055              409              3.24
-300 Basis Points ...........................           12,916              270              2.14

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


                                    Form 10-Q
                                     Page 20

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION



IMPACT OF YEAR 2000 (Continued)

The Renovation phase includes vendor certification, code enhancement, and hardware and software upgrades as needed. The vendor of QNB's core operating system has informed management that changes are complete and proxy testing has been completed at six other banks and open system testing completed at multiple other sites. QNB has also received a third party review of QNB's core processing system that concluded adequate progress in meeting established goals for Year 2000 qualification of the system and related products. In addition, QNB has installed the updated software on our test system and has begun testing in-house. Testing is anticipated to be completed by year end. QNB has completed approximately 60 percent of the renovation phase.

The Validation phase includes testing of all of the impacted applications, both internally developed and third party provided. Testing of the systems has begun and will continue throughout 1998. Contingency plans, if any are needed, will be developed during 1998 to address any shortcomings that are identified. The Implementation phase includes incorporating all changes, achieving certification of Year 2000 compliance and implementing contingency plans, if necessary. QNB's plan also includes reviewing any potential risks associated with the loan and investment portfolios due to the Year 2000 issue. QNB's goal is to have the plan substantially completed by December 31, 1998.

Based on the currently available information, management does not anticipate that the cost to address Year 2000 issues will have an impact on QNB's financial condition, results of operations, liquidity or capital resources. A significant portion of the anticipated costs are not expected to be incremental, but rather will represent the redeployment of existing information technology resources.

The only major investment in technology partially as a result of the Year 2000 was the purchase of an imaging system to do item processing. QNB's current item processing system was deemed not to be Year 2000 compliant after QNB had previously adopted a long range technology plan which included migrating to imaging during 1999. The new system is scheduled to be installed during the first quarter of 1999. The estimated cost of the imaging system is approximately $300,000.

Through QNB's Year 2000 team, three areas of Year 2000 exposure have been identified: 1) customer uncertainty; 2) utility and communication companies; and
3) indirect debit and ATM gateways. QNB is addressing these areas through its Disaster Recovery Program. The existing Disaster Recovery Program is being updated to include the additional risks posed by the Year 2000. The plan is scheduled to be completed by December 31, 1998.

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

                                    Form 10-Q
                                     Page 21

                            QNB CORP. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                               SEPTEMBER 30, 1998

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

Item 4. Submission of Matters to Vote of Securities Holders
                 None.

Item 5. Other Information
                 None.

Item 6. Exhibits and Reports on Form 8-K
                 (a) Exhibits

The following Exhibits are included in this Report:

   Exhibit 3.1 Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3.1 of Registrants Form 10-Q filed with the Commission on August 13, 1998).

   Exhibit 3.2 Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3.1 of Registrants Form 10-Q filed with the Commission on August 13, 1998).

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

   Exhibit 10.4 QNB Corp. Stock Incentive Plan. (Incorporated by reference to Exhibit 4A to Registration Statement No. 333-16627 on Form S-8, filed with the Commission on November 22, 1996).


                                    Form 10-Q
                                     Page 22

                            PART II. OTHER INFORMATION

                                SEPTEMBER 30, 1998

Item 6 Exhibits and Reports on Form 8-K (Continued)

   Exhibit 10.5 QNB Corp. Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4B to Registration Statement No. 333-16627 on Form S-8, filed with the Commission on November 22, 1996).

   Exhibit 10.6 The Quakertown National Bank Profit Sharing and Section 401(k) Salary Deferral Plan. (Incorporated by reference to
                    Exhibit 4C to Registration Statement No. 333-16627 on Form S-8, filed with the Commission on November 22, 1996).

   Exhibit 11       Statement Re: Computation of Earnings Per Share.
                        (Included in Part 1, Item 1, hereof.)

   Exhibit 27       Financial Data Schedule

   Exhibit 99 Financial Data Schedule for September 30, 1997, revised to reflect changes in Earnings Per Share.

                (b) Reports on Form 8-K
                        None

                                    Form 10-Q
                                     Page 23

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              QNB Corp.

Date: November 13, 1998                       By:
      ----------------------------

                                              /s/ Thomas J. Bisko
                                              ----------------------------------
                                              Thomas J. Bisko
                                              President and CEO

Date: November 13, 1998                       By:
      ----------------------------

                                              /s/ Robert C. Werner
                                              ----------------------------------
                                              Robert C. Werner
                                              Vice President

Date: November 13, 1998                       By:
      ----------------------------

                                              /s/ Bret H. Krevolin
                                              ----------------------------------
                                              Bret H. Krevolin
                                              Chief Accounting Officer

                                    Form 10-Q
                                     Page 24