Form 10-K
period 1998-12-31
QNB CORP
filed 1999-03-30
CIK 750558

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               -----------------

                                    Form 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1998
                          ----------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    --------------------

                         Commission file number 0-17706

                                    QNB CORP.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                          23-2318082
  ------------------------------                           --------------------
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                           Identification No.)

 10 North Third Street, Quakertown, PA                         18951-9005
---------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (215)538-5600
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None.

      Title of each class           Name of each exchange on which registered
      -------------------           -----------------------------------------

-----------------------------     ----------------------------------------------

-----------------------------     ----------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1.25 par value
                         -------------------------------
                                (Title of class)

                ------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO
                                             ---    ---

                           [Cover page 1 of 2 pages]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     As of March 19, 1999, 1,435,678 shares of Common Stock of the registrant were outstanding and the aggregate market value of the Common Stock of the registrant, held by nonaffiliates was approximately $43,467,912.


                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for 1998   --    Part I, Item 3
                                               Part II, Items 6, 7 and 8

Proxy Statement dated April 2, 1999      --    Part III, Items 10, 11, 12 and 13

                                 FORM 10-K INDEX

                                                                                          PAGE
PART I

Item 1     Business..........................................................................4

Item 2     Properties.......................................................................10

Item 3     Legal Proceedings................................................................11

Item 4     Submission of Matters to a Vote of Security Holders..............................11


PART II

Item 5     Market for Registrant's Common Stock and Related Stockholder Matters.............11

Item 6     Selected Financial Data..........................................................11

Item 7     Management's Discussion and Analysis of Financial Condition
                 and Results of Operation...................................................12

Item 7A    Quantitative and Qualitative Disclosures about Market Risk.......................12

Item 8     Financial Statements and Supplementary Data......................................12

Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................................12


PART III

Item 10    Directors and Executive Officers of the Registrant...............................12

Item 11    Executive Compensation...........................................................12

Item 12    Security Ownership of Certain Beneficial Owners and Management...................13

Item 13    Certain Relationships and Related Transactions...................................13


PART IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K..................13

                                     PART I

ITEM 1.  BUSINESS

QNB CORP.

     QNB Corp. was incorporated under the laws of the Commonwealth of Pennsylvania on June 4, 1984. QNB Corp. is registered with the Federal Reserve Board as a bank holding company under The Quakertown National Bank Holding Company Act of 1956, as amended, and conducts its business through its wholly-owned subsidiary, The Quakertown National Bank. The principal business of QNB Corp., through The Quakertown National Bank, is commercial banking and consists of, among other things, attracting deposits from the general public and using these funds in making commercial loans, residential mortgage loans, consumer loans, and purchasing investment securities.

     QNB Corp. was organized for the purpose of becoming the holding company of The Quakertown National Bank. Pursuant to a Plan of Reorganization approved by The Quakertown National Bank's stockholders, QNB Corp.'s application to the Federal Reserve Board of Governors requesting approval to become a bank holding company was approved on September 11, 1984. In accordance with the terms of the Plan of Reorganization, each share of The Quakertown National Bank's common stock previously outstanding was automatically converted into one share of QNB's common stock and The Quakertown National Bank became a wholly owned subsidiary of QNB Corp. QNB Corp's primary asset is its investment in The Quakertown National Bank. QNB Corp.s primary assets also include an investment portfolio consisting of stock in various financial institutions. The investment portfolio accounts for less than 1.00% of QNB Corp.'s total consolidated assets.

THE QUAKERTOWN NATIONAL BANK

     The Quakertown National Bank is a national banking association organized in 1877. The Quakertown National Bank is chartered under the National Banking Act to engage in the various activities of a commercial bank and is subject to federal and state laws applicable to commercial banks.

     The Quakertown National Bank is a full-service commercial bank that provides most major financial services. The Quakertown National Bank's principal office is located in Bucks County, Pennsylvania. The Quakertown National Bank also operates five other full-service branches, an operations facility and an administrative office. For more information relating to The Quakertown National Bank's properties, see Item 2. Properties. The Quakertown National Bank had 117 full-time employees and 43 part-time employees, at February 1, 1998. There are employees of The Quakertown National Bank who are also employees of QNB Corp.

     As of December 31, 1998 QNB Corp., on a consolidated basis, had total assets of $324,672,000, total deposits of $279,223,000, and total shareholders' equity of $28,338,000.

     We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of QNB Corp. The Quakertown National Bank or the combined company. When we use words such as "believes," or "expects," "anticipates" or similar expressions, we are making forward-looking statements.

     Readers should note that many factors, some of which are discussed elsewhere in this document and in the documents that we incorporate by reference, could affect the future financial results of QNB Corp., The Quakertown National Bank or the combined company and could cause those results to differ materially from those expressed in our forward-looking statements contained or incorporated by reference in this document. These factors include the following:

     o   operating, legal and regulatory risks;

     o economic, political, and competitive forces affecting our banking, securities, asset management and credit services businesses; and

     o   rapidly changing technology; and

     o the risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

See also, page 8 of QNB Corp.'s 1998 Annual Report to Shareholders on Form 10-K, "Management's Discussion and Analysis-Consolidated Financial Review" incorporated by reference herein, which page is included at Exhibit 13.1

MARKET AREA

     The Quakertown National Bank's primary market area is Quakertown, Pennsylvania and its surrounding communities and includes parts of Upper Bucks County, Southern Lehigh County, and Northern Montgomery County. The Quakertown National Bank is not dependent upon a single customer, or a few customers, the loss of which would have a material adverse effect on The Quakertown National Bank.

LENDING ACTIVITIES

     General. The Quakertown National Bank offers a variety of loan products to its customers; including residential real estate mortgages, commercial, construction, home equity, business, consumer, and student loans. The Quakertown National Bank's loan portfolio totaled $176,443,000 and $167,720,000 at December 31, 1998 and 1997, respectively. The portfolio represented approximately 54.3% and 54.9% of The Quakertown National Bank's total assets at December 31, 1998 and 1997, respectively.

     Residential Mortgage Loans. The Quakertown National Bank offers primarily 1 and 3 year adjustable rate mortgages, 7 year balloon mortgages, and 15, 20 and 30 year fixed rate loans. Since 1984 The Quakertown National Bank has generally sold, without recourse, its mortgage loans in the secondary mortgage market. During 1998 substantially all originations of loans to individuals for residential mortgages with maturities of 20 years or greater were sold in the secondary market. In 1997, The Quakertown National Bank also sold a small group of 15 year fixed rate mortgages.

     The Quakertown National Bank originates mortgage loans up to a 95% maximum loan-to-value ratio provided the amount above 80% is covered by private mortgage insurance. Premiums for private mortgage insurance are paid by the borrower.

     All mortgages sold in the secondary market conform to the loan-to-value ratios and underwriting standards dictated by the secondary market. A majority of the mortgages are sold to the Federal Home Loan Mortgage Corporation (Freddie
Mac), with servicing retained by The Quakertown National Bank.

     The Quakertown National Bank also offers home equity loans and lines of credit which are included in real estate residential loans. Real estate residential loans in the aggregate amount of $71,052,000 and $67,621,000 represented 40.2% of gross loans at both December 31, 1998 and 1997.

     Commercial Loans. The Quakertown National Bank offers commercial loans, including lines of credit or commitment, term loans, commercial mortgages, letters of credit, and tax-free loans.

     The Quakertown National Bank's commercial and industrial loan portfolio totaled $35,003,000 and $32,794,000 at December 31, 1998 and 1997, respectively. Commercial and industrial loans represented approx-imately 19.8% and 19.5% of The Quakertown National Bank's total gross loans at December 31, 1998 and 1997 respectively. Although a certain amount of these loans are considered unsecured, the majority are secured by non-real estate collateral, such as equipment, vehicles, accounts receivable and inventory.

     Commercial real estate loans in the aggregate amount of $60,708,000 and $58,783,000 represented 34.3% and 34.9% of The Quakertown National Bank's gross loan portfolio at December 31, 1998 and 1997, respectively, while construction loans, including commercial and residential, totaled $782,000 and $813,000 for the same periods. Commercial real estate loans include all loans collateralized at least in part by commercial real estate, but may not be for the expressed purpose of conducting commercial real estate transactions.

     Construction, commercial and industrial, and commercial real estate lending generally entails significant additional risk as compared with residential mortgage lending. These loans typically involve larger loan balances to single borrowers or groups of related borrowers.

         Consumer Loans. The Quakertown National Bank's consumer loan portfolio totaled $5,864,000 and $5,312,000 at December 31, 1998 and 1997, respectively. Consumer loans represented 3.3% and 3.2% of The Quakertown National Bank's total gross loans at December 31, 1998 and 1997, respectively. Consumer loans include automobile loans, student loans and other consumer type credit not secured by real estate.

INVESTMENT ACTIVITIES

     At December 31, 1998 and 1997, QNB Corp.'s investment portfolio, on a consolidated basis, in the aggregate amount of $120,153,000 and $116,320,000 consisted primarily of U.S. Government and Federal agency obligations, mortgage-backed securities, and state and municipal securities. Subject to applicable limits The Quakertown National Bank is also permitted to invest in corporate bonds and QNB Corp. is permitted to invest in equity securities. The Quakertown National Bank accounts for its investments based on Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investment securities available-for-sale are recorded at market value with the unrealized holding gain or loss, net of taxes, included in shareholders' equity, while investment securities held-to-maturity are recorded at amortized cost. At December 31, 1998 and 1997, the balance of the available-for-sale portfolio was $70,088,000 and $75,920,000 and the balance of the held-to-maturity portfolio was $50,065,000 and $40,400,000, respectively.

     The Quakertown National Bank views its investment portfolio as a secondary source of liquidity and stable earnings. Decisions regarding the selection of investments for The Quakertown National Bank's portfolio are made by the Chief Operating Officer and the Chief Financial Officer, or either of them, together with one other member of the asset/liability committee. Decisions on maturity and type of investment are dictated by The Quakertown National Bank's investment policy as approved by the Board of Directors. To enhance the liquidity and interest rate sensitivity of the portfolio, The Quakertown National Bank's strategy has been to invest in short and medium term U.S. Government and Federal Agency obligations and callable bonds and in longer term mortgage-backed securities and state and municipal securities. The available-for-sale and held-to-maturity investment portfolios had weighted average maturities of 4 years, 10 months and 3 years, 10 months respectively, at December 31, 1998. The expected weighted average life of the available-for-sale portfolio was 1 year, 2 months at December 31, 1998. The callable nature of the securities within this portfolio in conjunction with the decline in interest rates during 1998, which makes these call features more likely to be exercised, account for the shorter average life. Prepayments on mortgage-backed securities also shortens the average life.

SOURCES OF FUNDS

     Deposits. The Quakertown National Bank offers a variety of deposit products including checking accounts, passbook and statement savings, money market accounts, interest-bearing demand accounts, certificates of deposit, and jumbo certificates of deposit. Deposits of The Quakertown National Bank are insured up to $100,000 by the Federal Deposit Insurance Corporation (the "FDIC").

COMPETITION

     The Quakertown National Bank competes actively with other commercial banks in its market area. Competition exists for new deposits, in the scope and type of services offered, in interest rates on interest-bearing deposits and loans, and in other aspects of banking. In addition, The Quakertown National Bank, like other commercial banks, encounters competition from other non-bank financial institutions including savings banks, savings and loans, insurance companies, credit unions, finance companies, mutual funds and certain governmental agencies. Furthermore, large regional and national banks located in Philadelphia and Allentown are active in servicing companies based in The Quakertown National Bank's market area.

     For additional information with respect to QNB Corp.'s business activities, see Part II, Item 7 hereof.

SUPERVISION AND REGULATION

     QNB Corp. and its subsidiary, The Quakertown National Bank, operate in a heavily regulated environment. The general cost of compliance with numerous and multiple federal and state laws and regulations currently has, and in the future may have, a negative impact on the results of operations of QNB Corp. and The Quakertown National Bank.

     From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of QNB Corp. and The Quakertown National Bank. It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of QNB Corp. and The Quakertown National Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, QNB

Corp.'s and The Quakertown National Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the cost of doing business. Except as specifically described above, Management believes that the effect of the provisions of the aforementioned legislation on the liquidity, capital resources, and results of operations of QNB Corp. will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on QNB Corp.'s results of operations.

     Further, the business of QNB Corp. is also affected by the state of the financial services industry in general. As a result of legal and industry changes, Management predicts that the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. Management believes that such consolidations and mergers may enhance its competitive positions as a community bank.

     As the Year 2000 approaches, regulation of QNB Corp. and The Quakertown National Bank with respect to completing Year 2000 modifications has increased. See page 27 of QNB Corp.'s 1998 Annual Report, "Management's Discussion and Analysis-Impact of Year 2000" incorporated by reference herein, which page is included at Exhibit 13.1.

     Pending Legislation. Management cannot anticipate what changes Congress may enact, or, if enacted, their impact on QNB Corp.'s financial position and reported results of operation. As a consequence of the extensive regulation of commercial banking activities in the United States, QNB Corp.'s and The Quakertown National Bank's business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the costs of doing business. See also, page 27 of QNB Corp.'s 1998 Annual Report, incorporated by reference herein, which page is included at Exhibit 13.1.

     Effects of Inflation. Inflation has some impact on QNB Corp.'s and The Quakertown National Bank's operating costs. Unlike many industrial companies, however, substantially all of QNB Corp.'s assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on QNB Corp.'s and The Quakertown National Bank's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

     Risk Based Capital. The Federal Reserve Board, the FDIC and the Comptroller of the Currency have issued certain risk-based capital guidelines, which supplement existing capital requirements. See pages 24 and 25 of QNB Corp.'s 1998 Annual Report for information concerning QNB Corp.'s capital ratios, incorporated by reference herein, which pages are included at Exhibit 13.1.

Holding Company Regulation

     As a registered holding company under The Quakertown National Bank Holding Company Act, (the "BHCA"), QNB Corp. is regulated by the Federal Reserve Board (the "FRB"). QNB Corp. is also subject to the provisions of section 115 of the Pennsylvania Banking Code of 1965.

         As a bank holding company, QNB Corp. is required to file with the FRB an annual report and such additional information regarding the holding company and its subsidiary bank as required pursuant to the BHCA.

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

Bank Regulation

     The Quakertown National Bank operates as a national bank subject to regulation and examination by the Office of the Comptroller of the Currency (the "OCC").

     The OCC regulates all areas of a national bank's commercial banking operations including loans, mergers, establishment of branches and other aspects of operations. The OCC also regulates the level of dividends which can be declared by QNB Corp. See QNB Corp.'s 1998 Annual Report.

     The Quakertown National Bank is also regulated by the Federal Reserve System and the FDIC. The major function of the FDIC with respect to insured member banks is to pay depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors.

     FDIC insured banks are subject to certain FDIC requirements designed to maintain the safety and soundness of individual banks and The Quakertown National Banking system. In addition, the FDIC along with the Comptroller of the Currency and the FRB have adopted regulations which define and set the minimum requirements for capital adequacy based on risk. See pages 24 and 25 of QNB Corp's 1998 Annual Report, "Management's Discussion and Analysis-Capital Adequacy," incorporated by reference herein, which pages are included at Exhibit
13.1. The FRB, the FDIC and Federal and State law extensively regulate other various aspects of The Quakertown National Banking business, including, but not limited to, permissible types and amounts of loans, investments and other activities, branching, interest rates on loans and the safety and soundness of banking practices.

     Environmental Laws. Neither QNB Corp. nor The Quakertown National Bank anticipates that compliance with environmental laws and regulations will have any material effect on capital, expenditures, earnings, or on its competitive position. However, environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions. Environmentally contaminated properties owned by an institution's borrowers may result in a drastic reduction in the value of the collateral securing the institution's loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, The Quakertown National Bank may require an environmental examination of and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration a potential loss to the institution in relation to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the cost of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter prospective borrowers from entering into a loan transaction with The Quakertown National Bank. QNB Corp. is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of The Quakertown National Bank.

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

Federal Reserve Board Requirements

     Regulation D of the FRB imposes reserve requirements on all depository institutions, including The Quakertown National Bank, that maintain transaction accounts or non-personal time and savings accounts. These reserves may be in the form of cash or non-interest bearing deposits with the Philadelphia Federal Reserve Bank. Under current Regulation D, The Quakertown National Bank must establish reserves equal to 3.0% of the first $41.6 million of net transaction accounts and 10.0% of the remainder. The reserve requirement on non-personal savings and time deposits is 0.0%. Cash and demand balances due from depository institutions in the United States are used as a deduction against the reserve. At December 31, 1998, The Quakertown National Bank met applicable FRB reserve requirements.

ITEM 2.  PROPERTIES

     The Quakertown National Bank and Corporation's main office is located at 10 North Third Street, Quakertown, Pennsylvania. The Quakertown National Bank conducts business from its main office and five other retail offices located in Upper Bucks, Southern Lehigh, and Northern Montgomery Counties. The Quakertown National Bank owns its main office, two retail locations, its operations facility, and the computer facility. The Quakertown National Bank leases its remaining retail properties. The leases on the properties generally contain renewal options. Management considers that its facilities are adequate for its business.

     The following table details The Quakertown National Bank's properties:

Location

Quakertown, Pa.      -    Main Office                                 Owned
                          10 North Third Street
Quakertown, Pa.      -    Towne Bank Center                           Owned
                          320 West Broad Street

Quakertown, Pa.      -    Computer Center                             Owned
                     -    121 West Broad Street
Quakertown, Pa.           Country Square Office                       Leased
                          240 South West End Boulevard
Dublin, Pa.          -    Dublin Branch                               Leased
                          161 North Main Street
Pennsburg, Pa.       -    Pennsburg Square Branch                     Leased
                          410-420 Pottstown Ave
Coopersburg, Pa.     -    Coopersburg Branch                          Owned
                          51 South Third Street
Perkasie, Pa.        -    Perkasie Branch                             Owned
                          607 Chestnut Street

     In management's opinion, the above properties are in good condition and are adequate for QNB Corp.'s purposes.

ITEM 3.  LEGAL PROCEEDINGS

     Management, after consulting with QNB Corp.'s legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of QNB Corp. There are not proceedings pending other than ordinary routine litigation incident to the business of QNB Corp. and its subsidiary, The Quakertown National Bank. In addition, no material proceedings are known to be contemplated by governmental authorities against QNB Corp. or The Quakertown National Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     QNB Corp. had 696 shareholders of record as of March 19, 1999; however, QNB Corp. believes, based on the number of annual reports and proxy statements requested by nominee holders of QNB Corp.'s Common Stock, that the number of beneficial holders exceeds 900. See Page 44 of the 1998 Annual Report, "Corporate Information-Stock Information" and page 43 of the 1998 Annual Report, "Notes to Consolidated Financial Statements-Note 20-Regulatory Restrictions," incorporated by reference herein which pages are included in Exhibit 13.1.

ITEM 6.  SELECTED FINANCIAL AND OTHER DATA

     The information required by Item 6 is incorporated by reference to the information appearing under the caption "Selected Financial and Other Data" on page 28 of QNB Corp.'s Annual Report which is attached as Exhibit 13.1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by Item 7 is incorporated by reference to the information appearing under the caption "Management's Discussion and Analysis" on pages 7 to 28 of QNB Corp.'s Annual Report which is attached as Exhibit 13.1.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by Item 7A is incorporated by reference to the information appearing under the caption "Interest Rate Sensitivity" on pages 25 and 26 of QNB Corp.'s Annual Report which is attached as Exhibit 13.1.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 and the auditor's report are incorporated by reference to pages 29 to 44 of QNB Corp.'s Annual Report which is attached as Exhibit 13.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item, relating to directors, executive officers, control persons is set forth in the sections captioned "Election of Directors" and "Executive Officers of Registrant" of the QNB Corp's definitive Proxy Statement to be used in connection with the 1999 Annual Meeting of Shareholders, on pages 8 and 16 which pages are incorporated herein by reference.

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

     Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Registrant believes that during the period January 1, 1998 through December 31, 1998, its officers and directors were in compliance with all filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Proxy Statement to be used in connection with the 1999 Annual Meeting of Shareholders, on pages 11-14 which pages are incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference to the information appearing under the caption "Securities Ownership of Management" in the Proxy Statement to be used in connection with the 1999 Annual Meeting of Shareholders, on pages 5 through 7, which pages are incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference to the information appearing under the caption "Related Transactions" in the Proxy Statement to be used in connection with the 1999 Annual Meeting of Shareholders, on page 16, which page is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

     The following financial statements are included by reference in part II,
Item 8 hereof.

              Independent Auditors' Report
              Consolidated Balance Sheets
              Consolidated Statements of Income
              Consolidated Statements of Cash Flows
              Consolidated Statements of Changes in Stockholders' Equity Notes to Consolidated Financial Statements

     2.  Financial Statement Schedules

     The financial statement schedules required by this Item are omitted because the information is either inapplicable, not required or is in the consolidated financial statements as a part of this Report.

     3. The following exhibits are incorporated by reference herein or annexed to this 10-K:

        3.1- Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3.1 of Registrants Form 10-Q filed with the Commission on April 13, 1998.)

        3.2- Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3.1 of Registrants Form 10-Q filed with the Commission on April 13, 1998.)

       10.1-   Employment Agreement between the Registrant and Thomas J. Bisko.

       10.2-   Salary Continuation Agreement between the Registrant and Thomas
               J. Bisko.

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

       11.1- Statement re: Computation of Earnings per Share. (Incorporated by Reference to page 35 of QNB Corp.'s 1998 Annual Report, "Notes to Consolidated Financial Statements-Note 2-Earnings Per Share," which is included herein at Exhibit 13.1.)

       12.1- Statement re: Computation of Ratios. (Incorporated by Reference to page 1 of QNB Corp.'s 1998 Annual Report, which is included herein as Exhibit 13.1.)

       13.1-   Excerpts from the 1998 Annual Report to Shareholders.

       21.1-   Subsidiaries of the Registrant.

       23.1-   Consent of KPMG LLP, filed herewith.

(b)    Reports on Form 8-K

          None

(c) The exhibits required to be filed by this Item are listed under Item 14(a)3 above.

(d)      Not applicable

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             QNB Corp.

March 23, 1999                               By: /s/ Thomas J. Bisko
                                             -----------------------------------
                                             Thomas J. Bisko
                                             President and
                                             Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                  President, Chief Executive      March 23, 1999
/s/ Thomas J. Bisko               Officer and Director
-----------------------------
    Thomas J. Bisko

                                  Vice President                  March 23, 1999
/s/ Robert C. Werner
-----------------------------
    Robert C. Werner


/s/ Bret H. Krevolin              Chief Accounting Officer        March 23, 1999
-----------------------------
    Bret H. Krevolin


/s/ Norman L. Baringer             Director                       March 23, 1999
-----------------------------
    Norman L. Baringer


/s/ Kenneth F. Brown Jr.          Director                        March 23, 1999
-----------------------------
    Kenneth F. Brown Jr.


/s/ Dennis Helf                   Director                        March 23, 1999
-----------------------------
    Dennis Helf

/s/ Gary S. Parzych               Director                        March 23, 1999
-----------------------------
    Gary S. Parzych


/s/ Donald T. Knauss              Director                        March 23, 1999
-----------------------------
    Donald T. Knauss


/s/ Charles M. Meredith, III      Director                        March 23, 1999
-----------------------------
    Charles M. Meredith, III


/s/ Henry L. Rosenberger          Director                        March 23, 1999
-----------------------------
    Henry L. Rosenberger


/s/ Edgar L. Stauffer             Director                        March 23, 1999
-----------------------------
    Edgar L. Stauffer

                                    QNB CORP.

                                    FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 1998

                                  EXHIBIT INDEX



Exhibit

     3.1-    Articles of Incorporation of Registrant, as amended

     3.3-    Bylaws of Registrant, as amended

    10.1-    Employment Agreement between the Registrant and Thomas J. Bisko

    10.2-    Salary Continuation Agreement between the Registrant and
             Thomas J. Bisko

    10.4-    QNB Corp. Stock Incentive Plan

    10.5-    QNB Corp. Employee Stock Purchase Plan

    10.6- The Quakertown National Bank Profit Sharing and Section 401(k) Salary Deferral Plan

    11.1-    Statement re: Computation of Earnings per Share

    12.1-    Statement re:  Computation of Ratios

    13.1-    Excerpts from the 1998 Annual Report to Shareholders.

    21.1-    Subsidiaries of the Registrant.

    23.1-    Consent of KPMG LLP, filed herewith.