Form 10-Q
period 1999-03-31
QNB CORP
filed 1999-05-17
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________


                         Commission file number 0-17706
                                                -------

                                    QNB Corp.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Pennsylvania                                  23-2318082
    -------------------------------                    -------------------
    (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)


          10 North Third Street, Quakertown, PA              18951-9005
         ----------------------------------------            ----------
         (Address of Principal Executive Offices)            (Zip Code)


        Registrant's Telephone Number, Including Area Code (215) 538-5600
                                                           --------------


                                 Not Applicable
               ---------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.


     Indicate by check /X/ whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No
                                              ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                    Outstanding at May 14, 1999
-----------------------------                       ---------------------------
Common Stock, par value $1.25                                1,435,678

                            QNB CORP. AND SUBSIDIARY

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1999

                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Statements of Income for Three Months Ended
            March 31, 1999 and 1998 ......................................    1

         Consolidated Balance Sheets at March 31, 1999 and
            December 31, 1998 ............................................    2

         Consolidated Statements of Cash Flows for Three Months Ended
            March 31, 1999 and 1998 ......................................    3

         Notes to Consolidated Financial Statements ......................    4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION ...........................    6

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
            MARKET RISK ..................................................   19


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ...............................................   20
            (See Regulation S-K Item 305)

ITEM 2.  CHANGES IN SECURITIES ...........................................   20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .................................   20

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS ..........   20

ITEM 5.  OTHER INFORMATION ...............................................   20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ................................   20

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME


                                                   (in thousands, except share data)
                                                               (unaudited)
------------------------------------------------------------------------------------
Three Months Ended March 31,                                       1999        1998
------------------------------------------------------------------------------------
Interest Income
Interest and fees on loans .................................      $3,595      $3,625
Interest and dividends on investment securities:
    Taxable ................................................       1,679       1,625
    Tax-exempt .............................................         192         140
Interest on Federal funds sold .............................          47          65
------------------------------------------------------------------------------------
         Total interest income .............................       5,513       5,455
------------------------------------------------------------------------------------
Interest Expense
Interest on deposits
    Interest-bearing demand accounts .......................          93         143
    Money market accounts ..................................         191         235
    Savings ................................................         169         198
    Time ...................................................       1,437       1,392
    Time over $100,000 .....................................         293         277
Interest on short-term borrowings ..........................          96          75
------------------------------------------------------------------------------------
         Total interest expense ............................       2,279       2,320
------------------------------------------------------------------------------------
         Net interest income ...............................       3,234       3,135
Provision for loan losses ..................................          60         100
------------------------------------------------------------------------------------
         Net interest income after provision for loan losses       3,174       3,035
------------------------------------------------------------------------------------
Non-Interest Income
Fees for services to customers .............................         266         231
Mortgage servicing fees ....................................          34          42
Net gain on investment securities available-for-sale .......          86          68
Net gain on sale of loans ..................................         105          54
Other operating income .....................................         183         218
------------------------------------------------------------------------------------
         Total non-interest income .........................         674         613
------------------------------------------------------------------------------------
Non-Interest Expense
Salaries and employee benefits .............................       1,438       1,361
Net occupancy expense ......................................         162         156
Furniture and equipment expense ............................         207         157
Marketing expense ..........................................          91          64
Other real estate owned expense ............................          19          46
Other expense ..............................................         501         484
------------------------------------------------------------------------------------
         Total non-interest expense ........................       2,418       2,268
------------------------------------------------------------------------------------

    Income before income taxes .............................       1,430       1,380
Provision for income taxes .................................         386         403
====================================================================================
    Net Income .............................................      $1,044      $  977
====================================================================================
    Net Income Per Share - Basic ...........................      $  .73      $  .68
====================================================================================
    Net Income Per Share - Diluted .........................      $  .72      $  .68
====================================================================================
    Cash Dividends Per Share ...............................      $  .21      $  .18
====================================================================================

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

                                                                   (in thousands)
                                                                     (unaudited)
----------------------------------------------------------------------------------------
                                                               March 31,    December 31,
                                                                1999            1998
----------------------------------------------------------------------------------------
Assets
Cash and due from banks ...............................      $  11,764       $  14,020
Federal funds sold ....................................          8,486           4,869
Investment securities
    available-for-sale ................................         73,090          70,088
    held-to-maturity (market value $49,913 and $50,473)         49,696          50,065
Total loans, net of unearned income of $309 and $412 ..        178,791         176,443
    Allowance for loan losses .........................         (3,016)         (2,951)
--------------------------------------------------------------------------------------
         Net loans ....................................        175,775         173,492
Premises and equipment, net ...........................          4,488           4,520
Other real estate owned ...............................            696             696
Accrued interest receivable ...........................          1,943           1,900
Other assets ..........................................          5,642           5,022
--------------------------------------------------------------------------------------
Total assets ..........................................      $ 331,580       $ 324,672
======================================================================================

Liabilities
Deposits
    Demand, non-interest-bearing ......................      $  39,120       $  39,083
    Interest-bearing demand accounts ..................         42,757          46,411
    Money market accounts .............................         29,882          29,918
    Savings ...........................................         37,563          36,770
    Time ..............................................        110,717         109,464
    Time over $100,000 ................................         25,479          17,577
--------------------------------------------------------------------------------------

         Total deposits ...............................        285,518         279,223
Short-term borrowings .................................         12,884          14,491
Accrued interest payable ..............................          1,425           1,185
Other liabilities .....................................          3,283           1,435
--------------------------------------------------------------------------------------
Total liabilities .....................................        303,110         296,334
--------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' Equity
Common stock, par value $1.25 per share;
    authorized 5,000,000 shares; issued
    1,435,678 shares and 1,433,066 ....................          1,795           1,791
Surplus ...............................................          4,412           4,413
Retained earnings .....................................         21,961          21,218
Accumulated other comprehensive income ................            302             916
--------------------------------------------------------------------------------------
Total shareholders' equity ............................         28,470          28,338
--------------------------------------------------------------------------------------
Total liabilities and shareholders' equity ............      $ 331,580       $ 324,672
======================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

QNB Corp. and Subsidiary


CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             (in thousands)
                                                                                               (unaudited)
---------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                                              1999           1998
---------------------------------------------------------------------------------------------------------------
Operating Activities
  Net income .....................................................................      $  1,044       $    977
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses ....................................................            60            100
    Depreciation and amortization ................................................           143            100
    Securities gains .............................................................           (86)           (68)
    Net gain on sale of loans ....................................................          (105)           (54)
    Proceeds from sales of residential mortgages .................................         7,426          2,051
    Originations of residential mortgages held-for-sale ..........................        (4,632)        (1,631)
    Net gains on sales or writedowns of other real estate owned ..................          --              (41)
  Deferred income tax provision ..................................................            10            (23)
  Change in income taxes payable .................................................           376            419
  Net (decrease) increase in interest and dividends receivable ...................           (43)            86
  Net amortization of premiums and discounts .....................................            (6)            (1)
  Net increase in interest payable ...............................................           240             96
  Increase in other assets .......................................................          (347)          (142)
    Increase (decrease) in other liabilities .....................................         1,510           (117)
---------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities ....................................         5,590          1,752
---------------------------------------------------------------------------------------------------------------
Investing Activities
  Proceeds from maturities and calls of investment securities
    available-for-sale ...........................................................        12,645          9,222
    held-to-maturity .............................................................         4,306          3,082
  Proceeds from sales of investment securities
    available-for-sale ...........................................................           183          5,114
  Purchase of investment securities
    available-for-sale ...........................................................       (16,596)       (11,906)
    held-to-maturity .............................................................        (4,008)        (3,167)
  Net increase in Federal funds sold .............................................        (3,617)        (8,225)
  Proceeds from sales of student loans ...........................................           143            211
  Net increase in loans ..........................................................        (5,180)        (4,516)
  Net purchases of premises and equipment ........................................          (112)          (138)
  Proceeds from the sale of other real estate owned ..............................          --              783
---------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities ........................................       (12,236)        (9,540)
---------------------------------------------------------------------------------------------------------------
Financing Activities
  Net increase (decrease) in non-interest-bearing deposits .......................            37         (2,984)
  Net increase in interest-bearing deposits ......................................         6,258          9,229
  Net (decrease) increase in short-term borrowings ...............................        (1,607)           966
  Cash dividends paid ............................................................          (301)          (257)
  Proceeds from issuance of common stock .........................................             3           --
---------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities ....................................         4,390          6,954
---------------------------------------------------------------------------------------------------------------
    Decrease in cash and cash equivalents ........................................        (2,256)          (834)
    Cash and cash equivalents at beginning of year ...............................        14,020         12,574
---------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period ...................................      $ 11,764       $ 11,740
===============================================================================================================
Supplemental Cash Flow Disclosures
  Interest paid ..................................................................      $  2,039       $  2,224
  Income taxes paid ..............................................................          --             --
  Non-Cash Transactions
    Change in net unrealized holding gains (losses),
      net of taxes, on investment securities .....................................          (614)           133

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 March 31, 1999 AND 1998, AND DECEMBER 31, 1998
                                   (Unaudited)


1. REPORTING AND ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of QNB Corp. and its wholly owned subsidiary, The Quakertown National Bank, (QNB). All significant intercompany accounts and transactions are eliminated in the consolidated statements.

The consolidated balance sheet as of March 31, 1999, as well as the respective statements of income and cash flows for the three month period ended March 31, 1999 and 1998, are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in QNB's 1998 Annual Report incorporated in the Form 10-K.

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

2. PER SHARE DATA

The following sets forth the computation of basic and diluted earnings per share (share and per share data are not in thousands):

                                                        For the Three Months
                                                           Ended March 31,
                                                     --------------------------
                                                        1999            1998
                                                     ----------      ----------
Numerator for basic and diluted earnings
 per share-net income                                $    1,044      $      977

Denominator for basic earnings per share-
 weighted average shares outstanding                  1,434,459       1,431,240

Effect of dilutive securities-employee
 stock options                                            9,689           7,845

Denominator for diluted earnings per
 share-adjusted weighted average
 shares outstanding                                   1,444,148       1,439,085

Earnings per share-basic                             $      .73      $      .68
Earnings per share-diluted                           $      .72      $      .68

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 1999 AND 1998, AND DECEMBER 31, 1998
                                   (Unaudited)


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

The following shows the components and activity of comprehensive income during the period (net of the income tax effect):

Unrealized holding losses arising during the period on securities
   held at March 31, 1999                                               $ (557)
Reclassification adjustment equal to beginning unrealized for all
   sold securities                                                         (57)
                                                                        ------
     Net change in unrealized during the period                           (614)

Unrealized, beginning of period                                            916
                                                                        ------
Unrealized, end of period                                               $  302

Net income                                                              $1,044
Other comprehensive income, net of tax:
   Unrealized holding losses arising during the period                    (614)
                                                                        ------
Comprehensive Income                                                    $  430
                                                                        ======

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

In addition to historical information, this management discussion and analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q filed by the Corporation in 1999, and any Current Reports on Form 8-K filed by the Corporation.

RESULTS OF OPERATIONS

QNB recorded record earnings of $1,044,000 or $.72 per share on a diluted basis for the three month period ending March 31, 1999. This represents a 6.9 percent increase from net income of $977,000 or $.68 per share-diluted reported for the first quarter of 1998.

Higher net interest income and non-interest income contributed to the increase in net income. Net interest income which represents interest income, dividends, and fees on earning assets, less interest expense incurred on funding sources, increased 3.2 percent to $3,234,000 for the quarter ending March 31, 1999 as compared to $3,135,000 for the period ending March 31, 1998. Growth in average earning assets accounted for the improvement in net interest income. Average earning assets increased 5.7 percent when comparing the two quarters. Net interest income was negatively impacted by a decrease in the net interest margin from 4.67 percent to 4.58 percent for the first quarter of 1999. As a result of continued improvement in asset quality, QNB was able to reduce the provision for loan losses by $40,000 when comparing the two quarters.

Non-interest income increased $61,000 or 10.0 percent to $674,000 for the quarter ended March 31, 1999. Gains on the sale of loans and securities increased $51,000 and $18,000, respectively, when comparing the two quarters. Also positively impacting non-interest income was a 19.7 percent increase in fee income.

Non-interest expense increased $150,000 or 6.6 percent when comparing the two periods. Increased investment in technology, which began during 1998, was a major contributor to the increase in non-interest expense. Depreciation expense resulting from this investment increased $45,000 when comparing the two quarters. Salary and benefits expense increased 5.7 percent or $77,000 to $1,438,000 for the first quarter of

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS (Continued)

1999. Merit increases as well as an increase in hours worked resulting from the installation of a new item processing system and Year 2000 testing, contributed to the increase in salary expense.

Return on average assets was 1.32 percent and 1.31 percent while the return on average equity was 15.18 percent and 15.63 percent for the quarters ending March 31, 1999 and 1998, respectively.

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

Net interest income for the three months ended March 31, 1999 was $3,234,000 compared to $3,135,000 for the period ending March 31, 1998. On a tax-equivalent basis net interest income was $3,384,000 and $3,263,000 for the respective quarters. A 5.7 percent increase in average earning assets was partially offset by a 9 basis point decrease in the net interest margin. The yield on earning assets on a fully taxable equivalent basis was 7.67 percent for the first quarter of 1999 versus 7.99 percent for the first quarter of 1998, while the rate paid on interest-bearing liabilities was 3.63 percent and 3.89 percent for the same periods. The net interest margin on a fully taxable equivalent basis for the three month period ended March 31, 1999 was 4.58 percent compared to
4.67 percent for the same period in 1998.

The lower yield on earning assets and rate paid on interest-bearing liabilities was a result of a general decline in market interest rates, as represented by the U.S. Treasury yield curve. These rates declined dramatically during 1998 as signs of a global economic crisis created a flight to quality in the U.S. Treasury market. Adding fuel to this decline was an environment of low inflation in the U.S. economy. In response to these events the Federal Reserve Bank lowered the Federal funds rate three times and 75 basis points between the end of September 1998 and the middle of November 1998, from 5.50 percent to 4.75 percent. The prime rate, the rate which some of QNB's loans are based, also declined 75 basis points during this time. This general decline in interest rates ended during the first quarter of 1999, as the U.S. economy continued to show strength and the fear of inflation reentered the economic picture. Treasury rates have increased approximately 50 basis points from the end of 1998 to the end of the first quarter of 1999.

When comparing the first quarter of 1999 to the first quarter of 1998, the yield on investment securities decreased slightly to 6.69 percent from 6.73 percent while the yield on loans decreased to 8.37 percent from 8.89 percent. QNB was able to maintain the yield on its investment portfolio by purchasing mortgage-backed securities, whose yields did not decline to the same degree as Treasury securities and by slightly lengthening the average life of the portfolio with the purchase of some higher yielding but longer term callable agency securities and tax-exempt municipal securities. The 52 basis point decline in the yield on loans was a result of both the drop in the prime rate and the continued downward pressure on commercial loan rates resulting from the fierce competition for loans. Another result of the lower interest rate environment is the continuing trend for customers to select fixed rather than variable rate loans, both in the residential mortgage and commercial loan sectors.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


NET INTEREST INCOME (Continued)

Despite dramatically falling market interest rates as indicated by the Treasury yield curve, the rates paid on deposits and short-term borrowings did not decline to the same degree as rates on earning assets. This is a function of the strong competition among financial institutions for funding sources. The average rate paid on interest bearing demand accounts showed the largest decline, falling to .87 percent for the first quarter of 1999 compared to 1.40 percent for the first quarter of 1998. QNB was able to reduce the rate on these accounts as they are deemed to be relatively insensitive to changing interest rates. The average rate paid on savings accounts, money market accounts and time deposits decreased 33 basis points, 30 basis points and 27 basis points, respectively. The rate on time deposits should continue to decline over the next few quarters as higher paying time deposits, primarily promotional one year time deposits, reprice at lower rates. The yield on short-term borrowings declined to 3.37 percent for the period ended March 31, 1999 from 3.72 percent for the period ended March 31, 1998. This was primarily the result of a decline in rates paid on the cash management accounts.

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

The provision for loan losses was $60,000 for the quarter ending March 31, 1999 compared to $100,000 for the first quarter of 1998. QNB was able to reduce the provision for loan losses as a result of continued improvement in asset quality, low levels of delinquency and net loan recoveries. QNB had net recoveries of $5,000 and $17,000 for the first quarter of 1999 and 1998, respectively.

Non-performing assets (non-accruing loans, loans past due 90 days or more, and other real estate owned) continued their positive trend downward during the first quarter of 1999 and amounted to .34 percent of total assets at March 31, 1999. This compares to .74 percent at March 31, 1998 and .37 percent at December 31, 1998. Non-accrual loans were $379,000 and $1,172,000 at March 31, 1999 and
1998. Non-accrual loans at December 31, 1998 were $506,000. Other real estate owned was $696,000 at both March 31, 1999 and December 31, 1998 compared to $822,000 at March 31, 1998. Management anticipates non-performing assets to decline slightly as a result of the sale of some properties within other real estate owned during the second and third quarters of 1999.

There were no restructured loans as of March 31, 1999, December 31, 1998 or March 31, 1998 as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," that have not already been included in loans past due 90 days or more or non-accrual loans.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


PROVISION FOR LOAN LOSSES (Continued)

The allowance for loan losses was $3,016,000 and $2,951,000 at March 31, 1999 and December 31, 1998, respectively. The ratio of the allowance to total loans was 1.69 percent and 1.67 percent for the respective periods. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

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

At March 31, 1999 and 1998, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $315,000 and $1,098,000, respectively, of which $306,000 and $1,089,000 related to loans with no valuation allowance. At both March 31, 1999 and 1998 there were $9,000 in impaired loans that had a valuation allowance against the entire amount. Most of the loans identified as impaired are collateral-dependent.

NON-INTEREST INCOME

QNB, through its core banking business, generates various fees and service charges. Total non-interest income is composed of service charges on deposit accounts, mortgage servicing fees, gains on the sale of investment securities, gains on the sale of residential mortgages and student loans, and other miscellaneous fee income. Total non-interest income decreased $61,000 or 10.0 percent to $674,000 for the quarter ending March 31, 1999 when compared to March 31, 1998.

Fees for services to customers, the largest component of total non-interest income, is primarily comprised of service charges on deposit accounts. These fees increased 15.2 percent, to $266,000 from $231,000, when comparing the two quarters. An increase in overdraft fee income accounts for approximately $19,000 of the increase. During the first quarter of 1999, QNB increased its fee for overdrafts by 12.0 percent. An increase in fees related to the use of out-of-network ATMs contributed $8,000 to the overall increase.

To date, when QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. Mortgage servicing fees for the quarter ending March 31, 1999 were $34,000 which represents an $8,000 decline from the same period in 1998. The decrease in mortgage servicing fees for the quarter is primarily a result of an increase in the amortization of the mortgage servicing asset booked at the time the loan is sold. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over a period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. During the first quarter of 1999, QNB amortized approximately $10,000 of the mortgage servicing asset compared to $3,000 during the first quarter of 1998. The average balance of mortgages serviced for others was $67,527,000 for the first quarter of 1999 compared to $67,650,000 for the first quarter of 1998. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


NON-INTEREST INCOME (Continued)

Gains on the sale of investment securities were $86,000 for the first quarter of 1999, compared to $68,000 for the first three months of 1998. QNB owns a small portfolio of marketable equity securities, bank stocks. During the first quarter of 1999, QNB sold a holding with a cost basis of $97,000 at a gain of $86,000. This compares to a similar sale during the first quarter of 1998 when QNB sold securities with a cost basis of $28,000 for a gain of $62,000. During the first quarter of 1998, QNB sold approximately $5,000,000 in lower yielding agency securities at a gain of $6,000. These securities had a weighted average yield of
5.81 percent and were sold for both liquidity purposes and to reposition the portfolio. There were no sales of debt securities during the first quarter of 1999.

QNB recorded a gain of $105,000 on the sale of loans during the first quarter of 1999. This compares to a $54,000 gain for the same period in 1998. The sale of residential mortgages and the sale of student loans accounts for $102,000 and $3,000 of the gains, respectively, in 1999. For the same period in 1998 the sale of residential mortgage loans accounted for $52,000 of the gain while the sale of student loans represented $2,000 of the gain. QNB sold approximately $140,000 and $209,000 in student loans during the first quarter of 1999 and 1998.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. The larger gain in 1999 is a result of an increase in the amount of loans sold. Proceeds from the sale of residential mortgages were approximately $7,426,000 and $2,051,000 during the first quarter of 1999 and 1998. Declining interest rates presented an opportunity for many borrowers to refinance their mortgages at lower rates. This provided an opportunity for QNB to originate and sell more mortgages. The increase in interest rates during the first quarter of 1999, prevented QNB from selling these loans at even a larger gain. As of March 31, 1999 QNB had approximately $741,000 in mortgage loans classified as held for sale. These loans are accounted for at lower of cost or market and were written down by approximately $3,000 at March 31, 1999.

Other operating income decreased $35,000 to $183,000 when comparing the three month periods ending March 31, 1999 and 1998. The results for 1998 included a $41,000 gain on the sale of other real estate owned. A decline in the recognition of rental income on other real estate owned of $26,000 also contributed to the decrease. The rental income decreased as a result of the sale of some revenue generating properties. Partially offsetting these declines was the recognition of $38,000 in earnings on the cash surrender value of single premium life insurance policies that went into effect in September 1998. Higher check card and mutual fund income offset a decline in ATM card income. QNB restructured its deposit products during the third quarter of 1998. As a result of this restructure, more customers are eligible for free ATM cards.

NON-INTEREST EXPENSE

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, other real estate owned expense and various other operating expenses. Total non-interest expense of $2,418,000 for the quarter ending March 31, 1999 represents an increase of $150,000 or 6.6 percent from levels reported in the first quarter of 1998.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


NON-INTEREST EXPENSE (Continued)

Salaries and benefits, the largest component of non-interest expense, increased $77,000 or 5.7 percent to $1,438,000 for the quarter ending March 31, 1999 compared to the same quarter in 1998. Salaries expense increased $85,000 or 8.0 percent during the period to $1,144,000 while benefits expense decreased $8,000 or 2.6 percent to $294,000. Excluding the accrual for bonuses in both years, salary expense increased 3.8 percent. Merit increases as well as an increase in hours worked resulting from the installation of a new item processing system and Year 2000 testing, contributed to this increase. The decrease in benefits expense is primarily the result of a reduction in QNB's State unemployment tax rate.

Net occupancy expense increased $6,000 or 4.0 percent while furniture and equipment expense increased $50,000 or 31.8 percent when comparing the three month periods ending March 31, 1999 and 1998, respectively. An increase in building repairs and maintenance costs and building security expense contributed to the increase in net occupancy expense. Increased investment in technology, which began during 1998, was a major contributor to the increase in furniture and equipment expense during the first quarter of 1999. Depreciation expense resulting from this investment increased $45,000 when comparing the two quarters. The implementation of the check imaging system was completed at the end of the first quarter of 1999. Higher equipment maintenance costs of $7,000 also contributed to the increase in furniture and equipment expense. Furniture and equipment expense will continue to increase in 1999 as a result of higher depreciation expense associated with QNB's continued expansion of its investment in new technology. This will include the completion of the final phases of the wide-area network, as well as the impact of the check imaging system. The expansion of an existing branch will also result in higher furniture and equipment expense in 1999.

Marketing expense increased $27,000 or 42.2 percent to $91,000 for the quarter ending March 31, 1999 while other real estate owned expense decreased $27,000 to $19,000 for the same period. A $13,000 increase in donations as well as increases in advertising and public relation expense contributed to the increase. The reduction in other real estate owned expense is a function of owning fewer properties and the related taxes, insurance and maintenance related to the properties.

Total other expense for the three months ending March 31, 1999 was $501,000, an increase of $17,000 or 3.5 percent over the same period in 1998. The major categories that comprise other expense are postage, supplies, professional services, telecommunications costs, insurance expense and state taxes. Small increases in a number of categories including check card expense, supply expense and state taxes, offset a decrease in postage expense.

INCOME TAXES

Applicable income taxes and effective tax rates were $386,000 or 27.0 percent for the three month period ending March 31, 1999, and $403,000 or 29.2 percent for the same period in 1998. The reduction in the effective tax rate when comparing 1999 to 1998 is a result of an increase in income from tax-exempt municipal securities and loans and an increase in tax-exempt income from earnings on single premium life insurance.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


INCOME TAXES (Continued)

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 1999, QNB's net deferred tax asset was $814,000. A deferred tax asset of $782,000 relating to the allowance for loan losses was partially offset by a deferred tax liability of $156,000 resulting from the SFAS No.115 adjustment for available-for-sale investment securities. As of March 31, 1998, QNB's net deferred tax asset was $319,000. A deferred tax asset of $699,000 related to the allowance for loan losses was partially offset by a deferred tax liability of $518,000 resulting from the SFAS No. 115 adjustment.

BALANCE SHEET ANALYSIS

The Balance Sheet Analysis reviews average balance sheet data for the three months ended March 31, 1999 and 1998, as well as the period ending balances as of March 31, 1999 and December 31, 1998.

Average earning assets for the three month period ended March 31, 1999 increased $16,056,000 or 5.7 percent to $299,595,000 from $283,539,000 for the quarter ending March 31, 1998. Average loans and average investments increased $8,755,000 and $8,800,000, respectively while Federal funds sold decreased $1,525,000. The increase in average loans is a result of the business development program developed over the past couple of years, competitive pricing on commercial and home equity loans and participation relationships with other local community banks. Average consumer loans, primarily home equity loans increased $3,493,000 and average residential mortgage loans increased $2,166,000. The increase in residential mortgage loans is a function of the refinancing boom caused by lower interest rates and the decision to retain some 15 year mortgages in portfolio. Commercial loans increased $2,297,000 when comparing the two quarters.

The growth in average earning assets was primarily funded by increases in non-interest bearing demand deposits, time deposits and short-term borrowings, primarily cash management accounts. Average non-interest bearing demand accounts increased $3,278,000, while average time-deposits increased $10,700,000. Attractive rates on time deposits relative to rates on other interest-bearing accounts along with the introduction of the "Flex12" certificate of deposit contributed to the increase in time deposits. The "Flex12" has a twelve month maturity, allows one no-penalty withdrawal, enables the holder to add funds to the account and pays a competitive rate. Average cash management balances increased $3,497,000 when comparing the two quarters. Average interest-bearing transaction accounts which includes interest-bearing demand deposits, money market accounts and savings accounts decreased $1,156,000 between the two quarters. Average shareholders' equity increased $2,543,000 to $27,899,000.

Total assets at March 31, 1999 were $331,580,000, compared with $324,672,000 at December 31, 1998, an increase of 2.1 percent for the quarter. Total deposits increased from $279,223,000 at December 31, 1998 to $285,518,000 at March 31,
1999. This trend is encouraging as QNB historically has experienced deposit run-off during the first half of the year. The increase in assets from December 31, 1998 to March 31, 1999 is primarily centered in Federal funds sold, investment securities and loans, which increased $3,617,000, $2,633,000 and $2,348,000, respectively, during the period. The higher balance of Federal funds sold at March 31, 1999 is in response to the increase in short-term $100,000 time deposits. Total time deposits increased $9,155,000, with time deposits over $100,000 increasing $7,902,000. The $620,000 increase in other assets is primarily related to increases in the net deferred tax asset caused by the decline in the unrealized gain on available-for-sale securities, the prepayment of the Pennsylvania Bank shares tax expense

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


BALANCE SHEET ANALYSIS (Continued)

and an increase in mortgage servicing assets. Savings accounts increased $793,000 while interest-bearing demand deposits declined by $3,654,000 from December 31, 1998 to March 31, 1999. Other liabilities increased $1,848,000 to $3,283,000 at March 31, 1999. $1,000,000 of the increase relates to a security purchased by QNB that was not delivered by a broker. QNB booked the investment as an asset and setup a liability for the payment that would be due upon delivery of the security. Approximately $480,000 of the increase relates to a liability of principal and interest on a participated loan.

At March 31, 1999 the fair value of investment securities available-for-sale was $73,090,000 or $458,000 above the amortized cost of $72,632,000. This compares to a fair value of $70,088,000 or $1,387,000 above the amortized cost of $68,701,000 at December 31, 1998. An unrealized holding gain, net of taxes, of $302,000 and $916,000 was recorded as an increase to shareholders' equity at March 31, 1999 and December 31, 1998. Rising interest rates during the first quarter of 1999 contributed to the decrease in the fair value of the investment portfolio.

The available-for-sale portfolio had a weighted average maturity of approximately 5 years and 4 years, 10 months at March 31, 1999 and December 31, 1999, respectively. The weighted average maturity is based on the stated contractual maturity of all securities except for mortgage-backed securities which are based on estimated average life. The maturity of the portfolio may be shorter because of call features in many debt securities and because of prepayments on mortgage-backed securities. The interest rate sensitivity analysis reflects the expected maturity distribution of the securities portfolio based upon estimated call dates and anticipated cash flows assuming management's most likely interest rate environment. The expected weighted average life of the available-for-sale portfolio was 2 years, 1 month at March 31, 1999 and 1 year, 2 months at December 31, 1998, based on these assumptions. The slight extension of the expected average life of the portfolio is a result of the replacement of some bonds that had been called with bonds with longer maturities.

Investment securities held-to-maturity are reported at amortized cost. As of March 31, 1999 and December 31, 1998, QNB had securities classified as held-to-maturity with an amortized cost of $49,696,000 and $50,065,000 and a market value of $49,913,000 and $50,473,000, respectively. The held-to-maturity portfolio had a weighted average maturity of approximately 4 years and 3 years, 10 months at March 31, 1999 and December 31, 1998. The increase in the average maturity is a result of the increase in the percentage of the portfolio in 10 year tax-exempt municipal securities.

LIQUIDITY

Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. QNB manages its mix of cash, Federal funds sold, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities, net interest income and fee income. Th portfolio of investment securities available-for-sale and QNB's policy of selling certain residential mortgage originations and student loans in the secondary market also provide sources of liquidity.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


LIQUIDITY (Continued)

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale were $96,035,000 and $93,860,000 at March 31, 1999 and December 31, 1998. These sources were adequate to meet seasonal deposit withdrawals during the first quarter of 1999 and should be adequate to meet normal fluctuations in loan demand and or deposit withdrawals. Approximately $38,619,000 and $44,715,000 of available-for-sale securities at March 31, 1999 and December 31, 1998 were pledged as collateral for repurchase agreements, public deposits and other deposits as provided by law. Additional sources of liquidity are provided by the Bank's membership in the Federal Home Loan Bank and a $5,000,000 unsecured Federal funds line granted by the Bank's correspondent.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. QNB's cash and cash equivalents decreased $2,256,000 to $11,764,000 at March 31, 1999. This compares to an $834,000 decrease during the first three months of 1998. After adjusting net income for non-cash transactions, operating activities provided $5,590,000 in cash flow in the first three months of 1999, compared to $1,752,000 in the same period of 1998. An increase in residential mortgage loan activity as well as an increase in other liabilities accounted for most of the difference between the periods.

Net cash used by investing activities was $12,236,000 during the first quarter of 1999. An increase in Federal funds sold of $3,617,000 and loans of $5,180,000 were a use of cash. The purchase of investment securities exceeded the maturity, call and sale of securities by $3,470,000 during the first quarter of 1999. Net cash used by investing activities was $9,540,000 during the first three months of 1998. The $8,225,000 increase in Federal funds sold was the largest factor. A net increase in loans of $4,516,000 was also an investing activity that used cash. Proceeds from the sale, maturity and call of securities of $17,418,000 exceeded the cost of the purchase of securities of $15,073,000 and was a net provider of cash. Proceeds from the sale of other real estate owned was also a provider of cash.

Net cash provided by financing activities was $4,390,000 during the first quarter of 1999 and $6,954,000 during the first quarter of 1998. The increase in both periods is the result of an increase in interest-bearing deposits, primarily time deposits. A reduction in non-interest bearing deposits of $2,984,000 was a use of cash during the first quarter of 1998, while a decline in short-term borrowings of $1,607,000 was a use of cash in 1999.

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB's shareholders' equity at March 31, 1999 was $28,470,000 or 8.59 percent of total assets compared to shareholders' equity of $28,338,000 or 8.73 percent at December 31, 1998. Shareholders' equity at March 31, 1999 includes a positive adjustment of $302,000 related to unrealized holding gains, net of taxes, on investment securities available-for-sale, while shareholders' equity at December 31, 1998 includes a positive adjustment of $916,000. Without these adjustments shareholders' equity to total assets would have been 8.50 percent and 8.45 percent at March 31, 1999 and December 31, 1998.

Shareholders' equity averaged $27,899,000 for the first three months of 1999 and $26,323,000 during all of 1998, an increase of 6.0 percent. The ratio of average total equity to average total assets improved to 8.71 percent for 1999, compared to 8.48 percent for 1998. The increase in the equity to asset ratio is a function of

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


CAPITAL ADEQUACY (Continued)

significantly higher net income, an increase in capital retention despite increasing the cash dividend in both 1999 and 1998 and modest growth in average assets.

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

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based and 4.00 percent for leverage. Under the requirements, QNB has a Tier I capital ratio of 14.03 percent and 14.02 percent, a total risk-based ratio of 15.29 percent and 15.28 percent and a leverage ratio of 8.66 percent and 8.58 percent at March 31, 1999 and December 31, 1998, respectively.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At March 31, 1999 and December 31, 1998 QNB met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively, and a Tier I leverage ratio of 5.00 percent.

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

Gap analysis measures the difference between volumes of rate-sensitive assets and liabilities and quantifies these repricing differences for various time intervals. Static gap analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income since changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously. Interest rate sensitivity analysis also involves assumptions on certain categories of assets and deposits. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow. Savings accounts, including passbook, statement savings, money market, and interest-bearing demand accounts, do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. This may impact QNB's margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity.

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

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At March 31, 1999, interest-earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $113,160,000. Interest-sensitive liabilities scheduled to mature or reprice within one year were $136,720,000. The one year cumulative gap, which reflects QNB's interest sensitivity over a period of time, was a negative $23,560,000 at March 31, 1999 and a negative $1,156,000 at December 31, 1998. The cumulative one-year gap equals 7.61 percent and .39 percent of total earning assets at these respective dates. The increase in the negative gap position is a result of a combination of extending the maturity of the investment portfolio and the shortening of the maturity of time deposits. This negative or liability sensitive gap will generally benefit QNB in a falling interest rate environment, while rising interest rates could negatively impact QNB.

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

Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies. Based on management's estimate of balance sheet growth and composition and interest rates for the next year, net interest income for the next twelve months is expected to increase compared to the prior twelve months. The projected increase in net interest income is primarily the result of forecasted growth in total assets. These factors will be partially offset by an anticipated decrease in the net interest margin.

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

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


INTEREST RATE SENSITIVITY (Continued)

The nature of QNB's current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At March 31, 1999, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over a twelve month period, under alternative interest rate scenarios.


Change in Interest Rates            Net Interest Income   Dollar Change   Percent Change
------------------------            -------------------   -------------   --------------
+300 Basis Points.................       $12,249             $(884)           (6.73)%
+200 Basis Points.................        12,561              (572)           (4.35)
+100 Basis Points.................        12,878              (255)           (1.94)
FLAT RATE ........................        13,133                --               --
-100 Basis Points.................        13,260               127              .97
-200 Basis Points.................        13,122               (11)            (.08)
-300 Basis Points.................        12,753              (380)           (2.89)


IMPACT OF YEAR 2000

During the first quarter of 1999, QNB continued to very actively address all issues surrounding the Year 2000. The Year 2000 challenge faces all users of automated systems, including information systems. Many computer systems process data using only two digits to represent the year of a transaction, rather than storing the full four-digit year. If renovations are not done to these systems, they may not operate properly when the last two digits become "00," as will occur on January 1, 2000. The problem could affect a wide variety of automated systems, including mainframe systems, personal computers, application processing systems, resource allocation systems, communications systems, environmental systems, and other information systems.

In 1997, QNB developed a five phase plan to address the Year 2000. The five phases include Awareness, Assessment, Renovation, Validation and Implementation. The Awareness phase included the establishment of a team of employees, including Executive Management. The focus of this team was development and sharing of information to insure that our employees, systems providers, and customers were aware of the Bank's Year 2000 strategies. This team provides updates to the Bank's Board of Directors on a quarterly basis. While the initial Awareness effort was completed in 1997, the Bank continues to promote awareness by maintaining close contact with systems providers, key customers, vendors, and other stakeholders.

The Assessment phase included the identification of all systems on which QNB relies to provide the services our stakeholders rely upon. These systems were risk ranked according to their importance to providing uninterrupted services; they were further ranked to identify those systems that are mission critical for delivery of products and services. This phase also included the inventory of all hardware, software, and systems, as well as customer and vendor interdependencies. The Assessment phase has been completed.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


IMPACT OF YEAR 2000 (Continued)

The Renovation phase includes code enhancement, vendor validation, and hardware and software upgrades as needed. Largely, the systems used by QNB are purchased from outside vendors. The vendors are responsible for maintenance and upgrades to the systems as part of systems maintenance agreements; these upgrades include the modifications necessary to enable uninterrupted usage after December 31, 1999. In a few instances, vendors did not provide the Bank with assurance that their systems would be Y2K-ready o available for the testing we required in a timely manner; in those cases, the Bank elected to replace those systems with others that were already Y2K certified. At the end of the first quarter 1999, internal systems upgrades were 100% completed. Overall renovations, including the utility companies and external vendor upgrades, were about 88% complete and on target for completion during 1999.

The Validation phase includes testing of all impacted applications, both internally developed and third-party provided. Testing of systems began in 1998. A test system was purchased to replicate the mainframe hardware used to facilitate our mission critical core account processing systems. A test plan detailing plans to 'validate' all inventoried systems was developed, reviewed by Senior Management and internal audit, adopted by the Board of Directors, and reviewed by the Office of the Comptroller of Currency for completeness, thoroughness, and value in validating the Y2K compliant nature of tested products.

Validation involves not only extensive in-house testing, but also interpretation and evaluation of vendor proxy tests and/or vendor certifications. Where appropriate, validation expands to testing systems that must integrate with other systems to effectively process. The Y2K team, including Senior Management in each division of the Bank, reviews the various components of each validation to measure its reliability and completeness. Only after passing this thorough review is a product deemed `compliant' wit QNB's definition of Y2K-ready. Mission critical systems are given the greatest scrutiny in this validation process.

Testing was substantially completed at the end of the first quarter of 1999. Internal integration testing of two mission critical applications is scheduled to be completed by the end of the second quarter. Both of these applications, however, have vendor certification and completed proxy testing. The Bank continues to review progress with utility companies providing services to the Bank to measure their progress for Y2K readiness.

Contingency plans for systems that are not expected to be Y2K ready by December 31, 1999 will be developed as necessary. As of the end of the first quarter 1999, there were no systems for which contingency plans were necessary. In addition, business resumption plans are being developed to handle any unexpected situations that may arise in the millennium change.

The Implementation phase includes incorporating all changes, achieving certification of Year 2000 compliance, and implementing contingency plans, if necessary. QNB's plan also includes reviewing any potential risks associated with the loan, deposit, and investment portfolios due to Year 2000 issues. Based on currently available information, management does not anticipate that the cost to address Year 2000 issues will have a significant impact on QNB's financial condition, results of operations, liquidity or capital resources. The total anticipated cost for Year 2000 compliance is under $100,000. A significant portion of the anticipated costs are not incremental, but rather represent the re-deployment of existing information technology and management resources. The only major investment in technology made partially as a result of the Year 2000, was the purchase of an imaging system to do item processing. QNB's previous item processing system was deemed not to be Year 2000 compliant after QNB had previously adopted a long range

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


IMPACT OF YEAR 2000 (Continued)

technology plan which included migrating to imaging during 1999. The new system was installed during the first quarter of 1999. The cost of the imaging system was approximately $325,000. Through QNB's Year 2000 team efforts, three areas of Year 2000 exposure have been identified: 1) customer uncertainty; 2) utility and communications companies; and 3) indirect debit and ATM gateways. QNB is addressing these areas through its business resumption contingency plans. A Y2K business resumption program is being prepared and scheduled to be completed by June 30, 1999.

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

                            QNB CORP. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                                 MARCH 31, 1999



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
                     Thomas J. Bisko. (Incorporated by reference to Exhibit 10.1 of Registrants Form 10-K filed with the Commission on March 31, 1999).

     Exhibit 10.2 Salary Continuation Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.2 of Registrants Form 10-K filed with the Commission on March 31, 1999).

                            QNB CORP. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                                 MARCH 31, 1999


Item 6. Exhibits and Reports on Form 8-K (Continued)

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

     Exhibit 11 Statement Re: Computation of Earnings Per Share. (Included in Part I, Item I, hereof.)

     Exhibit  27     Financial Data Schedule


        (b) Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            QNB Corp.


Date: May 14, 1999                          By: /s/ Thomas J. Bisko
                                            -----------------------------------
                                            Thomas J. Bisko
                                            President/CEO


Date: May 14, 1999                          By: /s/ Robert C. Werner
                                            -----------------------------------
                                            Robert C. Werner
                                            Vice President


Date: May 14, 1999                          By: /s/ Bret H. Krevolin
                                            -----------------------------------
                                            Bret H. Krevolin
                                            Chief Accounting Officer