Form 10-Q
period 1999-06-30
QNB CORP
filed 1999-08-16
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1999
                                ----------------
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                         Commission file number 0-17706
                                                -------

                                    QNB Corp.
                 ---------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Pennsylvania                               23-2318082
    ----------------------------                  -------------------
    (State or Other Jurisdiction                    (I.R.S. Employer
  of Incorporation or Organization)               Identification No.)


10 North Third Street, Quakertown, PA        18951-9005
--------------------------------------------------------
(Address of Principal Executive Offices)     (Zip Code)

Registrant's Telephone Number, Including Area Code (215) 538-5600
                                                   ---------------
                                 Not Applicable
                      ------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.

Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at August 13, 1999
Common Stock, par value $1.25                          1,436,348

                            QNB CORP. AND SUBSIDIARY
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS                                     PAGE

                   Consolidated Statements of Income for Three and
                   Six Months Ended June 30, 1999 and 1998.....................1

                   Consolidated Balance Sheets at June 30, 1999
                   and December 31, 1998 ......................................2

                   Consolidated Statements of Cash Flows for Six
                   Months Ended June 30, 1999 and 1998 ........................3

                   Notes to Consolidated Financial Statements .................4

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF

                      OPERATIONS AND FINANCIAL CONDITION ......................6

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT

                      MARKET RISK ............................................21

                           PART II - OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS .........................................22
                         (See Regulation S-K Item 305)

ITEM 2.          CHANGES IN SECURITIES .......................................22
ITEM 3.          DEFAULTS UPON SENIOR SECURITIES .............................22
ITEM 4.          SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS ......22
ITEM 5.          OTHER INFORMATION ...........................................22
ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K ............................23

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

                                                                      (in thousands, except share data)
                                                                                 (unaudited)
------------------------------------------------------------------------------------------------------------
                                                                     THREE MONTHS            SIX MONTHS
                                                                    ENDED JUNE 30,         ENDED JUNE 30,
                                                                   1999         1998      1999         1998
------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans .................................     $ 3,572     $ 3,777     $ 7,167     $ 7,402
Interest and dividends on investment securities:
    Taxable ................................................       1,896       1,632       3,575       3,257
    Tax-exempt .............................................         242         160         434         300
Interest on Federal funds sold .............................          72         119         119         184
Interest on interest-bearing balances ......................           1        --             1        --
------------------------------------------------------------------------------------------------------------
         Total interest income .............................       5,783       5,688      11,296      11,143
------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits
    Interest-bearing demand accounts .......................         105         150         198         293
    Money market accounts ..................................         199         239         390         474
    Savings ................................................         176         206         345         404
    Time ...................................................       1,432       1,444       2,869       2,836
    Time over $100,000 .....................................         304         287         597         564
Interest on short-term borrowings ..........................          92          86         188         161
Interest on Federal Home Loan Bank advances ................         231          --         231          --
------------------------------------------------------------------------------------------------------------
         Total interest expense ............................       2,539       2,412       4,818       4,732
------------------------------------------------------------------------------------------------------------
         Net interest income ...............................       3,244       3,276       6,478       6,411
Provision for loan losses ..................................          60         100         120         200
------------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses       3,184       3,176       6,358       6,211
------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Fees for services to customers .............................         298         225         564         456
Mortgage servicing fees ....................................          29          44          63          86
Net gain on investment securities available-for-sale .......          77          --         163          68
Net gain on sale of loans ..................................          40         110         144         164
Other operating income .....................................         273         119         457         318
------------------------------------------------------------------------------------------------------------
         Total non-interest income .........................         717         498       1,391       1,092
------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and employee benefits .............................       1,431       1,363       2,869       2,724
Net occupancy expense ......................................         164         160         326         316
Furniture and equipment expense ............................         218         162         425         319
Marketing expense ..........................................         114         124         205         188
Other real estate owned expense ............................          48          35          67          81
Other expense ..............................................         531         543       1,032       1,008
------------------------------------------------------------------------------------------------------------
         Total non-interest expense ........................       2,506       2,387       4,924       4,636
------------------------------------------------------------------------------------------------------------
    Income before income taxes .............................       1,395       1,287       2,825       2,667
Provision for income taxes .................................         341         346         727         749
------------------------------------------------------------------------------------------------------------
    NET INCOME .............................................     $ 1,054     $   941     $ 2,098     $ 1,918
============================================================================================================
    NET INCOME PER SHARE - BASIC ...........................     $   .73     $   .66     $  1.46     $  1.34
============================================================================================================
    NET INCOME PER SHARE - DILUTED .........................     $   .73     $   .65     $  1.45     $  1.33
============================================================================================================
    CASH DIVIDENDS PER SHARE ...............................     $   .21     $   .18     $   .42     $   .36
============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS


                                                                (in thousands)
                                                                  (unaudited)
------------------------------------------------------------------------------------
                                                             JUNE 30,   DECEMBER 31,
                                                                 1999           1998
------------------------------------------------------------------------------------
ASSETS
Cash and due from banks ...............................     $  13,546      $  14,020
Federal funds sold ....................................         8,300          4,869
Investment securities available-for-sale ..............       100,292         70,088
    held-to-maturity (market value $50,693 and
    $50,473) ..........................................        51,567         50,065
Total loans, net of unearned income of $271 and $412 ..       174,808        176,443
    Allowance for loan losses .........................        (3,077)        (2,951)
------------------------------------------------------------------------------------
         Net loans ....................................       171,731        173,492
Premises and equipment, net ...........................         4,526          4,520
Other real estate owned ...............................           531            696
Accrued interest receivable ...........................         2,064          1,900
Other assets ..........................................         6,525          5,022
------------------------------------------------------------------------------------
Total assets ..........................................     $ 359,082      $ 324,672
====================================================================================
LIABILITIES
Deposits
    Demand, non-interest-bearing ......................     $  39,804      $  39,083
    Interest bearing demand accounts ..................        46,282         46,411
    Money market accounts .............................        30,526         29,918
    Savings ...........................................        38,598         36,770
    Time ..............................................       111,309        109,464
    Time over $100,000 ................................        26,018         17,577
------------------------------------------------------------------------------------
         Total deposits ...............................       292,537        279,223
Short-term borrowings .................................        10,660         14,491
Federal Home Loan Bank advances .......................        25,000             --
Accrued interest payable ..............................         1,539          1,185
Other liabilities .....................................         1,539          1,435
------------------------------------------------------------------------------------
Total liabilities .....................................       331,275        296,334
------------------------------------------------------------------------------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, par value $1.25 per share;
    authorized 5,000,000 shares; issued 1,436,348
    shares and 1,433,066 shares .......................         1,795          1,791
Surplus ...............................................         4,435          4,413
Retained earnings .....................................        22,714         21,218
Accumulated other comprehensive income ................        (1,137)           916
------------------------------------------------------------------------------------
Total shareholders' equity ............................        27,807         28,338
------------------------------------------------------------------------------------
Total liabilities and shareholders' equity ............     $ 359,082      $ 324,672
====================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        (in thousands)
                                                                          (unaudited)
------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30,                                               1999         1998
------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income ..................................................     $  2,098      $  1,918
  Adjustments to reconcile net income to net cash
    provided by operating activities
    Provision for loan losses .................................          120           200
    Net recovery of charged off loans .........................            6            --
    Depreciation and amortization .............................          304           215
    Securities gains ..........................................         (163)          (68)
    Net gain on sale of loans .................................         (144)         (164)
    Proceeds from sales of residential mortgages ..............        9,270         7,199
    Originations of residential mortgages held-for-sale .......       (6,009)       (5,159)
    Proceeds from sales of student loans ......................        1,670         1,467
    Net gains on sales or writedowns of other real estate owned          (48)          (16)
    Deferred income tax provision .............................          (12)          (63)
    Change in income taxes payable ............................          134           106
    Net increase in interest and dividends receivable .........         (164)           --
    Net amortization of premiums and discounts ................           (1)            5
    Net increase in interest payable ..........................          354            68
    Increase in other assets ..................................         (472)         (124)
    Increase (decrease) in other liabilities ..................           10           (16)
------------------------------------------------------------------------------------------
    Net cash provided by operating activities .................        6,953         5,568
------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from maturities and calls of investment securities
    available-for-sale ........................................       14,319        10,924
    held-to-maturity ..........................................        8,437         8,599
  Proceeds from sales of investment securities
    available-for-sale ........................................        7,453         5,114
  Purchase of investment securities
    available-for-sale ........................................      (54,855)      (16,701)
    held-to-maturity ..........................................      (10,006)      (13,007)
  Net increase in Federal funds sold ..........................       (3,431)       (6,188)
  Net increase in loans .......................................       (3,152)       (4,280)
  Net purchases of premises and equipment .....................         (311)         (331)
  Proceeds from the sale of other real estate owned ...........          213           856
------------------------------------------------------------------------------------------
    Net cash used by investing activities .....................      (41,333)      (15,014)
------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase (decrease) in non-interest-bearing deposits ....          721          (842)
  Net increase in interest-bearing deposits ...................       12,593        10,002
  Net (decrease) increase in short-term borrowings ............       (3,831)        1,168
  Proceeds from Federal Home Loan Bank advances ...............       25,000            --
  Cash dividends paid .........................................         (602)         (515)
  Proceeds from issuance of common stock ......................           25            20
------------------------------------------------------------------------------------------
    Net cash provided by financing activities .................       33,906         9,833
------------------------------------------------------------------------------------------
    (Decrease) increase in cash and cash equivalents ..........         (474)          387
    Cash and cash equivalents at beginning of year ............       14,020        12,574
------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period ................     $ 13,546      $ 12,961
==========================================================================================
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid ...............................................     $  4,464      $  4,664
  Income taxes paid ...........................................          590           700
  Non-Cash Transactions
    Change in net unrealized holding gains (losses),
       net of taxes, on investment securities .................       (2,053)           43
    Transfer of loans to other real estate owned ..............           --            49



The accompanying notes are an integral part of the consolidated financial statements.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  June 30, 1999 AND 1998, AND DECEMBER 31, 1998
                                   (Unaudited)

1. REPORTING AND ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of QNB Corp. and its wholly owned subsidiary, The Quakertown National Bank, (QNB). All significant intercompany accounts and transactions are eliminated in the consolidated statements.

The consolidated balance sheet as of June 30, 1999, as well as the respective statements of income and cash flows for the three and the six month periods ended June 30, 1999 and 1998, are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in QNB's 1998 Annual Report incorporated in the Form 10-K.

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

2. PER SHARE DATA

The following sets forth the computation of basic and diluted earnings per share (share and per share data are not in thousands):

                                                  For the Three Months         For the Six Months
                                                    Ended June 30,                 Ended June 30,
                                              ------------------------      ------------------------
                                                 1999           1998           1999           1998
                                                 ----           ----           ----           ----
Numerator for basic and diluted earnings      $    1,054     $      941     $    2,098     $    1,918
per share-net income

Denominator for basic earnings per share-      1,435,928      1,431,483      1,435,198      1,431,362
weighted average shares outstanding

Effect of dilutive securities-employee             6,635         10,560          8,261          9,262
stock options

Denominator for diluted earnings per           1,442,563      1,442,043      1,443,459      1,440,624
share-adjusted weighted average
shares outstanding

Earnings per share-basic                      $      .73     $      .66     $     1.46     $     1.34
Earnings per share-diluted                    $      .73     $      .65     $     1.45     $     1.33

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1999 AND 1998, AND DECEMBER 31, 1998
                                   (Unaudited)

3. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business entity during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the periods ended June 30, 1999 and 1998 (net of the income tax effect):

Unrealized holding losses arising during the period
on securities held at June 30, 1999                        $(1,945)
Reclassification adjustment equal to beginning
unrealized for all sold securities                            (108)
                                                           -------
    Net change in unrealized during the period              (2,053)
Unrealized, beginning of period                                916
                                                           -------
Unrealized, end of period                                  $(1,137)
Net income                                                 $ 2,098
Other comprehensive income, net of tax:
Unrealized holding losses arising during the period         (2,053)
                                                           -------
Comprehensive Income                                       $    45
                                                           =======
Unrealized holding gains arising during the period
on securities held at June 30, 1998                        $    88
Reclassification adjustment equal to beginning
unrealized for all sold securities                             (45)
                                                           -------
    Net change in unrealized during the period                  43
Unrealized, beginning of period                                873
                                                           -------
Unrealized, end of period                                  $   916
Net income                                                 $ 1,918
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period              43
                                                           -------
Comprehensive Income                                       $ 1,962
                                                           =======

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

QNB Corp. (the "Corporation") is a bank holding company headquartered in Quakertown, Pennsylvania which provides a full range of commercial and retail banking services through its banking subsidiary, The Quakertown National Bank (the "Bank"), a 122 year old community bank with locations in Upper Bucks, Northern Montgomery and Southern Lehigh Counties. The results of operations and financial condition discussed herein are presented on a consolidated basis and the consolidated entity is referred to herein as "QNB."

In addition to historical information, this management discussion and analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10Q filed by the Corporation in 1999, and any Current Reports on Form 8-K filed by the Corporation.

RESULTS OF OPERATIONS

QNB recorded record earnings of $1,054,000 or $.73 per share on a diluted basis for the three month period ending June 30, 1999. This represents a 12.0 percent increase from net income of $941,000 or $.65 per share-diluted reported for the second quarter of 1998. For the six month periods ending June 30, 1999 and 1998, net income was $2,098,000 and $1,918,000, respectively, an increase of 9.4 percent. Net income per share diluted was $1.45 and $1.33 for the corresponding six-month periods.

An increase in non-interest income and a reduction in the provision for loan losses offset a slight decline in net interest income and an increase in non-interest expense when comparing the two quarters. Non-interest income increased from $498,000 to $717,000, an increase of 44.0 percent. Contributing to the increase was higher fee income on deposit accounts, which increased 41.5 percent or $98,000. Increases in merchant processing income, check card income and mutual fund commission income also contributed to the positive variance. During the second quarter of 1999, QNB recorded a gain on the sale of two properties classified as other real estate owned. The gain on the sales was $47,000. During the second quarter of 1998 a loss of approximately $25,000 was recorded on other real estate owned. Gains on the sale of investment securities and loans were $117,000 and $110,000 for the quarters ending June 30, 1999 and 1998, respectively. Total non-interest income represents approximately 11.0 percent of total revenue during the second quarter of 1999 compared to 8.1 percent during the same period in 1998.

Net interest income which represents interest income, dividends, and fees on earning assets, less interest expense incurred on funding sources, decreased 1.0 percent to $3,244,000 for the quarter ending June 30, 1999 as compared to $3,276,000 for the quarter ending June 30, 1998. Net interest income declined despite 10 percent growth in average earning assets. Average loans increased 3.4 percent, while average investment securities

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS (Continued)

increased 23.0 percent when comparing the two quarters. Some of the growth in average earning assets was funded through wholesale funding. This has the impact of increasing net interest income, but lowering the net interest margin. The net interest margin declined from 4.66 percent during the second quarter of 1998 to
4.25 percent for the second quarter of 1999. Excluding the impact of the wholesale funding transaction, the net interest margin for the second quarter of 1999 would have been 4.42 percent. Included in the net interest margin in 1998 was the recovery of approximately $86,000 in interest on a nonaccrual loan. Excluding this recovery the net interest margin for the second quarter of 1998 would have been 4.54 percent.

Non-interest expense increased $119,000 or 5.0 percent when comparing the two periods. Salary and benefits expense increased 5.0 percent or $68,000 to $1,431,000 for the second quarter of 1999. Approximately half the increase in salary expense relates to the accrual for incentive based pay. Merit increases as well as an increase in hours worked resulting from the installation of a new item processing system and Year 2000 testing, also contributed to the increase in salary expense. Increased investment in technology, which began during 1998, was also a major contributor to the increase in non-interest expense. Depreciation expense resulting from this investment increased $46,000 when comparing the two quarters.

Return on average assets was 1.23 percent and 1.21 percent while the return on average equity was 14.75 percent and 14.49 percent for the three months ending June 30, 1998 and 1997, respectively. For the six-month periods ending June 30, 1998 and 1997, return on average assets was 1.27 percent and 1.26 percent and the return on average equity was 14.96 percent and 15.05 percent, respectively.

NET INTEREST INCOME

Net interest income is the primary source of operating income for NCNB. Net interest income is interest income, dividends, and fees on earning assets, less interest expense incurred for funding sources. Earning assets primarily include loans, investment securities and Federal funds sold. Sources used to fund these assets include deposits, borrowed funds and shareholders' equity. Net interest income is affected by changes in interest rates, the volume and mix of earning assets and interest-bearing liabilities, and the amount of earning assets funded by non-interest-bearing deposits and shareholders' equity.

Net interest income for the three months ended June 30, 1999 was $3,244,000 compared to $3,276,000 for the period ending June 30, 1998. On a tax-equivalent basis net interest income was $3,426,000 and $3,418,000 for the respective quarters. A 10.0 percent increase in average earning assets was offset by a 41 basis point decrease in the net interest margin. The yield on earning assets on a fully taxable equivalent basis was 7.39 percent for the second quarter of 1999 versus 7.95 percent for the second quarter of 1998, while the rate paid on interest-bearing liabilities was 3.69 percent and 3.89 percent for the same periods. The net interest margin on a fully taxable equivalent basis for the three-month period ended June 30, 1999 was 4.25 percent compared to 4.66 percent for the same period in 1998. Some of the growth in average earning assets was funded through a wholesale funding transaction, whereby QNB borrowed $25,000,000 from the Federal Home Loan Bank (FHLB) and reinvested the proceeds in a 30 year mortgage-backed security and 15 year tax-exempt municipal securities. This transaction has the impact of increasing net interest income, but lowering the net interest margin. Excluding the impact of the wholesale funding transaction, the net interest margin for the second quarter of 1999 would have been 4.42 percent. Positively impacting the yield on earning assets and the net interest margin during the second quarter of 1998 was the recognition of approximately $88,000 in interest income on a non-accrual loan. The loan had been in non-accrual status since September of 1995 and was paid off during the second

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

quarter of 1998. Excluding the recognition of this interest, the yield on earning assets would have been 7.83 percent, while the net interest margin would have been 4.54 percent.

The lower yield on earning assets and rate paid on interest-bearing liabilities was a result of a general decline in market interest rates during 1998, as represented by the U.S. Treasury yield curve. These rates declined dramatically during 1998 as signs of a global economic crisis created a flight to quality in the U.S. Treasury market. Adding fuel to this decline was an environment of low inflation in the U.S. economy. In response to these events the Federal Reserve Bank lowered the Federal funds rate three times and 75 basis points between the end of September 1998 and the middle of November 1998, from 5.50 percent to 4.75 percent. The prime rate, the rate which some of QNB's loans are based, also declined 75 basis points during this time. This general decline in interest rates ended during the first quarter of 1999, as the U.S. economy continued to show strength and the fear of inflation reentered the economic picture. In response, interest rates began to increase rapidly and at the end of June, the Federal Reserve Bank raised the Federal funds target rate 25 basis points. The prime rate also increased by .25 percent. As an example of the higher market rates, the interest rate on a 10-year Treasury note has increased approximately 115 basis points from the end of 1998 to the end of the second quarter of 1999. This rate has increased approximately another 25 basis points since the end of June in anticipation of further Fed tightening at its August meeting. These higher rates should lead to higher yields on both loans and investment securities in the third quarter of 1999.

When comparing the second quarter of 1999 to the second quarter of 1998, the yield on investment securities decreased to 6.47 percent from 6.60 percent while the yield on loans decreased to 8.21 percent from 8.77 percent (excluding the recognition of the non-accrual interest). QNB was able to reduce the impact on the yield of its investment portfolio by purchasing mortgage-backed securities, whose yields did not decline to the same degree as Treasury securities and by lengthening the average life of the portfolio with the purchase of some higher yielding but longer term callable agency securities and tax-exempt municipal securities. The 56 basis point decline in the yield on loans was a result of the decline in the prime rate and the continued downward pressure on commercial loan rates resulting from the fierce competition for loans. Another result of the lower interest rate environment is the continuing trend for customers to select fixed rather than variable rate loans, both in the residential mortgage and commercial loan sectors.

Despite dramatically falling market interest rates during 1998 as indicated by the Treasury yield curve, the rates paid on deposits and short-term borrowings did not decline to the same degree as rates on earning assets. This is a function of the strong competition among financial institutions for funding sources. The average rate paid on interest bearing demand accounts showed the largest decline, falling to .95 percent for the second quarter of 1999 compared to 1.42 percent for the second quarter of 1998. QNB was able to reduce the rate on these accounts as they are deemed to be relatively insensitive to changing interest rates. The average rate paid on savings accounts, money market accounts and time deposits decreased 33 basis points, 29 basis points and 35 basis points, respectively. The rate on deposits is likely to increase over the next quarter, as the increase in Treasury rates is passed on to the consumer in the form of higher deposit rates, particularly time deposits. The yield on short-term borrowings declined to 3.38 percent for the period ended June 30, 1999 from 3.68 percent for the period ended June 30, 1998. This was primarily the result of a decline in rates paid on the cash management accounts.

For the six-month period ending June 30, 1999, net interest income increased $67,000 to $6,478,000. On a tax-equivalent basis net interest income increased $129,000 or 1.9 percent. The 7.8 percent growth in average earning assets was partially offset by a 25 basis point decline in the net interest margin. Total interest income

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

increased $153,000 from $11,143,000 to $11,296,000 when comparing the six-month periods ending June 30, 1998 to June 30, 1999. The yield on earning assets, excluding the impact of the interest on the non-accrual loan in 1998 decreased from 7.90 percent to 7.52 percent, with the yield on loans declining from 8.81 percent to 8.29 percent. During the six-month period the yield on investment securities decreased from 6.66 percent to 6.57 percent. Average investment securities increased 15.6 percent to $129,920,000 while average loans increased
4.1 percent to $177,012,000. Total interest expense increased $86,000 from $4,732,000 to $4,818,000 for the six-month periods. The yield on interest-bearing liabilities decreased from 3.89 percent to 3.66 percent. Average interest-bearing deposits increased 3.8 percent to $245,212,000, while total average interest-bearing liabilities increased 8.3 percent to $265,329,000. The primary difference in the percent change is the impact of the borrowings from the FHLB, entered into at the end of April 1999.

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

The provision for loan losses was $60,000 for the quarter ending June 30, 1999 compared to $100,000 for the second quarter of 1998. For the six-month periods the provision for loan losses was $120,000 and $200,000, respectively. QNB was able to reduce the provision for loan losses as a result of continued improvement in asset quality, low levels of delinquency and net loan recoveries. QNB had net recoveries of $1,000 and net charge-offs of $1,000 for the second quarter of 1999 and 1998. For the six-month periods QNB had net recoveries of $6,000 and $16,000, respectively.

Non-performing assets (non-accruing loans, loans past due 90 days or more, and other real estate owned) continued their positive trend downward during the first half of 1999 and amounted to .31 percent of total assets at June 30, 1999. This compares to .55 percent at June 30, 1998 and .37 percent at December 31, 1998. Non-accrual loans were $300,000 and $937,000 at June 30, 1999 and 1998.
Non-accrual loans at December 31, 1998 were $506,000. Other real estate owned was $531,000 and $696,000 at June 30, 1999 and December 31, 1998, respectively, and $773,000 at June 30, 1998.

There were no restructured loans as of June 30, 1999, December 31, 1998 or June 30, 1998 as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," that have not already been included in loans past due 90 days or more or non-accrual loans.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

PROVISION FOR LOAN LOSSES (Continued)

The allowance for loan losses was $3,077,000 and $2,951,000 at June 30, 1999 and December 31, 1998, respectively. The ratio of the allowance to total loans was 1.76 percent and 1.67 percent for the respective periods. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

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

At June 30, 1999 and 1998, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $207,000 and $866,000, respectively, of which $199,000 and $816,000 related to loans with no valuation allowance. At June 30, 1999 and 1998 there were $8,000 and $50,000 in impaired loans that had a valuation allowance against the entire amount. Most of the loans identified as impaired are collateral-dependent.

NON-INTEREST INCOME

QNB, through its core banking business, generates various fees and service charges. Total non-interest income is composed of service charges on deposit accounts, mortgage servicing fees, gains on the sale of investment securities, gains on the sale of residential mortgages and student loans, and other miscellaneous fee income. Total non-interest income increased $219,000 or 44.0 percent to $717,000 for the quarter ending June 30, 1999 when compared to June 30, 1998. For the six-month period total non-interest income increased $299,000 or 27.4 percent to $1,092,000.

Fees for services to customers, the largest component of total non-interest income, is primarily comprised of service charges on deposit accounts. These fees increased 32.4 percent, to $298,000 from $225,000, when comparing the two quarters and 23.7 percent to $564,000 when comparing the six-month periods. An increase in overdraft fee income accounts for approximately $55,000 of the increase for the three-month period and $74,000 for the six-month period. During the first quarter of 1999, QNB increased its fee for overdrafts by 12.0 percent. An increase in fees related to the use of out-of-network ATMs contributed $5,000 and $13,000 to the overall increase for the respective three and six month periods.

To date, when QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. Mortgage servicing fees for the quarter ending June 30, 1999 were $29,000 which represents a $15,000 decline from the same period in 1998. For the six month period mortgage servicing fees decreased $23,000 to $63,000. The decrease in mortgage servicing fees for the quarter and the six-month period is primarily a result of an increase in the amortization of the mortgage servicing asset booked at the time the loan is sold. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over a period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. During the second quarter of 1999, QNB amortized approximately $14,000 of the mortgage servicing asset compared to $5,000 during the second quarter of 1998. For the respective six-month periods the amortization was $24,000 and $8,000. The average balance of mortgages

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

serviced for others was $68,720,000 for the second quarter of 1999 compared to $67,036,000 for the second quarter of 1998. The average balance of mortgages serviced was approximately $68,127,000 for the six-month period ending June 30, 1999 compared to $67,681,000 for the first six months of 1998. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

Gains on the sale of investment securities were $77,000 for the second quarter of 1999 and $163,000 for the first six months of 1999. This compares to no gains in the second quarter of 1998 and $68,000 for the six-month period ending June 30, 1998. QNB owns a small portfolio of marketable equity securities, bank stocks. The gains recorded during 1999 relate to the sale of securities out of this portfolio. Also during the second quarter of 1999, QNB sold approximately $7,000,000 of callable agency securities that were likely to be called during the quarter at breakeven. These securities were sold for liquidity reasons. Of the gain in 1998 $62,000 relates to the sale of equity securities. In addition, during the first quarter of 1998, QNB sold approximately $5,000,000 in lower yielding agency securities at a gain of $6,000. These securities had a weighted average yield of 5.81 percent and were sold for both liquidity purposes and to reposition the portfolio.

QNB recorded a gain of $40,000 on the sale of loans during the second quarter of 1999. This compares to a $110,000 gain for the same period in 1998. For the six-month periods ending June 30, 1999 and 1998 net gains on the sale of loans were $144,000 and $164,000, respectively. The sale of student loans accounts for $30,000 and $33,000 of the gains during the second quarter of 1999 and 1998. QNB sold approximately $1,497,000 and $1,223,000 in student loans during the second quarter of 1998 and 1997. Gains on the sale of student loans accounted for $33,000 and $36,000 of the total gains during the six-month periods ending June 30, 1999 and 1998, respectively.

The net gain on the sale of residential mortgages loans was $10,000 and $77,000 for the three month periods ending June 30, 1999 and 1998 and $111,000 and $128,000 for the respective six month periods. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. The larger gain during the second quarter of 1998 is a function of both factors. Proceeds from the sale of residential mortgages were approximately $1,844,000 and $5,148,000 during the second quarters of 1999 and 1998, respectively. Rising interest rates during the second quarter of 1999 slowed the refinancing activity and reduced the origination of mortgage loans. The rising rates also had the impact of reducing the net gains on the sales. Proceeds from the sale of residential mortgages was approximately $9,270,000 and $7,199,000 during the first six months of 1999 and 1998. The increase in interest rates reduced the gains on the loan sold during 1999. As of June 30, 1999 QNB had approximately $377,000 in mortgage loans classified as held for sale. These loans are accounted for at lower of cost or market.

Other operating income increased $154,000 to $273,000 when comparing the three-month periods ending June 30, 1999 and 1998 and $139,000 to $457,000 when comparing the six-month periods. The results for the second quarter of 1999 include the gain on the sale of other real estate owned of $47,000 while the results for the second quarter of 1998 include a loss on the sale of other real estate owned of $25,000. During the second quarter of 1999, QNB recognized $38,000 in earnings on the cash surrender value of single premium life insurance policies that went into effect in September 1998. Higher check card, merchant processing and mutual fund income offset a decline in ATM card income and rental income on other real estate owned. QNB restructured its deposit products during the third quarter of 1998. As a result of this restructure, more customers are eligible for free ATM cards. A refund of sales tax also contributed to the increase in other

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

operating income during the second quarter of 1999.

The recognition of earnings on the single premium life insurance contributed $75,000 to the increase in other operating income for the six months ended June 30, 1999. Checkcard income increased $23,000 and net gains on the sale of other real estate owned increased $31,000 when comparing the two periods. These increases offset a decline in rental income on other real estate owned of $39,000. The rental income decreased as a result of the sale of some revenue generating properties.

NON-INTEREST EXPENSE

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, other real estate owned expense and various other operating expenses. Total non-interest expense of $2,506,000 for the quarter ending June 30, 1999 represents an increase of $119,000 or 5.0 percent from levels reported in the second quarter of 1998. Total non-interest expense for the six months ending June 30, 1999 was $4,924,000, an increase of $288,000 or 6.2 percent over 1998 levels.

Salaries and benefits, the largest component of non-interest expense, increased $68,000 or 5.0 percent to $1,431,000 for the quarter ending June 30, 1999 compared to the same quarter in 1998. Salary expense increased $75,000 or 6.9 percent during the period to $1,167,000 while benefits expense decreased $7,000 or 2.6 percent to $264,000. For the six-month period ending June 30, 1999 salaries and benefits expense increased $145,000 or 5.3 percent compared to 1998. Salary expense increased $159,000 or 7.4 percent while benefits expense decreased $14,000 or 2.5 percent. Excluding the accrual for bonuses in both years, salary expense increased 4.0 percent for the quarter and 3.9 percent for the six-month period. Merit increases as well as an increase in hours worked resulting from the installation of a new item processing system and Year 2000 testing, contributed to this increase. The decrease in benefits expense is primarily the result of a reduction in QNB's State unemployment tax rate.

Net occupancy expense increased $4,000 or 2.5 percent for the three-month periods and $10,000 or 3.2 percent when comparing the six-month periods ending June 30, 1999 and 1998. Higher building repairs and maintenance expense was the reason for the increase during both time frames.

Furniture and equipment expense increased $56,000 or 34.6 percent when comparing the three-month periods ending June 30, 1999 and 1998, respectively and $106,000 or 33.2 percent when comparing the six-month periods. Increased investment in technology, which began during 1998, was a major contributor to the increase in furniture and equipment expense during the second quarter and first half of 1999. Depreciation expense resulting from this investment increased $46,000 when comparing the two quarters and 91,000 when comparing the six-month periods. The implementation of the check imaging system was completed at the end of the first quarter of 1999. Higher equipment maintenance costs of $8,000 for the quarter and $15,000 for the six-month period also contributed to the increase in furniture and equipment expense. Furniture and equipment expense will continue to increase in 1999 as a result of higher depreciation expense associated with QNB's continued expansion of its investment in new technology. This will include the completion of the final phases of the wide-area network, as well as the impact of the check imaging system. The expansion of an existing branch will also result in higher furniture and equipment expense in 1999.

Marketing expense decreased $10,000 or 8.1 percent to $114,000 for the quarter ending June 30, 1999 but increased $17,000 or 9.0 percent when comparing the six-month periods. The timing of donations contributed

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (Continued)

to the variance in the quarter. A pledge to the Main Street Program in June 1998, a program designed for the revitalization of downtown Quakertown, contributed to the higher expense during the second quarter of 1998. For both six-month periods donation expense was approximately $50,000. Advertising costs and annual report costs increased when comparing both the quarter and six month periods.

Other real estate owned expense decreased $14,000 or 17.3 percent to $67,000 for the six months ending June 30, 1999. The reduction in other real estate owned expense is a function of owning fewer properties and the related taxes, insurance and maintenance related to the properties. The majority of the expense during the second quarter of 1999 relates to the environmental clean up of one property which is expected to sell during the third quarter of 1999.

INCOME TAXES

Applicable income taxes and effective tax rates were $341,000 or 24.4 percent for the three-month period ending June 30, 1999, and $346,000 or 26.9 percent for the same period in 1998. For the six-month period applicable income taxes and effective rates were $727,000 or 25.7 percent and $749,000 or 28.1 percent, respectively. The reduction in the effective tax rate when comparing 1999 to 1998 is a result of an increase in income from tax-exempt municipal securities and loans and an increase in tax-exempt income from earnings on single premium life insurance.

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 1999, QNB's net deferred tax asset was $1,578,000. Included in the deferred tax asset was $802,000 relating to the allowance for loan losses and $586,000 resulting from the SFAS No.115 adjustment for available-for-sale investment securities. As of December 31, 1998, QNB's net deferred tax asset was $506,000. A deferred tax asset of $762,000 related to the allowance for loan losses was partially offset by a deferred tax liability of $472,000 resulting from the SFAS No. 115 adjustment.

BALANCE SHEET ANALYSIS

The Balance Sheet Analysis reviews average balance sheet data for the six months ended June 30, 1999 and 1998, as well as the period ending balances as of June 30, 1999 and December 31, 1998.

Average earning assets for the six-month period ended June 30, 1999 increased $22,487,000 or 7.8 percent to $311,669,000 from $289,182,000 for the six months ending June 30, 1998. Average investments and average loans increased $17,566,000 and $7,010,000, respectively while average Federal funds sold decreased $2,133,000. The large increase in the investment portfolio is a result of the growth in funding sources, both retail and wholesale, outpacing the growth in loans. The advance from the Federal Home Loan Bank had the impact of increasing average investments by approximately $9,000,000 during the six-month period. The increase in average loans is a result of the business development program developed over the past several years, competitive pricing on commercial and home equity loans and participation relationships with other local community banks. Average consumer loans, primarily home equity loans increased $4,259,000 and average commercial loans increased $2,329,000. The increase in home equity loans is a result of aggressive pricing and promotion.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

BALANCE SHEET ANALYSIS (Continued)

In addition to borrowing from the Federal Home Loan Bank, the growth in average earning assets was funded by increases in non-interest bearing demand deposits, time deposits and short-term borrowings, primarily cash management accounts. Average non-interest bearing demand accounts increased $3,003,000, while average time deposits increased $9,766,000. Attractive rates on time deposits relative to rates on other interest-bearing accounts along with the introduction of the "Flex 12" certificate of deposit contributed to the increase in time deposits. The "Flex12" has a twelve month maturity, allows one no-penalty withdrawal, enables the holder to add funds to the account and pays a competitive rate. Average cash management balances increased $2,260,000 when comparing the six-month periods. Average interest-bearing transaction accounts, which include interest-bearing demand deposits, money market accounts and savings accounts, decreased $847,000 between the periods. Average total deposits increased 4.4 percent when comparing the six-month periods, while average shareholders' equity increased $2,588,000 or 10.1 percent to $28,286,000.

Total assets at June 30, 1999 were $359,082,000, compared with $324,672,000 at December 31, 1998, an increase of 10.6 percent for the six months. The advance from the Federal Home Loan Bank contributed $25,000,000 to the increase. Without the advance total assets would have increased by approximately 2.9 percent. Total deposits increased from $279,223,000 at December 31, 1998 to $292,537,000 at June 30, 1999, an increase of 4.8 percent. This trend is encouraging as QNB historically has experienced deposit run-off during the first half of the year. The increase in assets from December 31, 1998 to June 30, 1999 is primarily centered in investment securities and Federal funds sold, which increased $31,706,000 and $3,431,000, respectively, during the period. The higher balance of Federal funds sold at June 30, 1999 is in response to the increase in short-term $100,000 time deposits. Total time deposits increased $10,286,000, with time deposits over $100,000 increasing $8,441,000. The $1,503,000 increase in other assets is primarily related to increases in the net deferred tax asset caused by the increase in the unrealized loss on available-for-sale securities and a deposit to a third party vendor for the processing of cashier checks.

At June 30, 1999 the fair value of investment securities available-for-sale was $100,292,000 or $1,723,000 below the amortized cost of $102,015,000. This compares to a fair value of $70,088,000 or $1,387,000 above the amortized cost of $68,701,000 at December 31, 1998. An unrealized holding loss, net of taxes, of $1,137,000 was recorded as a decrease to shareholders' equity at June 30, 1999 and an unrealized holding gain of $916,000 was recorded as an increase to shareholder's equity at December 31, 1998. Rising interest rates during the first half of 1999 as well as the lengthening of the average life of the investment portfolio contributed to the unrealized loss in the portfolio at June 30, 1999.

The available-for-sale portfolio had a weighted average maturity of approximately 6 years, 11 months and 4 years, 10 months at June 30, 1999 and December 31, 1999, respectively. The weighted average maturity is based on the stated contractual maturity of all securities except for mortgage-backed securities which are based on estimated average life. The maturity of the portfolio may be shorter because of call features in many debt securities and because of prepayments on mortgage-backed securities. The interest rate sensitivity analysis reflects the expected maturity distribution of the securities portfolio based upon estimated call dates and anticipated cash flows assuming management's most likely interest rate environment. The expected weighted average life of the available-for-sale portfolio was 5 years, 7 months at June 30, 1999 and I year, 2 months at December 31, 1998, based on these assumptions. The extension of the expected average life of the portfolio is a result of a number of factors including: the purchase of $20,000,000 of a 30 year mortgage-backed security, with an average life of 9.3 years, and $5,000,000 in 15 year tax exempt municipal bonds with the proceeds from the advances from the Federal Home Loan Bank; the replacement of bonds that had been called during the first quarter of 1999 with bonds with longer maturities and the increase in interest rates which has lengthened the

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

BALANCE SHEET ANALYSIS (Continued)

average life on mortgage related securities and callable agency bonds. The portfolio as of December 31, 1998 had shortened dramatically as a result of the decline in interest rates during 1998. The decline in rates caused prepayments on mortgage-backed securities to increase and the likelihood of callable agency bonds to be called to increase. The structure of the portfolio at the end of 1998 created reinvestment risk, as approximately 70 percent of the portfolio was likely to be reinvested at lower interest rates during 1999 and 2000. The current composition of the portfolio reduces this risk.

Investment securities held-to-maturity are reported at amortized cost. As of June 30, 1999 and December 31, 1998, QNB had securities classified as held-to-maturity with an amortized cost of $51,567,000 and $50,065,000 and a market value of $50,693,000 and $50,473,000, respectively. The held-to-maturity portfolio had a weighted average maturity of approximately 5 years and 3 years, 10 months at June 30, 1999 and December 31, 1998, respectively. The increase in the average maturity is a result of the increase in the percentage of the portfolio in 10 year taxexempt municipal securities and the increase in the average life of the mortgage-backed portfolio caused by the increase in interest rates.

LIQUIDITY

Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. QNB manages its mix of cash, Federal funds sold, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities, net interest income and fee income. The portfolio of investment securities available-for-sale and QNB's policy of selling certain residential mortgage originations and student loans in the secondary market also provide sources of liquidity.

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale were $123,118,000 and $93,860,000 at June 30, 1999 and December 31, 1998. These sources were adequate to meet seasonal deposit withdrawals during the first half of 1999 and should be adequate to meet normal fluctuations in loan demand and or deposit withdrawals. Approximately $42,775,000 and $44,715,000 of available-for-sale securities at June 30, 1999 and December 31, 1998 were pledged as collateral for repurchase agreements, public deposits and other deposits as provided by law. Additional sources of liquidity are provided by the Bank's membership in the Federal Home Loan Bank and a $5,000,000 unsecured Federal funds line granted by the Bank's correspondent.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. QNB's cash and cash equivalents decreased $474,000 to $13,546,000 at June 30, 1999. This compares to a $387,000 increase during the first six months of 1998. After adjusting net income for non-cash transactions, operating activities provided $6,953,000 in cash flow in the first six months of 1999, compared to $5,568,000 in the same period of 1998. An increase in residential mortgage loan activity accounted for most of the difference between the periods.

Net cash used by investing activities was $41,333,000 during the first half of 1999. The purchase of investment securities exceeded the maturity, call and sale of securities by $34,652,000 during the first half of 1999. The $25,000,000 wholesale funding transaction provided most of the additional cash for the purchases. An increase in Federal funds sold of $3,431,000 and loans of $3,152,000 were also a use of cash during 1999. Proceeds from the sale of other real estate owned provided $213,000 of cash during the first half of 1999. Net

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY (Continued)

cash used by investing activities was $15,014,000 during the first half of 1998. A $6,188,000 increase in Federal funds sold was the largest factor. The purchase of investment securities in excess of proceeds from maturities, calls or sales of $5,071,000 and the net increase in loans of $4,280,000 were also activities that used cash. Proceeds from the sale of other real estate owned provided $856,000 of cash.

Net cash provided by financing activities was $33,906,000 during the first half of 1999 and $9,833,000 during the first half of 1998. Federal Home Loan Bank advances provided $25,000,000 in funding during the second quarter of 1999. Another source of funds in 1999 was time deposits, which increased $10,286,000 since December 31, 1999. Time deposits over $100,000 accounted for $8,441,000 of the total increase. These deposits tend to be short-term in nature and pay a higher rate of interest. During the first half of 1999 short-term borrowings, primarily cash management accounts, decreased by $3,831,000. The increase in net cash provided by financing activities during the six months of 1998 was primarily the result of an increase in interest-bearing deposits, primarily time deposits.

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB's shareholders' equity at June 30, 1999 was $27,807,000 or 7.74 percent of total assets compared to shareholders' equity of $28,338,000 or 8.73 percent at December 31, 1998. Shareholders' equity at June 30, 1999 includes a negative adjustment of $1,137,000 related to unrealized holding losses, net of taxes, on investment securities available-for-sale, while shareholders' equity at December 31, 1998 includes a positive adjustment of $916,000. Without these adjustments shareholders' equity to total assets would have been 8.06 percent and 8.45 percent at June 30, 1999 and December 31, 1998. The decline in the ratio is a result of the growth in total assets, primarily achieved through the use of a $25,000,000 wholesale funding transaction during the second quarter of 1999.

Shareholders' equity averaged $28,286,000 for the first six months of 1999 and $26,323,000 during all of 1998, an increase of 7.5 percent. The ratio of average total equity to average total assets improved to 8.50 percent for 1999, compared to 8.48 percent for 1998.

QNB Corp. and the Quakertown National Bank are subject to various regulatory capital requirements as issued by Federal regulatory authorities. Regulatory capital is defined in terms of Tier I capital (shareholders' equity excluding unrealized gains or losses on available-for-sale securities), Tier 11 capital which includes a portion of the allowance for loan losses, and total capital (Tier I plus II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet arrangements, such as letters of credit and loan commitments, based on associated risk. Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to total assets.

The minimum regulatory capital ratios are 4.00 percent for Tier 1, 8.00 percent for the total risk-based and 4.00 percent for leverage. Under the requirements, QNB; has a Tier I capital ratio of 14.42 percent and 14.02 percent, a total risk-based ratio of 15.67 percent and 15.28 percent and a leverage ratio of 8.28 percent and 8.58 percent at June 30, 1999 and December 31, 1998, respectively. As discussed previously, the decline in the leverage ratio is related to the significant growth in total assets resulting primarily from the wholesale funding transaction.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

CAPITAL ADEQUACY (Continued)

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At June 30, 1999 and December 31, 1998 QNB met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively, and a Tier I leverage ratio of 5.00 percent.

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

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At June 30, 1999, interest-earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $96,763,000. Interest-sensitive liabilities scheduled to mature or reprice within one year were $138,792,000. The one year cumulative gap, which reflects QNB's interest sensitivity over a period of time, was a negative $42,029,000 at June 30, 1999 and a negative $1,156,000 at December 31, 1998. The cumulative one-year gap equals 12.48 percent and .39 percent of total earning assets at these respective dates. The increase in the negative gap position is primarily the result of a few factors. Rising interest rates as well as the purchase of some intermediate term and long term callable agency and mortgage-backed securities has extended the average life and cash flow of the investment portfolio. On the liability side, the time deposit portfolio continues to shorten with $97,403,000 in time deposits either maturing or re-pricing within the next twelve months. This negative or liability sensitive gap will generally benefit QNB in a failing interest rate environment, while rising interest rates could negatively impact QNB. It is the intention of management to reduce the negative gap position by promoting higher rate, longer-term time deposits.

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

If interest rates are 100 basis points lower than management's most likely interest rate environment, the simulation model projects net interest income for the next twelve months to exceed the most likely scenario. Conversely, if interest rates were 100 basis points higher, net interest income for the most likely scenario would decline. These results are consistent with the results of the gap analysis described above.

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

The nature of QNB's current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At June 30, 1999, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.



The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

------------------------------------------------------------------------------------------------------------------
Change in Interest Rates                                 Net Interest Income    Dollar Change       Percent Change
------------------------------------------------------------------------------------------------------------------
+300 Basis Points ...................................          $11,694             $(1,803)              (13.35)%
+200 Basis Points ...................................           12,296              (1,201)               (8.90)
+100 Basis Points ...................................           12,894                (603)               (4.47)

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

INTEREST RATE SENSITIVITY (Continued)


FLAT RATE ............................................          13,497                  --                   --
-100 Basis Points ....................................          14,037                 540                 4.00
-200 Basis Points ....................................          14,247                750                  5.56
-300 Basis Points ....................................          14,168                 671                 4.97

IMPACT OF YEAR 2000

During the second quarter of 1999, QNB continued to very actively address all issues surrounding the Year 2000. The Year 2000 challenge faces all users of automated systems, including information systems. Many computer systems process data using only two digits to represent the year of a transaction, rather than storing the full four-digit year. If renovations are not done to these systems, they may not operate properly when the last two digits become "00," as will occur on January 1, 2000. The problem could affect a wide variety of automated systems, including mainframe systems, personal computers, application processing systems, resource allocation systems, communications systems, environmental systems, and other information systems.

In 1997, QNB developed a five-phase plan to address the Year 2000. The five phases include Awareness, Assessment, Renovation, Validation and Implementation. The Awareness phase included the establishment of a team of employees, including Executive Management. The focus of this team was development and sharing of information to insure that our employees, systems providers, and customers were aware of the Bank's Year 2000 strategies. This team provides updates to the Bank's Board of Directors on a quarterly basis. While the initial Awareness effort was completed in 1997, the Bank continues to promote awareness by maintaining close contact with systems providers, key customers, vendors, and other stakeholders.

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

The Renovation phase includes code enhancement, vendor validation, and hardware and software upgrades as needed. Largely, the systems used by QNB are purchased from outside vendors. The vendors are responsible for maintenance and upgrades to the systems as part of systems maintenance agreements; these upgrades include the modifications necessary to enable uninterrupted usage after December 31, 1999. In a few instances, vendors did not provide the Bank with assurance that their systems would be Y2K-ready or available for the testing we required in a timely manner; in those cases, the Bank elected to replace those systems with others that were already Y2K certified. At the end of the second quarter 1999, internal systems upgrades were 100% completed. Mission Critical systems upgrades, including utility companies, were also 100% complete. Overall renovations, including external vendor upgrades and testing, were about 93% complete and on target for completion during 1999.

The Validation phase includes testing of all impacted applications, both internally developed and third party provided. Testing of systems began in 1998. A test system was purchased to replicate the mainframe hardware used to facilitate our mission critical core account processing systems. A test plan detailing plans to 'validate'

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

IMPACT OF YEAR 2000 (Continued)

all inventoried systems was developed, reviewed by Senior Management and internal audit, adopted by the Board of Directors, and reviewed by the Office of the Comptroller of Currency for completeness, thoroughness, and value in validating the Y2K compliant nature of tested products.

Validation involves not only extensive in-house testing, but also interpretation and evaluation of vendor proxy tests and/or vendor certifications. Where appropriate, validation expands to testing systems that must integrate with other systems to effectively process. The Y2K team, including Senior Management in each division of the Bank, reviews the various components of each validation to measure its reliability and completeness. Only after passing this thorough review is a product deemed 'compliant' with QNB's definition of Y2K-ready. Mission critical systems are given the greatest scrutiny in this validation process.

Testing was 97% complete at the end of the second quarter of 1999. Internal integration of all mission critical applications was completed by the end of the second quarter.

As of the end of the second quarter 1999, there were no systems that are not expected to be Y2K ready by December 31, 1999. If this expectation would change, contingency plans for those systems will be developed as necessary. During the second quarter, significant effort was placed on continuing to expand our existing business resumption plans with specific attention to any possible unexpected situations that may arise in the millennium change.

The Implementation phase includes incorporating all changes, achieving certification of Year 2000 compliance, and implementing contingency plans, if necessary. QNB's plan also includes reviewing any potential risks associated with the loan, deposit, and investment portfolios due to Year 2000 issues. Based on currently available information, management does not anticipate that the cost to address Year 2000 issues will have a significant impact on QNB's financial condition, results of operations, liquidity or capital resources. The total anticipated cost for Year 2000 compliance is under $ 100,000.

Through QNB's Year 2000 team efforts, three areas of Year 2000 exposure have been identified: 1) customer uncertainty; 2) utility and communications companies; and 3) indirect debit and ATM gateways. QNB has specifically addressed these areas through its business resumption contingency plans. In the coming months, our efforts will be directed toward validation plans and installing additional back-up systems as a part of the business resumption contingency plan that was completed during the second quarter of 1999.

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

                                  JUNE 30, 1999

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        None.

Item 3. Default Upon Senior Securities

        None.

Item 4. Submission of Matters to Vote of Securities Holders

        The 1999 Annual Meeting (the "Meeting") of the shareholders of QNB Corp. (the Registrant") was held on May 4, 1999. Notice of the Meeting was mailed to shareholders of record on or about April 2, 1999, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

        The Meeting was held for the following purpose:
        (1) To elect three (3) Directors

        There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker non-votes for each of the nominees for election to the Board of Directors were as follows:

        Nominee                               For               Withhold
        -------                               ---               --------
        Kenneth F. Brown, Jr.               1,163,979             7,416
        Henry L. Rosenberger                1,162,935             8,460
        Edgar L. Stauffer                   1,163,965             7,430

        The continuing directors of the Registrant are:
        Dennis Helf, Donald T. Knauss, Thomas J. Bisko, Gary S. Parzych, Norman
        L. Baringer, Charles M. Meredith, III

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

The following Exhibits are included in this Report:

Exhibit 3.1          Articles of Incorporation of Registrant, as amended.
                     (Incorporated by reference to Exhibit 3.1 of Registrants Form 10-Q filed with the Commission on August 13, 1998).

Exhibit 3.2 Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3.1 of Registrants Form 10-Q filed with the Conmmission on August 13, 1998).

Exhibit 10.1         Employment Agreement between the Registrant and Thomas J.
                     Bisko. (Incorporated by reference to Exhibit 10.1 of Registrants Form 10-K filed with the Commission on June 30,
                     1999).

Exhibit 10.2 Salary Continuation Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.2 of Registrants Form 10-K filed with the Commission on June 30, 1999).

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

                                             QNB Corp.

Date: August 13, 1999                        By:
                                                  --------------------------
                                                  Thomas J. Bisko
                                                  President/CEO

Date: August 13, 1999                        By:
                                                  --------------------------
                                                  Robert C. Werner
                                                  Vice President

Date: August 13, 1999                        By:
                                                  --------------------------
                                                  Bret H. Krevolin
                                                  Chief Accounting Officer