Form 10-Q
period 1999-09-30
QNB CORP
filed 1999-11-15
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1999
                                ------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                     Outstanding at November 12, 1999
     -----------------------------        --------------------------------
     Common Stock, par value $1.25                     1,436,348

                            QNB CORP. AND SUBSIDIARY

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1999


                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Statements of Income for Three and
            Nine Months Ended September 30, 1999 and 1998.................... 1

         Consolidated Balance Sheets at September 30, 1999
            and December 31, 1998............................................ 2

         Consolidated Statements of Cash Flows for Nine
            Months Ended September 30, 1999 and 1998......................... 3

         Notes to Consolidated Financial Statements.......................... 4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION............................... 6

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
            MARKET RISK......................................................22


                  PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...................................................23
            (See Regulation S-K Item 305)

ITEM 2.  CHANGES IN SECURITIES...............................................23

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................23

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS..............23

ITEM 5.  OTHER INFORMATION...................................................23

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................23


QNB Corp. and Subsidiary
------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
                                                                            (in thousands, except share data)
                                                                                        (unaudited)
------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months                  Nine Months
                                                                      Ended September 30,           Ended September 30,
                                                                      1999           1998           1999           1998
------------------------------------------------------------------------------------------------------------------------
Interest Income
Interest and fees on loans .................................        $ 3,531         $3,602        $10,698        $11,004
Interest and dividends on investment securities:
    Taxable ................................................          2,143          1,737          5,718          4,994
    Tax-exempt .............................................            298            167            732            467
Interest on Federal funds sold .............................             38             72            157            256
Interest on interest-bearing balances ......................              1              4              2              4
------------------------------------------------------------------------------------------------------------------------
         Total interest income .............................          6,011          5,582         17,307         16,725
------------------------------------------------------------------------------------------------------------------------
Interest Expense
Interest on deposits
    Interest-bearing demand accounts .......................            141            155            339            448
    Money market accounts ..................................            198            233            588            707
    Savings ................................................            178            204            523            608
    Time ...................................................          1,436          1,513          4,305          4,349
    Time over $100,000 .....................................            341            290            938            854
Interest on short-term borrowings ..........................            109             96            297            257
Interest on Federal Home Loan Bank advances ................            328             --            559             --
------------------------------------------------------------------------------------------------------------------------
         Total interest expense ............................          2,731          2,491          7,549          7,223
------------------------------------------------------------------------------------------------------------------------
         Net interest income ...............................          3,280          3,091          9,758          9,502
Provision for loan losses ..................................             60            100            180            300
------------------------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses          3,220          2,991          9,578          9,202
------------------------------------------------------------------------------------------------------------------------
Non-Interest Income
Fees for services to customers .............................            318            245            882            701
Mortgage servicing fees ....................................             32             37             95            123
Net (loss) gain on investment securities available-for-sale.           (142)             7             21             75
Net gain on sale of loans ..................................             22             60            166            224
Other operating income .....................................            251            175            708            477
------------------------------------------------------------------------------------------------------------------------
         Total non-interest income .........................            481            524          1,872          1,600
------------------------------------------------------------------------------------------------------------------------
Non-Interest Expense
Salaries and employee benefits .............................          1,430          1,344          4,299          4,068
Net occupancy expense ......................................            162            172            488            488
Furniture and equipment expense ............................            231            174            656            493
Marketing expense ..........................................             78             87            283            275
Other real estate owned expense ............................             33             56            100            121
Other expense ..............................................            544            491          1,576          1,499
------------------------------------------------------------------------------------------------------------------------
         Total non-interest expense ........................          2,478          2,324          7,402          6,944
------------------------------------------------------------------------------------------------------------------------
    Income before income taxes .............................          1,223          1,191          4,048          3,858
Provision for income taxes .................................            281            327          1,008          1,076
------------------------------------------------------------------------------------------------------------------------
    Net Income .............................................        $   942         $  864        $ 3,040        $ 2,782
------------------------------------------------------------------------------------------------------------------------
    Net Income Per Share - Basic ...........................        $   .66         $  .60        $  2.12        $  1.94
------------------------------------------------------------------------------------------------------------------------
    Net Income Per Share - Diluted .........................        $   .65         $  .60        $  2.11        $  1.93
------------------------------------------------------------------------------------------------------------------------
    Cash Dividends Per Share ...............................        $   .21         $  .18        $   .63        $   .54
------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.


                                    Form 10-Q
                                     Page 1


QNB Corp. and Subsidiary
--------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                                                        (in thousands)
                                                                                         (unaudited)
--------------------------------------------------------------------------------------------------------------
                                                                               September 30,      December 31,
                                                                                   1999               1998
--------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks .....................................................    $  12,232         $  14,020
Federal funds sold ..........................................................           --             4,869
Investment securities
    available-for-sale ......................................................      106,066            70,088
    held-to-maturity (market value $48,999 and $50,473) .....................       50,132            50,065
Total loans, net of unearned income of $249 and $412 ........................      173,080           176,443
    Allowance for loan losses ...............................................       (3,140)           (2,951)
--------------------------------------------------------------------------------------------------------------
         Net loans ..........................................................      169,940           173,492
Premises and equipment, net .................................................        4,464             4,520
Other real estate owned .....................................................          439               696
Accrued interest receivable .................................................        2,194             1,900
Other assets ................................................................        7,006             5,022
--------------------------------------------------------------------------------------------------------------
Total assets ................................................................    $ 352,473         $ 324,672
--------------------------------------------------------------------------------------------------------------
Liabilities
Deposits
    Demand, non-interest-bearing ............................................    $  35,558         $  39,083
    Interest bearing demand accounts ........................................       45,741            46,411
    Money market accounts ...................................................       29,950            29,918
    Savings .................................................................       36,548            36,770
    Time ....................................................................      111,996           109,464
    Time over $100,000 ......................................................       25,533            17,577
--------------------------------------------------------------------------------------------------------------
         Total deposits .....................................................      285,326           279,223
Short-term borrowings .......................................................       11,684            14,491
Federal Home Loan Bank advances .............................................       25,000                --
Accrued interest payable ....................................................        1,448             1,185
Other liabilities ...........................................................        1,348             1,435
--------------------------------------------------------------------------------------------------------------
Total liabilities ...........................................................      324,806           296,334
--------------------------------------------------------------------------------------------------------------
Commitments and contingencies

Shareholders' Equity
Common stock, par value $1.25 per share;
    authorized 5,000,000 shares; issued 1,436,348 shares and 1,433,066 shares        1,795             1,791
Surplus .....................................................................        4,435             4,413
Retained earnings ...........................................................       23,354            21,218
Accumulated other comprehensive (loss) income ...............................       (1,917)              916
--------------------------------------------------------------------------------------------------------------
Total shareholders' equity ..................................................       27,667            28,338
--------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity ..................................    $ 352,473         $ 324,672
--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                                   Form 10-Q
                                     Page 2


QNB Corp. and Subsidiary
------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                      (in thousands)
                                                                                                        (unaudited)
------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                                                                     1999          1998
------------------------------------------------------------------------------------------------------------------------
Operating Activities
  Net income ...............................................................................     $  3,040       $  2,782
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses ..............................................................          180            300
    Depreciation and amortization ..........................................................          464            334
    Securities gains .......................................................................          (21)           (75)
    Net gain on sale of loans ..............................................................         (166)          (224)
    Proceeds from sales of residential mortgages ...........................................       10,562          9,930
    Originations of residential mortgages held-for-sale ....................................       (7,219)        (8,166)
    Proceeds from sales of student loans ...................................................        2,090          1,589
    Net (gains) losses on sales or writedowns of other real estate owned ...................         (107)             9
    Deferred income tax provision ..........................................................           23            (89)
    Change in income taxes payable .........................................................           --             83
    Net (increase) decrease in interest and dividends receivable ...........................         (294)            12
    Net amortization of premiums and discounts .............................................            4             10
    Net increase in interest payable .......................................................          263            125
    Increase in other assets ...............................................................         (546)          (135)
    (Decrease) increase in other liabilities ...............................................          (87)            61
------------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities ..............................................        8,186          6,546
------------------------------------------------------------------------------------------------------------------------
Investing Activities
  Proceeds from maturities and calls of investment securities
    available-for-sale .....................................................................       18,195         19,286
    held-to-maturity .......................................................................       10,775         12,703
  Proceeds from sales of investment securities
    available-for-sale .....................................................................       12,834          6,146
  Purchase of investment securities
    available-for-sale .....................................................................      (71,215)       (21,638)
    held-to-maturity .......................................................................      (10,909)       (21,750)
  Net decrease (increase) in Federal funds sold ............................................        4,869           (402)
  Net increase in loans ....................................................................       (1,895)        (4,560)
  Net purchases of premises and equipment ..................................................         (409)          (501)
  Proceeds from the sale of other real estate owned ........................................          364            973
  Purchase of single premium life insurance ................................................           --         (2,557)
------------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities ..................................................      (37,391)       (12,300)
------------------------------------------------------------------------------------------------------------------------
Financing Activities
  Net decrease in non-interest-bearing deposits ............................................       (3,525)        (3,368)
  Net increase in interest-bearing deposits ................................................        9,628          8,195
  Net (decrease) increase in short-term borrowings .........................................       (2,807)           616
  Proceeds from Federal Home Loan Bank advances ............................................       25,000             --
  Cash dividends paid ......................................................................         (904)          (772)
  Proceeds from issuance of common stock ...................................................           25             20
------------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities ..............................................       27,417          4,691
------------------------------------------------------------------------------------------------------------------------
    Decrease in cash and cash equivalents ..................................................       (1,788)        (1,063)
    Cash and cash equivalents at beginning of year .........................................       14,020         12,574
------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period .............................................     $ 12,232       $ 11,511
------------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Disclosures
  Interest paid ............................................................................     $  7,286       $  7,098
  Income taxes paid ........................................................................          970          1,075
  Non-Cash Transaction
    Change in net unrealized holding gains (losses), net of taxes, on investment securities.       (2,833)            71
    Transfer of loans to other real estate owned ...........................................           --             49


The accompanying notes are an integral part of the consolidated financial statements.

                                   Form 10-Q
                                     Page 3














                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               September 30, 1999 AND 1998, AND DECEMBER 31, 1998
                                   (Unaudited)


1. REPORTING AND ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of QNB
Corp. and its wholly owned subsidiary, The Quakertown National Bank, (QNB). All significant intercompany accounts and transactions are eliminated in the consolidated statements.

The consolidated balance sheet as of September 30, 1999, as well as the respective statements of income and cash flows for the three and the nine month periods ended September 30, 1999 and 1998, are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in QNB's 1998 Annual Report incorporated in the Form 10-K.

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. The results for the periods presented are not necessarily indicative of the full year. Certain accounts in last year's financial statements have been reclassified to conform to the current year's presentation. These reclassifications had no effect on net income.

2. PER SHARE DATA

The following sets forth the computation of basic and diluted earnings per share
(share and per share data are not in thousands):



                                                       For the Three Months             For the Nine Months
                                                        Ended September 30,             Ended September 30,
                                                    --------------------------      --------------------------
                                                       1999            1998            1999            1998
                                                    ----------      ----------      ----------      ----------
Numerator for basic and diluted earnings            $      942      $      864      $    3,040      $    2,782
   per share-net income

Denominator for basic earnings per share-            1,436,348       1,431,912       1,435,198       1,431,547
   weighted average shares outstanding

Effect of dilutive securities-employee                   4,072          10,997           6,672           9,866
   stock options

Denominator for diluted earnings per                 1,440,420       1,442,909       1,441,870       1,441,413
   share-adjusted weighted average
   shares outstanding

Earnings per share-basic                            $      .66      $      .60      $     2.12      $     1.94
Earnings per share-diluted                          $      .65      $      .60      $     2.11      $     1.93

                                   Form 10-Q
                                     Page 4

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 1999 AND 1998, AND DECEMBER 31, 1998
                                   (Unaudited)


3. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business entity during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the periods ended September 30, 1999 and 1998 (net of the income tax effect):


                                                        For the Three Months           For the Nine Months
                                                        Ended September 30,            Ended September 30,
                                                       ---------------------         -----------------------
                                                         1999           1998           1999            1998
                                                       -------         -----         -------         -------
Unrealized holding losses arising during
   the period on securities held                       $(1,874)        $  33         $(2,819)        $   121

Reclassification adjustment equal to
   beginning unrealized for all sold securities             94            (5)            (14)            (50)
                                                       -------         -----         -------         -------
Net change in unrealized during the period                (780)           28          (2,833)             71

Unrealized, beginning of period                         (1,137)          916             916             873
                                                       -------         -----         -------         -------
Unrealized, end of period                              $(1,917)        $ 944         $(1,917)        $   944
                                                       =======         =====         =======         =======
Net income                                                 942           864         $ 3,040         $ 2,782
Other comprehensive (loss) income, net of tax:
   Unrealized holding losses arising during
     the period                                           (780)           28          (2,833)             71
                                                       -------         -----         -------         -------
Comprehensive Income                                   $   162         $ 892         $   207         $ 2,853
                                                       =======         =====         =======         =======

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

RESULTS OF OPERATIONS-SUMMARY

QNB recorded earnings of $942,000 or $.65 per share on a diluted basis for the three month period ended September 30, 1999. This represents a 9.0 percent increase from net income of $864,000 or $.60 per share-diluted reported for the third quarter of 1998. For the nine month periods ended September 30, 1999 and 1998, net income was $3,040,000 and $2,782,000, respectively, an increase of 9.3 percent. Net income per share diluted was $2.11 and $1.93 for the corresponding nine-month periods.

An increase in net interest income and a reduction in the provision for loan losses offset a decline in non-interest income and an increase in non-interest expense when comparing the two quarters. Net interest income which represents interest income, dividends, and fees on earning assets, less interest expense incurred on funding sources, increased 6.1 percent to $3,280,000 for the quarter ended September 30, 1999 as compared to $3,091,000 for the quarter ended September 30, 1998. Contributing to the higher net interest income was an increase in average earning assets of 13.6 percent. Average loans increased 3.0 percent, while average investment securities increased 30.9 percent when comparing the two quarters. Most of the growth in average earning assets was funded through wholesale funding. This has the impact of increasing net interest income, but lowering the net interest margin. The net interest margin declined from 4.35 percent during the third quarter of 1998 to 4.13 percent for the third quarter of 1999. Excluding the impact of the wholesale funding transaction, the net interest margin for the third quarter of 1999 would have been 4.35 percent, the same as it was for the third quarter of 1998.


                                    Form 10-Q
                                     Page 6

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS-SUMMARY (Continued)

Non-interest income decreased from $524,000 to $481,000, a decrease of 8.2 percent. During the third quarter of 1999, in response to rising interest rates, QNB sold some lower yielding securities at a loss of approximately $150,000 and reinvested the proceeds in higher yielding securities. This transaction benefits QNB by increasing interest income going forward. Also during the quarter, QNB sold a foreclosed property at a gain of approximately $60,000. Excluding gains and losses on the sale of investment securities, loans and other real estate owned during both periods, non-interest income increased approximately 18.4 percent. Contributing to this increase was higher fee income on deposit accounts, which increased 29.8 percent or $73,000. Increases in merchant processing income, check card income, mutual fund commission income and earnings on the cash surrender value of life insurance also contributed to the positive variance.

Non-interest expense increased $154,000 or 6.6 percent when comparing the two periods. Salary and benefits expense increased 6.4 percent or $86,000 to $1,430,000 for the third quarter of 1999. Most of the $76,000 increase in salary expense relates to the accrual for incentive-based pay. Increased investment in technology, which began during 1998, was also a major contributor to the increase in non-interest expense. Depreciation expense resulting from this investment increased approximately $41,000 when comparing the two quarters, while equipment maintenance expense increased $17,000.

Return on average assets was 1.04 percent and 1.09 percent while the return on average equity was 12.82 percent and 12.86 percent for the three months ended September 30, 1998 and 1997, respectively. For the nine-month periods ended September 30, 1998 and 1997, return on average assets was 1.19 percent and 1.20 percent and the return on average equity was 14.22 percent and 14.29 percent, respectively.

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

Net interest income for the three months ended September 30, 1999 was $3,280,000 compared to $3,091,000 for the period ended September 30, 1998. On a tax-equivalent basis net interest income was $3,492,000 and $3,236,000 for the respective quarters. The following discussion and analysis of yields on earning assets, rates paid on funding sources and the net interest margin is based on a tax-equivalent basis. A 13.6 percent increase in average earning assets was offset by a 22 basis point decrease in the net interest margin. The yield on earning assets on a fully taxable equivalent basis was 7.35 percent for the third quarter of 1999 versus 7.69 percent for the third quarter of 1998, while the rate paid on interest-bearing liabilities was 3.74 percent and 3.94 percent for the same periods. The net interest margin on a fully taxable equivalent basis for the three-month period ended September 30, 1999 was 4.13 percent compared to 4.35 percent for the same period in 1998. Some of the growth in average earning assets was funded through a wholesale funding transaction entered into in April 1999, whereby QNB borrowed $25,000,000 from the Federal Home Loan Bank (FHLB) and reinvested the proceeds in a 30 year mortgage-backed security and 15 year tax-exempt municipal securities. This transaction has the impact of increasing net interest income, but lowering the net interest margin. Excluding the impact of the wholesale funding transaction, the net interest margin for the third quarter of 1999 would have been 4.35 percent, the same as it was for the third quarter of 1998.


                                    Form 10-Q
                                     Page 7

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

The lower yield on earning assets and rate paid on interest-bearing liabilities was a result of a general decline in market interest rates during 1998, as represented by the U.S. Treasury yield curve. These rates declined dramatically during 1998 as signs of a global economic crisis created a flight to quality in the U.S. Treasury market. Adding fuel to this decline was an environment of low inflation in the U.S. economy. In response to these events the Federal Reserve Bank lowered the Federal funds rate three times and 75 basis points between the end of September 1998 and the middle of November 1998, from 5.50 percent to 4.75 percent. The prime rate, the rate which some of QNB's loans are based, also declined 75 basis points during this time. This general decline in interest rates ended during the first quarter of 1999, as the U.S. economy continued to show strength and the fear of inflation reentered the economic picture. In response, interest rates began to increase rapidly and at the end of June and again in August, the Federal Reserve Bank raised the Federal funds target rate 25 basis points. The prime rate also increased by .50 percent at this time. Economic indicators during the third quarter continued to show a strong economy and the potential for the Federal Reserve to increase rates again in November. This potential caused market rates to further increase in September and October. As an example of the higher market rates, the interest rate on a 10-year Treasury note has increased approximately 123 basis points from the end of 1998,
4.65 percent, to the end of the third quarter of 1999, 5.88 percent. The 10-year Treasury rate peaked at approximately 6.24 percent towards the end of October 1999. These higher rates should lead to higher yields on both loans and investment securities and higher rates paid on deposits and borrowed money.

When comparing the third quarter of 1999 to the third quarter of 1998, the yield on investment securities decreased to 6.47 percent from 6.50 percent while the yield on loans decreased to 8.20 percent from 8.61 percent. QNB was able to reduce the impact on the yield of its investment portfolio by purchasing mortgage-backed securities, whose yields did not decline to the same degree as Treasury securities and by lengthening the average life of the portfolio with the purchase of some higher yielding but longer term callable agency securities and tax-exempt municipal securities. In addition, to enhance the yield of the investment portfolio and increase interest income in the future, during the third quarter of 1999, QNB sold approximately $5.5 million of securities yielding 6.15 percent at a loss of approximately $150,000 and reinvested the proceeds in securities yielding 7.38 percent. The 41 basis point decline in the yield on loans was partially a result of the decline in the prime rate and the continued downward pressure on commercial loan rates resulting from the fierce competition for loans. The average prime rate for the three months ended September 30, 1999 and 1998 was 8.10 percent and 8.50 percent, respectively. Another significant factor in the lower loan yields and another result of the lower interest rate environment was the continuing trend for customers to select fixed rather than variable rate loans, both in the residential mortgage and commercial loan sectors. These fixed rate loans reduce the benefit to QNB of a rising interest rate environment.

Despite dramatically falling market interest rates during 1998 as indicated by the Treasury yield curve, the rates paid on deposits and short-term borrowings did not decline to the same degree as rates on earning assets. This is a function of the strong competition among financial institutions for funding sources. The average rate paid on interest bearing demand accounts showed the largest decline, falling to 1.18 percent for the third quarter of 1999 compared to 1.47 percent for the third quarter of 1998. QNB was able to reduce the rate on these accounts as they are deemed to be relatively insensitive to changing interest rates. The average rate paid on savings accounts, money market accounts and time deposits decreased 30 basis points, 28 basis points and 40 basis points, respectively. The rate on deposits is likely to increase over the next quarter, as the increase in Treasury rates is passed on to the consumer in the form of higher deposit rates, particularly time deposits. The yield on short-term borrowings declined to 3.73 percent for the period ended September 30, 1999 from 3.81


                                    Form 10-Q
                                     Page 8

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

percent for the period ended September 30, 1998. This was primarily the result of a decline in rates paid on the cash management accounts. Also, impacting the yield on interest-bearing liabilities was the $25,000,000 advance from the Federal Home Loan Bank at an average rate of 5.15 percent.

For the nine-month period ended September 30, 1999, net interest income increased $256,000 to $9,578,000. On a tax-equivalent basis net interest income increased $385,000 or 3.9 percent. The 9.8 percent growth in average earning assets was partially offset by a 24 basis point decline in the net interest margin. Total interest income increased $582,000 from $16,725,000 to $17,307,000 when comparing the nine-month periods ended September 30, 1998 to September 30, 1999. The yield on earning assets decreased from 7.87 percent to 7.46 percent, with the yield on loans declining from 8.81 percent to 8.26 percent. During the nine-month period the yield on investment securities decreased from 6.60 percent to 6.53 percent. Average investment securities increased 21.0 percent to $139,732,000 while average loans increased 3.7 percent to $175,891,000. Total interest expense increased $326,000 from $7,223,000 to $7,549,000 for the nine-month periods. Interest on FHLB advances account for $559,000 of the increase in total interest expense. The yield on interest-bearing liabilities decreased from 3.91 percent to 3.69 percent. Average interest-bearing deposits increased 4.3 percent to $247,791,000, while total average interest-bearing liabilities, including short-term borrowings and FHLB advances increased 10.8 percent to $273,469,000. The primary difference in the percent change is the impact of the borrowings from the FHLB, entered into at the end of April 1999.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents management's determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level considered adequate in relation to the risk of losses in the loan portfolio. Actual loan losses, net of recoveries, serve to reduce the allowance.

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

The provision for loan losses was $60,000 for the quarter ended September 30, 1999 compared to $100,000 for the third quarter of 1998. For the nine-month periods the provision for loan losses was $180,000 and $300,000, respectively. QNB was able to reduce the provision for loan losses as a result of continued improvement in asset quality, low levels of delinquency and net loan recoveries. QNB had net recoveries of $3,000 and net charge-offs of $3,000 for the third quarter of 1999 and 1998. For the nine-month periods QNB had net recoveries of $9,000 and $13,000, respectively.

Non-performing assets (non-accruing loans, loans past due 90 days or more, and other real estate owned) continued their positive trend downward during 1999 and amounted to .29 percent of total assets at September 30, 1999. This compares to
 .48 percent at September 30, 1998 and .37 percent at December 31, 1998. Nonaccrual loans were $454,000 and $856,000 at September 30, 1999 and 1998. Non-accrual loans at


                                    Form 10-Q
                                     Page 9

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

PROVISION FOR LOAN LOSSES (Continued)

December 31, 1998 were $506,000. Other real estate owned was $439,000 and $696,000 at September 30, 1999 and December 31, 1998, respectively, and $631,000 at September 30, 1998.

There were no restructured loans as of September 30, 1999, December 31, 1998 or September 30, 1998 as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for loan losses was $3,140,000 and $2,951,000 at September 30, 1999 and December 31, 1998, respectively. The ratio of the allowance to total loans was 1.81 percent and 1.67 percent for the respective periods. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

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

At September 30, 1999 and 1998, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $364,000 and $788,000, respectively, of which $344,000 and $588,000 related to loans with no valuation allowance. At September 30, 1999 and 1998 there were $20,000 and $200,000 in impaired loans that had a valuation allowance of approximately $20,000 and $65,000, respectively. Most of the loans identified as impaired are collateral-dependent.

NON-INTEREST INCOME

QNB, through its core banking business, generates various fees and service charges. Total non-interest income is composed of service charges on deposit accounts, mortgage servicing fees, gains on the sale of investment securities, gains on the sale of residential mortgages and student loans, and other miscellaneous fee income. Total non-interest income decreased $43,000 or 8.2 percent to $481,000 for the quarter ended September 30, 1999 when compared to September 30, 1998. Excluding gains and losses on the sale of investment securities, loans and other real estate owned during both periods, non-interest income increased approximately 18.4 percent. For the nine-month period total non-interest income increased $272,000 or 17.0 percent to $1,872,000.

Fees for services to customers, the largest component of total non-interest income, is primarily comprised of service charges on deposit accounts. These fees increased 29.8 percent, to $318,000 from $245,000, when comparing the two quarters and 25.8 percent to $882,000 when comparing the nine-month periods. An increase in overdraft fee income accounts for approximately $68,000 of the increase for the three-month period and $142,000 for the nine-month period. During the first quarter of 1999, QNB increased its fee for overdrafts by 12.0 percent. An increase in fees related to the use of out-of-network ATMs contributed $13,000 to the overall increase for the nine-month periods.


                                    Form 10-Q
                                     Page 10

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

To date, when QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. Mortgage servicing fees for the quarter ended
September 30, 1999 were $32,000 which represents a $5,000 decline from the same period in 1998. For the nine month period mortgage servicing fees decreased $28,000 to $95,000. The decrease in mortgage servicing fees for the quarter and the nine-month period is primarily a result of an increase in the amortization of the mortgage servicing asset booked at the time the loan is sold. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over a period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. During the third quarter of 1999, QNB amortized approximately $11,000 of the mortgage servicing asset compared to $6,000 during the third quarter of 1998. For the respective nine-month periods the amortization was $35,000 and $14,000. The average balance of mortgages serviced for others was $67,592,000 for the third quarter of 1999 compared to $67,083,000 for the third quarter of 1998. The average balance of mortgages serviced was approximately $67,946,000 for the nine-month period ended September 30, 1999 compared to $67,254,000 for the first nine months of 1998. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

QNB recorded a loss on the sale of investment securities of $142,000 during the third quarter of 1999. This compares to a gain of $7,000 for the quarter ended September 30, 1998. During the third quarter of 1999, in response to rising interest rates, QNB sold approximately $5,500,000 of lower yielding securities at a loss of approximately $150,000 and reinvested the proceeds in higher yielding securities. This transaction benefits QNB by increasing interest income going forward. QNB owns a small portfolio of marketable equity securities, bank stocks. During the third quarter of 1999 QNB sold one holding at a gain of $8,000. The gain recorded during the third quarter of 1998 was the result of the pre-funding of callable agency securities that had been purchased at a discount. These gains of approximately $11,000 were partially offset by the loss of $4,000 on the sale of an equity security. For the nine months ended September 30, 1999 and 1998 gains on the sale of investment securities were $21,000 and $75,000, respectively. Included in these amounts are net gains on the sale of equity securities of $171,000 and $58,000 for the first nine months of 1999 and 1998. The gains in 1999 were offset by the $150,000 loss on the sale of debt securities during the third quarter of 1999.

QNB recorded a gain of $22,000 on the sale of loans during the third quarter of 1999. This compares to a $60,000 gain for the same period in 1998. For the nine-month periods ended September 30, 1999 and 1998 net gains on the sale of loans were $166,000 and $224,000, respectively. The sale of student loans accounts for $6,000 and $2,000 of the gains during the third quarter of 1999 and 1998. QNB sold approximately $414,000 and $119,000 in student loans during the third quarter of 1999 and 1998. Gains on the sale of student loans accounted for $39,000 and $38,000 of the total gains during the nine-month periods ended September 30, 1999 and 1998, respectively. For the nine-month periods ended September 30, 1999 and 1998, QNB sold approximately $2,051,000 and $1,551,000 in student loans. The change in pricing for student loans by the U.S. government has negatively impacted the gains realized when the loans are sold.

The net gain on the sale of residential mortgages loans was $16,000 and $58,000 for the three month periods ended September 30, 1999 and 1998 and $127,000 and $186,000 for the respective nine month periods. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. The larger gain during the third quarter of 1998 is a function of both factors. Proceeds from the sale of residential mortgages were approximately $1,292,000 and $2,731,000 during the third quarters of 1999 and 1998, respectively. Rising interest rates during the second and third


                                    Form 10-Q
                                     Page 11

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

quarters of 1999 slowed the refinancing activity and reduced the origination of mortgage loans. The rising rates also had the impact of reducing the net gains on the sales. Proceeds from the sale of residential mortgages was approximately $10,562,000 and $9,930,000 during the first nine months of 1999 and 1998. The increase in interest rates reduced the gains on the loan sold during 1999. As of September 30, 1999 QNB had approximately $112,000 in mortgage loans classified as held for sale. These loans are accounted for at lower of cost or market.

Other operating income increased $76,000 to $251,000 when comparing the three-month periods ended September 30, 1999 and 1998 and $231,000 to $708,000 when comparing the nine-month periods. The results for the three and nine month periods ended September 30, 1999 include the gain on the sale of other real estate owned of $60,000 and $107,000, respectively. Also positively impacting the results when comparing the three and nine month periods was the earnings on the cash surrender value of single premium life insurance policies purchased in September 1998. For the three and the nine months ended September 30, 1999 QNB recognized $38,000 and $113,000 in earnings on these policies. This compares to $13,000 for the same two periods in 1998. When comparing the two quarters check card income increased $9,000, merchant processing income increased $5,000 and mutual fund income increased $10,000. These offset declines of $15,000 in rental income from other real estate owned, $10,000 in sales of checks to customers and $4,000 in ATM card income.

These same items impacted the results for the nine-month period. Check card income increased $32,000, merchant processing income increased $11,000 and mutual fund income increased $18,000 when comparing the nine month periods. The increase in check card income and merchant processing income is a result of an increase in the number of transactions while the increase in mutual fund income is a result of a change in personnel. Offsetting these positive factors was a decline in rental income from other real estate owned and ATM card income. The sale of some revenue generating properties reduced the income from other real estate owned by $53,000 when comparing the nine-month periods. QNB restructured its deposit products during the third quarter of 1998. As a result of this restructure, more customers are eligible for free ATM cards. This has resulted in a reduction in ATM card income of $15,000 when comparing the nine-month periods.

NON-INTEREST EXPENSE

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, other real estate owned expense and various other operating expenses. Total non-interest expense of $2,478,000 for the quarter ended September 30, 1999 represents an increase of $154,000 or 6.6 percent from levels reported in the third quarter of 1998. Total non-interest expense for the nine months ended September 30, 1999 was $7,402,000, an increase of $458,000 or 6.6 percent over 1998 levels.

Salaries and benefits, the largest component of non-interest expense, increased $86,000 or 6.4 percent to $1,430,000 for the quarter ended September 30, 1999 compared to the same quarter in 1998. Salary expense increased $76,000 or 6.9 percent during the period to $1,180,000 while benefits expense increased $10,000 or 4.2 percent to $250,000. For the nine-month period ended September 30, 1999 salaries and benefits expense increased $231,000 or 5.7 percent compared to 1998. Salary expense increased $236,000 or 7.3 percent while benefits expense decreased $5,000 or .6 percent. Excluding the accrual for bonuses in both years, salary


                                    Form 10-Q
                                     Page 12

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (Continued)

expense increased 2.2 percent for the quarter and 3.9 percent for the nine-month period. An increase in hours worked during the first and second quarters of 1999, as a result of the installation of a new item processing system, mortgage refinancing activity and Year 2000 testing, contributed to the larger increase in salary expense for the year than for the quarter. The increase in benefits expense for the quarter is the result of higher payroll taxes while the decline when comparing the nine-month periods is primarily the result of a reduction in QNB's State unemployment tax rate.

Net occupancy expense decreased $10,000 or 5.8 percent to $162,000 for the three-month period ended September 30, 1999. Slightly lower costs related to repairs and maintenance, security, insurance and taxes on the buildings account for the decrease. Net occupancy expense was $488,000 for both nine-month periods ended September 30, 1999 and 1998. Lower depreciation, insurance and tax expense offset higher building maintenance costs.

Furniture and equipment expense increased $57,000 or 32.8 percent when comparing the three-month periods ended September 30, 1999 and 1998, respectively and $163,000 or 33.1 percent when comparing the nine-month periods. Increased investment in technology, which began during 1998, was a major contributor to the increase in furniture and equipment expense during the third quarter and first nine months of 1999. Depreciation expense resulting from this investment increased $41,000 when comparing the two quarters and 132,000 when comparing the nine-month periods. The implementation of a check imaging system was completed at the end of the first quarter of 1999. Higher equipment maintenance costs of $17,000 for the quarter and $32,000 for the nine-month period also contributed to the increase in furniture and equipment expense. Furniture and equipment expense will continue to increase in 1999 as a result of higher depreciation expense associated with QNB's continued expansion of its investment in new technology. This will include the completion of the final phases of the wide-area network, as well as the impact of the check imaging system. The expansion of an existing branch during the fourth quarter of 1999 as well as the opening of a new branch in the fall of 2000 will result in additional net occupancy and furniture and equipment expense in 1999 and 2000.

Marketing expense decreased $9,000 or 10.3 percent to $78,000 for the quarter ended September 30, 1999 but increased $8,000 or 2.9 percent when comparing the nine-month periods. The decline during the quarter relates to a reduction in advertising expense of $13,000 from 1998. QNB used additional print, radio and bill board advertising during the third quarter of 1998 to promote specific products and QNB's image of being an independent community bank in light of the merger activity that was taking place in the industry. The increase in marketing expense for the nine-month period relates to higher promotional expense and contributions as well as additional costs related to the publication of the annual report.

Other real estate owned expense decreased $23,000 or 41.1 percent to $33,000 for the three months ended September 30, 1999 and $21,000 or 17.4 percent to $100,000 for the nine-month period. The reduction in other real estate owned expense for both the three and nine-month periods, is a function of owning fewer properties and the related taxes, insurance and maintenance related to the properties. The majority of the expense during both the third quarter and first nine months of 1999 relates to the environmental clean up of one property which sold during the third quarter of 1999. Other real estate expense during the three-month and nine-month periods ended September 30, 1998 includes the net loss on the sale or write-down of properties totaling $25,000 and $9,000, respectively. Management anticipates other real estate expense to continue to decline in 2000 as the costs associated with these properties are eliminated as they are sold.


                                    Form 10-Q
                                     Page 13

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (Continued)

Total other expense for the three months ended September 30, 1999 was $544,000 and increase of $53,000 or 10.8 percent over the same period in 1998. Contributing to the increase were higher costs of office supplies, consultant expense, charged-off checking accounts and check card expense. The $20,000 increase in consultant expense relates to the hiring of a consultant to assist in the selection of a new core processing system to be implemented in 2000. The $15,000 increase in check card expense is primarily a result of the production and distribution of replacement cards. The $11,000 increase in supplies is primarily the result of the timing of purchases.

For the nine-month period ended September 30, 1999, other non-interest expense increased $77,000 or 5.1 percent to $1,576,000. A $58,000 increase in fraud losses contributed to the increase. Higher check card expense, state tax expense, telephone expense and consultant expense contributed $28,000, $15,000, $15,000 and $17,000 to the increase in other operating expense. Partially offsetting these increases were a reduction in legal expense and the accrual for director's deferred compensation. The improvement in asset quality has been the major factor in the reduction in legal expense. The higher director's deferred compensation in 1998 reflects an adjustment to the interest rate assumption caused by the decline in market interest rates.

INCOME TAXES

Applicable income taxes and effective tax rates were $281,000 or 23.0 percent for the three-month period ended September 30, 1999, and $327,000 or 27.5 percent for the same period in 1998. For the nine-month period applicable income taxes and effective rates were $1,008,000 or 24.9 percent and $1,076,000 or 27.9 percent, respectively. The reduction in the effective tax rate when comparing 1999 to 1998 is a result of an increase in income from tax-exempt municipal securities and loans and an increase in tax-exempt income from earnings on single premium life insurance.

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 1999, QNB's net deferred tax asset was $1,944,000. Included in the deferred tax asset was $823,000 relating to the allowance for loan losses and $988,000 resulting from the SFAS No. 115 adjustment for available-for-sale investment securities. As of December 31, 1998, QNB's net deferred tax asset was $506,000. A deferred tax asset of $762,000 related to the allowance for loan losses was partially offset by a deferred tax liability of $472,000 resulting from the SFAS No. 115 adjustment.

BALANCE SHEET ANALYSIS

The Balance Sheet Analysis reviews average balance sheet data for the nine months ended September 30, 1999 and 1998, as well as the period end balances as of September 30, 1999 and December 31, 1998.

Average earning assets for the nine-month period ended September 30, 1999 increased $28,465,000 or 9.8 percent to $319,791,000 from $291,326,000 for the nine months ended September 30, 1998. Average investments and average loans increased $24,289,000 and $6,342,000, respectively while average Federal funds sold decreased $2,163,000. The large increase in the investment portfolio is a result of the growth in funding sources, both retail and wholesale, outpacing the growth in loans. The advance from the Federal Home Loan Bank had the impact of increasing average investments by approximately $14,322,000 during the


                                    Form 10-Q
                                     Page 14

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

BALANCE SHEET ANALYSIS (Continued)

nine-month period. The increase in average loans is a result of competitive pricing on commercial and home equity loans and participation relationships with other local community banks. Average consumer loans, primarily home equity loans increased $3,979,000 and average commercial loans increased $2,372,000. The increase in home equity loans is a result of aggressive pricing and promotion.

In addition to borrowing from the Federal Home Loan Bank, the growth in average earning assets was funded by increases in non-interest bearing demand deposits, time deposits and short-term borrowings, primarily cash management accounts. Average non-interest bearing demand accounts increased $2,853,000, while average time deposits increased $9,170,000. Attractive rates on time deposits relative to rates on other interest-bearing accounts along with the introduction of the "Flex12" certificate of deposit contributed to the increase in time deposits. The "Flex12" has a twelve month maturity, allows one no-penalty withdrawal, enables the holder to add funds to the account and pays a competitive rate. Average cash management balances increased $1,881,000 when comparing the nine-month periods. Average interest-bearing transaction accounts, which include interest-bearing demand deposits, money market accounts and savings accounts, increased $894,000 between the periods. Average total deposits increased 4.8 percent when comparing the nine-month periods, while average shareholders' equity increased $2,557,000 or 9.8 percent to $28,578,000.

Total assets at September 30, 1999 were $352,473,000, compared with $324,672,000 at December 31, 1998, an increase of 8.6 percent for the nine months. The advance from the Federal Home Loan Bank contributed $25,000,000 to the increase. Without the advance total assets would have increased by approximately .9 percent. Total deposits increased from $279,223,000 at December 31, 1998 to $285,326,000 at September 30, 1999, an increase of 2.2 percent. The increase in assets from December 31, 1998 to September 30, 1999 is primarily centered in investment securities and other assets, which increased $36,045,000 and $1,984,000, respectively during the period. The increase in other assets is primarily related to increases in the net deferred tax asset caused by the increase in the unrealized loss on available-for-sale securities and a deposit to a third party vendor for the processing of cashier checks. Total loans decreased $3,363,000 to $173,080,000 at September 30, 1999. The reduction in loans is primarily a function of the seasonal nature of some of the commercial lines of credit and the payoff of loans from companies whose business were sold.

Total deposits were $285,326,000 and $279,223,000 at September 30, 1999 and December 31, 1998. The 2.2 percent increase is primarily centered in time deposits, which increased $10,488,000 or 8.3 percent during the nine-month period. Of the increase in time deposits, $7,956,000 of the increase is in time deposits greater than $100,000. These deposits tend to be higher costing and short-term in nature. Interest bearing transaction accounts decreased $860,000 or .8 percent and non-interest bearing demand accounts decreased $3,525,000 or
9.0 percent during the nine-month period. The decline in non-interest bearing demand accounts is a function of the timing of deposits from some large commercial accounts, primarily abstract companies.

At September 30, 1999 the fair value of investment securities available-for-sale was $106,066,000 or $2,905,000 below the amortized cost of $108,971,000. This compares to a fair value of $70,088,000 or $1,387,000 above the amortized cost of $68,701,000 at December 31, 1998. An unrealized holding loss, net of taxes, of $1,917,000 was recorded as a decrease to shareholders' equity at September 30, 1999 and an unrealized holding gain of $916,000 was recorded as an increase to shareholder's equity at December 31, 1998. Rising interest rates during the second and third quarters of 1999 as well as the lengthening of the average life of the investment portfolio contributed to the unrealized loss in the portfolio at September 30, 1999.


                                    Form 10-Q
                                     Page 15

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

BALANCE SHEET ANALYSIS (Continued)

The available-for-sale portfolio had a weighted average maturity of approximately 8 years, 1 month and 4 years, 10 months at September 30, 1999 and December 31, 1998, respectively. The weighted average maturity is based on the stated contractual maturity of all securities except for mortgage-backed securities which are based on estimated average life. The maturity of the portfolio may be shorter because of call features in many debt securities and because of prepayments on mortgage-backed securities. The interest rate sensitivity analysis reflects the expected maturity distribution of the securities portfolio based upon estimated call dates and anticipated cash flows assuming management's most likely interest rate environment. The expected weighted average life of the available-for-sale portfolio was 5 years, 6 months at September 30, 1999 and 1 year, 2 months at December 31, 1998, based on these assumptions. The extension of the expected average life of the portfolio is a result of a number of factors including: the purchase of $20,000,000 of a 30 year mortgage-backed security, with an average life of 9.3 years, and $5,000,000 in 15 year tax exempt municipal bonds with the proceeds from the advances from the Federal Home Loan Bank; the replacement of bonds that had been called during the first quarter of 1999 with bonds with longer maturities and the increase in interest rates which has lengthened the average life on mortgage related securities and callable agency bonds. The portfolio as of December 31, 1998 had shortened dramatically as a result of the decline in interest rates during 1998. The decline in rates caused prepayments on mortgage-backed securities to increase and the likelihood of callable agency bonds to be called to increase. The structure of the portfolio at the end of 1998 created reinvestment risk, as approximately 70 percent of the portfolio was likely to be reinvested at lower interest rates during 1999 and 2000. The current composition of the portfolio reduces this risk.

Investment securities held-to-maturity are reported at amortized cost. As of September 30, 1999 and December 31, 1998, QNB had securities classified as held-to-maturity with an amortized cost of $50,132,000 and $50,065,000 and a market value of $48,999,000 and $50,473,000, respectively. The held-to-maturity portfolio had a weighted average maturity of approximately 5 years, 2 months and 3 years, 10 months at September 30, 1999 and December 31, 1998, respectively. The increase in the average maturity is a result of the increase in the percentage of the portfolio in 10 year tax-exempt municipal securities and the increase in the average life of the mortgage-backed portfolio caused by the increase in interest rates.

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

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale were $119,381,000 and $93,860,000 at September 30, 1999 and December 31, 1998. These sources were adequate to meet seasonal deposit withdrawals during the first nine months of 1999 and should be adequate to meet normal fluctuations in loan demand and or deposit withdrawals. Approximately $44,482,000 and $44,715,000 of available-for-sale securities at September 30, 1999 and December 31, 1998 were pledged as collateral for repurchase agreements, public deposits and other deposits as provided by law. Additional sources of liquidity


                                    Form 10-Q
                                     Page 16

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY (Continued)

are provided by the Bank's membership in the Federal Home Loan Bank and a $5,000,000 unsecured Federal funds line granted by the Bank's correspondent. These lines were used during the third quarter of 1999 to offset some deposit withdrawals. Average outstanding Federal funds purchased were $885,000 during the quarter. There were no Federal funds purchased as of September 30, 1999.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. QNB's cash and cash equivalents decreased $1,788,000 to $12,232,000 at September 30, 1999. This compares to a $1,063,000 decrease during the first nine months of 1998. After adjusting net income for non-cash transactions, operating activities provided $8,195,000 in cash flow in the first nine months of 1999, compared to $6,559,000 in the same period of 1998. An increase in residential mortgage loan activity and an increase in the proceeds from the sale of student loans accounted for most of the difference between the periods.

Net cash used by investing activities was $37,400,000 during the first nine months of 1999. The purchase of investment securities exceeded the maturity, call and sale of securities by $40,320,000 during the first half of 1999. The $25,000,000 wholesale funding transaction provided most of the additional cash for the purchases. An increase in loans of $1,904,000 was also a use of cash during 1999. A decrease in Federal funds sold and proceeds from the sale of other real estate owned provided $4,869,000 and $364,000 of cash during the first nine months of 1999. Net cash used by investing activities was $12,313,000 during the first nine months of 1998. The purchase of investment securities in excess of proceeds from maturities, calls or sales of $5,253,000 and the net increase in loans of $4,573,000 were the primary activities that used cash. The purchase of $2,557,000 of life insurance was also a use of cash. Proceeds from the sale of other real estate owned provided $973,000 of cash.

Net cash provided by financing activities was $27,417,000 during the first nine months of 1999 and $4,691,000 during the first nine months of 1998. Federal Home Loan Bank advances provided $25,000,000 in funding during the second quarter of 1999. Another source of funds in 1999 was time deposits, which increased $10,488,000 since December 31, 1999. Time deposits over $100,000 accounted for $7,956,000 of the total increase. These deposits tend to be short-term in nature and pay a higher rate of interest. During the first nine months of 1999 non-interest bearing demand deposits and short-term borrowings, primarily cash management accounts, decreased by $3,525,000 and $2,807,000, respectively. The increase in net cash provided by financing activities during the nine months of 1998 was primarily the result of an increase in interest-bearing deposits, primarily time deposits, which increased $10,326,000. Money market and interest-bearing demand accounts decreased over the same period by $2,127,000. A reduction in non-interest bearing deposits of $3,368,000 was a use of cash during the period. The reduction in non-interest bearing deposits is a function of the timing of deposits and withdrawals of several large deposit customers.

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB's shareholders' equity at September 30, 1999 was $27,667,000 or 7.85 percent of total assets compared to shareholders' equity of $28,338,000 or 8.73 percent at December 31, 1998. Shareholders' equity at September 30, 1999 includes a negative adjustment of $1,917,000 related to unrealized holding losses, net of taxes, on investment securities available-for-sale, while shareholders' equity at December 31, 1998 includes a positive adjustment of $916,000. Without these adjustments shareholders' equity to total assets would have been 8.39 percent and 8.45 percent at September 30, 1999 and


                                    Form 10-Q
                                     Page 17

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

CAPITAL ADEQUACY (Continued)

December 31, 1998. The slight decline in the ratio is a result of the growth in total assets, primarily achieved through the use of a $25,000,000 wholesale funding transaction during the second quarter of 1999.

Shareholders' equity averaged $28,578,000 for the first nine months of 1999 and $26,323,000 during all of 1998, an increase of 8.6 percent. The ratio of average total equity to average total assets declined to 8.37 percent for 1999, compared to 8.48 percent for 1998. The decline in the ratio is a result of the growth in assets exceeding the retention of capital, primarily as a result of the advance from the FHLB.

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

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based and 4.00 percent for leverage. Under the requirements, QNB has a Tier I capital ratio of 14.98 percent and 14.02 percent, a total risk-based ratio of 16.24 percent and 15.28 percent and a leverage ratio of 8.15 percent and 8.58 percent at September 30, 1999 and December 31, 1998, respectively. As discussed previously, the decline in the leverage ratio is related to the significant growth in total assets resulting primarily from the wholesale funding transaction.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At September 30, 1999 and December 31, 1998 QNB met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively, and a Tier I leverage ratio of 5.00 percent.

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

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At September 30, 1999, interest-earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $81,093,000. Interest-sensitive liabilities scheduled to mature or reprice within one year were $128,772,000. The one year cumulative gap, which reflects QNB's interest sensitivity over a period of time, was a negative $47,679,000 at September 30, 1999 and a negative $1,156,000 at December 31, 1998. The cumulative one-year gap equals 14.34 percent and .39 percent of total earning assets at these respective dates. The increase in the negative gap position is primarily the result of a few factors. Rising interest rates as well as the purchase of some intermediate term and long term callable agency and mortgage-backed securities has extended the average life and cash flow of the investment portfolio. The seasonal reduction in prime rate based commercial lines of credit as of September 30, 1999 and the conversion of some commercial loans from variable to fixed rate instruments has also contributed to the negative gap position. On the liability side, the time deposit portfolio lengthened with $86,092,000 in time deposits either maturing or re-pricing within the next twelve months. This compares to $97,403,000 as of June 30, 1999. In response to the negative gap position QNB has been promoting a higher rate 36-month time deposit. This promotion was started in September and as of the end of the month almost $10,000,000 had been written. This negative or liability sensitive gap will generally benefit QNB in a falling interest rate environment, while rising interest rates could negatively impact QNB. It is the intention of management to reduce the negative gap position by continuing to promote higher rate, longer-term time deposits and on the asset side invest in variable rate or shorter-term investment securities.

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

Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies. Based on management's estimate of balance sheet growth and composition and interest rates for the next year, net interest income for the next twelve months is expected to increase slightly compared to the prior twelve months. The projected increase in net interest income is primarily the result of forecasted growth in total earning assets. These factors will be partially offset by an anticipated decrease in the net interest margin.

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

The nature of QNB's current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At September 30, 1999, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.


Change in Interest Rates          Net Interest Income     Dollar Change      Percent Change
------------------------          -------------------     -------------      --------------
+300 Basis Points.................      $10,952             $(1,956)            (15.15)%
+200 Basis Points.................       11,610              (1,298)            (10.06)
+100 Basis Points.................       12,262                (646)             (5.00)
FLAT RATE ........................       12,908                  --                 --
-100 Basis Points.................       13,462                 554               4.29
-200 Basis Points.................       13,728                 820               6.36
-300 Basis Points.................       13,670                 762               5.90

IMPACT OF YEAR 2000

During the third quarter of 1999, QNB continued to address all issues surrounding the Year 2000. The Year 2000 challenge faces all users of automated systems, including information systems. Many computer systems process data using only two digits to represent the year of a transaction, rather than storing the full four-digit year. If renovations are not done to these systems, they may not operate properly when the last two digits become "00," as will occur on January 1, 2000. The problem could affect a wide variety of automated systems, including mainframe systems, personal computers, application processing systems, resource allocation systems, communications systems, environmental systems, and other information systems.

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

a team of employees, including Executive Management. The focus of this team was development and sharing of information to insure that our employees, systems providers, and customers were aware of the Bank's Year 2000 strategies. This team provides updates to the Bank's Board of Directors on a monthly basis. While the initial Awareness effort was completed in 1997, the Bank continues to promote awareness by maintaining close contact with systems providers, key customers, vendors, and other stakeholders.

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

The Renovation phase includes code enhancement, vendor validation, and hardware and software upgrades as needed. Largely, the systems used by QNB are purchased from outside vendors. The vendors are responsible for maintenance and upgrades to the systems as part of systems maintenance agreements; these upgrades include the modifications necessary to enable uninterrupted usage after December 31, 1999. In a few instances, vendors did not provide the Bank with assurance that their systems would be Y2K-ready or available for the testing we required in a timely manner; in those cases, the Bank elected to replace those systems with others that were already Y2K certified. At the end of the third quarter 1999, internal systems upgrades were 100 percent completed. Mission Critical systems upgrades, including utility companies, were also 100 percent complete. Overall renovations, including external vendor upgrades, were also 100 percent complete.

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

Validation involves not only extensive in-house testing, but also interpretation and evaluation of vendor proxy tests and/or vendor certifications. Where appropriate, validation expands to testing systems that must integrate with other systems to effectively process. The Y2K team, including Senior Management in each division of the Bank, reviews the various components of each validation to measure its reliability and completeness. Only after passing this review is a product deemed 'compliant' with QNB's definition of Y2K-ready. Mission critical systems are given the greatest scrutiny in this validation process. The validation phase was 99 percent complete at the end of the third quarter of 1999. Internal integration of all mission critical applications was 100 percent complete by the end of the third quarter.

As of the end of the third quarter 1999, there were no systems that are not expected to be Y2K ready on December 31, 1999. However, contingency plans for mission critical applications have been developed. During the third quarter, significant effort was placed on continuing to validate our existing business resumption plans with specific attention to any possible unexpected situations that may arise in the millennium change.


                                    Form 10-Q
                                     Page 21

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

Through QNB's Year 2000 team efforts, three areas of Year 2000 exposure have been identified: 1) customer uncertainty; 2) utility and communications companies; and 3) indirect debit and ATM gateways. QNB has specifically addressed these areas through its business resumption contingency plans. In the final months, our efforts will be directed toward validation and installation of additional back-up systems as a part of the business resumption contingency plan that was completed during the second quarter of 1999.

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


                                    Form 10-Q
                                     Page 22

                            QNB CORP. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                               SEPTEMBER 30, 1999


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

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

The following Exhibits are included in this Report:

Exhibit 3.1 Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3.1 of Registrants Form 10-Q filed with the Commission on August 13,1998).

Exhibit 3.2 Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3.1 of Registrants Form 10-Q filed with the Commission on August 13,1998).

Exhibit 10.1 Employment Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.1 of Registrants Form 10-K filed with the Commission on March 31,1999).

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


                                    Form 10-Q
                                     Page 23

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


                                    Form 10-Q
                                     Page 24

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            QNB Corp.




Date: November 12, 1999                     By: /s/ Thomas J. Bisko
                                                -------------------------------
                                                Thomas J. Bisko
                                                President/CEO


Date: November 12, 1999                     By: /s/ Robert C. Werner
                                                -------------------------------
                                                Robert C. Werner
                                                Vice President


Date: November 12, 1999                     By: /s/ Bret H. Krevolin
                                                -------------------------------
                                                Bret H. Krevolin
                                                Chief Accounting Officer


                                    Form 10-Q
                                     Page 25