Form 10-K
period 1999-12-31
QNB CORP
filed 2000-03-30
CIK 750558

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              --------------------

                                    Form 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1999
                                 -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to
                                      ---------------    ----------------

       Commission file number 0-17706
                              -------

                                    QNB CORP.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                     23-2318082
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 10 North Third Street, Quakertown, PA                                18951-9005
---------------------------------------                               ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (215) 538-5600
                                                   ----------------
Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class               Name of each exchange on which registered
-------------------               -----------------------------------------

-------------------           --------------------------------------------------

-------------------           --------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1.25 par value
                          -----------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X     NO
                                              ---
                            [Cover page 1 of 2 pages]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     As of March 20, 2000, 1,439,273 shares of Common Stock of the registrant were outstanding and the aggregate market value of the Common Stock of the registrant, held by nonaffiliates was approximately $30,703,852.


                       DOCUMENTS INCORPORATED BY REFERENCE


Annual Report to Stockholders for 1999   -     Part I, Item 3
                                               Part II, Items 6, 7 and 8

Proxy Statement dated April 14, 2000     -     Part III, Items 10, 11, 12 and 13

                                 FORM 10-K INDEX

                                                                                              PAGE
                                                                                              ----
PART I

Item 1       Business........................................................................... 4

Item 2       Properties.........................................................................11

Item 3       Legal Proceedings..................................................................12

Item 4       Submission of Matters to a Vote of Security Holders................................12


PART II

Item 5       Market for Registrant's Common Stock and Related Stockholder Matters...............12

Item 6       Selected Financial Data............................................................13

Item 7       Management's Discussion and Analysis of Financial Condition
                   and Results of Operation.....................................................13

Item 7A      Quantitative and Qualitative Disclosures about Market Risk.........................13

Item 8       Financial Statements and Supplementary Data........................................13

Item 9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................................13


PART III

Item 10      Directors and Executive Officers of the Registrant.................................13

Item 11      Executive Compensation.............................................................14

Item 12      Security Ownership of Certain Beneficial Owners and Management.....................14

Item 13      Certain Relationships and Related Transactions.....................................14


PART IV

Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K....................14

                                     PART I

ITEM 1.  BUSINESS

QNB CORP.

     QNB Corp. was incorporated under the laws of the Commonwealth of Pennsylvania on June 4, 1984. QNB Corp. is registered with the Federal Reserve Board as a bank holding company under Bank Holding Company Act of 1956 and conducts its business through its wholly-owned subsidiary, The Quakertown National Bank. The principal business of QNB Corp., through The Quakertown National Bank, is commercial banking and consists of, among other things, attracting deposits from the general public and using these funds in making commercial loans, residential mortgage loans, consumer loans, and purchasing investment securities.

     QNB Corp. was organized for the purpose of becoming the holding company of The Quakertown National Bank. Pursuant to a Plan of Reorganization approved by The Quakertown National Bank's stockholders, QNB Corp.'s application to the Federal Reserve Board of Governors requesting approval to become a bank holding company was approved on September 11, 1984. In accordance with the terms of the Plan of Reorganization, each share of The Quakertown National Bank's common stock previously outstanding was automatically converted into one share of QNB's common stock and The Quakertown National Bank became a wholly owned subsidiary of QNB Corp. QNB Corp's primary asset is its investment in The Quakertown National Bank. QNB Corp's primary assets also include an investment portfolio consisting of stock in various financial institutions. The investment portfolio accounts for less than 1.00% of QNB Corp.'s total consolidated assets.

THE QUAKERTOWN NATIONAL BANK

     The Quakertown National Bank is a national banking association organized in 1877. The Quakertown National Bank is chartered under the National Banking Act to engage in the various activities of a commercial bank and is subject to federal and state laws applicable to commercial banks.

     The Quakertown National Bank is a full-service commercial bank that provides most major financial services. The Quakertown National Bank's principal office is located in Bucks County, Pennsylvania. The Quakertown National Bank also operates five other full-service branches, an operations facility and an administrative office. For more information relating to The Quakertown National Bank's properties, see Item 2. Properties. The Quakertown National Bank had 121 full-time employees and 33 part-time employees, at March 16, 2000. There are employees of The Quakertown National Bank who are also employees of QNB Corp.

     As of December 31, 1999 QNB Corp., on a consolidated basis, had total assets of $350,489,000, total deposits of $286,166,000, and total shareholders' equity of $27,462,000.

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

See also, page 8 of QNB Corp.'s 1999 annual report to shareholders, "Management's Discussion and Analysis-Consolidated Financial Review" incorporated here by reference, which page is included as Exhibit 13.1

MARKET AREA

     The Quakertown National Bank's primary market area is Quakertown, Pennsylvania and its surrounding communities and includes parts of Upper Bucks County, Southern Lehigh County, and Northern Montgomery County. The Quakertown National Bank is not dependent upon a single customer, or a few customers, the loss of which would have a material adverse effect on The Quakertown National Bank.

LENDING ACTIVITIES

     General. The Quakertown National Bank offers a variety of loan products to its customers; including residential real estate mortgages, commercial, construction, home equity, business, consumer, and student loans. The Quakertown National Bank's loan portfolio totaled $173,764,000 and $176,443,000 at December 31, 1999 and 1998, respectively. The portfolio represented approximately 49.6% and 54.3% of The Quakertown National Bank's total assets at December 31, 1999 and 1998, respectively.

     Residential Mortgage Loans. The Quakertown National Bank offers primarily 1 and 3 year adjustable rate mortgages, 7 year balloon mortgages, and 15, 20 and 30 year fixed rate loans. The Quakertown National Bank has generally sold, without recourse, its mortgage loans in the secondary mortgage market. During 1999 and 1998 substantially all originations of loans to individuals for residential mortgages with maturities of 20 years or greater were sold in the secondary market.

     The Quakertown National Bank originates mortgage loans up to a 95% maximum loan-to-value ratio provided the amount above 80% is covered by private mortgage insurance. The borrower pays for private mortgage insurance.

     All mortgages sold in the secondary market conform to the loan-to-value ratios and underwriting standards dictated by the secondary market. The Quakertown National Bank sells a majority of the mortgages to the Federal Home Loan Mortgage Corporation. The Quakertown National Bank retains servicing rights.

     The Quakertown National Bank also offers home equity loans and lines of credit which are included in real estate residential loans. Real estate residential loans in the aggregate amount of $68,945,000 and $71,052,000 represented 39.6% and 40.2% of gross loans at December 31, 1999 and 1998.

     Commercial Loans. The Quakertown National Bank offers commercial loans, including lines of credit or commitment, term loans, commercial mortgages, letters of credit, and tax-free loans.

     The Quakertown National Bank's commercial and industrial loan portfolio totaled $32,003,000 and $35,003,000 at December 31, 1999 and 1998, respectively. Commercial and industrial loans represented approximately 18.4% and 19.8% of The Quakertown National Bank's total gross loans at December 31, 1999 and 1998 respectively. Although a certain amount of these loans are considered unsecured, the majority are secured by non-real estate collateral, such as equipment, vehicles, accounts receivable and inventory.

     Commercial real estate loans in the aggregate amount of $64,853,000 and $60,708,000 represented 37.3% and 34.3% of The Quakertown National Bank's gross loan portfolio at December 31, 1999 and 1998, respectively, while construction loans, including commercial and residential, totaled $258,000 and $782,000 for the same periods. Commercial real estate loans include all loans collateralized at least in part by commercial real estate, but may not be for the expressed purpose of conducting commercial real estate transactions.

     Construction, commercial and industrial, and commercial real estate lending generally entails significant additional risk as compared with residential mortgage lending. These loans typically involve larger loan balances to single borrowers or groups of related borrowers.

     Consumer Loans. The Quakertown National Bank's consumer loan portfolio totaled $6,005,000 and $5,864,000 at December 31, 1999 and 1998, respectively. Consumer loans represented 3.5% and 3.3% of The Quakertown National Bank's total gross loans at December 31, 1999 and 1998, respectively. Consumer loans include automobile loans, student loans and other consumer type credit not secured by real estate.

INVESTMENT ACTIVITIES

     At December 31, 1999 and 1998, QNB Corp.'s investment portfolio, on a consolidated basis, aggregated $145,911,000 and $120,153,000. The portfolios consisted primarily of United States government and federal agency obligations, mortgage-backed securities, and state and municipal securities. Subject to applicable limits The Quakertown National Bank is also permitted to invest in corporate bonds and QNB Corp. is permitted to invest in equity securities. The Quakertown National Bank accounts for its investments based on Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Quakertown National Bank records investment securities available-for-sale at market value with the unrealized holding gain or loss, net of taxes, included in shareholders' equity. The Quakertown National Bank records investment securities held-to-maturity at amortized cost. At December 31, 1999 and 1998, the balance of the available-for-sale portfolio was $97,609,000 and $70,088,000 and the balance of the held-to-maturity portfolio was $48,302,000 and $50,065,000, respectively.

     The Quakertown National Bank views its investment portfolio as a secondary source of liquidity and stable earnings. The Chief Operating Officer, the Chief Financial Officer, or either of then, together with one other member of the asset/liability committee, make decisions concerning the selection of investments for The Quakertown National Bank's portfolio. The Quakertown National Bank's investment policy, as approved by the Board of Directors, dictates the maturity and types of investments for The Quakertown National Bank. The Quakertown National Bank's strategy has been to invest in:

     o Short and medium term United States government and federal agency obligations and callable bonds;
     o   Longer term mortgage-backed securities; and
     o   State and municipal securities.

     The available-for-sale and held-to-maturity investment portfolios had weighted average maturities of 7 years 4 months, and 6 years, respectively, at December 31, 1999.

SOURCES OF FUNDS

     Deposits. The Quakertown National Bank offers a variety of deposit products, including:

     o   Checking accounts;
     o   Passbook and statement savings;
     o   Money market accounts;
     o   Interest-bearing demand accounts;
     o   Certificates of deposit; and
     o  Jumbo certificates of deposit.

The Federal Deposit Insurance Corporation insures deposits of The Quakertown National Bank up to $100,000.

     Borrowings. The Quakertown National Bank is a member of the Federal Home Loan Bank of Pittsburgh. As a member, The Quakertown National Bank may obtain advances from the Federal Home Loan Bank secured by otherwise unencumbered qualifying assets including 1-4 family residential mortgage loans and United States government agency notes, bonds and mortgage-backed securities. The Quakertown National Bank pledges its Federal Home Loan Bank stock to secure these advances. Advances are made under several different credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to expand lending and investment activities. At December 31, 1999, The Quakertown National Bank had $25,000,000 in outstanding advances. In addition, The Quakertown National Bank has a $5,000,000 unsecured federal funds line granted by its correspondent bank.

COMPETITION

     The Quakertown National Bank competes actively with other commercial banks in its market area. Competition exists for:

     o   New deposits;
     o   Type and scope of services offered;
     o   Interest rates on interest-bearing deposits and loans; and
     o   Other aspects of banking, such as convenience and fee schedules.

In addition, The Quakertown National Bank, like other commercial banks, encounters competition from other non-bank financial institutions including:

     o   Savings banks;
     o   Savings and loans;
     o   Insurance companies;
     o   Credit unions;
     o   Finance companies;
     o   Mutual funds; and
     o   Government agencies.

In addition, large regional and national banks located in Philadelphia and Allentown are active in servicing companies based in The Quakertown National Bank's market area.

     For additional information with respect to QNB Corp.'s business activities, see Part II, Item 7 of this Form 10-K.

SUPERVISION AND REGULATION

     QNB Corp. and its subsidiary, The Quakertown National Bank, operate in a heavily regulated environment. The general cost of compliance with numerous federal and state laws and regulations currently has, and in the future may have, a negative impact on the results of operations of QNB Corp. and The Quakertown National Bank.

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

     Gramm-Leach-Bliley. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, which is also known as the Financial Services Modernization Act. The act repeals some Depression-era banking laws and will permit banks, insurance companies and securities firms to engage in each others' business after complying with certain conditions and regulations which are yet to be finalized. The act grants to community banks the power to enter new financial markets as a matter of right that larger institutions have managed to do on an ad hoc basis. At this time, our company has no plans to pursue these additional possibilities.

     Our company does not believe that the Financial Services Modernization Act will have an immediate positive or negative material effect on our operations. However, the act may have the result of increasing the amount of competition that our company faces from larger financial service companies, many of whom have substantially more financial resources than our company, which may now offer banking services in addition to insurance and brokerage services.

     Pending Legislation. Management cannot anticipate what changes Congress may enact, or, if enacted, their impact on QNB Corp.'s financial position and reported results of operation. As a consequence of the extensive regulation of commercial banking activities in the United States, QNB Corp.'s and The Quakertown National Bank's business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the costs of doing business. See also, page 27 of QNB Corp.'s 1999 annual report, incorporated here by reference which page is included at Exhibit 13.1.

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

     Risk Based Capital. The Federal Reserve Board, the FDIC and the Comptroller of the Currency have issued certain risk-based capital guidelines, which supplement existing capital requirements. See pages 24 and 25 of QNB Corp.'s 1999 annual report for information concerning QNB Corp.'s capital ratios, incorporated here by reference, which pages are included at Exhibit 13.1.

Holding Company Regulation

     As a registered holding company under the Bank Holding Company Act, QNB Corp. is regulated by the Federal Reserve Board. QNB Corp. is also subject to the provisions of section 115 of the Pennsylvania Banking Code of 1965.

     As a bank holding company, QNB Corp. is required to file with the Federal Reserve Board an annual report and such additional information regarding the holding company and its subsidiary bank as required under the Bank Holding Company Act.

     The Bank Holding Company Act prohibits QNB Corp. from acquiring:

     o direct or indirect control of more than 5% of the voting stock of any bank; or
     o   substantially all of the assets of any bank; or
     o   merging with another bank holding company;

Without the prior approval of the Federal Reserve. The Pennsylvania Department of Banking also must approve any similar consolidation. Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

     The Bank Holding Company Act restricts QNB Corp. from engaging in activities to those that the Federal Reserve has found:

     o   to be closely related to banking; and
     o which are expected to produce benefits for the public that will outweigh any potential adverse effects.

To this end, the Bank Holding Company Act prohibits QNB Corp. from:

     o   engaging in most non-banking businesses; or
     o acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business; unless
     o the Federal Reserve has determined that the non-banking business is closely related to banking.

     Under the Bank Holding Company Act, the Federal Reserve may require a bank holding company to end a non-banking business if it constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

Bank Regulation

     The Quakertown National Bank operates as a national bank subject to regulation and examination by the Office of the Comptroller of the Currency.

     The Office of the Comptroller of the Currency regulates all areas of a national bank's commercial banking operations including loans, mergers, establishment of branches and other aspects of operations. The Office of the Comptroller of the Currency also regulates the level of dividends which can be declared. For more information see QNB Corp.'s 1999 annual report which is incorporated here by reference.

     The Quakertown National Bank is also regulated by the Federal Reserve System and the Federal Deposit Insurance Corporation. The major function of the Federal Deposit Insurance Corporation with respect to insured member banks is to pay depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors.

     Federal Deposit Insurance Corporation insured banks are subject to certain Federal Deposit Insurance Corporation requirements designed to maintain the safety and soundness of individual banks and the banking system. In addition, the Federal Deposit Insurance Corporation along with the Comptroller of the Currency and the Federal Reserve Board has adopted regulations which define and set the minimum requirements for capital adequacy based on risk. See pages 24 and 25 of QNB Corp's 1999 annual report, "Management's Discussion and Analysis-Capital Adequacy," incorporated by reference herein, which pages are included at Exhibit 13.1. The Federal Reserve Board, the Federal Deposit Insurance Corporation and Federal and State law extensively regulate other various aspects of the banking business, including, but not limited to, permissible types and amounts of loans, investments and other activities, branching, interest rates on loans and the safety and soundness of banking practices.

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

Federal Reserve Board Requirements

     Regulation D of the Federal Reserve Board imposes reserve requirements on all depository institutions, including The Quakertown National Bank, that maintain transaction accounts or non-personal time and savings accounts. These reserves may be in the form of cash or non-interest bearing deposits with the Philadelphia Federal Reserve Bank. Under current Regulation D, The Quakertown National Bank must establish reserves equal to 3.0% of the first $39.3 million of net transaction accounts and 10.0% of the remainder. The reserve requirement on non-personal savings and time deposits is 0.0%. Demand balances due from depository institutions in the United States are used as a deduction against the reserve. At December 31, 1999, The Quakertown National Bank met applicable Federal Reserve Board reserve requirements.

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

     The following table details The Quakertown National Bank's properties:

Location

Quakertown, Pa.   -    Downtown Office                             Owned
                       10 North Third Street
Quakertown, Pa.   -    Towne Bank Center                           Owned
                       320 West Broad Street
Quakertown, Pa.   -    Computer Center                             Owned
                  -    121 West Broad Street
Quakertown, Pa.   -    Country Square Office                       Leased
                       240 South West End Boulevard
Dublin, Pa.       -    Dublin Branch                               Leased
                       161 North Main Street
Pennsburg, Pa.    -    Pennsburg Square Branch                     Leased
                       410-420 Pottstown Ave
Coopersburg, Pa.  -    Coopersburg Branch                          Owned
                       51 South Third Street
Perkasie, Pa.     -    Perkasie Branch                             Owned
                       607 Chestnut Street

     In management's opinion, the above properties are in good condition and are adequate for QNB Corp.'s purposes.

ITEM 3.  LEGAL PROCEEDINGS

     Management, after consulting with QNB Corp.'s legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of QNB Corp. There are no proceedings pending other than ordinary routine litigation incident to the business of QNB Corp. and its subsidiary, The Quakertown National Bank. In addition, no material proceedings are known to be contemplated by governmental authorities against QNB Corp. or The Quakertown National Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     QNB Corp. had 694 shareholders of record as of March 20, 2000; however, QNB Corp. believes, based on the number of annual reports and proxy statements requested by nominee holders of QNB Corp.'s Common Stock, that the number of beneficial holders exceeds 950. See Page 44 of the 1999 annual report, "Corporate Information-Stock Information" and page 43 of the 1999 annual report, "Notes to Consolidated Financial Statements-Note 20-Regulatory Restrictions," incorporated here by reference which pages are included in Exhibit 13.1.

ITEM 6.  SELECTED FINANCIAL AND OTHER DATA

     The information required by Item 6 is incorporated by reference to the information appearing under the caption "Selected Financial and Other Data" on page 28 of QNB Corp.'s annual report, incorporated here by reference which page is attached as Exhibit 13.1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by Item 7 is incorporated by reference to the information appearing under the caption "Management's Discussion and Analysis" on pages 7 to 28 of QNB Corp.'s annual report incorporated here by reference which page is attached as Exhibit 13.1.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by Item 7A is incorporated by reference to the information appearing under the caption "Interest Rate Sensitivity" on pages 25 through 27 of QNB Corp.'s annual report which pages are attached as Exhibit 13.1.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item, relating to directors, executive officers, control persons is set forth in the sections captioned "Election of Directors" and "Executive Officers of Registrant" of the QNB Corp's definitive proxy statement to be used in connection with the 2000 annual meeting of shareholders, on pages 8 and 17 which pages are incorporated here by reference.

     Section 16(a) Beneficial Ownership Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires QNB Corp's officers and directors, and persons who own more than 10 percent of a registered class of QNB Corp's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10 percent shareholders are required by Commission regulation to furnish QNB Corp. with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Form 5s were required for those persons. QNB Corp. believes that during the period January 1, 1999 through December 31, 1999, its officers and directors were in compliance with all filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference to the information appearing under the caption "Executive Compensation" in the proxy statement to be used in connection with the 2000 annual meeting of shareholders, on pages 11-15 which pages are incorporated here by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference to the information appearing under the caption "Securities Ownership of Management" in the proxy statement to be used in connection with the 2000 annual meeting of shareholders, on pages 5 through 7, which pages are incorporated here by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference to the information appearing under the caption "Related Transactions" in the proxy statement to be used in connection with the 2000 Annual Meeting of Shareholders, on page 17, which page is incorporated here by reference.


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

         3. The following exhibits are incorporated by reference herein or annexed to this Form 10-K:

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

          10.2- Salary Continuation Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.2 of Registrants Form 10-K filed with the Commission on March 31, 1999).

          10.3- QNB Corp. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Registration Statement
                  No. 333-91201 on Form S-8, filed with the Commission on November 18, 1999.)

          10.4- QNB Corp. 1988 Stock Incentive Plan. (Incorporated by reference to Exhibit 4A to Registration Statement
                  No. 333-16627 on Form S-8, filed with the Commission on November 22, 1996.)

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

          11.1- Statement re: Computation of Earnings per Share. (Incorporated by Reference to page 35 of QNB Corp.'s 1999 Annual Report, "Notes to Consolidated Financial Statements-Note 2-Earnings Per Share," which is included herein at Exhibit 13.1.)

          12.1- Statement re: Computation of Ratios. (Incorporated by Reference to page 1 of QNB Corp.'s 1999 Annual Report, which is included herein as Exhibit 13.1.)

          13.1-   Excerpts from the 1999 Annual Report to Shareholders.

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

                                        QNB Corp.
         March 30, 2000
                                        BY: /s/ Thomas J. Bisko
                                            ------------------------------------
                                            Thomas J. Bisko
                                            President and
                                            Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas J. Bisko                          President, Chief Executive          March 30, 2000
-------------------------------------        Officer and Director
    Thomas J. Bisko

/s/ Robert C. Werner                         Vice President                      March 30, 2000
-------------------------------------
     Robert C. Werner

/s/ Bret H. Krevolin                         Chief Accounting Officer            March 30, 2000
-------------------------------------
    Bret H. Krevolin

/s/ Norman L. Baringer                       Director                            March 30, 2000
-------------------------------------
    Norman L. Baringer

/s/ Kenneth F. Brown Jr.                     Director                            March 30, 2000
-------------------------------------
    Kenneth F. Brown  Jr.

/s/ Dennis Helf                              Director                            March 30, 2000
-------------------------------------
    Dennis Helf



/s/ Gary S. Parzych                          Director                            March 30, 2000
-------------------------------------
    Gary S. Parzych

/s/ Donald T. Knauss                         Director                            March 30, 2000
-------------------------------------
    Donald T. Knauss

/s/ Charles M. Meredith, III                 Director                            March 30, 2000
-------------------------------------
    Charles M. Meredith, III

/s/ Henry L. Rosenberger                     Director                            March 30, 2000
-------------------------------------
    Henry L. Rosenberger

/s/ Edgar L. Stauffer                        Director                            March 30, 2000
-------------------------------------
    Edgar L. Stauffer

                                    QNB CORP.

                                    FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 1999

                                  EXHIBIT INDEX

      Exhibit

        3.1-    Articles of Incorporation of Registrant, as amended

        3.3-    Bylaws of Registrant, as amended

       10.1-    Employment Agreement between the Registrant and Thomas
                J. Bisko

       10.2- Salary Continuation Agreement between the Registrant and Thomas J. Bisko

       10.3-    QNB Corp. 1998 Stock Incentive Plan

       10.4-    QNB Corp. 1988 Stock Incentive Plan

       10.5-    QNB Corp. Employee Stock Purchase Plan

       10.6- The Quakertown National Bank Profit Sharing and Section 401(k) Salary Deferral Plan

       11.1-    Statement re: Computation of Earnings per Share

       12.1-    Statement re: Computation of Ratios

       13.1-    Excerpts from the 1999 Annual Report to Shareholders.

       21.1-    Subsidiaries of the Registrant.

       23.1-    Consent of KPMG LLP, filed herewith.