Form 10-Q
period 2000-03-31
QNB CORP
filed 2000-05-15
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ---------------

                                    FORM 10-Q

(Mark One)
    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

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

     Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes |X|   No
                                             -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                        Outstanding at May 12, 2000
     -----------------------------            ---------------------------
     Common Stock, par value $1.25                     1,437,853

                            QNB CORP. AND SUBSIDIARY

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2000


                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS PAGE

        Consolidated Statements of Income for Three Months Ended
           March 31, 2000 and 1999............................................1

        Consolidated Balance Sheets at March 31, 2000
           and December 31, 1999..............................................2

        Consolidated Statements of Cash Flows for Three Months Ended
           March 31, 2000 and 1999............................................3

        Notes to Consolidated Financial Statements............................4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION.................................6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ...........17


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ...................................................18

ITEM 2. CHANGES IN SECURITIES ...............................................18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES .....................................18

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS...............18

ITEM 5. OTHER INFORMATION ...................................................18

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ....................................18

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

                                                                   (in thousands, except share data)
                                                                              (unaudited)
     Three Months Ended March 31,                                        2000              1999
                                                                        ------            ------
Interest Income
Interest and fees on loans .................................            $3,461            $3,595
Interest and dividends on investment securities:
    Taxable ................................................             2,108             1,679
    Tax-exempt .............................................               319               192
Interest on Federal funds sold .............................                16                47
Interest on interest-bearing balances ......................                 3              --
                                                                        ------            ------
         Total interest income .............................             5,907             5,513
                                                                        ------            ------
Interest Expense
Interest on deposits
    Interest-bearing demand accounts .......................               144                93
    Money market accounts ..................................               214               191
    Savings ................................................               171               169
    Time ...................................................             1,531             1,437
    Time over $100,000 .....................................               266               293
Interest on short-term borrowings ..........................                90                96
Interest on Federal Home Loan Bank advances ................               325              --
                                                                        ------            ------
         Total interest expense ............................             2,741             2,279
                                                                        ------            ------
         Net interest income ...............................             3,166             3,234
Provision for loan losses ..................................              --                  60
                                                                        ------            ------
         Net interest income after provision for loan losses             3,166             3,174
                                                                        ------            ------
Non-Interest Income
Fees for services to customers .............................               298               266
Mortgage servicing fees ....................................                29                34
Net gain on investment securities available-for-sale .......                66                86
Net gain on sale of loans ..................................                 4               105
Other operating income .....................................               220               182
                                                                        ------            ------
         Total non-interest income .........................               617               673
                                                                        ------            ------
Non-Interest Expense
Salaries and employee benefits .............................             1,420             1,438
Net occupancy expense ......................................               165               162
Furniture and equipment expense ............................               223               206
Marketing expense ..........................................                69                91
Other expense ..............................................               495               520
                                                                        ------            ------
         Total non-interest expense ........................             2,372             2,417
                                                                        ------            ------
    Income before income taxes .............................             1,411             1,430
Provision for income taxes .................................               316               386
                                                                        ------            ------
    Net Income .............................................            $1,095            $1,044
                                                                        ======            ======
    Net Income Per Share - Basic ...........................            $  .76            $  .73
                                                                        ======            ======
    Net Income Per Share - Diluted .........................            $  .76            $  .72
                                                                        ======            ======
    Cash Dividends Per Share ...............................            $  .24            $  .21
                                                                        ======            ======


                   The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED BALANCE SHEETS

                                                                                          (in thousands)
                                                                                            (unaudited)
                                                                                  March 31,            December 31,
                                                                                    2000                   1999
                                                                                  ---------             ---------
Assets
Cash and due from banks ..............................................            $  12,358             $  19,352
Investment securities
    available-for-sale ...............................................              106,053                97,609
    held-to-maturity (market value $46,021 and $46,572) ..............               47,673                48,302
Total loans, net of unearned income of $235 and $235 .................              177,006               173,764
Allowance for loan losses ............................................               (3,167)               (3,196)
                                                                                  ---------             ---------
         Net loans ...................................................              173,839               170,568
Premises and equipment, net ..........................................                4,928                 4,840
Other real estate owned ..............................................                  348                   348
Accrued interest receivable ..........................................                2,178                 2,045
Other assets .........................................................                7,886                 7,425
                                                                                  ---------             ---------
Total assets .........................................................            $ 355,263             $ 350,489
                                                                                  =========             =========

Liabilities
Deposits
    Demand, non-interest-bearing .....................................            $  35,573             $  35,510
    Interest-bearing demand accounts .................................               48,728                47,448
    Money market accounts ............................................               31,019                30,002
    Savings ..........................................................               37,258                35,660
    Time .............................................................              116,041               117,160
    Time over $100,000 ...............................................               18,065                20,386
                                                                                  ---------             ---------
         Total deposits ..............................................              286,684               286,166
Short-term borrowings ................................................               12,518                 8,925
Federal Home Loan Bank advances ......................................               25,000                25,000
Accrued interest payable .............................................                1,458                 1,420
Other liabilities ....................................................                1,653                 1,516
                                                                                  ---------             ---------
Total liabilities ....................................................              327,313               323,027
                                                                                  ---------             ---------

Commitments and contingencies

Shareholders' Equity
Common stock, par value $1.25 per share;
    authorized 5,000,000 shares; issued 1,439,273 shares and 1,437,171                1,799                 1,796
Surplus ..............................................................                4,455                 4,458
Retained earnings ....................................................               24,562                23,812
Accumulated other comprehensive loss .................................               (2,866)               (2,604)
                                                                                  ---------             ---------
Total shareholders' equity ...........................................               27,950                27,462
                                                                                  ---------             ---------
Total liabilities and shareholders' equity ...........................            $ 355,263             $ 350,489
                                                                                  =========             =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          (in thousands)
                                                                                                           (unaudited)
                                                                                                    --------------------------
     Three Months Ended March 31,                                                                     2000             1999
                                                                                                    --------          --------
Operating Activities
  Net income ..............................................................................         $  1,095          $  1,044
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses .............................................................             --                  60
    Depreciation and amortization .........................................................              158               143
    Securities gains ......................................................................              (66)              (86)
    Net gain on sale of loans .............................................................               (4)             (105)
    Proceeds from sales of residential mortgages ..........................................              102             7,426
    Originations of residential mortgages held-for-sale ...................................             (134)           (4,632)
    Proceeds from sales of student loans ..................................................              228               143
    Deferred income tax provision .........................................................                3                10
    Change in income taxes payable ........................................................              297               376
    Net increase in interest and dividends receivable .....................................             (133)              (43)
    Net amortization of premiums and discounts ............................................               (3)               (6)
    Net increase in interest payable ......................................................               38               240
    Increase in other assets ..............................................................             (367)             (347)
    (Decrease) increase in other liabilities ..............................................             (122)            1,510
                                                                                                    --------          --------
    Net cash provided by operating activities .............................................            1,092             5,733
                                                                                                    --------          --------
Investing Activities
  Proceeds from maturities and calls of investment securities
    available-for-sale ....................................................................            2,162            12,645
    held-to-maturity ......................................................................            1,314             4,306
  Proceeds from sales of investment securities
    available-for-sale ....................................................................            1,643               183
  Purchase of investment securities
    available-for-sale ....................................................................          (12,576)          (16,596)
    held-to-maturity ......................................................................             (686)           (4,008)
  Net increase in Federal funds sold ......................................................             --              (3,617)
  Net increase in loans ...................................................................           (3,463)           (5,180)
  Net purchases of premises and equipment .................................................             (246)             (112)
                                                                                                    --------          --------
    Net cash used by investing activities .................................................          (11,852)          (12,379)
                                                                                                    --------          --------
Financing Activities
  Net increase in non-interest-bearing deposits ...........................................               63                37
  Net increase in interest-bearing deposits ...............................................              455             6,258
  Net increase (decrease) in short-term borrowings ........................................            3,593            (1,607)
  Cash dividends paid .....................................................................             (345)             (301)
  Proceeds from issuance of common stock ..................................................             --                   3
                                                                                                    --------          --------
    Net cash provided by financing activities .............................................            3,766             4,390
                                                                                                    --------          --------
    Decrease in cash and cash equivalents .................................................           (6,994)           (2,256)
    Cash and cash equivalents at beginning of year ........................................           19,352            14,020
                                                                                                    --------          --------
    Cash and cash equivalents at end of period ............................................         $ 12,358          $ 11,764
                                                                                                    ========          ========
Supplemental Cash Flow Disclosures
  Interest paid ...........................................................................         $  2,703          $  2,039
  Income taxes paid .......................................................................             --                --
  Non-Cash Transactions
    Change in net unrealized holding gains (losses), net of taxes, on investment securities             (262)             (614)

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 March 31, 2000 AND 1999, AND DECEMBER 31, 1999
                                   (Unaudited)

1. REPORTING AND ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of QNB Corp. and its wholly owned subsidiary, The Quakertown National Bank, (QNB). All significant intercompany accounts and transactions are eliminated in the consolidated statements.

The consolidated balance sheet as of March 31, 2000, as well as the respective statements of income and cash flows for the three month period ended March 31, 2000 and 1999, are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in QNB's 1999 Annual Report incorporated in the Form 10-K.

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

2. PER SHARE DATA

The following sets forth the computation of basic and diluted earnings per share (share and per share data are not in thousands):

                                                         For the Three Months
                                                            Ended March 31,
                                                      -------------------------
                                                         2000            1999
                                                      ---------       ---------
Numerator for basic and diluted earnings                 $1,095          $1,044
   per share-net income

Denominator for basic earnings per share-             1,439,227       1,434,459
   weighted average shares outstanding

Effect of dilutive securities-
   employee stock options                                    --           9,689

Denominator for diluted earnings per                  1,439,227       1,444,148
   share-adjusted weighted average
   shares outstanding

Earnings per share-basic                                 $  .76          $  .73
Earnings per share-diluted                               $  .76          $  .72

There were 45,900 stock options that were anti-dilutive at March 31, 2000.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 2000 AND 1999, AND DECEMBER 31, 1999
                                   (Unaudited)

3. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business entity during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the periods ended March 31, 2000 and 1999 (net of the income tax effect):


                                                                 For the Three Months
                                                                    Ended March 31,
                                                                ----------------------
                                                                  2000           1999
                                                                -------         ------
Unrealized holding losses arising during
   the period on securities held                                $  (218)        $ (557)

Reclassification adjustment equal to
   beginning unrealized for all sold securities                     (44)           (57)

Net change in unrealized during the period                         (262)          (614)

Unrealized holding (losses) gains, beginning of period           (2,604)           916
                                                                -------         ------
Unrealized holding (losses) gains, end of period                $(2,866)        $  302
                                                                =======         ======
Net income                                                      $ 1,095         $1,044

Other comprehensive (loss) income, net of tax:
  Unrealized holding losses arising during the period              (262)          (614)
                                                                -------         ------
Comprehensive Income                                            $   833         $  430
                                                                =======         ======

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

In addition to historical information, this management discussion and analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Corporation files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q filed by the Corporation in 2000, and any Current Reports on Form 8-K filed by the Corporation.

RESULTS OF OPERATIONS

QNB recorded record earnings of $1,095,000 or $.76 per share on a diluted basis for the three month period ended March 31, 2000. This represents a 4.9 percent increase from net income of $1,044,000 or $.72 per share-diluted reported for the first quarter of 1999.

A reduction in non-interest expense and the decision not to increase the allowance for loan losses contributed to the increase in net income. The continued low levels of non-performing assets enabled QNB to eliminate its provision for loan loss during the first quarter of 2000. This expense was $60,000 during the first quarter of 1999.

Net interest income on a tax-equivalent basis was level despite a 10.6 percent increase in average earning assets. Net interest income was negatively impacted by a lower net interest margin which declined from 4.58 percent during the first quarter of 1999 to 4.11 percent for the first quarter of 2000. Excluding the impact of a wholesale funding transaction entered into during the second quarter of 1999, the net interest margin for the first quarter of 2000 would have been
4.33 percent, a decrease of 25 basis points from the first quarter of 1999. Interest rates on deposit accounts and other funding sources has increased to a greater degree than rates on loans and investment securities as market interest rates have increased.

Non-interest income decreased from $673,000 for the first quarter of 1999 to $617,000 for the first three months ended March 31, 2000, a decrease of 8.3 percent. Excluding the gains and losses on the sale of investment securities and loans during both periods, non-interest income increased approximately $65,000 or 13.5 percent. Gains on the sale of loans were $4,000 in the first quarter of 2000 as compared to $105,000 during the same period in 1999. Rising interest rates during late 1999 and early 2000 reduced the amount of mortgage origination and sales activity.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS (Continued)

Return on average assets was 1.25 percent and 1.32 percent while the return on average equity was 14.53 percent and 15.18 percent for the quarters ended March 31, 2000 and 1999, respectively.

NET INTEREST INCOME

Net interest income is the primary source of operating income for QNB. Net interest income is interest income, dividends, and fees on earning assets, less interest expense incurred for funding sources. Earning assets primarily include loans, investment securities and Federal funds sold. Sources used to fund these assets include deposits, borrowed funds and shareholders' equity. Net interest income is affected by changes in interest rates, the volume and mix of earning assets and interest-bearing liabilities, and the amount of earning assets funded by non-interest-bearing deposits.

Net interest income decreased 2.1 percent to $3,166,000 for the quarter ended March 31, 2000 as compared to $3,234,000 for the quarter ended March 31, 1999. However, on a tax-equivalent basis, which allows for the comparison of tax-exempt loans and investments to taxable loans and investments, net interest income increased by .1 percent from $3,384,000 for the three months ended March 31, 1999 to $3,388,000 for the same period ended March 31, 2000. This is a result of an increase in the proportion of tax-exempt earning assets to total earning assets. The yield on earning assets on a tax-equivalent basis was 7.44 percent for the first quarter of 2000 versus 7.67 percent for the first quarter of 1999, while the rate paid on interest-bearing liabilities was 3.87 percent and 3.63 percent for the same periods. Declining yields on earning assets combined with higher rates on funding sources resulted in a decline in the net interest margin. The net interest margin on a tax-equivalent basis declined 47 basis points to 4.11 percent for the three-month period ended March 31, 2000 compared with 4.58 percent for the same period in 1999. A 10.6 percent increase in average earning assets helped offset the negative impact of a falling net interest margin.

Some of the growth in average earning assets was funded through a wholesale funding transaction entered into in April 1999, whereby QNB borrowed $25,000,000 from the Federal Home Loan Bank at an average rate of 5.15 percent. These funds were reinvested in investment securities with an average yield of 6.52 percent for an initial spread of 137 basis points. This transaction has the impact of increasing net interest income, but lowering the net interest margin. Excluding the impact of this transaction, the net interest margin for the first quarter of 2000 would have been 4.33 percent.

The yield on earning assets declined when comparing the two quarters despite generally rising interest rates, as represented by the United States Treasury yield curve, during the later part of 1999 and early 2000. The decline in the yield on earning assets is primarily centered in loans, whose yield declined from 8.37 percent for the first quarter of 1999 to 8.15 percent for the first quarter of 2000. This occurred in spite of the 100 basis point increase in the prime rate during this period. While QNB will see some benefit in 2000 from these prime rate increases, the overall yield on the loan portfolio will not increase proportionately since only approximately 13 percent of the portfolio re-prices immediately with changes in the prime rate. The current yield on loans has been negatively impacted by the decline in rates that occurred in 1998. As rates hit historically low levels during 1998, many borrowers, including commercial and consumer, selected fixed rate rather than variable rate loans. Therefore, the loan portfolio has yielded minimal benefit from rising rates during 1999 and 2000. Another factor in the decline in the yield on loans is the current competitive environment for loans, both commercial and consumer, from both banks and non-banks, which has prevented the rates from increasing to the degree that Treasury rates have increased. QNB anticipates that the yield on

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

loans will increase during 2000 as the impact of the increase in market interest rates are factored into new loans as well as the impact of these higher rates on loans that do re-price over time. Some of this impact has been realized as the yield on loans for the first quarter of 2000 of 8.15 percent was an increase from the 8.11 percent for the fourth quarter of 1999.

When comparing the first quarter of 2000 to the first quarter of 1999, the yield on investment securities decreased slightly to 6.66 percent from 6.69 percent. QNB has been able to maintain the yield on investment securities through various interest rate environments by actively managing its portfolio. When rates fell in 1998 and cash flow increased as a result of prepayments on mortgage-backed securities and callable agency securities, QNB was able to reduce the negative impact on the yield in 1998 and 1999 by purchasing mortgage-backed securities, whose yields did not decline to the same degree as Treasury securities and by lengthening the average life of the portfolio with the purchase of some higher yielding but longer term callable agency securities and tax-exempt municipal securities. With the rise in rates in 1999, cash flow from mortgage-backed securities and callable agency securities slowed resulting in fewer dollars being reinvested at the higher rates. To take advantage of the higher interest rate environment, QNB, during the third and fourth quarters of 1999, sold, at a loss of $256,000, approximately $9,500,000 of securities yielding 6.25%, and reinvested the proceeds in securities yielding 7.50 percent. This transaction benefited QNB by increasing interest income in 2000. Also positively impacting the yield during the first quarter of 2000 was the reinvestment of the excess liquidity created by the Year 2000 issue at these higher interest rates. The positive results of these transactions are evidenced by the 14 basis point increase in the yield on the investment portfolio during the first quarter of 2000 from the yield recorded during the fourth quarter of 1999. The yield on the investment portfolio during the fourth quarter of 1999 was 6.52 percent compared to 6.66 percent for the first quarter of 2000.

Total interest expense increased $462,000 during the first quarter of 2000 to $2,741,000. Interest expense on the borrowings from the Federal Home Loan Bank contributed $325,000 to the increase. Rising market interest rates combined with the competition for deposits caused rates on both deposits, primarily time deposits, and short-term borrowings, primarily cash management accounts and Federal funds sold, to increase when comparing the two quarters. The yield on interest bearing deposits increased from 3.64 percent to 3.74 percent while the yield on short-term borrowings increased from 3.35 percent to 3.72 percent for the quarters ended March 31, 1999 and 2000. The introduction of a new money market account toward the end of the first quarter of 2000, Treasury Select Indexed Money Market Account, contributed to the $23,000 increase in interest expense on money market accounts. This product is a variable rate account indexed to a percentage of the monthly average of the 91-day Treasury bill yield based on balances in the account. This product was introduced with a minimum
5.00 percent yield through the end of 2000 for accounts with balances over $25,000.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents management's determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level considered adequate in relation to the risk of known and inherent losses in the loan portfolio. Actual loan losses, net of recoveries, serve to reduce the allowance.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

PROVISION FOR LOAN LOSSES (Continued)

The determination of an appropriate level of the allowance for loan losses is based upon an analysis of the risk inherent in QNB's loan portfolio. Management uses various tools to assess the adequacy of the allowance for loan losses. One tool is a model recommended by the Office of the Comptroller of the Currency. This model considers a number of relevant factors including: historical loan loss experience, the assigned risk rating of the credit, current and projected credit worthiness of the borrower, current value of the underlying collateral, levels of and trends in delinquencies and non-accrual loans, trends in volume and terms of loans, concentrations of credit, and national and local economic trends and conditions. This model is supplemented with another analysis that also incorporates exceptions to QNB's loan policy and QNB's portfolio exposure to borrowers with large dollar concentration, defined as exceeding 25% of QNB's legal lending limit. Other tools include ratio analysis and peer group analysis.

The provision for loan losses was zero for the quarter ended March 31, 2000 compared to $60,000 for the first quarter of 1999. QNB was able to eliminate the provision for loan losses during the first quarter of 2000 as a result of continued low levels of non-performing assets and delinquency. QNB had net charge-offs of $29,000 during the first quarter of 2000 versus net recoveries of $5,000 for the first quarter of 1999.

Non-performing assets (non-accruing loans, loans past due 90 days or more, and other real estate owned) remained low amounting to .28 percent of total assets at March 31, 2000. This compares to .34 percent at March 31, 1999 and .25 percent at December 31, 1999. Non-accrual loans were $627,000 and $379,000 at March 31, 2000 and 1999. Non-accrual loans at December 31, 1999 were $484,000. Other real estate owned was $348,000 at both March 31, 2000 and December 31, 1999 compared to $696,000 at March 31, 1999.

There were no restructured loans as of March 31, 2000, December 31, 1999 or March 31, 1999 as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for loan losses was $3,167,000 and $3,196,000 at March 31, 2000 and December 31, 1999, respectively. The ratio of the allowance to total loans was 1.79 percent and 1.84 percent for the respective periods. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

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

At March 31, 2000 and 1999, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $561,000 and $315,000, respectively, of which $511,000 and $306,000 related to loans with no valuation allowance. At March 31, 2000 and 1999 there were $50,000 and $9,000 in impaired loans that had a valuation allowance against the entire amount. Most of the loans identified as impaired are collateral-dependent.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME

QNB, through its core banking business, generates various fees and service charges. Total non-interest income is composed of service charges on deposit accounts, mortgage servicing fees, gains on the sale of investment securities, gains on the sale of residential mortgages and student loans, and other miscellaneous fee income. QNB reviews all service charges and fee schedules related to its products and services on an annual basis. Except for an increase in overdraft fees during the first quarter of 1999, QNB has not materially changed these fee schedules during 1999 or 2000. Total non-interest income decreased $56,000 or 8.3 percent to $617,000 for the quarter ended March 31, 2000 when compared to March 31, 1999. Excluding gains and losses on the sale of investment securities and loans during both periods, non-interest income increased approximately $65,000 or 13.5 percent.

Fees for services to customers, the largest component of total non-interest income, is primarily comprised of service charges on deposit accounts. These fees increased 12.0 percent, to $298,000 from $266,000, when comparing the two quarters. An increase in overdraft fee income account for $31,000 of the increase. During the first quarter of 1999 QNB increased its fee for overdrafts by 12.0 percent.

To date, when QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. Mortgage servicing fees for the quarter ended March 31, 2000 were $29,000 which represents a $5,000 decline from the same period in 1999. The decrease in mortgage servicing fees for the quarter is partially a result of an increase in the amortization of the mortgage servicing asset booked at the time the loan is sold. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over a period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. During the first quarter of 2000, QNB amortized approximately $12,000 of the mortgage servicing asset compared to $10,000 during the first quarter of 1999. The average balance of mortgages serviced for others was $65,097,000 for the first quarter of 2000 compared to $67,527,000 for the first quarter of 1999, a decline of 3.6 percent. Rising interest rates have reduced the amount of mortgage origination and sales activity. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

Gains on the sale of investment securities were $66,000 for the first quarter of 2000, compared to $86,000 for the first three months of 1999. QNB owns a small portfolio of marketable equity securities, bank stocks. During the first quarter of 2000 QNB sold a holding with a cost basis of $75,000 at a gain of $66,000. This compares to a similar sale during the first quarter of 1999 when QNB sold securities with a cost basis of $97,000 for a gain of $86,000.

QNB recorded a gain of $4,000 on the sale of loans during the first quarter of 2000. This compares to a $105,000 gain for the same period in 1999. The sale of residential mortgages and the sale of student loans accounts for $1,000 and $3,000 of the gains, respectively in 2000. For the same period in 1999 the sale of residential mortgage loans accounted for $102,000 of the gain while the sale of student loans represented $3,000 of the gain. QNB sold approximately $225,000 and $140,000 in student loans during the first quarter of 2000 and 1999.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Rising interest rates during late 1999 and early 2000 reduced the amount of mortgage origination and sales activity. QNB originated $134,000 and $4,632,000 in

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

mortgages held for sale during the first quarter of 2000 and 1999. Proceeds from the sale of residential mortgages were approximately $102,000 and $7,426,000 during the first quarter of 2000 and 1999. Declining interest rates at the end of 1998 presented an opportunity for many borrowers to refinance their mortgages at lower rates. This provided an opportunity for QNB to originate and sell more mortgages. The increase in interest rates during the first quarter of 1999, prevented QNB from selling these loans at even a larger gain. As of March 31, 2000 QNB had approximately $32,000 in mortgage loans classified as held for sale. These loans are accounted for at lower of cost or market.

Other operating income increased $38,000 to $220,000 when comparing the three-month periods ended March 31, 2000 and 1999. Higher debit card income resulting from an increase in the number of transactions, contributed $21,000 to the increase in other income. Higher commission income on check orders, safe deposit rental income and earnings on official checks also contributed to the increase in other income. A decline in the recognition of rental income on other real estate owned of $9,000 partially offset some of these positive variances. The rental income decreased as a result of the sale of some revenue generating properties.

The development of new products and services should help generate additional non-interest income. An example was the introduction of QNB-Online, our Internet Banking and online bill-pay product, at the end of the first quarter of 2000.

NON-INTEREST EXPENSE

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, and various other operating expenses. Total non-interest expense of $2,372,000 for the quarter ended March 31, 2000 represents a decrease of $45,000 or 1.9 percent from levels reported in the first quarter of 1999.

Salaries and benefits, the largest component of non-interest expense, decreased $18,000 or 1.3 percent to $1,420,000 for the quarter ended March 31, 2000 compared to the same quarter in 1999. Salaries expense decreased $4,000 during the period to $1,140,000 while benefits expense decreased $14,000 or 4.8 percent to $280,000. Excluding the accrual for bonuses in both years, salary expense increased 2.9 percent. The decrease in benefits expense is primarily the result of a reduction in QNB's State unemployment tax rate.

Net occupancy expense increased $3,000 or 1.9 percent while furniture and equipment expense increased $17,000 or 8.3 percent when comparing the three-month periods ended March 31, 2000 and 1999, respectively. An increase in utility costs and depreciation expense on the branch renovated at the end of 1999 were partially offset by lower building security costs and real estate taxes. Net occupancy expense will likely continue to increase during 2000 as a result of both higher depreciation expense and branch rent expense. These increased costs relate to the renovation and expansion of an existing branch location at the end of 1999, as well as the opening of a new branch location in Hilltown Township, Pennsylvania anticipated in the fall of 2000. The higher branch rent expense for the existing branch began in the second quarter of 2000.

The increase in furniture and equipment expense during the first quarter of 2000 is centered in depreciation and maintenance expense. The higher depreciation relates to the continued investment in technology as well as costs related to the renovation of the branch. QNB-Online, the check imaging system, the wide area network and the

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (Continued)

telephone system are some examples of the technology implemented in the past two years. The increase in equipment maintenance costs relates to general increases in contract pricing as well as additional costs for maintenance on new systems. Furniture and equipment expense will increase during 2000 and 2001 as the new branch is put into service and a new core processing system is installed.

Marketing expense decreased $22,000 or 24.2 percent to $69,000 for the quarter ended March 31, 2000. A $12,000 reduction in donations and a $11,000 decrease in promotion expense contributed to the decrease. Both of these variances are related to the timing of when these expenses will be incurred.

Total other expense for the three months ended March 31, 2000 was $495,000, a decrease of $25,000 or 4.8 percent over the same period in 1999. The major categories that comprise other expense are postage, supplies, professional services, telecommunications costs, insurance expense and state taxes. Lower legal, supply, external service provider and State tax expenses were partially offset by increases in postage costs, debit card expense as well as the costs related to the outsourcing of the internal audit, loan review and compliance functions.

INCOME TAXES

Applicable income taxes and effective tax rates were $316,000 or 22.4 percent for the three-month period ended March 31, 2000, and $386,000 or 27.0 percent for the same period in 1999. The reduction in the effective tax rate when comparing 2000 to 1999 is a result of an increase in income from tax-exempt municipal securities and loans.

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 2000 QNB's net deferred tax asset was $2,466,000. A deferred tax asset of $833,000 relating to the allowance for loan losses and 1,476,000 resulting from the SFAS No.115 adjustment for available-for-sale investment securities account for most of the deferred tax asset. As of March 31, 1999 QNB's net deferred tax asset was $814,000. A deferred tax asset of $782,000 related to the allowance for loan losses was partially offset by a deferred tax liability of $156,000 resulting from the SFAS No. 115 adjustment.

BALANCE SHEET ANALYSIS

The Balance Sheet Analysis reviews average balance sheet data for the three months ended March 31, 2000 and 1999, as well as the period ended balances as of March 31, 2000 and December 31, 1999.

Average earning assets for the three-month period ended March 31, 2000 increased $31,899,000 or 10.6 percent to $331,494,000 from $299,595,000 for the quarter ended March 31, 1999. Average investments increased $37,092,000 while average loans and Federal funds sold decreased $3,163,000 and $2,265,000. The large increase in the investment portfolio is a result of the growth in funding sources, both retail and wholesale, outpacing the growth in loans. The advance from the Federal Home Loan Bank funded $25,000,000 of the increase in average investments when comparing the two quarters.

Average commercial loans and mortgage loans declined $2,462,000 and $3,898,000 when comparing the three-month periods. However, average consumer loans, which includes home equity loans, increased

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

BALANCE SHEET ANALYSIS (Continued)

$3,685,000 during this same timeframe. The decline in the average balance of mortgage loans is a result of rising interest rates which has slowed down the origination of both new mortgages and refinances. The increase in consumer loans is the result of aggressive fixed rate home equity loan promotions and pricing.

In addition to borrowing from the Federal Home Loan Bank, the growth in average earning assets was funded by a reduction in cash retained for Year 2000 concerns and increases in interest-bearing demand accounts and time deposits. Average interest-bearing demand accounts increased $3,951,000, while average time-deposits increased $4,124,000. Attractive rates on time deposits, relative to rates on other interest-bearing accounts along with the promotion of several time deposit specials during the last half of 1999 and first quarter of 2000 contributed to the increase in time deposits. Average cash management balances decreased $2,383,000 when comparing the two quarters. Some of these balances were transferred to time deposits during 1999 as a result of the higher rates being paid on time deposits. Average total deposits increased 2.2 percent when comparing the three-month periods.

Total assets at March 31, 2000 were $355,263,000, compared with $350,489,000 at December 31, 1999, an increase of 1.4 percent for the quarter. Total deposits increased from $286,166,000 at December 31, 1999 to $286,684,000 at March 31,
2000 while short-term borrowings increased from $8,925,000 to $12,518,000 at these same dates. The increase in assets from December 31, 1999 to March 31, 2000 is primarily centered in investment securities and loans which increased $7,815,000 and $3,242,000. The increase in investment securities is primarily the result of the redeployment of excess Year 2000 cash while the increase in loans is the result of both new loans and seasonal line of credit usage.

At March 31, 2000 the fair value of investment securities available-for-sale was $106,053,000 or $4,344,000 above the amortized cost of $110,397,000. This compares to a fair value of $97,609,000 or $3,947,000 below the amortized cost of $101,556,000 at December 31, 1999. An unrealized holding loss, net of taxes, of $2,866,000 and $2,604,000 was recorded as a decrease to shareholders' equity at March 31, 2000 and December 31, 1999. The continued increase in interest rates, combined with the inverted shape of the yield curve as well as the purchase of some mortgage-backed securities during the first quarter of 2000 contributed to the increase in the unrealized holding loss.

The available-for-sale portfolio had a weighted average maturity of approximately 7 years and 5 months at March 31, 2000 and 7 years at December 31, 1999. The weighted average tax-equivalent yield was 6.73 percent and 6.58 percent at March 31, 2000 and December 31, 1999. The weighted average maturity is based on the stated contractual maturity of all securities except for mortgage-backed securities, which are based on estimated average life. The maturity of the portfolio may be shorter because of call features in many debt securities and because of prepayments on mortgage-backed securities. The interest rate sensitivity analysis reflects the expected maturity distribution of the securities portfolio based upon estimated call dates and anticipated cash flows assuming management's most likely interest rate environment. The expected weighted average life of the available-for-sale portfolio was 6 years, 10 months at March 31, 2000 and 6 years, 6 months at December 31, 1999, based on these assumptions. The slight extension of the expected average life of the portfolio is a result of the purchase of some longer term mortgage-backed securities and the rise in interest rates.

Investment securities held-to-maturity are reported at amortized cost. As of March 31, 2000 and December 31, 1999, QNB had securities classified as held-to-maturity with an amortized cost of $47,673,000 and $48,302,000 and a market value of $46,021,000 and $46,572,000, respectively. The held-to-maturity portfolio had a weighted average maturity of approximately 6 years at both March 31, 2000 and December 31, 1999.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY

Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. QNB manages its mix of cash, Federal funds sold, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities, net interest income and fee income. The portfolio of investment securities available-for-sale and QNB's policy of selling certain residential mortgage originations and student loans in the secondary market also provide sources of liquidity. Additional sources of liquidity are provided by The Quakertown National Bank's membership in the Federal Home Loan Bank and a $5,000,000 unsecured Federal funds line granted by the Bank's correspondent.

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale were $120,312,000 and $118,196,000 at March 31, 2000 and December 31, 1999. These sources were adequate to meet seasonal deposit withdrawals during the first quarter of 2000 and should be adequate to meet normal fluctuations in loan demand and or deposit withdrawals. Approximately $43,944,000 and $43,963,000 of available-for-sale securities at March 31, 2000 and December 31, 1999 were pledged as collateral for repurchase agreements and deposits of public funds as required by law.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. QNB's cash and cash equivalents decreased $6,994,000 to $12,358,000 at March 31, 2000. This compares to a $2,256,000 decrease during the first three months of 1999. The large decrease during the first three months of 2000 is a result of liquidity planning for potential Year 2000 concerns. QNB increased cash at the end of 1999 as a contingency plan for any potential Year 2000 problems. This excess cash was reinvested in investment securities in January and February of 2000 after Year 2000 concerns passed.

After adjusting net income for non-cash transactions, operating activities provided $1,092,000 in cash flow in the first three months of 2000, compared to $5,733,000 in the same period of 1999. A higher volume of residential mortgage loan activity in 1999 as well as an increase in other liabilities in 1999 accounted for most of the difference between the periods.

Net cash used by investing activities was $11,852,000 during the first quarter of 2000. The purchase of investment securities exceeded the maturity, call and sale of securities by $8,143,000 during the first quarter of 2000. Most of this activity relates to the reinvestment of the excess Year 2000 cash buildup. With the increase in interest rates at the end of 1999 and early 2000, cash flow from mortgage-backed securities and from callable bonds slowed, reducing liquidity and the amount of cash available for reinvestment. A net increase in loans of $3,463,000 was also a use of cash during the first quarter of 2000. Net cash used by investing activities was $12,379,000 during the first three months of 1999. An increase in Federal funds sold of $3,617,000 and loans of $5,180,000 were a use of cash. The purchase of investment securities exceeded the maturity, call and sale of securities by $3,470,000 during the first quarter of 1999.

Net cash provided by financing activities was $3,766,000 during the first quarter of 2000 and $4,390,000 during the first quarter of 1999. Short-term borrowings increased $3,593,000 during the first quarter of 2000, with cash management accounts increasing $2,152,000 and Federal funds purchased increasing $1,332,000 during this period. The increase in Federal funds purchased is a result of the growth in assets exceeding the growth in deposits. The increase in cash provided by financing activities in 1999 was the result of an increase in interest-bearing deposits, primarily time deposits. A decline in short-term borrowings of $1,607,000 was a use of cash during the first quarter of 1999.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB's shareholders' equity at March 31, 2000 was $27,950,000 or 7.87 percent of total assets compared to shareholders' equity of $27,462,000 or 7.84 percent at December 31, 1999. Shareholders' equity at March 31, 2000 includes a negative adjustment of $2,866,000 related to unrealized holding losses, net of taxes, on investment securities available-for-sale, while shareholders' equity at December 31, 1999 includes a negative adjustment of $2,604,000. Without these adjustments shareholders' equity to total assets would have been 8.67 percent and 8.58 percent at March 31,2000 and December 31, 1999.

Shareholders' equity averaged $30,320,000 for the first three months of 2000 and $28,880,000 during all of 1999, an increase of 5.0 percent. The ratio of average total equity to average total assets improved to 8.61 percent for 2000, compared to 8.38 percent for 1999. The increase in the equity to asset ratio is a function of higher net income and modest growth in average assets since the end of 1999.

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

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based and 4.00 percent for leverage. Under the requirements, QNB has a Tier I capital ratio of 15.14 percent and 15.25 percent, a total risk-based ratio of 16.39 percent and 16.50 percent and a leverage ratio of 8.57 percent and 8.38 percent at March 31, 2000 and December 31, 1999, respectively.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At March 31, 2000 and December 31, 1999 QNB met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively and a Tier I leverage ratio of 5.00 percent.

On March 30, 2000, the Board of Directors of QNB Corp. approved a plan to repurchase up to 4.99% of QNB Corp's shares of outstanding common stock in open market and privately negotiated transactions. As of May 12, 2000, 1,420 shares have been repurchased.

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

In the event QNB should experience a mismatch in its desired gap ranges or an excessive decline in its net interest income subsequent to an immediate and sustained change in interest rates, it has a number of options which it could utilize to remedy such a mismatch. QNB could restructure its investment portfolio through the sale or purchase of securities with more favorable repricing attributes. It could also emphasize loan products with appropriate maturities or repricing attributes, or it could attract deposits or obtain borrowings with desired maturities.

No material changes in QNB's interest rate risk, market risk or strategies occurred during the current period. A detailed discussion of market risk is provided in the Form 10-K for the period ended December 31, 1999.

The nature of QNB's current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At March 31, 2000, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

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

                                 MARCH 31, 2000


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

                            QNB CORP. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                                 MARCH 31, 2000


Item 6. Exhibits and Reports on Form 8-K (Continued)

     Exhibit 10.3 QNB Corp. 1998 Stock Incentive Plan. (Incorporated by
                  reference to Exhibit 4.3 to Registration Statement
                  No. 333-91201 on Form S-8, filed with the Commission on November 18, 1999).


     Exhibit 10.4 QNB Corp. 1988 Stock Incentive Plan. (Incorporated by
                  reference to Exhibit 4A to Registration Statement
                  No. 333-16627 on Form S-8, filed with the Commission on November 22, 1996).

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


                                            QNB Corp.


Date: May 12, 2000                          By:
      ------------                              ---------------------------
                                                Thomas J. Bisko
                                                President/CEO


Date: May 12, 2000                          By:
      ------------                              ---------------------------
                                                Robert C. Werner
                                                Vice President


Date: May 12, 2000                          By:
      ------------                              ---------------------------
                                                Bret H. Krevolin
                                                Chief Accounting Officer