Form 10-Q
period 2000-06-30
QNB CORP
filed 2000-08-14
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ---------------

                                    FORM 10-Q

(Mark One)
    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

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

     Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes |X|   No
                                              ----     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                        Outstanding at May 12, 2000
     -----------------------------            ---------------------------
     Common Stock, par value $1.25                     1,491,526

                            QNB CORP. AND SUBSIDIARY

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2000


                                      INDEX


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)                                   PAGE
                                                                            ----

         Consolidated Statements of Income for Three and
            Six Months Ended June 30, 2000 and 1999.......................... 1

         Consolidated Balance Sheets at June 30, 2000
            and December 31, 1999............................................ 2

         Consolidated Statements of Cash Flows for
            Six Months Ended June 30, 2000 and 1999.......................... 3

         Notes to Consolidated Financial Statements.......................... 4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION.................... 7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...........21


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...................................................22

ITEM 2.  CHANGES IN SECURITIES ..............................................22

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ....................................22

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS..............22

ITEM 5.  OTHER INFORMATION ..................................................22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...................................23


QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

                                                                                          (in thousands, except share data)
                                                                                                     (unaudited)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                        Three Months             Six Months
                                                                                       Ended June 30,           Ended June 30,
                                                                                      2000        1999         2000         1999
--------------------------------------------------------------------------------------------------------------------------------
Interest Income
Interest and fees on loans ...................................................      $3,678      $3,572      $ 7,139      $ 7,167
Interest and dividends on investment securities:
         Taxable .............................................................       2,112       1,896        4,220        3,575
         Tax-exempt ..........................................................         330         242          649          434
Interest on Federal funds sold ...............................................          10          72           26          119
Interest on interest-bearing balances ........................................           5           1            8            1
--------------------------------------------------------------------------------------------------------------------------------
              Total interest income ..........................................       6,135       5,783       12,042       11,296
--------------------------------------------------------------------------------------------------------------------------------
Interest Expense
Interest on deposits
         Interest-bearing demand accounts ....................................         156         105          300          198
         Money market accounts ...............................................         273         199          487          390
         Savings .............................................................         187         176          358          345
         Time ................................................................       1,552       1,432        3,083        2,869
         Time over $100,000 ..................................................         255         304          521          597
Interest on short-term borrowings ............................................         142          92          232          188
Interest on Federal Home Loan Bank advances ..................................         338         231          663          231
--------------------------------------------------------------------------------------------------------------------------------
              Total interest expense .........................................       2,903       2,539        5,644        4,818
--------------------------------------------------------------------------------------------------------------------------------
              Net interest income ............................................       3,232       3,244        6,398        6,478
Provision for loan losses ....................................................          --          60           --          120
--------------------------------------------------------------------------------------------------------------------------------
              Net interest income after provision for loan losses ............       3,232       3,184        6,398        6,358
--------------------------------------------------------------------------------------------------------------------------------
Non-Interest Income
Fees for services to customers ...............................................         307         298          605          564
Mortgage servicing fees ......................................................          31          29           60           63
Net (loss) gain on investment securities available-for-sale ..................          39          77          105          163
Net gain on sale of loans ....................................................          38          40           42          145
Other operating income .......................................................         276         227          496          409
--------------------------------------------------------------------------------------------------------------------------------
              Total non-interest income ......................................         691         671        1,308        1,344
--------------------------------------------------------------------------------------------------------------------------------
Non-Interest Expense
Salaries and employee benefits ...............................................       1,405       1,431        2,825        2,869
Net occupancy expense ........................................................         167         164          332          326
Furniture and equipment expense ..............................................         227         219          450          425
Marketing expense ............................................................         129         114          198          205
Other expense ................................................................         578         532        1,073        1,052
--------------------------------------------------------------------------------------------------------------------------------
              Total non-interest expense .....................................       2,506       2,460        4,878        4,877
--------------------------------------------------------------------------------------------------------------------------------
         Income before income taxes ..........................................       1,417       1,395        2,828        2,825
Provision for income taxes ...................................................         332         341          648          727
--------------------------------------------------------------------------------------------------------------------------------
         Net Income ..........................................................      $1,085      $1,054      $ 2,180      $ 2,098
================================================================================================================================
         Net Income Per Share - Basic ........................................      $  .72      $  .70      $  1.44      $  1.39
================================================================================================================================
         Net Income Per Share - Diluted ......................................      $  .72      $  .70      $  1.44      $  1.38
================================================================================================================================
         Cash Dividends Per Share ............................................      $  .24      $  .20      $   .47      $   .40
================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

                                                                                                          (in thousands)
                                                                                                           (unaudited)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                      June 30,    December 31,
                                                                                                          2000            1999
------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks............................................................................  $  14,965       $  19,352
Investment securities
    available-for-sale.............................................................................    107,010          97,609
    held-to-maturity (market value $44,619 and $46,572)............................................     46,099          48,302
Total loans, net of unearned income of $222 and $235...............................................    182,755         173,764
Allowance for loan losses..........................................................................     (3,108)         (3,196)
------------------------------------------------------------------------------------------------------------------------------
         Net loans.................................................................................    179,647         170,568
Premises and equipment, net........................................................................      5,179           4,840
Other real estate owned............................................................................        104             348
Accrued interest receivable .......................................................................      2,148           2,045
Other assets.......................................................................................      7,626           7,425
------------------------------------------------------------------------------------------------------------------------------
Total assets.......................................................................................  $ 362,778       $ 350,489
==============================================================================================================================
Liabilities
Deposits
    Demand, non-interest-bearing...................................................................  $  38,489       $  35,510
    Interest bearing demand accounts...............................................................     49,501          47,448
    Money market accounts..........................................................................     34,130          30,002
    Savings........................................................................................     37,708          35,660
    Time...........................................................................................    116,033         117,160
    Time over $100,000.............................................................................     19,326          20,386
------------------------------------------------------------------------------------------------------------------------------
         Total deposits............................................................................    295,187         286,166
Short-term borrowings..............................................................................     11,322           8,925
Federal Home Loan Bank advances....................................................................     25,000          25,000
Accrued interest payable...........................................................................      1,356           1,420
Other liabilities..................................................................................      1,558           1,516
------------------------------------------------------------------------------------------------------------------------------
Total liabilities..................................................................................    334,423         323,027
------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies

Shareholders' Equity
Common stock, par value $1.25 per share;
    5,000,000 shares authorized; 1,511,965 shares and 1,509,029 shares issued;
    1,495,796 and 1,509,029 shares outstanding.....................................................      1,800           1,796
Surplus............................................................................................      4,479           4,458
Retained earnings..................................................................................     25,280          23,812
Accumulated other comprehensive loss...............................................................     (2,738)         (2,604)
Treasury stock, at cost; 16,169 shares at June 30, 2000............................................       (466)             --
------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity.........................................................................     28,355          27,462
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity.........................................................  $ 362,778       $ 350,489
==============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     (in thousands)
                                                                                                       (unaudited)
----------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                                                                          2000           1999
----------------------------------------------------------------------------------------------------------------------
Operating Activities
  Net income ..............................................................................    $  2,180       $  2,098
  Adjustments to reconcile net income to net cash provided by operating activities
    Provision for loan losses .............................................................          --            120
    Net recovery of charged off loans .....................................................          --              6
    Depreciation and amortization .........................................................         327            304
    Securities gains ......................................................................        (105)          (163)
    Net gain on sale of loans .............................................................         (42)          (144)
    Proceeds from sales of residential mortgages ..........................................         626          9,270
    Originations of residential mortgages held-for-sale ...................................        (817)        (6,009)
    Proceeds from sales of student loans ..................................................       1,980          1,670
    Gain on sale of other real estate owned ...............................................          (8)           (48)
    Deferred income tax provision .........................................................          52            (12)
    Change in income taxes payable ........................................................          81            134
    Net increase in interest and dividends receivable .....................................        (103)          (164)
    Net amortization of premiums and discounts ............................................         (10)            (1)
    Net (decrease) increase in interest payable ...........................................         (64)           354
    Increase in other assets ..............................................................        (222)          (472)
    (Decrease) increase in other liabilities ..............................................          (1)            10
----------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities .............................................       3,874          6,953
----------------------------------------------------------------------------------------------------------------------
Investing Activities
  Proceeds from maturities and calls of investment securities
    available-for-sale ....................................................................       3,657         14,319
    held-to-maturity ......................................................................       2,886          8,437
  Proceeds from sales of investment securities
    available-for-sale ....................................................................       2,402          7,453
  Purchase of investment securities
    available-for-sale ....................................................................     (15,545)       (54,855)
    held-to-maturity ......................................................................        (686)       (10,006)
  Net increase in Federal funds sold ......................................................          --         (3,431)
  Net increase in loans ...................................................................     (10,826)        (3,152)
  Net purchases of premises and equipment .................................................        (666)          (311)
  Proceeds from the sale of other real estate owned .......................................         252            213
----------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities .................................................     (18,526)       (41,333)
----------------------------------------------------------------------------------------------------------------------
Financing Activities
  Net increase in non-interest-bearing deposits ...........................................       2,979            721
  Net increase in interest-bearing deposits ...............................................       6,042         12,593
  Net increase (decrease) in short-term borrowings ........................................       2,397         (3,831)
  Proceeds from Federal Home Loan Bank advances ...........................................          --         25,000
  Cash dividends paid .....................................................................        (712)          (602)
  Proceeds from issuance of common stock ..................................................          25             25
  Purchases of treasury stock .............................................................        (466)            --
----------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities .............................................      10,265         33,906
----------------------------------------------------------------------------------------------------------------------
    Decrease in cash and cash equivalents .................................................      (4,387)          (474)
    Cash and cash equivalents at beginning of year ........................................      19,352         14,020
----------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period ............................................    $ 14,965       $ 13,546
======================================================================================================================

Supplemental Cash Flow Disclosures
  Interest paid ...........................................................................    $  5,708       $  4,464
  Income taxes paid .......................................................................         500            590
  Non-Cash Transactions
    Change in net unrealized holding gains (losses), net of taxes, on investment securities        (134)        (2,053)

The accompanying notes are an integral part of the consolidated financial statements.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  June 30, 2000 AND 1999, AND DECEMBER 31, 1999
                                   (Unaudited)

1. REPORTING AND ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of QNB Corp. and its wholly owned subsidiary, The Quakertown National Bank, (QNB). All significant intercompany accounts and transactions are eliminated in the consolidated statements.

The consolidated balance sheet as of June 30, 2000, as well as the respective statements of income and cash flows for the three and the six month periods ended June 30, 2000 and 1999, are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in QNB's 1999 Annual Report incorporated in the Form 10-K.

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

2. PER SHARE DATA

The following sets forth the computation of basic and diluted earnings per share (share and per share data have been restated to reflect the 5% stock dividend issued June 30, 2000 and are not in thousands):


                                                  For the Three Months          For the Six Months
                                                     Ended June 30,               Ended June 30,
                                                ------------------------     -------------------------
                                                   2000           1999          2000            1999
                                                ---------      ---------     ---------       ---------
Numerator for basic and diluted earnings           $1,085         $1,054        $2,180          $2,098
per share-net income

Denominator for basic earnings per share-       1,507,996      1,507,724     1,509,477       1,506,957
weighted average shares outstanding

Effect of dilutive securities-employee                360          6,966           153           8,674
stock options

Denominator for diluted earnings per            1,508,326      1,514,690     1,509,630       1,515,631
share-adjusted weighted average
shares outstanding

Earnings per share-basic                           $  .72         $  .70        $ 1.44          $ 1.39
Earnings per share-diluted                         $  .72         $  .70        $ 1.44          $ 1.38

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2000 AND 1999, AND DECEMBER 31, 1999
                                   (Unaudited)

2. PER SHARE DATA (Continued)

There were 38,640 and 15,540 stock options that were anti-dilutive for the three-month periods ended June 30, 2000 and 1999 and 48,195 stock options that were anti-dilutive for the six-month period ended June 30, 2000.

3. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business entity during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the periods ended June 30, 2000 and 1999 (net of the income tax effect):

                                                            For the Six Months
                                                               Ended June 30,
                                                          ---------------------
                                                            2000           1999
                                                          -------       -------
Unrealized holding losses arising during
   the period on securities held                          $   (65)      $(1,945)

Reclassification adjustment equal to
   beginning unrealized for all sold securities               (69)         (108)
                                                          -------       -------

Net change in unrealized during the period                   (134)       (2,053)

Unrealized holding (losses) gains, beginning of period     (2,604)          916
                                                          -------       -------

Unrealized holding (losses) gains, end of period          $(2,738)      $(1,137)
                                                          =======       =======

Net income                                                $ 2,180       $ 2,098
Other comprehensive (loss) income, net of tax:
   Unrealized holding losses arising during the period       (134)       (2,053)
                                                          -------       -------
Comprehensive Income                                      $ 2,046       $    45
                                                          =======       =======

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2000 AND 1999, AND DECEMBER 31, 1999
                                   (Unaudited)

4. STOCK REPURCHASE PLAN

In March of 2000, the Board of Directors of QNB Corp. authorized the repurchase of up to 4.99 percent of the shares of QNB Corp's outstanding common stock. Such repurchases may be made in open market or privately negotiated transactions. The repurchased shares will be held in treasury and will be available for general corporate purposes. As of June 30, 2000 QNB Corp. repurchased 16,169 shares at an average cost of $28.83 per share.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

QNB Corp. (the "Corporation") is a bank holding company headquartered in Quakertown, Pennsylvania which provides a full range of commercial and retail banking services through its banking subsidiary, The Quakertown National Bank (the "Bank"), a 123 year old community bank with locations in Upper Bucks, Northern Montgomery and Southern Lehigh Counties. The results of operations and financial condition discussed herein are presented on a consolidated basis and the consolidated entity is referred to herein as "QNB." Per share data has been adjusted to reflect the 5% stock dividend issued June 30, 2000.

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

RESULTS OF OPERATIONS

QNB recorded earnings of $1,085,000 or $.72 per share on a diluted basis for the three month period ended June 30, 2000. This represents a 2.9 percent increase from net income of $1,054,000 or $.70 per share-diluted reported for the second quarter of 1999. For the six month periods ended June 30, 2000 and 1999, net income was $2,180,000 and $2,098,000, respectively, an increase of 3.9 percent. Net income per share diluted was $1.44 and $1.38 for the corresponding six-month periods.

A lower effective income tax rate, the lack of need to increase the allowance for loan losses and an increase in other non-interest income contributed to the increase in net income for three-month period ended June 30, 2000. The lower effective income tax rate is a result of the increase in the proportion of tax-exempt assets to total assets. This resulted in the reporting of slightly lower net interest income and a lower provision for income taxes for the quarter. However, when net interest income is converted to a tax-equivalent basis net interest income increased.

Net interest income declined slightly despite a 4.9 percent increase in average earning assets. Net interest income decreased .4 percent to $3,232,000 for the quarter ended June 30, 2000 as compared to $3,244,000 for the quarter ended June 30, 1999. However, on a tax-equivalent basis net interest income increased by
1.0 percent to $3,460,000 from $3,426,000. Net interest income was negatively impacted by a lower net interest margin which declined from 4.25 percent during the second quarter of 1999 to 4.10 percent for the second quarter of 2000. Excluding the impact of a wholesale funding transaction entered into during the second quarter of 1999, the net interest margin for the three months ended June 30, 2000 and 1999 would have been 4.33 percent and 4.42 percent, a decrease of 9 basis points. Interest rates on deposit accounts, primarily time

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS (Continued)

deposits, and other funding sources has increased to a greater degree than rates on loans and investment securities as market interest rates have increased.

The continued low levels of non-performing assets enabled QNB to eliminate its provision for loan loss during the first half of 2000. This expense was $60,000 during the second quarter of 1999.

Non-interest income increased from $671,000 during the second quarter of 1999 to $691,000 during the three months ended June 30, 2000, an increase of 3.0 percent. Excluding gains and losses on the sale of investment securities and loans during both periods, non-interest income increased approximately $60,000 or 10.8 percent. An increase in fee income related to debit card and ATM transactions and an increase in insurance commissions on consumer loans and commissions on official check transactions accounted for the increase in non-interest income.

Non-interest expense increased $46,000 or 1.9 percent from $2,460,000 for the second quarter of 1999 to $2,506,000 for the three months ended June 30, 2000. An increase in professional fees resulting from the outsourcing of the internal audit function and the use of a consultant for the selection of a new computer system contributed to the variance. An increase in advertising expense also contributed to the increase in non-interest expense.

Return on average assets was 1.21 percent and 1.23 percent while the return on average equity was 14.08 percent and 14.75 percent for the three months ended June 30, 2000 and 1999, respectively. For the six-month periods ended June 30, 2000 and 1999, return on average assets was 1.23 percent and 1.27 percent and the return on average equity was 14.30 percent and 15.96 percent, respectively.

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

Net interest income decreased .4 percent to $3,232,000 for the quarter ended June 30, 2000 as compared to $3,244,000 for the quarter ended June 30, 1999. However, on a tax-equivalent basis, which allows for the comparison of tax-exempt loans and investments to taxable loans and investments, net interest income increased by 1.0 percent from $3,426,000 for the three months ended June 30, 1999 to $3,460,000 for the same period ended June 30, 2000. This is a result of an increase in the proportion of tax-exempt earning assets to total earning assets. The yield on earning assets on a tax-equivalent basis was 7.54 percent for the second quarter of 2000 versus 7.39 percent for the second quarter of 1999, while the rate paid on interest-bearing liabilities was 4.01 percent and
3.69 percent for the same periods. Interest rates on deposit accounts, primarily time deposits, and other funding sources has increased to a greater degree than rates on loans and investment securities as market interest rates have increased, resulting in a decline in the net interest margin. The net interest margin on a tax-equivalent basis declined 15 basis points to 4.10 percent for the three-month period ended June 30, 2000 compared with 4.25 percent for the same period in 1999. A 4.9 percent increase in average earning assets helped offset the negative impact of a declining net interest margin.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

Some of the growth in average earning assets was funded through a wholesale funding transaction entered into in April 1999, whereby QNB borrowed $25,000,000 from the Federal Home Loan Bank at an average rate of 5.15 percent. These funds were reinvested in investment securities with an average yield of 6.52 percent for an initial spread of 137 basis points. In April, 2000, $5,000,000 of the borrowed money re-priced at a higher rate, increasing the average borrowing cost to 5.27 percent. Offsetting some of the increase in interest expense is an increase in interest income resulting from the reinvestment of the cash flow from the mortgage-backed security at higher rates also. This transaction has the impact of increasing net interest income, but lowering the net interest margin. Excluding the impact of this transaction, the net interest margin for the three months ended June 30, 2000 and 1999 would have been 4.33 and 4.42 percent, a decrease of 9 basis points.

The yield on earning assets increased when comparing the two quarters as interest rates, as represented by the United States Treasury yield curve, increased during the later part of 1999 and early 2000. The increase in the yield on earning assets is primarily centered in loans, whose yield increased from 8.21 percent for the second quarter of 1999 to 8.31 percent for the second quarter of 2000. However, since the end of the second quarter of 1999 through the end of the second quarter of 2000, the Prime rate on loans has increased 175 basis points from 7.75 percent to 9.50 percent. While QNB will see some benefit in 2000 from these prime rate increases, the overall yield on the loan portfolio will not increase proportionately since only approximately 13 percent of the portfolio re-prices immediately with changes in the prime rate. The current yield on loans has been negatively impacted by the decline in rates that occurred in 1998. As rates hit historically low levels during 1998, many borrowers, including commercial and consumer, selected fixed rate rather than variable rate loans. Therefore, the loan portfolio has yielded minimal benefit from rising rates during 1999 and 2000. Another factor in the decline in the yield on loans is the current competitive environment for loans, both commercial and consumer, from both banks and non-banks, which has prevented the rates from increasing to the degree that Treasury rates and the Prime rate have increased. QNB anticipates that the yield on loans will continue to increase during 2000 as the impact of the increase in market interest rates are factored into new loans as well as the impact of these higher rates on loans that do re-price over time. Some of this impact has been realized as the yield on loans for the second quarter of 2000 of 8.31 percent was an increase from the 8.11 percent for the fourth quarter of 1999 and 8.15 percent for the first quarter of 2000.

When comparing the second quarter of 2000 to the second quarter of 1999, the yield on investment securities increased to 6.67 percent from 6.47 percent. QNB has been able to maintain the yield on investment securities through various interest rate environments by actively managing its portfolio. When rates fell in 1998 and cash flow increased as a result of prepayments on mortgage-backed securities and callable agency securities, QNB was able to reduce the negative impact on the yield in 1998 and 1999 by purchasing mortgage-backed securities, whose yields did not decline to the same degree as Treasury securities and by lengthening the average life of the portfolio with the purchase of some higher yielding but longer term callable agency securities and tax-exempt municipal securities. With the rise in rates in 1999, cash flow from mortgage-backed securities and callable agency securities slowed resulting in fewer dollars being reinvested at the higher rates. To take advantage of the higher interest rate environment, QNB, during the third and fourth quarters of 1999, sold, at a loss of $256,000, approximately $9,500,000 of securities yielding 6.25%, and reinvested the proceeds in securities yielding 7.50 percent. This transaction benefited QNB by increasing interest income in 2000. Also positively impacting the yield during 2000 was the reinvestment of the excess liquidity created by the Year 2000 issue at these higher interest rates. The positive results of these transactions are evidenced by the 15 basis point increase in the yield on the investment portfolio during the second quarter of 2000 from the yield recorded during the fourth quarter

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

of 1999. The yield on the investment portfolio during the fourth quarter of 1999 was 6.52 percent compared to 6.67 percent for the second quarter of 2000.

Total interest expense increased $364,000 during the second quarter of 2000 to $2,903,000. Interest expense on the borrowings from the Federal Home Loan Bank contributed $107,000 to the increase. Rising market interest rates combined with the competition for deposits caused rates on both deposits accounts and short-term borrowings to increase when comparing the two quarters. The yield on interest bearing deposits increased from 3.59 percent to 3.84 percent while the yield on short-term borrowings increased from 3.41 percent to 4.39 percent for the quarters ended June 30, 1999 and 2000. The yield on interest-bearing demand accounts increased 33 basis points while the yield on time deposits and money market accounts increased 17 basis points and 84 basis points. The competition with other financial institutions and mutual funds for money market accounts and the introduction of a new money market product toward the end of the first quarter of 2000, The Treasury Select Indexed Money Market Account, contributed to the increase in the rate paid on money market accounts. This product is a variable rate account indexed to a percentage of the monthly average of the 91-day Treasury bill rate based on balances in the account. This product pays a minimum 6.00 percent yield through the end of 2000 for accounts with balances over $25,000. The increase in interest expense and the yield on short-term borrowings is a result of higher rates paid on cash management accounts and the 175 basis point increase in the target Federal funds rate. QNB used Federal funds to fund some of the loan growth during the second quarter of 2000 resulting in an increase in average Federal funds purchased by approximately $2,143,000.

For the six-month period ended June 30, 2000, net interest income decreased $80,000 to $6,398,000. On a tax-equivalent basis net interest income increased $38,000 or .6 percent. The 7.6 percent growth in average earning assets was partially offset by a 30 basis point decline in the net interest margin. Excluding the impact of the wholesale funding transaction average earning assets increased 2.5 percent and the net interest margin declined by 17 basis points. Total interest income increased $746,000 from $11,296,000 to $12,042,000 when comparing the six-month periods ended June 30, 1999 to June 30, 2000. The yield on earning assets decreased from 7.52 percent to 7.49 percent, with the yield on loans declining from 8.29 percent to 8.23 percent. During the six-month period the yield on investment securities increased from 6.57 percent to 6.66 percent. Average investment securities increased 20.9 percent to $157,064,000 while average loans increased .1 percent to $177,171,000. Total interest expense increased $826,000 from $4,818,000 to $5,644,000 for the six-month periods with the interest on the Federal Home Loan Bank advances accounting for $432,000 of the increase. The yield on interest-bearing liabilities increased from 3.66 percent to 3.94 percent. Average interest-bearing deposits increased 2.7 percent to $251,845,000, while total average interest-bearing liabilities increased 8.6 percent to $288,236,000. The primary difference in the percent change is the impact of the borrowings from the Federal Home Loan Bank, entered into at the end of April 1999.

QNB anticipates the net interest margin to continue to decline because of an increase in funding costs resulting from the competition for deposits, primarily higher yielding time deposits, and the introduction of the Treasury Select Index Money Market Account at the end of the first quarter of 2000.

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

There was no provision for loan losses for either the three or six-month period ended June 30, 2000. The provision for loan losses was $60,000 and $120,000 for the three and six-month periods ended June 30, 1999. QNB was able to eliminate the provision for loan losses in 2000 as a result of continued low levels of non-performing assets and delinquency. QNB had net charge-offs of $59,000 during the second quarter of 2000 versus a net recovery of $1,000 for the second quarter of 1999. For the six-month periods ended June 30, 2000 and 1999, QNB had net charge-offs of $88,000 and net recoveries of $6,000, respectively. Net charge-offs represent .10 percent of average loans for the six months ended June 30, 2000.

Non-performing assets (non-accruing loans, loans past due 90 days or more, and other real estate owned) continued their positive trend downward during the first half of 2000 and amounted to .16 percent of total assets at June 30, 2000. This compares to .31 percent at June 30, 1999 and .25 percent at December 31, 1999. Non-accrual loans were $465,000 and $300,000 at June 30, 2000 and 1999.
Non-accrual loans at December 31, 1999 were $484,000. Other real estate owned was $104,000 and $531,000 at June 30, 2000 and 1999 and $348,000 at December 31,
1999. QNB sold the remaining property in July 2000.

There were no restructured loans as of June 30, 2000, December 31, 1999 or June 30, 1999 as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for loan losses was $3,108,000 and $3,196,000 at June 30, 2000 and December 31, 1999, respectively. The ratio of the allowance to total loans was
1.70 percent and 1.84 percent for the respective periods. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

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

At June 30, 2000 and 1999, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $401,000 and $207,000, respectively, of which $353,000 and $199,000 related to loans with no valuation allowance. At June 30, 2000 and 1999 there were $48,000 and $8,000 in impaired loans that had a valuation allowance against the entire amount. Most of the loans identified as impaired are collateral-dependent.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME

QNB, through its core banking business, generates various fees and service charges. Total non-interest income is composed of service charges on deposit accounts, mortgage servicing fees, gains on the sale of investment securities, gains on the sale of residential mortgages and student loans, and other miscellaneous fee income. QNB reviews all service charges and fee schedules related to its products and services on an annual basis. Except for an increase in overdraft fees during the first quarter of 1999 and the implementation of an ATM surcharge for non-QNB customers in June, 2000, QNB has not materially changed these fee schedules during 1999 or 2000. Total non-interest income increased $20,000 or 3.0 percent to $691,000 for the quarter ended June 30, 2000 when compared to June 30, 1999. For the six-month period total non-interest income decreased $36,000 or 2.7 percent to $1,308,000. Excluding gains on the sale of investment securities and loans during both periods, non-interest income for the three-month period increased $60,000 or 10.8 percent and for the six-month period increased $125,000 or 12.1 percent.

Fees for services to customers, the largest component of total non-interest income, is primarily comprised of service charges on deposit accounts. These fees increased 3.0 percent, to $307,000 from $298,000, when comparing the two quarters and 7.3 percent to $605,000 when comparing the six-month periods. An increase in overdraft fee income accounts for approximately $14,000 of the increase for the three-month period and $45,000 for the six-month period. During the first quarter of 1999, QNB increased its fee for overdrafts by 12.0 percent. An increase in fees related to the use of out-of-network ATMs contributed $4,000 to the overall increase for both the three and six month periods. A decline in service charge income on business deposit accounts offset some of these increases.

To date, when QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. Mortgage servicing fees for the quarter ended June 30, 2000 were $31,000 which represents a $2,000 increase from the same period in 1999. For the six-month period mortgage servicing fees decreased $3,000 or 4.8 percent to $60,000. The increase in mortgage servicing fees for the quarter is primarily a result of a decrease in the amortization of the mortgage servicing asset booked at the time the loan is sold offsetting the impact of lower income resulting from the servicing of fewer loans. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over a period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. During the second quarter of 2000, QNB amortized approximately $11,000 of the mortgage servicing asset compared to $14,000 during the second quarter of 1999. The average balance of mortgages serviced for others was $63,946,000 for the second quarter of 2000 compared to $68,720,000 for the second quarter of 1999. The average balance of mortgages serviced was approximately $64,521,000 for the six-month period ended June 30, 2000 compared to $68,127,000 for the first six months of 1999, a decline of 5.3 percent. Rising interest rates have reduced the amount of mortgage origination and sales activity. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

Gains on the sale of investment securities were $39,000 for the second quarter of 2000 and $105,000 for the first six months of 1999. This compares to gains of $77,000 in the second quarter of 1999 and $163,000 for the six-month period ended June 30, 1999. QNB owns a small portfolio of marketable equity securities. The gains recorded during both 2000 and 1999 relate to the sale of securities out of this portfolio. During the second quarter of 1999, QNB sold, at breakeven, approximately $7,000,000 of callable agency securities that were likely to be called. These securities were sold for liquidity reasons. There were no sales out of the fixed income portfolio during the second quarter of 2000.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

QNB recorded a gain of $38,000 on the sale of loans during the second quarter of 2000. This compares to a $40,000 gain for the same period in 1999. For the six-month periods ended June 30, 2000 and 1999 net gains on the sale of loans were $42,000 and $145,000, respectively. The sale of student loans accounts for $33,000 and $30,000 of the gains during the second quarter of 2000 and 1999. QNB sold approximately $1,719,000 and $1,497,000 in student loans during the second quarter of 2000 and 1999. Gains on the sale of student loans accounted for $36,000 and $33,000 of the total gains during the six-month periods ended June 30, 2000 and 1999, respectively.

The net gain on the sale of residential mortgage loans was $5,000 and $10,000 for the three-month periods ended June 30, 2000 and 1999 and $6,000 and $112,000 for the respective six-month periods. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Rising interest rates during late 1999 and the first two quarters of 2000 reduced the amount of mortgage origination and sales activity. QNB originated $683,000 and $1,377,000 in residential mortgages held for sale during the second quarter of 2000 and 1999 and $817,000 and $6,009,000 during the respective six-month periods. Proceeds from the sale of residential mortgages were approximately $524,000 and $1,844,000 during the second quarters of 2000 and 1999, respectively. For the six-month periods proceeds from the sale of residential mortgage loans amounted to $626,000 and $9,270,000. Declining interest rates at the end of 1998 presented an opportunity for many borrowers to refinance their mortgages at lower rates. This provided an opportunity for QNB to originate and sell more mortgages. The increase in interest rates during the first quarter of 1999, prevented QNB from selling these loans at a larger gain. As of June 30, 2000 and 1999, QNB had approximately $191,000 and $377,000 in mortgage loans classified as held for sale. These loans are accounted for at lower of cost or market.

Other operating income increased $49,000 or 21.6 percent to $276,000 when comparing the three-month periods ended June 30, 2000 and 1999 and $87,000 or
21.3 percent to $496,000 when comparing the six-month periods. Higher debit card income resulting from an increase in the number of transactions, contributed an additional $17,000 and $37,000 to other income for the three and six-month periods. The implementation of an ATM surcharge for non-QNB customers in June 2000 contributed $13,000 to other income. An increase in insurance commission income on consumer loans and commissions on official check transactions also contributed to the increase in other income when comparing the three and six-month periods. An increase in the earnings on the cash surrender value of life insurance contributed an additional $5,000 and $10,000 to other income for the three and six-month periods. These positive variances were offset by a decline in the recognition of rental income on other real estate owned of $13,000 for the six-month period. The rental income decreased as a result of the sale of some revenue generating properties.

The development of new products and services should help generate additional non-interest income and reduce QNB's reliance on net-interest income. An example was the introduction of QNB-Online, our Internet Banking and online bill-pay product, at the end of the first quarter of 2000.

NON-INTEREST EXPENSE

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, and various other operating expenses. Total non-interest expense of $2,506,000 for the quarter ended June 30, 2000 represents an increase of $46,000 or 1.9 percent from levels reported in the second quarter of 1999. Total non-interest expense for the six months ended June 30, 2000 was $4,878,000, an increase of $1,000 over 1999 levels.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (Continued)

Salaries and benefits, the largest component of non-interest expense, decreased $26,000 or 1.8 percent to $1,405,000 for the quarter ended June 30, 2000 compared to the same quarter in 1999. Salary expense decreased $18,000 or 1.6 percent during the period to $1,149,000 while benefits expense decreased $8,000 or 3.0 percent to $256,000. For the six-month period ended June 30, 2000 salaries and benefits expense decreased $44,000 or 1.5 percent compared to 1999. Salary expense decreased $23,000 or 1.0 percent while benefits expense decreased $21,000 or 3.8 percent. Excluding the accrual for bonuses in both years, salary expense increased $17,000 or 1.6 percent for the quarter and $47,000 or 2.2 percent for the six-month period. The decrease in benefits expense for both periods is primarily the result of a reduction in QNB's State unemployment tax rate.

Net occupancy expense increased $3,000 or 1.8 percent for the three-month periods and $6,000 or 1.8 percent when comparing the six-month periods ended June 30, 2000 and 1999. An increase in rent expense and an increase in depreciation on leasehold improvements related to the expansion and renovation of one branch at the end of 1999 contributed to the increase in net occupancy expense for both the three and six-month periods. Higher utility costs also contributed to the increase in net occupancy expense. These higher costs were partially offset by a reduction in expense for building repairs and maintenance, security expense and real estate taxes. Net occupancy expense will likely increase during the remainder of 2000 as a result of higher depreciation expense, repairs and maintenance expense and branch rent expense. These increased costs relate to the renovation of several locations as well as the opening of a new branch in Hilltown Township, Pennsylvania anticipated in the fall of 2000.

Furniture and equipment expense increased $8,000 or 3.7 percent when comparing the three-month periods ended June 30, 2000 and 1999, respectively and $25,000 or 5.9 percent when comparing the six-month periods. The increase in furniture and equipment expense for both the three-month and six-month periods is centered in depreciation and maintenance expense. The higher depreciation relates to the continued investment in technology as well as costs related to the renovation of the branch. QNB-Online, the check imaging system, the wide area network and a new telephone system are some examples of the technology implemented in the past two years. The increase in equipment maintenance costs relates to general increases in contract pricing as well as additional costs for maintenance on new systems. Furniture and equipment expense will increase during 2000 and 2001 as the new branch is put into service and a new bank-wide computer system is installed. Both should be completed during the fourth quarter of 2000.

Marketing expense increased $15,000 or 13.2 percent to $129,000 for the quarter ended June 30, 2000 but decreased $7,000 or 3.4 percent when comparing the six-month periods. Advertising expense increased $25,000 for the three-month period and $29,000 for the six-month period. The introduction of QNB-Online and the Treasury Select Money Market Product along with an increase in the advertising of loan products contributed to the increase in advertising expense. The increase in advertising expense for the quarter was partially offset by a $6,000 reduction in contributions and sponsorships. This difference is primarily the result of the timing of contributions. For the six-month period contributions and sponsorships decreased $21,000, primarily as a result of a large contribution during the first quarter of 1999. Promotional items decreased $13,000 when comparing the six-month periods.

Total other expense for the three months ended June 30, 2000 was $578,000, an increase of $46,000 or 8.6 percent over the same period in 1999. For the six-month period other expense increased $21,000 or 2.0 percent to $1,073,000. The major categories that comprise other expense are postage, supplies, professional services, telecommunication costs, insurance expense and state taxes. Professional fees increased $32,000 for

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (Continued)

the quarter and $40,000 for the six-month period. These increases resulted primarily from the outsourcing of the internal audit function and the use of a consultant for the selection of a new computer system. These costs were partially offset by a reduction in legal expense. Also contributing to the increase in other expense for the quarter were higher telephone, courier, state tax, ATM and debit card expenses. For the six-month period deposit insurance costs increased $13,000, postage expense $7,000 and debit card expense $16,000. Partially offsetting these increases was a $16,000 decrease in supplies expense and a $39,000 decrease in charged-off checking accounts.

INCOME TAXES

Applicable income taxes and effective tax rates were $332,000 or 23.4 percent for the three-month period ended June 30, 2000, and $341,000 or 24.4 percent for the same period in 1999. For the six-month period applicable income taxes and effective rates were $648,000 or 22.9 percent and $727,000 or 25.7 percent, respectively. The reduction in the effective tax rate when comparing 2000 to 1999 is a result of an increase in income from tax-exempt municipal securities and loans and an increase in dividend income subject to the 70 percent exclusion.

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 2000, QNB's net deferred tax asset was $2,350,000. Included in the deferred tax asset was $813,000 relating to the allowance for loan losses and $1,410,000 resulting from the SFAS No.115 adjustment for available-for-sale investment securities. As of December 31, 1999, QNB's net deferred tax asset was $2,335,000. A deferred tax asset of $843,000 relating to the allowance for loan losses and a $1,342,000 SFAS No.115 adjustment account for most of the deferred tax asset at December 31, 1999. At June 30, 1999, QNB's net deferred tax asset was $1,578,000. Included in the deferred tax asset was $802,000 relating to the allowance for loan losses and $586,000 resulting from the SFAS No. 115 adjustment.

BALANCE SHEET ANALYSIS

The Balance Sheet Analysis reviews average balance sheet data for the six months ended June 30, 2000 and 1999, as well as the period ending balances as of June 30, 2000 and December 31, 1999.

Average earning assets for the six-month period ended June 30, 2000 increased $23,746,000 or 7.6 percent to $335,415,000 from $311,669,000 for the six months ended June 30, 1999. Average investments and average loans increased $27,144,000 and $159,000, respectively while average Federal funds sold decreased $3,809,000. The large increase in the investment portfolio is a result of the growth in funding sources, both retail and wholesale, outpacing the growth in loans. The advance from the Federal Home Loan Bank funded approximately $16,000,000 of the increase in average investment securities when comparing the six-month periods.

Average mortgage loans declined $3,111,000 when comparing the six-month periods. The decline in the average balance of mortgage loans is a result of rising interest rates which has slowed down the origination of both new mortgage loans and refinances. In contrast, consumer loans, primarily home equity loans continue to increase. Average consumer loans increased $3,467,000 or 9.8 percent to $38,894,000 when comparing the six-month periods. The increase in consumer loans is primarily the result of aggressive fixed rate home equity loan promotions and pricing during the past two years. Average commercial loans increased slightly when

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

BALANCE SHEET ANALYSIS (Continued)

comparing the six-month periods. Growth in the commercial loan portfolio has been difficult as several of QNB's larger customers have sold their businesses and paid off their loans over the past year. Some growth was achieved during the second quarter of 2000 as total loans increased by $8,991,000 or 5.2 percent to $182,755,000 at June 30, 2000 from $173,764,000 at December 31, 1999.

In addition to borrowing from the Federal Home Loan Bank, the growth in average earning assets was funded by a reduction in cash retained for Year 2000 concerns and increases in interest-bearing demand accounts and time deposits. Average interest-bearing demand accounts increased $4,358,000, while average time deposits increased $2,621,000. Additional deposits by several municipalities, primarily account for the increase in interest-bearing demand deposits. Attractive rates on time deposits, relative to rates on other interest-bearing accounts along with the promotion of several time deposit specials over the past year contributed to the increase in time deposits. Average money market accounts increased $460,000 when comparing the six-month periods. However, money market account balances should increase further as a result of the introduction of the Treasury Select Money Market Account. Money market accounts at June 30, 2000 were $34,130,000 an increase of $4,128,000 or 13.8 percent compared to December 31, 1999. Average non-interest bearing deposits decreased $854,000 or 2.4 percent when comparing the six-month periods. Average total deposits increased
2.1 percent when comparing the six-month periods. The slow growth in deposits has created the need to look for other sources of funds, including the Federal Home Loan Bank and the purchase of Federal funds.

Total assets at June 30, 2000 were $362,778,000, compared with $350,489,000 at December 31, 1999, an increase of 3.5 percent for the six months. The increase in assets from December 31, 1999 is primarily in investment securities and loans which increased by $7,198,000 and $8,991,000, respectively. The increase in investment securities is primarily the result of the redeployment of excess Year 2000 cash into agency securities, tax-exempt State and municipal securities and equity securities. The increase in loans is the result of both new loans and seasonal line of credit usage. Commercial and industrial loans and home equity loans account for most of the increase in total loans. Other real estate owned decreased from $348,000 at December 31, 1999 to $104,000 at June 30, 2000 as a result of the sale of one property. The remaining property was sold on July 31, 2000.

Total deposits increased from $286,166,000 at December 31, 1999 to $295,187,000 at June 30, 2000 and short-term borrowings increased from $8,925,000 to $11,322,000 at these same dates. The $2,979,000 increase in non-interest bearing demand deposits from December 31, 1999 to June 30, 2000 is primarily the result of deposits by mortgage settlement companies for month-end mortgage settlements. These funds tend to stay on deposit for only a couple of days. Money market accounts increased by $4,128,000 as a result of the introduction of the Treasury Select Money Market account and the guaranteed 6.00 percent rate till December 31, 2000 for balances in excess of $25,000. Savings accounts increased $2,048,000 while time deposits decreased $2,187,000 from December 31, 1999 to June 30, 2000. The decline in time deposits is a result of the introduction of the Treasury Select Money Market account which provides a high rate of interest along with the ability to make deposits or withdrawals at any time. Extremely competitive rates for time deposits by other financial institutions have also had a negative impact on growth in these accounts. The increase in short-term borrowings is a result of an increase in cash management balances.

At June 30, 2000 the fair value of investment securities available-for-sale was $107,010,000 or $4,148,000 below the amortized cost of $111,158,000. This compares to a fair value of $97,609,000 or $3,947,000 below the amortized cost of $101,556,000 at December 31, 1999. An unrealized holding loss, net of taxes, of

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

 BALANCE SHEET ANALYSIS (Continued)

$2,738,000 and $2,604,000 was recorded as a decrease to shareholders' equity at June 30, 2000 and December 31, 1999. The increase in interest rates, combined with the inverted shape of the yield curve as well as the purchase of some mortgage-backed securities during the first quarter of 2000 contributed to the increase in the unrealized holding loss.

The available-for-sale portfolio had a weighted average maturity of approximately 8 years at June 30, 2000 and 7 years at December 31, 1999. The weighted average tax-equivalent yield was 6.68 percent and 6.58 percent at June 30, 2000 and December 31, 1999. The weighted average maturity is based on the stated contractual maturity of all securities except for mortgage-backed securities, which are based on estimated average life. The maturity of the portfolio may be shorter because of call features in many debt securities and because of prepayments on mortgage-backed securities. The interest rate sensitivity analysis reflects the expected maturity distribution of the securities portfolio based upon estimated call dates and anticipated cash flows assuming management's most likely interest rate environment. The expected weighted average life of the available-for-sale portfolio was 7 years, 2 months at June 30, 2000 and 6 years, 6 months at December 31, 1999, based on these assumptions. The slight extension of the expected average life of the portfolio is a result of the purchase of some longer-term mortgage-backed securities and tax-exempt municipal securities and the lengthening of the CMO portfolio caused by higher interest rates and the inversion of the Treasury yield curve. If rates were to decline by 100 or 200 basis points the average life of the available-for-sale portfolio would decline to 6 years or 3 years, 6 months, respectively. Falling rates would create additional cash flow from the prepayment on mortgage-backed securities and CMOs. In addition, some callable agency securities would likely be called, creating additional cash flow.

Investment securities held-to-maturity are reported at amortized cost. As of June 30, 2000 and December 31, 1999, QNB had securities classified as held-to-maturity with an amortized cost of $46,099,000 and $48,302,000 and a market value of $44,619,000 and $46,572,000, respectively. The held-to-maturity portfolio had a weighted average maturity of approximately 6 years, 4 months at June 30, 2000 and 6 years at December 31, 1999. The weighted average tax-equivalent yield was 6.47 percent and 6.46 percent at June 30, 2000 and December 31, 1999. The increase in the average maturity is a result of the lengthening in the average life of the mortgage-backed portfolio caused by higher interest rates. As interest rates increase mortgage prepayments and mortgage refinance activity slows causing these securities to extend their average life.

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

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale were $122,486,000 and $118,196,000 at June 30, 2000 and
December 31, 1999. These sources were adequate to meet seasonal deposit withdrawals during the first half of 2000 and should be adequate to meet normal fluctuations in

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY (Continued)

loan demand and or deposit withdrawals. During the second quarter of 2000, QNB used both its Federal funds line and overnight borrowings from the Federal Home Loan Bank to fund loan growth. Management determined it was more beneficial to use these short-term borrowing vehicles to fund the demand than to sell investment securities. Approximately $39,113,000 and $43,963,000 of available-for-sale securities at June 30, 2000 and December 31, 1999 were pledged as collateral for repurchase agreements and deposits of public funds as required by law.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. QNB's cash and cash equivalents decreased $4,387,000 to $14,965,000 at June 30, 2000. This compares to a $474,000 decrease during the first six months of 1999. The large decrease in cash in 2000 is a result of liquidity planning for potential Year 2000 concerns. QNB increased cash at the end of 1999 as a contingency plan for any potential Year 2000 problems. This excess cash was reinvested in investment securities in January and February of 2000 after Year 2000 concerns passed.

After adjusting net income for non-cash transactions, operating activities provided $3,874,000 in cash flow in the first six months of 2000, compared to $6,953,000 in the same period of 1999. A higher volume of residential mortgage loan activity in 1999 accounted for most of the difference between the periods.

Net cash used by investing activities was $18,526,000 during the first half of 2000. Loan growth, particularly during the second quarter of 2000, created a net increase in loans and a use of cash of $10,826,000 during the first six months of 2000. In addition, the purchase of investment securities exceeded the maturity, call and sale of securities by $7,286,000 during the first half of 2000. Most of this activity relates to the reinvestment of the excess Year 2000 cash buildup. With the increase in interest rates at the end of 1999 and early 2000, cash flow from mortgage-backed securities and from callable bonds slowed, reducing liquidity and the amount of cash available for reinvestment. Net cash used by investing activities was $41,333,000 during the first six months of 1999. The purchase of investment securities exceeded the maturity, call and sale of securities by $34,652,000 during the first half of 1999. The $25,000,000 wholesale funding transaction provided most of the additional cash for the purchases. An increase in Federal funds sold of $3,431,000 and loans of $3,152,000 were also a use of cash during 1999.

Net cash provided by financing activities was $10,265,000 during the first half of 2000 and $33,906,000 during the six months of 1999. Increases in both non-interest bearing demand accounts and interest-bearing deposits provided $9,021,000 during the first six months of 2000. The introduction of the Treasury Select Money Market Account provided the impetus for much of the growth in interest-bearing deposits. Short-term borrowings increased $2,397,000 during the first half of 2000, with cash management accounts increasing $2,747,000 and Federal funds purchased decreasing $476,000 during this period. The cash dividend of $712,000 and the purchase of $466,000 of treasury stock during the first six months of 2000 were a both a use of cash and a reduction to shareholder's equity. Net cash provided by financing activities was $33,906,000 during the first half of 1999 and $9,833,000 during the first half of 1998. Federal Home Loan Bank advances provided $25,000,000 in funding during the second quarter of 1999. Another source of funds in 1999 was time deposits, which increased $10,286,000 during the first six months of 1999. Time deposits over $100,000 accounted for $8,441,000 of the total increase. These deposits tend to be short-term in nature and pay a higher rate of interest. During the first half of 1999 short-term borrowings, primarily cash management accounts, decreased by $3,831,000.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB's shareholders' equity at June 30, 2000 was $28,355,000 or 7.82 percent of total assets compared to shareholders' equity of $27,462,000 or 7.84 percent at December 31, 1999. Shareholders' equity at June 30, 2000 includes a negative adjustment of $2,738,000 related to unrealized holding losses, net of taxes, on investment securities available-for-sale, while shareholders' equity at December 31, 1999 includes a negative adjustment of $2,604,000. Without these adjustments shareholders' equity to total assets would have been 8.57 percent and 8.58 percent at June 30,1999 and December 31, 1999.

On March 30, 2000, the Board of Directors of QNB Corp. approved a plan to repurchase up to 4.99 percent of the shares of QNB Corp's outstanding common stock in open market and privately negotiated transactions. As of June 30, 2000 16,169 shares had been repurchased at a cost of $466,000. These shares are recorded as Treasury stock at cost and reduce total shareholder's equity. During the second quarter the Board of Directors declared a 5 percent stock dividend payable June 30, 2000. Per share information has been adjusted to reflect the impact of the stock dividend.

Shareholders' equity averaged $30,656,000 for the first six months of 2000 and $28,880,000 during all of 1999, an increase of 6.2 percent. The ratio of average total equity to average total assets improved to 8.58 percent for 2000, compared to 8.38 percent for 1999. The increase in the equity to asset ratio is a function of higher net income and modest growth in average assets since the end of 1999. The ratio increased despite the 18.3 percent increase in the cash dividend and the repurchase of common stock, both of which reduce shareholder's equity.

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

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based and 4.00 percent for leverage. Under the requirements, QNB has a Tier I capital ratio of 14.74 percent and 15.25 percent, a total risk-based ratio of 15.99 percent and 16.50 percent and a leverage ratio of 8.40 percent and 8.38 percent at June 30, 2000 and December 31, 1999, respectively.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At June 30, 2000 and December 31, 1999 QNB met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively, and a Tier I leverage ratio of 5.00 percent.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

INTEREST RATE SENSITIVITY

Since the assets and liabilities of QNB have diverse re-pricing characteristics that influence net interest income, management analyzes interest sensitivity through the use of gap analysis and simulation models. Interest rate sensitivity management seeks to minimize the effect of interest rate changes on net interest margins and interest rate spreads, and to provide growth in net interest income through periods of changing interest rates. The Asset/Liability Management Committee (ALCO) is responsible for managing interest rate risk and for evaluating the impact of changing interest rate conditions on net interest income. Gap analysis measures the difference between volumes of rate-sensitive assets and liabilities and quantifies these re-pricing differences for various time intervals. Static gap analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income since changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously. Interest rate sensitivity analysis also involves assumptions on certain categories of assets and deposits. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest re-pricing opportunity. Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow. Savings accounts, including passbook, statement savings, money market, and interest-bearing demand accounts, do not have a stated maturity or re-pricing term and can be withdrawn or re-priced at any time. This may impact QNB's margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the re-pricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. A positive gap results when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities. A negative gap results when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets.

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management's assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or re-pricing characteristics of the balance sheet. The assumptions are based on what management believes at that time to be the most likely interest rate environment. Management also evaluates the impact of higher and lower interest rates.

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

In the event QNB should experience a mismatch in its desired gap ranges or an excessive decline in its net interest income subsequent to an immediate and sustained change in interest rates, it has a number of options which it could utilize to remedy such a mismatch. QNB could restructure its investment portfolio through the sale or purchase of securities with more favorable re-pricing attributes. It could also emphasize loan products with appropriate maturities or re-pricing attributes, or it could attract deposits or obtain borrowings with desired maturities.

No material changes in QNB's interest rate risk, market risk or strategies occurred during the current period. A detailed discussion of market risk is provided in the Form 10-K for the period ended December 31, 1999.

The nature of QNB's current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At June 30, 2000, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

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

                                 JUNE 30, 2000

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          None.

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to Vote of Securities Holders

          The 2000 Annual Meeting (the "Meeting") of the shareholders of QNB Corp. (the Registrant") was held on May 16, 2000. Notice of the Meeting was mailed to shareholders of record on or about April 14, 2000, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

          The Meeting was held for the following purpose:
          (1) To elect three (3) Directors

          There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker non-votes for each of the nominees for election to the Board of Directors were as follows:

          Nominee                              For                     Withhold
          -------                              ---                     --------
          Thomas J. Bisko                    1,210,996                  2,063
          Dennis Helf                        1,204,616                  8,443
          Donald T. Knauss                   1,211,252                  1,807

          The continuing directors of the Registrant are:
          Gary S. Parzych, Norman L. Baringer, Charles M. Meredith, III, Kenneth F. Brown, Jr., Henry L. Rosenberger and Edgar L. Stauffer.

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

Exhibit 11

               Statement Re: Computation of Earnings Per Share. (Included in
               Part I, Item I, hereof.)

Exhibit 27     Financial Data Schedule


               (b) Reports on Form 8-K

                   Filed April 7, 2000, Plan approved by QNB Corp.'s Board of Directors to repurchase up to 4.99 percent of the Registrant's shares of outstanding common stock in the open market or privately negotiated transactions.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             QNB Corp.




Date: August 11, 2000                        By:
      ---------------                            -------------------------------
                                                 Thomas J. Bisko
                                                 President/CEO


Date: August 11, 2000                        By:
      ---------------                            -------------------------------
                                                 Robert C. Werner
                                                 Vice President


Date: August 11, 2000                        By:
      ---------------                            -------------------------------
                                                 Bret H. Krevolin
                                                 Chief Accounting Officer