Form 10-Q
period 2000-09-30
QNB CORP
filed 2000-11-13
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------


                                    FORM 10-Q

(Mark One)

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          SEPTEMBER 30, 2000
                               -------------------------------------------------

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________________ to ______________________


                         Commission file number 0-17706
                                               ---------------------------------


                                    QNB CORP.
    -----------------------------------------------------------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at November 10, 2000
Common Stock, par value $1.25                             1,484,951

                            QNB CORP. AND SUBSIDIARY

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                                   PAGE

         Consolidated Statements of Income for Three and
           Nine Months Ended September 30, 2000 and 1999 ....................  1

         Consolidated Balance Sheets at September 30, 2000
           and December 31, 1999 ............................................  2

         Consolidated Statements of Cash Flows for Nine
           Months Ended September 30, 2000 and 1999 .........................  3

         Notes to Consolidated Financial Statements .........................  4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION ...............................  7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
           MARKET RISK ...................................................... 22


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS .................................................. 23

ITEM 2.  CHANGES IN SECURITIES .............................................. 23

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .................................... 23

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS ............. 23

ITEM 5.  OTHER INFORMATION .................................................. 23

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ................................... 23

QNB CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

                                                                                      (in thousands, except share data)
                                                                                                  (Unaudited)
============================================================================================================================
                                                                                  THREE MONTHS               NINE MONTHS
                                                                              ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                                              2000          1999         2000           1999
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans ............................................    $ 3,741       $ 3,531     $ 10,880      $ 10,698
Interest and dividends on investment securities:
     Taxable ..........................................................      2,144         2,143        6,364         5,718
     Tax-exempt .......................................................        349           298          998           732
Interest on Federal funds sold ........................................        135            38          161           157
Interest on interest-bearing balances .................................          6             1           14             2
----------------------------------------------------------------------------------------------------------------------------
         Total interest income ........................................      6,375         6,011       18,417        17,307
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest on deposits
     Interest-bearing demand accounts .................................        192           141          492           339
     Money market accounts ............................................        428           198          915           588
     Savings ..........................................................        187           178          545           523
     Time .............................................................      1,613         1,436        4,696         4,305
     Time over $100,000 ...............................................        321           341          842           938
Interest on short-term borrowings .....................................        114           109          346           297
Interest on Federal Home Loan Bank advances ...........................        345           328        1,008           559
----------------------------------------------------------------------------------------------------------------------------
         Total interest expense .......................................      3,200         2,731        8,844         7,549
----------------------------------------------------------------------------------------------------------------------------
         Net interest income ..........................................      3,175         3,280        9,573         9,758
Provision for loan losses .............................................          -            60            -           180
----------------------------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses ..........      3,175         3,220        9,573         9,578
----------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Fees for services to customers ........................................        329           318          934           882
Mortgage servicing fees ...............................................         22            32           82            95
Net gain (loss) on investment securities available-for-sale ...........         51          (142)         156            21
Net gain on sale of loans .............................................         16            21           58           166
Other operating income ................................................        251           192          747           601
----------------------------------------------------------------------------------------------------------------------------
         Total non-interest income ....................................        669           421        1,977         1,765
----------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and employee benefits ........................................      1,400         1,430          4,225       4,299
Net occupancy expense .................................................        199           162            531         488
Furniture and equipment expense .......................................        256           231            706         656
Marketing expense .....................................................         76            78            274         283
Other expense .........................................................        605           517          1,678       1,569
----------------------------------------------------------------------------------------------------------------------------
         Total non-interest expense ...................................      2,536         2,418          7,414       7,295
----------------------------------------------------------------------------------------------------------------------------
     Income before income taxes .......................................      1,308         1,223          4,136       4,048
Provision for income taxes ............................................        288           281            936       1,008
----------------------------------------------------------------------------------------------------------------------------
     NET INCOME .......................................................    $ 1,020         $ 942        $ 3,200     $ 3,040
============================================================================================================================
     NET INCOME PER SHARE - BASIC .....................................      $ .68         $ .62         $ 2.13      $ 2.02
============================================================================================================================
     NET INCOME PER SHARE - DILUTED....................................      $ .68         $ .62         $ 2.13      $ 2.01
============================================================================================================================
     CASH DIVIDENDS PER SHARE .........................................      $ .24         $ .20          $ .71       $ .60
============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

QNB CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                                                      (in thousands)
                                                                                       (Unaudited)
----------------------------------------------------------------------------------------------------------
                                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                                       2000           1999
----------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks ...................................................        $ 13,835       $ 19,352
Federal funds sold ........................................................           4,212              -
Investment securities
     available-for-sale ...................................................         110,748         97,609
     held-to-maturity (market value $43,142 and $46,572) ..................          44,170         48,302
Total loans, net of unearned income of $189 and $235 ......................         181,638        173,764
     Allowance for loan losses ............................................          (2,945)        (3,196)
----------------------------------------------------------------------------------------------------------
          Net loans .......................................................         178,693        170,568
Premises and equipment, net ...............................................           5,669          4,840
Other real estate owned ...................................................               -            348
Accrued interest receivable ...............................................           2,224          2,045
Other assets ..............................................................           7,179          7,425
----------------------------------------------------------------------------------------------------------
Total assets ..............................................................       $ 366,730      $ 350,489
==========================================================================================================
LIABILITIES
Deposits
     Demand, non-interest-bearing .........................................       $ 35,268        $ 35,510
     Interest bearing demand accounts .....................................         47,274          47,448
     Money market accounts ................................................         43,143          30,002
     Savings ..............................................................         35,468          35,660
     Time .................................................................        116,288         117,160
     Time over $100,000 ...................................................         18,084          20,386
----------------------------------------------------------------------------------------------------------
          Total deposits ..................................................        295,525         286,166
Short-term borrowings .....................................................         13,701           8,925
Federal Home Loan Bank advances ...........................................         25,000          25,000
Accrued interest payable ..................................................          1,306           1,420
Other liabilities .........................................................          1,490           1,516
----------------------------------------------------------------------------------------------------------
Total liabilities .........................................................        337,022         323,027
----------------------------------------------------------------------------------------------------------
Commitments and contingencies

SHAREHOLDERS' EQUITy
Common stock, par value $1.25 per share;
     authorized 5,000,000 shares; issued 1,511,965 shares and 1,509,029
     shares issued; 1,486,601 and 1,509,029 shares outstanding ............          1,800           1,796
Surplus ...................................................................          4,479           4,458
Retained earnings .........................................................         25,942          23,812
Accumulated other comprehensive loss ......................................         (1,790)         (2,604)
Treasury stock, at cost; 25,364 shares at September 30, 2000 ..............           (723)              -
----------------------------------------------------------------------------------------------------------
Total shareholders' equity ................................................         29,708          27,462
----------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity ................................      $ 366,730       $ 350,489
==========================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

QNB CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         (in thousands)
                                                                                          (Unaudited)
----------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30,                                                       2000           1999
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income ...................................................................   $ 3,200        $ 3,040
  Adjustments to reconcile net income to net cash provided by operating activities
     Provision for loan losses .................................................         -            180
     Depreciation and amortization .............................................       521            464
     Securities gains ..........................................................      (156)           (21)
     Net gain on sale of loans .................................................       (58)          (166)
     Proceeds from sales of residential mortgages ..............................     1,143         10,562
     Originations of residential mortgages held-for-sale .......................    (1,258)        (7,219)
     Proceeds from sales of student loans ......................................     2,173          2,090
     Gain on sale of other real estate owned ...................................       (18)          (107)
     Deferred income tax provision .............................................       113             23
     Change in income taxes payable ............................................        32              -
     Net increase in interest and dividends receivable .........................      (179)          (294)
     Net amortization of premiums and discounts ................................       (32)             4
     Net (decrease) increase in interest payable ...............................      (114)           263
     Increase in other assets ..................................................      (319)          (546)
     Decrease in other liabilities .............................................       (26)           (87)
----------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities .................................     5,022          8,186
----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from maturities and calls of investment securities
     available-for-sale ........................................................    17,199         18,195
     held-to-maturity ..........................................................     4,813         10,775
  Proceeds from sales of investment securities
     available-for-sale ........................................................     3,735         12,834
  Purchase of investment securities
     available-for-sale ........................................................   (32,646)       (71,215)
     held-to-maturity ..........................................................      (686)       (10,909)
  Net (increase) decrease in Federal funds sold ................................    (4,212)         4,869
  Net increase in loans ........................................................   (10,125)        (1,895)
  Net purchases of premises and equipment ......................................    (1,350)          (409)
  Proceeds from the sale of other real estate owned ............................       366            364
----------------------------------------------------------------------------------------------------------
     Net cash used by investing activities .....................................   (22,906)       (37,391)
----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net decrease in non-interest-bearing deposits ................................      (242)        (3,525)
  Net increase in interest-bearing deposits ....................................     9,601          9,628
  Net increase (decrease) in short-term borrowings .............................     4,776         (2,807)
  Proceeds from Federal Home Loan Bank advances ................................         -         25,000
  Cash dividends paid ..........................................................    (1,070)          (904)
  Proceeds from issuance of common stock .......................................        25             25
  Purchases of treasury stock ..................................................      (723)             -
----------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities .................................    12,367         27,417
----------------------------------------------------------------------------------------------------------
     Decrease in cash and cash equivalents .....................................    (5,517)        (1,788)
     Cash and cash equivalents at beginning of year ............................    19,352         14,020
----------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period ................................  $ 13,835       $ 12,232
==========================================================================================================
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid ................................................................   $ 8,958       $  7,286
  Income taxes paid ............................................................       775            970
  Non-Cash Transactions
     Change in net unrealized holding gains (losses), net of taxes, on
     investment securities .....................................................       814          (2,833)


The accompanying notes are an integral part of the consolidated financial statements.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2000 AND 1999, AND DECEMBER 31, 1999
                                  (UNAUDITED)

1.   REPORTING AND ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of QNB Corp. and its wholly owned subsidiary, The Quakertown National Bank, (QNB). All significant intercompany accounts and transactions are eliminated in the consolidated statements.

The consolidated balance sheet as of September 30, 2000, as well as the respective statements of income and cash flows for the three and the nine month periods ended September 30, 2000 and 1999, are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in QNB's 1999 Annual Report incorporated in the Form 10-K.

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

2.   PER SHARE DATA

The following sets forth the computation of basic and diluted earnings per share (share and per share data have been restated to reflect the 5% stock dividend issued June 30, 2000 and are not in thousands):

                                              For the Three Months      For the Nine Months
                                               Ended September 30,      Ended September 30,
                                            -----------------------   -----------------------

                                                2000        1999         2000         1999
                                            ----------   ----------   ----------   ----------

Numerator for basic and diluted earnings
per share-net income ....................   $    1,020   $      942   $    3,200   $    3,040

Denominator for basic earnings per share-
weighted average shares outstanding .....    1,490,787    1,508,165    1,503,201    1,506,958

Effect of dilutive securities-employee
stock options ...........................          226        4,275          178        7,006

Denominator for diluted earnings per
share-adjusted weighted average
shares outstanding ......................    1,491,013    1,512,440    1,503,379    1,513,964

Earnings per share-basic ................   $     0.68   $     0.62   $     2.13   $     2.02
Earnings per share-diluted ..............   $     0.68   $     0.62   $     2.13   $     2.01

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2000 AND 1999, AND DECEMBER 31, 1999
                                   (UNAUDITED)

2.   PER SHARE DATA (Continued)

There were 48,195 and 28,140 stock options that were anti-dilutive for the three-month periods ended September 30, 2000 and 1999 and 48,195 and 15,540 stock options that were anti-dilutive for the nine-month period ended September 30, 2000 and 1999.

3.   COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business entity during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the periods ended September 30, 2000 and 1999 (net of the income tax effect):


                                               For the Three Months   For the Nine Months
                                               Ended September 30,    Ended September 30,
                                               --------------------   -------------------

                                                 2000        1999       2000       1999
                                               --------    --------   --------   --------

Unrealized holding gains (losses) arising      $   982    ($  874)   $   917    ($2,819)
during the period on securities held........

Reclassification adjustment equal to
  beginning unrealized for all sold
  securities ...............................       (34)        94       (103)       (14)

Net change in unrealized during the period..       948       (780)       814     (2,833)
  period

Unrealized, beginning of period ............    (2,738)    (1,137)    (2,604)       916
                                               -------    -------    -------    -------
Unrealized, end of period ..................   ($1,790)   ($1,917)   ($1,790)   ($1,917)
                                               =======    =======    =======    =======

Net income .................................   $ 1,020    $   942    $ 3,200    $ 3,040
Other comprehensive (loss) income, net
  of tax:
    Unrealized holding gains (losses)
      arising during the period ............       948       (780)       814     (2,833)
    Comprehensive Income ...................   $ 1,968    $   162    $ 4,014    $   207
                                               =======    =======    =======    =======

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2000 AND 1999, AND DECEMBER 31, 1999
                                   (UNAUDITED)

4.   STOCK REPURCHASE PLAN

In March of 2000, the Board of Directors of QNB Corp. authorized the repurchase of up to 4.99 percent or 75,410 shares of QNB Corp's outstanding common stock. Such repurchases may be made in open market or privately negotiated transactions. The repurchased shares will be held in treasury and will be available for general corporate purposes. As of September 30, 2000 QNB Corp. repurchased 25,364 shares at an average cost of $28.51 per share.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2000 AND 1999, AND DECEMBER 31, 1999
                                   (UNAUDITED)

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

RESULTS OF OPERATIONS-SUMMARY

QNB recorded earnings of $1,020,000 or $.68 per share on a diluted basis for the three month period ended September 30, 2000. This represents an 8.3 percent increase from net income of $942,000 or $.62 per share-diluted reported for the third quarter of 1999. For the nine month periods ended September 30, 2000 and 1999, net income was $3,200,000 and $3,040,000, respectively, an increase of 5.3 percent. Net income per share diluted was $2.13 and $2.01 for the corresponding nine-month periods.

When comparing the two quarters an increase in non-interest income offset a decline in net interest income and an increase in non-interest expense. The cost of acquiring and retaining deposits and short-term borrowings has increased to a greater degree than the rates earned on loans and investments. This has resulted in a decline in both net interest income and the net interest margin. When comparing the three-month periods ended September 30, 2000 and 1999, net interest income decreased 3.2 percent despite a 4.2 percent increase in average earning assets. Net interest income which represents interest income, dividends, and fees on earning assets, less interest expense incurred on funding sources, declined to $3,175,000 for the quarter ended September 30, 2000 as compared to $3,280,000 for the quarter ended September 30, 1999. The net interest margin declined to 3.88 percent during the third quarter of 2000 from 4.13 percent for the third quarter of 1999. The increased cost of funds is a result of higher promotional rates on the Treasury Select Money Market account and the competitive nature of the local market for certificates of deposit. The net interest margin was also negatively impacted by a large influx of short-term deposits during the third quarter of 2000 that earned a rate only slightly lower than the assets they were invested in.

Non-interest income increased from $421,000 during the third quarter of 1999 to $669,000 for the three months ended September 30, 2000, an increase of 58.9 percent. Excluding gains and losses on the sale of investment securities and loans during both periods, non-interest income increased approximately $60,000 or 11.1 percent.

During the third quarter of 1999, in response to rising interest rates, QNB sold some lower yielding securities at a loss of approximately $150,000 and reinvested the proceeds in higher yielding securities. During the third quarter of 2000, QNB sold some equity securities at a gain of approximately $51,000. An increase in fee income related to debit card and ATM transactions also contributed to the increase in non-interest income when comparing the three-month periods.

Non-interest expense increased $118,000 or 4.9 percent from $2,418,000 for the third quarter of 1999 to $2,536,000 for the three months ended September 30, 2000. An increase in professional fees resulting from the outsourcing of the internal audit function and costs associated with the installation and conversion of a new computer system contributed to the increase in non-interest expense. Additional costs related to the computer conversion will also impact the results for the fourth quarter of 2000, its anticipated completion date. Higher facility and equipment expense also contributed to the increase in non-interest expense. Personnel expense decreased 2.1 percent when comparing the two quarters. The continued low level of non-performing assets enabled QNB to eliminate its provision for loan losses. This expense was $60,000 during the third quarter of 1999.

Return on average assets was 1.09 percent and 1.04 percent while the return on average equity was 13.03 percent and 12.82 percent for the three months ended September 30, 2000 and 1999, respectively. For the nine-month periods ended September 30, 2000 and 1999, return on average assets was 1.18 percent and 1.19 percent and the return on average equity was 13.87 percent and 14.22 percent, respectively.

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

Net interest income decreased 3.2 percent to $3,175,000 for the quarter ended September 30, 2000 as compared to $3,280,000 for the quarter ended September 30, 1999. The yield on earning assets on a tax-equivalent basis was 7.52 percent for the third quarter of 2000 versus 7.35 percent for the third quarter of 1999, while the rate paid on interest-bearing liabilities was 4.21 percent and 3.74 percent for the same periods. Interest rates on deposit accounts and short-term borrowings have increased to a greater degree than rates on loans and investment securities as market interest rates have increased, resulting in a decline in the net interest margin. The net interest margin on a tax-equivalent basis declined 25 basis points to 3.88 percent for the three-month period ended September 30, 2000 compared with 4.13 percent for the same period in 1999. The net interest margin for the third quarter of 2000 of 3.88 percent compares to a net interest margin of 4.10 percent for the second quarter of 2000. The decrease between the second and third quarters of 2000 is primarily the result of a 20 basis point increase in the cost of funds and a 2 point decrease in the yield on earning assets. The increased cost of funds is a result of higher promotional rates on the Treasury Select Money Market account and the competitive nature of the local market for certificates of deposit. The net interest margin was also negatively impacted by a large influx of short-term deposits during the third quarter of 2000 that earned a rate only slightly lower than the assets they were invested in. A 4.2 percent increase in average earning assets helped offset the negative impact of a declining net interest margin.

The yield on earning assets increased when comparing the two quarters as interest rates, as represented by the United States Treasury yield curve, increased during the later part of 1999 and early 2000. The increase in the yield on earning assets is primarily centered in loans, whose yield increased from 8.20 percent for the third quarter of 1999 to 8.38 percent for the third quarter of 2000. However, since the end of the second quarter of 1999 through the end of the third quarter of 2000, the Prime rate on loans has increased 175 basis points from 7.75 percent to 9.50 percent. While QNB will see some benefit in 2000 and 2001 from these prime rate increases, the overall yield on the loan portfolio will not increase proportionately since only approximately 13 percent of the portfolio re-prices immediately with changes in the prime rate. The current yield on loans has been negatively impacted by the decline in rates that occurred in 1998. As rates hit historically low levels during 1998, many borrowers, including commercial and consumer, selected fixed rate rather than variable rate loans. Therefore, the loan portfolio has yielded minimal benefit from rising rates during 1999 and 2000. Another factor in the decline in the yield on loans is the current competitive environment for loans, both commercial and consumer, from both banks and non-banks, which has prevented the rates from increasing to the degree that Treasury rates and the Prime rate have increased. QNB anticipates that the yield on loans will continue to increase during 2000 as the impact of the increase in market interest rates are factored into new loans as well as the impact of these higher rates on loans that do re-price over time. Some of this impact has been realized as the yield on loans for the third quarter of 2000 of 8.38 percent was an increase from the 8.11 percent for the fourth quarter of 1999 and 8.15 percent for the first quarter of 2000.

When comparing the third quarter of 2000 to the third quarter of 1999, the yield on investment securities increased to 6.61 percent from 6.47 percent. QNB has been able to maintain the yield on investment securities through various interest rate environments by actively managing its portfolio. When rates fell in 1998 and cash flow increased as a result of prepayments on mortgage-backed securities and callable agency securities, QNB was able to reduce the negative impact on the yield in 1998 and 1999 by purchasing mortgage-backed securities, whose yields did not decline to the same degree as Treasury securities and by lengthening the average life of the portfolio with the purchase of some higher yielding but longer term callable agency securities and tax-exempt municipal securities. With the rise in rates in 1999, cash flow from mortgage-backed securities and callable agency securities slowed resulting in fewer dollars being reinvested at the higher rates. To take advantage of the higher interest rate environment, QNB, during the third and fourth quarters of 1999, sold, at a loss of $256,000, approximately $9,500,000 of securities yielding 6.25%, and reinvested the proceeds in securities yielding 7.50 percent. This transaction benefited QNB by increasing interest income in 2000. Also positively impacting the yield during 2000 was the reinvestment of the excess liquidity created by the Year 2000 issue at these higher interest rates. The yield on the overall portfolio during the third quarter of 2000 was negatively impacted by the need to invest approximately $16,000,000 in short-term temporary deposits into short-term investments that paid slightly over the Federal funds rate. As of September 30, 2000 the majority of these short-term deposits are no longer at QNB.

Total interest expense increased $469,000 during the third quarter of 2000 to $3,200,000. Rising market interest rates combined with the successful promotion of the Treasury Select Money Market account and the competition for time deposits caused rates on both deposits accounts and short-term borrowings to increase when comparing the two quarters. The yield on interest bearing deposits increased from 3.60 percent to 4.10 percent while the yield on short-term borrowings increased from 3.72 percent to 4.15 percent for the quarters ended September 30, 1999 and 2000. The yield on interest-bearing demand accounts increased 36 basis points while the yield on time deposits and money market accounts increased 41 basis points and 150 basis points. The Treasury Select Indexed Money Market account, introduced at the end of the first quarter of 2000, is a variable rate account indexed to a percentage of the monthly average of the 91-day Treasury bill rate based on balances in the account. This product pays a minimum 6.00 percent yield through the end of 2000 for accounts with balances over $25,000. The average balance in these accounts for the third quarter of 2000 was $14,201,000 and the balance as of September 30, 2000 was $16,904,000 or 39.2 percent of total money market accounts. The increase in the rate paid on time deposit accounts is a result of the competitive interest rate environment for deposits, especially time deposits and the re-pricing of lower rate time deposits at higher rates upon renewal. The increase in the yield on short-term borrowings is a result of higher rates paid on cash management accounts.

For the nine-month period ended September 30, 2000, net interest income decreased $185,000 or 1.9 percent to $9,573,000. On a tax-equivalent basis net interest income decreased $42,000 or .4 percent. The smaller percentage decrease on a tax-equivalent basis is the result of an increase in the proportion of tax-exempt earning assets, particularly investment securities, to total earning assets. The 6.4 percent growth in average earning assets was offset by a 28 basis point decline in the net interest margin. Excluding the impact of the wholesale funding transaction average earning assets increased 3.2 percent and the net interest margin declined by 20 basis points. Total interest income increased $1,110,000 from $17,307,000 to $18,417,000 when comparing the nine-month periods ended September 30, 1999 to September 30, 2000. The yield on earning assets increased from 7.46 percent to 7.50 percent, with the yield on loans increasing from 8.26 percent to 8.28 percent. During the nine-month period the yield on investment securities increased from 6.53 percent to 6.65 percent. Average investment securities increased 13.3 percent to $158,317,000 while average loans increased 1.3 percent to $178,247,000. Total interest expense increased $1,295,000 or 17.2 percent from $7,549,000 to $8,844,000 for the nine-month periods with the interest on the Federal Home Loan Bank advances accounting for $449,000 of the increase and interest expense on money market accounts and time deposits contributing $327,000 and $295,000 to the increase. The yield on interest-bearing liabilities increased from 3.69 percent to 4.03 percent. Average interest-bearing deposits increased 3.6 percent to $256,648,000, while total average interest-bearing liabilities increased 7.1 percent to $292,886,000. The primary difference in the percent change is the impact of the borrowings from the Federal Home Loan Bank, entered into at the end of April 1999.

QNB anticipates the net interest margin to decline further in the fourth quarter of 2000 before recovering slightly during the first and second quarters of 2001. The improvement in the net interest margin in 2001 should result from higher yields on loans, as existing loans re-price and new loans are booked at higher rates, and the end of the promotional rate on the Treasury Select Indexed Money Market account.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents management's determination of the amount necessary to be charged to operations to bring the allowance for loan loss to a level considered adequate in relation to the risk of loss in the loan portfolio. Actual loan losses, net of recoveries, serve to reduce the allowance.

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

There was no provision for loan losses for either the three or nine-month period ended September 30, 2000. The provision for loan losses was $60,000 and $180,000 for the three and nine-month periods ended September 30, 1999. QNB's management determined no provision for loan losses was necessary in 2000 as a result of continued low levels of non-performing assets and delinquency. QNB had net charge-offs of $163,000 during the third quarter of 2000 versus a net recovery of $3,000 for the third quarter of 1999. Approximately $154,000 of the total loans charged off for the third quarter of 2000 represents a loan to one borrower. For the nine-month periods ended September 30, 2000 and 1999, QNB had net charge-offs of $251,000 and net recoveries of $9,000, respectively. Net charge-offs represent .14 percent of average loans for the nine months ended September 30, 2000.

Non-performing assets (non-accruing loans, loans past due 90 days or more, and other real estate owned) continued their positive trend downward during 2000 and amounted to .12 percent of total assets at September 30, 2000. This compares to
 .29 percent at September 30, 1999 and .25 percent at December 31, 1999. Non-accrual loans were $450,000 and $454,000 at September 30, 2000 and 1999. Non-accrual loans at December 31, 1999 were $484,000. Other real estate owned was $439,000 at September 30, 1999 and $348,000 at December 31, 1999. QNB sold the remaining property, with a cost basis of $104,000, at a gain of approximately $10,000 in July 2000.

There were no restructured loans as of September 30, 2000, December 31, 1999 or September 30, 1999 as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for loan losses was $2,945,000 and $3,196,000 at September 30, 2000 and December 31, 1999, respectively. The ratio of the allowance to total loans was 1.62 percent and 1.84 percent for the respective periods. The ratio of the allowance for loan losses to non-performing loans was 645.83 percent and
611.09 percent at September 30, 2000 and December 31, 1999. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

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

At September 30, 2000 and 1999, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $389,000 and $364,000, respectively, of which $344,000 related to loans with no valuation allowance for both periods. At September 30, 2000 and 1999 there were $45,000 and $20,000 in impaired loans that had a valuation allowance against the entire amount. Most of the loans identified as impaired are collateral-dependent.

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME

QNB, through its core banking business, generates various fees and service charges. Total non-interest income is composed of service charges on deposit accounts, mortgage servicing fees, gains on the sale of investment securities, gains on the sale of residential mortgages and student loans, and other miscellaneous fee income. QNB reviews all service charges and fee schedules related to its products and services on an annual basis. Except for an increase in overdraft fees during the first quarter of 1999 and the implementation of an ATM surcharge for non-QNB customers in June 2000, QNB has not materially changed these fee schedules during 1999 or 2000. Total non-interest income increased $248,000 or 58.9 percent to $669,000 for the quarter ended September 30, 2000 when compared to September 30, 1999. For the nine-month period total non-interest income increased $212,000 or 12.0 percent to $1,977,000. Excluding gains and losses on the sale of investment securities and loans during both periods, non-interest income for the three-month period increased $60,000 or
11.1 percent and for the nine-month period increased $185,000 or 11.7 percent.

Fees for services to customers, the largest component of total non-interest income, is primarily comprised of service charges on deposit accounts. These fees increased 3.5 percent, to $329,000 from $318,000, when comparing the two quarters and 5.9 percent to $934,000 when comparing the nine-month periods. An increase in overdraft fee income accounts for approximately $4,000 of the increase for the three-month period and $49,000 for the nine-month period. During the first quarter of 1999, QNB increased its fee for overdrafts by 12.0 percent. An increase in fees related to the use of out-of-network ATMs contributed $11,000 to the overall increase for the three-month period and $14,000 for the nine-month period. A decline in service charge income on business deposit accounts offset some of these increases.

To date, when QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. Mortgage servicing fees for the quarter ended September 30, 2000 were $22,000 which represents a $10,000 decrease from the same period in 1999. For the nine-month period mortgage servicing fees decreased $13,000 or
13.7 percent to $82,000. The decrease in mortgage servicing fees for both the quarter and the nine month period is the result of both an increase in the amortization of the mortgage servicing asset booked at the time the loan is sold and the impact of lower income resulting from the servicing of fewer loans. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over a period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. During the third quarter of 2000, QNB amortized approximately $18,000 of the mortgage servicing asset compared to $11,000 during the third quarter of 1999. The payoff of several loans contributed $6,000 to the increase in amortization. The average balance of mortgages serviced for others was $62,445,000 for the third quarter of 2000 compared to $67,592,000 for the third quarter of 1999. The average balance of mortgages serviced was approximately $63,824,000 for the nine-month period ended September 30, 2000 compared to $67,946,000 for the first nine months of 1999, a decline of 6.1 percent. Rising interest rates have reduced the amount of mortgage origination and sales activity. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

Gains on the sale of investment securities were $51,000 for the third quarter of 2000 and $156,000 for the first nine months of 2000. This compares to a loss of $142,000 in the third quarter of 1999 and a gain of $21,000 for the nine-month period ended September 30, 1999. QNB owns a small portfolio of marketable equity securities. The gains recorded during both the three and nine month periods of 2000 relate to the net gains on the sale of some of these equity securities. The loss for the three-month period ended September 30, 1999 was a result of management's decision, in response to rising interest rates, to sell approximately $5,500,000 of lower yielding securities at a loss of approximately $150,000 and to reinvest the proceeds in higher yielding securities.

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (continued)

Gains from the equity portfolio were $8,000 for the third quarter of 1999 and $171,000 for the nine-month period ended September 30, 1999.

QNB recorded a gain of $16,000 on the sale of loans during the third quarter of 2000. This compares to a $21,000 gain for the same period in 1999. For the nine-month periods ended September 30, 2000 and 1999 net gains on the sale of loans were $58,000 and $166,000, respectively. The sale of student loans accounts for $3,000 and $5,000 of the gains during the third quarter of 2000 and 1999. QNB sold approximately $193,000 and $414,000 in student loans during the third quarter of 2000 and 1999. Gains on the sale of student loans accounted for $39,000 of the total gains during both nine-month periods ended September 30, 2000 and 1999. For the nine-month periods ended September 30, 2000 and 1999, QNB sold approximately $2,134,000 and $2,051,000 in student loans.

The net gain on the sale of residential mortgage loans was $13,000 and $16,000 for the three-month periods ended September 30, 2000 and 1999 and $19,000 and $127,000 for the respective nine-month periods. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Rising interest rates during late 1999 and the first half of 2000 reduced the amount of mortgage origination and sales activity. QNB originated $441,000 and $1,210,000 in residential mortgages held for sale during the third quarter of 2000 and 1999 and $1,258,000 and $7,219,000 during the respective nine-month periods. Proceeds from the sale of residential mortgages were approximately $531,000 and $1,292,000 during the third quarters of 2000 and 1999, respectively. For the nine-month periods proceeds from the sale of residential mortgage loans amounted to $1,143,000 and $10,562,000. As of September 30, 2000 and 1999, QNB had
approximately $95,000 and $112,000 in mortgage loans classified as held for sale. These loans are accounted for at lower of cost or market.

Other operating income increased $59,000 or 30.7 percent to $251,000 when comparing the three-month periods ended September 30, 2000 and 1999 and $146,000 or 24.3 percent to $747,000 when comparing the nine-month periods. Higher debit card income resulting from an increase in the number of transactions, contributed an additional $23,000 and $60,000 to other income for the three and nine-month periods. The implementation of an ATM surcharge for non-QNB customers in June 2000 contributed $34,000 to other income for the three-month period and $47,000 for the nine-month period. The implementation of an ATM surcharge has had the impact of decreasing the number of transactions by non-QNB customers at QNB ATM machines. This has resulted in a reduction in interchange income of approximately $14,000 for both the three and nine month periods.

The sale during the year 2000 of the remaining properties classified as other real estate owned resulted in the elimination of rental income on these properties during the third quarter of 2000. Rental income was $11,000 during the third quarter on 1999. For the nine-month period rental income decreased $25,000. An increase of commissions on official check transactions and the sale of checks to depositors increased non-interest income by $22,000 for the three-month period and $21,000 for the nine-month period. An increase in the earnings on the cash surrender value of life insurance contributed an additional $11,000 to other income for the nine-month period. Merchant processing income also increased $10,000 when comparing the nine-month periods ended September 30, 2000 and 1999.

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, and various other operating expenses. Total non-interest expense of $2,536,000 for the quarter ended September 30, 2000 represents an increase of $118,000 or 4.9 percent from levels reported in the third quarter of 1999. Total non-interest expense for the nine months ended September 30, 2000 was $7,414,000, an increase of $119,000 or
1.6 percent over 1999 levels.

Salaries and benefits, the largest component of non-interest expense, decreased $30,000 or 2.1 percent to $1,400,000 for the quarter ended September 30, 2000 compared to the same quarter in 1999. Salary expense decreased $37,000 or 3.1 percent during the period to $1,143,000 while benefits expense increased $7,000 or 2.8 percent to $257,000. For the nine-month period ended September 30, 2000 salaries and benefits expense decreased $74,000 or 1.7 percent compared to 1999. Salary expense decreased $60,000 or 1.7 percent while benefits expense decreased $14,000 or 1.7 percent. Excluding the accrual for bonuses in both years, salary expense increased $39,000 or 3.5 percent for the quarter and $85,000 or 2.6 percent for the nine-month period. Other events have had an impact on salary and benefit expense when comparing 2000 to 1999. The outsourcing of several functions, including internal audit and the courier service and the tight labor market during the year 2000 are two such events. QNB has had to increase wages in certain areas of the bank to retain and attract employees.

The increase in benefit expense during the quarter is a result of both higher medical insurance costs and retirement plan contributions. For the nine-month period higher costs in these areas was offset by a reduction in QNB's State unemployment rate. The lower rate has reduced the cost by $23,000 for the nine-month period.

Net occupancy expense increased $37,000 or 22.8 percent for the three-month period and $43,000 or 8.8 percent when comparing the nine-month periods ended September 30, 2000 and 1999. Repairs and renovations at several locations contributed to the $23,000 increase in building repairs and maintenance expense when comparing the three-month periods. An increase in rent expense of $11,000 and an increase in depreciation on leasehold improvements of $6,000 also contributed to the increase in net occupancy expense for the three-month period. These higher costs are primarily related to the expansion and renovation of one branch at the end of 1999. These same items also impacted the results when comparing the nine-month periods ended September 30, 2000 and 1999. Net occupancy expense will increase in 2001 as a result of the costs associated with the new branch in Hilltown Township, Pennsylvania anticipated to open in January 2001.

Furniture and equipment expense increased $25,000 or 10.8 percent when comparing the three-month periods ended September 30, 2000 and 1999, respectively and $50,000 or 7.6 percent when comparing the nine-month periods. The increase in furniture and equipment expense for both the three-month and nine-month periods is centered in depreciation expense, which increased $28,000 for the quarter and $46,000 for the nine-month period. The higher depreciation costs relate to the continued investment in technology as well as costs related to the renovation of the branch. QNB-Online, the check imaging system, the wide area network and a new telephone system are some examples of the technology implemented in the past two years. Also impacting furniture and equipment expense for the nine-month period was an increase in equipment maintenance costs. The increase in these costs relates to general increases in contract pricing as well as additional costs for maintenance on new systems. Furniture and equipment expense will continue to increase during 2000 and 2001 as a new bank-wide computer system is installed during the fourth quarter of 2000 and the new branch is put into service in 2001.

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (Continued)

Marketing expense decreased $2,000 or 2.6 percent to $76,000 for the quarter ended September 30, 2000 and $9,000 or 3.2 percent when comparing the nine-month periods. Advertising expense increased $7,000 for the three-month period and $36,000 for the nine-month period. The introduction of QNB-Online and the Treasury Select Money Market Product along with an increase in the advertising of loan products and time deposit promotions contributed to the increase in advertising expense. The increase in advertising expense for the quarter was offset by a reduction in public relation costs. This difference is primarily timing related. For the nine-month period the increase in advertising was offset by a decrease in contributions and sponsorships and a decrease in promotional item costs.

Total other expense for the three months ended September 30, 2000 was $605,000, an increase of $88,000 or 17.0 percent over the same period in 1999. For the nine-month period other expense increased $109,000 or 6.9 percent to $1,678,000. The major categories that comprise other expense are postage, supplies, professional services, telecommunication costs, insurance expense and state taxes. Professional fees increased $24,000 for the quarter and $64,000 for the nine-month period. These increases resulted primarily from the outsourcing of the internal audit function. Also contributing to the increase in other expense for the quarter and the nine-month period was $33,000 in expenses related to the computer conversion. Net expense for other real estate owned increased $17,000 when comparing the three-month periods and $19,000 when comparing the nine-month periods. Included in the third quarter of 1999 was the gain on the sale of other real estate owned of $60,000 compared to $10,000 for the third quarter of 2000. However, expenses related to the maintenance of these properties declined $33,000 when comparing the two quarters. For the nine-month period deposit insurance costs increased $20,000, couriers expense $11,000, ATM network costs $14,000 and debit card expense $9,000. Partially offsetting these increases was a $24,000 decrease in supplies expense and a $49,000 decrease in charged-off checking accounts.

INCOME TAXES

Applicable income taxes and effective tax rates were $288,000 or 22.0 percent for the three-month period ended September 30, 2000, and $281,000 or 23.0 percent for the same period in 1999. For the nine-month period applicable income taxes and effective rates were $936,000 or 22.6 percent and $1,008,000 or 24.9 percent, respectively. The reduction in the effective tax rate when comparing 2000 to 1999 is a result of an increase in income from tax-exempt municipal securities and loans and an increase in dividend income subject to the 70 percent exclusion.

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 2000, QNB's net deferred tax asset was $1,801,000. Included in the deferred tax asset was $758,000 relating to the allowance for loan losses and $922,000 resulting from the SFAS No.115 adjustment for available-for-sale investment securities. As of December 31, 1999, QNB's net deferred tax asset was $2,335,000. A deferred tax asset of $843,000 relating to the allowance for loan losses and a $1,342,000 SFAS No.115 adjustment account for most of the deferred tax asset at December 31, 1999. At September 30, 1999, QNB's net deferred tax asset was $1,944,000. Included in the deferred tax asset was $823,000 relating to the allowance for loan losses and $988,000 resulting from the SFAS No. 115 adjustment.

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

BALANCE SHEET ANALYSIS

The Balance Sheet Analysis reviews average balance sheet data for the nine months ended September 30, 2000 and 1999, as well as the period ending balances as of September 30, 2000 and December 31, 1999.

Average earning assets for the nine-month period ended September 30, 2000 increased $20,458,000 or 6.4 percent to $340,249,000 from $319,791,000 for the nine months ended September 30, 1999. Average investments and average loans increased $18,585,000 or 13.3 percent and $2,356,000 or 1.3 percent, respectively while average Federal funds sold decreased $727,000. The large increase in the investment portfolio is a result of the growth in funding sources, both retail and wholesale, outpacing the growth in loans. The advance from the Federal Home Loan Bank funded approximately $10,700,000 of the increase in average investment securities when comparing the nine-month periods. The increase in the investment portfolio was primarily centered in mortgage-backed securities and tax-exempt municipal securities.

Average mortgage loans declined $2,484,000 when comparing the nine-month periods. The decline in the average balance of mortgage loans is a result of rising interest rates during the later part of 1999 and the beginning of 2000 which has slowed down the origination of both new mortgage loans and refinances. In contrast, consumer loans, primarily home equity loans continue to increase. Average consumer loans increased $2,882,000 or 8.0 percent to $38,977,000 when comparing the nine-month periods. The increase in consumer loans is primarily the result of aggressive fixed rate home equity loan promotions and pricing during the past two years. Average commercial loans increased 1.8 percent when comparing the nine-month periods. Growth in the commercial loan portfolio has been difficult as several of QNB's larger customers have sold their businesses and paid off their loans over the past year. The current environment for commercial loans is extremely competitive with community banks, regional banks, finance companies, leasing companies, insurance companies and others, all striving to lend to the small to medium size business customer. The entrance into the Hilltown, Pennsylvania market in January 2000 should help enhance the growth prospects for both loans and deposits.

In addition to borrowing from the Federal Home Loan Bank, the growth in average earning assets was funded by increases in interest-bearing demand accounts, money market accounts and time deposits. Average interest-bearing demand accounts increased $3,563,000, average money market accounts increased $4,056,000 and average time deposits increased $2,252,000. Additional deposits by several municipalities primarily account for the increase in interest-bearing demand deposits. The increase in money market accounts is a result of the introduction and promotion of the Treasury Select Money Market Account. This product is a variable rate account indexed to a percentage of the monthly average of the 91-day Treasury bill rate based on balances in the account. This product pays a minimum 6.00 percent yield through the end of 2000 for accounts opened prior to October 1, 2000 and with balances over $25,000. Attractive rates on time deposits, relative to rates on other interest-bearing accounts along with the promotion of several time deposit specials over the past year contributed to the increase in time deposits. Average non-interest bearing deposits decreased $542,000 or 1.5 percent when comparing the nine-month periods. Average total deposits increased 2.9 percent when comparing the nine-month periods. The slow growth in deposits has created the need to look for other sources of funds, including the Federal Home Loan Bank and the purchase of Federal funds.

Total assets at September 30, 2000 were $366,730,000, compared with $350,489,000 at December 31, 1999, an increase of 4.6 percent for the nine months. The increase in assets from December 31, 1999 is primarily in investment securities, loans and Federal funds sold which increased by $9,007,000, $7,874,000 and $4,212,000,respectively. The increase in investment securities is the result of both the increase in deposit balances and the redeployment of excess Year 2000 cash into agency securities, tax-exempt municipal securities

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

BALANCE SHEET ANALYSIS (Continued)

and equity securities. The increase in loans is the result of both new loans and seasonal line of credit usage. Commercial and industrial loans and home equity loans account for most of the increase in total loans. Total deposits increased from $286,166,000 at December 31, 1999 to $295,525,000 at September 30, 2000 and
short-term borrowings increased from $8,925,000 to $13,701,000 at these same dates. The growth in total deposits is centered in money market accounts, which increased, by $13,141,000 from December 31, 1999 to September 30, 2000. As of September 30, 2000 the Treasury Select Money Market account had balances of $16,904,000. Time deposits decreased $3,174,000 from December 31, 1999 to September 30, 2000. The decline in time deposits is partially the result of the introduction of the Treasury Select Money Market account that provides a high rate of interest along with the ability to make deposits or withdrawals at any time. Extremely competitive rates for time deposits paid by other financial institutions has also had a negative impact on growth in these accounts. The increase in short-term borrowings is a result of an increase in cash management balances.

At September 30, 2000 the fair value of investment securities available-for-sale was $110,748,000 or $2,712,000 below the amortized cost of $113,460,000. This compares to a fair value of $97,609,000 or $3,947,000 below the amortized cost of $101,556,000 at December 31, 1999. An unrealized holding loss, net of taxes, of $1,790,000 and $2,604,000 was recorded as a decrease to shareholders' equity at September 30, 2000 and December 31, 1999. Declining interest rates during the third quarter of 2000 helped reduce the unrealized loss in the portfolio.

The available-for-sale portfolio had a weighted average maturity of approximately 8 years at September 30, 2000 and 7 years at December 31, 1999. The weighted average tax-equivalent yield was 6.82 percent and 6.58 percent at September 30, 2000 and December 31, 1999. The weighted average maturity is based on the stated contractual maturity of all securities except for mortgage-backed securities, which are based on estimated average life. The maturity of the portfolio may be shorter because of call features in many debt securities and because of prepayments on mortgage-backed securities. The interest rate sensitivity analysis reflects the expected maturity distribution of the securities portfolio based upon estimated call dates and anticipated cash flows assuming management's most likely interest rate environment. The expected weighted average life of the available-for-sale portfolio was 6 years, 4 months at September 30, 2000 and 6 years, 6 months at December 31, 1999, based on these assumptions. The slight shortening of the expected average life of the portfolio is a result of an increase of prepayments on mortgage-backed securities and the increased chance the call options on some agency securities being exercised as interest rates have declined during the third quarter of 2000. This has offset the impact of the purchase of some longer-term mortgage-backed securities and tax-exempt municipal securities. If rates were to decline by 100 or 200 basis points the average life of the available-for-sale portfolio would decline to 5 years 11 months or 4 years, 1 month, respectively. Falling rates would create additional cash flow from the prepayment on mortgage-backed securities and CMOs. In addition, some callable agency securities would likely be called, creating additional cash flow.

Investment securities held-to-maturity are reported at amortized cost. As of September 30, 2000 and December 31, 1999, QNB had securities classified as held-to-maturity with an amortized cost of $44,170,000 and $48,302,000 and a market value of $43,142,000 and $46,572,000, respectively. The held-to-maturity portfolio had a weighted average maturity of approximately 5 years, 8 months at September 30, 2000 and 6 years at December 31, 1999. The weighted average tax-equivalent yield was 6.49 percent and 6.46 percent at September 30, 2000 and December 31, 1999. The decrease in the average maturity is a result of the shortening in the average life of the mortgage-backed portfolio caused by lower interest rates during the third quarter of 2000. As interest rates decrease mortgage prepayments and mortgage refinance activity increases creating additional cash flow and reducing their average life.

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

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale were $129,964,000 and $118,196,000 at September 30, 2000 and December 31, 1999. These sources were adequate to meet seasonal deposit withdrawals during the year 2000 and should be adequate to meet normal fluctuations in loan demand and or deposit withdrawals. QNB has been able to fund the growth in earning assets during the first nine months of 2000 through increased deposits and short-term borrowings. On several occasions, QNB used both its Federal funds line and overnight borrowings from the Federal Home Loan Bank to fund loan growth. Management determined it was more beneficial to use these short-term borrowing vehicles to fund the demand than to sell investment securities. Approximately $42,504,000 and $43,963,000 of available-for-sale securities at September 30, 2000 and December 31, 1999 were pledged as collateral for repurchase agreements and deposits of public funds as required by law.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. QNB's cash and cash equivalents decreased $5,517,000 to $13,835,000 at September 30, 2000. This compares to a $1,788,000 decrease during the first nine months of 1999. The large decrease in cash in 2000 is a result of liquidity planning for potential Year 2000 concerns. QNB increased cash at the end of 1999 as a contingency plan for any potential Year 2000 problems. This excess cash was reinvested in investment securities in January and February of 2000 after Year 2000 concerns passed.

After adjusting net income for non-cash transactions, operating activities provided $5,022,000 in cash flow in the first nine months of 2000, compared to $8,186,000 in the same period of 1999. A higher volume of residential mortgage loan activity in 1999 accounted for most of the difference between the periods.

Net cash used by investing activities was $22,906,000 during the first nine months of 2000. Loan growth, particularly during the second quarter of 2000, created a net increase in loans and a use of cash of $10,125,000 during the first nine months of 2000. In addition, the purchase of investment securities exceeded the maturity, call and sale of securities by $7,585,000 during 2000. Most of this activity relates to the reinvestment of the excess Year 2000 cash buildup. With the increase in interest rates at the end of 1999 and early 2000, cash flow from mortgage-backed securities and from callable bonds slowed reducing liquidity and the amount of cash available for reinvestment. These cash flows should increase if interest rates continue to decline. An increase in Federal funds sold of $4,212,000 and the net purchase of premises and equipment of $1,350,000 were a use of cash during 2000. The purchase of a new computer system and cash outlays related to the new branch were the major purchases of fixed assets. Net cash used by investing activities was $37,391,000 during the first nine months of 1999. The purchase of investment securities exceeded the maturity, call and sale of securities by $40,320,000 during 1999. The $25,000,000 wholesale funding transaction provided most of the additional cash for the purchases. An increase in loans of $1,895,000 was also a use of cash during 1999. A decrease in Federal funds sold and proceeds from the sale of other real estate owned provided $4,869,000 and $364,000 of cash during the first nine months of 1999.

Net cash provided by financing activities was $12,367,000 during the first nine months of 2000 and $27,417,000 during the same period in 1999. Increased interest-bearing deposits provided $9,601,000 during the first nine months of 2000. The introduction of the Treasury Select Money Market Account provided the impetus for much of the growth in interest-bearing deposits. As of September 30, 2000 the balance in these accounts were $16,904,000. Short-term borrowings increased $4,776,000 during the first half of 2000, with cash management accounts increasing $5,252,000 and Federal funds purchased decreasing $476,000 during this period. The cash dividend of $1,070,000 and the purchase of $723,000 of treasury stock during the first nine months of 2000 were both a use of cash and a reduction to shareholder's equity. Net cash provided by financing activities was $27,417,000 during the first nine months of 1999. Federal Home Loan Bank advances provided $25,000,000 in funding during the second quarter of 1999. Another source of funds in 1999 was time deposits, which increased $10,488,000 during the first nine months of 1999. Time deposits over $100,000 accounted for $7,956,000 of the total increase. These deposits tend to be short-term in nature and pay a higher rate of interest. During the first nine months of 1999 non-interest bearing demand deposits and short-term borrowings, primarily cash management accounts, decreased by $3,525,000 and $2,807,000.

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB's shareholders' equity at September 30, 2000 was $29,708,000 or 8.10 percent of total assets compared to shareholders' equity of $27,462,000 or 7.84 percent at December 31, 1999. Shareholders' equity at September 30, 2000 includes a negative adjustment of $1,790,000 related to unrealized holding losses, net of taxes, on investment securities available-for-sale, while shareholders' equity at December 31, 1999 includes a negative adjustment of $2,604,000. Without these adjustments shareholders' equity to total assets would have been 8.59 percent and 8.58 percent at September 30, 2000 and December 31, 1999.

On March 30, 2000, the Board of Directors of QNB Corp. approved a plan to repurchase up to 4.99 percent of the shares of QNB Corp's outstanding common stock in open market and privately negotiated transactions. As of September 30, 2000 25,364 shares had been repurchased at a cost of $723,000. These shares are recorded as Treasury stock at cost and reduce total shareholder's equity. During the second quarter the Board of Directors declared a 5 percent stock dividend paid June 30, 2000. Per share information has been adjusted to reflect the impact of the stock dividend.

Shareholders' equity averaged $30,809,000 for the first nine months of 2000 and $28,880,000 during all of 1999, an increase of 6.7 percent. The ratio of average total equity to average total assets improved to 8.50 percent for 2000, compared to 8.38 percent for 1999. The increase in the equity to asset ratio is a function of equity increasing at a faster pace than assets. Average assets have increased 5.2 percent when comparing the nine-month average for 2000 to the twelve-month average for 1999. Average shareholders' equity has increased more than average assets despite the 18.3 percent increase in the cash dividend and the repurchase of common stock, both of which reduce shareholder's equity.

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

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based and 4.00 percent for leverage. Under the requirements, QNB has a Tier I capital ratio of 14.89 percent and 15.25 percent, a total risk-based ratio of 16.14 percent and 16.50 percent and a leverage ratio of 8.33 percent and 8.38 percent at September 30, 2000 and December 31, 1999, respectively.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At September 30, 2000 and December 31, 1999 QNB met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively, and a Tier I leverage ratio of 5.00 percent.

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

Gap analysis measures the difference between volumes of rate-sensitive assets and liabilities and quantifies these re-pricing differences for various time intervals. Static gap analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income since changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously. Interest rate sensitivity analysis also involves assumptions on certain categories of assets and deposits. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest re-pricing opportunity. Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow. Savings accounts, including passbook, statement savings, money market accounts; except for the Treasury Select product, and interest-bearing demand accounts, do not have a stated maturity or re-pricing term and can be withdrawn or re-priced at any time. This may impact QNB's margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the re-pricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. Treasury Select money market accounts re-price on a monthly basis. A positive gap results when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities. A negative gap results when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets.

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At September 30, 2000, interest-earning assets scheduled to mature or likely to be called, re-priced or repaid in one year were $83,479,000. Interest-sensitive liabilities scheduled to mature or re-price within one year were $121,021,000.

The one year cumulative gap, which reflects QNB's interest sensitivity over a period of time, was a negative $37,542,000 at September 30, 2000 and a negative $29,939,000 at December 31, 1999. The cumulative one-year gap equals 10.24 percent and 8.54 percent of total assets at these respective dates. This negative orliability sensitive gap will generally benefit QNB in a falling interest rate environment, while rising interest rates could negatively impact QNB. The increase in the negative gap position is primarily the result of the Treasury Select Indexed Money Market product that re-prices on a monthly basis and an increase in short-term borrowings.

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

Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies. Based on the simulation model, net interest income for the next twelve months is expected to decrease compared to the prior twelve months. The projected decrease in net interest income is primarily the result of the decrease in the net interest margin resulting for the higher cost of funds.

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

Management believes that the assumptions utilized in evaluating the vulnerability of QNB's net interest income to changes in interest rates approximate actual experience. However, the interest rate sensitivity of QNB's assets and liabilities as well as the estimated effect of changes in interest rates on net interest income could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based.

In the event QNB should experience a mismatch in its desired gap ranges or an excessive decline in its net interest income subsequent to an immediate and sustained change in interest rates; it has a number of options that it could utilize to remedy such a mismatch. QNB could restructure its investment portfolio through the sale or purchase of securities with more favorable re-pricing attributes. It could also emphasize loan products with appropriate maturities or re-pricing attributes, or it could attract deposits or obtain borrowings with desired maturities.

The nature of QNB's current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At September 30, 2000, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

CHANGE IN INTEREST RATES        NET INTEREST INCOME  DOLLAR CHANGE   PERCENT CHANGE
------------------------        -------------------  -------------   --------------

+300 Basis Points ..............      $11,350         $(1,001)          (8.10)%
+200 Basis Points ..............       11,722            (629)          (5.09)
+100 Basis Points ..............       12,045            (306)          (2.48)
FLAT RATE ......................       12,351              --              --
-100 Basis Points ..............       12,444              93             .75
-200 Basis Points ..............       12,240            (111)           (.90)
-300 Basis Points ..............       11,781             570           (4.62)

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

                               SEPTEMBER 30, 2000

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

Exhibit 10.7   Change of Control Agreement between Registrant and Robert C.
               Werner.

Exhibit 10.8   Change of Control Agreement between Registrant and Bret H.
               Krevolin.

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


                                           QNB Corp.



Date:  November 10, 2000                   By:
     --------------------------               ----------------------------------
                                              Thomas J. Bisko
                                              President/CEO


Date:  November 10, 2000                   By:
     --------------------------               ----------------------------------
                                              Robert C. Werner
                                              Vice President


Date:  November 10, 2000                   By:
     --------------------------               ----------------------------------
                                              Bret H. Krevolin
                                              Chief Accounting Officer