Form 10-K
period 2000-12-31
QNB CORP
filed 2001-03-30
CIK 750558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________ Commission file number 0-17706 QNB CORP. (Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2318082 (I.R.S. Employer Identification No.)

10 North Third Street, Quakertown, PA (Address of principal executive offices)	18951-9005 (Zip Code)

Registrant’s telephone number, including area code: (215)538-5600 Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Name of each exchange on which registered

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

     As of March 16, 2001, 1,476,963 shares of Common Stock of the registrant were outstanding and the aggregate market value of the Common Stock of the registrant, held by nonaffiliates was approximately $32,056,423.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for 2000	—	Part I, Item 3
Part II, Items 6, 7 and 8

Proxy Statement dated April 13, 2001	—	Part III, Items 10, 11, 12 and 13

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

     The Quakertown National Bank is a full-service commercial bank that provides most major financial services. The Quakertown National Bank’s principal office is located in Bucks County, Pennsylvania. The Quakertown National Bank also operates six other full-service branches, an operations facility and an administrative office. For more information relating to The Quakertown National Bank’s properties, see Item 2. Properties. The Quakertown National Bank had 123 full-time employees and 34 part-time employees, at March 16, 2001. There are employees of The Quakertown National Bank who are also employees of QNB Corp.

     As of December 31, 2000, QNB Corp., on a consolidated basis, had total assets of $371,671,000, total deposits of $293,822,000, and total shareholders’ equity of $31,794,000.

     We have made forward-looking statements in this document and in documents that we incorporate by reference that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of QNB Corp. The Quakertown National Bank or the combined company. When we use words such as “believes,” or “expects,” “anticipates” or similar expressions, we are making forward-looking statements.

     Readers should note that many factors, some of which are discussed elsewhere in this document and in the documents that we incorporate by reference, could affect the future financial results of QNB Corp., The Quakertown National Bank or the combined company and could cause those results to differ materially from those expressed in our forward-looking statements contained or incorporated by reference in this document. These factors include the following:

•	operating, legal and regulatory risks;
•	economic, political, and competitive forces affecting our banking, securities, asset management and credit services businesses; and
•	rapidly changing technology; and
•	the risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

4

See also, page 8 of QNB Corp.’s 2000 Annual Report to Shareholders, “Management’s Discussion and Analysis-Consolidated Financial Review” incorporated here by reference, which page is included at Exhibit 13.

MARKET AREA

     The Quakertown National Bank’s primary market area is Quakertown, Pennsylvania and its surrounding communities and includes parts of Upper Bucks County, Southern Lehigh County, and Northern Montgomery County. The Quakertown National Bank is not dependent upon a single customer, or a few customers, the loss of which would have a material adverse effect on The Quakertown National Bank.

LENDING ACTIVITIES

     General. The Quakertown National Bank offers a variety of loan products to its customers; including residential real estate mortgages, commercial, construction, home equity, business, consumer, and student loans. The Quakertown National Bank’s loan portfolio totaled $185,234,000 and $173,764,000 at December 31, 2000 and 1999, respectively. The portfolio represented approximately 49.8% and 49.6% of The Quakertown National Bank’s total assets at December 31, 2000 and 1999, respectively.

     Residential Mortgage Loans. The Quakertown National Bank offers primarily 1 and 3 year adjustable rate mortgages, 7 year balloon mortgages, and 15, 20 and 30 year fixed rate loans. The Quakertown National Bank has generally sold, without recourse, its mortgage loans in the secondary mortgage market. During 2000 and 1999 substantially all originations of loans to individuals for residential mortgages with maturities of 20 years or greater were sold in the secondary market.

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

     The Quakertown National Bank also offers home equity loans and lines of credit which are included in real estate residential loans. Also, included in this category are commercial purpose loans that are secured by residential real estate. Real estate residential loans in the aggregate amount of $70,943,000 and $68,945,000 represented 38.3% and 39.6% of gross loans at December 31, 2000 and 1999.

     Commercial Loans. The Quakertown National Bank offers commercial loans, including lines of credit or commitment, term loans, commercial mortgages, letters of credit, and tax-free loans.

     The Quakertown National Bank’s commercial and industrial loan portfolio totaled $39,100,000 and $32,003,000 at December 31, 2000 and 1999, respectively. Commercial and industrial loans represented approximately 21.1% and 18.4% of The Quakertown National Bank’s total gross loans at December 31, 2000 and 1999 respectively. Although a certain amount of these loans are considered unsecured, the majority are secured by non-real estate collateral, such as equipment, vehicles, accounts receivable and inventory.

     Commercial real estate loans in the aggregate amount of $65,271,000 and $64,853,000 represented 35.2% and 37.3% of The Quakertown National Bank’s gross loan portfolio at December 31, 2000 and 1999, respectively, while construction loans, including commercial and residential, totaled $380,000 and $258,000 for the same periods. Commercial real estate loans include all loans collateralized at least in part by commercial real estate, but may not be for the expressed purpose of conducting commercial real estate transactions.

     Construction, commercial and industrial, and commercial real estate lending generally entails significant additional risk as compared with residential mortgage lending. These loans typically involve larger loan balances to single borrowers or groups of related borrowers.

     Consumer Loans. The Quakertown National Bank’s consumer loan portfolio totaled $6,708,000 and $6,005,000 at December 31, 2000 and 1999, respectively. Consumer loans represented 3.6% and 3.5% of The Quakertown National Bank’s total gross loans at December 31, 2000 and 1999, respectively. Consumer loans include automobile loans, student loans and other consumer type credit not secured by real estate.

INVESTMENT ACTIVITIES

     At December 31, 2000 and 1999, QNB Corp.’s investment portfolio, on a consolidated basis, aggregated $157,227,000 and $145,911,000. The portfolios consisted primarily of United States government and federal agency obligations, mortgage-backed securities, and state and municipal securities. Subject to applicable limits The Quakertown National Bank is also permitted to invest in corporate bonds and QNB Corp. is permitted to invest in equity securities. The Quakertown National Bank accounts for its investments based on Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Quakertown National Bank records investment securities available-for-sale at market value with the unrealized holding gain or loss, net of taxes, included in shareholders’ equity. The Quakertown National Bank records investment securities held-to-maturity at amortized cost. At December 31, 2000 and 1999, the balance of the available-for-sale portfolio was $114,245,000 and $97,609,000 and the balance of the held-to-maturity portfolio was $42,982,000 and $48,302,000, respectively.

     The Quakertown National Bank views its investment portfolio as a secondary source of liquidity and stable earnings. The Chief Operating Officer, the Chief Financial Officer, or either of them, together with one other member of the asset/liability committee, make decisions concerning the selection of investments for The Quakertown National Bank’s portfolio. The Quakertown National Bank also has an investment committee that meets monthly to review the investment portfolio and future investment strategies. The Quakertown National Bank’s investment policy, as approved by the Board of Directors, dictates the maturity and types of investments for The Quakertown National Bank. The Quakertown National Bank’s strategy has been to invest in:

•	Short and medium term United States government and federal agency obligations and callable bonds;
•	Medium to longer term collateralized mortgage obligations(CMO’s) and mortgage-backed securities;
•	State and municipal securities; and
•	AAA and AA Corporate bonds

6

The available-for-sale and held-to-maturity investment portfolios had weighted average maturities of 5 years,
4 months, and 4 years, 8 months respectively, at December 31, 2000.

SOURCES OF FUNDS

     Deposits. The Quakertown National Bank offers a variety of deposit products, including:

•	Checking accounts;
•	Passbook and statement savings;
•	Money market accounts;
•	Interest-bearing demand accounts;
•	Certificates of deposit; and
•	Jumbo certificates of deposit.

The Federal Deposit Insurance Corporation insures deposits of The Quakertown National Bank up to $100,000.

     Borrowings. The Quakertown National Bank is a member of the Federal Home Loan Bank of Pittsburgh. As a member, The Quakertown National Bank may obtain advances from the Federal Home Loan Bank secured by otherwise unencumbered qualifying assets including 1-4 family residential mortgage loans and United States government agency notes, bonds and mortgage-backed securities. The Quakertown National Bank pledges its Federal Home Loan Bank stock to secure these advances. Advances are made under several different credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to expand lending and investment activities. At December 31, 2000, The Quakertown National Bank had $25,000,000 in outstanding advances. As of March 16, 2000, The Quakertown National Bank borrowed an additional $25,000,000 from the Federal Home Loan Bank. These funds were invested in Corporate bonds, mortgage-backed securities and State and municipal securities. In addition, The Quakertown National Bank has a $5,000,000 unsecured federal funds line granted by its correspondent bank.

COMPETITION

     The Quakertown National Bank competes actively with other commercial banks in its market area. Competition exists for:

•	New deposits;
•	Type and scope of services offered;
•	Interest rates on interest-bearing deposits and loans; and
•	Other aspects of banking, such as convenience and fee schedules.

In addition, The Quakertown National Bank, like other commercial banks, encounters competition from other non-bank financial institutions including:

•	Savings banks;
•	Savings and loans;
•	Insurance companies;
•	Credit unions;
•	Finance companies;
7

•	Mutual funds; and
•	Government agencies.

In addition, large regional and national banks located in Philadelphia and Allentown are active in servicing companies based in The Quakertown National Bank’s market area.

     For additional information with respect to QNB Corp.’s business activities, see Part II, Item 7 of this Annual Report on Form 10-K.

SUPERVISION AND REGULATION

     QNB Corp. and its subsidiary, The Quakertown National Bank, operate in a heavily regulated environment. The general cost of compliance with numerous federal and state laws and regulations currently has, and in the future may have, a negative impact on the results of operations of QNB Corp. and The Quakertown National Bank.

     From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of QNB Corp. and The Quakertown National Bank. It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of QNB Corp. and The Quakertown National Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, QNB Corp.’s and The Quakertown National Bank’s business is particularly susceptible to being affected by federal legislation and regulations that may increase the cost of doing business. Except as specifically described above, Management believes that the effect of the provisions of the aforementioned legislation on the liquidity, capital resources, and results of operations of QNB Corp. will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on QNB Corp.’s results of operations.

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

     Gramm-Leach-Bliley. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, which is also known as the Financial Services Modernization Act. The act repeals some Depression-era banking laws and will permit banks, insurance companies and securities firms to engage in each others’ business after complying with certain conditions and regulations which are yet to be finalized. The act grants to community banks the power to enter new financial markets as a matter of right that larger institutions have managed to do on an ad hoc basis. At this time, our company has no plans to pursue these additional possibilities.

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

     Pending Legislation. Management cannot anticipate what changes Congress may enact, or, if enacted, their impact on QNB Corp.’s financial position and reported results of operation. As a consequence of the extensive regulation of commercial banking activities in the United States, QNB Corp.’s and The Quakertown National Bank’s business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the costs of doing business. See also, page 27 of QNB Corp.’s 2000 Annual Report to Shareholders, incorporated here by reference, which page is included at Exhibit 13.

     Effects of Inflation. Inflation has some impact on QNB Corp.’s and The Quakertown National Bank’s operating costs. Unlike many industrial companies, however, substantially all of QNB Corp.’s assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on QNB Corp.’s and The Quakertown National Bank’s performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

     Risk-Based Capital. The Federal Reserve Board, the FDIC and the Comptroller of the Currency have issued certain risk-based capital guidelines, which supplement existing capital requirements. See page 25 of QNB Corp.’s 2000 Annual Report to Shareholders for information concerning QNB Corp.’s capital ratios, incorporated here by reference, which pages are included at Exhibit 13.

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

     The Bank Holding Company Act prohibits QNB Corp. from acquiring:

•	direct or indirect control of more than 5% of the voting stock of any bank; or
•	substantially all of the assets of any bank; or
•	merging with another bank holding company;

Without the prior approval of the Federal Reserve. The Pennsylvania Department of Banking also must approve any similar consolidation. Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

     The Bank Holding Company Act restricts QNB Corp. from engaging in activities to those that the Federal Reserve has found:

•	to be closely related to banking; and
•	which are expected to produce benefits for the public that will outweigh any potential adverse effects.

9

To this end, the Bank Holding Company Act prohibits QNB Corp. from:

•	engaging in most non-banking businesses; or
•	acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business; unless
•	the Federal Reserve has determined that the non-banking business is closely related to banking.

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

     The Office of the Comptroller of the Currency regulates all areas of a national bank’s commercial banking operations including loans, mergers, establishment of branches and other aspects of operations. The Office of the Comptroller of the Currency also regulates the level of dividends which can be declared. For more information, see QNB Corp.’s 2000 Annual Report to Shareholders which is incorporated here by reference.

     The Quakertown National Bank is also regulated by the Federal Reserve System and the Federal Deposit Insurance Corporation. The major function of the Federal Deposit Insurance Corporation with respect to insured member banks is to pay depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors.

     Federal Deposit Insurance Corporation insured banks are subject to certain Federal Deposit Insurance Corporation requirements designed to maintain the safety and soundness of individual banks and the banking system. In addition, the Federal Deposit Insurance Corporation along with the Comptroller of the Currency and the Federal Reserve Board has adopted regulations which define and set the minimum requirements for capital adequacy based on risk. See pages 24 and 25 of QNB Corp’s 2000 Annual Report to Shareholders, “Management’s Discussion and Analysis-Capital Adequacy,” incorporated by reference herein, which pages are included at Exhibit 13. The Federal Reserve Board, the Federal Deposit Insurance Corporation and Federal and State law extensively regulate other various aspects of the banking business, including, but not limited to, permissible types and amounts of loans, investments and other activities, branching, interest rates on loans and the safety and soundness of banking practices.

     Environmental Laws. Neither QNB Corp. nor The Quakertown National Bank anticipates that compliance with environmental laws and regulations will have any material effect on capital, expenditures, earnings, or on its competitive position. However, environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions. Environmentally contaminated properties owned by an institution’s borrowers may result in a drastic reduction in the value of the collateral securing the institution’s loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, The Quakertown National Bank may require an environmental examination of and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration a potential loss to the institution in relation to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the cost of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter prospective borrowers from entering into a loan transaction with The Quakertown National Bank. QNB Corp. is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of The Quakertown National Bank.

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

Federal Reserve Board Requirements

     Regulation D of the Federal Reserve Board imposes reserve requirements on all depository institutions, including The Quakertown National Bank, that maintain transaction accounts or non-personal time and savings accounts. These reserves may be in the form of cash or non-interest bearing deposits with the Philadelphia Federal Reserve Bank. Under current Regulation D, The Quakertown National Bank must establish reserves equal to 3.0% of the first $37.3 million of net transaction accounts and 10.0% of the remainder. The reserve requirement on non-personal savings and time deposits is 0.0%. Demand balances due from depository institutions in the United States are used as a deduction against the reserve. At December 31, 2000, The Quakertown National Bank met applicable Federal Reserve Board reserve requirements.

ITEM 2. PROPERTIES

     The Quakertown National Bank and Corporation’s main office is located at 10 North Third Street, Quakertown, Pennsylvania. The Quakertown National Bank conducts business from its main office and six other retail offices located in Upper Bucks, Southern Lehigh, and Northern Montgomery Counties. The Quakertown National Bank owns its main office, two retail locations, its operations facility, and the computer facility. The Quakertown National Bank leases its remaining retail properties. The leases on the properties generally contain renewal options. Management considers that its facilities are adequate for its business.

The following table details The Quakertown National Bank’s properties: Location

Quakertown, Pa	—	Downtown Office	Owned
10 North Third Street
Quakertown, Pa	—	Towne Bank Center	Owned
320 West Broad Street
Quakertown, Pa	—	Computer Center	Owned
	—	121 West Broad Street
Quakertown, Pa	—	Country Square Office	Leased
240 South West End Boulevard
Dublin, Pa	—	Dublin Branch	Leased
161 North Main Street
Pennsburg, Pa	—	Pennsburg Square Branch	Leased
410-420 Pottstown Ave
Coopersburg, Pa	—	Coopersburg Branch	Owned
51 South Third Street
Perkasie, Pa	—	Perkasie Branch	Owned
607 Chestnut Street
Hilltown Township, Pa	—	Souderton Branch	Leased
750 Route 113

     In management’s opinion, the above properties are in good condition and are adequate for QNB Corp.’s purposes.

ITEM 3. LEGAL PROCEEDINGS

     Management, after consulting with QNB Corp.’s legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of QNB Corp. There are no proceedings pending other than ordinary routine litigation incident to the business of QNB Corp. and its subsidiary, The Quakertown National Bank. In addition, no material proceedings are known to be contemplated by governmental authorities against QNB Corp. or The Quakertown National Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK
               AND RELATED STOCKHOLDER MATTERS

     QNB Corp. had 702 shareholders of record as of March 16, 2001; however, QNB Corp. believes, based on the number of annual reports and proxy statements requested by nominee holders of QNB Corp.’s Common Stock, that the number of beneficial holders exceeds 975. See Page 44 of the 2000 annual report, “Corporate Information-Stock Information” and page 43 of the 2000 Annual Report to Shareholders, “Notes to Consolidated Financial Statements-Note 21-Regulatory Restrictions,” incorporated here by reference, which pages are included at Exhibit 13.

ITEM 6. SELECTED FINANCIAL AND OTHER DATA

     The information required by Item 6 is incorporated by reference to the information appearing under the caption “Selected Financial and Other Data” on page 28 of QNB Corp.’s Annual Report to Shareholders, incorporated here by reference, which page is attached at Exhibit 13.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

     The information required by Item 7 is incorporated by reference to the information appearing under the caption “Management’s Discussion and Analysis” on pages 7 to 28 of QNB Corp.’s Annual Report to Shareholders, incorporated here by reference, which page is attached at Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by Item 7A is incorporated by reference to the information appearing under the caption “Interest Rate Sensitivity” on pages 26 and 27 of QNB Corp.’s Annual Report to Shareholders which pages are attached at Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 and the auditor’s report are incorporated by reference to pages 29 to 44 of QNB Corp.’s Annual Report to Shareholders which is attached at Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item, relating to directors, executive officers, control persons is set forth in the sections captioned “Election of Directors” and “Executive Officers of Registrant” of the QNB Corp’s definitive proxy statement to be used in connection with the 2001 Annual Meeting of Shareholders, on pages 6 and 15, which pages are incorporated here by reference.

     Section 16(a) Beneficial Ownership Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires QNB Corp’s officers and directors, and persons who own more than 10 percent of a registered class of QNB Corp’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10 percent shareholders are required by Commission regulation to furnish QNB Corp. with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Form 5s were required for those persons. QNB Corp. believes that during the period January 1, 2000 through December 31, 2000, its officers and directors were in compliance with all filing requirements applicable to them, except for Charles M. Meredith, III who filed one form late reporting one transaction.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference to the information appearing under the caption “Executive Compensation” in the proxy statement to be used in connection with the 2001 Annual Meeting of shareholders, on pages 12-16, which pages are incorporated here by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference to the information appearing under the caption “Securities Ownership of Management” in the proxy statement to be used in connection with the 2001 annual meeting of shareholders, on pages 3-5, which pages are incorporated here by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference to the information appearing under the caption “Related Transactions” in the proxy statement to be used in connection with the 2001 Annual Meeting of Shareholders, on page 18, which page is incorporated here by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements

The following financial statements are included by reference in part II, Item 8 hereof.

Independent Auditors’ Report
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Consolidated Statements of Changes in Stockholders’ Equity
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

The financial statement schedules required by this Item are omitted because the information is either inapplicable, not required or is in the consolidated financial statements as a part of this Report.

3.	The following exhibits are incorporated by reference herein or annexed to this Form 10-K:

3(i)-	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrants Form 10-Q filed with the Commission on April 13, 1998.)

14

3(ii)-	Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrants Form 10-Q filed with the Commission on April 13, 1998.)

10.1-	Employment Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.1 of Registrants Form 10-K filed with the Commission on March 31, 1999).

10.2-	Salary Continuation Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.2 of Registrants Form 10-K filed with the Commission on March 31, 1999).

10.3-	QNB Corp. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-91201 on Form S-8, filed with the Commission on November 18, 1999.)

10.4-	QNB Corp. 1988 Stock Incentive Plan. (Incorporated by reference to Exhibit 4A to Registration Statement No. 333-16627 on Form S-8, filed with the Commission on November 22, 1996.)

10.5-	QNB Corp. Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4B to Registration Statement No. 333-16627 on Form S-8, filed with the Commission on November 22, 1996.)

10.6-	The Quakertown National Bank Profit Sharing and Section 401(k) Salary Deferral Plan. (Incorporated by reference to Exhibit 4C to Registration Statement No. 333- 16627 on Form S-8, filed with the Commission on November 22, 1996.)

10.7-	Change of Control Agreement between Registrant and Robert C. Werner (Incorporated by reference to Exhibit 10.7 of Registrants Form 10-Q filed with the Commission on November 13, 2000.)

10.8-	Change of Control Agreement between Registrant and Bret H. Krevolin (Incorporated by reference to Exhibit 10.7 of Registrants Form 10-Q filed with the Commission on November 13, 2000.)

11-	Statement re: Computation of Earnings per Share. (Incorporated by Reference to page 35 of QNB Corp.’s 2000 Annual Report, “Notes to Consolidated Financial Statements- Note 2-Earnings Per Share,” which is included herein at Exhibit 13.)

12-	Statement re: Computation of Ratios. (Incorporated by Reference to page 6 of QNB Corp.’s 2000 Annual Report, which is included herein at Exhibit 13.)

13-	Excerpts from the 2000 Annual Report to Shareholders.

21-	Subsidiaries of the Registrant.

23-	Consent of KPMG LLP, filed herewith. 15

(b)	Reports on Form 8-K

None.

(c)	The exhibits required to be filed by this Item are listed under Item 14(a)3 above.

(d)	Not applicable.

16

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2001	QNB Corp. By: /s/ Thomas J. Bisko —————————————— Thomas J. Bisko President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Bisko —————————— Thomas J. Bisko	President, Chief Executive Officer and Director	March 30, 2001

/s/ Robert C. Werner —————————— Robert C. Werner	Vice President	March 30, 2001

/s/ Bret H. Krevolin —————————— Bret H. Krevolin	Chief Accounting Officer	March 30, 2001

/s/ Norman L. Baringer —————————— Norman L. Baringer	Director	March 30, 2001

/s/ Kenneth F. Brown Jr. —————————— Kenneth F. Brown Jr.	Director	March 30, 2001

/s/ Dennis Helf —————————— Dennis Helf	Director	March 30, 2001

17

SIGNATURES (Continued)

/s/ Gary S. Parzych —————————— Gary S. Parzych	Director	March 30, 2001

/s/ Donald T. Knauss —————————— Donald T. Knauss	Director	March 30, 2001

/s/ Charles M. Meredith, III ——————————— Charles M. Meredith, III	Director	March 30, 2001

/s/ Henry L. Rosenberger —————————— Henry L. Rosenberger	Director	March 30, 2001

/s/ Edgar L. Stauffer —————————— Edgar L. Stauffer	Director	March 30, 2001

18

QNB CORP. FORM 10-K FOR YEAR ENDED DECEMBER 31, 2000 EXHIBIT INDEX

Exhibit

3(i)-	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrants Form 10-Q filed with the Commission on April 13, 1998.)

3(ii)-	Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrants Form 10-Q filed with the Commission on April 13, 1998.)

10.1-	Employment Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.1 of Registrants Form 10-K filed with the Commission on March 31, 1999).

10.2-	Salary Continuation Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.2 of Registrants Form 10-K filed with the Commission on March 31, 1999).

10.3-	QNB Corp. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-91201 on Form S-8, filed with the Commission on November 18, 1999.)

10.4-	QNB Corp. 1988 Stock Incentive Plan. (Incorporated by reference to Exhibit 4A to Registration Statement No. 333-16627 on Form S-8, filed with the Commission on November 22, 1996.)

10.5-	QNB Corp. Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4B to Registration Statement No. 333-16627 on Form S-8, filed with the Commission on November 22, 1996.)

10.6-	The Quakertown National Bank Profit Sharing and Section 401(k) Salary Deferral Plan. (Incorporated by reference to Exhibit 4C to Registration Statement No. 333- 16627 on Form S-8, filed with the Commission on November 22, 1996.)

10.7-	Change of Control Agreement between Registrant and Robert C. Werner (Incorporated by reference to Exhibit 10.7 of Registrants Form 10-Q filed with the Commission on November 13, 2000.)

10.8-	Change of Control Agreement between Registrant and Bret H. Krevolin (Incorporated by reference to Exhibit 10.7 of Registrants Form 10-Q filed with the Commission on November 13, 2000.)

11-	Statement re: Computation of Earnings per Share. (Incorporated by Reference to page 35 of QNB Corp.’s 2000 Annual Report, “Notes to Consolidated Financial Statements- Note 2-Earnings Per Share,” which is included herein at Exhibit 13.)

12-	Statement re: Computation of Ratios. (Incorporated by Reference to page 6 of QNB Corp.’s 2000 Annual Report, which is included herein at Exhibit 13.)

13-	Excerpts from the 2000 Annual Report to Shareholders.

21-	Subsidiaries of the Registrant.

23-	Consent of KPMG LLP, filed herewith.