Form 10-Q
period 2001-03-31
QNB CORP
filed 2001-05-15
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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


                                 Not Applicable
         Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report.

     Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                    Outstanding at May 11, 2001
Common Stock, par value $1.25                                  1,473,079

                            QNB CORP. AND SUBSIDIARY

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2001


                                      INDEX


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)                                   PAGE

         Consolidated Statements of Income for Three
           Months Ended March 31, 2001 and 2000...............................1

         Consolidated Balance Sheets at March 31, 2001
           and December 31, 2000..............................................2

         Consolidated Statements of Cash Flows for Three
           Months Ended March 31, 2001 and 2000 ..............................3

         Notes to Consolidated Financial Statements ..........................4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION ................................6

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
           MARKET RISK ......................................................19

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ..................................................20

ITEM 2.  CHANGES IN SECURITIES ..............................................20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ....................................20

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS .............20

ITEM 5.  OTHER INFORMATION ..................................................20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...................................20

QNB Corp. and Subsidiary
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

                                                                (in thousands,
                                                              except share data)
                                                                 (unaudited)
--------------------------------------------------------------------------------
Three Months Ended March 31,                                    2001     2000
--------------------------------------------------------------------------------
Interest Income
Interest and fees on loans .................................   $3,717   $3,461
Interest and dividends on investment securities:
    Taxable ................................................    2,287    2,108
    Tax-exempt .............................................      381      319
Interest on Federal funds sold .............................       69       16
Interest on interest-bearing balances ......................        6        3
--------------------------------------------------------------------------------
         Total interest income .............................    6,460    5,907
--------------------------------------------------------------------------------
Interest Expense
Interest on deposits
    Interest-bearing demand accounts .......................      139      144
    Money market accounts ..................................      325      214
    Savings ................................................      159      171
    Time ...................................................    1,636    1,531
    Time over $100,000 .....................................      277      266
Interest on short-term borrowings ..........................      183       90
Interest on Federal Home Loan Bank advances ................      583      325
--------------------------------------------------------------------------------
         Total interest expense ............................    3,302    2,741
--------------------------------------------------------------------------------
         Net interest income ...............................    3,158    3,166
Provision for loan losses ..................................       --       --
--------------------------------------------------------------------------------
         Net interest income after provision for loan losses    3,158    3,166
--------------------------------------------------------------------------------
Non-Interest Income
Fees for services to customers .............................      349      298
Mortgage servicing fees ....................................       27       29
Net gain on investment securities available-for-sale .......       61       66
Net gain on sale of loans ..................................       26        4
Other operating income .....................................      225      220
--------------------------------------------------------------------------------
         Total non-interest income .........................      688      617
--------------------------------------------------------------------------------
Non-Interest Expense
Salaries and employee benefits .............................    1,471    1,420
Net occupancy expense ......................................      218      165
Furniture and equipment expense ............................      234      223
Marketing expense ..........................................      133       69
Other expense ..............................................      593      495
--------------------------------------------------------------------------------
         Total non-interest expense ........................    2,649    2,372
--------------------------------------------------------------------------------
    Income before income taxes .............................    1,197    1,411
Provision for income taxes .................................      209      316
--------------------------------------------------------------------------------
    Net Income .............................................   $  988   $1,095
================================================================================
    Net Income Per Share - Basic ...........................   $  .67   $  .72
================================================================================
    Net Income Per Share - Diluted .........................   $  .67   $  .72
================================================================================
    Cash Dividends Per Share ...............................   $  .27   $  .24
================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                         (in thousands)
                                                           (unaudited)
--------------------------------------------------------------------------------
                                                      March 31,   December 31,
                                                        2001         2000
--------------------------------------------------------------------------------
Assets
Cash and due from banks ..........................   $  12,083    $  14,466
Federal funds sold ...............................      12,948        2,678
Investment securities
    Available-for-sale ...........................     140,878      114,245
    Held-to-maturity (market value $44,857
      and $42,815) ...............................      44,469       42,982
Total loans, net of unearned income of $202
      and $195 ...................................     186,549      185,234
    Allowance for loan losses ....................      (2,935)      (2,950)
--------------------------------------------------------------------------------
         Net loans ...............................     183,614      182,284
Premises and equipment, net ......................       6,038        6,173
Accrued interest receivable ......................       2,700        2,213
Other assets .....................................       6,004        6,630
--------------------------------------------------------------------------------
Total assets .....................................   $ 408,734    $ 371,671
================================================================================
Liabilities
Deposits
    Demand, non-interest-bearing .................   $  33,141    $  34,773
    Interest-bearing demand accounts .............      48,982       49,154
    Money market accounts ........................      40,028       39,226
    Savings ......................................      36,239       35,388
    Time .........................................     119,786      117,622
    Time over $100,000 ...........................      20,355       17,659
--------------------------------------------------------------------------------
         Total deposits ..........................     298,531      293,822
Short-term borrowings ............................      23,886       17,819
Federal Home Loan Bank advances ..................      50,000       25,000
Accrued interest payable .........................       1,672        1,409
Other liabilities ................................       1,176        1,827
--------------------------------------------------------------------------------
Total liabilities ................................     375,265      339,877
--------------------------------------------------------------------------------
Commitments and contingencies

Shareholders' Equity
Common stock, par value $1.25 per share;
    authorized 5,000,000 shares; issued 1,512,755
    shares issued; 1,476,963 and 1,480,109 shares
    outstanding ..................................       1,891        1,891
Surplus ..........................................       6,491        6,491
Retained earnings ................................      24,998       24,409
Accumulated other comprehensive gain (loss) ......       1,112          (64)
Treasury stock, at cost: 35,792 and 32,646
    shares at March 31, 2001 and December 31, 2000      (1,023)        (933)
--------------------------------------------------------------------------------
Total shareholders' equity .......................      33,469       31,794
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity .......   $ 408,734    $ 371,671
================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 (in thousands)
                                                                   (unaudited)
---------------------------------------------------------------------------------
Three Months Ended March 31,                                   2001        2000
---------------------------------------------------------------------------------
Operating Activities
  Net income .............................................   $    988    $  1,095
  Adjustments to reconcile net income to net
  cash provided by operating activities
    Depreciation and amortization ........................        191         158
    Securities gains .....................................        (61)        (66)
    Net gain on sale of loans ............................        (26)         (4)
    Proceeds from sales of residential mortgages .........        738         102
    Originations of residential mortgages held-for-sale ..     (1,660)       (134)
    Proceeds from sales of student loans .................        279         228
    Deferred income tax provision ........................         17           3
    Change in income taxes payable .......................        177         297
    Net increase in interest receivable ..................       (487)       (133)
    Net amortization of premiums and discounts ...........         (5)         (3)
    Net increase in interest payable .....................        263          38
    Increase in other assets .............................        (16)       (367)
    (Decrease) in other liabilities ......................       (809)       (122)
---------------------------------------------------------------------------------
    Net cash (used) provided by operating activities .....       (411)      1,092
---------------------------------------------------------------------------------
Investing Activities
  Proceeds from maturities and calls of
  investment securities
    available-for-sale ...................................     14,054       2,162
    held-to-maturity .....................................      1,549       1,314
  Proceeds from sales of investment securities
    available-for-sale ...................................        564       1,643
    Purchase of investment securities
    available-for-sale ...................................    (39,400)    (12,576)
    held-to-maturity .....................................     (3,039)       (686)
  Net increase in Federal funds sold .....................    (10,270)         --
  Net increase in loans ..................................       (661)     (3,463)
  Net purchases of premises and equipment ................        (56)       (246)
---------------------------------------------------------------------------------
    Net cash used by investing activities ................    (37,259)    (11,852)
---------------------------------------------------------------------------------
Financing Activities
  Net (decrease) increase in non-interest-bearing deposits     (1,632)         63
  Net increase in interest-bearing deposits ..............      6,341         455
  Net increase in short-term borrowings ..................      6,067       3,593
  Proceeds from Federal Home Loan Bank advances ..........     25,000          --
  Cash dividends paid ....................................       (399)       (345)
  Purchase of treasury stock .............................        (90)         --
---------------------------------------------------------------------------------
    Net cash provided by financing activities ............     35,287       3,766
---------------------------------------------------------------------------------
    Decrease in cash and cash equivalents ................     (2,383)     (6,994)
    Cash and cash equivalents at beginning of year .......     14,466      19,352
---------------------------------------------------------------------------------
    Cash and cash equivalents at end of period ...........   $ 12,083    $ 12,358
=================================================================================
Supplemental Cash Flow Disclosures
  Interest paid ..........................................   $  3,039    $  2,703
  Income taxes paid ......................................         --          --
  Non-Cash Transactions
    Change in net unrealized holding gains (losses),
    net of taxes, on investment securities ...............      1,176        (262)

The accompanying notes are an integral part of the consolidated financial statements.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 March 31, 2001 AND 2000, AND DECEMBER 31, 2000
                                   (Unaudited)


1. REPORTING AND ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of QNB Corp. and its wholly owned subsidiary, The Quakertown National Bank, (QNB). All significant intercompany accounts and transactions are eliminated in the consolidated statements.

The consolidated balance sheet as of March 31, 2001, as well as the respective statements of income and cash flows for the three month period ended March 31, 2001 and 2000, are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in QNB's 2000 Annual Report incorporated in the Form 10-K.

The financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. The results for the periods presented are not necessarily indicative of the full year.

2. PER SHARE DATA

The following sets forth the computation of basic and diluted earnings per share (share and per share data have been restated to reflect the 5% stock dividend issued June 30, 2000 are not in thousands):

                                                          For the Three Months
                                                             Ended March 31,
                                                          2001           2000
                                                          ----           ----

Numerator for basic and diluted earnings               $      988     $    1,095
per share-net income

Denominator for basic earnings per share-               1,478,472      1,511,188
weighted average shares outstanding

Effect of dilutive securities-employee                       1007             --
stock options

Denominator for diluted earnings per                    1,479,479      1,511,188
share- adjusted weighted average
shares outstanding

Earnings per share-basic                               $      .67     $      .72
Earnings per share-diluted                             $      .67     $      .72

There were 38,636 and 48,195 stock options that were anti-dilutive for the three-month periods ended March 31, 2001 and 2000, respectively.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 2001 AND 2000, AND DECEMBER 31, 2000
                                   (Unaudited)


3. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business entity during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the periods ended March 31, 2001 and 2000 (net of the income tax effect):

                                                            For the Three Months
                                                              Ended March 31,
                                                             2001         2000
                                                             ----         ----

Unrealized  holding gains (losses) arising during
the period on securities held                              $ 1,216      $  (218)

Reclassification adjustment for sold securities                (40)         (44)
                                                           -------      -------

Net change in unrealized during the
period                                                       1,176         (262)

Unrealized holding (losses) gains, beginning of
period                                                         (64)      (2,604)
                                                           -------      -------

Unrealized holding gains (losses), end of period           $ 1,112      $(2,866)
                                                           =======      =======

Net income                                                 $   988      $ 1,095
Other comprehensive  income, net  of tax:

Unrealized holding gains (losses) arising during
the period                                                   1,176         (262)
                                                           -------      -------
Comprehensive Income                                       $ 2,164      $   833
                                                           =======      =======

4. STOCK REPURCHASE PLAN

In March of 2000, the Board of Directors of QNB Corp. authorized the repurchase of up to 4.99 percent or 75,410 shares of QNB Corp's outstanding common stock. Such repurchases may be made in open market or privately negotiated transactions. The repurchased shares will be held in treasury and will be available for general corporate purposes. As of March 31, 2001 QNB Corp. repurchased 35,792 shares at an average cost of $28.59 per share.

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

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to financial performance and other financial and business matters. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "position" and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" or similar expressions. The Corporation cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time, and the Corporation assumes no duty to update forward looking statements. Actual results could differ materially from those anticipated in these forward-looking statements.

In addition to factors previously disclosed by the Corporation and those identified elsewhere herein, the following factors, among others, could cause actual results to differ materially from forward looking statements: increased credit risk; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in competitive conditions; the inability to sustain revenue and earnings growth; changes in economic conditions, interest rates and financial and capital markets; inflation; changes in investment performance; customer disintermediation; customer borrowing, repayment, investment and deposit practices; customer acceptance of QNB products and services; and the impact, extent and timing of technological changes, capital management activities, actions of the Federal Reserve Board and legislative and regulatory actions and reforms.

RESULTS OF OPERATIONS

QNB recorded earnings of $988,000 or $.67 per share on a diluted basis for the three month period ended March 31, 2001. This compares to net income of $1,095,000 or $.72 per share-diluted reported for the first quarter of 2000.

The decline in net income when comparing the two quarters is primarily a result of an increase in non-interest expense of $277,000. Expenses related to a new computer system, a new branch in Souderton and the startup costs related to Trust and Investment Management services contributed to the increase. These new business initiatives entered into during 2000 and the first quarter of 2001 are intended to position the company for future growth and increased profitability. Partially offsetting the increase in non-interest expense was an increase in non-interest income. Non-interest income increased from $617,000 during the first quarter of 2000 to $688,000 during the first quarter of 2001, an increase of 11.5 percent. An increase in fee income from deposit accounts contributed to this increase.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS (Continued):

When comparing the three-month periods ended March 31, 2001 and 2000, net interest income decreased slightly despite a 9.3 percent increase in average earning assets. Net interest income which represents interest income, dividends, and fees on earning assets, less interest expense incurred on funding sources, decreased .3 percent to $3,158,000 for the quarter ended March 31, 2001 as compared to $3,166,000 for the quarter ended March 31, 2000. However, on a tax-equivalent basis, which allows for the comparison of tax-exempt loans and investments with taxable loans and investments, net interest income increased by
2.0 percent from  $3,388,000  at March 31, 2000 to $3,457,000 at March 31, 2001.
This is a result of an increase in the proportion of tax-exempt assets. The net interest margin declined from 4.11 percent during the first quarter of 2000 to
3.87 percent for the first quarter of 2001. Contributing to the decline in the net interest margin was the impact of an additional $25 million leverage transaction entered into during the first quarter of 2001. QNB borrowed $25 million from the Federal Home Loan Bank and invested those proceeds in investment securities at an initial spread of 136 basis points. This transaction has the impact of increasing net interest income but reducing the net interest margin.

Return on average assets was 1.04 percent and 1.25 percent while the return on average equity was 12.54 percent and 14.53 percent for the quarters ended March 31, 2001 and 2000, respectively.

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

Net interest income decreased .3 percent to $3,158,000 for the quarter ended March 31, 2001 as compared to $3,166,000 for the quarter ended March 31, 2000. However, on a tax-equivalent basis, which allows for the comparison of tax-exempt loans and investments to taxable loans and investments, net interest income increased by 2.0 percent from $3,388,000 for the three months ended March 31, 2000 to $3,457,000 for the same period ended March 31, 2001. This is a result of an increase in the proportion of tax-exempt earning assets to total earning assets. The yield on earning assets on a tax-equivalent basis was 7.57 percent for the first quarter of 2001 versus 7.44 percent for the first quarter of 2000, while the rate paid on interest-bearing liabilities was 4.20 percent and 3.87 percent for the same periods. The increase in the rates paid on interest-bearing liabilities, despite the large decline in interest rates during the first quarter of 2001, is primarily a result of higher rates on money market accounts resulting from the introduction of the Treasury Select Money Market product at the end of the first quarter of 2000 and the competitive nature of the local market for certificates of deposits, particularly during the second and third quarters of 2000. Borrowings from the Federal Home Loan Bank during the first quarter of 2001 also contributed to the increase in the rate on interest-bearing liabilities. The Treasury Select Money Market is a variable rate account indexed to a percentage of the monthly average rate of the 91-day Treasury bill rate based on balances in the account. The rates paid on funding sources increasing to a greater degree than rates on earning assets resulted in a decline in the net interest margin. The net interest margin on a tax-equivalent basis declined 24 basis points to 3.87 percent for the three-month period ended March 31, 2001 compared with 4.11 percent for the same period in 2000. A 9.3 percent increase in average earning assets helped offset

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued):

the negative impact of a falling net interest margin.

Some of the growth in average earning assets was funded through a wholesale funding transaction entered into during the first quarter of 2001, whereby QNB borrowed $25,000,000 from the Federal Home Loan Bank at an average rate of 5.71 percent. These funds were reinvested in investment securities with an average yield of 7.07 percent for an initial spread of 136 basis points. This transaction has the impact of increasing net interest income, but lowering the net interest margin.

The yield on earning assets increased when comparing the two quarters despite generally falling interest rates, as represented by the United States Treasury yield curve, during the later part of 2000 and early 2001. The concerns of a slowing economy, falling consumer confidence and a possibility of recession has prompted the Federal Reserve Bank to cut the Federal funds target rate 4 times and 200 basis points since the beginning of 2001. The yield on loans increased 17 basis points to 8.32 percent when comparing the first quarter of 2000 to the first quarter of 2001, however it declined 5 basis points compared to the fourth quarter of 2000. During the first quarter of 2000 the prime rate on loans increased from 8.50 percent to 9.50 percent, while during the first quarter of 2001 the prime rate has decreased from 9.50 percent to 8.00 percent. The prime rate has subsequently dropped to 7.50 percent in April 2001. This decline in interest rates will have a negative impact on the yield on loans during 2001 as loans with re-pricing features price lower and customers with fixed rate loans refinance at lower rates. Another factor in the decline in the yield on loans is the current competitive environment for loans, both commercial and consumer, from both banks and non-banks.

When comparing the first quarter of 2001 to the first quarter of 2000, the yield on investment securities increased to 6.83 percent from 6.66 percent. It also represents an increase from the yield of 6.72 percent recorded during the fourth quarter of 2000. The 7.07 percent yield from the investments purchased as part of the leverage transaction contributed to the increase in the overall yield of the investment portfolio. The yield on investments in expected to decline during 2001 as cash flow from called bonds as well as from mortgage-backed securities is invested at lower rates.

Total interest expense increased $561,000 during the first quarter of 2001 to $3,302,000. Interest expense on the borrowings from the Federal Home Loan Bank contributed $258,000 to the increase. The yield on interest bearing deposits increased from 3.74 percent to 3.96 percent while the yield on short-term borrowings increased from 3.72 percent to 4.23 percent for the quarters ended March 31, 2000 and 2001. These yields are anticipated to decline during 2001 as the lower market rates translate into lower deposit and borrowing rates. The average yield on the Federal Home Loan Bank advances increased from 5.23 percent during the first quarter of 2000 to 5.63 percent during the first quarter of 2001 as a result of the additional borrowings

PROVISION FOR LOAN LOSSES

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

PROVISION FOR LOAN LOSSES (Continued):

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

The provision for loan losses was zero for both three-month periods ended March 31, 2001 and 2000. QNB was able to eliminate the provision for loan losses during the first quarter of 2000 as a result of continued low levels of non-performing assets and delinquency relative to the allowance for loan losses. QNB had net charge-offs of $15,000 and $29,000 during the first quarter of 2001 and 2000, respectively.

Non-performing assets (non-accruing loans, loans past due 90 days or more, and other real estate owned) remained low amounting to .05 percent of total assets at March 31, 2001. This compares to .28 percent at March 31, 2000 and .06 percent at December 31, 2000. Non-accrual loans were $197,000 and $627,000 at March 31, 2001 and 2000. Non-accrual loans at December 31, 2000 were $205,000. QNB did not have any other real estate owned as of March 31, 2001 and December 31, 2000. Other real estate owned was $348,000 at March 31, 2000.

There were no restructured loans as of March 31, 2001, December 31, 2000 or March 31, 2000 as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for loan losses was $2,935,000 and $2,950,000 at March 31, 2001 and December 31, 2000, respectively. The ratio of the allowance to total loans was 1.57 percent and 1.59 percent for the respective periods. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

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

At March 31, 2001 and 2000, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $139,000 and $561,000, respectively, of which $100,000 and $511,000 related to loans with no valuation allowance. At March 31, 2001 and 2000 there were $39,000 and $50,000 in impaired loans that had a valuation allowance against the entire amount. Most of the loans identified as impaired are collateral-dependent.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME

QNB, through its core banking business, generates various fees and service charges. Total non-interest income is composed of service charges on deposit accounts, mortgage servicing fees, gains on the sale of investment securities, gains on the sale of residential mortgages and student loans, and other miscellaneous fee income. QNB reviews all service charges and fee schedules related to its products and services on an annual basis. Except for the imposition of an ATM surcharge for non-QNB customers during the second quarter of 2000, QNB has not materially changed these fee schedules during 2000 or 2001. Total non-interest income increased $71,000 or 11.5 percent to $688,000 for the quarter ended March 31, 2001 when compared to March 31, 2000. Excluding gains and losses on the sale of investment securities and loans during both periods, non-interest income increased approximately $54,000 or 9.9 percent.

Fees for services to customers, the largest component of total non-interest income, is primarily comprised of service charges on deposit accounts. These fees increased 17.1 percent, to $349,000 from $298,000, when comparing the two quarters. An increase in overdraft fee income resulting from a higher volume of overdrafts accounted for the entire $51,000 increase in fees for services to customers.

To date, when QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. Mortgage servicing fees for the quarter ended March 31, 2001 were $27,000 which represents a $2,000 decline from the same period in 2000. The decrease in mortgage servicing fees for the quarter is a result of a decline in the amount of mortgages serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over a period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. During the first quarter of 2001, QNB amortized approximately $11,000 of the mortgage servicing asset compared to $12,000 during the first quarter of 2000. The average balance of mortgages serviced for others was $60,126,000 for the first quarter of 2001 compared to $65,097,000 for the first quarter of 2000, a decline of 7.6 percent. Lower mortgage rates resulting from declining Treasury rates during the end of 2000 and the beginning of 2001 should result in an increase in the number of mortgage loans originated and sold. This may result in higher mortgage servicing income as long as new sales exceed prepayments on the existing portfolio of serviced loans. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

Gains on the sale of investment securities were $61,000 for the first quarter of 2001, compared to $66,000 for the first three months of 2000. QNB owns a small portfolio of marketable equity securities. The gains during both periods were a result of sales from this portfolio of stocks. There were no sales of debt securities during the first quarter of 2001. During the first quarter of 2000, QNB sold approximately $1,500,000 in U.S. Treasury securities at a loss of approximately $1,000.

QNB recorded a gain of $26,000 on the sale of loans during the first quarter of 2001. This compares to a $4,000 gain for the same period in 2000. The sale of residential mortgages and the sale of student loans account for $22,000 and $4,000 of the gains, respectively in 2001. For the same period in 2000 the sale of residential mortgage loans accounted for $1,000 of the gain while the sale of student loans represented $3,000 of the gain. QNB sold approximately $275,000

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued):

and $225,000 in student loans during the first quarters of 2001 and 2000, respectively. Student loan income, both interest income and the gain on the sale of loans, have been negatively impacted by the change in pricing for student loans by the U.S. Government in 2000.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Declining interest rates during late 2000 and early 2001 increased the amount of mortgage origination and sales activity. QNB originated $1,660,000 and $134,000 in mortgages held for sale during the first quarter of 2001 and 2000. Proceeds from the sale of residential mortgages were approximately $738,000 and $102,000 during the first quarter of 2001 and 2000. As of March 31, 2001 QNB had approximately $1,117,000 in mortgage loans classified as held for sale. These loans are accounted for at lower of cost or market.

Other operating income increased $5,000 to $225,000 when comparing the three-month periods ended March 31, 2001 and 2000. Income of $25,000 related to an ATM surcharge implemented during the second quarter of 2000 was partially offset by a $12,000 decrease in ATM interchange income resulting from fewer transactions at QNB machines by non-QNB customers. Higher debit card income resulting from an increase in the number of transactions contributed $13,000 to the increase in other income while merchant-processing income increased $4,000. Declines in the recognition of rental income on other real estate owned of $8,000 and commissions on mutual fund sales of $5,000 partially offset some of these positive variances. The rental income decreased as a result of the sale of the remaining properties.

The development of new products and services including the introduction of Trust and Investment Management services and Title insurance services during the first quarter of 2001 should help generate additional non-interest income.

NON-INTEREST EXPENSE

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, and various other operating expenses. Total non-interest expense of $2,649,000 for the quarter ended March 31, 2001 represents an increase of $277,000 or 11.7 percent from levels reported in the first quarter of 2000.

Salaries and benefits, the largest component of non-interest expense, increased $51,000 or 3.6 percent to $1,471,000 for the quarter ended March 31, 2001 compared to the same quarter in 2000. Salary expense increased $25,000 or 2.2 percent during the period to $1,165,000 while benefits expense increased $26,000 or 9.3 percent to $306,000. Excluding the accrual for incentive compensation in 2000, salary expense increased 5.0 percent. The increase is related to both merit increases and the increase in the number of employees due in part to the addition of a new branch and the Trust and Investment Management department. The increase in benefits expense is a result of a $13,000 or17.0 percent increase in medical and dental premiums, an $11,000 increase in payroll tax expense related to the increase payroll costs and a $5,000 increase in retirement plan expense.

Net occupancy expense increased $53,000 or 32.1 percent to $218,000 when comparing the three-month periods ended March 31, 2001 and 2000, respectively. An increase in branch rent expense of $34,000 was primarily attributable to the opening of the new branch in Souderton in January 2001 and to the expansion of the Country Square location at the end of 1999. The higher rent expense for the

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (Continued):

expanded location did not begin until the second quarter of 2000. Depreciation on leasehold improvements increased $6,000 and building repairs and maintenance expense increased $10,000. The cost of snow removal contributed to the higher building maintenance costs. An increase in utility costs of $8,000 also contributed to the increase in net occupancy expense.

Furniture and equipment expense increased $11,000 or 4.9 percent to $243,000 when comparing the first quarter of 2001 to the first quarter of 2000. Depreciation expense increased $26,000 during the first quarter of 2001, primarily as a result of the depreciation on the new computer system installed at the end of 2000. Partially offsetting this increase was a reduction in equipment maintenance costs and disaster recovery costs on the computer system.

Marketing expense increased $64,000 to $133,000 for the quarter ended March 31, 2001. Advertising and promotional costs pertaining to the opening of the new branch was the major reason for the increase in marketing expense when comparing the two quarters. The timing of the purchase of some promotional items also contributed to the increase in marketing expense.

Total other expense for the three months ended March 31, 2001 was $593,000, an increase of $98,000 or 19.8 percent over the same period in 2000. The major categories that comprise other expense are postage, supplies, professional services, telecommunications costs, insurance expense and state taxes. Professional service costs increased $30,000 with legal expense contributing $20,000 to the increase. The first quarter of 2000 included the recovery of approximately $16,000 in legal costs from prior years. Excluding these recoveries legal expense increased $4,000. Costs related to the startup of the Trust department contributed $11,000 to the increase in professional service expense.

An $18,000 increase in supplies expense, a $9,000 increase in courier expense, a $9,000 increase in classified advertising and an $8,000 increase in ATM network costs also contributed to the increase in other non-interest expense. The increase in supplies expense is a combination of timing, the start-up of the new branch and an increase related to the computer conversion. Supply purchases were less than normal during the first quarter of 2000 as many supplies were purchased at the end of 1999 in preparation for Year 2000 concerns. The increase in courier expense relates to the outsourcing of that function during the second quarter of 2000.

INCOME TAXES

Applicable income taxes and effective tax rates were $209,000 or 17.5 percent for the three-month period ended March 31, 2001, and $316,000 or 22.4 percent for the same period in 2000. The reduction in the effective tax rate when comparing 2001 to 2000 is a result of an increase in income from tax-exempt municipal securities and loans and an increase in dividend income subject to the 70 percent dividend exclusion relative to total pre-tax income.

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 2001 QNB's net deferred tax asset was $257,000. A deferred tax asset of $756,000 relating to the allowance for loan losses was partially offset by a deferred tax liability of $573,000 resulting from the SFAS No.115 adjustment for available-for-sale investment securities. As of March 31, 2000 QNB's net deferred tax asset was $2,466,000. A deferred tax asset of $833,000 related to the allowance for loan losses and $1,486,000

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

INCOME TAXES (Continued):

resulting from the SFAS No.115 adjustment account for most of the deferred tax asset at March 31, 2000.

BALANCE SHEET ANALYSIS

The Balance Sheet Analysis reviews average balance sheet data for the three months ended March 31, 2001 and 2000, as well as the period ended balances as of March 31, 2001 and December 31, 2000.

Average earning assets for the three-month period ended March 31, 2001 increased $30,793,000 or 9.3 percent to $362,287,000 from $331,494,000 for the quarter ended March 31, 2000. Average investments increased $15,724,000 while average loans and Federal funds sold increased $11,018,000 and $3,925,000, respectively. The large increase in the investment portfolio is primarily the result of the leverage transaction and the additional $25,000,000 in advances from the Federal Home Loan Bank. The additional advance from the Federal Home Loan Bank average $17,000,000 for the first quarter of 2001.

The 6.3 percent increase in average loans is a result of the development of a business development and calling program encompassing lending personnel, branch personnel and executive management. The focus of this program is to both develop new lending and deposit relationships as well as strengthen existing relationships. Average commercial loans increased $8,920,000 while average consumer loans increased $1,739,000 when comparing the first quarter of 2001 to the first quarter of 2000. The increase in consumer loans is the result of aggressive fixed rate home equity loan promotions and pricing.

In addition to borrowing from the Federal Home Loan Bank, the growth in average earning assets was funded by increases in interest-bearing deposit accounts and short-term borrowings. Average interest-bearing deposit accounts increased $9,445,000, while average short-term borrowings increased $7,773,000. The growth in average interest-bearing deposit accounts is centered in money market accounts which increased $8,552,000 when comparing the two quarters. The popularity of the Treasury Select Money Market product introduced at the end of the first quarter of 2000 is the primary reason for this increase. The increase in short-term borrowings is a result of a $7,766,000 increase in commercial cash management balances when comparing the two quarters. Average total deposits increased 2.4 percent when comparing the three-month periods.

Total assets at March 31, 2001 were $408,734,000, compared with $371,671,000 at December 31, 2000, an increase of 10.0 percent for the quarter. This growth was primarily funded by the $25,000,000 advance from the Federal Home Loan Bank during the first quarter of 2001. In addition, total deposits increased from $293,822,000 at December 31, 2000 to $298,531,000 at March 31, 2001 while short-term borrowings increased from $17,819,000 to $23,886,000 at these same dates. A $4,860,000 increase in time deposits is the primary reason for the increase in total deposits. With the decline in market interest rates during the first quarter of 2001, time deposit rates have stayed high relative to rates on money market and savings accounts. This is due to the competitive local market for time deposits.

The increase in assets from December 31, 2000 to March 31, 2001 is primarily centered in investment securities and Federal funds sold which increased $28,120,000 and $10,270,000, respectively. The increase in investment securities

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

BALANCE SHEET ANALYSIS (Continued):

is primarily the result of the leverage transaction. The increase in Federal Funds sold is a result of the desire to stay liquid in light of the increase in the commercial cash management balances which are short-term in nature and the prospect for loan demand during the second quarter of 2001.

At March 31, 2001 the fair value of investment securities available-for-sale was $140,878,000 or $1,685,000 above the amortized cost of $139,193,000. This compares to a fair value of $114,245,000 or $98,000 below the amortized cost of $114,343,000 at December 31, 2000. An unrealized holding gain, net of taxes, of $1,112,000 was recorded as an increase to shareholders' equity at March 31, 2001. An unrealized holding loss, net of taxes, of $64,000 was recorded as a decrease to shareholders' equity at December 31, 2000. Falling interest rates during the first quarter of 2001 resulted in the unrealized gain in the portfolio as of March 31, 2001. The growth in the portfolio as a result of the leverage transaction as well as the replacement of callable agency securities with mortgage-backed securities and collateralized mortgage obligations (CMO's) has resulted in a change in a change in the sector composition of the entire investment portfolio. The percentage of the portfolio in callable agency bonds has decreased to 16.5 percent of the portfolio at March 31, 2001 versus 27.0 percent as of December 31, 2001. During this same time period corporate bonds have increased to 9.3 percent of the portfolio from .6 percent of the portfolio and mortgage-backed securities have increased to 17.8 percent of the portfolio from 16.2 percent. CMO's represent 26.9 percent of the portfolio at March 31, 2001 compared to 26.1 percent at December 31, 2000.

The available-for-sale portfolio had a weighted average maturity of approximately 5 years and 10 months at March 31, 2001 and 5 years, 4 months at December 31, 2000. The weighted average tax-equivalent yield was 6.72 percent and 6.73 percent at March 31, 2001 and December 31, 2000. The weighted average maturity is based on the stated contractual maturity of all securities except for mortgage-backed securities, which are based on estimated average life. The maturity of the portfolio may be shorter because of call features in many debt securities and because of prepayments on mortgage-backed securities. The interest rate sensitivity analysis reflects the expected maturity distribution of the securities portfolio based upon estimated call dates and anticipated cash flows assuming management's most likely interest rate environment. The expected weighted average life of the available-for-sale portfolio was 4 years, 6 months at March 31, 2001 and 4 years, 2 months at December 31, 2000, based on these assumptions.

Investment securities held-to-maturity are reported at amortized cost. As of March 31, 2001 and December 31, 2000, QNB had securities classified as held-to-maturity with an amortized cost of $44,469,000 and $42,982,000 and a market value of $44,857,000 and $42,815,000, respectively. The held-to-maturity portfolio had an expected weighted average maturity of approximately 3 years, 2 months and 4 years, 8 months at March 31, 2001 and December 31, 2000. The decline in the expected weighted average maturity during the three month period is a result of an increase in prepayments on mortgage related securities as interest rates have declined.

LIQUIDITY

Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. QNB manages its mix of cash, Federal funds sold, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities, net interest income and fee income. The portfolio of investment securities available-for-sale and QNB's policy of selling certain residential mortgage originations and student loans in the secondary market also provide sources of liquidity. Additional sources of liquidity are provided by The

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY (Continued):

Quakertown National Bank's membership in the Federal Home Loan Bank and a $5,000,000 unsecured Federal funds line granted by the Bank's correspondent.

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale were $169,156,000 and $131,587,000 at March 31, 2001 and December 31, 2000. These sources were adequate to meet seasonal deposit withdrawals during the first quarter of 2001 and should be adequate to meet normal fluctuations in loan demand and or deposit withdrawals. Approximately $40,055,000 and $43,019,000 of available-for-sale securities at March 31, 2001 and December 31, 2000 were pledged as collateral for repurchase agreements and deposits of public funds as required by law. In addition, under terms of its agreement with the Federal Home Loan Bank, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and Agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the Federal Home Loan Bank.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. QNB's cash and cash equivalents decreased $2,383,000 to $12,083,000 at March 31, 2001. This compares to a $6,994,000 decrease during the first three months of 2000. The large decrease during the first three months of 2000 is a result of liquidity planning for potential Year 2000 concerns. QNB increased cash at the end of 1999 as a contingency plan for any potential Year 2000 problems. This excess cash was reinvested in investment securities in January and February of 2000 after Year 2001 concerns passed.

After adjusting net income for non-cash transactions, operating activities used $411,000 in cash flow in the first three months of 2001, compared to providing $1,092,000 in the same period of 2000. An increase in residential mortgage loan activity as well as the reduction in accrued liabilities and payables during the first three months of 2001 account for the net use of funds.

Net cash used by investing activities was $37,259,000 during the first quarter of 2001. The purchase of investment securities exceeded the maturity, call and sale of securities by $26,272,000 during the first quarter of 2001. This increase relates primarily to the $25,000,000 in purchases as part of the leverage transaction. A $10,270,000 increase in Federal funds sold was also a use of cash during the first quarter of 2001. Net cash used by investing activities was $11,852,000 during the first three months of 2000. The purchase of investment securities exceeded the maturity, call and sales of securities by $8,143,000 during the first quarter of 2000. Most of this activity relates to the reinvestment of the excess Year 2000 cash buildup. A net increase in loans of $3,463,000 was also a use of cash during the first quarter of 2001.

Net cash provided by financing activities was $35,287,000 during the first quarter of 2001 and $3,766,000 during the first quarter of 2000. The $25,000,000 in advances from the Federal Home Loan Bank as well as a $6,067,000 increase in short-term borrowings and a $4,860,000 increase in time deposits account for the large increase in cash provided by financing activities in 2001. With regard to the first quarter of 2000, short-term borrowings increased $3,593,000, with cash management accounts increasing $2,152,000 and Federal funds purchased increasing $1,332,000 during this period. The increase in Federal funds purchased is a result of the growth in assets exceeding the growth in deposits during the first three months of 2000.

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB's shareholders' equity at March 31, 2001 was $33,469,000 or 8.19 percent of total assets compared to shareholders' equity of $31,794,000 or 8.55 percent at December 31, 2000. Shareholders' equity at March 31, 2001 includes a positive adjustment of $1,112,000 related to unrealized holding gains, net of taxes, on investment securities available-for-sale, while shareholders' equity at December 31, 2000 includes a negative adjustment of $64,000. Without these adjustments shareholders' equity to total assets would have been 7.92 percent and 8.57 percent at March 31,2001 and December 31, 2000. The decline in the capital to asset ratio is a result of the growth in assets primarily related to the leverage transaction as well as the success of the stock repurchase plan.

On March 30, 2000, the Board of Directors of QNB Corp. approved a plan to repurchase up to 4.99 percent or 75,410 shares of QNB Corp's outstanding common stock in open market and privately negotiated transactions. As of March 31, 2001, 35,646 shares had been repurchased at an average cost of $28.59 and at December 31, 2000, 32,646 shares had been repurchased at average cost of $28.58 per share. These shares are recorded as Treasury stock at cost and reduce total shareholder's equity. During the second quarter of 2000 the Board of Directors declared a 5 percent stock dividend paid June 30, 2000. Per share information has been adjusted to reflect the impact of the stock dividend.

Shareholders' equity averaged $31,946,000 for the first three months of 2001 and $30,991,000 during all of 2000, an increase of 3.1 percent. The ratio of average total equity to average total assets declined to 8.29 percent for 2001, compared to 8.53 percent for 2000. The decrease in the equity to asset ratio is a function of the growth in average assets and the stock repurchase plan mentioned above.

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

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based and 4.00 percent for leverage. Under the requirements, QNB has a Tier I capital ratio of 12.98 percent and 13.99 percent, a total risk-based ratio of 14.18 percent and 15.24 percent and a leverage ratio of 8.27 percent and 8.60 percent at March 31, 2001 and December 31, 2000, respectively. The decline in the capital ratios reflects the growth in assets since December as well as the changes in the types of investment securities purchased. Corporate bonds have a higher risk weighting than U.S. Agency securities.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At March 31, 2001 and December 31, 2000 QNB met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively and a Tier I leverage ratio of 5.00 percent.

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

Gap analysis measures the difference between volumes of rate-sensitive assets and liabilities and quantifies these re-pricing differences for various time intervals. Static gap analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income since changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously. Interest rate sensitivity analysis also involves assumptions on certain categories of assets and deposits. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest re-pricing opportunity. Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow. Savings accounts, including passbook, statement savings, money market accounts; except for the Treasury Select product, and interest-bearing demand accounts, do not have a stated maturity or re-pricing term and can be withdrawn or re-priced at any time. This may impact QNB's margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the re-pricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. The Treasury Select Indexed Money Market account re-prices monthly based on a percentage of the average of the 91-day Treasury bill.

A positive gap results when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities. A negative gap results when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets.

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At March 31, 2001, interest-earning assets scheduled to mature or likely to be called, re-priced or repaid in one year were $135,913,000. Interest-sensitive liabilities scheduled to mature or re-price within one year were $139,498,000. The one year cumulative gap, which reflects QNB's interest sensitivity over a period of time, was a negative $3,585,000 at March 31, 2001. The cumulative one-year gap equals -.93 percent of total earning assets. This slightly negative or liability sensitive gap will generally benefit QNB in a falling interest rate environment, while rising interest rates could negatively impact QNB.

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

Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies. Based on the simulation model, net interest income for the next twelve months is expected to increase slightly

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

INTEREST RATE SENSITIVITY (Continued):

compared to the prior twelve months. The projected increase in net interest income is primarily the result of growth in earning assets offsetting the anticipated decline in the net interest margin.

If interest rates are 100 basis points higher than management's most likely interest rate environment, the simulation model projects net interest income for the next twelve months to exceed the most likely scenario. Conversely, if interest rates were 100 basis points lower, net interest income for the most likely scenario would decline. These results are inconsistent with the results of the gap analysis described above. This inconsistency shows some of the inherent weaknesses of GAP analysis, which for example, does not factor in interest rate floors on deposit accounts.

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

The nature of QNB's current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At March 31, 2001, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

--------------------------------------------------------------------------------
Change in Interest Rates   Net Interest Income   Dollar Change   Percent Change
--------------------------------------------------------------------------------
+300 Basis Points               $12,499            $  (346)          (2.69)%
+200 Basis Points                12,731               (114)          (0.89)
+100 Basis Points                12,903                 58             .45
FLAT RATE                        12,845                 --              --
-100 Basis Points                12,511               (334)          (2.60)
-200 Basis Points                11,842             (1,003)          (7.18)
-300 Basis Points                11,197             (1,648)         (12.83)

Management believes, given the current interest rate environment that it is unlikely that interest rates would decline by 200 or 300 basis points.

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

                                 MARCH 31, 2001

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        None.

Item 3. Default Upon Senior Securities

        None.

Item 4. Submission of Matters to Vote of Securities Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

       (a)  Exhibits

The following Exhibits are included in this Report:

Exhibit 3(i) Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrants Form 10-Q filed with the Commission on August 13,1998).

Exhibit 3(ii) Bylaws of  Registrant,  as amended.  (Incorporated by reference to
              Exhibit 3(ii) of Registrants Form 10-Q filed with the Commission on August 13,1998).

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

                                 MARCH 31, 2001


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

Exhibit 10.8 Change of Control Agreement between Registrant and Bret H. Krevolin (Incorporated by reference to Exhibit 10.8 of Registrants Form 10-Q filed with the Commission on November 13, 2000.)

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



                                              QNB Corp.




Date:  May 14, 2001                           By:
       ------------------------------

                                              ----------------------------------
                                              Thomas J. Bisko
                                              President/CEO


Date:  May 14, 2001                           By:
       ------------------------------

                                              ----------------------------------
                                              Robert C. Werner
                                              Vice President


Date:  May 14, 2001                           By:
       ------------------------------

                                              ----------------------------------
                                              Bret H. Krevolin
                                              Chief Accounting Officer