Form 10-Q
period 2001-06-30
QNB CORP
filed 2001-08-14
CIK 750558

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001 OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________ Commission file number 0-17706 QNB Corp. (Exact Name of Registrant as Specified in Its Charter)

Pennsylvania (State or Other Jurisdiction of Incorporation or Organization)	23-2318082 (I.R.S. Employer Identification No.)
10 North Third Street, Quakertown, PA (Address of Principal Executive Offices)	18951-9005 (Zip Code)

Registrant’s Telephone Number, Including Area Code (215)538-5600

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $1.25	Outstanding at August 10, 2001 1,543,184

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED JUNE 30, 2001

INDEX

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Interest Income
Interest and fees on loans	$3,761	$3,678	$ 7,478	$ 7,139
Interest and dividends on investment securities:
Taxable	2,438	2,112	4,725	4,220
Tax-exempt	411	330	792	649
Interest on Federal funds sold	113	10	182	26
Interest on interest-bearing balances	4	5	10	8

Total interest income	6,727	6,135	13,187	12,042

Interest Expense
Interest on deposits
Interest-bearing demand accounts	123	156	262	300
Money market accounts	287	273	612	487
Savings	152	187	311	358
Time	1,701	1,552	3,337	3,083
Time over $100,000	321	255	598	521
Interest on short-term borrowings	155	142	338	232
Interest on Federal Home Loan Bank advances	701	338	1,284	663

Total interest expense	3,440	2,903	6,742	5,644

Net interest income	3,287	3,232	6,445	6,398
Provision for loan losses	–	–	–	–

Net interest income after provision for loan losses	3,287	3,232	6,445	6,398

Non-Interest Income
Fees for services to customers	360	307	709	605
Mortgage servicing fees	27	31	54	60
Net gain on investment securities available-for-sale	179	39	240	105
Net gain on sale of loans	90	38	116	42
Other operating income	256	276	481	496

Total non-interest income	912	691	1,600	1,308

Non-Interest Expense
Salaries and employee benefits	1,462	1,405	2,933	2,825
Net occupancy expense	199	167	417	332
Furniture and equipment expense	257	227	491	450
Marketing expense	108	129	241	198
Other expense	664	578	1,257	1,073

Total non-interest expense	2,690	2,506	5,339	4,878

Income before income taxes	1,509	1,417	2,706	2,828
Provision for income taxes	325	332	534	648

Net Income	$1,184	$1,085	$ 2,172	$ 2,180

Net Income Per Share - Basic	$ .77	$ .69	$ 1.40	$ 1.38

Net Income Per Share - Diluted	$ .76	$ .68	$ 1.40	$ 1.37

Cash Dividends Per Share	$ .27	$ .23	$ .54	$ .46

The accompanying notes are an integral part of the consolidated financial statements. Page 1

CONSOLIDATED BALANCE SHEETS

	(in thousands) (unaudited)

	June 30, 2001	December 31, 2000

Assets
Cash and due from banks	$ 19,751	$ 14,466
Federal funds sold	672	2,678
Investment securities
available-for-sale	148,666	114,245
held-to-maturity (market value $45,857 and $42,815)	45,466	42,982
Total loans, net of unearned income of $178 and $195	189,854	185,234
Allowance for loan losses	(2,923)	(2,950)

Net loans	186,931	182,284
Premises and equipment, net	5,897	6,173
Accrued interest receivable	2,607	2,213
Other assets	6,079	6,630

Total assets	$ 416,069	$ 371,671

Liabilities
Deposits
Demand, non-interest-bearing	$ 37,141	$ 34,773
Interest bearing demand accounts	48,508	49,154
Money market accounts	35,995	39,226
Savings	37,475	35,388
Time	127,007	117,622
Time over $100,000	25,450	17,659

Total deposits	311,576	293,822
Short-term borrowings	17,520	17,819
Federal Home Loan Bank advances	50,000	25,000
Accrued interest payable	1,762	1,409
Other liabilities	1,335	1,827

Total liabilities	382,193	339,877

Commitments and contingencies

Shareholders’ Equity
Common stock, par value $1.25 per share;
5,000,000 shares authorized; 1,588,845 shares and 1,512,755 shares issued;
1,543,184 and 1,480,109 shares outstanding	1,986	1,891
Surplus	8,659	6,491
Retained earnings	23,512	24,409
Accumulated other comprehensive gain (loss)	973	(64)
Treasury stock, at cost; 45,661 and 32,646 shares at June 30, 2001 and December 31, 2000	(1,254)	(933)

Total shareholders’ equity	33,876	31,794

Total liabilities and shareholders’ equity	$ 416,069	$ 371,671

The accompanying notes are an integral part of the consolidated financial statements. Page 2

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands) (unaudited)

Six Months Ended June 30,	2001	2000

Operating Activities
Net income	$ 2,172	$ 2,180
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	394	327
Securities gains	(240)	(105)
Net gain on sale of loans	(116)	(42)
Proceeds from sales of residential mortgages	4,103	626
Originations of residential mortgages held-for-sale	(4,687)	(817)
Proceeds from sales of student loans	2,350	1,980
Gain on sale of other real estate owned	–	(8)
Deferred income tax provision	54	52
Change in income taxes payable	202	81
Net increase in interest receivable	(394)	(103)
Net amortization of premiums and discounts	7	(10)
Net increase (decrease) in interest payable	353	(64)
Increase in other assets	(56)	(222)
Decrease in other liabilities	(675)	(1)

Net cash provided by operating activities	3,467	3,874

Investing Activities
Proceeds from maturities and calls of investment securities
available-for-sale	30,127	3,657
held-to-maturity	5,586	2,886
Proceeds from sales of investment securities
available-for-sale	1,160	2,402
Purchase of investment securities
available-for-sale	(63,894)	(15,545)
held-to-maturity	(8,080)	(686)
Net decrease in Federal funds sold	2,006	–
Net increase in loans	(6,297)	(10,826
Net purchases of premises and equipment	(118)	(666)
Proceeds from the sale of other real estate owned	–	252

Net cash used by investing activities	(39,510)	(18,526)

Financing Activities
Net increase in non-interest-bearing deposits	2,368	2,979
Net increase in interest-bearing deposits	15,386	6,042
Net (decrease) increase in short-term borrowings	(299)	2,397
Proceeds from Federal Home Loan Bank advances	25,000	–
Cash dividends paid	(825)	(712)
Proceeds from issuance of common stock	19	25
Purchases of treasury stock	(321)	(466)

Net cash provided by financing activities	41,328	10,265

Increase (decrease) in cash and cash equivalents	5,285	(4,387)
Cash and cash equivalents at beginning of year	14,466	19,352

Cash and cash equivalents at end of period	$ 19,751	$ 14,965

Supplemental Cash Flow Disclosures
Interest paid	$ 6,389	$ 5,708
Income taxes paid	260	500
Non-Cash Transactions
Change in net unrealized holding gains (losses), net of taxes, on available-for-sale securities	1,037	(134)

The accompanying notes are an integral part of the consolidated financial statements. Page 3

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000, AND DECEMBER 31, 2000
(Unaudited)

1. REPORTING AND ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of QNB Corp. and its wholly owned subsidiary, The Quakertown National Bank, (QNB). All significant intercompany accounts and transactions are eliminated in the consolidated statements.

The consolidated balance sheet as of June 30, 2001, as well as the respective statements of income and cash flows for the three and the six month periods ended June 30, 2001 and 2000, are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in QNB’s 2000 Annual Report incorporated in the Form 10-K.

The financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. The results for the periods presented are not necessarily indicative of the full year.

2. PER SHARE DATA

The following sets forth the computation of basic and diluted earnings per share (share and per share data have been restated to reflect the 5% stock dividend issued June 30, 2001):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2000	2001	2000

Numerator for basic and diluted earnings	$ 1,184,545	$ 1,085,195	$ 2,172,450	$ 2,180,284
per share-net income

Denominator for basic earnings per share-	1,546,834	1,583,854	1,549,446	1,585,501
weighted average shares outstanding

Effect of dilutive securities-employee	2,034	380	1,546	162
stock options

Denominator for diluted earnings per	1,548,868	1,584,234	1,550,992	1,585,663
share-adjusted weighted average
shares outstanding

Earnings per share-basic	$ .77	$ .69	$ 1.40	$ 1.38
Earnings per share-diluted	$ .76	$ .68	$ 1.40	$ 1.37

There were 37,641 stock options that were anti-dilutive for both the three and six-month periods ended June 30, 2001 and 40,572 and 50,604 stock options that were anti-dilutive for the three-month and six-month periods ended June 30, 2000.

Form 10-Q

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000, AND DECEMBER 31, 2000
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

The following shows the components and activity of comprehensive income during the periods ended June 30, 2001 and 2000 (net of the income tax effect):

	For the Six Months Ended June 30,
	2001	2000
Unrealized holding gains (losses) arising during
the period on securities held	$ 1,195	$ (65)

Reclassification adjustment equal to
beginning unrealized for all sold securities	(158)	(69)

Net change in unrealized during the
period	1,037	(134)

Unrealized holding (losses) gains, beginning of
period	(64)	(2,604)

Unrealized holding (losses) gains, end of period
	$ 973	$(2,738)

Net income	$ 2,172	$ 2,180
Other comprehensive (loss) income, net of
tax:
Unrealized holding gains (losses) arising during
the period	1,037	(134)

Comprehensive Income	$ 3,209	$ 2,046

4. STOCK REPURCHASE PLAN

In March of 2000, the Board of Directors of QNB Corp. authorized the repurchase of up to 4.99 percent or 79,180 of the shares of QNB Corp’s outstanding common stock. Such repurchases may be made in open market or privately negotiated transactions. The repurchased shares will be held in treasury and will be available for general corporate purposes. Through June 30, 2001 QNB Corp. has repurchased 45,661 shares at an average cost of $27.47 per share.

Form 10-Q

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000, AND DECEMBER 31, 2000
(Unaudited)

5. RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations

In June 2001, the FASB issued Statement No. 141, “Business Combinations.” The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of the Statement are to be accounted for using the purchase method.

The provisions of the Statement apply to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. There is no expected impact on earnings, financial condition, or equity upon adoption of Statement No. 141.

Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets.” The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of the Statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Statement is required to be applied at the beginning of an entity’s fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. There is no expected impact on earnings, financial condition, or equity upon adoption of Statement No. 142.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

QNB Corp. (the “Corporation”) is a bank holding company headquartered in Quakertown, Pennsylvania which provides a full range of commercial and retail banking services through its banking subsidiary, The Quakertown National Bank (the “Bank”), a 124 year old community bank with locations in Upper Bucks, Northern Montgomery and Southern Lehigh Counties. The results of operations and financial condition discussed herein are presented on a consolidated basis and the consolidated entity is referred to herein as “QNB.” Per share data has been adjusted to reflect the 5% stock dividend issued June 29, 2001.

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to financial performance and other financial and business matters. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “position” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may” or similar expressions. The Corporation cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time, and the Corporation assumes no duty to update forward looking statements. Actual results could differ materially from those anticipated in these forward-looking statements.

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

RESULTS OF OPERATIONS

QNB reported record earnings of $1,184,000 or $.76 per share on a diluted basis for the three month period ended June 30, 2001. This represents an 9.1 percent increase from net income of $1,085,000 or $.68 per share-diluted reported for the second quarter of 2000. For the six month periods ended June 30, 2001 and 2000, net income was $2,172,000 and $2,180,000, respectively, a decrease of .4 percent. Net income per share diluted was $1.40 and $1.37 for the corresponding six-month periods.

A $221,000 increase in non-interest income, primarily a result of gains on investment securities and loans, as well as a slight increase in net interest income, contributed to the higher reported net income when comparing the three-month periods. Non-interest income increased 32.0 percent to $912,000 for the quarter ended June 30, 2001. Excluding the gains on investment securities and loans during both periods, non-interest income increased 4.7 percent. An increase in fee income from deposit accounts contributed to this increase. Partially offsetting the higher revenue was a $184,000 increase in non-interest expense. Contributing to the increase in non-interest expense were costs related to the new branch in Souderton, Pennsylvania and the new computer system installed during the fourth quarter of 2000.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS (Continued)

Net interest income which represents interest income, dividends, and fees on earning assets, less interest expense incurred on funding sources, increased 1.7 percent to $3,287,000 for the quarter ended June 30, 2001 as compared to $3,232,000 for the quarter ended June 30, 2000. The increase in net interest income was a result of a 13.5 percent increase in average earning assets offset by a decline in the net interest margin. Contributing to the growth in average earning assets was an additional $25,000,000 in investment securities that were purchased during the first quarter of 2001 as part of a wholesale funding transaction. Excluding this transaction average earning assets increased by 6.1 percent. On a tax-equivalent basis, which allows for the comparison of tax-exempt loans and investments with taxable loans and investments, net interest income increased by 4.1 percent from $3,460,000 at June 30, 2000 to $3,600,000 at June 30, 2001. This is a result of an increase in the proportion of tax-exempt assets to total assets. The net interest margin declined from 4.10 percent during the second quarter of 2000 to 3.75 percent for the second quarter of 2001. Actions by the Federal Reserve Bank to lower interest rates, the competitive nature of the local market for both loans and deposits, and the impact of the wholesale funding transaction contributed to the decline in the net interest margin.

Return on average assets was 1.16 percent and 1.21 percent while the return on average equity was 14.67 percent and 14.08 percent for the three months ended June 30, 2001 and 2000, respectively. For the six-month periods ended June 30, 2001 and 2000, return on average assets was 1.10 percent and 1.23 percent and the return on average equity was 13.61 percent and 14.30 percent, respectively.

NET INTEREST INCOME

Net interest income is the primary source of operating income for QNB. Net interest income is interest income, dividends, and fees on earning assets, less interest expense incurred for funding sources. Earning assets primarily include loans, investment securities and Federal funds sold. Sources used to fund these assets include deposits, borrowed funds and shareholders’ equity. Net interest income is affected by changes in interest rates, the volume and mix of earning assets and interest-bearing liabilities, and the amount of earning assets funded by non-interest-bearing deposits.

Net interest income increased 1.7 percent to $3,287,000 for the quarter ended June 30, 2001 as compared to $3,232,000 for the quarter ended June 30, 2000. On a tax-equivalent basis, which allows for the comparison of tax-exempt loans and investments to taxable loans and investments, net interest income increased by 4.1 percent from $3,460,000 for the three months ended June 30, 2000 to $3,600,000 for the same period ended June 30, 2001. The larger increase in tax-equivalent net interest income is a result of an increase in the proportion of tax-exempt earning assets to total earning assets. The yield on earning assets on a tax-equivalent basis was 7.33 percent for the second quarter of 2001 versus 7.54 percent for the second quarter of 2000, while the rate paid on interest-bearing liabilities was 4.07 percent and 4.01 percent for the same periods. The decline in the yield on earnings assets combined with the increase in the rate paid on interest-bearing liabilities resulted in a decline in the net interest margin. The net interest margin on a tax-equivalent basis declined 35 basis points to 3.75 percent for the three-month period ended June 30, 2001 compared with 4.10 percent for the same period in 2000. A 13.5 percent increase in average earning assets helped offset the negative impact of a falling net interest margin. Some of the growth in average earning assets was funded through a wholesale funding transaction entered into during the first quarter of 2001, whereby QNB borrowed $25,000,000 from the Federal Home Loan Bank at an average rate of 5.71 percent. These funds were reinvested in securities with an average yield of 7.07 percent, for an initial spread of 136 basis points. This transaction has the impact of increasing net interest income, but lowering the net interest margin.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

Excluding the impact of this transaction, the net interest margin for the three months ended June 30, 2001 would have been 3.91 percent, a decrease of 19 basis points.

The decline in the yield on earning assets when comparing the two quarters is a result of falling interest rates, as represented by the United States Treasury yield curve, during the later part of 2000 and the first half of 2001. The concerns of a slowing economy, falling consumer confidence and a possibility of recession has prompted the Federal Reserve Bank to cut the Federal funds target rate 6 times and 275 basis points since the beginning of 2001. The yield on loans decreased 13 basis points to 8.18 percent when comparing the second quarter of 2000 to the second quarter of 2001. During the first quarter of 2000 the prime rate on loans increased from 8.50 percent to 9.50 percent, while during the first half of 2001 the prime rate has decreased from 9.50 percent to 6.75 percent at June 30, 2001. This decline in interest rates will continue to have a negative impact on the yield on loans during 2001 as loans with re-pricing features price lower and customers with fixed rate loans refinance at lower rates. Another factor in the decline in the yield on loans is the current competitive environment for loans, both commercial and consumer, from both banks and non-banks.

Also negatively impacting the yield on earning assets was the decline in the yield on investment securities when comparing the two quarters. The yield on investment securities declined from 6.67 percent for the second quarter of 2000 to 6.65 percent for the second quarter of 2001. However, it represents an 18 basis point decrease from the 6.83 percent yield recorded in the first quarter of 2001. This larger impact is a result of the pre-funding of higher yielding callable agency securities and increased cash flow from mortgage-backed securities resulting from the decline in interest rates in 2001. These proceeds were reinvested in lower yielding securities resulting in the decline in the yield on the portfolio. Partially negating the impact of the reinvestment of this cash flow was the 7.07 percent yield from the investments purchased as part of the wholesale funding transaction. The yield on investments is expected to continue to decline during 2001 as additional cash flow from called bonds as well as from mortgage-backed securities continues to be reinvested at lower rates.

The increase in the rates paid on interest-bearing liabilities, despite the large decline in interest rates during the first half of 2001, is primarily a result of higher rates on time deposits as well as an increase in the rate paid on Federal Home Loan Bank advances. The rate paid on time deposits increased from 5.38 percent for the second quarter of 2000 to 5.51 percent for the second quarter of 2001. This is a result of the competitive nature of the local market for certificates of deposits and higher promotional rates paid during the second and third quarters of 2000. The average rate paid on time deposits should decline over the next several quarters as the higher yielding time deposits mature and re-price at lower rates. The increase in the rate on Federal Home Loan Bank advances is a result of the new borrowing related to the wholesale funding transaction.

Helping to offset the increase in the rates on these liabilities were lower rates on interest-bearing demand deposits, money market accounts, savings accounts and short-term borrowings. These accounts tend to be less sensitive to changing interest rates and also re-price quicker than time deposits. The average rate paid on these accounts were .98 percent, 3.04 percent, 1.66 percent and 3.62 percent, respectively for the second quarter of 2001. This compares to 1.28 percent, 3.37 percent, 1.83 percent and 4.39 percent for the same period in 2000. The decline in the rate paid on interest bearing demand accounts and short-term borrowings is partially correlated to the decline in the Federal funds rate as some of these accounts are re-priced directly with this rate. The decline in the rate paid on money market accounts is due principally to the Treasury Select Money Market product. The Treasury Select Money Market is a variable rate account indexed to a percentage of the monthly average rate of the 91-day Treasury bill rate based on balances in the account. This product was introduced at the end of the first quarter of 2000 at a promotional rate higher than the indexed rate. The combination of the end of the promotion at the end of 2000 and the decline in the 91-day Treasury bill rate during the first half of 2001 has led to the decline in the average rate paid on money market accounts.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

For the six-month period ended June 30, 2001, net interest income increased $47,000 or .7 percent to $6,445,000. On a tax-equivalent basis net interest income increased $209,000 or 3.1 percent. The 11.4 percent growth in average earning assets was partially offset by a 30 basis point decline in the net interest margin. The net interest margin on a tax-equivalent basis was 3.81 percent for the six-month period ended June 30, 2001 compared with 4.11 percent for the same period in 2000. Excluding the impact of the wholesale funding transaction average earning assets increased 5.2 percent and the net interest margin declined by 16 basis points. Total interest income increased $1,145,000 from $12,042,000 to $13,187,000 when comparing the six-month periods ended June 30, 2000 to June 30, 2001. The yield on earning assets decreased from 7.49 percent to 7.45 percent, with the yield on Federal funds sold declining 129 basis points between the six-month periods. The yield on loans increased from 8.23 percent to 8.25 percent and the yield on investment securities increased from 6.57 percent to 6.66 percent for the six-month periods. The yield on the loan portfolio and investment portfolio are slower to react to changes in interest rates compared to the yield on Federal funds sold which changes immediately with action by the Federal Reserve Bank. Average investment securities increased 14.4 percent to $179,625,000 while average loans increased 5.0 percent to $186,035,000. Total interest expense increased $1,098,000 from $5,644,000 to $6,742,000 for the six-month periods with interest on the Federal Home Loan Bank advances and time deposits accounting for $621,000 and $331,000 of the increase. The yield on interest-bearing liabilities increased from 3.94 percent to 4.13 percent. Average interest-bearing deposits increased 5.6 percent to $265,933,000, while total average interest-bearing liabilities increased 14.3 percent to $329,314,000. The primary difference in the percent change is the impact of the additional borrowings from the Federal Home Loan Bank, entered into during the first quarter of 2001 and a $6,860,000 increase in average commercial cash management accounts. These types of funding sources tend to be higher costing than retail deposits.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents management’s determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level considered adequate in relation to the risk of known and inherent losses in the loan portfolio. Actual loan losses, net of recoveries, serve to reduce the allowance.

The determination of an appropriate level of the allowance for loan losses is based upon an analysis of the risk inherent in QNB’s loan portfolio. Management uses various tools to assess the adequacy of the allowance for loan losses. One tool is a model recommended by the Office of the Comptroller of the Currency. This model considers a number of relevant factors including: historical loan loss experience, the assigned risk rating of the credit, current and projected credit worthiness of the borrower, current value of the underlying collateral, levels of and trends in delinquencies and non-accrual loans, trends in volume and terms of loans, concentrations of credit, and national and local economic trends and conditions. This model is supplemented with another analysis that also incorporates exceptions to QNB’s loan policy and QNB’s portfolio exposure to borrowers with large dollar concentration, defined as exceeding 25% of QNB’s legal lending limit. Other tools include ratio analysis and peer group analysis.

There was no provision for loan losses for either the three-month or six-month periods ended June 30, 2001 and 2000. QNB was not required to provide for loan losses as a result of continued low levels of non-performing assets and delinquency relative to the allowance for loan losses. QNB had net charge-offs of $13,000 and $59,000 during the second quarter of 2001 and 2000, respectively. For the six-month periods ended June 30, 2001 and 2000, QNB had net charge-offs of $27,000 and $88,000, respectively. Net charge-offs represent .03 percent and .10 percent of average loans for the six months ended June 30, 2001 and 2000.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

PROVISION FOR LOAN LOSSES (Continued)

Non-performing assets (non-accruing loans, loans past due 90 days or more, and other real estate owned) remained relatively low, despite increasing during the second quarter of 2001. Non-performing assets amounted to .18 percent of total assets at June 30, 2001. This compares to .16 percent at June 30, 2000 and .06 percent at December 31, 2000. Non-accrual loans were $244,000 and $465,000 at June 30, 2001 and 2000. Non-accrual loans at December 31, 2000 were $205,000.

The increase in non-performing assets was in the category of past due loans 90 days or more. These loans amounted to $509,000 at June 30, 2001 compared to $11,000 at June 30, 2000 and $31,000 at December 31, 2000. The increase in past due loans primarily relates to two borrowers, one of which has cured its delinquency subsequent to June 30, 2001. Overall delinquency, including loans past due 90 days or more, also increased during the second quarter of 2001 and represented 1.35 percent of total loans at June 30, 2001. This compares to .39 percent and .62 percent at June 30, 2000 and December 31, 2000. QNB did not have any other real estate owned as of June 30, 2001 and December 31, 2000. Other real estate owned was $104,000 at June 30, 2000.

There were no restructured loans as of June 30, 2001, December 31, 2000 or June 30, 2000 as defined in Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for loan losses was $2,923,000 and $2,950,000 at June 30, 2001 and December 31, 2000, respectively. The ratio of the allowance to total loans was 1.54 percent and 1.59 percent for the respective periods. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

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

At June 30, 2001 and 2000, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $193,000 and $401,000, respectively, of which $157,000 and $353,000 related to loans with no valuation allowance. At June 30, 2001 and 2000 there were $36,000 and $48,000 in impaired loans that had a valuation allowance against the entire amount. Most of the loans identified as impaired are collateral-dependent.

Given the slowdown in the United States economy and the slight increase in non-performing assets and delinquency during the second quarter of 2001, QNB will continue to closely monitor the adequacy of its allowance for loan losses.

NON-INTEREST INCOME

QNB, through its core banking business, generates various fees and service charges. Total non-interest income is composed of service charges on deposit accounts, mortgage servicing fees, gains on the sale of investment securities, gains on the sale of residential mortgages and student loans, and other miscellaneous fee income. QNB reviews all service charges and fee schedules related to its products and services on an annual basis. Except for the imposition of an ATM surcharge for non-QNB customers during the second quarter of 2000, QNB has not materially changed these fee schedules during 2000 or 2001. Total non-interest income increased $221,000 or 32.0 percent to $912,000 for the quarter ended June 30, 2001 when compared to June 30, 2000. For the six-month period total non-interest income increased $292,000 or 22.3 percent to $1,600,000. Excluding gains on the sale of investment securities and loans during both periods, non-interest income for the three-month period increased $29,000 or 4.7 percent and for the six-month period increased $83,000 or 7.1 percent.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

Fees for services to customers, the largest component of total non-interest income, are primarily comprised of service charges on deposit accounts. These fees increased 17.3 percent, to $360,000 from $307,000, when comparing the two quarters and 17.2 percent to $709,000 when comparing the six-month periods. An increase in overdraft fee income resulting from a higher volume of overdrafts accounted for the entire increase in fees for services to customers. Slight declines in monthly maintenance fees on deposit accounts were offset by increases in sweep fees from savings accounts, fees related to the use of out-of-network ATM’s and online bill pay fees.

To date, when QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. Mortgage servicing fees for the quarter ended June 30, 2001 were $27,000 which represents a $4,000 decrease from the same period in 2000. For the six-month period mortgage servicing fees decreased $6,000 or 10.0 percent to $54,000. The decrease in mortgage servicing fees for both the quarter and six-month period is primarily a result of a decline in the amount of mortgages serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over a period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. The average balance of mortgages serviced for others was $59,834,000 for the second quarter of 2001 compared to $63,946,000 for the second quarter of 2000. The average balance of mortgages serviced was approximately $59,979,000 for the six-month period ended June 30, 2001 compared to $64,521,000 for the first six months of 2000, a decline of 7.0 percent. Lower mortgage rates resulting from declining Treasury rates during the end of 2000 and the beginning of 2001 have resulted in an increase in the number of mortgage loans originated and sold. This may result in higher mortgage servicing income as long as new sales exceed prepayments on the existing portfolio of serviced loans. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

Gains on the sale of investment securities were $179,000 and $240,000 for the three-month and six-month periods ended June 30, 2001. This compares to gains of $39,000 in the second quarter of 2000 and $105,000 for the six-month period ended June 30, 2000. QNB owns a small portfolio of marketable equity securities. The gains recorded during both 2001 and 2000 were a result of sales from this portfolio of stocks. There were no sales out of the fixed income portfolio during all of 2001 and the second quarter of 2000.

QNB recorded a gain of $90,000 on the sale of loans during the second quarter of 2001. This compares to a $38,000 gain for the same period in 2000. For the six-month periods ended June 30, 2001 and 2000 net gains on the sale of loans were $116,000 and $42,000, respectively. The sale of student loans accounts for $39,000 and $33,000 of the gains during the second quarter of 2001 and 2000. QNB sold approximately $2,041,000 and $1,719,000 in student loans during the second quarter of 2001 and 2000. Gains on the sale of student loans accounted for $43,000 and $36,000 of the total gains during the six-month periods ended June 30, 2001 and 2000, respectively.

The net gain on the sale of residential mortgage loans was $51,000 and $5,000 for the three-month periods ended June 30, 2001 and 2000 and $73,000 and $6,000 for the respective six-month periods. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Declining interest rates during late 2000 and early 2001 increased the amount of mortgage origination and sales activity. QNB originated $3,027,000 and $683,000 in residential mortgages held for sale during the second quarter of 2001 and 2000 and $4,687,000 and $817,000 during the respective six-month periods. Proceeds from the sale of residential mortgages were approximately $3,365,000 and $524,000 during the second quarters of 2001 and 2000, respectively. For the six-month periods proceeds from the sale of residential mortgage loans amounted to $4,103,000 and $626,000, respectively. At June 30, 2001 and 2000, QNB had approximately $729,000 and $191,000 in mortgage loans classified as held for sale. These loans are accounted for at lower of cost or market.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

Other operating income decreased $20,000 or 7.2 percent to $256,000 when comparing the three-month periods ended June 30, 2001 and 2000 and $15,000 or 3.0 percent to $481,000 when comparing the six-month periods. Included in other income during the second quarter of 2000 was a Pennsylvania sales tax refund of $16,000 related to prior year’s payments and insurance refunds of $6,000 for the repair of equipment.

Income from an ATM surcharge, implemented during the second quarter of 2000 and increased during the second quarter of 2001, increased by $28,000 when comparing the three-month periods and $53,000 when comparing the six-month periods. This was partially offset by a $15,000 and $28,000 decrease in ATM interchange income for the three and six month periods resulting from fewer transactions at QNB machines by non-QNB customers. Higher debit card income resulting from an increase in the number of transactions contributed $12,000 and $25,000 to the increase in other income while merchant-processing income increased $4,000 and $8,000 when comparing the respective three and six month periods. Offsetting these increases were declines in the recognition of rental income on other real estate owned of $7,000 and $15,000, insurance commissions on consumer loans of $5,000 and $6,000 and commissions on mutual fund sales of $5,000 and $10,000 for the three and six month timeframes. The rental income decreased as a result of the sale of the remaining properties in 2000. The decline in mutual fund commissions is a result of a transition to a new program in 2001 and a slowdown of funds into mutual funds as a result of poor stock market performance.

The development of new products and services including the introduction of Trust and Investment Management services and Title insurance services during the first quarter of 2001 should help generate additional non-interest income. QNB will continue to analyze other opportunities to increase fee income.

NON-INTEREST EXPENSE

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, and various other operating expenses. Total non-interest expense of $2,690,000 for the quarter ended June 30, 2001 represents an increase of $184,000 or 7.3 percent from levels reported in the second quarter of 2000. Total non-interest expense for the six months ended June 30, 2001 was $5,339,000, an increase of $461,000 or 9.5 percent over 2000 levels.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (Continued)

Salaries and benefits, the largest component of non-interest expense, increased $57,000 or 4.1 percent to $1,462,000 for the quarter ended June 30, 2001 compared to the same quarter in 2000. Salary expense increased $41,000 or 3.6 percent during the period to $1,190,000 while benefits expense increased $16,000 or 6.3 percent to $272,000. For the six-month period ended June 30, 2001 salaries and benefits expense increased $108,000 or 3.8 percent compared to 2000. Salary expense increased $66,000 or 2.9 percent while benefits expense increased $42,000 or 7.8 percent. Excluding the accrual for incentive compensation in 2000, salary expense increased $81,000 or 7.3 percent for the quarter and $117,000 or 6.2 percent for the six-month period. The increase is related to both merit increases and the increase in the number of employees due in part to the addition of a new branch and the staffing of the customer service center and the Trust and Investment Management department. The increase in benefits expense for the quarter is a result of a $10,000 or 11.4 percent increase in medical and dental premiums, a $4,000 increase in payroll tax expense related to the increased payroll costs and a $3,000 increase in retirement plan expense. For the six month period these same costs increased $23,000, $15,000 and $8,000, respectively. The increase in medical and dental expense is a result of a large increase in premium costs and the increase in the number of covered employees.

Net occupancy expense increased $32,000 or 19.2 percent when comparing the second quarter of 2001 to the second quarter of 2000. An increase in branch rent expense of $13,000 was primarily attributable to the opening of the new branch in Souderton in January 2001. Depreciation on leasehold improvements increased $6,000; utility expense increased $4,000 and building repairs and maintenance expense increased by $7,000 when comparing the three-month periods. For the six-month period net occupancy expense increased $85,000 or 25.6 to $417,000. Branch rent expense increased $47,000 as a result of the opening of the Souderton branch and the expansion of the Country Square location at the end of 1999. The higher rent expense for the expanded location did not begin until the second quarter of 2000. Depreciation on leasehold improvements increased $12,000, utility costs increased $12,000 and building repairs and maintenance expense increased $18,000 for the six- month period. The increase in depreciation on leasehold improvements is primarily the result of the new branch. The increase in utility costs is a result of the new branch as well as the overall increase in gas, oil and electric costs. The increase in building repairs and maintenance costs for the three-month and six-month periods is primarily a result of higher cleaning, landscaping and snow removal expense.

Furniture and equipment expense increased $30,000 or 13.2 percent when comparing the three-month periods ended June 30, 2001 and 2000 and $41,000 or 9.1 percent when comparing the six-month periods. The increase in furniture and equipment expense for both the three-month and six-month periods is centered in depreciation expense, which increased $27,000 for the three-month period and $53,000 for the six-month period. The increase is primarily the result of the new computer system installed at the end of 2000 and the equipment acquired for the new branch. Partially offsetting this increase in the six-month period was a reduction in equipment maintenance costs of $7,000 and disaster recovery costs on the computer system of $4,000.

Marketing expense decreased $21,000 or 16.3 percent to $108,000 for the quarter ended June 30, 2001 but increased $43,000 or 21.7 percent when comparing the six-month periods. Advertising expense was $14,000 higher for the three-month period in 2000 as a result of the introduction of QNB-Online and the Treasury Select Money Market Product along with an increase in the advertising of loan products. For the six month period advertising costs increased $13,000 and sales promotional expense increased $23,000. The increase in these costs relates to the opening of the branch and the introduction of the Trust and Investment Management area. The timing of the purchase of some promotional items also contributed to the increase in marketing expense.

Total other expense for the three months ended June 30, 2001 was $664,000, an increase of $86,000 or 14.9 percent over the same period in 2000. For the six-month period other expense increased $184,000 or 17.1 percent to $1,257,000. The major categories that comprise other expense are postage, supplies, professional services, telecommunication costs, insurance expense and state taxes. Contributing to the increase in other expense when comparing the two quarters was a $20,000 expense related to QNB Corp’s Pennsylvania net income tax that resulted from an increase in earnings at the corporate entity. Costs associated with services provided by third party vendors increased $18,000 and $26,000 for the three and six month periods. The use of a temporary employment agency and the outsourcing of the supply management function were the main contributors to the increase in third party services. Costs associated with the Trust department start up and operation contributed $5,000 and $16,000 to the increase in other expense for the respective timeframes.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (Continued)

Supplies expense increased $6,000 for the quarter and $24,000 for the six-month period. The increase in supplies expense is a combination of timing, the start-up of the new branch and an increase related to the computer conversion. In addition, supply purchases were less than normal during the first quarter of 2000 as many supplies were purchased at end of 1999 in preparation for Year 2000 concerns. Bank membership fees increased $7,000 and $12,000 for the respective periods. Contributing to this increase was QNB’s role as the sole banking sponsor in the Upper Bucks Family Business Center. Courier expense increased $7,000 for the three-month period and $16,000 for the six-month period. The increase in courier expense relates the outsourcing of that function during the second quarter of 2000. Also contributing to the increase in other expense were higher ATM network management costs of $8,000 and $16,000 for the three and six month periods. These higher costs are primarily related to the increase in the volume of debit card transactions. For the six month period legal expense increased $25,000. The first quarter of 2000 included the recovery of approximately $16,000 in legal costs from prior years.

INCOME TAXES

Applicable income taxes and effective tax rates were $325,000 or 21.5 percent for the three-month period ended June 30, 2001, and $332,000 or 23.4 percent for the same period in 2000. For the six-month period applicable income taxes and effective rates were $534,000 or 19.7 percent and $648,000 or 22.9 percent, respectively. The reduction in the effective tax rate when comparing 2001 to 2000 is a result of an increase in income from tax-exempt municipal securities and loans and an increase in dividend income subject to the 70 percent exclusion relative to total pre-tax income.

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 2001, QNB’s net deferred tax asset was $290,000. A deferred tax asset of $752,000 relating to the allowance for loan losses was partially offset by a deferred tax liability of $501,000 resulting from the SFAS No. 115 adjustment for available-for-sale investment securities. At December 31, 2000, QNB’s net deferred tax asset was $877,000. Included in the deferred tax asset was $761,000 relating to the allowance for loan losses and $33,000 resulting from the SFAS No. 115 adjustment. An increase in the market value of the available-for-sale investment portfolio resulting from declining interest rates accounts for the decline in the deferred tax asset.

BALANCE SHEET ANALYSIS

The Balance Sheet Analysis reviews average balance sheet data for the six months ended June 30, 2001 and 2000, as well as the period ending balances as of June 30, 2001 and December 31, 2000.

Average earning assets for the six-month period ended June 30, 2001 increased $38,335,000 or 11.4 percent to $373,750,000 from $335,415,000 for the six months ended June 30, 2000. Average investments increased $22,561,000 while average loans and Federal funds sold increased $8,864,000 and $6,842,000, respectively. The large increase in the investment portfolio is primarily the result of the leverage transaction and the additional $25,000,000 in advances from the Federal Home Loan Bank entered into during the first quarter of 2001. The additional advance from the Federal Home Loan Bank averaged $21,022,000 for the first half of 2001.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

BALANCE SHEET ANALYSIS (Continued)

The 5.0 percent increase in average loans is a result of the development of a business development and calling program encompassing lending personnel, branch personnel and executive management. The focus of this program is to both develop new lending and deposit relationships as well as strengthen existing relationships. Average commercial loans increased $6,873,000 while average consumer loans increased $1,848,000 when comparing the first six months of 2001 to the first six months of 2000. The increase in commercial loans was also positively impacted by the entrance into the Souderton market. QNB has been able to develop several new relationships and will continue to cultivate this market for new opportunities. The increase in consumer loans is the result of aggressive fixed rate home equity loan promotions and pricing.

In addition to borrowing from the Federal Home Loan Bank, the growth in average earning assets was funded by increases in interest-bearing deposit accounts and short-term borrowings. Average interest-bearing deposit accounts increased $14,088,000 or 5.6 percent, while average short-term borrowings increased $5,968,000 or 52.4 percent. The growth in average interest-bearing deposit accounts is centered in money market accounts and time deposits, which increased by $6,828,000 and $7,052,000 when comparing the six-month periods. The popularity of the Treasury Select Money Market product introduced at the end of the first quarter of 2000 is the primary reason for the increase in money market accounts. As for the increase in time deposits, with the decline in market interest rates during the first half of 2001, time deposit rates have stayed high relative to rates on money market and savings accounts. This is due to the competitive local market for time deposits. The increase in short-term borrowings is a result of a $7,314,000 increase in commercial cash management balances when comparing the six-month periods. Partially offsetting the increase in cash management accounts was a reduction in average Federal funds purchased of $1,250,000. With the successful growth in deposit balances during 2001, QNB has not had the need to purchase Federal funds to fund loan growth. Average total deposits increased 4.3 percent when comparing the six-month periods. Average non-interest bearing deposits have decreased $1,739,000 or 5.0 percent between the two six month periods. Some of this decline is due to the movement of customers to the cash management product.

Total assets at June 30, 2001 were $416,069,000, compared with $371,671,000 at December 31, 2000, an increase of 11.9 percent for the six months. This growth was primarily funded by the $25,000,000 advance from the Federal Home Loan Bank during the first quarter of 2001. In addition, total deposits increased from $293,822,000 at December 31, 2000 to $311,576,000 at June 30, 2001. A $17,176,000 increase in time deposits is the primary reason for the increase in total deposits. As stated above, time deposit rates have stayed high relative to rates on alternative investments including money market and savings accounts. In addition, QNB promoted its time deposit products heavily during the second quarter of 2001. Money market accounts have declined $3,231,000 since December 31, 2000 to $35,995,000 at June, 30 2001. The primary reason for this decline is the reduction in rate on the Treasury Select account. This product had an above market rate until December 31, 2000 and than re-priced to be indexed to the 91-day Treasury bill. As this rate has fallen this product has become less attractive relative to other products including short-term time deposits.

The increase in assets from December 31, 2000 is primarily in investment securities and loans, which increased by $36,905,000 and $4,620,000, respectively. The increase in investment securities is primarily the result of the leverage transaction and the growth in deposits and short-term borrowings exceeding the demand for loans.

At June 30, 2000 the fair value of investment securities available-for-sale was $148,666,000 or $1,474,000 above the amortized cost of $147,192,000. This compares to a fair value of $114,245,000 or $98,000 below the amortized cost of $114,343,000 at December 31, 2000. An unrealized holding gain, net of taxes, of $973,000 was recorded as an increase to shareholders’equity at June 30, 2001. An unrealized holding loss, net of taxes of $64,000 was recorded as a decrease to shareholders’equity at December 31, 2000. Falling interest rates during the first half of 2001 resulted in the unrealized gain in the portfolio as of June 30, 2001 as the value of the fixed income securities increased.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

BALANCE SHEET ANALYSIS (Continued)

The growth in the portfolio as a result of the leverage transaction as well as the replacement of callable agency securities with corporate bonds and collateralized mortgage obligations (CMO’s) has resulted in a change in a change in the sector composition of the entire investment portfolio. The percentage of the portfolio in agency bonds has decreased to 14.0 percent of the portfolio at June 30, 2001 versus 27.0 percent as of December 31, 2001. During this same time period corporate bonds have increased to 8.8 percent of the portfolio from .6 percent of the portfolio and mortgage-backed securities have increased to 16.8 percent of the portfolio from 16.2 percent. CMO’s and tax-exempt securities represent 32.4 percent and 18.1 percent of the portfolio at June 30, 2001 compared to 26.1 and 19.2 percent at December 31, 2000. Management believes that given the interest rate environment of 2001 CMO’s and mortgage-backed securities provide better value than callable agency bonds because of the nature of the cash flow of these securities.

The available-for-sale portfolio had a weighted average maturity of approximately 6 years and 1 month at June 30, 2001 and 5 years, 4 months at December 31, 2000. The weighted average tax-equivalent yield was 6.69 percent and 6.73 percent at June 30, 2001 and December 31, 2000. The weighted average maturity is based on the stated contractual maturity of all securities except for mortgage-backed securities, which are based on estimated average life. The maturity of the portfolio may be shorter because of call features in many debt securities and because of prepayments on mortgage-backed securities. The interest rate sensitivity analysis reflects the expected maturity distribution of the securities portfolio based upon estimated call dates and anticipated cash flows assuming management’s most likely interest rate environment. The expected weighted average life of the available-for-sale portfolio was 4 years, 10 months at June 30, 2001 and 4 years, 2 months at December 31, 2000, based on these assumptions.

Investment securities held-to-maturity are reported at amortized cost. As of June 30, 2001 and December 31, 2000, QNB had securities classified as held-to-maturity with an amortized cost of $45,466,000 and $42,982,000 and a market value of $45,857,000 and $42,815,000, respectively. The held-to-maturity portfolio had an expected weighted average maturity of approximately 3 years, 6 months and 4 years, 8 months at June 30, 2001 and December 31, 2000. The decline in the expected weighted average maturity during the six month period is a result of an increase in prepayments on mortgage related securities as interest rates have declined.

LIQUIDITY

Liquidity represents an institution’s ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. QNB manages its mix of cash, Federal funds sold, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities, net interest income and fee income. The portfolio of investment securities available-for-sale and QNB’s policy of selling certain residential mortgage originations and student loans in the secondary market also provide sources of liquidity. Additional sources of liquidity are provided by The Quakertown National Bank’s membership in the Federal Home Loan Bank and a $5,000,000 unsecured Federal funds line granted by the Bank’s correspondent.

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale were $170,091,000 and $131,587,000 at June 30, 2001 and December 31, 2000. These sources were adequate to meet seasonal deposit withdrawals during the first half of 2001 and should be adequate to meet normal fluctuations in loan demand and or deposit withdrawals. Approximately $39,340,000 and $43,019,000 of available-for-sale securities at June 30, 2001 and December 31, 2000 were pledged as collateral for repurchase agreements and deposits of public funds as required by law. In addition, under terms of its agreement with the Federal Home Loan Bank, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and Agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the Federal Home Loan Bank.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY (Continued)

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. QNB’s cash and cash equivalents increased $5,285,000 to $19,751,000 at June 30, 2001. This compares to a $4,387,000 decrease during the first six months of 2000. The increase in cash in 2001 is a result of a late delivery of a $5,586,000 cash letter on June 29, 2001. These funds would have been invested in Federal funds sold. The large decrease in cash in 2000 is a result of liquidity planning for potential Year 2000 concerns. QNB increased cash at the end of 1999 as a contingency plan for any potential Year 2000 problems. This excess cash was reinvested in investment securities in January and February of 2000 after Year 2000 concerns passed.

After adjusting net income for non-cash transactions, operating activities provided $3,467,000 in cash flow in the first six months of 2001, compared to $3,874,000 in the same period of 2000. An increase in residential mortgage activity as well as the reduction in accrued liabilities and payables during the first six months of 2001 accounted for most of the difference between the periods.

Net cash used by investing activities was $39,510,000 during the first half of 2001. The purchase of investment securities exceeded the maturity, call and sale of securities by $35,101,000 during the first six months of 2001. This increase relates primarily to the $25,000,000 in purchases as part of the leverage transaction as well as the result of the increase in deposits during the first six months of 2001. The large increase in proceeds from investment securities relates to the decline in interest rates which resulted in the pre-funding of callable agency bonds and increased the influx of cash flow on mortgage related securities. Growth in loans created a net increase in loans of $6,297,000 during the first six months of 2001. A decrease in federal funds sold of $2,006,000 provided cash during the first six months of 2001. Net cash used by investing activities was $18,526,000 during the first six months of 2000. Loan growth, particularly during the second quarter of 2000, created a net increase in loans and a use of cash of $10,826,000 during the first six months of 2000. In addition, the purchase of investment securities exceeded the maturity, call and sale of securities by $7,286,000 during the first half of 2000. Most of this activity relates to the reinvestment of the excess Year 2000 cash buildup. With the increase in interest rates at the end of 1999 and early 2000, cash flow from mortgage-backed securities and from callable bonds slowed, reducing liquidity and the amount of cash available for reinvestment.

Net cash provided by financing activities was $41,328,000 during the first half of 2001 and $10,265,000 during the six months of 2000. The $25,000,000 in advances from the Federal Home Loan Bank as well as a $17,176,000 increase in time deposits account for the large increase in cash provided by financing activities in 2001. The cash dividend, which was increased by 12.5 percent in 2001, of $825,000 and the purchase of $321,000 of treasury stock during the first six months of 2001 were both a use of cash and a reduction to shareholders’equity. With regard to the first six months of 2000, increases in both non-interest bearing demand accounts and interest-bearing deposits provided $9,021,000 in funding. The introduction of the Treasury Select Money Market Account provided the impetus for much of the growth in interest-bearing deposits. Short-term borrowings increased $2,397,000 during the first half of 2000, with cash management accounts increasing $2,747,000 and Federal funds purchased decreasing $476,000 during this period. The cash dividend of $712,000 and the purchase of $466,000 of treasury stock during the first six months of 2000 were a use of cash.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB’s shareholders’ equity at June 30, 2001 was $33,876,000 or 8.14 percent of total assets compared to shareholders’ equity of $31,794,000 or 8.55 percent at December 31, 2000. Shareholders’ equity at June 30, 2001 includes a positive adjustment of $973,000 related to unrealized holding gains, net of taxes, on investment securities available-for-sale, while shareholders’ equity at December 31, 2000 includes a negative adjustment of $64,000. Without these adjustments shareholders’ equity to total assets would have been 7.91 percent and 8.57 percent at June 30, 2001 and December 31, 2000. The decline in the capital to asset ratio is a result of the growth in assets primarily related to the leverage transaction as well as the success of the stock repurchase plan.

On March 30, 2000, the Board of Directors of QNB Corp. approved a plan to repurchase up to 4.99 percent or 79,180 shares of QNB Corp’s outstanding common stock in open market and privately negotiated transactions. As of June 30, 2001, 45,661 shares had been repurchased at an average cost of $27.47 per share. These shares are recorded as Treasury stock at cost and reduce total shareholder’s equity. During the second quarter of 2001 the Board of Directors declared a 5 percent stock dividend payable June 29, 2001. Per share information has been adjusted to reflect the impact of the stock dividend.

Shareholders’ equity averaged $32,172,000 for the first six months of 2001 and $30,991,000 during all of 2000, an increase of 3.8 percent. The ratio of average total equity to average total assets declined to 8.09 percent for 2001, compared to 8.53 percent for 2000. The decrease in the equity to asset ratio is a function of the growth in average assets, the increase in the cash dividend and the impact of the stock repurchase plan mentioned above.

QNB Corp. and the Quakertown National Bank are subject to various regulatory capital requirements as issued by Federal regulatory authorities. Regulatory capital is defined in terms of Tier I capital (shareholders’ equity excluding unrealized gains or losses on available-for-sale securities), Tier II capital which includes a portion of the allowance for loan losses, and total capital (Tier I plus II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet arrangements, such as letters of credit and loan commitments, based on associated risk. Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to total assets.

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based and 4.00 percent for leverage. Under the requirements, QNB has a Tier I capital ratio of 12.89 percent and 13.99 percent, a total risk-based ratio of 14.05 percent and 15.24 percent and a leverage ratio of 7.92 percent and 8.60 percent at June 30, 2001 and December 31, 2000, respectively. The decline in the capital ratios reflects the growth in assets, both investment securities and loans, since December as well as the changes in the types of investment securities purchased. Corporate bonds have a higher risk weighting than U.S. Agency securities. The capital ratios were also impacted by the increase in the cash dividend and the repurchase of treasury stock, both of which reduce total capital.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from “well capitalized” to “critically undercapitalized.” At June 30, 2000 and December 31, 1999 QNB met the “well capitalized” criteria which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively, and a Tier I leverage ratio of 5.00 percent.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
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

Gap analysis measures the difference between volumes of rate-sensitive assets and liabilities and quantifies these re-pricing differences for various time intervals. Static gap analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income since changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously. Interest rate sensitivity analysis also involves assumptions on certain categories of assets and deposits. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest re-pricing opportunity. Mortgage-backed securities and amortizing loans are scheduled based on their anticipated cash flow. Savings accounts, including passbook, statement savings, money market accounts; except for the Treasury Select product, and interest-bearing demand accounts, do not have a stated maturity or re-pricing term and can be withdrawn or re-priced at any time. This may impact QNB’s margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the re-pricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. The Treasury Select Indexed Money Market account re-prices monthly based on a percentage of the average of the 91-day Treasury bill.

A positive gap results when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities. A negative gap results when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets.

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At June 30, 2001, interest-earning assets scheduled to mature or likely to be called, re-priced or repaid in one year were $109,892,000. Interest-sensitive liabilities scheduled to mature or re-price within one year were $144,631,000. The one year cumulative gap, which reflects QNB’s interest sensitivity over a period of time, was a negative $34,739,000 at June 30, 2001. The cumulative one-year gap equals -9.06 percent of total earning assets. This negative or liability sensitive gap will generally benefit QNB in a falling interest rate environment, while rising interest rates could negatively impact QNB.

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or re-pricing characteristics of the balance sheet. The assumptions are based on what management believes at that time to be the most likely interest rate environment. Management also evaluates the impact of higher and lower interest rates.

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

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

INTEREST RATE SENSITIVITY (Continued):

If interest rates are 100 basis points lower or higher than management’s most likely interest rate environment, the simulation model projects net interest income for the next twelve months to slightly fall short of the most likely scenario. Net interest income declines in both a higher or lower interest rate environment primarily as a result of the optionality found in the investment portfolio. When rates decline, cash flow from the investment portfolio increases as bonds are called. These funds are reinvested in lower rate instruments. This, when combined with the inability for interest rates on non-maturity deposits to decline to the same degree as rates on loans and investment securities in a falling rate scenario leads to a potential decline in net interest income. When rates increase, QNB, because of the fixed rate nature of its earning assets, both loans and investments, does not benefit to the same degree. Rates on deposits, particularly time deposits will likely increase by a greater magnitude.

Management believes that the assumptions utilized in evaluating the vulnerability of QNB’s net interest income to changes in interest rates approximate actual experience. However, the interest rate sensitivity of QNB’s assets and liabilities as well as the estimated effect of changes in interest rates on net interest income could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based.

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

The nature of QNB’s current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At June 30, 2001, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

Change in Interest Rates	Net Interest Income	Dollar Change	Percent Change

+300 Basis Points	$12,388	$ (643)	(4	.93)%
+200 Basis Points	12,712	(319)	(2.45)
+100 Basis Points	12,936	(95)		(.73)
FLAT RATE	13,031	—		—
-100 Basis Points	12,763	(268)	(2.06)
-200 Basis Points	12,154	(877)	(6.73)
-300 Basis Points	11,426	(1,605)	(12.32)

Management believes, given the current interest rate environment that it is unlikely that interest rates would decline by 200 or 300 basis points. Form 10-Q Page 21

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

OTHER ITEMS

Management is not aware of any current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on QNB’s results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The information required herein is set forth in Item 2, above.

Form 10-Q

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

JUNE 30, 2001

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Submission of Matters to Vote of Securities Holders

The 2001 Annual Meeting (the “Meeting”) of the shareholders of QNB Corp. (the Registrant”) was held on May 15, 2001. Notice of the Meeting was mailed to shareholders of record on or about April 13, 2001, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

The Meeting was held for the following purpose: (1) To elect three (3) Directors; and (2) To approve the 2001 Employee Stock Purchase Plan.

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker non-votes for each of the nominees for election to the Board of Directors were as follows:

Nominee	For	Withhold
Norman L. Baringer	1,185,873	8,218
Charles M. Meredith, III	1,181,689	12,402
Gary S. Parzych	1,186,897	7,194

The continuing directors of the Registrant are: Kenneth F. Brown, Jr., Henry L. Rosenberger, Edgar L. Stauffer, Thomas J. Bisko, Dennis Helf and Donald T. Knauss.

Form 10-Q Page 23

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

JUNE 30, 2001

Item 4. Submission of Matters to Vote of Securities Holders (Continued)

There was no solicitation in opposition to Proposal No. 2 to approve the Registrants; 2001 Employee Stock Purchase Plan, and the Plan was approved. The number of votes cast for or against as well as the number of abstentions and broker non-votes, for the proposal were as follows:

For	Against	Abstentions
1,143,165	23,235	27,691

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

The following Exhibits are included in this Report:

Exhibit 3(i)	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrants Form 10-Q filed with the Commission on August 13,1998).

Exhibit 3(ii)	Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrants Form 10-Q filed with the Commission on August 13,1998).

Exhibit 10.1	Employment Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.1 of Registrants Form 10-K filed with the Commission on March 31, 1999).

Exhibit 10.2	Salary Continuation Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.2 of Registrants Form 10-K filed with the Commission on March 31, 1999).

Exhibit 10.3	QNB Corp. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-91201 on Form S-8, filed with the Commission on November 18, 1999).

Exhibit 10.4	QNB Corp. 1988 Stock Incentive Plan. (Incorporated by reference to Exhibit 4A to Registration Statement No. 333-16627 on Form S-8, filed with the Commission on November 22, 1996).

Form 10-Q Page 24

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

JUNE 30, 2001

Item 6. Exhibits and Reports on Form 8-K (Continued)

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

Form 10-Q Page 25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2001	QNB Corp. By: /s/ Thomas J. Bisko —————————————— Thomas J. Bisko President/CEO

Date: August 13, 2001	QNB Corp. By: /s/ Robert C. Werner —————————————— Robert C. Werner Vice President

Date: August 13, 2001	QNB Corp. By: /s/ Bret H. Krevolin —————————————— Bret H. Krevolin Chief Accounting Officer
Form 10-Q Page 26