Form 10-Q
period 2001-09-30
QNB CORP
filed 2001-11-14
CIK 750558

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 OR

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

Registrant’s Telephone Number, Including Area Code (215) 538-5600

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $1.25	Outstanding at November 9, 2001 1,535,502

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2001

INDEX

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Interest Income
Interest and fees on loans	$3,825	$3,741	$11,303	$10,880
Interest and dividends on investment securities:
Taxable	2,529	2,144	7,254	6,364
Tax-exempt	415	349	1,207	998
Interest on Federal funds sold	65	135	247	161
Interest on interest-bearing balances	2	6	12	14

Total interest income	6,836	6,375	20,023	18,417

Interest Expense
Interest on deposits
Interest-bearing demand accounts	110	192	372	492
Money market accounts	243	428	855	915
Savings	151	187	462	545
Time	1,729	1,613	5,066	4,696
Time over $100,000	337	321	935	842
Interest on short-term borrowings	114	114	452	346
Interest on Federal Home Loan Bank advances	710	345	1,994	1,008

Total interest expense	3,394	3,200	10,136	8,844

Net interest income	3,442	3,175	9,887	9,573
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	3,442	3,175	9,887	9,573

Non-Interest Income
Fees for services to customers	348	329	1,057	934
Mortgage servicing fees	17	22	71	82
Net gain on investment securities available-for-sale	81	51	321	156
Net gain on sale of loans	64	16	180	58
Other operating income	267	251	748	747

Total non-interest income	777	669	2,377	1,977

Non-Interest Expense
Salaries and employee benefits	1,494	1,400	4,427	4,225
Net occupancy expense	215	199	632	531
Furniture and equipment expense	236	256	727	706
Marketing expense	91	76	332	274
Other expense	645	605	1,902	1,678

Total non-interest expense	2,681	2,536	8,020	7,414

Income before income taxes	1,538	1,308	4,244	4,136
Provision for income taxes	329	288	863	936

Net Income	$1,209	$1,020	$3,381	$3,200

Net Income Per Share - Basic	$.78	$.65	$2.19	$2.03

Net Income Per Share - Diluted	$.78	$.65	$2.18	$2.03

Cash Dividends Per Share	$.27	$.23	$.81	$.67

The accompanying notes are an integral part of the consolidated financial statements. Page 1

CONSOLIDATED BALANCE SHEETS

	(in thousands) (unaudited)

	September 30,	December 31,
	2001	2000

Assets
Cash and due from banks	$13,978	$14,466
Federal funds sold	—	2,678
Investment securities
available-for-sale	160,505	114,245
held-to-maturity (market value $42,480 and $42,815)	41,698	42,982
Total loans, net of unearned income of $237 and $195	202,423	185,234
Allowance for loan losses	(2,928)	(2,950)

Net loans	199,495	182,284
Premises and equipment, net	5,772	6,173
Accrued interest receivable	2,595	2,213
Other assets	5,748	6,630

Total assets	$429,791	$371,671

Liabilities
Deposits
Demand, non-interest-bearing	$35,672	$34,773
Interest bearing demand accounts	50,561	49,154
Money market accounts	39,337	39,226
Savings	37,357	35,388
Time	131,330	117,622
Time over $100,000	29,908	17,659

Total deposits	324,165	293,822
Short-term borrowings	16,740	17,819
Federal Home Loan Bank advances	50,000	25,000
Accrued interest payable	1,855	1,409
Other liabilities	1,510	1,827

Total liabilities	394,270	339,877

Commitments and contingencies
Shareholders’ Equity
Common stock, par value $1.25 per share;
5,000,000 shares authorized; 1,588,845 shares and 1,512,755 shares issued;
1,539,440 and 1,480,109 shares outstanding	1,986	1,891
Surplus	8,659	6,491
Retained earnings	24,306	24,409
Accumulated other comprehensive gain (loss)	1,938	(64)
Treasury stock, at cost; 49,405 and 32,646 shares at September 30, 2001 and December 31, 2000	(1,368)	(933)

Total shareholders’ equity	35,521	31,794

Total liabilities and shareholders’ equity	$429,791	$371,671

The accompanying notes are an integral part of the consolidated financial statements. Page 2

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands) (unaudited)

Nine Months Ended September 30,	2001	2000

Operating Activities
Net income	$3,381	$3,200
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	583	521
Securities gains	(321)	(156)
Net gain on sale of loans	(180)	(58)
Proceeds from sales of residential mortgages	6,732	1,143
Originations of residential mortgages held-for-sale	(7,084)	(1,258)
Proceeds from sales of student loans	2,543	2,173
Gain on sale of other real estate owned	—	(18)
Deferred income tax provision	72	113
Change in income taxes payable	175	32
Net increase in interest receivable	(382)	(179)
Net amortization of premiums and discounts	32	(32)
Net increase (decrease) in interest payable	446	(114)
Increase in other assets	(240)	(319)
Decrease in other liabilities	(473)	(26)

Net cash provided by operating activities	5,284	5,022

Investing Activities
Proceeds from maturities and calls of investment securities
available-for-sale	35,750	17,199
held-to-maturity	9,342	4,813
Proceeds from sales of investment securities
available-for-sale	17,193	3,735
Purchase of investment securities
available-for-sale	(95,859)	(32,646)
held-to-maturity	(8,080)	(686)
Net decrease (increase) in Federal funds sold	2,678	(4,212)
Net increase in loans	(19,222)	(10,125)
Net purchases of premises and equipment	(182)	(1,350)
Proceeds from the sale of other real estate owned	—	366

Net cash used by investing activities	(58,380)	(22,906)

Financing Activities
Net increase (decrease) in non-interest-bearing deposits	899	(242)
Net increase in interest-bearing deposits	29,444	9,601
Net (decrease) increase in short-term borrowings	(1,079)	4,776
Proceeds from Federal Home Loan Bank advances	25,000	—
Cash dividends paid	(1,240)	(1,070)
Proceeds from issuance of common stock	19	25
Purchases of treasury stock	(435)	(723)

Net cash provided by financing activities	52,608	12,367

Decrease in cash and cash equivalents	(488)	(5,517)
Cash and cash equivalents at beginning of year	14,466	19,352

Cash and cash equivalents at end of period	$13,978	$13,835

Supplemental Cash Flow Disclosures
Interest paid	$9,690	$8,958
Income taxes paid	600	775
Non-Cash Transactions
Change in net unrealized holding gains, net of taxes, on available-for-sale securities	2,002	814

The accompanying notes are an integral part of the consolidated financial statements. Page 3

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2001, AND DECEMBER 31, 2000
(Unaudited)

1. REPORTING AND ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of QNB Corp. and its wholly owned subsidiary, The Quakertown National Bank, (QNB). All significant intercompany accounts and transactions are eliminated in the consolidated statements.

The consolidated balance sheet as of September 30, 2001, as well as the respective statements of income and cash flows for the three and the nine month periods ended September 30, 2001 and 2000, are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in QNB’s 2000 Annual Report incorporated in the Form 10-K.

The financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. The results for the periods presented are not necessarily indicative of the full year.

2. PER SHARE DATA

The following sets forth the computation of basic and diluted earnings per share (share and per share data have been restated to reflect the 5% stock dividend issued June 29, 2001):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
Numerator for basic and diluted earnings per share-net income	$1,209,004	$1,019,860	$3,381,430	$3,200,140

Denominator for basic earnings per share-weighted average shares outstanding	1,540,562	1,565,326	1,546,452	1,578,361

Effect of dilutive securities-employee stock options	3,976	236	2,287	185

Denominator for diluted earnings per share-adjusted weighted average shares outstanding	1,544,538	1,565,562	1,548,739	1,578,546

Earnings per share-basic	$.78	$.65	$2.19	$2.03
Earnings per share-diluted	$.78	$.65	$2.18	$2.03

There were 27,445 and 50,470 stock options that were anti-dilutive for the three-month periods ended September 30, 2001 and 2000 and 37,641 and 50,470 stock options that were anti-dilutive for the nine-month period ended September 30, 2001 and 2000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000, AND DECEMBER 31, 2000
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

The following shows the components and activity of comprehensive income during the periods ended September 30, 2001 and 2000 (net of the income tax effect):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
Unrealized holding gains arising during the period on securities held	$1,018	$982	$2,214	$917

Reclassification adjustment for sold securities	(53)	(34)	(212)	(103)

Net change in unrealized during the period	965	948	2,002	814

Unrealized holding (losses) gains, beginning of period	973	(2,738)	(64)	(2,604)

Unrealized holding (losses) gains, end of period	$1,938	$(1,790)	$1,938	$(1,790)

Net income	$1,209	$1,020	$3,381	$3,200
Other comprehensive (loss) income, net of tax: Unrealized holding gains (losses) arising during the period	965	948	2,002	814
Comprehensive Income	$2,174	$1,968	$5,383	$4,014

4. STOCK REPURCHASE PLAN

In March of 2001, the Board of Directors of QNB Corp. authorized the repurchase of up to 4.99 percent or 79,180 of the shares of QNB Corp’s outstanding common stock. Such repurchases may be made in open market or privately negotiated transactions. The repurchased shares will be held in treasury and will be available for general corporate purposes. As of September 30, 2001 QNB Corp. repurchased 49,405 shares at an average cost of $27.69 per share.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000, AND DECEMBER 31, 2000
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

The provisions of the Statement apply to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. There was no impact on earnings, financial condition, or equity upon adoption of Statement No. 141.

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

Asset Retirement Obligations

In June 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000, AND DECEMBER 31, 2000
(Unaudited)

5. RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and it applies to all entities. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. There is no expected impact on earnings, financial condition, or equity upon adoption of Statement No. 143.

Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, the Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary.

The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. There is no expected impact on earnings, financial condition, or equity upon adoption of Statement No. 144.

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

RESULTS OF OPERATIONS-SUMMARY

QNB recorded earnings of $1,209,000 or $.78 per share on a diluted basis for the three month period ended September 30, 2001. This represents an 18.5 percent increase from net income of $1,020,000 or $.65 per share-diluted reported for the third quarter of 2000. For the nine month periods ended September 30, 2001 and 2000, net income was $3,381,000 and $3,200,000, respectively, an increase of 5.7 percent. Net income per share diluted was $2.18 and $2.03 for the corresponding nine-month periods. The results for both the three and nine month periods ended September 30, 2001 represent record earnings for QNB.

When comparing the two quarters an increase in both net interest income and non-interest income offset an increase in non-interest expense. Net interest income increased 8.4 percent to $3,442,000 for the quarter ended September 30, 2001 as compared to $3,175,000 for the quarter ended September 30, 2000. The increase in net interest income was a result of a 13.1 percent increase in average earning assets partially offset by a decline in the net interest margin. Contributing to the growth in average earning assets was an additional $25,000,000 in investment securities that were purchased during the first quarter of 2001 as part of a wholesale funding transaction. Excluding this transaction average earning assets increased by 5.9 percent.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS-SUMMARY (Continued)

The net interest margin declined from 3.88 percent during the third quarter of 2000 to 3.77 percent for the third quarter of 2001. Excluding the impact of the wholesale funding transaction the net interest margin for the third quarter of 2001 would have been 3.94 percent, an increase of six basis points. QNB has benefited in the short-term from the actions of the Federal Reserve Bank to lower interest rates, as rates paid on its funding sources, deposits and short-term borrowings have declined faster than the rates on its earning assets, which tend to be more fixed rate in nature. Also positively impacting the net interest margin was the growth in loans. Average total loans increased 7.1 percent when comparing the third quarter of 2001 to the third quarter of 2000. Total loans at September 30, 2001 were $202,423,000 compared to $181,638,000 at September 30, 2000, an increase of 11.4 percent.

Non-interest income increased from $669,000 for the third quarter of 2000 to $777,000 for the three months ended September 30, 2001, an increase of 16.1 percent. Excluding gains and losses on the sale of investment securities and loans during both periods, non-interest income increased approximately $30,000 or 5.0 percent. An increase in fee income from deposit accounts and check card income contributed to the increase in non-interest income. Gains on the sale of loans increased from $16,000 to $64,000 when comparing the two quarters. Lower interest rates on mortgage loans has led to an increase in the amount of refinancing activity and has provided an opportunity to record gains on the sale of these loans.

Non-interest expense increased $145,000 or 5.7 percent from $2,536,000 for the third quarter of 2000 to $2,681,000 for the three months ended September 30, 2001. Contributing to the increase in non-interest expense were costs associated with the new branch in Souderton, the computer system installed during the fourth quarter of 2000 and the operation of the recently formed trust department. Personnel costs increased 6.7 percent or $94,000, reflecting higher staffing levels and an increase in medical insurance premiums when comparing the two quarters.

Return on average assets was 1.14 percent and 1.09 percent while the return on average equity was 14.52 percent and 13.03 percent for the three months ended September 30, 2001 and 2000, respectively. For the nine-month periods ended September 30, 2001 and 2000, return on average assets was 1.11 percent and 1.18 percent and the return on average equity was 13.93 percent and 13.87 percent, respectively.

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

Net interest income increased 8.4 percent to $3,442,000 for the quarter ended September 30, 2001 as compared to $3,175,000 for the quarter ended September 30, 2000. On a tax-equivalent basis, which allows for the comparison of tax-exempt loans and investments to taxable loans and investments, net interest income increased by 10.2 percent from $3,412,000 for the three months ended September 30, 2000 to $3,760,000 for the same period ended September 30, 2001. The larger increase in tax-equivalent net interest income is a result of an increase in the proportion of tax-exempt earning assets to total earning assets. The yield on earning assets on a tax-equivalent basis was 7.18 percent for the third quarter of 2001 versus 7.52 percent for the third quarter of 2000, while the rate paid on interest-bearing liabilities was 3.87 percent and 4.21 percent for the same periods. While both the yield on earning assets and the rate paid on interest-bearing liabilities declined by 34 basis points, the net interest margin declined by 11 basis points as a result of a greater proportion of earning assets to interest-bearing liabilities. The net interest margin on a tax-equivalent basis declined to 3.77 percent for the three-month period ended September 30, 2001 compared with 3.88 percent for the same period in 2000. A 13.1 percent increase in average earning assets helped offset the negative impact of a falling net interest margin. Some of the growth in average earning assets was funded through a wholesale funding transaction entered into during the first quarter of 2001, whereby QNB borrowed $25,000,000 from the Federal Home Loan Bank at an average rate of 5.71 percent. These funds were reinvested in securities with an average yield of 7.07 percent, for an initial spread of 136 basis points. This transaction has the impact of increasing net interest income, but lowering the net interest margin. Excluding the impact of this transaction, the net interest margin for the three months ended September 30, 2001 would have been 3.94 percent, an increase of six basis points from the third quarter of 2000.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

The decline in the yield on both earning assets and interest-bearing liabilities when comparing the two quarters is a result of dramatically falling interest rates, as represented by the United States Treasury yield curve, during the later part of 2000 and the first nine months of 2001. This decline in interest rates accelerated during the third quarter of 2001 as economic statistics indicated a slowing economy, an increase in unemployment and a decline in consumer confidence. These concerns were further exacerbated as a result of the events of September 11, 2001. The concerns of a slowing economy, falling consumer confidence and a possibility of recession has prompted the Federal Reserve Bank to cut the Federal funds target rate 8 times and 350 basis points since the beginning of 2001 to September 30, 2001. Subsequent to September 30, 2001 the Federal Reserve Bank has cut the Federal funds rate another two times and 100 basis points. The Federal funds rate which started the year at 6.50 percent is down to 2.00 percent as of November 6, 2001, its lowest rate in 40 years. The change in the Treasury yield curve is a good indication how rates have fallen during the year and between the second and third quarter of 2001. The three-month, two-year and ten-year treasury rates were 5.89 percent, 5.09 percent and 5.11 percent, respectively at December 29, 2000, an inverted yield curve. At June 29, 2001 these same rates were 3.65 percent, 4.24 percent and 5.41 percent, respectively, while at September 28, these rates were 2.37 percent, 2.85 percent and 4.59 percent. Subsequent to September 30, 2001 these rates have declined another 25 to 40 basis points.

These declining rates have had a negative impact on the yield on loans which has decreased 38 basis points to 8.00 percent when comparing the third quarter of 2000 to the third quarter of 2001. During the first quarter of 2000 the prime rate on loans increased from 8.50 percent to 9.50 percent, while during the first nine months of 2001 the prime rate has decreased from 9.50 percent to 6.00 percent at September 30, 2001. The prime rate has further declined to 5.00 percent as of November 7, 2001. The yield on loans has not decreased to the magnitude that the prime rate has decreased because of the fixed rate nature of QNB’s loan portfolio. However, the decline in interest rates will continue to have a negative impact on the yield on loans during the remainder of 2001 and 2002 as loans with re-pricing features price lower and customers with fixed rate loans refinance at lower rates. Subsequent to September 30, 2001 QNB has seen an increase in both refinancing activity from consumer and commercial loan customers and rate reduction requests from commercial borrowers. Another factor in the decline in the yield on loans is the competitive environment for loans, both commercial and consumer, from both banks and non-banks.

Also negatively impacting the yield on earning assets was the decline in the yield on investment securities when comparing the two quarters. The yield on investment securities declined from 6.61 percent for the third quarter of 2000 to 6.49 percent for the third quarter of 2001. However, it represents a 34 basis point decrease from the 6.83 percent yield recorded in the first quarter of 2001. This larger impact is a result of the pre-funding of higher yielding callable agency securities and increased cash flow from mortgage-backed securities resulting from the decline in interest rates in 2001. These proceeds were reinvested in lower yielding securities resulting in the decline in the yield on the portfolio. Partially negating the impact of the reinvestment of this cash flow was the 7.07 percent yield from the investments purchased as part of the wholesale funding transaction. The yield on investments is expected to continue to decline during the remainder of 2001 and 2002 as additional cash flow from called bonds as well as from mortgage-backed securities continues to be reinvested at significantly lower rates.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

The 34 basis point decline in the rate paid on interest-bearing liabilities was a result of the decline in the yield on interest-bearing deposits and short-term borrowings. The yield on interest-bearing deposits declined from 4.10 percent for the third quarter of 2000 to 3.60 percent for the third quarter of 2001 while the rates paid on short-term borrowings have decreased from 4.15 percent to 3.03 percent for the same periods. Positively impacting the yield on interest-bearing deposits was the decrease in the rates on time deposits. The average rate paid on time deposits decreased from 5.54 percent for the third quarter of 2000 to 5.20 percent for the third quarter of 2001. Many of QNB’s time deposits mature or re-price in twelve months or less, so as rates have decreased over the past year the higher rate time deposits have re-priced at significantly lower rates. The average rate paid on time deposits should continue to decline over the next several quarters as the higher yielding time deposits mature and re-price at lower rates.

Also contributing to the decrease in rates paid on interest-bearing liabilities were lower rates on interest-bearing demand deposit accounts, money market accounts and savings accounts. The average rate paid on these accounts were .86 percent, 2.60 percent and 1.59 percent, respectively for the third quarter of 2001. This compares to 1.53 percent, 4.09 percent, and 2.04 percent for the same period in 2000. The decline in the rate paid on interest bearing demand accounts as well as the rate paid on short-term borrowings mentioned above is partially correlated to the decline in the Federal funds rate as some of these accounts are re-priced directly with this rate. The decline in the rate paid on money market accounts is due principally to the Treasury Select Money Market product. The Treasury Select Money Market is a variable rate account indexed to a percentage of the monthly average rate of the 91-day Treasury bill rate based on balances in the account. This product was introduced at the end of the first quarter of 2000 at a promotional rate higher than the indexed rate. The combination of the end of the promotion at the end of 2000 and the decline in the 91-day Treasury bill rate during 2001 has led to the decline in the average rate paid on money market accounts.

Negatively impacting the rate paid on interest bearing liabilities was an increase in the rate paid on Federal Home Loan Bank advances from 5.49 percent for the third quarter of 2000 to 5.63 percent for the third quarter of 2001. The increase in the rate on Federal Home Loan Bank advances is a result of the new borrowing related to the wholesale funding transaction.

For the nine-month period ended September 30, 2001, net interest income increased $314,000 or 3.3 percent to $9,887,000. On a tax-equivalent basis net interest income increased $557,000 or 5.4 percent. The 12.0 percent growth in average earning assets was partially offset by a 24 basis point decline in the net interest margin. The net interest margin on a tax-equivalent basis was 3.79 percent for the nine-month period ended September 30, 2001 compared with 4.03 percent for the same period in 2000. Excluding the impact of the wholesale funding transaction average earning assets increased 5.4 percent and the net interest margin declined by 9 basis points. Total interest income increased $1,606,000 from $18,417,000 to $20,023,000 when comparing the nine-month periods ended September 30, 2000 to September 30, 2001. The yield on earning assets decreased from 7.50 percent to 7.35 percent, with the yield on loans and Federal funds sold declining 12 basis points and 203 basis points between the nine-month periods. The yield on loans decreased from 8.28 percent to 8.16 percent while the yield on total investment securities remained stable at 6.65 percent for the nine-month periods. The yield on the loan portfolio and investment portfolio are slower to react to changes in interest rates compared to the yield on Federal funds sold which changes immediately with action by the Federal Reserve Bank. Average investment securities increased 16.8 percent to $184,892,000 while average loans increased 5.7 percent to $188,421,000 for the nine-month period ended September 30, 2001. Total interest expense increased $1,292,000 from $8,844,000 to $10,136,000 for the nine-month periods with interest on the Federal Home Loan Bank advances and time deposits accounting for $986,000 and $463,000 of the increase. The yield on interest-bearing liabilities increased slightly from 4.03 percent to 4.04 percent when comparing the nine-month periods ended September 30, 2000 to September 30, 2001. Average interest-bearing deposits increased 5.9 percent to $271,774,000, while total average interest-bearing liabilities increased 14.6 percent to $335,680,000. The primary difference in the percent change is the impact of the additional borrowings from the Federal Home Loan Bank, entered into during the first quarter of 2001 and a $6,140,000 increase in average commercial cash management accounts. These types of funding sources tend to be higher costing than retail deposits.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

QNB anticipates the net interest margin to increase slightly during the fourth quarter of 2001 as compared to the third quarter of 2001 as a result of rates on interest-bearing liabilities reacting quicker to the falling interest rate environment than earning assets. However, the net interest margin will likely decline during 2002, as the lag on the re-pricing of earning assets catches up to the reduction in rates on interest bearing liabilities that has occurred during 2001. Rates on interest bearing liabilities may be close to reaching a floor whereby there is no room to lower them any further.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents management’s determination of the amount necessary to be charged to operations to bring the allowance for loan loss to a level considered adequate in relation to the risk of known and inherent losses in the loan portfolio. Actual loan losses, net of recoveries, serve to reduce the allowance.

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

There was no provision for loan losses for either the three-month or nine-month periods ended September 30, 2001. QNB was not required to provide for loan losses as a result of continued low levels of non-performing assets and delinquency relative to the allowance for loan losses. QNB had a net recovery of $5,000 during the third quarter of 2001 compared to net charge-offs of $163,000 during the third quarter of 2000. Approximately $154,000 of the total loans charged off during the third quarter of 2000 represented a loan to one borrower. For the nine-month periods ended September 30, 2001 and 2000, QNB had net charge-offs of $22,000 and $251,000, respectively. Net charge-offs represent .01 percent and .14 percent of average loans for the nine months ended September 30, 2001.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

PROVISION FOR LOAN LOSSES (Continued)

Non-performing assets (non-accruing loans, loans past due 90 days or more, and other real estate owned) were $462,000 or .11 percent of total assets at September 30, 2001. This compares to $456,000 or .12 percent at September 30, 2000 and .25 percent at December 31, 2000. Non-accrual loans were $246,000 and $450,000 at September 30, 2001 and 2000. Non-accrual loans at December 31, 2000 were $205,000.

The increase in non-performing assets was in the category of past due loans 90 days or more. These loans amounted to $216,000 at September 30, 2001 compared to $6,000 at September 30, 2000 and $31,000 at December 31, 2000. The increase in past due loans primarily relates to one borrower. QNB did not have any other real estate owned as of September 30, 2001, December 31, 2000 or September 30, 2000.

There were no restructured loans as of September 30, 2001, December 31, 2000 or September 30, 2000 as defined in Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for loan losses was $2,928,000 and $2,950,000 at September 30, 2001 and December 31, 2000, respectively. The ratio of the allowance to total loans was 1.45 percent and 1.59 percent for the respective periods. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

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

At September 30, 2001 and 2000, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $196,000 and $389,000, respectively, of which $81,000 and $344,000 related to loans with no valuation allowance. At September 30, 2001 and 2000 there were $115,000 and $45,000 in impaired loans that had a valuation allowance against the entire amount. Most of the loans identified as impaired are collateral-dependent.

Given the slowdown in the United States economy currently underway, the increase in the unemployment rate and the growth in the loan portfolio, it is possible that QNB may have to increase its allowance for loan losses with a provision for loan losses in the future. QNB will continue to closely monitor the adequacy of its allowance for loan losses.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME

QNB, through its core banking business, generates various fees and service charges. Total non-interest income is composed of service charges on deposit accounts, mortgage servicing fees, gains on the sale of investment securities, gains on the sale of residential mortgages and student loans, and other miscellaneous fee income. QNB reviews all service charges and fee schedules related to its products and services on an annual basis. Except for the imposition of an ATM surcharge for non-QNB customers during the second quarter of 2000, QNB has not materially changed these fee schedules during 2000 or 2001. Total non-interest income increased $108,000 or 16.1 percent to $777,000 for the quarter ended September 30, 2001 when compared to September 30, 2000. For the nine-month period total non-interest income increased $400,000 or 20.2 percent to $2,377,000. Excluding gains on the sale of investment securities and loans during both periods, non-interest income for the three-month period increased $30,000 or 5.0 percent and for the nine-month period increased $113,000 or 6.4 percent.

Fees for services to customers, the largest component of total non-interest income, is primarily comprised of service charges on deposit accounts. These fees increased 5.8 percent, to $348,000 from $329,000, when comparing the two quarters and 13.2 percent to $1,057,000 when comparing the nine-month periods. An increase in overdraft fee income resulting from a higher volume of overdrafts accounted for the entire increase in fees for services to customers. Slight declines in monthly maintenance fees on deposit accounts were offset by increases in sweep fees from savings accounts and online bill pay fees.

To date, when QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. Mortgage servicing fees for the quarter ended September 30, 2001 were $17,000 which represents a $5,000 decrease from the same period in 2000. For the nine-month period mortgage servicing fees decreased $11,000 or 13.4 percent to $71,000. The decrease in mortgage servicing fees for both the quarter and the nine-month period is primarily the result of a decline in the amount of mortgages serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over a period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. During the third quarter of 2001 and 2000, QNB amortized approximately $19,000 and $18,000 of the mortgage servicing asset. For both nine-month periods approximately $40,000 was amortized. The average balance of mortgages serviced for others was $59,796,000 for the third quarter of 2001 compared to $62,445,000 for the third quarter of 2000. The average balance of mortgages serviced was approximately $59,917,000 for the nine-month period ended September 30, 2001 compared to $63,824,000 for the first nine months of 2000, a decline of 6.1 percent. Lower mortgage rates resulting from a declining interest rate environment have resulted in an increase in the number of mortgage loans originated and sold. This may result in higher mortgage servicing income as long as new sales exceed prepayments on the existing portfolio of serviced loans. Offsetting this may be an increase in the amortization of the mortgage servicing asset as existing sold loans are paid off or as the asset becomes impaired due to lower interest rates and an increase in prepayments. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

Net gains on the sale of investment securities were $81,000 and $321,000 for the three-month and nine-month periods ended September 30, 2001. This compares to net gains of $51,000 in the third quarter of 2000 and $156,000 for the first nine months of 2001. Included in the net gains for the three and nine month periods ended September 30, 2001 is a loss of $623,000 related to the write down of marketable equity securities whose decline in market value below cost was deemed to be other than temporary. These individual securities were written down to a new cost basis and the $623,000 was accounted for as a realized loss. Offsetting this loss were gains on marketable equity securities during the quarter of $287,000 and gains on the sale of fixed income securities of $417,000. QNB sold approximately $15,000,000 in callable agency securities and collateralized mortgage obligations (CMO) at a gain of $363,000. Mortgage-backed securities were purchased with the proceeds from this transaction. The purpose of this transaction was to reduce the exposure to callable agency securities and increased cash flow from the CMO’s in a falling interest rate environment. QNB also recorded a gain of $54,000 from the receipt of stock from an insurance company that converted from a mutual holding company to a stock company. All of the gains for the three and nine month periods ended September 30, 2000 are from the sale of marketable equity securities.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

QNB recorded a gain of $64,000 on the sale of loans during the third quarter of 2001. This compares to a $16,000 gain for the same period in 2000. For the nine-month periods ended September 30, 2001 and 2000 net gains on the sale of loans were $180,000 and $58,000, respectively. The sale of student loans accounts for $4,000 and $3,000 of the gains during the third quarters of 2001 and 2000. QNB sold approximately $190,000 and $193,000 in student loans during the third quarters of 2001 and 2000, respectively. Gains on the sale of student loans accounted for $47,000 and $39,000 of the total gains during the nine-month periods ended September 30, 2001 and 2000. For the nine-month periods ended September 30, 2001 and 2000, QNB sold approximately $2,497,000 and $2,134,000 in student loans.

The net gain on the sale of residential mortgage loans was $60,000 and $13,000 for the three-month periods ended September 30, 2001 and 2000 and $133,000 and $19,000 for the respective nine-month periods. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Declining interest rates during 2001 increased the amount of mortgage origination and sales activity. QNB originated $2,397,000 and $441,000 in residential mortgages held for sale during the third quarter of 2001 and 2000 and $7,084,000 and $1,258,000 during the respective nine-month periods. Proceeds from the sale of residential mortgages were approximately $2,629,000 and $531,000 during the third quarters of 2001 and 2000, respectively. For the nine-month periods proceeds from the sale of residential mortgage loans amounted to $6,732,000 and $1,143,000, respectively. At September 30, 2001 and 2000, QNB had approximately $468,000 and $95,000 in mortgage loans classified as held for sale. These loans are accounted for at lower of cost or market. Given the continuing decline in mortgage rates after September 30, 2001, QNB anticipates that origination and sales volume will remain strong during the fourth quarter of 2001 and the first quarter of 2002 as the refinancing of existing mortgages takes place.

Other operating income increased $16,000 or 6.4 percent to $267,000 when comparing the three-month periods ended September 30, 2001 and 2000. For the nine-month periods other operating income was $748,000 and $747,000, respectively. Increasing usage of the debit card resulted in a $23,000 increase in income for the three-month period and $48,000 for the nine-month period. Income from an ATM surcharge, implemented during the second quarter of 2000 and increased during the second quarter of 2001, increased by $3,000 when comparing the three month periods and $57,000 when comparing the nine-month periods. The increase in ATM surcharge income was partially offset by a $6,000 and $34,000 decrease in ATM interchange income for the three and nine month periods. This is a result of fewer transactions at QNB machines by non-QNB customers.

Declining interest rates had an impact on official check income resulting in a reduction of $11,000 for the quarter and $13,000 for the nine-month period. Commissions on mutual fund sales declined $5,000 for the quarter and $15,000 for the nine-month period. This is a result of a transition to a new program in 2001 and a slowdown of funds into mutual funds at a result of poor stock market performance.

Further positively impacting the nine-month results was a $10,000 increase in merchant processing income. Included in other operating income in 2000 was rental income on other real estate owned of $15,000, a Pennsylvania sales tax refund of $16,000 relating to prior year’s payments and insurance refunds of $6,000 for the repair of equipment. The rental income decreased as a result of the sale of the remaining properties in 2000.

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

NON-INTEREST EXPENSE

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, and various other operating expenses. Total non-interest expense of $2,681,000 for the quarter ended September 30, 2001 represents an increase of $145,000 or 5.7 percent from levels reported in the third quarter of 2000. Total non-interest expense for the nine months ended September 30, 2001 was $8,020,000, an increase of $606,000 or 8.2 percent over 2000 levels.

Salaries and benefits, the largest component of non-interest expense, increased $94,000 or 6.7 percent to $1,494,000 for the quarter ended September 30, 2001 compared to the same quarter in 2000. Salary expense increased $63,000 or 5.5 percent during the period to $1,206,000 while benefits expense increased $31,000 or 12.1 percent to $288,000. For the nine-month period ended September 30, 2001 salaries and benefits expense increased $202,000 or 4.8 percent to $4,427,000 compared to 2000. Salary expense increased $130,000 or 3.8 percent while benefits expense increased $72,000 or 9.1 percent. Excluding the accrual for incentive compensation in 2000, salary expense increased $200,000 or 6.0 percent for the nine-month period. There was no incentive compensation accrual in either the third quarter of 2001 or 2000. The increase in salary expense is related to both merit increases and the increase in the number of employees due in part to the addition of a new branch and the staffing of the customer service center and the Trust and Investment Management department. When comparing the two quarters the number of full-time equivalent employees has increased by five.

The increase in benefits expense for the quarter is a result of a $19,000 or 23.9 percent increase in medical and dental premiums, a $5,000 increase in payroll tax expense related to the increased payroll costs and a $5,000 increase in retirement plan expense. For the nine month period these same costs increased $42,000, $20,000 and $13,000, respectively. The large increase in medical costs for the quarter is partially a result of the addition of new eligible employees and a retroactive adjustment for one employee. Medical insurance premiums are anticipated to continue to increase in the 10 to 15 percent range in 2002.

Net occupancy expense increased $16,000 or 8.0 percent when comparing the third quarter of 2001 to the third quarter of 2000. An increase in branch rent expense of $15,000 was primarily attributable to the opening of the new branch in Souderton in January 2001 and an increase in the monthly rent for another branch during the third quarter of 2001. Depreciation expense in leasehold improvements increased by $4,000 while real estate tax expense increased by $5,000. These were offset by reductions in utility costs of $4,000 and repairs and maintenance costs of $2,000. For the nine-month period net occupancy expense increased $101,000 or 19.0 percent to $632,000. Branch rent expense increased $62,000 as a result of the opening of the Souderton branch and the expansion of the Country Square location. The higher rent expense for the expanded location did not begin until the second quarter of 2000. Depreciation expense on leasehold improvements increased $16,000, utility costs increased $8,000, real estate taxes increased $8,000 and building repairs and maintenance expense increased $15,000 for the nine-month period. The increase in depreciation on leasehold improvements is primarily the result of the new branch. The increase in utility costs is a result of the new branch as well as the overall increase in gas, oil and electric costs especially during the first half of 2001. The increase in building repairs and maintenance costs for the nine-month period is primarily a result of higher cleaning, landscaping and snow removal expense.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (Continued)

Furniture and equipment expense decreased $20,000 or 7.8 percent when comparing the three-month periods ended September 30, 2001 and 2000. For the respective nine-month periods furniture and equipment expense increased $21,000 or 3.0 percent. For the three-month period depreciation expense decreased by $9,000 as some software and equipment reached the end of their depreciable lives during the first half of 2001. This was enough to offset the additional depreciation expense related to the purchase of the new computer system installed at the end of 2000 and the equipment acquired for the new branch in 2001. Also positively impacting furniture and equipment expense when comparing the two quarters was a decrease in equipment maintenance expense of $11,000. Lower annual maintenance agreements on the new equipment as well as the discontinuing of maintenance on some older equipment contributed to the savings. For the nine-month period depreciation expense increased $44,000 while equipment maintenance costs and disaster recover costs decreased by $18,000 and $5,000 respectively.

Marketing expense increased $15,000 or 19.7 percent to $91,000 for the quarter ended September 30, 2001 and $58,000 or 21.2 percent when comparing the nine-month periods. For the three-month and nine-month periods sales promotion expense increased $12,000 and $34,000 as a result of an increase in promotional items and giveaways related to the Souderton branch and the Youth Trek account. For the nine-month period advertising expense increased $11,000 and public relations expense increased by $10,000. The increase in advertising costs relates to the opening of the branch, the introduction of the Trust and Investment Management area and the use of television as an additional medium of advertising. The increase in public relations expense is a result of an increase in contributions and sponsorships to clubs and community events in the local communities we serve.

Total other expense for the three months ended September 30, 2001 was $645,000, an increase of $40,000 or 6.6 percent over the same period in 2000. For the nine-month period other expense increased $224,000 or 13.3 percent to $1,902,000. The major categories that comprise other expense are postage, supplies, professional services, telecommunication costs, insurance expense and state taxes. Contributing to the increase in other expense when comparing the three and nine month periods was $15,000 and $30,000 in expenses related to the startup and operation of the Trust department. Costs associated with services provided by third party vendors increased $18,000 and $43,000 for the three and nine month periods. The use of a temporary employment agency and the outsourcing of the supply management function were the main contributors to the increase in third party services. Legal expense increased $5,000 for the three-month period and $30,000 for the nine-month period. The amounts for the year 2000 include reimbursements of prior years legal expense related to the payoff of non-performing loans. Other operating expense for the third quarter of 2000 include $33,000 in conversion related expense for the computer system and a $10,000 gain on the sale of other real estate. Also impacting the third quarter of 2000 was a $6,000 increase in postage expense and a $6,000 increase in insurance costs. These same items increased $14,000 and $16,000 for the nine-month period.

INCOME TAXES

Applicable income taxes and effective tax rates were $329,000 or 21.4 percent for the three-month period ended September 30, 2001, and $288,000 or 22.0 percent for the same period in 2000. For the nine-month period applicable income taxes and effective rates were $863,000 or 20.3 percent and $936,000 or 22.6 percent, respectively. The reduction in the effective tax rate when comparing 2001 to 2000 is a result of an increase in income from tax-exempt municipal securities and loans and an increase in dividend income subject to the 70 percent exclusion relative to total pre-tax income.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

INCOME TAXES (Continued):

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 2001, QNB had a net deferred tax liability of $224,000. This deferred tax liability was a result of the SFAS No. 115 adjustment for available-for-sale securities of $998,000 relating to the unrealized holding gain on these securities. Partially offsetting this liability was a deferred tax asset of $753,000 relating to the allowance for loan losses. At December 31, 2000, QNB’s net deferred tax asset was $877,000. Included in the deferred tax asset was $761,000 relating to the allowance for loan losses and $33,000 resulting from the SFAS No. 115 adjustment. An increase in the market value of the available-for-sale investment portfolio resulting from declining interest rates accounts for the change from a deferred tax asset to a deferred tax liability.

BALANCE SHEET ANALYSIS

The Balance Sheet Analysis reviews average balance sheet data for the nine months ended September 30, 2001 and 2000, as well as the period ending balances as of September 30, 2001 and December 31, 2000.

Average earning assets for the nine-month period ended September 30, 2001 increased $40,854,000 or 12.0 percent to $381,103,000 from $340,249,000 for the nine months ended September 30, 2000. Average investments increased $26,575,000 while average loans and Federal funds sold increased $10,174,000 and $4,137,000, respectively. The large increase in the investment portfolio is primarily the result of the leverage transaction and the additional $25,000,000 in advances from the Federal Home Loan Bank entered into during the first quarter of 2001. The additional advance from the Federal Home Loan Bank averaged $22,363,000 for the first nine-months of 2001.

The 5.7 percent increase in average loans is a result of the implementation of a business development and calling program encompassing lending personnel, branch personnel and executive management. The focus of this program is to both develop new lending and deposit relationships as well as strengthen existing relationships. Average commercial loans increased $8,107,000 while average consumer loans and residential mortgage loans increased $1,556,000 and $643,000 when comparing the first nine months of 2001 to the first nine months of 2000. The increase in commercial loans was also positively impacted by the entrance into the Souderton market. QNB has been able to develop several new relationships and will continue to cultivate this market for new opportunities. The increase in consumer loans is the result of aggressive fixed rate home equity loan promotions and pricing. Significant growth in loans took place during the third quarter of 2001 as total loans increased from $189,854,000 at June 30, 2001 to $202,423,000 at September 30, 2001.

In addition to borrowing from the Federal Home Loan Bank, the growth in average earning assets was funded by increases in interest-bearing deposit accounts and short-term borrowings. Average interest-bearing deposit accounts increased $15,126,000 or 5.9 percent, while average short-term borrowings increased $5,305,000 or 47.2 percent. The growth in average interest-bearing deposit accounts is centered in time deposits and money market accounts, which increased by $11,161,000 and $3,030,000 when comparing the nine-month periods.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

BALANCE SHEET ANALYSIS (Continued)

Time deposits rates have lagged the decrease in other deposit rates and still provide higher yields than other interest bearing deposits. In addition, QNB offers a “Flex 12” time deposit which provides for ongoing deposits into the account and allows for one withdrawal during the 12 month term. These reasons combined with fallout from the stock markets contributed to the large increase in time deposits during 2001. The popularity of the Treasury Select Money Market product introduced at the end of the first quarter of 2000 is the primary reason for the increase in money market accounts when comparing the nine-month average balances. Some of the balances in the Treasury Select product have recently moved to time deposits as the rates on this product have declined significantly as the 91-day Treasury bill has declined. This product had an above market rate until December 31, 2000 and than re-priced to be indexed to the 91-day Treasury bill. As this rate has fallen this product has become less attractive relative to other products including short-term time deposits.

The increase in short-term borrowings is a result of a $6,140,000 increase in commercial cash management balances when comparing the nine-month periods. Partially offsetting the increase in cash management accounts was a reduction in average Federal funds purchased of $751,000. With the successful growth in deposit balances during 2001, QNB has not had the need to purchase Federal funds to fund loan growth. Average total deposits increased 4.8 percent when comparing the nine-month periods. Average non-interest bearing deposits have decreased $1,214,000 or 3.4 percent between the two nine-month periods. Some of this decline is due to the movement of customers to the cash management product.

Total assets at September 30, 2001 were $429,791,000, compared with $371,671,000 at December 31, 2000, an increase of 15.6 percent for the nine months. This growth was partially funded by the $25,000,000 advance from the Federal Home Loan Bank during the first quarter of 2001. In addition, total deposits increased from $293,822,000 at December 31, 2000 to $324,165,000 at September 30, 2001. A $25,957,000 increase in time deposits is the primary reason for the increase in total deposits. As stated above, time deposit rates have stayed high relative to rates on alternative investments including money market and savings accounts. In addition, QNB promoted its time deposit products heavily during the second quarter of 2001. Time deposits over $100,000 have increased from $17,659,000 at December 31, 2000 to $29,908,000 at September 30, 2001. These accounts tend to have short maturity dates and are more likely to move to other products or other financial instruments as interest rates and market conditions change.

The increase in assets from December 31, 2000 is primarily in investment securities and loans, which increased by $44,976,000 and $17,189,000, respectively. Other assets declined from $6,630,000 at December 31, 2000 to $5,748,000 principally as a result of the reduction in the deferred tax asset. The increase in investment securities is primarily the result of the leverage transaction and the growth in deposits and short-term borrowings exceeding the demand for loans.

At September 30, 2000 the fair value of investment securities available-for-sale was $160,505,000 or $2,935,000 above the amortized cost of $157,570,000. This compares to a fair value of $114,245,000 or $98,000 below the amortized cost of $114,343,000 at December 31, 2000. An unrealized holding gain, net of taxes, of $1,938,000 was recorded as an increase to shareholders’ equity at September 30, 2001. An unrealized holding loss, net of taxes of $64,000 was recorded as a decrease to shareholders’ equity at December 31, 2000. Declining interest rates during 2001 has resulted in the unrealized gain in the portfolio as of September 30, 2001 as the value of the fixed income securities have increased.

The growth in the portfolio, as a result of the leverage transaction as well as the replacement of callable agency securities with corporate bonds, collateralized mortgage obligations (CMO’s) and mortgage backed securities has resulted in a change in the sector composition of the entire investment portfolio. The percentage of the portfolio in agency bonds has decreased to 13.3 percent of the portfolio at September 30, 2001 versus 27.0 percent as of December 31, 2001. During this same time period corporate bonds have increased to 8.6 percent of the portfolio from .6 percent and mortgage-backed securities have increased to 23.5 percent of the portfolio from 16.2 percent. CMO’s and tax-exempt securities represent 27.3 percent and 17.9 percent of the portfolio at September 30, 2001 compared to 26.1 and 19.2 percent at December 31, 2000. Management believes that given the interest rate environment of 2001 CMO’s and mortgage-backed securities provide better value than callable agency bonds because of the nature of the cash flow of these securities.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

BALANCE SHEET ANALYSIS (Continued)

The available-for-sale portfolio had a weighted average life of approximately 4 years, 11 months at September 30, 2001 and 5 years, 4 months at December 31, 2000. The weighted average tax-equivalent yield was 6.57 percent and 6.73 percent at September 30, 2001 and December 31, 2000. The weighted average life is based on the stated contractual maturity of all securities except for mortgage related securities, which are based on estimated average life. The maturity of the portfolio may be shorter because of call features in many debt securities and because of prepayments on mortgage-backed securities. The interest rate sensitivity analysis reflects the expected maturity distribution of the securities portfolio based upon estimated call dates and anticipated cash flows assuming management’s most likely interest rate environment. The re-pricing term of the available-for-sale portfolio was 4 years at September 30, 2001 and 4 years, 2 months at December 31, 2000, based on these assumptions.

Investment securities held-to-maturity are reported at amortized cost. As of September 30, 2001 and December 31, 2000, QNB had securities classified as held-to-maturity with an amortized cost of $41,698,000 and $42,982,000 and a market value of $42,480,000 and $42,815,000, respectively. The held-to-maturity portfolio had a re-pricing term of approximately 2 years, 3 months and 4 years, 8 months at September 30, 2001 and December 31, 2000. The decline in the re-pricing term during the nine month period is a result of an increase in prepayments on mortgage related securities and the pre-funding of municipal bonds as interest rates have declined.

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

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale were $175,799,000 and $131,587,000 at September 30, 2001 and December 31, 2000. These sources were adequate to meet deposit withdrawals and loan growth during the first nine months of 2001 and should be adequate to meet normal fluctuations in loan demand and or deposit withdrawals. Approximately $42,640,000 and $43,019,000 of available-for-sale securities at September 30, 2001 and December 31, 2000 were pledged as collateral for repurchase agreements and deposits of public funds as required by law. In addition, under terms of its agreement with the Federal Home Loan Bank, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and Agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the Federal Home Loan Bank.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY (Continued)

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. QNB’s cash and cash equivalents decreased $488,000 to $13,978,000 at September 30, 2001. This compares to a $5,517,000 decrease during the first nine months of 2000. The large decrease in cash in 2000 is a result of liquidity planning for potential Year 2000 concerns. QNB increased cash at the end of 1999 as a contingency plan for any potential Year 2000 problems. This excess cash was reinvested in investment securities in January and February of 2000 after Year 2000 concerns passed.

After adjusting net income for non-cash transactions, operating activities provided $5,284,000 in cash flow in the first nine months of 2001, compared to $5,022,000 in the same period of 2000. Lower interest rates during 2001 have increased the amount of residential mortgage activity. For the first nine months of 2001, $7,084,000 of mortgages held-for-sale was originated compared to $1,258,000 for the same period in 2000. Proceeds from the sale of residential mortgages were $6,732,000 and $1,143,000 during the first nine months of 2001 and 2000, respectively. Proceeds from the sale of student loans increased from $2,173,000 during 2000 to $2,543,000 during 2001.

Net cash used by investing activities was $58,380,000 during the first nine months of 2001 and $22,906,000 during the first nine months of 2000. During the first nine months of 2001, $45,092,000 in securities matured or were called. This compares to $22,012,000 during the first nine months of 2000. The large increase in proceeds from investment securities relates to the decline in interest rates which resulted in the pre-funding of callable agency bonds and increased the influx of cash flow on mortgage related securities. Proceeds from the sale of securities was $17,193,000 and $3,735,000 during the first nine months of 2001 and 2000, while the purchase of investment securities amounted to $103,939,000 and $33,332,000 during the same time periods. The net increase in investment securities during the first nine months of 2001 was $41,654,000. This increase relates primarily to the $25,000,000 in purchases as part of the leverage transaction as well as the result of the increase in deposits during the first nine months of 2001. Growth in loans created a net increase in loans of $19,222,000 during the first nine months of 2001 and $10,125,000 for the same time period in 2000. A decrease in federal funds sold of $2,678,000 provided cash during the first nine months of 2001. This compares to a $4,212,000 increase in Federal funds sold during the first nine months of 2000. The net purchase of premises and equipment of $1,350,000 were a use of cash during 2000. The purchase of a new computer system and cash outlays related to the new branch were the major purchases of fixed assets.

Net cash provided by financing activities was $52,608,000 during the first nine months of 2001 and $12,367,000 during the nine months of 2000. The $25,000,000 in advances from the Federal Home Loan Bank as well as a $25,957,000 increase in time deposits account for the large increase in cash provided by financing activities in 2001. Time deposits rates have lagged the decrease in other deposit rates and still provide higher yields than other interest bearing deposits. In addition, QNB offers a “Flex 12” time deposit which provides for ongoing deposits into the account and allows for one withdrawal during the 12 month term. These reasons combined with fallout from the stock markets contributed to the large increase in time deposits during 2001. The cash dividend, which was increased by 12.5 percent in 2001, of $1,240,000 and the purchase of $435,000 of treasury stock during the first nine months of 2001 were both a use of cash and a reduction to shareholders’ equity.

With regard to the increase in cash provided by financing activities in 2000, an increase in interest-bearing deposits provided $9,601,000 during the first nine months of 2000. The introduction of the Treasury Select Money Market Account provided the impetus for much of the growth in interest-bearing deposits. As of September 30, 2001 the balance in these accounts were $16,904,000. Short-term borrowings increased $4,776,000 during the first nine months of 2000, with cash management accounts increasing $5,252,000 and Federal funds purchased decreasing $476,000 during this period. The cash dividend of $1,070,000 and the purchase of $723,000 of treasury stock during the first nine months of 2000 were a use of cash during 2000.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB’s shareholders’ equity at September 30, 2001 was $35,521,000 or 8.26 percent of total assets compared to shareholders’ equity of $31,794,000 or 8.55 percent at December 31, 2000. Shareholders’ equity at September 30, 2001 includes a positive adjustment of $1,938,000 related to unrealized holding gains, net of taxes, on investment securities available-for-sale, while shareholders’ equity at December 31, 2000 includes a negative adjustment of $64,000. Without these adjustments shareholders’ equity to total assets would have been 7.81 percent and 8.57 percent at September 30, 2001 and December 31, 2000. The decline in the capital to asset ratio is a result of the growth in assets exceeding the growth rate of equity. Contributing to the growth in assets was the $25,000,000 leverage transaction and the 10.3 percent growth in total deposits. Impacting the growth in equity is the success of the stock repurchase plan and the increase in the cash dividend.

On March 30, 2000, the Board of Directors of QNB Corp. approved a plan to repurchase up to 4.99 percent or 79,180 shares of QNB Corp’s outstanding common stock in open market and privately negotiated transactions. As of September 30, 2001 49,405 shares had been repurchased at an average cost of $27.69 per share. These shares are recorded as Treasury stock at cost and reduce total shareholder’s equity. During the second quarter of 2001 the Board of Directors declared a 5 percent stock dividend payable June 29, 2001. Per share information has been adjusted to reflect the impact of the stock dividend.

Shareholders’ equity averaged $32,452,000 for the first nine months of 2001 and $30,991,000 during all of 2000, an increase of 4.7 percent. The ratio of average total equity to average total assets declined to 8.00 percent for 2001, compared to 8.53 percent for 2000. The decrease in the equity to asset ratio is a function of the 11.6 percent growth in average assets exceeding the growth rate in average equity.

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

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based and 4.00 percent for leverage. Under the requirements, QNB has a Tier I capital ratio of 12.41 percent and 13.99 percent, a total risk-based ratio of 13.51 percent and 15.24 percent and a leverage ratio of 7.86 percent and 8.60 percent at September 30, 2001 and December 31, 2000, respectively. The decline in the capital ratios reflects the growth in assets, both investments and loans, since December as well as changes in the types of investment securities purchased. Corporate bonds, mortgage related securities and equity securities have a higher risk weighting than U.S. Agency securities. The 9.3 percent increase in loans since December 31, 2000 increases the amount of risk weighted assets as most of these loans are included in the 100 percent risk weighting category. The capital ratios were also impacted by the increase in the cash dividend and the repurchase of treasury stock, both of which reduce total capital.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

CAPITAL ADEQUACY (Continued)

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from “well capitalized” to “critically undercapitalized.” At September 30, 2001 and December 31, 2000 QNB met the “well capitalized” criteria which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively, and a Tier I leverage ratio of 5.00 percent.

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

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At September 30, 2001, interest-earning assets scheduled to mature or likely to be called, re-priced or repaid in one year were $149,413,000. Interest-sensitive liabilities scheduled to mature or re-price within one year were $161,711,000. The one year cumulative gap, which reflects QNB’s interest sensitivity over a period of time, was a negative $12,298,000 at September 30, 2001. The cumulative one-year gap equals -3.03 percent of total earning assets. This negative or liability sensitive gap will generally benefit QNB in a falling interest rate environment, while rising interest rates could negatively impact QNB.

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

If interest rates are 100 basis points lower than management’s most likely interest rate environment, the simulation model projects net interest income for the next twelve months to be less than the most likely scenario. If interest rates are 100 basis points higher than management’s most likely interest rate environment, the model projects net interest income for the next twelve months to be slightly higher than the most likely scenario. These results are contrary to the results indicated by the gap analysis and show some of the inherent weaknesses of gap analysis. For example, gap analysis does not take into consideration interest rate floors on deposit accounts.

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

The nature of QNB’s current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At September 30, 2001, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

QNB CORP.  AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

INTEREST RATE SENSITIVITY (Continued):

The table below summarizes estimated changes in net interest income over a twelve-month period beginning October 1, 2001, under alternative interest rate scenarios.

Change in Interest Rates	Net Interest Income	Dollar Change	Percent Change

+300 Basis Points	$14,215	$ (322)	(2.22)%
+200 Basis Points	14,457	(80)	(.55)
+100 Basis Points	14,605	68.47
FLAT RATE	14,537	—	—
-100 Basis Points	14,067	(470)	(3.23)
-200 Basis Points	13,438	(1,099)	(7.56)
-300 Basis Points	12,860	(1,677)	(11.54)

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

SEPTEMBER 30, 2001

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

26

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

SEPTEMBER 30, 2001

Item 6.	Exhibits and Reports on Form 8-K (Continued)

Exhibit 10.4	QNB Corp. 1988 Stock Incentive Plan. (Incorporated by reference to Exhibit 4A to Registration Statement No. 333-16627 on Form S-8, filed with the Commission on November 22, 1996).

Exhibit 10.5	QNB Corp. 1996 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4B to Registration Statement No. 333-16627 on Form S-8, filed with the Commission on November 22, 1996).

Exhibit 10.6	The Quakertown National Bank Profit Sharing and Section 401(k) Salary Deferral Plan. (Incorporated by reference to Exhibit 4C to Registration Statement No. 333-16627 on Form S-8, filed with the Commission on November 22, 1996).

Exhibit 10.7	Change of Control Agreement between Registrant and Robert C. Werner (Incorporated by reference to Exhibit 10.7 of Registrants Form 10-Q filed with the Commission on November 13, 2000.)

Exhibit 10.8	Change of Control Agreement between Registrant and Bret H. Krevolin (Incorporated by reference to Exhibit 10.8 of Registrants Form 10-Q filed with the Commission on November 13, 2000.)

Exhibit 10.9	QNB Corp. 2001 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-67588 on Form S-8, filed with the Commission on August 15, 2001).

Exhibit 11	Statement Re: Computation of Earnings Per Share. (Included in Part I, Item I, hereof.)

(b) Reports on Form 8-K None

27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2001	QNB Corp. By: —————————————— Thomas J. Bisko President/CEO

Date: November 13, 2001	By: —————————————— Robert C. Werner Vice President

Date: November 13, 2001	By: —————————————— Bret H. Krevolin Chief Accounting Officer