Form 10-K
period 2001-12-31
QNB CORP
filed 2002-03-28
CIK 750558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

YES    NO

[Cover page 1 of 2 pages]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

         As of March 15, 2002, 1,538,408 shares of Common Stock of the registrant were outstanding and the aggregate market value of the Common Stock of the registrant, held by nonaffiliates was approximately $38,522,717.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for 2001	-	Part I, Item 3

Part II, Items 6, 7 and 8

Proxy Statement dated April 22, 2002	-	Part III, Items 10, 11, 12 and 13

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

         The Quakertown National Bank is a full-service commercial bank that provides most major financial services. The Quakertown National Bank’s principal office is located in Bucks County, Pennsylvania. The Quakertown National Bank also operates six other full-service branches, an operations facility and an administrative office. For more information relating to The Quakertown National Bank’s properties, see Item 2. Properties. The Quakertown National Bank had 127 full-time employees and 33 part-time employees, at March 8, 2002. There are employees of The Quakertown National Bank who are also employees of QNB Corp.

         As of December 31, 2001, QNB Corp., on a consolidated basis, had total assets of $451,274,000, total deposits of $344,731,000, and total shareholders’ equity of $35,219,000.

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

See also, page 8 of QNB Corp.’s 2001 Annual Report to Shareholders, “Management’s Discussion and Analysis-Consolidated Financial Review” incorporated herein by reference, which page is included at Exhibit 13.

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

LENDING ACTIVITIES

         General. The Quakertown National Bank offers a variety of loan products to its customers; including residential real estate mortgages, commercial, construction, home equity, business, consumer, and student loans. The Quakertown National Bank’s loan portfolio totaled $202,211,000 and $185,234,000 at December 31, 2001 and 2000, respectively. The portfolio represented approximately 44.8% and 49.8% of The Quakertown National Bank’s total assets at December 31, 2001 and 2000, respectively.

         Residential Mortgage Loans. The Quakertown National Bank offers primarily 1 and 3 year adjustable rate mortgages, 7 year balloon mortgages, and 15, 20 and 30 year fixed rate loans. The Quakertown National Bank has generally sold, without recourse, its mortgage loans in the secondary mortgage market. During 2001 and 2000, substantially all originations of loans to individuals for residential mortgages with maturities of 15 years or greater were sold in the secondary market.

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

         The Quakertown National Bank also offers home equity loans and lines of credit which are included in real estate residential loans. Also, included in this category are commercial purpose loans that are secured by residential real estate. Real estate residential loans in the aggregate amount of $78,419,000 and $70,943,000 represented 38.7% and 38.3% of gross loans at December 31, 2001 and 2000.

         Commercial Loans. The Quakertown National Bank offers commercial loans, including lines of credit or commitment, term loans, commercial mortgages, letters of credit, and tax-free loans.

         The Quakertown National Bank’s commercial and industrial loan portfolio was $39,694,000 and $39,100,000 at December 31, 2001 and 2000, respectively. Commercial and industrial loans represented approximately 19.6% and 21.1% of The Quakertown National Bank’s total gross loans at December 31, 2001 and 2000, respectively. Although a certain amount of these loans are considered unsecured, the majority are secured by non-real estate collateral, such as equipment, vehicles, accounts receivable and inventory.

         Commercial real estate loans, in the aggregate amount of $71,112,000 and $65,271,000, represented 35.1% and 35.2% of The Quakertown National Bank’s gross loan portfolio at December 31, 2001 and 2000, respectively, while construction loans, including commercial and residential, were $3,989,000 and $380,000 for the same periods. Commercial real estate loans include all loans collateralized at least in part by commercial real estate, but may not be for the expressed purpose of conducting commercial real estate transactions.

         Construction, commercial and industrial, and commercial real estate lending generally entails significant additional risk as compared with residential mortgage lending. These loans typically involve larger loan balances to single borrowers or groups of related borrowers.

         Consumer Loans. The Quakertown National Bank’s consumer loan portfolio totaled $6,645,000 and $6,708,000 at December 31, 2001 and 2000, respectively. Consumer loans represented 3.3% and 3.6% of The Quakertown National Bank’s total gross loans at December 31, 2001 and 2000, respectively. Consumer loans include automobile loans, student loans and other consumer type credit not secured by real estate.

INVESTMENT ACTIVITIES

         At December 31, 2001 and 2000, QNB Corp.’s investment portfolio, on a consolidated aggregate basis, were $210,900,000 and $157,227,000. The portfolios consisted primarily of United States government and federal agency obligations, mortgage-backed securities, collateralized mortgage obligations (CMO) and state and municipal securities. Subject to applicable limits The Quakertown National Bank is also permitted to invest in corporate bonds and QNB Corp. is permitted to invest in equity securities. The Quakertown National Bank accounts for its investments based on Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Quakertown National Bank records investment securities available-for-sale at market value with the unrealized holding gain or loss, net of taxes, included in shareholders’ equity. The Quakertown National Bank records investment securities held-to-maturity at amortized cost. At December 31, 2001 and 2000, the balance of the available-for-sale portfolio was $168,102,000 and $114,245,000 and the balance of the held-to-maturity portfolio was $42,798,000 and $42,982,000, respectively.

         The Quakertown National Bank views its investment portfolio as a secondary source of liquidity and stable earnings. The Chief Operating Officer, the Chief Financial Officer, or either of them, together with one other member of the asset/liability committee, make decisions concerning the selection of investments for The Quakertown National Bank’s portfolio. The Quakertown National Bank also has an investment committee that meets at least quarterly to review the investment portfolio and future investment strategies. The Quakertown National Bank’s investment policy, as approved by the Board of Directors, dictates the maturity and types of investments for The Quakertown National Bank. The Quakertown National Bank’s strategy had been to invest in:

•	Short and medium term United States government and federal agency obligations and callable bonds;

•	Medium to longer term collateralized mortgage obligations(CMOs) and mortgage-backed securities;

•	State and municipal securities; and

•	AAA and AA Corporate bonds

With the sharp decline in interest rates during 2002 the strategy has changed to invest in shorter average life and duration mortgage-backed securities and CMOs and to reduce its holdings in callable agency securities.

The available-for-sale and held-to-maturity investment portfolios had weighted average maturities of 5 years, 5 months, and 5 years, 4 months, respectively, at December 31, 2001. Giving consideration to cash flow from mortgage related securities, the call option in agency bonds and the repricing of variable rate bonds, the expected repricing term of the portfolio is 4 years at December 31, 2001, and 4 years, 2 months at December 31, 2000.

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

The Federal Deposit Insurance Corporation insures deposits of The Quakertown National Bank up to $100,000.

         Borrowings. The Quakertown National Bank is a member of the Federal Home Loan Bank of Pittsburgh. As a member, The Quakertown National Bank may obtain advances from the Federal Home Loan Bank secured by otherwise unencumbered qualifying assets including 1-4 family residential mortgage loans and United States government agency notes, bonds and mortgage-backed securities. The Quakertown National Bank pledges its Federal Home Loan Bank stock to secure these advances. Advances are made under several different credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to expand lending and investment activities. At December 31, 2001, The Quakertown National Bank had $53,000,000 in outstanding advances. In addition, The Quakertown National Bank has a $5,000,000 unsecured federal funds line granted by its correspondent bank.

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

SUPERVISION AND REGULATION

         QNB Corp. and its subsidiary, The Quakertown National Bank, operate in a heavily regulated environment. The general cost of compliance with numerous federal and state laws and regulations currently has, and in the future may have, a negative impact on the results of operations of QNB Corp. and The Quakertown National Bank. See page 31 of QNB Corp.’s 2001 Annual Report to Shareholders, incorporated herein by reference, which page is attached at Exhibit 13.

         From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of QNB Corp. and The Quakertown National Bank. We cannot predict whether such legislation will be adopted or, if adopted, how such legislation would affect the business of QNB Corp. and The Quakertown National Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, QNB Corp.’s and The Quakertown National Bank’s business is particularly susceptible to being affected by federal legislation and regulations that may increase the cost of doing business. Except as specifically described above, management believes that the effect of the provisions of the aforementioned legislation on the liquidity, capital resources, and results of operations of QNB Corp. will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on QNB Corp.’s results of operations.

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

         Risk-Based Capital. The Federal Reserve Board, the FDIC and the Comptroller of the Currency have issued certain risk-based capital guidelines, which supplement existing capital requirements. See page 28 of QNB Corp.’s 2001 Annual Report to Shareholders for information concerning QNB Corp.’s capital ratios, incorporated here by reference, which pages are included at Exhibit 13.

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

         The Office of the Comptroller of the Currency regulates all areas of a national bank’s commercial banking operations including loans, mergers, establishment of branches and other aspects of operations. The Office of the Comptroller of the Currency also regulates the level of dividends which can be declared. For more information, see page 49 of QNB Corp.’s 2001 Annual Report to Shareholders, “Notes to Consolidated Financial Statements-Note 21-Regulatory Restrictions,” which is incorporated herein by reference.

         The Quakertown National Bank is also regulated by the Federal Reserve System and the Federal Deposit Insurance Corporation. The major function of the Federal Deposit Insurance Corporation with respect to insured member banks is to pay depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors.

         Federal Deposit Insurance Corporation insured banks are subject to certain Federal Deposit Insurance Corporation requirements designed to maintain the safety and soundness of individual banks and the banking system. In addition, the Federal Deposit Insurance Corporation along with the Comptroller of the Currency and the Federal Reserve Board has adopted regulations which define and set the minimum requirements for capital adequacy based on risk. See pages 28 and 29 of QNB Corp’s 2001 Annual Report to Shareholders, “Management’s Discussion and Analysis-Capital Adequacy,” incorporated by reference herein, which pages are included at Exhibit 13. The Federal Reserve Board, the Federal Deposit Insurance Corporation and Federal and State law extensively regulate other various aspects of the banking business, including, but not limited to, permissible types and amounts of loans, investments and other activities, branching, interest rates on loans and the safety and soundness of banking practices.

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

Federal Reserve Board Requirements

         Regulation D of the Federal Reserve Board imposes reserve requirements on all depository institutions, including The Quakertown National Bank, that maintain transaction accounts or non-personal time and savings accounts. These reserves may be in the form of cash or non-interest bearing deposits with the Philadelphia Federal Reserve Bank. Under current Regulation D, The Quakertown National Bank must establish reserves equal to 3.0% of the first $41.3 million of net transaction accounts and 10.0% of the remainder. The reserve requirement on non-personal savings and time deposits is 0.0%. Demand balances due from depository institutions in the United States are used as a deduction against the reserve. At December 31, 2001, The Quakertown National Bank met applicable Federal Reserve Board reserve requirements.

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

The following table details The Quakertown National Bank’s properties:

Location

Quakertown, Pa	-	Downtown Office	Owned

10 North Third Street

Quakertown, Pa	-	Towne Bank Center	Owned

320 West Broad Street

Quakertown, Pa	-	Computer Center	Owned

	-	121 West Broad Street

Quakertown, Pa	-	Country Square Office	Leased

240 South West End Boulevard

Location

Dublin, Pa	-	Dublin Branch	Leased

161 North Main Street

Pennsburg, Pa	-	Pennsburg Square Branch	Leased

410-420 Pottstown Ave

Coopersburg, Pa	-	Coopersburg Branch	Owned

51 South Third Street

Perkasie, Pa	-	Perkasie Branch	Owned

607 Chestnut Street

Hilltown Township, Pa	-	Souderton Branch	Leased

750 Route 113

         In management’s opinion, these properties are in good condition and are adequate for QNB Corp.’s purposes.

ITEM 3. LEGAL PROCEEDINGS

         Management, after consulting with legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of QNB Corp. There are no proceedings pending other than ordinary routine litigation incident to the business of QNB Corp. and its subsidiary, The Quakertown National Bank. In addition, no material proceedings are known to be contemplated by governmental authorities against QNB Corp. or The Quakertown National Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         QNB Corp. had 703 shareholders of record as of March 15, 2002; however, QNB Corp. believes, based on the number of annual reports and proxy statements requested by nominee holders of QNB Corp.’s Common Stock, that the number of beneficial holders exceeds 980. See Page 51 of the 2001 Annual Report to Shareholders, “Corporate Information-Stock Information” and page 49 of the 2001 Annual Report to Shareholders, “Notes to Consolidated Financial Statements-Note 21-Regulatory Restrictions,” incorporated herein by reference, which pages are attached at Exhibit 13.

ITEM 6. SELECTED FINANCIAL AND OTHER DATA

         The information required by Item 6 is incorporated by reference to the information appearing under the caption “Selected Financial and Other Data” on page 32 of QNB Corp.’s Annual Report to Shareholders, incorporated herein by reference, which page is attached at Exhibit 13.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by Item 7 is incorporated by reference to the information appearing under the caption “Management’s Discussion and Analysis” on pages 7 to 32 of QNB Corp.’s Annual Report to Shareholders, incorporated herein by reference, which page is attached at Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by Item 7A is incorporated by reference to the information appearing under the caption “Interest Rate Sensitivity” on pages 30 and 31 of QNB Corp.’s Annual Report to Shareholders, which pages are attached at Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 8 and the auditor’s report are incorporated by reference to pages 33 to 51 of QNB Corp.’s Annual Report to Shareholders, which is attached at Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item, relating to directors, executive officers, control persons is set forth in the sections captioned “Election of Directors” and “Executive Officers of Registrant” of the QNB Corp’s definitive proxy statement to be used in connection with the 2002 Annual Meeting of Shareholders, on pages 6 and 16, which pages are incorporated here by reference.

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

         Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Form 5s were required for those persons. QNB Corp. believes that during the period January 1, 2001 through December 31, 2001, its officers and directors were in compliance with all filing requirements applicable to them, except for Norman L. Baringer, who filed one form late reporting one transaction, Charles M. Meredith, III, who filed two forms late reporting one transaction each and Henry L. Rosenberger, who filed one form late reporting one transaction.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference to the information appearing under the caption “Executive Compensation” in the proxy statement to be used in connection with the 2002 Annual Meeting of shareholders, on pages 10-14, which pages are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference to the information appearing under the caption “Securities Ownership of Management” in the proxy statement to be used in connection with the 2002 annual meeting of shareholders, on pages 3-5, which pages are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference to the information appearing under the caption “Related Transactions” in the proxy statement to be used in connection with the 2002 Annual Meeting of Shareholders, on page 16, which page is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     1.    Financial Statements

         The following financial statements are included by reference in part II, Item 8 hereof.

Independent Auditors’ Report
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Consolidated Statements of Changes in Shareholders’ Equity
Notes to Consolidated Financial Statements

         2.     Financial Statement Schedules

         The financial statement schedules required by this Item are omitted because the information is either inapplicable, not required or is in the consolidated financial statements as a part of this Report.

         3.     The following exhibits are incorporated by reference herein or annexed to this Form 10-K:

3(i)-	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrants Form 10-Q filed with the Commission on August 13, 1998.)

3(ii)-	Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrants Form 10-Q filed with the Commission on August 13, 1998.)

10.1-	Employment Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.1 of Registrants Form 10-K filed with the Commission on March 31, 1999)

10.2-	Salary Continuation Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.2 of Registrants Form 10-K filed with the Commission on March 31, 1999)

10.3-	QNB Corp. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-91201 on Form S-8, filed with the Commission on November 18, 1999.)

10.4-	QNB Corp. 1988 Stock Incentive Plan. (Incorporated by reference to Exhibit 4A to Registration Statement No. 333-16627 on Form S-8, filed with the Commission on November 22, 1996.)

10.5-	QNB Corp. Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4B to Registration Statement No. 333-16627 on Form S-8, filed with the Commission on November 22, 1996.)

10.6-	The Quakertown National Bank Profit Sharing and Section 401(k) Salary Deferral Plan. (Incorporated by reference to Exhibit 4C to Registration Statement No. 333- 16627 on Form S-8, filed with the Commission on November 22, 1996.)

10.7-	Change of Control Agreement between Registrant and Robert C. Werner (Incorporated by reference to Exhibit 10.7 of Registrants Form 10-Q filed with the Commission on November 13, 2000.)

10.8-	Change of Control Agreement between Registrant and Bret H. Krevolin (Incorporated by reference to Exhibit 10.7 of Registrants Form 10-Q filed with the Commission on November 13, 2000.)

10.9-	QNB Corp. 2001 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-67588 on Form S-8, filed with the Commission on August 15, 2001)

11-	Statement re: Computation of Earnings per Share. (Incorporated by Reference to page 40 of QNB Corp.’s 2001 Annual Report, “Notes to Consolidated Financial Statements- Note 2-Earnings Per Share,” which is included herein at Exhibit 13.)

12-	Statement re: Computation of Ratios. (Incorporated by Reference to page 6 of QNB Corp.’s 2001 Annual Report, which is included herein at Exhibit 13.)

13-	Excerpts from the 2001 Annual Report to Shareholders.

21-	Subsidiaries of the Registrant.

23-	Consent of KPMG LLP.

(b)	Reports on Form 8-K

         None.

(c)	The exhibits required to be filed by this Item are listed under Item 14(a)3 above.

(d)	Not applicable.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QNB Corp.

March 28, 2002

	BY:	-s- Thomas J. Bisko

Thomas J. Bisko President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

-s- Thomas J. Bisko Thomas J. Bisko	President, Chief Executive Officer and Director	March 28, 2002

-s- Robert C. Werner Robert C. Werner	Vice President	March 28, 2002

-s- Bret H. Krevolin Bret H. Krevolin	Chief Accounting Officer	March 28, 2002

-s- Norman L. Baringer Norman L. Baringer	Director	March 28, 2002

-s- Kenneth F. Brown Jr. Kenneth F. Brown Jr.	Director	March 28, 2002

-s- Dennis Helf Dennis Helf	Director	March 28, 2002

SIGNATURES (Continued)

/s/ G. Arden Link G. Arden Link	Director	March 28, 2002

/s/ Charles M. Meredith, III Charles M. Meredith, III	Director	March 28, 2002

/s/ Gary S. Parzych Gary S. Parzych	Director	March 28, 2002

/s/ Henry L. Rosenberger Henry L. Rosenberger	Director	March 28, 2002

/s/ Edgar L. Stauffer Edgar L. Stauffer	Director	March 28, 2002

QNB CORP.

FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2001

EXHIBIT INDEX

Exhibit

3(i)-	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrants Form 10-Q filed with the Commission on April 13, 1998.)

3(ii)-	Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrants Form 10-Q filed with the Commission on April 13, 1998.)

10.1-	Employment Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.1 of Registrants Form 10-K filed with the Commission on March 31, 1999)

10.2-	Salary Continuation Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.2 of Registrants Form 10-K filed with the Commission on March 31, 1999)

10.3-	QNB Corp. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-91201 on Form S-8, filed with the Commission on November 18, 1999.)

10.4-	QNB Corp. 1988 Stock Incentive Plan. (Incorporated by reference to Exhibit 4A to Registration Statement No. 333-16627 on Form S-8, filed with the Commission on November 22, 1996.)

10.5-	QNB Corp. Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4B to Registration Statement No. 333-16627 on Form S-8, filed with the Commission on November 22, 1996.)

10.6-	The Quakertown National Bank Profit Sharing and Section 401(k) Salary Deferral Plan. (Incorporated by reference to Exhibit 4C to Registration Statement No. 333- 16627 on Form S-8, filed with the Commission on November 22, 1996.)

10.7-	Change of Control Agreement between Registrant and Robert C. Werner (Incorporated by reference to Exhibit 10.7 of Registrants Form 10-Q filed with the Commission on November 13, 2000.)

10.8-	Change of Control Agreement between Registrant and Bret H. Krevolin (Incorporated by reference to Exhibit 10.7 of Registrants Form 10-Q filed with the Commission on November 13, 2000.)

Exhibit

10.9-	QNB Corp. 2001 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-67588 on Form S-8, filed with the Commission on August 15, 2001)

11-	Statement re: Computation of Earnings per Share. (Incorporated by Reference to page 40 of QNB Corp.’s 2001 Annual Report, “Notes to Consolidated Financial Statements- Note 2-Earnings Per Share,” which is included herein at Exhibit 13.)

12-	Statement re: Computation of Ratios. (Incorporated by Reference to page 6 of QNB Corp.’s 2001 Annual Report, which is included herein at Exhibit 13.)

13-	Excerpts from the 2001 Annual Report to Shareholders.

21-	Subsidiaries of the Registrant.

23-	Consent of KPMG LLP.