Form 10-Q
period 2002-03-31
QNB CORP
filed 2002-05-15
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-17706

QNB Corp.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2318082

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10 North Third Street, Quakertown, PA	18951-9005

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (215)538-5600

Not Applicable

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2002
Common Stock, par value $1.25	1,538,655

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED MARCH 31, 2002

INDEX

PART I — FINANCIAL INFORMATION

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	21

ITEM 2.	CHANGES IN SECURITIES	21

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	21

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS	21

ITEM 5.	OTHER INFORMATION	21

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	21

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except share data)
	(unaudited)

Three Months Ended March 31,	2002	2001

Interest Income

Interest and fees on loans	$3,685	$3,717

Interest and dividends on investment securities:

Taxable	2,607	2,287

Tax-exempt	455	381

Interest on Federal funds sold	48	69

Interest on interest-bearing balances	1	6

Total interest income	6,796	6,460

Interest Expense

Interest on deposits

Interest-bearing demand accounts	74	139

Money market accounts	149	325

Savings	118	159

Time	1,592	1,636

Time over $100,000	456	277

Interest on short-term borrowings	72	183

Interest on Federal Home Loan Bank advances	710	583

Total interest expense	3,171	3,302

Net interest income	3,625	3,158

Provision for loan losses	–	–

Net interest income after provision for loan losses	3,625	3,158

Non-Interest Income

Fees for services to customers	358	349

ATM and debit card income	109	98

Income on cash surrender value of insurance	79	29

Mortgage servicing fees	15	27

Net (loss) gain on investment securities available-for-sale	(64)	61

Net gain on sale of loans	141	26

Other operating income	96	92

Total non-interest income	734	682

Non-Interest Expense

Salaries and employee benefits	1,552	1,471

Net occupancy expense	206	218

Furniture and equipment expense	228	234

Marketing expense	144	133

Third party services	134	101

Telephone, postage and supplies expense	133	138

State taxes	93	72

Other expense	304	276

Total non-interest expense	2,794	2,643

Income before income taxes	1,565	1,197

Provision for income taxes	290	209

Net Income	$1,275	$988

Net Income Per Share — Basic	$.83	$.64

Net Income Per Share — Diluted	$.82	$.64

Cash Dividends Per Share	$.30	$.26

The accompanying notes are an integral part of the consolidated financial statements

QNB Corp. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	(in thousands)
	(unaudited)

	March 31,	December 31,
	2002	2001

Assets

Cash and due from banks	$13,825	$18,220

Federal funds sold	14,138	5,661

Investment securities

Available-for-sale	184,980	168,102

Held-to-maturity (market value $44,951 and $43,048)	44,698	42,798

Total loans, net of unearned income of $243 and $270	204,190	202,211

Allowance for loan losses	(2,876)	(2,845)

Net loans	201,314	199,366

Cash surrender value of insurance	7,082	6,998

Premises and equipment, net	5,552	5,614

Accrued interest receivable	2,661	2,497

Other assets	2,603	2,018

Total assets	$476,853	$451,274

Liabilities

Deposits

Demand, non-interest-bearing	$40,251	$40,078

Interest-bearing demand accounts	56,132	55,083

Money market accounts	36,131	35,599

Savings	40,824	37,160

Time	140,489	134,967

Time over $100,000	50,959	41,844

Total deposits	364,786	344,731

Short-term borrowings	16,033	13,451

Federal Home Loan Bank advances	55,000	53,000

Accrued interest payable	2,299	2,143

Other liabilities	3,477	2,730

Total liabilities	441,595	416,055

Commitments and contingencies

Shareholders’ Equity

Common stock, par value $1.25 per share; authorized 5,000,000 shares;1,591,751 and 1,589,702 issued; 1,538,408 and 1,536,359 shares outstanding	1,990	1,987

Surplus	8,710	8,681

Retained earnings	25,759	24,946

Accumulated other comprehensive gain	293	1,099

Treasury stock, at cost: 53,343 shares at March 31, 2002 and December 31, 2001	(1,494)	(1,494)

Total shareholders’ equity	35,258	35,219

Total liabilities and shareholders’ equity	$476,853	$451,274

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	(unaudited)

Three Months Ended March 31,	2002	2001

Operating Activities

Net income	$1,275	$988

Adjustments to reconcile net income to net cash provided (used) by operating activities

Depreciation and amortization	181	191

Securities losses (gains)	64	(61)

Net gain on sale of loans	(141)	(26)

Proceeds from sales of residential mortgages	7,637	738

Originations of residential mortgages held-for-sale	(6,811)	(1,660)

Proceeds from sales of student loans	903	279

Recovery of charged-off loans	31	–

Income on cash surrender value of insurance	(79)	(29)

Deferred income tax provision	64	17

Change in income taxes payable	207	177

Net increase in interest receivable	(164)	(487)

Net amortization of premiums and discounts	124	19

Net increase in interest payable	156	263

Increase in other assets	(310)	(11)

Increase (decrease) in other liabilities	540	(809)

Net cash provided (used) by operating activities	3,677	(411)

Investing Activities

Proceeds from maturities and calls of investment securities

available-for-sale	13,135	14,054

held-to-maturity	4,016	1,549

Proceeds from sales of investment securities

available-for-sale	565	564

Purchase of investment securities

available-for-sale	(31,877)	(39,400)

held-to-maturity	(5,955)	(3,039)

Net increase in Federal funds sold	(8,477)	(10,270)

Net increase in loans	(3,567)	(661)

Net purchases of premises and equipment	(119)	(56)

Net cash used by investing activities	(32,279)	(37,259)

Financing Activities

Net increase (decrease) in non-interest-bearing deposits	173	(1,632)

Net increase in interest-bearing deposits	19,882	6,341

Net increase in short-term borrowings	2,582	6,067

Proceeds from Federal Home Loan Bank advances	2,000	25,000

Cash dividends paid	(462)	(399)

Proceeds from issuance of common stock	32	–

Purchase of treasury stock	–	(90)

Net cash provided by financing activities	24,207	35,287

Decrease in cash and cash equivalents	(4,395)	(2,383)

Cash and cash equivalents at beginning of year	18,220	14,466

Cash and cash equivalents at end of period	$13,825	$12,083

Supplemental Cash Flow Disclosures

Interest paid	$3,015	$3,039

Income taxes paid	5	—

Non-Cash Transactions

Change in net unrealized holding gains (losses), net of taxes, on investment securities	(806)	1,176

The accompanying notes are an integral part of the consolidated financial statements.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002 AND 2001, AND DECEMBER 31, 2001
(Unaudited)

1. REPORTING AND ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of QNB Corp. and its wholly owned subsidiary, The Quakertown National Bank, (QNB). All significant intercompany accounts and transactions are eliminated in the consolidated statements.

The consolidated balance sheet as of March 31, 2002, as well as the respective statements of income and cash flows for the three month period ended March 31, 2002 and 2001, are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in QNB’s 2001 Annual Report incorporated in the Form 10-K.

The financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. The results for the periods presented are not necessarily indicative of the full year.

2. PER SHARE DATA

The following sets forth the computation of basic and diluted earnings per share (share and per share data have been restated to reflect the 5% stock dividend issued June 29, 2001 are not in thousands):

	For the Three Months
	Ended March 31,

	2002	2001

Numerator for basic and diluted earnings per share-net income	$1,275	$988

Denominator for basic earnings per share-weighted average shares outstanding	1,538,217	1,552,086

Effect of dilutive securities-employee stock options	9,399	1,035

Denominator for diluted earnings per share-adjusted weighted average shares outstanding	1,547,616	1,553,121

Earnings per share-basic	$.83	$.64

Earnings per share-diluted	$.82	$.64

There were 37,641 stock options that were anti-dilutive for the three-month period ended March 31, 2001.

Form 10-Q

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001, AND DECEMBER 31, 2001
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

The following shows the components and activity of comprehensive income during the periods ended March 31, 2002 and 2001 (net of the income tax effect):

	For the Three Months
	Ended March 31,

	2002	2001

Unrealized holding gains (losses) arising during the period on securities held	$(848)	$1,216

Reclassification adjustment for sold securities	42	(40)

Net change in unrealized during the period	(806)	1,176

Unrealized holding gains (losses), beginning of period	1,099	(64)

Unrealized holding gains, end of period	$293	$1,112

Net income	$1,275	$988

Other comprehensive income, net of tax:

Unrealized holding gains (losses) arising during the period	(806)	1,176

Comprehensive Income	$469	$2,164

4. STOCK REPURCHASE PLAN

In March of 2000, the Board of Directors of QNB Corp. authorized the repurchase of up to 4.99 percent or 79,180 shares of QNB Corp’s outstanding common stock. Such repurchases may be made in open market or privately negotiated transactions. The repurchased shares will be held in treasury and will be available for general corporate purposes. As of March 31, 2002 QNB Corp. repurchased 53,343 shares at an average cost of $28.01 per share.

Form 10Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

QNB Corp. (the “Corporation”) is a bank holding company headquartered in Quakertown, Pennsylvania. The Corporation through its wholly owned subsidiary, The Quakertown National Bank (the “Bank”), has been serving the residents and businesses of Upper Bucks, Northern Montgomery and Southern Lehigh Counties in Pennsylvania since 1877. The Bank is a locally managed community bank that provides a full range of commercial, retail banking and trust and investment management services.

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to financial performance and other financial and business matters. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “position” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may” or similar expressions. The Corporation cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time, and the Corporation assumes no duty to update forward-looking statements. Actual results could differ materially from those anticipated in these forward-looking statements.

In addition to factors previously disclosed by the Corporation and those identified elsewhere herein, the following factors, among others, could cause actual results to differ materially from forward-looking statements: increased credit risk; the introduction, withdrawal, success and timing of business initiatives and strategies; changes in competitive conditions; the inability to sustain revenue and earnings growth; changes in economic conditions, interest rates and financial and capital markets; inflation; changes in investment performance; customer disintermediation; customer borrowing, repayment, investment and deposit practices; customer acceptance of QNB products and services; and the impact, extent and timing of technological changes, capital management activities, actions of the Federal Reserve Board and legislative and regulatory actions and reforms.

RESULTS OF OPERATIONS

QNB reported net income for the first quarter of 2002 of $1,275,000 or $.82 per share on a diluted basis. Results for the first quarter of 2002 represent a record quarter for QNB. This also represents a 29.0 percent increase in net income when compared to the $988,000 or $.64 a diluted share reported for the first quarter of 2001.

The higher net income for the quarter is a result of an increase in net interest income. Net interest income increased from $3,158,000 for the first quarter of 2001 to $3,625,000 for the first quarter of 2002. This reflects strong growth in funding sources, both retail deposits and borrowed funds, and earning assets, both loans and investment securities, during 2001and the first quarter of 2002. The strong growth in deposits experienced during the fourth quarter of 2001 continued into the first quarter of 2002. Average deposits increased $65,734,000 or 22.6 percent and average borrowed funds increased $7,840,000 or 13.2 percent when comparing the first quarters of 2002 and 2001. During this same period average loans increased $22,296,000 or 12.1 percent and average investment securities increased $42,753,000 or 24.8 percent. Partially offsetting the impact of the growth on net interest income was a decline in the net interest margin, which decreased from 3.87 percent for the first quarter of 2001 to 3.71 percent for the first quarter of 2002. The yields on earning assets, loans and investments, declined to a greater degree than the rates paid on interest-bearing liabilities. Much of the growth in deposits has been in higher-cost time deposits.

Form 10Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS (Continued)

Non-interest income increased from $682,000 for the first quarter of 2001 to $734,000 for the first quarter of 2002. Included in the results for 2002 were gains on the sale of loans of $141,000 and net losses from the sale and impairment of equity securities of $64,000. This compares to gains on the sale of loans and investments of $26,000 and $61,000 during the first quarter of 2001. Excluding the gains and losses from loan and investment securities during both periods, non-interest income increased by $62,000 or 10.4 percent. An increase in income from Bank-owned life insurance and debit card income accounts for most of the increase in non-interest income. Non-interest expense increased from $2,643,000 for the first quarter of 2001 to $2,794,000 for the first quarter of 2002. An increase in personnel expense accounts for $81,000 of the increase in non-interest expense.

Return on average assets was 1.12 percent and 1.04 percent while the return on average equity was 15.04 percent and 12.54 percent for the quarters ended March 31, 2002 and 2001, respectively.

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

Net interest income increased 14.8 percent to $3,625,000 for the quarter ended March 31, 2002 as compared to $3,158,000 for the quarter ended March 31, 2001. On a tax-equivalent basis, which allows for the comparison of tax-exempt loans and investments to taxable loans and investments, net interest income increased by 14.7 percent from $3,457,000 for the three months ended March 31, 2001 to $3,964,000 for the same period ended March 31, 2002. As mentioned previously, the growth in net interest income is a result of the tremendous growth in deposits and borrowed funds. Average deposits increased $65,734,000 or 22.6 percent and average borrowed funds increased $7,840,000 or 13.2 percent when comparing the first quarters of 2002 and 2001. Deposit growth was aided by the continued volatility and decline of the stock market, as funds flowed out of stocks and mutual funds and flowed into deposits, particularly short-term time deposits. The tragic events of September 11 may have also played a part as approximately 61% of the deposit growth between March 31, 2001 and March 31, 2002 has occurred in the fourth quarter of 2001 and the first quarter of 2002. These deposits and borrowings were used to fund the $22,296,000 or 12.1 percent increase in average loans and the $42,753,000 or 24.8 percent increase in investment securities.

Some of the growth in average earning assets was funded through a series of wholesale funding transactions. During the first quarter of 2001, QNB borrowed $25,000,000 from the Federal Home Loan Bank (FHLB) at an average rate of 5.71 percent. These funds were reinvested in securities with an average yield of 7.07 percent, for an initial spread of 136 basis points. During the fourth quarter of 2001 and the first quarter of 2002, QNB borrowed an additional $5,000,000 in total from the FHLB. These funds reprice quarterly at three-month LIBOR plus 9 basis points. These funds were invested in securities that also reprice with three-month LIBOR plus 194 basis points for a spread of 185 basis points. These transactions have the impact of increasing net interest income, but lowering the net interest margin.

Form 10Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

During 2001, in response to a slowing economy and the events of September 11, the Federal Reserve Bank lowered the Federal funds target rate 11 times and 475 basis points to 1.75 percent, its lowest level in 40 years. Market interest rates as represented by the Treasury yield curve also fell sharply during this period. This had the impact of lowering the yield on earning assets and the rate paid on interest-bearing liabilities. The yield on earning assets on a tax-equivalent basis was 6.67 percent for the first quarter of 2002 versus 7.57 percent for the first quarter of 2001, while the rate paid on interest-bearing liabilities was 3.35 percent and 4.20 percent for the same periods. The yield on earning assets declining to a greater degree than the rate paid on interest-bearing liabilities resulted in a lower net interest margin. The net interest margin, on a tax-equivalent basis, declined 16 basis points to 3.71 percent for the three-month period ended March 31, 2002 compared with 3.87 percent for the same period in 2001.

The prime rate on loans also dropped 11 times during 2001 from 9.50 percent to 4.75 percent. The average prime rate when comparing the first quarter of 2001 to the first quarter of 2002 decreased 386 basis points, from 8.61 percent to 4.75 percent. The yield on loans decreased 96 basis points to 7.36 percent when comparing the first quarter of 2001 to the first quarter of 2002. While QNB was negatively impacted from the decline in prime rate, the overall yield on the loan portfolio did not decrease proportionately, since only a small percentage of the loan portfolio re-prices immediately with changes in the prime rate. A greater contributor to the decline in yield on the loan portfolio was the impact of the refinancing of residential mortgage and commercial loans into lower yielding loans. The yield on the loan portfolio may continue to decline in 2002 as fixed rate loans are refinanced at lower rates, adjustable rate loans re-price down as they reach their reset date and new loans are booked at the current lower rates.

When comparing the first quarter of 2002 to the first quarter of 2001, the yield on investment securities decreased to 6.29 percent from 6.83 percent. With the decline in interest rates cash flow from callable agency bonds, mortgage-backed securities and CMOs increased. These funds as well as new funds from deposit growth were reinvested in lower yielding securities. The yield on the investment portfolio may continue to decline during 2002, as higher yielding securities are replaced at lower rates.

While total interest income on a tax-equivalent basis increased $376,000 when comparing the first quarter of 2002 to the first quarter of 2001, total interest expense decreased $131,000. The rate paid on interest bearing deposits decreased from 3.96 percent to 3.06 for the quarters ended March 31, 2001 and 2002. Lower rates paid on interest-bearing demand accounts, money market accounts and savings accounts contributed to the $65,000, $176,000 and $41,000 decrease in interest expense for these products. The average rate paid on money market accounts declined 175 basis points when comparing the first quarter of 2002 yield of 1.67 percent to the first quarter of 2001 yield of 3.42 percent. Contributing to the decline in the yield on money market accounts was the decline in the rate paid on the Treasury Select Money Market Account. This product is a variable rate account indexed to the monthly average of the 91-day Treasury bill based on balances in the account. The sharp decline in the 91-day Treasury rate resulted in significantly lower rates on this product. In response to lower market rates of interest QNB lowered the rates paid on interest bearing transaction accounts and savings accounts. The average rate paid on interest bearing transaction accounts declined 64 basis to .55 percent while the average rate paid on savings accounts declined 58 basis points to 1.23 percent when comparing the first quarter of 2002 to the first quarter of 2001.

         Most of the growth in deposits has occurred in time deposits. For customers, time deposits, particularly those with maturities of one year or less, have provided relative value compared to rates on money market and savings accounts. One such deposit is the “Flex 12” certificate of deposit. This product has a twelve-month

Form 10Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

maturity, allows for one no-penalty withdrawal, enables the holder to add funds to the account, and pays a competitive interest rate. Average time deposits have increased $48,577,000 to $186,781,000 when comparing the first quarter of 2002 to the same period in 2001. Of this increase $29,431,000 has been in time deposits with balances of $100,000 or more. The average rate paid on time declined from 5.61 percent to 4.45 percent when comparing the two periods. Like fixed-rate loans, certificates of deposit reprice over time and therefore have less of an immediate impact on yield in either a rising or falling rate environment. The yield on time deposits should continue to decline in 2002 as these deposits mature and reprice at lower rates. However, the yield on non-maturity interest-bearing deposits which reprice immediately when their rates are changed will likely not decline as they have reached level where only minimal reduction in rates is possible.

The rate paid on short-term borrowings decreased from 4.23 percent to 2.05 percent. Most of these borrowings are indexed with the Federal funds rate. The average rate paid on the FHLB advances decreased from 5.63 percent during the first quarter of 2001 to 5.42 percent during the first quarter of 2002. Most of the advances from the FHLB have fixed rates.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents management’s determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level which represents management’s best estimate of the known and inherent losses in the loan portfolio. Actual loan losses, net of recoveries, serve to reduce the allowance.

The determination of an appropriate level of the allowance for loan losses is based upon an analysis of the risk inherent in QNB’s loan portfolio. Management uses various tools to assess the adequacy of the allowance for loan losses. One tool is a model recommended by the Office of the Comptroller of the Currency. This model considers a number of relevant factors including: historical loan loss experience, the assigned risk rating of the credit, current and projected credit worthiness of the borrower, current value of the underlying collateral, levels of and trends in delinquencies and non-accrual loans, trends in volume and terms of loans, concentrations of credit, and national and local economic trends and conditions. This model is supplemented with another analysis that also incorporates exceptions to QNB’s loan policy and QNB’s portfolio exposure to borrowers with large dollar concentration, defined as exceeding 50% of QNB’s legal lending limit. Other tools include ratio analysis and peer group analysis.

QNB’s management determined no provision for loan losses was necessary for either three-month period ended March 31, 2002 or 2001 as charged off loans, non-performing assets and delinquent loans remained at low levels relative to the allowance for loan losses. QNB had a net recovery of $31,000 during the first quarter of 2002 and a net charge-off of $15,000 during the first quarter of 2001.

Non-performing assets (non-accruing loans, loans past due 90 days or more, and other real estate owned) remained low amounting to .09 percent of total assets at March 31, 2002. This compares to .05 percent at March 31, 2001 and .13 percent at December 31, 2001. Non-accrual loans were $402,000 and $197,000 at March 31, 2002 and 2001. Non-accrual loans at December 31, 2001 were $280,000. QNB did not have any other real estate owned as of March 31, 2002, December 31, 2001 or March 31, 2001.

Form 10Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

PROVISION FOR LOAN LOSSES (Continued)

There were no restructured loans as of March 31, 2002, December 31, 2001 or March 31, 2001 as defined in Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for loan losses was $2,876,000 and $2,845,000 at March 31, 2002 and December 31, 2001, respectively. The ratio of the allowance to total loans was 1.41 percent at both period end dates. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

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

At March 31, 2002 and 2001, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $319,000 and $139,000, respectively, of which $319,000 and $100,000 related to loans with no valuation allowance. At March 31, 2002 and 2001 there were $0 and $39,000 in impaired loans that had a valuation allowance against the entire amount. Most of the loans identified as impaired are collateral-dependent.

QNB anticipates no provision for loan losses will be necessary in 2002 as long as credit quality remains high with non-performing assets, delinquent loans and charge-offs remaining low. These factors could be negatively impacted if the economy is slow to recover in 2002. Strong growth in the loan portfolio could also impact the need for a provision for loan losses in 2002.

Significant estimates are made by management in determining the allowance for loan losses. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of loan reviews, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral if collateral dependent, or the present value of future cash flows. Since the allowance for loan losses is dependent, to a great extent, on conditions that may be beyond QNB’s control, it is at least reasonably possible that management’s estimates of the allowance for loan losses and actual results could differ in the near them.

NON-INTEREST INCOME

QNB, through its core banking business, generates various fees and service charges. Total non-interest income is composed of service charges on deposit accounts, ATM and debit card income, income on bank owned life insurance, mortgage servicing fees, gains or losses on the sale of investment securities, gains on the sale of residential mortgage loans and student loans, and other miscellaneous fee income. QNB reviews all service charges and fee schedules related to its products and services on an annual basis. QNB has not materially changed these fee schedules during 2001 or 2002. In December 2001, QNB implemented “Free Checking” for personal non-interest bearing checking accounts and “No-Bounce”, an overdraft protection service that will pay overdrafts up to a predetermined level on all eligible checking accounts.

Form 10Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

Total non-interest income increased $52,000 or 7.6 percent to $734,000 for the quarter ended March 31, 2002 when compared to March 31, 2001. Excluding gains and losses on the sale of investment securities and loans during both periods, non-interest income increased approximately $62,000 or 10.4 percent.

Fees for services to customers, the largest component of total non-interest income, is primarily comprised of service charges on deposit accounts. These fees increased 2.6 percent, to $358,000 from $349,000, when comparing the two quarters. A $17,000 increase in service charges on business checking accounts and a $13,000 increase in overdraft fee income offset the $10,000 in fee income lost as a result of the implementation of “Free Checking”. The introduction of “Free Checking” for personal non-interest bearing checking accounts will result in a reduction of service charge income in 2002. These fees amounted to $70,000 in 2001. Management believes that the loss of this income will be offset by the benefit of an increase in low costing deposit balances and an increase in fees as a result of “No-Bounce”.

ATM and debit card income is primarily comprised of interchange income on debit cards and ATM surcharge income for the use of QNB ATM machines by non-QNB customers. ATM and debit card income was $109,000 for the first quarter of 2002, an increase of $11,000 or 11.2 percent from the amount recorded during the first quarter of 2001. Debit card income increased $14,000 or 21.8 percent to $76,000 during the first quarter of 2002. The increase in debit card income is a result of increased acceptance by consumers as a means of paying for goods and services. ATM transaction surcharge income increased $4,000 or 14.8 percent when comparing the first quarter of 2002 to the first quarter of 2001. This charge was increased during the second quarter of 2001 from $1.00 per transaction to $1.50 per transaction.

Partially offsetting the higher debit card and ATM surcharge income during the first quarter of 2002 was a reduction in ATM interchange income and the income derived from the annual card fee. ATM interchange income represents the net fees paid to QNB by other financial institutions for non-QNB customers using QNB machines and fees charged to QNB by other financial institutions for use of their machines by QNB customers. ATM interchange income declined by $3,000 in the first quarter of 2002. The decline in interchange income is a direct result of the implementation of the ATM surcharge in 2000. Non-QNB customers are performing fewer transactions at QNB machines. Annual card fee income declined from $11,000 in the first quarter of 2001 to $8,000 in the first quarter of 2002. This decline is a result of the simplification of deposit products resulting in this fee being eliminated for many customers.

Income on cash surrender value of insurance represents the earnings on life insurance policies in which the Bank is the beneficiary. The earnings on these policies increased from $29,000 during the first quarter of 2001 to $79,000 during the first quarter of 2002. This increase is primarily the result of the purchase of an additional $3,000,000 of insurance during the fourth quarter of 2001. An increase in the earnings rate on another policy also contributed to the increase in income.

To date, when QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. Mortgage servicing fees for the quarter ended March 31, 2002 were $15,000 which represents a $12,000 decline from the same period in 2001. The decrease in mortgage servicing fees for the quarter is primarily a result of an increase in the amortization of the mortgage servicing asset. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over a period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. During the first quarter of 2002, QNB amortized approximately $19,000 of the

Form 10Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

mortgage servicing asset compared to $11,000 during the first quarter of 2001. The lower interest rate environment of 2001 and 2002 has resulted in a significant amount of mortgage refinancing activity. The average balance of mortgages serviced for others was $65,891,000 for the first quarter of 2002 compared to $60,126,000 for the first quarter of 2001, an increase of 9.6 percent. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

QNB recorded a net loss of $64,000 on the sale of investment securities during the first quarter of 2002. Included in this amount was a loss of $82,000 related to the write-down of marketable equity securities which declined in market value below cost and was deemed to be other than temporary. Gains on the sale of investment securities were $61,000 for the first quarter of 2001. This gain was a result of sales of marketable equity securities. There were no sales of debt securities during the first quarter of 2002 or 2001.

QNB recorded a gain of $141,000 on the sale of loans during the first quarter of 2002. This compares to a $26,000 gain for the same period in 2001. The sale of residential mortgages and the sale of student loans account for $124,000 and $17,000 of the gains, respectively in 2002. For the same period in 2001 the sale of residential mortgage loans accounted for $22,000 of the gain while the sale of student loans represented $4,000 of the gain. QNB sold approximately $886,000 and $275,000 in student loans during the first quarters of 2002 and 2001, respectively.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. As mentioned previously the dramatic decline in interest rates during 2001 and particularly during the fourth quarter of 2001 led to record mortgage refinancing activity. This activity remained strong during the first quarter of 2002 despite an increase in interest rates. QNB originated $6,811,000 and $1,660,000 in mortgages held for sale during the first quarter of 2002 and 2001. Proceeds from the sale of residential mortgages were approximately $7,637,000 and $738,000 during the first quarter of 2002 and 2001. As of March 31, 2002 QNB had approximately $187,000 in mortgage loans classified as held for sale. These loans are accounted for at lower of cost or market.

NON-INTEREST EXPENSE

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services and various other operating expenses. Total non-interest expense of $2,794,000 for the quarter ended March 31, 2002 represents an increase of $151,000 or 5.7 percent from levels reported in the first quarter of 2001.

Salaries and benefits, the largest component of non-interest expense, increased $81,000 or 5.5 percent to $1,552,000 for the quarter ended March 31, 2002 compared to the same quarter in 2001. Salary expense increased $74,000 or 6.3 percent during the period to $1,239,000 while benefits expense increased $7,000 or 2.3 percent to $313,000. The increase is related to merit increases, incentive compensation and the increase in the number of employees. The increase in benefits expense is a result of an increase in dental and workers compensation insurance premiums and an increase in retirement plan expense. These increases were offset by a decline in medical insurance premiums resulting from employees either opting out of coverage or switching to lower cost coverage.

Form 10Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (Continued)

Net occupancy expense decreased $12,000 or 5.5 percent to $206,000 when comparing the three-month periods ended March 31, 2002 and 2001, respectively. Utility costs decreased $16,000 or 36.1 percent as a result of the mild winter experienced during 2002 and the decline in energy costs. Building repairs and maintenance costs declined $7,000 when comparing the two quarters. A reduction in snow removal costs contributed to this decrease. Partially offsetting these positive variances was a $9,000 increase in branch rent expense. This increase can be attributed to an increase in the monthly rent at one location and the opening of the Souderton branch in January 2001.

Furniture and equipment expense decreased $6,000 or 2.6 percent to $228,000 when comparing the first quarter of 2002 to the first quarter of 2001. Depreciation expense decreased $11,000 during the first quarter of 2002. Partially offsetting this decrease was an increase in equipment maintenance costs and disaster recovery planning costs.

Marketing expense increased $11,000 to $144,000 for the quarter ended March 31, 2002. A $34,000 increase in donation expense was partially offset by reductions in public relation, sales promotion and advertising costs. The higher costs in the first quarter of 2001 pertain to the opening of the new branch in Souderton and the opening of the Trust and Investment Management area. The timing of the purchase of some promotional items and services also contributed to the decrease in marketing expense during the first quarter of 2002. Some of these items will be expensed during the second quarter of 2002.

Third party services are comprised of professional services including legal, accounting and auditing and consulting services as well as fees paid to outside vendors for support services of day to day operations. These include Trust services, retail non-deposit services, correspondent banking services, investment security safekeeping and supply management services, to name a few. Third party services expense was $134,000 in the first quarter of 2002 compared to $101,000 for the first quarter of 2001. Third party costs related to the operation of the trust department increased $6,000 when comparing the two quarters. Consultant expense increased $13,000 when comparing the two quarters. This increase is primarily the result of the development of a bank-wide sales initiative that is focused on sales training. In conjunction with this program is a service initiative that will work to enhance the exceptional personal service that our customers deserve. Increased expenses related to correspondent banking activity and security safekeeping also contributed to the increase in third party service expense.

Total other expense for the three months ended March 31, 2002 was $304,000, an increase of $28,000 or 10.1 percent over the same period in 2001. The major categories that comprise other expense are regulatory costs, insurance costs, membership fees, courier expense, ATM and debit card expense and directors fees. A $9,000 increase in charged-off checking accounts, a $5,000 increase in the Comptroller of the Currency assessment and an $8,000 increase in ATM and debit card expenses contributed to the increase in other non-interest expense. An $11,000 increase in membership fees, customer entertainment and seminar expense also contributed to the increase in other non-interest expense.

Form 10Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

INCOME TAXES

Applicable income taxes and effective tax rates were $290,000 or 18.5 percent for the three-month period ended March 31, 2002, and $209,000 or 17.5 percent for the same period in 2001. The slight increase in the effective tax rate when comparing 2002 to 2001 is a result of pre-tax income increasing at a rate faster than tax-exempt income.

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 2002 QNB’s net deferred tax asset was $625,000. The primary components of deferred taxes are a deferred tax asset of $737,000 relating to the allowance for loan losses and a deferred tax liability of $152,000 resulting from the SFAS No.115 adjustment for available-for-sale investment securities. As of March 31, 2001 QNB’s net deferred tax asset was $257,000. A deferred tax asset of $756,000 related to the allowance for loan losses was partially offset by a deferred tax liability of $573,000 resulting from the SFAS No. 115 adjustment for available-for-sale investment securities.

BALANCE SHEET ANALYSIS

The Balance Sheet Analysis reviews average balance sheet data for the three months ended March 31, 2002 and 2001, as well as the period ended balances as of March 31, 2002 and December 31, 2001.

Average earning assets for the three-month period ended March 31, 2002 increased $71,330,000 or 19.7 percent to $433,617,000 from $362,287,000 for the quarter ended March 31, 2001. Average investments increased $42,753,000 while average loans and Federal funds sold increased $22,296,000 and $6,398,000, respectively. The large increase in the investment portfolio is the result of the strong growth in deposits as well as the additional borrowings from the FHLB. These advances were used to fund specific investment strategies. The additional advances from the FHLB averaged $11,133,000 more for the first quarter of 2002 compared to the first quarter of 2001.

The 12.1 percent increase in average loans is a result of the development of a business development and calling program encompassing lending personnel, branch personnel and executive management. The focus of this program is to both develop new lending and deposit relationships as well as strengthen existing relationships. The addition of the new branch location and geographic market was also key to the growth in loans. Average commercial loans increased $15,186,000 while average residential mortgage loans and consumer loans increased $3,666,000 and $3,580,000 when comparing the first quarter of 2002 to the first quarter of 2001. The increase in residential mortgage loans is a result of the increase in the amount of variable rate loans, primarily loans that are fixed rate for the first seven years than adjust annually thereafter. The increase in consumer loans is the result of aggressive fixed rate home equity loan promotions and pricing.

In addition to borrowing from the Federal Home Loan Bank, the growth in average earning assets was funded by increases in non-interest-bearing and interest-bearing deposit accounts. Average non-interest bearing demand accounts increased $8,522,000 or 27.3 percent, while interest-bearing deposit accounts increased $57,212,000. The growth in average interest-bearing deposit accounts is primarily centered in time deposits which increased $48,577,000. Included in that amount is an increase in average time deposits over $100,000 of $29,431,000. For customers, time deposits, particularly those with maturities of one year or less, have provided relative value compared to rates on money market and savings accounts. One such deposit is the “Flex 12” certificate of deposit. This product has a twelve-month maturity, allows for one no-penalty withdrawal, enables the holder to add funds to the account, and pays a competitive interest rate. Average

Form 10Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

BALANCE SHEET ANALYSIS (Continued)

interest bearing transaction accounts increased $7,656,000 and average savings accounts increased $3,294,000 when comparing the first quarter of 2002 to the first quarter of 2001.

Total assets at March 31, 2002 were $441,595,000, compared with $416,055,000 at December 31, 2001, an increase of 6.1 percent for the quarter. This growth was primarily funded by a $20,055,000 increase in total deposits. Total deposits increased from $344,731,000 at December 31, 2001 to $364,786,000 at March 31, 2002. A $14,637,000 increase in time deposits is the primary reason for the increase in total deposits. Time deposits over $100,000 increased $9,115,000 during the quarter.

The increase in assets from December 31, 2001 to March 31, 2002 is primarily centered in investment securities and Federal funds sold which increased $18,778,000 and $8,477,000, respectively. The increase in Federal Funds sold is a result of the desire to stay liquid in light of the increase in short-term time deposit balances.

At March 31, 2002 the fair value of investment securities available-for-sale was $184,980,000 or $445,000 above the amortized cost of $184,535,000. This compares to a fair value of $168,102,000 or $1,666,000 above the amortized cost of $166,436,000 at December 31, 2001. An unrealized holding gain, net of taxes, of $293,000 and $1,099,000 was recorded as an increase to shareholders’ equity at March 31, 2002 and December 31, 2001, respectively. Rising interest rates during the first quarter of 2002 resulted in the decline in the unrealized gain in the portfolio as of March 31, 2002. The growth in the portfolio is primarily a result of the growth in deposits exceeding the growth in loans. Despite the growth in the portfolio, the composition of the portfolio has not changed significantly since December 31, 2001.

The available-for-sale portfolio had a weighted average maturity of approximately 6 years and 1 month at March 31, 2002 and 5 years, 5 months at December 31, 2001. The weighted average tax-equivalent yield was 6.20 percent and 6.29 percent at March 31, 2002 and December 31, 2001. The weighted average maturity is based on the stated contractual maturity of all securities except for mortgage-backed securities and CMOs, which are based on estimated average life. The maturity of the portfolio may be shorter because of call features in many debt securities and because of prepayments on mortgage-backed securities and CMOs. The interest rate sensitivity analysis reflects the repricing term of the securities portfolio based upon estimated call dates and anticipated cash flows assuming management’s most likely interest rate environment. The expected repricing term of the available-for-sale portfolio was 4 years, 3 months at March 31, 2002 and 4 years at December 31, 2001, based on these assumptions.

Investment securities held-to-maturity are reported at amortized cost. As of March 31, 2002 and December 31, 2001, QNB had securities classified as held-to-maturity with an amortized cost of $44,698,000 and $42,798,000 and a market value of $44,951,000 and $43,048,000, respectively. The held-to-maturity portfolio had an expected repricing term of approximately 3 years, 8 months and 3 years, 1 month at March 31, 2002 and December 31, 2001. The weighted average tax-equivalent yield was 6.27 percent and 6.28 percent at March 31, 2002 and December 31, 2001. The increase in the repricing term is a result of the purchase of 15-year tax-exempt municipal securities during the first quarter of 2002.

Form 10Q

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

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale were $213,955,000 and $194,105,000 at March 31, 2002 and December 31, 2001. These sources were adequate to meet seasonal deposit withdrawals during the first quarter of 2002 and should be adequate to meet normal fluctuations in loan demand and or deposit withdrawals. QNB has been able to fund the growth in earning assets during the first quarter of 2002 through increased deposits, short-term borrowings and advances from the FHLB. QNB did not use its Federal funds line, overnight borrowings from the FHLB or the Federal Reserve Bank discount window to fund loan growth or deposit withdrawals during the first quarter of 2002. Approximately $49,064,000 and $47,997,000 of available-for-sale securities at March 31, 2002 and December 31, 2001 were pledged as collateral for repurchase agreements and deposits of public funds as required by law. In addition, under terms of its agreement with the Federal Home Loan Bank, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and Agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the Federal Home Loan Bank.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. QNB’s cash and cash equivalents decreased $4,395,000 to $13,825,000 at March 31, 2002. This compares to a $2,383,000 decrease during the first three months of 2001. After adjusting net income for non-cash transactions, operating activities provided $3,677,000 in cash flow in the first three months of 2002, compared to using $411,000 in the same period of 2001. An increase in net income, proceeds for the sale of residential mortgages and student loans in excess of the origination of residential mortgage loans held-for-sale as well as an increase in other liabilities account for the cash provide by operation activities during the first quarter of 2002. An increase in residential mortgage loan activity as well as the reduction in accrued liabilities and payables during the first three months of 2001 account for the net use of funds.

Net cash used by investing activities was $32,279,000 during the first three months of 2002. The purchase of investment securities exceeded the maturity, call and sales of securities by $20,116,000 during the first quarter of 2002. Most of the activity relates to the deployment of the deposit growth experienced during the first quarter of 2002. Net increases in Federal funds sold and loans of $5,955,000 and $3,567,000 was also a use of cash during the first quarter of 2002. Net cash used by investing activities was $37,259,000 during the first quarter of 2001. The purchase of investment securities exceeded the maturity, call and sale of securities by $26,272,000 during the first quarter of 2001. This increase relates primarily to the $25,000,000 in purchases as part of the leverage transaction. A $10,270,000 increase in Federal funds sold was also a use of cash during the first quarter of 2001.

Form 10Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY (Continued):

Net cash provided by financing activities was $24,207,000 during the first quarter of 2002 and $35,287,000 during the first quarter of 2001. A $19,882,000 increase in interest-bearing deposits, including a $14,637,000 increase in time deposits was the main source of funding during the first quarter of 2002. A $2,582,000 increase in short-term borrowings as well as an additional $2,000,000 advance from the FHLB also provided funding during the first quarter of 2002. The $25,000,000 in advances from the Federal Home Loan Bank as well as a $6,067,000 increase in short-term borrowings and a $4,860,000 increase in time deposits account for the large increase in cash provided by financing activities in 2001.

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB’s shareholders’ equity at March 31, 2002 was $35,258,000 or 7.39 percent of total assets compared to shareholders’ equity of $35,219,000 or 7.80 percent at December 31, 2001. Shareholders’ equity at March 31, 2002 includes a positive adjustment of $293,000 related to unrealized holding gains, net of taxes, on investment securities available-for-sale, while shareholders’ equity at December 31, 2001 includes a positive adjustment of $1,099,000. Without these adjustments shareholders’ equity to total assets would have been 7.33 percent and 7.56 percent at March 31,2002 and December 31, 2001. The decline in the capital to asset ratio is a result of the significant growth in deposits and the resultant growth in assets during the first quarter of 2002.

On March 30, 2000, the Board of Directors of QNB Corp. approved a plan to repurchase up to 4.99 percent or 79,180 shares of QNB Corp’s outstanding common stock in open market and privately negotiated transactions. As of March 31, 2002 and December 31, 2001, 53,343 shares had been repurchased at an average cost of $28.01. These shares are recorded as Treasury stock at cost and reduce total shareholder’s equity. During the second quarter of 2001 the Board of Directors declared a 5 percent stock dividend which was paid on June 29, 2001. Per share information has been adjusted to reflect the impact of the stock dividend.

Shareholders’ equity averaged $34,372,000 for the first three months of 2002 and $32,756,000 during all of 2001, an increase of 4.9 percent. The ratio of average total equity to average total assets declined to 7.44 percent for 2002, compared to 7.93 percent for 2001. The decrease in the equity to asset ratio is a function of the tremendous growth in average assets during the last quarter of 2001 and the first quarter of 2002. The stock repurchase plan mentioned above also contributed to the decline in the ratio.

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

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based and 4.00 percent for leverage. Under the requirements, QNB has a Tier I capital ratio of 12.15 percent and 12.37

Form 10Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

CAPITAL ADEQUACY (Continued):

percent, a total risk-based ratio of 13.17 percent and 13.42 percent and a leverage ratio of 7.51 percent and 7.78 percent at March 31, 2002 and December 31, 2001, respectively. The decline in the capital ratios reflects the growth in assets since December. The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from “well capitalized” to “critically undercapitalized.” At March 31, 2002 and December 31, 2001 QNB met the “well capitalized” criteria which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively and a Tier I leverage ratio of 5.00 percent.

INTEREST RATE SENSITIVITY

Since the assets and liabilities of QNB have diverse repricing characteristics that influence net interest income, management analyzes interest sensitivity through the use of gap analysis and simulation models. Interest rate sensitivity management seeks to minimize the effect of interest rate changes on net interest margins and interest rate spreads and to provide growth in net interest income through periods of changing interest rates. The Asset/Liability Management Committee (ALCO) is responsible for managing interest rate risk and for evaluating the impact of changing interest rate conditions on net interest income.

Gap analysis measures the difference between volumes of rate-sensitive assets and liabilities and quantifies these repricing differences for various time intervals. Static gap analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income since changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously. Interest rate sensitivity analysis also involves assumptions on certain categories of assets and deposits. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities, CMOs and amortizing loans are scheduled based on their anticipated cash flow. Savings accounts, including passbook, statement savings, money market, and interest-bearing demand accounts, do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. This may impact QNB’s margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. The Treasury Select Indexed Money Market account reprices monthly based on a percentage of the average of the 91-day Treasury bill.

A positive gap results when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities. A negative gap results when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets.

         QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At March 31, 2002, interest-earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $166,991,000. Interest-sensitive liabilities scheduled to mature or reprice within one year were $210,771,000. The one year cumulative gap, which reflects QNB’s interest sensitivity over a period of time, was a negative $43,780,000 at March 31, 2002. The cumulative one-year gap equals 9.62 percent of total rate sensitive assets. This negative or liability sensitive gap will generally benefit QNB in a falling interest rate environment, while rising interest rates could negatively impact QNB. The negative gap position is partially a result of the large increase in time deposits with a maturity of one year or less. As of March 31, 2002

Form 10Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

INTEREST RATE SENSITIVITY (Continued):

$158,776,000 or 82.9 percent of time deposits mature or reprice within the next twelve months. This compares to $143,705,000 or 81.3 percent at December 31, 2001.

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

Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies. Based on the simulation model, net interest income for the next twelve months is expected to increase compared to the prior twelve months. The projected increase in net interest income is principally a result of an increase in earning assets. The net interest margin in the base case is anticipated to be slightly blow 2001 levels.

If interest rates are 100 basis points higher than management’s most likely interest rate environment, the simulation model projects net interest income for the next twelve months to be slightly higher than the most likely scenario. If interest rates are 100 basis points lower than management’s most likely interest rate environment, the model projects net interest income for the next twelve months to be lower than the most likely scenario. These results are contrary to the results indicated by the gap analysis and show some of the inherent weaknesses of gap analysis. For example, gap analysis does not take into consideration interest rate floors on deposit accounts or optionality found in the investment portfolio.

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

In the event QNB should experience a mismatch in its desired gap ranges or an excessive decline in its net interest income subsequent to an immediate and sustained change in interest rates, it has a number of options that it could utilize to remedy such a mismatch. QNB could restructure its investment portfolio through the sale or purchase of securities with more favorable repricing attributes. It could also emphasize loan products with appropriate maturities or repricing attributes, or it could attract deposits or obtain borrowings with desired maturities.

The nature of QNB’s current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At March 31, 2002, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

Form 10Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

INTEREST RATE SENSITIVITY (Continued):

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

Change in Interest Rates	Net Interest Income	Dollar Change	Percent Change

+300 Basis Points	$15,272	—	—

+200 Basis Points	15,408	$136	.89%

+100 Basis Points	15,469	197	1.29

FLAT RATE	15,272	—	—

-100 Basis Points	14,766	(506)	(3.31)

-200 Basis Points	13,938	(1,334)	(8.73)

-300 Basis Points	13,547	(1,725)	(11.30)

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

Form 10Q

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

MARCH 31, 2002

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Submission of Matters to Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

The following Exhibits are included in this Report:

Exhibit 3(i)	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrants Form 10-Q filed with the Commission on August 13, 1998.)

Exhibit 3(ii)	Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrants Form 10-Q filed with the Commission on August 13, 1998.)

Exhibit 10.1	Employment Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.1 of Registrants Form 10-K filed with the Commission on March 31, 1999 and amended on April 3,2002 on Form 8-K filed with the Commission on April 11, 2002.)

Exhibit 10.2	Salary Continuation Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.2 of Registrants Form 10-K filed with the Commission on March 31, 1999.)

Form 10Q

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

MARCH 31, 2002

Item 6. Exhibits and Reports on Form 8-K (Continued)

Exhibit 10.3	QNB Corp. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-91201 on Form S-8, filed with the Commission on November 18, 1999.)

Exhibit 10.4	QNB Corp. 1988 Stock Incentive Plan. (Incorporated by reference to Exhibit 4A to Registration Statement No. 333-16627 on Form S-8, filed with the Commission on November 22, 1996.)

Exhibit 10.5	QNB Corp. Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4B to Registration Statement No. 333-16627 on Form S-8, filed with the Commission on November 22, 1996.)

Exhibit 10.6	The Quakertown National Bank Profit Sharing and Section 401(k) Salary Deferral Plan. (Incorporated by reference to Exhibit 4C to Registration Statement No. 333-16627 on Form S-8, filed with the Commission on November 22, 1996.)

Exhibit 10.7	Change of Control Agreement between Registrant and Robert C. Werner (Incorporated by reference to Exhibit 10.7 of Registrants Form 10-Q filed with the Commission on November 13, 2000.)

Exhibit 10.8	Change of Control Agreement between Registrant and Bret H. Krevolin (Incorporated by reference to Exhibit 10.8 of Registrants Form 10-Q filed with the Commission on November 13, 2000.)

Exhibit 10.9	QNB Corp. 2001 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-67588 on Form S-8, filed with the Commission on August 15, 2001.)

Exhibit 11	Statement Re: Computation of Earnings Per Share. (Included in Part I, Item I, hereof.)

(b) Reports on Form 8-K

Filed April 11, 2002, Amendment dated April 3, 2002 to Mr. Bisko’s Employment Agreement dated September 2, 1986. April 3, 2002.

Form 10Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QNB Corp.

Date: May 10, 2002	By: ___________________________________________________
Thomas J. Bisko President/CEO

Date: May 10, 2002	By: ___________________________________________________
Robert C. Werner Vice President

Date: May 10, 2002	By: ___________________________________________________
Bret H. Krevolin Chief Accounting Officer

Form 10Q