Form 10-Q
period 2002-06-30
QNB CORP
filed 2002-08-14
CIK 750558

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 2002

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

         Indicate by check /s/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                    Outstanding at August 9, 2002
Common Stock, par value $1.25                              1,539,639

                            QNB CORP. AND SUBSIDIARY

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2002


                                      INDEX


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                                           PAGE
        Consolidated Statements of Income for Three and
           Six Months Ended June 30, 2002 and 2001 .............................     1

        Consolidated Balance Sheets at June 30, 2002
           and December 31, 2001 ...............................................     2

        Consolidated Statements of Cash Flows for Six
           Months Ended June 30, 2002 and 2001 .................................     3

        Notes to Consolidated Financial Statements .............................     4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION ...................................     7

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
          MARKET RISK ..........................................................    26


                                    PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ......................................................    27

ITEM 2. CHANGES IN SECURITIES ..................................................    27

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ........................................    27

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS.................    27

ITEM 5.  OTHER INFORMATION .....................................................    28

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ......................................    28

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

                                                                        (in thousands, except share data)
                                                                                    (unaudited)
                                                                       THREE MONTHS               SIX MONTHS
                                                                       ENDED JUNE 30,            ENDED JUNE 30,
                                                                    2002          2001         2002          2001
                                                                  --------      --------     --------      --------
INTEREST INCOME
Interest and fees on loans ..................................     $  3,755      $  3,761     $  7,440      $  7,478
Interest and dividends on investment securities:
     Taxable ................................................        2,691         2,438        5,298         4,725
     Tax-exempt .............................................          495           411          950           792
Interest on Federal funds sold ..............................           31           113           79           182
Interest on interest-bearing balances .......................            2             4            3            10
                                                                  --------      --------     --------      --------
          Total interest income .............................        6,974         6,727       13,770        13,187
                                                                  --------      --------     --------      --------
INTEREST EXPENSE
Interest on deposits
     Interest-bearing demand accounts .......................           83           123          157           262
     Money market accounts ..................................          141           287          290           612
     Savings ................................................          128           152          246           311
     Time ...................................................        1,510         1,701        3,102         3,337
     Time over $100,000 .....................................          444           321          900           598
Interest on short-term borrowings ...........................           68           155          140           338
Interest on Federal Home Loan Bank advances .................          728           701        1,438         1,284
                                                                  --------      --------     --------      --------
          Total interest expense ............................        3,102         3,440        6,273         6,742
                                                                  --------      --------     --------      --------
          Net interest income ...............................        3,872         3,287        7,497         6,445
Provision for loan losses ...................................           --            --           --            --
                                                                  --------      --------     --------      --------
          Net interest income after provision for loan losses        3,872         3,287        7,497         6,445
                                                                  --------      --------     --------      --------
NON-INTEREST INCOME
Fees for services to customers ..............................          381           360          739           709
ATM and debit card income ...................................          128           120          237           218
Income on cash surrender value of insurance .................           79            36          158            65
Mortgage servicing fees .....................................           21            27           36            54
Net (loss) gain on investment securities available-for-sale .          (95)          179         (159)          240
Net gain on sale of loans ...................................           81            90          222           116
Other operating income ......................................          114            94          210           186
                                                                  --------      --------     --------      --------
          Total non-interest income .........................          709           906        1,443         1,588
                                                                  --------      --------     --------      --------
NON-INTEREST EXPENSE
Salaries and employee benefits ..............................        1,621         1,462        3,173         2,933
Net occupancy expense .......................................          200           199          406           417
Furniture and equipment expense .............................          251           257          479           491
Marketing expense ...........................................          117           108          261           241
Third party services ........................................          145           118          279           219
Telephone, postage and supplies expense .....................          135           128          268           266
State taxes .................................................           81            92          174           164
Other expense ...............................................          336           320          640           596
                                                                  --------      --------     --------      --------
          Total non-interest expense ........................        2,886         2,684        5,680         5,327
     Income before income taxes .............................        1,695         1,509        3,260         2,706
Provision for income taxes ..................................          341           325          631           534
                                                                  --------      --------     --------      --------
     NET INCOME .............................................     $  1,354      $  1,184     $  2,629      $  2,172
                                                                  ========      ========     ========      ========
     NET INCOME PER SHARE - BASIC ...........................     $    .88      $    .77     $   1.71      $   1.40
                                                                  ========      ========     ========      ========
     NET INCOME PER SHARE - DILUTED .........................     $    .87      $    .76     $   1.70      $   1.40
                                                                  ========      ========     ========      ========
     CASH DIVIDENDS PER SHARE ...............................     $    .30      $    .27     $    .60      $    .54
                                                                  ========      ========     ========      ========

         The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

                                                                                          (in thousands)
                                                                                           (unaudited)
                                                                                      JUNE 30,     DECEMBER 31,
                                                                                       2002           2001
                                                                                     ---------      ---------
ASSETS
Cash and due from banks ........................................................     $  16,124      $  18,220
Federal funds sold .............................................................         5,788          5,661
Investment securities
     Available-for-sale ........................................................       191,234        168,102
     Held-to-maturity (market value $41,602 and $43,048) .......................        40,833         42,798
Total loans, net of unearned income of $247 and $270 ...........................       209,466        202,211
Allowance for loan losses ......................................................        (2,879)        (2,845)
                                                                                     ---------      ---------
          Net loans ............................................................       206,587        199,366
Cash surrender value of insurance ..............................................         7,162          6,998
Premises and equipment, net ....................................................         5,563          5,614
Accrued interest receivable ....................................................         2,853          2,497
Other assets ...................................................................         3,054          2,018
                                                                                     ---------      ---------
Total assets ...................................................................     $ 479,198      $ 451,274
                                                                                     =========      =========

LIABILITIES
Deposits
     Demand, non-interest-bearing ..............................................     $  45,173      $  40,078
     Interest-bearing demand accounts ..........................................        58,313         55,083
     Money market accounts .....................................................        35,951         35,599
     Savings ...................................................................        43,031         37,160
     Time ......................................................................       141,126        134,967
     Time over $100,000 ........................................................        45,677         41,844
--------------------------------------------------------------------------------     ---------      ---------

          Total deposits .......................................................       369,271        344,731
Short-term borrowings ..........................................................        12,383         13,451
Federal Home Loan Bank advances ................................................        55,000         53,000
Accrued interest payable .......................................................         1,876          2,143
Other liabilities ..............................................................         2,064          2,730
                                                                                     ---------      ---------
Total liabilities ..............................................................       440,594        416,055
                                                                                     =========      =========

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, par value $1.25 per share;
     authorized 5,000,000 shares;1,592,982 and 1,589,702 issued;
     1,539,639 and 1,536,359 shares outstanding ................................         1,991          1,987
Surplus ........................................................................         8,736          8,681
Retained earnings ..............................................................        26,652         24,946
Accumulated other comprehensive gain ...........................................         2,719          1,099
Treasury stock, at cost: 53,343 shares at June 30, 2002 and December 31, 2001 ..        (1,494)        (1,494)
                                                                                     ---------      ---------
Total shareholders' equity .....................................................        38,604         35,219
                                                                                     ---------      ---------
Total liabilities and shareholders' equity .....................................     $ 479,198      $ 451,274
                                                                                     =========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    (in thousands)
                                                                                                     (unaudited)
SIX MONTHS ENDED JUNE 30,                                                                         2002          2001
                                                                                                --------      --------
OPERATING ACTIVITIES
     Net income ...........................................................................     $  2,629      $  2,172
     Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation and amortization ........................................................          371           394
     Securities losses (gains) ............................................................          159          (240)
     Net gain on sale of loans ............................................................         (222)         (116)
     Proceeds from sales of residential mortgages .........................................       10,230         4,103
     Originations of residential mortgages held-for-sale ..................................       (9,734)       (4,687)
     Proceeds from sales of student loans .................................................        1,703         2,350
     Income on cash surrender value of insurance ..........................................         (158)          (65)
     Deferred income tax provision ........................................................           18            54
     Change in income taxes payable .......................................................           94           202
     Net increase in interest receivable ..................................................         (356)         (394)
     Net amortization of premiums and discounts ...........................................          218             7
     Net (decrease) increase in interest payable ..........................................         (267)          353
     (Increase) decrease in other assets ..................................................       (1,125)            9
     Decrease in other liabilities ........................................................       (1,594)         (675)
                                                                                                --------      --------
     Net cash provided by operating activities ............................................        1,966         3,467
                                                                                                --------      --------
INVESTING ACTIVITIES
     Proceeds from maturities and calls of investment securities
     available-for-sale ...................................................................       30,177        30,127
     held-to-maturity .....................................................................        7,848         5,586
     Proceeds from sales of investment securities
     available-for-sale ...................................................................        1,684         1,160
     Purchase of investment securities
     available-for-sale ...................................................................      (52,779)      (63,894)
     held-to-maturity .....................................................................       (5,955)       (8,080)
     Net (increase) decrease in Federal funds sold ........................................         (127)        2,006
     Net increase in loans ................................................................       (9,232)       (6,297)
     Recovery of charged-off loans ........................................................           34            --
     Net purchases of premises and equipment ..............................................         (320)         (118)
                                                                                                --------      --------
     Net cash used by investing activities ................................................      (28,670)      (39,510)
                                                                                                --------      --------
FINANCING ACTIVITIES
     Net increase in non-interest-bearing deposits ........................................        5,095         2,368
     Net increase in interest-bearing deposits ............................................       19,445        15,386
     Net decrease in short-term borrowings ................................................       (1,068)         (299)
     Proceeds from Federal Home Loan Bank advances ........................................        2,000        25,000
     Cash dividends paid ..................................................................         (923)         (825)
     Proceeds from issuance of common stock ...............................................           59            19
     Purchases of treasury stock ..........................................................           --          (321)
                                                                                                --------      --------
     Net cash provided by financing activities ............................................       24,608        41,328
                                                                                                --------      --------
     (Decrease) increase in cash and cash equivalents .....................................       (2,096)        5,285
     Cash and cash equivalents at beginning of year .......................................       18,220        14,466
                                                                                                --------      --------

     Cash and cash equivalents at end of period ...........................................     $ 16,124      $ 19,751
                                                                                                ========      ========
SUPPLEMENTAL CASH FLOW DISCLOSURES
     Interest paid ........................................................................     $  6,540      $  6,389
     Income taxes paid ....................................................................          505           260
     Non-Cash Transactions
     Change in net unrealized holding gains, net of taxes, on available-for-sale securities        1,620         1,037

   The accompanying notes are an integral part of the consolidated financial statements.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2002 AND 2001, AND DECEMBER 31, 2001
                                   (UNAUDITED)


1. REPORTING AND ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of QNB Corp. and its wholly owned subsidiary, The Quakertown National Bank, (QNB). All significant intercompany accounts and transactions are eliminated in the consolidated statements.

The consolidated balance sheet as of June 30, 2002, as well as the respective statements of income and cash flows for the three and the six-month periods ended June 30, 2002 and 2001, are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in QNB's 2001 Annual Report incorporated in the Form 10-K.

The financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. The results for the periods presented are not necessarily indicative of the full year.

2. PER SHARE DATA

The following sets forth the computation of basic and diluted earnings per share (share and per share data have been restated to reflect the 5% stock dividend issued June 29, 2001 and are not in thousands):

                                                 For the Three Months         For the Six Months
                                                    Ended June 30,               Ended June 30,
                                                 2002           2001           2002           2001
                                              ----------     ----------     ----------     ----------

Numerator for basic and diluted earnings      $    1,354     $    1,184     $    2,629     $    2,172
per share-net income

Denominator for basic earnings per share-      1,538,929      1,546,834      1,538,575      1,549,446
weighted average shares outstanding

Effect of dilutive securities-employee            14,049          2,034         11,634          1,546
stock options

Denominator for diluted earnings per           1,552,978      1,548,868      1,550,209      1,550,992
share-adjusted weighted average
shares outstanding

Earnings per share-basic                      $      .88     $      .77     $     1.71     $     1.40
Earnings per share-diluted                    $      .87     $      .76     $     1.70     $     1.40

There were 37,641 stock options that were anti-dilutive for both the three and six-month periods ended June 30, 2001.


                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2002 AND 2001, AND DECEMBER 31, 2001
                                   (UNAUDITED)


3. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business entity during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the periods ended June 30, 2002 and 2001 (net of the income tax effect):

                                                       For the Three Months Ended         For the Six Months
                                                                 June 30,                    Ended June 30,
                                                            2002           2001          2002           2001
                                                            ----           ----          ----           ----
Unrealized holding gains (losses) arising
during  the period on securities held                     $2,363         $ (21)         $1,515       $1,195

Reclassification adjustment for sold securities
                                                              63          (118)            105         (158)
                                                          ------          -----         ------       ------

Net change in unrealized gains (losses) during
the period                                                 2,426          (139)          1,620        1,037


Unrealized holding gains (losses),
beginning of period                                          293          1,112          1,099          (64)
                                                          ------         ------         ------       ------

Unrealized holding gains, end of period                   $2,719           $973         $2,719         $973
                                                          ======         ======         ======       ======

Net income                                                $1,354         $1,184        $2,629        $2,172
Other comprehensive income, net of tax:

   Unrealized holding gains (losses)
    arising during the period                              2,426          (139)         1,620         1,037
                                                          ------         ------        ------        ------
Comprehensive Income                                      $3,780         $1,045        $4,249        $3,209
                                                          ======         ======        ======        ======


4. STOCK REPURCHASE PLAN

In March of 2000, the Board of Directors of QNB Corp. authorized the repurchase of up to 4.99 percent or 79,180 of the shares of QNB Corp's outstanding common stock. Such repurchases may be made in open market or privately negotiated transactions. The repurchased shares will be held in treasury and will be available for general corporate purposes. Through June 30, 2002 QNB Corp. repurchased 53,343 shares at an average cost of $28.01 per share.


                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2002 AND 2001, AND DECEMBER 31, 2001
                                   (UNAUDITED)



5. ACQUIRED INTANGIBLE ASSETS

The following table presents Intangible Asset information as of June 30, 2002:

Amortized Intangible Assets              Gross Carrying            Accumulated             Net Carrying
                                             Amount                Amortization               Amount
                                             ------                ------------               ------
Purchased deposit premium                    $511                      $238                   $273
Mortgage servicing asset                      304                         -                    304
                                             ---                       ----                   ----
  Total                                      $815                      $238                   $577



The following table presents Intangible Asset information as of December 31, 2001:

Amortized Intangible Assets              Gross Carrying            Accumulated             Net Carrying
                                             Amount                Amortization               Amount
                                             ------                ------------               ------
Purchased deposit premium                    $511                      $213                   $298
Mortgage servicing asset                      240                         -                    240
                                             ----                      ----                   ----
  Total                                      $271                      $213                   $538


AGGREGATE AMORTIZATION EXPENSE

For the Six Months ended June 30, 2002     $25

ESTIMATED AMORTIZATION EXPENSE

For the Year Ended 12/31/02                $51
For the Year Ended 12/31/03                 51
For the Year Ended 12/31/04                 51
For the Year Ended 12/31/05                 51
For the Year Ended 12/31/06                 51


                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

QNB Corp. (the "Corporation") is a bank holding company headquartered in Quakertown, Pennsylvania. The Corporation through its wholly owned subsidiary, The Quakertown National Bank (the "Bank"), has been serving the residents and businesses of Upper Bucks, Northern Montgomery and Southern Lehigh Counties in Pennsylvania since 1877. The Bank is a locally managed community bank that provides a full range of commercial, retail banking and trust and investment management services.

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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of the Bank, which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Bank to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Bank evaluates estimates on an on-going basis, including those related to the allowance for loan losses, non-accrual loans, other real estate owned, other-than-temporary investment impairments, intangible assets, stock option plan and income taxes. The Bank bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Bank believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, income taxes and other-than-temporary investment security impairment. Each estimate is discussed below. The financial impact of each estimate is discussed in the applicable sections of Management's Discussion and Analysis.


                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)

ALLOWANCE FOR LOAN LOSSES

The Bank maintains an allowance for loan losses, which is intended to absorb probable inherent losses in the outstanding loan portfolio. The allowance is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses. The provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered by management as adequate.

The allowance for loan losses is based on management's continuing review and evaluation of the loan portfolio. The level of the allowance is determined by assigning specific reserves to individually identified problem credits and general reserves to all other loans. The portion of the allowance that is allocated to internally criticized and non-accrual loans is determined by estimating the inherent loss on each credit after giving consideration to the value of underlying collateral. The general reserves are based on the composition and risk characteristics of the loan portfolio, including the nature of the loan portfolio, credit concentration trends, historic and anticipated delinquency and loss experience, as well as other qualitative factors such as current economic trends.

Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio. The Bank's lending and loan administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower's circumstances which may affect the ability to repay debt or the value of pledged collateral. A loan classification and review system exists that identifies those loans with a higher than normal risk of uncollectibility. Each commercial loan is assigned a grade based upon an assessment of the borrower's financial capacity to service the debt and the presence and value of collateral for the loan. An independent loan review group tests risk assessments and evaluates the adequacy of the allowance for loan losses. Management meets monthly to review the credit quality of the loan portfolio and quarterly to review the adequacy of the allowance for loan losses.

Management believes that it uses the best information available to make determinations about the adequacy of the allowance and that it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America (GAAP). If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.


INCOME TAXES. The Bank accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent


                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED):

INCOME TAXES (CONTINUED)

on matters that may, at least in part go beyond the Bank's control, it is at least reasonably possible that management's judgment about the need for a valuation allowance for deferred taxes could change in the near term.

OTHER THAN TEMPORARY IMPAIRMENT OF INVESTMENT SECURITIES

Securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.


RESULTS OF OPERATIONS

QNB reported net income for the second quarter of 2002 of $1,354,000 or $.87 per share on a diluted basis. This compares to $1,184,000 or $.76 per share for the same period in 2001. Net income for the first six months of 2002 was $2,629,000 or $1.70 per share, a 21.0 percent increase over the $2,172,000 or $1.40 per share for the comparable period in 2001. Results for both the second quarter and six months of 2002 represent records for QNB.

An increase in net interest income, resulting from significant growth in deposits and the investment of these deposits in loans and investment securities, was the primary contributor to the increase in net income when comparing the second quarter of 2002 to the second quarter of 2001. Net interest income increased from $3,287,000 for the second quarter of 2001 to $3,872,000 for the second quarter of 2002. Included in net interest income is the recognition of $94,000 in interest on non-accrual loans that have been paid in full. There was no such recognition of income in the second quarter of 2001. Average deposits increased $61,444,000 or 20.0 percent when comparing the second quarters of 2002 and 2001, with non-interest bearing demand deposits increasing
21.2 percent during this period. This is significant since these deposits provide a low cost of funds. During this same period average loans increased $20,561,000 or 11.0 percent and average investment securities increased $43,982,000 or 23.5 percent. When comparing the second quarters of 2002 and 2001 the net interest margin was 3.80 percent compared to 3.75 percent. Excluding the impact of the recognition of interest on non-accrual loans the net interest margin would have been 3.72 percent for the second quarter of 2002.

Non-interest income decreased from $906,000 for the second quarter of 2001 to $709,000 for the second quarter of 2002. Included in the results for 2002 were gains on the sale of loans of $81,000 and net losses from the sale and other than temporary impairment of equity securities of $95,000. This compares to gains on the sale of loans and investments of $90,000 and $179,000, respectively, during the second quarter of 2001. Excluding the gains and losses from loan and investment securities during both periods, non-interest income increased by $86,000 or 13.5 percent. An increase in income from bank-owned life insurance, debit card income, overdraft income and trust and mutual fund fee income accounts for most of the increase in non-interest income. Non-interest expense


                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS (CONTINUED)

increased from $2,684,000 for the second quarter of 2001 to $2,886,000 for the second quarter of 2002. An increase in personnel expenses of $159,000 accounts for the increase in non-interest expense.

Return on average assets was 1.14 percent and 1.16 percent while the return on average equity was 15.42 percent and 14.67 percent for the three months ended June 30, 2002 and 2001, respectively. For the six-month periods ended June 30, 2002 and 2001, return on average assets was 1.13 percent and 1.10 percent and the return on average equity was 15.23 percent and 13.61 percent, respectively.


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

Net interest income increased 17.8 percent to $3,872,000 for the quarter ended June 30, 2002 as compared to $3,287,000 for the quarter ended June 30, 2001. On a tax-equivalent basis, which allows for the comparison of tax-exempt loans and investments to taxable loans and investments, net interest income increased by
17.6 percent from $3,600,000 for the three months ended June 30, 2001 to $4,233,000 for the same period ended June 30, 2002. Included in net interest income is the recognition of $94,000 in interest on non-accrual loans that have been paid in full. There was no such recognition of income in the second quarter of 2001. As mentioned previously, the growth in net interest income is a result of the tremendous growth in deposits and the investment of these deposits into profitable loans and investment securities. Average deposits increased $61,444,000 or 20.0 percent when comparing the second quarters of 2002 and 2001. Deposit growth was aided by the continued volatility and decline of the stock market, as funds flowed out of stocks and mutual funds and flowed into deposits, particularly short-term time deposits and savings accounts. These deposits were used to fund the $20,561,000 or 11.0 percent increase in average loans and the $43,982,000 or 23.5 percent increase in average investment securities.

Some of the growth when comparing the second quarter of 2002 to the second quarter of 2001 was funded by wholesale funding transactions. During the fourth quarter of 2001 and the first quarter of 2002, QNB borrowed $5,000,000 in total from the Federal Home Loan Bank (FHLB). These funds reprice quarterly at three-month LIBOR plus 9 basis points. These funds were invested in securities that also reprice with three- month LIBOR plus 194 basis points for a spread of 185 basis points. During the second quarter of 2002 $1,000,000 of the securities priced at LIBOR plus 100 basis points were sold and replaced with a security priced at LIBOR plus 210 basis points. This increased the yield on the $5,000,000 of investments from LIBOR plus 194 basis points to LIBOR plus 210 basis points and the spread on the transaction to 201 basis points. These transactions have the impact of increasing net interest income, but lowering the net interest margin.


                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


NET INTEREST INCOME (CONTINUED)

During 2001, in response to a slowing economy and the events of September 11, the Federal Reserve Bank lowered the Federal funds target rate 11 times and 475 basis points to 1.75 percent, its lowest level in 40 years. Market interest rates as represented by the Treasury yield curve also fell sharply during this period. This had the impact of lowering the yield on earning assets and the rate paid on interest-bearing liabilities. While the Federal Reserve Bank has not taken any action with respect to the Federal funds rate during the first half of 2002, market interest rates have been volatile, increasing during the first quarter of 2002 and than declining back to near 2001 lows during the second quarter of 2002. The yield on earning assets on a tax-equivalent basis was 6.59 percent for the second quarter of 2002 versus 7.33 percent for the second quarter of 2001, while the rate paid on interest-bearing liabilities was 3.16 percent and 4.07 percent for the same periods. Excluding the impact of the recognition of the non-accrual income the yield on earning assets was 6.51 percent. The net interest margin, on a tax-equivalent basis, increased 5 basis points to 3.80 percent for the three-month period ended June 30, 2002 compared with 3.75 percent for the same period in 2001. Excluding the recognition of non-accrual income the net interest margin was 3.72 percent, a decline of 3 basis points from the second quarter of 2001.

The prime rate on loans also dropped 11 times during 2001 from 9.50 percent to
4.75 percent. The average prime rate when comparing the second quarter of 2001 to the second quarter of 2002 decreased 258 basis points, from 7.33 percent to
4.75 percent. The yield on loans, excluding non-accrual interest, decreased 99 basis points to 7.19 percent when comparing the second quarter of 2001 to the second quarter of 2002. While QNB was negatively impacted from the decline in prime rate, the overall yield on the loan portfolio did not decrease proportionately, since only a small percentage of the loan portfolio re-prices immediately with changes in the prime rate. A greater contributor to the decline in yield on the loan portfolio was the impact of the refinancing of residential mortgage and commercial loans into lower yielding loans. The yield on the loan portfolio may continue to decline in 2002 as fixed rate loans are refinanced at lower rates, adjustable rate loans re-price down as they reach their reset date and new loans are booked at the current lower rates.

When comparing the second quarter of 2002 to the second quarter of 2001, the yield on investment securities decreased to 6.04 percent from 6.65 percent. With the decline in interest rates cash flow from callable agency bonds, mortgage-backed securities and CMOs increased. These funds as well as new funds from deposit growth were reinvested in lower yielding securities. The yield on the investment portfolio may continue to decline during 2002, as higher yielding securities are replaced at lower rates.

While total interest income on a tax-equivalent basis increased $295,000 when comparing the second quarter of 2002 to the second quarter of 2001, total interest expense decreased $338,000. The rate paid on interest bearing deposits decreased from 3.81 percent to 2.84 for the quarters ended June 30, 2001 and 2002. Lower rates paid on interest-bearing demand accounts, money market accounts and savings accounts contributed to the $40,000, $146,000 and $24,000 decrease in interest expense for these products. The average rate paid on money market accounts declined 146 basis points when comparing the second quarter of 2002 yield of 1.58 percent to the second quarter of 2001 yield of 3.04 percent. Contributing to the decline in the yield on money market accounts was the decline in the rate paid on the Treasury Select Money Market Account. This product is a variable rate account indexed to the monthly average of the 91-day Treasury bill based on balances in the account. The sharp decline in the 91-day Treasury rate resulted in significantly lower rates on this product. In


                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (CONTINUED)

response to lower market rates of interest QNB lowered the rates paid on interest bearing transaction accounts and savings accounts. The average rate paid on interest bearing transaction accounts declined 40 basis points to .58 percent while the average rate paid on savings accounts declined 43 basis points to 1.23 percent when comparing the second quarter of 2002 to the second quarter of 2001.

Most of the growth in deposits has occurred in time deposits. For customers, time deposits, particularly those with maturities of one year or less, have provided relative value compared to rates on money market and savings accounts. One such deposit is the "Flex 12" certificate of deposit. This product has a twelve-month maturity, allows for one no-penalty withdrawal, enables the holder to add funds to the account, and pays a competitive interest rate. Average time deposits have increased $43,895,000 to $191,006,000 when comparing the second quarter of 2002 to the same period in 2001. Of this increase $27,426,000 has been in time deposits with balances of $100,000 or more. The average rate paid on time declined from 5.51 percent to 4.10 percent when comparing the two periods. Like fixed-rate loans, certificates of deposit reprice over time and therefore have less of an immediate impact on yield in either a rising or falling rate environment. The yield on time deposits should continue to decline in 2002 as these deposits mature and reprice at lower rates. However, the rate of decline will likely slow as many of these deposits have already repriced at lower rates. The yield on non-maturity interest-bearing deposits which reprice immediately when their rates are changed will likely not decline as they have reached levels where only minimal reduction in rates is possible.

The rate paid on short-term borrowings decreased from 3.62 percent to 2.08 percent. Most of these borrowings are indexed with the Federal funds rate. The average rate paid on the FHLB advances decreased from 5.62 percent during the second quarter of 2001 to 5.31 percent during the second quarter of 2002. Most of the advances from the FHLB have fixed rates.

For the six-month period ended June 30, 2002, net interest income increased $1,052,000 or 16.3 percent to $7,497,000. On a tax-equivalent basis net interest income increased $1,140,000 or 16.2 percent. The 17.7 percent growth in average earning assets was partially offset by a 5 basis point decline in the net interest margin. The net interest margin on a tax-equivalent basis was 3.76 percent for the six-month period ended June 30, 2002 compared with 3.81 percent for the same period in 2001. Excluding the impact of the recognition of interest on non-accrual loans during the second quarter of 2002, the net interest margin declined by 10 basis points.

As mentioned previously some of the growth in earning assets was funded through a series of wholesale funding transactions. In addition to the $5,000,000 in FHLB advances in the fourth quarter of 2001 and the first quarter of 2002, QNB, during the first quarter of 2001, borrowed $25,000,000 from the FHLB at an average rate of 5.71 percent. These funds were reinvested in securities with an average yield of 7.07 percent, for an initial spread of 136 basis points. For the six-month period ended June 30, 2002, these borrowings contributed an additional $8,050,000 to the growth in average earning assets when compared to the six-month period ended June 30, 2001.

Total interest income increased $583,000 from $13,187,000 to $13,770,000 when comparing the six-month periods ended June 30, 2001 to June 30, 2002. The yield on earning assets decreased from 7.45 percent to 6.63 percent, with the yield on Federal funds sold declining 304 basis points between the six-month periods. The yield on loans decreased from 8.25 percent to 7.37 percent and the yield on investment securities decreased


                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (CONTINUED)

from 6.73 percent to 6.16 percent for the six-month periods. The yield on the loan portfolio and investment portfolio are slower to react to changes in interest rates compared to the yield on Federal funds sold which changes immediately with action by the Federal Reserve Bank. Average investment securities increased 24.1 percent to $222,987,000 while average loans increased
11.5 percent to $207,458,000.

Total interest expense decreased $469,000 from $6,742,000 to $6,273,000 for the six-month periods with interest on interest-bearing demand deposit accounts, money market accounts and savings accounts accounting for $105,000, $322,000 and $65,000 of the decrease. The yield on these accounts declined 56 basis points, 161 basis points and 50 basis points when comparing the average rate paid for the six-month periods ended June 30, 2002 and 2001. Interest expense on time deposits increased $67,000 as the impact of the significant increase in average balances offset the decline in the average rate paid. The average rate paid on time deposits for the six months ended June 30, 2002 and 2001 was 4.27 percent and 5.56 percent, respectively. Interest expense on short-term borrowings declined by $198,000 as the rates paid on these accounts react more closely to changes in the Federal Funds rate. The additional borrowings from the FHLB contributed an additional $154,000 in interest expense when comparing the six-month periods.


PROVISION FOR LOAN LOSSES

The provision for loan losses represents management's determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management's best estimate of the known and inherent losses in the loan portfolio. Actual loan losses, net of recoveries, serve to reduce the allowance.

The determination of an appropriate level of the allowance for loan losses is based upon an analysis of the risk inherent in QNB's loan portfolio. Management uses various tools to assess the adequacy of the allowance for loan losses. One tool is a model recommended by the Office of the Comptroller of the Currency. This model considers a number of relevant factors including: historical loan loss experience, the assigned risk rating of the credit, current and projected credit worthiness of the borrower, current value of the underlying collateral, levels of and trends in delinquencies and non-accrual loans, trends in volume and terms of loans, concentrations of credit, and national and local economic trends and conditions. This model is supplemented with another analysis that also incorporates exceptions to QNB's loan policy and QNB's portfolio exposure to borrowers with large dollar concentration, defined as exceeding 50% of QNB's legal lending limit. Other tools include ratio analysis and peer group analysis.

QNB's management determined no provision for loan losses was necessary for either the three or six month periods ended June 30, 2002 or 2001 as charged off loans, non-performing assets and delinquent loans remained at low levels relative to the allowance for loan losses. QNB had a net recovery of $31,000 during the first quarter of 2002 and a net charge-off of $15,000 during the first quarter of 2001.

QNB had net recoveries of $3,000 and $34,000 for the three and six-month periods ended June 30, 2002. This compares to net charge-offs of $13,000 and $27,000 for the same periods ended June 30, 2001.

Non-performing assets (non-accruing loans, loans past due 90 days or more, and other real estate owned) continued to decline during the second quarter of 2002. Non-performing assets amounted to .08 percent of total assets at June 30, 2002. This compares to .18 percent at June 30, 2001 and .13 percent at December 31,


                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

PROVISION FOR LOAN LOSSES (CONTINUED)

2001. Non-accrual loans were $363,000 and $244,000 at June 30, 2002 and 2001.
Non-accrual loans at December 31, 2001 were $280,000.

The decrease in non-performing assets was in the category of past due loans 90 days or more. These loans amounted to $4,000 at June 30, 2002 compared to $509,000 at June 30, 2001 and $316,000 at December 31, 2001. The increase in past due loans primarily relates to two borrowers, one of which has cured subsequent to June 30, 2001. Overall delinquency, including loans past due 90 days or more, also improved during the second quarter of 2002 and represented ..49 percent of total loans at June 30, 2002. This compares to 1.35 percent and ..83 percent at June 30, 2001 and December 31, 2001, respectively. QNB did not have any other real estate owned as of June 30, 2002, December 31, 2001 or June 30, 2001.

There were no restructured loans as of June 30, 2002, December 31, 2001 or June 30, 2001 as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for loan losses was $2,879,000 and $2,845,000 at June 30, 2002 and December 31, 2001, respectively. The ratio of the allowance to total loans was
1.37 percent and 1.41 percent at both period end dates. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

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

At June 30, 2002 and 2001, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $283,000 and $193,000, respectively, of which $283,000 and $157,000 related to loans with no valuation allowance. At June 30, 2002 and 2001 there were $0 and $36,000 in impaired loans that had a valuation allowance against the entire amount. Most of the loans identified as impaired are collateral-dependent.

QNB anticipates no provision for loan losses will be necessary in 2002 as long as credit quality remains high with non-performing assets, delinquent loans and charge-offs remaining low. These factors could be negatively impacted if the economy is slow to recover in 2002. Strong growth in the loan portfolio could also impact the need for a provision for loan losses in the future.

Management in determining the allowance for loan losses makes significant estimates. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral if collateral dependent, or the present value of future cash flows. Since the allowance for loan losses is dependent, to a great extent, on conditions that may be beyond QNB's control, it is at least reasonably possible that management's estimates of the allowance for loan losses and actual results could differ in the near term. In addition, various regulatory agencies, as an integral part of their


                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


PROVISION FOR LOAN LOSSES (CONTINUED)

examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.


NON-INTEREST INCOME

QNB, through its core banking business, generates various fees and service charges. Total non-interest income is composed of service charges on deposit accounts, ATM and debit card income, income on bank owned life insurance, mortgage servicing fees, gains or losses on the sale of investment securities, gains on the sale of residential mortgage loans and student loans, and other miscellaneous fee income. QNB reviews all service charges and fee schedules related to its products and services on an annual basis. QNB has not materially changed these fee schedules during 2001 or 2002. In December 2001, QNB implemented "Free Checking" for personal non-interest bearing checking accounts and "No-Bounce", an overdraft protection service that will pay overdrafts up to a predetermined level on all eligible checking accounts.

Total non-interest income decreased $197,000 or 21.7 percent to $709,000 for the quarter ended June 30, 2002 when compared to June 30, 2001. For the six-month period total non-interest income decreased $145,000 or 9.1 percent to $1,443,000. Excluding gains on the sale of investment securities and loans during both periods, non-interest income for the three-month period increased $86,000 or 13.5 percent and for the six-month period increased $148,000 or 12.0 percent.

Fees for services to customers, the largest component of total non-interest income, are primarily comprised of service charges on deposit accounts. These fees increased 5.8 percent, to $381,000 when comparing the two quarters and 4.2 percent to $739,000 when comparing the six-month periods. A $19,000 increase in service charges on business checking accounts and a $26,000 increase in overdraft income offset the $19,000 in fee income lost as a result of the implementation of "Free Checking" when comparing the two quarters. For the six-month period business checking account fees increased $36,000 and overdraft income increased $39,000. This offset a $38,000 decline in service charges on personal checking accounts. The increase in business service charge income is a function of the lower earnings credit rate, resulting from the decline in interest rates, applied against balances to offset service charges incurred. The introduction of "Free Checking" for personal non-interest bearing checking accounts will result in a reduction of service charge income in 2002. These fees amounted to $70,000 in 2001. Management believes that the loss of this income will be offset by the benefit of an increase in low costing deposit balances and an increase in fees as a result of "No-Bounce".

ATM and debit card income is primarily comprised of interchange income on debit cards and ATM surcharge income for the use of QNB ATM machines by non-QNB customers. ATM and debit card income was $128,000 for the second quarter of 2002, an increase of $8,000 or 6.7 percent from the amount recorded during the second quarter of 2001. For the six-month periods ATM and debit card income increased 8.7 percent to $237,000. Debit card income increased $17,000 or 24.2 percent for the three-month periods and $31,000 or 23.0 percent when comparing the six-month periods ended June 30, 2002 and 2001. The increase in debit card income is a result of increased acceptance by consumers of the card as a means of paying for goods and services. ATM transaction surcharge income decreased $8,000 or 20.0 percent when comparing the second quarter of 2002 to the second quarter of 2001. For the six-month period ATM transaction surcharge income decreased $4,000 or 6.8 percent. This charge was increased during the second quarter of 2001 from $1.00 per transaction to $1.50 per transaction.


                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (CONTINUED)

The decline in income when analyzing the quarter is a result of a reduction in the number of transactions by non-QNB customers at QNB machines. This could be a function of both the greater use of the card as a debit card and the increase in the fee. Also negatively impacting ATM income was a reduction in fee come from the annual card fee. For the three and six month periods income derived from the annual card fee decreased $3,000 and $6,000, respectively. This decline is a result of the simplification of deposit products resulting in this fee being eliminated for many customers.

Income on cash surrender value of insurance represents the earnings on life insurance policies in which the Bank is the beneficiary. The earnings on these policies increased from $36,000 during the second quarter of 2001 to $79,000 during the second quarter of 2002. For the six-month periods this income increased from $65,000 to $158,000. This increase is primarily the result of the purchase of an additional $3,000,000 of insurance during the fourth quarter of 2001. An increase in the earnings rate on another policy also contributed to the increase in income.

To date, when QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. Mortgage servicing fees for the quarter ended June 30, 2002 were $21,000 which represents a $6,000 decrease from the same period in 2001. For the six-month period mortgage servicing fees decreased $18,000 or 33.3 percent to $36,000. The decrease in mortgage servicing fees for both the quarter and six-month period is primarily a result of an increase in the amortization of the mortgage-servicing asset. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over a period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. For the three and six month periods ended June 30, 2002, QNB amortized approximately $20,000 and $39,000 of the mortgage servicing asset compared to $11,000 and $22,000 during the same periods in 2001. The lower interest rate environment of 2002 and 2001 has resulted in a significant amount of mortgage refinancing activity. The average balance of mortgages serviced for others was $67,323,000 for the second quarter of 2002 compared to $59,834,000 for the second quarter of 2001. The average balance of mortgages serviced was approximately $66,611,000 for the six-month period ended June 30, 2002 compared to $59,979,000 for the first six months of 2001, an increase of 11.1 percent. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

QNB recorded a net loss of $95,000 on the sale or other than temporary impairment of investment securities during the second quarter of 2002. For the six-month period ended June 30, 2000 the net loss was $159,000. Included in these amounts were losses of $118,000 for the quarter and $200,000 for the six-month period related to the write-down of marketable equity securities that declined in market value below cost, which was deemed to be other than temporary. Gains on the sale of investment securities were $179,000 and $240,000 for the three-month and six-month periods ended June 30, 2001. These gains were a result of sales of marketable equity securities.

QNB recorded a gain of $81,000 on the sale of loans during the second quarter of 2002. This compares to a $90,000 gain for the same period in 2001. For the six-month periods ended June 30, 2002 and 2001 net gains on the sale of loans were $222,000 and $116,000, respectively. The sale of student loans accounts for $15,000 and $39,000 of the gains during the second quarter of 2002 and 2001. QNB sold approximately $785,000 and $2,041,000 in student loans during the second quarter of 2002 and 2001. Gains on the sale of student loans accounted for $32,000 and $43,000 of the total gains during the six-month periods ended June 30, 2002 and 2001, respectively. For the six-month periods ended June 30, 2002 and 2001, QNB sold approximately


                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (CONTINUED)

$1,671,000 and $2,307,000 of loans. The decrease in the gain on the sale relates to the lower volume of loans sold and a change in pricing by the Government agencies that purchase these loans.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. As mentioned previously, the dramatic decline in interest rates during 2001 and particularly during the fourth quarter of 2001 led to record mortgage refinancing activity. This activity remained strong during the first half of 2002 as interest rates remain low. The net gain on the sale of residential mortgage loans were $66,000 and $51,000 for the three-month periods ended June 30, 2002 and 2001 and $190,000 and $73,000 for the respective six-month periods. QNB originated $2,923,000 and $3,027,000 in residential mortgages held for sale during the second quarter of 2002 and 2001 and $9,734,000 and $4,687,000 during the respective six-month periods. Proceeds from the sale of residential mortgages were approximately $2,593,000 and $3,365,000 during the second quarters of 2002 and 2001, respectively. For the six-month periods proceeds from the sale of residential mortgage loans amounted to $10,230,000 and $4,103,000, respectively. At June 30, 2002 and 2001, QNB had approximately $508,000 and $729,000 in mortgage loans classified as held for sale. These loans are accounted for at lower of cost or market.

Other operating income increased $20,000 or 21.3 percent to $114,000 when comparing the three-month periods ended June 30, 2002 and 2001 and $24,000 or
12.9 percent to $210,000 when comparing the six-month periods. Trust income and retail brokerage income increased $9,000 and $19,000 when comparing the three-month periods and $17,000 and 20,000 when comparing the six-month periods. Also contributing to the increase in other operating income was an increase in insurance commissions derived from loan products. These commissions increased $6,000 for the three-month period and $8,000 for the six-month period. Partially offsetting these increases were declines in income from official checks and merchant income. Official check income declined $8,000 for the quarter and $22,000 for the six-month period. This decline is a function of the lower interest rate environment. Merchant income decreased $4,000 when comparing the quarters.


NON-INTEREST EXPENSE

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services and various other operating expenses. Total non-interest expense of $2,886,000 for the quarter ended June 30, 2002 represents an increase of $202,000 or 7.5 percent from levels reported in the second quarter of 2001. Total non-interest expense for the six months ended June 30, 2002 was $5,680,000, an increase of $353,000 or 6.6 percent over 2001 levels.

Salaries and benefits, the largest component of non-interest expense, increased $159,000 or 10.9 percent to $1,621,000 for the quarter ended June 30, 2002 compared to the same quarter in 2001. Salary expense increased $131,000 or 11.0 percent during the period to $1,321,000 while benefits expense increased $28,000 or 10.2 percent to $300,000. For the six-month period ended June 30, 2002 salaries and benefits expense increased $240,000 or 8.2 percent compared to 2001. Salary expense increased $205,000 or 8.7 percent while benefits expense increased $35,000 or 6.1 percent. The increase in salary expense is related to merit increases, incentive compensation and the increase in the number of employees. The accrual for incentive compensation increased $62,000 when comparing the two quarters and $82,000 when comparing the six-month periods. The number of full time-equivalent employees increased by two when comparing both the three and six month periods.


                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (CONTINUED)

Contributing to the increase in benefits expense for both the three and six-month periods is an $11,000 increase in payroll tax expense. Also contributing to the increase for the quarter were higher medical and dental insurance premiums of $8,000. Higher retirement plan expense and workers compensation premium expense also contributed to the increase in benefits expense for the quarter. For the six-month period medical premium costs decreased $2,000 while dental premium expense and retirement plan expense increased $7,000 each. The decline in medical insurance premiums for the six-month period is a result of employees either opting out of coverage or switching to lower cost coverage.

Net occupancy expense increased $1,000 when comparing the second quarter of 2002 to the second quarter of 2001. Increases in branch rent expense of $4,000 and building repairs and maintenance expense of $3,000 were offset by a $7,000 decline in utility costs. The decline in utility costs is a function of a decline in energy costs and decreased usage, which is weather related. QNB expects the usage to increase during the third quarter as a result of the hot summer. For the six-month period, net occupancy expense decreased $11,000 or 2.6 to $406,000. Utility expense decreased $23,000 or 29.8 percent and building repairs and maintenance costs decreased $4,000 or 5.1 percent. Partially offsetting this was a $13,000 increase in branch rent expense that can be attributed to an increase in the monthly rent at one location and the opening of the Souderton branch in January 2001.

Furniture and equipment expense decreased $6,000 or 2.3 percent when comparing the three-month periods ended June 30, 2002 and 2001 and $12,000 or 2.4 percent when comparing the six-month periods. Depreciation and amortization expense decreased $11,000 and $22,000 when comparing the three-month and six-month periods, respectively. Partially offsetting this were increased equipment maintenance costs of $7,000 and $9,000 for the same periods. Depreciation and amortization expense is anticipated to increase in the third and fourth quarters as several large projects are completed and put into service.

Marketing expense increased $9,000 to $117,000 for the quarter ended June 30, 2002 and $20,000 to $261,000 when comparing the six-month periods. For the three-month period increases in public relation and sales promotional expense offset a reduction in advertising costs. Some of these variances relate to the timing of the expenditure. For the six-month period advertising costs decreased $12,000 and sales promotional expense decreased $4,000. The higher costs in the first half of 2001 pertain to the opening of the new branch in Souderton and the opening of the Trust and Investment Management area. Donations expense increased $36,000 when comparing the six-month periods. This is a result of an increase in contributions and sponsorships to clubs and community events in the local communities we serve.

Third party services are comprised of professional services including legal, accounting and auditing and consulting services as well as fees paid to outside vendors for support services of day-to-day operations. These include Trust services, retail non-deposit services, correspondent banking services, investment security safekeeping and supply management services, to name a few. Third party services expense was $145,000 in the second quarter of 2002 compared to $118,000 for the second quarter of 2001. For the six-month periods ended June 30, 2002 and 2001 third party service expense was $279,000 and 219,000, respectively. Third party costs related to the operation of the trust department increased $5,000 and $11,000 when comparing the respective periods. Consultant expense increased $11,000 when comparing the two quarters and $24,000 when comparing the six-month periods. This increase is primarily the result of the development of a bank-wide sales initiative that is focused on sales training. In conjunction with this program is a service initiative that will work to enhance the exceptional personal service that our customers deserve. Increased expenses related to correspondent banking activity and security safekeeping also contributed to the increase in third party service expense.


                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (CONTINUED)

The major categories that comprise other expense are regulatory costs, insurance costs, membership fees, courier expense, ATM and debit card expense and directors fees. When comparing the three-month periods ended June 30, 2002 and 2001 total other expense increased $16,000 to $336,000. Contributing to this increase was an $8,000 increase in charged-off checking accounts, a $5,000 increase in the Comptroller of the Currency assessment and an $11,000 increase in ATM and debit card expenses. For the six-month period total other expense increased $44,000 or 7.4 percent to $640,000. Contributing to this increase was a $17,000 increase in charged-off checking accounts, a $10,000 increase in the Comptroller of the Currency assessment and a $19,000 increase in ATM and debit card expenses.

INCOME TAXES

Applicable income taxes and effective tax rates were $341,000 or 20.1 percent for the three-month period ended June 30, 2002, and $325,000 or 21.5 percent for the same period in 2001. For the six-month period applicable income taxes and effective rates were $631,000 or 19.4 percent and $534,000 or 19.7 percent, respectively. The reduction in the effective tax rate when comparing 2002 to 2001 is a result of an increase in income from tax-exempt municipal securities and loans as well as the income from the bank owned life insurance relative to total pre-tax income.

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 2002, QNB's net deferred tax liability was $579,000. A deferred tax asset of $738,000 relating to the allowance for loan losses was offset by a deferred tax liability of $1,401,000 resulting from the SFAS No. 115 adjustment for available-for-sale investment securities. At June 30, 2001, QNB's net deferred tax asset was $290,000. Included in the deferred tax asset was $752,000 relating to the allowance for loan losses partially offset by a deferred tax liability of $501,000 resulting from the SFAS No. 115 adjustment fort available-for-sale investment securities. An increase in the market value of the available-for-sale investment portfolio resulting from declining interest rates accounts for the change to a deferred tax liability from a deferred tax asset.


BALANCE SHEET ANALYSIS

The Balance Sheet Analysis reviews average balance sheet data for the six months ended June 30, 2002 and 2001, as well as the period ending balances as of June 30, 2002 and December 31, 2001.

Average earning assets for the six-month period ended June 30, 2002 increased $66,259,000 or 17.7 percent to $440,009,000 from $373,750,000 for the six months ended June 30, 2001. Average investments increased $43,362,000 while average loans and Federal funds sold increased $21,423,000 and $1,538,000, respectively. The large increase in the investment portfolio is the result of the strong growth in deposits as well as the additional borrowings from the FHLB. These advances were used to fund specific investment strategies. The additional advances from the FHLB averaged $8,050,000 more for the first half of 2002 compared to the first half of 2001.


                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


BALANCE SHEET ANALYSIS (CONTINUED)

The 11.5 percent increase in average loans is a result of the development of a business development and calling program encompassing lending personnel, branch personnel and executive management. The focus of this program is to both develop new lending and deposit relationships as well as strengthen existing relationships. The addition of the new branch location and geographic market was also key to the growth in loans. Average commercial loans increased $12,664,000 while average residential mortgage loans and consumer loans increased $3,194,000 and $5,638,000 when comparing the first half of 2002 to the first half of 2001. The increase in residential mortgage loans is a result of the increase in the amount of variable rate loans, primarily loans that are fixed rate for the first seven years than adjust annually thereafter. The increase in consumer loans is the result of aggressive fixed rate home equity loan promotions and pricing. QNB continues to sell the majority of its fixed rate residential mortgage loans.

In addition to borrowing from the Federal Home Loan Bank, the growth in average earning assets was funded by increases in non-interest-bearing and interest-bearing deposit accounts. Average non-interest bearing demand accounts increased $8,001,000 or 24.0 percent, while interest-bearing deposit accounts increased $55,576,000 or 20.9 percent. The growth in average interest-bearing deposit accounts is primarily centered in time deposits, which increased $46,223,000. Included in that amount is an increase in average time deposits over $100,000 of $28,423,000. For customers, time deposits, particularly those with maturities of one year or less, have provided relative value compared to rates on money market and savings accounts. One such deposit is the "Flex 12" certificate of deposit. This product has a twelve-month maturity, allows for one no-penalty withdrawal, enables the holder to add funds to the account, and pays a competitive interest rate. Average interest bearing transaction accounts increased $7,363,000 and average savings accounts increased $4,182,000 when comparing the first half of 2002 to the first half of 2001. During this same period average money market accounts decreased by $2,192,000.

Total assets at June 30, 2002 were $479,198,000, compared with $451,274,000 at December 31, 2001, an increase of 6.2 percent for the year. The increase in assets from December 31, 2001 to June 30, 2002 is primarily centered in investment securities and loans, which increased $21,167,000 and $7,255,000, respectively. This growth was primarily funded by a $24,540,000 increase in total deposits. Total deposits increased from $344,731,000 at December 31, 2001 to $369,271,000 at June 30, 2002. A $9,992,000 increase in time deposits is the primary reason for the increase in total deposits. During this same period savings accounts increased by $5,871,000 and non-interest bearing and interest bearing demand accounts increased by $5,095,000 and $3,230,000, respectively.

At June 30, 2002 the fair value of investment securities available-for-sale was $191,234,000 or $4,120,000 above the amortized cost of $187,114,000. This compares to a fair value of $168,102,000 or $1,666,000 above the amortized cost of $166,436,000 at December 31, 2001. An unrealized holding gain, net of taxes, of $2,719,000 and $1,099,000 was recorded as an increase to shareholders' equity at June 30, 2002 and December 31, 2001, respectively. Interest rates, which had risen during the first quarter of 2002, declined sharply during the second quarter of 2002. This resulted in the increase in the unrealized gain in the portfolio. The growth in the portfolio is primarily a result of the growth in deposits exceeding the growth in loans. Despite the growth in the portfolio, the composition of the portfolio has not changed significantly since December 31, 2001. During the second quarter of 2002, management and the Board approved that all future purchases of investment securities will be categorized as available-for-sale. While there is the potential for increased volatility of shareholder's equity due to market value changes, management believes it will provide for more flexibility in managing the portfolio.


                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

BALANCE SHEET ANALYSIS (CONTINUED)

The available-for-sale portfolio had a weighted average maturity of approximately 5 years and 3 months at June 30, 2002 and 5 years, 5 months at December 31, 2001. The weighted average tax-equivalent yield was 6.01 percent and 6.29 percent at June 30, 2002 and December 31, 2001. The weighted average maturity is based on the stated contractual maturity of all securities except for mortgage-backed securities and CMOs, which are based on estimated average life. The maturity of the portfolio may be shorter because of call features in many debt securities and because of prepayments on mortgage-backed securities and CMOs. The interest rate sensitivity analysis reflects the repricing term of the securities portfolio based upon estimated call dates and anticipated cash flows assuming management's most likely interest rate environment. The expected repricing term of the available-for-sale portfolio was 3 years, 6 months at June 30, 2002 and 4 years at December 31, 2001, based on these assumptions. The decline in the weighted average maturity and expected repricing term is a function of declining interest rates that increases the prepayments on mortgage-backed securities and CMOs. Management's strategy of investing new funds and the reinvestment of runoff into shorter maturity and average life investments, in light of the low interest rate environment, has also had an impact on the weighted average maturity of the portfolio. QNB expects the yield on the investment portfolio to continue to decline as a result of the roll-off of higher yielding securities into lower yielding securities.

Investment securities held-to-maturity are reported at amortized cost. As of June 30, 2002 and December 31, 2001, QNB had securities classified as held-to-maturity with an amortized cost of $40,833,000 and $42,798,000 and a market value of $41,602,000 and $43,048,000, respectively. The held-to-maturity portfolio had an expected repricing term of approximately 2 years, 7 months and 3 years, 1 month at June 30, 2002 and December 31, 2001. The weighted average tax-equivalent yield was 6.20 percent and 6.28 percent at June 30, 2002 and December 31, 2001.


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

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale were $213,826,000 and $194,105,000 at June 30, 2002 and
December 31, 2001. These sources were adequate to meet deposit withdrawals and loan demand during the first half of 2002 and should be adequate to meet normal fluctuations in loan demand and or deposit withdrawals. QNB has been able to fund the growth in earning assets during the first half of 2002 through increased deposits and advances from the FHLB. QNB did not use its Federal funds line, overnight borrowings from the FHLB or the Federal Reserve Bank discount window to fund loan growth or deposit withdrawals during the first half of 2002. Approximately $52,963,000 and $47,997,000 of available-for-sale securities at June 30, 2002 and December 31, 2001 were pledged as collateral for repurchase agreements and deposits of public funds as required by law. In addition, under terms of its agreement with the Federal Home Loan Bank, QNB maintains otherwise unencumbered qualifying


                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY (CONTINUED)

assets (principally 1-4 family residential mortgage loans and U.S. Government and Agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the Federal Home Loan Bank.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. QNB's cash and cash equivalents decreased $2,096,000 to $16,124,000 at June 30, 2002. This compares to a $5,285,000 increase during the first six months of 2001. The increase in cash in 2001 is a result of a late delivery of a $5,586,000 cash letter on June 29, 2001. These funds normally would have been invested in Federal funds sold.

After adjusting net income for non-cash transactions, operating activities provided $1,966,000 in cash flow in the first six months of 2002, compared to $3,467,000 in the same period of 2001. The decrease in cash provided by operating activities when comparing the two periods relates to an increase in other assets as well as a reduction in other liabilities in 2002. The increase in other assets relates to the maturity of an investment security on June 30, 2002, whose proceeds were not received until July 1, 2002. The decrease in other liabilities relates to the purchase of a security in December 2001, that the broker failed to deliver until January 2002. The purchase was booked as an investment since QNB was the owner and a liability was recorded.

Net cash used by investing activities was $28,670,000 during the first six months of 2002. Loan growth, particularly during the second quarter of 2002, created a net increase in loans and a use of cash of $9,232,000. In addition, the purchase of investment securities exceeded the maturity, call and sale of securities by $19,025,000 during the first half of 2002. Most of the activity relates to the deployment of the deposit growth experienced during the first six months of 2002. Proceeds from calls and prepayments of securities continue to be high, as interest rates remain low.

Net cash used by investing activities was $39,510,000 during the first half of 2001. The purchase of investment securities exceeded the maturity, call and sale of securities by $35,101,000 during the first six months of 2001. This increase relates primarily to the $25,000,000 in purchases as part of the leverage transaction as well as the result of the increase in deposits during the first six months of 2001. The large amount of proceeds from investment securities relates to the decline in interest rates which resulted in the pre-funding of callable agency bonds and increased the influx of cash flow on mortgage related securities. Growth in loans created a net increase in loans of $6,297,000 during the first six months of 2001. A decrease in federal funds sold of $2,006,000 provided cash during the first six months of 2001.

Net cash provided by financing activities was $24,608,000 during the first half of 2002 and $41,328,000 during the six months of 2001. A $19,445,000 increase in interest-bearing deposits and a $5,095,000 increase in non-interest bearing demand deposits was the main source of funding during the first six months of 2002. An additional $2,000,000 advance from the FHLB also provided funding during the first half of 2002. The $923,000 payment for the cash dividend, an
11.9 percent increase from 2001, was a use of cash in 2002. The large increase in cash provided by financing activities in 2001 was a result of the $25,000,000 in advances from the Federal Home Loan Bank as well as a $17,176,000 increase in time deposits. The cash dividend, which was increased by 12.5 percent in 2001, of $825,000 and the purchase of $321,000 of treasury stock during the first six months of 2001 were both a use of cash and a reduction to shareholders' equity.


                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB's shareholders' equity at June 30, 2002 was $38,604,000 or 8.06 percent of total assets compared to shareholders' equity of $35,219,000 or 7.80 percent at December 31, 2001. Shareholders' equity at June 30, 2002 includes a positive adjustment of $2,719,000 related to unrealized holding gains, net of taxes, on investment securities available-for-sale, while shareholders' equity at December 31, 2001 includes a positive adjustment of $1,099,000. Without these adjustments shareholders' equity to total assets would have been 7.49 percent and 7.56 percent at June 30, 2002 and December 31, 2001. The decline in the capital to asset ratio is a result of the significant growth in deposits and the resultant growth in assets during the first half of 2002 exceeding the growth in equity.

On March 30, 2000, the Board of Directors of QNB Corp. approved a plan to repurchase up to 4.99 percent or 79,180 shares of QNB Corp's outstanding common stock in open market and privately negotiated transactions. As of June 30, 2002 and December 31, 2001, 53,343 shares had been repurchased at an average cost of $28.01 per share. These shares are recorded as Treasury stock at cost and reduce total shareholder's equity.

Shareholders' equity averaged $34,801,000 for the first six months of 2002 and $32,756,000 during all of 2001, an increase of 6.2 percent. The ratio of average total equity to average total assets declined to 7.42 percent for 2002, compared to 7.93 percent for 2001. The decrease in the equity to asset ratio is a function of the tremendous growth in average assets during the last quarter of 2001 and the first half of 2002. The stock repurchase plan mentioned above also contributed to the decline in the ratio.

QNB Corp. and the Quakertown National Bank are subject to various regulatory capital requirements as issued by Federal regulatory authorities. Regulatory capital is defined in terms of Tier I capital (shareholders' equity excluding unrealized gains or losses on available-for-sale securities), Tier II capital which includes a portion of the allowance for loan losses, and total capital (Tier I plus II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet arrangements, such as letters of credit and loan commitments, based on associated risk. Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to total quarterly average assets.

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based and 4.00 percent for leverage. Under the requirements, QNB has a Tier I capital ratio of 12.19 percent and 12.37 percent, a total risk-based ratio of 13.18 percent and 13.42 percent and a leverage ratio of 7.45 percent and 7.78 percent at June 30, 2002 and December 31, 2001, respectively. The decline in the Tier I and total risk-based capital ratio reflects the growth in assets since December and the growth in loans which have a higher risk weighting than most investment securities. The decline in the leverage ratio is a result of the significant increase in average assets experienced in the fourth quarter of 2001 and the first half of 2002.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At June 30, 2002 and December 31, 2001 QNB met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively, and a Tier I leverage ratio of 5.00 percent.


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

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At June 30, 2002, interest-earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $172,798,000. Interest-sensitive liabilities scheduled to mature or reprice within one year were $190,463,000. The one-year cumulative gap, which reflects QNB's interest sensitivity over a period of time, was a negative $17,665,000 at June 30, 2002. The cumulative one-year gap equals 3.92 percent of total rate sensitive assets. This compares to a negative gap position of $43,780,000 or 9.62 percent of total rate sensitive assets at March 31, 2002. This negative or liability sensitive gap will generally benefit QNB in a falling interest rate environment, while rising interest rates could negatively impact QNB. The negative gap position is partially a result of the large increase in time deposits with a maturity of one year or less. As of June 30, 2002, $142,369,000 or 76.2 percent of time deposits mature or reprice within the next twelve months. This compares to $143,705,000 or 81.3 percent at December 31, 2001 and $158,776,000 or 82.9 percent at March 31, 2002. QNB has been trying to extend the maturity of its time deposits by promoting a 36-month and 60 month time deposit product.

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


                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

INTEREST RATE SENSITIVITY (CONTINUED)

Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies. Based on the simulation model, net interest income for the next twelve months is expected to increase compared to the prior twelve months. The projected increase in net interest income is principally a result of an increase in earning assets. The net interest margin in the base case is anticipated to be slightly below 2001 levels.

If interest rates are 100 basis points higher than management's most likely interest rate environment, the simulation model projects net interest income for the next twelve months to be slightly lower than the most likely scenario. If interest rates are 100 basis points lower than management's most likely interest rate environment, the model projects net interest income for the next twelve months to be lower than the most likely scenario. These results show net interest income declining in either a rising or falling interest rate environment and are somewhat contrary to the results indicated by the gap analysis and show some of the inherent weaknesses of gap analysis. For example, gap analysis does not take into consideration interest rate floors on deposit accounts or optionality found in the investment portfolio.

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

The nature of QNB's current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At June 30, 2002, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

Change in Interest Rates                                            Net Interest Income        Dollar Change      Percent Change
------------------------                                            -------------------        -------------      --------------
+300 Basis Points.............................................             $14,764                 $(944)             (6.01)%
+200 Basis Points.............................................             15,336                   (372)             (2.37)
+100 Basis Points.............................................             15,667                    (41)              (.26)
FLAT RATE  Points.............................................             15,708                     --                 --
-100 Basis Points.............................................             14,973                   (735)             (4.68)
-200 Basis Points.............................................             13,897                 (1,811)            (11.53)
-300 Basis Points.............................................             13,605                 (2,103)            (13.39)


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

                                  JUNE 30, 2002



Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities

           None.

Item 3.    Default Upon Senior Securities

           None.

Item 4.    Submission of Matters to Vote of Securities Holders


           The 2002 Annual Meeting (the "Meeting") of the shareholders of QNB Corp. (the Registrant") was held on May 21, 2002. Notice of the Meeting was mailed to shareholders of record on or about April 22, 2002, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

           The Meeting was held for the following purpose:
(1)      To elect three (3) Directors

           There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker non-votes for each of the nominees for election to the Board of Directors were as follows:

             Nominee                                 For                               Withhold
             -------                                 ---                               --------

             Kenneth F. Brown                      1,250,170                             6,705
             Henry L. Rosenberger                  1,256,739                               136
             Edgar L. Stauffer                     1,255,907                               968

The continuing directors of the Registrant are:

Dennis Helf , G. Arden Link, Thomas J. Bisko, Gary S. Parzych, Norman L. Baringer and Charles M. Meridith, III.



                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                                  JUNE 30, 2002



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

    Exhibit 10.1      Employment Agreement between the Registrant and Thomas J.
                      Bisko. (Incorporated by reference to Exhibit 10.1 of Registrants Form 10-K filed with the Commission on March
                      31, 1999 and amended on April 3,2002 on Form 8-K filed with the Commission on April 11, 2002).

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


                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                                  JUNE 30, 2002


Item 6.    Exhibits and Reports on Form 8-K (Continued)

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
                         (Included in Part I, Item I, hereof.)

    Exhibit 99.1      Certification of Principal Executive Officer

    Exhibit 99.2      Certification of Principal Financial Officer

                 (b)  Reports on Form 8-K

                      Filed April 11, 2002, Amendment dated April 3, 2002 to Mr. Bisko's Employment Agreement dated September 2, 1986.



                                    Form 10-Q

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 QNB Corp.




Date:  August 13, 2002                           By:
     ------------------------
                                                 /s/ Thomas J. Bisko
                                                 -------------------------------
                                                 Thomas J. Bisko
                                                 President/CEO


Date:  August 13, 2002                           By:
     ---------------------------
                                                 /s/ Robert C. Werner
                                                 -------------------------------
                                                 Robert C. Werner
                                                 Vice President


Date:  August 13, 2002                           By:
     ---------------------------
                                                 /s/ Bret H. Krevolin
                                                 -------------------------------
                                                 Bret H. Krevolin
                                                 Chief Accounting Officer


                                    Form 10-Q
                                     Page 30