Form 10-Q
period 2002-09-30
QNB CORP
filed 2002-11-12
CIK 750558

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                             _____________________

                                   FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________________to

                       Commission file number 0-17706


                                   QNB Corp.
_______________________________________________________________________________

             (Exact Name of Registrant as Specified in Its Charter)


 Pennsylvania                                         23-2318082
______________________________________________________________________________

(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)


10 North Third Street, Quakertown, PA                            18951-9005
______________________________________________________________________________

(Address of Principal Executive Offices)                         (Zip Code)


Registrant's Telephone Number, Including Area Code (215) 538-5600


                            Not Applicable
_______________________________________________________________________________

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at November 8, 2002
Common Stock, par value $1.25                              1,540,086

                            QNB CORP. AND SUBSIDIARY

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

                                                                            PAGE
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Statements of Income for Three and
                 Nine Months Ended September 30, 2002 and 2001............    1

         Consolidated Balance Sheets at September 30, 2002
                 and December 31, 2001....................................    2

         Consolidated Statements of Cash Flows for Nine
                 Months Ended September 30, 2002 and 2001.................    3

         Notes to Consolidated Financial Statements.......................    4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION.............................   10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
           MARKET RISK....................................................   31

ITEM 4.  CONTROLS AND PROCEDURES..........................................   31

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS................................................   32

ITEM 2.  CHANGES IN SECURITIES............................................   32

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................   32

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS...........   32

ITEM 5.  OTHER INFORMATION................................................   32

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................   32

SIGNATURES

CERTIFICATIONS

QNB Corp. and Subsidiary
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

                                                                                          (in thousands, except share data)
                                                                                                   (unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     Three Months                Nine Months
                                                                                  Ended September 30,          Ended September 30,
                                                                                   2002         2001           2002          2001
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans...............................................         $3,755       $3,825        $11,195        $11,303
Interest and dividends on investment securities:
        Taxable..........................................................          2,590        2,529          7,888          7,254
        Tax-exempt ......................................................            508          415          1,458          1,207
Interest on Federal funds sold ..........................................             46           65            125            247
Interest on interest-bearing balances....................................              1            2              4             12
-----------------------------------------------------------------------------------------------------------------------------------
               Total interest income ....................................          6,900        6,836         20,670         20,023
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits
        Interest-bearing demand accounts ................................            108          110            265            372
        Money market accounts ...........................................            140          243            430            855
        Savings..........................................................            131          151            377            462
        Time.............................................................          1,461        1,729          4,563          5,066
        Time over $100,000...............................................            388          337          1,288            935
Interest on short-term borrowings........................................             63          114            203            452
Interest on Federal Home Loan Bank advances..............................            735          710          2,173          1,994
-----------------------------------------------------------------------------------------------------------------------------------
               Total interest expense....................................          3,026        3,394          9,299         10,136
-----------------------------------------------------------------------------------------------------------------------------------
               Net interest income ......................................          3,874        3,442         11,371          9,887
Provision for loan losses................................................              -            -              -              -
-----------------------------------------------------------------------------------------------------------------------------------
               Net interest income after provision for loan losses.......          3,874        3,442         11,371          9,887
-----------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Fees for services to customers ..........................................            433          348          1,172          1,057
ATM and debit card income................................................            132          126            369            344
Income on cash surrender value of insurance .............................             87           35            245            100
Mortgage servicing fees..................................................             22           17             58             71
Net (loss) gain on investment securities available-for-sale..............           (418)          81           (577)           321
Net gain on sale of loans ...............................................            120           64            342            180
Other operating income ..................................................            149          100            359            286
-----------------------------------------------------------------------------------------------------------------------------------
               Total non-interest income.................................            525          771          1,968          2,359
-----------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and employee benefits ..........................................          1,565        1,494          4,738          4,427
Net occupancy expense....................................................            216          215            622            632
Furniture and equipment expense..........................................            255          236            734            727
Marketing expense........................................................            114           91            375            332
Third party services ....................................................            161          136            440            355
Telephone, postage and supplies expense..................................            131          129            399            395
State taxes .............................................................             81           58            255            222
Other expense ...........................................................            338          316            978            912
-----------------------------------------------------------------------------------------------------------------------------------
               Total non-interest expense ...............................          2,861        2,675          8,541          8,002
-----------------------------------------------------------------------------------------------------------------------------------
        Income before income taxes.......................................          1,538        1,538          4,798          4,244
Provision for income taxes...............................................            282          329            913            863
-----------------------------------------------------------------------------------------------------------------------------------
        NET INCOME.......................................................         $1,256       $1,209        $ 3,885       $  3,381
===================================================================================================================================
        NET INCOME PER SHARE - BASIC.....................................         $  .82       $  .78        $  2.52       $   2.19
===================================================================================================================================
        NET INCOME PER SHARE - DILUTED ..................................         $  .81       $  .78        $  2.50       $   2.18
===================================================================================================================================
        CASH DIVIDENDS PER SHARE.........................................         $  .30       $  .27        $   .90       $    .81
===================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                                                                            (in thousands)
                                                                                                              (unaudited)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      September 30,   December 31,
                                                                                                          2002           2001
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks........................................................................         $ 17,624        $ 18,220
Federal funds sold ............................................................................           13,638           5,661
Investment securities
     Available-for-sale .......................................................................          212,760         168,102
     Held-to-maturity (market value $37,302 and $43,048).......................................           36,461          42,798
Total loans, net of unearned income of $218 and $270 ..........................................          210,260         202,211
Allowance for loan losses......................................................................           (2,891)         (2,845)
----------------------------------------------------------------------------------------------------------------------------------
            Net loans..........................................................................          207,369         199,366
Cash surrender value of insurance..............................................................            7,261           6,998
Premises and equipment, net ...................................................................            5,504           5,614
Accrued interest receivable....................................................................            2,526           2,497
Other assets ..................................................................................            2,030           2,018
----------------------------------------------------------------------------------------------------------------------------------
Total assets ..................................................................................         $505,173        $451,274
==================================================================================================================================

LIABILITIES
Deposits
     Demand, non-interest-bearing..............................................................         $ 47,462        $ 40,078
     Interest-bearing demand accounts .........................................................           68,397          55,083
     Money market accounts.....................................................................           38,414          35,599
     Savings ..................................................................................           42,357          37,160
     Time......................................................................................          144,149         134,967
     Time over $100,000 .......................................................................           44,760          41,844
----------------------------------------------------------------------------------------------------------------------------------
            Total deposits ....................................................................          385,539         344,731
Short-term borrowings..........................................................................           19,887          13,451
Federal Home Loan Bank advances................................................................           55,000          53,000
Accrued interest payable ......................................................................            1,838           2,143
Other liabilities..............................................................................            2,721           2,730
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities..............................................................................          464,985         416,055
----------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, par value $1.25 per share;
        authorized 5,000,000 shares;1,592,982 and 1,589,702 issued;
        1,539,639 and 1,536,359 shares outstanding ............................................            1,991           1,987
Surplus .......................................................................................            8,736           8,681
Retained earnings..............................................................................           27,446          24,946
Accumulated other comprehensive income.........................................................            3,509           1,099
Treasury stock, at cost: 53,343 shares at September 30, 2002 and December 31, 2001 ............           (1,494)         (1,494)
----------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity.....................................................................           40,188          35,219
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity ....................................................         $505,173        $451,274
==================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           (in thousands)
                                                                                                             (unaudited)
--------------------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30,                                                                           2002           2001
--------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income................................................................................         $  3,885       $  3,381
     Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization..........................................................              578            583
        Securities losses (gains)..............................................................              577           (321)
        Net gain on sale of loans .............................................................             (342)          (180)
        Proceeds from sales of residential mortgages...........................................           13,477          6,732
        Originations of residential mortgages held-for-sale ...................................          (13,711)        (7,084)
        Proceeds from sales of student loans...................................................            1,846          2,543
        Income on cash surrender value of insurance ...........................................             (245)          (100)
        Deferred income tax provision .........................................................             (113)            72
        Change in income taxes payable.........................................................               58            175
        Net increase in interest receivable....................................................              (29)          (382)
        Net amortization of premiums and discounts ............................................              446            111
        Net (decrease) increase in interest payable............................................             (305)           446
        Increase in other assets ..............................................................             (125)          (219)
        Decrease in other liabilities..........................................................           (1,352)          (473)
--------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities..............................................            4,645          5,284
--------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
     Proceeds from maturities and calls of investment securities
        available-for-sale.....................................................................           41,890         35,750
        held-to-maturity.......................................................................           12,190          9,342
     Proceeds from sales of investment securities
        available-for-sale.....................................................................            4,585         17,193
     Purchase of investment securities
        available-for-sale.....................................................................          (88,151)       (95,859)
        held-to-maturity.......................................................................           (5,955)        (8,080)
     Net (increase) decrease in Federal funds sold.............................................           (7,977)         2,678
     Net increase in loans.....................................................................           (9,319)       (19,222)
     Recovery of charged-off loans.............................................................              (46)             -
     Net purchases of premises and equipment ..................................................             (468)          (182)
--------------------------------------------------------------------------------------------------------------------------------
        Net cash used by investing activities .................................................          (53,159)       (58,380)
--------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
     Net increase in non-interest-bearing deposits ............................................            7,384            899
     Net increase in interest-bearing deposits.................................................           33,424         29,444
     Net increase (decrease) in short-term borrowings..........................................            6,436         (1,079)
     Proceeds from Federal Home Loan Bank advances.............................................            2,000         25,000
     Cash dividends paid ......................................................................           (1,385)        (1,240)
     Proceeds from issuance of common stock....................................................               59             19
     Purchases of treasury stock ..............................................................                -           (435)
--------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities .............................................           47,918         52,608
================================================================================================================================
        Decrease in cash and cash equivalents .................................................             (596)          (488)
        Cash and cash equivalents at beginning of year ........................................           18,220          14,466
--------------------------------------------------------------------------------------------------------------------------------
        Cash and cash equivalents at end of period ............................................         $ 17,624       $ 13,978
================================================================================================================================
SUPPLEMENTAL CASH FLOW DISCLOSURES
     Interest paid ............................................................................         $  9,604       $  9,690
     Income taxes paid.........................................................................              955            600
     Non-Cash Transactions
        Change in net unrealized holding gains, net of taxes,
         on available-for-sale securities......................................................            2,410          2,002

The accompanying notes are an integral part of the consolidated financial statements.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2002 AND 2001, AND DECEMBER 31, 2001
                                  (UNAUDITED)

1. REPORTING AND ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of QNB Corp. and its wholly owned subsidiary, The Quakertown National Bank, (QNB). All significant intercompany accounts and transactions are eliminated in the consolidated statements.

The consolidated balance sheet as of September 30, 2002, as well as the respective statements of income and cash flows for the three and the nine-month periods ended September 30, 2002 and 2001, are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in QNB's 2001 Annual Report incorporated in the Form 10-K.

The financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. The results for the periods presented are not necessarily indicative of the full year. Tabular information other than share data is presented in thousands of dollars.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

2. PER SHARE DATA

The following sets forth the computation of basic and diluted earnings per share (share and per share data have been restated to reflect the 5% stock dividend issued June 29, 2001 and are not in thousands):

                                                    For the Three Months             For the Nine Months
                                                    Ended September 30,              Ended September 30,
                                                     2002           2001              2002          2001
                                                     ----           ----              ----          ----
Numerator for basic and diluted earnings per      $    1,256     $    1,209        $    3,885      $    3,381
share-net income

Denominator for basic earnings per share-          1,539,639      1,540,562         1,538,934       1,546,452
weighted average shares outstanding

Effect of dilutive securities-employee stock          17,110          3,976            13,589           2,287
options

Denominator for diluted earnings per               1,556,749      1,544,538         1,552,523       1,548,739
share-adjusted weighted average shares
outstanding

Earnings per share-basic                          $      .82     $      .78        $     2.52      $     2.19
Earnings per share-diluted                        $      .81     $      .78        $     2.50      $     2.18

There were 27,445 and 37,641 stock options that were anti-dilutive for the three and nine-month periods ended September 30, 2001, respectively.

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2002 AND 2001, AND DECEMBER 31, 2001
                                  (UNAUDITED)

3. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business entity during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the periods ended September 30, 2002 and 2001 (net of the income tax effect):

                                                      For the Three Months            For the Nine Months
                                                       Ended September 30,            Ended September 30,
                                                     2002              2001          2002            2001
                                                     ----              ----          ----            ----
Unrealized holding gains arising during the
period on securities held                          $  514            $1,018         $2,029          $2,214

Reclassification adjustment for sold securities       276               (53)           381            (212)
                                                    -----             -----          -----           -----
Net change in unrealized gains during the
period                                                790               965          2,410           2,002

Unrealized holding gains (losses),
beginning of period                                 2,719               973          1,099             (64)
                                                    -----             -----          -----           -----
Unrealized holding gains, end of period            $3,509            $1,938         $3,509          $1,938
                                                    =====             =====          =====           =====

Net income                                         $1,256            $1,209         $3,885          $3,381
Other comprehensive income, net of tax:

  Unrealized holding gains arising during             790               965          2,410           2,002
  the period                                        -----             -----          -----           -----
Comprehensive Income                               $2,046            $2,174         $6,295          $5,383
                                                    =====             =====          =====           =====

4. STOCK REPURCHASE PLAN

In March of 2000, the Board of Directors of QNB Corp. authorized the repurchase of up to 4.99 percent or 79,180 of the shares of QNB Corp's outstanding common stock. Such repurchases may be made in open market or privately negotiated transactions. The repurchased shares will be held in treasury and will be available for general corporate purposes. Through September 30, 2002 QNB Corp. repurchased 53,343 shares at an average cost of $28.01 per share.

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2002 AND 2001, AND DECEMBER 31, 2001
                                  (UNAUDITED)

5. INTANGIBLE ASSETS

The following table presents Intangible Asset information as of September 30, 2002:

----------------------------------------------------------------------------------------------------------
Amortized Intangible Assets     Gross Carrying Amount     Accumulated Amortization     Net Carrying Amount
----------------------------------------------------------------------------------------------------------
Purchased deposit premium               $511                      $251                         $260
----------------------------------------------------------------------------------------------------------
Mortgage servicing asset                 319                         -                          319
                                         ---                         -                          ---
----------------------------------------------------------------------------------------------------------
  Total                                 $751                      $251                         $579
----------------------------------------------------------------------------------------------------------

The following table presents Intangible Asset information as of December 31, 2001:

----------------------------------------------------------------------------------------------------------
Amortized Intangible Assets     Gross Carrying Amount     Accumulated Amortization     Net Carrying Amount
----------------------------------------------------------------------------------------------------------
Purchased deposit premium               $511                      $213                         $298
----------------------------------------------------------------------------------------------------------
Mortgage servicing asset                 240                         -                          240
                                         ---                                                    ---
----------------------------------------------------------------------------------------------------------
  Total                                 $271                      $213                         $538
----------------------------------------------------------------------------------------------------------

The gross carrying amount of the mortgage servicing assets is net of amortization:

AGGREGATE AMORTIZATION EXPENSE

For the Nine Months ended September 30, 2002     $38

ESTIMATED AMORTIZATION EXPENSE

For the Year Ended 12/31/02               $51
For the Year Ended 12/31/03                51
For the Year Ended 12/31/04                51
For the Year Ended 12/31/05                51
For the Year Ended 12/31/06                51

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2002 AND 2001, AND DECEMBER 31, 2001
                                  (UNAUDITED)


6. RECENT ACCOUNTING PRONOUNCEMENTS

GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of the Statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. The adoption of this Statement did not have an impact on QNB's consolidated earnings, financial condition or equity.

ASSET RETIREMENT OBLIGATIONS

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and it applies to all entities. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. There is no expected impact on earnings, financial condition, or equity upon adoption of Statement No. 143.



                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2002 AND 2001, AND DECEMBER 31, 2001
                                   (UNAUDITED)


6. RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, the Statement retains the fundamental provisions of Statement 121 for

(a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

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

The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of this Statement did not have an impact on QNB's consolidated earnings, financial condition or equity.


COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. QNB does not expect the adoption of this Statement to have an impact on its consolidated earnings, financial condition or equity.



                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2002 AND 2001, AND DECEMBER 31, 2001
                                   (UNAUDITED)


6. RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS -

In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions, which amends SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement No. 72 to recognize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions of businesses within the scope of this Statement. In addition, this Statement amends Statement No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No. 144 requires for other long-lived assets that are held and used.

With some exceptions, the requirements of Statement No. 147 are effective October 1, 2002. QNB does not expect the adoption of this Statement to have an impact on QNB Corp's consolidated earnings, financial condition, or equity.


                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

QNB Corp. (the "Corporation") is a bank holding company headquartered in Quakertown, Pennsylvania. The Corporation through its wholly owned subsidiary, The Quakertown National Bank (the "Bank"), has been serving the residents and businesses of Upper Bucks, Northern Montgomery and Southern Lehigh Counties in Pennsylvania since 1877. The Bank is a locally managed community bank that provides a full range of commercial, retail banking and trust and investment management services. The consolidated entity is referred to herein as "QNB".

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of QNB, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires QNB to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. QNB evaluates estimates on an on-going basis, including those related to the allowance for loan losses, non-accrual loans, other real estate owned, other-than-temporary investment impairments, intangible assets, stock option plan and income taxes. QNB bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

QNB believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, income taxes and other-than-

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)

temporary investment security impairment. Each estimate is discussed below. The financial impact of each estimate is discussed in the applicable sections of Management's Discussion and Analysis.

ALLOWANCE FOR LOAN LOSSES

QNB maintains an allowance for loan losses, which is intended to absorb probable known and inherent losses in the outstanding loan portfolio. The allowance is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses. The provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered necessary by management.

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

Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio. QNB's lending and loan administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower's circumstances which may affect the ability to repay debt or the value of pledged collateral. A loan classification and review system exists that identifies those loans with a higher than normal risk of uncollectibility. Each commercial loan is assigned a grade based upon an assessment of the borrower's financial capacity to service the debt and the presence and value of collateral for the loan. An independent loan review group tests risk assessments and evaluates the adequacy of the allowance for loan losses. Management meets monthly to review the credit quality of the loan portfolio and quarterly to review the allowance for loan losses.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review QNB's allowance for losses on loans. Such agencies may require QNB to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Management believes that it uses the best information available to make determinations about the adequacy of the allowance and that it has established its existing allowance for loan losses in accordance with GAAP. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.

INCOME TAXES. QNB accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED):

INCOME TAXES (CONTINUED)

expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part go beyond QNB's control, it is at least reasonably possible that management's judgment about the need for a valuation allowance for deferred taxes could change in the near term. At September 30, 2002 QNB did not have a valuation allowance for deferred taxes.

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

RESULTS OF OPERATIONS

QNB reported net income for the third quarter of 2002 of $1,256,000 or $.81 per share on a diluted basis. This represents an increase of 3.9 percent compared to $1,209,000 or $.78 per diluted share for the same period in 2001. Net income for the first nine months of 2002 was $3,885,000 or $2.50 per diluted share, a
14.9 percent increase over the $3,381,000 or $2.18 per diluted share for the comparable period in 2001. Results for the nine-month period of 2002 represent a record for QNB.

An increase in net interest income, resulting from significant growth in deposits and the investment of these deposits in loans and investment securities, was the primary contributor to the increase in net income when comparing the third quarter of 2002 to the third quarter of 2001. Net interest income increased $432,000 or 12.6 percent from $3,442,000 for the third quarter of 2001 to $3,874,000 for the third quarter of 2002. Included in net interest income in the third quarter of 2002 is the recognition of $99,000 in interest on non-accrual loans that have been paid in full. There was no such recognition of income in the third quarter of 2001.

Uncertainty in the equity markets has resulted in the continuing growth of total deposits. Total deposits have increased 11.8 percent from December 31, 2001 to September 30, 2002 and 18.9 percent from September 30, 2001 to September 30, 2002. Average deposits increased $58,337,000 or 18.3 percent when comparing the third quarters of 2002 and 2001, with non-interest bearing demand deposits increasing 24.6 percent during this period. This is significant since these deposits provide a low cost source of funds. During this same period average loans increased $14,118,000 or 7.3 percent and average investment securities increased $41,232,000 or 21.1 percent. When comparing the third quarters of 2001 and 2002 the net interest margin decreased from 3.77 percent to 3.69 percent. Excluding the impact of the recognition of interest on non-accrual loans the net interest margin would have been 3.61 percent for the third quarter of 2002. The net interest margin contracted as a result of the

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS (CONTINUED)

continuing low interest rate environment that has resulted in yields on loans and investment securities declining to a greater degree and at faster pace than rates on deposits.

Non-interest income decreased from $771,000 for the third quarter of 2001 to $525,000 for the third quarter of 2002. Included in the results for 2002 were gains on the sale of loans of $120,000 and net losses from the sale of fixed income securities and impairment of equity securities of $418,000. This compares to gains on the sale of loans and investments of $64,000 and $81,000 during the third quarter of 2001. Excluding the gains and losses from loan and investment securities during both periods, non-interest income increased by $197,000 or 31.5 percent. An increase in overdraft income, income from bank-owned life insurance, debit card income and trust and mutual fund fee income accounts for most of the increase in non-interest income. Non-interest expense increased from $2,675,000 for the third quarter of 2002 to $2,861,000 for the third quarter of 2002, an increase of 7.0 percent. An increase in personnel expense, marketing expense and consulting expense accounts for $71,000, $23,000 and $20,000 of the increase in non-interest expense.

Return on average assets was 1.03 percent and 1.14 percent while the return on average equity was 13.76 percent and 14.52 percent for the three months ended September 30, 2002 and 2001, respectively. For the nine-month periods ended September 30, 2002 and 2001, return on average assets was 1.09 percent and 1.11 percent and the return on average equity was 14.72 percent and 13.93 percent, respectively.

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

Net interest income increased 12.6 percent to $3,874,000 for the quarter ended September 30, 2002 as compared to $3,442,000 for the quarter ended September 30, 2001. On a tax-equivalent basis, which allows for the comparison of tax-exempt loans and investments to taxable loans and investments, net interest income increased by 12.5 percent from $3,760,000 for the three months ended September 30, 2001 to $4,231,000 for the same period ended September 30, 2002. Included in net interest income is the recognition of $99,000 in interest on non-accrual loans that have been paid in full. There was no such recognition of income in the third quarter of 2001. As mentioned previously, the growth in net interest income is a result of the tremendous growth in deposits and the investment of these deposits into profitable loans and investment securities. Average deposits increased $58,337,000 or 18.3 percent when comparing the third quarters of 2002 and 2001. Deposit growth was aided by the continued volatility and decline of the stock market, as funds flowed out of stocks and mutual funds and flowed into deposits, particularly short-term time deposits and savings accounts. In addition, at the end of the third quarter of 2002 QNB successfully acquired the deposits of a local school district. This deposit growth was used to fund the $14,118,000 or 7.3 percent increase in average loans and the $41,232,000 or 21.1 percent increase in average investment securities.

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (CONTINUED)

Some of the growth when comparing the third quarter of 2002 to the third quarter of 2001 was funded by wholesale funding transactions. During the fourth quarter of 2001 and the first quarter of 2002, QNB borrowed $5,000,000 in total from the Federal Home Loan Bank (FHLB). These funds reprice quarterly at three-month LIBOR plus 9 basis points. These funds were invested in securities that also reprice with three- month LIBOR plus 194 basis points for a spread of 185 basis points. During the second quarter of 2002 $1,000,000 of the securities priced at LIBOR plus 100 basis points were sold and replaced with a security priced at LIBOR plus 210 basis points. This increased the yield on the $5,000,000 of investments from LIBOR plus 194 basis points to LIBOR plus 210 basis points and the spread on the transaction to 201 basis points. These transactions have the impact of increasing net interest income, but lowering the net interest margin.

Market interest rates as represented by the Treasury yield curve have declined since the beginning of 2001 and have remained at or near record low levels for much of 2002. During 2001, in response to a slowing economy and the events of September 11, the Federal Reserve Bank lowered the Federal funds target rate 11 times and 475 basis points to 1.75 percent, its lowest level in 40 years. This lower interest rate environment has had the impact of lowering the yield on earning assets and the rate paid on interest-bearing liabilities. While the Federal Reserve Bank has not taken any action with respect to the Federal funds rate during the first nine months of 2002, market interest rates have been volatile, increasing during the first quarter of 2002 and than declining to record low levels during the third quarter of 2002. The yield on earning assets on a tax-equivalent basis was 6.33 percent for the third quarter of 2002 versus
7.18 percent for the third quarter of 2001, while the rate paid on interest-bearing liabilities was 2.99 percent and 3.87 percent for the same periods. Excluding the impact of the recognition of the non-accrual income the yield on earning assets was 6.25 percent. The net interest margin, on a tax-equivalent basis, decreased 8 basis points to 3.69 percent for the three-month period ended September 30, 2002 compared with 3.77 percent for the same period in 2001. Excluding the recognition of non-accrual income the net interest margin was 3.61 percent, a decline of 16 basis points from the third quarter of 2001 and 11 basis points from the second quarter of 2002.

The prime rate on loans also dropped 11 times during 2001 from 9.50 percent to
4.75 percent. The average prime rate when comparing the third quarter of 2001 to the third quarter of 2002 decreased 181 basis points, from 6.56 percent to
4.75 percent. The yield on loans, excluding non-accrual interest, decreased 88 basis points to 7.12 percent when comparing the third quarter of 2001 to the third quarter of 2002. While QNB was negatively impacted from the decline in prime rate, the overall yield on the loan portfolio did not decrease proportionately, since only a small percentage of the loan portfolio re-prices immediately with changes in the prime rate. A greater contributor to the decline in yield on the loan portfolio was the impact of the refinancing of residential mortgage and commercial loans into lower yielding loans. The yield on the loan portfolio may continue to decline in 2002 and 2003 as fixed rate loans are refinanced at lower rates, adjustable rate loans re-price down as they reach their reset date and new loans are booked at the current lower rates.

When comparing the third quarter of 2002 to the third quarter of 2001, the yield on investment securities decreased to 5.69 percent from 6.49 percent. With the decline in interest rates cash flow from callable agency bonds, mortgage-backed securities and CMOs increased. These funds as well as new funds from deposit growth were reinvested in lower yielding securities. In addition, with the increase in prepayments the average life of the mortgage-backed securities and CMOs has decreased resulting in an increase in the amortization of premiums and a reduction in income and yield. The yield on the investment portfolio may continue to decline for the

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (CONTINUED)

remainder of 2002 and into 2003, as higher yielding securities are replaced at lower rates and premium amortization increases.

While total interest income on a tax-equivalent basis increased $103,000 or $4,000 when excluding the recognition of non-accrual interest, when comparing the third quarter of 2002 to the third quarter of 2001, total interest expense decreased $368,000. The rate paid on interest bearing deposits decreased from
3.60 percent to 2.66 for the quarters ended September 30, 2001 and 2002. Lower rates paid on interest-bearing demand accounts, money market accounts and savings accounts contributed $2,000, $103,000 and $20,000 to the decrease in interest expense. The average rate paid on money market accounts declined 112 basis points when comparing the third quarter of 2002 yield of 1.48 percent to the third quarter of 2001 yield of 2.60 percent. Contributing to the decline in the yield on money market accounts was the decline in the rate paid on the Treasury Select Money Market Account. This product is a variable rate account indexed to the monthly average of the 91-day Treasury bill based on balances in the account. The sharp decline in the 91-day Treasury rate resulted in significantly lower rates on this product. In response to lower market rates of interest QNB lowered the rates paid on interest bearing transaction accounts and savings accounts. The average rate paid on interest bearing transaction accounts declined 18 basis points to .68 percent while the average rate paid on savings accounts declined 37 basis points to 1.22 percent when comparing the third quarter of 2002 to the third quarter of 2001.

Most of the growth in deposits has occurred in time deposits. For customers, time deposits, particularly those with maturities of one year or less, have provided relative value compared to rates on money market and savings accounts. One such deposit is the "Flex 12" certificate of deposit. This product has a twelve-month maturity, allows for one no-penalty withdrawal, enables the holder to add funds to the account, and pays a competitive interest rate. Average time deposits have increased $32,290,000 to $189,953,000 when comparing the third quarter of 2002 to the same period in 2001. Of this increase $17,874,000 has been in time deposits with balances of $100,000 or more. The average rate paid on time declined from 5.20 percent to 3.86 percent when comparing the two periods. Like fixed-rate loans, certificates of deposit reprice over time and therefore have less of an immediate impact on yield in either a rising or falling rate environment. The yield on time deposits should continue to decline for the remainder of 2002 and the beginning of 2003 as these deposits mature and reprice at lower rates. However, the rate of decline will likely slow as many of these deposits have already repriced at lower rates. The yield on non-maturity interest-bearing deposits which reprice immediately when their rates are changed will likely not decline as they have reached levels where only minimal reduction in rates is possible.

The rate paid on short-term borrowings decreased from 3.03 percent to 1.86 percent. Most of these borrowings are indexed with the Federal funds rate. The average rate paid on the FHLB advances decreased from 5.63 percent during the third quarter of 2001 to 5.30 percent during the third quarter of 2002. Most of the advances from the FHLB have fixed rates and therefore the rate paid on the FHLB advances will remain relatively stable in either rising or falling rate environments. Some of the advances have convertible features; however, interest rates would have to increase considerably for this conversion feature to be exercised and therefore increase the cost of the borrowings.

For the nine-month period ended September 30, 2002, net interest income increased $1,484,000 or 15.0 percent to $11,371,000. On a tax-equivalent basis net interest income increased $1,611,000 or 14.9 percent. The 16.7 percent growth in average earning assets was partially offset by a 6 basis point decline in the net interest

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (CONTINUED)

margin. The net interest margin on a tax-equivalent basis was 3.73 percent for the nine-month period ended September 30, 2002 compared with 3.79 percent for the same period in 2001. Excluding the $200,000 impact of the recognition of interest on non-accrual loans during the first nine months of 2002, the net interest margin declined by 12 basis points.

As mentioned previously some of the growth in earning assets was funded through a series of wholesale funding transactions. In addition to the $5,000,000 in FHLB advances in the fourth quarter of 2001 and the first quarter of 2002, QNB, during the first quarter of 2001, borrowed $25,000,000 from the FHLB at an average rate of 5.71 percent. These funds were reinvested in securities with an average yield of 7.07 percent, for an initial spread of 136 basis points. For the nine-month period ended September 30, 2002, these borrowings contributed an additional $7,022,000 to the growth in average earning assets when compared to the nine-month period ended June 30, 2001.

Total interest income increased $647,000 from $20,023,000 to $20,670,000 when comparing the nine-month periods ended September 30, 2001 to September 30, 2002. The yield on earning assets decreased from 7.35 percent to 6.47 percent, with the yield on Federal funds sold declining 269 basis points between the nine-month periods. The yield on loans decreased from 8.16 percent to 7.22 percent and the yield on investment securities decreased from 6.65 percent to
5.99 percent for the nine-month periods. The yield on earning assets and loans for the nine-month period ended September 30, 2002 excludes the interest recognized on non-accrual loans. The yield on the loan portfolio and investment portfolio are slower to react to changes in interest rates compared to the yield on Federal funds sold which changes immediately with action by the Federal Reserve Bank. Average investment securities increased 23.1 percent to $227,520,000 while average loans increased 10.1 percent to $207,383,000.

Total interest expense decreased $837,000 from $10,136,000 to $9,299,000 for the nine-month periods with interest on interest-bearing demand deposit accounts, money market accounts and savings accounts accounting for $107,000, $425,000 and $85,000 of the decrease. The yield on these accounts declined 39 basis points, 144 basis points and 46 basis points when comparing the average rate paid for the nine-month periods ended September 30, 2002 and 2001. Interest expense on time deposits decreased $150,000 as the impact of the significant increase in average balances was offset by the decline in the average rate paid. The average rate paid on time deposits for the nine months ended September 30, 2002 and 2001 was 4.15 percent and 5.45 percent, respectively. Interest expense on short-term borrowings declined by $249,000 as the rates paid on these accounts react more closely to changes in the Federal Funds rate. The additional borrowings from the FHLB contributed an additional $179,000 in interest expense when comparing the nine-month periods.

The net interest margin will likely continue to decline over the next few quarters as the yield on investment securities and loans decline to a greater degree than the rates paid on funding sources. The cash flow from the investment and loan portfolios will likely be reinvested at lower rates and loans with re-pricing features will likely re-price at lower rates also. On the deposit side, interest-bearing transaction accounts do not have much ability to re-price lower while the rates paid on time deposits will decline slightly as some of the time deposits that have not matured and re-priced in the past year will do so.

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

The determination of an appropriate level of the allowance for loan losses is based upon an analysis of the risk inherent in QNB's loan portfolio. Management uses various tools to assess the allowance for loan losses. One tool is a model recommended by the Office of the Comptroller of the Currency. This model considers a number of relevant factors including: historical loan loss experience, the assigned risk rating of the credit, current and projected credit worthiness of the borrower, current value of the underlying collateral, levels of and trends in delinquencies and non-accrual loans, trends in volume and terms of loans, concentrations of credit, and national and local economic trends and conditions. This model is supplemented with another analysis that also incorporates exceptions to QNB's loan policy and QNB's portfolio exposure to borrowers with large dollar concentration, defined as exceeding 50% of QNB's legal lending limit. Other tools include ratio analysis and peer group analysis.

QNB's management determined no provision for loan losses was necessary for either the three or nine month periods ended September 30, 2002 or 2001 as charged off loans, non-performing assets and delinquent loans remained at low levels relative to the allowance for loan losses. QNB had net recoveries of $12,000 and $5,000 during the third quarter of 2002 and 2001. For the nine-month periods ended September 30, 2002 and 2001, QNB had a net recovery of $46,000 and a net charge-off of $22,000, respectively.

Non-performing assets (non-accruing loans, loans past due 90 days or more, and other real estate owned) increased slightly during the third quarter of 2002. Non-performing assets amounted to .15 percent of total assets at September 30, 2002. This compares to .11 percent at September 30, 2001 and .13 percent at December 31, 2001. The increase in non-performing assets was in the category of non-accrual loans. These loans amounted to $686,000 and $246,000 at September 30, 2002 and 2001. Non-accrual loans at December 31, 2001 were $280,000.

Non-performing assets in the category of past due loans 90 days or more decreased when comparing September 30, 2002 to September 30, 2001 and December 31, 2001. These loans amounted to $64,000 at September 30, 2002 compared to $216,000 at September 30, 2001 and $316,000 at December 31, 2001. Overall delinquency, including loans past due 90 days or more, while slightly higher than the second quarter of 2002, showed improvement when compared to September 30, 2001 and December 31, 2001. Total delinquency represented .67 percent of total loans at September 30, 2002 and .49 percent at June 30, 2002. This compares to .99 percent and .83 percent at September 30, 2001 and December 31, 2001, respectively. QNB did not have any other real estate owned as of September 30, 2002, December 31, 2001 or September 30, 2001.

There were no restructured loans as of September 30, 2002, December 31, 2001 or September 30, 2001 as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt
Restructurings," that have not already been included in loans past due 90 days or more or non-accrual loans.

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

PROVISION FOR LOAN LOSSES (CONTINUED)

The allowance for loan losses was $2,891,000 and $2,845,000 at September 30, 2002 and December 31, 2001, respectively. The ratio of the allowance to total loans was 1.37 percent and 1.41 percent at both period end dates. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

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

At September 30, 2002 and 2001, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $605,000 and $196,000, respectively, of which $605,000 and $81,000 related to loans with no valuation allowance. At September 30, 2002 and 2001 there were $0 and $115,000 in impaired loans that had a valuation allowance against the entire amount. Most of the loans identified as impaired are collateral-dependent. The loans recognized as impaired at September 30, 2002 represent loans to one borrower.

QNB anticipates no provision for loan losses will be necessary for the remainder of 2002 and possibly part of 2003 as long as credit quality remains high with non-performing assets, delinquent loans and charge-offs remaining low. These factors could be negatively impacted if the economy is slow to recover in 2002 or 2003. Strong growth in the loan portfolio could also impact the need for a provision for loan losses in the future.

Management in determining the allowance for loan losses makes significant estimates. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral if collateral dependent, or the present value of future cash flows. Since the allowance for loan losses is dependent, to a great extent, on conditions that may be beyond QNB's control, it is at least reasonably possible that management's estimates of the allowance for loan losses and actual results could differ in the near term. In addition, various regulatory agencies, as an integral part of their examination process, periodically review QNB's allowance for losses on loans. Such agencies may require QNB to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

NON-INTEREST INCOME

QNB, through its core banking business, generates various fees and service charges. Total non-interest income is composed of service charges on deposit accounts, ATM and debit card income, income on bank owned life insurance, mortgage servicing fees, gains or losses on the sale of investment securities, gains on the sale of residential mortgage loans and student loans, and other miscellaneous fee income. QNB reviews all service charges and fee schedules related to its products and services on an annual basis. In December 2001, QNB implemented "Free Checking" for personal non-interest bearing checking accounts and "No-Bounce", an overdraft protection service that will pay overdrafts up to a predetermined level on all eligible checking accounts. During the third quarter of 2002 QNB increased its overdraft fee by 7.1 percent.

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (CONTINUED)

Total non-interest income decreased $246,000 or 31.9 percent to $525,000 for the quarter ended September 30, 2002 when compared to September 30, 2001. For the nine-month period total non-interest income decreased $391,000 or 16.6 percent to $1,968,000. Excluding gains and losses on the sale of investment securities and loans during both periods, non-interest income for the three-month period increased $197,000 or 31.5 percent and for the nine-month period increased $345,000 or 18.6 percent.

Fees for services to customers, the largest component of total non-interest income, are primarily comprised of service charges on deposit accounts. These fees increased $85,000 or 24.4 percent, to $433,000 when comparing the two quarters and $115,000 or 10.9 percent to $1,172,000 when comparing the nine-month periods. A $10,000 increase in service charges on business checking accounts and a $100,000 increase in overdraft income offset the $19,000 in fee income lost as a result of the implementation of "Free Checking" when comparing the two quarters. The 38.2 percent increase in overdraft income when comparing the two quarters is a result of both the increased fee implemented during the third quarter and an increase in the volume of overdrafts. For the nine-month period business checking account fees increased $45,000 and overdraft income increased $138,000. This offset a $57,000 decline in service charges on personal checking accounts. The increase in business service charge income is a function of the lower earnings credit rate, resulting from the decline in interest rates, applied against balances to offset service charges incurred. The introduction of "Free Checking" for personal non-interest bearing checking accounts will result in a reduction of service charge income in 2002. These fees amounted to $70,000 in 2001. Management believes that the loss of this income will be offset by the benefit of an increase in low costing deposit balances and an increase in fees as a result of "No-Bounce". QNB charges a fee to customers who use an out of network ATM machine. As a result of the purchase of the MAC network by the STAR network there are now more machines available to QNB customers. This has resulted in $9,000 reduction in fee income when comparing the two quarters and $24,000 for the nine-month period.

ATM and debit card income is primarily comprised of interchange income on debit cards and ATM surcharge income for the use of QNB ATM machines by non-QNB customers. ATM and debit card income was $132,000 for the third quarter of 2002, an increase of $6,000 or 4.8 percent from the amount recorded during the third quarter of 2001. For the nine-month periods ATM and debit card income increased 7.3 percent to $369,000. Debit card income increased $9,000 or 10.6 percent for the three-month periods and $39,000 or 18.3 percent when comparing the nine-month periods ended September 30, 2002 and 2001. The increase in debit card income is a result of increased acceptance by consumers of the card as a means of paying for goods and services. ATM transaction surcharge income decreased $4,000 or 10.5 percent when comparing the third quarter of 2002 to the third quarter of 2001. For the nine-month period ATM transaction surcharge income decreased $8,000 or 8.1 percent to $96,000. This charge was increased during the second quarter of 2001 from $1.00 per transaction to $1.50 per transaction.

The decline in ATM transaction surcharge income is a result of a reduction in the number of transactions by non-QNB customers at QNB machines. This could be a function of both the greater use of the card as a debit card and the increase in the fee. Also negatively impacting ATM income was a reduction in fee come from the annual card fee. For the three and nine month periods income derived from the annual card fee decreased $3,000 and $8,000, respectively. This decline is a result of the simplification of deposit products resulting in this fee being eliminated for many customers.

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (CONTINUED)

Income on cash surrender value of insurance represents the earnings on life insurance policies in which the Bank is the beneficiary. The earnings on these policies increased from $35,000 during the third quarter of 2001 to $87,000 during the third quarter of 2002. For the nine-month periods this income increased from $100,000 to $245,000. This increase is primarily the result of the purchase of an additional $3,000,000 of insurance during the fourth quarter of 2001. An increase in the earnings rate on another policy also contributed to the increase in income.

To date, when QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over a period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. Mortgage servicing fees for the quarter ended September 30, 2002 were $22,000 which represents a $5,000 increase from the same period in 2001. The increase in income for the period is primarily related to the increase in the average balance of mortgages services for others. The average balance of mortgages serviced for others was $66,724,000 for the third quarter of 2002 compared to $59,796,000 for the third quarter of 2001.

For the nine-month period mortgage servicing fees decreased $13,000 or 18.3 percent to $58,000. The decrease in mortgage servicing fees for the nine-month period is primarily a result of an increase in the amortization of the mortgage-servicing asset. For the nine-month period ended September 30, 2002, QNB amortized approximately $57,000 of the mortgage-servicing asset compared to $41,000 during the same period in 2001. The lower interest rate environment of 2002 and 2001 has resulted in a significant amount of mortgage refinancing activity. The average balance of mortgages serviced was approximately $66,649,000 for the nine-month period ended September 30, 2002 compared to $59,917,000 for the first nine months of 2001, an increase of 11.2 percent. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

QNB recorded a net loss of $418,000 on the sale or other than temporary impairment of investment securities during the third quarter of 2002. For the nine-month period ended September 30, 2002 the net loss was $577,000. Included in these amounts were losses of $351,000 for the quarter and $550,000 for the nine-month period related to the write-down of marketable equity securities whose declined in market value below cost were deemed to be other than temporary. Also during the third quarter of 2002 QNB sold approximately $3,000,000 of corporate bonds at a net loss of $67,000.

Net gains on the sale of investment securities were $81,000 and $321,000 for the three-month and nine-month periods ended September 30, 2001. Included in the net gains for the three and nine month periods ended September 30, 2001 was a loss of $623,000 related to the write-down of marketable equity securities whose decline in market value below cost was deemed to be other than temporary. Offsetting this loss were gains on marketable equity securities during the quarter of $287,000 and gains on the sale of fixed income securities of $417,000. QNB sold approximately $15,000,000 in callable agency securities and collateralized mortgage obligations (CMO) at a gain of $363,000. Mortgage-backed securities were purchased with the proceeds from this transaction. The purpose of this transaction was to reduce the exposure to callable agency securities and

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (CONTINUED)

increased cash flow from the CMO's in a falling interest rate environment. QNB also recorded a gain of $54,000 from the receipt of stock from an insurance company that converted from a mutual holding company to a stock company.

QNB recorded a gain of $120,000 on the sale of loans during the third quarter of 2002. This compares to a $64,000 gain for the same period in 2001. For the nine-month periods ended September 30, 2002 and 2001 net gains on the sale of loans were $342,000 and $180,000, respectively. The sale of student loans accounts for $3,000 and $4,000 of the gains during the third quarter of 2002 and 2001. QNB sold approximately $140,000 and $190,000 in student loans during the third quarter of 2002 and 2001. Gains on the sale of student loans accounted for $34,000 and $47,000 of the total gains during the nine-month periods ended September 30, 2002 and 2001, respectively. For the nine-month periods ended September 30, 2002 and 2001, QNB sold approximately $1,812,000 and $2,497,000 of loans. The decrease in the gain on the sale relates to the lower volume of loans sold and a change in pricing by the Government agencies that purchase these loans. Effective June 30, 2002 QNB terminated its agreement with the Student Loan Marketing Association (SLMA). QNB will no longer be originating student loans for sale but will be working on a referral basis instead. The remaining balance in portfolio should be sold during the first quarter of 2003.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. As mentioned previously, the dramatic decline in interest rates during 2001 and particularly during the fourth quarter of 2001 led to record mortgage refinancing activity. This activity remained strong during 2002 as interest rates on residential mortgage loans reached historically low levels. The net gain on the sale of residential mortgage loans were $117,000 and $60,000 for the three-month periods ended September 30, 2002 and 2001 and $308,000 and $133,000 for the respective nine-month periods. QNB originated $3,977,000 and $2,397,000 in residential mortgages held for sale during the third quarter of 2002 and 2001 and $13,711,000 and $7,084,000 during the respective nine-month periods. Proceeds from the sale of residential mortgages were approximately $3,247,000 and $2,629,000 during the third quarters of 2002 and 2001, respectively. For the nine-month periods proceeds from the sale of residential mortgage loans amounted to $13,477,000 and $6,732,000, respectively. The larger gain on the sale of mortgage loans relative to the amount of mortgage loans sold during both the three-month and nine-month periods of 2002 is a function of the speed and magnitude of the drop in interest rates that has occurred in 2002. At September 30, 2002 and 2001, QNB had approximately $1,255,000 and $468,000 in mortgage loans classified as held for sale. These loans are accounted for at lower of cost or market.

Other operating income increased $49,000 or 49.0 percent to $149,000 when comparing the three-month periods ended September 30, 2002 and 2001. Included in other operating income in the third quarter of 2002 was a $21,000 recovery of a check card transaction that had been charged off in 2001. Trust income and retail brokerage income increased $5,000 and $18,000 when comparing the three-month periods. Income from QNB's investment in Banker's Settlement Services Inc., a title company, increased $11,000 during the third quarter of 2002. This relates to the increase in residential mortgage loan activity in 2002. Partially offsetting these increases was a decline in income from official checks. Official check income declined $6,000 for the quarter. This decline is a function of the lower interest rate environment.

For the nine-month period ended September 30, 2002, other operating income increased $73,000 or 25.5 percent to $359,000. Trust income and retail brokerage income increased $22,000 and $37,000 during this period. Also contributing to the increase in other operating income was an increase in insurance commissions

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (CONTINUED)

derived from loan products. These commissions increased $7,000 for the nine-month period. Income from the title insurance company increased $12,000 while recoveries of previously charged off items contributed $26,000 to other operating income. Partially offsetting these increases were declines in income from official checks. Official check income declined $28,000 for the nine-month period.

NON-INTEREST EXPENSE

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services and various other operating expenses. Total non-interest expense of $2,861,000 for the quarter ended September 30, 2002 represents an increase of $186,000 or 7.0 percent from levels reported in the third quarter of 2001. Total non-interest expense for the nine months ended September 30, 2002 was $8,541,000, an increase of $539,000 or 6.7 percent over 2001 levels.

Salaries and benefits, the largest component of non-interest expense, increased $71,000 or 4.8 percent to $1,565,000 for the quarter ended September 30, 2002 compared to the same quarter in 2001. Salary expense increased $70,000 or 5.8 percent during the period to $1,276,000 while benefits expense increased $1,000 or .3 percent to $289,000. For the nine-month period ended September 30, 2002 salaries and benefits expense increased $311,000 or 7.0 percent compared to 2001. Salary expense increased $275,000 or 7.7 percent while benefits expense increased $36,000 or 4.1 percent. The increase in salary expense is related to merit increases, incentive compensation and the increase in the number of employees. The accrual for incentive compensation increased $82,000 when comparing the nine-month periods. The number of full time-equivalent employees increased by four when comparing the three-month periods and three when comparing the nine-month periods.

When comparing benefits expense for the three month periods ended September 30, 2002 to 2001, increases in payroll tax expense, retirement plan expense and dental insurance premiums were offset by a reduction in medical insurance premiums. Contributing to the increase in benefits expense for the nine-month period is a $17,000 increase in payroll tax expense. During this same period retirement plan expense increased $11,000 and dental insurance premiums increased $9,000. Partially offsetting these increases was a decline in medical insurance premiums of $18,000. The decline in medical insurance premiums is a result of employees either opting out of coverage or switching to lower cost coverage.

Net occupancy expense increased $1,000 when comparing the third quarter of 2002 to the third quarter of 2001. Increases in branch rent expense and utility costs were offset by a decline in building repairs and maintenance expense. For the nine-month period, net occupancy expense decreased $10,000 or 1.6 to $622,000. Utility expense decreased $21,000 or 19.4 percent and building repairs and maintenance costs decreased $9,000 or 6.6 percent. The decrease in utility expense for the nine-month period is a function of lower prices and lower usage as a result of the mild winter. Partially offsetting this was a $19,000 increase in branch rent expense that can be attributed to an increase in the monthly rent at two locations and the opening of the Souderton branch in January 2001.

Furniture and equipment expense increased $19,000 or 8.1 percent when comparing the three-month periods ended September 30, 2002 and 2001 and $7,000 or 1.0 percent when comparing the nine-month periods. Depreciation and amortization expense increased $18,000 for the quarter but decreased $4,000 when comparing the nine-month periods. The increase for the quarter is a result of the completion of several large projects during

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (CONTINUED)

the third quarter of 2002. Depreciation and amortization expense is anticipated to increase further in the fourth quarter as several other large projects are completed and put into service. Also contributing to the increase in furniture and equipment expense was higher equipment maintenance expense of $3,000 and $12,000 for the respective three and nine month periods.

Marketing expense increased $23,000 to $114,000 for the quarter ended September 30, 2002 and $43,000 to $375,000 when comparing the nine-month periods. For the three-month period advertising and promotions expense increased $12,000 while donation and contribution expense increased $10,000. For the nine month period donation and contribution expense increased $46,000. This is a result of an increase in contributions and sponsorships to charities, clubs and community events in the local communities we serve.

Third party services are comprised of professional services including legal, accounting and auditing and consulting services as well as fees paid to outside vendors for support services of day-to-day operations. These include Trust services, retail non-deposit services, correspondent banking services, investment security safekeeping and supply management services, to name a few. Third party services expense was $161,000 in the third quarter of 2002 compared to $136,000 for the third quarter of 2001. For the nine-month periods ended September 30, 2002 and 2001 third party service expense was $440,000 and $355,000, respectively. Consultant expense increased $20,000 when comparing the two quarters and $44,000 when comparing the nine-month periods. Consulting related to the implementation of a document imaging system accounts for most of the increase when comparing the two quarters. For the nine-month period the increase is a result of this expense plus the development of a bank-wide sales initiative that is focused on sales training. In conjunction with this program is a service initiative that will work to enhance the exceptional personal service that our customers deserve.

Third party costs related to the operation of the trust department decreased $5,000 for the quarter but increased $6,000 when comparing the respective nine-month periods. Increased expenses related to correspondent banking activity, security safekeeping and auditing and accounting fees also contributed to the increase in third party service expense for both the three-month and nine-month periods.

The major categories that comprise other expense are regulatory costs, insurance costs, membership fees, courier expense, ATM and debit card expense and directors fees. When comparing the three-month periods ended September 30, 2002 and 2001 total other expense increased $22,000 to $338,000. Contributing to this increase was a $7,000 increase in employee training costs, a $5,000 increase in charged-off checking accounts, a $4,000 increase in the Comptroller of the Currency assessment and an $2,000 increase in ATM and debit card expenses. For the nine-month period total other expense increased $66,000 or
7.2 percent to $978,000. Contributing to this increase was an $11,000 increase in employee training expense, a $22,000 increase in charged-off checking accounts, a $14,000 increase in the Comptroller of the Currency assessment and a $22,000 increase in ATM and debit card expenses.

INCOME TAXES

Applicable income taxes and effective tax rates were $282,000 or 18.3 percent for the three-month period ended September 30, 2002, and $329,000 or 21.4 percent for the same period in 2001. For the nine-month period applicable income taxes and effective rates were $913,000 or 19.0 percent and $863,000 or
20.3 percent, respectively. The reduction in the effective tax rate when comparing 2002 to 2001 is a result of an increase in income from tax-exempt municipal securities and bank owned life insurance relative to total pre-tax income.

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

INCOME TAXES (CONTINUED)

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 2002, QNB's net deferred tax liability was $1,011,000. A deferred tax asset of $741,000 relating to the allowance for loan losses and $289,000 related to unrealized losses on the impairment of equity securities was offset by a deferred tax liability of $1,964,000 resulting from the SFAS No. 115 adjustment for available-for-sale investment securities. At September 30, 2001, QNB had a net deferred tax liability of $224,000. This deferred tax liability was a result of the SFAS No. 115 adjustment for available-for-sale securities of $998,000 relating to the unrealized holding gain on these securities. Partially offsetting this liability was a deferred tax asset of $753,000 relating to the allowance for loan losses. An increase in the market value of the available-for-sale investment portfolio resulting from declining interest rates accounts for the increase in the deferred tax liability when comparing the two periods.

BALANCE SHEET ANALYSIS

The Balance Sheet Analysis reviews average balance sheet data for the nine months ended September 30, 2002 and 2001, as well as the period ending balances as of September 30, 2002 and December 31, 2001.

Average earning assets for the nine-month period ended September 30, 2002 increased $63,831,000 or 16.7 percent to $444,934,000 from $381,103,000 for the nine months ended September 30, 2001. Average investments increased $42,664,000 while average loans and Federal funds sold increased $18,962,000 and $2,217,000, respectively. The large increase in the investment portfolio is the result of the strong growth in deposits as well as the additional borrowings from the FHLB. These borrowings were used to fund specific investment strategies. The additional advances from the FHLB averaged $7,022,000 more for the first nine months of 2002 compared to the same period in 2001.

The 10.1 percent increase in average loans is a result of the development of a business development and calling program encompassing lending personnel, branch personnel and executive management. The focus of this program is to both develop new lending and deposit relationships as well as strengthen existing relationships. The addition of the new branch location and geographic market was also key to the growth in loans, especially commercial loans. The entrance into the Souderton market has provided an opportunity to develop new relationships. QNB will continue to cultivate this market for new opportunities. Average commercial loans increased $10,116,000 while average residential mortgage loans and consumer loans increased $2,317,000 and $6,584,000 when comparing the first nine months of 2002 to the first nine months of 2001. This loan growth was achieved during the slow growth economic environment of 2001 and 2002. The increase in average commercial loans was primarily in the categories of loans secured by real estate and tax-exempt loans. The increase in residential mortgage loans is a result of the increase in the amount of variable rate loans, primarily loans that have a fixed rate for the first seven years than adjust annually thereafter. The amount of fixed rate mortgage loans held in portfolio has decreased by 9.0 percent as management has decided to reduce the amount of 15 year fixed rate mortgage loans retained in this low interest rate environment. QNB continues to sell the majority of its fixed rate residential mortgage loans. The increase in consumer loans is the result of aggressive fixed rate home equity loan promotions and pricing. Home equity loans have also been popular with consumers; especially those refinancing existing residential mortgage loans, because they have lower origination costs than residential mortgage loans.

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

BALANCE SHEET ANALYSIS (CONTINUED)

In addition to borrowing from the Federal Home Loan Bank, the growth in average earning assets was funded by increases in non-interest-bearing and interest-bearing deposit accounts. Average non-interest bearing demand accounts increased $8,298,000 or 24.2 percent, while interest-bearing deposit accounts increased $53,512,000 or 19.7 percent. The growth in average interest-bearing deposit accounts is primarily centered in time deposits, which increased $41,528,000 or 28.1 percent. Included in that amount is an increase in average time deposits over $100,000 of $24,868,000 or 107.5 percent. For customers, time deposits, particularly those with maturities of one year or less, have provided relative value compared to rates on money market and savings accounts. One such deposit is the "Flex 12" certificate of deposit. This product has a twelve-month maturity, allows for one no-penalty withdrawal, enables the holder to add funds to the account, and pays a competitive interest rate. Average interest bearing transaction accounts increased $8,840,000 or 17.8 percent and average savings accounts increased $4,483,000 or 12.2 percent when comparing the first nine months of 2002 to the first nine months of 2001. During this same period average money market accounts decreased by $1,339,000 or 3.5 percent. The increase in average interest bearing transaction accounts is partially the result of acquiring the deposit relationship of one of the local school districts during the third quarter of 2002.

Total assets at September 30, 2002 were $505,173,000, compared with $451,274,000 at December 31, 2001, an increase of 11.9 percent for the year. The increase in assets from December 31, 2001 to September 30, 2002 is primarily centered in investment securities, loans and federal funds sold, which increased $38,321,000, $8,049,000 and $7,977,000, respectively. This growth was primarily funded by a $40,808,000 increase in total deposits. Total deposits increased from $344,731,000 at December 31, 2001 to $385,539,000 at September 30, 2002. Uncertainty in the equity markets has resulted in the continuing growth of total deposits. Non-interest bearing and interest bearing demand accounts increased by $7,384,000 and $13,314,000, respectively when comparing September 30, 2002 to December 31, 2001. The increase in non-interest bearing deposits is primarily the result of the popularity of the "free checking" product introduced at the end of 2001. The growth in interest-bearing demand accounts primarily relates to the school district account acquired during the third quarter of 2002. During this same period money market accounts and savings accounts increased by $2,815,000 and $5,197,000, respectively while time deposits increased by $12,098,000.

At September 30, 2002 the fair value of investment securities available-for-sale was $212,760,000 or $5,473,000 above the amortized cost of $207,287,000. This compares to a fair value of $168,102,000 or $1,666,000 above the amortized cost of $166,436,000 at December 31, 2001. An unrealized holding gain, net of taxes, of $3,509,000 and $1,099,000 was recorded as an increase to shareholders' equity at September 30, 2002 and December 31, 2001, respectively. Interest rates, which had risen during the first quarter of 2002, declined sharply during the second and third quarters of 2002. This resulted in the increase in the unrealized gain in the portfolio. The growth in the portfolio is primarily a result of the growth in deposits exceeding the growth in loans. Despite the growth in the portfolio, the composition of the portfolio has not changed significantly since December 31, 2001. During the second quarter of 2002, management and the Board approved that all future purchases of investment securities will be categorized as available-for-sale. While there is the potential for increased volatility of shareholder's equity due to market value changes, management believes it will provide for more flexibility in managing the portfolio.

The available-for-sale portfolio had a weighted average maturity of approximately 4 years and 7 months at September 30, 2002 and 5 years, 5 months at December 31, 2001. The weighted average tax-equivalent yield was 5.62 percent and 6.29 percent at September 30, 2002 and December 31, 2001. The weighted average maturity is

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

BALANCE SHEET ANALYSIS (CONTINUED)

based on the stated contractual maturity of all securities except for mortgage-backed securities and CMOs, which are based on estimated average life. The maturity of the portfolio may be shorter because of call features in many debt securities and because of prepayments on mortgage-backed securities and CMOs. The interest rate sensitivity analysis reflects the repricing term of the securities portfolio based upon estimated call dates and anticipated cash flows assuming management's most likely interest rate environment. The expected repricing term of the available-for-sale portfolio was 2 years, 11 months at September 30, 2002 and 4 years at December 31, 2001, based on these assumptions. The decline in the weighted average maturity and expected repricing term is a function of declining interest rates that increases the prepayments on mortgage-backed securities and CMOs as well as the likelihood of securities with call options to be exercised. Management's strategy of investing new funds and the reinvestment of runoff into shorter maturity and average life investments, in light of the low interest rate environment, has also had an impact on the weighted average maturity of the portfolio. The decline in the yield on the portfolio is a result of the investment of new deposits and the reinvestment of cash flow in the low interest rate environment. Also impacting the yield on the portfolio is the increase in the amortization of premiums on mortgage-backed securities and CMO's, that results from the reduction in estimated average lives of these securities as prepayments increase. QNB expects the yield on the investment portfolio to continue to decline as a result of the roll-off of higher yielding securities into lower yielding securities.

Investment securities held-to-maturity are reported at amortized cost. As of September 30, 2002 and December 31, 2001, QNB had securities classified as held-to-maturity with an amortized cost of $36,461,000 and $42,798,000 and a market value of $37,302,000 and $43,048,000, respectively. The held-to-maturity portfolio had an expected repricing term of approximately 2 years, 2 months and 3 years, 1 month at September 30, 2002 and December 31, 2001. The weighted average tax-equivalent yield was 6.15 percent and 6.28 percent at September 30, 2002 and December 31, 2001.

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

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale were $245,554,000 and $194,105,000 at September 30, 2002 and December 31, 2001. These sources were adequate to meet deposit withdrawals and loan demand during the first nine months of 2002 and should be adequate to meet normal fluctuations in loan demand and or deposit withdrawals. QNB has been able to fund the growth in earning assets during the first nine months of 2002 through increased deposits and advances from the FHLB. QNB did not use its Federal funds line, overnight borrowings from the FHLB or the Federal Reserve Bank discount window to fund loan growth or deposit withdrawals during the first nine months of 2002. Approximately $64,237,000 and $47,997,000 of available-for-sale securities at September 30, 2002 and

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY (CONTINUED)

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

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. QNB's cash and cash equivalents decreased $596,000 to $17,624,000 at September 30, 2002. This compares to a $488,000 decrease during the first nine months of 2001.

After adjusting net income for non-cash transactions, operating activities provided $4,645,000 in cash flow in the first nine months of 2002, compared to $5,284,000 in the same period of 2001. The decrease in cash provided by operating activities when comparing the two periods relates to a reduction in other liabilities in 2002. The decrease in other liabilities relates to the purchase of a security in December 2001, that the broker failed to deliver until January 2002. The purchase was booked as an investment since QNB was the owner and a liability was recorded. The historically low interest rate environment of 2002 has resulted in an increase in residential mortgage loan activity. For the first nine months of 2002, $13,711,000 of mortgages-held-for sale were originated compared to $7,084,000 for the same period in 2001. Proceeds from the sale of residential mortgages were $13,477,000 and $6,732,000 during the first nine months of 2002 and 2001.

Net cash used by investing activities was $53,159,000 during the first nine months of 2002. Loan growth created a net increase in loans and a use of cash of $9,319,000. In addition, the purchase of investment securities exceeded the maturity, call and sale of securities by $35,441,000 during the first nine months of 2002. This activity relates to the deployment of the deposit growth experienced in 2002 as well as the reinvestment of proceeds from calls and prepayments of securities that continue to accelerate, as interest rates remain low. Another use of cash was the increase in Federal funds sold of $7,977,000. Management has elected, in light of the significant growth in deposits and the potential volatility of these deposits, to keep a higher level of Federal funds despite the low earnings rate.

Net cash used by investing activities was $58,380,000 during the first nine months of 2001. The purchase of investment securities exceeded the maturity, call and sale of securities by $41,654,000 during the first nine months of 2001. This increase partially relates to the $25,000,000 in purchases as part of the leverage transaction as well as the result of the increase in deposits during the first nine months of 2001. The large amount of proceeds from investment securities relates to the decline in interest rates which resulted in the pre-funding of callable agency bonds and increased the influx of cash flow on mortgage related securities. Growth in loans created a net increase in loans of $19,222,000 during the first nine months of 2001. A decrease in federal funds sold of $2,678,000 provided cash during the first nine months of 2001.

Net cash provided by financing activities was $47,918,000 during the first nine months of 2002 and $52,608,000 during the nine months of 2001. A $33,424,000 increase in interest-bearing deposits and a $7,384,000 increase in non-interest bearing demand deposits was the main source of funding during the first nine months of 2002. An additional $2,000,000 advance from the FHLB and an increase in short-term borrowings, primarily cash management accounts, of $6,436,000 also provided funding during 2002. The $1,385,000 payment for the cash dividend, an 11.7 percent increase from 2001, was a use of cash in 2002. The large increase in cash provided by financing activities in 2001 was a result of the $25,000,000 in advances from the Federal

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY (CONTINUED)

Home Loan Bank as well as a $25,957,000 increase in time deposits. The cash dividend, which was increased by 12.5 percent in 2001, of $1,240,000 and the purchase of $435,000 of treasury stock during the first nine months of 2001 were both a use of cash and a reduction to shareholders' equity.

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB's shareholders' equity at September 30, 2002 was $40,188,000 or 7.96 percent of total assets compared to shareholders' equity of $35,219,000 or 7.80 percent at December 31, 2001. Shareholders' equity at September 30, 2002 includes a positive adjustment of $3,509,000 related to unrealized holding gains, net of taxes, on investment securities available-for-sale, while shareholders' equity at December 31, 2001 includes a positive adjustment of $1,099,000. Without these adjustments shareholders' equity to total assets would have been 7.26 percent and 7.56 percent at September 30, 2002 and December 31, 2001. The decline in the capital to asset ratio is a result of the significant growth in deposits and the resultant growth in assets during the first nine months of 2002 exceeding the growth in equity.

On March 30, 2000, the Board of Directors of QNB Corp. approved a plan to repurchase up to 4.99 percent or 79,180 shares of QNB Corp's outstanding common stock in open market and privately negotiated transactions. As of September 30, 2002 and December 31, 2001, 53,343 shares had been repurchased at an average cost of $28.01 per share. These shares are recorded as Treasury stock at cost and reduce total shareholder's equity.

Shareholders' equity averaged $35,278,000 for the first nine months of 2002 and $32,756,000 during all of 2001, an increase of 7.7 percent. The ratio of average total equity to average total assets declined to 7.43 percent for 2002, compared to 7.93 percent for 2001. The decrease in the equity to asset ratio is a function of the tremendous growth in average assets during the last quarter of 2001 and the first nine months of 2002. The stock repurchase plan mentioned above also contributed to the decline in the ratio.

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

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based and 4.00 percent for leverage. Under the requirements, QNB has a Tier I capital ratio of 12.33 percent and 12.37 percent, a total risk-based ratio of 13.32 percent and 13.42 percent and a leverage ratio of
7.42 percent and 7.78 percent at September 30, 2002 and December 31, 2001, respectively. The decline in the leverage ratio is a result of the significant increase in average assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At September 30, 2002 and December 31, 2001

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

CAPITAL (CONTINUED)

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

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At September 30, 2002, interest-earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $201,127,000. Interest-sensitive liabilities scheduled to mature or reprice within one year were $200,795,000. The one-year cumulative gap, which reflects QNB's interest sensitivity over a period of time, was a positive $332,000 at September 30, 2002. The cumulative one-year gap equals .07 percent of total rate sensitive assets. This slightly positive or asset sensitive gap position at September 30, 2002 will generally benefit QNB in a rising interest rate environment, while falling interest rates could negatively impact QNB. At June 30, 2002 and March 31, 2002, QNB had negative gap positions of $17,665,000 or
3.92 percent of total rate sensitive assets and $43,780,000 or 9.62 percent of rate sensitive assets, respectively. QNB has been able to eliminate the negative gap position by extending the maturity of its time deposits by promoting time deposits with maturities of 30 months and longer. As of September 30, 2002, $127,951,000 or 67.7 percent of time deposits mature or reprice within the next twelve months. $142,369,000 or 76.2 percent of time deposits mature or reprice within the next twelve months. This compares to $142,369,000 or 76.2 percent at June 30, 2001 and

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

INTEREST RATE SENSITIVITY (CONTINUED)

$158,776,000 or 82.9 percent at March 31, 2002. The increase in cash flow from the investment portfolio resulting from the decline in interest rates has also been a factor in reducing the negative gap position.

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

Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies. Based on the simulation model, net interest income for the next twelve months is expected to increase compared to the prior twelve months. The projected increase in net interest income is principally a result of an increase in earning assets. The net interest margin in the base case is anticipated to be slightly below 2002 levels as rates on earning assets continue to decline to a greater degree than rates on funding sources.

If interest rates are 100 basis points higher than management's base case interest rate environment, the simulation model projects net interest income for the next twelve months to be slightly higher than the base case scenario. If interest rates are 100 basis points lower than management's base case interest rate environment, the model projects net interest income for the next twelve months to be lower than the base case scenario. These results are consistent with the results indicated by the gap analysis. However, the chart that follows shows some of the inherent weaknesses of gap analysis as net interest income does not increase or decrease by the same percentage in a changing rate environment. In addition, the simulation results show that net interest income actually declines as interest rates increase further. Gap analysis does not take into consideration interest rate floors on deposit accounts or optionality found in the investment portfolio.

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

The nature of QNB's current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At September 30, 2002, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

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

-------------------------------------------------------------------------------------------------------------
Change in Interest Rates                       Net Interest Income      Dollar Change        Percent Change
-------------------------------------------------------------------------------------------------------------
+300 Basis Points.......................             $15,719              $   (80)                 (.51)%
+200 Basis Points.......................              15,953                  154                   .97
+100 Basis Points.......................              16,047                  248                  1.57
FLAT RATE...............................              15,799                    -                     -
-100 Basis Points.......................              14,928                 (871)                (5.51)
-200 Basis Points.......................              13,981               (1,818)               (11.51)
-300 Basis Points.......................              13,126               (2,673)               (16.92)

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                          PART II.  OTHER INFORMATION

                               SEPTEMBER 30, 2002

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

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                               SEPTEMBER 30, 2002

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

                 None

                                   Form 10-Q

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                QNB Corp.

Date:  November 12, 2002                        By: /s/ Thomas J. Bisko
                                                    ------------------------
                                                Thomas J. Bisko
                                                President/CEO

Date:  November 12, 2002                        By: /s/ Robert C. Werner
                                                    ------------------------
                                                Robert C. Werner
                                                Vice President

Date:  November 12, 2002                        By: /s/ Bret H. Krevolin
                                                    ------------------------
                                                Bret H. Krevolin
                                                Chief Accounting Officer

                                   Form 10-Q

                                 CERTIFICATION

I, Thomas J. Bisko, President and CEO, certify, that:

         1.  I have reviewed this quarterly report on Form 10-Q of QNB Corp.

         2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                        By: /s/ Thomas J. Bisko
                                                Thomas J. Bisko
                                                President and CEO

                                 CERTIFICATION

I, Bret H. Krevolin, Chief Accounting Officer, certify, that:

         1.  I have reviewed this quarterly report on Form 10-Q of QNB Corp.

         2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                        By: /s/ Bret H. Krevolin
                                                Bret H. Krevolin
                                                Chief Accounting Officer