Form 10-K
period 2002-12-31
QNB CORP
filed 2003-03-31
CIK 750558

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------


                                    FORM 10-K
                                    ---------

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended  DECEMBER 31, 2002

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from____________________to

                   Commission file number   0-17706

                                             QNB CORP.
------------------------------------------------------
             (Exact name of registrant as specified in its charter)

PENNSYLVANIA                                  23-2318082
-------------------------------              -----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

10 NORTH THIRD STREET, QUAKERTOWN, PA                            18951-9005
-------------------------------------                            ----------
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

_______________________________   ______________________________________________

_______________________________   ______________________________________________



Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $1.25 PAR VALUE
-------------------------------------------------------
                                (Title of class)


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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

    As of March 20, 2003, 1,545,321 shares of Common Stock of the registrant were outstanding. As of June 28, 2002, the aggregate market value of the Common Stock of the registrant, held by nonaffiliates was approximately $44,703,097.


                                         DOCUMENTS INCORPORATED BY REFERENCE


Annual Report to Stockholders for 2002   -    Part I, Item 3
                                              Part II, Items 6, 7 and 8

Proxy Statement dated April 21, 2003     -    Part III, Items 10, 11, 12 and 13

                                 FORM 10-K INDEX


PART I                                                                     PAGE

Item 1       Business........................................................4

Item 2       Properties.....................................................14

Item 3       Legal Proceedings..............................................15

Item 4       Submission of Matters to a Vote of Security Holders............15


PART II

Item 5       Market for Registrant's Common Stock and Related
                   Stockholder Matters......................................16

Item 6       Selected Financial Data........................................16

Item 7       Management's Discussion and Analysis of Financial
                   Condition and Results of Operation.......................16

Item 7A      Quantitative and Qualitative Disclosures about
                   Market Risk..............................................16

Item 8       Financial Statements and Supplementary Data....................16

Item 9       Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure......................16

PART III

Item 10      Directors and Executive Officers of the Registrant.............17

Item 11      Executive Compensation.........................................17

Item 12      Security Ownership of Certain Beneficial Owners
                   and Management...........................................17

Item 13      Certain Relationships and Related Transactions.................17

Item 14      Controls and Procedures .......................................17

PART IV

Item 15      Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K......................................19

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

         The Quakertown National Bank is a full-service commercial bank that provides most major financial services. The Quakertown National Bank's principal office is located in Bucks County, Pennsylvania. The Quakertown National Bank also operates six other full-service branches, an operations facility and an administrative office. For more information relating to The Quakertown National Bank's properties, see Item 2. Properties. The Quakertown National Bank had 130 full-time employees and 37 part-time employees, at March 7, 2003. There are employees of The Quakertown National Bank who are also employees of QNB Corp.

         As of December 31, 2002, QNB Corp., on a consolidated basis, had total assets of $503,430,000, total deposits of $388,913,000, and total shareholders' equity of $40,914,000.

         We have made forward-looking statements in this document and in documents that we incorporate by reference that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of QNB Corp., The Quakertown National Bank or the combined company. When we use words such as "believes," or "expects," "anticipates" or similar expressions, we are making forward-looking statements.

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

         o  rapidly changing technology;

         o the risk that our analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

See also, page 9 of QNB Corp.'s 2002 Annual Report to Shareholders, "Management's Discussion and Analysis-Consolidated Financial Review" incorporated herein by reference, which page is included at Exhibit 13.

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

LENDING ACTIVITIES

         GENERAL. The Quakertown National Bank offers a variety of loan products to its customers; including residential real estate mortgages, commercial, construction, home equity, business, consumer, and student loans. The Quakertown National Bank's loan portfolio totaled $216,850,000 and $202,211,000 at December 31, 2002 and 2001, respectively. The portfolio represented approximately 43.1% and 44.8% of The Quakertown National Bank's total assets at December 31, 2002 and 2001, respectively.

         RESIDENTIAL MORTGAGE LOANS. The Quakertown National Bank offers primarily 1 and 3 year adjustable rate mortgages, 7 year balloon mortgages, and 15, 20 and 30 year fixed rate loans. The Quakertown National Bank has generally sold, without recourse, its mortgage loans in the secondary mortgage market. During 2002 and 2001, substantially all originations of loans to individuals for residential mortgages with maturities of 15 years or greater were sold in the secondary market.

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

         The Quakertown National Bank also offers home equity loans and lines of credit which are included in real estate residential loans. Also, included in this category are commercial purpose loans that are secured by residential real estate. Real estate residential loans in the aggregate amount of $88,831,000 and $78,419,000 represented 40.9% and 38.7% of gross loans at December 31, 2002 and 2001.

         COMMERCIAL LOANS. The Quakertown National Bank offers commercial loans, including lines of credit or commitment, term loans, commercial mortgages, letters of credit, and tax-free loans.

         The Quakertown National Bank's commercial and industrial loan portfolio was $39,546,000 and $39,694,000 at December 31, 2002 and 2001, respectively.
Commercial and industrial loans represented approximately 18.2% and 19.6% of The Quakertown National Bank's total gross loans at December 31, 2002 and 2001, respectively. Although a certain amount of these loans are considered unsecured, the majority are secured by non-real estate collateral, such as equipment, vehicles, accounts receivable and inventory.

         Commercial real estate loans, in the aggregate amount of $74,125,000 and $71,112,000, represented 34.1% and 35.1% of The Quakertown National Bank's gross loan portfolio at December 31, 2002 and 2001, respectively, while construction loans, including commercial and residential, were $7,687,000 and $3,989,000 for the same periods. Commercial real estate loans include all loans collateralized at least in part by commercial real estate, but may not be for the expressed purpose of conducting commercial real estate transactions.

         Construction, commercial and industrial, and commercial real estate lending generally entails significant additional risk as compared with residential mortgage lending. These loans typically involve larger loan balances to single borrowers or groups of related borrowers.

         CONSUMER LOANS. The Quakertown National Bank's consumer loan portfolio totaled $6,748,000 and $6,645,000 at December 31, 2002 and 2001, respectively. Consumer loans represented 3.1% and 3.3% of The Quakertown National Bank's total gross loans at December 31, 2002 and 2001, respectively. Consumer loans include automobile loans, student loans and other consumer type credit not secured by real estate.

INVESTMENT ACTIVITIES

         At December 31, 2002 and 2001, QNB Corp.'s investment portfolio, on a consolidated aggregate basis, was $244,477,000 and $210,900,000. The portfolio consisted primarily of United States government and federal agency obligations, mortgage-backed securities, collateralized mortgage obligations (CMO) and state and municipal securities. Subject to applicable limits, The Quakertown National Bank is also permitted to invest in corporate bonds and QNB Corp. is permitted to invest in equity securities. The Quakertown National Bank accounts for its investments based on Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Quakertown National Bank records investment securities available-for-sale at market value with the unrealized holding gains and losses, net of tax, excluded from earnings and reported as accumulated comprensive gain, a separate component of shareholders' equity. The Quakertown National Bank records investment securities held-to-maturity at amortized cost. At December 31, 2002 and 2001, the balance of the available-for-sale portfolio was $214,741,000 and $168,102,000 and the balance of the held-to-maturity portfolio was $29,736,000 and $42,798,000, respectively.

         The Quakertown National Bank views its investment portfolio as a secondary source of liquidity and stable earnings. The Chief Operating Officer, the Chief Financial Officer, or either of them, together with one other member of the investment committee, make decisions concerning the selection of investments for The Quakertown National Bank's portfolio. The investment committee meets at least quarterly to review the investment portfolio and future investment strategies. The Quakertown National Bank's investment policy, as approved by the Board of Directors, dictates the maturity and types of investments for The Quakertown National Bank. The Quakertown National Bank's strategy had been to invest in:

         o Short and medium term United States government and federal agency obligations and callable bonds;

         o Medium to longer term collateralized mortgage obligations (CMOs) and mortgage-backed securities;

         o  State and municipal securities; and

         o  AAA and AA Corporate bonds.

With the sharp decline in interest rates during 2002, the strategy has changed slightly to invest in shorter average life and duration mortgage-backed securities and CMOs. These types of structures will provide cash flow to reinvest when rates go higher.

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

The Federal Deposit Insurance Corporation insures deposits of The Quakertown National Bank up to $100,000.

             BORROWINGS. The Quakertown National Bank is a member of the Federal Home Loan Bank of Pittsburgh. As a member, The Quakertown National Bank may obtain advances from the Federal Home Loan Bank secured by otherwise unencumbered qualifying assets including 1-4 family residential mortgage loans and United States government agency notes, bonds and mortgage-backed securities. The Quakertown National Bank pledges its Federal Home Loan Bank stock to secure these advances. Advances are made under several different credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to expand lending and investment activities. At December 31, 2002, The Quakertown National Bank had $55,000,000 in outstanding advances. In addition, The Quakertown National Bank has a $5,000,000 unsecured federal funds line granted by its correspondent bank.

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

In addition, The Quakertown National Bank, like other commercial banks, encounters competition from other non-bank financial institutions including:

         o  Savings banks;
         o  Savings and loan associations;
         o  Insurance companies;
         o  Credit unions;
         o  Finance companies;

         o  Mutual funds;
         o  Securities brokerage firms;
         o  Money market funds; and
         o  Government agencies.

In addition, large regional and national banks located in Philadelphia and Allentown are active in servicing companies based in The Quakertown National Bank's market area.

         For additional information with respect to QNB Corp.'s business activities, see Part II, Item 7 of this Annual Report on Form 10-K.

SUPERVISION AND REGULATION

         QNB Corp. and its subsidiary, The Quakertown National Bank, operate in a heavily regulated environment. The general cost of compliance with numerous federal and state laws and regulations currently has, and in the future may have, a negative impact on the results of operations of QNB Corp. and The Quakertown National Bank. See page 34 of QNB Corp.'s 2002 Annual Report to Shareholders, incorporated herein by reference, which page is attached at
Exhibit 13.

         From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of QNB Corp. and The Quakertown National Bank. We cannot predict whether such legislation will be adopted or, if adopted, how such legislation would affect the business of QNB Corp. and The Quakertown National Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, QNB Corp.'s and The Quakertown National Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the cost of doing business. Except as specifically described above, management believes that the effect of the provisions of the aforementioned legislation on the liquidity, capital resources, and results of operations of QNB Corp. will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on QNB Corp.'s results of operations.

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

         RISK-BASED CAPITAL. The Federal Reserve Board, the FDIC and the Comptroller of the Currency have issued certain risk-based capital guidelines, which supplement existing capital requirements. See page 31 of QNB Corp.'s 2002

Annual Report to Shareholders for information concerning QNB Corp.'s capital ratios, incorporated here by reference, which page is included at Exhibit 13.

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

         The Office of the Comptroller of the Currency regulates all areas of a national bank's commercial banking operations including loans, mergers, establishment of branches and other aspects of operations. The Office of the Comptroller of the Currency also regulates the level of dividends which can be declared. For more information, see page 53 of QNB Corp.'s 2002 Annual Report to Shareholders, "Notes to Consolidated Financial Statements-Note 21-Regulatory Restrictions," incorporated herein by reference, which page is included at
Exhibit 13.

         The Quakertown National Bank is also regulated by the Federal Reserve System and the Federal Deposit Insurance Corporation. The major function of the Federal Deposit Insurance Corporation with respect to insured member banks is to pay depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors.

         Federal Deposit Insurance Corporation insured banks are subject to certain Federal Deposit Insurance Corporation requirements designed to maintain the safety and soundness of individual banks and the banking system. In addition, the Federal Deposit Insurance Corporation along with the Comptroller of the Currency and the Federal Reserve Board has adopted regulations which define and set the minimum requirements for capital adequacy based on risk. See pages 31 and 32 of QNB Corp's 2002 Annual Report to Shareholders, "Management's Discussion and Analysis-Capital Adequacy," incorporated by reference herein, which pages are included at Exhibit 13. The Federal Reserve Board, the Federal Deposit Insurance Corporation and Federal and State law extensively regulate other various aspects of the banking business, including, but not limited to, permissible types and amounts of loans, investments and other activities, branching, interest rates on loans and the safety and soundness of banking practices.

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

FEDERAL RESERVE BOARD REQUIREMENTS

         Regulation D of the Federal Reserve Board imposes reserve requirements on all depository institutions, including The Quakertown National Bank, that maintain transaction accounts or non-personal time and savings accounts. These reserves may be in the form of cash or non-interest bearing deposits with the Philadelphia Federal Reserve Bank. Under current Regulation D, The Quakertown National Bank must establish reserves equal to 3.0% of the first $41.3 million of net transaction accounts and 10.0% of the remainder. The reserve requirement on non-personal savings and time deposits is 0.0%. Demand balances due from depository institutions in the United States are used as a deduction against the reserve. At December 31, 2002, The Quakertown National Bank met applicable Federal Reserve Board reserve requirements.

RECENT LEGISLATION

         FINANCIAL SERVICES MODERNIZATION LEGISLATION. In November 1999, the Gramm-Leach-Bliley Act of 1999, or the GLB, was enacted. The GLB repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities, and which restricted officer, director or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.

         In addition, the GLB also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a "financial holding company." "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

         The GLB also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

         To the extent that the GLB permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLB is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess.

Nevertheless, the GLB may have the result of increasing the amount of competition that QNB Corp. faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than QNB Corp. has.

         USA PATRIOT ACT OF 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

         IMLAFATA. As part of the USA Patriot Act, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (IMLAFATA). IMLAFATA amended the Bank Secrecy Act and adopted certain additional measures that increase the obligation of financial institutions, including The Quakertown National Bank, to identify their customers, watch for and report upon suspicious transactions, respond to requests for information by federal banking regulatory authorities and law enforcement agencies, and share information with other financial institutions. The Secretary of the Treasury has adopted several regulations to implement these provisions. The Quakertown National Bank is also barred from dealing with foreign "shell" banks. In addition, IMLAFATA expands the circumstances under which funds in a bank account may be forfeited. IMLAFATA also amended the BHC Act and the Bank Merger Act to require the federal banking regulatory authorities to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application to expand operations. The Quakertown National Bank has in place a Bank Secrecy Act compliance program.

         SARBANES-OXLEY ACT OF 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The stated goals of the Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

        The Act is the most far-reaching U.S. securities legislation enacted in decades. The Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. Due to the SEC's extensive role in implementing rules relating to many of the Act's new requirements, the final scope of these requirements remains to be determined.

        The Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC. The Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

         The Act addresses, among other matters:

         o  audit committees for all reporting companies;
         o certification of financial statements by the chief executive officer and the chief financial officer;
         o the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;
         o a prohibition on insider trading during pension plan black out periods;
         o  disclosure of off-balance sheet transactions;
         o a prohibition on personal loans to directors and officers; expedited filing requirements for Forms 4's;
         o disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
         o  "real time" filing of periodic reports;
         o  the formation of a public accounting oversight board;
         o  auditor independence; and
         o various increased criminal penalties for violations of securities laws.

        The Act contains provisions that were effective upon enactment on July 30, 2002 and provisions that will be phased in for up to one year after enactment. The SEC was delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

         REGULATION W. Transactions between a bank and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank's holding company and companies that are under common control with the bank. QNB Corp. is considered to be an affiliate of The Quakertown National Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates:

         o to an amount equal to 10% of the bank's capital and surplus, in the case of covered transactions with any one affiliate; and
         o to an amount equal to 20% of the bank's capital and surplus, in the case of covered transactions with all affiliates.

        In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" includes:

         o  a loan or extension of credit to an affiliate;
         o a purchase of, or an investment in, securities issued by an affiliate;

         o  a purchase of assets from an affiliate, with some exceptions;
         o the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and
         o the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

         In addition, under Regulation W:

         o a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
         o covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
         o  with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

         Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus.

ITEM 2.  PROPERTIES

         The Quakertown National Bank and QNB Corp.'s main office is located at 10 North Third Street, Quakertown, Pennsylvania. The Quakertown National Bank conducts business from its main office and six other retail offices located in Upper Bucks, Southern Lehigh, and Northern Montgomery Counties. The Quakertown National Bank owns its main office, two retail locations, its operations facility, and the computer facility. The Quakertown National Bank leases its remaining retail properties. The leases on the properties generally contain renewal options. Management considers that its facilities are adequate for its business.

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

Coopersburg, Pa.       -   Coopersburg Branch                          Owned
                           51 South Third Street
Perkasie, Pa.          -   Perkasie Branch                             Owned
                           607 Chestnut Street
Hilltown Township, Pa. -   Souderton Branch                            Leased
                           750 Route 113

         In management's opinion, these properties are in good condition and are adequate for QNB Corp.'s purposes.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

         QNB Corp. had 697 shareholders of record as of March 20, 2003; however, QNB Corp. believes, based on the number of annual reports and proxy statements requested by nominee holders of QNB Corp.'s Common Stock, that the number of beneficial holders exceeds 980. See Page 55 of the 2002 Annual Report to Shareholders, "Corporate Information-Stock Information" and page 53 of the 2002 Annual Report to Shareholders, "Notes to Consolidated Financial Statements-Note 21-Regulatory Restrictions," incorporated herein by reference, which pages are attached at Exhibit 13.

ITEM 6.  SELECTED FINANCIAL AND OTHER DATA

         The information required by Item 6 is incorporated by reference to the information appearing under the caption "Selected Financial and Other Data" on page 35 of the 2002 Annual Report to Shareholders, incorporated herein by reference, which page is attached at Exhibit 13.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The information required by Item 7 is incorporated by reference to the information appearing under the caption "Management's Discussion and Analysis" on pages 8 to 35 of the 2002 Annual Report to Shareholders, incorporated herein by reference, which pages are attached at Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by Item 7A is incorporated by reference to the information appearing under the caption "Interest Rate Sensitivity" on pages 33 and 34 of the 2002 Annual Report to Shareholders, which pages are attached at
Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 8 and the auditor's report are incorporated by reference to pages 36 to 55 of the 2002 Annual Report to Shareholders, which pages are attached at Exhibit 13.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item, relating to directors, executive officers, control persons is set forth in the sections captioned "Election of Directors" and "Executive Officers of Registrant" of QNB Corp.'s definitive proxy statement to be used in connection with the 2003 Annual Meeting of Shareholders, on pages 6 and 17, which pages are incorporated herein by reference.

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

         Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Form 5s were required for those persons. QNB Corp. believes that during the period January 1, 2002 through December 31, 2002, its officers and directors were in compliance with all filing requirements applicable to them, except for Norman L. Baringer, who filed one form late reporting one transaction and Henry L. Rosenberger, who filed one form late reporting one transaction.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference to the information appearing under the caption "Executive Compensation" in QNB Corp.'s definitive proxy statement to be used in connection with the 2003 Annual Meeting of Shareholders, on pages 10-14, which pages are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required by Item 12 is incorporated by reference to the information appearing under the caption "Securities Ownership of Management" in QNB Corp.'s definitive proxy statement to be used in connection with the 2003 Annual Meeting of Shareholders, on pages 3-5, which pages are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference to the information appearing under the caption "Related Transactions" in QNB Corp.'s definitive proxy statement to be used in connection with the 2003 Annual Meeting of Shareholders, on page 17, which page is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

        Within 90 days prior to the date of this Form 10-K, QNB Corp. carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, QNB Corp.'s disclosure controls and procedures are effective in timely alerting them to material information relating to QNB Corp. (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in QNB Corp.'s internal controls or, to its knowledge, in other factors that could significantly affect internal controls subsequent to the date QNB Corp. carried out its evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a)      1.  Financial Statements

         The following financial statements are included by reference in part II, Item 8 hereof.

                  Independent Auditors' Report
                  Consolidated Balance Sheets
                  Consolidated Statements of Income
                  Consolidated Statements of Cash Flows
                  Consolidated Statements of Changes in Shareholders' Equity Notes to Consolidated Financial Statements

         2.  Financial Statement Schedules

         The financial statement schedules required by this Item are omitted because the information is either inapplicable, not required or is in the consolidated financial statements as a part of this Report.

         3. The following exhibits are incorporated by reference herein or annexed to this Form 10-K:

           3(i)- Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrant's Form 10-Q filed with the Commission on August 13, 1998.)

           3(ii)- Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrant's Form 10-Q filed with the Commission on August 13, 1998.)

          10.1- Employment Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.1 of Registrant's Form 10-K filed with the Commission on March 31, 1999 and amended on April 3, 2002 on Form 8-K filed with the Commission on April 11, 2002).

           10.2- Salary Continuation Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K filed with the Commission on March 31,
                  1999).

           10.3- QNB Corp. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-91201 on Form S-8, filed with the Commission on November 18, 1999.)

           10.4- The Quakertown National Bank Profit Sharing and Section 401(k) Salary Deferral Plan. (Incorporated by reference to Exhibit 4C to Registration Statement No. 333- 16627 on Form S-8, filed with the Commission on November 22, 1996.)

           10.5- Change of Control Agreement between Registrant and Robert C. Werner. (Incorporated by reference to Exhibit 10.7 of Registrant's Form 10-Q filed with the Commission on November 13, 2000.)

           10.6- Change of Control Agreement between Registrant and Bret H. Krevolin. (Incorporated by reference to Exhibit 10.7 of Registrant's Form 10-Q filed with the Commission on November 13, 2000.)

           10.7- QNB Corp. 2001 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-67588 on Form S-8, filed with the Commission on August 15,
                  2001).

           11- Statement re: Computation of Earnings per Share. (Incorporated by Reference to page 44 of the 2002 Annual Report to Shareholders, "Notes to Consolidated Financial Statements-
                  Note 2-Earnings Per Share," which is included herein at
                  Exhibit 13.)

           12- Statement re: Computation of Ratios. (Incorporated by Reference to page 7 of the 2002 Annual Report to Shareholders, which is included herein at Exhibit 13.)

           13-    Excerpts from the 2002 Annual Report to Shareholders.

           21-    Subsidiaries of the Registrant.

           23-    Consent of KPMG LLP.

           99.1   Certification of Principal Executive Officer.

           99.2   Certification of Principal Financial Officer.


(b)      Reports on Form 8-K

              None.

(c) The exhibits required to be filed by this Item are listed under Item 15(a)3 above.

(d)      Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        QNB Corp.
         March 28, 2003
                                        BY:          /s/ Thomas J. Bisko
                                                     --------------------
                                                     Thomas J. Bisko
                                                     President and
                                                     Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas J. Bisko
_____________________        President, Chief Executive        March 28, 2003
  Thomas J. Bisko            Officer and Director

/s/ Robert C. Werner
_____________________        Vice President                    March 28, 2003
  Robert C. Werner

/s/ Bret H. Krevolin
_____________________        Chief Financial Officer           March 28, 2003
  Bret H. Krevolin           and Principal Accounting
                             Officer
/s/ Norman L. Baringer
_____________________        Director                          March 28, 2003
  Norman L. Baringer

/s/ Kenneth F. Brown Jr.
_____________________        Director                          March 28, 2003
  Kenneth F. Brown Jr.

/s/  Dennis Helf
_____________________        Director                          March 28, 2003
  Dennis Helf

/s/   G. Arden Link
____________________________         Director         March 28, 2003
  G. Arden Link

/s/ Charles M. Meredith, III
____________________________         Director         March 28, 2003
  Charles M. Meredith, III

/s/ Gary S. Parzych
____________________________         Director         March 28, 2003
  Gary S. Parzych

/s/ Henry L. Rosenberger
____________________________         Director         March 28, 2003
  Henry L. Rosenberger

/s/ Edgar L. Stauffer
____________________________         Director         March 28, 2003
  Edgar L. Stauffer

                                  CERTIFICATION


I, Thomas J. Bisko, President and CEO, certify, that:

         1. I have reviewed this annual report on Form 10-K of QNB Corp.

         2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 28, 2003                  By: /s/  Thomas J. Bisko
         --------------                     ----------------------------------
                                                   Thomas J. Bisko
                                                   President and CEO

                                  CERTIFICATION


I, Bret H. Krevolin, Chief Financial Officer, certify, that:

         1. I have reviewed this annual report on Form 10-K of QNB Corp.

         2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annaul report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 28, 2003                  By: /s/ Bret H. Krevolin
         --------------                  ----------------------------
                                             Bret H. Krevolin
                                             Chief Financial Officer

                                    QNB CORP.

                                    FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 2002

                                  EXHIBIT INDEX


      Exhibit

         3(i)- Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrant's Form 10-Q filed with the Commission on April 13, 1998.)

         3(ii)- Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrant's Form 10-Q filed with the Commission on April 13, 1998.)

         10.1- Employment Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.1 of Registrant's Form 10-K filed with the Commission on March 31, 1999 and amended on April 3, 2002 on Form 8-K filed with the Commission on April 11, 2002).

         10.2- Salary Continuation Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K filed with the Commission on March 31,
                  1999).

         10.3- QNB Corp. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-91201 on Form S-8, filed with the Commission on November 18, 1999.)

         10.4- The Quakertown National Bank Profit Sharing and Section 401(k) Salary Deferral Plan. (Incorporated by reference to Exhibit 4C to Registration Statement No. 333- 16627 on Form S-8, filed with the Commission on November 22, 1996.)

         10.5- Change of Control Agreement between Registrant and Robert C. Werner. (Incorporated by reference to Exhibit 10.7 of Registrant's Form 10-Q filed with the Commission on November 13, 2000.)

         10.6- Change of Control Agreement between Registrant and Bret H. Krevolin. (Incorporated by reference to Exhibit 10.7 of Registrant's Form 10-Q filed with the Commission on November 13, 2000.)

         10.7- QNB Corp. 2001 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-67588 on Form S-8, filed with the Commission on August 15,
                  2001).

         11- Statement re: Computation of Earnings per Share. (Incorporated by Reference to page 44 of the 2002 Annual Report, "Notes to Consolidated Financial Statements- Note 2-Earnings Per Share," which is included herein at Exhibit 13.)

         12- Statement re: Computation of Ratios. (Incorporated by Reference to page 7 of the 2002 Annual Report to Shareholders, which is included herein at Exhibit 13.)

         13-      Excerpts from the 2001 Annual Report to Shareholders.

         21-      Subsidiaries of the Registrant.

         23-      Consent of KPMG LLP.

         99.1     Certification of Principal Executive Officer.

         99.2     Certification of Principal Financial Officer.