Form 10-Q
period 2003-03-31
QNB CORP
filed 2003-05-14
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------



                                    FORM 10-Q

(Mark One)
  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March, 31, 2003
                              --------------------------------------------------

                                       OR
  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------



                       Commission file number     0-17706
                                             ----------------


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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).Yes        No  |X|
                                              -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                       Outstanding at May 12, 2003
Common Stock, par value $1.25                                     1,545,321

                            QNB CORP. AND SUBSIDIARY

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2003


                                      INDEX


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                                   PAGE

         Consolidated Statements of Income for Three
                  Months Ended March 31, 2003 and 2002.........................1

         Consolidated Balance Sheets at March 31, 2003
                  and December 31, 2002........................................2

         Consolidated Statements of Cash Flows for Three
                  Months Ended March 31, 2003 and 2002.........................3

         Notes to Consolidated Financial Statements............................4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION...............................9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
              MARKET RISK.....................................................25

ITEM 4.  CONTROLS AND PROCEDURES..............................................25


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................26

ITEM 2.  CHANGES IN SECURITIES................................................26

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................26

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS...............26

ITEM 5.  OTHER INFORMATION....................................................26

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................26

SIGNATURES

CERTIFICATIONS

QNB CORP. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME


                                                                                                   (in thousands, except share data)
                                                                                                              (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
     THREE MONTHS ENDED MARCH 31,                                                                               2003         2002
------------------------------------------------------------------------------------------------------------------------------------
     INTEREST INCOME
     Interest and fees on loans.........................................................................     $ 3,622      $ 3,685
     Interest and dividends on investment securities:
         Taxable........................................................................................       2,191        2,607
         Tax-exempt.....................................................................................         542          455
     Interest on Federal funds sold.....................................................................          36           48
     Interest on interest-bearing balances..............................................................           1            1
------------------------------------------------------------------------------------------------------------------------------------
              Total interest income.....................................................................       6,392        6,796
------------------------------------------------------------------------------------------------------------------------------------
     INTEREST EXPENSE
     Interest on deposits
         Interest-bearing demand accounts...............................................................         115           74
         Money market accounts..........................................................................          87          149
         Savings........................................................................................         108          118
         Time ..........................................................................................       1,165        1,592
         Time over $100,000.............................................................................         289          456
     Interest on short-term borrowings..................................................................          29           72
     Interest on Federal Home Loan Bank advances........................................................         712          710
------------------------------------------------------------------------------------------------------------------------------------
              Total interest expense....................................................................       2,505        3,171
------------------------------------------------------------------------------------------------------------------------------------
              Net interest income.......................................................................       3,887        3,625
     Provision for loan losses..........................................................................           -            -
------------------------------------------------------------------------------------------------------------------------------------
              Net interest income after provision for loan losses.......................................       3,887        3,625
------------------------------------------------------------------------------------------------------------------------------------
     NON-INTEREST INCOME
     Fees for services to customers.....................................................................         414          358
     ATM and debit card income..........................................................................         131          109
     Income on cash surrender value of insurance........................................................          77           79
     Mortgage servicing (loss) income...................................................................         (59)          15
     Net gain (loss) on investment securities available-for-sale........................................         155          (64)
     Net gain on sale of loans..........................................................................         361          141
     Other operating income.............................................................................         159           96
------------------------------------------------------------------------------------------------------------------------------------
              Total non-interest income.................................................................       1,238          734
------------------------------------------------------------------------------------------------------------------------------------
     NON-INTEREST EXPENSE
     Salaries and employee benefits.....................................................................       1,809        1,552
     Net occupancy expense..............................................................................         215          206
     Furniture and equipment expense....................................................................         270          228
     Marketing expense..................................................................................         100          144
     Third party services...............................................................................         190          134
     Telephone, postage and supplies expense............................................................         137          133
     State taxes........................................................................................          83           93
     Other expense......................................................................................         334          304
------------------------------------------------------------------------------------------------------------------------------------
              Total non-interest expense................................................................       3,138        2,794
------------------------------------------------------------------------------------------------------------------------------------
         Income before income taxes  ...................................................................       1,987        1,565
     Provision for income taxes.........................................................................         456          290
------------------------------------------------------------------------------------------------------------------------------------
         NET INCOME.....................................................................................     $ 1,531      $ 1,275
====================================================================================================================================
         NET INCOME PER SHARE - BASIC...................................................................     $   .99      $   .83
====================================================================================================================================
         NET INCOME PER SHARE - DILUTED.................................................................     $   .98      $   .82
====================================================================================================================================
         CASH DIVIDENDS PER SHARE.......................................................................     $   .33      $   .30
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

QNB CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                                                                                  (in thousands)
                                                                                                                    (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          MARCH 31,    DECEMBER 31,
                                                                                                               2003            2002
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks.................................................................................  $  21,158       $  17,476
Federal funds sold......................................................................................     10,421          10,001
------------------------------------------------------------------------------------------------------------------------------------
         Total cash and cash equivalents................................................................     31,579          27,477

Investment securities
     Available-for-sale (cost $214,038 and $209,217)....................................................    219,439         214,741
     Held-to-maturity (market value $23,487 and $30,386)................................................     22,936          29,736
Total loans, net of unearned income of $213 and $263       .............................................    229,878         216,850
     Allowance for loan losses..........................................................................     (2,933)         (2,938)
------------------------------------------------------------------------------------------------------------------------------------
         Net loans......................................................................................    226,945         213,912
Cash surrender value of insurance.......................................................................      7,478           7,397
Premises and equipment, net.............................................................................      5,443           5,497
Accrued interest receivable ............................................................................      2,436           2,710
Other assets............................................................................................      2,239           1,960
------------------------------------------------------------------------------------------------------------------------------------
Total assets............................................................................................  $ 518,495       $ 503,430
====================================================================================================================================

LIABILITIES
Deposits
     Demand, non-interest-bearing.......................................................................  $  53,004       $  47,079
     Interest-bearing demand accounts...................................................................     78,913          70,478
     Money market accounts..............................................................................     34,224          39,341
     Savings............................................................................................     49,755          45,338
     Time...............................................................................................    151,653         145,849
     Time over $100,000.................................................................................     42,781          40,828
------------------------------------------------------------------------------------------------------------------------------------
         Total deposits.................................................................................    410,330         388,913
Short-term borrowings...................................................................................      6,635          14,485
Federal Home Loan Bank advances.........................................................................     55,000          55,000
Accrued interest payable................................................................................      1,576           1,555
Other liabilities.......................................................................................      3,002           2,563
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities.......................................................................................    476,543         462,516
------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, par value $1.25 per share;
     authorized 5,000,000 shares; 1,598,664 shares and 1,594,140 shares issued;
     1,545,321 and 1,540,797 shares outstanding.........................................................      1,998           1,993
Surplus  ...............................................................................................      8,810           8,759
Retained earnings.......................................................................................     29,074          28,053
Accumulated other comprehensive gain, net...............................................................      3,564           3,603
Treasury stock, at cost; 53,343 shares at March 31, 2003 and December 31, 2002..........................     (1,494)         (1,494)
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity..............................................................................     41,952          40,914
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity..............................................................  $ 518,495       $ 503,430
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

QNB CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                    (in thousands)
                                                                                                                      (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
     THREE MONTHS ENDED MARCH 31,                                                                                  2003        2002
------------------------------------------------------------------------------------------------------------------------------------
     OPERATING ACTIVITIES
       Net income.........................................................................................     $  1,531     $ 1,275
       Adjustments to reconcile net income to net cash provided by operating activities
         Depreciation and amortization....................................................................          207         181
         Securities (gains) losses  ......................................................................         (155)         64
         Net gain on sale of loans........................................................................         (361)       (141)
         Proceeds from sales of residential mortgages.....................................................        9,908       7,637
         Originations of residential mortgages held-for-sale..............................................       (8,064)     (6,811)
         Proceeds from sales of student loans.............................................................          262         903
         Recovery of charged-off loans....................................................................            -          31
         Income on cash surrender value of insurance......................................................          (77)        (79)
         Deferred income tax provision....................................................................           23          64
         Change in income taxes payable...................................................................          421         207
         Net decrease (increase) in interest receivable...................................................          274        (164)
         Net amortization of premiums and discounts.......................................................          432         124
         Net increase in interest payable.................................................................           21         156
         Increase in other assets ........................................................................         (439)       (310)
         Increase in other liabilities....................................................................          105         540
------------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities........................................................        4,088       3,677
------------------------------------------------------------------------------------------------------------------------------------
     INVESTING ACTIVITIES
       Proceeds from maturities and calls of investment securities
         available-for-sale...............................................................................       25,342      13,135
         held-to-maturity.................................................................................        6,791       4,016
       Proceeds from sales of investment securities
         available-for-sale...............................................................................       18,643         565
       Purchase of investment securities
         available-for-sale...............................................................................      (48,944)    (31,877)
         held-to-maturity.................................................................................            -      (5,955)
       Net increase in loans..............................................................................      (14,778)     (3,567)
       Net purchases of premises and equipment............................................................         (153)       (119)
------------------------------------------------------------------------------------------------------------------------------------
         Net cash used by investing activities............................................................      (13,099)    (23,802)
------------------------------------------------------------------------------------------------------------------------------------
     FINANCING ACTIVITIES
       Net increase in non-interest-bearing deposits......................................................        5,925         173
       Net increase in interest-bearing deposits..........................................................       15,492      19,882
       Net (decrease) increase in short-term borrowings...................................................       (7,850)      2,582
       Proceeds from Federal Home Loan Bank advances......................................................            -       2,000
       Cash dividends paid................................................................................         (510)       (462)
       Proceeds from issuance of common stock.............................................................           56          32
------------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activites.........................................................       13,113      24,207
------------------------------------------------------------------------------------------------------------------------------------
        Increase in cash and cash equivalents.............................................................        4,102       4,082
        Cash and cash equivalents at beginning of year....................................................       27,477      23,881
------------------------------------------------------------------------------------------------------------------------------------
        Cash and cash equivalents at end of period........................................................     $ 31,579     $27,963
====================================================================================================================================

     SUPPLEMENTAL CASH FLOW DISCLOSURES
       Interest paid......................................................................................     $  2,484     $ 3,015
       Income taxes paid..................................................................................            -           5
       Non-Cash Transactions
         Change in net unrealized holding gains, net of taxes, on investment securities...................          (39)       (806)


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 2003 AND 2002, AND DECEMBER 31, 2002
                                   (UNAUDITED)


1. REPORTING AND ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of QNB Corp. and its wholly owned subsidiary, The Quakertown National Bank, (QNB). All significant intercompany accounts and transactions are eliminated in the consolidated statements.

The consolidated balance sheet as of March 31, 2003, as well as the respective statements of income and cash flows for the three-month period ended March 31, 2003 and 2002, are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in QNB's 2002 Annual Report incorporated in the Form 10-K.

The financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. The results for the periods presented are not necessarily indicative of the full year. Tabular information other than share date is presented in thousands of dollars.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.


STOCK BASED COMPENSATION

At March 31, 2003, QNB has two stock-based employee compensation plans. QNB accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The "fair value" approach under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, takes into account the time value of the option and will generally result in compensation expense being recorded. Each year since the inception of SFAS No. 123, QNB has disclosed, in the notes to the financial statements contained in its annual report to shareholders, what the earnings impact would have been had QNB elected the "fair value" approach under SFAS No. 123. Such disclosure is now required on a quarterly basis in accordance with SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123.

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 2003 AND 2002, AND DECEMBER 31, 2002
                                   (UNAUDITED)

The following table illustrates the effect of net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation.


                                                          For the Three Months
                                                            Ended March 31,
                                                          2003            2002
                                                         ------          ------

Net income, as reported                                  $1,531          $1,275
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects          26              22

Pro forma net income                                     $1,505          $1,253

Earnings per share
   Basic - as reported                                     $.99            $.83

   Basic - pro forma                                       $.97            $.81

   Diluted - as reported                                   $.98            $.82

   Diluted - pro forma                                     $.96            $.81


2. PER SHARE DATA

The following sets forth the computation of basic and diluted earnings per share (share and per share data are not in thousands):

                                                         For the Three Months
                                                            Ended March 31,
                                                           2003           2002
                                                           ----           ----

Numerator for basic and diluted earnings                 $1,531         $1,275
per share-net income

Denominator for basic earnings per share-             1,543,431      1,538,217
weighted average shares outstanding

Effect of dilutive securities-employee                   18,547          9,399
stock options

Denominator for diluted earnings per                  1,561,978      1,547,616
share- adjusted weighted average
shares outstanding

Earnings per share-basic                                   $.99           $.83
Earnings per share-diluted                                 $.98           $.82

There were no stock options that were anti-dilutive for either three-month period ended March 31, 2003 or 2002.

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 2003 AND 2002, AND DECEMBER 31, 2002
                                   (UNAUDITED)


3. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business entity during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the periods ended March 31, 2003 and 2002 (net of the income tax effect):

                                                           For the Three Months
                                                             Ended March 31,
                                                           2003           2002
                                                           ----           ----

Unrealized  holding gains (losses) arising during
the period on securities held                               $63          $(848)

Reclassification adjustment for sold securities            (102)            42
                                                           -----            --

Net change in unrealized gains during the period            (39)          (806)

Unrealized holding gains, beginning of period             3,603           1,099
                                                          -----           -----

Unrealized holding gains, end of period                  $3,564            $293
                                                         ======            ====

Net income                                               $1,531          $1,275
Other comprehensive  income, net  of tax:

Unrealized holding losses arising during the period         (39)           (806)
                                                            ----           -----
Comprehensive Income                                     $1,492            $469
                                                         ======            ====



4. STOCK REPURCHASE PLAN

In March of 2000, the Board of Directors of QNB Corp. authorized the repurchase of up to 4.99 percent or 79,180 shares of QNB Corp's outstanding common stock. Such repurchases may be made in open market or privately negotiated transactions. The repurchased shares will be held in treasury and will be available for general corporate purposes. As of March 31, 2003 QNB Corp. repurchased 53,343 shares at an average cost of $28.01 per share. No shares were repurchased during the first quarter of 2003 or 2002.

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 2003 AND 2002, AND DECEMBER 31, 2002
                                   (UNAUDITED)


5. INTANGIBLE ASSETS

The following table presents Intangible Asset information as of March 31, 2003:


------------------------------------ ----------------------- ------------------------- ----------------------
Amortized Intangible Assets              Gross Carrying            Accumulated             Net Carrying
                                             Amount                Amortization               Amount
------------------------------------ ----------------------- ------------------------- ----------------------
Purchased deposit premium                              $511                      $277                   $234
------------------------------------ ----------------------- ------------------------- ----------------------
Mortgage servicing asset                                651                       230                    421
------------------------------------ ----------------------- ------------------------- ----------------------
  Total                                              $1,162                      $507                   $655
------------------------------------ ----------------------- ------------------------- ----------------------

The following table presents Intangible Asset information as of December 31, 2002:

------------------------------------ ----------------------- ------------------------- ----------------------
Amortized Intangible Assets              Gross Carrying            Accumulated             Net Carrying
                                             Amount                Amortization               Amount
------------------------------------ ----------------------- ------------------------- ----------------------
Purchased deposit premium                              $511                      $264                   $247
------------------------------------ ----------------------- ------------------------- ----------------------
Mortgage servicing asset                                679                       250                    429
------------------------------------ ----------------------- ------------------------- ----------------------
  Total                                              $1,190                      $514                   $676
------------------------------------ ----------------------- ------------------------- ----------------------


AGGREGATE AMORTIZATION EXPENSE

For the Three Months ended March 31, 2003     $118

ESTIMATED AMORTIZATION EXPENSE

For the Year Ended 12/31/03                $252
For the Year Ended 12/31/04                 157
For the Year Ended 12/31/05                 126
For the Year Ended 12/31/06                 101
For the Year Ended 12/31/07                  84


6. RECENT ACCOUNTING PRONOUNCEMENTS

STOCK-BASED COMPENSATION

In December, 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION- TRANSITION AND DISCLOSURE. This Statement amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, INTERIM FINANCIAL REPORTING, to require disclosure about those effects in interim financial information. The requirements for SFAS No. 148 are effective for financial statements for fiscal years ended and interim periods beginning after December 15, 2002. QNB uses the

                                   Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 2003 AND 2002, AND DECEMBER 31, 2002
                                   (UNAUDITED)


"intrinsic value" approach to accounting for stock-based compensation to account for stock-based compensation as permitted under APB Opinion No. 25. QNB has adopted the disclosure provisions of SFAS No. 148. The disclosure provisions had no impact on QNB's consolidated earnings, financial condition, or equity.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In April 2003, the FASB issued SFAS No. 149, AMENDMENTS OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING Activities, which establishes accounting and reporting standards for derivative instruments, including derivatives embedded in other contracts and hedging activities. The statement amends Statement No. 133 for decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. The statement also amends Statement No. 133 to incorporate clarifications of the definition of a derivative. The statement is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. The provisions of this statement are not expected to have a material impact on QNB's consolidated earnings, financial condition, or equity.

GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES

In November 2002, the FASB issued Interpretation No. (FIN) 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, DISCLOSURE OF INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, which is being superseded. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. There was no impact on earnings, financial condition or equity upon adoption of FIN 45. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the disclosure requirements of FIN 45 did not have an impact on the financial statements or notes to the financial statements.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued Interpretation No. (FIN) 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. There was no impact on earnings, financial condition, or equity upon adoption of FASB Interpretation No. 46.


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

INCOME TAXES (CONTINUED)

expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part go beyond QNB's control, it is at least reasonably possible that management's judgment about the need for a valuation allowance for deferred taxes could change in the near term. At March 31, 2003 QNB had a $138,000 valuation allowance for deferred taxes.

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


RESULTS OF OPERATIONS

QNB reported net income for the first quarter of 2003 of $1,531,000 or $.98 per share on a diluted basis. Results for the first quarter of 2003 represent a record quarter for QNB. This also represents a 20.1 percent increase in net income when compared to the $1,275,000 or $.82 a diluted share reported for the first quarter of 2002.

Contributing to the increase in net income when comparing the two quarters is higher net interest income and non-interest income. Net interest income increased $262,000 as an 8.2 percent increase in average earning assets offset a four basis point decline in the net interest margin. Average loans and average investment securities increased 7.4 percent and 9.1 percent, respectively. The net interest margin was 3.67 percent for the first quarter of 2003 compared to
3.71 percent for the same period in 2002.

Non-interest income for the three months ended March 31, 2003 was $1,238,000, a $504,000 increase from the first quarter of 2002. When comparing these two periods gains on the sale of loans increased $220,000 and net gains on the sale of investment securities increased $219,000. The record low interest rate environment has resulted in a substantial increase in mortgage refinance activity that has contributed to the increase in the gain on the sale of loans.

Non-interest expense increased from $2,794,000 for the first quarter of 2002 to $3,138,000 for the first quarter of 2003. An increase in personnel expense accounts for $257,000 of the increase in non-interest expense.

Return on average assets was 1.24 percent and 1.12 percent while the return on average equity was 16.38 percent and 15.04 percent for the quarters ended March 31, 2003 and 2002, respectively.

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

Net interest income increased 7.2 percent to $3,887,000 for the quarter ended March 31, 2003 as compared to $3,625,000 for the quarter ended March 31, 2002. On a tax-equivalent basis, which allows for the comparison of tax-exempt loans and investments to taxable loans and investments, net interest income increased by 7.1 percent from $3,964,000 for the three months ended March 31, 2002 to $4,246,000 for the same period ended March 31, 2003. The growth in net interest income is a result of the tremendous growth in deposits. This is a continuation of the trend in deposit growth that began during 2001. Continued lackluster performance of the stock market, a slow growing United States economy, and geopolitical uncertainty have contributed to the inflow of funds into the banking system. Consumers are looking for the relative safely of bank deposits despite the low interest rate environment. Average deposits increased $39,022,000 or 10.9 percent when comparing the first quarters of 2003 and 2002. These deposits were used to fund the $15,211,000 or 7.4 percent increase in average loans and the $19,544,000 or 9.1 percent increase in average investment securities.

The historically low interest rate environment continued during the first quarter of 2003. This had the impact of lowering the yield on earning assets and the rate paid on interest-bearing liabilities, as loans, investment securities and time deposits either repriced at lower rates or were originated at lower interest rates. The yield on earning assets on a tax-equivalent basis was 5.84 percent for the first quarter of 2003 versus 6.67 percent for the first quarter of 2002, while the rate paid on interest-bearing liabilities was 2.45 percent and 3.35 percent for the same periods. The net interest margin, on a tax-equivalent basis, declined 4 basis points to 3.67 percent for the three-month period ended March 31, 2003 compared with 3.71 percent for the same period in 2002. However, the net interest margin for the three months ended March 31, 2003 represents an increase from the 3.53 percent reported for the fourth quarter of 2002.

The yield on loans decreased 64 basis points to 6.72 percent when comparing the first quarter of 2002 to the first quarter of 2003.The average prime rate when comparing the first quarter of 2002 to the first quarter of 2003 decreased 50 basis points, from 4.75 percent to 4.25 percent. While QNB was negatively impacted from the decline in prime rate, the overall yield on the loan portfolio did not decrease proportionately, since only a percentage of the loan portfolio re-prices immediately with changes in the prime rate. A greater contributor to the decline in yield on the loan portfolio was the impact of the refinancing of residential mortgage, home equity and commercial loans into lower yielding loans. The yield on the loan portfolio may continue to decline in 2003 as fixed rate loans are refinanced at lower rates, adjustable rate loans re-price down as they reach their reset date and new loans are booked at the current lower rates. In anticipation of rising rates toward the end of 2003 and during 2004, QNB, particularly with regard to commercial loans, has attempted to originate floating rate loans indexed to the prime rate. This should help increase the yield on the loan portfolio as interest rates increase.

When comparing the first quarter of 2003 to the first quarter of 2002, the yield on investment securities decreased to 5.25 percent from 6.29 percent. With the continuing low interest rate environment, cash flow from callable agency and municipal securities, mortgage-backed securities and collateralized mortgage obligations (CMOs) remains high. These funds as well as new funds from deposit growth were reinvested in

                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (CONTINUED)

lower-yielding securities. Another result of the increase in the prepayments on mortgage backed securities and CMOs purchased at a premium was an increase in the amortization of the premium on these securities. The net amortization on investment securities was $302,000 during the first quarter of 2003 compared with $54,000 in the first quarter of 2002. The increase in premium amortization has the impact of reducing interest income and the yield on the portfolio. QNB has attempted to manage the prepayment and amortization situation by selling out of certain faster paying CMOs and mortgage backed securities and purchasing lower coupon, lower premium mortgage backed securities and CMOs that will not pay as quickly should rates stay low or decline further. The yield on the investment portfolio may continue to decline during 2003, as higher yielding securities continue to be replaced at lower rates.

While total interest income on a tax-equivalent basis decreased $384,000 when comparing the first quarter of 2003 to the first quarter of 2002, total interest expense decreased $666,000. The rate paid on interest bearing deposits decreased from 3.06 percent to 2.05 for the quarters ended March 31, 2002 and 2003. The impact of lower rates on time deposits was the greatest contributor to the decline in total interest expense and the rate paid on interest bearing deposits. Total interest expense on time deposits decreased $594,000 when comparing the two quarters. The average rate paid on time declined from 4.45 percent to 3.08 percent when comparing the two periods. Like fixed-rate loans, certificates of deposit reprice over time and therefore have less of an immediate impact on yield in either a rising or falling rate environment. Average time deposits increased $4,760,000 to $191,541,000 when comparing the first quarter of 2003 to the same period in 2002. A $10,769,000 increase in average time deposits with balances less than $100,000 offset a $6,009,00 decrease in average time deposits with balances of $100,000 or more.

Lower rates paid on money market accounts and savings accounts contributed to the $62,000 and $10,000 decrease in interest expense for these products. The average rate paid on money market accounts declined 69 basis points when comparing the first quarter of 2003 yield of .98 percent to the first quarter of 2002 yield of 1.67 percent. Contributing to the decline in the yield on money market accounts was the decline in the rate paid on the Treasury Select Money Market Account. This product is a variable rate account indexed to the monthly average of the 91-day Treasury bill based on balances in the account. The decline in the 91-day Treasury rate resulted in significantly lower rates on this product. In response to lower market rates of interest QNB lowered the rates paid on savings accounts. The average rate paid on savings accounts declined 31 basis points to .92 percent when comparing the first quarter of 2003 to the first quarter of 2002. When comparing the first quarter of 2003 to the first quarter of 2002 average money market accounts decreased $248,000 while average savings accounts increased $8,469,000.

Interest expense on interest bearing demand accounts increased from $74,000 to $115,000, while the yield on these accounts increased from .55 percent to .63 percent, when comparing the three-month periods ended March 31, 2002 and 2003. The average balance on these accounts increased from $54,833,000 to $74,421,000 when comparing the same two periods. The majority of the growth in interest bearing demand deposits can be attributed to the successful development of a relationship with a municipal organization.

The yield on time deposits may continue to decline in 2003 as these deposits mature and reprice at lower rates. However, the rate of decline will likely slow because many of these deposits have already repriced at lower rates. With regard to the yield on non-maturity interest-bearing deposits, which reprice immediately when their rates are changed, management does not expect the rate paid to decline significantly as they have reached a level where only a minimal reduction in rates is possible.

                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


NET INTEREST INCOME (CONTINUED)

Interest expense on short-term borrowing decreased from $72,000 for the first quarter of 2002 to $29,000 for the first quarter of 2002. Average short-term borrowings decreased from $14,259,000 to $9,532,000 when comparing the two periods. In addition, the rate paid on short-term borrowings decreased from 2.05 percent for the first quarter of 2002 to 1.23 percent for the first quarter of 2003. Most of these borrowings are indexed with the Federal funds rate.


PROVISION FOR LOAN LOSSES

The provision for loan losses represents management's determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management's best estimate of the known and inherent losses in the existing loan portfolio. Actual loan losses, net of recoveries, serve to reduce the allowance.

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

QNB's management determined no provision for loan losses was necessary for either three-month period ended March 31, 2003 or 2002 as charged off loans, non-performing assets and delinquent loans remained at low levels relative to the allowance for loan losses. QNB had a net charge-off of $5,000 during the first quarter of 2003 and a net recovery of $31,000 during the first quarter of 2002.

Non-performing assets (non-accruing loans, loans past due 90 days or more, other real estate owned and other repossessed assets) remained low amounting to .12 percent of total assets at March 31, 2003. This compares to .09 percent at March 31, 2002 and .13 percent at December 31, 2002. Non-accrual loans were $579,000 and $402,000 at March 31, 2003 and 2002. Non-accrual loans at December 31, 2002 were $650,000. QNB did not have any other real estate owned as of March 31, 2003, December 31, 2002 or March 31, 2002. Repossessed assets were $5,000 and $11,000 at March 31, 2003 and December 31, 2002. There were no repossessed assets as of March 31, 2002.

There were no restructured loans as of March 31, 2002, December 31, 2001 or March 31, 2001 as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for loan losses was $2,933,000 and $2,938,000 at March 31, 2003 and December 31, 2002, respectively. The ratio of the allowance to total loans was 1.28 percent and 1.35 percent at the respective



                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


PROVISION FOR LOAN LOSSES (CONTINUED)

period end dates. The 6.0 percent growth in total loans between December 31, 2002 and March 31, 2003 was the primary factor in the decline in this ratio. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

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

At March 31, 2003 and 2002, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $552,000 and $319,000, respectively. No valuation allowance was necessary on these loans. Most of the loans identified as impaired are collateral-dependent.

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


NON-INTEREST INCOME

QNB, through its core banking business, generates various fees and service charges. Total non-interest income is composed of service charges on deposit accounts, ATM and debit card income, income on bank owned life insurance, mortgage servicing fees, gains or losses on the sale of investment securities, gains on the sale of residential mortgage loans and student loans, and other miscellaneous fee income. QNB reviews all service charges and fee schedules related to its products and services on an annual basis. QNB has not materially changed these fee schedules during 2002 or 2003. During the third quarter of 2002, QNB increased its overdraft fee by 7.1 percent.

Total non-interest income increased $504,000 or 68.7 percent to $1,238,000 for the quarter ended March 31, 2003 when compared to March 31, 2002. Excluding gains and losses on the sale of investment securities and loans during both periods, non-interest income increased approximately $65,000 or 9.9 percent.

Fees for services to customers, the largest component of total non-interest income, is primarily comprised of service charges on deposit accounts. These fees increased 15.6 percent, to $414,000 from $358,000, when comparing the two quarters. The increase in the overdraft fee during the third quarter of 2002, as well as an increase in the volume of overdrafts contributed to the $67,000 or
23.9 percent increase in overdraft income when comparing the three month periods ended March 31, 2003 and 2002.


                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


NON-INTEREST INCOME (CONTINUED)

ATM and debit card income is primarily comprised of interchange income on debit cards and ATM surcharge income for the use of QNB ATM machines by non-QNB customers. ATM and debit card income was $131,000 for the first quarter of 2003, an increase of $22,000 or 20.2 percent from the amount recorded during the first quarter of 2002. Debit card income increased $16,000 or 20.4 percent to $92,000 during the first quarter of 2003. The increase in debit card income is a result of increased acceptance by consumers as a means of paying for goods and services. ATM transaction surcharge income decreased $4,000 or 13.1 percent to $25,000 when comparing the first quarter of 2003 to the first quarter of 2002. The decline in ATM transaction surcharge income is a result of a reduction in the number of transactions by non-QNB customers at QNB machines.

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over the period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. Mortgage servicing fees for the quarter ended March 31, 2003 were a loss of $59,000. Included in this amount is a $75,000 valuation allowance for impairment. This impairment was a result of the historically high prepayment speeds on mortgages resulting from the record level of mortgage refinancing activity created by the low interest rate environment. Excluding the valuation allowance mortgage servicing income would have been $16,000 for the first quarter of 2003 compared to $15,000 for the first quarter of 2002.

Other results from the increase in mortgage refinancing activity are an increase in amortization expense and an increase in the amount of mortgages serviced. When a loan is paid off, the servicing asset related to that mortgage must be expensed. Amortization expense for the three-month periods ended March 31, 2003 and 2002 was $31,000 and $19,000, respectively. The average balance of mortgages serviced for others was $74,876,000 for the first quarter of 2003 compared to $65,891,000 for the first quarter of 2002, an increase of 13.6 percent. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

Net gains on the sale of investment securities were $155,000 for the first quarter of 2003. QNB recognized a gain of $266,000 on the sale of debt securities and a net loss of $111,000 in the marketable equity securities portfolio. QNB sold $18,161,000 of mortgage-backed securities and CMO's that were prepaying at very fast speeds. The proceeds were used to purchase lower coupon 15-year mortgage backed securities. The purpose of this transaction was to reduce the amount of cash flow currently being received. Included in the loss on equity securities was a $126,000 write-down of securities whose decline in market value below cost was deemed to be other than temporary. These securities were determined to be impaired.

QNB recorded a net loss of $64,000 on the sale of investment securities during the first quarter of 2002. Included in this amount was a loss of $82,000 related to the write-down of marketable equity securities that declined in market value below cost and was deemed to be other than temporary. This gain was a result of sales of marketable equity securities. There were no sales of debt securities during the first quarter of 2002.

QNB recorded a gain of $361,000 on the sale of loans during the first quarter of 2003. This compares to a $141,000 gain for the same period in 2002. The sale of residential mortgages and the sale of student loans account for $356,000 and $5,000 of the gains, respectively in 2003. For the same period in 2002 the sale of residential mortgage loans accounted for $124,000 of the gain while the sale of student loans represented


                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


NON-INTEREST INCOME (CONTINUED)

$17,000 of the gain. QNB sold approximately $257,000 and $886,000 in student loans during the first quarters of 2003 and 2002, respectively. The decrease in the gain on the sale relates to the lower volume of loans sold. Effective June 30, 2002 QNB terminated its agreement with the Student Loan Marketing Association (SLMA). QNB will no longer be originating student loans for sale but will be working on a referral basis instead. The remaining balance in portfolio should be sold during the second quarter of 2003.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. As mentioned previously the decline in interest rates has resulted in record mortgage refinancing activity during 2002. This activity remained strong during the first quarter of 2003. QNB originated $8,064,000 and $6,811,000 in mortgages held for sale during the first quarter of 2003 and 2002. Proceeds from the sale of residential mortgages were approximately $9,908,000 and $7,637,000 during the first quarter of 2003 and 2002. As of March 31, 2003 and 2002 QNB had approximately $2,227,000 and $187,000 in mortgage loans classified as held for sale. These loans are accounted for at lower of cost or market.

Other operating income increased $63,000 to $159,000 during the first quarter of 2002. Included in other operating income was a $46,000 derivative gain on residential mortgage loans held for sale that have been committed but not settled. A $14,000 increase in retail brokerage income and a $3,000 increase in trust income also contributed to the increase in other operating income when comparing the first quarter of 2003 to the first quarter of 2002.


NON-INTEREST EXPENSE

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services and various other operating expenses. Total non-interest expense of $3,138,000 for the quarter ended March 31, 2003 represents an increase of $344,000 or 12.3 percent from levels reported in the first quarter of 2002.

Salaries and benefits, the largest component of non-interest expense, increased $257,000 or 16.6 percent to $1,809,000 for the quarter ended March 31, 2003 compared to the same quarter in 2002. Salary expense increased $203,000 or 16.3 percent during the period to $1,441,000 while benefits expense increased $55,000 or 17.6 percent to $368,000. The increase in salary expense related to the implementation of a new incentive program amounts to $125,000 when comparing the two quarters. Merit increases and an increase in the number of employees also contributed to the increase in salary expense. The number of full time-equivalent employees increased by six when comparing the first quarters of 2003 and 2002. QNB monitors, through the use of various surveys, the competitive salary information in its markets and makes adjustments where appropriate. In addition, in 2002 with the assistance of a consultant, QNB performed a complete analysis of its compensation program. The increase in benefits expense is a result of a $13,000 increase in payroll tax expense, a $21,000 increase in net medical and dental premiums and a $14,000 increase in retirement plan expense.

Net occupancy expense increased $9,000 to $215,000 while furniture and equipment expense increased $42,000 to $270,000 when comparing the three-month periods ended March 31, 2003 and 2002, respectively. Higher utility costs and building maintenance costs contributed to the increase in net occupancy expense. A $27,000 increase in depreciation and amortization expense and a $9,000 increase in equipment maintenance costs contributed to the increase in furniture and equipment expense.


                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


NON-INTEREST EXPENSE (CONTINUED)

Marketing expense decreased $44,000 to $100,000 for the quarter ended March 31, 2003. The decrease in marketing expense is primarily a result of the timing of advertising, sales promotion and donation expenses. The advertising and sales promotion costs will likely catch up during the remainder of the year. During the fourth quarter of 2002 QNB made several large long-term charitable pledges that would likely have been made during the first quarter of 2003.

Third party services are comprised of professional services including legal, accounting and auditing and consulting services as well as fees paid to outside vendors for support services of day-to-day operations. These include Trust services, retail non-deposit services, correspondent banking services, investment security safekeeping and supply management services, to name a few. Third party services expense was $190,000 in the first quarter of 2003 compared to $134,000 for the first quarter of 2002. The use of an executive search firm to fill an open Trust officer position was the primary contributor to the increase in third party service expense. Also contributing to the increase were consulting and training costs related to the installation of an upgrade to the item processing system.


INCOME TAXES

Applicable income taxes and effective tax rates were $456,000 or 22.9 percent for the three-month period ended March 31, 2003, and $290,000 or 18.5 percent for the same period in 2002. The increase in the effective tax rate when comparing 2003 to 2002 is a result of pre-tax income increasing at a rate faster than tax-exempt income. Also contributing to the higher effective tax rate was the non-deductible capital losses recorded during the first quarter for the impairment of equity securities.

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 2003 QNB's net deferred tax liability was $942,000. The primary components of deferred taxes are a deferred tax asset of $724,000 relating to the allowance for loan losses and a deferred tax liability of $1,836,000 resulting from the SFAS No.115 adjustment for available-for-sale investment securities. As of March 31, 2002 QNB's net deferred tax asset was $625,000. A deferred tax asset of $737,000 related to the allowance for loan losses was partially offset by a deferred tax liability of $152,000 resulting from the SFAS No. 115 adjustment for available-for-sale investment securities.

The realizability of deferred tax assets is dependent upon a variety of factors including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. A valuation allowance of $95,000 was established during the year ended December 31, 2002, to offset a portion of the tax benefits associated with certain impaired securities that management believes may not be realizable. At March 31, 2003 the valuation allowance was increased to $138,000. Based upon these and other factors, management believes it is more likely than not that QNB will realize the benefits of these remaining deferred tax assets.



                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION



BALANCE SHEET ANALYSIS

The Balance Sheet Analysis reviews average balance sheet data for the three months ended March 31, 2003 and 2002, as well as the period ended balances as of March 31, 2003 and December 31, 2002.

Average earning assets for the three-month period ended March 31, 2003 increased $35,424,000 or 8.2 percent to $469,041,000 from $433,617,000 for the quarter ended March 31, 2002. Average investments increased $19,544,000 while average loans and Federal funds sold increased $15,211,000 and $656,000, respectively.

The 7.4 percent increase in average loans is a result of the use of a business development and calling program encompassing lending personnel, branch personnel and executive management. The focus of this program is to both develop new lending and deposit relationships as well as strengthen existing relationships. This program was enhanced during 2002 with the development of a bank-wide sales initiative that concentrated on sales training, particularly with regard to identifying lending opportunities. This program is being expanded in 2003 to include an incentive compensation program that will reward employees not only for loan growth, but also for asset quality and profitability. The addition of the Souderton branch location was also key to the growth in loans, especially commercial loans. The growth in loans was achieved despite the relatively weak economy during 2002 and the first quarter of 2003.

Average commercial loans increased $7,560,000 while average residential mortgage loans and consumer loans increased $362,000 and $7,289,000 when comparing the first quarter of 2003 to the first quarter of 2002. Residential mortgage loans did not experience more growth despite the increase in originations because most residential mortgage loans are sold. The increase in consumer loans is primarily in the category of home equity loans, which increased $7,647,000 or 20.6 percent. Home equity loans have been popular with consumers; especially those refinancing existing residential mortgage loans, because they have lower origination costs than residential mortgage loans.

The growth in average earning assets was funded by increases in non-interest-bearing and interest-bearing deposit accounts. Average non-interest bearing demand accounts increased $6,453,000 or 16.2 percent, while average interest-bearing deposit accounts increased $32,569,000 or 10.3 percent. The "Free Checking" promotion, as well as the acquisition of new business accounts were significant factors in the increase in non-interest bearing deposits.

The growth in average interest-bearing deposit accounts is primarily centered in interest bearing demand deposit accounts which increased $19,588,000 or 35.7 percent. The majority of this growth can be attributed to the successful development of a relationship with a municipal organization. Average savings accounts increased $8,469,000 or 21.7 percent. Continued lackluster performance of the stock market, a slow growing United States economy, and geopolitical uncertainty have contributed to the inflow of funds into the banking system. Consumers are looking for the relative safety of bank deposits despite the low interest rate environment.

Time deposit accounts continued to increase in 2003 but at a much slower rate than in previous years. Average total time deposits increased $4,760,000 or 2.5 percent to $191,541,000 when comparing the first quarter of 2003 to the first quarter of 2002. Another difference in the growth pattern in time deposits was in the maturity time frame selected by customers. In 2001, the majority of the new time deposits were opened with maturities under one year, while in 2002 and 2003 customers extended the maturities and opened


                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


BALANCE SHEET ANALYSIS (CONTINUED)


accounts with three to five year maturities. It appears that customers are looking to achieve the highest yields possible in this low interest rate environment.

Total assets at March 31, 2003 were $518,495,000, compared with $503,430,000 at December 31, 2002, an increase of 3.0 percent for the quarter. The increase in assets from December 31, 2002 to March 31, 2003 was primarily centered in loans, which increased $13,028,000. This growth in assets was funded by a $21,417,000 increase in total deposits. Total deposits increased from $388,913,000 at December 31, 2002 to $410,330,000 at March 31, 2003. The increase in deposits was spread across all product lines except for money market accounts. Non-interest bearing demand accounts and interest bearing demand accounts increased $5,925,000 and $8,435,000, respectively when comparing balances at March 31, 2003 and December 31, 2002. Savings accounts increased $4,417,000 and total time deposits increased $7,757,000 when comparing the same time periods. Money market accounts decreased $5,117,000 during this time frame.

At March 31, 2003 the fair value of investment securities available-for-sale was $219,439,000 or $5,401,000 above the amortized cost of $214,038,000. This compares to a fair value of $214,741,000 or $5,524,000 above the amortized cost of $209,217,000 at December 31, 2002. An unrealized holding gain, net of taxes, of $3,564,000 and $3,603,000 was recorded as an increase to shareholders' equity at March 31, 2003 and December 31, 2002, respectively. The composition of the portfolio has not changed significantly since December 31, 2002. During the second quarter of 2002, management and the Board of Directors approved that all future purchases of investment securities will be categorized as available-for-sale. While there is the potential for increased volatility of shareholder's equity due to market value changes, management believes it will provide for more flexibility in managing the portfolio.

The available-for-sale portfolio had a weighted average maturity of approximately 4 years and 7 months at both March 31, 2003 and December 31, 2002. The weighted average tax-equivalent yield was 5.09 percent and 5.35 percent at March 31, 2003 and December 31, 2002. The weighted average maturity is based on the stated contractual maturity of all securities except for mortgage-backed securities and CMOs, which are based on estimated average life. The maturity of the portfolio may be shorter because of call features in many debt securities and because of prepayments on mortgage-backed securities and CMOs. The interest rate sensitivity analysis reflects the repricing term of the securities portfolio based upon estimated call dates and anticipated cash flows assuming management's most likely interest rate environment. The expected repricing term of the available-for-sale portfolio was 3 years at March 31, 2003 and 2 years, 11 months at December 31, 2002, based on these assumptions.

Investment securities held-to-maturity are reported at amortized cost. As of March 31, 2003 and December 31, 2002, QNB had securities classified as held-to-maturity with an amortized cost of $22,936,000 and $29,736,000 and a market value of $23,487,000 and $30,386,000, respectively. The held-to-maturity portfolio had an expected repricing term of approximately 2 years, 1 month at both March 31, 2003 and December 31, 2002. The weighted average tax-equivalent yield was 6.14 percent at both March 31, 2003 and December 31, 2002.



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

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale were $253,385,000 and $246,377,000 at March 31, 2003 and December 31, 2002. These sources were adequate to meet seasonal deposit withdrawals and loan growth during the first quarter of 2003 and should be adequate to meet normal fluctuations in loan demand and or deposit withdrawals. QNB has been able to fund the growth in earning assets during the first quarter of 2003 through increased deposits. QNB did not use its Federal funds line, overnight borrowings from the FHLB or the Federal Reserve Bank discount window to fund loan growth or deposit withdrawals during the first quarter of 2003. Approximately $60,412,000 and $65,871,000 of available-for-sale securities at March 31, 2003 and December 31, 2002 were pledged as collateral for repurchase agreements and deposits of public funds. In addition, under terms of its agreement with the Federal Home Loan Bank, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and Agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the Federal Home Loan Bank.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. QNB's cash and cash equivalents increased $4,102,000 to $31,579,000 at March 31, 2003. This compares to a $4,082,000 increase during the first three months of 2002. After adjusting net income for non-cash transactions, operating activities provided $4,088,000 in cash flow in the first three months of 2003, compared to $3,677,000 in the same period of 2002. Higher net income, an increase in mortgage activity, an increase in amortization of premiums on investment securities and an increase in taxes payable accounted for the increase in net cash provided by operating activities during the first quarter of 2003. An increase in net income, proceeds for the sale of residential mortgages and student loans in excess of the origination of residential mortgage loans held-for-sale as well as an increase in other liabilities account for the cash provide by operation activities during the first quarter of 2002.

Net cash used by investing activities was $13,099,000 during the first quarter of 2003. The growth in loans during the quarter was the primary use of cash. Loans, excluding mortgage and student loan activity increased $14,778,000 during the first quarter of 2003. Investment securities activity was a net provider of cash of $1,832,000 during the first quarter of 2003. Net cash used by investing activities was $23,802,000 during the first three months of 2002. The purchase of investment securities exceeded the maturity, call and sales of securities by $20,116,000 during the first quarter of 2002. Most of the activity relates to the deployment of the deposit growth experienced during the first quarter of 2002. A net increase in loans of $3,567,000 was also a use of cash during the first quarter of 2002.

Net cash provided by financing activities was $13,113,000 during the first quarter of 2003 and $24,207,000 during the first quarter of 2002. The increase in deposits of $21,417,000 offset the decline in short-term borrowings of $7,850,000. The decrease in short-term borrowings is primarily the reduction of balances held


                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION



LIQUIDITY (CONTINUED)

by one repurchase agreement customer. A $19,882,000 increase in interest-bearing deposits, including a $14,637,000 increase in time deposits was the main source of funding during the first quarter of 2002. A $2,582,000 increase in short-term borrowings as well as an additional $2,000,000 advance from the FHLB also provided funding during the first quarter of 2002.


CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB's shareholders' equity at March 31, 2003 was $41,952,000 or 8.09 percent of total assets compared to shareholders' equity of $40,914,000 or 8.13 percent at December 31, 2002. Shareholders' equity at March 31, 2003 includes a positive adjustment of $3,564,000 related to unrealized holding gains, net of taxes, on investment securities available-for-sale, while shareholders' equity at December 31, 2002 includes a positive adjustment of $3,603,000. Without these adjustments shareholders' equity to total assets would have been 7.40 percent and 7.41 percent at March 31,2003 and December 31, 2002.

On March 30, 2000, the Board of Directors of QNB Corp. approved a plan to repurchase up to 4.99 percent or 79,180 shares of QNB Corp's outstanding common stock in open market and privately negotiated transactions. As of March 31, 2003 and December 31, 2002, 53,343 shares had been repurchased at an average cost of $28.01. These shares are recorded as Treasury stock at cost and reduce total shareholder's equity.

Shareholders' equity averaged $37,916,000 for the first three months of 2003 and $35,707,000 during all of 2002, an increase of 6.2 percent. The ratio of average total equity to average total assets increased to 7.56 percent for 2003, compared to 7.45 percent for 2002. The increase in the equity to asset ratio is a function of the growth in average equity outpacing the growth in total average assets.

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

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based and 4.00 percent for leverage. Under the requirements, QNB has a Tier I capital ratio of 12.24 percent and 12.40 percent, a total risk-based ratio of 13.19 percent and 13.39 percent and a leverage ratio of 7.56 percent and 7.44 percent at March 31, 2003 and December 31, 2002, respectively. The decline in the risk based capital ratios reflects the growth in total loans since December while the increase in the leverage ratio reflects the growth in Tier I capital outpacing the growth in total average assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At March 31, 2003 and December 31, 2002 QNB met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively and a Tier I leverage ratio of 5.00 percent.



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

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At March 31, 2003, interest-earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $218,759,000. Interest-sensitive liabilities scheduled to mature or reprice within one year were $173,604,000. The one-year cumulative gap, which reflects QNB's interest sensitivity over a period of time, was a positive $45,155,000 at March 31, 2003. The cumulative one-year gap equals 9.31 percent of total rate sensitive assets. This positive or asset sensitive gap will generally benefit QNB in a rising interest rate environment, while falling interest rates could negatively impact QNB.

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

twelve months is expected to increase slightly compared to the prior twelve months. The projected increase in net interest income is principally a result of an increase in earning assets. The net interest margin in the base case is anticipated to be slightly below 2002 levels.

If interest rates are 100 basis points higher than management's most likely interest rate environment, the simulation model projects net interest income for the next twelve months to be higher than the most likely scenario. If interest rates are 100 basis points lower than management's most likely interest rate environment, the model projects net interest income for the next twelve months to be lower than the most likely scenario. These results are consistent with the results indicated by the gap analysis.

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

The nature of QNB's current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At March 31, 2003, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.


--------------------------- ---------------------- ----------------- -----------------
Change in Interest Rates      Net Interest Income     Dollar Change    Percent Change
--------------------------- ---------------------- ----------------- -----------------

+300 Basis Points.................  $17,055              $1,629            10.56%
+200 Basis Points.................   16,775               1,349            8 .74
+100 Basis Points.................   16,293                 867             5.62
FLAT RATE.........................   15,426                   -                -
-100 Basis Points.................   14,069              (1,357)           (8.80)
-200 Basis Points.................   13,005              (2,421)          (15.69)
-300 Basis Points.................   11,884              (3,542)          (22.96)



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

                                 MARCH 31, 2003



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


                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                                 MARCH 31, 2003


Item 6.    Exhibits and Reports on Form 8-K (Continued)
           ---------------------------------------------

    Exhibit 10.3 QNB Corp. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-91201 on Form S-8, filed with the Commission on November 18, 1999).

    Exhibit 10.4      The Quakertown National Bank Profit Sharing and
                      Section 401(k) Salary Deferral Plan. (Incorporated by reference to Exhibit 4C to Registration Statement No. 333-16627 on Form S-8, filed with the Commission on November 22, 1996).

    Exhibit 10.5      Change of Control Agreement between Registrant and
                      Robert C. Werner (Incorporated by reference to Exhibit
                      10.7 of Registrants Form 10-Q filed with the Commission on November 13, 2000.)

    Exhibit 10.6      Change of Control Agreement between Registrant and
                      Bret H. Krevolin (Incorporated by reference to Exhibit
                      10.8 of Registrants Form 10-Q filed with the Commission on November 13, 2000.)

    Exhibit 10.7 QNB Corp. 2001 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-67588 on Form S-8, filed with the Commission on August 15, 2001.)

    Exhibit 11 Statement Re: Computation of Earnings Per Share. (Included in Part I, Item I, hereof.)

    Exhibit 99.1     Certification of Principal Executive Officer

    Exhibit 99.2     Certification of Principal Financial Officer


                 (b) Reports on Form 8-K

                     Filed April 29, 2003, Press release dated April 23, 2003 reporting first quarter 2003 net income.



                                    Form 10-Q
                                     Page 27

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 QNB Corp.




Date:  May 14, 2003                              By:
     --------------------------

                                                 /s/ Thomas J. Bisko
                                                 ---------------------------
                                                 Thomas J. Bisko
                                                 President/CEO


Date:  May 14, 2003                              By:
     --------------------------
                                                 /s/ Robert C. Werner
                                                 ---------------------------
                                                 Robert C. Werner
                                                 Vice President


Date:  May 14, 2003                              By:
     --------------------------
                                                 /s/ Bret H. Krevolin
                                                 ---------------------------
                                                 Bret H. Krevolin
                                                 Chief Financial Officer



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


Date:     May 14, 2003                              By: /s/  Thomas J. Bisko
          ------------                              Thomas J. Bisko
                                                    President and CEO

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


Date:    May  14, 2003                                By: /s/ Bret H. Krevolin
         -------------                                Bret H. Krevolin
                                                      Chief Financial Officer