Form 10-Q
period 2003-06-30
QNB CORP
filed 2003-08-14
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q

(Mark One)
  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June, 30, 2003
                              -------------------------------------------------

                                       OR
  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------    ------------------------



                           Commission file number  0-17706
                                                  --------


                                    QNB Corp.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



            Pennsylvania
             23-2318082
--------------------------------                        ----------------------
 (State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)






                10 North Third Street, Quakertown, PA     18951-9005
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, Including Area Code         (215)538-5600
                                                   ----------------------------


                                 Not Applicable
              ---------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No X
                                               ---   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at August 11, 2003
Common Stock, par value $1.25                             1,546,861

                            QNB CORP. AND SUBSIDIARY

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2003


                                      INDEX


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                                   PAGE

         Consolidated Statements of Income for Three and
             Six Months Ended June 30, 2003 and 2002...........................1

         Consolidated Balance Sheets at June 30, 2003
             and December 31, 2002.............................................2

         Consolidated Statements of Cash Flows for Six
             Months Ended June 30, 2003 and 2002...............................3

         Notes to Consolidated Financial Statements............................4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION.................................10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
           MARKET RISK........................................................28

ITEM 4.  CONTROLS AND PROCEDURES..............................................28

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................29

ITEM 2.  CHANGES IN SECURITIES................................................29

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................29

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS...............29

ITEM 5.  OTHER INFORMATION....................................................30

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................30

SIGNATURES

CERTIFICATIONS

QNB CORP. AND SUBSIDIARY
----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
                                                                                      (in thousands, except share data)
                                                                                                 (unaudited)
----------------------------------------------------------------------------------------------------------------------------
                                                                                   THREE MONTHS               SIX MONTHS
                                                                                  ENDED JUNE 30,            ENDED JUNE 30,
                                                                                 2003         2002         2003         2002
----------------------------------------------------------------------------------------------------------------------------
     INTEREST INCOME
     Interest and fees on loans...........................................    $ 3,726      $ 3,755     $  7,348      $ 7,440
     Interest and dividends on investment securities:
         Taxable..........................................................      2,036        2,691        4,227        5,298
         Tax-exempt.......................................................        504          495        1,046          950
     Interest on Federal funds sold.......................................         40           31           76           79
     Interest on interest-bearing balances................................          1            2            2            3
----------------------------------------------------------------------------------------------------------------------------
              Total interest income.......................................      6,307        6,974       12,699       13,770
----------------------------------------------------------------------------------------------------------------------------
     INTEREST EXPENSE
     Interest on deposits
         Interest-bearing demand accounts.................................        123           83          238          157
         Money market accounts............................................         78          141          165          290
         Savings..........................................................         99          128          207          246
         Time ............................................................      1,152        1,510        2,317        3,102
         Time over $100,000...............................................        276          444          565          900
     Interest on short-term borrowings....................................         24           68           53          140
     Interest on Federal Home Loan Bank advances..........................        719          728        1,431        1,438
----------------------------------------------------------------------------------------------------------------------------
              Total interest expense......................................      2,471        3,102        4,976        6,273
----------------------------------------------------------------------------------------------------------------------------
              Net interest income.........................................      3,836        3,872        7,723        7,497
     Provision for loan losses............................................          -            -            -            -
----------------------------------------------------------------------------------------------------------------------------
              Net interest income after provision for loan losses.........      3,836        3,872        7,723        7,497
----------------------------------------------------------------------------------------------------------------------------
     NON-INTEREST INCOME
     Fees for services to customers.......................................        461          381          875          739
     ATM and debit card income............................................        151          128          282          237
     Income on cash surrender value of insurance..........................         78           79          155          158
     Mortgage servicing (loss) income.....................................        (46)          21         (105)          36
     Net gain (loss) on investment securities available-for-sale..........        147          (95)         302         (159)
     Net gain on sale of loans............................................        489           81          850          222
     Other operating income...............................................        146          114          305          210
----------------------------------------------------------------------------------------------------------------------------
              Total non-interest income...................................      1,426          709        2,664        1,443
----------------------------------------------------------------------------------------------------------------------------
     NON-INTEREST EXPENSE
     Salaries and employee benefits.......................................      1,798        1,621        3,607        3,173
     Net occupancy expense................................................        210          200          425          406
     Furniture and equipment expense......................................        269          251          539          479
     Marketing expense....................................................        115          117          215          261
     Third party services.................................................        169          145          359          279
     Telephone, postage and supplies expense..............................        126          135          263          268
     State taxes..........................................................         92           81          175          174
     Other expense........................................................        364          336          698          640
----------------------------------------------------------------------------------------------------------------------------
              Total non-interest expense..................................      3,143        2,886        6,281        5,680
----------------------------------------------------------------------------------------------------------------------------
         Income before income taxes  .....................................      2,119        1,695        4,106        3,260
     Provision for income taxes...........................................        489          341          945          631
----------------------------------------------------------------------------------------------------------------------------
         NET INCOME.......................................................    $ 1,630      $ 1,354     $  3,161      $ 2,629
============================================================================================================================
         NET INCOME PER SHARE - BASIC.....................................    $  1.05      $   .88     $   2.05      $  1.71
============================================================================================================================
         NET INCOME PER SHARE - DILUTED...................................    $  1.04      $   .87     $   2.02      $  1.70
============================================================================================================================
         CASH DIVIDENDS PER SHARE.........................................    $   .33      $   .30     $    .66      $   .60
============================================================================================================================


QNB CORP. AND SUBSIDIARY
-------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                                                                        (in thousands)
                                                                                                          (unaudited)
-------------------------------------------------------------------------------------------------------------------------
                                                                                                 JUNE 30,    DECEMBER 31,
                                                                                                     2003            2002
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks.......................................................................  $  25,313       $  17,476
Federal funds sold............................................................................     12,042          10,001
-------------------------------------------------------------------------------------------------------------------------
         Total cash and cash equivalents......................................................     37,355          27,477

Investment securities
     Available-for-sale (cost $215,417 and $209,217)..........................................    221,327         214,741
     Held-to-maturity (market value $18,229 and $30,386)......................................     17,673          29,736
Total loans, net of unearned income of $211 and $263       ...................................    237,530         216,850
     Allowance for loan losses................................................................     (2,937)         (2,938)
-------------------------------------------------------------------------------------------------------------------------
         Net loans............................................................................    234,593         213,912
Cash surrender value of insurance.............................................................      7,557           7,397
Premises and equipment, net...................................................................      5,269           5,497
Accrued interest receivable ..................................................................      2,574           2,710
Other assets..................................................................................      2,114           1,960
-------------------------------------------------------------------------------------------------------------------------
Total assets..................................................................................  $ 528,462       $ 503,430
=========================================================================================================================

LIABILITIES
Deposits
     Demand, non-interest-bearing.............................................................  $  58,143       $  47,079
     Interest-bearing demand accounts.........................................................     74,343          70,478
     Money market accounts....................................................................     35,036          39,341
     Savings..................................................................................     52,332          45,338
     Time.....................................................................................    154,800         145,849
     Time over $100,000.......................................................................     42,729          40,828
-------------------------------------------------------------------------------------------------------------------------
         Total deposits.......................................................................    417,383         388,913
Short-term borrowings.........................................................................      7,946          14,485
Federal Home Loan Bank advances...............................................................     55,000          55,000
Accrued interest payable......................................................................      1,460           1,555
Other liabilities.............................................................................      3,210           2,563
-------------------------------------------------------------------------------------------------------------------------
Total liabilities.............................................................................    484,999         462,516
=========================================================================================================================

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, par value $1.25 per share;
     authorized 5,000,000 shares; 1,600,204 shares and 1,594,140 shares issued;
     1,546,861 and 1,540,797 shares outstanding...............................................      2,000           1,993
Surplus  .....................................................................................      8,862           8,759
Retained earnings.............................................................................     30,194          28,053
Accumulated other comprehensive gain, net.....................................................      3,901           3,603
Treasury stock, at cost; 53,343 shares at June 30, 2003 and December 31, 2002.................     (1,494)         (1,494)
-------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity....................................................................     43,463          40,914
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                      $ 528,462      $  503,430
=========================================================================================================================

QNB CORP. AND SUBSIDIARY
-----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                            (in thousands)
                                                                                                              (unaudited)
-----------------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30,                                                                                   2003        2002
------------------------------------------------------------------------------------------------------------------------------
     OPERATING ACTIVITIES
       Net income...................................................................................     $  3,161     $ 2,629
       Adjustments to reconcile net income to net cash provided by operating activities
         Depreciation and amortization..............................................................          423         371
         Securities gains (losses) .................................................................         (302)        159
         Net gain on sale of loans..................................................................         (850)       (222)
         Loss on disposal of premises with equipment................................................            9           -
         Proceeds from sales of residential mortgages...............................................       25,693      10,230
         Originations of residential mortgages held-for-sale........................................      (23,546)     (9,734)
         Proceeds from sales of student loans.......................................................          402       1,703
         Recovery of charged-off loans..............................................................            -          34
         Income on cash surrender value of insurance................................................         (155)       (158)
         Deferred income tax provision .............................................................           14          18
         Change in income taxes payable.............................................................          114          94
         Net decrease (increase) in interest receivable.............................................          136        (356)
         Net amortization of premiums and discounts.................................................          832         218
         Net decrease in interest payable...........................................................          (95)       (267)
         Increase in other assets...................................................................         (412)     (1,125)
         Increase (decrease) in other liabilities...................................................          457      (1,594)
------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities..................................................        5,881       2,000
------------------------------------------------------------------------------------------------------------------------------
     INVESTING ACTIVITIES
       Proceeds from maturities and calls of investment securities
         available-for-sale.........................................................................       47,323      30,177
         held-to-maturity...........................................................................       12,048       7,848
       Proceeds from sales of investment securities
         available-for-sale.........................................................................       28,464       1,684
       Purchase of investment securities
         available-for-sale.........................................................................      (82,275)    (52,779)
         held-to-maturity...........................................................................            -      (5,955)
       Net increase in loans........................................................................      (22,380)     (9,232)
       Net purchases of premises and equipment......................................................         (204)       (320)
------------------------------------------------------------------------------------------------------------------------------
         Net cash used by investing activities......................................................      (17,024)    (28,577)
------------------------------------------------------------------------------------------------------------------------------
     FINANCING ACTIVITIES
       Net increase in non-interest-bearing deposits................................................       11,064       5,095
       Net increase in interest-bearing deposits....................................................       17,406      19,445
       Net decrease in short-term borrowings........................................................       (6,539)     (1,068)
       Proceeds from Federal Home Loan Bank advances................................................            -       2,000
       Cash dividends paid..........................................................................       (1,020)       (923)
       Proceeds from issuance of common stock.......................................................          110          59
------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities..................................................       21,021      24,608
------------------------------------------------------------------------------------------------------------------------------
         Increase (decrease) in cash and cash equivalents...........................................        9,878      (1,969)
         Cash and cash equivalents at beginning of year.............................................       27,477      23,881
------------------------------------------------------------------------------------------------------------------------------
         Cash and cash equivalents at end of period.................................................     $ 37,355     $21,912
==============================================================================================================================
     SUPPLEMENTAL CASH FLOW DISCLOSURES
       Interest paid................................................................................     $  5,071     $ 6,540
       Income taxes paid............................................................................          805         505
       Non-Cash Transactions
         Change in net unrealized holding gains, net of taxes, on available-for-sale securities.....          298       1,620

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                     THE CONSOLIDATED FINANCIAL STATEMENTS.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2003 AND 2002, AND DECEMBER 31, 2002
                                   (UNAUDITED)


1. REPORTING AND ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of QNB Corp. and its wholly owned subsidiary, The Quakertown National Bank, (QNB). All significant intercompany accounts and transactions are eliminated in the consolidated statements.

The consolidated balance sheet as of June 30, 2003, as well as the respective statements of income and cash flows for the three and the six-month periods ended June 30, 2003 and 2002, are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in QNB's 2002 Annual Report incorporated in the Form 10-K.

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


STOCK BASED COMPENSATION

At June 30, 2003, QNB has two stock-based employee compensation plans. QNB accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The "fair value" approach under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, takes into account the time value of the option and will generally result in compensation expense being recorded. Each year since the inception of SFAS No. 123, QNB has disclosed, in the notes to the financial statements contained in its annual report to shareholders, what the earnings impact would have been had QNB elected the "fair value" approach under SFAS No. 123. Such disclosure is now required on a quarterly basis in accordance with SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123.




                                   Form 10-Q
                                     Page 4

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2003 AND 2002, AND DECEMBER 31, 2002
                                   (UNAUDITED)

The following table illustrates the effect of net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation.

                                                             For the Three Months      For the Six Months
                                                                Ended June 30,             Ended June 30,
                                                              2003          2002        2003            2002
                                                              ----          ----       -----           ------
Net income, as reported                                      $1,630       $1,354       $3,161          $2,629
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects              26           22           52              44

Pro forma net income                                         $1,604       $1,332       $3,109          $2,585

Earnings per share
   Basic - as reported                                        $1.05         $.88        $2.05           $1.71

   Basic - pro forma                                          $1.04         $.87        $2.01           $1.68

   Diluted - as reported                                      $1.04         $.87        $2.02           $1.70

   Diluted - pro forma                                        $1.03         $.86        $1.99           $1.67

2. PER SHARE DATA

The following sets forth the computation of basic and diluted earnings per share (share and per share data are not in thousands):

                                                         For the Three Months       For the Six Months Ended
                                                           Ended June 30,                   June 30,
                                                         2003           2002           2003            2002
                                                         ----           ----           ----            ----
Numerator for basic and diluted earnings
per share-net income                                     $1,630         $1,354         $3,161          $2,629

Denominator for basic earnings per share-
weighted average shares outstanding                   1,545,751      1,538,929      1,544,598       1,538,575

Effect of dilutive securities-employee
stock options                                            22,355         14,049         20,449          11,634

Denominator for diluted earnings per
share- adjusted weighted average
shares outstanding                                    1,568,106      1,552,978      1,565,047       1,550,209

Earnings per share-basic                                  $1.05           $.88          $2.05           $1.71
Earnings per share-diluted                                $1.04           $.87          $2.02           $1.70


There were no stock options that were anti-dilutive for either the three-month or the six-month periods ended June 30, 2003 or 2002.

                                   Form 10-Q
                                     Page 5

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2003 AND 2002, AND DECEMBER 31, 2002
                                   (UNAUDITED)

3. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business entity during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the periods ended June 30, 2003 and 2002 (net of the income tax effect):

                                                           For the Three Months          For the Six Months
                                                               Ended June 30,              Ended June 30,
                                                            2003           2002         2003           2002
                                                            ----           ----         ----           ----
Unrealized holding gains arising during the
period on securities held                                   $434         $2,363         $497           $1,515

Reclassification adjustment for sold securities
                                                             (97)            63         (199)             105
                                                            ----          -----         -----             ---

Net change in unrealized gains during the period             337          2,426          298            1,620


Unrealized holding gains, beginning of period              3,564            293        3,603            1,099
                                                           -----            ---        -----            -----

Unrealized holding gains, end of period                   $3,901         $2,719       $3,901           $2,719
                                                          ======         ======       ======           ======

Net income                                                $1,630         $1,354       $3,161           $2,629

Other comprehensive  income, net  of tax:

Unrealized holding gains arising during the
period                                                       337          2,426          298           1,620
                                                          ------         ------       ------          ------
Comprehensive Income                                      $1,967         $3,780       $3,459          $4,249
                                                          ======         ======       ======          ======


4. STOCK REPURCHASE PLAN

In March of 2000, the Board of Directors of QNB Corp. authorized the repurchase of up to 4.99 percent or 79,180 shares of QNB Corp's outstanding common stock. Such repurchases may be made in open market or privately negotiated transactions. The repurchased shares will be held in treasury and will be available for general corporate purposes. As of June 30, 2003 QNB Corp. repurchased 53,343 shares at an average cost of $28.01 per share. No shares were repurchased during the second quarter or first six months of 2003 or 2002.

                                   Form 10-Q
                                     Page 6

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2003 AND 2002, AND DECEMBER 31, 2002
                                   (UNAUDITED)

5. LOANS

The following table presents Loans by category as of June 30, 2003 and December 31, 2002:

                                                June 30,          December 31,
                                                  2003                2002
                                                --------          ------------
Commercial and industrial                        $47,497             $39,546
Agricultural                                           1                 176
Construction                                       7,343               7,687
Real estate-commercial                            90,226              74,125
Real estate-residential                           86,437              88,831
Consumer                                           6,237               6,748
                                                --------            --------
Total loans                                      237,741             217,113
Less unearned income                                 211                 263
                                                --------            --------
Total loans net of unearned income              $237,530            $216,850
                                                ========            ========

Included in total loans are loans classified as held for sale of $2,356,000 and $4,159,000 at June 30, 2003 and December 31, 2002, respectively.

6. INTANGIBLE ASSETS

The following table presents Intangible Asset information as of June 30, 2003:

------------------------------------ ----------------------- ------------------------- ----------------------
Amortized Intangible Assets                Gross Carrying            Accumulated             Net Carrying
                                               Amount                Amortization               Amount
------------------------------------ ----------------------- ------------------------- ----------------------
Purchased deposit premium                              $511                      $289                   $222
------------------------------------ ----------------------- ------------------------- ----------------------
Mortgage servicing asset                                730                       281                    449
------------------------------------ ----------------------- ------------------------- ----------------------
  Total                                              $1,241                      $570                   $671
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
------------------------------------ ----------------------- ------------------------- ----------------------

Included in accumulated amortization for the mortgage servicing asset is a valuation allowance of $141,000 and $13,000 at June 30, 2003 and December 31, 2002, respectively.


                                   Form 10-Q
                                     Page 7

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2003 AND 2002, AND DECEMBER 31, 2002
                                   (UNAUDITED)

6. INTANGIBLE ASSETS (Continued)

AGGREGATE AMORTIZATION EXPENSE

For the Six Months ended June 30, 2003     $227

ESTIMATED AMORTIZATION EXPENSE

For the Year Ended 12/31/03                $328
For the Year Ended 12/31/04                 180
For the Year Ended 12/31/05                 137
For the Year Ended 12/31/06                 105
For the Year Ended 12/31/07                  76

7. RECENT ACCOUNTING PRONOUNCEMENTS

STOCK-BASED COMPENSATION

In December, 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION- TRANSITION AND DISCLOSURE. This Statement amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, INTERIM FINANCIAL REPORTING, to require disclosure about those effects in interim financial information. The requirements for SFAS No. 148 are effective for financial statements for fiscal years ended and interim periods beginning after December 15, 2002. QNB uses the "intrinsic value" approach to accounting for stock-based compensation to account for stock-based compensation as permitted under APB Opinion No. 25. QNB has adopted the disclosure provisions of SFAS No. 148. The disclosure provisions had no impact on QNB's consolidated earnings, financial condition, or equity.

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


                                   Form 10-Q
                                     Page 8

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2003 AND 2002, AND DECEMBER 31, 2002
                                   (UNAUDITED)

7. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES
AND EQUITY

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This Statement establishes standards for how an issuer classifies financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify these financial instruments as a liability (or, in certain circumstances, an asset). Previously these financial instruments would have been classified entirely as equity, or between the liabilities section and equity section of the statement of financial condition. This Statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. The provisions of this Statement are effective for interim periods beginning after June 15, 2003. Management does not expect the adoption of this statement to have an impact on QNB's consolidated earnings, financial condition, or equity.

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

INCOME TAXES (CONTINUED)

expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part go beyond QNB's control, it is at least reasonably possible that management's judgment about the need for a valuation allowance for deferred taxes could change in the near term. At June 30, 2003 QNB had a $138,000 valuation allowance for deferred taxes.

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


RESULTS OF OPERATIONS

QNB reported net income for the second quarter 2003 of $1,630,000 or $1.04 per common share on a diluted basis. This compares to $1,354,000 or $.87 per share for the same period in 2002. Net income for the first six months of 2003 was $3,161,000 or $2.02 per share, a 20.2 percent increase over the $2,629,000 or $1.70 per share for the comparable period in 2002. Results for both the second quarter and six months of 2003 represent records for QNB.

A historically low interest rate environment has had both a positive and negative impact on the results of operations for QNB during the second quarter of 2003. On the positive side, the low interest rate environment has resulted in a substantial increase in mortgage refinance activity. This additional activity has contributed to the increase in non-interest income, specifically, the gain on the sale of loans. During the second quarter of 2003, QNB originated over $15 million in mortgage loans. This compares to slightly less than $3 million for the same period in 2002. As a result, non-interest income for the three months ended June 30, 2003 was $1,426,000, a $717,000 increase from the second quarter of 2002. When comparing these two periods gains on the sale of loans increased $408,000 and net gains on the sale of investment securities increased $242,000. Sales of equity securities contributed to the investment securities gain in 2003.

On the negative side, the low interest rate environment has reduced the net interest margin. The net interest margin was 3.48 percent for the second quarter of 2003 compared to 3.80 percent for the same period in 2002. The impact from the decline in the net interest margin on net interest income was partially offset by a 7.8 percent increase in average earning assets with average loans increasing 12.9 percent. This growth was funded by an 11.0 percent increase in average total deposits. The net result was a reduction in net interest income of $36,000 when comparing the two quarters. Included in net interest income for the second quarter of 2002 was the recognition of $94,000 in interest on non-accrual loans. Excluding the impact of the non-accrual interest the net interest margin for the second quarter of 2002 was 3.72%.

Return on average assets was 1.27 percent and 1.14 percent while the return on average equity was 16.83 percent and 15.42 percent for the three months ended


                                    Form 10-Q
                                     Page 12

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS (CONTINUED)

June 30, 2003 and 2002, respectively. For the six-month periods ended June 30, 2003 and 2002, return on average assets was 1.25 percent and 1.13 percent and the return on average equity was 16.61 percent and 15.23 percent, respectively.


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

Net interest income decreased .9 percent to $3,836,000 for the quarter ended June 30, 2003 as compared to $3,872,000 for the quarter ended June 30, 2002. On a tax-equivalent basis, which allows for the comparison of tax-exempt loans and investments to taxable loans and investments, net interest income decreased by
1.5 percent from $4,233,000 for the three months ended June 30, 2002 to $4,171,000 for the same period ended June 30, 2003. Included in net interest income for the three months ended June 30, 2002, was the recognition of $94,000 in interest on non-accrual loans that were paid in full. There was no such recognition of income in the second quarter of 2003.

As mentioned previously, the growth in deposits and the investment of these deposits into profitable loans and investment securities could only partially offset the impact of the declining net interest margin on net interest income. The growth in deposits is a continuation of the trend that began during 2001. Despite improvement in the stock market during the second quarter of 2003, its longer term lackluster performance, in conjunction with a slow growing United States economy, and geopolitical uncertainty have contributed to the inflow of funds into the banking system. Consumers are looking for the relative safely of bank deposits despite the low interest rate environment. Average deposits increased $40,449,000 or 11.0 percent when comparing the second quarters of 2003 and 2002. These deposits were primarily used to fund the $26,772,000 or 12.9 percent increase in average loans during this same time period.

The lower interest rate environment, which began in 2001, reached 45-year lows in mid-June before rebounding slightly at the end of the quarter. For example, the 10-year Treasury note, which started the year at 3.81 percent fell to 3.07 percent on June 16 and ended the quarter at 3.51 percent. This extended period of low rates has had the impact of lowering the yield on earning assets and the rate paid on interest-bearing liabilities, as loans, investment securities and deposits either repriced at lower rates or were originated at lower interest rates. The yield on earning assets on a tax-equivalent basis was 5.54 percent for the second quarter of 2003 versus 6.59 percent for the second quarter of 2002, while the rate paid on interest-bearing liabilities was 2.34 percent and
3.16 percent for the same periods. The net interest margin, on a tax-equivalent basis, declined 32 basis points to 3.48 percent for the three-month period ended June 30, 2003 compared with 3.80 percent for the same period in 2002. The net interest margin for the second quarter of 2003 represents a decline of 19 basis points from the 3.67 percent recorded during the first quarter of 2003. At the end of June 2003, the Federal Reserve Bank lowered the Federal Funds rate an additional .25 percent to 1.00 percent. At the same time the prime lending rate declined to 4.00 percent. These additional cuts may result in a further decline in the net interest margin during 2003.


                                    Form 10-Q
                                     Page 13

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (CONTINUED)

The yield on loans decreased 91 basis points to 6.46 percent when comparing the second quarter of 2002 to the second quarter of 2003. The average prime rate when comparing the second quarter of 2002 to the second quarter of 2003 decreased 52 basis points, from 4.75 percent to 4.23 percent. While QNB was negatively impacted from the decline in prime rate, the overall yield on the loan portfolio did not decrease proportionately, since only a percentage of the loan portfolio re-prices immediately with changes in the prime rate. A greater contributor to the decline in yield on the loan portfolio was the impact of the refinancing of residential mortgage, home equity and commercial loans into lower yielding loans. The yield on the loan portfolio may continue to decline in 2003 as fixed rate loans are refinanced at lower rates, adjustable rate loans re-price down as they reach their reset date and new loans are booked at the current lower rates. In anticipation of rising rates in 2004, QNB, particularly with regard to commercial loans, has attempted to originate floating rate loans indexed to the prime rate. This should help increase the yield on the loan portfolio as the prime rate increases.

When comparing the second quarter of 2003 to the second quarter of 2002, the yield on investment securities decreased to 4.86 percent from 6.04 percent. With the continuing low interest rate environment, cash flow from callable agency and municipal securities, mortgage-backed securities and collateralized mortgage obligations (CMOs) remains high. These funds as well as new funds from deposit growth were reinvested in lower-yielding securities. Another result of the increase in the prepayments on mortgage backed securities and CMOs purchased at a premium was an increase in the amortization of the premium on these securities. The net amortization on investment securities was $303,000 during the second quarter of 2003 compared with $99,000 in the second quarter of 2002. The increase in premium amortization has the impact of reducing interest income and the yield on the portfolio. QNB has attempted to manage the prepayment and amortization situation by selling out of certain faster paying CMOs and mortgage backed securities and purchasing lower coupon, lower premium mortgage backed securities and CMOs that will not pay as quickly should rates stay low or decline further. The yield on the investment portfolio may continue to decline during 2003, as higher yielding securities continue to be replaced at lower rates.

While total interest income on a tax-equivalent basis decreased $693,000 when comparing the second quarter of 2003 to the second quarter of 2002, total interest expense decreased $631,000. The rate paid on interest bearing deposits decreased from 2.84 percent to 1.93 for the quarters ended June 30, 2002 and 2003. The impact of lower rates on time deposits was the greatest contributor to the decline in total interest expense and the rate paid on interest bearing deposits. Total interest expense on time deposits decreased $526,000 when comparing the two quarters. The average rate paid on time deposits declined from
4.06 percent to 2.89 percent when comparing the two periods. Like fixed-rate loans, certificates of deposit reprice over time and therefore have less of an immediate impact on yield in either a rising or falling rate environment. However, given the extended period of low interest rates, most time deposits have already re-priced lower and therefore the yield on time deposits will likely not decline much further. Average time deposits increased $5,269,000 to $196,275,000 when comparing the second quarter of 2003 to the same period in 2002. A $13,124,000 increase in average time deposits with balances less than $100,000 offset a $7,855,00 decrease in average time deposits with balances of $100,000 or more.

Lower rates paid on money market accounts and savings accounts contributed to the $63,000 and $29,000 decrease in interest expense for these products. The average rate paid on money market accounts declined 67 basis points when comparing the second quarter of 2003 yield of .91 percent to the second quarter of 2002 yield of 1.58 percent. Contributing to the decline in the yield on money market accounts was the decline in the rate paid on the Treasury Select Money Market Account. This product is a variable rate account indexed to the monthly average of the 91-day Treasury bill based on balances in the account. The decline in the 91-day Treasury rate resulted in significantly lower rates on this product. In response to lower market rates of interest QNB lowered the rates paid on savings accounts. The average rate paid on savings accounts declined 46 basis points to .77 percent when comparing the second quarter of


                                    Form 10-Q
                                     Page 14

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (CONTINUED)

2003 to the second quarter of 2002. When comparing the second quarter of 2003 to the second quarter of 2002 average money market accounts decreased $1,453,000 or
4.1 percent, while average savings accounts increased $9,608,000 or 23.0 percent.

Interest expense on interest bearing demand accounts increased from $83,000 to $123,000, while the yield on these accounts increased from .58 percent to .63 percent, when comparing the three-month periods ended June 30, 2002 and 2003. The average balance on these accounts increased from $57,607,000 to $77,951,000 when comparing the same two periods. The majority of the growth in interest bearing demand deposits can be attributed to the successful development of a relationship with a municipal organization.

With regard to the yield on non-maturity interest-bearing deposits, which reprice immediately when their rates are changed, management does not expect the rate paid to decline significantly as they have reached a level where only a minimal reduction in rates is possible.

Interest expense on short-term borrowing decreased from $68,000 for the second quarter of 2002 to $24,000 for the second quarter of 2003. This is a result of a decline in both volume and rate. Average short-term borrowings decreased from $13,122,000 to $8,193,000 when comparing the two periods while, the rate paid on short-term borrowings decreased from 2.08 percent for the second quarter of 2002 to 1.17 percent for the second quarter of 2003. Most of these borrowings are indexed with the Federal funds rate.

For the six-month period ended June 30, 2003, net interest income increased $226,000 or 3.0 percent to $7,723,000. On a tax-equivalent basis net interest income increased $220,000 or 2.7 percent. The significant growth in average earning assets offset the decline in the net interest margin. Average earning assets increased 7.8 percent while the net interest margin declined 19 basis points. The net interest margin on a tax-equivalent basis was 3.57 percent for the six-month period ended June 30, 2003 compared with 3.76 percent for the same period in 2002. Excluding the impact of the recognition of interest on non-accrual loans during the second quarter of 2002, the net interest margin declined by 14 basis points.

Total interest income decreased $1,071,000 from $13,770,000 to $12,699,000 when comparing the six-month periods ended June 30, 2002 to June 30, 2003. The decline in interest income is a result of the extended period of lower interest rates. The yield on earning assets decreased from 6.63 percent to 5.69 percent, with the yield on investment securities declining from 6.16 percent to 5.06 percent and the yield on loans declining from 7.37 percent to 6.58 percent between the six-month periods. Average loans increased 10.1 percent to $228,482,000 while average investment securities increased 4.7 percent to $233,510,000.

Total interest expense decreased $1,297,000 from $6,273,000 to $4,976,000 for the six-month periods with interest on money market accounts, savings accounts and time deposits accounting for $125,000, $39,000 and $1,120,000 of the decrease. The yield on these accounts declined 67 basis points, 39 basis points and 127 basis points when comparing the average rate paid for the six-month periods ended June 30, 2003 and 2002. Interest expense on interest-bearing demand accounts increased $81,000 to $238,000 as average balances increased $19,968,000 to $76,196,000 for the six-month period ended June 30, 2003. Interest expense on short-term borrowings declined by $87,000 as the average rate paid on these accounts declined from 2.06 percent to 1.21 percent and the average balances declined from $13,687,000 to $8,858,000.


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

QNB's management determined no provision for loan losses was necessary for either the three or six month periods ended June 30, 2003 or 2002 as charged off loans, non-performing assets and delinquent loans remained at low levels relative to the allowance for loan losses. QNB had net recoveries of $4,000 and $3,000 for the three month periods ended June 30, 2003 and 2002. For the six-month period ended June 30, 2003, QNB had net charge-offs of $1,000. This compares to net recoveries of $34,000 for the six-month period ended June 30, 2002.

Non-performing assets (non-accruing loans, loans past due 90 days or more, other real estate owned and other repossessed assets) remained low amounting to .10 percent of total assets at June 30, 2003. This compares to .08 percent at June 30, 2002 and .13 percent at December 31, 2002. Non-accrual loans were $477,000 and $363,000 at June 30, 2003 and 2002. Non-accrual loans at December 31, 2002 were $650,000. QNB did not have any other real estate owned as of June 30, 2003, December 31, 2002 or June 30, 2002. Repossessed assets were $5,000 and $11,000 at June 30, 2003 and December 31, 2002. There were no repossessed assets as of June 30, 2002.

Overall delinquency, including loans past due 90 days or more, also improved during the second quarter of 2003 and represented .41 percent of total loans at June 30, 2003. This compares to .60 percent and .49 percent at December 31, 2002 and June 30, 2002, respectively. QNB did not have any other real estate owned as of June 30, 2002, December 31, 2001 or June 30, 2001.

There were no restructured loans as of June 30, 2003, December 31, 2002 or June 30, 2002 as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for loan losses was $2,937,000 and $2,938,000 at June 30, 2003 and December 31, 2002, respectively. The ratio of the allowance to total loans was
1.24 percent and 1.35 percent at both period end dates. The 9.5 percent growth in total loans between December 31, 2002 and June 30, 2003 was the primary factor in the decline in this ratio. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

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

At June 30, 2003 and 2002, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $452,000 and $283,000, respectively. No valuation allowance was necessary on these loans. Most of the loans identified as impaired are collateral-dependent.

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

Total non-interest income increased $717,000 or 101.1 percent to $1,426,000 for the quarter ended June 30, 2003 when compared to June 30 2002. For the six-month period total non-interest income increased $1,221,000 or 84.6 percent to $2,664,000. Excluding gains and losses on the sale of investment securities and loans during both periods, non-interest income for the three-month period increased $67,000 or 9.3 percent and for the six-month period increased $132,000 or 9.6 percent.

Fees for services to customers, the largest component of total non-interest income, are primarily comprised of service charges on deposit accounts. These fees increased 21.0 percent or $80,000, to $461,000 when comparing the two quarters and 18.4 percent or $136,000 to $875,000 when comparing the six-month periods. The increase in the overdraft fee during the third quarter of 2002, as well as an increase in the volume of overdrafts resulted in a $78,000 or 26.0 percent increase in overdraft income when comparing the three month periods and $144,000 or 25.0 percent increase when comparing the six month periods ended June 30, 2003 and 2002.

ATM and debit card income is primarily comprised of interchange income on debit cards and ATM surcharge income for the use of QNB ATM machines by non-QNB customers. ATM and debit card income was $151,000 for the second quarter of 2003, an increase of $23,000 or 18.0 percent from the amount recorded during the second quarter of 2002. For the six-month periods ATM and debit card income increased 19.0 percent to $282,000. Debit card income increased $23,000 or 26.0 percent for the three-month periods and $38,000 or 23.4 percent when comparing the six-month periods ended June 30, 2003 and 2002. The increase in debit card

                                    Form 10-Q
                                     Page 17

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (CONTINUED)

income is a result of increased acceptance by consumers of the card as a means of paying for goods and services. Debit card income is likely to decrease beginning in the third quarter of 2003 as a result of the legal settlement between the card companies and the retailers. This settlement will result in a reduction in the amount earned per transaction.

ATM transaction surcharge income decreased $4,000 or 13.7 percent when comparing the second quarter of 2003 to the second quarter of 2002. For the six-month period, ATM transaction surcharge income decreased $8,000 or 13.4 percent. The decline in ATM transaction surcharge income is a result of a reduction in the number of transactions by non-QNB customers at QNB machines. Offsetting this reduction in income was increases in ATM interchange income and card fee income. ATM interchange income increased $3,000 for the quarter and $10,000 for the six-month period while card fee income increased $3,000 for the quarter and $6,000 for the six- month period.

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over the period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. Mortgage servicing fees for the quarter ended June 30, 2003 were a loss of $46,000. Included in this amount is a $53,000 valuation allowance for impairment. For the six-month period ended June 30, 2003, the net mortgage servicing income was a loss of $105,000 of which $128,000 was a result of a valuation allowance. This impairment was a result of the historically high prepayment speeds on mortgages resulting from the record level of mortgage refinancing activity created by the low interest rate environment. Excluding the valuation allowance mortgage servicing income would have been $7,000 for the second quarter of 2003 compared to $21,000 for the second quarter of 2002. For the six-month period ended June 30, 2003 mortgage servicing income would have been $23,000 compared to $36,000 for the same period in 2002.

Other results from the increase in mortgage refinancing activity are an increase in amortization expense and an increase in the amount of mortgages serviced. When a loan is paid off, the servicing asset related to that mortgage must be expensed. Amortization expense for the three-month periods ended June 30, 2003 and 2002 was $43,000 and $20,000, respectively. For the respective six-month periods amortization expense was $74,000 and $39,000. The average balance of mortgages serviced for others was $79,923,000 for the second quarter of 2003 compared to $67,323,000 for the second quarter of 2002, an increase of 18.7 percent. The average balance of mortgages serviced was approximately $77,413,000 for the six-month period ended June 30, 2003 compared to $66,611,000 for the first six months of 2002, an increase of 16.2 percent. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

Net gains on the sale of investment securities were $147,000 for the second quarter of 2003. QNB recognized a gain of $137,000 on the sale of marketable equity securities and a gain of $10,000 on the sale of debt securities. For the six-month period net gains on investment securities was $302,000 of which $277,000 is a result of sales of debt securities and $25,000 relates to activity in the marketable equity securities portfolio. Included in the net gain on the equity portfolio was a $126,000 write-down of securities whose decline in market value below cost was deemed to be other than temporary. These securities were determined to be impaired. With regard to the sale of debt securities, QNB has sold approximately $28 million of mortgage-backed securities and CMO's that were prepaying at very fast speeds. The proceeds were used to purchase lower coupon mortgage backed securities and CMO's. The purpose of these transactions was to reduce the amount of cash flow currently being received and also the amount of premium amortization being recorded. Management will continue to look at strategies that will result in an increase in the yield on the portfolio.

                                    Form 10-Q
                                     Page 18

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


NON-INTEREST INCOME (CONTINUED)

QNB recorded a net loss of $95,000 on the sale or other than temporary impairment of investment securities during the second quarter of 2002. For the six-month period ended June 30, 2002 the net loss was $159,000. Included in these amounts were losses of $118,000 for the quarter and $200,000 for the six-month period related to the write-down of marketable equity securities that declined in market value below cost, which was deemed to be other than temporary.

QNB recorded a gain of $489,000 on the sale of loans during the second quarter of 2003. This compares to a $81,000 gain for the same period in 2002. For the six-month periods ended June 30, 2003 and 2002 net gains on the sale of loans were $850,000 and $222,000, respectively. The sale of student loans accounts for $2,000 and $15,000 of the gains during the second quarter of 2003 and 2002. QNB sold approximately $138,000 and $785,000 in student loans during the second quarter of 2003 and 2002. Gains on the sale of student loans accounted for $7,000 and $32,000 of the total gains during the six-month periods ended June 30, 2003 and 2002, respectively. For the six-month periods ended June 30, 2003 and 2002, QNB sold approximately $395,000 and $1,671,000 of student loans. The decrease in the gain on the sale relates to the lower volume of loans sold. Effective June 30, 2002 QNB terminated its agreement with the Student Loan Marketing Association (SLMA). QNB will no longer be originating student loans for sale but will be working on a referral basis instead. The remaining balance in the portfolio was sold during the second quarter of 2003.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. As mentioned previously, the decline in interest rates has resulted in record mortgage refinancing activity and significant gains on the sale of these loans. Gains are usually recorded as rates fall while rising rates tend to result in losses. This activity peaked during the second quarter of 2003 as mortgage rates reached historical lows. The net gain on the sale of residential mortgage loans were $487,000 and $66,000 for the three-month periods ended June 30, 2003 and 2002 and $843,000 and $190,000 for the respective six-month periods. QNB originated $15,481,000 and $2,923,000 in residential mortgages held for sale during the second quarter of 2003 and 2002 and $23,546,000 and $9,734,000 during the respective six-month periods. Proceeds from the sale of residential mortgages were approximately $15,785,000 and 2,593,000 during the second quarters of 2003 and 2002, respectively. For the six-month periods proceeds from the sale of residential mortgage loans amounted to $25,693,000 and $10,230,000, respectively. At June 30, 2003 and 2002, QNB had approximately $2,356,000 and $508,000 in mortgage loans classified as held for sale. These loans are accounted for at lower of cost or market.

Other operating income increased $32,000 or 28.1 percent to $146,000 when comparing the three-month periods ended June 30, 2003 and 2002. Contributing to the increase for the quarter was $22,000 in dividends from QNB's minority ownership of Bankers Settlement Services of Eastern Pennsylvania, LLC, a title insurance company. A $13,000 increase in merchant income and a $7,000 increase in income from the sale of checks offset a $15,000 decline in commissions from consumer loan insurance premiums.

For the six-month period other operating income increased $95,000 or 45.2 percent to $305,000. Included in other operating income in 2003 was a $47,000 gain on residential mortgage loans held for sale that have been committed but not settled. Dividends from the title insurance company increased $26,000 while retail brokerage and trust income increased $16,000 and $4,000, respectively. Merchant income increased $19,000 while consumer loan insurance commissions decreased $20,000 when comparing the six-month periods.

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

$3,143,000 for the quarter ended June 30, 2003 represents an increase of $257,000 or 8.9 percent from levels reported in the second quarter of 2002. Total non-interest expense for the six months ended June 30, 2003 was $6,281,000, an increase of $601,000 or 10.6 percent over 2002 levels.

Salaries and benefits, the largest component of non-interest expense, increased $177,000 or 10.9 percent to $1,798,000 for the quarter ended June 30, 2003 compared to the same quarter in 2002. Salary expense increased $159,000 or 12.0 percent during the period to $1,480,000 while benefits expense increased $18,000 or 6.0 percent to $318,000. For the six-month period ended June 30, 2003 salaries and benefits expense increased $434,000 or 13.7 percent compared to 2002. Salary expense increased $361,000 or 14.1 percent while benefits expense increased $73,000 or 11.9 percent.

QNB monitors, through the use of various surveys, the competitive salary information in its markets and makes adjustments where appropriate. In addition, in 2002 with the assistance of a consultant, QNB performed a complete analysis of its compensation program. One result of this analysis was the development and implementation of a new incentive program. This program has contributed an additional $91,000 and $216,000 in salary expense when comparing the three and six-month periods ended June 30, 2003 and 2002. Excluding the accruals for the incentive program salary expense increased 5.4 percent for the three-month period and 5.9 percent for the six-month period. Merit increases and an increase in the number of employees also contributed to the increase in salary expense. The number of full time-equivalent employees increased by five when comparing both the three and six month periods.

An increase in medical, dental and workers compensation insurance premiums has contributed to the increase in benefits expense for both the three and six month periods. For the three and six month periods medical expense has increased approximately 14.7 percent and 20.8 percent, respectively. For the six-month period payroll tax expense and retirement plan expense increased $11,000 and $18,000, respectively. Higher compensation expense contributes to the increase in these areas.

Net occupancy expense increased $10,000 or 5.0 percent when comparing the second quarter of 2003 to the second quarter of 2002. For the six-month period, net occupancy expense increased $19,000 or 4.7 to $425,000. Utility expense increased $6,000 for the quarter and $11,000 for the six-month period while building maintenance expense increased $4,000 and $10,000 for the same periods.

Furniture and equipment expense increased $18,000 or 7.2 percent when comparing the three-month periods ended June 30, 2003 and 2002 and $60,000 or 12.5 percent when comparing the six-month periods. Depreciation and amortization expense increased $25,000 and $52,000 when comparing the three-month and six-month periods, respectively. The increase in depreciation and amortization expense is a result of the completion of several large projects in the second half of 2002. A $9,000 decline in equipment maintenance expense for the quarter partially offset the increase in depreciation expense. For the six-month period equipment maintenance expense is virtually unchanged.

Marketing expense decreased $2,000 to $115,000 for the quarter ended June 30, 2003 and $46,000 to $215,000 when comparing the six-month periods. The decrease in marketing expense is primarily a result of the timing of advertising, sales promotion and donation expenses. The advertising and sales promotion costs will likely catch up during the remainder of the year. During the fourth quarter of 2002 QNB made several large long-term charitable pledges that would likely have been made during the first half of 2003.


                                    Form 10-Q
                                     Page 20

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (CONTINUED)

Third party services are comprised of professional services including legal, accounting and auditing and consulting services as well as fees paid to outside vendors for support services of day-to-day operations. These include Trust services, retail non-deposit services, correspondent banking services, investment security safekeeping and supply management services, to name a few. Third party services expense was $169,000 in the second quarter of 2003 compared to $145,000 for the second quarter of 2002. For the six-month periods ended June 30, 2003 and 2002 third party service expense was $359,000 and 279,000, respectively. The outsourcing of the statement printing and mailing function contributed to the increase in third party services for both the three and six month periods. This function was outsourced during the second quarter of 2003. Also contributing to the increase were consulting and training cost related to the installation of an upgrade to the item processing system. The use of an executive search firm to fill an open Trust officer position was a major contributor to the increase in third party services when comparing the six-month periods.

For the three-month period ended June 30, 2003 telephone, postage and supplies expense decreased $9,000 or 6.7 percent to $126,000. A $13,000 reduction in supply costs contributed to the positive variance. For the six-month period these expenses decreased $5,000 or 1.9 percent with supply costs decreasing $19,000 while postage costs increased $11,000.

INCOME TAXES

Applicable income taxes and effective tax rates were $489,000 or 23.1 percent for the three-month period ended June 30, 2003, and $341,000 or 20.1 percent for the same period in 2002. For the six-month period applicable income taxes and effective rates were $945,000 or 23.0 percent and $631,000 or 19.4 percent, respectively. The increase in the effective tax rate when comparing 2003 to 2002 is a result of pre-tax income increasing at a rate faster than tax-exempt income. Also contributing to the higher effective tax rate was the additional valuation allowance on capital losses recorded during the first quarter for the impairment of equity securities.

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 2003, QNB's net deferred tax liability was $1,168,000. The primary components of deferred taxes are a deferred tax asset of $726,000 relating to the allowance for loan losses and a deferred tax liability of $2,009,000 resulting from the SFAS No. 115 adjustment for available-for-sale investment securities. As of June 30, 2002 QNB's net deferred tax liability was $579,000. A deferred tax asset of $738,000 relating to the allowance for loan losses was offset by a deferred tax liability of $1,401,000 resulting from the SFAS No. 115 adjustment for available-for-sale investment securities. An increase in the market value of the available-for-sale investment portfolio resulting from declining interest rates accounts for the change to a deferred tax liability from a deferred tax asset.

The realizability of deferred tax assets is dependent upon a variety of factors including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. A valuation allowance of $95,000 was established during the year ended December 31, 2002, to offset a portion of the tax benefits associated with certain impaired securities that management believes may not be realizable. For the six month period ended June 30, 2003 the valuation allowance was increased to $138,000. Based upon these and other factors, management believes it is more likely than not that QNB will realize the benefits of these remaining deferred tax assets.

                                    Form 10-Q
                                     Page 21

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

BALANCE SHEET ANALYSIS

The Balance Sheet Analysis reviews average balance sheet data for the six months ended June 30, 2003 and 2002, as well as the period ending balances as of June 30, 2003 and December 31, 2002.

Average earning assets for the six-month period ended June 30, 2003 increased $35,040,000 or 8.0 percent to $475,049,000 from $440,009,000 for the six months ended June 30, 2002. Average loans increased $21,024,000 while average investment securities and Federal funds sold increased $10,523,000 and $3,419,000, respectively.

The 10.1 percent increase in average loans is a result of the use of a business development and calling program encompassing lending personnel, branch personnel and executive management. The focus of this program is to both develop new lending and deposit relationships as well as strengthen existing relationships. This program was enhanced during 2002 with the development of a bank-wide sales initiative that concentrated on sales training, particularly with regard to identifying lending opportunities. This program has been expanded in 2003 to include an incentive compensation program that will reward employees not only for loan growth, but also for asset quality and profitability. The addition of the Souderton branch location was also key to the growth in loans, especially commercial loans. The growth in loans was achieved despite the relatively weak economy during 2002 and the first half of 2003.

Average commercial loans increased $14,249,000, while average consumer loans increased $6,761,000 when comparing the first half of 2003 to the first half of 2002. Average residential mortgage loans held in portfolio were relatively unchanged despite the increase in originations because most residential mortgage loans are sold. The increase in consumer loans is primarily in the category of home equity loans, which increased $7,123,000 or 18.3 percent. Home equity loans have been popular with consumers; especially those refinancing existing residential mortgage loans, because they have lower origination costs than residential mortgage loans.

The increase in average investment securities is a result of the growth in deposits outpacing the growth in loans. The higher balance in average Federal funds sold when comparing the six-month periods is a result of management's decision to keep additional liquidity in light of the significant growth in deposits.

The growth in average earning assets was funded by increases in non-interest-bearing and interest-bearing deposit accounts. Average non-interest bearing demand accounts increased $6,567,000 or 15.9 percent, while average interest-bearing deposit accounts increased $33,172,000 or 10.3 percent. The "Free Checking" promotion, as well as the acquisition of new business accounts were significant factors in the increase in non-interest bearing deposits.

The growth in average interest-bearing deposit accounts is primarily centered in interest bearing demand deposit accounts which increased $19,968,000 or 35.5 percent. The majority of this growth can be attributed to the successful development of a relationship with a municipal organization. Average savings accounts increased $9,043,000 or 22.4 percent. Lackluster performance of the stock market, a slow growing United States economy, and geopolitical uncertainty

                                    Form 10-Q
                                     Page 22

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION




BALANCE SHEET ANALYSIS (CONTINUED)

have contributed to the inflow of funds into the banking system. Consumers are looking for the relative safety of bank deposits despite the low interest rate environment.

Time deposit accounts continued to increase in 2003 but at a much slower rate than in previous years. Average total time deposits increased $5,015,000 or 2.7 percent to $193,921,000 when comparing the first half of 2003 to the first half of 2002. Average time deposits with balances less than $100,000 increased $11,953,000 while those with balances greater than $100,000 decreased $6,938,000. Another difference in the growth pattern in time deposits was in the maturity time frame selected by customers. In 2001, the majority of the new time deposits were opened with maturities under one year, while in 2002 and 2003 customers extended the maturities and opened accounts with maturities between three and five years. It appears that customers are looking to achieve the highest yields possible in this low interest rate environment.

Total assets at June 30, 2003 were $528,462,000, compared with $503,430,000 at December 31, 2002, an increase of 5.0 percent. The increase in assets from December 31, 2002 to June 30, 2003 is primarily centered in loans, which increased $20,680,000. Cash and cash equivalents increased $9,878,000 when comparing the two periods. This growth is a result of the desire to increase liquidity as well as the timing of the reinvestment of approximately $9,000,000 in proceeds from the sale of investment securities during the second quarter of 2003. These proceeds were not reinvested until the third quarter.

The growth in assets was primarily funded by a $28,470,000 increase in total deposits. Total deposits increased from $388,913,000 at December 31, 2002 to $417,383,000 at June 30, 2003. The increase in deposits was spread across all product lines except for money market accounts. Non-interest bearing demand accounts and interest bearing demand accounts increased $11,064,000 and $3,865,000, respectively when comparing balances at June 30, 2003 and December 31, 2002. Savings accounts increased $6,994,000 and total time deposits increased $10,852,000 when comparing the same time periods. Money market accounts decreased $4,305,000 during this time frame. The large increase in non-interest bearing deposits at June 30, 2003 was the result of a couple of large temporary deposits by customers on June 30, 2003.

At June 30, 2003 the fair value of investment securities available-for-sale was $221,327,000 or $5,910,000 above the amortized cost of $215,417,000. This compares to a fair value of $214,741,000 or $5,524,000 above the amortized cost of $209,217,000 at December 31, 2002. An unrealized holding gain, net of taxes, of $3,901,000 and $3,603,000 was recorded as an increase to shareholders' equity at June 30, 2003 and December 31, 2002, respectively. Despite the amount of activity in the portfolio through maturities, calls, prepayments and sales, the composition of the portfolio has not changed significantly since December 31, 2002. During the second quarter of 2002, management and the Board of Directors approved that all future purchases of investment securities will be categorized as available-for-sale. While there is the potential for increased volatility of shareholder's equity due to market value changes, management believes it will provide for more flexibility in managing the portfolio.

The available-for-sale portfolio had a weighted average maturity of approximately 3 years, 5 months at June 30, 2003 and 4 years, 7 months at December 31, 2002. The weighted average tax-equivalent yield was 4.66 percent and 5.35 percent at June 30, 2003 and December 31, 2002. The weighted average maturity is based on the stated contractual maturity of all securities except for mortgage-backed securities and CMOs, which are based on estimated average life. The maturity of the portfolio may be shorter because of call features in many debt securities and because of prepayments on mortgage-backed securities and CMOs. The interest rate sensitivity analysis reflects the repricing term of the securities portfolio based upon estimated call dates and anticipated cash flows assuming management's most likely interest rate environment. The expected repricing term of the available-for-sale portfolio was 2 years, 7 months at June 30, 2003 and 2 years, 11 months at December 31, 2002, based on these assumptions. The reduction in both the weighted average maturity and the repricing term is a result of the decline in interest rates that has led to a significant increase in prepayment speeds on mortgage-backed securities and CMOs.

Investment securities held-to-maturity are reported at amortized cost. As of June 30, 2003 and December 31, 2002, QNB had securities classified as held-to-maturity with an amortized cost of $17,673,000 and $29,736,000 and a market value of $18,229,000 and $30,386,000, respectively. The held-to-maturity portfolio had an expected repricing term of approximately 2 years, 6 months at June 30, 2003 and 2 years, 1 month at December 31, 2002. The weighted average tax-equivalent yield was 6.27 percent at June 30, 2003 and 6.14 percent at December 31, 2002.

                                    Form 10-Q
                                     Page 23

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

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale were $261,038,000 and $246,377,000 at June 30, 2003 and
December 31, 2002. These sources were adequate to meet deposit withdrawals and loan growth during the first half of 2003 and should be adequate to meet normal fluctuations in loan demand and or deposit withdrawals. QNB has been able to fund the growth in earning assets during the first half of 2003 through increased deposits. QNB did not use its Federal funds line, overnight borrowings from the FHLB or the Federal Reserve Bank discount window to fund loan growth or deposit withdrawals during the first half of 2003. Approximately $56,575,000 and $65,871,000 of available-for-sale securities at June 30, 2003 and December 31, 2002 were pledged as collateral for repurchase agreements and deposits of public funds as required by law. In addition, under terms of its agreement with the Federal Home Loan Bank, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and Agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the Federal Home Loan Bank.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. QNB's cash and cash equivalents increased $9,878,000 to $37,355,000 at June 30, 2003. This compares to a $1,969,000 decrease during the first six months of 2002. After adjusting net income for non-cash transactions, operating activities provided $5,881,000 in cash flow in the first six months of 2003, compared to $2,000,000 in the same period of 2002. Higher net income, an increase in mortgage activity and an increase in amortization of premiums on investment securities accounted for the increase in net cash provided by operating activities during the first half of 2003. Changes in other assets and other liabilities also had an impact when comparing the two periods. The primary change in other assets relates to the maturity of an investment security on June 30, 2002, whose proceeds were not received until July 1, 2002. The primary change in other liabilities relates to the purchase of a security in December 2001, that the broker failed to deliver until January 2002. The purchase was booked as an investment during 2001, since QNB was the owner and a liability was recorded.

Net cash used by investing activities was $17,024,000 during the first half of 2003. The growth in loans during the first six months of 2003 was the primary use of cash. Loans, excluding mortgage and student loan activity increased $22,380,000 during the first half of 2003. Investment securities activity was a net provider of cash of $5,560,000 during the first six months of 2003. Net cash used by investing activities was $28,577,000 during the first six months of 2002. Loan growth, particularly during the second quarter of 2002, created a net increase in loans and a use of cash of $9,232,000. In addition, the purchase of investment securities exceeded the maturity, call and sale of securities by $19,025,000 during the first half of 2002. Most of the activity relates to the deployment of the deposit growth experienced during the first six months of 2002.

Net cash provided by financing activities was $21,021,000 during the first half of 2003 and $24,608,000 during the first half of 2002. The increase in deposits of $28,470,000 offset the decline in short-term borrowings of $6,539,000. The decrease in short-term borrowings is primarily the reduction of balances held by

                                    Form 10-Q
                                     Page 24

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY (CONTINUED)

one repurchase agreement customer. A $19,445,000 increase in interest-bearing deposits and a $5,095,000 increase in non-interest bearing demand deposits was the main source of funding during the first six months of 2002. An additional $2,000,000 advance from the FHLB also provided funding during the first half of 2002.

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB's shareholders' equity at June 30, 2003 was $43,463,000 or 8.22 percent of total assets compared to shareholders' equity of $40,914,000 or 8.13 percent at December 31, 2002. Shareholders' equity at June 30, 2003 includes a positive adjustment of $3,901,000 related to unrealized holding gains, net of taxes, on investment securities available-for-sale, while shareholders' equity at December 31, 2002 includes a positive adjustment of $3,603,000. Without these adjustments shareholders' equity to total assets would have been 7.49 percent and 7.41 percent at June 30, 2003 and December 31, 2002.

On March 30, 2000, the Board of Directors of QNB Corp. approved a plan to repurchase up to 4.99 percent or 79,180 shares of QNB Corp's outstanding common stock in open market and privately negotiated transactions. As of June 30, 2003 and December 31, 2002, 53,343 shares had been repurchased at an average cost of $28.01 per share. These shares are recorded as Treasury stock at cost and reduce total shareholder's equity.

Shareholders' equity averaged $38,382,000 for the first six months of 2003 and $35,707,000 during all of 2002, an increase of 7.5 percent. The ratio of average total equity to average total assets increased to 7.56 percent for 2003, compared to 7.45 percent for 2002. The increase in the equity to asset ratio is a function of the growth in average equity outpacing the growth in total average assets.

QNB Corp. and the Quakertown National Bank are subject to various regulatory capital requirements as issued by Federal regulatory authorities. Regulatory capital is defined in terms of Tier I capital (shareholders' equity excluding unrealized gains or losses on available-for-sale securities and disallowed intangible assets), Tier II capital which includes a portion of the allowance for loan losses, and total capital (Tier I plus II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet arrangements, such as letters of credit and loan commitments, based on associated risk. Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to total quarterly average assets.

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based and 4.00 percent for leverage. Under the requirements, QNB has a Tier I capital ratio of 12.37 percent and 12.40 percent, a total risk-based ratio of 13.30 percent and 13.39 percent and a leverage ratio of 7.55 percent and 7.44 percent at June 30, 2003 and December 31, 2002, respectively. The decline in the risk based capital ratios reflects the growth in total loans since December while the increase in the leverage ratio reflects the growth in Tier I capital outpacing the growth in total average assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At June 30, 2003 and December 31, 2002 QNB met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively, and a Tier I leverage ratio of 5.00 percent.


                                    Form 10-Q
                                     Page 25

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

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At June 30, 2003, interest-earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $252,892,000. Interest-sensitive liabilities scheduled to mature or reprice within one year were $163,655,000. The one-year cumulative gap, which reflects QNB's interest sensitivity over a period of time, was a positive $89,237,000 at June 30, 2003. The cumulative one-year gap equals 18.2 percent of total rate sensitive assets. This positive or asset sensitive gap will generally benefit QNB in a rising interest rate environment, while falling interest rates could negatively impact QNB. At March 31, 2003 the cumulative one-year gap was 9.3 percent of total rate sensitive assets. The increase in the positive gap position from March 2003 to June 2003, reflects the significant increase in prepayment assumptions resulting from the decline in interest rates between the periods.

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


                                    Form 10-Q
                                     Page 26

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


INTEREST RATE SENSITIVITY (CONTINUED)

Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies. Based on the simulation model, net interest income for the next twelve months is expected to decline compared to the prior twelve months. The projected decrease in net interest income is principally a result of the reduction in the net interest margin. The net interest margin is anticipated to continue to decline based on the assumptions used in the simulation.

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

The nature of QNB's current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At June 30, 2003, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

---------------------------------------------- ---------------------- -------------------- ---------------------
Change in Interest Rates                         Net Interest Income        Dollar Change        Percent Change
---------------------------------------------- ---------------------- -------------------- ---------------------
+300 Basis Points............................               $16,379               $1,723             11.76%
+200 Basis Points............................                16,119                1,463               9.98
+100 Basis Points............................                15,663                1,007               6.87
FLAT RATE....................................                14,656                    -                  -
-100 Basis Points............................                13,066               (1,590)            (10.85)
-200 Basis Points............................                11,762               (2,894)            (19.75)
-300 Basis Points............................                10,528               (4,128)            (28.17)


                                    Form 10-Q
                                     Page 27

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

                                  JUNE 30, 2003


Item 1.    LEGAL PROCEEDINGS

           None.

Item 2.    CHANGES IN SECURITIES

           None.

Item 3.    DEFAULT UPON SENIOR SECURITIES

           None.

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS


           The 2003 Annual Meeting (the "Meeting") of the shareholders of QNB Corp. (the Registrant") was held on May 20, 2003. Notice of the Meeting was mailed to shareholders of record on or about April 21, 2003, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

           The Meeting was held for the following purpose:
           (1) To elect three (3) Directors

           There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker non-votes for each of the nominees for election to the Board of Directors were as follows:

           Nominee                           For                        Withhold
           -------                        ---------                     --------
           Dennis Helf                    1,252,276                       4,817
           G. Arden Link                  1,255,568                       1,525
           Thomas J. Bisko                1,212,381                      44,712

           The continuing directors of the Registrant are:
           Gary S. Parzych, Norman L. Baringer, Charles M. Meridith, III, Kenneth F. Brown, Henry L. Rosenberger, and Edgar L. Stauffer.


                                    Form 10-Q
                                     Page 29

                            QNB CORP. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                                  JUNE 30, 2003


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

    Exhibit 10.4      The Quakertown National Bank Retirement Savings Plan.

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


                                    Form 10-Q
                                     Page 30

                            QNB CORP. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                                  JUNE 30, 2003



Item 6.    EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)


    Exhibit 10.7 QNB Corp. 2001 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement
                      No. 333-67588 on Form S-8, filed with the Commission on August 15, 2001.)

    Exhibit 11        Statement Re: Computation of Earnings Per Share.
                         (Included in Part I, Item I, hereof.)

     Exhibit 32.1     Certification of Principal Executive Officer

     Exhibit 32.2     Certification of Principal Financial Officer


                  (b) Reports on Form 8-K

                      Filed July 18, 2003, Press release dated July 15, 2003 reporting second quarter 2003 net income.



                                    Form 10-Q
                                     Page 31

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               QNB Corp.




Date:  August 13, 2003                         By:
     ------------------------

                                               ---------------------------
                                               Thomas J. Bisko
                                               President/CEO


Date:  August 13, 2003                         By:
     ---------------------------

                                               ---------------------------
                                               Robert C. Werner
                                               Vice President


Date:  August 13, 2003                         By:
     ---------------------------

                                               ---------------------------
                                               Bret H. Krevolin
                                               Chief Financial Officer

                                    Form 10-Q
                                     Page 32