Form 10-Q
period 2003-09-20
QNB CORP
filed 2003-11-14
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September, 30, 2003
                              -------------------------------------------------

                                                            OR
  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ------------------       -----------------------



                         Commission file number 0-17706
                         -------------------------------


                                    QNB Corp.
             (Exact Name of Registrant as Specified in Its Charter)




Pennsylvania                                             23-2318082
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)




15 North Third Street, Quakertown, PA                     18951-9005
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)


Registrant's Telephone Number, Including Area Code            (215)538-5600
                                                   ----------------------------


                                 Not Applicable
     ---------------------------------------------------------------------
      Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report.

         Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes        No |X|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                Outstanding at November 12, 2003
Common Stock, par value $.625                            3,093,722

                            QNB CORP. AND SUBSIDIARY

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2003


                                      INDEX


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)                                   PAGE

         Consolidated Statements of Income for Three and
             Nine Months Ended September 30, 2003 and 2002.....................1

         Consolidated Balance Sheets at September 30, 2003
             and December 31, 2002.............................................2

         Consolidated Statements of Cash Flows for Nine
             Months Ended September 30, 2003 and 2002..........................3

         Notes to Consolidated Financial Statements............................4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION.....................10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                       MARKET RISK  31

ITEM 4.  CONTROLS AND PROCEDURES..............................................31

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................32

ITEM 2.  CHANGES IN SECURITIES................................................32

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................32

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS...............32

ITEM 5.  OTHER INFORMATION....................................................32

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................32

SIGNATURES

CERTIFICATIONS

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME



                                                                                           (in thousands, except share data)
                                                                                                      (unaudited)
                                                                                      Three Months Ended      Nine Months Ended
                                                                                         September 30,          September 30,
                                                                                        2003       2002        2003        2002
Interest Income
Interest and fees on loans                                                              $ 3,612    $ 3,755    $ 10,960    $ 11,195
Interest and dividends on investment securities:
         Taxable................................................................          2,095      2,590       6,322       7,888
         Tax-exempt ............................................................            515        508       1,561       1,458
Interest on Federal funds sold..................................................             36         46         112         125
Interest on interest-bearing balances...........................................              2          1           4           4
Other interest income...........................................................              1          -           1           -
Total interest income...........................................................          6,261      6,900      18,960      20,670
                                                                                          -----      -----      ------      ------
Interest Expense
Interest on deposits
         Interest-bearing demand accounts ......................................            136        108         374         265
         Money market accounts..................................................             60        140         225         430
         Savings ...............................................................             66        131         273         377
         Time ..................................................................          1,127      1,461       3,444       4,563
         Time over $100,000 ....................................................            265        388         830       1,288
Interest on short-term borrowings ..............................................             26         63          79         203
Interest on Federal Home Loan Bank advances ....................................            725        735       2,156       2,173
         Total interest expense ................................................          2,405      3,026       7,381       9,299
                                                                                          -----      -----       -----       -----
         Net interest income ...................................................          3,856      3,874      11,579      11,371
Provision for loan losses ......................................................              -          -           -           -
Net interest income after provision for loan losses ............................          3,856      3,874      11,579      11,371
                                                                                          -----      -----      ------      ------
Non-Interest Income
Fees for services to customers .................................................            496        433       1,371       1,172
ATM and debit card income ......................................................            134        132         416         369
Income on cash surrender value of insurance ....................................             74         87         229         245
Mortgage servicing (income) loss ...............................................             84         22         (21)         58
Net (loss) gain on investment securities available-for-sale ....................           (73)      (418)         229        (577)
Net gain on sale of loans ......................................................              3        120         853         342
Other operating income .........................................................            220        149         525         359
         Total non-interest income .............................................            938        525       3,602       1,968
                                                                                            ---        ---       -----       -----
Non-Interest Expense
Salaries and employee benefits .................................................          1,858      1,565       5,465       4,738
Net occupancy expense ..........................................................            217        216         642         622
Furniture and equipment expense ................................................            265        255         804         734
Marketing expense ..............................................................            153        114         368         375
Third party services ...........................................................            184        161         543         440
Telephone, postage and supplies expense ........................................            138        131         401         399
State taxes ....................................................................             85         81         260         255
Other expense ..................................................................            364        338       1,062         978
                                                                                            ---        ---       -----         ---
         Total non-interest expense ............................................          3,264      2,861       9,545       8,541
                                                                                          -----      -----       -----       -----
         Income before income taxes ............................................          1,530      1,538       5,636       4,798
Provision for income taxes .....................................................            118        282       1,063         913
                                                                                            ---        ---       -----         ---
Net Income .....................................................................        $ 1,412    $ 1,256     $ 4,573     $ 3,885
                                                                                        =======    =======     =======     =======
Net Income Per Share - Basic ...................................................          $ .46      $ .41      $ 1.48      $ 1.26
                                                                                          =====      =====      ======      ======
Net Income Per Share - Diluted .................................................          $ .45      $ .40      $ 1.46      $ 1.25
                                                                                          =====      =====      ======      ======
Cash Dividends Per Share .......................................................         $ .165      $ .15      $ .495         $45
                                                                                         ======      =====      ======         ===



 The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED BALANCE SHEETS


                                                                                                           (in thousands)
                                                                                                            (unaudited)
                                                                                                  September 30,     December 31,
                                                                                                      2003              2002
Assets
Cash and due from banks .........................................................................     $ 19,430      $ 17,476
Federal funds sold ..............................................................................        7,196        10,001
                                                                                                         -----        ------
         Total cash and cash equivalents ........................................................       26,626        27,477
Investment securities
         Available-for-sale (cost $265,705 and $209,217) ........................................      270,181       214,741
         Held-to-maturity (market value $15,081 and $30,386) ....................................       14,657        29,736
Loans held-for-sale .............................................................................          889         4,159
Total loans, net of unearned income of $181 and $263 ............................................      229,681       212,691
         Allowance for loan losses ..............................................................      (2,935)       (2,938)
Net loans .......................................................................................      226,746       209,753
Cash surrender value of insurance ...............................................................        7,485         7,397
Premises and equipment, net .....................................................................        5,179         5,497
Accrued interest receivable .....................................................................        2,477         2,710
Other assets ....................................................................................        2,638         1,960
                                                                                                         -----         -----
Total assets ....................................................................................    $ 556,878     $ 503,430
                                                                                                     ---------     ---------


Liabilities
Deposits
         Demand, non-interest-bearing ...........................................................     $ 50,411      $ 47,079
         Interest-bearing demand accounts .......................................................      105,181        70,478
         Money market accounts ..................................................................       38,594        39,341
         Savings ................................................................................       51,348        45,338
         Time ...................................................................................      154,143       145,849
         Time over $100,000 .....................................................................       46,171        40,828
                                                                                                        ------        ------
Total deposits ..................................................................................      445,848       388,913
Short-term borrowings ...........................................................................        8,931        14,485
Federal Home Loan Bank advances .................................................................       55,000        55,000
Accrued interest payable ........................................................................        1,366         1,555
Other liabilities ...............................................................................        2,317         2,563
                                                                                                         -----         -----
Total liabilities ...............................................................................      513,462       462,516
                                                                                                       -------       -------
Commitments and contingencies
Shareholders' Equity
Common stock, par value $.625 per share;
   authorized 10,000,000 shares; 3,200,408 shares and 3,188,280 shares issued;
   3,093,722 and 3,081,594 shares outstanding ...................................................        2,000         1,993
Surplus                                                                                                  8,861         8,759
Retained earnings ...............................................................................       31,095        28,053
Accumulated other comprehensive gain, net .......................................................        2,954         3,603
Treasury stock, at cost; 106,686 shares at September 30, 2003 and December 31, 2002 .............      (1,494)       (1,494)
                                                                                                       -------       -------
Total shareholders' equity ......................................................................       43,416        40,914
                                                                                                        ------        ------
Total liabilities and shareholders' equity ......................................................    $ 556,878     $ 503,430
                                                                                                     =========     =========

The accompanying notes are an integral part of the consolidated financial statements.


QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     (in thousands)
                                                                                                       (unaudited)

Nine Months Ended September 30,                                                                     2003          2002
Operating Activities
Net income .............................................................................             $ 4,573        $ 3,885
Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation and amortization .....................................................                 632            578
     Securities (gains) losses .........................................................                (229)           577
     Net gain on sale of loans .........................................................                (853)          (342)
     Loss on disposal of premises with equipment .......................................                   9              -
     Proceeds from sales of residential mortgages ......................................              39,534         13,477
     Originations of residential mortgages held-for-sale ...............................             (36,358)       (13,711)
     Proceeds from sales of student loans ..............................................                 402          1,846
     Originations of student loans .....................................................                (160)        (1,113)
     Income on cash surrender value of insurance .......................................                (225)          (245)
     Life insurance proceeds/premiums net ..............................................                 141            (18)
     Deferred income tax provision .....................................................                  71           (113)
     Change in income taxes payable ....................................................                (310)            58
     Net decrease (increase) in interest receivable ....................................                 233            (29)
     Net amortization of premiums and discounts ........................................               1,136            446
     Net decrease in interest payable ..................................................                (189)          (305)
     Increase in other assets ..........................................................                (248)          (107)
     Increase (decrease) in other liabilities ..........................................                  82         (1,352)
     Net cash provided by operating activities .........................................               8,237          3,532
                                                                                                       -----          -----
Investing Activities
Proceeds from maturities and calls of investment securities
     available-for-sale ................................................................              72,235         41,890
     held-to-maturity ..................................................................              15,063         12,190
Proceeds from sales of investment securities
     available-for-sale ................................................................              38,303          4,585
Purchase of investment securities
     available-for-sale ................................................................            (167,709)       (88,151)
     held-to-maturity ..................................................................                   -         (5,955)
Net increase in loans ..................................................................             (16,616)        (8,160)
Net purchases of premises and equipment ................................................                (323)          (468)
                                                                                                      ------          -----
     Net cash used by investing activities .............................................             (59,047)       (44,069)
                                                                                                    --------       --------
Financing Activities
Net increase in non-interest-bearing deposits ..........................................               3,332          7,384
Net increase in interest-bearing deposits ..............................................              53,603         33,424
Net (decrease) increase in short-term borrowings .......................................            (5,554 )          6,436
Proceeds from Federal Home Loan Bank advances ..........................................                   -          2,000
Cash dividends paid ....................................................................              (1,531)       (1,385)
Proceeds from issuance of common stock .................................................                 109             59
Net cash provided by financing activities ..............................................              49,959         47,918
      (Decrease) increase in cash and cash equivalents .................................              (851 )          7,381
     Cash and cash equivalents at beginning of year ....................................              27,477         23,881
                                                                                                      ------         ------
     Cash and cash equivalents at end of period.........................................            $ 26,626       $ 31,262
                                                                                                    ========       ========
Supplemental Cash Flow Disclosures
Interest paid ..........................................................................             $ 7,570        $ 9,604
Income taxes paid ......................................................................               1,305            955
Non-Cash Transactions
Change in net unrealized holding gains, net of taxes, on available-for-sale securities .              (649 )          2,410

The accompanying notes are an integral part of the consolidated financial statements.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2003 AND 2002, AND DECEMBER 31, 2002
                                   (Unaudited)


1. REPORTING AND ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of QNB Corp. and its wholly owned subsidiary, The Quakertown National Bank, (QNB). All significant intercompany accounts and transactions are eliminated in the consolidated statements.

The consolidated balance sheet as of September 30, 2003, as well as the respective statements of income and cash flows for the three and the nine-month periods ended September 30, 2003 and 2002, are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in QNB's 2002 Annual Report incorporated in the Form 10-K.

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

STOCK SPLIT

On August 19, 2003 the Board of Directors authorized a two-for-one split of the Company's common stock, effected by a distribution on October 14, 2003 of one share for each one share held of record at the close of business on September 30, 2003. All earnings per share and common stock information is presented as if the stock split occurred prior to the earliest year included in these financial statements.

STOCK BASED COMPENSATION

At September 30, 2003, QNB has a stock-based employee compensation plan that is accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The "fair value" approach under SFAS No. 123, Accounting for Stock-Based Compensation, takes into account the time value of the option and will generally result in compensation expense being recorded. Each year since the inception of SFAS No. 123, QNB has disclosed, in the notes to the financial statements contained in its annual report to shareholders, what the earnings impact would have been had QNB elected the "fair value" approach under SFAS No. 123. Such disclosure is now required on a quarterly basis in accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2003 AND 2002, AND DECEMBER 31, 2002
                                   (Unaudited)

The following table illustrates the effect of net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation.


                                                         For the Three Months         For the Nine Months
                                                          Ended September 30,         Ended September 30,
                                                          2003          2002          2003           2002
                                                          ----          ----          ----           ----

Net income, as reported                                 $1,412        $1,256        $4,573         $3,885
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects         26            22            78             65

Pro forma net income                                    $1,386        $1,234        $4,495         $3,820

Earnings per share
   Basic - as reported                                   $0.46         $0.41         $1.48          $1.26

   Basic - pro forma                                     $0.45         $0.40         $1.45          $1.24

   Diluted - as reported                                 $0.45         $0.40         $1.46          $1.25

   Diluted - pro forma                                   $0.44         $0.40         $1.44          $1.23




2. PER SHARE DATA

The following sets forth the computation of basic and diluted earnings per share (share and per share data have been restated to reflect the two-for-one stock split paid October 14, 2003 and are not in thousands):


                                                        For the Three Months         For the Nine Months
                                                         Ended September 30,         Ended September 30,
                                                          2003          2002          2003           2002
                                                          ----          ----          ----           ----
Numerator for basic and diluted earnings
per share-net income                                    $1,412        $1,256        $4,573         $3,885

Denominator for basic earnings per share-
weighted average shares outstanding                  3,093,722     3,079,278     3,090,721      3,077,868

Effect of dilutive securities-employee
stock options                                           64,610        34,220        50,088         27,179

Denominator for diluted earnings per
share- adjusted weighted average
shares outstanding                                   3,158,332     3,113,498     3,140,809      3,105,047

Earnings per share-basic                                 $0.46          $.41         $1.48          $1.26
Earnings per share-diluted                               $0.45          $.40         $1.46          $1.25



There were no stock options that were anti-dilutive for either the three-month or the nine-month periods ended September 30, 2003 or 2002.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2003 AND 2002, AND DECEMBER 31, 2002
                                   (Unaudited)

3. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business entity during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the periods ended September 30, 2003 and 2002 (net of the income tax effect):


                                                       For the Three Months           For the Nine Months
                                                       Ended September 30,            Ended September 30,
                                                       2003           2002            2003           2002
                                                       ----           ----            ----           ----

Unrealized  holding (losses) gains arising during
the period on securities held                           $(995)        $514          $(498)         $2,029

Reclassification adjustment for sold securities,
losses (gains)                                             48          276            (151)           381
                                                           --          ---           -----            ---

Net change in unrealized (losses) gains during
the period                                               (947)         790            (649)         2,410


Unrealized holding gains, beginning of period           3,901        2,719           3,603          1,099
                                                        -----        -----           -----          -----


Unrealized holding gains, end of period                $2,954       $3,509          $2,954         $3,509
                                                       ======       ======          ======         ======

Net income                                             $1,412       $1,256          $4,573         $3,885

Other comprehensive income, net of tax:

Unrealized holding (losses) gains arising during         (947)         790            (649)         2,410
                                                        -----          ---           -----          -----
the period
Comprehensive Income                                     $465       $2,046          $3,924         $6,295
                                                         ====       ======          ======         ======



                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2003 AND 2002, AND DECEMBER 31, 2002
                                   (Unaudited)

4. LOANS

The following table presents Loans by category as of September 30, 2003 and December 31, 2002:

                                            September 30,          December 31,
                                               2003                  2002

Commercial and industrial                    $44,252                $39,546
Agricultural                                      14                    176
Construction                                   7,907                  7,687
Real estate-commercial                        89,628                 74,125
Real estate-residential                       81,904                 84,907
Consumer                                       6,157                  6,513
                                               -----                  -----
Total loans                                  229,862                212,954
Less unearned income                             181                    263
                                                 ---                    ---
Total loans net of unearned income          $229,681               $212,691
                                            ========               ========


5. INTANGIBLE ASSETS

The following table presents Intangible Asset information as of September 30, 2003:

------------------------------------ ----------------------- ------------------------- ----------------------
Amortized Intangible Assets              Gross Carrying            Accumulated             Net Carrying
                                             Amount                Amortization               Amount
------------------------------------ ----------------------- ------------------------- ----------------------
Purchased deposit premium                      $511                    $302                     $209
------------------------------------ ----------------------- ------------------------- ----------------------
Mortgage servicing asset                        761                     175                      586
------------------------------------ ----------------------- ------------------------- ----------------------
  Total                                      $1,272                    $477                     $795
------------------------------------ ----------------------- ------------------------- ----------------------

The following table presents Intangible Asset information as of December 31, 2002:

------------------------------------ ----------------------- ------------------------- ----------------------
Amortized Intangible Assets              Gross Carrying            Accumulated             Net Carrying
                                             Amount                Amortization               Amount
------------------------------------ ----------------------- ------------------------- ----------------------
------------------------------------ ----------------------- ------------------------- ----------------------
Purchased deposit premium                      $511                    $264                     $247
------------------------------------ ----------------------- ------------------------- ----------------------
------------------------------------ ----------------------- ------------------------- ----------------------
Mortgage servicing asset                        679                     250                      429
------------------------------------ ----------------------- ------------------------- ----------------------
------------------------------------ ----------------------- ------------------------- ----------------------
  Total                                      $1,190                    $514                     $676
------------------------------------ ----------------------- ------------------------- ----------------------

Included in accumulated amortization for the mortgage servicing asset is a valuation allowance of $45,000 and $13,000 at September 30, 2003 and December 31, 2002, respectively.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2003 AND 2002, AND DECEMBER 31, 2002
                                   (Unaudited)

5. INTANGIBLE ASSETS (Continued)

Aggregate Amortization Expense

For the Nine Months ended September 30, 2003     $208

Estimated Amortization Expense

For the Year Ended 12/31/03                $252
For the Year Ended 12/31/04                 172
For the Year Ended 12/31/05                 155
For the Year Ended 12/31/06                 134
For the Year Ended 12/31/07                 109

6. RECENT ACCOUNTING PRONOUNCEMENTS

Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including derivatives embedded in other contracts and hedging activities. The statement amends Statement No. 133 for decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. The statement also amends Statement No. 133 to incorporate clarifications of the definition of a derivative. The statement is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. The provisions of this statement did not have a material impact on QNB's consolidated earnings, financial condition, or equity.


Certain Financial Instruments with Characteristics of both Liabilities and
Equity

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify these financial instruments as a liability (or, in certain circumstances, an asset). Previously these financial instruments would have been classified entirely as equity, or between the liabilities section and equity section of the statement of financial condition. This Statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. The provisions of this Statement are effective for interim periods beginning after June 15, 2003. The adoption of this statement did not have an impact on QNB's consolidated earnings, financial condition, or equity.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2003 AND 2002, AND DECEMBER 31, 2002
                                   (Unaudited)


6. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)


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

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after December 15, 2003. The application of this Interpretation is not expected to result in consolidation of any Variable Interest Entities.

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


RESULTS OF OPERATIONS

QNB reported net income for the third quarter 2003 of $1,412,000 or $.45 per common share on a diluted basis. This compares to $1,256,000 or $.40 per share for the same period in 2002. As further discussed below, results for the quarter include several significant events. Net income for the first nine months of 2003 was $4,573,000 or $1.46 per share diluted, a 17.7 percent increase over the $3,885,000 or $1.25 per share diluted for the comparable period in 2002. All earnings per share amounts have been restated to reflect the two-for-one split paid on October 14, 2003.

Contributing to the increase in net income when comparing the two quarters is higher non-interest income. Non-interest income for the three months ended September 30, 2003 was $938,000, a $413,000 increase from the third quarter of 2002. In an effort to reposition the balance sheet during the third quarter of 2003, QNB recorded a loss of $73,000 on the sale of fixed income securities. This compares to net losses from the sale of fixed income securities and impairment of equity securities of $418,000 during the third quarter of 2002. In addition, gains on the sale of loans was $3,000 for the three months ended September 30, 2003 compared to $120,000 for the same period in 2002. Other components of non-interest income increased $185,000 or 22.5 percent. A $96,000 reversal of a valuation allowance for mortgage servicing rights, proceeds of $109,000 from life insurance contracts and higher fee income on deposit accounts contributed to this increase.

The increase in non-interest income offset a slight decline in net interest income and an increase in non-interest expense. Net interest income declined by $18,000 when comparing the two quarters. Included in net interest income for the third quarter of 2002 was the recognition of $99,000 in interest on non-accrual loans. The continued low interest rate environment has had a significant impact on the net interest margin. The net interest margin was 3.31 percent for the third quarter of 2003 compared to 3.69 percent for the same period in 2002. Excluding the impact of the non-accrual interest the net interest margin for the third quarter of 2002 was 3.61 percent. The impact from the decline in the net interest margin on net interest income was partially offset by a 10.5 percent increase in average earning assets with average loans increasing 12.3 percent. The growth in earning assets was a result of significant deposit growth during the third quarter of 2003. Average deposits increased $49,708,000 or 13.2 percent when comparing the third quarter of 2003 to the same period in 2002. Total deposits at September 30, 2003 were $445,848,000, an increase of $60,309,000 or 15.6 percent from the $385,539,000 reported at September 30, 2002.

Total non-interest expense increased $403,000 or 14.1 percent with salaries and benefits increasing $293,000 when comparing the two quarters. Higher incentive compensation expense, payroll tax expense, medical insurance costs, and retirement plan costs contributed to the increase in salaries and benefits expense. Higher marketing expense also contributed to the increase in total non-interest expense.

The effective tax rate was 7.7 percent for the three-month period ended September 30, 2003 compared to 18.3 percent for the same period in 2002. Positively impacting the effective tax rate as well as the results for the quarter was the reversal of a tax valuation allowance of $137,000 recorded in previous periods. The reversal of the valuation allowance was a result of the ability to realize tax benefits associated with certain impaired securities, due to the increase in unrealized gains of certain equity securities held by the company. The receipt of $109,000 of tax-exempt life insurance proceeds mentioned above, also had a positive impact on the effective tax rate.

Return on average assets was 1.04 percent and 1.03 percent while the return on average equity was 14.09 percent and 13.76 percent for the three months ended September 30, 2003 and 2002, respectively. For the nine-month periods ended September 30, 2003 and 2002, return on average assets was 1.18 percent and 1.09 percent and the return on average equity was 15.74 percent and 14.72 percent, respectively.


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

Net interest income decreased .5 percent to $3,856,000 for the quarter ended September 30, 2003 as compared to $3,874,000 for the quarter ended September 30, 2002. On a tax-equivalent basis, which allows for the comparison of tax-exempt loans and investments to taxable loans and investments, net interest income decreased by .9 percent from $4,231,000 for the three months ended September 30, 2002 to $4,194,000 for the same period ended September 30, 2003. Included in net interest income for the three months ended September 30, 2002, was the recognition of $99,000 in interest on non-accrual loans that were paid in full. There was no such recognition of income in the third quarter of 2003.

The growth in deposits and the investment of these deposits into profitable loans and investment securities could only partially offset the impact of the declining net interest margin on net interest income. The growth in deposits is a continuation of the trend that began during 2001. Despite improvement in the stock market during 2003, its longer term lackluster performance, in conjunction with a slow growing United States economy, and geopolitical uncertainty have contributed to the inflow of funds into the banking system. Consumers are looking for the relative safely of bank deposits despite the low interest rate environment. An additional significant contributor to the growth in deposits during the third quarter of 2003 was the growth in municipal deposits. The majority of the growth in municipal deposits are seasonal and will roll off over the next nine months. Average deposits increased $49,708,000 or 13.2 percent when comparing the third quarters of 2003 and 2002 with municipal deposits contributing $21,388,000 to the increase. These deposits were primarily used to fund the $25,559,000 or 12.3 percent increase in average loans and $17,778,000 or 7.5% increase in average investment securities during this same time period. The municipal deposits were primarily invested in securities whose cash flow will closely match the anticipated run-off of the deposits.

Interest rates during the third quarter of 2003 were extremely volatile. After closing at 3.10 percent, a 45-year low, on June 13th, the 10-year Treasury rate began the third quarter at 3.53 percent, its low for the quarter. Rates rose quickly during the quarter reaching 4.60 percent on September 2nd. A late quarter rally sent the rate down to 3.94 percent at September 30th. Despite this volatility during the quarter, the extended period of low rates, which began in 2001 continued, particularly at the short-end of the yield curve. This extended period of low interest rates has had the impact of lowering the yield on earning assets and the rate paid on interest-bearing liabilities, as loans, investment securities and deposits either repriced at lower rates or were originated at lower interest rates. The yield on earning assets on a tax-equivalent basis was
5.21 percent for the third quarter of 2003 versus 6.33 percent for the third quarter of 2002, while the rate paid on interest-bearing liabilities was 2.16 percent and 2.99 percent for the same periods. The net interest margin, on a tax-equivalent basis, declined 38 basis points to 3.31 percent for the three-month period ended September 30, 2003 compared with 3.69 percent for the same period in 2002. The net interest margin for the third quarter of 2003 represents a decline of 17 basis points from the 3.48 percent recorded during the second quarter of 2003.

The yield on loans decreased 1.06 basis points to 6.25 percent when comparing the third quarter of 2002 to the third quarter of 2003. At the end of June 2003, the Federal Reserve Bank lowered the Federal Funds rate .25 percent to 1.00 percent. At the same time the prime lending rate declined to 4.00 percent. The average prime rate when comparing the third quarter of 2002 to the third quarter of 2003 decreased 75 basis points, from 4.75 percent to 4.00 percent. While QNB was negatively impacted from the decline in prime rate, the overall yield on the loan portfolio did not decrease proportionately, since only a percentage of the loan portfolio re-prices immediately with changes in the prime rate. A greater contributor to the decline in yield on the loan portfolio was the impact of the refinancing of residential mortgage, home equity and commercial loans into lower yielding loans. The yield on the loan portfolio may continue to decline for the remainder of 2003 and into 2004 as fixed rate loans are refinanced at lower rates, adjustable rate loans re-price down as they reach their reset date and new loans are booked at the current lower rates. In anticipation of rising rates in 2004, QNB, particularly with regard to commercial loans, has attempted to originate floating rate loans indexed to the prime rate. This should help increase the yield on the loan portfolio as the prime rate increases.

When comparing the third quarter of 2003 to the third quarter of 2002, the yield on investment securities decreased to 4.52 percent from 5.69 percent, a decline of 117 basis points. Despite the increase in rates during the quarter, cash flow from callable agency and municipal securities, mortgage-backed securities and collateralized mortgage obligations (CMOs) remains high. These funds as well as new funds from deposit growth were reinvested in lower-yielding securities. Another result of the increase in the prepayments on mortgage backed securities and CMOs purchased at a premium was an increase in the amortization of the premium on these securities. The net amortization on investment securities was $323,000 during the third quarter of 2003 compared with $198,000 in the third quarter of 2002. The increase in premium amortization has the impact of reducing interest income and the yield on the portfolio. QNB has attempted to manage the prepayment and amortization situation by selling out of certain faster paying CMOs and mortgage backed securities and purchasing lower coupon, lower premium mortgage backed securities and CMOs that will not pay as quickly should rates stay low or decline further. The yield on the investment portfolio should stabilize over the next couple of quarters as prepayments and amortization on mortgage backed securities and CMOs slow and new funds are reinvested in the slightly higher rate environment.

While total interest income on a tax-equivalent basis decreased $658,000 when comparing the third quarter of 2003 to the third quarter of 2002, total interest expense decreased $621,000. The rate paid on interest bearing deposits decreased from 2.66 percent to 1.74 for the quarters ended September 30, 2002 and 2003. The impact of lower rates on time deposits was the greatest contributor to the decline in total interest expense and the rate paid on interest bearing deposits. Total interest expense on time deposits decreased $457,000 when comparing the two quarters. The average rate paid on time deposits declined from
3.86 percent to 2.78 percent when comparing the two periods. Like fixed-rate loans, certificates of deposit reprice over time and therefore have less of an immediate impact on yield in either a rising or falling rate environment. However, given the extended period of low interest rates, most time deposits have already re-priced lower and therefore the yield on time deposits will likely not decline much further. Average time deposits increased $8,638,000 to $198,591,000 when comparing the third quarter of 2003 to the same period in 2002. A $9,056,000 increase in average time deposits with balances less than $100,000 offset a $418,000 decrease in average time deposits with balances of $100,000 or more.

Lower rates paid on money market accounts and savings accounts contributed to the $80,000 and $65,000 decrease in interest expense for these products. The average rate paid on money market accounts declined 80 basis points when comparing the third quarter of 2003 yield of .68 percent to the third quarter of 2002 yield of 1.48 percent. Contributing to the decline in the yield on money market accounts was the decline in the rate paid on the Treasury Select Money Market Account. This product is a variable rate account indexed to the monthly average of the 91-day Treasury bill based on balances in the account. The decline in the 91-day Treasury rate resulted in significantly lower rates on this product. In response to lower market rates of interest QNB lowered the rates paid on savings accounts. The average rate paid on savings accounts declined 72 basis points to .50 percent when comparing the third quarter of 2003 to the third quarter of 2002. When comparing the third quarter of 2003 to the third quarter of 2002 average money market accounts decreased $2,255,000 or 6.0 percent, while average savings accounts increased $9,559,000 or 22.4 percent.

Interest expense on interest bearing demand accounts increased from $108,000 to $136,000, while the yield on these accounts decreased from .68 percent to .60 percent, when comparing the three-month periods ended September 30, 2002 and 2003. The average balance on these accounts increased from $62,675,000 to $90,669,000 when comparing the same two periods. As discussed previously, the majority of the growth in interest bearing demand deposits can be attributed to growth in municipal deposits.

With regard to the yield on non-maturity interest-bearing deposits, which reprice immediately when their rates are changed, management does not expect the rate paid to decline significantly as they have reached a level where only a minimal reduction in rates is possible.

Interest expense on short-term borrowing decreased from $63,000 for the third quarter of 2002 to $26,000 for the third quarter of 2003. This is a result of a decline in both volume and rate. Average short-term borrowings decreased from $13,411,000 to $10,975,000 when comparing the two periods while, the rate paid on short-term borrowings decreased from 1.86 percent for the third quarter of 2002 to .94 percent for the third quarter of 2003. Most of these borrowings are indexed with the Federal funds rate.

Interest expense on Federal Home Loan Bank borrowings decreased $10,000 for the quarter to $725,000, as the average rate paid on these borrowings declined from
5.30 percent to 5.23 percent. This decline is a result of the variable rate nature of $5,000,000 of the borrowings, which are tied to LIBOR. The remaining $50,000,000 of advances are fixed rate with maturities ranging from 2008 to 2011. QNB may look to prepay some of these higher costing borrowings during the fourth quarter of 2003. However, the penalties for prepayment can be significant.

For the nine-month period ended September 30, 2003, net interest income increased $208,000 or 1.8 percent to $11,579,000. On a tax-equivalent basis net interest income increased $183,000 or 1.5 percent. The significant growth in average earning assets offset the decline in the net interest margin. Average earning assets increased 8.9 percent while the net interest margin declined 25 basis points. The net interest margin on a tax-equivalent basis was 3.48 percent for the nine-month period ended September 30, 2003 compared with 3.73 percent for the same period in 2002. Excluding the impact of the recognition of $200,000 of interest on non-accrual loans during 2002, the net interest margin declined by 19 basis points.

Total interest income decreased $1,710,000 from $20,670,000 to $18,960,000 when comparing the nine-month periods ended September 30, 2002 to September 30, 2003. The decline in interest income is a result of the extended period of lower interest rates. The yield on earning assets decreased from 6.53 percent to 5.52 percent, with the yield on investment securities declining from 6.00 percent to
4.86 percent and the yield on loans declining from 7.35 percent to 6.47 percent between the nine-month periods. Average loans increased 10.9 percent to $229,935,000 while average investment securities increased 5.7 percent to $240,504,000.

Total interest expense decreased $1,918,000 from $9,299,000 to $7,381,000 for the nine-month periods with interest on money market accounts, savings accounts and time deposits accounting for $205,000, $104,000 and $1,577,000 of the decrease. The yield on these accounts declined 72 basis points, 51 basis points and 121 basis points when comparing the average rate paid for the nine-month periods ended September 30, 2003 and 2002. Interest expense on interest-bearing demand accounts increased $109,000 to $374,000 as average balances increased $22,673,000 to $81,073,000 for the nine-month period ended September 30, 2003. Interest expense on short-term borrowings declined by $124,000 as the average rate paid on these accounts declined from 2.00 percent to 1.10 percent and the average balances declined from $13,594,000 to $9,572,000.


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

QNB's management determined no provision for loan losses was necessary for either the three or nine month periods ended September 30, 2003 or 2002 as charged off loans, non-performing assets and delinquent loans remained at low levels relative to the allowance for loan losses. QNB had net charge-offs of $2,000 for the three months ended September 30, 2003 compared to net recoveries of $12,000 for the third quarter of 2002. For the nine-month period ended September 30, 2003, QNB had net charge-offs of $3,000. This compares to net recoveries of $46,000 for the nine-month period ended September 30, 2002.

Non-performing assets (non-accruing loans, loans past due 90 days or more, other real estate owned and other repossessed assets) remained low amounting to .01 percent of total assets at September 30, 2003. This compares to .15 percent at September 30, 2002 and .13 percent at December 31, 2002. This improvement was the result of the collection of the majority of a commercial non-performing loan during the quarter. Non-accrual loans were $57,000 and $686,000 at September 30, 2003 and 2002. Non-accrual loans at December 31, 2002 were $650,000. QNB did not have any other real estate owned as of September 30, 2003, December 31, 2002 or September 30, 2002. There were no repossessed assets as of September 30, 2003 or 2002. Repossessed assets were $11,000 at December 31, 2002.

Overall delinquency, including loans past due 90 days or more, also improved during the third quarter of 2003 and represented .26 percent of total loans at September 30, 2003. This compares to .60 percent and .67 percent at December 31, 2002 and September 30, 2002, respectively.

There were no restructured loans as of September 30, 2003, December 31, 2002 or September 30, 2002 as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for loan losses was $2,935,000 and $2,938,000 at September 30, 2003 and December 31, 2002, respectively. The ratio of the allowance to total loans was 1.27 percent and 1.35 percent at both period end dates. The 8.0 percent growth in total loans between December 31, 2002 and September 30, 2003 was the primary factor in the decline in this ratio. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

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

At September 30, 2003 and 2002, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $34,000 and $605,000, respectively. These represent loans to one borrower and are collateral-dependent. No valuation allowance was necessary on these loans.

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

Total non-interest income increased $413,000 or 78.7 percent to $938,000 for the quarter ended September 30, 2003 when compared to September 30 2002. For the nine-month period total non-interest income increased $1,634,000 or 83.0 percent to $3,602,000. Excluding gains and losses on the sale of investment securities and loans during both periods, non-interest income for the three-month period increased $185,000 or 22.5 percent and for the nine-month period increased $317,000 or 14.4 percent. Included in the results for both the three and nine month periods of 2003 were the recognition of $109,000 from life insurance proceeds.

Fees for services to customers, the largest component of total non-interest income, are primarily comprised of service charges on deposit accounts. These fees increased 14.5 percent or $63,000, to $496,000 when comparing the two quarters and 17.0 percent or $199,000 to $1,371,000 when comparing the nine-month periods. An increase in the volume of overdrafts as well as the increase in the fee during the third quarter of 2002 contributed to the $46,000 or 12.9 percent increase in overdraft income when comparing the three month periods and $191,000 or 20.3 percent increase when comparing the nine month periods ended September 30, 2003 and 2002. Also contributing to the increase in fees for services to customers during the quarter was an $11,000 increase in service charges on business accounts. This increase is a function of the lower earnings credit rate, resulting from the decline in interest rates, applied against balances to offset service charges incurred as well as an increase in the number of business checking accounts. This rate tends to move in relation to the Federal Funds rate.

ATM and debit card income is primarily comprised of interchange income on debit cards and ATM surcharge income for the use of QNB ATM machines by non-QNB customers. ATM and debit card income was $134,000 for the third quarter of 2003, an increase of $2,000 or 1.5 percent from the amount recorded during the third quarter of 2002. For the nine-month periods ATM and debit card income increased
12.7 percent to $416,000. Debit card income increased $6,000 or 6.1 percent for the three-month period and $44,000 or 17.3 percent when comparing the nine-month periods ended September 30, 2003 and 2002. The increase in debit card income is a result of increased acceptance by consumers of the card as a means of paying for goods and services. Debit card income decreased $15,000 or 13.6 percent when comparing the second and third quarters of 2003 as a result of the legal settlement between the card companies and the retailers. This settlement resulted in a reduction in the amount earned per transaction.

ATM transaction surcharge income decreased $6,000 or 17.0 percent when comparing the third quarter of 2003 to the third quarter of 2002. For the nine-month period, ATM transaction surcharge income decreased $14,000 or 14.7 percent. The decline in ATM transaction surcharge income is a result of a reduction in the number of transactions by non-QNB customers at QNB machines. Offsetting this reduction in income was increases in ATM interchange income and card fee income. ATM interchange income increased $1,000 for the quarter and $11,000 for the nine-month period while card fee income increased $6,000 for the nine- month period. In September 2003, Management made the decision to eliminate the $18 annual card fee for debit cards. This will reduce card fee income by approximately $25,000 over a 12- month period.

Income on cash surrender value of insurance represents the earnings on life insurance policies in which the Bank is the beneficiary. Income on these policies was $74,000 for the three months ended September 30, 2003 compared to $87,000 for the same period in 2002. The insurance carriers reset the rates on these policies annually. The decline in income during the third quarter is a result of both adjustments to the accrual rate used during the previous twelve months and a lower projected rate going forward. For the nine month period income declined $16,000 to $229,000.

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over the period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. Mortgage servicing fees for the quarter ended September 30, 2003 were $84,000. Included in this amount is a $96,000 reversal of a valuation allowance for impairment of mortgage servicing rights. The fair market value of the mortgage-servicing asset increased during the third quarter as a result of the increase in interest rates and the slow down in estimated mortgage prepayment speeds. For the nine-month period ended September 30, 2003, the net mortgage servicing income was a loss of $21,000 of which $32,000 was a result of a valuation allowance. This impairment was a result of the historically high prepayment speeds on mortgages resulting from the record level of mortgage refinancing activity created by the low interest rate environment during the first half of 2003. Excluding the adjustments to the valuation allowance, mortgage-servicing income would have been a loss of $12,000 for the third quarter of 2003 compared to $22,000 for the third quarter of 2002. For the nine-month period ended September 30,

2003 mortgage servicing income would have been $11,000 compared to $58,000 for the same period in 2002.

Other results from the increase in mortgage refinancing activity are an increase in amortization expense and an increase in the amount of mortgages serviced. When a loan is paid off, the servicing asset related to that mortgage must be expensed. Amortization expense for the three-month periods ended September 30, 2003 and 2002 was $65,000 and $18,000, respectively. For the respective nine-month periods amortization expense was $139,000 and $57,000. The average balance of mortgages serviced for others was $86,013,000 for the third quarter of 2003 compared to $66,724,000 for the third quarter of 2002, an increase of
28.9 percent. The average balance of mortgages serviced was approximately $80,311,000 for the nine-month period ended September 30, 2003 compared to $66,649,000 for the first nine months of 2002, an increase of 20.5 percent. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

QNB recorded a loss of $73,000 on the sale of securities during the third quarter of 2003. In an effort to reposition the balance sheet, QNB performed two transactions. The first transaction involved the sale of approximately $3,500,000 of higher premium fast paying CMO's with the proceeds being reinvested into 15 year mortgage backed securities and a whole loan CMO. The results of the transaction were a loss of $27,000, a pick up in current yield of
2.77 percent based on consensus prepayment speeds and a reduction in the Bank's exposure to premiums and increased amortization expense. The transaction also resulted in a slight extension of average life and duration. The second transaction involved the sale of $5,000,000 in higher coupon 10-year mortgage backed securities and $1,000,000 of a 7 year balloon and the purchase of $6,000,000 of a 10 year/1 year adjustable rate mortgage security. This transaction resulted in a loss of $46,000, an increase in book yield of 100 basis points and a reduction in exposure to premiums with minimal extension of average life and duration.

For the nine-month period net gains on investment securities was $229,000 of which $204,000 is a result of sales of debt securities and $25,000 relates to activity in the marketable equity securities portfolio. Included in the net gain on the equity portfolio was a $126,000 write-down of securities whose decline in market value below cost was deemed to be other than temporary. These securities were determined to be impaired. With regard to the sale of debt securities, in addition to the transactions discussed above, QNB has sold approximately $28 million of mortgage-backed securities and CMO's that were prepaying at very fast speeds. The proceeds were used to purchase lower coupon mortgage backed securities and CMO's. The purpose of these transactions was to reduce the amount of cash flow currently being received and also the amount of premium amortization being recorded. Management will continue to look at strategies that will result in an increase in the yield on the portfolio.

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

QNB recorded a net gain of $3,000 on the sale of loans during the third quarter of 2003. This compares to a $120,000 gain for the same period in 2002. For the nine-month periods ended September 30, 2003 and 2002 net gains on the sale of loans were $853,000 and $342,000, respectively. The sale of student loans accounts for $3,000 of the gains during the third quarter of 2002. QNB sold approximately $140,000 in student loans during the third quarter of 2002. Gains on the sale of student loans accounted for $7,000 and $34,000 of the total gains during the nine-month periods ended September 30, 2003 and 2002, respectively. For the nine-month periods ended September 30, 2003 and 2002, QNB sold approximately $395,000 and $1,812,000 of student loans. The decrease in the gain on the sale relates to the lower volume of loans sold. Effective June 30, 2002 QNB terminated its agreement with the Student Loan Marketing Association (SLMA). QNB will no longer be originating student loans for sale but will be working on a referral basis instead. The remaining balance in the portfolio was sold during the second quarter of 2003.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. As mentioned previously, the decline in interest rates has resulted in record mortgage refinancing activity and significant gains on the sale of these loans. Gains are usually recorded as rates fall while rising rates tend to result in losses. This activity peaked during the second quarter of 2003 as mortgage rates reached historical lows. The net gains on the sale of residential mortgage loans were $3,000 and $117,000 for the three-month periods ended September 30, 2003 and 2002. The rapid rise in interest rates during the third quarter of 2003 had a negative impact on the sale of mortgage loans as loans that were originated when rates had reached their lows were sold into a higher rate environment resulting in losses. QNB does not hedge its mortgage pipeline. Net gains on the sale of residential mortgages were $846,000 and $308,000 for the respective nine-month periods. QNB originated $12,812,000 and $3,977,000 in residential mortgages held for sale during the third quarters of 2003 and 2002 and $36,358,000 and $13,711,000 during the respective nine-month periods. Proceeds from the sale of residential mortgages were approximately $13,841,000 and 3,247,000 during the third quarters of 2003 and 2002, respectively. For the nine-month periods proceeds from the sale of residential mortgage loans amounted to $39,534,000 and $13,477,000, respectively. At September 30, 2003 and 2002,
QNB had approximately $889,000 and $1,255,000 in mortgage loans classified as held for sale. These loans are accounted for at lower of cost or market.

Other operating income increased $71,000 or 47.7 percent to $220,000 when comparing the three-month periods ended September 30, 2003 and 2002. Income from the proceeds of life insurance of $109,000 and a $14,000 increase in merchant income was partially offset by a $10,000 decline in commissions from consumer loan insurance premiums and a $26,000 loss on the valuation of mortgage loan commitments. The results for the third quarter of 2002 also include a $21,000 recovery of a check card transaction that had been charged off in 2001.

For the nine-month period other operating income increased $166,000 or 46.2 percent to $525,000. In addition to the life insurance proceeds other operating income for 2003 includes a $20,000 gain on residential mortgage loans held for sale that have been committed but not settled. Dividends from the title insurance company increased $24,000 while retail brokerage and trust income increased $14,000 and $7,000, respectively. Merchant income increased $32,000 while consumer loan insurance commissions decreased $30,000 when comparing the nine-month periods.

NON-INTEREST EXPENSE

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services and various other operating expenses. Total non-interest expense of $3,264,000 for the quarter ended September 30, 2003 represents an increase of $403,000 or 14.1 percent from levels reported in the third quarter of 2002. Total non-interest expense for the nine months ended September 30, 2003 was $9,545,000, an increase of $1,004,000 or 11.8 percent over 2002 levels.

Salaries and benefits, the largest component of non-interest expense, increased $293,000 or 18.7 percent to $1,858,000 for the quarter ended September 30, 2003 compared to the same quarter in 2002. Salary expense increased $227,000 or 17.8 percent during the period to $1,504,000 while benefits expense increased $66,000 or 22.9 percent to $354,000. For the nine-month period ended September 30, 2003 salaries and benefits expense increased $727,000 or 15.3 percent compared to 2002. Salary expense increased $589,000 or 15.4 percent while benefits expense increased $138,000 or 15.3 percent.

QNB monitors, through the use of various surveys, the competitive salary information in its markets and makes adjustments where appropriate. In addition, in 2002 with the assistance of a consultant, QNB performed a complete analysis of its compensation program. One result of this analysis was the development and implementation of a new incentive program. This program has contributed an additional $145,000 and $361,000 in salary expense when comparing the three and nine-month periods ended September 30, 2003 and 2002. Excluding the accruals for the incentive program salary expense increased 6.4 percent for the three-month period and 6.1 percent for the nine-month period. Merit increases and an increase in the number of employees also contributed to the increase in salary expense. The number of full time-equivalent employees increased by four when comparing the three month periods and five when comparing the nine month periods.

For the three-month period ended September 30, 2003 payroll tax and retirement plan expense increased $34,000 and $13,000, respectively. Included in payroll tax expense was a $30,000 accrual related to the incentive compensation program. During the same period medical and dental premiums increased by $12,000 or 14.4 percent. For the nine-month period payroll tax and retirement plan expense increased $45,000 and $31,000, respectively while medical and dental premiums increased by $46,000 or 16.7 percent. These increases primarily relate either to the increase in the number of employees, the increase in salary expense or the increase in the premiums charged by the health insurance carriers.

Net occupancy expense increased $1,000 or .5 percent when comparing the third quarter of 2003 to the third quarter of 2002. For the nine-month period, net occupancy expense increased $20,000 or 3.2 to $642,000. Utility expense, building maintenance and real estate taxes increased $12,000, $7,000 and $6,000, respectively for the nine-month period while branch rent expense decreased $5,000 over the same period.

Furniture and equipment expense increased $10,000 or 3.9 percent when comparing the three-month periods ended September 30, 2003 and 2002 and $70,000 or 9.5 percent when comparing the nine-month periods. Depreciation and amortization expense increased $2,000 and $54,000 when comparing the three-month and nine-month periods, respectively. The increase for the nine-month period relates to the completion of several large projects in the second half of 2002. Significantly more depreciation expense was recorded in the third and fourth quarters of 2002 than in the first half because of the timing of completing projects. Equipment maintenance expense increased $6,000 for both the three and nine month periods. For the nine-month period expense related to non-depreciable items increased $15,000.

Marketing expense increased $39,000 to $153,000 for the quarter ended September 30, 2003 but decreased $7,000 or 1.9 percent to $368,000 when comparing the nine-month periods. The increase in marketing expense for the quarter is primarily a result of the timing of advertising, public relations, sales promotion and donation expenses. Advertising expense increased $22,000 while sales promotion expense and donation expense increased $11,000 and $9,000 respectively for the quarter. Outdoor advertising, television advertising and the redesign of the QNB website contributed to the increase in advertising expense. An employee function was the primary reason for the increase in promotion expense. For the nine-month period advertising public relations and research costs have increased $11,000, $8,000 and $9,000, respectively, while sales promotion expense and donations expense have decreased $15,000 and $22,000, respectively. During the fourth quarter of 2002 QNB made several large long-term charitable pledges that would likely have been made during the first nine months of 2003.

Third party services are comprised of professional services including legal, accounting and auditing and consulting services as well as fees paid to outside vendors for support services of day-to-day operations. These include Trust services, retail non-deposit services, correspondent banking services, investment security safekeeping and supply management services, to name a few. Third party services expense was $184,000 in the third quarter of 2003 compared to $161,000 for the third quarter of 2002. The outsourcing of the statement printing and mailing function contributed approximately $17,000 to the increase in third party services for the three-month period. This function was outsourced during the second quarter of 2003. A $7,000 increase in legal expense during the quarter also contributed to the variance. For the nine-month periods ended September 30, 2003 and 2002 third party service expense was $543,000 and $440,000, respectively. Outsourcing the statement printing and mail function contributed $31,000 to the increase when comparing the nine-month periods. Also contributing to the increase were consulting and training cost related to the installation of an upgrade to the item processing system. The use of an executive search firm to fill an open Trust officer position was also a major contributor to the increase in third party services when comparing the nine-month periods.

For the three-month period ended September 30, 2003 telephone, postage and supplies expense increased $7,000 or 5.3 percent to $138,000 with postage and supplies expense each increasing by $3,000. For the nine-month period these expenses increased by $2,000 or .5 percent with supply costs decreasing $16,000 while postage expense and telephone expense increased $14,000 and $4,000, respectively. The higher postage expense is primarily a function of the increase in the number of customer accounts and the use of additional target marketing mailings.

The major categories that comprise other expense are regulatory costs, insurance costs, membership fees, courier expense, ATM and debit card expense and directors fees. When comparing the three-month periods ended September 30, 2003 and 2002 total other expense increased $26,000 to $364,000. Contributing to this increase was a $16,000 increase in ATM and debit card expenses, an $8,000 increase in charged-off checking accounts, a $3,000 increase in the Comptroller of the Currency assessment, a $4,000 increase in insurance costs and a $9,000 increase in costs related to title searches, credit reporting and appraisals. Partially offsetting these increases was an $11,000 decrease in classified advertising costs. For the nine-month period total other expense increased $84,000 or 8.6 percent to $1,062,000. Contributing to this increase was a $35,000 increase in ATM and debit card expense, a $10,000 increase in the Comptroller of the Currency assessment, a $10,000 increase in courier costs, a $14,000 increase in charged-off checking accounts, a $9,000 increase in expense related to a director deferred compensation plan and an $11,000 increase in costs related to title searches, credit reporting and appraisals.

INCOME TAXES

Applicable income taxes and effective tax rates were $118,000 or 7.7 percent for the three-month period ended September 30, 2003, and $282,000 or 18.3 percent for the same period in 2002. Positively impacting the effective tax rate was the reversal of a tax valuation recorded in previous periods. The reversal of the valuation allowance was a result of the ability to realize tax benefits associated with certain impaired securities, due to the increase in unrealized gains of certain equity securities held by QNB Corp. The receipt of $109,000 in tax-exempt life insurance proceeds also had a positive impact on the effective tax rate. For the nine-month period applicable income taxes and effective rates were $1,063,000 or 18.9 percent and $913,000 or 19.0 percent, respectively.

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 2003, QNB's net deferred tax liability was $724,000. The primary components of deferred taxes are a deferred tax asset of $725,000 relating to the allowance for loan losses and a deferred tax liability of $1,522,000 resulting from the SFAS No. 115 adjustment for available-for-sale investment securities. As of September 30, 2002 QNB's net deferred tax liability was $1,011,000. A deferred tax asset of $741,000 relating to the allowance for loan losses was offset by a deferred tax liability of $1,964,000 resulting from the SFAS No. 115 adjustment for available-for-sale investment securities.

The realizability of deferred tax assets is dependent upon a variety of factors including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. A valuation allowance of $95,000 was established during the year ended December 31, 2002, to offset a portion of the tax benefits associated with certain impaired securities that management believes may not be realizable. During the first quarter of 2003 this valuation allowance was increased to $137,000 because of additional impaired securities. As mentioned above the entire tax valuation allowance was reversed during the third quarter of 2003. Based upon these and other factors, management believes it is more likely than not that QNB will realize the benefits of these remaining deferred tax assets.


BALANCE SHEET ANALYSIS

The Balance Sheet Analysis reviews average balance sheet data for the nine months ended September 30, 2003 and 2002, as well as the period ending balances as of September 30, 2003 and December 31, 2002.

Average earning assets for the nine-month period ended September 30, 2003 increased $39,724,000 or 8.9 percent to $484,622,000 from $444,898,000 for the nine months ended September 30, 2002. Average loans increased $22,552,000 while average investment securities and Federal funds sold increased $12,984,000 and $3,438,000, respectively.

The 10.9 percent increase in average loans is a result of the use of a business development and calling program encompassing lending personnel, branch personnel and executive management. The focus of this program is to both develop new lending and deposit relationships as well as strengthen existing relationships. This program was enhanced during 2002 with the development of a bank-wide sales initiative that concentrated on sales training, particularly with regard to identifying lending opportunities. This program has been expanded in 2003 to include an incentive compensation program that will reward employees not only for loan growth, but also for asset quality and profitability. The addition of the Souderton branch location was also key to the growth in loans, especially commercial loans. The growth in loans was achieved despite the relatively weak economy during 2002 and the first nine months of 2003.

Average commercial loans increased $17,591,000, while average consumer loans increased $6,281,000 when comparing the first nine months of 2003 to the first nine months of 2002. Average residential mortgage loans held in portfolio declined by $2,423,000 as most of the mortgages originated were sold because of the low interest rate environment. The increase in consumer loans is primarily in the category of home equity loans, which increased $6,591,000 or 16.6 percent. Home equity loans have been popular with consumers; especially those refinancing existing residential mortgage loans, because they have lower origination costs than residential mortgage loans.

The increase in average investment securities is a result of the growth in deposits outpacing the growth in loans. The higher balance in average Federal funds sold when comparing the nine-month periods is a result of management's decision to keep additional liquidity in light of the significant growth in deposits.

The growth in average earning assets was funded by increases in non-interest-bearing and interest-bearing deposit accounts. Average non-interest bearing demand accounts increased $6,300,000 or 14.8 percent, while average interest-bearing deposit accounts increased $36,799,000 or 11.3 percent. The "Free Checking" promotion, as well as the acquisition of new business accounts were significant factors in the increase in non-interest bearing deposits. The significant increase in municipal deposits midway through the third quarter of 2003 also had an impact when comparing the nine-month periods. QNB was able to increase its deposit relationships with several school districts. These deposits are seasonal and will likely be withdrawn over the next nine months.

The growth in average interest-bearing deposit accounts is primarily centered in interest bearing demand deposit accounts which increased $22,673,000 or 38.8 percent. The majority of this growth can be attributed to the successful development of relationships with several municipal organizations. Average savings accounts increased $9,216,000 or 22.4 percent. Lackluster performance of the stock market, a slow growing United States economy, and geopolitical uncertainty have contributed to the inflow of funds into the banking system. Consumers are looking for the relative safety of bank deposits despite the low interest rate environment.

Time deposit accounts continued to increase in 2003 but at a much slower rate than in previous years. Average total time deposits increased $6,236,000 or 3.3 percent to $195,495,000 when comparing the first nine months of 2003 to the same period in 2002. Average time deposits with balances less than $100,000 increased $10,976,000 while those with balances greater than $100,000 decreased $4,740,000. Another difference in the growth pattern in time deposits was in the maturity time frame selected by customers. In 2001, the majority of the new time deposits were opened with maturities under one year, while in 2002 and 2003 customers extended the maturities and opened accounts with maturities between three and five years. It appears that customers are looking to achieve the highest yields possible in this low interest rate environment.

Total assets at September 30, 2003 were $556,878,000, compared with $503,430,000 at December 31, 2002, an increase of 10.6 percent. The increase in assets from December 31, 2002 to September 30, 2003 is primarily centered in investment securities which increased $40,361,000. These securities were primarily purchased from the deposit proceeds of the municipalities, with cash flow that will closely match the anticipated run-off of the deposits over the next nine months. Total loans held in portfolio increased by $16,990,000 to $229,681,000 at September 30, 2003, while loans held-for-sale decreased by $3,270,000 to $889,000.

The growth in assets was primarily funded by a $56,935,000 increase in total deposits. Total deposits increased from $388,913,000 at December 31, 2002 to $445,848,000 at September 30, 2003. The increase in deposits was spread across all product lines except for money market accounts. Non-interest bearing demand accounts and interest bearing demand accounts increased $3,332,000 and $34,703,000, respectively when comparing balances at September 30, 2003 and December 31, 2002. The municipal deposits account for $32,128,000 of the increase in interest bearing demand accounts. Savings accounts increased $6,010,000 and total time deposits increased $13,637,000 when comparing the same time periods. Money market accounts decreased $747,000 during this time frame.

At September 30, 2003 the fair value of investment securities available-for-sale was $270,181,000 or $4,476,000 above the amortized cost of $265,705,000. This compares to a fair value of $214,741,000 or $5,524,000 above the amortized cost of $209,217,000 at December 31, 2002. An unrealized holding gain, net of taxes, of $2,954,000 and $3,603,000 was recorded as an increase to shareholders' equity at September 30, 2003 and December 31, 2002, respectively. As a result of both the low interest rate environment and the deposits of the municipalities the composition of the portfolio has changed since December 31, 2002. The municipal deposits were primarily invested in Agency securities with short calls. As a result the percentage of the portfolio in Agency bonds has increased from approximately 12 percent to 19 percent of the portfolio. At the same time the percentage of CMO's has increased from 23 percent to 28 percent while the percentage of Mortgage backed securities has declined to 24 percent from 29 percent. Municipal bonds, Corporate bonds and Treasury securities have each declined slightly as a percentage of the total portfolio during the nine month period.

During the second quarter of 2002, management and the Board of Directors approved that all future purchases of investment securities will be categorized as available-for-sale. While there is the potential for increased volatility of shareholder's equity due to market value changes, management believes it will provide for more flexibility in managing the portfolio.

Based on the interest rate environment and prepayment assumptions at the valuation dates, the available-for-sale portfolio had a weighted average life of approximately 4 years, 1 months at September 30, 2003 and 4 years, 7 months at December 31, 2002. The weighted average tax-equivalent book yield was 4.58 percent and 5.35 percent at September 30, 2003 and December 31, 2002. The weighted average life of the portfolio is based on stated contractual maturity, estimated call dates for bonds that are callable or anticipated cash flow for mortgage backed securities and CMOs. The average life of the portfolio as of September 30, 2003 would extend to 5 years, 10 months with an instantaneous 200 basis point increase in rates while the average life would contract to 2 years, 10 months with an instantaneous 100 basis point decline in rates. This is a function of the optionality found in the callable agency bonds and mortgage related securities.

Investment securities held-to-maturity are reported at amortized cost. As of September 30, 2003 and December 31, 2002, QNB had securities classified as held-to-maturity with an amortized cost of $14,657,000 and $29,736,000 and a market value of $15,081,000 and $30,386,000, respectively. The held-to-maturity portfolio had a weighted average life of approximately 2 years, 9 months at September 30, 2003 and 2 years, 1 month at December 31, 2002. The weighted average tax-equivalent book yield was 6.36 percent at September 30, 2003 and
6.14 percent at December 31, 2002.

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

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale were $297,696,000 and $246,377,000 at September 30, 2003 and December 31, 2002. These sources were adequate to meet deposit withdrawals and loan growth during the first nine months of 2003 and should be adequate to meet normal fluctuations in loan demand and or deposit withdrawals. QNB has been able to fund the growth in earning assets during the first nine months of 2003 through increased deposits. QNB did not use its Federal funds line, overnight borrowings from the FHLB or the Federal Reserve Bank discount window to fund loan growth or deposit withdrawals during the first nine months of 2003. Approximately $91,263,000 and $65,871,000 of available-for-sale securities at September 30, 2003 and December 31, 2002 were pledged as collateral for repurchase agreements and deposits of public funds as required by law. In addition, under terms of its agreement with the Federal Home Loan Bank, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and Agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the Federal Home Loan Bank. The significant increase in both liquidity sources and pledged amounts relate to the municipal deposits received during the third quarter of 2003. These deposits were used to purchase available-for-sale securities that were used to pledge against the deposits of the municipalities.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. QNB's cash and cash equivalents decreased $851,000 to $26,626,000 at September 30, 2003. This compares to an increase of $7,381,000 during the first nine months of 2002. After adjusting net income for non-cash transactions, operating activities provided $8,237,000 in cash flow in the first nine months of 2003, compared to $3,532,000 in the same period of 2002. Higher net income, an increase in mortgage activity and an increase in amortization of premiums on investment securities accounted for the increase in net cash provided by operating activities during the first nine months of 2003. Changes in other liabilities also had an impact when comparing the two periods. The primary change in other liabilities relates to the purchase of a security in December 2001, that the broker failed to deliver until January 2002. The purchase was booked as an investment during 2001, since QNB was the owner and a liability was recorded.

Net cash used by investing activities was $59,047,000 during the first nine months of 2003. The purchase of investment securities, funded principally by the growth in municipal deposits, during the third quarter of 2003 was the primary use of cash. Investment securities activity was a net use of cash of $42,108,000 during the first nine months of 2003. The growth in loans during the first nine months of 2003 was also a use of cash. Loans, excluding mortgage and student loan activity increased $16,616,000 during the first nine months of 2003. Net cash used by investing activities was $44,069,000 during the first nine months of 2002. Loan growth created a net increase in loans and a use of cash of $8,160,000. In addition, the purchase of investment securities exceeded the maturity, call and sale of securities by $35,441,000 during the first nine months of

2002. Most of the activity relates to the deployment of the deposit growth experienced during the first nine months of 2002.

Net cash provided by financing activities was $49,959,000 during the first nine months of 2003 and $47,918,000 during the same time frame in 2002. The increase in deposits of $56,935,000 offset the decline in short-term borrowings of $5,554,000 during the first nine months of 2003. The growth in municipal interest bearing demand deposits accounts for $32,138,000 of the increase in total deposits. The decrease in short-term borrowings is primarily the reduction of balances held by one repurchase agreement customer. A $33,424,000 increase in interest-bearing deposits and a $7,384,000 increase in non-interest bearing demand deposits was the main source of funding during the first nine months of 2002. An additional $2,000,000 advance from the FHLB and an increase in short-term borrowings, primarily cash management accounts, of $6,436,000 also provided funding during 2002.


CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB's shareholders' equity at September 30, 2003 was $43,416,000 or 7.80 percent of total assets compared to shareholders' equity of $40,914,000 or 8.13 percent at December 31, 2002. Shareholders' equity at September 30, 2003 includes a positive adjustment of $2,954,000 related to unrealized holding gains, net of taxes, on investment securities available-for-sale, while shareholders' equity at December 31, 2002 includes a positive adjustment of $3,603,000. Without these adjustments shareholders' equity to total assets would have been 7.27 percent and 7.41 percent at September 30, 2003 and December 31, 2002. The decline in the ratio is a result of the significant growth in assets during the third quarter of 2003.

Shareholders' equity averaged $38,843,000 for the first nine months of 2003 and $35,707,000 during all of 2002, an increase of 8.9 percent. The ratio of average total equity to average total assets increased slightly to 7.51 percent for 2003, compared to 7.45 percent for 2002.

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

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based and 4.00 percent for leverage. Under the requirements, QNB has a Tier I capital ratio of 12.31 percent and 12.40 percent, a total risk-based ratio of 13.21 percent and 13.39 percent and a leverage ratio of 7.49 percent and 7.44 percent at September 30, 2003 and December 31, 2002, respectively.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At September 30, 2003 and December 31, 2002

QNB met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively, and a Tier I leverage ratio of 5.00 percent.


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

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At September 30, 2003, interest-earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $239,964,000. Interest-sensitive liabilities scheduled to mature or reprice within one year were $201,911,000. The one-year cumulative gap, which reflects QNB's interest sensitivity over a period of time, was a positive $38,053,000 at September 30, 2003. The cumulative one-year gap equals 7.2 percent of total rate sensitive assets. This positive or asset sensitive gap will generally benefit QNB in a rising interest rate environment, while falling interest rates could negatively impact QNB. At June 30, 2003 the cumulative one-year gap was 18.2 percent of total rate sensitive assets. The decrease in the positive gap position from June 2003 to September 2003, reflects the impact of rising rates during the third quarter on the prepayment assumptions for loans and investment securities. The increase in municipal deposits, which are assumed to be short-term in nature, during the quarter also had the impact of reducing the positive gap position.

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

Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies. Based on the simulation model, net interest income for the next twelve months is expected to increase slightly compared to the prior twelve months. The projected increase in net interest income is principally a result of the growth in earning assets offsetting the impact of a lower net interest margin.

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

The nature of QNB's current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At September 30, 2003, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

------------------------------------------------------------ ---------------------- -------------------- ---------------------
Change in Interest Rates                                       Net Interest Income        Dollar Change        Percent Change
------------------------------------------------------------ ---------------------- -------------------- ---------------------
+300 Basis Points...........................................         $15,478                  $80                .52%
+200 Basis Points...........................................          15,724                  326               2.12
+100 Basis Points...........................................          15,707                  309               2.01
FLAT RATE...................................................          15,398                    -                  -

-100 Basis Points...........................................          13,818              (1,580)             (10.26)
-200 Basis Points...........................................          12,268              (3,130)             (20.33)
-300 Basis Points...........................................          11,076              (4,322)             (28.07)


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

                            QNB CORP. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                               SEPTEMBER 30, 2003



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

                               SEPTEMBER 30, 2003



Item 6.    Exhibits and Reports on Form 8-K (Continued)
           ---------------------------------------------


     Exhibit 10.3 QNB Corp. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-91201 on Form S-8, filed with the Commission on November 18, 1999).

     Exhibit 10.4 The Quakertown National Bank Retirement Savings Plan. (Incorporated by reference to Exhibit 10.4 of Registrants Form 10-Q filed with the Commission on August 14, 2003).

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

    Exhibit 11 Statement Re: Computation of Earnings Per Share. (Included in Part I, Item I, hereof.)

    Exhibit 32.1      Certification of Principal Executive Officer

    Exhibit 32.2      Certification of Principal Financial Officer


                 (b) Reports on Form 8-K

                      i. Filed August 20, 2003, Press release dated August 19, 2003 reporting declaration of quarterly cash dividend and two-for-one stock split.

                     ii. Filed August 26, 2003, Press release dated August 25, 2003 announcing payable date and record date for previously announced two-for-one stock split.

                    iii. Filed October 22, 2003, Press release dated October 22, 2003 reporting third quarter 2003 net income.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                                       QNB Corp.




Date:  November 13, 2003                               By:
     --------------------------
                                                       /s/ Thomas J. Bisko
                                                       -------------------------
                                                       Thomas J. Bisko
                                                       President/CEO


Date:  November 13, 2003                               By:
     -----------------------------
                                                       /s/ Robert C. Werner
                                                       -------------------------
                                                       Robert C. Werner
                                                       Vice President


Date:  November 13, 2003                               By:
     -----------------------------
                                                       /s/ Bret H. Krevolin
                                                       -------------------------
                                                       Bret H. Krevolin
                                                       Chief Financial Officer