Form 10-K
period 2003-12-31
QNB CORP
filed 2004-03-30
CIK 750558

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------



                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  DECEMBER 31, 2003

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                 to
                              ----------------    ---------------

                   Commission file number     0-17706
                                          --------------

                                   QNB CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                    23-2318082
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 15 NORTH THIRD STREET, QUAKERTOWN, PA                    18951-9005
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:   (215) 538-5600
                                                   --------------------
Securities registered pursuant to Section 12(b) of the Act:  None.

     Title of each class             Name of each exchange on which registered
     -------------------             -----------------------------------------

---------------------------   --------------------------------------------------

---------------------------   --------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.625 PAR VALUE
                                (Title of class)


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

    Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES      NO  X
    ---     ---

    As of March 18, 2004, 3,095,379 shares of Common Stock of the registrant were outstanding. As of June 30, 2003, the aggregate market value of the Common Stock of the registrant, held by nonaffiliates was approximately $55,124,864 based upon the average bid and asked price of the common stock as reported on the OTC BB.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Annual Report to Stockholders for 2003 are incorporated by reference in Part I and Part II.

Portions of Registrant's Proxy Statement dated April 19, 2004 are incorporated by reference in Part III.

                                                   FORM 10-K INDEX

PART I                                                                                          PAGE

Item 1       Business.............................................................................4

Item 2       Properties..........................................................................13

Item 3       Legal Proceedings...................................................................14

Item 4       Submission of Matters to a Vote of Security Holders.................................14

PART II

Item 5       Market for Registrant's Common Equity and Related Stockholder Matters
                    and Issuer Purchases of Equity Securities....................................15

Item 6       Selected Financial Data.............................................................15

Item 7       Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.....................................................15

Item 7A      Quantitative and Qualitative Disclosures about Market Risk..........................15

Item 8       Financial Statements and Supplementary Data.........................................15

Item 9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................................15

Item 9A      Controls and Procedures.............................................................15

PART III

Item 10      Directors and Executive Officers of the Registrant..................................16

Item 11      Executive Compensation..............................................................16

Item 12      Security Ownership of Certain Beneficial Owners and Management
                   and Related Stockholder Matters...............................................16

Item 13      Certain Relationships and Related Transactions......................................17

Item 14      Principal Accountant Fees and Services..............................................17

PART IV

Item 15      Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................18

                                     PART I

ITEM 1.  BUSINESS

QNB CORP.

         QNB Corp. was incorporated under the laws of the Commonwealth of Pennsylvania on June 4, 1984. QNB Corp. is registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act of 1956 and conducts its business through its wholly-owned subsidiary, The Quakertown National Bank. The principal business of QNB Corp., through The Quakertown National Bank, is commercial banking and consists of, among other things, attracting deposits from the general public and using these funds in making commercial loans, residential mortgage loans, consumer loans, and purchasing investment securities.

         As of December 31, 2003, QNB Corp., on a consolidated basis, had total assets of $550,831,000, total deposits of $438,639,000, and total shareholders' equity of $43,440,000.

THE QUAKERTOWN NATIONAL BANK

         The Quakertown National Bank is a national banking association organized in 1877. The Quakertown National Bank is chartered under the National Banking Act to engage in the various activities of a commercial bank and is subject to federal and state laws applicable to commercial banks.

         The Quakertown National Bank is a full-service commercial bank that provides most major financial services. The Quakertown National Bank's principal office is located in Bucks County, Pennsylvania. The Quakertown National Bank also operates six other full-service branches, an operations facility and an administrative office. For more information relating to The Quakertown National Bank's properties, see Item 2. Properties. The Quakertown National Bank had 133 full-time employees and 34 part-time employees, at March 15, 2004. There are employees of The Quakertown National Bank who are also employees of QNB Corp.

         We have made forward-looking statements in this document and in documents that we incorporate by reference that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of QNB Corp., The Quakertown National Bank or the combined company. When we use words such as "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The legislation provides a safe harbor for forward-looking statements.

         Readers should note that many factors, some of which are discussed elsewhere in this document and in the documents that we incorporate by reference, could affect the future financial results of QNB Corp., The Quakertown National Bank or the combined company and could cause those results to differ materially from those expressed in our forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited to, the following:

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

See also, page 9 of QNB Corp.'s 2003 Annual Report to Shareholders, "Management's Discussion and Analysis-Consolidated Financial Review" incorporated herein by reference, which page is included at Exhibit 13.

         We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advise readers that various factors, including those described above, could affect QNB Corp.'s financial performance and could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected.

         Except as required by law, we do not undertake, and specifically disclaim any obligation, to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

LENDING ACTIVITIES

         GENERAL. The Quakertown National Bank offers a variety of loan products to its customers; including residential real estate mortgages, commercial, construction, home equity, business, consumer, and student loans. The Quakertown National Bank's loan portfolio totaled $232,127,000 and $212,691,000 at December 31, 2003 and 2002, respectively. The portfolio represented approximately 42.1% and 42.2% of The Quakertown National Bank's total assets at December 31, 2003 and 2002, respectively.

         RESIDENTIAL MORTGAGE LOANS. The Quakertown National Bank offers primarily 1 and 3 year adjustable rate mortgages, 7 year balloon mortgages, and 15, 20 and 30 year fixed rate loans. The Quakertown National Bank has generally sold, without recourse, its mortgage loans in the secondary mortgage market. During 2003 and 2002, substantially all originations of loans to individuals for residential mortgages with maturities of 15 years or greater were sold in the secondary market.

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

         The Quakertown National Bank also offers home equity loans and lines of credit which are included in real estate residential loans. Also included in this category are commercial purpose loans that are secured by residential real estate. Real estate residential loans in the aggregate amount of $83,703,000 and $84,907,000 represented 36.1% and 39.9% of gross loans at December 31, 2003 and 2002.

         COMMERCIAL LOANS. The Quakertown National Bank offers commercial loans, including lines of credit or commitment, term loans, commercial mortgages, letters of credit, and tax-free loans.

         The Quakertown National Bank's commercial and industrial loan portfolio was $47,196,000 and $39,546,000 at December 31, 2003 and 2002, respectively.
Commercial and industrial loans represented approximately 20.3% and 18.6% of The Quakertown National Bank's total gross loans at December 31, 2003 and 2002, respectively. Although a certain amount of these loans are considered unsecured, the majority are secured by non-real estate collateral, such as equipment, vehicles, accounts receivable and inventory.

         Commercial real estate loans, in the aggregate amount of $86,707,000 and $74,125,000, represented 37.3% and 34.8% of The Quakertown National Bank's gross loan portfolio at December 31, 2003 and 2002, respectively, while construction loans, including commercial and residential, were $9,056,000 and $7,687,000 for the same periods. Commercial real estate loans include all loans collateralized at least in part by commercial real estate, but may not be for the express purpose of conducting commercial real estate transactions.

         Construction, commercial and industrial, and commercial real estate lending generally entails significant additional risk as compared with residential mortgage lending. These loans typically involve larger loan balances to single borrowers or groups of related borrowers.

         CONSUMER LOANS. The Quakertown National Bank's consumer loan portfolio totaled $5,604,000 and $6,513,000 at December 31, 2003 and 2002, respectively. Consumer loans represented 2.4% and 3.0% of The Quakertown National Bank's total gross loans at December 31, 2003 and 2002, respectively. Consumer loans include automobile loans and other consumer type credit not secured by real estate.

INVESTMENT ACTIVITIES

         At December 31, 2003 and 2002, QNB Corp.'s investment portfolio, on a consolidated aggregate basis, was $276,453,000 and $244,477,000. The portfolio consisted primarily of United States government and federal agency obligations, mortgage-backed securities, collateralized mortgage obligations (CMO) and state and municipal securities. Subject to applicable limits, The Quakertown National Bank is also permitted to invest in corporate bonds and QNB Corp. is permitted to invest in equity securities. The Quakertown National Bank accounts for its investments based on Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Quakertown National Bank records investment securities available-for-sale at market value with the unrealized holding gains and losses, net of tax, excluded from earnings and reported as accumulated other comprehensive income, a separate component of shareholders' equity. The Quakertown National Bank records investment securities held-to-maturity at amortized cost. At December 31, 2003 and 2002, the balance of the available-for-sale portfolio was $264,441,000 and $214,741,000 and the balance of the held-to-maturity portfolio was $12,012,000 and $29,736,000, respectively.

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

With the sharp decline in interest rates during 2002 and 2003, the strategy changed slightly to invest in shorter average life and duration mortgage-backed securities and CMOs. These types of structures will provide cash flow to reinvest when rates go higher.

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

The Federal Deposit Insurance Corporation insures deposits of The Quakertown National Bank up to $100,000.

             BORROWINGS. The Quakertown National Bank is a member of the Federal Home Loan Bank of Pittsburgh. As a member, The Quakertown National Bank may obtain advances from the Federal Home Loan Bank secured by otherwise unencumbered qualifying assets including 1-4 family residential mortgage loans and United States government agency notes, bonds and mortgage-backed securities. The Quakertown National Bank pledges its Federal Home Loan Bank stock to secure these advances. Advances are made under several different credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to expand lending and investment activities. At December 31, 2003, The Quakertown National Bank had $55,000,000 in outstanding advances. In addition, The Quakertown National Bank has a $5,000,000 unsecured federal funds line granted by its correspondent bank.

COMPETITION

         The banking business is highly competitive, and the profitability of QNB Corp. depends principally upon The Quakertown National Bank's ability to compete in its market area. We face intense competition within our market both in making loans and attracting deposits. The Eastern Pennsylvania area has a high concentration of financial institutions including large money centers and regional banks, community banks, savings institutions and credit unions. Some of our competitors offer products and services that we currently do not offer, such as private banking. However, we have been able to compete effectively with other financial institutions by emphasizing technology and customer service, including local branch decision making on loans, the establishment of long-term customer relationships and customer loyalty, and products and services designed to address the specific needs of our customers.

         Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.

         Our success is dependent to a significant degree on economic conditions in Eastern Pennsylvania, especially Upper Bucks, Southern Lehigh and Northern Montgomery counties, which we define as our primary market. The banking industry is affected by general economic conditions including the effects of inflation, recession, unemployment, real estate values, trends in the national and global economics, and other factors beyond our control. An economic recession or a delayed recovery over a prolonged period of time in our market area could cause an increase in the level of the bank's non-performing assets and loan losses, thereby causing operating losses, impairing liquidity and eroding capital. We cannot assure you that further adverse changes in the local economy would not have a material adverse effect on QNB Corp.'s consolidated financial condition, results of operations, and cash flows.

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

SUPERVISION AND REGULATION

         QNB Corp. and its subsidiary, The Quakertown National Bank, operate in a heavily regulated environment. The general cost of compliance with numerous federal and state laws and regulations currently has, and in the future may have, a negative impact on the results of operations of QNB Corp. and The Quakertown National Bank. See page 34 of QNB Corp.'s 2003 Annual Report to Shareholders, incorporated herein by reference, which page is attached at
Exhibit 13.

         From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of QNB Corp. and The Quakertown National Bank. We cannot predict whether such legislation will be adopted or, if adopted, how such legislation would affect the business of QNB Corp. and The Quakertown National Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, QNB Corp.'s and The Quakertown National Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the cost of doing business. Except as specifically described below, management believes that the effect of the provisions of the following legislation on the liquidity, capital resources, and results of operations of QNB Corp. will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous federal and state laws and regulations does have, and in the future may have, a negative impact on QNB Corp.'s results of operations.

         Further, the business of QNB Corp. is also affected by the state of the financial services industry in general. As a result of legal and industry changes, management predicts that the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. Management believes that such consolidations and mergers may enhance its competitive position as a community bank.

         Federal and state banking laws contain numerous provisions affecting various aspects of the business and operations of QNB Corp. and The Quakertown National Bank. QNB Corp. is subject to, among others, the regulations of the Securities and Exchange Commission and the Federal Reserve Board and The Quakertown National Bank is subject to, among others, the regulations of the Officer of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The following descriptions of and references to applicable statutes and regulations are not intended to be complete descriptions of these provisions or their effects on QNB Corp. or The Quakertown National Bank; they are summaries only and are qualified in their entirety by reference to such statutes and regulations.

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

         RISK-BASED CAPITAL. The Federal Reserve Board, the FDIC and the Comptroller of the Currency have issued certain risk-based capital guidelines, which supplement existing capital requirements. See page 31 of QNB Corp.'s 2003 Annual Report to Shareholders for information concerning QNB Corp.'s capital ratios, incorporated here by reference, which page is included at Exhibit 13.

HOLDING COMPANY REGULATION

         As a registered holding company under the Bank Holding Company Act, QNB Corp. is regulated by the Federal Reserve Board. QNB Corp., as a Pennsylvania business corporation, is also subject to the provisions of Section 115 of the Pennsylvania Banking Code of 1965.

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

         The Bank Holding Company Act restricts QNB Corp. from engaging in activities that the Federal Reserve has found:

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

         The Office of the Comptroller of the Currency regulates all areas of a national bank's commercial banking operations including loans, mergers, establishment of branches and other aspects of operations. The Office of the Comptroller of the Currency also regulates the level of dividends which can be declared. For more information, see page 53 of QNB Corp.'s 2003 Annual Report to Shareholders, "Notes to Consolidated Financial Statements-Note 20-Regulatory Restrictions," incorporated herein by reference, which page is included at
Exhibit 13.

         The Quakertown National Bank is also regulated by the Federal Reserve System and the Federal Deposit Insurance Corporation. The major function of the Federal Deposit Insurance Corporation with respect to insured member banks is to pay depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors.

         Federal Deposit Insurance Corporation insured banks are subject to certain Federal Deposit Insurance Corporation requirements designed to maintain the safety and soundness of individual banks and the banking system. In addition, the Federal Deposit Insurance Corporation along with the Comptroller of the Currency and the Federal Reserve Board has adopted regulations which define and set the minimum requirements for capital adequacy based on risk. See pages 31 of QNB Corp's 2003 Annual Report to Shareholders, "Management's Discussion and Analysis-Capital Adequacy," incorporated by reference herein, which pages are included at Exhibit 13. The Federal Reserve Board, the Federal Deposit Insurance Corporation and federal and state law extensively regulate other various aspects of the banking business, including, but not limited to, permissible types and amounts of loans, investments and other activities, branching, interest rates on loans and the safety and soundness of banking practices.

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

FEDERAL RESERVE BOARD REQUIREMENTS

         Regulation D of the Federal Reserve Board imposes reserve requirements on all depository institutions, including The Quakertown National Bank, that maintain transaction accounts or non-personal time and savings accounts. These reserves may be in the form of cash or non-interest bearing deposits with the Philadelphia Federal Reserve Bank. Under current Regulation D, The Quakertown National Bank must establish reserves equal to 3.0% of the first $42.1 million of net transaction accounts and 10.0% of the remainder. The reserve requirement on non-personal savings and time deposits is 0.0%. Demand balances due from depository institutions in the United States are used as a deduction against the reserve. At December 31, 2003, The Quakertown National Bank met applicable Federal Reserve Board reserve requirements.

RECENT LEGISLATION

         Transactions between The Quakertown National Bank and its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An "affiliate" of a bank or savings institution is any company or entity that controls, is controlled by, or is under common control with the bank or savings institution.

Generally, a subsidiary of a depository institution that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B. Sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms that are consistent with safe and sound banking practices.

         On October 31, 2002, the Federal Reserve adopted a new regulation, Regulation W, effective April 1, 2003, that comprehensively amends Sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of non-banking activities engaged in by bank and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act ("GLB Act").

         Under the GLB Act, all financial institutions, including QNB Corp. and The Quakertown National Bank, are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect customer data from unauthorized access.

         Under Title III of the USA PATRIOT Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including QNB Corp and The Quakertown National Bank, are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. Additional information-sharing among financial institutions, regulators, and law enforcement authorities is encouraged by the presence of an exemption from the privacy provisions of the GLB Act for financial institutions that comply with this provision and the authorization of the Secretary of the Treasury to adopt rules to further encourage cooperation and information-sharing. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to The Quakertown National Bank.

         The Sarbanes-Oxley Act, signed into law July 30, 2002, addresses, among other issues, corporate governance, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information. The SEC and NASD have adopted numerous implementing rules that affect QNB Corp. The changes are intended to allow shareholders to monitor more effectively the performance of companies and management.

         The above is intended to be a brief summary of the regulatory environment in which QNB Corp. and The Quakertown National Bank operate and is not designed to be a complete discussion of all statutes and regulations affecting such operations, including those statutes and regulations specifically mentioned herein. Changes in the laws and regulations applicable to QNB Corp. and The Quakertown National Bank can affect the operating environment in substantial and unpredictable ways. We cannot accurately predict whether legislation will ultimately be enacted, and if enacted, the ultimate effect that it or implementing regulations would have on our financial condition or results of operations. While banking regulations are material to the operations of QNB Corp. and The Quakertown National Bank, it should be noted that supervision, regulation, and examination of the company and the bank are intended primarily for the protection of depositors, not shareholders.

ADDITIONAL INFORMATION

         QNB Corp.'s principal executive offices are located at 15 North Third Street, Quakertown, Pennsylvania 18951. Its telephone number is (215) 538-5600.

         This annual report, including the exhibits and schedules filed as part of the annual report on Form 10-K, may be inspected at the public reference facility maintained by the Securities and Exchange Commission ("SEC") at its public reference room at 450 Fifth Street, NW, Washington, DC 20549 and copies of all or any part thereof may be obtained from that office upon payment of the prescribed fees. You may call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room and you can request copies of the documents upon payment of a duplicating fee, by writing to the SEC. In addition, the SEC maintains a website that contains reports, proxy and information statements and other information regarding registrants, including QNB Corp., that file electronically with the SEC which can be assessed at www.sec.gov.

         QNB Corp. also makes its periodic and current reports available, free of charge, on its website, www.qnb.com., as soon as reasonable practicable after such material is electronically filed with the SEC. Information available on our website is not a part of, and should not be incorporated into, this annual report on Form 10-K.

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

The following table details The Quakertown National Bank's properties:

Location

Quakertown, Pa.          -   Main Office                   Owned
                             15 North Third Street
Quakertown, Pa.          -   Towne Bank Center             Owned
                             320 West Broad Street
Quakertown, Pa.          -   Computer Center               Owned
                         -   121 West Broad Street
Quakertown, Pa.          -   Country Square Office         Leased
                             240 South West End Boulevard
Dublin, Pa.              -   Dublin Branch                 Leased
                             161 North Main Street
Pennsburg, Pa.           -   Pennsburg Square Branch       Leased
                             410-420 Pottstown Ave
Coopersburg, Pa.         -   Coopersburg Branch            Owned
                             51 South Third Street
Perkasie, Pa.            -   Perkasie Branch               Owned
                             607 Chestnut Street

Hilltown Township, Pa.   -   Souderton Branch              Leased
                             750 Route 113

         In management's opinion, these properties are in good condition and are adequate for QNB Corp.'s purposes.

ITEM 3.  LEGAL PROCEEDINGS

         Management, after consulting with legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of QNB Corp. There are no proceedings pending other than ordinary routine litigation incident to the business of QNB Corp. and its subsidiary, The Quakertown National Bank. In addition, no material proceedings are known to be contemplated by governmental authorities against QNB Corp. or The Quakertown National Bank or any of their properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         QNB Corp. had 715 shareholders of record as of March 18, 2004; however, QNB Corp. believes, based on the number of annual reports and proxy statements requested by nominee holders of QNB Corp.'s Common Stock, that the number of beneficial holders exceeds 980. See Page 55 of the 2003 Annual Report to Shareholders, "Corporate Information-Stock Information" and page 53 of the 2003 Annual Report to Shareholders, "Notes to Consolidated Financial Statements-Note 20-Regulatory Restrictions," incorporated herein by reference, which pages are attached at Exhibit 13.

ITEM 6.  SELECTED FINANCIAL AND OTHER DATA

         The information required by Item 6 is incorporated by reference to the information appearing under the caption "Selected Financial and Other Data" on page 35 of the 2003 Annual Report to Shareholders, incorporated herein by reference, which page is attached at Exhibit 13.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The information required by Item 7 is incorporated by reference to the information appearing under the caption "Management's Discussion and Analysis" on pages 8 to 35 of the 2003 Annual Report to Shareholders, incorporated herein by reference, which pages are attached at Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by Item 7A is incorporated by reference to the information appearing under the caption "Interest Rate Sensitivity" on pages 32 to 34 of the 2003 Annual Report to Shareholders, which pages are attached at
Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 8 and the auditor's report are incorporated by reference to pages 36 to 55 of the 2003 Annual Report to Shareholders, which pages are attached at Exhibit 13.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated by reference to information appearing in QNB Corp.'s definitive proxy statement to be used in connection with the 2004 Annual Meeting of Shareholders under the captions

    o "Election of Directors", pages 6-7
    o "Governance of the Company", page 8
    o "Meetings and Committees of the Board of Directors of QNB and the Bank", pages 8-10
    o "Executive Officers of QNB and/or the Bank", page 19 which pages are incorporated herein by reference.

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

         Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Form 5s were required for those persons. QNB Corp. believes that during the period January 1, 2003 through December 31, 2003, its officers and directors were in compliance with all filing requirements applicable to them, except for G. Arden Link, who filed one form late reporting one transaction.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference to the information appearing in QNB Corp.'s definitive proxy statement to be used in connection with the 2004 Annual Meeting of Shareholders under the captions

     o "Compensation of the Board of Directors", page 10
     o "Executive Compensation", page 12-14
     o "Compensation Committee Interlocks and Insider Participation", page
       17
     o "Stock Performance Graph", page 18
which pages are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by Item 12 is incorporated by reference to the information appearing in QNB Corp.'s definitive proxy statement to be used in connection with the 2004 Annual Meeting of Shareholders under the captions

     o "Security Ownership of Management", pages 3-5
     o "Equity Compensation Plan Information", page 15 which pages are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         The information required by Item 13 is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Party Transactions" in QNB Corp.'s definitive proxy statement to be used in connection with the 2004 Annual Meeting of Shareholders, on pages 19-20, which pages are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by Item 14 is incorporated by reference to the information appearing in QNB Corp.'s definitive proxy statement to be used in connection with the 2004 Annual Meeting of Shareholders under the captions

         o "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors", page 11
         o "Audit Fees, Audit Related Fees, Tax Fees, and All Other Fees", page 12 which pages are incorporated herein by reference.

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

           3(ii)- Bylaws of Registrant, as amended.

           10.1- Employment Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.1 of Registrant's Form 10-K filed with the Commission on March 31, 1999 and amended on April 3, 2002 on Form 8-K filed with the Commission on April 11, 2002.)

           10.2- Salary Continuation Agreement between the Registrant and Thomas J. Bisko.

           10.3- QNB Corp. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-91201 on Form S-8, filed with the Commission on November 18, 1999.)

           10.4- The Quakertown National Bank Retirement Savings Plan. (Incorporated by reference to Exhibit 10.4 of Registrants Form 10-Q filed with the Commission on August 14, 2003.)

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

           11- Statement re: Computation of Earnings per Share. (Incorporated by Reference to page 43 of the 2003 Annual Report to Shareholders, "Notes to Consolidated Financial Statements- Note 2-Earnings Per Share," which is included herein at Exhibit 13.)

           12- Statement re: Computation of Ratios. (Incorporated by Reference to page 7 of the 2003 Annual Report to Shareholders, which is included herein at Exhibit 13.)

           13-    Excerpts from the 2003 Annual Report to Shareholders.

           14-    Registrant's Code of Ethics.

           21-    Subsidiaries of the Registrant.

           23-    Consent of KPMG LLP.

           31.1-  Rule 13a-14(a)/15d-14(a) Certification of the CEO.

           31.2-  Rule 13a-14(a)/15d-14(a) Certification of the CFO.

           32.1-  ss.1350 Certification of Principal Executive Officer.

           32.2-  ss.1350 Certification of Principal Financial Officer.

      (b) Reports on Form 8-K

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

                                                QNB Corp.
         March 30, 2004
                                                BY:/s/ Thomas J. Bisko
                                                   -----------------------------
                                                   Thomas J. Bisko
                                                   President and
                                                   Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Bisko
------------------------          President, Chief Executive      March 30, 2004
    Thomas J. Bisko               Officer and Director

/s/ Robert C. Werner
------------------------          Vice President                  March 30, 2004
    Robert C. Werner

/s/ Bret H. Krevolin
------------------------          Chief Financial Officer         March 30, 2004
    Bret H. Krevolin              and Principal Accounting
                                  Officer

/s/   Norman L. Baringer
------------------------          Director                        March 30, 2004
    Norman L. Baringer

/s/ Kenneth F. Brown  Jr.
------------------------          Director                        March 30, 2004
  Kenneth F. Brown  Jr

/s/  Dennis Helf
------------------------          Director, Chairman              March 30, 2004
      Dennis Helf

/s/ G. Arden Link
------------------------          Director                        March 30, 2004
    G. Arden Link

/s/ Charles M. Meredith, III
-----------------------------     Director                        March 30, 2004
Charles M. Meredith, III

/s/ Gary S. Parzych
------------------------          Director                        March 30, 2004
   Gary S. Parzych

/s/ Henry L. Rosenberger
------------------------          Director                        March 30, 2004
  Henry L. Rosenberger

/s/  Edgar L. Stauffer
------------------------          Director                        March 30, 2004
   Edgar L. Stauffer

                                    QNB CORP.

                                    FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 2003

                                  EXHIBIT INDEX




      Exhibit

         3(i)-    Articles of Incorporation of Registrant, as amended.

         3(ii)-   Bylaws of Registrant, as amended.

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

         10.4- The Quakertown National Bank Retirement Savings Plan. (Incorporated by reference to Exhibit 10.4 of Registrants Form 10-Q filed with the Commission on August 14, 2003)

         10.5- Change of Control Agreement between Registrant and Robert C. Werner. (Incorporated by reference to Exhibit 10.7 of Registrant's Form 10-Q filed with the Commission on November 13, 2000.)

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

         11- Statement re: Computation of Earnings per Share. (Incorporated by Reference to page 43 of the 2003 Annual Report, "Notes to Consolidated Financial Statements-
                  Note 2-Earnings Per Share," which is included herein at
                  Exhibit 13.)

         12- Statement re: Computation of Ratios. (Incorporated by Reference to page 7 of the 2003 Annual Report to Shareholders, which is included herein at Exhibit 13.)

         13-      Excerpts from the 2003 Annual Report to Shareholders.

         14-      Registrant's Code of Ethics.

         21-      Subsidiaries of the Registrant.

         23-      Consent of KPMG LLP.

         31.1-    Rule 13a-14(a)/15d-14(a) Certification of the CEO.

         31.2-    Rule 13a-14(a)/15d-14(a) Certification of the CFO.

         32.1-    ss.1350 Certification of Principal Executive Officer.

         32.2-    ss.1350 Certification of Principal Financial Officer.