Form 10-Q
period 2004-03-31
QNB CORP
filed 2004-05-17
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                                         FORM 10-Q

(Mark One)
  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March, 31, 2004
                              -------------------------------------------------

                                                            OR
  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    --------------------



                         Commission file number 0-17706
                    -----------------------------------------


                                    QNB Corp.
             (Exact Name of Registrant as Specified in Its Charter)


 Pennsylvania                                                   23-2318082
--------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation               (I.R.S. Employer
 or Organization)                                            Identification No.)

15 North Third Street, Quakertown, PA                                18951-9005
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's Telephone Number, Including Area Code            (215)538-5600
                                                   ----------------------------


                                 Not Applicable
--------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes |X| No____


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes____ No |X|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                      Outstanding at May 14, 2004
Common Stock, par value $.625                                3,095,379

                            QNB CORP. AND SUBSIDIARY

                                                      FORM 10-Q

                                            QUARTER ENDED MARCH 31, 2004


                                                        INDEX


                                    PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS (Unaudited)                                                         PAGE

                  Consolidated Statements of Income for Three
                           Months Ended March 31, 2004 and 2003...............................................1

                  Consolidated Balance Sheets at March 31, 2004
                           and December 31, 2003..............................................................2

                  Consolidated Statements of Cash Flows for Three
                           Months Ended March 31, 2004 and 2003...............................................3

                  Notes to Consolidated Financial Statements..................................................4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION.....................................................9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                       MARKET RISK...........................................................................26

ITEM 4.  CONTROLS AND PROCEDURES.............................................................................26

                                    PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...................................................................................27

ITEM 2.  CHANGES IN SECURITIES...............................................................................27

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................................................27

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS..............................................27

ITEM 5.  OTHER INFORMATION...................................................................................27

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................................................27

SIGNATURES

CERTIFICATIONS

QNB Corp & Subsidiary
CONSOLIDATED STATEMENTS OF INCOME


                                                                                                   (in thousands, except share data)
                                                                                                              (unaudited)

------------------------------------------------------------------------------------------------------------------------------------
     Three Months Ended March 31,                                                                                 2004         2003
------------------------------------------------------------------------------------------------------------------------------------
     Interest Income
     Interest and fees on loans...........................................................................     $ 3,440      $ 3,622
     Interest and dividends on investment securities:
         Taxable..........................................................................................       2,217        2,191
         Tax-exempt.......................................................................................         549          542
     Interest on Federal funds sold.......................................................................          21           36
     Interest on interest-bearing balances................................................................           1            1
------------------------------------------------------------------------------------------------------------------------------------
              Total interest income.......................................................................       6,228        6,392
------------------------------------------------------------------------------------------------------------------------------------
     Interest Expense
     Interest on deposits
         Interest-bearing demand accounts.................................................................         150          115
         Money market accounts............................................................................          61           87
         Savings..........................................................................................          52          108
         Time ............................................................................................         996        1,165
         Time over $100,000...............................................................................         212          289
     Interest on short-term borrowings....................................................................          22           29
     Interest on Federal Home Loan Bank advances..........................................................         718          712
------------------------------------------------------------------------------------------------------------------------------------
              Total interest expense......................................................................       2,211        2,505
------------------------------------------------------------------------------------------------------------------------------------
              Net interest income.........................................................................       4,017        3,887
     Provision for loan losses............................................................................           -            -
------------------------------------------------------------------------------------------------------------------------------------
              Net interest income after provision for loan losses.........................................       4,017        3,887
------------------------------------------------------------------------------------------------------------------------------------
     Non-Interest Income
     Fees for services to customers.......................................................................         446          414
     ATM and debit card income............................................................................         128          131
     Income on cash surrender value of insurance..........................................................          68           77
     Mortgage servicing (loss) income.....................................................................          (6)         (59)
     Net gain on investment securities available-for-sale.................................................         479          155
     Net gain on sale of loans............................................................................         100          361
     Other operating income...............................................................................         155          159
------------------------------------------------------------------------------------------------------------------------------------
              Total non-interest income...................................................................       1,370        1,238
------------------------------------------------------------------------------------------------------------------------------------
     Non-Interest Expense
     Salaries and employee benefits.......................................................................       1,833        1,809
     Net occupancy expense................................................................................         238          215
     Furniture and equipment expense......................................................................         243          270
     Marketing expense....................................................................................         107          100
     Third party services.................................................................................         155          190
     Telephone, postage and supplies expense..............................................................         116          137
     State taxes..........................................................................................         112           83
     Other expense........................................................................................         365          334
------------------------------------------------------------------------------------------------------------------------------------
              Total non-interest expense..................................................................       3,169        3,138
------------------------------------------------------------------------------------------------------------------------------------
         Income before income taxes  .....................................................................       2,218        1,987
     Provision for income taxes...........................................................................         496          456
------------------------------------------------------------------------------------------------------------------------------------
         Net Income.......................................................................................     $ 1,722      $ 1,531
------------------------------------------------------------------------------------------------------------------------------------
         Net Income Per Share - Basic.....................................................................     $   .56      $   .50
------------------------------------------------------------------------------------------------------------------------------------
         Net Income Per Share - Diluted...................................................................     $   .54      $   .49
------------------------------------------------------------------------------------------------------------------------------------
         Cash Dividends Per Share.........................................................................     $  .185      $  .165
------------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the unaudited consolidated financial statements.


QNB Corp & Subsidiary
CONSOLIDATED BALANCE SHEETS

                                                                                                                  (in thousands)
                                                                                                                    (unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          March 31,    December 31,
                                                                                                               2004            2003
------------------------------------------------------------------------------------------------------------------------------------

Assets
Cash and due from banks.................................................................................  $  18,705       $  21,534
Federal funds sold......................................................................................     10,859           4,532
------------------------------------------------------------------------------------------------------------------------------------
         Total cash and cash equivalents................................................................     29,564          26,066

Investment securities
     Available-for-sale (cost $246,271and $260,894).....................................................    251,800         264,441
     Held-to-maturity (market value $9,979 and $12,334).................................................      9,664          12,012
Loans held-for-sale.....................................................................................        213           1,439
Total loans, net of unearned income of $76 and $153    .................................................    234,911         232,127
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses...............................................................................     (2,919)         (2,929)
------------------------------------------------------------------------------------------------------------------------------------
         Net loans......................................................................................    231,992         229,198
Cash surrender value of insurance.......................................................................      7,656           7,585
Premises and equipment, net.............................................................................      5,088           5,090
Accrued interest receivable ............................................................................      2,282           2,823
Other assets............................................................................................      2,381           2,177
------------------------------------------------------------------------------------------------------------------------------------
Total assets............................................................................................  $ 540,640       $ 550,831
------------------------------------------------------------------------------------------------------------------------------------

Liabilities
Deposits
     Demand, non-interest-bearing.......................................................................  $  51,880       $  50,468
     Interest-bearing demand accounts...................................................................     93,864         107,648
     Money market accounts..............................................................................     34,280          38,373
     Savings............................................................................................     54,747          52,008
     Time...............................................................................................    153,424         151,304
------------------------------------------------------------------------------------------------------------------------------------
     Time over $100,000.................................................................................     38,039          38,838
------------------------------------------------------------------------------------------------------------------------------------
         Total deposits.................................................................................    426,234         438,639
Short-term borrowings...................................................................................      9,714          10,416
Federal Home Loan Bank advances.........................................................................     55,000          55,000
Accrued interest payable................................................................................      1,189           1,285
Other liabilities.......................................................................................      2,605           2,051
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities.......................................................................................    494,742         507,391
------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' Equity
Common stock, par value $.625 per share;
     authorized 10,000,000 shares; 3,202,065 shares issued;
     3,095,379 shares outstanding.......................................................................      2,001           2,001
Surplus  ...............................................................................................      8,933           8,933
Retained earnings.......................................................................................     32,808          31,659
Accumulated other comprehensive gain, net...............................................................      3,650           2,341
Treasury stock, at cost; 106,686 shares ................................................................     (1,494)         (1,494)
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity..............................................................................     45,898          43,440
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity..............................................................  $ 540,640       $ 550,831
------------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp & Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                    (in thousands)
                                                                                                                      (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
     Three Months Ended March 31,                                                                                  2004        2003
------------------------------------------------------------------------------------------------------------------------------------

     Operating Activities
       Net income.........................................................................................     $  1,722     $ 1,531
       Adjustments to reconcile net income to net cash provided by operating activities
         Depreciation and amortization....................................................................          189         207

         Securities gains  ...............................................................................         (479)       (155)

         Net gain on sale of loans........................................................................         (100)       (361)
         Proceeds from sales of residential mortgages.....................................................        3,923       9,908
         Originations of residential mortgages held-for-sale..............................................       (2,678)     (8,064)
         Proceeds from sales of student loans.............................................................            -         262

         Originations of student loans....................................................................            -        (160)
         Income on cash surrender value of insurance......................................................          (68)        (77)
         Life insurance proceeds/premiums, net............................................................           (3)         (4)
         Deferred income tax provision....................................................................          107          23

         Change in income taxes payable...................................................................          377         421

         Net decrease in interest receivable..............................................................          541         274
         Net amortization of premiums and discounts.......................................................          303         432
         Net (decrease) increase in interest payable......................................................          (96)         21

         Increase in other assets ........................................................................         (434)       (435)
         (Decrease) increase in other liabilities.........................................................         (415)        105
------------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities........................................................        2,889       3,928
------------------------------------------------------------------------------------------------------------------------------------
     Investing Activities
       Proceeds from maturities and calls of investment securities
         available-for-sale...............................................................................       25,154      25,342
         held-to-maturity.................................................................................        2,349       6,791
       Proceeds from sales of investment securities
         available-for-sale...............................................................................       17,954      18,643
         Purchase of investment securities
         available-for-sale...............................................................................      (28,239)    (48,944)
       Net increase in loans..............................................................................       (2,742)    (14,618)
       Net purchases of premises and equipment............................................................         (187)       (153)
------------------------------------------------------------------------------------------------------------------------------------
         Net cash provided (used) by investing activities.................................................       14,289     (12,939)
------------------------------------------------------------------------------------------------------------------------------------
     Financing Activities
       Net increase in non-interest-bearing deposits......................................................        1,412       5,925
       Net (decrease) increase in interest-bearing non-maturity deposits..................................      (15,138)      7,735
       Net increase in time deposits......................................................................        1,321       7,757
       Net decrease in short-term borrowings..............................................................         (702)     (7,850)
       Cash dividends paid................................................................................         (573)       (510)
       Proceeds from issuance of common stock.............................................................            -          56
------------------------------------------------------------------------------------------------------------------------------------
         Net cash (used) provided by financing activites..................................................      (13,680)     13,113
-----------------------------------------------------------------------------------------------------------------------------------
         Increase in cash and cash equivalents............................................................        3,498       4,102
------------------------------------------------------------------------------------------------------------------------------------
         Cash and cash equivalents at beginning of year...................................................       26,066      27,477
------------------------------------------------------------------------------------------------------------------------------------
         Cash and cash equivalents at end of period.......................................................     $ 29,564     $31,579
------------------------------------------------------------------------------------------------------------------------------------
     Supplemental Cash Flow Disclosures
       Interest paid......................................................................................     $  2,307     $ 2,484
       Income taxes paid..................................................................................          150           -
       Non-Cash Transactions
         Change in net unrealized holding gains, net of taxes, on investment securities...................        1,309         (39)

     The accompanying notes are an integral part of the unaudited consolidated financial statements.


                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 March 31, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (Unaudited)


1. REPORTING AND ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of QNB Corp. and its wholly owned subsidiary, The Quakertown National Bank, (QNB). All significant intercompany accounts and transactions are eliminated in the consolidated statements.

The consolidated balance sheet as of March 31, 2004, as well as the respective statements of income and cash flows for the three-month period ended March 31, 2004 and 2003, are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in QNB's 2003 Annual Report incorporated in the Form 10-K.

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

STOCK SPLIT

On August 19, 2003 the Board of Directors authorized a two-for-one split of the Company's common stock, affected by a distribution on October 14, 2003 of one share for each one share held of record at the close of business on September 30, 2003. All earnings per share and common stock information is presented as if the stock split occurred prior to the earliest year included in these financial statements.

STOCK BASED COMPENSATION

At March 31, 2004, QNB has a stock-based employee compensation plan that is accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The "fair value" approach under SFAS No. 123, Accounting for Stock-Based Compensation, takes into account the time value of the option and will generally result in compensation expense being recorded. Each year since the inception of SFAS No. 123, QNB has disclosed, in the notes to the financial statements contained in its annual report to shareholders, what the earnings impact would have been had QNB elected the "fair value" approach under SFAS No. 123. Such disclosure is now required on a quarterly basis in accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 March 31, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (Unaudited)

The following table illustrates the effect of net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation.


                                                                                     For the Three Months
                                                                                        Ended March 31,
                                                                                        2004             2003
                                                                                        ----             ----
Net income, as reported                                                                $1,722          $1,531
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects                                        18              26

Pro forma net income                                                                   $1,704          $1,505

Earnings per share
   Basic - as reported                                                                   $.56
                                                                                         $.50

   Basic - pro forma                                                                     $.55            $.49

   Diluted - as reported                                                                 $.54            $.49

   Diluted - pro forma                                                                   $.54            $.48


2. PER SHARE DATA

The following sets forth the computation of basic and diluted earnings per share (share and per share data are not in thousands):

                                                        For the Three Months
                                                         Ended March 31,
                                                           2004           2003
                                                           ----           ----

Numerator for basic and diluted earnings                 $1,722         $1,531
per share-net income

Denominator for basic earnings per share-             3,095,379      3,086,862
weighted average shares outstanding

Effect of dilutive securities-employee                   84,549         37,050
stock options

Denominator for diluted earnings per                  3,179,928      3,123,912
share- adjusted weighted average
shares outstanding

Earnings per share-basic                                   $.56           $.50
Earnings per share-diluted                                 $.54           $.49

There were no stock options that were anti-dilutive for either three-month period ended March 31, 2004 or 2003.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (Unaudited)


3. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business entity during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the periods ended March 31, 2004 and 2003 (net of the income tax effect):

                                                                                      For the Three Months
                                                                                        Ended March 31,
                                                                                        2004           2003
                                                                                        ----           ----
Unrealized   holding  gains  arising  during  the
period on securities held                                                            $1,625             $63

Reclassification adjustment for sold securities
                                                                                       (316)           (102)

Net change in unrealized gains during the period
                                                                                      1,309             (39)

Unrealized holding gains, beginning of period
                                                                                      2,341           3,603
                                                                                      -----           -----

Unrealized holding gains, end of period                                              $3,650          $3,564
                                                                                     ======          ======

Net income                                                                           $1,722          $1,531
Other comprehensive income, net  of tax:

Unrealized holding gains (losses) arising during
the period                                                                            1,309           (39)
                                                                                      -----           ----

Comprehensive Income                                                                 $3,031          $1,492
                                                                                     ======          ======

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (Unaudited)

4. LOANS

The following table presents Loans by category as of March 31, 2004 and December 31, 2003:

                                                  March 31,         December 31,
                                                    2004             2003
Commercial and industrial                          $52,051               $47,196
Agricultural                                            12                    14
Construction                                         7,728                 9,056
Real estate-commercial                              85,966                86,707
Real estate-residential                             83,877                83,703
Consumer                                             5,353                 5,604
                                                     -----                 -----
Total loans                                        234,987               232,280
Less unearned income                                    76                   153
                                                        --                   ---
Total loans net of unearned income                $234,911              $232,127
                                                  ========              ========


5. INTANGIBLE ASSETS

The following table presents Intangible Asset information as of March 31, 2004:

------------------------------------ ----------------------- ------------------------- ----------------------
Amortized Intangible Assets              Gross Carrying            Accumulated             Net Carrying
                                             Amount                Amortization               Amount
------------------------------------ ----------------------- ------------------------- ----------------------
------------------------------------ ----------------------- ------------------------- ----------------------
Purchased deposit premium                              $511                      $328                   $183
------------------------------------ ----------------------- ------------------------- ----------------------
------------------------------------ ----------------------- ------------------------- ----------------------
Mortgage servicing asset                                740                       187                    553
------------------------------------ ----------------------- ------------------------- ----------------------
------------------------------------ ----------------------- ------------------------- ----------------------
  Total                                              $1,251                      $515                   $736
------------------------------------ ----------------------- ------------------------- ----------------------

The following table presents Intangible Asset information as of December 31, 2003:

------------------------------------ ----------------------- ------------------------- ----------------------
Amortized Intangible Assets              Gross Carrying            Accumulated             Net Carrying
                                             Amount                Amortization               Amount
------------------------------------ ----------------------- ------------------------- ----------------------
------------------------------------ ----------------------- ------------------------- ----------------------
Purchased deposit premium                              $511                      $315                   $196
------------------------------------ ----------------------- ------------------------- ----------------------
------------------------------------ ----------------------- ------------------------- ----------------------
Mortgage servicing asset                                741                       159                    582
------------------------------------ ----------------------- ------------------------- ----------------------
------------------------------------ ----------------------- ------------------------- ----------------------
  Total                                              $1,252                      $474                   $778
------------------------------------ ----------------------- ------------------------- ----------------------

Aggregate Amortization Expense

For the Three Months ended March 31, 2004     $71

Estimated Amortization Expense

For the Year Ended 12/31/04                $209
For the Year Ended 12/31/05                 168
For the Year Ended 12/31/06                 143
For the Year Ended 12/31/07                 113
For the Year Ended 12/31/08                  54

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (Unaudited)

6. RECENT ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation

On March 31, 2004, the FASB issued a proposed Statement, Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. QNB is currently evaluating this proposed statement and its effects on its results of operations.

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


RESULTS OF OPERATIONS

QNB reported net income for the first quarter of 2004 of $1,722,000 or $.54 per share on a diluted basis. This represents a 12.5 percent increase in net income when compared to the $1,531,000 or $.49 a diluted share reported for the first quarter of 2003.

Two important measures of profitability in the banking industry are an institution's return on average assets and return on average shareholders' equity. Return on average assets and return on average shareholders' equity were
1.28 percent and 16.64 percent, respectively, for the first quarter of 2004 compared with 1.24 percent and 16.38 percent for the first quarter of 2003.

Contributing to the results for the first quarter of 2004 compared with the first quarter of 2003 were the following:
    o $130,000 increase in net interest income resulting from a 7.7 percent increase in average earning assets offsetting a 19 basis point reduction in the net interest margin to 3.48 percent for the first quarter of 2004 from 3.67 percent for the first quarter of 2003.
    o Recognized $44,000 in interest during the first quarter of 2004 on the pay-off of two loans that had not been accruing interest. This recognition had an impact on the net interest margin of approximately 3 basis points
    o    Net interest margin increases in first quarter of 2004 compared to
         3.38 percent recorded during the fourth quarter of 2003.
    o 8.5 percent increase in average deposits centered in growth of interest- bearing demand accounts and savings accounts. Increase in interest-bearing demand accounts primarily a result of municipal and school district deposits.
    o    5.4 percent increase in average loans, primarily commercial.

    o    11.5 percent increase in average investment securities.
    o Continued low interest rate environment. However, interest rates off the lows seen during 2003 reducing the amount of mortgage refinance activity.
    o Gain on the sale of loans $100,000 in 2004 compared to $361,000 in 2003.
    o Gain on investment securities $479,000 in 2004 compared to $155,000 in 2003.

These items as well as others will be explained more thoroughly in the next sections.


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

Net interest income increased 3.3 percent to $4,017,000 for the quarter ended March 31, 2004 as compared to $3,887,000 for the quarter ended March 31, 2003. On a tax-equivalent basis, which allows for the comparison of tax-exempt loans and investments to taxable loans and investments, net interest income increased by 3.0 percent from $4,246,000 for the three months ended March 31, 2003 to $4,375,000 for the same period ended March 31, 2004. Included in net interest income in the first quarter of 2004 was $44,000 in interest recognized on the pay-off of two loans that had not been accruing interest. As has been the trend for the past three years, the ability to increase net interest income is a result of the tremendous growth in deposits and the investment of these deposits into profitable loans and investment securities. The increase in average deposits when comparing the first quarter of 2004 to the first quarter of 2003 primarily reflects the deposit growth achieved during 2003. This growth was once again aided by economic uncertainty, the conflict in Iraq and the threat of terrorism. Investors continued to look to the safety of bank deposits and the U.S. Government bond market. Also contributing to the growth in deposits during 2003, with an impact on first quarter of 2004 averages, was significant increases in deposits of local municipalities and school districts. The majority of the growth in these deposits is seasonal with a significant amount already withdrawn during the first quarter of 2004. It is anticipated that more of these deposits will likely be withdrawn during the second quarter of 2004 and then re-deposited at the end of the third quarter. These deposits were primarily invested in securities whose cash flow will closely match the anticipated run-off of the deposits.

Average deposits increased $33,535,000 or 8.5 percent when comparing the first quarters of 2004 and 2003. These deposits were used to fund the $11,881,000 or
5.4 percent increase in average loans and the $27,024,000 or 11.5 percent increase in average investment securities.

The historically low interest rate environment of the past three years continued during the first quarter of 2004. This long period of low interest rates has had the impact of lowering the yield on earning assets and the rate paid on interest-bearing liabilities, as loans, investment securities and time deposits either repriced at lower rates or were originated at lower interest rates. The yield on earning assets on a tax-equivalent basis was 5.25 percent for the first quarter of 2004 versus 5.84 percent for the first quarter of 2003, while the rate paid on interest-bearing liabilities was 2.00 percent and 2.45 percent for the same periods. The net interest margin, on a tax-equivalent basis, declined 19 basis points to 3.48 percent for the three-month period ended March 31,

2004 compared with 3.67 percent for the same period in 2003. Excluding the impact of the recognition of non-accrual income, the net interest margin for the first quarter of 2004 was 3.45 percent. The net interest margin for the three months ended March 31, 2004 represents an increase from the 3.38 percent reported for the fourth quarter of 2003.

The yield on loans decreased 71 basis points to 6.01 percent when comparing the first quarter of 2003 to the first quarter of 2004.The average prime rate when comparing the first quarter of 2003 to the first quarter of 2004 decreased 25 basis points, from 4.25 percent to 4.00 percent. While QNB was negatively impacted from the decline in prime rate, the overall yield on the loan portfolio did not decrease proportionately, since only a percentage of the loan portfolio re-prices immediately with changes in the prime rate. A greater contributor to the decline in yield on the loan portfolio was the impact of the refinancing of residential mortgage, home equity and commercial loans into lower yielding loans. The yield on the loan portfolio may continue to decline in 2004 as fixed rate loans are refinanced at lower rates, adjustable rate loans re-price down as they reach their reset date and new loans are booked at the current lower rates. In anticipation of rising rates during 2004, QNB, particularly with regard to commercial loans, has attempted to originate floating rate loans indexed to the prime rate. This should help increase the yield on the loan portfolio as interest rates increase.

When comparing the first quarter of 2004 to the first quarter of 2003, the yield on investment securities decreased 53 basis points to 4.72 percent from 5.25 percent. The decline in the yield from investment securities is a result of heavy cash flow from callable agency and municipal securities, mortgage-backed securities and collateralized mortgage obligations (CMOs) resulting from the low interest rate environment. These funds as well as new funds from deposit growth were reinvested in lower-yielding securities. QNB has attempted to manage the prepayment situation by selling out of certain faster paying CMOs and mortgage backed securities and purchasing lower coupon, lower premium mortgage backed securities and CMOs that will not pay as quickly should rates stay low or decline further. During the fourth quarter of 2003 and the first quarter of 2004, QNB entered into several transactions in an effort to reposition the portfolio in anticipation of rising rates during 2004. These transactions were performed in an effort to reduce extension risk on mortgage backed securities and CMO's should interest rates rise and also to increase the overall yield on the portfolio. The yield on the investment portfolio of 4.72 percent for the first quarter of 2004 represents an increase from the 4.56 percent yield achieved during the fourth quarter of 2003.

While total interest income on a tax-equivalent basis decreased $165,000 when comparing the first quarter of 2004 to the first quarter of 2003, total interest expense decreased $294,000. The rate paid on interest bearing deposits decreased from 2.05 percent to 1.56 for the quarters ended March 31, 2003 and 2004. The impact of lower rates on time deposits was the greatest contributor to the decline in total interest expense and the rate paid on interest bearing deposits. Total interest expense on time deposits decreased $246,000 when comparing the two quarters. The average rate paid on time deposits declined from
3.08 percent to 2.56 percent when comparing the two periods. Like fixed-rate loans, certificates of deposit reprice over time and therefore have less of an immediate impact on costs in either a rising or falling rate environment. However, given the extended period of low interest rates, most time deposits have already repriced lower and therefore the costs of time deposits will likely not decline much further. Average time deposits decreased $1,833,000 to $189,708,000 when comparing the first quarter of 2004 to the same period in 2003. A $3,007,000 increase in average time deposits with balances less than $100,000 partially offset a $4,840,000 decrease in average time deposits with balances of $100,000 or more.

Lower rates paid on money market accounts and savings accounts contributed to the $26,000 and $56,000 decrease in interest expense for these products. The average rate paid on money market accounts declined 30 basis points when comparing the first quarter of 2004 cost of .68 percent to the first quarter of 2003 cost of .98 percent. Contributing to the decline in the cost of money market accounts was the decline in the rate paid on the Treasury Select Money Market Account. This product is a variable rate account indexed to the monthly average of the 91-day Treasury bill based on balances in the account. The decline in the 91-day Treasury rate resulted in significantly lower rates on this product. In response to lower market rates of interest QNB lowered the rates paid on savings accounts. The average rate paid on savings accounts declined 53 basis points to .39 percent when comparing the first quarter of 2004 to the first quarter of 2003. When comparing the first quarter of 2004 to the first quarter of 2003 average money market accounts increased $224,000 while average savings accounts increased $6,017,000. The continued growth in savings deposits can be attributed to consumers looking for the relative safety of bank deposits despite the low interest rate environment. The challenge will be to retain these deposits as interest rates increase and confidence in the equity markets improves.

Interest expense on interest bearing demand accounts increased from $115,000 to $150,000, while the cost of these accounts decreased from .63 percent to .60 percent, when comparing the three-month periods ended March 31, 2003 and 2004. The average balance on these accounts increased from $74,421,000 to $100,239,000 when comparing the same two periods. As discussed previously, the majority of the growth in interest bearing demand deposits can be attributed to the successful development of relationships with several municipal organizations.

Management does not expect the cost of non-maturity interest-bearing deposits, which reprice immediately when their rates are changed, to decline significantly as they have reached levels where only minimal reduction in rates is possible. The more likely scenario is that rates on non-maturity deposits will begin to rise during 2004, as interest rates begin to increase as the economy improves.

Interest expense on short-term borrowing decreased from $29,000 for the first quarter of 2003 to $22,000 for the first quarter of 2003. Average short-term borrowings increased slightly from $9,532,000 to $10,681,000 when comparing the two periods, while the rate paid on short-term borrowings decreased from 1.23 percent for the first quarter of 2003 to .83 percent for the first quarter of 2004. Most of these borrowings are indexed with the Federal funds rate.


PROVISION FOR LOAN LOSSES

The provision for loan losses represents management's determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management's best estimate of the known and inherent losses in the existing loan portfolio. Actual loan losses, net of recoveries, serve to reduce the allowance.

The determination of an appropriate level of the allowance for loan losses is based upon an analysis of the risk inherent in QNB's loan portfolio. Management uses various tools to assess the adequacy of the allowance for loan losses. One tool is a model recommended by the Office of the Comptroller of the Currency. This model considers a number of relevant factors including: historical loan loss experience, the assigned risk rating of the credit, current and projected credit worthiness of the borrower, current value of the underlying collateral, levels of and trends in delinquencies and non-accrual loans, trends in volume and terms of loans, concentrations of credit, and national and local economic trends and conditions. This model is supplemented with another analysis that also incorporates exceptions to QNB's loan policy and QNB's portfolio exposure to borrowers with large dollar concentration. Other tools include ratio analysis and peer group analysis.

QNB's management determined no provision for loan losses was necessary for either three-month period ended March 31, 2004 or 2003 as charged off loans, non-performing assets and delinquent loans remained at low levels relative to the allowance for loan losses. QNB had net charge-offs of $10,000 and $5,000 during the first quarter of 2004 and 2003, respectively.

Non-performing assets (non-accruing loans, loans past due 90 days or more, other real estate owned and other repossessed assets) remained low amounting to .12 percent of total assets at both March 31, 2004 and 2003. This compares to .15 percent at December 31, 2003. Non-accrual loans were $562,000 and $579,000 at March 31, 2004 and 2003. Non-accrual loans at December 31, 2003 were $818,000. QNB did not have any other real estate owned as of March 31, 2004, December 31, 2003 or March 31, 2003. Repossessed assets were $5,000 at March 31, 2003. There were no repossessed assets as of December 31, 2003 or March 31, 2004.

There were no restructured loans as of March 31, 2004, December 31, 2003 or March 31, 2003 as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for loan losses was $2,919,000 and $2,929,000 at March 31, 2004 and December 31, 2003, respectively. The ratio of the allowance to total loans was 1.24 percent and 1.26 percent at the respective period end dates. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

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

At March 31, 2004 and 2003, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $560,000 and $552,000, respectively. No valuation allowance was necessary on these loans. Most of the loans identified as impaired are collateral-dependent.

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

NON-INTEREST INCOME

QNB, through its core banking business, generates various fees and service charges. Total non-interest income is composed of service charges on deposit accounts, ATM and debit card income, income on bank owned life insurance, mortgage servicing fees, gains or losses on the sale of investment securities, gains on the sale of residential mortgage loans, and other miscellaneous fee income. QNB reviews all service charges and fee schedules related to its products and services on an annual basis. Except for an increase to the overdraft fee effective March 1, 2004, QNB has not materially changed these fee schedules during 2003 or the first quarter of 2004.

Total non-interest income increased $132,000 or 10.7 percent to $1,370,000 for the quarter ended March 31, 2004 when compared to March 31, 2003. Excluding gains on the sale of investment securities and loans during both periods, non-interest income increased approximately $69,000 or 9.6 percent.

Fees for services to customers, the largest component of total non-interest income, is primarily comprised of service charges on deposit accounts. These fees increased 7.7 percent, to $446,000 from $414,000, when comparing the two quarters. The increase in the overdraft fee in March 2004, as well as an increase in the volume of overdrafts contributed to the $34,000 or 9.9 percent increase in overdraft income when comparing the three month periods ended March 31, 2004 and 2003.

Income on cash surrender value of insurance represents the earnings on life insurance policies in which the Bank is the beneficiary. The earnings on these policies were $68,000 and $77,000 for the three months ended March 31, 2004 and 2003, respectively. The insurance carriers reset the rates on these policies annually. The decline in income when comparing the two periods is a result of a lower earnings rate resulting from the lower interest rate environment.

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over the period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. Mortgage servicing fees for the three months ended March 31, 2004 and 2003 were losses of $6,000 and $59,000, respectively. Included in these amounts are $23,000 and $75,000 related to a valuation allowance for impairment. This impairment was a result of the historically high prepayment speeds on mortgages resulting from the record level of mortgage refinancing activity created by the low interest rate environment. Excluding the valuation allowance mortgage servicing income would have been $17,000 for the first quarter of 2004 compared to $16,000 for the first quarter of 2003.

Other results from the increase in mortgage refinancing activity are an increase in amortization expense and an increase in the amount of mortgages serviced. When a loan is paid off, the servicing asset related to that mortgage must be expensed. Amortization expense for the three-month periods ended March 31, 2004 and 2003 was $36,000 and $31,000, respectively. The average balance of mortgages serviced for others was $85,047,000 for the first quarter of 2004 compared to $74,876,000 for the first quarter of 2003, an increase of 13.6 percent. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

Net gains on the sale of investment securities were $479,000 for the first quarter of 2004. This compares to net gains of $155,000 for the same period in 2003. Of the gains recorded during the first quarter of 2004, $210,000 related to the sale of fixed income securities at the Bank, while $269,000 was a result of sales from the equity portfolio at the Corporation. During the first quarter QNB sold approximately $17,000,000 in securities in three transactions. The first transaction, was for liquidity purposes, and involved the sale of approximately $6,800,000 of the lowest coupon, slowest paying mortgage-backed securities whose average life would extend in a rising interest rate environment. The primary purpose of this transaction was to fund a short-term timing difference between the withdrawal of some municipal deposits and the anticipated call of the securities purchased to match these withdrawals. This transaction resulted in a gain of $25,000. The second transaction involved the sale of the three lowest yielding corporate bonds at a gain of $84,000. Since spreads on corporate bonds had tightened, management determined that there was better value in switching to the agency sector, thereby taking a gain, and reducing credit risk without sacrificing yield or extending duration significantly. The final transaction resulted in the sale of approximately $7,600,000 in low yielding callable agency bonds with high coupons that would likely be called in a short-time period. This transaction resulted in a gain of approximately $101,000.

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

QNB recorded a gain of $100,000 on the sale of loans during the first quarter of 2004. This compares to a $361,000 gain for the same period in 2003. The sale of residential mortgages accounts for the entire gain in 2004 and $356,000 of the gain in 2003. The sale of student loans accounts for $5,000 of the gain in 2003. QNB sold approximately $257,000 in student loans during the first quarter of 2003. Effective June 30, 2002 QNB terminated its agreement with the Student Loan Marketing Association (SLMA). QNB no longer originates student loans for sale but will be working on a referral basis instead. The remaining balance in the portfolio was sold during the second quarter of 2003.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. QNB originated $2,678,000 and $8,064,000 in mortgages held for sale during the first quarter of 2004 and 2003. Proceeds from the sale of residential mortgages were approximately $3,923,000 and $9,908,000 during the first quarter of 2004 and 2003. As of March 31, 2004 and 2003 QNB had approximately $213,000 and $2,227,000 in mortgage loans classified as held for sale. These loans are accounted for at lower of cost or market. The reduction in residential mortgage loan activity is a function of the up-tick in interest rates since their lows in 2003 and the resulting slowdown in mortgage refinancing activity.

Other operating income decreased $4,000 to $155,000 during the first quarter of 2003. Included in other operating income during the first quarter of 2003 was a $46,000 derivative gain on residential mortgage loans held for sale that have been committed but not settled. An $8,000 increase in merchant processing income, a $9,000 increase in retail brokerage income, a $10,000 increase in commission on the sale of checks to customers and a $9,000 refund of prior years sales tax payments helped offset the $46,000 derivative gain from 2003.

NON-INTEREST EXPENSE

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services and various other operating expenses. Total non-interest expense of $3,169,000 for the quarter ended March 31, 2004 represents an increase of $31,000 or 1.0 percent from levels reported in the first quarter of 2003.

Salaries and benefits, the largest component of non-interest expense, increased $24,000 or 1.3 percent to $1,833,000 for the quarter ended March 31, 2004 compared to the same quarter in 2003. Salary expense increased $32,000 or 2.2 percent during the period to $1,473,000 while benefits expense decreased $8,000 or 2.2 percent to $360,000. Included in salary expense for the three month periods ended March 31, 2004 and 2003 is an accrual of $100,000 and $145,000, respectively related to the incentive compensation plan. Merit increases and an increase in the number of employees contributed to the increase in salary expense. The number of full time-equivalent employees increased by two when comparing the first quarters of 2004 and 2003. QNB monitors, through the use of various surveys, the competitive salary information in its markets and makes adjustments where appropriate.

Net occupancy expense increased $23,000 to $238,000 while furniture and equipment expense decreased $27,000 to $243,000 when comparing the three-month periods ended March 31, 2004 and 2003, respectively. Higher utility costs and building maintenance costs contributed to the increase in net occupancy expense. An $18,000 decrease in depreciation and amortization expense and a $4,000 decrease in equipment maintenance costs contributed to the decline in furniture and equipment expense.

Marketing expense increased $7,000 to $107,000 for the quarter ended March 31, 2004. The increase in marketing expense is primarily a result of an increase in public relations expense including costs associated with a customer newsletter and an increase in contributions and sponsorships.

Third party services are comprised of professional services including legal, accounting and auditing and consulting services as well as fees paid to outside vendors for support services of day-to-day operations. These include Trust services, retail non-deposit services, correspondent banking services, investment security safekeeping and supply management services, to name a few. Third party services expense was $155,000 in the first quarter of 2004 compared to $190,000 for the first quarter of 2003. The use of an executive search firm to fill an open Trust officer position was the primary contributor to the higher third party service expense in 2003. Also contributing to the higher costs in 2003 were consulting and training costs related to the installation of an upgrade to the item processing system. Partially offsetting these items were higher internal and external auditing costs and costs associated with the outsourcing of the statement printing and mailing function which began in the second quarter of 2003.

Telephone, postage and supplies expense was $116,000 for the three months ended March 31, 2004 compared to $137,000 for the same period ended March 31, 2003. The outsourcing of the statement mail function mentioned above, contributed to the $23,000 decrease in postage expense.

The major components of other expense are regulatory costs, insurance costs, membership fees, courier expense, ATM and debit card expense, loan origination costs and directors fees. Other expense for the first quarter of 2004 was $365,000, an increase of $31,000 or 9.3 percent. Costs associated with originating loans, primarily fixed rate home equity and home equity lines of credit, were the primary contributor to the increase in other expense. These costs, associated with a promotion in which the bank was absorbing appraisal, title and credit reporting costs, increased $19,000 when comparing the two periods. Also contributing to the variance was a $9,000 increase in ATM and debit card expenses.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 2003 QNB's net deferred tax liability was $1,067,000. The primary components of deferred taxes are a deferred tax asset of $747,000 relating to the allowance for loan losses and a deferred tax liability of $1,880,000 resulting from the SFAS No.115 adjustment for available-for-sale investment securities. As of March 31, 2003 QNB's net deferred tax liability was $942,000. A deferred tax asset of $724,000 related to the allowance for loan losses was offset by a deferred tax liability of $1,836,000 resulting from the SFAS No. 115 adjustment for available-for-sale investment securities.

The realizability of deferred tax assets is dependent upon a variety of factors including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. A valuation allowance of $138,000 was established as of March 31, 2003 to offset a portion of the tax benefits associated with certain impaired securities that management believed may not be realizable. This valuation allowance was reversed during 2003 as a result of the ability to realize tax benefits associated with certain impaired securities, due to the increase in unrealized gains of certain equity securities. Based upon these and other factors, management believes it is more likely than not that QNB will realize the benefits of these remaining deferred tax assets. The net deferred tax liability is included in other liabilities on the consolidated balance sheet.

Applicable income taxes and effective tax rates were $496,000 or 22.4 percent for the three-month period ended March 31, 2003, and $456,000 or 22.9 percent for the same period in 2003. Applicable income taxes for the three-month period ended March 31, 2003 include $43,000 relating to income tax expense associated with additional valuation allowance required as described above. The effective tax rate without the valuation allowance would have been 20.8 percent. The higher rate of 22.4 percent in 2004 compared to the 20.8 percent in 2003 is a result of a decline in the proportion of tax-free loan and investment income and income from bank owned life insurance relative to pre-tax income.

BALANCE SHEET ANALYSIS

The Balance Sheet Analysis reviews average balance sheet data for the three months ended March 31, 2004 and 2003, as well as the period ended balances as of March 31, 2004 and December 31, 2003.

Average earning assets for the three-month period ended March 31, 2004 increased $35,923,000 or 7.7 percent to $504,964,000 from $469,041,000 for the quarter ended March 31, 2003. Average investments increased $27,024,000 while average loans increased $11,881,000. Average Federal funds sold decreased $3,662,000 when comparing these same periods.

The 5.4 percent increase in average loans is a result of the use of a formal business development and calling program encompassing lending personnel, branch personnel and executive management. This program was strengthened in 2003 by the appointment of a business development officer. The focus of this program is to both develop new lending and deposit relationships as well as strengthen existing relationships. The initial business development process was enhanced in 2002 with the development of a bank-wide sales initiative that concentrated on sales training, particularly with regard to identifying lending opportunities. This program was further expanded in 2003 to include an incentive compensation program that rewards employees not only for loan growth, but also for asset quality and profitability. Despite the weak economy and extremely competitive environment, QNB was successful in increasing total loans, while maintaining excellent asset quality.

Average commercial loans and average home equity loans increased $15,786,000 and $5,859,000, when comparing the first quarter of 2004 to the first quarter of 2003 while average residential mortgage loans and average consumer type loans decreased $8,462,000 and $1,302,000 during this same period. The increase in average commercial loans reflects the success of the business development program mentioned above. The 13.1 percent increase in home equity loans reflects their popularity with consumers; especially those refinancing existing residential mortgage loans, because they have lower origination costs than residential mortgage loans. It also reflects the introduction of a more competitive variable rate home equity line of credit priced at prime minus .50 percent introduced in late 2003. The decrease in residential mortgage loans is a result of the decision by management to sell most residential mortgage loan production in the secondary market because of the interest rate risk associated with the low interest rates.

The growth in average earning assets was funded by increases in non-interest-bearing and interest-bearing deposit accounts. Average non-interest bearing demand accounts increased $3,309,000 or 7.2 percent, while average interest-bearing deposit accounts increased $30,226,000 or 8.7 percent. The "Free Checking" promotion, as well as the acquisition of new business accounts were significant factors in the increase in non-interest bearing deposits.

The growth in average interest-bearing deposit accounts is primarily centered in interest bearing demand deposit accounts which increased $25,818,000 or 34.7 percent. The majority of this growth can be attributed to the development of relationships with several school districts and municipalities. Most of these deposits are seasonal and were withdrawn during the first quarter of 2004 or will be withdrawn during the second quarter of 2004. It is anticipated that these funds will flow back in during the third quarter of 2004. Average savings accounts increased $6,017,000 or 12.7 percent. The continued growth in savings deposits can be attributed to consumers looking for the relative safety of bank deposits despite the low interest rate environment. The challenge will be to retain these deposits as interest rates increase and confidence in the equity markets improves.

Average time deposits decreased $1,833,000 to $189,708,000 when comparing the first quarter of 2004 to the same period in 2003. A $3,007,000 increase in average time deposits with balances less than $100,000 partially offset a $4,840,000 decrease in average time deposits with balances of $100,000 or more.

Total assets at March 31, 2004 were $540,640,000, compared with $550,831,000 at December 31, 2003, a decline of 1.9 percent for the quarter. The decline in total assets reflects the run-off of the municipal deposits as was expected. Total deposits decreased $12,405,000 from $438,639,000 at December 31, 2003 to $426,234,000 at March 31, 2004. Most of these deposits were in either interest-bearing demand accounts or money market accounts which decreased $13,784,000 and $4,093,000, respectively between December 31, 2003 and March 31, 2004. The decrease in assets from December 31, 2003 to March 31, 2004 was primarily centered in investment securities, which decreased $14,989,000. As mentioned previously, investment securities were purchased to closely match the anticipated withdrawal of the municipal deposits.

Total loans and Federal funds sold increased $2,784,000 and $6,327,000 between December 31, 2003 and March 31, 2004. The increase in Federal funds sold is primarily a result of timing differences between the sale of investment securities that occurred in the first quarter of 2004 and the purchase of other investment securities with the proceeds from the sale. Management retained the proceeds in anticipation of rising rates. Investment securities were purchased in April 2004.

Non-interest bearing demand accounts, saving accounts and time deposits increased $1,412,000, $2,739,000 and $1,321,000, respectively when comparing balances at March 31, 2004 and December 31, 2003.

At March 31, 2004 the fair value of investment securities available-for-sale was $251,800,000 or $5,529,000 above the amortized cost of $246,271,000. This compares to a fair value of $264,441,000 or $3,547,000 above the amortized cost of $260,894,000 at December 31, 2003. An unrealized holding gain, net of taxes, of $3,650,000 and $2,341,000 was recorded as an increase to shareholders' equity at March 31, 2004 and December 31, 2003, respectively. As a result of the three transactions mentioned earlier as well as the reinvestment of proceeds from callable agency securities and mortgage-backed securities the composition of the portfolio has changed since December 31, 2003. Agency securities and mortgage-backed securities have decreased from 16.1 percent and 24.7 percent of the fixed income portfolio at December 31, 2003 to 8.0 percent and 23.2 percent of the portfolio at March 31, 2004, while CMO's have increased from 26.4 percent to 35.0 percent of the portfolio during this same time period. The reduction in the agency portfolio reflects the call of the bonds associated with the municipal deposits. The reduction in the mortgage-backed portfolio and the increase in the CMO portfolio reflect the desire to continue to position the portfolio for rising interest rates.

The available-for-sale portfolio had a weighted average maturity of approximately 4 years and 4 months at March 31, 2004 and 4 years, 1 month at December 31, 2003. The weighted average tax-equivalent yield was 4.69 percent and 4.61 percent at March 31, 2004 and December 31, 2003. The weighted average maturity is based on the stated contractual maturity of all securities except for mortgage-backed securities and CMOs, which are based on estimated average life. The maturity of the portfolio may be shorter because of call features in many debt securities and because of prepayments on mortgage-backed securities and CMOs. However, the estimated average life could be longer if rates were to increase and principal payments on mortgage-backed securities and CMOs would slow. The interest rate sensitivity analysis reflects the repricing term of the securities portfolio based upon estimated call dates and anticipated cash flows assuming management's most likely interest rate environment. The expected repricing term of the available-for-sale portfolio was 3 years, 10 months at March 31, 2004 and 3 years, 7 months at December 31, 2003, based on these assumptions.

During the second quarter of 2002, management and the Board of Directors approved that all future purchases of investment securities will be categorized as available-for-sale. While there is the potential for increased volatility of shareholder's equity due to market value changes, management believes it will provide for more flexibility in managing the portfolio. Investment securities held-to-maturity are reported at amortized cost. As of March 31, 2004 and December 31, 2003, QNB had securities classified as held-to-maturity with an amortized cost of $9,664,000 and $12,012,000 and a market value of $9,979,000 and $12,334,000, respectively. The held-to-maturity portfolio had a weighted average maturity of approximately 3 years, 4 months at March 31, 2004 and 2 years, 11 months at December 31, 2003. The weighted average tax-equivalent yield was 6.56 percent at March 31, 2004 and 6.59 percent at December 31, 2003.


LIQUIDITY

Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. QNB manages its mix of cash, Federal funds sold, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities, net interest income and fee income. The portfolio of investment securities available-for-sale and QNB's policy of selling certain residential mortgage originations and student loans in the secondary market also provide sources of liquidity. Additional sources of liquidity are provided by The Quakertown National Bank's membership in the Federal Home Loan Bank and a $10,000,000 unsecured Federal funds line granted by the Bank's correspondent. This line was increased from $5,000,000 during the first quarter of 2004.

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale were $281,577,000 and $291,946,000 at March 31, 2004 and December 31, 2003. These sources were adequate to meet seasonal deposit withdrawals and loan growth during the first quarter of 2004 and should be adequate to meet normal fluctuations in loan demand and or deposit withdrawals. QNB borrowed against it Federal funds line seven times during the first quarter of 2004 but had no overnight borrowings from the FHLB or the Federal Reserve Bank discount window during this same period. The need to borrow resulted primarily from timing differences between the withdrawal of funds by the municipalities and the receipt of the proceeds from the securities matched against these deposits.

Approximately $73,048,000 and $84,425,000 of available-for-sale securities at March 31, 2004 and December 31, 2003 were pledged as collateral for repurchase agreements and deposits of public funds. In addition, under terms of its agreement with the Federal Home Loan Bank, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and Agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the Federal Home Loan Bank.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. QNB's cash and cash equivalents increased $3,498,000 to $29,564,000 at March 31, 2004. This compares to a $4,102,000 increase during the first three months of 2003. After adjusting net income for non-cash transactions, operating activities provided $2,889,000 in cash flow in the first three months of 2004, compared to $3,928,000 in the same period of 2003. Net income and the net activities associated with the origination and sale of residential mortgages account for most of the net cash provided by operating activities during the first quarter of 2004. Higher net income, an increase in mortgage activity, an increase in amortization of premiums on investment securities and an increase in taxes payable accounted for the increase in net cash provided by operating activities during the first quarter of 2003.

Net cash provided by investing activities was $14,289,000 during the first quarter of 2004. Proceeds from the call, maturity and sales of investment securities exceeded the purchase of investment securities by $17,218,000 during the first three months of 2004. A significant portion of the activity was used to fund the deposit run-off of the municipal deposits, as expected. Net cash used by investing activities was $12,939,000 during the first quarter of 2003. The growth in loans during the quarter was the primary use of cash. Loans, excluding mortgage and student loan activity increased $14,618,000 during the first quarter of 2003. Investment securities activity was a net provider of cash of $1,832,000 during the first quarter of 2003.

The withdrawal of municipal funds during the first quarter of 2004 resulted in net cash used by financing activities of $13,680,000. Interest-bearing non-maturity deposits decreased $15,138,000 during the first three months of 2004. It is anticipated that this money will be re-deposited during the third quarter. Net cash provided by financing activities was $13,113,000 during the first quarter of 2003. The increase in deposits of $21,417,000 offset the decline in short-term borrowings of $7,850,000. The decrease in short-term borrowings is primarily the reduction of balances held by one repurchase agreement customer.

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB's shareholders' equity at March 31, 2004 was $45,898,000 or 8.49 percent of total assets compared to shareholders' equity of $43,440,000 or 7.89 percent at December 31, 2003. Shareholders' equity at March 31, 2004 includes a positive adjustment of $3,650,000 related to unrealized holding gains, net of taxes, on investment securities available-for-sale, while shareholders' equity at December 31, 2003 includes a positive adjustment of $2,341,000. Without these adjustments shareholders' equity to total assets would have been 7.81 percent and 7.46 percent at March 31,2004 and December 31, 2003. The increase in the ratio reflects both the growth in retained earnings and the decline in total assets between December 31, 2003 and March 31, 2004.

Shareholders' equity averaged $41,617,000 for the first three months of 2004 and $39,286,000 during all of 2003, an increase of 5.9 percent. The ratio of average total equity to average total assets increased to 7.71 percent for 2004, compared to 7.46 percent for 2003. The increase in the equity to asset ratio is a function of the growth in average equity outpacing the growth in total average assets.

QNB Corp. and the Quakertown National Bank are subject to various regulatory capital requirements as issued by Federal regulatory authorities. Regulatory capital is defined in terms of Tier I capital (shareholders' equity excluding unrealized gains or losses on available-for-sale securities), Tier II capital that includes a portion of the allowance for loan losses, and total capital (Tier I plus II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet arrangements, such as letters of credit and loan commitments, based on associated risk. Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to total assets.

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based and 4.00 percent for leverage. Under the requirements, QNB has a Tier I capital ratio of 12.85 percent and 12.49 percent, a total risk-based ratio of 13.75 percent and 13.39 percent and a leverage ratio of 7.76 percent and 7.38 percent at March 31, 2004 and December 31, 2003, respectively.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At March 31, 2004 and December 31, 2003 QNB met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively and a Tier I leverage ratio of 5.00 percent.

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

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At March 31, 2004, interest-earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $202,573,000. Interest-sensitive liabilities scheduled to mature or reprice within one year were $158,142,000. The one-year cumulative gap, which reflects QNB's interest sensitivity over a period of time, was a positive $44,431,000 at March 31, 2004. The cumulative one-year gap equals 8.70 percent of total rate sensitive assets. These results are similar to QNB's one-year gap position at December 31, 2004. This positive or asset sensitive gap will generally benefit QNB in a rising interest rate environment, while falling interest rates could negatively impact QNB.

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

Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies. Based on the simulation model, net interest income for the next twelve months is expected to decline compared to the prior twelve months. This is a result of a further decline in the net interest margin. The net interest margin is anticipated to decline as earning assets, particularly loans continue to reprice lower during the next twelve months, while the cost of funds remains relatively unchanged. These results were based on interest rate assumptions as of March 31, 2004, prior to the significant increase in treasury market interest rates.

If interest rates are 100 basis points higher than management's most likely interest rate environment, the simulation model projects net interest income for the next twelve months to be higher than the most likely scenario. If interest rates are 100 basis points lower than management's most likely interest rate environment, the model projects net interest income for the next twelve months to be significantly lower than the most likely scenario. The reduction in net interest income is a result of floors built into the deposit assumptions because management believes it would be difficult to reduce rates paid on deposits much further. However, rates on earning assets would reprice lower. The direction of these results is consistent with the results anticipated by the gap analysis. While management performs a downward rate shock of 100, 200 and 300 basis points, it believes, given the level of interest rates at March 31, 2004, that it is unlikely that interest rates would decline by 200 or 300 basis points.

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

The nature of QNB's current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At March 31, 2004, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

------------------------------------------------------------ ---------------------- -------------------- ---------------------
Change in Interest Rates                                       Net Interest Income        Dollar Change        Percent Change
------------------------------------------------------------ ---------------------- -------------------- ---------------------
+300 Basis Points...........................................                $15,835                 $927               6.22%
+200 Basis Points...........................................                 15,839                  931               6.24
+100 Basis Points...........................................                 15,495                  587               3.94
FLAT RATE...................................................                 14,908                    -                  -
-100 Basis Points............................................                13,031               (1,877)            (12.59)



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

                                 MARCH 31, 2004



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

           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)      Exhibits

    The following Exhibits are included in this Report:

    Exhibit 3(i) Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrants Form 10-K filed with the Commission on March 30, 2004).

    Exhibit 3(ii) Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrants Form 10-K filed with the Commission on March 30, 2004).

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

                                 MARCH 31, 2004


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

    Exhibit 11 Statement Re: Computation of Earnings Per Share. (Included in Part I, Item I, hereof.)

    Exhibit 32.1      Certification of Principal Executive Officer

    Exhibit 32.2      Certification of Principal Financial Officer


                 (b)  Reports on Form 8-K

                      Filed January 30, 2004, Press release dated January 30, 2004 reporting fourth quarter 2003 net income.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                         QNB Corp.




Date:  May 17, 2004                                      By:
     --------------------------
                                                         /s/  Thomas J. Bisko
                                                         -----------------------
                                                         Thomas J. Bisko
                                                         President/CEO


Date:  May 17, 2004                                      By:
     --------------------------
                                                         /s/   Robert C. Werner
                                                         -----------------------
                                                         Robert C. Werner
                                                         Vice President


Date:  May 17, 2004                                      By:
     --------------------------
                                                         /s/ Bret H. Krevolin
                                                         -----------------------
                                                         Bret H. Krevolin
                                                         Chief Financial Officer

                                  CERTIFICATION

I, Thomas J. Bisko, President and CEO, certify, that:

         1. I have reviewed this quarterly report on Form 10-Q of QNB Corp.

         2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

            (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:     May 17, 2004                                   By: /s/ Thomas J. Bisko
          -----------                                    -------------------
                                                         Thomas J. Bisko
                                                         President and CEO

                                  CERTIFICATION

I, Bret H. Krevolin, Chief Financial Officer, certify, that:

         1. I have reviewed this quarterly report on Form 10-Q of QNB Corp.

         2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

            (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves
                      management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:    May  17, 2004                                  By: /s/ Bret H. Krevolin
         -------------                                  -----------------------
                                                        Bret H. Krevolin
                                                        Chief Financial Officer