Form 10-Q
period 2004-06-30
QNB CORP
filed 2004-08-16
CIK 750558

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June, 30, 2004
                              --------------------------------------------------

                                       OR

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------



                   Commission file number      0-17706
                                         -------------------


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

         Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X__ No____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes____ No__X__


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                    Outstanding at August 10, 2004
Common Stock, par value $.625                               3,096,865

                            QNB CORP. AND SUBSIDIARY

                                   FORM 10-Q

                          QUARTER ENDED JUNE 30, 2004

                                     INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                                   PAGE

         Consolidated Statements of Income for Three and
            Six Months Ended June 30, 2004 and 2003............................1

         Consolidated Balance Sheets at June 30, 2004
            and December 31, 2003..............................................2

         Consolidated Statements of Cash Flows for Six
            Months Ended June 30, 2004 and 2003................................3

         Notes to Consolidated Financial Statements............................4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION.................................9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
            MARKET RISK ......................................................29

ITEM 4.  CONTROLS AND PROCEDURES..............................................29

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ...................................................30

ITEM 2.  CHANGES IN SECURITIES ...............................................30

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .....................................30

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS...............30

ITEM 5.  OTHER INFORMATION ...................................................30

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ....................................31

SIGNATURES

CERTIFICATIONS

QNB CORP. AND SUBSIDIARY
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

                                                                                             (in thousands, except share data)
                                                                                                        (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Three Months              Six Months
                                                                                          Ended June 30,           Ended June 30,
                                                                                         2004         2003        2004        2003
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans...................................................         $ 3,409      $ 3,660     $  6,758     $ 7,223
Interest and dividends on investment securities:
    Taxable..................................................................           2,186        2,015        4,387       4,173
    Tax-exempt...............................................................             546          504        1,095       1,046
Interest on Federal funds sold...............................................              12           40           33          76
Other interest income........................................................              19           22           35          56
------------------------------------------------------------------------------------------------------------------------------------
              Total interest income..........................................           6,172        6,241       12,308      12,574
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits
         Interest-bearing demand accounts....................................             120          123          270         238
         Money market accounts...............................................              57           78          118         165
         Savings.............................................................              54           99          106         207
         Time ...............................................................           1,006        1,152       2,002        2,317
         Time over $100,000..................................................             236          276          448         565
Interest on short-term borrowings............................................              28           24           50          53
Interest on Federal Home Loan Bank advances..................................             718          719        1,435       1,431
------------------------------------------------------------------------------------------------------------------------------------
              Total interest expense.........................................           2,219        2,471        4,429       4,976
------------------------------------------------------------------------------------------------------------------------------------
              Net interest income............................................           3,953        3,770        7,879       7,598
Provision for loan losses....................................................               -            -            -           -
------------------------------------------------------------------------------------------------------------------------------------
              Net interest income after provision for loan losses............           3,953        3,770        7,879       7,598
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Fees for services to customers...............................................             526          461          972         875
ATM and debit card income....................................................             152          151          280         282
Income on cash surrender value of insurance..................................              70           78          138         155
Mortgage servicing income (loss).............................................              69          (46)          63        (105)
Net gain on investment securities available-for-sale.........................             217          147          696         302
Net (loss) gain on sale of loans.............................................              (2)         489           98         850
Other operating income.......................................................             141          146          296         305
------------------------------------------------------------------------------------------------------------------------------------
              Total non-interest income......................................           1,173        1,426        2,543       2,664
------------------------------------------------------------------------------------------------------------------------------------
Non-Interest Expense
Salaries and employee benefits...............................................           1,712        1,761        3,506       3,537
Net occupancy expense........................................................             251          210          489         425
Furniture and equipment expense..............................................             274          269          517         539
Marketing expense............................................................             148          115          255         215
Third party services.........................................................             175          168          330         359
Telephone, postage and supplies expense......................................             140          126          256         263
State taxes   ...............................................................             119           92         231          175
     Other expense...........................................................             362          336          675         643
------------------------------------------------------------------------------------------------------------------------------------
              Total non-interest expense.....................................           3,181        3,077        6,259       6,156
------------------------------------------------------------------------------------------------------------------------------------
         Income before income taxes  ........................................           1,945        2,119        4,163       4,106
Provision for income taxes...................................................             426          489          922         945
------------------------------------------------------------------------------------------------------------------------------------
         Net Income..........................................................         $ 1,519      $ 1,630     $  3,241     $ 3,161
====================================================================================================================================
         Net Income Per Share - Basic........................................         $   .49      $   .53     $   1.05     $  1.02
====================================================================================================================================
         Net Income Per Share - Diluted......................................         $   .48      $   .52     $   1.02     $  1.01
====================================================================================================================================
         Cash Dividends Per Share............................................         $  .185      $  .165     $    .37     $   .33
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

QNB CORP. AND SUBSIDIARY
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                                                                                 (in thousands)
                                                                                                                  (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           JUNE 30,    DECEMBER 31,
                                                                                                               2004            2003
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks.................................................................................  $  22,232       $  21,534
Federal funds sold......................................................................................          -           4,532
------------------------------------------------------------------------------------------------------------------------------------
         Total cash and cash equivalents................................................................     22,232          26,066

Investment securities
     Available-for-sale (cost $250,484 and $257,084)....................................................    248,276         260,631
Held-to-maturity (market value $7,255 and $12,334)......................................................      7,118          12,012
Non-marketable equity securities........................................................................      3,880           3,810
Loans held-for-sale.....................................................................................        125           1,439
Total loans, net of unearned income of $46 and $153    .................................................    260,194         232,127
Allowance for loan losses...............................................................................     (2,898)         (2,929)
------------------------------------------------------------------------------------------------------------------------------------
         Net loans......................................................................................    257,296         229,198
Cash surrender value of insurance.......................................................................      7,728           7,585
Premises and equipment, net.............................................................................      5,271           5,090
Accrued interest receivable ............................................................................      2,386           2,823
Other assets............................................................................................      3,758           2,177
------------------------------------------------------------------------------------------------------------------------------------
Total assets............................................................................................  $ 558,070       $ 550,831
====================================================================================================================================

LIABILITIES
Deposits
     Demand, non-interest-bearing.......................................................................  $  58,498       $  50,468
     Interest-bearing demand accounts...................................................................     91,768         107,648
     Money market accounts..............................................................................     38,370          38,373
     Savings............................................................................................     56,169          52,008
     Time...............................................................................................    157,155         151,304
     Time over $100,000.................................................................................     41,609          38,838
------------------------------------------------------------------------------------------------------------------------------------
         Total deposits.................................................................................    443,569         438,639
Short-term borrowings...................................................................................     15,043          10,416
Federal Home Loan Bank advances.........................................................................     55,000          55,000
Accrued interest payable................................................................................      1,146           1,285
Other liabilities.......................................................................................      1,534           2,051
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities.......................................................................................    516,292         507,391
------------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, par value $.625 per share;
     authorized 10,000,000 shares; 3,203,531 and 3,202,065 shares issued;
     3,096,845 and 3,095,379 shares outstanding.........................................................      2,002           2,001
Surplus  ...............................................................................................      8,972           8,933
Retained earnings.......................................................................................     33,755          31,659
Accumulated other comprehensive (loss) gain, net........................................................     (1,457)          2,341
Treasury stock, at cost; 106,686 shares ................................................................     (1,494)         (1,494)
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity..............................................................................     41,778          43,440
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity..............................................................  $ 558,070       $ 550,831
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

QNB CORP. AND SUBSIDIARY
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                                    (in thousands)
                                                                                                                      (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30,                                                                                         2004        2003
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
      Net income.........................................................................................      $  3,241     $ 3,161
      Adjustments to reconcile net income to net cash provided by operating activities
         Depreciation and amortization...................................................................           397         423
         Securities gains  ..............................................................................          (696)       (302)
         Net gain on sale of loans.......................................................................           (98)       (850)
         Loss on disposal of premises and equipment......................................................             -           9
         Proceeds from sales of residential mortgages....................................................         6,278      25,693
         Originations of residential mortgages held-for-sale.............................................        (4,990)    (23,546)
         Proceeds from sales of student loans............................................................             -         402
         Originations of student loans...................................................................             -        (160)
         Income on cash surrender value of insurance.....................................................          (138)       (155)
         Life insurance proceeds/premiums, net...........................................................            (5)         (5)
         Deferred income tax provision...................................................................           227          14
         Change in income taxes payable..................................................................           123         114
         Net decrease in interest receivable.............................................................           437         136
         Net amortization of premiums and discounts......................................................           513         832
         Net decrease in interest payable................................................................          (139)        (95)
         Increase in other assets .......................................................................          (310)       (407)
         (Decrease) increase in other liabilities........................................................          (231)        457
------------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities.......................................................         4,609       5,721
------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
      Proceeds from maturities and calls of investment securities
         available-for-sale..............................................................................        36,958      47,323
         held-to-maturity................................................................................         4,897      12,048
      Proceeds from sales of investment securities
         available-for-sale..............................................................................        42,820      28,315
      Purchase of investment securities
         available-for-sale..............................................................................       (72,901)    (81,978)
      Net change in non-marketable equity securities.....................................................           (70)       (148)
      Net increase in loans..............................................................................       (28,021)    (22,220)
      Net purchases of premises and equipment............................................................          (578)       (204)
------------------------------------------------------------------------------------------------------------------------------------
         Net cash used by investing activities...........................................................       (16,895)    (16,864)
------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
      Net increase in non-interest-bearing deposits......................................................         8,030      11,064
      Net (decrease) increase in interest-bearing non-maturity deposits..................................       (11,722)      6,554
      Net increase in time deposits......................................................................         8,622      10,852
      Net increase (decrease) in short-term borrowings...................................................         4,627      (6,539)
      Cash dividends paid................................................................................        (1,145)     (1,020)
      Proceeds from issuance of common stock.............................................................            40         110
------------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activites........................................................         8,452      21,021
------------------------------------------------------------------------------------------------------------------------------------
         (Decrease) increase in cash and cash equivalents................................................        (3,834)      9,878
         Cash and cash equivalents at beginning of year..................................................        26,066      27,477
------------------------------------------------------------------------------------------------------------------------------------
         Cash and cash equivalents at end of period......................................................      $ 22,232     $37,355
====================================================================================================================================
SUPPLEMENTAL CASH FLOW DISCLOSURES
      Interest paid......................................................................................      $  4,568     $ 5,071
      Income taxes paid..................................................................................           560         805
      Non-Cash Transactions
         Change in net unrealized holding (losses) gains, net of taxes,
           on investment securities available-for-sale                                                           (3,798)        298

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)

1. REPORTING AND ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of QNB Corp. and its wholly owned subsidiary, The Quakertown National Bank, (QNB). All significant intercompany accounts and transactions are eliminated in the consolidated statements.

The consolidated balance sheet as of June 30, 2004, as well as the respective statements of income and cash flows for the three-month and six-month periods ended March 31, 2004 and 2003, are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in QNB's 2003 Annual Report incorporated in the Form 10-K.

The financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Certain items in the 2003 financial statements have been reclassified to conform to the 2004 financial statement presentation format. These reclassifications had no effect on net income. The results for the periods presented are not necessarily indicative of the full year. Tabular information other than share date is presented in thousands of dollars.

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

STOCK BASED COMPENSATION

At June 30, 2004, QNB has a stock-based employee compensation plan that is accounted for under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The "fair value" approach under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, takes into account the time value of the option and will generally result in compensation expense being recorded. Each year since the inception of SFAS No. 123, QNB has disclosed, in the notes to the financial statements contained in its annual report to shareholders, what the earnings impact would have been had QNB elected the "fair value" approach under SFAS No. 123. Such disclosure is now required on a quarterly basis in accordance with SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123.

                                   Form 10-Q
                                     Page 4

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)

The following table illustrates the effect of net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation.

                                                            For the Three Months         For the Six Months
                                                               Ended June 30,               Ended June 30,
                                                             2004          2003          2004           2003
                                                             ----          ----          ----           ----

Net income, as reported                                      $1,519       $1,630       $3,241          $3,161
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects              26           26           44              52

Pro forma net income                                         $1,493       $1,604       $3,197          $3,109

Earnings per share

   Basic - as reported                                        $0.49        $0.53        $1.05           $1.02

   Basic - pro forma                                          $0.48        $0.52        $1.03           $1.01

   Diluted - as reported                                      $0.48        $0.52        $1.02           $1.01

   Diluted - pro forma                                        $0.47        $0.51        $1.01           $0.99

2. PER SHARE DATA

The following sets forth the computation of basic and diluted earnings per share (share and per share data are not in thousands):

                                                        For the Three Months          For the Six Months
                                                            Ended June 30,                Ended June 30,
                                                         2004           2003           2004            2003
                                                         ----           ----           ----            ----

Numerator for basic and diluted earnings
per share-net income                                     $1,519         $1,630         $3,241          $3,161

Denominator for basic earnings per share-
weighted average shares outstanding                   3,095,927      3,091,502      3,095,653       3,089,196

Effect of dilutive securities-employee
stock options                                            82,305         44,709         83,531          40,899

Denominator for diluted earnings per
share- adjusted weighted average
shares outstanding                                    3,178,232      3,136,211      3,179,184       3,130,095

Earnings per share-basic                                  $0.49          $0.53          $1.05           $1.02
Earnings per share-diluted                                $0.48          $0.52          $1.02           $1.01

                                   Form 10-Q
                                     Page 5

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)

2. PER SHARE DATA (Continued):

There were 20,000 stock options that were anti-dilutive for the three-month period ended June 30, 2004. There were no stock options that were anti-dilutive for the three-month period ended June 30, 2003 or the six-month periods ended June 30, 2004 or 2003.

3. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business entity during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the periods ended June 30, 2004 and 2003 (net of the income tax effect):

                                                          For the Three Months          For the Six Months
                                                              Ended June 30,               Ended June 30,
                                                           2004            2003         2004           2003
                                                           ----            ----         ----           ----

Unrealized  holding (losses) gains arising during
the period on securities held                            $(4,964)           $434     $(3,339)           $497

Reclassification adjustment for sold securities             (143)            (97)       (459)           (199)
                                                         -------           ----      -------         -------
Net change in unrealized (losses) gains during
  the period                                              (5,107)            337      (3,798             298


Unrealized holding gains, beginning of period              3,650           3,564       2,341           3,603
                                                         -------           ----      -------         -------

Unrealized holding (losses) gains, end of period         $(1,457)         $3,901     $(1,457)         $3,901
                                                         =======          ======     ========         ======

Net income                                                $1,519         $ 1,630      $3,241          $3,161
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during
the period                                               (5,107)             337      (3,798)            298
                                                        --------          ------      ------          ------
Comprehensive (loss) income                             $(3,588)          $1,967       $(557)         $3,459
                                                        ========          ======       ======         ======

                                   Form 10-Q
                                     Page 6

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)

4. LOANS

The following table presents Loans by category as of June 30, 2004 and December 31, 2003:

                                               June 30,           December 31,
                                                 2004                 2003
                                               --------           -----------
Commercial and industrial                       $59,975             $47,196
Agricultural                                         11                  14
Construction                                      6,706               9,056
Real estate-commercial                           95,706              86,707
Real estate-residential                          92,009              83,703
Consumer                                          5,833               5,604
                                                -------             -------
Total loans                                     260,240             232,280
Less unearned income                                 46                 153
                                               --------            --------
Total loans net of unearned income             $260,194            $232,127
                                               ========            ========

5. INTANGIBLE ASSETS

The following table presents Intangible Asset information as of June 30, 2004:

------------------------------------ ----------------------- ------------------------- ----------------------
Amortized Intangible Assets              Gross Carrying            Accumulated             Net Carrying
                                             Amount                Amortization               Amount
------------------------------------ ----------------------- ------------------------- ----------------------
Purchased deposit premium                              $511                      $341                   $170
------------------------------------ ----------------------- ------------------------- ----------------------
Mortgage servicing asset                                732                       144                    588
------------------------------------ ----------------------- ------------------------- ----------------------
  Total                                              $1,243                      $485                   $758
------------------------------------ ----------------------- ------------------------- ----------------------

The following table presents Intangible Asset information as of December 31, 2003:

------------------------------------ ----------------------- ------------------------- ----------------------
Amortized Intangible Assets              Gross Carrying            Accumulated             Net Carrying
                                             Amount                Amortization               Amount
------------------------------------ ----------------------- ------------------------- ----------------------
Purchased deposit premium                              $511                      $315                   $196
------------------------------------ ----------------------- ------------------------- ----------------------
Mortgage servicing asset                                741                       159                    582
------------------------------------ ----------------------- ------------------------- ----------------------
  Total                                              $1,252                      $474                   $778
------------------------------------ ----------------------- ------------------------- ----------------------

AGGREGATE AMORTIZATION EXPENSE

For the Six Months ended June 30, 2004     $97

ESTIMATED AMORTIZATION EXPENSE

For the Year Ended 12/31/04                $144
For the Year Ended 12/31/05                 149
For the Year Ended 12/31/06                 136
For the Year Ended 12/31/07                 114
For the Year Ended 12/31/08                  59


                                   Form 10-Q
                                     Page 7

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)

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

RESULTS OF OPERATIONS

QNB reported net income for the second quarter 2004 of $1,519,000 or $.48 per common share on a diluted basis. This compares to $1,630,000 or $.52 per share diluted for the same period in 2003. Net income for the first six months of 2004 was $3,241,000 or $1.02 per diluted share, a 2.5 percent increase over the $3,161,000 or $1.01 per diluted share for the comparable period in 2003.

Two important measures of profitability in the banking industry are an institution's return on average assets and return on average shareholders' equity. Return on average assets was 1.12 percent and 1.27 percent while the return on average equity was 14.39 percent and 16.83 percent for the three months ended June 30, 2004 and 2003, respectively. For the six-month periods ended June 30, 2004 and 2003, return on average assets was 1.20 percent and 1.25 percent and the return on average equity was 15.50 percent and 16.61 percent, respectively.

Contributing to the results for the second quarter of 2004 compared with the second quarter of 2003 were the following:

   o $183,000 increase in net interest income resulting from a 6.5 percent increase in average earning assets offsetting a 4 basis point reduction in the net interest margin to 3.38 percent for the second quarter of 2004 from 3.42 percent for the second quarter of 2003.

   o Recognized $21,000 in interest and fees during the second quarter of 2004 on the pay-off of a loan that had not been accruing interest. This recognition had an impact on the net interest margin of approximately 1 basis point.

   o Interest rates increase significantly during the quarter and remain volatile. Federal Reserve Bank Board raises Federal funds rate by .25 percent on June 30, 2004.

                                   Form 10-Q
                                    Page 11

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATION (CONTINUED)

   o Mortgage servicing income $69,000 for the quarter in 2004 compared to a loss of $46,000 in 2003. Primarily a result of the recovery of the valuation allowance.

   o Gain on investment securities $217,000 in 2004 compared to $147,0000 in 2003. Loss taken on restructure of fixed income portfolio offset by gains from the equity portfolio.

   o Higher interest rates reduce residential mortgage loan activity. Loss on sale of loans $2,000 in the 2004 quarter compared to $489,000 in gains in 2003.

   o Non-interest expense increases 3.4 percent, some of the increase relates to the opening of QNB's first supermarket branch.

   o 3.7 percent increase in average loans, primarily commercial. Total loans increase 10.7 percent from March 31, 2004 to June 30, 2004.

   o     13.2 percent increase in average investment securities.

   o 6.0 percent increase in average deposits centered in growth of non-interest bearing and interest-bearing demand accounts and savings accounts. Increase in interest-bearing demand accounts primarily a result of municipal and school district deposits.

   o Average short-term borrowings increase $4,352,000. Federal funds purchased $7,949,000 at June 30, 2004. Used to fund significant loan growth during the quarter.

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

Net interest income increased 4.9 percent to $3,953,000 for the quarter ended June 30, 2004 as compared to $3,770,000 for the quarter ended June 30, 2003. On a tax-equivalent basis, which allows for the comparison of tax-exempt loans and investments to taxable loans and investments, net interest income increased by
5.0 percent from $4,105,000 for the three months ended June 30, 2003 to $4,309,000 for the same period ended June 30, 2004. As has been the trend for the past three years, the ability to increase net interest income is a result of the tremendous growth in deposits and the investment of these deposits into profitable loans and investment securities. The increase in average deposits when comparing the second quarter of 2004 to the second quarter of 2003 primarily reflects the deposit growth achieved during 2003, particularly during the third quarter of 2003. This growth was once again aided by economic uncertainty, the conflict in Iraq and the threat of terrorism. Investors continued to look to the safety of bank deposits and the U.S. Government bond market. Also contributing to the growth in deposits during 2003, with an impact on second quarter and six-month averages for 2004, was significant increases in deposits of local municipalities and school districts. The majority of the growth in these deposits is seasonal with a significant amount already withdrawn during the first half of 2004. It is anticipated that these funds will be re-deposited during the third quarter of 2004. These deposits were primarily invested in securities whose cash flow will closely match the anticipated run-off of the deposits.

                                   Form 10-Q
                                    Page 12

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


NET INTEREST INCOME (CONTINUED)

Average deposits increased $24,667,000 or 6.0 percent when comparing the second quarters of 2004 and 2003. These deposits were used to fund the $8,593,000 or
3.7 percent increase in average loans and the $30,263,000 or 13.2 percent increase in average investment securities.

The historically low interest rate environment of the past three years ended during the second quarter of 2004 as interest rates turned higher in anticipation of strong growth in the U.S economy and fears of inflation caused by higher oil prices. Interest rates have been volatile during the first six months of 2004. The two-year treasury security, which started 2004 at 1.82 percent, hit a low for 2004 of 1.46 percent in mid March and a high or 2.93 percent in mid June before ending the quarter at 2.68 percent. The 10-year treasury had a similar pattern, starting the year at 4.25 percent, reaching a low of 3.68 percent and a high of 4.87 percent before ending the quarter at 4.58 percent. On June 30, 2004 and August 10, 2004 the Federal Reserve Board raised the target Federal funds rate by .25 percent to 1.50 percent. Despite the increase in market interest rates during the second quarter of 2004, the long period of historically low interest rates has had the impact of lowering the yield on earning assets and the rate paid on interest-bearing liabilities, as loans, investment securities and time deposits either repriced at lower rates or were originated at lower interest rates. The yield on earning assets on a tax-equivalent basis was 5.13 percent for the second quarter of 2004 versus 5.48 percent for the second quarter of 2003, while the rate paid on interest-bearing liabilities was 1.99 percent and 2.34 percent for the same periods. The net interest margin, on a tax-equivalent basis, declined 4 basis points to 3.38 percent for the three-month period ended June 30, 2004 compared with 3.42 percent for the same period in 2003.

The yield on loans decreased 62 basis points to 5.73 percent when comparing the second quarter of 2003 to the second quarter of 2004. The average prime rate when comparing the second quarter of 2003 to the second quarter of 2004 decreased 23 basis points, from 4.23 percent to 4.00 percent. While QNB was negatively impacted from the decline in prime rate, the overall yield on the loan portfolio did not decrease proportionately, since only a percentage of the loan portfolio re-prices immediately with changes in the prime rate. A greater contributor to the decline in yield on the loan portfolio was the impact of the refinancing of residential mortgage, home equity and commercial loans into lower yielding loans. The yield on the loan portfolio may continue to decline during 2004 as fixed rate loans are refinanced at lower rates, adjustable rate loans re-price down as they reach their reset date and new loans are booked at the current lower rates. The rate of decline or increase in loan yields will also be determined by how quickly and to what degree the Federal Reserve Board continues to increase interest rates. In anticipation of rising rates during 2004, QNB, particularly with regard to commercial loans, has attempted to originate floating rate loans indexed to the prime rate. This should help increase the yield on the loan portfolio as interest rates increase.

When comparing the second quarter of 2004 to the second quarter of 2003, the yield on investment securities decreased 20 basis points to 4.71 percent from
4.91 percent. The decline in the yield is primarily a result of the reinvestment of cash flow from the investment portfolio into lower yielding securities as well as the growth in deposits being invested in a lower interest rate environment. During the fourth quarter of 2003 and the first half of 2004, QNB entered into several transactions in an effort to reposition the portfolio in anticipation of rising rates during 2004. These transactions were performed in an effort to reduce extension risk on mortgage backed securities and CMO's should interest rates rise and also to increase the overall yield on the portfolio. The yield on the investment portfolio of 4.71 percent for the second quarter of 2004 represents an increase from the 4.56 percent yield achieved during the fourth quarter of 2003.

The increase in interest rates during the second quarter of 2004 in conjunction with management's attempt to manage the prepayment situation by selling out of certain faster paying CMO's and mortgage backed

                                   Form 10-Q
                                    Page 13

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


NET INTEREST INCOME (CONTINUED)

securities and purchasing lower coupon, lower premium mortgage backed securities and CMOs has had the impact of slowing the prepayments on mortgage backed securities and CMO's. This reduces the amount of amortization of premiums on these bonds resulting in higher interest income and a higher yield. Amortization expense on investment securities for the second quarter of 2004 was $184,000 compared to $303,000 for the same period in 2003.

While total interest income on a tax-equivalent basis decreased $48,000 when comparing the second quarter of 2004 to the second quarter of 2003, total interest expense decreased $252,000. The rate paid on interest bearing deposits decreased from 1.93 percent to 1.55 percent for the quarters ended June 30, 2003 and 2004. The impact of lower rates on time deposits was the greatest contributor to the decline in total interest expense and the rate paid on interest bearing deposits. Total interest expense on time deposits decreased $186,000 when comparing the two quarters. The average rate paid on time deposits declined from 2.92 percent to 2.55 percent when comparing the two periods. Like fixed-rate loans, certificates of deposit reprice over time and therefore have less of an immediate impact on costs in either a rising or falling rate environment. However, given the extended period of low interest rates, most time deposits have already repriced lower and therefore the costs of time deposits will likely not decline further. In fact, the yields on time deposits will likely increase during the remainder of 2004 as the competition for these deposits has already pushed rates higher. Average time deposits decreased $686,000 to $195,589,000 when comparing the second quarter of 2004 to the same period in 2003. A $1,973,000 increase in average time deposits with balances less than $100,000 partially offset a $2,659,000 decrease in average time deposits with balances of $100,000 or more.

Lower rates paid on money market accounts and savings accounts contributed to the $21,000 and $45,000 decrease in interest expense for these products. The average rate paid on money market accounts declined 29 basis points when comparing the second quarter of 2004 cost of .62 percent to the second quarter of 2003 cost of .91 percent. Contributing to the decline in the cost on money market accounts was the decline in the rate paid on the Treasury Select Money Market Account. This product is a variable rate account indexed to the monthly average of the 91-day Treasury bill based on balances in the account. The yield on this product will increase as short-term interest rates increase. In response to lower market rates of interest in 2003 QNB lowered the rates paid on savings accounts. The average rate paid on savings accounts declined 38 basis points to ..39 percent when comparing the second quarter of 2004 to the second quarter of 2003. When comparing the second quarter of 2004 to the second quarter of 2003 average money market accounts increased $2,839,000 while average savings accounts increased $3,897,000. The continued growth in savings deposits can be attributed to consumers looking for the relative safety of bank deposits despite the low interest rate environment. The challenge will be to retain these deposits as interest rates increase and confidence in the equity markets improves.

Interest expense on interest bearing demand accounts decreased from $123,000 to $120,000, while the cost of these accounts decreased from .63 percent to .52 percent, when comparing the three-month periods ended June 30, 2003 and 2004. The average balance on these accounts increased from $77,951,000 to $93,103,000 when comparing the same two periods. As discussed previously, the majority of the growth in interest bearing demand deposits can be attributed to the successful development of relationships with several municipal organizations.

Management does not expect the cost of non-maturity interest-bearing deposits, which reprice immediately when their rates are changed, to decline further. The more likely scenario is that rates on non-maturity deposits will begin to rise during 2004, as interest rates begin to increase as the economy improves.

                                   Form 10-Q
                                    Page 14

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


NET INTEREST INCOME (CONTINUED)

For the six-month period ended June 30, 2004, net interest income increased $281,000 or 3.7 percent to $7,879,000. On a tax-equivalent basis net interest income increased $301,000 or 3.6 percent. Included in net interest income for the first six months of 2004 was $65,000 in interest and fees recognized on the pay-off of three loans that had not been accruing interest. The increase in net interest income is a result of the increase in average earning assets offsetting the decline in the net interest margin. Average earning assets increased 7.1 percent while the net interest margin declined 12 basis points. The net interest margin on a tax-equivalent basis was 3.40 percent for the six-month period ended June 30, 2004 compared with 3.52 percent for the same period in 2003. The recognition of interest and fees on non-accrual loans during the first half of 2004 had the impact of increasing the net interest margin by three basis points.

Total interest income decreased $266,000 from $12,574,000 to $12,308,000 when comparing the six-month periods ended June 30, 2003 to June 30, 2004. The decline in interest income is a result of the extended period of lower interest rates. The yield on earning assets decreased from 5.63 percent to 5.15 percent, with the yield on investment securities declining from 5.11 percent to 4.74 percent and the yield on loans declining from 6.47 percent to 5.79 percent between the six-month periods. Average loans increased 4.5 percent to $238,683,000 while average investment securities increased 12.5 percent to $258,365,000.

Total interest expense decreased $547,000 from $4,976,000 to $4,429,000 for the six-month periods with interest on money market accounts, savings accounts and time deposits accounting for $47,000, $101,000 and $432,000 of the decrease. The yield on these accounts declined 30 basis points, 45 basis points and 44 basis points when comparing the average rate paid for the six-month periods ended June 30, 2004 and 2003. Interest expense on interest-bearing demand accounts increased $32,000 to $270,000 as average balances increased $20,475,000 to $96,671,000 for the six-month period ended June 30, 2004. Interest expense on short-term borrowings declined by $3,000 as the average rate paid on these accounts declined from 1.21 percent to .87 percent and the average balances increased from $8,858,000 to $11,613,000.

QNB anticipates net interest income to increase over the next few quarters as a result of both growth in earning assets, particularly loans, and an improvement in the net interest margin. While average loans grew by only 3.7 percent when comparing the second quarter of 2004 to the same quarter in 2003, total loans increased by 9.6 percent from June 30, 2003 to June 30, 2004. Much of the loan growth during the second quarter of 2004 occurred during the month of June and will be reflected in the averages for the third quarter. Total loans have increased 12.1 percent from December 31, 2003 to June 30, 2004. The net interest margin should be positively impacted by this growth, as loans tend to earn higher yields than investment securities. The net interest margin should also be positively impacted by the investment security swap transaction entered into during the second quarter of 2004 as well as the asset sensitivity position of the balance sheet that should benefit QNB as interest rates increase. The magnitude of this benefit will be influenced by the rate of increases by the Federal Reserve Bank Board as well as QNB's ability to control the amount of increase in deposit rates.

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

QNB's management determined no provision for loan losses was necessary for either the three or six-month periods ended June 30, 2004 or 2003 as charged off loans, non-performing assets and delinquent loans remained at low levels relative to the allowance for loan losses. QNB had net charge-offs of $21,000 during the second quarter of 2004 and a net recovery of $4,000 during the second quarter of 2003. For the six-month periods ended June 30, 2004 and 2003 QNB had net charge-offs of $31,000 and $1,000, respectively.

Non-performing assets (non-accruing loans, loans past due 90 days or more, other real estate owned and other repossessed assets) remained low amounting to .08 percent and .10 percent of total assets at June 30, 2004 and 2003. This compares to .15 percent at December 31, 2003. Non-accrual loans were $384,000 and $477,000 at June 30, 2004 and 2003. Non-accrual loans at December 31, 2003 were $818,000. QNB did not have any other real estate owned as of June 30, 2004, December 31, 2003 or June 30, 2003. Repossessed assets were $4,000 at June 30, 2004 and 5,000 at June 30, 2003. There were no repossessed assets as of December 31, 2003.

There were no restructured loans as of June 30, 2004, December 31, 2003 or June 301, 2003 as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for loan losses was $2,898,000 and $2,929,000 at June 30, 2004 and December 31, 2003, respectively. The ratio of the allowance to total loans was
1.11 percent and 1.26 percent at the respective period end dates. The 12.1 percent growth in total loans between December 31, 2003 and June 30, 2004 was the primary factor in the decline in this ratio. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

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

At June 30, 2004 and 2003, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $382,000 and $452,000, respectively. No valuation allowance was necessary on these loans. Most of the loans identified as impaired are collateral-dependent.

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

NON-INTEREST INCOME

QNB, through its core banking business, generates various fees and service charges. Total non-interest income is composed of service charges on deposit accounts, ATM and debit card income, income on bank owned life insurance, mortgage servicing fees, gains or losses on the sale of investment securities, gains on the sale of residential mortgage loans, and other miscellaneous fee income. QNB reviews all service charges and fee schedules related to its products and services on an annual basis. Except for an increase to the overdraft fee effective March 1, 2004, QNB has not materially changed these fee schedules during 2003 or the first half of 2004.

Total non-interest income decreased $253,000 or 17.7 percent to $1,173,000 for the quarter ended June 30, 2004 when compared to June 30, 2003. For the six-month period total non-interest income decreased $121,000 or 4.5 percent to $2,543,000. Excluding gains and losses on the sale of investment securities and loans during both periods, non-interest income for the three-month period increased $168,000 or 21.3 percent and for the six-month period increased $237,000 or 15.7 percent.

Fees for services to customers, the largest component of total non-interest income, is primarily comprised of service charges on deposit accounts. These fees increased 14.1 percent, to $526,000 from $461,000, when comparing the two quarters and 11.1 percent or $97,000 to $972,000 when comparing the six-month periods. The increase in the overdraft fee in March 2004, as well as an increase in the volume of overdrafts contributed to the $81,000 or 21.6 percent increase in overdraft income when comparing the three month periods and $116,000 or 16.0 percent increase when comparing the six month periods ended June 30, 2004 and 2003. Partially offsetting the increase when comparing the quarters was a $10,000 reduction in service charge income on non-interest bearing and interest-bearing checking accounts.

Income on cash surrender value of insurance represents the earnings on life insurance policies in which the Bank is the beneficiary. The earnings on these policies were $70,000 and $78,000 for the three months ended June 30, 2004 and 2003, respectively. For the six-month period earnings on these policies decreased $17,000 to $138,000. The insurance carriers reset the rates on these policies annually. The decline in income between 2003 and 2004 is a result of a lower earnings rate resulting from the lower interest rate environment.

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over the period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. Mortgage servicing fees for the three and six-month periods ended June 30, 2004 was $69,000 and $63,000, respectively. Included in these amounts is a $51,000 and $29,000 positive adjustment to the valuation allowance for impairment resulting from the increase in interest rates


                                   Form 10-Q
                                    Page 17

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


NON-INTEREST INCOME (CONTINUED)

during the second quarter of 2004. Mortgage servicing fees for the three month and six month periods ended June 30, 2003 were a loss of $46,000 and $105,000, respectively. Included in these amounts is a $53,000 and $128,000 valuation allowance for impairment. This impairment in 2003 was a result of the historically high prepayment speeds on mortgages resulting from the record level of mortgage refinancing activity created by the low interest rate environment. Excluding the valuation allowance adjustments mortgage servicing income would have been $18,000 for the second quarter of 2004 compared to $7,000 for the second quarter of 2003 and $34,000 compared to $23,000 for six-month periods ended June 30, 2004 and 2003.

Other factors impacting mortgage servicing income is the amount of amortization of the mortgage servicing asset and the amount of mortgages serviced. When mortgage refinancing activity is high amortization expense tends to increase because when a loan is paid off, the servicing asset related to that mortgage must be expensed. Amortization expense for the three-month periods ended June 30, 2004 and 2003 was $35,000 and $43,000, respectively. For the respective six-month periods amortization expense was $71,000 and $74,000. The average balance of mortgages serviced for others was $83,677,000 for the second quarter of 2004 compared to $79,923,000 for the second quarter of 2003, an increase of
4.7 percent. The average balance of mortgages serviced was approximately $84,362,000 for the six-month period ended June 30, 2004 compared to $77,413,000 for the first six months of 2003, an increase of 9.0 percent. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

Net gains on the sale of investment securities were $217,000 for the second quarter of 2004. This compares to net gains of $147,000 for the same period in 2003. For the second quarter of 2004, QNB recorded net losses on the sale of fixed income securities of $95,000 and net gains from the equity portfolio of $312,000. During the second quarter of 2004 QNB entered into two significant bond transactions. The objective of the first transaction was to increase interest income and the yield on the portfolio by taking advantage of the 100+ increase in rates that occurred during the quarter and the continued steepness of the yield curve. QNB sold approximately $22 million of bonds at a loss of $165k. These bonds had an average book yield of 3.46%. With the proceeds QNB purchased bonds with an average yield of 5.13% for a pick-up of 167 basis points. It is estimated that the pre-tax income pickup to the average life of the bonds sold, 2.2 years, is approximately $477,000. The breakeven period on recouping the loss on the sale is approximately 7.5 months. The transaction did result in a slight increase in duration. The second transaction was entered into to clean up some CMO pools that had small balances. QNB sold approximately $2.1 million, 15 pools, at a gain of $69k. With regard to the second quarter of 2003, QNB recognized a gain of $137,000 on the sale of marketable equity securities and a gain of $10,000 on the sale of debt securities.

Net security gains were $696,000 and $302,000 for the six-month periods ended June 30, 2004 and 2003. For the six-month period 2004 gains from the equity portfolio were $581,000 while gains from the fixed income portfolio were $115,000. In addition to the two transactions discussed above, QNB, during the first quarter of 2004, sold approximately $17,000,000 in securities in three transactions. The first transaction, was for liquidity purposes, and involved the sale of approximately $6,800,000 of the lowest coupon, slowest paying mortgage-backed securities whose average life would extend in a rising interest rate environment. The primary purpose of this transaction was to fund a short-term timing difference between the withdrawal of some municipal deposits and the anticipated call of the securities purchased to match these withdrawals. This transaction resulted in a gain of $25,000. The second transaction involved the sale of the three lowest yielding corporate bonds at a gain of $84,000. Since spreads on corporate bonds had tightened, management determined that there was better value in switching to the agency sector, thereby taking a gain, and reducing credit risk without sacrificing yield or extending duration significantly. The final transaction resulted in the sale of approximately $7,600,000 in low

                                   Form 10-Q
                                    Page 18

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


NON-INTEREST INCOME (CONTINUED)

yielding callable agency bonds with high coupons that would likely be called in a short-time period. This transaction resulted in a gain of approximately $101,000.

Included in net security gains for the six-month period ended June 30, 2003 were gains of $277,000 from the sale of debt securities and $25,000 related to activity in the marketable equity securities portfolio. Included in the net gain on the equity portfolio for the six-month period was a $126,000 write-down of securities whose decline in market value below cost was deemed to be other than temporary. These securities were determined to be impaired. With regard to the sale of debt securities, QNB sold approximately $28 million of mortgage-backed securities and CMO's that were prepaying at very fast speeds. The proceeds were used to purchase lower coupon mortgage backed securities and CMO's. The purpose of these transactions was to reduce the amount of cash flow being received and also the amount of premium amortization being recorded. Management will continue to look at strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio.

QNB recorded a net loss of $2,000 on the sale of loans during the second quarter of 2004. This compares to a $489,000 gain for the same period in 2003. For the six-month periods ended June 30, 2004 and 2003 net gains on the sale of loans were $98,000 and $850,000, respectively. The sale of residential mortgages accounts for the entire gain in 2004 and $487,000 of the gain for the second quarter of 2003 and $843,000 of the gain for the six-month period 2003. The sale of student loans accounts for $2,000 and $7,000 of the gain in the three and six month periods of 2003. QNB sold approximately $138,000 and $395,000 in student loans during the second quarter and first half of 2003. Effective June 30, 2002 QNB terminated its agreement with the Student Loan Marketing Association (SLMA). QNB no longer originates student loans for sale but works on a fee based referral basis instead. The remaining balance in the portfolio was sold during the second quarter of 2003.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. As mentioned previously, the decline in interest rates during 2003 to historically low levels resulted in record mortgage refinancing activity and significant gains on the sale of these loans in 2003. With the increase in rates during 2004, mortgage activity has slowed significantly. Gains are usually recorded as rates fall while rising rates tend to result in losses. QNB originated $2,312,000 and $15,481,000 in mortgages held for sale during the second quarter of 2004 and 2003 and $4,990,000 and $23,546,000 during the respective six-month periods. Proceeds from the sale of residential mortgages were approximately $2,355,000 and $15,785,000 during the second quarters of 2004 and 2003, respectively. For the six-month periods proceeds from the sale of residential mortgage loans amounted to $6,278,000 and $25,693,000, respectively. As of June 30, 2004 and 2003 QNB had $125,000 and $2,356,000 in mortgage loans classified as held for sale. These loans are accounted for at lower of cost or market.

Other operating income decreased $5,000 to $141,000 during the second quarter of 2004. A $14,000 increase in retail brokerage income and a $3,000 increase in merchant processing income were offset by a $22,000 decrease in dividends from QNB's minority ownership of Bankers Settlement Services of Eastern Pennsylvania, LLC, a title insurance company. The dividend decrease reflects the sharp decline in residential mortgage refinance activity in 2004.

For the six-month period other operating income decreased $9,000 or 3.0 percent to $296,000. Included in other operating income in 2003 was a $47,000 derivative gain on residential mortgage loans held for sale that have been committed but not settled and $26,000 in dividends from the title insurance company. This loss of income was partially offset by a $23,000 increase in retail brokerage income, an $11,000 increase in merchant

                                   Form 10-Q
                                    Page 19

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


NON-INTEREST INCOME (CONTINUED)

processing income, an $8,000 increase in commission on the sale of checks to customers, an $8,000 increase in safe deposit box income and a $9,000 refund of prior years sales tax payments.

NON-INTEREST EXPENSE

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services and various other operating expenses. Total non-interest expense of $3,181,000 for the quarter ended June 30, 2004 represents an increase of $104,000 or 3.4 percent from levels reported in the second quarter of 2003. Total non-interest expense for the six months ended June 30, 2004 was $6,259,000, an increase of $103,000 or 1.7 percent over 2003 levels

Salaries and benefits, the largest component of non-interest expense, decreased $49,000 or 2.8 percent to $1,712,000 for the quarter ended June 30, 2004 compared to the same quarter in 2003. Salary expense decreased $84,000 or 5.8 percent during the period to $1,359,000 while benefits expense increased $35,000 or 10.8 percent to $353,000. Included in salary expense for the three months ended June 30, 2003 was an accrual of $155,000 related to the incentive compensation plan. There was no accrual in the three month period ended June 30, 2004. Excluding the impact of the accrual for the incentive compensation plan in 2003, salary expense increased 5.5 percent for the three-month period. Merit increases and an increase in the number of employees contributed to the increase in salary expense. The number of full time-equivalent employees increased by six when comparing the second quarters of 2004 and 2003. Contributing to the increase in full time-equivalent employees was the opening of a supermarket branch during the second quarter of 2004. The increase in benefits expense is primarily the result of an increase in medical insurance premiums and costs associated with employee education.

For the six-month period ended June 30, 2004 salaries and benefits expense decreased $31,000 to $3,506,000 compared to the same period in 2003. Salary expense decreased by $59,000 or 2.1 percent while benefits expense increased by $28,000 or 4.1 percent when comparing the two periods. Included in salary expense for the six months ended June 30, 2004 and 2003 were accruals of $100,000 and $300,000 related to the incentive compensation plan. Excluding the impact of the accruals for the incentive compensation plan salary expense increased 5.5 percent for the six-month period. The number of full time-equivalent employees increased by four when comparing the six-month periods. QNB monitors, through the use of various surveys, the competitive salary information in its markets and makes adjustments where appropriate.

Net occupancy expense increased $41,000 to $238,000 when comparing the second quarter of 2004 to the second quarter of 2003. For the six-month period, net occupancy expense increased $64,000 to $489,000. Contributing to the increase in both the three and six-month periods was higher costs related to building maintenance, utilities and rent expense. The addition of the new supermarket branch contributed to the increase in net occupancy expense.

Furniture and equipment expense increased $5,000 or 1.9 percent to $274,000 when comparing the three-month periods ended June 30, 2004 and 2003 but decreased $22,000 or 4.1 percent to $517,000 when comparing the six-month periods. For the three-month periods a $14,000 increase in equipment maintenance expense offset a $9,000 reduction in depreciation expense. For the six-month periods depreciation expense decreased $26,000 while equipment maintenance costs increased by $10,000. Depreciation expense will likely increase during the second half of 2004 as several technology projects are completed.

                                   Form 10-Q
                                    Page 20

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


NON-INTEREST EXPENSE (CONTINUED)

Marketing expense increased $33,000 to $148,000 for the quarter ended June 30, 2004 and $40,000 to $$255,000 for the six-month period. Advertising expense increased $22,000 and public relations expense increased $7,000 when comparing the two quarters. An increase use of billboards for product advertising, along with costs associated with the opening of the new branch, contributed to the increase in these categories. In addition to the items mentioned for the three-month period, costs associated with a customer newsletter and an increase in contributions and sponsorships contributed to the increase for the six-month period.

Third party services are comprised of professional services including legal, accounting and auditing and consulting services as well as fees paid to outside vendors for support services of day-to-day operations. These include Trust services, retail non-deposit services, correspondent banking services, investment security safekeeping and supply management services, to name a few. Third party services expense was $175,000 in the second quarter of 2004 compared to $168,000 for the second quarter of 2003. An increase in auditing costs and technology services was partially offset by lower costs related to Trust services. For the six-month period third party services decreased $29,000 to $330,000. The use of an executive search firm in 2003 to fill an open Trust officer position was the primary contributor to the higher third party service expense in 2003. Also contributing to the higher costs in 2003 were consulting and training costs related to the installation of an upgrade to the item processing system. Partially offsetting these items were higher internal and external auditing costs and costs associated with the outsourcing of the statement printing and mailing function which began in the second quarter of 2003.

Telephone, postage and supplies expense was $140,000 for the three months ended June 30, 2004 compared to $126,000 for the same period ended June 30, 2003. For the six-month periods these categories decreased $7,000 to $256,000. The outsourcing of the statement mail function mentioned above, contributed to the $5,000 and $28,000 decrease in postage expense for the three and six month periods. Telephone expense increased $11,000 when comparing the three-month periods and $14,000 when comparing the six-month periods. The increase in telephone expense for the quarter relates to costs associated with an additional T-1 line as well as costs associated with the new branch.

The major components of other expense are regulatory costs, insurance costs, membership fees, courier expense, ATM and debit card expense, loan origination costs and directors fees. Other expense for the second quarter of 2004 was $362,000, an increase of $26,000 or 7.7 percent. Contributing to the variance was a $14,000 increase in ATM and debit card expense, a $4,000 increase in directors and officers insurance and a $5,000 increase in classified advertising. For the six-month period other expense increased $32,000 or 5.0 percent to $675,000. These same categories increased $23,000, $9,000 and $7,000, respectively. The increase in the ATM and debit card expense relates to both an increase in rates by the processor and an increase in usage by customers. The increase in insurance costs relates primarily to an increase in coverage while the increase in classified advertising relates to filling open staff positions as well as positions for the new branch.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 2004 QNB's net deferred tax asset was $1,443,000. The primary components of deferred taxes are a deferred tax asset of $739,000 relating to the allowance for loan losses and a deferred tax asset of $751,000 resulting from the SFAS No.115 adjustment for available-for-sale investment securities. As of June 30, 2003 QNB's net deferred tax liability was $1,168,000. A deferred tax asset of $726,000 related to the allowance for loan losses was offset by a deferred tax liability of $2,009,000 resulting from the SFAS No. 115 adjustment

                                   Form 10-Q
                                    Page 21

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


INCOME TAXES (CONTINUED)

for available-for-sale investment securities. The decrease in the market value of the available-for-sale investment portfolio resulting from increasing interest rates accounts for the change to a deferred tax asset from a deferred tax liability.

The realizability of deferred tax assets is dependent upon a variety of factors including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. A valuation allowance of $138,000 was established as of March 31, 2003 to offset a portion of the tax benefits associated with certain impaired securities that management believed may not be realizable. This valuation allowance was reversed during 2003 as a result of the ability to realize tax benefits associated with certain impaired securities, due to the increase in unrealized gains of certain equity securities. Based upon these and other factors, management believes it is more likely than not that QNB will realize the benefits of these remaining deferred tax assets. The net deferred tax asset (liability) is included in other assets (liabilities) on the consolidated balance sheet.

Applicable income taxes and effective tax rates were $426,000 or 21.9 percent for the three-month period ended June 30, 2004, and $489,000 or 23.1 percent for the same period in 2003. The lower rate for the second quarter of 2004 compared to the second quarter of 2003 is a result of an increase in the proportion of tax-free loan and investment income and income from bank owned life insurance relative to pre-tax income. For the six-month period applicable income taxes and effective tax rates were $922,000 or 22.2 percent and $945,000 or 23.0 percent Contributing to the higher effective tax rate for the six-month period in 2003 was an additional $43,000 valuation allowance on capital losses recorded during the first quarter of 2003 for the impairment of equity securities. The effective tax rate without the valuation allowance would have been 22.0 percent.

BALANCE SHEET ANALYSIS

The Balance Sheet Analysis reviews average balance sheet data for the six months ended June 30, 2004 and 2003, as well as the period ended balances as of June 30, 2004 and December 31, 2003.

Average earning assets for the six-month period ended June 30, 2004 increased $33,485,000 or 7.1 percent to $508,534,000 from $475,049,000 for the six months ended June 30, 2003. Average investments increased $28,662,000 or 12.5 percent while average loans increased $10,201,000 or 4.5 percent. Average Federal funds sold decreased $5,984,000 when comparing these same periods.

While average loan growth was modest when comparing the two six-month periods, significant loan growth has occurred since both June 30, 2003 and December 31, 2003. Total loans have increased 9.6 percent between June 30, 2003 and June 30, 2004 and 12.1 percent since December 31, 2003. The year over year comparison takes out some of the seasonality of commercial line of credit borrowings. A major factor in the growth in total loans is the use of a formal business development and calling program encompassing lending personnel, branch personnel and executive management. This program was strengthened in 2003 by the appointment of a business development officer. The focus of this program is to both develop new lending and deposit relationships as well as strengthen existing relationships. The initial business development process was enhanced in 2002 with the development of a bank-wide sales initiative that concentrated on sales training, particularly with regard to identifying lending opportunities. This program was further expanded in 2003 to include an incentive compensation program that rewards employees not only for loan growth, but also for asset quality and profitability. Despite the weak economy and extremely competitive environment, QNB was successful in increasing total loans, while maintaining excellent asset quality.

                                   Form 10-Q
                                    Page 22

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


BALANCE SHEET ANALYSIS (CONTINUED)

Average commercial loans and average home equity loans increased $12,434,000 and $6,064,000, when comparing the first half of 2004 to the first half of 2003 while average residential mortgage loans and average consumer type loans decreased $7,531,000 and $892,000 during this same period. The increase in average commercial loans reflects the success of the business development program mentioned above. The 13.1 percent increase in home equity loans reflects their popularity with consumers; especially those refinancing existing residential mortgage loans, because they have lower origination costs than residential mortgage loans. It also reflects the introduction of a more competitive variable rate home equity line of credit priced at prime minus .50 percent introduced in late 2003. The decrease in residential mortgage loans is a result of the decision by management to sell most residential mortgage loan production in the secondary market because of the interest rate risk associated with the low interest rates.

The growth in average earning assets was funded by increases in non-interest-bearing deposit accounts, interest-bearing deposit accounts and short-term borrowings. Average non-interest bearing demand accounts increased $3,379,000 or 7.1 percent, while average interest-bearing deposit accounts increased $25,685,000 or 7.3 percent. The "Free Checking" promotion, as well as the acquisition of new business accounts were significant factors in the increase in non-interest bearing deposits.

The growth in average interest-bearing deposit accounts is primarily centered in interest bearing demand deposit accounts which increased $20,475,000 or 26.9 percent. The majority of this growth can be attributed to the development of relationships with several school districts and municipalities. Most of these deposits are seasonal and were withdrawn during the first quarter of 2004. It is anticipated that these funds will flow back in during the third quarter of 2004. Average savings accounts increased $4,945,000 or 10.0 percent. The continued growth in savings deposits can be attributed to consumers looking for the relative safety of bank deposits despite the low interest rate environment. The challenge will be to retain these deposits as interest rates increase and confidence in the equity markets improves.

Average time deposits decreased $1,272,000 to $192,649,000 when comparing the first half of 2004 to the same period in 2003. A $2,477,000 increase in average time deposits with balances less than $100,000 partially offset a $3,749,000 decrease in average time deposits with balances of $100,000 or more. Increasing time deposit balances will be a challenge because of the extreme rate competition for time deposits, particularly with maturities over two years. Matching or beating competitor's rates could have a negative impact on the net interest margin.

Total assets at June 30, 2004 were $558,070,000, compared with $550,831,000 at December 31, 2003, an increase of 1.3 percent. The slow growth in total assets reflects the run-off of the municipal deposits as was expected. The increase in assets from December 31, 2003 to June 30, 2004 was primarily centered in loans, which increased $28,067,000. To help fund this loan growth, investment securities decreased $17,249,000 and federal funds sold decreased $4,532,000. In addition federal funds purchased increased $7,949,000. As mentioned previously, investment securities were purchased to closely match the anticipated withdrawal of the municipal deposits. The increase in other assets reflects the increase in the deferred tax asset related to the FASB 115 available-for-sale market value adjustment.

While total deposits increased $4,930,000 from $438,639,000 at December 31, 2003 to $443,569,000 at June 30, 2004, interest bearing demand accounts decreased $15,880,000, with municipal interest bearing deposits decreasing $19,288,000. Money market balances remained flat despite the withdrawal of $5,000,000 in municipal funds. Growth in non-interest bearing demand accounts, savings accounts and time deposits helped offset the impact from the withdrawal of the municipal deposits. Non-interest bearing demand accounts

                                   Form 10-Q
                                    Page 23

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


BALANCE SHEET ANALYSIS (CONTINUED)

increased $8,030,000 or 15.9 percent to $58,498,000 at June 30, 2004. Savings accounts increased $4,161,000 or 8.0 percent and time deposits increased $8,622,000 or 4.5 percent from December 31, 2003 to June 30, 2004.

At June 30, 2004 the fair value of investment securities available-for-sale was $248,276,000 or $2,208,000 below the amortized cost of $250,484,000. This compares to a fair value of $260,631,000 or $3,547,000 above the amortized cost of $257,084,000 at December 31, 2003. An unrealized holding loss, net of taxes, of $1,457,000 was recorded as a decrease to shareholders' equity at June 30, 2004 while an unrealized holding gain of $2,341,000 was recorded as an increase to shareholders' equity at December 31, 2003. The fairly significant rise in interest rates during the second quarter of 2004 reduced the market value of the investment securities below cost, thereby eliminating the unrealized gain and creating an unrealized loss. As a result of the transactions mentioned earlier as well as the reinvestment of proceeds from callable agency securities, CMO's and mortgage-backed securities the composition of the portfolio has changed since December 31, 2003. Agency securities have decreased from 16.1 percent of the fixed income portfolio at December 31, 2003 to 7.9 percent of the portfolio at June 30, 2004, while mortgage backed securities and CMO's have increased from
24.7 percent and 26.4 percent of the portfolio to 29.1 percent and 29.2 percent of the portfolio during this same time period. The reduction in the agency portfolio reflects the call of the bonds associated with the municipal deposits. While the CMO portfolio has increased from December 31, 2003, it does reflect a reduction from the 35.0 percent at March 31, 2004. This reduction from March 2004 to June 2004 is primarily the result of the two second quarter investment transactions discussed earlier.

The available-for-sale portfolio had a weighted average maturity of approximately 5 years and 8 months at June 30, 2004 and 4 years, 1 month at December 31, 2003. The weighted average tax-equivalent yield was 4.76 percent and 4.61 percent at June 30, 2004 and December 31, 2003. The weighted average maturity is based on the stated contractual maturity of all securities except for mortgage-backed securities and CMOs, which are based on estimated average life. The maturity of the portfolio may be shorter because of call features in many debt securities and because of prepayments on mortgage-backed securities and CMOs. However, the estimated average life could be longer if rates were to increase and principal payments on mortgage-backed securities and CMOs would slow. The interest rate sensitivity analysis reflects the repricing term of the securities portfolio based upon estimated call dates and anticipated cash flows assuming management's most likely interest rate environment. The expected repricing term of the available-for-sale portfolio was 4 years, 6 months at June 30, 2004 and 3 years, 7 months at December 31, 2003, based on these assumptions. The increase in both weighted average maturity and repricing term reflect the extension of the CMO and mortgage-backed portfolio with the increase in interest rates and the call of the shorter agency bonds associated with the municipal deposits. QNB rate shocks the investment portfolio to analyze the impact of rising and falling interest rates. A 100 basis point increase in interest rates would extend the average life of the available-for-sale portfolio to approximately 6 years, 6 months and reduce the market value by approximately 4.4 percent while a 100 basis point decrease in interest rates would shorten the average life by to approximately 4 years, 2 months and increase the market value by approximately 3.0 percent.

During the second quarter of 2002, management and the Board of Directors approved that all future purchases of investment securities will be categorized as available-for-sale. While there is the potential for increased volatility of shareholder's equity due to market value changes, management believes it will provide for more flexibility in managing the portfolio. Investment securities held-to-maturity are reported at amortized cost. The held-to-maturity portfolio is primarily comprised of tax-exempt municipal securities. As of June 30, 2004 and December 31, 2003, QNB had securities classified as held-to-maturity with an amortized cost of $7,118,000 and $12,012,000 and a market value of $7,255,000 and $12,334,000, respectively. The held-to-maturity portfolio had a

                                   Form 10-Q
                                    Page 24

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


BALANCE SHEET ANALYSIS (CONTINUED)

weighted average maturity of approximately 4 years, 3 months at June 30, 2004 and 2 years, 11 months at December 31, 2003. The weighted average tax-equivalent yield was 6.65 percent at June 30, 2004 and 6.59 percent at December 31, 2003.

LIQUIDITY

Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. QNB manages its mix of cash, Federal funds sold, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities, net interest income and fee income. The portfolio of investment securities available-for-sale and QNB's policy of selling certain residential mortgage originations in the secondary market also provide sources of liquidity. Additional sources of liquidity are provided by The Quakertown National Bank's membership in the Federal Home Loan Bank and a $10,000,000 unsecured Federal funds line granted by the Bank's correspondent.

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale were $270,633,000 and $288,136,000 at June 30, 2004 and
December 31, 2003. These sources should be adequate to meet normal fluctuations in loan demand and or deposit withdrawals. During the second quarter of 2004, QNB used overnight borrowings from the FHLB and its Federal funds line to help fund the significant loan growth at the end of the quarter. QNB could have sold investment securities instead of using short-term borrowings to fund the loan growth, but decided it made financial sense to use low costing funds as opposed to selling higher yielding investment securities. In addition, the Federal funds line has been used during the first half of 2004 because of small timing differences between the withdrawal of funds by the municipalities and the receipt of the proceeds from the securities matched against these deposits. Federal funds sold were $7,949,000 at June 30, 2004.

Approximately $55,562,000 and $84,425,000 of available-for-sale securities at June 30, 2004 and December 31, 2003 were pledged as collateral for repurchase agreements and deposits of public funds. In addition, under terms of its agreement with the Federal Home Loan Bank, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and Agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the Federal Home Loan Bank. The decline in the amount of pledged securities reflects the decline in balances from the municipalities.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. QNB's cash and cash equivalents decreased $3,834,000 to $26,066,000 at June 30, 2004. This compares to a $9,878,000 increase during the six months of 2003. Operating activities provided $4,609,000 in cash flow in the first six months of 2004, compared to $5,721,000 in the same period of 2003. Net income and the net activities associated with the origination and sale of residential mortgages account for most of the net cash provided by operating activities during the first half of 2004 and 2003. The reduction in net cash provided by operating income when comparing the two periods is primarily the result of the slowdown in residential mortgage activity.

Net cash used by investing activities was $16,895,000 and $16,864,000 during the first six months of 2004 and 2003, respectively. The net increase in loans of $28,021,000 and $22,220,000 was the primary use of cash during both periods. Proceeds from the call, maturity and sales of investment securities exceeded the purchase

                                   Form 10-Q
                                    Page 25

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


LIQUIDITY (CONTINUED)

of investment securities by $11,774,000 and $5,708,000 during the first six months of 2004 and 2003, respectively. A significant portion of this activity in 2004 was used to fund the deposit run-off of the municipal deposits, as expected.

Net cash provided by financing activities was $8,452,000 and $21,021,000 during the first half of 2004 and 2003, respectively. Non-interest bearing deposits increased $8,030,000 and time deposits increased $8,622,000 during the first six months of 2004. Partially offsetting this growth was the decline in interest bearing non-maturity deposits which decreased $11,722,000. The withdrawal of $24,288,000 of municipal funds during the first half of 2004 contributed to this decline in non-maturity deposits. It is anticipated that this money will be re-deposited during the third quarter of 2004. Short-term borrowings increased by $4,627,000 as a result of the Federal funds purchases as discussed above. With regard to 2003, the increase in deposits of $28,470,000 offset the decline in short-term borrowings of $6,539,000. The decrease in short-term borrowings is primarily the reduction of balances held by one repurchase agreement customer.

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB's shareholders' equity at June 30, 2004 was $41,778,000 or 7.49 percent of total assets compared to shareholders' equity of $43,440,000 or 7.89 percent at December 31, 2003. Shareholders' equity at June 30, 2004 includes a negative adjustment of $1,457,000 related to unrealized holding losses, net of taxes, on investment securities available-for-sale, while shareholders' equity at December 31, 2003 includes a positive adjustment of $2,341,000. Without these adjustments shareholders' equity to total assets would have been 7.75 percent and 7.46 percent at June 30,2004 and December 31, 2003. The increase in the ratio reflects the growth in retained earnings exceeding the growth in total assets between December 31, 2003 and June 30, 2004.

Shareholders' equity averaged $42,040,000 for the first six months of 2004 and $39,286,000 during all of 2003, an increase of 7.0 percent. The ratio of average total equity to average total assets increased to 7.74 percent for 2004, compared to 7.46 percent for 2003. The increase in the equity to asset ratio is a function of the growth in average equity outpacing the growth in total average assets.

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

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based and 4.00 percent for leverage. Under the requirements, QNB has a Tier I capital ratio of 12.28 percent and 12.49 percent, a total risk-based ratio of 13.12 percent and 13.39 percent and a leverage ratio of 7.78 percent and 7.38 percent at March 31, 2004 and December 31, 2003, respectively. The decline in both the Tier I capital ratio and total risk-based ratio reflects the change in the balance sheet composition with growth in loans, primarily commercial loans and the reduction in investment securities and federal funds sold. Loans are usually assigned a higher risk weighting than investment securities and federal funds sold.

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

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At June 30, 2004, interest-earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $209,096,000. Interest-sensitive liabilities scheduled to mature or reprice within one year were $162,548,000. The one-year cumulative gap, which reflects QNB's interest sensitivity over a period of time, was a positive $46,548,000 at June 30, 2004. The cumulative one-year gap equals 8.78 percent of total rate sensitive assets. These results are similar to QNB's one-year gap position at December 31, 2004. This positive or asset sensitive gap will generally benefit QNB in a rising interest rate environment, while falling interest rates could negatively impact QNB.

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

Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies. Based on the simulation model, net interest income for the next twelve months is expected to increase compared to the prior twelve months. This is a result of the growth in earning assets. The net interest margin is anticipated to be relatively stable over the next twelve months

If interest rates are 100 basis points higher than management's most likely interest rate environment, the simulation model projects net interest income for the next twelve months to be higher than the most likely scenario as a result of an increase in the net interest margin. These results reflect the asset sensitive position of the bank, particularly with regard to the variable rate portion of the loan portfolio. If interest rates are 100 basis points lower than management's most likely interest rate environment, the model projects net interest income for the next twelve months to be significantly lower than the most likely scenario. The reduction in net interest income is a result of floors built into the deposit assumptions because management believes it would be difficult to reduce rates paid on deposits much further. However, rates on earning assets would reprice lower. The direction of these results is consistent with the results anticipated by the gap analysis. While management performs a downward rate shock of 100, 200 and 300 basis points, it believes, given the level of interest rates at June 30, 2004, that it is unlikely that interest rates would decline by 200 or 300 basis points.

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

The nature of QNB's current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At June 30, 2004, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

                                   Form 10-Q
                                    Page 28

                            QNB CORP. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


INTEREST RATE SENSITIVITY (CONTINUED)

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

------------------------------------------------------------------------------------------------------------------------------
Change in Interest Rates                                       Net Interest Income        Dollar Change        Percent Change
------------------------------------------------------------------------------------------------------------------------------
+300 Basis Points..........................................         $17,540               $1,285               7.91%
+200 BasisPoints...........................................          17,211                  956               5.88
+100 BasisPoints...........................................          16,814                  559               3.44
FLAT RATE..................................................          16,255                    -                  -
-100 BasisPoints...........................................          14,868               (1,387)             (8.53)

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

                                 JUNE 30, 2004

Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities

           None.

Item 3.    Default Upon Senior Securities

           None.

Item 4.    Submission of Matters to Vote of Securities Holders

           The 2004 Annual Meeting (the "Meeting") of the shareholders of QNB Corp. (the Registrant") was held on May 18, 2004. Notice of the Meeting was mailed to shareholders of record on or about April 19, 2004, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

           The Meeting was held for the following purpose:
           (1) To elect three (3) Directors

           There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker non-votes for each of the nominees for election to the Board of Directors were as follows:

           Nominee                             For            Withhold
           -------                             ---            --------
           Norman L. Baringer                2,507,265         1,290
           Charles M. Meridith, III          2,475,959        32,596
           Gary S. Parzych                   2,507,961           594

           The continuing directors of the Registrant are:
           Kenneth F. Brown, Henry L. Rosenberger, Edgar L. Stauffer, Dennis Helf, G. Arden Link and Thomas J. Bisko.


Item 5.    Other Information

           None.

                                   Form 10-Q
                                    Page 30

                           PART II. OTHER INFORMATION

                                 JUNE 30, 2004

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

    Exhibit 11 Statement Re: Computation of Earnings Per Share. (Included in Part I, Item I, hereof.)

     Exhibit 32.1     Certification of Principal Executive Officer

     Exhibit 32.2     Certification of Principal Financial Officer

                                   Form 10-Q
                                    Page 31

                            QNB CORP. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                                 JUNE 30, 2004

Item 6.    Exhibits and Reports on Form 8-K (Continued)

                 (b) Reports on Form 8-K

                      Filed April 28, 2004, Press release dated April 27, 2004 reporting first quarter 2004 net income.

                                   Form 10-Q
                                    Page 32

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  QNB Corp.




Date:  August 13, 2004                            By: /s/ Thomas J. Bisko
     -----------------------------
                                                  ---------------------------
                                                  Thomas J. Bisko
                                                  President/CEO


Date:  August 13, 2004                            By: /s/ Robert C. Werner
     -----------------------------
                                                  ---------------------------
                                                  Robert C. Werner
                                                  Vice President


Date:  August 13, 2004                            By: /s/ Bret H. Krevolin
     -----------------------------
                                                  ---------------------------
                                                  Bret H. Krevolin
                                                  Chief Financial Officer

                                   Form 10-Q
                                    Page 33