Form 10-Q
period 2004-09-30
QNB CORP
filed 2004-11-15
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

(Mark One)
  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September, 30, 2004
                              --------------------------------------------------

                                       OR
  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________


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


Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes____ No_X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at November 10, 2004
Common Stock, par value $.625                               3,096,865

                            QNB CORP. AND SUBSIDIARY

                                   FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2004


                                     INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                                                                 PAGE

            Consolidated Statements of Income for Three and Nine
                 Months Ended September 30, 2004 and 2003.....................................................1

            Consolidated Balance Sheets at September 30, 2004
                and December 31, 2003.........................................................................2

            Consolidated Statements of Cash Flows for Nine
                Months Ended September 30, 2004 and 2003......................................................3

            Notes to Consolidated Financial Statements........................................................4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION................................................................9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
            MARKET RISK .....................................................................................31

ITEM 4.  CONTROLS AND PROCEDURES.............................................................................31

                                    PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ..................................................................................32

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND
            USE OF PROCEEDS .................................................................................32

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ....................................................................32

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS..............................................32

ITEM 5.  OTHER INFORMATION ..................................................................................32

ITEM 6.  EXHIBITS ...........................................................................................32

SIGNATURES

CERTIFICATIONS


QNB Corp. and Subsidiary
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

                                                                                              (in thousands, except share data)
                                                                                                         (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           THREE MONTHS              NINE MONTHS
                                                                                        ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                                                         2004         2003         2004         2003
------------------------------------------------------------------------------------------------------------------------------------
     INTEREST INCOME
     Interest and fees on loans...................................................    $ 3,665      $ 3,554     $ 10,423      $10,777
         Interest and dividends on investment securities:
         Taxable..................................................................      2,243        2,075        6,630        6,248
         Tax-exempt...............................................................        571          515        1,666        1,561
     Interest on Federal funds sold...............................................         24           36           57          112
     Other interest income........................................................         16           23           51           79
------------------------------------------------------------------------------------------------------------------------------------
         Total interest income....................................................      6,519        6,203       18,827       18,777
------------------------------------------------------------------------------------------------------------------------------------
     INTEREST EXPENSE
     Interest on deposits
         Interest-bearing demand accounts.........................................        179          136          449          374
         Money market accounts....................................................        108           60          226          225
         Savings..................................................................         55           66          161          273
         Time ....................................................................      1,053        1,127        3,055        3,444
         Time over $100,000.......................................................        267          265          715          830
     Interest on short-term borrowings............................................         32           26           82           79
     Interest on Federal Home Loan Bank advances..................................        731          725        2,166        2,156
------------------------------------------------------------------------------------------------------------------------------------
              Total interest expense..............................................      2,425        2,405        6,854        7,381
------------------------------------------------------------------------------------------------------------------------------------
              Net interest income.................................................      4,094        3,798       11,973       11,396
     Provision for loan losses....................................................          -            -            -            -
------------------------------------------------------------------------------------------------------------------------------------
              Net interest income after provision for loan losses.................      4,094        3,798       11,973       11,396
------------------------------------------------------------------------------------------------------------------------------------
     NON-INTEREST INCOME
     Fees for services to customers...............................................        528          496        1,500        1,371
     ATM and debit card income....................................................        153          134          433          416
     Income on cash surrender value of insurance..................................         62           74          200          229
     Mortgage servicing income (loss).............................................         29           84           92         (21)
     Net gain (loss) on investment securities available-for-sale..................         66          (73)         762          229
     Net gain on sale of loans....................................................         33            3          131          853
     Other operating income.......................................................        120          220          416          525
------------------------------------------------------------------------------------------------------------------------------------
              Total non-interest income...........................................        991          938        3,534        3,602
------------------------------------------------------------------------------------------------------------------------------------
     NON-INTEREST EXPENSE
     Salaries and employee benefits...............................................      1,846        1,826        5,352        5,363
     Net occupancy expense........................................................        262          217          751          642
     Furniture and equipment expense..............................................        313          265          830          804
     Marketing expense............................................................        114          153          369          368
     Third party services.........................................................        180          184          510          543
     Telephone, postage and supplies expense......................................        126          138          382          401
     State taxes..................................................................         52           85          283          260
     Other expense................................................................        353          338        1,028          981
------------------------------------------------------------------------------------------------------------------------------------
              Total non-interest expense..........................................      3,246        3,206        9,505        9,362
------------------------------------------------------------------------------------------------------------------------------------
         Income before income taxes  .............................................      1,839        1,530        6,002        5,636
     Provision for income taxes...................................................        386          118        1,308        1,063
------------------------------------------------------------------------------------------------------------------------------------
         NET INCOME...............................................................    $ 1,453      $ 1,412     $  4,694      $ 4,573
====================================================================================================================================
         NET INCOME PER SHARE - BASIC.............................................    $   .47      $   .46     $   1.52      $  1.48
====================================================================================================================================
         NET INCOME PER SHARE - DILUTED...........................................    $   .46      $   .45     $   1.48      $  1.46
====================================================================================================================================
         CASH DIVIDENDS PER SHARE.................................................    $  .185      $  .165     $   .555      $  .495
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

                                                                                                             (in thousands)
                                                                                                              (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                                                               2004            2003
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks.................................................................................  $  21,756       $  21,534
Federal funds sold......................................................................................     11,779           4,532
------------------------------------------------------------------------------------------------------------------------------------
         Total cash and cash equivalents................................................................     33,535          26,066

Investment securities
     Available-for-sale (cost $271,504 and $257,084)....................................................    273,555         260,631
     Held-to-maturity (market value $7,343 and $12,334).................................................      7,088          12,012
Non-marketable equity securities........................................................................      3,975           3,810
Loans held-for-sale.....................................................................................        113           1,439
Total loans, net of unearned income of $23 and $153       ..............................................    261,196         232,127
     Allowance for loan losses..........................................................................     (2,591)         (2,929)
------------------------------------------------------------------------------------------------------------------------------------
         Net loans......................................................................................    258,605         229,198
Cash surrender value of insurance.......................................................................      7,806           7,585
Premises and equipment, net.............................................................................      5,844           5,090
Accrued interest receivable ............................................................................      2,865           2,823
Other assets............................................................................................      3,295           2,177
------------------------------------------------------------------------------------------------------------------------------------
Total assets............................................................................................  $ 596,681       $ 550,831
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits
     Demand, non-interest-bearing.......................................................................  $  56,001       $  50,468
     Interest-bearing demand accounts...................................................................    110,775         107,648
     Money market accounts..............................................................................     58,176          38,373
     Savings............................................................................................     54,225          52,008
     Time...............................................................................................    159,721         151,304
     Time over $100,000.................................................................................     45,176          38,838
------------------------------------------------------------------------------------------------------------------------------------
         Total deposits.................................................................................    484,074         438,639
Short-term borrowings...................................................................................      9,460          10,416
Federal Home Loan Bank advances.........................................................................     55,000          55,000
Accrued interest payable................................................................................      1,132           1,285
Other liabilities.......................................................................................      1,545           2,051
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities.......................................................................................    551,211         507,391
====================================================================================================================================

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock, par value $.625 per share;
     authorized 10,000,000 shares; 3,203,551 shares and 3,202,065 shares issued;
     3,096,865 and 3,095,379 shares outstanding.........................................................      2,002           2,001
Surplus  ...............................................................................................      8,973           8,933
Retained earnings.......................................................................................     34,635          31,659
Accumulated other comprehensive gain, net...............................................................      1,354           2,341
Treasury stock, at cost; 106,686 shares at September 30, 2004 and December 31, 2003.....................     (1,494)         (1,494)
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity..............................................................................     45,470          43,440
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                               $  596,681        $ 550,831
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

                                                                                                                    (in thousands)
                                                                                                                     (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
     NINE MONTHS ENDED SEPTEMBER 30,                                                                               2004        2003
------------------------------------------------------------------------------------------------------------------------------------
     OPERATING ACTIVITIES
       Net income.........................................................................................     $  4,694     $ 4,573
       Adjustments to reconcile net income to net cash provided by operating activities
         Depreciation and amortization....................................................................          638         632
         Securities gains  ...............................................................................         (762)       (229)
         Net gain on sale of loans .......................................................................         (131)       (853)
         Loss on disposal of premises and equipment.......................................................            3           9
         Loss on equity investment in title company.......................................................           20           -
         Proceeds from sales of residential mortgages.....................................................        7,737      39,534
         Originations of residential mortgages held-for-sale..............................................       (6,428)    (36,358)
         Proceeds from sales of student loans.............................................................            -         402
         Originations of student loans....................................................................            -        (160)
         Income on cash surrender value of insurance......................................................         (200)       (229)
         Life insurance proceeds/premiums net ............................................................          (21)        141
         Deferred income tax provision....................................................................          386          71
         Change in income taxes receivable................................................................          169        (310)
         Net (increase) decrease in interest receivable...................................................          (42)        233
         Net amortization of premiums and discounts.......................................................          652       1,136
         Net decrease in interest payable.................................................................         (153)       (189)
         Increase in other assets ........................................................................         (324)       (248)
         (Decrease) increase in other liabilities.........................................................         (383)         82
------------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities........................................................        5,855       8,237
------------------------------------------------------------------------------------------------------------------------------------
     INVESTING ACTIVITIES
       Proceeds from maturities and calls of investment securities
         available-for-sale...............................................................................       46,174      72,235
         held-to-maturity.................................................................................        4,925      15,063
       Proceeds from sales of investment securities
         available-for-sale...............................................................................       54,544      38,299
       Purchase of investment securities
         available-for-sale...............................................................................     (114,927)   (167,709)
       Net change in non-marketable securities............................................................         (165)          4
       Net increase in loans..............................................................................      (30,344)    (16,616)
       Net purchases of premises and equipment............................................................       (1,395)       (323)
------------------------------------------------------------------------------------------------------------------------------------
         Net cash used by investing activities............................................................      (41,188)    (59,047)
------------------------------------------------------------------------------------------------------------------------------------
     FINANCING ACTIVITIES
       Net increase in non-interest-bearing deposits......................................................        5,533       3,332
       Net increase in interest-bearing non-maturity deposits ............................................       25,147      39,966
       Net increase in time deposits......................................................................       14,755      13,637
       Net decrease in short-term borrowings..............................................................         (956)     (5,554)
       Cash dividends paid................................................................................       (1,718)     (1,531)
       Proceeds from issuance of common stock.............................................................           41         109
------------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities........................................................       42,802      49,959
------------------------------------------------------------------------------------------------------------------------------------
         Increase (decrease) in cash and cash equivalents.................................................        7,469        (851)
         Cash and cash equivalents at beginning of year...................................................       26,066      27,477
------------------------------------------------------------------------------------------------------------------------------------
         Cash and cash equivalents at end of period.......................................................     $ 33,535     $26,626
====================================================================================================================================
     SUPPLEMENTAL CASH FLOW DISCLOSURES
       Interest paid......................................................................................     $  7,007     $ 7,570
       Income taxes paid..................................................................................          815       1,305
       Non-Cash Transactions
         Change in net unrealized holding gains, net of taxes, on available-for-sale securities...........         (987)       (649)
     Transfer of loan to repossessed assets...............................................................        1,026           -

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)


1. REPORTING AND ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of QNB Corp. (QNB) and its wholly owned subsidiary, The Quakertown National Bank. All significant intercompany accounts and transactions are eliminated in the consolidated statements.

The consolidated balance sheet as of September 30, 2004, as well as the statements of income for the three-month period and the statements of income and cash flows for the nine-month periods ended September 30, 2004 and 2003, are unaudited. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in QNB's 2003 Annual Report incorporated in the Form 10-K.

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Certain items in the 2003 financial statements have been reclassified to conform to the 2004 financial statement presentation format. These reclassifications had no effect on net income. The results for the periods presented are not necessarily indicative of the full year. Tabular information other than share data is presented in thousands of dollars.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

STOCK SPLIT

On August 19, 2003 the Board of Directors authorized a two-for-one split of the Company's common stock, effected by a distribution on October 14, 2003 of one share for each one share held of record at the close of business on September 30, 2003. All earnings per share and common stock information is presented as if the stock split occurred prior to the earliest year included in these consolidated financial statements.

STOCK BASED COMPENSATION

At September 30, 2004, QNB has a stock-based employee compensation plan that is accounted for under the recognition and measurement principles of Accounting Principles Bulletin (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The "fair value" approach under Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, takes into account the time value of the option and will generally result in compensation expense being recorded. Each year since the inception of SFAS No. 123, QNB has disclosed, in the notes to the consolidated financial statements contained in its annual report to shareholders, what the earnings impact would have been had QNB elected the "fair value" approach under SFAS No. 123. Such disclosure is now required on a quarterly basis in accordance with SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF SFAS STATEMENT NO. 123.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)

The following table illustrates the effect of net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation.

                                                           For the Three Months         For the Nine Months
                                                            Ended September 30,         Ended September 30,
                                                            2004          2003          2004          2003
                                                            ----          ----          ----          ----

Net income, as reported                                      $1,453       $1,412       $4,694         $4,573
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects              25           26           69             78

Pro forma net income                                         $1,428       $1,386       $4,625         $4,495

Earnings per share
   Basic - as reported                                        $0.47        $0.46        $1.52          $1.48

   Basic - pro forma                                          $0.46        $0.45        $1.49          $1.45

   Diluted - as reported                                      $0.46        $0.45        $1.48          $1.46

   Diluted - pro forma                                        $0.45        $0.44        $1.46          $1.44

2. PER SHARE DATA

The following sets forth the computation of basic and diluted earnings per share (share and per share data are not in thousands):

                                                         For the Three Months          For the Nine Months
                                                          Ended September 30,           Ended September 30,
                                                          2004           2003          2004            2003
                                                          ----           ----          ----            ----

Numerator for basic and diluted earnings
per share-net income                                     $1,453         $1,412         $4,694          $4,573

Denominator for basic earnings per share-
weighted average shares outstanding                   3,096,857      3,093,722      3,096,057       3,090,721

Effect of dilutive securities-employee
stock options                                            79,689         64,610         82,214          50,088

Denominator for diluted earnings per
share- adjusted weighted average
shares outstanding                                    3,176,546      3,158,332      3,178,271       3,140,809

Earnings per share-basic                                  $0.47          $0.46          $1.52           $1.48
Earnings per share-diluted                                $0.46          $0.45          $1.48           $1.46

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)


2. PER SHARE DATA (Continued):

There were 20,000 stock options that were anti-dilutive for the three-month and nine-month periods ended September 30, 2004. There were no stock options that were anti-dilutive for the three-month or the nine-month periods ended September 30, 2003.


3. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business entity during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the periods ended September 30, 2004 and 2003 (net of the income tax effect):

                                                         For the Three Months          For the Nine Months
                                                           Ended September 30,          Ended September 30,
                                                           2004           2003         2004           2003
                                                           ----           ----         ----           ----

Unrealized  holding gains (losses) arising during
the period on securities held                             $2,855         $(995)       $(484)          $(498)

Reclassification adjustment for sold securities,
(gains) losses                                              (44)             48         (503)           (151)
                                                            ----             --         -----           -----
                                                                                      (139)22        (139)22
Net change in unrealized gains (losses) during
the period                                                 2,811          (947)         (987)           (649)


Unrealized holding (losses) gains, beginning of
period                                                   (1,457)          3,901        2,341           3,603
                                                         -------          -----        -----           -----

Unrealized holding gains, end of period
                                                          $1,354         $2,954       $1,354          $2,954
                                                          ======         ======       ======          ======

Net income                                                $1,453         $1,412       $4,694          $4,573
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during
the period                                                 2,811          (947)        (987)           (649)
                                                           -----          -----        -----           -----
Comprehensive income                                      $4,264           $465       $3,707          $3,924
                                                          ======           ====       ======          ======

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)

4. LOANS

The following table presents Loans by category as of September 30, 2004 and December 31, 2003:

                                                       September 30,          December 31,
                                                           2004                  2003
                                                       ------------           ------------
Commercial and industrial                                 $52,362                $47,196
Agricultural                                                   10                     14
Construction                                                5,571                  9,056
Real estate-commercial                                    100,289                 86,707
Real estate-residential                                    97,220                 83,703
Consumer                                                    5,766                  5,604
                                                            -----                  -----
Total loans                                               261,218                232,280
Less unearned income                                           22                    153
                                                               --                    ---
Total loans net of unearned income                       $261,196               $232,127
                                                         ========               ========

5. INTANGIBLE ASSETS

The following table presents Intangible Asset information as of September 30, 2004:

------------------------------------ ----------------------- ------------------------- ----------------------
Amortized Intangible Assets              Gross Carrying            Accumulated             Net Carrying
                                             Amount                Amortization               Amount
------------------------------------ ----------------------- ------------------------- ----------------------
Purchased deposit premium                              $511                      $353                   $158
------------------------------------ ----------------------- ------------------------- ----------------------
Mortgage servicing asset                                728                       152                    576
------------------------------------ ----------------------- ------------------------- ----------------------
  Total                                              $1,239                      $505                   $734
------------------------------------ ----------------------- ------------------------- ----------------------

The following table presents Intangible Asset information as of December 31, 2003:

------------------------------------ ----------------------- ------------------------- ----------------------
Amortized Intangible Assets              Gross Carrying            Accumulated             Net Carrying
                                             Amount                Amortization               Amount
------------------------------------ ----------------------- ------------------------- ----------------------
Purchased deposit premium                              $511                      $315                   $196
------------------------------------ ----------------------- ------------------------- ----------------------
Mortgage servicing asset                                741                       159                    582
------------------------------------ ----------------------- ------------------------- ----------------------
  Total                                              $1,252                      $474                   $778
------------------------------------ ----------------------- ------------------------- ----------------------

AGGREGATE AMORTIZATION EXPENSE

For the Nine Months ended September 30, 2004     $133

ESTIMATED AMORTIZATION EXPENSE

For the Year Ended 12/31/04               $170
For the Year Ended 12/31/05                 145
For the Year Ended 12/31/06                 135
For the Year Ended 12/31/07                 114
For the Year Ended 12/31/08                  60

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)

6. RELATED PARTY TRANSACTION

On July 21, 2004, QNB Corp.'s wholly owned subsidiary, The Quakertown National Bank (the "Bank"), entered into an agreement with a director of QNB Corp. for the purchase by the Bank of a two story building for a purchase price of $600,000. The price was determined through an independent third party appraisal. Management of QNB Corp. and the Bank believe that the transaction reflects arm's-length, negotiated terms. The Bank intends to use the acquired property for additional office space.


7. RECENT ACCOUNTING PRONOUNCEMENTS

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


OTHER-THAN-TEMPORARY IMPAIRMENT

In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in QNB's 2003 Form 10-K. In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. In September 2004, the FASB issued a proposed Staff Position, EITF Issue 03-1-a, IMPLEMENTATION GUIDANCE FOR THE APPLICATION OF PARAGRAPH 16 OF EITF 03-1 (EITF 03-1-a). EITF 03-1-a would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. In September 2004, the FASB issued a Staff Position, EITF Issue 03-1-1, EFFECTIVE DATE OF PARAGRAPHS 10-20 OF EITF ISSUE NO. 03-1 (EITF 03-1-1). EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. The delay of the effective date will be superseded concurrent with the final issuance of EITF 03-1-a. QNB is in the process of determining the impact that this EITF will have on its financial statements.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)



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


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of QNB, which are prepared in accordance with accounting principals generally accepted in the United States of America (GAAP). The preparation of these financial statements requires QNB to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. QNB evaluates estimates on an on-going basis, including those related to the allowance for loan losses, non-accrual loans, other real estate owned, other-than-temporary investment impairments, intangible assets, stock option plan and income taxes. QNB bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

QNB believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, income taxes and other-than-

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)



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

Management believes that it uses the best information available to make determinations about the adequacy of the allowance and that it has established its existing allowance for loan losses in accordance with GAAP. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected. Because future events affecting borrowers and collateral cannot be predicted with certainty, increases to the allowance may be necessary should the quality of any loans deteriorate as a result of the factors discussed above.

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

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)


CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED):

INCOME TAXES (CONTINUED)

expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, go beyond QNB's control, it is at least reasonably possible that management's judgment about the need for a valuation allowance for deferred taxes could change in the near term.

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


OVERVIEW

QNB reported net income for the third quarter 2004 of $1,453,000, or $.46 per common share on a diluted basis. This compares to $1,412,000, or $.45 per share diluted, for the same period in 2003. Net income for the first nine months of 2004 was $4,694,000, or $1.48 per diluted share, a 2.6 percent increase over the $4,573,000, or $1.46 per diluted share, for the comparable period in 2003.

Two important measures of profitability in the banking industry are an institution's return on average assets and return on average shareholders' equity. Return on average assets was 1.01 percent and 1.04 percent while the return on average equity was 13.30 percent and 14.09 percent for the three months ended September 30, 2004 and 2003, respectively. For the nine-month periods ended September 30, 2004 and 2003, return on average assets was 1.13 percent and 1.18 percent and the return on average equity was 14.75 percent and
15.74 percent, respectively.

The results for the third quarter of 2004 represent an improvement in the core earnings of QNB, as the third quarter of 2003 included several nonrecurring items that positively affected net income during the 2003 period. Included in the results for the third quarter of 2003 was the recognition of $109,000 in tax-free proceeds from life insurance contracts, a $96,000 reversal of a valuation allowance for mortgage servicing rights and a $137,000 reversal of a tax valuation allowance recorded in previous periods. The reversal of the tax valuation allowance was a result of the ability to realize tax benefits associated with certain impaired securities, due to the increase in unrealized gains of certain equity securities held by the company. These three items account for approximately $309,000 of the net income reported in the third quarter of 2003.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)

OVERVIEW (CONTINUED)

Also contributing to the results for the third quarter of 2004 compared with the third quarter of 2003 were the following:

Net Interest Income

    o $296,000, or 7.8 percent, increase in net interest income resulting from a 6.9 percent increase in average earning assets and a 3 basis point increase in the net interest margin to 3.30 percent for the third quarter of 2004 from 3.27 percent for the third quarter of 2003.

    o Reversal of $10,000 of interest on two loans, one transferred to other assets as a repossessed asset and the other paid off with a small charge-off. This reversal had a negative impact on the net interest margin of approximately 1 basis point.

    o Interest rates remained volatile during the quarter, with the yield curve flattening as short-term interest rates increased while mid-term and longer-term rates declined significantly during the quarter. Federal Reserve Bank Board raises Federal funds rate twice during the quarter, .25 percent each time. Federal funds target rate at 1.75 percent on September 30, 2004.

Non-interest Income

    o Mortgage servicing income $29,000 for the third quarter of 2004 compared with $84,000 for the third quarter of 2003. Servicing income for the 2003 quarter includes the $96,000 recovery of the valuation allowance mentioned above. Servicing income for the third quarter of 2004 includes a recovery of $3,000.

    o Gain on investment securities of $66,000 in 2004 compared to a $73,000 loss 2003. The gain in 2004 resulting primarily from sales of equity securities. The loss in 2003 was a result of transactions to reposition the fixed income portfolio to reduce the impact of premium amortization and increase the yield on the investment portfolio.

    o Higher interest rates reduced residential mortgage loan activity. Gain on sale of loans $33,000 in the 2004 quarter compared to $3,000 in 2003. The larger gain in 2004, despite the significantly lower volume, was a function of the interest rate environment between the time of application and the time of sale.

    o Loss on an equity investment in Bankers Settlement Services of Eastern Pennsylvania, LLC, a title insurance company of $20,000.

Non-interest Expense

    o Non-interest expense increases 1.3 percent; some of the increase related to the opening of QNB's first supermarket branch.

    o Salary expense increased 1.6 percent, including a $65,000 reduction in incentive compensation accrual. o Provision for income taxes and effective tax rates were $386,000, or 21.0 percent, in the third quarter of 2004 compared to $118,000, or 7.7 percent, in 2003. Lower expense and rate in 2003 was a result of reversal of tax valuation allowance and tax-free proceeds from life insurance contracts noted above.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)


OVERVIEW (CONTINUED)

Balance Sheet

    o    12.0 percent increase in average loans, primarily commercial.

    o    5.9 percent increase in average investment securities.

    o 7.4 percent increase in average deposits centered in growth of interest-bearing demand accounts and money market accounts. Total deposits increased $38,226,000, or 8.6 percent, between September 30, 2003 and September 30, 2004. Approximately $18,000,000 resulted from an increase in municipal and school district deposits.

    o Non-performing assets increased to $1,552,000 at September 30, 2004. This compares to $68,000 at September 30, 2003. Transfer of loan to repossessed asset account for $1,026,000. $350,000 charged-off through the allowance for loan losses at time of transfer. Despite the charge-off, the analysis of the allowance for loan losses determined that no additional provision for loan losses was needed.

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

Net interest income increased 7.8 percent, to $4,094,000, for the quarter ended September 30, 2004 as compared to $3,798,000 for the quarter ended September 30, 2003. On a tax-equivalent basis, which allows for the comparison of tax-exempt loans and investments to taxable loans and investments, net interest income also increased by 7.8 percent from $4,136,000 for the three months ended September 30, 2003 to $4,459,000 for the same period ended September 30, 2004. As has been the trend for the past three years, the ability to increase net interest income has primarily been as a result of the growth in deposits and the investment of these deposits into loans and investment securities. This deposit growth was once again aided by economic uncertainty, the conflict in Iraq and the threat of terrorism. Investors continued to look to the safety of bank deposits and the U.S. Government bond market. Also contributing to the growth in deposits during both 2004 and 2003, with an impact on third quarter and nine-month averages for 2004, was a significant increase in deposits of local municipalities and school districts. The majority of these deposits are seasonal with the funds being deposited during the third quarter and withdrawn over the next nine months. These deposits were primarily invested in securities whose cash flow will closely match the anticipated run-off of the deposits.

Average deposits increased $31,813,000, or 7.4 percent, when comparing the third quarters of 2004 and 2003. These deposits were used to fund the $27,827,000, or
12.0 percent, increase in average loans and the $14,727,000, or 5.9 percent, increase in average investment securities.

Interest rates have been volatile during the first nine months of 2004. The historically low interest rate environment of the past three years ended during the second quarter of 2004 as interest rates turned higher in anticipation of strong growth in the U.S economy and fears of inflation caused by higher oil prices. However, interest rates headed lower during the third quarter as some economic and employment reports were not as strong as anticipated. The yield curve continued to flatten during the quarter as short-term rates declined to a smaller degree than mid and longer-term rates. Since June 30, 2004 the Federal Reserve Board has raised the

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)


NET INTEREST INCOME (CONTINUED)

target Federal funds rate by .75 percent to 1.75 percent. The two-year treasury security, which started 2004 at 1.82 percent, hit a low for 2004 of 1.46 percent in mid March and a high of 2.93 percent in mid June before ending the second quarter at 2.68 percent. The two-year treasury hit a low of 2.38 percent during the third quarter and finished at 2.61 percent on September 30, 2004. The 10-year treasury had a similar pattern, starting the year at 4.25 percent, reaching a low of 3.68 percent and a high of 4.87 percent before ending the second quarter at 4.58 percent. The ten-year treasury hit a low of 3.98 percent during the third quarter and finished at 4.12 percent on September 30, 2004. This flatter yield curve tends to have a negative impact on the net interest margin as deposits are usually priced off the shorter end of the curve while banks tend to purchase investment securities priced off the mid-term part of the curve. Despite the increase in market interest rates off their historic lows, the long period of historically low interest rates has had the impact of lowering the yield on earning assets and the rate paid on interest-bearing liabilities, as loans, investment securities and time deposits either repriced at lower rates or were originated at lower interest rates. The yield on earning assets on a tax-equivalent basis was 5.10 percent for the third quarter of 2004 versus 5.17 percent for the third quarter of 2003, while the rate paid on interest-bearing liabilities was 2.04 percent and 2.16 percent for the same periods. The net interest margin, on a tax-equivalent basis, increased 3 basis points to 3.30 percent for the three-month period ended September 30, 2004 compared with 3.27 percent for the same period in 2003.

The yield on loans decreased 47 basis points to 5.68 percent when comparing the third quarter of 2003 to the third quarter of 2004. The average prime rate when comparing the third quarter of 2003 to the third quarter of 2004 increased 42 basis points, from 4.00 percent to 4.42 percent. This has helped slow the decline in the yield on the loan portfolio. The yield on the loan portfolio, excluding the recognition and reversal of nonaccrual interest in both periods, was flat when comparing the second and third quarters of 2004. While QNB was positively impacted from the increases in prime rate, the overall yield on the loan portfolio did not increase proportionately, since only a percentage of the loan portfolio re-prices immediately with changes in the prime rate. The short-term benefits from an increase in the prime rate were offset by the long period of historically low interest rates which resulted in the refinancing of residential mortgage, home equity and commercial loans into lower yielding loans. The yield on the loan portfolio may continue to decline slightly during 2004 as fixed rate loans are refinanced at lower rates, adjustable rate loans re-price down as they reach their reset date and new loans are booked at the current low rates. The rate of decline or increase in loan yields will also be determined by how quickly and to what degree the Federal Reserve Board continues to increase interest rates. In anticipation of rising rates during 2004, QNB, particularly with regard to commercial loans, has attempted to originate floating rate loans indexed to the prime rate. This should help increase the yield on the loan portfolio as interest rates increase.

When comparing the third quarter of 2004 to the third quarter of 2003, the yield on investment securities increased 14 basis points to 4.69 percent from 4.55 percent. The increase in the yield on the portfolio is a result of both higher interest rates and the active management of the portfolio. During the fourth quarter of 2003 and the first half of 2004, QNB entered into several transactions in an effort to reposition the portfolio in anticipation of rising rates during 2004. These transactions were performed in an effort to reduce extension risk on mortgage backed securities and collateralized mortgage obligations (CMOs) should interest rates rise and also to increase the overall yield on the portfolio.

The increase in interest rates in 2004 from their lows in 2003, in conjunction with management's attempt to manage prepayments by selling certain faster paying CMOs and mortgage backed securities and purchasing lower coupon, lower premium mortgage backed securities and CMOs had the impact of slowing the prepayments on mortgage backed securities and CMOs. This reduced the amount of amortization of premiums on these bonds resulting in higher interest income and a higher yield. Amortization expense on investment

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)


NET INTEREST INCOME (CONTINUED)

securities for the third quarter of 2004 was $134,000 compared to $323,000 for the same period in 2003. The yield on the investment portfolio will likely decline during the fourth quarter as the deposits received from the school districts were invested in short-term investments which have a lower yield than the overall portfolio.

While total interest income on a tax-equivalent basis increased $343,000 when comparing the third quarter of 2004 to the third quarter of 2003, total interest expense increased $20,000. The increase in interest expense was a result of an increase in deposit balances offsetting a decline in the rate paid on total interest bearing deposits. The rate paid on interest bearing deposits decreased from 1.74 percent to 1.63 percent for the quarters ended September 30, 2003 and 2004. The impact of lower rates on time deposits was the greatest contributor to the decline in the rate paid on interest bearing deposits. Total interest expense on time deposits decreased $72,000 when comparing the two quarters. The average rate paid on time deposits declined from 2.78 percent to 2.61 percent when comparing the two periods. Like fixed-rate loans, certificates of deposit reprice over time and therefore have less of an immediate impact on costs in either a rising or falling rate environment. However, given the extended period of low interest rates, most time deposits have already repriced lower and therefore the costs of time deposits will likely not decline further. In fact, the yields on time deposits have already increased as the competition for these deposits has pushed rates higher. The yield on time deposits during the second quarter of 2004 was 2.55 percent, compared to 2.61 percent during the third quarter of 2004. Average time deposits increased $2,738,000 to $201,329,000 when comparing the third quarter of 2004 to the same period in 2003. A $4,002,000 increase in average time deposits with balances less than $100,000 offset a $1,264,000 decrease in average time deposits with balances of $100,000 or more.

In response to lower market rates of interest in 2003, QNB lowered the rates paid on savings accounts. Interest expense on saving accounts declined $11,000 when comparing the third quarter of 2003 to the third quarter of 2004. The average rate paid on savings accounts declined 11 basis points to .39 percent when comparing the same time periods. Since savings accounts tend to be less sensitive to interest rate changes, QNB has been able to maintain the average yield at .39 percent for the first nine months of 2004, compared to .72 percent for the first nine months of 2003, while increasing average balances. Average savings accounts increased $3,166,000. The continued growth in savings deposits can be attributed to consumers looking for the relative safety of bank deposits despite the low interest rate environment. The challenge will be to retain these deposits as interest rates increase and confidence in the equity markets improves.

Offsetting the lower expense from time deposits and savings accounts was increased expense of interest- bearing demand accounts and money market accounts. The higher balances resulting from the school district relationships and the higher rates paid on these deposits contributed to the increase in both interest expense and the yield on both interest-bearing demand accounts and money market accounts. Interest expense on interest-bearing demand accounts and money market accounts increased $43,000 and $48,000, respectively. The average rate paid on interest-bearing demand accounts increased 8 basis points to .68 percent when comparing the third quarter of 2003 to the third quarter of 2004. The average rate paid on money market accounts increased 29 basis points to .97 percent when comparing the same periods. Also contributing to the increase in the cost of money market accounts was the increase in the rate paid on the Treasury Select Money Market Account. This product is a variable rate account indexed to the monthly average of the 91-day Treasury bill based on balances in the account. The yield on this product has increased as short-term interest rates have increased. The average balances on interest bearing demand accounts increased from $90,669,000 to $104,388,000 when comparing the third quarter of 2003 to the third quarter of 2004, while the average balances on money market accounts increased from $35,164,000 to $44,164,000 during the same time frame.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)


NET INTEREST INCOME (CONTINUED)

Management expects interest expense and the rate paid on interest-bearing deposits to increase during the last quarter of 2004 and into 2005 as competition for deposits, particularly money market and time deposits, increases. The additional deposits received during the third quarter from the school districts will also result in an increase in interest expense and the rate paid on interest-bearing deposits during the fourth quarter.

For the nine-month period ended September 30, 2004, net interest income increased $577,000, or 5.1 percent, to $11,973,000. On a tax-equivalent basis net interest income increased $624,000, or 5.0 percent. Included in net interest income for the first nine months of 2004 was $65,000 in interest and fees recognized on the pay-off of three loans that had not been accruing interest. The increase in net interest income is a result of the increase in average earning assets offsetting the decline in the net interest margin. Average earning assets increased 6.9 percent while the net interest margin declined 6 basis points. The net interest margin on a tax-equivalent basis was 3.37 percent for the nine-month period ended September 30, 2004 compared with 3.43 percent for the same period in 2003. The recognition of interest and fees on non-accrual loans during the first nine-months of 2004 had the impact of increasing the net interest margin by two basis points.

Total interest income increased $50,000 from $18,777,000 to $18,827,000 when comparing the nine-month periods ended September 30, 2003 and September 30, 2004. The increase in interest income is a result of the growth in earning assets offsetting the decline in the yield on these assets. The yield on earning assets decreased from 5.46 percent to 5.13 percent, with the yield on investment securities declining from 4.90 percent to 4.72 percent and the yield on loans declining from 6.36 percent to 5.75 percent between the nine-month periods. Average loans increased 7.0 percent to $246,049,000 while average investment securities increased 10.1 percent to $260,647,000.

Total interest expense decreased $527,000 from $7,381,000 to $6,854,000 for the nine-month periods with interest on savings accounts and time deposits accounting for $112,000 and $504,000 of the decrease. The yield on these accounts declined 33 basis points and 34 basis points when comparing the average rate paid for the nine-month periods ended September 30, 2004 and 2003. Interest expense on interest-bearing demand accounts increased $75,000 to $449,000 as average balances increased $18,189,000 to $99,262,000 for the nine-month period ended September 30, 2004.


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

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)


PROVISION FOR LOAN LOSSES (CONTINUED)

QNB's management determined no provision for loan losses was necessary for either the three or nine-month periods ended September 30, 2004 or 2003 as the results of the analysis described above resulted in an allowance for loan losses that was adequate in relation to the estimate of known and inherent losses in the portfolio. While non-performing assets and delinquent loans increased, they still remained at reasonable levels relative to the allowance for loan losses. QNB had net charge-offs of $307,000 and $2,000 during the third quarters of 2004 and 2003, respectively. For the nine-month periods ended September 30, 2004 and 2003, QNB had net charge-offs of $338,000 and $3,000, respectively. Included in net charge-offs in the third quarter of 2004, was a $350,000 charge-off related to the relinquishment of assets by a borrower to the Bank, as its secured creditor, and the transfer of this loan to other assets as a repossessed asset. This amount could increase or decrease during the fourth quarter as the assets are liquidated. Partially offsetting this charge-off was a $50,000 recovery on a loan that had been charged-off in 1998.

Non-performing assets (non-accruing loans, loans past due 90 days or more, other real estate owned and other repossessed assets) amounted to .26 percent and .01 percent of total assets at September 30, 2004 and 2003. This compares to .15 percent at December 31, 2003. The percentage increase when comparing September 2003 and September 2004 relates to the repossessed asset discussed previously as well as a loan placed on non-accrual status during the fourth quarter of 2003. Non-accrual loans were $377,000 and $57,000 at September 30, 2004 and 2003. Non-accrual loans at December 31, 2003 were $818,000. QNB did not have any other real estate owned as of September 30, 2004, December 31, 2003 or September 30, 2003. Repossessed assets were $1,026,000 at September 30, 2004. There were no repossessed assets as of December 31, 2003 or September 30, 2003.

There were no restructured loans as of September 30, 2004, December 31, 2003 or September 30, 2003 as defined in SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for loan losses was $2,591,000 and $2,929,000 at September 30, 2004 and December 31, 2003, respectively. The ratio of the allowance to total loans was .99 percent and 1.26 percent at the respective period end dates. The decline in the ratio between December 31, 2003 and September 30, 2004 was a result of both the net charge-offs and the 11.9 percent increase in total loans. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

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

At September 30, 2004 and 2003, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $376,000 and $34,000, respectively. The loans identified as impaired are collateral-dependent, with no valuation allowance necessary.

Management, in determining the allowance for loan losses, makes significant estimates. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral if collateral dependent, or the present value of future cash flows.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)


PROVISION FOR LOAN LOSSES (CONTINUED)

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


NON-INTEREST INCOME

QNB, through its core banking business, generates various fees and service charges. Total non-interest income is composed of service charges on deposit accounts, ATM and debit card income, income on bank owned life insurance, mortgage servicing fees, gains or losses on the sale of investment securities, gains on the sale of residential mortgage loans, and other miscellaneous fee income. QNB reviews all service charges and fee schedules related to its products and services on an annual basis. Except for an increase to the overdraft fee effective March 1, 2004, QNB has not materially changed these fee schedules during 2003 or the first nine months of 2004.

Total non-interest income increased $53,000, or 5.7 percent, to $991,000 for the quarter ended September 30, 2004 when compared to September 30, 2003. Included in non-interest income during the third quarter of 2003 was the recognition of $109,000 in tax-free proceeds from life insurance contracts and a $96,000 reversal of a valuation allowance for mortgage servicing rights. Partially offsetting the impact of these two items were net gains on investment securities and loans. QNB recorded securities and loan gains of $66,000 and $33,000, respectively, during the third quarter of 2004. This compares to securities losses of $73,000 and loan gains of $3,000 during the third quarter of 2003.

For the nine-month period, total non-interest income decreased $68,000, or 1.9 percent, to $3,534,000. Included in non-interest income for the nine-month periods ended September 30, 2004 and 2003 were securities gains of $762,000 and $229,000 and loan gains of $131,000 and $853,000, respectively. Also included in the nine-month period ended September 30, 2003 was the $109,000 in life insurance proceeds. Non-interest income, excluding these items, increased $230,000, or 9.5 percent, when comparing the nine-month periods.

Fees for services to customers, the largest component of total non-interest income, is primarily comprised of service charges on deposit accounts. These fees increased 6.5 percent, to $528,000 from $496,000, when comparing the two quarters and 9.4 percent or $129,000 to $1,500,000 when comparing the nine-month periods. The increase in the overdraft fee in March 2004, as well as an increase in the volume of overdrafts contributed to the $68,000, or 16.6 percent, increase in overdraft income when comparing the three month periods and $183,000, or 16.2 percent, increase when comparing the nine month periods ended September 30, 2004 and 2003. Partially offsetting the increase when comparing the three-month and nine-month periods were $17,000 and $28,000 reductions in service charge income on non-interest bearing and interest-bearing checking accounts, respectively. This decline primarily reflects the impact of a higher earnings credit rate on business non-interest bearing checking accounts resulting from increases in short-term interest rates. This earnings credit rate is applied against service charges incurred. A $21,000 and $33,000 increase in service charge reversals also partially offset the increase in overdraft income when comparing the three and nine month periods.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)


NON-INTEREST INCOME (CONTINUED)

ATM and debit card income is primarily comprised of interchange income on debit cards and ATM surcharge income for the use of QNB ATM machines by non-QNB customers. ATM and debit card income was $153,000 for the third quarter of 2004, an increase of $19,000, or 14.2 percent, from the amount recorded during the third quarter of 2003. For the nine-month periods ATM and debit card income increased 4.1 percent to $433,000. Debit card income increased $14,000, or 14.5 percent, for the three-month period and $15,000, or 4.9 percent, when comparing the nine-month periods ended September 30, 2004 and 2003. The increase in debit card income when comparing the three-month periods is a result of both increased acceptance by consumers of the card as a means of paying for goods and services and an increase in the amount earned per transaction. In the second quarter of 2003, a legal settlement between credit card companies and retailers was reached which reduced the amount earned per transaction beginning in the third quarter of 2003. This per transaction charge was increased in early 2004, but not back to the levels earned during the first half of 2003. For the three-month period, ATM surcharge income and ATM interchange income increased by $3,000 and $7,000, respectively. For the nine-month period, ATM interchange income increased $18,000 resulting from both an increase in usage and an increase in amount earned per transaction. Partially offsetting these positive variances was a reduction in annual card fee income of $5,000 for the three-month period and $19,000 for the nine-month period. In September 2003, QNB eliminated the annual fee on its debit card.

Income on cash surrender value of insurance represents the earnings on life insurance policies in which the Bank is the beneficiary. The earnings on these policies were $62,000 and $74,000 for the three months ended September 30, 2004 and 2003, respectively. For the nine-month period, earnings on these policies decreased $29,000 to $200,000. The insurance carriers reset the rates on these policies annually. The decline in income is a result of both adjustments to the accrual rate used during the previous twelve months and a lower projected rate going forward, resulting from the low interest rate environment.

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over the period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. Mortgage servicing fees for the three and nine-month periods ended September 30, 2004 were $29,000 and $92,000, respectively. Included in these amounts are a $2,000 and a $31,000 positive adjustment to the valuation allowance for impairment resulting from the increase in interest rates and the slowdown in mortgage prepayments in 2004.

Mortgage servicing fees for the quarter ended September 30, 2003 were $84,000. Included in this amount is a $96,000 reversal of a valuation allowance for impairment of mortgage servicing rights. The fair market value of the mortgage-servicing asset increased during the third quarter of 2003 as a result of the increase in interest rates and the slow down in estimated mortgage prepayment speeds. For the nine-month period ended September 30, 2003, the net mortgage servicing income was a loss of $21,000 of which $32,000 was a result of a valuation allowance. This impairment was a result of the historically high prepayment speeds on mortgages resulting from the record level of mortgage refinancing activity created by the low interest rate environment during the first half of 2003. Excluding the valuation allowance adjustments, mortgage servicing income would have been $27,000 for the third quarter of 2004 compared to a loss of $12,000 for the third quarter of 2003 and $61,000 compared to $11,000 for nine-month periods ended September 30, 2004 and 2003, respectively.

Other factors impacting mortgage servicing income is the amount of amortization of the mortgage servicing asset and the amount of mortgages serviced. When mortgage refinancing activity is high, amortization

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)


NON-INTEREST INCOME (CONTINUED)

expense tends to increase because when a loan is paid off, the servicing asset related to that mortgage must be expensed. Amortization expense for the three-month periods ended September 30, 2004 and 2003 was $24,000 and $65,000, respectively. For the respective nine-month periods, amortization expense was $95,000 and $139,000. The average balance of mortgages serviced for others was $81,728,000 for the third quarter of 2004 compared to $86,013,000 for the third quarter of 2003, a decrease of 5.0 percent. The average balance of mortgages serviced was approximately $83,477,000 for the nine-month period ended September 30, 2004 compared to $80,311,000 for the first nine months of 2003, an increase of 3.9 percent. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

The fixed income securities portfolio represents a significant portion of QNB's earning assets and is also a primary tool in liquidity and asset and liability management. QNB actively manages its fixed income portfolio and has entered into several transactions during both the first nine-months of 2004 and 2003 in an effort to take advantage of changes in the shape of the yield curve as well as changes in spread relationships in different sectors and also for liquidity purposes as needed. Net gains on the sale of investment securities were $66,000 for the third quarter of 2004. Gain on the sale of equity securities contributed $58,000, while the sale of some fixed income securities for liquidity purposes resulted in a gain of $8,000. During the third quarter of 2003, in an effort to reposition the balance sheet and reduce the banks exposure to premiums and increased amortization expense, QNB performed two transactions. These transactions resulted in a loss of $73,000 on the sale of approximately $9,500,000 in securities, but also resulted in a significant increase in yield and a reduction in prepayment and premium risk.

Net securities gains were $762,000 and $229,000 for the nine-month periods ended September 30, 2004 and 2003. For the nine-month period, 2004 gains from the equity portfolio were $639,000 while gains from the fixed income portfolio were $123,000. Included in net securities gains for the nine-month period ended September 30, 2003 were gains of $204,000 from the sale of debt securities and $25,000 related to activity in the marketable equity securities portfolio. Included in the net gain on the equity portfolio for the nine-month period was a $126,000 write-down of securities whose decline in market value below cost was deemed to be other than temporary. These securities were determined to be impaired. Management will continue to look at strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio.

QNB recorded a net gain of $33,000 on the sale of loans during the third quarter of 2004. This compares to a $3,000 gain for the same period in 2003. For the nine-month periods ended September 30, 2004 and 2003 net gains on the sale of loans were $131,000 and $853,000, respectively. The sale of residential mortgages accounts for the entire gain in 2004 and for the third quarter of 2003 and $846,000 of the gain for the nine-month period 2003. The sale of student loans accounts for $7,000 of the gain in the nine-month period of 2003. QNB sold approximately $395,000 in student loans during the first half of 2003. Effective June 30, 2003, QNB terminated its agreement with the Student Loan Marketing Association (SLMA). QNB no longer originates student loans for sale but works on a fee based referral basis instead. The remaining balance in the portfolio was sold during the second quarter of 2003.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. As mentioned previously, the decline in interest rates during 2003 to historically low levels resulted in record mortgage refinancing activity and significant gains on the sale of these loans in 2003. With the increase in rates during 2004, mortgage activity has slowed significantly. Gains are usually recorded as rates fall while rising rates tend to result in losses. QNB originated $1,438,000 and $12,812,000 in mortgages held for sale during the third quarter of 2004 and 2003 and

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)



NON-INTEREST INCOME (CONTINUED)

$6,428,000 and $36,358,000 during the respective nine-month periods. Proceeds from the sale of residential mortgages were approximately $1,459,000 and $13,841,000 during the third quarters of 2004 and 2003, respectively. For the nine-month periods proceeds from the sale of residential mortgage loans amounted to $7,737,000 and $39,534,000, respectively. The larger gain on the sale of residential mortgage loans during the third quarter of 2004, despite the significant decrease in activity is a result of the impact of rapidly changing interest rates. There was a rapid, short-term, increase in interest rates during the third quarter of 2003. This had a negative impact on the sale of mortgage loans as loans that were originated when rates had reached their lows were sold into a higher rate environment, resulting in losses. QNB does not hedge its mortgage pipeline. As of September 30, 2004 and 2003, QNB had $113,000 and $889,000 in mortgage loans classified as held for sale. These loans are accounted for at lower of cost or market.

Other operating income decreased $100,000 to $120,000 during the third quarter of 2004. Included in other operating income during the third quarter of 2003 was $109,000 from the proceeds of life insurance. An $11,000 increase in retail brokerage income and a $5,000 increase in trust department income were offset by a $13,000 decrease in dividend income from QNB's minority ownership of Bankers Settlement Services of Eastern Pennsylvania, LLC, a title insurance company. The dividend decrease reflects the sharp decline in residential mortgage refinance activity in 2004. In addition, QNB recorded a $20,000 write-down of its equity investment in the title insurance company during the third quarter of 2004. This write-down is a result of the liquidation of the company.

For the nine-month period, other operating income decreased $109,000, or 20.8 percent, to $416,000. Included in other operating income in 2003 were the life insurance proceeds and $39,000 in dividends from the title insurance company. This loss of income was partially offset by a $34,000 increase in retail brokerage income, a $9,000 increase in trust department income, a $13,000 increase in safe deposit box income and an $8,000 increase in the commission on the sale of checks to customers.


NON-INTEREST EXPENSE

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services and various other operating expenses. Total non-interest expense of $3,246,000 for the quarter ended September 30, 2004 represents an increase of $40,000, or 1.2 percent, from levels reported in the third quarter of 2003. Total non-interest expense for the nine months ended September 30, 2004 was $9,505,000, an increase of $143,000, or 1.5 percent, over 2003 levels

Salaries and benefits, the largest component of non-interest expense, increased $20,000, or 1.1 percent, to $1,846,000 for the quarter ended September 30, 2004 compared to the same quarter in 2003. Salary expense increased $24,000, or 1.6, percent during the period to $1,496,000 while benefits expense decreased $4,000, or 1.1 percent, to $350,000. Included in salary expense for the three months ended September 30, 2004 and 2003 was an accrual of $80,000 and $145,000, respectively, related to the incentive compensation plan. Excluding the impact of the accrual for the incentive compensation plan, salary expense increased 6.7 percent for the three-month period. Merit increases and an increase in the number of employees contributed to the increase in salary expense. The number of full time-equivalent employees increased by nine when comparing the third quarters of 2004 and 2003. Contributing to the increase in full time-equivalent employees was the opening of a supermarket branch during the second quarter of 2004.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)


NON-INTEREST EXPENSE (CONTINUED)

For the nine-month period ended September 30, 2004, salaries and benefits expense decreased $11,000 to $5,352,000 compared to the same period in 2003. Salary expense decreased by $35,000, or .8 percent, while benefits expense increased by $24,000, or 2.3 percent, when comparing the two periods. Included in salary expense for the nine months ended September 30, 2004 and 2003 were accruals of $180,000 and $361,000 related to the incentive compensation plan. Excluding the impact of the accruals for the incentive compensation plan, salary expense increased 3.7 percent for the nine-month period. The number of full time-equivalent employees increased by six when comparing the nine-month periods. QNB monitors, through the use of various surveys, the competitive salary information in its markets and makes adjustments where appropriate.

Net occupancy expense increased $45,000 to $262,000 when comparing the third quarter of 2004 to the third quarter of 2003. For the nine-month period, net occupancy expense increased $109,000 to $751,000. Contributing to the increase in both the three and nine-month periods was higher costs related to building maintenance, utilities and rent expense. The addition of the new supermarket branch as well as some repairs to existing branch locations contributed to the increase in net occupancy expense.

Furniture and equipment expense increased $48,000, or 18.1 percent, to $313,000 when comparing the three-month periods ended September 30, 2004 and 2003. For the nine-month periods, furniture and equipment expense increased $26,000, or
3.2 percent, to $830,000. Timing of the completion of projects had an impact on the results for both the three and nine-month periods. Contributing to the increase for the three-month period were $29,000 and $17,000 increases in depreciation and equipment maintenance expense. The increase in depreciation expense is due to the completion of several technology projects during the third quarter. When comparing the nine-month periods, equipment maintenance costs increased by $27,000, while depreciation expense increased by $4,000.

Marketing expense decreased $39,000, to $114,000, for the quarter ended September 30, 2004 and increased $1,000, to $369,000, for the nine-month period. The timing of advertising, pubic relation campaigns and sales promotions has been a major factor in the fluctuation in expenses when comparing the periods. Advertising expense decreased $21,000 when comparing the two quarters but only decreased $2,000 when comparing the nine-month periods. Public relations expense decreased $5,000 when comparing the quarters but increased $10,000 when comparing the nine-month periods and sales promotion expense increased $2,000 for the three-month period and $8,000 for the nine-month period. The use of billboards for product advertising and costs associated with the opening of the new branch contributed to an increase in marketing expense in 2004. These higher costs were offset by a reduction in donation expense, also a timing event as these costs will likely increase during the fourth quarter of 2004.

Third party services are comprised of professional services including legal, accounting and auditing and consulting services as well as fees paid to outside vendors for support services of day-to-day operations. These include Trust services, retail non-deposit services, correspondent banking services, investment security safekeeping and supply management services, to name a few. Third party services expense was $180,000 in the third quarter of 2004 compared to $184,000 for the third quarter of 2003. An increase in auditing costs was offset by lower legal and consulting costs. Included in the third quarter of 2003 were $17,000 in costs related to the use of a consultant for a telephone and technology project implemented in 2004. For the nine-month period, third party services decreased $33,000 to $510,000. The use of an executive search firm in 2003 to fill an open Trust officer position was the primary contributor to the higher third party service expense in 2003. Also contributing to the higher costs in 2003 were consulting and training costs related to the installation of an upgrade to the item processing system and consulting costs for the telephone and

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)



NON-INTEREST EXPENSE (CONTINUED)

technology project mentioned previously. Partially offsetting these items were higher internal and external auditing costs and costs associated with the outsourcing of the statement printing and mailing function which began in the second quarter of 2003.

Telephone, postage and supplies expense decreased $12,000 to $126,000 for the three months ended September 30, 2004 compared to $138,000 for the same period ended September 30, 2003. For the nine-month periods these categories decreased $19,000 to $382,000. The outsourcing of the statement mail function mentioned above, contributed to the $8,000 and $36,000 decrease in postage expense for the three and nine month periods. Telephone expense increased $4,000 when comparing the three-month periods and $18,000 when comparing the nine-month periods. The increase in telephone expense relates to costs associated with an additional T-1 line as well as costs associated with the new branch.

The major components of other expense are regulatory costs, insurance costs, membership fees, courier expense, ATM and debit card expense and directors' fees. Other expense for the third quarter of 2004 was $353,000, an increase of $15,000, or 4.4 percent. Contributing to the increase was an $11,000 increase in charge offs of checking accounts, a $5,000 increase in ATM and debit card expense, and a $5,000 increase in directors and officers insurance premiums. These increases were partially offset by a $4,000 decrease in check and coupon book charges. For the nine-month period other expense increased $47,000, or 4.8 percent, to $1,028,000. These same categories increased $4,000, $28,000 and $14,000, respectively, while check and coupon book charges decreased $13,000. The increase in the ATM and debit card expense relates to both an increase in rates by the processor and an increase in usage by customers. The increase in insurance costs relates primarily to an increase in coverage. For the nine-month period, classified advertising expense increased $7,000. This cost relates to filling open staff positions as well as positions for the new branch.


INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 2004 QNB's net deferred tax liability was $163,000. The primary components of deferred taxes are a deferred tax asset of $635,000 relating to the allowance for loan losses and a deferred tax liability of $697,000 resulting from the SFAS No.115 adjustment for available-for-sale investment securities. As of September 30, 2003, QNB's net deferred tax liability was $724,000. A deferred tax asset of $725,000 related to the allowance for loan losses was offset by a deferred tax liability of $1,522,000 resulting from the SFAS No. 115 adjustment for available-for-sale investment securities. The decrease in the market value of the available-for-sale investment portfolio resulting from increasing interest rates is the primary reason for the reduction in the deferred tax liability.

The realizability of deferred tax assets is dependent upon a variety of factors including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. A valuation allowance of $138,000 was established as of March 31, 2003 to offset a portion of the tax benefits associated with certain impaired securities that management believed may not be realizable. This valuation allowance was reversed during the third quarter of 2003 as a result of the ability to realize tax benefits associated with certain impaired securities, due to the increase in unrealized gains of certain equity securities. Based upon these and other factors, management believes it is more likely than not that QNB will realize the benefits of these remaining deferred tax assets. The net deferred tax liability is included in other liabilities on the consolidated balance sheet.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)


INCOME TAXES (CONTINUED):

Applicable income taxes and effective tax rates were $386,000, or 21.0 percent, for the three-month period ended September 30, 2004, and $118,000, or 7.7 percent, for the same period in 2003. For the nine-month period, applicable income taxes and effective tax rates were $1,308,000, or 21.8 percent, and $1,063,000, or 18.9 percent, for the same period in 2003. The lower rate for both the three and nine month periods of 2003 is a result of the reversal of the tax valuation discussed above as well as the receipt of $109,000 in tax-exempt life insurance proceeds during the third quarter of 2003. The impact of these items on the effective tax rate was 10.3 percent for the three-month period and
2.1 percent for the nine-month period.


FINANCIAL CONDITION ANALYSIS

The Balance Sheet Analysis compares average balance sheet data for the nine months ended September 30, 2004 and 2003, as well as the period ended balances as of September 30, 2004 and December 31, 2003.

Average earning assets for the nine-month period ended September 30, 2004 increased $33,439,000, or 6.9 percent, to $518,061,000 from $484,622 for the nine months ended September 30, 2003. Average investments increased $23,957,000, or 10.1 percent, while average loans increased $16,114,000, or 7.0 percent. Average Federal funds sold decreased $6,566,000 when comparing these same periods.

Total loans have increased 13.3 percent between September 30, 2003 and September 30, 2004 and 11.9 percent since December 31, 2003. The year over year comparison takes out some of the seasonality of commercial line of credit borrowings. A major factor in the growth in total loans is the use of a formal business development and calling program encompassing lending personnel, branch personnel and executive management. This program was strengthened in 2003 by the appointment of a business development officer. The focus of this program is to develop new lending and deposit relationships as well as strengthen existing relationships. The initial business development process was enhanced in 2002 with the development of a bank-wide sales initiative that concentrated on sales training, particularly with regard to identifying lending opportunities. This program was further expanded in 2003 to include an incentive compensation program that rewards employees not only for loan growth, but also for asset quality and profitability. Despite the weak economy and extremely competitive environment, QNB was successful in increasing total loans, while maintaining excellent asset quality.

Average commercial loans and average home equity loans increased $15,341,000 and $6,839,000, when comparing the first nine months of 2004 to the first nine months of 2003, while average residential mortgage loans and average consumer type loans decreased $5,332,000 and $734,000 during this same period. The increase in average commercial loans reflects the success of the business development program mentioned above. The 14.6 percent increase in home equity loans reflects their popularity with consumers, especially those refinancing existing residential mortgage loans, because they have lower origination costs than residential mortgage loans. It also reflects the introduction of a more competitive variable rate home equity line of credit priced at prime minus .50 percent introduced in late 2003. The decrease in residential mortgage loans is a result of the decision by management to sell most residential mortgage loan production in the secondary market because of the interest rate risk associated with the low interest rates and also by the slowdown in the residential mortgage market in 2004.

The growth in average earning assets was funded by increases in non-interest-bearing deposit accounts and interest-bearing deposit accounts. Average non-interest bearing demand accounts increased $3,312,000, or 6.8 percent, while average interest-bearing deposit accounts increased $26,644,000, or 7.4 percent. The "Free

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)



FINANCIAL CONDITION ANALYSIS (CONTINUED)

Checking" promotion, as well as the acquisition of new business accounts, was a significant factor in the increase in non-interest bearing deposits.

The growth in average interest-bearing deposit accounts is primarily centered in interest bearing demand deposit accounts, which increased $18,189,000, or 22.4 percent. As mentioned previously, the majority of this growth can be attributed to the development of relationships with several school districts and municipalities. Average money market accounts were also influenced by the growth in municipal deposits. Average money market accounts increased by $4,042,000, or
11.5 percent, when comparing the two periods.

Average savings accounts increased $4,345,000, or 8.6 percent. The continued growth in savings deposits can be attributed to consumers looking for the relative safety of bank deposits despite the low interest rate environment. The challenge will be to retain these deposits as interest rates increase and confidence in the equity markets improves.

Average time deposits increased $68,000 to $195,563,000 when comparing the first nine months of 2004 to the same period in 2003. A $2,986,000 increase in average time deposits with balances less than $100,000 offset a $2,918,000 decrease in average time deposits with balances of $100,000 or more. Increasing time deposit balances will be a challenge because of the extreme rate competition for time deposits, particularly with maturities over two years. Matching or beating competitor's rates could have a negative impact on the net interest margin.

Total assets at September 30, 2004 were $596,681,000, compared with $550,831,000 at December 31, 2003, an increase of 8.3 percent. The increase in assets from December 31, 2003 to September 30, 2004 was primarily centered in loans, which increased $27,743,000. Total investment securities increased $8,000,000 while Federal funds sold increased $7,247,000 between December 31, 2003 and September 30, 2004. The increase in Federal funds reflects the desire to increase liquidity in light of the growth in short-term deposits and loan demand. The increase in total assets was funded by deposit growth, both core growth and the seasonal deposits of the municipalities. The increase in other assets reflects the transfer of one loan to repossessed assets.

Total deposits increased $45,435,000 from $438,639,000 at December 31, 2003 to $484,074,000 at September 30, 2004. While all major categories of deposits increased between the two periods, most of the growth was in money market and time deposit accounts. Money market accounts increased $19,803,000, with municipal deposits representing $15,000,000 of the increase. Time deposits increased $14,755,000 with time deposits over $100,000 increasing $6,338,000. Non-interest bearing demand accounts increased $5,533,000, or 11.0 percent, to $56,001,000 at September 30, 2004, while interest bearing demand accounts increased $3,127,000, with municipal deposits representing $3,381,000 of the increase.

At September 30, 2004, the fair value of investment securities available-for-sale was $273,555,000, or $2,051,000 above the amortized cost of $271,504,000. This compares to a fair value of $260,631,000, or $3,547,000 above the amortized cost of $257,084,000 at December 31, 2003. An unrealized holding gain, net of taxes, of $1,354,000 was recorded as an increase to shareholders' equity at September 30, 2004 while an unrealized holding gain of $2,341,000 was recorded as an increase to shareholders' equity at December 31, 2003. The increase in interest rates since December 31, 2003 along with the flattening of the yield curve has contributed to the decline in the unrealized gain.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)


FINANCIAL CONDITION ANALYSIS (CONTINUED)

As a result of the transactions mentioned earlier as well as the investment of the municipal deposits, the composition of the portfolio has changed since December 31, 2003. Agency securities have increased from 16.1 percent of the fixed income portfolio at December 31, 2003 to 19.6 percent of the portfolio at September 30, 2004, while CMO's have increased from 26.4 percent of the portfolio to 28.9 percent of the portfolio. The increase in the agency portfolio reflects the investment of the municipal deposits. While the CMO portfolio has increased from December 31, 2003, it does reflect a reduction from the 35.0 percent at March 31, 2004. Mortgage backed securities have decreased from 24.7 percent to 23.2 percent of the portfolio during this same time period.

The available-for-sale portfolio had a weighted average maturity of approximately 4 years and 3 months at September 30, 2004 and 4 years, 1 month at December 31, 2003. The weighted average tax-equivalent yield was 4.53 percent and 4.61 percent at September 30, 2004 and December 31, 2003. The weighted average maturity is based on the stated contractual maturity of all securities except for mortgage-backed securities and CMOs, which are based on estimated average life. The maturity of the portfolio may be shorter because of call features in many debt securities and because of prepayments on mortgage-backed securities and CMOs. However, the estimated average life could be longer if rates were to increase and principal payments on mortgage-backed securities and CMOs would slow. The interest rate sensitivity analysis reflects the repricing term of the securities portfolio based upon estimated call dates and anticipated cash flows assuming management's most likely interest rate environment. The expected repricing term of the available-for-sale portfolio was 3 years, 4 months at September 30, 2004 and 3 years, 7 months at December 31, 2003, based on these assumptions. QNB rate shocks the investment portfolio to analyze the impact of rising and falling interest rates. A 100 basis point increase in interest rates would extend the average life of the available-for-sale portfolio to approximately 5 years, 4 months and reduce the market value by approximately
4.1 percent while a 100 basis point decrease in interest rates would shorten the average life by to approximately 3 years, 0 months and increase the market value by approximately 2.2 percent.

During the second quarter of 2002, management and the Board of Directors approved that all future purchases of investment securities will be categorized as available-for-sale. While there is the potential for increased volatility of shareholder's equity due to market value changes, management believes it will provide for more flexibility in managing the portfolio. Investment securities held-to-maturity are reported at amortized cost. The held-to-maturity portfolio is comprised solely of tax-exempt municipal securities. As of September 30, 2004 and December 31, 2003, QNB had securities classified as held-to-maturity with an amortized cost of $7,088,000 and $12,012,000 and a market value of $7,343,000 and $12,334,000, respectively. The held-to-maturity portfolio had a weighted average maturity of approximately 4 years, 1 month at September 30, 2004 and 2 years, 11 months at December 31, 2003. The weighted average tax-equivalent yield was 6.76 percent at September 30, 2004 and 6.59 percent at December 31, 2003.


LIQUIDITY

Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. QNB manages its mix of cash, Federal funds sold, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities, net interest income and fee income. The portfolio of investment securities available-for-sale and QNB's policy of selling certain residential mortgage originations in the secondary market also provide sources of liquidity. Additional sources of liquidity are provided by the Bank's

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)



LIQUIDITY (CONTINUED)

membership in the Federal Home Loan Bank and a $10,000,000 unsecured Federal funds line granted by the Bank's correspondent.

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale were $307,203,000 and $288,136,000 at September 30, 2004 and December 31, 2003. These sources should be adequate to meet normal fluctuations in loan demand and or deposit withdrawals. During the second quarter of 2004, QNB used overnight borrowings from the FHLB and its Federal funds line to help fund the significant loan growth at the end of the quarter. QNB could have sold investment securities instead of using short-term borrowings to fund the loan growth, but decided it made financial sense to use low cost funds as opposed to selling higher yielding investment securities. In addition, the Federal funds line had been used during the first half of 2004 because of small timing differences between the withdrawal of funds by the municipalities and the receipt of the proceeds from the securities matched against these deposits. By early August 2004 all overnight borrowings from the Federal Home Loan Bank and its correspondent had been paid and at September 30, 2004, QNB had $11,779,000 in Federal funds sold. QNB did sell some securities at the end of the third quarter of 2004 for liquidity purposes. These were sold in response to the withdrawal of $10,000,000 by one school district.

Approximately $96,211,000 and $84,425,000 of available-for-sale securities at September 30, 2004 and December 31, 2003 were pledged as collateral for repurchase agreements and deposits of public funds. In addition, under terms of its agreement with the Federal Home Loan Bank, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and Agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the Federal Home Loan Bank. The increase in both liquidity sources and pledged amounts relate to the higher amount of municipal deposits received during the third quarter of 2004. These deposits were used to purchase available-for-sale securities that were used to pledge against the deposits of the municipalities. The securities were purchased with cash flow characteristics that would closely match the anticipated run-off of the municipal deposits.

The consolidated statements of cash flows present the changes in cash and cash equivalents from operating, investing and financing activities. QNB's cash and cash equivalents increased $7,469,000 to $33,535,000 at September 30, 2004. This compares to an $851,000 decrease during the nine months of 2003. Operating activities provided $5,855,000 in cash flow in the first nine months of 2004, compared to $8,237,000 in the same period of 2003. Net income and the net activities associated with the origination and sale of residential mortgages account for most of the net cash provided by operating activities during the first nine months of 2004 and 2003. The reduction in net cash provided by operating income when comparing the two periods is primarily the result of the slowdown in residential mortgage activity.

Net cash used by investing activities was $41,188,000 and $59,047,000 during the first nine months of 2004 and 2003, respectively. The net increase in loans of $30,344,000 was the primary use of cash during 2004 and represented a use of $16,616,000 during 2003. The purchase of investment securities exceeded the proceeds from calls, maturities and sale by $9,284,000 and $42,112,000 during the first nine months of 2004 and 2003, respectively. The significant increase in the school district relationships began during the third quarter of 2003. These additional deposits were used to purchase investment securities with cash flows that closely matched the anticipated cash flow out of these deposits. Most of these deposits are withdrawn during the first six months of the year. During the third quarter of 2004, these funds were re-deposited and investments were once again purchased to match the anticipated cash flow.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)



LIQUIDITY (CONTINUED)

Net cash provided by financing activities was $42,802,000 and $49,959,000 during the first nine months of 2004 and 2003, respectively. Non-interest bearing deposits increased $5,533,000, money market accounts increased $19,803,000 and time deposits increased $14,755,000 during the first nine months of 2004. Of the increase in money market balances, $15,000,000 relates to increased balances with one school district. With regard to 2003, the increase in deposits of $56,935,000 offset the decline in short-term borrowings of $5,554,000 during the first nine months of 2003. The growth in municipal interest bearing demand deposits accounts for $32,138,000 of the increase in total deposits while growth in time deposits accounts for $13,637,000. The decrease in short-term borrowings is primarily the reduction of balances held by one repurchase agreement customer.


CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB's shareholders' equity at September 30, 2004 was $45,470,000, or 7.62 percent, of total assets compared to shareholders' equity of $43,440,000, or 7.89 percent, at December 31, 2003. Shareholders' equity at September 30, 2004 includes a positive adjustment of $1,354,000 related to unrealized holding gains, net of taxes, on investment securities available-for-sale, while shareholders' equity at December 31, 2003 includes a positive adjustment of $2,341,000. Without these adjustments shareholders' equity to total assets would have been 7.39 percent and 7.46 percent at September 30, 2004 and December 31, 2003, respectively.

Shareholders' equity averaged $42,515,000 for the first nine months of 2004 and $39,286,000 during all of 2003, an increase of 8.2 percent. The ratio of average total equity to average total assets increased to 7.69 percent for 2004, compared to 7.46 percent for 2003. The increase in the equity to asset ratio is a function of the growth in average equity outpacing the growth in total average assets.

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

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based and 4.00 percent for leverage. Under the requirements, QNB had a Tier I capital ratio of 12.10 percent and 12.49 percent, a total risk-based ratio of 12.82 percent and 13.39 percent and a leverage ratio of 7.55 percent and 7.38 percent at September 30, 2004 and December 31, 2003, respectively. The decline in both the Tier I capital ratio and total risk-based ratio reflects both the change in the balance sheet composition with growth in loans, primarily commercial loans, outpacing the growth in investment securities and the growth in investments resulting from the increase in municipal deposits. Loans are usually assigned a higher risk weighting than investment securities. The total risk-based capital ratio was also negatively impacted by the net charge-offs during the third quarter of 2004, which reduced the allowance for loan losses included in Tier 2 capital.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)



CAPITAL (CONTINUED)

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At September 30, 2004 and December 31, 2003 QNB met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively; and a Tier I leverage ratio of 5.00 percent.


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

Interest rate sensitivity analysis also involves assumptions about certain categories of assets and deposits. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities, CMOs and amortizing loans are scheduled based on their anticipated cash flow. Savings accounts, including passbook, statement savings, money market, and interest-bearing demand accounts, do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. This may impact QNB's margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. The Treasury Select Indexed Money Market account reprices monthly based on a percentage of the average of the 91-day Treasury bill.

A positive gap results when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities. A negative gap results when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets.

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At September 30, 2004, interest-earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $260,631,000. Interest-sensitive liabilities scheduled to mature or reprice within one year were $251,199,000. The one-year cumulative gap, which reflects QNB's interest sensitivity over a period of time, was a positive $9,432,000 at September 30, 2004. The cumulative one-year gap equals 1.67 percent of total rate sensitive assets.

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

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)



INTEREST RATE SENSITIVITY (CONTINUED)

Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies.

While management performs a downward rate shock of 100, 200 and 300 basis points, it believes, given the level of interest rates at September 30, 2004, that it is unlikely that interest rates would decline by 200 or 300 basis points.

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

The nature of QNB's current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At September 30, 2004, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

-------------------------------------------------- ---------------------- -------------------- ---------------------
Change in Interest Rates                             Net Interest Income        Dollar Change        Percent Change
-------------------------------------------------- ---------------------- -------------------- ---------------------
+300 Basis Points.................................          $16,113                 $628                 4.06%
+200 Basis Points.................................           16,248                  763                 4.93
+100 Basis Points.................................           16,193                  708                 4.57
FLAT RATE.........................................           15,485                    -                     -
-100 Basis Points.................................           14,010               (1,475)               (9.53)

Management believes, given the current interest rate environment that it is unlikely that interest rates would decline by 200 or 300 basis points.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SEPTEMBER 30, 2004 AND 2003, AND DECEMBER 31, 2003
                                   (UNAUDITED)


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The information required herein is set forth in Item 2, above.


ITEM 4.  CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

                            QNB CORP. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                               SEPTEMBER 30, 2004


Item 1.    Legal Proceedings

           None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

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

    Exhibit 10.1 Employment Agreement between the Registrant and Thomas J. Bisko, as amended.

    Exhibit 10.2 Salary Continuation Agreement between the Registrant and Thomas J. Bisko.

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

                            QNB CORP. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                               SEPTEMBER 30, 2004


Item 6.    Exhibits (Continued)

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


                                                     QNB Corp.


Date:  November 12, 2004                             By: /s/ Thomas J. Bisko
     ------------------------                        ---------------------------
                                                     Thomas J. Bisko
                                                     President/CEO


Date:  November 12, 2004                             By: /s/ Robert C. Werner
     ------------------------                        ---------------------------
                                                     Robert C. Werner
                                                     Vice President


Date:  November 12, 2004                             By: /s/ Bret H. Krevolin
     ------------------------                        ---------------------------
                                                     Bret H. Krevolin
                                                     Chief Financial Officer