Form 10-K
period 2004-12-31
QNB CORP
filed 2005-03-15
CIK 750558

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended DECEMBER 31, 2004

[    ]   For the transition period from __________________________ to TRANSITION
         REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-17706

                                 [LOGO OMITTED]

             (Exact name of registrant as specified in its charter)

                 PENNSYLVANIA                             23-2318082
-------------------------------------       ------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

      15 NORTH THIRD STREET, QUAKERTOWN, PA               18951-9005
----------------------------------------------   -------------------------------
      (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (215) 538-5600


Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

       Title of each class             Name of each exchange on which registered
       -------------------             -----------------------------------------
 COMMON STOCK, $.625 PAR VALUE                          N/A
------------------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    YES    X      NO ____
        -------

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

    YES    X      NO ____
        -------

    As of March 1, 2005, 3,098,098 shares of Common Stock of the Registrant were outstanding. As of June 30, 2004, the aggregate market value of the Common Stock of the Registrant, held by nonaffiliates was approximately $84,025,540 based upon the average bid and ask price of the common stock as reported on the OTC BB.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Registrant's Proxy Statement dated for the annual meeting of its shareholders to be held May 17, 2005 are incorporated by reference in Part III and IV of this report.

                                 FORM 10-K INDEX

PART I                                                                                                PAGE

Item 1      Business.....................................................................................3

Item 2      Properties...................................................................................8

Item 3      Legal Proceedings............................................................................8

Item 4      Submission of Matters to a Vote of Security Holders..........................................8

PART II

Item 5      Market for Registrant's Common Equity, Related Stockholder Matters
                  and Issuer Purchases of Equity Securities..............................................9

Item 6      Selected Financial Data.....................................................................10

Item 7      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.............................................................10

Item 7A     Quantitative and Qualitative Disclosures about Market Risk..................................32

Item 8      Financial Statements and Supplementary Data.................................................34

Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............................................................59

Item 9A     Controls and Procedures.....................................................................59

Item 9B     Other Information ..........................................................................59

PART III

Item 10     Directors and Executive Officers of the Registrant..........................................60

Item 11     Executive Compensation......................................................................60

Item 12     Security Ownership of Certain Beneficial Owners and Management .............................60

Item 13     Certain Relationships and Related Transactions..............................................60

Item 14     Principal Accounting Fees and Services......................................................60

PART IV

Item 15     Exhibits, Financial Statement Schedules.....................................................61

                                     PART I

FORWARD-LOOKING STATEMENTS

In addition to historical information, this document contains forward-looking statements. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "project" and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" or similar expressions. The U.S. Private Securities Litigation Reform Act of 1995 provides safe harbor in regard to the inclusion of forward-looking statements in this document and documents incorporated by reference.

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that we incorporate by reference, could affect the future financial results of the Corporation and its subsidiary and could cause those results to differ materially from those expressed in our forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:

     o      Operating, legal and regulatory risks
     o Economic, political and competitive forces affecting our line of business
     o The risk that our analysis of these risks and forces could be incorrect, and/or that the strategies developed to address them could be unsuccessful
     o      Volatility in interest rates
     o      Increased credit risk

QNB Corp. (herein referred to as QNB) cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time, and QNB assumes no duty to update forward-looking statements. Management cautions readers not to place undue reliance on any forward-looking statements. These statements speak only as of the date made, and they advise readers that various factors, including those described above, could affect QNB's financial performance and could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected. Except as required by law, we do not undertake, and specifically disclaim any obligation, to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 1.       BUSINESS

OVERVIEW

QNB Corp. was incorporated under the laws of the Commonwealth of Pennsylvania on June 4, 1984. QNB Corp. is registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act of 1956 and conducts its business through its wholly-owned subsidiary, The Quakertown National Bank.

The Quakertown National Bank is a national banking association organized in 1877. The Quakertown National Bank is chartered under the National Banking Act and is subject to Federal and state laws applicable to commercial banks.

The Quakertown National Bank is engaged in the general commercial banking business and provides a full range of banking services and trust services to its customers. These banking services consist of, among other things, attracting deposits and using these funds in making commercial loans, residential mortgage loans, consumer loans, and purchasing investment securities. These deposits are in the form of time, demand and savings accounts. Such time deposits include certificates of deposit and individual retirement accounts. The Bank's savings accounts include money market accounts, club accounts, interest-bearing demand accounts and traditional statement savings accounts.

     o The Quakertown National Bank's principal office is located in Quakertown, Bucks County, Pennsylvania. The Quakertown National Bank also operates seven other full service community banking offices in Bucks, Montgomery and Lehigh counties in southeastern Pennsylvania.

     o At December 31, 2004, QNB had total assets of approximately $583,644,000, total loans of approximately $268,048,000, total deposits of approximately $466,488,000 and total shareholders' equity of approximately $45,775,000.

     o For the year ended December 31, 2004, QNB reported record net income of $6,203,000 compared to net income for the year ended December 31, 2003 of $5,648,000, an increase of 9.8 percent.

     o At the end of 2004, QNB experienced its ninth consecutive year of increased earnings and increased dividends.

At February 14, 2005, The Quakertown National Bank had 141 full time employees and 36 part-time employees. These employees have a customer-oriented philosophy, a strong commitment to service and a "sincere interest" in their customers' success. They maintain close contact with both the residents and local business communities in which they serve, responding to customer requests timely.

COMPETITION AND MARKET AREA

The banking business is highly competitive, and the profitability of QNB Corp. depends principally upon The Quakertown National Bank's ability to compete in its market area. We face intense competition within our market both in making loans and attracting deposits. The upper Bucks, southern Lehigh, and northern Montgomery areas have a high concentration of financial institutions including large national and regional banks, community banks, savings institutions and credit unions. Some of our competitors offer products and services that we currently do not offer, such as private banking. However, we have been able to compete effectively with other financial institutions by emphasizing technology, including internet-banking and electronic bill pay, and customer service, including local decision-making on loans, the establishment of long-term customer relationships and customer loyalty, and products and services designed to address the specific needs of our customers.

Our competition for loans and deposits comes principally from commercial banks, savings institutions, credit unions and non-bank financial service providers. Factors in successfully competing for deposits include providing attractive rates, low fees, convenient locations and hours of operation and alternative delivery systems. Successful loan origination tends to depend on size, rate and terms of the loan. Many competitors within the Bank's primary market have substantially higher legal lending limits.

Our success is dependent to a significant degree on economic conditions in eastern Pennsylvania, especially upper Bucks, southern Lehigh and northern Montgomery counties, which we define as our primary market. The banking industry is affected by general economic conditions including the effects of inflation, recession, unemployment, real estate values, trends in the national and global economies, and other factors beyond our control.

SUPERVISION AND REGULATION

Bank holding companies and banks operate in a highly regulated environment and are regularly examined by Federal and state regulatory authorities. Federal statutes that apply to QNB and its subsidiaries include the Gramm-Leach-Bliley Act (GLBA), the Bank Holding Company Act of 1956 (BHCA), the Federal Reserve Act and the Federal Deposit Insurance Act. In general, these statutes establish the corporate governance and eligible business activities of QNB, certain acquisition and merger restrictions, limitations on inter-company transactions, such as loans and dividends, and capital adequacy requirements, among other regulations.

To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by references to the particular statutory or regulatory provisions themselves. Proposals to change banking laws and regulations are frequently introduced in Congress, the state legislatures, and before the various bank regulatory agencies. QNB cannot determine the likelihood of passage or timing of any such proposals or legislation or the impact they may have on QNB and its subsidiary. A change in law, regulations or regulatory policy may have a material effect on QNB and its subsidiary.

BANK HOLDING COMPANY REGULATION

QNB is registered as a bank holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System (the Federal Reserve) under the BHCA. In addition, QNB Corp., as a Pennsylvania business corporation, is also subject to the provisions of Section 115 of the Pennsylvania Banking Code of 1965.

Bank holding companies are required to file periodic reports with, and are subject to examination by, the Federal Reserve. The Federal Reserve's regulations require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve, pursuant to its "source of strength" regulations, may require QNB Corp. to commit its resources to provide adequate capital funds to The Quakertown National Bank during periods of financial distress or adversity. The support may be required at times when QNB Corp. is unable to provide such support.

Depending on the circumstances, Federal Reserve approval may be required before QNB Corp. may begin to engage in any non-banking activity and before any non-banking business may be acquired by QNB.

DIVIDEND RESTRICTIONS

Federal and state laws regulate the payment of dividends by QNB Corp's subsidiary. Under the National Bank Act, The Quakertown National Bank is required to obtain the prior approval of the OCC for the payment of dividends if the total of all dividends declared by it in one year would exceed its net profits for the current year plus its retained net profits for the two preceding years, less any required transfers to surplus. In addition, the bank may only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed statutory bad debts. Under the FDIA, the bank is prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy its minimum capital requirements. See also "Supervision and Regulation - Bank Regulation".

Further, it is the policy of the Federal Reserve that bank holding companies should pay dividends only out of current earnings. Federal banking regulators also have the authority to prohibit banks and bank holding companies from paying a dividend if they should deem such payment to be an unsafe or unsound practice.

CAPITAL ADEQUACY

Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8 percent. At least half of total capital must be "Tier 1 capital". Tier 1 capital consists principally of common shareholders' equity, plus retained earnings, less certain intangible assets. The remainder of total capital may consist of the allowance for loan loss (Tier 2 capital). At December 31, 2004, QNB Corp.'s Tier 1 capital and total (Tier 1 and Tier 2 combined) capital ratios were 12.25 percent and 12.98 percent, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum "leverage ratio". This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 4 percent for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1 percent to 2 percent above the stated minimum. At December 31, 2004, QNB Corp.'s leverage ratio was 7.44 percent.

Pursuant to the "prompt corrective action" provisions of the FDIA, the federal banking agencies have specified, by regulation, the levels at which an insured institution is considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized." Under these regulations, an institution is considered "well capitalized" if it satisfies each of the following requirements:

     o  Total risk-based capital ratio of 10 percent or more,

     o  Tier 1 risk-based capital ratio of 6 percent or more,

     o  Leverage ratio of 5 percent or more, and

     o Not subject to any order or written directive to meet and maintain a specific capital level

At December 31, 2004, QNB Corp. qualified as "well capitalized" under these regulatory standards. See Note 20 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

BANK REGULATION

The operations of The Quakertown National Bank are subject to Federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System, and to banks whose deposits are insured by the FDIC. These operations are also subject to regulations of the Office of the Comptroller of the Currency (OCC), the Federal Reserve, and the FDIC.

The OCC, which has primary supervisory authority over The Quakertown National Bank, regularly examines banks in such areas as reserves, loans, investments, management practices and other aspects of operations. These examinations are designed for the protection of depositors rather than QNB Corp.'s shareholders. The bank must furnish annual and quarterly reports to the OCC, which has the authority under the Financial Institutions Supervisory Act and the Federal Deposit Insurance Act, to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business or from otherwise conducting activities in violation of the law.

Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, the types and terms of loans a bank may make and the collateral it may take, the activities of a bank with respect to mergers and consolidations, and the establishment of branches. Pennsylvania law permits statewide branching.

As a subsidiary bank of a bank holding company, The Quakertown National Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to QNB Corp. or its subsidiaries, on investments in the stock or other securities of QNB Corp. or its subsidiaries, and on taking such stock or securities as collateral for loans.

The Bank is a member of the Federal Reserve System and therefore, the policies and regulations of the Federal Reserve Board have a significant impact on many elements of the Bank's operations including the ability to grow deposits, loan growth, the rate of interest earned and paid, levels of liquidity and levels of required capital. Management cannot predict the effects of such policies and regulations upon the Bank's business model and the corresponding impact they may have on future earnings.

FDIC INSURANCE ASSESSMENTS

The Quakertown National Bank is subject to deposit insurance assessments by the Federal Deposit Insurance Corporation (FDIC) based on the risk classification of the Bank. The Quakertown National Bank was not subject to any regular insurance assessments by the FDIC in 2004. Under current FDIC practices, The Quakertown National Bank does not expect to be required to pay regular insurance assessments to the FDIC in 2005.

Insured deposits are assessed to fund debt service on certain related Federal government bonds. The current annualized rate established by the FDIC is $.017 per $100 of deposits. These assessment rates are set quarterly. The total assessment paid by the Bank in 2004 was $64,000.

COMMUNITY REINVESTMENT ACT (CRA)

Under the Community Reinvestment Act, as amended, the OCC is required to assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the community that they serve. The act focuses specifically on low and moderate-income neighborhoods. The OCC takes an institution's record into account in its evaluation of any application made by any of such institutions for, among other things:

     o  Approval of a branch or other deposit facility

     o  An office relocation or a merger

     o  Any acquisition of bank shares

The CRA, as amended, also requires that the OCC make publicly available the evaluation of the bank's record of meeting the credit needs of its entire community, including low and moderate-income neighborhoods. This evaluation includes a descriptive rating of either outstanding, satisfactory, needs to improve, or substantial noncompliance, and a statement describing the basis for the rating. These ratings are publicly disclosed. The Bank's most recent CRA rating was satisfactory.

MONETARY AND FISCAL POLICIES

The financial services industry, including QNB Corp. and The Quakertown National Bank, is affected by the monetary and fiscal policies of government agencies, including the Federal Reserve. Through open market securities transactions and changes in its discount rate and reserve requirements, the Federal Reserve exerts considerable influence over the cost and availability of funds for lending and investment.

USA PATRIOT ACT

In October 2001, the President signed into the law the USA Patriot Act, which strengthens anti-money laundering provisions of the Bank Secrecy Act. The Act requires financial institutions to establish certain procedures to be able to identify and verify the identity of its customers. Specifically, the new rules, developed by the Secretary of the Treasury, require that the Bank have procedures in place to:

     o  Verify the identity of persons applying to open an account,

     o Ensure adequate maintenance of the records used to verify a person's identity, and

     o Determine whether a person is on any U.S. governmental agency list of known or suspected terrorists or a terrorist organization

The Bank has implemented the required internal controls to ensure proper compliance with the Patriot Act.

SARBANES-OXLEY ACT OF 2002

The Sarbanes-Oxley Act, signed into law July 30, 2002, was intended to bolster public confidence in our nation's capital markets by imposing new duties and penalties for non-compliance on public companies and their executives, directors, auditors, attorneys and securities analysts. Some of the more significant aspects of the act include:

     o Corporate Responsibility for Financial Reports - requires Chief Executive Officers (CEOs) and Chief Financial Officers (CFOs) to personally certify and be accountable for their Corporations' financial records and accounting and internal controls.

     o Management Assessment of Internal Controls - requires auditors to certify the Corporations' underlying controls and processes that are used to compile the financial results.

     o Real-time Issuer Disclosures - requires that companies provide real-time disclosures of any events that may affect a firm's stock price or financial performance within a 48-hour period.

     o Criminal Penalties for Altering Documents - provides severe penalties for "whoever knowingly alters, destroys, mutilates" any record or document with intent to impede an investigation. Penalties include monetary fines and prison time.

The act also imposes requirements for corporate governance, auditor independence and accounting standards, executive compensation, insider loans and whistleblower protection. As a result of Sarbanes-Oxley, QNB Corp. adopted a Code of Business Conduct and Ethics applicable to its CEO, CFO and Controller, which meets the requirements of Sarbanes-Oxley, to supplement its long-standing Code of Ethics, which applies to all employees.

QNB Corp.'s Code of Business Conduct and Ethics can be found on the Company's website at www.qnb.com.

ADDITIONAL INFORMATION

QNB Corp.'s principal executive offices are located at 15 North Third Street, Quakertown, Pennsylvania 18951. Its telephone number is (215) 538-5600.

This annual report, including the exhibits and schedules filed as part of the annual report on Form 10-K, may be inspected at the public reference facility maintained by the Securities and Exchange Commission (SEC) at its public reference room at 450 Fifth Street, NW, Washington, DC 20549 and copies of all or any part thereof may be obtained from that office upon payment of the prescribed fees. You may call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room and you can request copies of the documents upon payment of a duplicating fee, by writing to the SEC. In addition, the SEC maintains a website that contains reports, proxy and information statements and other information regarding registrants, including QNB Corp., that file electronically with the SEC which can be accessed at www.sec.gov.

QNB Corp. also makes its periodic and current reports available, free of charge, on its website, www.qnb.com., as soon as reasonably practicable after such material is electronically filed with the SEC. Information available on our website is not a part of, and should not be incorporated into, this annual report on Form 10-K.

ITEM 2.       PROPERTIES

The Quakertown National Bank and QNB Corp.'s main office is located at 15 North Third Street, Quakertown, Pennsylvania. The Quakertown National Bank conducts business from its main office and seven other retail offices located in upper Bucks, southern Lehigh, and northern Montgomery counties. The Quakertown National Bank owns its main office, two retail locations, its operations facility and an adjacent property for expansion, and a computer facility. The Quakertown National Bank leases its remaining five retail properties. The leases on the properties generally contain renewal options. Management considers that its facilities are adequate for its business.

The following table details The Quakertown National Bank's properties:

Location

Quakertown, Pa.   -     Main Office                                 Owned
                                 15 North Third Street
Quakertown, Pa.   -     Towne Bank Center                           Owned
                                 320-322 West Broad Street
Quakertown, Pa.   -     Computer Center                             Owned
                                 121 West Broad Street
Quakertown, Pa.   -     Country Square Office                       Leased
                                 240 South West End Boulevard
Quakertown, Pa.   -     Quakertown Commons Branch                   Leased
                                 901 South West End Boulevard
Dublin, Pa.       -     Dublin Branch                               Leased
                                 161 North Main Street
Pennsburg, Pa.    -     Pennsburg Square Branch                     Leased
                                 410-420 Pottstown Ave
Coopersburg, Pa.  -     Coopersburg Branch                          Owned
                                 51 South Third Street
Perkasie, Pa.     -     Perkasie Branch                             Owned
                                 607 Chestnut Street
Souderton, Pa.    -     Souderton Branch                            Leased
                                 750 Route 113

In management's opinion, these properties are in good condition and are adequate for QNB Corp.'s purposes.

ITEM 3.  LEGAL PROCEEDINGS

Management, after consulting with legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of QNB Corp. There are no proceedings pending other than ordinary routine litigation incidental to the business of QNB Corp. and its subsidiary, The Quakertown National Bank. In addition, no material proceedings are known to be contemplated by governmental authorities against QNB Corp. or The Quakertown National Bank or any of their properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK INFORMATION

QNB Corp. common stock is traded in the over-the-counter (OTC) market. Quotations for QNB Corp. common stock appear in the pink sheets published by the National Quotations Bureau, Inc. QNB Corp. had 720 shareholders of record as of March 1, 2005.

The following table sets forth representative high and low bid and ask stock prices for QNB Corp. common stock on a quarterly basis during 2004 and 2003. All periods presented have been restated to reflect the two-for-one stock split distributed October 14, 2003.

--------------------------------------------------------------------------------

                                                          CASH
                       HIGH                 LOW         DIVIDEND
                   BID       ASK       BID     ASK     PER SHARE
--------------------------------------------------------------------------------

2004
First Quarter    $ 34.800  $ 34.750  $ 33.100 $ 33.800    $ .185
Second Quarter     34.000    40.000    30.250   30.950      .185
Third Quarter      31.750    32.500    31.100   31.500      .185
Fourth Quarter     32.500    34.000    31.300   31.500      .185
--------------------------------------------------------------------------------

2003
First Quarter    $ 20.500  $ 24.500  $ 20.000 $ 20.625    $ .165
Second Quarter     22.750    24.500    20.300   21.500      .165
Third Quarter      31.375    35.000    22.750   23.375      .165
Fourth Quarter     34.750    39.000    31.000   32.000      .165
--------------------------------------------------------------------------------

QNB Corp. has traditionally paid quarterly cash dividends on the last Friday of each quarter. The Corporation expects to continue the practice of paying quarterly cash dividends to its shareholders; however, future dividends are dependent upon future earnings. Certain laws restrict the amount of dividends that may be paid to shareholders in any given year. See "Supervision and Regulation - Bank Regulation," found on page 5 of this Form 10-K filing, and
Note 20 of the Notes to Consolidated Financial Statements, found on page 57 of this Form 10-K filing, for the information that discusses and quantifies this regulatory restriction.

EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes our equity compensation plan information as of December 31, 2004. Information is included for both equity compensation plans approved by QNB shareholders and equity compensation plans not approved by QNB shareholders.

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                    NUMBER OF SHARES
                                                                NUMBER OF SHARES          WEIGHTED-AVERAGE      AVAILABLE FOR FUTURE
                                                               TO BE ISSUED UPON         EXERCISE PRICE OF     ISSUANCE UNDER EQUITY
                                                                     EXERCISE OF               OUTSTANDING        COMPENSATION PLANS
                                                            OUTSTANDING OPTIONS,         OPTIONS, WARRANTS     [EXCLUDING SECURITIES
PLAN CATEGORY                                                WARRANTS AND RIGHTS                AND RIGHTS  REFLECTED IN COLUMN (A)]
------------------------------------------------------------------------------------------------------------------------------------
                                                                       (a)                         (b)                     (c)
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by QNB Corp. shareholders
1998 Stock Option Plan                                                   182,392                    $18.03                    28,836
2001 Employee Stock Purchase Plan                                              -                         -                    30,888
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by QNB Corp. shareholders
None                                                                           -                         -                        --
------------------------------------------------------------------------------------------------------------------------------------

TOTALS                                                                   182,392                    $18.03                    59,724
====================================================================================================================================

ITEM 6.       SELECTED FINANCIAL AND OTHER DATA
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                            2004           2003           2002            2001           2000
------------------------------------------------------------------------------------------------------------------------------------
INCOME AND EXPENSE
Interest income.............................................  $  25,571      $  25,139      $  27,191       $  26,928      $  24,698
Interest expense............................................      9,506          9,754         12,076          13,404         12,007
------------------------------------------------------------------------------------------------------------------------------------

Net interest income........................................      16,065         15,385         15,115          13,524         12,691
Provision for loan losses...................................          -              -              -               -              -
Non-interest income.........................................      4,687          4,200          2,989           3,070          2,791
Non-interest expense........................................     12,845         12,683         11,945          11,080         10,232
------------------------------------------------------------------------------------------------------------------------------------

Income before income taxes  ................................      7,907          6,902          6,159           5,514          5,250
Provision for income taxes..................................      1,704          1,254          1,204           1,078          1,144
------------------------------------------------------------------------------------------------------------------------------------
Net income..................................................  $   6,203      $   5,648      $   4,955       $   4,436      $   4,106
====================================================================================================================================

PER SHARE DATA
Net income - basic..........................................  $    2.00      $    1.83      $    1.61       $    1.44      $    1.30
Net income - diluted........................................       1.95           1.79           1.59            1.43           1.30
Book value..................................................      14.78          14.03          13.28           11.46          10.21
Cash dividends..............................................        .74            .66            .60             .54            .46
Average common shares outstanding - basic...................  3,096,360      3,091,640      3,078,550       3,088,020      3,146,642
Average common shares outstanding - diluted.................  3,178,152      3,153,305      3,109,353       3,094,735      3,147,239

BALANCE SHEET AT YEAR-END
Investment securities available-for-sale....................  $ 267,561      $ 260,631      $ 211,156       $ 165,362      $ 111,093
Investment securities held-to-maturity......................      6,203         12,012         29,736          42,798         42,982
Non-marketable equity securities............................      3,947          3,810          3,585           2,740          3,152
Loans held-for-sale.........................................        312          1,439          4,159           2,122          1,642
Loans, net of unearned income...............................    268,048        232,127        212,691         200,089        183,592
Other earning assets........................................      4,140          5,381         10,310           5,888          3,226
Total assets................................................    583,644        550,831        503,430         451,274        371,671
Deposits....................................................    466,488        438,639        388,913         344,731        293,822
Borrowed funds..............................................     68,374         65,416         69,485          66,541         42,819
Shareholders' equity........................................     45,775         43,440         40,914          35,219         31,794

SELECTED FINANCIAL RATIOS
Net interest margin.........................................       3.32%          3.40%          3.68%           3.81%         4.02%
Net income as a percentage of:
   Average total assets.....................................       1.10           1.07           1.03            1.07           1.13
Average shareholders' equity................................      14.43          14.38          13.88           13.54          13.25
Average shareholders' equity to average total assets .......       7.64           7.46           7.45            7.93           8.53
Dividend payout ratio.......................................      36.95          36.15          37.29           37.32          34.75


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW
QNB had its ninth consecutive year of record earnings in 2004. QNB's net income for 2004 were $6,203,000, a 9.8 percent increase from the $5,648,000 reported in 2003. This represents basic net income per share of $2.00 and $1.83 for 2004 and 2003, respectively. On a diluted basis, net income per share was $1.95 and $1.79 for 2004 and 2003, respectively. Net income for 2002 was $4,955,000, or $1.61 and $1.59 per share on a basic and diluted basis, respectively.

Two important measures of profitability in the banking industry are an institution's return on average assets and return on average shareholders' equity. Return on average assets and return on average shareholders' equity were
1.10 percent and 14.43 percent, respectively, in 2004 compared with 1.07 percent and 14.38 percent in 2003 and 1.03 percent and 13.88 percent in 2002.

2004 VERSUS 2003

The 2004 results compared to 2003 included the following significant components:

     o  Net interest income increased $680,000, or 4.4 percent, to $16,065,000.

     o Contributing to the increase in net interest income was a 6.8 percent increase in average earning assets. The average balance of loans increased by 8.6 percent, while the year-end 2003 to year-end 2004 balances increased 15.5 percent. Average deposits increased 7.3 percent during 2004.

     o The net interest margin declined 8 basis points to 3.32 percent. Included in net interest income for 2004 is the recognition of $111,000 in interest on non-accrual loans.

     o The Federal Reserve Bank Board raised the Federal funds rate from 1.00 percent to 2.25 percent during the last six months of 2004. The yield curve flattened as short-term rates increased more than mid- and long-term interest rates.

Non-interest income increased $487,000, or 11.6 percent, to $4,687,000.

     o The net gain on the sale of investment securities increased $983,000, while the net gain on the sale of loans decreased $769,000. The gain on the sale of investment securities is primarily from the sales of equity securities. The decline in the gain on the sale of loans is a result of the decline in mortgage activity resulting from higher interest rates.

     o A $141,000 gain on the liquidation of assets relinquished by a borrower partially offsets the $350,000 charge-off recorded through the allowance for loan losses during the third quarter of 2004, related to this loan.

     o Service charges on deposit accounts increased $151,000, primarily a result of an increase in overdraft income.

     o Non-interest income in 2003 included tax-exempt life insurance proceeds of $109,000 and dividends from QNB's interest in a title insurance company of $70,000.

Non-interest expense increased $162,000, or 1.3 percent, to $12,845,000.

     o Salary and benefit expense decreased by $32,000. Contributing to the lower salary expense was a reduction in incentive compensation of $247,000.

     o The opening of QNB's first supermarket branch in 2004 contributed to the increase in net occupancy, furniture and fixtures and marketing expense.

     o The effective tax rate was 21.6 percent for 2004 compared to 18.2 percent for 2003. Contributing to the lower effective tax rate in 2003 was the reversal of a $95,000 tax valuation recorded in 2002. The receipt of $109,000 in tax-exempt life insurance proceeds also had a beneficial impact on the effective tax rate in 2003.

2003 VERSUS 2002

The 2003 results compared to 2002 included the following significant components:

Net interest income increased $270,000, or 1.8 percent, to $15,385,000.

     o Contributing to the increase in net interest income was a 9.9 percent increase in average earning assets. This offset a 28 basis point reduction in the net interest margin to 3.40 percent.

     o Average deposits increased by 12.7 percent, while average loans and investment securities increased by 10.4 percent and 8.4 percent, respectively.

Non-interest income increased $1,211,000, or 40.5 percent, to $4,200,000.

     o A record low interest rate environment resulted in significant mortgage refinancing activity. The increased activity resulted in an increase in the gain on the sale of loans of $247,000.

     o The loss on investment securities was $134,000 in 2003 compared to a loss of $779,000 in 2002.

     o  Tax-exempt proceeds from life insurance was $109,000

Non-interest expense increased $738,000, or 6.2 percent, to $12,683,000.

     o Personnel expense increased $664,000 with a new incentive compensation plan contributing $257,000 to the increase. Medical insurance premiums increased $68,000.

     o The effective tax rate was 18.2 percent for 2003 compared to 19.5 percent for 2002. The lower effective tax rate in 2003 was a result of the items discussed above, relating to the tax valuation and life insurance proceeds.

These items as well as others will be explained more thoroughly in the next sections.

AVERAGE BALANCES, RATES, AND INTEREST INCOME AND EXPENSE SUMMARY (TAX-EQUIVALENT BASIS)

                                                   2004                             2003                             2002
                                        AVERAGE AVERAGE                  AVERAGE AVERAGE                 AVERAGE  AVERAGE
                                        BALANCE    RATE   INTEREST       BALANCE    RATE   INTEREST      BALANCE     RATE   INTEREST
------------------------------------------------------------------------------------------------------------------------------------

ASSETS
------------------------------------------------------------------------------------------------------------------------------------
Federal funds sold................... $   6,834     1.37%  $    93     $  11,236     1.12%  $   126     $  9,363     1.63%   $   152
------------------------------------------------------------------------------------------------------------------------------------
Investment securities:
   U.S. Treasury.....................     6,536     1.97       129         6,697     2.65       177        6,530     4.45        291
   U.S. Government agencies..........    35,239     3.65     1,286        37,392     4.27     1,595       29,844     5.47      1,632
   State and municipal...............    51,548     6.54     3,369        46,631     6.86     3,199       42,235     7.10      2,998
   Mortgage-backed and CMOs..........   141,464     4.25     6,012       124,002     4.19     5,195      118,135     5.40      6,382
   Other.............................    29,890     5.33     1,594        31,870     5.39     1,719       30,840     6.11      1,885
------------------------------------------------------------------------------------------------------------------------------------
     Total investment securities.....   264,677     4.68    12,390       246,592     4.82    11,885      227,584     5.79     13,188
------------------------------------------------------------------------------------------------------------------------------------
Loans:
Commercial real estate...............   114,804     5.88     6,748       105,670     6.19     6,545       90,346     7.58      6,852
Residential real estate..............    20,820     6.22     1,296        24,630     6.78     1,669       27,628     7.16      1,979
Home equity loans....................    54,910     5.71     3,134        47,741     6.43     3,070       41,286     7.11      2,934
Commercial and industrial............    41,511     5.02     2,084        35,927     5.25     1,885       31,553     6.38      2,014
Consumer loans.......................     5,673     9.32       529         6,299     9.87       622        6,779     8.90        603
Tax-exempt loans.....................    12,627     5.23       661        10,261     6.17       633       11,190     6.91        773
------------------------------------------------------------------------------------------------------------------------------------
     Total loans, net of unearned
       income* .....................     250,345    5.77    14,452       230,528     6.26    14,424      208,782     7.26     15,155
------------------------------------------------------------------------------------------------------------------------------------
Other earning assets.................     4,866     1.63        80         4,882     1.84        90        3,188     3.40        108
------------------------------------------------------------------------------------------------------------------------------------
     Total earning assets............   526,722     5.13    27,015       493,238     5.38    26,525      448,917     6.37     28,603
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks..............    20,074                           18,207                          15,495
Allowance for loan losses............    (2,843)                          (2,937)                         (2,887)
Other assets.........................    18,629                           18,266                          17,969
------------------------------------------------------------------------------------------------------------------------------------
     Total assets.................... $ 562,582     4.80%              $ 526,774     5.04%              $479,494     5.97%
====================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

Interest-bearing deposits
Interest-bearing demand accounts.... $  100,684      .68%      681     $  87,570      .63%      554     $ 61,006      .64%       393
Money market accounts................    44,364      .99       441        36,138      .83       298       37,171     1.51        559
Savings .............................    54,613      .39       215        50,616      .64       324       41,764     1.19        497
Time ................................   156,511     2.65     4,153       152,321     2.96     4,511      141,854     4.12      5,843
Time over $100,000 ..................    40,880     2.42       990        43,289     2.49     1,080       46,354     3.48      1,614
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits.   397,052     1.63     6,480       369,934     1.83     6,767      328,149     2.71      8,906
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings................    11,938     1.03       124        10,226     1.04       106       13,880     1.90        264
Federal Home Loan Bank advances......    55,000     5.28     2,902        55,000     5.24     2,881       54,540     5.33      2,906
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing
       liabilities ..................   463,990     2.05     9,506       435,160     2.24     9,754      396,569     3.05     12,076
------------------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing deposits........    52,691                           49,164                          43,569
Other liabilities....................     2,926                            3,164                           3,649
Shareholders' equity.................    42,975                           39,286                          35,707
------------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and
       shareholders' equity......... $  562,582     1.69%              $ 526,774     1.85%              $479,494     2.52%
====================================================================================================================================
Net interest rate spread.............               3.08%                            3.14%                           3.32%
====================================================================================================================================
Margin/net interest income...........               3.32%  $17,509                   3.40%  $ 16,771                 3.68%   $16,527
====================================================================================================================================

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.
Non-accrual loans are included in earning assets.
* Includes loans held-for-sale.

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the years ended December 2004, 2003 and 2002.

NET INTEREST INCOME
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                     2004            2003           2002
------------------------------------------------------------------------------------------------------------------------------------
Total interest income.....................................................................   $ 25,571        $ 25,139       $ 27,191
Total interest expense....................................................................      9,506           9,754         12,076
------------------------------------------------------------------------------------------------------------------------------------

Net interest income.......................................................................     16,065          15,385         15,115
Tax equivalent adjustment.................................................................      1,444           1,386          1,412
------------------------------------------------------------------------------------------------------------------------------------
Net interest income (fully taxable equivalent)............................................   $ 17,509        $ 16,771       $ 16,527
====================================================================================================================================

Net interest income is the primary source of operating income for QNB. Net interest income is interest income, dividends, and fees on earning assets, less interest expense incurred for funding sources. Earning assets primarily include loans, investment securities and Federal funds sold. Sources used to fund these assets include deposits, borrowed funds and earnings. Net interest income is affected by changes in interest rates, the volume and mix of earning assets and interest-bearing liabilities, and the amount of earning assets funded by non-interest-bearing deposits.

For purposes of this discussion, interest income and the average yield earned on loans and investment securities are adjusted to a tax-equivalent basis as detailed in the table that appears on page 12. This adjustment to interest income is made for analysis purposes only. Interest income is increased by the amount of savings of Federal income taxes, which QNB realizes by investing in certain tax-exempt state and municipal securities and by making loans to certain tax-exempt organizations. In this way, the ultimate economic impact of earnings from various assets can be more easily compared.

The net interest rate spread is the difference between average rates received on earning assets and average rates paid on interest-bearing liabilities, while the net interest margin includes interest-free sources of funds.

On a fully tax-equivalent basis, net interest income for 2004 increased $738,000, or 4.4 percent, to $17,509,000. As has been the trend, the ability to increase net interest income is a result of the growth in deposits and the investment of these deposits into profitable loans and investment securities. This growth in earning assets has been able to offset the continued decline in the net interest margin resulting from the low interest rate environment of the past few years. While core deposits continued to increase, a significant contributor to the growth in deposits in 2004 was additional deposits of local municipalities and school districts. The majority of the growth in these deposits is seasonal and will likely be withdrawn during the first and second quarters of 2005. These deposits were primarily invested in securities whose cash flow will closely match the anticipated run-off of the deposits.

Average earning assets increased 6.8 percent in 2004 while the net interest margin and net interest rate spread declined by 8 basis points and 6 basis points, respectively. The net interest margin decreased to 3.32 percent in 2004 from 3.40 percent in 2003, while the net interest rate spread decreased to 3.08 percent in 2004 from 3.14 percent in 2003. Included in net interest income for 2004 is the recognition of $111,000 in interest on non-accrual loans that have been paid in full. Excluding the impact of the recognition of interest on non-accrual loans, the net interest margin would have been 3.30 percent for 2004.

The interest rate graph on this page shows the trend in market interest rates for the period 2002-2004.

The year 2003 began with expectations of a slowly improving economy and rising interest rates. While the economy did show signs of growth, the uncertainty created by the war in Iraq as well as concerns over the lack of job growth and deflation kept interest rates at historically low levels. Interest rates were extremely volatile over the course of 2003. The two-year, 10-year and 30-year Treasury bonds all reached historic lows on June 13, 2003 of 1.10 percent, 3.13 percent and 4.17 percent, respectively. At the end of June, the Federal Reserve Board dropped the Federal funds rate by 25 basis points to 1.00 percent. One result of these record low rates was a sharp increase in residential mortgage loan activity, both purchase mortgages and refinances. Interest rates rebounded quickly with the 10-year hitting its high for the year of 4.61 percent in early September and the 30-year hitting its high of 5.45 percent in August. The shorter end of the yield curve was slower to react as a result of indications by the Federal Reserve Board that it would be patient in raising the Federal funds rate. The two-year Treasury bond reached its high for the year of 2.12 percent in early December before finishing the year at 1.82 percent. The 10-year and 30-year bonds ended the year at 4.25 percent and 5.07 percent, respectively.

RATE-VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX-EQUIVALENT BASIS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                        2004 VS. 2003                          2003 VS. 2002
------------------------------------------------------------------------------------------------------------------------------------

                                                                CHANGE DUE TO           TOTAL          CHANGE DUE TO          TOTAL
                                                               VOLUME        RATE      CHANGE        VOLUME        RATE      CHANGE
------------------------------------------------------------------------------------------------------------------------------------

Interest income:
Federal funds sold..........................................  $   (49)    $    16     $   (33)      $    31      $  (57)     $  (26)
Investment securities available-for-sale:
     U.S. Treasury..........................................       (4)        (44)        (48)            7        (121)       (114)
     U.S. Government agencies...............................      (92)       (217)       (309)          412        (449)        (37)
     State and municipal....................................      337        (167)        170           312        (111)        201
     Mortgage-backed and CMOs...............................      731          86         817           317      (1,504)     (1,187)
     Other..................................................     (107)        (18)       (125)           63        (229)       (166)
Loans:
     Commercial real estate.................................      566        (363)        203         1,162       (1,469)      (307)
     Residential real estate................................     (258)       (115)       (373)         (215)        (95)       (310)
     Home equity loans......................................      461        (397)         64           459        (323)        136
     Commercial and industrial..............................      293         (94)        199           279        (408)       (129)
     Consumer loans.........................................      (62)        (31)        (93)          (43)         62          19
     Tax-exempt loans.......................................      146        (118)         28           (64)        (76)       (140)
Other earning assets........................................        -         (10)        (10)           58         (76)        (18)
------------------------------------------------------------------------------------------------------------------------------------
         Total interest income..............................    1,962      (1,472)        490         2,778      (4,856)     (2,078)
------------------------------------------------------------------------------------------------------------------------------------

Interest expense:
Interest-bearing demand accounts............................       83          44         127           171         (10)        161
Money market accounts.......................................       68          75         143           (15)       (246)       (261)
Savings.....................................................       25        (134)       (109)          106        (279)       (173)
Time .......................................................      125        (483)       (358)          431      (1,763)     (1,332)
Time over $100,000..........................................      (60)        (30)        (90)         (107)       (427)       (534)
Short-term borrowings.......................................       18           -          18           (70)        (88)       (158)
Federal Home Loan Bank advances.............................        -          21          21            24         (49)        (25)
------------------------------------------------------------------------------------------------------------------------------------

         Total interest expense.............................      259        (507)       (248)          540      (2,862)     (2,322)
------------------------------------------------------------------------------------------------------------------------------------

Net interest income.........................................  $ 1,703     $  (965)    $   738       $ 2,238     $(1,994)     $   244
====================================================================================================================================

The year 2004 may be viewed as a turning point. It marks the year when the Federal Reserve Board began tightening monetary policy after taking rates down to 40 year lows. Using a "measured pace" strategy of tightening, the Board, beginning in June, raised the Federal funds rate five times by 25 basis points each time, bringing the overnight rate to 2.25 percent at the end of the year. The 125 basis point increase in the Federal funds rate was matched by a similar increase in the two-year Treasury bond between December 31, 2003 and December 31, 2004, while the 10-year bond fell by one basis point. This flattening of the yield curve is generally not a positive for financial institutions, as deposits tend to be priced off the shorter end of the yield curve while loans and investment securities tend to be priced off the middle part of the yield curve. This could result in deposit rates increasing at a faster pace than rates on earning assets, further compressing the net interest margin.

The Rate-Volume Analysis table, as presented on a tax-equivalent basis above, highlights the impact of changing rates and volumes on total interest income and interest expense. Total interest income increased $490,000, or 1.8 percent, in 2004 to $27,015,000. The increase in interest income was a result of an increase in earning assets offsetting the continued impact of declining yields. The increase in interest income attributable to volume was $1,962,000, while the decrease related to declining yields was $1,472,000. Despite the increase in market interest rates off their historic lows, the long period of historically low interest rates has had the impact of lowering the yield on earning assets as loans and investment securities either repriced or were originated at lower interest rates. The yield on earning assets on a tax-equivalent basis was 5.13 percent for 2004 compared to 5.38 percent for 2003.

Interest income on investment securities increased $505,000 for 2004 as average balances increased 7.3 percent. This offset a decline of 14 basis points in average yield to 4.68 percent. QNB increased its holdings of amortizing securities including mortgage-backed securities and collateralized mortgage obligations (CMOs) in an effort to increase both the yield and cash flow from the portfolio, in anticipation of rising interest rates.

Interest income on loans increased by only $28,000 in 2004 as the 8.6 percent increase in average balances was almost completely offset by the impact of declining rates in the portfolio. The volume increase in loans was centered primarily in commercial purpose loans and home equity loans, many of which are indexed to the prime rate. The yield on loans decreased 49 basis points to 5.77 percent when comparing 2004 to 2003. The rate of increase in loan yields in 2005 will be impacted by how quickly and to what degree the Federal Reserve Board continues to increase interest rates and how much the competitive nature of the business will keep loan rates down.

Total interest expense decreased $248,000, or 2.5 percent, in 2004 to $9,506,000. The impact of lower interest rates on interest expense, particularly with regard to time deposits, offset the impact of the growth in deposits. Volume growth resulted in interest expense increasing by $259,000 while lower interest rates reduced interest expense by $507,000. A 7.3 percent increase in average interest-bearing deposits resulted in an increase in interest expense of $241,000. A $13,114,000, or 15.0 percent, increase in average interest-bearing demand accounts contributed $83,000 to the increase in interest expense while an $8,226,000, or 22.8 percent, increase in average money market accounts contributed $68,000 in additional expense. As discussed previously, the majority of the growth in interest bearing demand deposits and money market accounts can be attributed to the successful development of relationships with several municipal organizations and school districts.

The rate paid on total interest-bearing liabilities decreased to 2.05 percent in 2004 from 2.24 percent in 2003. The rate paid on interest-bearing deposit accounts decreased to 1.63 percent in 2004 from 1.83 percent in 2003. Lower rates paid on savings accounts and time deposits decreased interest expense by $134,000 and $513,000, respectively, in 2004. The average rate paid on savings accounts decreased 25 basis points to .39 percent while the average rate paid on time deposits decreased 25 basis points to 2.61 percent. The rate on money market accounts increased from .83 percent for 2003 to .99 percent for 2004. This is primarily the result of two events. First, QNB had to pay a higher rate to attract the municipal deposits, second, the rising short-term interest rates in the second half of 2004 impacted the Treasury Select Money Market Account. This product is a variable rate account, indexed to the monthly average of the 91-day Treasury bill based on balances in the account. Management expects interest expense and the rate paid on interest-bearing liabilities to increase throughout 2005 as higher short-term market rates of interest result in higher rates paid initially on money market accounts and time deposits. This will be followed by higher rates paid on interest-bearing demand accounts and savings accounts, accounts that tend to lag as rates increase.

When comparing 2003 to 2002, net interest income on a fully tax-equivalent basis increased $244,000, or 1.5 percent, to $16,771,000. The increase in net interest income was the result of the growth in deposits and the investment of these deposits into profitable loans and investment securities. Average earning assets increased 9.9 percent in 2003. This growth helped offset the impact on net interest income resulting from a decline in the net interest margin. The net interest margin declined by 28 basis points, while the net interest rate spread declined by 18 basis points. The net interest rate margin decreased to 3.40 percent in 2003 from 3.68 percent in 2002, while the net interest rate spread decreased to 3.14 percent in 2003 from 3.32 percent in 2002.

Total interest income decreased $2,078,000, or 7.3 percent, in 2003 to $26,525,000. The significant decline in interest rates and the extended period of these historically low interest rates resulted in interest income decreasing by $4,856,000 in 2003 and the yield on earning assets decreasing by 99 basis points to 5.38 percent for 2003. The growth in earning assets resulted in an increase in interest income of $2,778,000, helping to partially offset the impact of lower rates.

Interest income on investment securities decreased $1,303,000, with the yield on investment securities decreasing 97 basis points to 4.82 percent. The impact of lower interest rates on interest income on investment securities was $2,414,000. The decline in interest rates resulted in heavy cash flow from callable agency bonds and municipal securities, mortgage-backed securities and CMOs. These funds as well as new funds from deposit growth were reinvested in lower-yielding securities. Another result of the increase in prepayments on mortgage-backed securities and CMOs purchases at a premium was an increase in the amortization of the premium on these securities. The net amortization on investment securities was $1,204,000 in 2003 compared to $793,000 in 2002. The increase in premium amortization has the impact of reducing interest income and the yield on the portfolio. An 8.4 percent increase in the average balance of investment securities resulted in additional interest income of approximately $1,111,000, partially negating the impact of declining rates.

Interest income on loans declined by $731,000, with the yield on loans decreasing 100 basis points to 6.26 percent. Lower interest rates produced a reduction in interest on loans of $2,309,000, while a 10.4 percent increase in average balances resulted in an increase in interest income of $1,578,000. Most of the rate impact was in commercial purpose loans and home equity loans. Many of these loans are indexed to the prime rate, which declined on average 55 basis points between 2003 and 2002. Another contributor to the decline in interest income from rates on loans was the impact of the refinancing of residential mortgage, home equity and commercial loans into lower yielding loans.

Total interest expense decreased $2,322,000, or 19.2 percent, in 2003 to $9,754,000. The impact of falling interest rates on interest expense offset the impact of the growth in deposits. Volume growth resulted in interest expense increasing by $540,000 while lower interest rates on deposits and borrowings reduced interest expense by $2,862,000. A 12.7 percent increase in average interest-bearing deposits resulted in an increase in interest expense of $586,000. A $26,564,000, or 43.5 percent, increase in average interest-bearing demand accounts contributed $171,000 to the increase in interest expense while an $8,852,000, or 21.2 percent, increase in average savings accounts contributed $106,000 in additional expense. As discussed previously, the majority of the growth in interest-bearing demand deposits can be attributed to the successful development of relationships with several municipal organizations. The continued growth in savings deposits can be attributed to consumers looking for the relative safety of bank deposits despite the low interest rate environment. Average balances on time deposits increased by 3.9 percent, contributing $324,000 to the increase in interest expense. A $10,467,000 increase in average time deposits with balances less than $100,000 offset a $3,065,000 decrease in average time deposits with balances of $100,000 or more.

The average rates paid on deposit accounts, short-term borrowings and Federal Home Loan Bank (FHLB) advances decreased in 2003. The rate paid on total interest-bearing liabilities, including the borrowings from the FHLB, decreased to 2.24 percent in 2003 from 3.05 percent in 2002. The rate paid on interest-bearing deposit accounts decreased to 1.83 percent in 2003 from 2.71 percent in 2002. Lower rates paid on money market accounts and savings accounts decreased interest expense by $246,000 and $279,000, respectively, in 2003. Among these transaction accounts, the average rate paid on money market accounts was impacted the most by the decline in interest rates. The yield on money market accounts declined 68 basis points from 1.51 percent in 2002 to .83 percent in 2003. Contributing to the decline in the yield on money market accounts was the sharp decline in the yield on the Treasury Select Money Market Account. The continued decline in the 91-day Treasury rate in 2003 resulted in significantly lower rates on this product as compared to 2002. The average rate paid on savings accounts decreased from 1.19 percent in 2002 to .64 percent in 2003.

The continuing low interest rate environment had a greater impact on time deposits in 2003 as many time deposits with longer original maturities repriced lower during the year. Interest expense on time deposits was $2,190,000 lower in 2003 as a result of lower interest rates. The average rate paid on time deposits decreased from 3.96 percent in 2002 to 2.86 percent in 2003.

Management expects net interest income to increase slightly in 2005 as a result of the growth in earning assets offsetting a net interest margin that will likely be stable or decline slightly. The yield curve is expected to flatten further in 2005, as the Federal Reserve Board continues to increase short-term interest rates. A flat yield curve will continue to put pressure on the net interest margin.

PROVISION FOR LOAN LOSSES
The provision for loan losses represents management's determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management's best estimate of the known and inherent losses in the loan portfolio. Actual loan losses, net of recoveries, serve to reduce the allowance. Despite a $350,000 charge-off during the third quarter of 2004, management's analysis of the allowance for loan losses determined no provision for loan losses was necessary in 2004 as non-performing assets and delinquent loans declined and remained at reasonable levels relative to the allowance for loan losses. Additionally, there was no provision for loan losses recorded in 2003 or 2002. While QNB has not recorded a provision for loan losses in the past five years, strong growth in the loan portfolio as well as deterioration in credit quality could impact the need for a provision for loan losses in the future.

NON-INTEREST INCOME
QNB, through its core banking business, generates various fees and service charges. Total non-interest income is composed of service charges on deposit accounts, ATM and check card income, income on bank-owned life insurance, mortgage servicing fees, gains or losses on the sale of investment securities, gains on the sale of residential mortgage loans, and other miscellaneous fee income.

Total non-interest income was $4,687,000 in 2004 compared to $4,200,000 in 2003, an increase of 11.6 percent. Excluding gains and losses on the sale of investment securities and loans in both years, non-interest income increased $273,000 or 8.0 percent. Included in the results for 2004 was a gain on the sale of repossessed assets of $141,000. Included in the results for 2003 was the recognition of $109,000 from life insurance proceeds.

When comparing 2003 to 2002, non-interest income increased 40.5 percent from $2,989,000 to $4,200,000. Excluding gains and losses on the sale of securities and loans, non-interest income increased 10.3 percent between 2002 and 2003.

Fees for services to customers, the largest component of non-interest income, are primarily comprised of service charges on deposit accounts. These fees increased $151,000, or 8.2 percent, during 2004 to $2,000,000. Overdraft income increased 15.7 percent and accounted for $241,000 of the total increase in service charge income. The increase in overdraft income is a result of an increase in the fee effective March 1, 2004. Partially offsetting the increase when comparing 2003 to 2004 was a $33,000 reduction in service charge income on non-interest bearing business checking accounts. The decline in the service charges on business accounts reflects the impact of a higher earnings credit rate, resulting from the increases in short-term interest rates, applied against balances to offset service charges incurred.

When comparing 2003 to 2002, fees for services to customers increased $215,000, or 13.2 percent, during 2003 to $1,849,000. Overdraft income increased $213,000, or 16.1 percent, during 2003, reflecting an increase in both the volume of overdrafts as well as the fee charged. The overdraft fee was increased 7.1 percent during the fourth quarter of 2002.

ATM and debit card income is primarily comprised of income on debit cards and ATM surcharge income for the use of QNB ATM machines by non-QNB customers. ATM and debit card income was $598,000 for 2004, an increase of $57,000 or 10.5 percent from the amount recorded in 2003. This followed an increase of $32,000 or 6.3 percent between 2002 and 2003. Debit card income increased $41,000, or
10.5 percent, to $432,000 in 2004. Debit card income was $391,000 in 2003 and $355,000 in 2002. The increase in debit card income is a result of increased acceptance by consumers of the card as a means of paying for goods and services. Debit card income was negatively impacted in the second half of 2003 as a result of the legal settlement between the card companies and the retailers. This settlement resulted in a reduction in the amount earned per transaction.

                                                                                                  CHANGE FROM PRIOR YEAR
                                                                                               ---------------------------
NON-INTEREST INCOME COMPARISON                                                                 2004                   2003
------------------------------------------------------------------------------------------------------------------------------------
                                                2004         2003         2002           AMOUNT    PERCENT       AMOUNT      PERCENT
------------------------------------------------------------------------------------------------------------------------------------
Fees for services to customers...........     $2,000       $1,849       $1,634          $   151         8.2%    $   215       13.2%
ATM and debit card income................        598          541          509               57        10.5          32        6.3
Income on bank-owned life insurance......        300          330          372              (30)       (9.1)        (42)     (11.3)
Mortgage servicing fees..................        112           12           97              100       833.3         (85)     (87.6)
Net gain (loss) on investment securities.        849         (134)        (779)             983       733.6         645       82.8
Net gain on sale of loans................        154          923          676             (769)      (83.3)        247       36.5
Other operating income...................        674          679          480               (5)        (.7)        199       41.5
------------------------------------------------------------------------------------------------------------------------------------

Total....................................     $4,687       $4,200       $2,989          $   487        11.6%    $ 1,211       40.5%
====================================================================================================================================

Income on bank-owned life insurance represents the earnings on life insurance policies in which the Bank is the beneficiary. The earnings on these policies were $300,000, $330,000 and $372,000 for 2004, 2003 and 2002, respectively. The insurance carriers reset the rates on these policies annually. The decline in income over the three-year period is a result of a lower earnings rate resulting from the lower interest rate environment.

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over the period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. Mortgage servicing fees were $112,000 in 2004 compared to $12,000 in 2003 and $97,000 in 2002. The increase in mortgage servicing fees in 2004 is a result of both a reduction in the amount of mortgage servicing fees amortized as well as a positive change in the fair market value adjustment. Both of these are a result of a slowdown in mortgage refinancing activity in 2004. Amortization expense was $122,000 in 2004 and $174,000 in 2003. QNB recorded a positive market valuation adjustment of $26,000 in 2004, compared with a valuation allowance of $18,000 in 2003. QNB recorded amortization expense of $91,000 and a positive market valuation adjustment of $34,000 in 2002. For additional information on intangible assets see Note 8 of the Notes to Consolidated Financial Statements included as Item 8 of this Report.

QNB recorded a net gain on investment securities of $849,000 in 2004. Included in this amount are net gains of $613,000 on the sale of equity securities from the Corporation's portfolio. In addition, QNB recorded net gains of $236,000 from the fixed income security portfolio in 2004. The fixed income securities portfolio represents a significant portion of QNB's earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio and entered into several transactions during 2004 in an effort to take advantage of changes in the shape of the yield curve, changes in spread relationships in different sectors and for liquidity purposes as needed.

QNB recorded a net loss on investment securities of $134,000 in 2003. Included in this loss was a $105,000 write-down of marketable equity securities whose decline in market value below cost was deemed to be other-than-temporary. These securities were determined to be impaired. During 2003, QNB realized net gains of $128,000 on the sale of equity securities. In the fixed income portfolio, QNB recorded losses of $157,000 during 2003. Over the course of the year, several transactions were entered into in an effort to reposition the portfolio. The goals of these transactions were to reduce the amount of current cash flow from the portfolio, reduce the impact of premium amortization and to increase the overall yield in the portfolio. QNB recorded a net loss on investment securities of $779,000 in 2002. Included in this loss was a $702,000 write-down of marketable equity securities whose decline in market value below cost was deemed to be other-than-temporary.

The net gain on the sale of loans was $154,000, $923,000 and $676,000 in 2004, 2003 and 2002, respectively. Included within the gains on sale recorded in 2003 and 2002 are gains on the sale of student loans of $35,000 and $49,000, respectively. Effective June 30, 2002, QNB terminated its agreement with the Student Loan Marketing Association. QNB no longer originates student loans for sale, but originates on a referral basis. The balance in the portfolio was sold during the second quarter of 2003. Residential mortgage loans to be sold are identified at origination. The net gain on the sale of residential mortgage loans was $154,000, $888,000 and $627,000 for the years 2004, 2003 and 2002, respectively. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. The larger gains recorded in 2003 and 2002 reflect the impact of the residential refinancing wave that took place in those years as interest rates were declining to record lows. Included in the gains on the sale of residential mortgages in these years were $66,000, $345,000 and $246,000 related to the recognition of mortgage servicing assets.

Other operating income was $674,000, $679,000 and $480,000 in 2004, 2003 and
2002, respectively. Included in the results for 2003 was the recognition of $109,000 from life insurance proceeds and dividends from the title insurance company of $70,000. No dividends from the title insurance company were received in 2004. When comparing 2004 to 2003, trust and retail brokerage income increased $35,000 while net gains on sales of repossessed assets increased $143,000.

When comparing 2003 to 2002, retail brokerage income increased $38,000, dividends from the title insurance company increased $41,000 and merchant processing income increased $43,000. The increase in merchant processing income is a result of an increase in both the number of merchants and the number of transactions processed. Included in other operating income in 2002 was a $21,000 recovery of a check card transaction that had been charged off in 2001.

Financial service organizations, including QNB, are challenged to demonstrate that they can generate an increased contribution to revenue from non-interest sources. QNB will continue to analyze other opportunities and products that could enhance its fee-based businesses.

NON-INTEREST EXPENSE
Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services and various other operating expenses. Total non-interest expense in 2004 increased $162,000, or 1.3 percent, to $12,845,000. This followed an increase in non-interest expense of $738,000, or 6.2 percent, between 2002 and 2003. Despite the increase in non-interest expense, QNB's overhead efficiency ratio, which represents non-interest expense divided by net operating revenue on a tax-equivalent basis, declined from approximately 61.2 percent in 2002 to 57.9 percent in 2004.

Salaries and benefits expense is the largest component of non-interest expense. Salary and benefits expense for 2004 was $7,163,000, a decrease of $32,000, or ..4 percent, over 2003. Salary expense decreased $53,000, or .9 percent, in 2004 to $5,747,000. A portion of salary expense relates to the bank's incentive compensation plan, which provides for the sharing with all employees (excluding senior management) of incremental income above a Board determined level. This plan resulted in a payout of $119,000, or 2.7 percent, of eligible salary in 2004. This compares to a payout of $457,000, or 10.5 percent, of eligible salary in 2003. Salary expense, without the incentive compensation payout, increased $285,000, or 5.3 percent, in 2004. QNB monitors, through the use of various surveys, the competitive salary information in its markets and makes adjustments where appropriate.

[BAR CHART OMITTED, PLOT POINTS FOLLOWS]

2000   62.06%
2001   62.11%
2002   61.21%
2003   60.48%
2004   57.87%

Benefits expense increased by $21,000, or 1.5 percent, to $1,416,000 in 2004. The largest increase was in medical and dental premiums, which increased $55,000, or 7.6 percent. This is a result of the general increase in medical insurance costs. This increase was partially offset by an increase in employee withholdings for these benefits of $26,000 and decreases in payroll taxes and workers' compensation premiums of $9,000 and $7,000, respectively.

Salary and benefits expense for 2003 was $7,195,000, an increase of $664,000, or
10.2 percent, over 2002. Salary expense for 2003 increased $458,000, or 8.6 percent, to $5,800,000. The increase in salary expense when comparing 2003 to 2002 was related to the $257,000 increase in incentive compensation, merit increases and an increase in the number of employees. The number of full time equivalent employees increased by five when comparing 2003 to 2002.

Benefits expense increased by $206,000, or 17.3 percent, to $1,395,000 in 2003. Payroll taxes increased $56,000, or 13.9 percent, primarily as a result of the increase in salary expense. Medical and dental premiums increased $68,000, or
17.9 percent. This is a result of the general increase in medical insurance costs as well as an increase in the number of employees covered by the plan. Retirement plan expense increased $63,000, or 18.9 percent, between 2002 and 2003. This expense was impacted by an extra pay period in 2003. There were 27 pay periods in 2003 compared to 26 pay periods in a normal year. This accounts for approximately $15,000 of the increase. Also impacting retirement plan expense was the increase in eligible salary. When comparing 2003 to 2002, workers compensation insurance premiums increased $12,000, or 47.2 percent.

                                                                                                  CHANGE FROM PRIOR YEAR
                                                                                                ---------------------------
NON-INTEREST EXPENSE COMPARISON                                                                2004                   2003
------------------------------------------------------------------------------------------------------------------------------------
                                                2004         2003         2002           AMOUNT    PERCENT       AMOUNT   PERCENT
------------------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits............  $  7,163      $ 7,195      $ 6,531             $(32)        (.4)%     $ 664       10.2 %
Net occupancy expense.....................     1,013          859          861              154        17.9          (2)       (.2)
Furniture and equipment expense...........     1,148        1,111        1,060               37         3.3          51        4.8
Marketing expense.........................       557          536          598               21         3.9         (62)     (10.4)
Third party services......................       680          741          640              (61)       (8.2)        101       15.8
Telephone, postage and supplies...........       521          556          545              (35)       (6.3)         11        2.0
State taxes...............................       375          331          335               44        13.3          (4)      (1.2)
Other expense.............................     1,388        1,354        1,375               34         2.5         (21)      (1.5)
------------------------------------------------------------------------------------------------------------------------------------

     Total................................  $ 12,845      $12,683      $11,945             $162         1.3 %     $ 738        6.2 %
====================================================================================================================================

Net occupancy expense for 2004 was $1,013,000, an increase of $154,000 from the amount reported in 2003. Contributing to the increase was higher costs related to building maintenance, utilities and rent. The addition of the new supermarket branch as well as some repairs to existing branch locations contributed to the increase in net occupancy expense.

Marketing expense increased $21,000, or 3.9 percent, in 2004 to $557,000. In 2004, the largest increases were in public relations and sales promotions of $19,000 and $13,000, respectively. These increases were primarily related to the costs associated with opening the new branch. When comparing 2003 to 2002, marketing expense decreased $62,000, or 10.4 percent, to $536,000. During 2002, QNB made several large long-term charitable pledges to not-for-profit organizations, clubs and community events in the local communities we serve. These contributions were $90,000 less in 2003 than 2002.

Third party services are comprised of professional services including legal, accounting and auditing, and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include trust services, retail non-deposit services, correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense was $680,000 in 2004 compared to $741,000 in 2003 and $640,000 in 2002. The higher costs in 2003 compared to both 2004 and 2002, primarily relate to the use of consultants for technology projects as well as for human resource purposes. Partially offsetting the decrease in consulting costs in 2004 were higher internal and external auditing costs resulting from the increase in corporate governance as required under the Sarbanes-Oxley Act. Also contributing to the higher third party service expense in 2003 as compared to 2002, was the outsourcing of the printing and mailing of statements which began in the second quarter of 2003.

INCOME TAXES
Applicable income taxes and effective tax rates were $1,704,000, or 21.6 percent, for 2004 compared to $1,254,000, or 18.2 percent, for 2003, and $1,204,000, or 19.5 percent, for 2002. The higher effective tax rate in 2004 was a result of a decrease in the proportion of tax-exempt income from investment securities, loans and bank-owned life insurance to pretax income. Also contributing to the lower effective tax rate in 2003 was the reversal of a $95,000 tax valuation recorded in previous periods. The reversal of the valuation allowance was a result of the ability to realize tax benefits associated with certain impaired securities due to the increase in unrealized gains of certain equity securities held by QNB Corp. The receipt of $109,000 in tax-exempt life insurance proceeds also had a positive impact on the effective tax rate in 2003. For a more comprehensive analysis of income tax expense and deferred taxes, refer to Note 12 in the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION
Financial service organizations today are challenged to demonstrate they can generate sustainable and consistent earnings growth in an increasingly competitive environment. Managing the balance sheet in a low interest rate environment has been a major challenge during the past three years. The flattening of the yield curve that occurred in 2004 will likely continue into 2005 as the short-term part of the yield curve increases, in response to the action of the Federal Reserve Bank, more than the longer end of the curve.

QNB's primary competition in the banking segment of the financial services industry ranges from a mutual thrift institution, to several large community banks, to a few super-regional banks. The landscape in which QNB operates continues to change as several community banks in the area have merged with larger locally or regionally headquartered community banks. In addition, other strong competitors continue to move into QNB's market area. The slower economy, which has reduced the demand for loans, and the increased availability of loans from a variety of financial service providers has led to increased price competition for loans. Deposit growth, which for years was a concern of the banking industry, remained strong. A challenge in 2005 will be to retain and grow these deposits, particularly if the stock market continues to improve. The pricing of deposits has also become very competitive, with many institutions offering higher promotional rates. QNB will continue to price its deposits competitively, but attempt to do so in a manner that will minimize the negative impact on the net interest margin.

Total assets at year-end 2004 were $583,644,000, compared with $550,831,000 at December 31, 2003, an increase of $32,813,000 or 6.0 percent. This followed growth during 2003 of 9.4 percent. Average total assets increased 6.8 percent, or $35,808,000, in 2004 to $562,582,000 and 9.9 percent, or $47,280,000, in
2003. This growth in assets was a result of continued growth in funding sources. Funding sources, which include deposits and borrowed money, increased 6.1 percent from year-end 2003 to year-end 2004 and 11.5 percent from year-end 2002 to year-end 2003. Average funding sources increased 6.7 percent in 2004 and 10.0 percent in 2003.

Total loans, excluding loans held-for-sale, at December 31, 2004 were $268,048,000, an increase of 15.5 percent from December 31, 2003. This followed a 9.1 percent increase from December 31, 2002 to December 31, 2003. Average total loans increased 8.6 percent in 2004 and 10.4 percent in 2003. This loan growth was achieved despite the slow growing economy and the extreme competitive environment for both commercial and consumer loans. Loan growth remains one of the primary goals of QNB.

The following discussion will further detail QNB's financial condition during 2004 and 2003.

INVESTMENT PORTFOLIO HISTORY
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                     2004            2003           2002
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES AVAILABLE-FOR-SALE
U.S. Treasuries...........................................................................   $  6,114       $   6,792       $  6,641
U.S. Government agencies..................................................................     46,478          43,279         29,480
State and municipal securities............................................................     45,992          41,076         26,783
Mortgage-backed securities................................................................     67,510          66,476         70,748
Collateralized mortgage obligations (CMO).................................................     70,789          68,761         44,409
Other debt securities.....................................................................     21,972          25,214         24,530
Equity securities.........................................................................      8,706           9,033          8,565
------------------------------------------------------------------------------------------------------------------------------------
   Total investment securities available-for-sale.........................................   $267,561       $ 260,631       $211,156
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES HELD-TO-MATURITY
State and municipal securities............................................................   $  6,203       $  11,180       $ 19,745
Collateralized mortgage obligations (CMO).................................................         --             832          9,991
------------------------------------------------------------------------------------------------------------------------------------
   Total investment securities held-to-maturity...........................................   $  6,203       $  12,012       $ 29,736
------------------------------------------------------------------------------------------------------------------------------------
   Total investment securities............................................................   $273,764       $ 272,643       $240,892
====================================================================================================================================


INVESTMENT SECURITIES AND OTHER SHORT-TERM INVESTMENTS
Total investment securities at December 31, 2004 and 2003 were $273,764,000 and $272,643,000, respectively. For the same periods, approximately 68.4 percent and
65.9 percent, respectively, of QNB's investment securities were either U.S. Government or U.S. Government agency debt securities, or U.S. Government agency issued mortgage-backed securities or collateralized mortgage obligation securities (CMO). As of December 31, 2004, QNB held no securities of any one issue or any one issuer (excluding the U.S. Government and its agencies) that were in excess of 10 percent of shareholders' equity.

Average investment securities increased $18,085,000, or 7.3 percent, to $264,677,000 in 2004 compared with a $19,008,000, or an 8.4 percent, increase in 2003. Average Federal funds sold decreased 39.2 percent in 2004 to $6,834,000. This followed a 20.0 percent increase during 2003 to $11,236,000. The higher level of Federal funds sold in 2003 was a result of the desire to have more liquidity to support the significant increase in deposits, particularly short-term time deposits and transaction accounts during 2003. In 2004, management made the decision to reduce Federal funds sold balances by purchasing short-term investment securities. This was done for the purpose of improving net interest income. In addition, Federal funds sold, which would be affected by the economic status of the banking industry, and are short-term in nature, were only sold to banks with a minimum Sheshunoff rating of "B", an independent rating service, at the date of the sale.

In light of the fact that QNB's investment portfolio represents a significant portion of earning assets and interest income, QNB actively manages the portfolio in an attempt to maximize earnings, while still considering liquidity needs and interest rate risk. There was a significant amount of activity in the portfolio during 2004. In response to both significant swings in interest rates and the shape of the yield curve, QNB performed several purchase and sales transactions. Proceeds from the sale of investments were $66,715,000 in 2004. In addition, proceeds from maturities, calls and prepayments of securities were $61,145,000. These proceeds were used to purchase $130,878,000 in securities during 2004. Despite the amount of activity in the portfolio, the composition of the portfolio remained relatively unchanged between 2003 and 2004.

Management anticipates the investment portfolio activity will be minimal during 2005 as prepayment activity slows and interest rates increase. It is also anticipated that loan growth will outpace deposit growth, resulting in less funds to invest. Based on prepayment projections, QNB estimates that approximately $56,000,000, at a book yield of 3.85 percent, in cash flow from the portfolio will be available for reinvestment. Of this amount, it is anticipated that $20,000,000 will be used to fund withdrawals of municipal deposits.

INVESTMENT PORTFOLIO WEIGHTED AVERAGE YIELDS
------------------------------------------------------------------------------------------------------------------------------------

                                                                        UNDER          1-5          5-10      OVER 10
DECEMBER 31, 2004                                                      1 YEAR        YEARS         YEARS        YEARS        TOTAL
------------------------------------------------------------------------------------------------------------------------------------

INVESTMENT SECURITIES AVAILABLE-FOR-SALE
U.S. Treasuries:
   Fair value.....................................................   $  3,042     $  3,072            --           --    $   6,114
   Weighted average yield.........................................       1.95%        2.11%           --           --         2.03%
U.S. Government agencies:
   Fair value.....................................................         --     $ 34,325      $ 12,153           --    $  46,478
   Weighted average yield.........................................         --         3.49%         3.60%          --         3.52%
State and municipal securities:
   Fair value.....................................................         --     $    939      $ 14,304     $ 30,749    $  45,992
   Weighted average yield.........................................         --         3.37%         5.72%        6.53%        6.21%
Mortgage-backed securities:
   Fair value.....................................................         --     $ 67,510            --           --    $  67,510
   Weighted average yield.........................................         --         4.59%           --           --         4.59%
Collateralized mortgage obligations (CMO):
   Fair value.....................................................         --     $ 69,904      $    885           --    $  70,789
   Weighted average yield.........................................         --         4.11%         4.10%          --         4.11%
Other debt securities:
   Fair value.....................................................         --     $  5,408      $ 11,537     $  5,027    $  21,972
   Weighted average yield.........................................         --         7.17%         7.48%        4.29%        6.61%
Equity securities:
   Fair value.....................................................         --           --            --     $  8,706    $   8,706
   Weighted average yield.........................................         --           --            --         3.13%        3.13%
------------------------------------------------------------------------------------------------------------------------------------

Total fair value..................................................   $  3,042     $181,158      $ 38,879     $ 44,482    $ 267,561
Weighted average yield ...........................................       1.95%        4.22%         5.46%        5.54%        4.59%
------------------------------------------------------------------------------------------------------------------------------------

INVESTMENT SECURITIES HELD-TO-MATURITY
State and municipal securities:
   Amortized cost.................................................   $    300     $  1,113            --     $  4,790    $   6,203
   Weighted average yield.........................................       7.05%        6.00%           --         6.96%        6.79%
------------------------------------------------------------------------------------------------------------------------------------

Total amortized cost..............................................   $    300     $  1,113            --     $  4,790    $   6,203
Weighted average yield ...........................................       7.05%        6.00%           --         6.96%        6.79%
------------------------------------------------------------------------------------------------------------------------------------

Securities are assigned to categories based on stated contractual maturity except for mortgage-backed securities and CMOs which are based on anticipated payment periods. See interest rate sensitivity section for practical payment and repricing characteristics. Tax-exempt securities were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent and a Tax Equity and Financial Responsibility Act (TEFRA) adjustment of .15 percent. Weighted average yields on investment securities available-for-sale are based on historical cost.

At December 31, 2004 and 2003, investment securities totaling $103,305,000 and $84,425,000 were pledged as collateral for repurchase agreements and public deposits. The increase is a result of the continuing success of acquiring deposit relationships from municipalities and school districts.

QNB accounts for its investments by classifying its securities into three categories. Securities that QNB has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity. Management determines the appropriate classification of securities at the time of purchase. QNB held no trading securities at December 31, 2004 and 2003.

INVESTMENTS AVAILABLE-FOR-SALE
Available-for-sale investment securities include securities that management intends to use as part of its asset/liability management strategy. These securities may be sold in response to changes in market interest rates, related changes in the securities prepayment risk or in response to the need for liquidity. At December 31, 2004, the fair value of investment securities available-for-sale was $267,561,000, or $1,561,000, above the amortized cost of $266,000,000. This compares to a fair value of $260,631,000, or $3,547,000, above the amortized cost of $257,084,000 at December 31, 2003. An unrealized holding gain of $691,000 was recorded as an increase to shareholders' equity as of December 31, 2004, while an unrealized holding gain of $2,341,000 was recorded as an increase to shareholders' equity as of December 31, 2003. The available-for-sale portfolio had a weighted average maturity of approximately 3 years, 7 months at December 31, 2004, and 4 years, 1 month at December 31, 2003. The weighted average tax-equivalent yield was 4.59 percent and 4.61 percent at December 31, 2004 and 2003.

The weighted average maturity is based on the stated contractual maturity or likely call date of all securities except for mortgage-backed securities and CMOs, which are based on estimated average life. The maturity of the portfolio could be shorter if interest rates would decline and prepayments on mortgage-backed securities and CMOs increase or if more securities are called. However, the estimated average life could be longer if rates were to increase and principal payments on mortgage-backed securities and CMOs would slow or bonds anticipated to be called are not called. The interest rate sensitivity analysis on page 32 reflects the repricing term of the securities portfolio based upon estimated call dates and anticipated cash flows assuming management's most likely interest rate environment.

INVESTMENTS HELD-TO-MATURITY
Investment securities held-to-maturity are recorded at amortized cost. Included in this portfolio are state and municipal securities. At December 31, 2004 and 2003, the amortized cost of investment securities held-to-maturity was $6,203,000 and $12,012,000, and the fair value was $6,432,000 and $12,334,000, respectively. The held-to-maturity portfolio had a weighted average maturity of approximately 4 years, 5 months at December 31, 2004, and 2 years, 11 months at December 31, 2003. The weighted average tax-equivalent yield was 6.79 percent and 6.59 percent at December 31, 2004 and 2003. The increase in the weighted average maturity is the result of the maturity or call of municipal bonds that had a short average maturity at December 31, 2003.

LOANS
QNB's primary functions and responsibilities are to accept deposits and to make loans to meet the credit needs of the communities it serves. Loans are a significant component of earning assets. Inherent within the lending function is the evaluation and acceptance of credit risk and interest rate risk along with the opportunity cost of alternative deployment of funds. QNB manages credit risk associated with its lending activities through portfolio diversification, underwriting policies and procedures, and loan monitoring practices.

QNB has comprehensive policies and procedures that define and govern both commercial and retail loan origination and management of risk. All loans are underwritten in a manner that emphasizes the borrowers' capacity to pay. The measurement of capacity to pay delineates the potential risk of non-payment or default. The higher potential for default determines the need for and amount of collateral required. QNB makes unsecured loans when the capacity to pay is considered substantial. As capacity lessens, collateral is required to provide a secondary source of repayment and to mitigate the risk of loss. Various policies and procedures provide guidance to the lenders on such factors as amount, terms, price, maturity and appropriate collateral levels. Each risk factor is considered critical to ensuring that QNB receives an adequate return for the risk undertaken, and that the risk of loss is minimized.

[BAR CHART OMITTED, PLOT POINTS FOLLOWS]

2000  $183,592
2001  $200,089
2002  $212,691
2003  $232,127
2004  $268,048


QNB manages the risk associated with commercial loans, which generally have balances larger than retail loans, by having lenders work in tandem with credit underwriting personnel. In addition, a bank loan committee and a committee of the Board of Directors review certain loan requests on a weekly basis.

QNB's commercial lending activity is focused on small businesses within the local community. Commercial and industrial loans represent commercial purpose loans that are either secured by collateral other than real estate or unsecured. Real estate commercial loans include commercial purpose loans collateralized at least in part by commercial real estate. These loans may not be for the express purpose of conducting commercial real estate transactions. Real estate residential loans include loans secured by one-to-four family units. These loans include fixed rate home equity loans, floating rate home equity lines of credit, loans to individuals for residential mortgages, and commercial purpose loans.

Substantially all originations of loans to individuals for residential mortgages with maturities of 20 years or greater are sold in the secondary market. At December 31, 2004 and 2003, real estate residential loans held-for-sale were $312,000 and $1,439,000, respectively. These loans are carried at the lower of aggregate cost or market.

LOAN PORTFOLIO
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                2004         2003         2002         2001         2000
------------------------------------------------------------------------------------------------------------------------------------
Commercial and industrial.........................................     $  57,364    $  47,196    $  39,546    $  39,694     $ 39,100
Agricultural......................................................             8           14          176        2,622        3,027
Construction......................................................         7,027        9,056        7,687        3,989          380
Real estate-commercial............................................        98,397       86,707       74,125       71,112       65,271
Real estate-residential...........................................        99,893       83,703       84,907       77,273       70,745
Consumer..........................................................         5,376        5,604        6,513        5,669        5,264
------------------------------------------------------------------------------------------------------------------------------------

   Total loans....................................................       268,065      232,280      212,954      200,359      183,787
Less unearned income..............................................            17          153          263          270          195
------------------------------------------------------------------------------------------------------------------------------------

   Total loans, net of unearned income ...........................     $ 268,048    $ 232,127    $ 212,691    $ 200,089     $183,592
====================================================================================================================================


LOAN MATURITIES AND INTEREST SENSITIVITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        UNDER          1-5         OVER
DECEMBER 31, 2004                                                                      1 YEAR        YEARS      5 YEARS        TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Commercial and industrial.......................................................    $  22,199    $  22,465    $  12,700     $ 57,364
Agricultural....................................................................           --            8           --            8
Construction....................................................................          996        6,031           --        7,027
Real estate-commercial..........................................................        7,651       10,851       79,895       98,397
Real estate-residential.........................................................        8,861       15,164       75,868       99,893
Consumer........................................................................          917        4,290          169        5,376
------------------------------------------------------------------------------------------------------------------------------------

       Total....................................................................   $   40,624    $  58,809    $ 168,632     $268,065
====================================================================================================================================

Demand loans, loans having no stated schedule of repayment and no stated maturity, are included in under one year.

The following shows the amount of loans due after one year that have fixed, variable or adjustable interest rates at December 31, 2004:

Loans with fixed predetermined interest rates      $ 81,097
Loans with variable or adjustable interest rates   $ 146,344


As mentioned previously, loan growth remains a major objective for 2005. Loan growth is to be achieved through the use of a formal business development and calling program encompassing lending personnel, branch personnel and senior management. This program was strengthened in 2003 by the appointment of a business development officer. The focus of this program is to both develop new lending and deposit relationships, as well as to strengthen existing relationships. This program has been successful as loans, net of unearned income, increased $35,921,000 or 15.5 percent to $268,048,000 at December 31, 2004. This followed growth of $19,436,000 or 9.1 percent in 2003. Most of the growth in loans in 2004 was centered in loans to small businesses, both commercial and industrial, and loans secured by either commercial or residential real estate, and home equity loans.

The Allowance For Loan Loss Allocation table on page 25 shows how the composition of the loan portfolio has changed. The loan portfolio composition changed slightly from year-end 2003 with commercial and industrial loans increasing from 20.3 percent of the portfolio at year-end 2003 to 21.4 percent of the portfolio at year-end 2004, and loans secured by residential properties increasing from 36.1 percent of the portfolio to 37.3 percent. Most of the growth in loans secured by residential properties is home equity loans. Consumer loans as a percentage of loans continue to decrease as consumer loans, especially auto loans, remain difficult to originate profitably because of the zero rate or low rate loans offered by the automobile manufacturers.

For the second straight year, the commercial and industrial loan category experienced strong growth, increasing $10,168,000, or 21.5 percent, to end the year 2004 at $57,364,000. This followed growth of 19.3 percent in 2003. Although a certain number of these loans are considered unsecured, the majority are secured by non-real estate collateral such as equipment, vehicles, accounts receivable and inventory. Loans secured by commercial real estate increased by $11,690,000, or 13.5 percent, in 2004, following a 17.0 percent increase between December 31, 2002 and 2003. QNB's commercial loans are not considered to be concentrated within any one industry, except those loans to real estate developers and investors that account for $52,046,000, or 19.4 percent, of the loan portfolio at December 31, 2004. This is an increase from the $40,106,000, or 17.3 percent, of the loan portfolio, at December 31, 2003. Concentration is based upon Standard Industrial Classification codes used for bank regulatory purposes and is considered to be 10.0 percent or more of total loans. Diversification is achieved through lending to various industries located within the market area. This diversification is believed to reduce risk associated with changes in economic conditions.

Residential real estate loans increased $16,190,000, or 19.3 percent, to $99,893,000 at December 31, 2004. Growth in variable rate home equity lines of credit contributed $8,795,000 to the growth in this category. Home equity loans, both term loans and lines, have been popular with consumers because they have lower origination costs than residential mortgage loans. The variable line of credit product indexed to the prime rate has been popular because of the low interest rate environment. QNB anticipates some of these lines will be refinanced into fixed rate loans as the prime rate increases. Residential mortgage loans increased $2,139,000 to $22,443,000 at December 31, 2004. The increase in this category was centered in adjustable rate mortgages.


NON-PERFORMING ASSETS
Non-performing assets include accruing loans past due 90 days or more, non-accruing loans, restructured loans, other real estate owned and other repossessed assets. The chart below shows the history of non-performing assets over the past five years. Total non-performing assets were $469,000 at December 31, 2004, or .08 percent of total assets. This represents a decrease from the December 31, 2003 balance of $829,000. Non-performing assets at December 31, 2003 represented .15 percent of total assets. Non-performing assets as a percent of total assets remain at low levels both historically and compared to peer groups.

Non-accrual loans are those on which the accrual of interest has ceased. Commercial loans are placed on non-accrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to protect principal and interest. Consumer loans are not automatically placed on non-accrual status when principal or interest payments are 90 days past due, but, in most instances, are charged-off when deemed uncollectible or after reaching 120 days past due. Included in the loan portfolio are loans on non-accrual status of $373,000 and $818,000 at December 31, 2004 and 2003, respectively.

There were no restructured loans as of December 31, 2004 or 2003, as defined in the Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," that have not already been included in loans past due 90 days or more or in non-accrual loans. There was no other real estate owned or repossessed assets as of December 31, 2004 or 2003.

Loans not included in past due, non-accrual or restructured categories, but where known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, totaled $4,328,000 and $5,348,000 at December 31, 2004 and 2003, respectively.

NON-PERFORMING ASSETS
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                             2004         2003          2002         2001         2000
------------------------------------------------------------------------------------------------------------------------------------
Loans past due 90 days or more not on non-accrual status
   Commercial and industrial......................................      $   -         $  -         $   -        $   -       $    -
   Agricultural...................................................          -            -             -            -            -
   Construction...................................................          -            -             -            -            -
   Real estate-commercial.........................................          -            -             -            -            -
   Real estate-residential........................................         68            -             -          305            -
   Consumer.......................................................         28           11             7           11            4
------------------------------------------------------------------------------------------------------------------------------------
     Total loans past due 90 days or more and accruing............         96           11             7          316            4

Loans accounted for on a non-accrual basis
   Commercial and industrial......................................        372          392             -            -           42
   Agricultural...................................................          -            -             -            -            -
   Construction...................................................          -            -             -            -            -
   Real estate-commercial.........................................          -           17             -            -            -
   Real estate-residential........................................          -          409           650          280          163
   Consumer.......................................................          1            -             -            -            -
------------------------------------------------------------------------------------------------------------------------------------
     Total non-accrual loans......................................        373          818           650          280          205

Other real estate owned...........................................          -            -             -            -            -
Repossessed assets................................................          -            -            11            -            -
------------------------------------------------------------------------------------------------------------------------------------
     Total non-performing assets..................................      $ 469         $829         $ 668        $ 596       $  209
====================================================================================================================================

Total as a percent of total assets................................        .08%         .15%          .13%         .13%         .06%

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses represents management's best estimate of the known and inherent losses in the existing loan portfolio. The determination of an appropriate level of the allowance for loan losses is based upon an analysis of the risks inherent in QNB's loan portfolio. Management uses various tools to assess the appropriateness of the allowance for loan losses. One tool is a model recommended by the Office of the Comptroller of the Currency, the Bank's primary regulator. This model considers a number of relevant factors including: historical loan loss experience, the assigned risk rating of the credit, current and projected credit worthiness of the borrower, current value of the underlying collateral, levels of and trends in delinquencies and non-accrual loans, trends in volume and terms of loans, concentrations of credit, and national and local economic trends and conditions. This model is supplemented with another analysis that also incorporates commercial loan risk ratings, exceptions to QNB's loan policy, and QNB's portfolio exposure to borrowers with large dollar concentration. Other tools include ratio analysis and peer group analysis.

QNB utilizes a risk weighting system that assigns a risk code to every commercial loan. This risk weighting system is supplemented with a program that encourages account officers to identify potentially deteriorating loan situations. The officer analysis program is used to complement the on-going analysis of the loan portfolio performed during the loan review function. In addition, QNB has a committee that meets quarterly to review the appropriateness of the allowance for loan losses based on the current and projected status of all relevant factors pertaining to the loan portfolio.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At December 31, 2004 and 2003, the recorded investment in loans for which impairment has been recognized totaled $372,000 and $796,000 of which $372,000 and $404,000 required no allowance for loan loss. As of December 31, 2003, $392,000 of loans required an allowance for loan loss of $100,000. Most of the loans identified as impaired are collateral-dependent.

QNB had net charge-offs of $317,000 and $9,000 in 2004 and 2003, respectively. Included in net charge-offs in 2004 was a $350,000 charge-off related to the relinquishment of assets by a borrower to the Bank as its secured creditor, and the transfer of this loan to other assets as a repossessed asset. Part of this charge-off was recovered in the fourth quarter of 2004 through the liquidation of assets, which was recorded in non-interest income as a gain of $141,000. Net charge-offs in 2003 were related primarily to consumer loans. QNB had net recoveries of $93,000 during 2002. Most of this recovery relates to a loan charged off in 2001.

The allowance for loan losses was $2,612,000 at December 31, 2004, which represents .97 percent of total loans, compared to $2,929,000, or 1.26 percent, of total loans at December 31, 2003. QNB did not add to the allowance for loan losses, with a provision for loan losses, during any of the past five years because of the continued low levels of non-performing assets, delinquent loans, and charge-offs.

Management, in determining the allowance for loan losses, makes significant estimates. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or the present value of future cash flows. The allowance for loan losses is dependent, to a great extent, on conditions beyond QNB's control. It is therefore possible that management's estimates of the allowance for loan losses and actual results could differ in the near term. In addition, various regulatory agencies, as an integral part of their examination process, periodically review QNB's allowance for losses on loans. These agencies may require QNB to recognize additions to the allowance based on their judgments using information available to them at the time of their examination.

ALLOWANCE FOR LOAN LOSS ALLOCATION
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                              2004                2003                2002                2001               2000
------------------------------------------------------------------------------------------------------------------------------------
                                            PERCENT             PERCENT            PERCENT             PERCENT             PERCENT
                                              GROSS               GROSS              GROSS               GROSS               GROSS
                                    AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT   LOANS     AMOUNT    LOANS     AMOUNT    LOANS
------------------------------------------------------------------------------------------------------------------------------------

Balance at end of period applicable to:
   Commercial and industrial.....   $  869     21.4%   $   685     20.3%   $   521     18.6%   $  531      19.8%   $  892      21.3%
   Agricultural..................        -       -           -       -           2       .1        32       1.3        41      1.6
   Construction..................       79      2.6        123      3.9        103      3.6        62       2.0        10       .2
   Real estate-commercial........    1,228     36.7      1,277     37.3      1,140     34.8     1,148      35.5       975     35.5
   Real estate-residential.......      188     37.3        256     36.1        358     39.9       306      38.6       412     38.5
   Consumer......................       23      2.0         21      2.4         25      3.0        23       2.8        42      2.9
   Unallocated...................      225                 567                 789                743                 578
------------------------------------------------------------------------------------------------------------------------------------

     Total.......................   $2,612    100.0%   $ 2,929    100.0%   $ 2,938    100.0%   $2,845     100.0%   $2,950    100.0%
====================================================================================================================================

Gross loans represent loans before unamortized net loan fees. Percent gross loans lists the percentage of each loan type to total loans.

ALLOWANCE FOR LOAN LOSSES
------------------------------------------------------------------------------------------------------------------------------------
                                                                   2004           2003           2002            2001         2000
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses:
Balance, January 1........................................    $   2,929      $   2,938       $  2,845       $   2,950    $   3,196

Charge-offs
   Commercial and industrial..............................          353              -              -              86          163
   Construction...........................................            -              -              -               -            -
   Real estate-commercial.................................           17              -              -               -           67
   Real estate-residential................................           10              -              6              32           27
   Consumer...............................................           26             28             33              31            7
------------------------------------------------------------------------------------------------------------------------------------

   Total charge-offs......................................          406             28             39             149          264

Recoveries
   Commercial and industrial..............................            -              -             83               6            2
   Construction...........................................            -              -              -               -            -
   Real estate-commercial.................................           17              -              -              22           10
   Real estate-residential................................           54              1             35               8            4
   Consumer...............................................           18             18             14               8            2
------------------------------------------------------------------------------------------------------------------------------------
   Total recoveries.......................................           89             19            132              44           18
------------------------------------------------------------------------------------------------------------------------------------

Net (charge-offs) recoveries  ............................         (317)            (9)            93            (105)        (246)
Provision for loan losses.................................            -              -              -               -            -
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31......................................    $   2,612      $   2,929       $  2,938       $   2,845    $   2,950
====================================================================================================================================

TOTAL LOANS (EXCLUDING LOANS HELD-FOR-SALE):
   Average................................................    $ 250,042      $ 229,001       $207,238       $ 190,290    $ 177,678
   Year-end...............................................      268,048        232,127        212,691         200,089      183,592

RATIOS:
Net charge-offs (recoveries) to:
   Average loans..........................................          .13%             -            (.04)%          .06%         .14%
   Loans at year-end......................................          .12              -            (.04)           .05          .13
   Allowance for loan losses..............................        12.14            .31%          (3.17)          3.69         8.34
   Provision for loan losses..............................           -               -              -              -            -

Allowance for loan losses to:
   Average loans..........................................         1.04%          1.28%           1.42%          1.50%        1.66%
   Loans at year-end......................................          .97           1.26            1.38           1.42         1.61
   Non-performing loans...................................       556.93         353.32          447.18         477.35      1411.48


DEPOSITS
QNB primarily attracts deposits from within its market area by offering various deposit products including demand deposits, interest-bearing demand accounts, money market accounts, savings accounts and certificates of deposit.

Total deposits increased $27,849,000, or 6.3 percent, to $466,488,000 at December 31, 2004. While still considered healthy growth, it represents a decline from the 12.8 percent growth rates achieved in both 2002 and 2003 and the 17.3 percent growth rate in 2001. Similar to the growth obtained in 2003, a significant portion of the growth in 2004 was a result of the ability of QNB to increase its relationships with several school districts. Deposit growth in both 2002 and 2001 was more consumer driven and was aided by continued lackluster performance in the stock market. Consumers were looking for the relative safety of bank deposits despite the relatively low interest rate environment. Most of the growth in 2004 was in money market and time deposits, while most of the growth in 2003 was in non-interest bearing demand accounts and savings accounts.

QNB's "Free Checking" promotion, as well as the acquisition of new business accounts were significant factors in the increase in non-interest bearing deposits over the past three years. Non-interest bearing demand accounts increased 4.2 percent in 2004 to $52,603,000. This compares to growth of 7.2 percent and 17.5 percent in 2003 and 2002.

Interest-bearing demand accounts decreased $12,528,000, or 11.6 percent, to $95,120,000 at December 31, 2004. This followed growth of $37,170,000, or 52.7 percent, in 2003 and $15,395,000, or 27.9 percent, in 2002. Much of the growth in 2002 and 2003 can be attributed to the development of relationships with several school districts and municipalities. The decline in balances in 2004 is related to a reduction in deposits of one of these school districts. Some of this decline was offset by a 10.8 percent increase in personal interest bearing demand accounts.

Money market balances increased $22,061,000, or 57.5 percent, to $60,434,000 at December 31, 2004. The additional deposits of a school district account for $15,000,000 of this increase. These deposits are anticipated to be withdrawn during the second quarter of 2005. The additional growth in money market accounts can be partially attributed to the Treasury Select Indexed Money Market account which reprices monthly, based on a percentage of the average of the 91-day Treasury bill. This product should gain in popularity again as short-term interest rates increase.

Savings accounts continue to grow, increasing $3,503,000, or 6.7 percent, to $55,511,000 at December 31, 2004. This followed growth of $6,670,000, or 14.7 percent, in 2003 and $8,178,000, or 22.0 percent, during 2002. It appears that consumers are looking for the relative safety of bank deposits and the flexibility of savings accounts despite the low interest rates.

The growth in time deposits picked up during 2004 as these accounts were the primary beneficiary of rising interest rates; providing significantly better interest rates than either savings and money market accounts. Total time deposit accounts increased $12,678,000 or 6.7 percent to $202,820,000 at December 31, 2004. Total time deposits increased only 1.9 percent, or $3,465,000, to $190,142,000 at December 31, 2003.

An analysis of the change in average deposits provides a more meaningful measure of deposit change. Average total deposits increased 7.3 percent in 2004 and 12.7 percent in 2003. Average non-interest bearing deposits increased 7.2 percent to $52,691,000 in 2004. This followed a 12.8 percent increase in 2003. Average interest-bearing demand accounts increased 15.0 percent in 2004, to $100,684,000, and 43.5 percent in 2003, to $87,570,000. Average money market accounts increased 22.8 percent in 2004. This followed a 2.8 percent decrease in 2003. As mentioned previously, the growth in interest-bearing demand accounts in both 2004 and 2003 and the growth in money market accounts in 2004 are primarily the result of the additional deposits from the school districts and municipalities. Average time deposits increased .9 percent in 2004 compared to an increase of 3.9 percent in 2003. Much of the growth in time deposits in 2004 occurred later in the year as a result of the higher interest rates being promoted.

[BAR CHART OMITTED, PLOT POINTS FOLLOWS]

2000  $292,273
2001  $312,509
2002  $371,718
2003  $419,098
2004  $449,743

Attracting and retaining deposits, while not a significant concern in any of the past four years, may once again become an issue facing the banking industry. The equity markets rebounded in 2003 and 2004 from three down years and may once again be an attractive alternative to low rate bank deposits. To continue to attract and retain deposits, QNB plans to be competitive with respect to rates and to continue to deliver products that appeal to customers.

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                                2004                         2003                        2002
------------------------------------------------------------------------------------------------------------------------------------
Three months or less............................................    $ 2,134                     $ 11,004                     $13,322
Over three months through six months............................      2,785                        4,949                       7,074
Over six months through twelve months...........................     14,117                        7,906                      11,667
Over twelve months..............................................     22,939                       14,979                       8,765
------------------------------------------------------------------------------------------------------------------------------------
     Total......................................................    $41,975                     $ 38,838                     $40,828
====================================================================================================================================

AVERAGE DEPOSITS BY MAJOR CLASSIFICATION
------------------------------------------------------------------------------------------------------------------------------------
                                                                2004                         2003                        2002
------------------------------------------------------------------------------------------------------------------------------------
                                                         BALANCE     RATE             BALANCE     RATE            BALANCE      RATE
------------------------------------------------------------------------------------------------------------------------------------
Non-interest bearing deposits.......................   $  52,691        -           $  49,164        -           $ 43,569         -
Interest-bearing demand accounts....................     100,684       .68%            87,570      .63%            61,006       .64%
Money market accounts...............................      44,364       .99             36,138      .83             37,171      1.51
Savings.............................................      54,613       .39             50,616      .64             41,764      1.19
Time ...............................................     156,511      2.65            152,321     2.96            141,854      4.12
Time deposits of $100,000 or more...................      40,880      2.42             43,289     2.49             46,354      3.48
------------------------------------------------------------------------------------------------------------------------------------
     Total..........................................   $ 449,743      1.44%         $ 419,098     1.61%          $371,718      2.40%
====================================================================================================================================

LIQUIDITY
Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. QNB manages its mix of cash, Federal funds sold, investment securities and loans, in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities, net interest income and fee income. The portfolio of investment securities available-for-sale and QNB's policy of selling certain residential mortgage originations in the secondary market also provide sources of liquidity. Additional sources of liquidity are provided by the Bank's membership in the Federal Home Loan Bank of Pittsburgh (FHLB) and a $10,000,000 unsecured Federal funds line granted by a correspondent bank. The Bank has a maximum borrowing capacity with the FHLB of approximately $230,210,000. At December 31, 2004, QNB's outstanding borrowings under the FHLB credit facilities totaled $55,000,000.

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale totaled $290,058,000 at December 31, 2004 and $288,136,000 at December 31, 2003. These sources should be adequate to meet normal fluctuations in loan demand or deposit withdrawals. For the most part, QNB has been able to fund the growth in earning assets during 2004 and 2003 through increased deposits. During the second quarter of 2004, QNB used overnight borrowings from the FHLB and its Federal funds line to help fund the significant loan growth at the end of the quarter. QNB could have sold investment securities instead of using short-term borrowings to fund the loan growth, but decided it made financial sense to use low cost funds as opposed to selling higher yielding investment securities. In addition, the Federal funds line was used several times during 2004 because of timing differences between the withdrawal of funds by municipalities and the receipt of the proceeds from the securities matched against these deposits.

Approximately $103,305,000 and $84,425,000 of available-for-sale securities at December 31, 2004 and 2003 were pledged as collateral for repurchase agreements and deposits of public funds. In addition, under terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. The significant increase in pledged amounts relates primarily to the additional school district deposits received in 2004. These deposits were used to purchase available-for-sale securities that were used to pledge against the deposits of the municipalities.

QNB's near-term liquidity concern is the ability to meet the expected withdrawal of $20,000,000 by a school district during the second quarter of 2005. These funds are matched with callable agency securities with call dates that closely match the anticipated withdrawal dates. The risk is interest rates increase enough that these securities are not called. In that case, QNB could use its credit facilities to fund the withdrawals, sell these callable securities, probably at a loss, or sell other investment securities. A longer-term liquidity concern is that the equity markets strengthen and the Bank suffers disintermediation back to the equity market as it loses deposits that it obtained during the years the equity markets were declining. During that time, many customers preferred the safety of FDIC-insured deposits compared to the uncertain equity market, despite historically low interest rates.

CAPITAL ADEQUACY
A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB's shareholders' equity at December 31, 2004 was $45,775,000, or 7.84 percent of total assets, compared to shareholders' equity of $43,440,000, or 7.89 percent of total assets, at December 31, 2003. At December 31, 2004, shareholders' equity included a positive adjustment of $691,000 related to the unrealized holding gain, net of taxes, on investment securities available-for-sale, while shareholders' equity at December 31, 2003 included a positive adjustment of $2,341,000. Without these adjustments, shareholders' equity to total assets would have been 7.72 percent and 7.46 percent at December 31, 2004 and 2003, respectively. The increase in the ratio is a result of the rate of capital retention exceeding the rate of asset growth. Total assets increased 6.0 percent between December 31, 2003 and December 31, 2004 while shareholders' equity, excluding the net unrealized holding gains, increased 9.7 percent.

Average shareholders' equity and average total assets were $42,975,000 and $562,582,000 during 2004, an increase of 9.4 percent and 6.8 percent, respectively, compared to 2003. The ratio of average total equity to average total assets was 7.64 percent for 2004, compared to 7.46 percent for 2003.

The Corporation is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law as amended (the "BCL"). The BCL operates generally to preclude dividend payments, if the effect thereof would render the Corporation insolvent, as defined. As a practical matter, the Corporation's payment of dividends is contingent upon its ability to obtain funding in the form of dividends from the Bank. Payment of dividends to the Corporation by the Bank is subject to the restrictions in the National Bank Act. Generally, the National Bank Act permits the Bank to declare dividends in 2005 of approximately $7,261,000, plus an amount equal to the net profits of the Bank in 2005 up to the date of any such dividend declaration. QNB Corp. paid dividends to its shareholders of $.74 per share in 2004, an increase of 12.1 percent from the $.66 per share paid in 2003. Earnings retained in 2004 were 63.1 percent compared to 63.8 percent in 2003. These earnings are retained in the form of capital to support future growth.

QNB is subject to various regulatory capital requirements as issued by Federal regulatory authorities. Regulatory capital is defined in terms of Tier I capital (shareholders' equity excluding unrealized gains or losses on available-for-sale securities and intangible assets), Tier II capital which includes a portion of the allowance for loan losses, and total capital (Tier I plus Tier II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet arrangements, such as letters of credit and loan commitments, based on associated risk. Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to total average assets. The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for total risk-based capital and 4.00 percent for leverage.

CAPITAL ANALYSIS
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                                  2004             2003
------------------------------------------------------------------------------------------------------------------------------------
TIER I
Shareholders' equity................................................................................     $  45,775        $  43,440
Net unrealized securities gains.....................................................................          (691)          (2,341)
Net unrealized losses equity securities.............................................................        (1,019)             (14)
Intangible assets...................................................................................          (145)            (208)
------------------------------------------------------------------------------------------------------------------------------------
Total Tier I risk-based capital.....................................................................        43,920           40,877

TIER II
Allowable portion of the allowance
  for loan losses...................................................................................     $   2,612        $   2,929
------------------------------------------------------------------------------------------------------------------------------------
Total risk-based capital............................................................................     $  46,532        $  43,806
====================================================================================================================================
Risk-weighted assets................................................................................     $ 358,407        $ 327,243
====================================================================================================================================

CAPITAL RATIOS
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                                  2004             2003
------------------------------------------------------------------------------------------------------------------------------------

Tier I capital/risk-weighted assets................................................................          12.25%           12.49%
Total risk-based capital/risk-weighted assets......................................................          12.98            13.39
Tier I capital/average assets (leverage ratio).....................................................           7.44             7.38

Based on the requirements, QNB has a Tier I capital ratio of 12.25 percent and
12.49 percent, a total risk-based ratio of 12.98 percent and 13.39 percent, and a leverage ratio of 7.44 percent and 7.38 percent at December 31, 2004 and 2003, respectively. The decline in both the Tier I capital ratio and total risk-based ratio reflects the change in the balance sheet composition with growth in loans, primarily commercial loans, outpacing the growth in investment securities. Loans are usually assigned a higher risk weighting than investment securities. The increase in net unrealized losses on equity securities in 2004 also had a negative impact on both ratios. The total risk-based capital ratio was also negatively impacted by the net charge-offs in 2004, which reduced the allowance for loan losses included in Tier 2 capital.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At December 31, 2004 and 2003, QNB met the "well capitalized" criteria, which requires minimum Tier I and total risk-based capital ratios of
6.00 percent and 10.00 percent, respectively, and a leverage ratio of 5.00 percent.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, AND OFF-BALANCE SHEET ARRANGEMENTS
QNB has various financial obligations, including contractual obligations and commitments, that may require future cash payments.

CONTRACTUAL OBLIGATIONS
The following table presents, as of December 31, 2004, significant contractual obligations to third parties by payment date. Further discussion of the nature of each obligation can be found in the notes to the consolidated financial statements.

                                                           UNDER 1 YEAR   1 TO 3 YEARS   3 TO 5 YEARS    OVER 5 YEARS          TOTAL
------------------------------------------------------------------------------------------------------------------------------------

Time Deposits.............................................   $  103,405       $ 89,915       $  9,454        $     46      $ 202,820
Short-term borrowings.....................................       13,374              -              -               -         13,374
Federal Home Loan Bank advances...........................        2,000          3,000         26,500          23,500         55,000
Operating leases..........................................          274            504            467           2,077          3,322
====================================================================================================================================
Total.....................................................   $  119,053       $ 93,419       $ 36,421        $ 25,623      $ 274,516
====================================================================================================================================


COMMITMENTS
The following table presents, as of December 31, 2004, the amounts and expected maturities of significant commitments. Discussion of the obligations can be found in the notes to the consolidated financial statements

                                                           UNDER 1 YEAR   1 TO 3 YEARS   3 TO 5 YEARS    OVER 5 YEARS          TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Commitments to extend credit
   Commercial.............................................   $   57,317        $ 1,081        $     -        $      -       $ 58,398
   Residential real estate................................        1,042              -              -               -          1,042
   Other..................................................            -              -              -          22,348         22,348
Standby letters of credit.................................        2,569          1,068              -               -          3,637
------------------------------------------------------------------------------------------------------------------------------------
Total.....................................................   $   60,928        $ 2,149        $     -        $ 22,348       $ 85,425
====================================================================================================================================

Commitments to extend credit, inclulding loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, as these commitments often expire without being drawn upon.

RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 1 of the Notes to Consolidated Financial Statements for discussion of recently issued accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of QNB, which are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these consolidated financial statements requires QNB to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. QNB evaluates estimates on an on-going basis, including those related to the allowance for loan losses, non-accrual loans, other real estate owned, other-than-temporary investment impairments, intangible assets, stock option plans and income taxes. QNB bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

ALLOWANCE FOR LOAN LOSSES
QNB considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a level believed by management to be sufficient to absorb probable known and inherent losses in the outstanding loan portfolio. The allowance is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses. The provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered necessary by management.

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

Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio. QNB's lending and loan administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower's circumstances which may affect the ability to repay debt or the value of pledged collateral. A loan classification and review system exists that identifies those loans with a higher than normal risk of collectibility. Each commercial loan is assigned a grade based upon an assessment of the borrower's financial capacity to service the debt and the presence and value of collateral for the loan. An independent loan review group tests risk assessments and evaluates the adequacy of the allowance for loan losses. Management meets monthly to review the credit quality of the loan portfolio and quarterly to review the allowance for loan losses.

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

INCOME TAXES

QNB accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part go beyond QNB's control, it is at least reasonably possible that management's judgment about the need for a valuation allowance for deferred taxes could change in the near term.

OTHER-THAN-TEMPORARY INVESTMENT SECURITY IMPAIRMENT

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term "other-than-temporary" is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the Corporation is subject to three primary risks.

o Credit risk
o Liquidity risk
o Interest rate risk

The Board of Directors has established an Asset Liability Committee (ALCO) to measure, monitor and manage interest rate risk for the Bank. The Bank's Asset Liability Policy has instituted guidelines covering the three primary risks.

For discussion on credit risk refer to the sections on non-performing assets, allowance for loan losses, Note 5 and Note 6 of the Notes to Consolidated Financial Statements.

For discussion on liquidity risk refer to the section on liquidity at page 28 in
Item 7 of this Form 10-K filing.

INTEREST RATE SENSITIVITY
------------------------------------------------------------------------------------------------------------------------------------
                                               WITHIN       3 TO 6      6 MONTHS      1 TO 3        3 TO 5        AFTER
DECEMBER 31, 2004                            3 MONTHS       MONTHS     TO 1 YEAR        YEARS        YEARS      5 YEARS        TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing balances..................$      981            -             -            -            -            -     $    981
Federal funds sold.........................     3,159            -             -            -            -            -        3,159
Investment securities*.....................    13,392     $ 28,574     $  21,190    $  89,656    $  55,799    $  63,592      272,203
Non-marketable equity securities...........         -            -             -            -            -        3,947        3,947
Loans, including loans held-for-sale.......    91,082       21,598        40,080       72,909       31,038       11,653      268,360
Bank-owned life insurance..................         -            -         7,906            -            -           -         7,906
------------------------------------------------------------------------------------------------------------------------------------
Total rate sensitive assets................   108,614       50,172        69,176      162,565       86,837       79,192     $556,556
Total cumulative assets....................$  108,614     $158,786     $ 227,962    $ 390,527    $ 477,364    $ 556,556
====================================================================================================================================
Liabilities
Interest-bearing non-maturing deposits.....$   92,174     $ 20,000     $       -    $   5,876    $  13,560    $  79,455     $211,065
Time deposits less than $100,000...........    13,519       25,353        51,791       63,355        6,801           26      160,845
Time deposits over $100,000................     2,134        2,785        14,117       20,289        2,650            -       41,975
Short-term borrowings......................    13,374            -             -            -            -            -       13,374
Federal Home Loan Bank advances............     5,000            -             -            -       26,500       23,500       55,000
------------------------------------------------------------------------------------------------------------------------------------
Total rate sensitive liabilities...........   126,201       48,138        65,908       89,520       49,511      102,981     $482,259
Total cumulative liabilities...............$  126,201     $174,339     $ 240,247    $ 329,767    $ 379,278    $ 482,259
====================================================================================================================================
Gap during period..........................$  (17,587)    $  2,034     $   3,268    $  73,045    $  37,326    $ (23,789)    $ 74,297
====================================================================================================================================
Cumulative gap.............................$  (17,587)    $(15,553)    $ (12,285)   $  60,760    $  98,086    $  74,297
====================================================================================================================================
Cumulative gap/rate sensitive assets.......     (3.16)%      (2.79)%       (2.21)%     10.92%       17.62%       13.35%
====================================================================================================================================

Cumulative gap ratio.......................       .86          .91           .95         1.18         1.26         1.15
====================================================================================================================================

* Excludes unrealized holding gain on available-for-sale securities of $1,561.

The table below summarizes estimated changes in net interest income over the next twelve-month period, under various interest rate scenarios.

------------------------------------------------------------------------------------------------------------------------------------
CHANGE IN INTEREST RATES                                         NET INTEREST INCOME         DOLLAR CHANGE         PERCENT CHANGE
====================================================================================================================================
DECEMBER 31, 2004
------------------------------------------------------------------------------------------------------------------------------------
+300 Basis Points...............................................          $   15,632            $    (508)                  (3.15)%
+200 Basis Points...............................................              16,191                    51                    .32
+100 Basis Points...............................................              16,388                   248                   1.54
FLAT RATE.......................................................              16,140                     -                      -
-100 Basis Points...............................................              15,123                (1,017)                (6.30)
====================================================================================================================================
DECEMBER 31, 2003
------------------------------------------------------------------------------------------------------------------------------------
+300 Basis Points...............................................          $   15,887            $      146                    .93%
+200 Basis Points...............................................              16,209                   468                   2.97
+100 Basis Points...............................................              16,182                   441                   2.80
FLAT RATE.......................................................              15,741                     -                      -
-100 Basis Points...............................................              13,890                (1,851)                (11.76)
------------------------------------------------------------------------------------------------------------------------------------

INTEREST RATE SENSITIVITY

Since the assets and liabilities of QNB have diverse repricing characteristics that influence net interest income, management analyzes interest sensitivity through the use of gap analysis and simulation models. Interest rate sensitivity management seeks to minimize the effect of interest rate changes on net interest margins and interest rate spreads and to provide growth in net interest income through periods of changing interest rates. ALCO is responsible for managing interest rate risk and for evaluating the impact of changing interest rate conditions on net interest income.

Gap analysis measures the difference between volumes of rate sensitive assets and liabilities and quantifies these repricing differences for various time intervals. Static gap analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income because changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously. Interest rate sensitivity analysis also involves assumptions on certain categories of assets and deposits. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities, CMOs and amortizing loans are scheduled based on their anticipated cash flow. Savings accounts, including passbook, statement savings, money market, and interest-bearing demand accounts, do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. This may impact QNB's margin, if more expensive alternative sources of deposits are required to fund loans or deposit run-off. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. The Treasury Select Indexed Money Market account reprices monthly, based on a percentage of the average of the 91-day Treasury bill.

A positive gap results when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities. A negative gap results when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets.

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At December 31, 2004, interest earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $227,962,000. Interest sensitive liabilities scheduled to mature or reprice within one year were $240,247,000. The one-year cumulative gap, which reflects QNB's interest sensitivity over a period of time, was a negative $12,285,000 at December 31, 2004. The cumulative one-year gap equals -2.21 percent of total rate sensitive assets. This negative or liability sensitive gap will generally benefit QNB in a falling interest rate environment, while rising interest rates could negatively impact QNB.

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management's assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on what management believes, at that time, to be the most likely interest rate environment. Management also evaluates the impact of higher and lower interest rates by simulating the impact on net interest income of changing rates. While management performs rate shocks of 100, 200 and 300 basis points, it believes, given the level of interest rates at December 31, 2004, that it is unlikely that interest rates would decline by 200 or 300 basis points. The simulation results can be found in the chart on page 32.

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

The nature of QNB's current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At December 31, 2004, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

QNB anticipates a rise in interest rates through 2005. Given this assumption, the asset/liability strategy for 2005 is to achieve a positive gap position for periods up to a year.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following audited financial statements are set forth in this Annual Report of Form 10-K on the following pages:

               Independent Registered Public Accounting Firm's Report....Page 35
               Independent Registered Public Accounting Firm's Report....Page 36
               Consolidated Balance Sheet................................Page 37
               Consolidated Income Statement.............................Page 38
               Consolidated Statements of Shareholders' Equity...........Page 39
               Consolidated Statements of Cash Flows.....................Page 40
               Notes to Consolidated Financial Statements................Page 41

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS REPORT

The Board of Directors
QNB Corp:

We have audited the accompanying consolidated balance sheets of QNB Corp. and subsidiary as of December 31, 2004 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of QNB Corp. and subsidiary as of December 31, 2003 and for each of the years in the two-year period ended December 31, 2003, were audited by other auditors whose report thereon dated February 20, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of QNB Corp. and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.



/s/ S.R. Snodgrass, A.C.
March 3, 2005
Wexford, Pennsylvania

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS REPORT

To the Shareholders and Board of Directors of QNB Corp.:

We have audited the accompanying consolidated balance sheet of QNB Corp. and subsidiary (the "Company") as of December 31, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QNB Corp. and subsidiary as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.



/s/ KPMG LLP
Philadelphia, Pennsylvania
February 20, 2004

Consolidated Balance Sheets
                                                                                                   (in thousands, except share data)
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                                   2004            2003
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks.................................................................................  $  19,026       $  21,534
Federal funds sold......................................................................................      3,159           4,532
------------------------------------------------------------------------------------------------------------------------------------
         Total cash and cash equivalents................................................................     22,185          26,066

Investment securities
     Available-for-sale (amortized cost $266,000 and $257,084)..........................................    267,561         260,631
     Held-to-maturity (market value $6,432 and $12,334).................................................      6,203          12,012
Non-marketable equity securities........................................................................      3,947           3,810
Loans held-for-sale.....................................................................................        312           1,439
Total loans, net of unearned income       ..............................................................    268,048         232,127
Allowance for loan losses...............................................................................     (2,612)         (2,929)
------------------------------------------------------------------------------------------------------------------------------------
         Net loans......................................................................................    265,436         229,198
Bank-owned life insurance...............................................................................      7,906           7,585
Premises and equipment, net.............................................................................      5,640           5,090
Accrued interest receivable ............................................................................      2,531           2,823
Other assets............................................................................................      1,923           2,177
------------------------------------------------------------------------------------------------------------------------------------
Total assets............................................................................................  $ 583,644       $ 550,831
====================================================================================================================================

LIABILITIES
Deposits
     Demand, non-interest-bearing.......................................................................  $  52,603       $  50,468
     Interest-bearing demand accounts...................................................................     95,120         107,648
     Money market accounts..............................................................................     60,434          38,373
     Savings............................................................................................     55,511          52,008
     Time...............................................................................................    160,845         151,304
     Time over $100,000.................................................................................     41,975          38,838
------------------------------------------------------------------------------------------------------------------------------------
         Total deposits.................................................................................    466,488         438,639
Short-term borrowings...................................................................................     13,374          10,416
Federal Home Loan Bank advances.........................................................................     55,000          55,000
Accrued interest payable................................................................................      1,179           1,285
Other liabilities.......................................................................................      1,828           2,051
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities.......................................................................................    537,869         507,391
------------------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Common stock, par value $0.625 per share;
     authorized 10,000,000 shares; 3,204,764 shares and 3,202,065 shares issued;
     3,098,078 and 3,095,379 shares outstanding.........................................................      2,003           2,001
Surplus.................................................................................................      9,005           8,933
Retained earnings.......................................................................................     35,570          31,659
Accumulated other comprehensive income, net.............................................................        691           2,341
Treasury stock, at cost; 106,686 shares.................................................................     (1,494)         (1,494)
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity..............................................................................     45,775          43,440
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity..............................................................  $ 583,644       $ 550,831
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

Consolidated Statements of Income
                                                                                                   (in thousands, except share data)
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                                               2004         2003        2002
------------------------------------------------------------------------------------------------------------------------------------
Interest Income
Interest and fees on loans.....................................................................   $ 14,229     $ 14,208     $14,892
Interest and dividends on investment securities:
     Taxable...................................................................................      8,945        8,603      10,060
     Tax-exempt................................................................................      2,224        2,112       1,979
Interest on Federal funds sold.................................................................         93          126         152
Interest on interest-bearing balances and other interest income................................         80           90         108
------------------------------------------------------------------------------------------------------------------------------------
         Total interest income.................................................................     25,571       25,139      27,191
------------------------------------------------------------------------------------------------------------------------------------
Interest Expense
Interest on deposits
     Interest-bearing demand accounts..........................................................        681          554         393
     Money market accounts.....................................................................        441          298         559
     Savings...................................................................................        215          324         497
     Time......................................................................................      4,153        4,511       5,843
     Time over $100,000........................................................................        990        1,080       1,614
Interest on short-term borrowings..............................................................        124          106         264
Interest on Federal Home Loan Bank advances....................................................      2,902        2,881       2,906
------------------------------------------------------------------------------------------------------------------------------------
         Total interest expense................................................................      9,506        9,754      12,076
------------------------------------------------------------------------------------------------------------------------------------
         Net interest income...................................................................     16,065       15,385      15,115
Provision for loan losses......................................................................          -            -           -
------------------------------------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses...................................     16,065       15,385      15,115
------------------------------------------------------------------------------------------------------------------------------------

Non-Interest Income
Fees for services to customers.................................................................      2,000        1,849       1,634
ATM and debit card income......................................................................        598          541         509
Income on bank-owned life insurance............................................................        300          330         372
Mortgage servicing fees........................................................................        112           12          97
Net gain (loss) on investment securities available-for-sale....................................        849         (134)       (779)
Net gain on sale of loans......................................................................        154          923         676
Other operating income.........................................................................        674          679         480
------------------------------------------------------------------------------------------------------------------------------------
         Total non-interest income.............................................................      4,687        4,200       2,989
------------------------------------------------------------------------------------------------------------------------------------
Non-Interest Expense
Salaries and employee benefits.................................................................      7,163        7,195       6,531
Net occupancy expense..........................................................................      1,013          859         861
Furniture and equipment expense................................................................      1,148        1,111       1,060
Marketing expense..............................................................................        557          536         598
Third party services...........................................................................        680          741         640
Telephone, postage and supplies expense........................................................        521          556         545
State taxes....................................................................................        375          331         335
Other expense..................................................................................      1,388        1,354       1,375
------------------------------------------------------------------------------------------------------------------------------------
         Total non-interest expense............................................................     12,845       12,683      11,945
------------------------------------------------------------------------------------------------------------------------------------
     Income before income taxes  ..............................................................      7,907        6,902       6,159
Provision for income taxes.....................................................................      1,704        1,254       1,204
------------------------------------------------------------------------------------------------------------------------------------
     Net Income................................................................................   $  6,203     $  5,648     $ 4,955
====================================================================================================================================
     Net Income Per Share - Basic..............................................................   $   2.00     $   1.83     $  1.61
====================================================================================================================================
     Net Income Per Share - Diluted............................................................   $   1.95     $   1.79     $  1.59
====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Shareholders' Equity

------------------------------------------------------------------------------------------------------------------------------------
                                                                       ACCUMULATED
                                                                             OTHER
                                            NUMBER   COMPREHENSIVE   COMPREHENSIVE    COMMON           RETAINED  TREASURY
(in thousands, except share data)         OF SHARES         INCOME   INCOME (LOSS)     STOCK  SURPLUS  EARNINGS     STOCK     TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001............... 3,072,718              -         $ 1,099   $ 1,987   $8,681  $ 24,946   $(1,494)  $35,219
------------------------------------------------------------------------------------------------------------------------------------
Net income...............................         -         $4,955               -         -        -     4,955         -     4,955
Other comprehensive income, net of tax
     Unrealized holding gains on
       investment securities
       available-for-sale................         -          1,990              -         -        -      -         -         -
     Reclassification adjustment for
       losses included in net income.....         -            514               -         -        -         -         -         -
                                                            ------
     Other comprehensive income..........         -          2,504           2,504         -        -         -         -     2,504
                                                            ------
Comprehensive income.....................         -         $7,459               -         -        -         -         -         -
                                                            ======
Cash dividends paid
     ($.60 per share)....................         -              -               -         -        -    (1,848)        -    (1,848)
Stock issue - Employee stock purchase plan    3,304              -               -         2       50          -        -        52
Stock issued for options exercised.......     5,572              -               -         4       28         -         -        32
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002............... 3,081,594              -           3,603     1,993    8,759    28,053    (1,494)   40,914
====================================================================================================================================
Net income...............................         -         $5,648               -         -        -     5,648         -     5,648
Other comprehensive income, net of tax
     Unrealized holding losses on
       investment securities
       available-for-sale................         -         (1,350)              -         -        -      -         -         -
     Reclassification adjustment for
       losses included in net income.....         -             88               -         -        -      -         -         -
                                                            ------
     Other comprehensive income..........         -         (1,262)         (1,262)        -        -      -         -       (1,262)
                                                            ------
Comprehensive income.....................         -         $4,386               -         -        -         -         -         -
                                                            ======
Cash dividends paid
     ($.66 per share)....................         -              -               -         -        -    (2,042)        -    (2,042)
Stock issue - Employee stock purchase plan    3,415              -               -         2       62         -         -        64
Stock issued for options exercised.......    10,370              -               -         6       72         -         -        78
Tax benefits from stock plans............         -              -               -         -       40         -         -        40
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003............... 3,095,379              -           2,341     2,001    8,933    31,659    (1,494)   43,440
====================================================================================================================================
Net income...............................         -         $6,203               -         -        -     6,203   -           6,203
Other comprehensive income, net of tax
     Unrealized holding losses on
       investment securities
       available-for-sale................         -         (1,090)              -         -        -         -         -         -
     Reclassification adjustment for
       gains included in net income......         -           (560)              -         -        -         -         -         -
                                                            ------
     Other comprehensive income..........         -         (1,650)         (1,650)        -        -         -         -    (1,650)
                                                            ------
Comprehensive income.....................         -         $4,553               -         -        -         -         -         -
                                                            ======
Cash dividends paid
     ($.74 per share)....................         -              -               -         -        -    (2,292)        -    (2,292)
Stock issue - Employee stock purchase plan    2,679              -               -         2       72         -         -        74
Stock issued for options exercised.......        20              -               -         -        -         -         -         -
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004............... 3,098,078              -         $   691   $ 2,003   $9,005   $35,570   $(1,494)  $45,775
====================================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

Consolidated Statements of Cash Flows
                                                                                                              (in thousands)
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                                                                2004        2003        2002
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income....................................................................................  $   6,203   $   5,648   $   4,955
   Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation and amortization...............................................................       907         873         835
     Securities (gains) losses ..................................................................      (849)        134         779
     Net gain on sale of repossessed assets......................................................      (141)          -           -
     Proceeds from sale of repossessed assets....................................................     1,167           -           -
     Net gain on sale of loans...................................................................      (154)       (923)       (676)
     Loss on disposal of premises and equipment..................................................         3          13           2
     Loss on equity investment in title company..................................................        26           -           -
     Proceeds from sales of residential mortgages................................................     9,162      41,904      24,472
     Originations of residential mortgages held-for-sale.........................................    (8,055)    (39,244)    (27,276)
     Proceeds from sales of student loans........................................................         -         403       1,896
     Originations of student loans...............................................................         -        (160)     (1,121)
     Income on bank-owned life insurance.........................................................      (300)       (330)       (372)
     Life insurance (premiums) proceeds/net......................................................       (21)        142         (27)
     Deferred income tax provision...............................................................       299          (2)        (79)
     Change in income taxes payable..............................................................       282        (121)       (132)
     Net decrease (increase) in accrued interest receivable......................................       292        (113)       (213)
     Net amortization of premiums and discounts..................................................       933       1,447         901
     Net decrease in accrued interest payable....................................................      (106)       (270)       (588)
     (Increase) decrease in other assets ........................................................       (67)         45          69
     (Decrease) increase  in other liabilities...................................................      (280)        206      (1,336)
------------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities...................................................     9,301       9,652       2,089
------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Proceeds from maturities and calls of investment securities
     available-for-sale..........................................................................    55,334      87,380      63,296
     held-to-maturity............................................................................     5,811      17,706      18,877
   Proceeds from sales of investment securities
     available-for-sale..........................................................................    66,715      54,591      17,245
   Purchase of investment securities
     available-for-sale..........................................................................  (130,878)   (194,743)   (123,909)
     held-to-maturity............................................................................         -           -      (5,955)
   Net increase in loans.........................................................................   (37,156)    (19,050)    (11,934)
   Net change in non-marketable securities.......................................................      (137)       (225)       (845)
   Net purchases of premises and equipment.......................................................    (1,460)       (479)       (720)
------------------------------------------------------------------------------------------------------------------------------------
     Net cash used by investing activities.......................................................   (41,771)    (54,820)    (43,945)
------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Net increase in non-interest-bearing deposits.................................................     2,135       3,389       7,001
   Net increase in interest-bearing non-maturity deposits........................................    13,036      42,872      27,315
   Net increase in time deposits.................................................................    12,678       3,465       9,866
   Net increase (decrease) in short-term borrowings..............................................     2,958      (4,069)      1,034
   Proceeds from Federal Home Loan Bank advances.................................................         -           -       2,000
   Cash dividends paid...........................................................................    (2,292)     (2,042)     (1,848)
   Proceeds from issuance of common stock........................................................        74         142          84
------------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities ..................................................    28,589      43,757      45,452
------------------------------------------------------------------------------------------------------------------------------------
     (Decrease) increase in cash and cash equivalents............................................    (3,881)     (1,411)      3,596
     Cash and cash equivalents at beginning of year..............................................    26,066      27,477      23,881
------------------------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of year....................................................  $ 22,185   $  26,066   $  27,477
====================================================================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES
   Interest paid.................................................................................  $  9,612   $  10,024   $  12,664
   Income taxes paid.............................................................................     1,042       1,368       1,400
   Non-Cash Transactions
     Change in net unrealized holding gains, net of taxes, on investment securities..............    (1,650)     (1,262)      2,504
   Transfer of loans to repossessed assets.......................................................     1,026           -           -

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BUSINESS
--------------------------------------------------------------------------------

QNB Corp. (the Corporation), through its wholly-owned subsidiary, The Quakertown National Bank (the Bank), has been serving the residents and businesses of upper Bucks, southern Lehigh, and northern Montgomery counties in Pennsylvania since 1877. The Bank is a locally managed community bank that provides a full range of commercial, retail banking and trust and investment management services. The Bank encounters vigorous competition for market share in the communities it serves from bank holding companies, other community banks, thrift institutions, credit unions and other non-bank financial organizations such as mutual fund companies, insurance companies and brokerage companies. QNB Corp. manages its business as a single operating segment.

The Corporation and the Bank are subject to regulations of certain state and Federal agencies. These regulatory agencies periodically examine the Corporation and the Bank for adherence to laws and regulations.

USE OF ESTIMATES
--------------------------------------------------------------------------------

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, the Bank. The consolidated entity is referred to herein as "QNB". These statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and predominant practices within the banking industry. The preparation of these consolidated financial statements requires QNB to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. QNB evaluates estimates on an on-going basis, including those related to the allowance for loan losses, non-accrual loans, other real estate owned, other-than-temporary investment impairments, intangible assets, stock option plans and income taxes. QNB bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. Tabular information other than share data is presented in thousands of dollars. Certain previously reported amounts have been reclassified to conform to current presentation standards. These reclassifications had no effect on net income.

STOCK SPLIT
--------------------------------------------------------------------------------

On August 19, 2003, the Board of Directors authorized a two-for-one split of the Corporation's common stock, effected by a distribution on October 14, 2003 of one share for each one share held of record at the close of business on September 30, 2003. All earnings per share and common stock information is presented as if the stock split occurred prior to the earliest year included in these financial statements.

INVESTMENT SECURITIES
--------------------------------------------------------------------------------

Investment securities that QNB has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as accumulated other comprehensive income or loss, a separate component of shareholders' equity. Management determines the appropriate classification of securities at the time of purchase.

Available-for-sale securities include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in market interest rates and related changes in the securities' prepayment risk or to meet liquidity needs.

Premiums and discounts on debt securities are recognized in interest income using a constant yield method. Gains and losses on sales of investment securities are computed on the specific identification method and included in non-interest income.

NON-MARKETABLE EQUITY SECURITIES
--------------------------------------------------------------------------------

Non-marketable equity securities are comprised of restricted stock of the Federal Home Loan Bank of Pittsburgh (FHLB), the Federal Reserve Bank, and Atlantic Central Bankers Bank. These restricted securities are carried at cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


OTHER-THAN-TEMPORARY IMPAIRMENT OF INVESTMENT SECURITIES
--------------------------------------------------------------------------------

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term "other-than-temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

LOANS
--------------------------------------------------------------------------------

Loans are stated at the principal amount outstanding, net of deferred loan fees and costs. Interest income is accrued on the principal amount outstanding. Loan origination and commitment fees and related direct costs are deferred and amortized to income over the term of the respective loan and loan commitment period as a yield adjustment.

Loans held-for-sale consist of residential mortgage loans and are carried at the lower of aggregate cost or market value. Gains and losses on residential mortgages held-for-sale are included in non-interest income.

NON-PERFORMING ASSETS
--------------------------------------------------------------------------------

Non-performing assets are comprised of non-accrual loans and other real estate owned. Non-accrual loans are those on which the accrual of interest has ceased. Commercial loans are placed on non-accrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. Interest accrued, but not collected at the date a loan is placed on non-accrual status, is reversed and charged against interest income. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management's assessment of the ultimate collectibility of principal and interest. Loans are returned to an accrual status when the borrower's ability to make periodic principal and interest payments has returned to normal (i.e. brought current with respect to principal or interest or restructured) and the paying capacity of the borrower and/or the underlying collateral is deemed sufficient to cover principal and interest. Consumer loans are not automatically placed on non-accrual status when principal or interest payments are 90 days past due, but in most instances, are charged-off when deemed uncollectible or after reaching 120 days past due.

Accounting for impairment in the performance of a loan is required when it is probable that all amounts, including both principal and interest, will not be collected in accordance with the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loans are collateral dependent. Impairment criteria are applied to the loan portfolio exclusive of smaller homogeneous loans such as residential mortgage and consumer loans which are evaluated collectively for impairment.

Other real estate owned is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Other real estate owned is recorded at the lower of the carrying value of the loan or the fair value of the property less disposal costs. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Holding expenses related to the operation and maintenance of properties are expensed as incurred. Gains and losses upon disposition are reflected in earnings as realized.

ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review QNB's allowance for losses on loans. Such agencies may require QNB to recognize additions to the allowance based on their judgments using information available to them at the time of their examination.

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

TRANSFERS AND SERVICING OF FINANCIAL ASSETS
--------------------------------------------------------------------------------

QNB continues to carry servicing assets, relating to mortgage loans it has sold. Such servicing assets are recorded based on the relative fair values of the servicing assets and loans sold at the date of transfer. The servicing asset is amortized in proportion to and over the period of net servicing income. Servicing assets are assessed for impairment based on their disaggregated fair value.

PREMISES AND EQUIPMENT
--------------------------------------------------------------------------------

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated principally on an accelerated or straight-line basis over the estimated useful lives of the assets as follows: buildings--10 to 40 years, and equipment--3 to 10 years. Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses upon disposition are reflected in earnings as realized.

BANK-OWNED LIFE INSURANCE
--------------------------------------------------------------------------------

The Bank invests in bank-owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of the policies. Income from the increase in cash surrender value of the policies is included on the income statement.

STOCK-BASED COMPENSATION
--------------------------------------------------------------------------------

At December 31, 2004, QNB had a stock-based employee compensation plan, which is described more fully in Note 14. QNB accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect of net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                             2004       2003       2002
------------------------------------------------------------------------------------------------------------------------------------
Net income, as reported............................................................................    $6,203     $5,648     $4,955
Deduct: Total stock-based employee compensation expense determined under
fair value based method for all awards, net of related tax effects.................................        95        104         91
------------------------------------------------------------------------------------------------------------------------------------
Pro forma net income...............................................................................    $6,108     $5,544     $4,864
====================================================================================================================================
Earnings per share
   Basic - as reported.............................................................................    $ 2.00     $ 1.83     $ 1.61
====================================================================================================================================
   Basic - pro forma...............................................................................    $ 1.97     $ 1.79     $ 1.58
====================================================================================================================================
   Diluted - as reported...........................................................................    $ 1.95     $ 1.79     $ 1.59
====================================================================================================================================
   Diluted - pro forma.............................................................................    $ 1.92     $ 1.76     $ 1.57
====================================================================================================================================

                                       43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 123 provides an alternative method of accounting for stock-based compensation arrangements. This method is based on fair value of the stock-based compensation determined by an option pricing model utilizing various assumptions regarding the underlying attributes of the options and QNB's stock, rather than the existing method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees." The Financial Accounting Standards Board encourages entities to adopt the fair value based method, but does not require the adoption of this method. QNB applies APB No. 25 and related Interpretations in accounting for the Plan.

For purposes of computing pro forma results, QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature. Therefore, the pro forma results are, of necessity, estimates of results of operations as if compensation expense had been recognized for all stock-based compensation plans and are not indicative of the impact on future periods. The following assumptions were used in the option pricing model for purposes of estimating pro forma results.

------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                                    2004               2003            2002
------------------------------------------------------------------------------------------------------------------------------------
Risk free interest rate...............................................................      4.39%             3.97%           4.83%
Dividend yield........................................................................      2.20              3.30            3.72
Volatility............................................................................     13.61             24.53           21.63
Expected life.........................................................................    10 yrs.           10 yrs.         10 yrs.
====================================================================================================================================

The weighted average fair value per share of options granted during 2004, 2003 and 2002 was $7.18, $4.67 and $3.43, respectively.

INCOME TAXES
--------------------------------------------------------------------------------

QNB accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, go beyond QNB's control, it is at least reasonably possible that management's judgment about the need for a valuation allowance for deferred taxes could change in the near term.

NET INCOME PER SHARE
--------------------------------------------------------------------------------

Basic earnings per share excludes any dilutive effects of options and is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the period. For the purpose of earnings per share, share and per share data, for all periods presented, have been restated to reflect the two-for-one stock split distributed October 14, 2003.

COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

Comprehensive income is defined as the change in equity of a business entity during a period due to transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For QNB, the primary component of other comprehensive income is the unrealized holding gains or losses on available-for-sale investment securities.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------

STOCK-BASED COMPENSATION
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) replaces Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation costs for new and modified awards over the related vesting period of such awards prospectively and record compensation costs prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies' footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method. Statement No. 123(R) is effective for periods beginning after June 15, 2005. The Corporation is currently examining the effects of this statement and has not yet determined the method of adoption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LOANS OR CERTAIN DEBT SECURITIES ACQUIRED IN A TRANSFER
In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3 (SOP 03-3), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer, including business combinations, if those differences are atttibutable, at least in part, to credit quality. SOP 03-3 is effective for loans for debt securities acquired in fiscal years beginning after December 15, 2004. The Corporation intends to adopt the provisions of SOP 03-3 effective January 1, 2005, and does not expect the initial implementation to have a material effect on the Corporation's consolidated financial statements.

LOAN COMMITMENTS
In March 2004, the SEC released Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." SAB No. 105 provides guidance about the measurements of loan commitments recognized at fair value under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SAB No. 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB No. 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB No. 105 did not have a material effect on the consolidated financial statements.

OTHER-THAN-TEMPORARY IMPAIRMENT OF INVESTMENT SECURITIES
In December 2003, the FASB's Emerging Issues Task Force (EITF) issued EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The EITF addresses disclosure requirements regarding information about temporarily impaired investments. The requirements are effective for fiscal years ending after December 15, 2003 for all entities that have debt or marketable equity securities with market values below carrying values. The requirements apply to investments in debt and marketable equity securities that are accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The requirements apply only to annual financial statements. As of December 31, 2004, QNB has included the required disclosures in their financial statements.

In March 2004, the EITF reached a consensus on EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidance regarding the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and to equity securities accounted for under the cost method. Included in EITF 03-1 is guidance on how to account for impairments that are solely due to interest rate changes, including changes resulting from increases in sector credit spreads. This guidance was to become effective for reporting periods beginning after June 15, 2005. However, on September 30, 2004, the FASB issued a Staff Position that delays the effective date for the recognition and measurement guidance of EITF 03-1 until additional clarifying guidance is issued. Management is not able to assess the impact of the adoption of EITF 03-1 until final guidance is issued.

STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

Cash and cash equivalents for purposes of this statement consist of cash on hand, cash items in process of collection, amounts due from banks, interest earning deposits in other financial institutions and Federal funds sold.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (share and per share data have been restated to reflect the two-for-one stock split paid October 14, 2003 and are not in thousands):

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          2004       2003       2002
------------------------------------------------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings per share - net income...................................      $6,203     $5,648     $4,955
====================================================================================================================================
Denominator for basic earnings per share - weighted average shares outstanding.....................  3,096,360  3,091,640  3,078,550
Effect of dilutive securities - employee stock options.............................................     81,792     61,665     30,803
------------------------------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share - adjusted weighted average shares outstanding..........  3,178,152  3,153,305  3,109,353
====================================================================================================================================
Earnings per share - basic.........................................................................     $2.00       $1.83      $1.61
Earnings per share - diluted.......................................................................       1.95       1.79       1.59
------------------------------------------------------------------------------------------------------------------------------------

There were 20,000 stock options that were anti-dilutive as of December 31, 2004. These stock options were not included in the above calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CASH AND DUE FROM BANKS

Included in cash and due from banks are reserves in the form of deposits with the Federal Reserve Bank of $8,445,000 and $9,165,000 to satisfy Federal regulatory requirements as of December 31, 2004 and 2003.

NOTE 4 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair values of investment securities available-for-sale at December 31, 2004 and 2003 were as follows:

------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                              2004                                                 2003
                                                     GROSS      GROSS                                    GROSS      GROSS
                                      AGGREGATE UNREALIZED UNREALIZED                    AGGREGATE  UNREALIZED UNREALIZED
                                           FAIR    HOLDING    HOLDING  AMORTIZED              FAIR     HOLDING    HOLDING  AMORTIZED
                                          VALUE      GAINS     LOSSES       COST             VALUE       GAINS     LOSSES       COST
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury........................$    6,114    $     -    $    53  $   6,167         $   6,792      $   19     $    1   $  6,774
U.S. Government agencies.............    46,478         40         65     46,503            43,279         339         67     43,007
State and municipal securities.......    45,992      1,162        137     44,967            41,076       1,162        217     40,131
Mortgage-backed securities...........    67,510        566        185     67,129            66,476         835        159     65,800
Collateralized mortgage obligations
  (CMOs).............................    70,789        127        865     71,527            68,761         364      1,086     69,483
Other debt securities................    21,972      2,000          -     19,972            25,214       2,379          -     22,835
Equity securities....................     8,706        698      1,727      9,735             9,033         951        972      9,054
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities
   available-for-sale................$  267,561    $ 4,593    $ 3,032  $ 266,000         $ 260,631      $6,049     $ 2,502  $257,084
====================================================================================================================================

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at December 31, 2004 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Aggregate      Amortized
DECEMBER 31, 2004                                                                                          fair value           cost
------------------------------------------------------------------------------------------------------------------------------------
Due in one year or less.................................................................................  $     3,042     $    3,060
Due after one year through five years...................................................................       45,160         44,723
Due after five years through ten years..................................................................       54,596         52,774
Due after ten years.....................................................................................      156,057        155,708
Equity securities.......................................................................................        8,706          9,735
------------------------------------------------------------------------------------------------------------------------------------
Total securities available-for-sale ....................................................................  $   267,561     $  266,000
====================================================================================================================================

Proceeds from sales of investment securities available-for-sale are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      2004         2003         2002
------------------------------------------------------------------------------------------------------------------------------------
Proceeds.......................................................................................   $ 66,715     $ 54,591      $17,245
Gross gains....................................................................................      1,207          455          165
Gross losses...................................................................................        358          589          944


There were no other-than-temporary impairment charges in 2004. Included in gross losses for 2003 and 2002 were other-than-temporary impairment charges of $126,000 and $702,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HELD-TO-MATURITY

The amortized cost and estimated fair values of investment securities held-to-maturity at December 31, 2004 and 2003 were as follows:

------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                              2004                                                 2003
                                                     GROSS      GROSS                                    GROSS      GROSS
                                                UNREALIZED UNREALIZED  AGGREGATE                    UNREALIZED UNREALIZED  AGGREGATE
                                      AMORTIZED    HOLDING    HOLDING       FAIR          AMORTIZED    HOLDING    HOLDING       FAIR
                                           COST      GAINS     LOSSES      VALUE               COST      GAINS     LOSSES      VALUE
------------------------------------------------------------------------------------------------------------------------------------
State and municipal securities.......  $  6,203      $ 229      $   -   $  6,432            $11,180      $ 317      $   -    $11,497
Collateralized mortgage obligations
  (CMOs).............................         -          -          -          -                832          5          -        837
------------------------------------------------------------------------------------------------------------------------------------
Total investment securities
   held-to-maturity..................  $  6,203      $ 229      $   -   $  6,432            $12,012      $ 322      $   -    $12,334
====================================================================================================================================

The amortized cost and estimated fair values of securities held-to-maturity by contractual maturity at December 31, 2004, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                          AGGREGATE        AMORTIZED
DECEMBER 31, 2004                                                                                        FAIR VALUE             COST
------------------------------------------------------------------------------------------------------------------------------------
Due in one year or less.................................................................................   $    304          $   300
Due  after one year through five years..................................................................      1,159            1,113
Due  after five years through ten years.................................................................          -                -
Due after ten years.....................................................................................      4,969            4,790
------------------------------------------------------------------------------------------------------------------------------------
Total securities held-to-maturity.......................................................................   $  6,432          $ 6,203
====================================================================================================================================

There were no sales of investment securities classified as held-to-maturity during 2004, 2003 or 2002. At December 31, 2004 and 2003, investment securities totaling $103,305,000 and $84,425,000 were pledged as collateral for repurchase agreements and deposits of public funds.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2004:

                                                                 LESS THAN 12 MONTHS     12 MONTHS OR LONGER               TOTAL
                                                                   FAIR  UNREALIZED        FAIR  UNREALIZED         FAIR  UNREALIZED
                                                                  VALUE      LOSSES       VALUE      LOSSES        VALUE      LOSSES
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury.............................................     $  6,114     $    53    $      -     $     -    $   6,114      $   53
U.S. Government agencies..................................       24,875          45         980          20       25,855          65
State and municipal securities............................       10,152         137           -           -       10,152         137
Mortgage-backed securities................................       21,834         157       1,517          28       23,351         185
Collateralized mortgage obligations (CMOs)................       34,099         368      18,355         497       52,454         865
Equity securities.........................................        1,365         255       4,028       1,472        5,393       1,727
------------------------------------------------------------------------------------------------------------------------------------
Total  ...................................................     $ 98,439     $ 1,015    $ 24,880     $ 2,017    $ 123,319      $3,032
====================================================================================================================================

The unrealized losses in QNB's investment holdings are related to the dynamic nature of interest rates. One of QNB's prime objectives with the investment portfolio is to invest excess liquidity that is not needed to fund loans. As a result, QNB adds new investments throughout the year as they become available through deposit inflows or roll-off from loans and securities. The unrealized losses in certain holdings are the result of these being purchased when market interest rates were lower than at year end. As interest rates increase, fixed rate securities generally fall in market price to reflect the higher market yield. If held to maturity, all of the bonds will mature at par, and QNB will not realize a loss.

A portion of the unrealized losses is also related to four adjustable rate Fannie Mae and Freddie Mac preferred stocks. The dividend on these holdings resets at regular intervals at a specific spread to a predetermined index (such as the two year Treasury yield). The dividend is also eligible for the dividend received deduction (DRD), which exempts 70 percent of the dividend from Federal taxes. As interest rates fell sharply and the dividends on these decreased, the benefit of the DRD decreased as well. As a result, the market price fell to compensate buyers for the decreased tax benefit. As interest rates rise and the tax benefit widens, we expect the market price of these stocks to rise as well.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS

------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                                       2004         2003
------------------------------------------------------------------------------------------------------------------------------------
Commercial and industrial..................................................................................   $  57,364     $ 47,196
Agricultural...............................................................................................           8      14
Construction...............................................................................................       7,027        9,056
Real estate-commercial.....................................................................................      98,397       86,707
Real estate-residential....................................................................................      99,893       83,703
Consumer...................................................................................................       5,376        5,604
------------------------------------------------------------------------------------------------------------------------------------
Total loans................................................................................................     268,065      232,280
Less unearned income.......................................................................................          17          153
------------------------------------------------------------------------------------------------------------------------------------
Total loans, net of unearned income .......................................................................   $ 268,048     $232,127
====================================================================================================================================


Real estate commercial loans include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

At December 31, 2004 and 2003, the recorded investment in loans for which impairment has been recognized totaled $372,000 and $796,000 of which $372,000 and $404,000 required no allowance for loan loss. As of December 31, 2003, $392,000 of loans required an allowance for loan loss of $100,000. Most of the loans identified as impaired are collateral-dependent. For the years ended December 31, 2004, 2003 and 2002, the average recorded investment in impaired loans was approximately $507,000, $508,000 and $699,000, respectively. QNB recognized $111,000, $56,000 and $68,000 of interest income on these loans in 2004, 2003 and 2002, respectively.

Included within the loan portfolio are loans on non-accrual status of $373,000 and $818,000 at December 31, 2004 and 2003, respectively. These loans are included in the impaired loan total above. If interest on non-accrual loans had been accrued throughout the period, interest income for the years ended December 31, 2004, 2003 and 2002, would have increased approximately $21,000, $40,000 and $19,000, respectively. The amount of interest income on these loans that was included in net income in 2004, 2003 and 2002 was $0, $55,000 and $31,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. QNB's commercial loans are not considered to be concentrated within any one industry, except those loans to real estate developers and investors which account for $52,046,000 or 19.4 percent of the loan portfolio at December 31, 2004. This is an increase from the $40,106,000, or 17.3 percent, at December 31, 2003. Concentration is based upon Standard Industrial Classification codes used for bank regulatory purposes and is considered to be 10 percent or more of total loans.

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is shown below:

------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                       2004         2003           2002
------------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year.................................................................   $  2,929       $2,938        $2,845
------------------------------------------------------------------------------------------------------------------------------------
Charge-offs..................................................................................      (406)         (28)           (39)
Recoveries...................................................................................        89           19            132
------------------------------------------------------------------------------------------------------------------------------------
Net (charge-offs) recoveries.................................................................      (317)          (9)            93
Provision for loan losses....................................................................         -            -              -
------------------------------------------------------------------------------------------------------------------------------------
Balance at end of year.......................................................................   $ 2,612      $ 2,929         $2,938
====================================================================================================================================

                                       48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment, stated at cost less accumulated depreciation and amortization, are summarized below:

------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                                       2004        2003
------------------------------------------------------------------------------------------------------------------------------------
Land and buildings..........................................................................................   $  5,543     $ 4,928
Furniture and equipment.....................................................................................      7,648       7,162
Leasehold improvements......................................................................................      1,655       1,593
------------------------------------------------------------------------------------------------------------------------------------
Book value..................................................................................................     14,846      13,683
Accumulated depreciation and amortization...................................................................     (9,206)     (8,593)
------------------------------------------------------------------------------------------------------------------------------------
Net book value..............................................................................................   $  5,640     $ 5,090
====================================================================================================================================

Depreciation and amortization expense on premises and equipment amounted to $907,000, $873,000 and $835,000, for the years ended December 31, 2004, 2003 and
2002, respectively.

NOTE 8 - INTANGIBLE ASSETS

As a result of the purchase of deposits in 1997, QNB recorded a deposit premium of $511,000. This premium is being amortized, for book purposes, over ten years and is reviewed annually for impairment. The net accumulated amortization was $145,000 and $196,000 at December 31, 2004 and 2003, respectively. Amortization expense for core deposit intangibles for each of the years ended December 31, 2004, 2003 and 2002 was $51,000.

The following table reflects the components of mortgage servicing rights as of the periods indicated:

------------------------------------------------------------------------------------------------------------------------------------

YEARS ENDED DECEMBER 31,                                                                              2004         2003        2002
------------------------------------------------------------------------------------------------------------------------------------
Mortgage servicing rights beginning balance...................................................... $    582     $    429     $   240
Mortgage servicing rights capitalized............................................................       66          345         246
Mortgage servicing rights amortized..............................................................     (122)        (174)        (91)
Fair market value adjustments....................................................................       26          (18)         34
------------------------------------------------------------------------------------------------------------------------------------
     Mortgage servicing rights ending balance.................................................... $    552     $    582     $   429
====================================================================================================================================

Mortgage loans serviced for others                                                                $ 78,904     $ 74,857     $71,621
Amortization expense of intangible assets for the years ended December 31                              173          225         142

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

Estimated annual amortization expense for the year ended December 31, 2005  $159
                                      for the year ended December 31, 2006   144
                                      for the year ended December 31, 2007   119
                                      for the year ended December 31, 2008    62
                                      for the year ended December 31, 2009    50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - TIME DEPOSITS

The aggregate amount of time deposits including deposits in denominations of $100,000 or more was $202,820,000 and $190,142,000 at December 31, 2004 and
2003, respectively. The scheduled maturities of time deposits as of December 31, 2004 for the years 2005 through 2009 and thereafter are approximately $103,405,000, $48,221,000, $41,694,000, $4,510,000, $4,944,000 and $46,000,
respectively.

NOTE 10 - SHORT-TERM BORROWINGS

------------------------------------------------------------------------------------------------------------------------------------

                                                                          SECURITIES SOLD UNDER                OTHER
DECEMBER 31,                                                        AGREEMENTS TO REPURCHASE (A)           SHORT-TERM BORROWINGS (B)
------------------------------------------------------------------------------------------------------------------------------------
2004
Balance...............................................................................   $ 12,774                           $  600
Maximum indebtedness at any month end.................................................     14,033                            8,549
Daily average indebtedness outstanding................................................     10,735                            1,203
Average rate paid for the year........................................................        .99%                            1.42%
Average rate on period-end borrowings.................................................       1.47                             2.03
------------------------------------------------------------------------------------------------------------------------------------
2003
Balance...............................................................................   $  9,816                           $  600
Maximum indebtedness at any month end.................................................     11,550                              600
Daily average indebtedness outstanding................................................      9,802                              424
Average rate paid for the year........................................................       1.04%                            1.10%
Average rate on period-end borrowings.................................................        .85                              .73
------------------------------------------------------------------------------------------------------------------------------------

(a) Securities sold under agreements to repurchase mature within 30 days. The repurchase agreements were collateralized by U.S. Government agency securities, mortgage-backed securities and CMOs with an amortized cost of $15,287,000 and $14,827,000 and a fair value of $15,210,000 and $14,814,000 at December 31, 2004 and 2003, respectively. These securities are held in safekeeping at the Federal Reserve Bank.

(b) Other short-term borrowings include Federal funds purchased, overnight borrowings from FHLB and Treasury tax and loan notes.

NOTE 11 - FHLB ADVANCES

Under terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. QNB's FHLB stock of $3,857,100 and $3,720,000 at December 31, 2004 and 2003, respectively, is also pledged to secure these advances.

At December 31, 2004 and 2003, there were $55,000,000 in outstanding advances with a weighted average rate of 5.29 percent and 5.16 percent, respectively. Advances are made pursuant to several different credit programs offered by the FHLB. At December 31, 2004, $35,000,000 of these advances are convertible, whereby the FHLB has the option at a predetermined time to convert the fixed interest rate to an adjustable rate tied to LIBOR. QNB then has the option to prepay these advances if the FHLB converts the interest rate.

Outstanding borrowings as of December 31, 2004 mature as follows:

------------------------------------------------------------------------------------------------------------------------------------
Loans maturing in 2005 with a rate of 2.64% .............................................................................    $ 2,000
Loans maturing in 2006 with a rate of 2.61%..............................................................................      3,000
2007.....................................................................................................................          -
2008.....................................................................................................................          -
Loans maturing in 2009 with rates ranging from 5.05% to 5.97%............................................................     26,500
Loans maturing in 2010 with rates ranging from 5.86% to 6.02%............................................................      9,500
Loans maturing in 2011 with rates ranging from 4.99% to 6.04%............................................................     14,000
------------------------------------------------------------------------------------------------------------------------------------
Total FHLB advances......................................................................................................    $55,000
====================================================================================================================================

                                       50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES
The components of the provision for income taxes are as follows:

------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                                                                  2004       2003       2002
------------------------------------------------------------------------------------------------------------------------------------
Current:
   Federal income taxes............................................................................    $1,405     $1,256     $1,283
Deferred Federal income taxes......................................................................       299         (2)       (79)
------------------------------------------------------------------------------------------------------------------------------------
Net provision......................................................................................    $1,704     $1,254     $1,204
====================================================================================================================================

At December 31, 2004 and 2003, the tax effects of temporary differences that represent the significant portion of deferred tax assets and liabilities are as follows:

------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                                                                              2004      2003
------------------------------------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS
   Allowance for loan losses...................................................................................    $  697    $  750
   Impaired equity securities..................................................................................        52       272
   Deferred compensation.......................................................................................       199       202
   Deposit premium.............................................................................................        42        36
   Other.......................................................................................................        14        35
------------------------------------------------------------------------------------------------------------------------------------
     Total deferred tax assets.................................................................................     1,004     1,295
------------------------------------------------------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES
   Depreciation................................................................................................       158       138
   Mortgage servicing rights...................................................................................       188       198
   Net unrealized holding gains on
     investment securities available-for-sale..................................................................       870     1,206
   Other.......................................................................................................        37        39
------------------------------------------------------------------------------------------------------------------------------------
     Total deferred tax liabilities............................................................................     1,253     1,581
------------------------------------------------------------------------------------------------------------------------------------
   Net deferred tax liabilities................................................................................    $ (249)   $ (286)
====================================================================================================================================

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. A valuation allowance of $95,000 was established during the year ended December 31, 2002 to offset a portion of the tax benefits associated with certain impaired securities that management believed may not be realizable. This valuation allowance was reversed during 2003 as a result of the ability to realize tax benefits associated with certain impaired securities, due to the increase in unrealized gains of certain equity securities. Based upon these and other factors, management believes it is more likely than not that QNB will realize the benefits of these remaining deferred tax assets. The net deferred tax liability is included in other liabilities on the consolidated balance sheet.

A reconciliation between the statutory and effective tax rate for net income was as follows:

------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                                                                  2004       2003       2002
------------------------------------------------------------------------------------------------------------------------------------
Provision at statutory rate........................................................................    $2,688     $2,347     $2,094
Tax-exempt interest income.........................................................................      (879)      (843)      (840)
Bank-owned life insurance..........................................................................      (102)      (112)      (126)
Life insurance proceeds............................................................................          -       (37)         -
Change in valuation allowance......................................................................          -       (95)        95
Other..............................................................................................        (3)        (6)       (19)
------------------------------------------------------------------------------------------------------------------------------------

Total provision....................................................................................    $1,704     $1,254     $1,204
====================================================================================================================================

                                       51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - EMPLOYEE BENEFIT PLANS

Until December 31, 2002, QNB maintained a money purchase defined contribution plan which covered all employees who met the age and service requirements. QNB made contributions to the money purchase plan equivalent to 5 percent of total compensation (as defined by the plan). QNB contributed and expensed $217,039 to this plan in 2002. QNB also had a 401(k) profit sharing plan pursuant to the provisions of 401(k) of the Internal Revenue Code. The plan covered substantially all employees who met the age and service requirements. The 401(k) plan provided for elective employee contributions up to 9 percent of compensation and a matching company contribution limited to 3 percent. QNB made contributions to the profit sharing plan as directed by its Board of Directors. For 2002, QNB contributed and expensed $119,063 to the 401(k) profit sharing plan.

Effective January 1, 2003, these two plans were merged and restated into The Quakertown National Bank Retirement Savings Plan. The plan provides for elective employee contributions up to 20 percent of compensation and a matching company contribution limited to 3 percent. In addition, the plan provides for safe harbor nonelective contributions of 5 percent of total compensation by QNB. For 2004 and 2003, QNB contributed $140,131 and $141,597 as a matching contribution and $259,981 and $257,927 as a safe harbor contribution to the plan.

QNB's Employee Stock Purchase Plan (the "Plan") offers eligible employees an opportunity to purchase shares of QNB Corp. Common Stock at a 10 percent discount from the lesser of fair market value on the first or last day of each offering period (as defined by the plan). The Plan authorizes the issuance of 42,000 shares. As of December 31, 2004, 11,112 shares were issued under the plan.

Shares issued pursuant to the Plan, were as follows:

------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                                                          SHARES           PRICE PER SHARE

------------------------------------------------------------------------------------------------------------------------------------
2004..........................................................................................    2,679     $ 27.45  and   $ 27.45
2003..........................................................................................    3,415       18.00  and     19.82
2002..........................................................................................    3,304       14.85  and     17.10
------------------------------------------------------------------------------------------------------------------------------------

NOTE 14 - STOCK OPTION PLAN

QNB has a stock option plan (the "Plan") administered by a committee which consists of three or more members of QNB's Board of Directors. The Plan provides for the granting of either (i) Non-Qualified Stock Options (NQSOs) or (ii) Incentive Stock Options (ISOs). The exercise price of an option is the fair market value of QNB's common stock at the date of grant, as defined by the Plan. The Plan provides for the exercise either in cash or in securities of the Corporation or in any combination thereof.

The Plan authorizes the issuance of 220,500 shares. The time period by which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months or continue beyond the expiration of ten years after the date the option is awarded. As of December 31, 2004, there were 196,558 options granted and 182,392 options outstanding under the Plan.

Changes in total options outstanding during 2004, 2003 and 2002, were as follows:

                                                          NUMBER OF OPTIONS        EXERCISE PRICE PER OPTION  AVERAGE EXERCISE PRICE
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2001                                                   137,960               $ 13.09 -  $ 16.70                  $14.53
     Exercised                                                      (28,100)                13.09 -    16.70                   14.58
     Expired                                                         (1,654)                           13.30                   13.30
     Granted                                                         40,000                            16.13                   16.13
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2002                                                   148,206                 13.09 -    16.70                   14.97
     Exercised                                                      (25,794)                13.09 -    16.70                   15.30
     Granted                                                         40,000                            20.00                   20.00
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2003                                                   162,412                 13.09 -    20.00                   16.15
     Exercised                                                          (20)                           13.09                   13.09
     Granted                                                         20,000                            33.25                   33.25
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2004                                                   182,392               $ 13.09 -  $ 33.25                  $18.03
====================================================================================================================================

                                       52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at December 31, 2004:

                                                                                               EXERCISABLE
                                                                             -------------------------------------------------------
EXERCISE PRICE RANGE                                                         OPTIONS         AVERAGE LIFE1    AVERAGE EXERCISE PRICE
------------------------------------------------------------------------------------------------------------------------------------
$  13.09 - $  13.30                                                           56,378                  5.58                   $ 13.20
   16.13 -    20.00                                                          106,014                  6.70                     17.73
   33.25                                                                      20,000                  9.34                     33.25
------------------------------------------------------------------------------------------------------------------------------------
   Total                                                                     182,392                  6.64                   $ 18.03
====================================================================================================================================

1 Average contractual life remaining in years

NOTE 15 - RELATED PARTY TRANSACTIONS

The following table presents activity in the amounts due from directors, principal officers, and their related interests. All of these transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Also, they did not involve a more than normal risk of collectibility or present any other unfavorable features.

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003................................................................................................    $1,740
New loans.................................................................................................................     2,909
Repayments................................................................................................................     3,214
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004................................................................................................    $1,435
====================================================================================================================================

QNB allowed its directors to defer a portion of their compensation. The amount of deferred compensation accrued as of December 31, 2004 and 2003, was $584,000 and $593,000, respectively.

During 2003, QNB entered into an agreement with a Director for the renovation of the Bank's operation center. This agreement was approved by the Board of Directors. The total paid during 2003 was $62,000.

On July 21, 2004, the Bank entered into an agreement with a director of QNB Corp. for the purchase by the Bank of a two story building for a purchase price of $600,000. The price was determined through an independent third party appraisal. Management of QNB Corp. and the Bank believe that the transaction reflects arm's-length negotiated terms. The Bank intends to use the acquired property for additional office space.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Financial instruments with off-balance-sheet risk:

In the normal course of business there are various legal proceedings, commitments, and contingent liabilities which are not reflected in the financial statements. Management does not anticipate any material losses as a result of these transactions and activities. They include, among other things, commitments to extend credit and standby letters of credit. Outstanding standby letters of credit amounted to $3,637,000 and $5,632,000, and commitments to extend credit and unused lines of credit totaled $81,788,000 and $59,406,000 at December 31, 2004 and 2003, respectively. The maximum exposure to credit loss, which represents the possibility of sustaining a loss due to the failure of the other parties to a financial instrument to perform according to the terms of the contract, is represented by the contractual amount of these instruments. QNB uses the same lending standards and policies in making credit commitments as it does for on-balance sheet instruments. The activity is controlled through credit approvals, control limits, and monitoring procedures.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. QNB evaluates each customer's creditworthiness on a case-by-case basis.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit are essentially the same as those involved in extending loan commitments.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management's credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other commitments:
QNB has committed to various operating leases for several of their branch and office facilities. The minimum annual rental commitments under these leases outstanding at December 31, 2004 are as follows:

                                                                                                              Minimum Lease Payments
------------------------------------------------------------------------------------------------------------------------------------

2005.....................................................................................................................    $   274
2006.....................................................................................................................        260
2007.....................................................................................................................        244
2008.....................................................................................................................        244
2009.....................................................................................................................        223
Thereafter...............................................................................................................      2,077
------------------------------------------------------------------------------------------------------------------------------------

Rent expense under leases for each of the years ended December 31, 2004, 2003 and 2002, was $299,000, $264,000 and $273,000, respectively.

NOTE 17 - OTHER COMPREHENSIVE INCOME

The tax effects allocated to each component of other comprehensive income are as follows:

------------------------------------------------------------------------------------------------------------------------------------

                                                            BEFORE-TAX AMOUNT        TAX EXPENSE (BENEFIT)         NET-OF-TAX AMOUNT
------------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2004
----------------------------
Unrealized losses on securities
   Unrealized holding losses arising during the period............    $(1,137)                    $     47                  $(1,090)
Reclassification adjustment for gains included in net income......       (849)                         289                     (560)
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income........................................    $(1,986)                    $    336                  $(1,650)
====================================================================================================================================

YEAR ENDED DECEMBER 31, 2003
----------------------------
Unrealized losses on securities
   Unrealized holding losses arising during the period............    $(2,111)                    $    761                  $(1,350)
   Reclassification adjustment for losses included in net income..        134                          (46)                      88
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income........................................    $(1,977)                    $    715                  $(1,262)
====================================================================================================================================

YEAR ENDED DECEMBER 31, 2002
----------------------------
Unrealized gains on securities
   Unrealized holding gains arising during the period.............    $ 3,079                     $ (1,089)                 $ 1,990
   Reclassification adjustment for losses included in net income..        779                         (265)                     514
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income........................................    $ 3,858                     $ (1,354)                 $ 2,504
====================================================================================================================================

NOTE  18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

All entities are required to disclose estimated fair values for their financial instruments, whether or not recognized in the balance sheet. For QNB, as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments.

Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time QNB's entire holdings of a particular financial instrument. For a substantial portion of QNB's financial instruments, no quoted market exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions regarding the amount and timing of estimated future cash flows, which are discounted to reflect varying degrees of risk. Given the uncertainties surrounding these assumptions, the reported fair values may not represent actual values of financial instruments that could have been realized as of year-end or that will be realized in the future. Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.
                                       54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values and carrying amounts are summarized as follows:

------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                       2004                                       2003
------------------------------------------------------------------------------------------------------------------------------------

                                                   CARRYING AMOUNT  ESTIMATED FAIR VALUE       CARRYING AMOUNT  ESTIMATED FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------------
Financial Assets
       Cash and due from banks.......................     $ 19,026              $ 19,026              $ 21,534              $ 21,534
       Federal funds sold............................        3,159                 3,159                 4,532                 4,532
       Investment securities available-for-sale......      267,561               267,561               260,631               260,631
       Investment securities held-to-maturity........        6,203                 6,432                12,012                12,334
       Non-marketable equity securities..............        3,947                 3,947                 3,810                 3,810
       Loans held-for-sale...........................          312                   305                 1,439                 1,462
       Net loans.....................................      265,436               265,810               229,198               232,404
       Bank-owned life insurance.....................        7,906                 7,906                 7,585                 7,585
       Mortgage servicing rights.....................          552                   637                   582                   582
       Accrued interest receivable...................        2,531                 2,531                 2,823                 2,823

Financial Liabilities
       Deposits with no stated maturities............      263,668               263,668               248,497               248,497
       Deposits with stated maturities...............      202,820               203,152               190,142               193,253
       Short-term borrowings.........................       13,374                13,374                10,416                10,416
       Federal Home Loan Bank advances...............       55,000                58,656                55,000                58,751
       Accrued interest payable......................        1,179                 1,179                 1,285                 1,285

The estimated fair value of QNB's off-balance sheet financial instruments is as follows:

------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                       2004                                       2003
------------------------------------------------------------------------------------------------------------------------------------

                                                   NOTIONAL AMOUNT  ESTIMATED FAIR VALUE       NOTIONAL AMOUNT  ESTIMATED FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------------
Commitments to extend credit...........................    $81,788                     -               $58,770                 -
Standby letters of credit..............................      3,637                     -                 5,632                 -

The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at December 31, 2004 and 2003.

CASH AND DUE FROM BANKS, FEDERAL FUNDS SOLD, BANK-OWNED LIFE INSURANCE, ACCRUED INTEREST RECEIVABLE AND ACCRUED INTEREST PAYABLE: Current carrying amounts approximate estimated fair value.

INVESTMENT SECURITIES: Quoted market prices were used to determine fair value.

NON-MARKETABLE EQUITY SECURITIES: The fair value of stock in Atlantic Central Bankers Bank, the Federal Reserve Bank and the Federal Home Loan Bank is the carrying amount.

LOANS AND MORTGAGE SERVICING RIGHTS: The fair value for loans and mortgage servicing rights is estimated by discounting contractual cash flows and adjusting for prepayment estimates. Discount rates are based upon rates generally charged for such loans with similar characteristics.

DEPOSIT LIABILITIES: The fair value of deposits with no stated maturity (e.g. demand deposits, interest-bearing demand accounts, money market accounts and savings accounts) are by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). This approach to estimating fair value excludes the significant benefit that results from the low-cost funding provided by such deposit liabilities, as compared to alternative sources of funding. Deposits with a stated maturity (time deposits) have been valued using the present value of cash flows discounted at rates approximating the current market for similar deposits.

SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK ADVANCES: Short-term borrowings and advances from the Federal Home Loan Bank have been valued using the present value of cash flows discounted at rates approximating the current market for similar liabilities.

OFF-BALANCE-SHEET INSTRUMENTS: Off-balance-sheet instruments are primarily comprised of loan commitments which are generally priced at market at the time of funding. Fees on commitments to extend credit and standby letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial statements of QNB Corp. only:

BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                                   2004            2003
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks.................................................................................   $      6         $    26
Investment securities available-for-sale................................................................      3,869           3,501
Investment in subsidiary ...............................................................................     42,127          39,864
Other assets............................................................................................          8             173
------------------------------------------------------------------------------------------------------------------------------------
Total assets............................................................................................   $ 46,010         $43,564
====================================================================================================================================
Liabilities
Other liabilities.......................................................................................   $    235         $   124

Shareholders' equity
Common stock ...........................................................................................      2,003           2,001
Surplus.................................................................................................      9,005           8,933
Retained earnings.......................................................................................     35,570          31,659
Accumulated other comprehensive income..................................................................        691           2,341
Treasury stock..........................................................................................     (1,494)         (1,494)
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity..............................................................................     45,775          43,440
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity..............................................................   $ 46,010         $43,564
====================================================================================================================================

STATEMENTS OF INCOME
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                                                       2004             2003            2002
------------------------------------------------------------------------------------------------------------------------------------

Dividends from subsidiary.............................................................    $  2,182         $  2,050         $ 1,913
Interest and dividend income..........................................................          48               39              40
Securities gains (losses) ............................................................         613               23            (663)
------------------------------------------------------------------------------------------------------------------------------------
   Total income.......................................................................       2,843            2,112           1,290
   Expenses...........................................................................         203              153             149
------------------------------------------------------------------------------------------------------------------------------------
Income before applicable income taxes and equity in undistributed income of subsidiary       2,640            1,959               1
Income taxes (benefit)................................................................         144             (135)           (197)
------------------------------------------------------------------------------------------------------------------------------------
Income before equity in undistributed income of subsidiary ...........................       2,496            2,094           1,338
Equity in undistributed income of subsidiary..........................................       3,707            3,554           3,617
------------------------------------------------------------------------------------------------------------------------------------
   Net income.........................................................................    $  6,203         $  5,648         $ 4,955
====================================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                                                       2004             2003            2002
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income.........................................................................    $  6,203         $  5,648         $ 4,955
Adjustments to reconcile net income to net cash provided by operating activities:
     Equity in undistributed income from subsidiary...................................      (3,707)          (3,554)         (3,617)
     Securities (gains) losses   .....................................................        (613)             (23)            663
     Decrease (increase) in other assets..............................................         165             (173)              -
     Increase (decrease) in other liabilities.........................................          71               (9)            (61)
     Deferred income tax provision....................................................         147               50            (136)
------------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities......................................       2,266            1,939           1,804
------------------------------------------------------------------------------------------------------------------------------------
Investing Activities
   Purchase of investment securities..................................................      (1,623)            (744)           (695)
   Proceeds from sale of investment securities........................................       1,555              699             686
------------------------------------------------------------------------------------------------------------------------------------
       Net cash used by investing activities..........................................         (68)             (45)             (9)
------------------------------------------------------------------------------------------------------------------------------------
Financing Activities
   Cash dividends paid................................................................      (2,292)          (2,042)         (1,848)
   Stock issue........................................................................          74              142              84
------------------------------------------------------------------------------------------------------------------------------------
       Net cash used by financing activities..........................................      (2,218)          (1,900)         (1,764)
------------------------------------------------------------------------------------------------------------------------------------
       (Decrease) increase in cash and cash equivalents...............................         (20)              (6)             31
       Cash and cash equivalents at beginning of year.................................          26               32           1,141
------------------------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of year.......................................    $      6         $     26         $    32
====================================================================================================================================

Supplemental Cash Flow Disclosure
   Non-Cash Transactions
     Change in net unrealized holding gains or losses,
     net of taxes on investment securities                                                $    (207)       $    596         $   (51)

NOTE 20 - REGULATORY RESTRICTIONS

Dividends payable by the Corporation and the Bank are subject to various limitations imposed by statutes, regulations and policies adopted by bank regulatory agencies. Under current regulations regarding dividend availability, the Bank may declare dividends in 2005 to the Corporation totaling $7,261,000, plus additional amounts equal to the net profit earned by the Bank for the period from January 1, 2005, through the date of declaration, less dividends previously declared in 2005.

Both the Corporation and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Corporation and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of December 31, 2004, that the Corporation and the Bank meet all capital adequacy requirements to which it is subject.

As of the most recent notification, the Federal Reserve Bank and the Comptroller of the Currency considered the Corporation and the Bank to be "well capitalized" under the regulatory framework. There are no conditions or events since that notification that management believes have changed the classification. To be categorized as well capitalized, the Corporation and the Bank must maintain minimum ratios set forth in the table below. The Corporation and the Bank's actual capital amounts and ratios are presented as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                       CAPITAL LEVELS
------------------------------------------------------------------------------------------------------------------------------------
                                                              ACTUAL               ADEQUATELY CAPITALIZED         WELL CAPITALIZED
AS OF DECEMBER 31, 2004                                   AMOUNT    RATIO              AMOUNT     RATIO            AMOUNT    RATIO
------------------------------------------------------------------------------------------------------------------------------------
Total risk-based capital (to risk weighted assets):1
   Consolidated....................................      $46,532     12.98%          $ 28,673     8.00%           $35,841    10.00%
   Bank............................................       42,885     12.10             28,362     8.00             35,453    10.00
Tier I capital (to risk weighted assets):1
   Consolidated....................................       43,920     12.25             14,336     4.00             21,504     6.00
   Bank............................................       40,273     11.36             14,181     4.00             21,272     6.00
Tier I capital (to average assets):1
   Consolidated....................................       43,920      7.44             23,614     4.00             29,517     5.00
   Bank............................................       40,273      6.86             23,481     4.00             29,351     5.00
------------------------------------------------------------------------------------------------------------------------------------

                                                                                       CAPITAL LEVELS
------------------------------------------------------------------------------------------------------------------------------------
                                                              ACTUAL               ADEQUATELY CAPITALIZED         WELL CAPITALIZED
AS OF DECEMBER 31, 2003                                   AMOUNT    RATIO              AMOUNT     RATIO            AMOUNT    RATIO
------------------------------------------------------------------------------------------------------------------------------------

Total risk-based capital (to risk weighted assets):1
   Consolidated....................................      $43,806     13.39%          $ 26,179     8.00%           $32,724    10.00%
   Bank............................................       40,230     12.43             25,885     8.00             32,356    10.00
Tier I capital (to risk weighted assets):1
   Consolidated....................................       40,877     12.49             13,090     4.00             19,635     6.00
   Bank............................................       37,301     11.53             12,943     4.00             19,414     6.00
Tier I capital (to average assets):1
   Consolidated....................................       40,877      7.38             22,169     4.00             27,711     5.00
   Bank............................................       37,301      6.77             22,045     4.00             27,556     5.00
------------------------------------------------------------------------------------------------------------------------------------

1 As defined by the regulators

NOTE 21 - CONSOLIDATED QUARTERLY FINANCIAL DATA

The unaudited quarterly results of operations for the years ended 2004 and 2003 are in the following table:

------------------------------------------------------------------------------------------------------------------------------------
                                                      QUARTERS ENDED 2004                             QUARTERS ENDED 2003
                                           MARCH 31    JUNE 30   SEPT. 30    DEC. 31       MARCH 31    JUNE 30   SEPT. 30    DEC. 31
------------------------------------------------------------------------------------------------------------------------------------
Interest income...........................  $ 6,136    $ 6,172    $ 6,519    $ 6,744         $6,333     $6,241     $6,203     $6,362
Interest expense..........................    2,210      2,219      2,425      2,652          2,505      2,471      2,405      2,373
------------------------------------------------------------------------------------------------------------------------------------
Net interest income.......................    3,926      3,953      4,094      4,092          3,828      3,770      3,798      3,989
Provision for loan losses.................        -          -          -          -              -          -          -          -
Non-interest income.......................    1,370      1,173        991      1,153          1,238      1,426        938        598
Non-interest expense......................    3,078      3,181      3,246      3,340          3,079      3,077      3,206      3,321
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes ...............    2,218      1,945      1,839      1,905          1,987      2,119      1,530      1,266
Provision for income taxes ...............      496        426        386        396            456        489        118        191
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME................................  $ 1,722    $ 1,519    $ 1,453    $ 1,509         $1,531     $1,630     $1,412     $1,075
====================================================================================================================================
NET INCOME PER SHARE - BASIC..............  $   .56    $   .49    $   .47    $   .49         $  .50     $  .53     $  .46     $  .35
====================================================================================================================================
NET INCOME PER SHARE - DILUTED............  $   .54    $   .48    $   .46    $   .47         $  .49     $  .52     $  .45     $  .34
====================================================================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 16, 2004, QNB Corp. (QNB) retained S.R. Snodgrass, A.C. (Snodgrass) as its new independent accountants to audit QNB's financial statements for the fiscal year ended December 31, 2004. KPMG LLP (KPMG) was dismissed on August 16, 2004. The decision to change independent accountants was recommended and approved by the Audit Committee of QNB.

During each of the fiscal years ended December 31, 2002 and 2003, none of KPMG's reports on the financial statements of QNB contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principle and there were no disagreements between QNB and KPMG on any matter of accounting principles and practices, financial statement disclosure, or audit scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG would have caused it to make reference to the subject matter of the disagreement in connection with its reports. There were no "reportable events" as that term is defined in Item 304 (a) (1) (v) of Regulation S-K occurring within QNB in the two most recent fiscal years.

During QNB's two most recent fiscal years, QNB has not consulted with Snodgrass regarding any of the matters or events set forth in Item 304 (a) (2) of Regulation S-K.

QNB provided KPMG with a copy of the foregoing disclosures and requested that KPMG review such disclosures. KPMG provided a letter addressed to the Securities and Exchange Commission stating that they agree with such statements.


ITEM 9A.    CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
QNB's principal executive officer and principal financial officer, after evaluating, together with management, the effectiveness of the design and operation of QNB's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004, the end of the period covered by this report, have concluded that, as of such date, QNB's disclosure controls and procedures were adequate and effective to ensure that material information relating to QNB and our consolidated subsidiaries would be made known to them by others within those entities.

QNB expects to conclude its testing and evaluation of internal controls over financial reporting and management's assessment of such control prior to filing its amended annual report on Form 10-K/A with the 45-day period provided by the exemptive order issued by the Securities and Exchange Commission on November 30, 2004. The Form 10-K/A will include a management report and auditor report on the Company's internal control over financial reporting.

INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in QNB's internal control over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, QNB's internal control over financial reporting.


ITEM 9B.    OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference to information appearing in QNB Corp.'s definitive proxy statement to be used in connection with the 2005 Annual Meeting of Shareholders under the captions

           o  "Election of Directors"
           o  "Governance of the Company"
           o  "Section 16(a) Beneficial Ownership Compliance"
           o "Meetings and Committees of the Board of Directors of QNB and the Bank"
           o "Executive Officers of QNB and/or the Bank"


ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information appearing in QNB Corp.'s definitive proxy statement to be used in connection with the 2005 Annual Meeting of Shareholders under the captions

           o  "Compensation of the Board of Directors"
           o  "Executive Compensation"
           o  "Compensation Committee Interlocks and Insider Participation"
           o  "Stock Performance Graph"


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the information appearing in QNB Corp.'s definitive proxy statement to be used in connection with the 2005 Annual Meeting of Shareholders under the captions

           o  "Security Ownership of Management"
           o  "Equity Compensation Plan Information"


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The information required by Item 13 is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Party Transactions" in QNB Corp.'s definitive proxy statement to be used in connection with the 2005 Annual Meeting of Shareholders.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information appearing in QNB Corp.'s definitive proxy statement to be used in connection with the 2005 Annual Meeting of Shareholders under the captions

           o "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors"
           o  "Audit Fees, Audit Related Fees, Tax Fees, and All Other Fees"

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   1.  Financial Statements

      The following financial statements are included by reference in Part II,
      Item 8 hereof.

                  Independent Registered Public Accounting Firm's Report Consolidated Balance Sheets
                  Consolidated Statements of Income
                  Consolidated Statements of Cash Flows
                  Consolidated Statements of Changes in Shareholders' Equity Notes to Consolidated Financial Statements

      2.     Financial Statement Schedules

      The financial statement schedules required by this Item are omitted because the information is either inapplicable, not required or is in the consolidated financial statements as a part of this Report.

      3. The following exhibits are incorporated by reference herein or annexed to this Form 10-K:

      3(i)- Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrant's Form 10-K filed with the Commission on March 30, 2004.)

      3(ii)- By-laws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrant's Form 10-K filed with the Commission on March 30, 2004.)

      10.1- Employment Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q filed with the Commission on November 15, 2004.)

      10.2- Salary Continuation Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.2 of Registrant's Form 10-Q filed with the Commission on November 15, 2004.)

      10.3-  QNB Corp. 1998 Stock Incentive Plan. (Incorporated by reference to
             Exhibit 4.3 to Registration Statement No. 333-91201 on Form S-8, filed with the Commission on November 18, 1999.)

      10.4- The Quakertown National Bank Retirement Savings Plan. (Incorporated by reference to Exhibit 10.4 of Registrant's Form 10-Q filed with the Commission on August 14, 2003.)

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

      10.7- QNB Corp. 2001 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333- 67588 on Form S-8, filed with the Commission on August 15, 2001).

      11- Statement re: Computation of Earnings per Share as found on page 45 of Form 10-K, which is included herein.

      12- Statement re: Computation of Ratios as found on page 10 of Form 10-K, which is included herein.

      14- Registrant's Code of Ethics. (Incorporated by reference to Exhibit 14 of Registrant's Form 10-K filed with the Commission on March 30, 2004.)

      21-    Subsidiaries of the Registrant.

      23.1- Consent of S.R. Snodgrass, A.C., Independent Registered Public Accounting Firm

      23.2-  Consent of KPMG LLP, Independent Registered Public Accounting Firm

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

                                                  QNB Corp.
         March 15, 2005
                                                  BY: /s/ Thomas J. Bisko
                                                      -------------------
                                                       Thomas J. Bisko
                                                       President and
                                                       Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         /s/ Thomas J. Bisko                        President, Chief Executive               March 15, 2005
         -------------------                        Officer and Director
           Thomas J. Bisko


        /s/ Robert C. Werner                         Vice President                          March 15, 2005
        --------------------
          Robert C. Werner

        /s/ Bret H. Krevolin                         Chief Financial Officer                 March 15, 2005
        --------------------                         and Principal Accounting Officer
          Bret H. Krevolin

       /s/ Norman L. Baringer                        Director                                March 15, 2005
       ----------------------
         Norman L. Baringer

     /s/ Kenneth F. Brown  Jr.                       Director                                March 15, 2005
     --------------------------
       Kenneth F. Brown  Jr.

          /s/ Dennis Helf                            Director, Chairman                      March 15, 2005
          ---------------
            Dennis Helf

          /s/ G. Arden Link                          Director                                March 15, 2005
          -----------------
            G. Arden Link

      Charles M. Meredith, III                       Director


          /s/ Anna Mae Papso                         Director                                March 15, 2005
          ------------------
           Anna Mae Papso

         /s/ Gary S. Parzych                         Director                                March 15, 2005
         -------------------
           Gary S. Parzych

      /s/ Henry L. Rosenberger                       Director                                March 15, 2005
      ------------------------
        Henry L. Rosenberger

       /s/ Edgar L. Stauffer                         Director                                March 15, 2005
       -----------------------
         Edgar L. Stauffer

                                       63

                                    QNB CORP.
                                    FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 2004
                                  EXHIBIT INDEX
      Exhibit

      3(i)- Articles of Incorporation of Registrant, as amended. (Incorporated by reference toExhibit 3(i) of Registrant's Form 10-K filed with the Commission on March 30, 2004.)

      3(ii)- By-laws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrant's Form 10-K filed with the Commission on March 30, 2004.)

      10.1- Employment Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q filed with the Commission on November 15, 2004.)

      10.2- Salary Continuation Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.2 of Registrant's Form 10-Q filed with the Commission on November 15, 2004.)

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

      10.7- QNB Corp. 2001 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333- 67588 on Form S-8, filed with the Commission on August 15, 2001).

      11- Statement re: Computation of Earnings per Share as found on page 45 of Form 10-K, which is included herein.

      12- Statement re: Computation of Ratios as found on page 10 of Form 10-K, which is included herein.

      14- Registrant's Code of Ethics. (Incorporated by reference to Exhibit 14 of Registrant's Form 10-K filed with the Commission on March 30, 2004.)

      21-    Subsidiaries of the Registrant.

      23.1- Consent of S.R. Snodgrass, A.C., Independent Registered Public Accounting Firm

      23.2-  Consent of KPMG LLP, Independent Registered Public Accounting Firm

      31.1-  Rule 13a-14(a)/15d-14(a) Certification of the CEO.

      31.2-  Rule 13a-14(a)/15d-14(a) Certification of the CFO.

      32.1-  ss.1350 Certification of Principal Executive Officer.

      32.2-  ss.1350 Certification of Principal Financial Officer.