Form 10-K/A
period 2004-12-31
QNB CORP
filed 2005-05-02
CIK 750558

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended DECEMBER 31, 2004
                                                         -----------------

[ ] For the transition period from __________________ to TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-17706
                       -------

                                 [LOGO OMITTED]

             (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                                23-2318082
            ------------                                ----------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

   15 NORTH THIRD STREET, QUAKERTOWN, PA                18951-9005
   --------------------------------------               ----------
 (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code: (215 538-5600

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------
   COMMON STOCK, $.625 PAR VALUE                          N/A
   -----------------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    YES    X      NO
        -------     --------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

    Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    YES    X      NO
        -------     --------

    As of March 1, 2005, 3,100,302 shares of Common Stock of the Registrant were outstanding. As of June 30, 2004, the aggregate market value of the Common Stock of the Registrant, held by nonaffiliates was approximately $84,025,540 based upon the average bid and ask price of the common stock as reported on the OTC BB.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Registrant's Proxy Statement dated for the annual meeting of its shareholders to be held May 17, 2005 are incorporated by reference in Part III and IV of this report.

                                 FORM 10-K INDEX

PART I                                                                                                                          PAGE

Item 1      Business...............................................................................................................3

Item 2      Properties.............................................................................................................8

Item 3      Legal Proceedings......................................................................................................8

Item 4      Submission of Matters to a Vote of Security Holders....................................................................8

PART II

Item 5      Market for Registrant's Common Equity, Related Stockholder Matters
                  and Issuer Purchases of Equity Securities........................................................................9

Item 6      Selected Financial Data...............................................................................................10

Item 7      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................................................10

Item 7A     Quantitative and Qualitative Disclosures about Market Risk............................................................32

Item 8      Financial Statements and Supplementary Data...........................................................................34

Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................................................................59

Item 9A     Controls and Procedures...............................................................................................59

Item 9B     Other Information ....................................................................................................60

PART III

Item 10     Directors and Executive Officers of the Registrant....................................................................61

Item 11     Executive Compensation................................................................................................61

Item 12     Security Ownership of Certain Beneficial Owners and Management........................................................61

Item 13     Certain Relationships and Related Transactions........................................................................61

Item 14     Principal Accounting Fees and Services................................................................................61

PART IV

Item 15     Exhibits, Financial Statement Schedules...............................................................................62

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


ITEM 9A.    CONTROLS AND PROCEDURES

(A) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
QNB Corp. (the Corporation) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with U.S. generally accepted accounting principles, and as such, include some amounts that are based on management's best estimates and judgments.

The Corporation's management is responsible for establishing and maintaining effective internal control over financial reporting. The system of internal control over financial reporting, as it relates to the financial statements, is evaluated for effectiveness by management and tested for reliability through a program of internal audits and management testing and review. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only a reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK. Based on our assessment, management concluded that, as of December 31, 2004, the Corporation's internal control over financial reporting is effective and meets the criteria of the INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

The Corporation's independent registered public accounting firm, S.R. Snodgrass, A.C., has issued an attestation report on management's assessment of the Corporation's internal control over financial reporting.

/s/ Thomas J. Bisko
---------------------------
Thomas J. Bisko
President and CEO

/s/ Bret H. Krevolin
---------------------------
Bret H. Krevolin
Chief Financial Officer

(B) REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
QNB Corp.

We have audited management's assessment, included in the accompanying Report on Management's Assessment of Internal Control Over Financial Reporting, that QNB Corp. (the Corporation) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Corporation's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that QNB Corp. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, QNB Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of QNB Corp. and subsidiary as of December 31, 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended, and our report dated March 3, 2005, expressed an unqualified opinion.

/s/ S.R. Snodgrass, A.C.

Wexford, Pennsylvania
April 15, 2005

(C) INTERNAL CONTROLS AND DISCLOSURE CONTROLS AND PROCEDURES
QNB's principal executive officer and principal financial officer, after evaluating, together with management, the effectiveness of the design and operation of QNB's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004, the end of the period covered by this report, have concluded that, as of such date, QNB's disclosure controls and procedures were adequate and effective to ensure that material information relating to QNB and our consolidated subsidiaries would be made known to them by others within those entities.

There were no changes in QNB's internal control over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, QNB's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.
                                       60

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

         3(ii)- of Registrant's Form 10-K filed with the Commission on March 30, 2004.)

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

                                                   QNB Corp.
         March 15, 2005
                                                    BY:   /s/ Thomas J. Bisko
                                                        ----------------------
                                                        Thomas J. Bisko
                                                        President and
                                                        Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      /s/ Thomas J. Bisko                            President, Chief Executive         March 15, 2005
      -------------------
      Thomas J. Bisko                                Officer and Director


      /s/ Robert C. Werner                           Vice President                     March 15, 2005
      --------------------
      Robert C. Werner

      /s/ Bret H. Krevolin                           Chief Financial Officer            March 15, 2005
      --------------------
      Bret H. Krevolin                               and Principal Accounting Officer

      /s/ Norman L. Baringer                         Director                           March 15, 2005
      ----------------------
      Norman L. Baringer

      /s/ Kenneth F. Brown  Jr.                      Director                           March 15, 2005
      -------------------------
      Kenneth F. Brown  Jr.

      /s/ Dennis Helf                                Director, Chairman                 March 15, 2005
      ---------------
      Dennis Helf

      /s/ G. Arden Link                              Director                           March 15, 2005
      -----------------
      G. Arden Link

                                                     Director

      Charles M. Meredith, III

      /s/ Anna Mae Papso                             Director                           March 15, 2005
      ------------------
      Anna Mae Papso

      /s/ Gary S. Parzych                            Director                           March 15, 2005
      -------------------
      Gary S. Parzych

      /s/ Henry L. Rosenberger                       Director                           March 15, 2005
      ------------------------
      Henry L. Rosenberger

      /s/ Edgar L. Stauffer                          Director                           March 15, 2005
      ---------------------
      Edgar L. Stauffer

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

         10.1- Employment Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.1 of Registrant's Form10-Q filed with the Commission on November 15, 2004.)

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

         32.2-   ss.1350 Certification of Principal Financial Officer. EXHIBIT