Form 10-Q
period 2005-03-31
QNB CORP
filed 2005-05-09
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


(Mark One)
  |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended                                     March 31, 2005
                              -------------------------------------------------------------------------------

                                             OR
  |_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                                           to
                               ------------------------------------------  ----------------------------------



                               Commission file number   0-17706
                                                      ----------


                                    QNB Corp.
--------------------------------------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



Pennsylvania                                                                                        23-2318082
--------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)            (I.R.S. Employer Identification No.)


15 North Third Street, Quakertown, PA                                                               18951-9005
--------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                                            (Zip Code)

Registrant's Telephone Number, Including Area Code             (215)538-5600
                                                   -----------------------------------------------------------


                                                Not Applicable
--------------------------------------------------------------------------------------------------------------
                Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.



         Indicate by check |X| whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No____

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    |X|    No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                      Outstanding at May 5, 2005
Common Stock, par value $.625                                3,100,302

                                             QNB CORP. AND SUBSIDIARY

                                                     FORM 10-Q

                                            QUARTER ENDED MARCH 31, 2005


                                                       INDEX

                                           PART I - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                                            PAGE

         Consolidated Statements of Income for Three
                  Months Ended March 31, 2005 and 2004...............................................1

         Consolidated Balance Sheets at March 31, 2005
                  and December 31, 2004..............................................................2

         Consolidated Statements of Cash Flows for Three
                  Months Ended March 31, 2005 and 2004...............................................3

         Notes to Consolidated Financial Statements..................................................4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION.....................................................9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK .................................28

ITEM 4.  CONTROLS AND PROCEDURES....................................................................28


                                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS .........................................................................29

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ...............................29

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...........................................................29

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS.....................................29

ITEM 5.  OTHER INFORMATION .........................................................................29

ITEM 6.  EXHIBITS ..................................................................................29

SIGNATURES

CERTIFICATIONS



QNB Corp. and Subsidiary
-------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
                                                                (in thousands, except share data)
                                                                           (unaudited)
-------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,                                             2005       2004
-------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans ........................................     $3,891     $3,349
Interest and dividends on investment securities:
        Taxable ...................................................      2,256      2,201
        Tax-exempt ................................................        564        549
Interest on Federal funds sold ....................................         18         21
Interest on interest-bearing balances and other interest income ...         30         16
-------------------------------------------------------------------------------------------------
        Total interest income .....................................      6,759      6,136
-------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits
        Interest-bearing demand accounts ..........................        197        149
        Money market accounts .....................................        252         61
        Savings ...................................................         54         52
        Time ......................................................      1,122        996
        Time over $100,000 ........................................        280        212
Interest on short-term borrowings .................................         42         22
Interest on Federal Home Loan Bank advances .......................        727        718
-------------------------------------------------------------------------------------------------
                Total interest expense ............................      2,674      2,210
-------------------------------------------------------------------------------------------------
                Net interest income ...............................      4,085      3,926
Provision for loan losses .........................................         --         --
-------------------------------------------------------------------------------------------------
                Net interest income after provision for loan losses      4,085      3,926
-------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Fees for services to customers ....................................        439        446
ATM and debit card income .........................................        159        128
Income on bank-owned life insurance ...............................         63         68
Mortgage servicing income (loss) ..................................         24         (6)
Net gain on investment securities available-for-sale ..............        613        479
Net gain on sale of loans .........................................         35        100
Other operating income ............................................        336        155
-------------------------------------------------------------------------------------------------
                Total non-interest income .........................      1,669      1,370
-------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and employee benefits ....................................      1,837      1,794
Net occupancy expense .............................................        281        238
Furniture and equipment expense ...................................        282        243
Marketing expense .................................................        150        107
Third party services ..............................................        141        155
Telephone, postage and supplies expense ...........................        123        116
State taxes .......................................................        103        112
Other expense .....................................................        319        313
-------------------------------------------------------------------------------------------------
                Total non-interest expense ........................      3,236      3,078
-------------------------------------------------------------------------------------------------
        Income before income taxes ................................      2,518      2,218
Provision for income taxes ........................................        599        496
-------------------------------------------------------------------------------------------------
NET INCOME ........................................................     $1,919     $1,722
=================================================================================================
NET INCOME PER SHARE-BASIC ........................................     $  .62     $  .56
=================================================================================================
NET INCOME PER SHARE-DILUTED ......................................     $  .60     $  .54
=================================================================================================
CASH DIVIDENDS PER SHARE                                                $ .195     $ .185
=================================================================================================

The accompanying notes are an integral part of the unaudited consolidated financial statements.


QNB Corp. and Subsidiary
-------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                                    (in thousands)
                                                                     (unaudited)
-------------------------------------------------------------------------------------------------
                                                               MARCH 31,     DECEMBER 31,
                                                                 2005           2004
-------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks .................................     $  18,102      $  19,026
Federal funds sold ......................................            --          3,159
-------------------------------------------------------------------------------------------------
                Total cash and cash equivalents .........        18,102         22,185
Investment securities
        Available-for-sale (cost $268,647 and $266,000) .       265,917        267,561
        Held-to-maturity (market value $6,375 and $6,432)         6,202          6,203
        Non-marketable equity securities ................         3,525          3,947
Loans held-for-sale .....................................           489            312
Total loans, net of unearned income .....................       269,524        268,048
        Allowance for loan losses .......................        (2,606)        (2,612)
-------------------------------------------------------------------------------------------------
                Net loans ...............................       266,918        265,436
Bank-owned life insurance ...............................         7,974          7,906
Premises and equipment, net .............................         5,539          5,640
Accrued interest receivable .............................         2,901          2,531
Other assets ............................................         3,559          1,923
-------------------------------------------------------------------------------------------------
Total assets ............................................     $ 581,126      $ 583,644
=================================================================================================

LIABILITIES
Deposits
        Demand, non-interest-bearing ....................     $  53,803      $  52,603
        Interest-bearing demand accounts ................        88,436         95,120
        Money market accounts ...........................        65,506         60,434
        Savings .........................................        56,456         55,511
        Time ............................................       162,930        160,845
        Time over $100,000 ..............................        41,939         41,975
-------------------------------------------------------------------------------------------------
                Total deposits ..........................       469,070        466,488
Short-term borrowings ...................................        10,015         13,374
Federal Home Loan Bank advances .........................        55,000         55,000
Accrued interest payable ................................         1,220          1,179
Other liabilities .......................................         1,555          1,828
-------------------------------------------------------------------------------------------------
Total liabilities .......................................       536,860        537,869
-------------------------------------------------------------------------------------------------


SHAREHOLDERS' EQUITY
Common stock, par value $.625 per share;
        authorized 10,000,000 shares; 3,206,988 and
        3,204,764 shares issued; 3,100,302 and 3,098,078
        shares outstanding ..............................         2,004          2,003
Surplus .................................................         9,041          9,005
Retained earnings .......................................        36,885         35,570
Accumulated other comprehensive (loss) gain, net ........        (2,170)           691
Treasury stock, at cost; 106,686 shares .................        (1,494)        (1,494)
-------------------------------------------------------------------------------------------------
Total shareholders' equity ..............................        44,266         45,775
-------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity ..............     $ 581,126      $ 583,644
=================================================================================================

The accompanying notes are an integral part of the unaudited consolidated financial statements.


QNB Corp. and Subsidiary
---------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                     (in thousands)
                                                                                                      (unaudited)
---------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,                                                                        2005       2004
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
        Net income ...........................................................................   $  1,919    $  1,722
        Adjustments to reconcile net income to net cash provided by operating activities
                Depreciation and amortization ................................................        217         189
                Securities gains .............................................................       (613)       (479)
                Net gain on sale of repossessed assets .......................................       (209)         --
                Proceeds from sale of repossessed assets .....................................        209          --
                Net gain on sale of loans ....................................................        (35)       (100)
                Loss on disposal of premises and equipment ...................................          1          --
                Proceeds from sales of residential mortgages .................................      1,905       3,923
                Originations of residential mortgages held-for-sale ..........................     (2,087)     (2,678)
                Income on bank-owned life insurance ..........................................        (63)        (68)
                Life insurance premiums, net .................................................         (5)         (3)
                Deferred income tax provision ................................................         43         107
                Change in income taxes payable ...............................................        397         377
                Net (increase) decrease in interest receivable ...............................       (370)        541
                Net amortization of premiums and discounts ...................................        254         303
                Net increase (decrease) in accrued interest payable ..........................         41         (96)
                Increase in other assets .....................................................       (277)       (434)
                Decrease in other liabilities ................................................       (670)       (415)
---------------------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities ....................................        657       2,889
---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
        Proceeds from maturities and calls of investment securities
                available-for-sale ...........................................................      4,861      25,154
                held-to-maturity .............................................................         --       2,349
        Proceeds from sales of investment securities
                available-for-sale ...........................................................     12,639      17,954
        Purchase of investment securities
                available-for-sale ...........................................................    (19,745)    (28,239)
        Net increase in loans ................................................................     (1,456)     (2,742)
        Net change in non-marketable securities ..............................................        422          --
        Net purchases of premises and equipment ..............................................       (117)       (187)
---------------------------------------------------------------------------------------------------------------------
                Net cash (used) provided by investing activities .............................     (3,396)     14,289
---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
        Net increase in non-interest-bearing deposits ........................................      1,200       1,412
        Net decrease in interest-bearing non-maturity deposits ...............................       (667)    (15,138)
        Net increase in time deposits ........................................................      2,049       1,321
        Net decrease in short-term borrowings ................................................     (3,359)       (702)
        Cash dividends paid ..................................................................       (604)       (573)
        Proceeds from issuance of common stock ...............................................         37          --
---------------------------------------------------------------------------------------------------------------------
                Net cash used by financing activites .........................................     (1,344)    (13,680)
---------------------------------------------------------------------------------------------------------------------
               (Decrease) increase in cash and cash equivalents .............................     (4,083)      3,498
                Cash and cash equivalents at beginning of year ...............................     22,185      26,066
---------------------------------------------------------------------------------------------------------------------
                Cash and cash equivalents at end of period ...................................   $ 18,102    $ 29,564
=====================================================================================================================
SUPPLEMENTAL CASH FLOW DISCLOSURES
        Interest paid ........................................................................   $  2,633    $  2,307
        Income taxes paid ....................................................................        125         150
        Non-Cash Transactions
                Change in net unrealized holding gains, net of taxes, on investment securities     (2,861)      1,309
        Transfer of loans to repossessed assets ..............................................          4          --

The accompanying notes are an integral part of the unaudited consolidated financial statements.


                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 2005 AND 2004, AND DECEMBER 31, 2004
                                   (UNAUDITED)


1. REPORTING AND ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of QNB Corp. (QNB) and its wholly-owned subsidiary, The Quakertown National Bank (the Bank). All significant intercompany accounts and transactions are eliminated in the consolidated statements.

The consolidated balance sheet as of March 31, 2005, as well as the respective statements of income and cash flows for the three-month period ended March 31, 2005 and 2004, is unaudited. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2004 Annual Report incorporated in the Form 10-K.

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Certain items in the 2004 consolidated financial statements have been reclassified to conform to the 2005 financial statement presentation format. These reclassifications had no effect on net income. The results for the periods presented are not necessarily indicative of the full year. Tabular information other than share data is presented in thousands of dollars.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

STOCK BASED COMPENSATION

At March 31, 2005, QNB had a stock-based employee compensation plan that is accounted for under the recognition and measurement principles of Accounting Principles Bulletin (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The "fair value" approach under Financial Accounting Standards Board (FASB) Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, takes into account the time value of the option and will generally result in compensation expense being recorded. Each year since the inception of Statement No. 123, QNB has disclosed, in the notes to the consolidated financial statements contained in its annual report to shareholders, what the earnings impact would have been had QNB elected the "fair value" approach under Statement No. 123. Such disclosure is now required on a quarterly basis in accordance with Statement No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123.



                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 2005 AND 2004, AND DECEMBER 31, 2004
                                   (UNAUDITED)


The following table illustrates the effect of net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation.


                                                           For the Three Months
                                                              Ended March 31,

                                                           2005            2004
                                                          ------          ------

Net income, as reported                                   $1,919          $1,722
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects           25              18

Pro forma net income                                      $1,894          $1,704

Earnings per share
   Basic - as reported                                      $.62            $.56

   Basic - pro forma                                        $.61            $.55

   Diluted - as reported                                    $.60            $.54

   Diluted - pro forma                                      $.60            $.54

2. PER SHARE DATA

The following sets forth the computation of basic and diluted earnings per share (share and per share data are not in thousands):

                                                          For the Three Months
                                                             Ended March 31,

                                                          2005            2004
                                                         ------          ------

Numerator for basic and diluted earnings
per share-net income                                     $1,919          $1,722

Denominator for basic earnings per share-
weighted average shares outstanding                   3,100,048       3,095,379

Effect of dilutive securities-employee
stock options                                            78,262          84,549

Denominator for diluted earnings per
share- adjusted weighted average
shares outstanding                                    3,178,310       3,179,928

Earnings per share-basic                                   $.62            $.56
Earnings per share-diluted                                 $.60            $.54




                                    Form 10-Q
                                     Page 5

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 2005 AND 2004, AND DECEMBER 31, 2004
                                   (UNAUDITED)


2. PER SHARE DATA (Continued):

There were 40,000 stock options that were anti-dilutive as of March 31, 2005. These stock options were not included in the above calculation. There were no stock options that were anti-dilutive for the three-month period ended March 31, 2004.


3. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business entity during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the periods ended March 31, 2005 and 2004 (net of the income tax effect):


                                                      For the Three Months
                                                        Ended March 31,

                                                      2005              2004
                                                     ------           -------

Unrealized  holding (losses) gains arising during
the period on securities held                        $(2,456)          $1,625

Reclassification adjustment for gains included
in net income                                           (405)           (316)
                                                     -------           ------

Net change in unrealized (losses) gains during
the period                                            (2,861)           1,309

Unrealized holding gains, beginning of period
                                                         691            2,341
                                                     -------            -----


Unrealized holding (losses) gains, end of period
                                                     $(2,170)          $3,650
                                                     =======           ======

Net income                                           $ 1,919           $1,722
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during
the period                                            (2,861)           1,309
                                                     -------           ------
Comprehensive (loss) income                          $  (942)          $3,031
                                                     =======           ======


                                    Form 10-Q
                                     Page 6

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 2005 AND 2004, AND DECEMBER 31, 2004
                                   (UNAUDITED)


4. LOANS

The following table presents loans by category as of March 31, 2005 and December 31, 2004:

                                                March 31,        December 31,
                                                  2005               2004
                                             -------------       -----------
Commercial and industrial                        $57,466            $57,364
Agricultural                                           7                  8
Construction                                       8,211              7,027
Real estate-commercial                            94,534             98,397
Real estate-residential                          104,092             99,893
Consumer                                           5,210              5,376
                                                   -----              -----
Total loans                                      269,520            268,065
Less unearned costs (income)                           4               (17)
                                                       -               ----
Total loans net of unearned income              $269,524           $268,048
                                                ========           ========

5. INTANGIBLE ASSETS

As a result of a purchase of deposits in 1997, QNB recorded a deposit premium of $511,000. This premium is being amortized, for book purposes, over ten years and is reviewed annually for impairment. The net accumulated amortization was $158,000 and $145,000 at March 31, 2005 and December 31, 2004, respectively. Amortization expense for core deposit intangibles was $13,000 for both periods ended March 31, 2005 and 2004.

The following table reflects the components of mortgage servicing rights as of the periods indicated:

                                                  March 31,       December 31,
                                                    2005              2004
                                                -----------       ------------
Mortgage servicing rights beginning balance      $    552           $    582
Mortgage servicing rights capitalized                  14                 66
Mortgage servicing rights amortized                   (29)              (122)
Fair market value adjustments                           5                 26
                                                 --------           --------

Mortgage servicing rights ending balance         $    542           $    552
                                                 ========           ========

Mortgage loans serviced for others               $ 77,549           $ 78,904
Amortization expense of intangibles                    42                173


                                   Form 10-Q
                                     Page 7

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 2005 AND 2004, AND DECEMBER 31, 2004
                                   (UNAUDITED)


5. INTANGIBLE ASSETS (Continued):

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

ESTIMATED AMORTIZATION EXPENSE

For the Year Ended 12/31/05               $155
For the Year Ended 12/31/06                141
For the Year Ended 12/31/07                118
For the Year Ended 12/31/08                 63
For the Year Ended 12/31/09                 51

6. RECENT ACCOUNTING PRONOUNCEMENTS

STOCK-BASED COMPENSATION

In April, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for FASB Statement No. 123 (revised 2004), SHARE-BASED PAYMENT (FAS No. 123R). The Statement requires that compensation cost, relating to share-based payment transactions, be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. QNB will adopt FAS No. 123 (Revised 2004) on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on QNB's results of operations.

NONMONETARY ASSETS

In December 2004, FASB issued FAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on QNB's results of operations or financial position.


                                   Form 10-Q
                                     Page 8

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

QNB Corp. (the Corporation) is a bank holding company headquartered in Quakertown, Pennsylvania. The Corporation through its wholly-owned subsidiary, The Quakertown National Bank (the Bank), has been serving the residents and businesses of Upper Bucks, Northern Montgomery and Southern Lehigh Counties in Pennsylvania since 1877. The Bank is a locally managed community bank that provides a full range of commercial, retail banking and trust and investment management services. The consolidated entity is referred to herein as "QNB".

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

QNB cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time, and QNB assumes no duty to update forward-looking statements. Management cautions readers not to place undue reliance on any forward-looking statements. These statements speak only as of the date made, and they advise readers that various factors, including those described above, could affect QNB's financial performance and could cause our actual results or circumstances for future periods to differ materially from those anticipated or projected. Except as required by law, we do not undertake, and specifically disclaim any obligation, to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

OTHER-THAN-TEMPORARY IMPAIRMENT OF INVESTMENT SECURITIES

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term "other-than-temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

OVERVIEW

QNB reported net income for the first quarter of 2005 of $1,919,000, or $.60 per common share on a diluted basis. This represents an 11.4% increase over the $1,722,000, or $.54 per share diluted, for the same period in 2004. The results for the first quarter of 2005 represent a record quarter for QNB.

Two important measures of profitability in the banking industry are an institution's return on average assets and return on average shareholders' equity. Return on average assets and return on average shareholders' equity were 1.34% and 17.04%, respectively, for the first quarter of 2005 compared with 1.28% and 16.64%, respectively, for the first quarter of 2004.

The results for the first quarter of 2005 compared to the same period in 2004 included the following significant components:

     Net interest income increased $159,000, or 4.0%, to $4,085,000.

     o Contributing to the increase in net interest income was an 8.3% increase in average earning assets. The average balance of loans increased by 14.3%, while average deposits increased 8.8%.
     o Included in net interest income for the first quarter of 2005 is $40,000 of interest income recovered on non-accrual and previously charged off loans. This compares to $44,000 recovered during the first quarter of 2004.


                                   Form 10-Q
                                    Page 11

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW (CONTINUED)

     o The net interest margin declined 11 basis points to 3.30% for the first quarter of 2005. The decline in the margin was a result of funding costs, particularly money market and time deposit rates, increasing to a greater degree than rates on earning assets. However, net interest margin of 3.30% for the first quarter of 2005 represented an increase from the 3.21% reported for the fourth quarter of 2004.
     o The Federal Reserve Bank Board continued to raise interest rates, with two additional 25 basis point increases during the first quarter of 2005. The Federal funds rate has increased from 1.00% at the end of March 2004 to 2.75% at March 31, 2005. The yield curve continues to flatten as short-term rates increase more than mid- and longer-term interest rates.
     o Asset quality continued to improve as non-performing assets declined from $639,000 at March 31, 2004 to $60,000 at March 31, 2005. QNB had
          no non-accrual loans at March 31, 2005. As a result of the continued low level of non-performing assets, no provision for loan losses was recorded during the first quarter of 2005.

     Non-interest income increased $299,000, or 21.8%, to $1,669,000.
     o The net gain on the sale of investment securities increased $134,000, while the net gain on the sale of loans decreased $65,000. The gain on the sale of investment securities is primarily from the sales of equity securities. The decline in the gain on the sale of loans is a result of the decline in mortgage activity resulting from higher interest rates.
     o A $209,000 gain on the liquidation of the remaining assets relinquished by a borrower during the third quarter of 2005 was the primary increase in other operating income. This gain, combined with the gain in the fourth quarter of 2004, resulted in the full recovery of the $350,000 charge-off recorded through the allowance for loan losses during the third quarter of 2004 related to this loan.

     Non-interest expense increased $158,000, or 5.1%, to $3,236,000.
     o Salary and benefit expense increased by $43,000, or 2.4%. The accrual for incentive compensation decreased by $60,000 when comparing the two quarters. This decline was offset by merit and promotional increases, additional employee costs associated with the opening of QNB's first supermarket branch during the second quarter of 2004 and continued increases in medical premiums.
     o The supermarket branch also contributed to the $82,000 increase in net occupancy and furniture and equipment expense when comparing the two quarters.
     o Marketing costs, including donations, increased $43,000, to $150,000, during the first quarter of 2005.
     o The effective tax rate was 23.8% for the first quarter of 2005 compared to 22.4% for the first quarter of 2004.


These items as well as others will be explained more thoroughly in the next sections.



                                   Form 10-Q
                                    Page 12

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION



AVERAGE BALANCES, RATE, AND INTEREST INCOME AND EXPENSE SUMMARY (TAX-EQUIVALENT BASIS)


                                                                           THREE MONTHS ENDED
                                                          MARCH 31, 2005                          MARCH 31, 2004
                                                AVERAGE       AVERAGE                   AVERAGE      AVERAGE
                                                BALANCE        RATE      INTEREST       BALANCE       RATE      INTEREST
---------------------------------------------------------------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                  $ 2,902       2.45%       $ 18         $ 8,435       0.99%        $ 21
---------------------------------------------------------------------------------------------------------------------------
Investment securities:
   U.S. Treasury                                      6,152       2.05%         31           6,770       1.99%          34
   U.S. Government agencies                          47,876       3.57%        427          34,266       3.87%         332
   State and municipal                               52,531       6.51%        854          50,752       6.55%         831
   Mortgage-backed and CMOs                         135,198       4.19%      1,418         135,422       4.26%       1,443
   Other                                             29,874       5.32%        397          30,578       5.42%         414
---------------------------------------------------------------------------------------------------------------------------
     Total investment securities                    271,631       4.61%      3,127         257,788       4.74%       3,054
---------------------------------------------------------------------------------------------------------------------------
Loans:
  Commercial real estate                            122,482       6.01%      1,816         106,430       5.85%       1,548
  Residential real estate                            23,646       5.92%        350          20,505       6.73%         345
  Home equity loans                                  59,286       5.76%        842          50,551       5.94%         747
  Commercial and industrial                          43,604       6.08%        653          39,092       4.83%         469
  Consumer loans                                      5,165       9.09%        116           5,460       9.91%         135
  Tax-exempt loans                                   13,280       5.27%        173          11,903       5.39%         159
---------------------------------------------------------------------------------------------------------------------------
     Total loans, net of unearned income*           267,463       5.99%      3,950         233,941       5.85%       3,403
---------------------------------------------------------------------------------------------------------------------------
Other earning assets                                  4,837       2.48%         30           4,800       1.38%          16
---------------------------------------------------------------------------------------------------------------------------
     Total earning assets                           546,833       5.28%      7,125         504,964       5.17%       6,494
---------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                              18,248                                 19,173
Allowance for loan losses                            (2,607)                                (2,921)
Other assets                                         19,022                                 18,391
---------------------------------------------------------------------------------------------------------------------------
     Total assets                                 $ 581,496       4.97%                  $ 539,607       4.84%
===========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------
Interest-bearing deposits:
Interest-bearing demand accounts                   $ 91,355       0.87%      $ 197       $ 100,239       0.60%       $ 149
Money market accounts                                63,398       1.61%        252          36,254       0.67%          61
Savings                                              55,507       0.39%         54          53,456       0.39%          52
Time                                                162,378       2.80%      1,122         151,811       2.64%         996
Time over $100,000                                   41,850       2.71%        280          37,897       2.25%         212
---------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                414,488       1.86%      1,905         379,657       1.56%       1,470
---------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                10,639       1.61%         42          10,681       0.81%          22
Federal Home Loan Bank advances                      55,000       5.36%        727          55,000       5.25%         718
---------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities             480,127       2.26%      2,674         445,338       2.00%       2,210
---------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing deposits                        52,579                                 49,537
Other liabilities                                     3,126                                  3,115
Shareholders' equity                                 45,664                                 41,617
---------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
       shareholders' equity                       $ 581,496       1.87%                  $ 539,607       1.65%
===========================================================================================================================
Net interest rate spread                                          3.02%                                  3.18%
===========================================================================================================================
Margin/net interest income                                        3.30%      4,451                       3.41%       4,284
===========================================================================================================================

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate rate of 34 percent. Non-accrual loans are included in earning assets.
* Includes loans held-for-sale

                                   Form 10-Q
                                    Page 13

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended March 31, 2005 and 2004.


                                                     For the Three Months
                                                        Ended March 31,
                                                      2005            2004
                                                    -------         -------
Total interest income                               $ 6,759         $ 6,136
Total interest expense                                2,674           2,210
                                                    -------         -------
Net interest income                                   4,085           3,926
Tax equivalent adjustment                               366             357
                                                    -------         -------
Net interest income (fully taxable equivalent)      $ 4,451         $ 4,283
                                                    =======         =======


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

For purposes of this discussion, interest income and the average yield earned on loans and investment securities are adjusted to a tax-equivalent basis as detailed in the table that appears on page 14. This adjustment to interest income is made for analysis purposes only. Interest income is increased by the amount of savings of Federal income taxes, which QNB realizes by investing in certain tax-exempt State and municipal securities and by making loans to certain tax-exempt organizations. In this way, the ultimate economic impact of earnings from various assets can be more easily compared.

The net interest rate spread is the difference between average rates received on earning assets and average rates paid on interest-bearing liabilities, while the net interest rate margin includes interest-free sources of funds.

Net interest income increased 4.0%, to $4,085,000, for the quarter ended March 31, 2005 as compared to $3,926,000 for the quarter ended March 31, 2004. On a tax-equivalent basis, net interest income increased by 3.9% from $4,284,000 for the three months ended March 31, 2004 to $4,451,000 for the same period ended March 31, 2005. As has been the trend, the ability to increase net interest income is a result of the growth in deposits and the investment of these deposits into profitable loans and investment securities. This growth in earning assets has been able to offset the continued decline in the net interest margin resulting from the low interest rate environment of the past few years. While core deposits continue to increase, a significant contributor to the growth in deposits, both period-end and average, were additional deposits of local municipalities and school districts. The majority of the growth in these deposits is seasonal and has been withdrawn during the first quarter of 2005 or will be withdrawn during the second quarter of 2005. While these deposits, because of their


                                   Form 10-Q
                                    Page 14

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


NET INTEREST INCOME (CONTINUED)

short-term nature and the competition for these deposits, add to net interest income, they provide a significantly lower spread than core deposits and, therefore, have a negative impact on the net interest margin.

Average deposits increased $37,873,000, or 8.8%, when comparing the first quarters of 2005 and 2004. Included in this increase in average deposits was approximately $5,600,000 of additional municipal deposits. On a comparison of period-end to period-end balances, municipal deposits increased approximately $14,800,000. Average earning assets increased 8.3% during this same period with average loans increasing $33,522,000, or 14.3%, and average investment securities increasing $13,843,000, or 5.4%. When comparing the first quarters of 2005 and 2004, the net interest margin and net interest rate spread declined by 11 basis points and 16 basis points, respectively. The net interest margin decreased to 3.30% for the first quarter of 2005 from 3.41% for the first quarter of 2004, while the net interest rate spread decreased to 3.02% from 3.18% during the same period.

As mentioned previously, the Federal Reserve Board continued its "measured pace" strategy of tightening by increasing the Federal funds rate twice by 25 basis points each time during the first quarter of 2005. Since March 2004, they have increased the rate seven times and 175 basis points from 1.00% to 2.75%. Despite the increase in market interest rates off their historic lows, the long period of historically low interest rates has had an impact on the yield on earning assets and the rates paid on interest-bearing liabilities. While the yield on earning assets on a tax-equivalent basis has increased from 5.17% for the first quarter of 2004 to 5.28% for the first quarter of 2005, the rate of increase was slowed because of the fixed rate nature of the investment and loan portfolio as well as the price competition for loans. The yield on the investment portfolio actually declined from 4.74% for the first quarter of 2004 to 4.61% for the first quarter of 2005. Some of this decline was the result of the municipal deposits being invested in short-term, lower yielding U.S. Government agency securities. The yield on this category of investments declined from 3.87% for the first quarter of 2004 to 3.57% for the first quarter of 2005. The yield on the investment portfolio should increase in 2005 as these lower yielding securities are called or sold and as new funds are invested at higher rates.

The yield on loans increased 14 basis points to 5.99% when comparing the first quarter of 2005 to the first quarter of 2004. The average prime rate when comparing these same periods increased 144 basis points, from 4.00% to 5.44%. While QNB was positively impacted from the increases in prime rate, the overall yield on the loan portfolio did not increase proportionately, since only a percentage of the loan portfolio re-prices immediately with changes in the prime rate. The benefits from an increase in the prime rate were partially offset by the long period of historically low interest rates which resulted in the refinancing of residential mortgage, home equity and commercial loans into lower yielding fixed rate loans. The commercial and industrial category of loans benefited the most from the increase in the prime rate, as many of these loans are indexed to that rate. The yield on this category increased 125 basis points when comparing the two quarters. The rate of increase in loan yields will be determined by how quickly and to what degree the Federal Reserve Board continues to increase interest rates, the shape of the yield curve and how much the competitive nature of the business will keep loan rates down.

While total interest income on a tax-equivalent basis increased $631,000 when comparing the first quarter of 2005 to the first quarter of 2004, total interest expense increased $464,000. The increase in interest expense was a result of an increase in deposit balances and an increase in interest rates paid on both deposits and short-term borrowings. The rate paid on interest-bearing liabilities increased from 2.00% for the first quarter of 2004 to 2.26% for the first quarter of 2005, with the rate paid on interest-bearing deposits increasing from 1.56% to 1.86% during this same period. Interest expense and the rate paid on money market accounts and time deposit accounts increased the most as these accounts were more reactive to the increase in market


                                   Form 10-Q
                                    Page 15

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


NET INTEREST INCOME (CONTINUED)

interest rates. Interest expense on money market accounts increased $191,000, and the rate paid increased from .67% to 1.61% when comparing the two quarters. The increase in the rate paid was primarily the result of two events. First, QNB had to pay a higher rate to attract the municipal deposits; second, rising short-term interest rates impacted QNB's Treasury Select Money Market Account. This product is a variable rate account, indexed to the monthly average of the 91-day Treasury bill based on balances in the account. The yield on this product has increased as short-term interest rates have increased. The average balance of money market accounts increased $27,144,000 when comparing the first quarter of 2005 to the same period in 2004. The additional deposits of a school district contributed approximately $16,900,000 to the increase, while growth in the Treasury Select accounts contributed approximately $6,078,000.

Interest expense on time deposits increased $194,000, while the average rate paid on time deposits increased from 2.56% to 2.78% when comparing the two periods. Like fixed-rate loans and investment securities, certificates of deposit reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, the maturity and repricing characteristics tend to be shorter. This feature, combined with the strong rate competition for these deposits, will likely result in the continued increase in the yield on time deposits in 2005. Average time deposits increased $14,520,000, or 7.7%, when comparing the first quarter of 2005 to the first quarter of 2004. The higher rates being offered on time deposits compared to other deposit accounts seems to be the impetus for the growth.

Management expects interest expense and the rate paid on interest-bearing liabilities to increase throughout 2005 as higher short-term market rates of interest result in higher rates paid initially on money market accounts and time deposits. This will be followed by higher rates paid on interest-bearing demand accounts and savings accounts, accounts that tend to lag as rates increase. Management also expects net interest income to increase slightly in 2005 as a result of the growth in earning assets offsetting a net interest margin that will likely be stable or decline slightly. The yield curve is expected to flatten further in 2005, as the Federal Reserve Board continues to increase short-term interest rates. A flat yield curve will continue to put pressure on the net interest margin.

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


                                   Form 10-Q
                                    Page 16

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


PROVISION FOR LOAN LOSSES (CONTINUED)

QNB's management determined no provision for loan losses was necessary for either three-month periods ended March 31, 2005 or 2004 as the results of the analysis described above resulted in an allowance for loan losses that was adequate in relation to the estimate of known and inherent losses in the portfolio. In addition, charge-offs and non-performing assets remain at low levels. QNB had net charge-offs of $6,000 and $10,000 during the first quarter of 2005 and 2004, respectively.

Non-performing assets (non-accruing loans, loans past due 90 days or more, other real estate owned and other repossessed assets) amounted to .01% and .12% of total assets at March 31, 2005 and 2004. This compares to .08% at December 31, 2004. There were no non-accrual loans at March 31, 2005. Non-accrual loans were $373,000 and $562,000 at December 31, 2004 and March 31, 2004, respectively. QNB did not have any other real estate owned as of March 31, 2005, December 31, 2004 or March 31, 2004. Repossessed assets were $4,000 at March 31, 2005. The book value of repossessed assets at December 31, 2004 was zero. There were no repossessed assets at March 31, 2004.

There were no restructured loans as of March 31, 2005, December 31, 2004 or March 31, 2004 as defined in SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for loan losses was $2,606,000 and $2,612,000 at March 31, 2005 and December 31, 2004, respectively. The ratio of the allowance to total loans was .97% at both respective period end dates. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

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

There were no loans considered impaired at March 31, 2005. At March 31, 2004, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $560,000. The loans identified as impaired were collateral-dependent, with no valuation allowance necessary.

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

Total non-interest income increased $299,000, or 21.8%, to $1,669,000 for the quarter ended March 31, 2005 when compared to March 31, 2004. Excluding gains on the sale of securities and loans, non-interest income increased $230,000, or 29.1%.

Fees for services to customers, the largest component of total non-interest income, are comprised of service charges on deposit accounts. These fees decreased 1.6%, to $439,000, from $446,000 when comparing the two quarters. Contributing to the decline in fee income was a $17,000 reduction in service charge income on non-interest bearing business checking accounts. The decline in the service charges on business accounts reflects the impact of a higher earnings credit rate, resulting from the increases in short-term interest rates, applied against balances to offset service charges incurred. Also, negatively impacting service charge income was the elimination of the monthly fee on an interest-bearing checking account product. This resulted in the loss of approximately $10,000 for the quarter. Partially offsetting these declines was an increase in overdraft income of approximately $19,000 which was the result of an increase in the fee effective March 1, 2004.

ATM and debit card income is primarily comprised of income on debit cards and ATM surcharge income for the use of QNB ATM machines by non-QNB customers. ATM and debit card income was $159,000 for the first quarter of 2005, an increase of $31,000, or 24.2%, from the amount recorded during the first quarter of 2005. Debit card income increased $18,000, or 19.3%, for the three-month period. The increase in debit card income is a result of the increased acceptance by consumers of the card as a means of paying for goods and services. Increased usage of QNB ATM machines and the resulting surcharge and interchange income resulted in an $11,000 increase in ATM income when comparing the two quarters.

Income on bank-owned life insurance represents the earnings on life insurance policies in which the Bank is the beneficiary. The earnings on these policies were $63,000 and $68,000 for the three months ended March 31, 2005 and 2004, respectively. The insurance carriers reset the rates on these policies annually. The decline in income is a result of a lower earnings rate resulting from the lower interest rate environment at the last reset period.

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over the period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. Mortgage servicing fees (costs) for the three month periods ended March 31, 2005 and 2004 were $24,000 and ($6,000), respectively. Included in the first quarter of 2005 was a $5,000 positive adjustment to the valuation allowance for impairment resulting from the increase in interest rates and the slowdown in mortgage prepayments in 2004. Included in the first quarter of 2004 amount is a $23,000 valuation allowance for impairment. This impairment was a result of the historically high prepayment speeds on mortgages resulting from the record level of mortgage refinancing activity created by the low interest rate environment in 2003 and early 2004. Excluding the valuation allowance adjustments, mortgage servicing income would have been $19,000 for the first quarter of 2005, compared to $17,000 for the first quarter of 2004.


                                   Form 10-Q
                                    Page 18

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (CONTINUED)

Also impacting mortgage servicing income was the decline in amortization expense and a decrease in the amount of mortgages serviced. Amortization expense for the three-month periods ended March 31, 2005 and 2004 was $29,000 and $36,000, respectively. The average balance of mortgages serviced for others was $78,392,000 for the first quarter of 2005 compared to $85,047,000 for the first quarter of 2004, a decrease of 7.8%. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded

QNB recorded a net gain on investment securities of $613,000 and $479,000 for the three-month periods ended March 31, 2005 and 2004, respectively. Included in net securities gains for the three-month period ended March 31, 2005 were gains of $270,000 from the sale of debt securities and $343,000 related to activity in the marketable equity securities portfolio at the Corporation. The gains recorded during the first quarter of 2004 represent $210,000 related to the sale of fixed income securities at the Bank and $269,000 as a result of sales from the equity portfolio at the Corporation. The fixed income securities portfolio represents a significant portion of QNB's earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio in an effort to take advantage of changes in the shape of the yield curve, changes in spread relationships in different sectors and for liquidity purposes as needed. Management will continue to look at strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio. These strategies could result in net losses.

The net gain on the sale of residential mortgage loans was $35,000 and $100,000 for the quarters ended March 31, 2005 and 2004, respectively. Residential mortgage loans to be sold are identified at origination. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Included in the gains on the sale of residential mortgages in these periods were $14,000 and $29,000 related to the recognition of mortgage servicing assets. With the increase in interest rates the volume of mortgage activity has slowed and the gains from sales have declined. Proceeds from the sale of mortgages were $1,905,000 and $3,923,000 for the first quarter of 2005 and 2004, respectively.

Other operating income increased $181,000 to $336,000 during the first quarter of 2005. Included in other operating income during the first quarter of 2005 was $209,000 in gains from the sale of repossessed assets.

Financial service organizations, including QNB, are challenged to demonstrate that they can generate an increased contribution to revenue from non-interest sources. QNB will continue to analyze other opportunities and products that could enhance its fee-based businesses.

NON-INTEREST EXPENSE

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services and various other operating expenses. Total non-interest expense of $3,236,000 for the quarter ended March 31, 2005 represents an increase of $158,000, or 5.1%, from levels reported in the first quarter of 2004.

Salaries and benefits is the largest component of non-interest expense. Salary and benefits expense increased $43,000, or 2.4%, to $1,837,000 for the quarter ended March 31, 2005 compared to the same quarter in 2004. Salary expense increased $33,000, or 2.3%, during the period to $1,467,000 while benefits expense increased $10,000, or 2.8%, to $370,000. Included in salary expense for the three months ended March 31, 2005 and 2004 was an accrual of $40,000 and $100,000, respectively, related to the incentive compensation plan.


                                   Form 10-Q
                                    Page 19

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (CONTINUED)

Excluding the impact of the accrual for the incentive compensation plan, salary expense increased 7.0% for the three-month period. Merit increases and an increase in the number of employees contributed to the increase in salary expense. The number of full time-equivalent employees increased by eight when comparing the first quarter of 2005 and 2004. Contributing to the increase in full time-equivalent employees was the opening of a supermarket branch during the second quarter of 2004.

Net occupancy expense increased $43,000, to $281,000, when comparing the first quarter of 2005 to the first quarter of 2004. Contributing to the increase was higher costs related to building maintenance, utilities, taxes and rent expense. The addition of the new supermarket branch contributed to the increase in real estate taxes and rent expense, while repairs to existing buildings and snow removal contributed to the increase in building maintenance expense.

Furniture and equipment expense increased $39,000, to $282,000, when comparing the two quarters. Increases in depreciation expense and the cost of maintenance contracts were the primary contributors to the increase in furniture and equipment expense.

Marketing expense increased $43,000, to $150,000, for the quarter ended March 31, 2005. Advertising expense increased $10,000 when comparing the two quarters as QNB increased its use of billboards for product advertising. Advertising expense will likely continue to increase as QNB has made a strategic decision to increase its advertising efforts, including television advertising. Sales promotion expense increased $7,000 for the three-month period and donations increased $33,000 for the same period. QNB contributes to not-for-profit organizations, clubs and community events in the local communities it serves.

Third party services are comprised of professional services including legal, accounting and auditing and consulting services as well as fees paid to outside vendors for support services of day-to-day operations. These support services include trust services, retail non-deposit services, correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense was $141,000 for the first quarter of 2005 compared to $155,000 for the first quarter of 2004. The decline in expense is primarily related to the elimination of the costs associated with the discontinuation of a deposit product that offered ancillary benefits to customers.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 2005, QNB's net deferred tax asset was $1,119,000. The primary components of deferred taxes are a deferred tax asset of $715,000 relating to the allowance for loan losses and a deferred tax asset of $560,000 resulting from the SFAS No.115 adjustment for available-for-sale investment securities. As of March 31, 2004, QNB's net deferred tax liability was $1,067,000. A deferred tax asset of $747,000 related to the allowance for loan losses was offset by a deferred tax liability of $1,880,000 resulting from the SFAS No. 115 adjustment for available-for-sale investment securities. The decrease in the market value of the available-for-sale investment portfolio resulting from increasing interest rates is the primary reason for the switch from a deferred tax liability to a deferred tax asset.

Applicable income taxes and effective tax rates were $599,000, or 23.8%, for the three-month period ended March 31, 2005 and $496,000, or 22.4%, for the same period in 2004. The higher effective tax rate in the first quarter of 2005 was a result of a decrease in the proportion of tax-exempt income from investment securities, loans and bank-owned life insurance to pretax income.


                                   Form 10-Q
                                    Page 20

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION ANALYSIS

The balance sheet analysis compares average balance sheet data for the three months ended March 31, 2005 and 2004, as well as the period ended balances as of March 31, 2005 and December 31, 2004.

Average earning assets for the three-month period ended March 31, 2005 increased $41,869,000, or 8.3%, to $546,833,000 from $504,964,000 for the three months ended March 31, 2004. Average loans increased $33,522,000, or 14.3%, while average investments increased $13,843,000, or 5.4%. Average Federal funds sold decreased $5,533,000 when comparing these same periods.

Increasing loan balances have been, and remain a major focus of QNB. Despite the slow growing economy and extremely competitive environment, QNB was successful in increasing total loans, while maintaining excellent asset quality. Total loans have increased 14.8% between March 31, 2005 and March 31, 2004 and .6% since December 31, 2004. The year over year comparison takes out some of the seasonality of commercial line of credit borrowings. A major factor in the growth in total loans is the use of a formal business development and calling program encompassing lending personnel, branch personnel and senior management. This program was strengthened in 2003 by the appointment of a business development officer. The focus of this program is to both develop new lending and deposit relationships as well as to strengthen existing relationships.

Average commercial loans and average home equity loans increased $21,941,000 and $8,735,000, respectively, when comparing the first three months of 2005 to the first three months of 2004, while average residential mortgage loans increased $3,141,000. During this same time frame, average consumer loans decreased $295,000. The 12.2% increase in average commercial loans reflects the success of the business development program mentioned above. Most of the growth in commercial loans is in variable rate loans secured by real estate, either commercial or residential properties. While variable rate, these loans could have a fixed rate for a period of time, such as three or five years, before the rate becomes adjustable.

The 17.3% increase in home equity loans reflects their popularity with consumers, especially those refinancing existing residential mortgage loans, because they have lower origination costs than residential mortgage loans. Most of the growth in home equity loans in the past year has been in the variable rate home equity line of credit. This product's interest rate floats at prime minus .50% and became extremely attractive when prime dropped to 4.0%. QNB anticipates that as prime increases customers will refinance these floating rate loans into fixed rate home equity loans. The increase in residential mortgage loans is primarily the result of the introduction of several hybrid adjustable rate mortgage products. These products have a fixed rate for a five to ten year period of time, and then adjust annually after the fixed period is over. QNB holds these loans in portfolio. On a year over year basis, variable rate residential mortgage loans have increased from $10,533,000 at March 31, 2004 to $16,327,000 at March 31, 2005.

The growth in average earning assets was funded primarily by deposit growth. Total average deposits increased $37,873,000, or 8.8%, to $467,067,000 for the first quarter of 2005 compared to the first quarter of 2004. Most of the growth was in money market accounts, which increased $27,144,000 on average. The increase in money market balances reflects both the growth in the relationship with a school district and the increase in the Treasury Select money market balances as short-term interest rates have risen. The average balance with the school district increased by $16,900,000, when comparing the three-month periods, while Treasury Select average balances have increased by $6,078,000 over the same timeframe.


                                   Form 10-Q
                                    Page 21

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL CONDITION ANALYSIS (CONTINUED)

Also contributing to the growth in average deposits were time deposits, which increased $14,520,000, or 7.7%, when comparing the two quarters. Time deposits with balances under $100,000 increased $10,567,000, to $162,378,000, while time deposits equal to or greater than $100,000 increased $3,953,000, to $41,850,000. Most of the growth occurred in the 36-month category, which QNB promoted heavily in 2004 in an effort to lock in funding costs in anticipation of rising rates. Increasing time deposit balances will be a challenge because of the extreme rate competition for time deposits, particularly with maturities between eight months through two years. Matching or beating competitors' rates could have a negative impact on the net interest margin.

Average non-interest bearing demand accounts increased $3,042,000, or 6.1%, to $52,579,000. The "Free Checking" promotion, as well as the acquisition of new business accounts, was a significant factor in the increase in non-interest bearing deposits.

Average savings accounts increased $2,051,000, or 3.8%. The continued growth in savings deposits can be attributed to consumers looking for the relative safety of bank deposits despite the low interest rate environment. The challenge will be to retain these deposits as interest rates increase and confidence in the equity markets improves.

Average interest-bearing demand deposit accounts declined $8,884,000, or 8.9%, when comparing the two quarters. Average municipal balances declined $11,254,000 when comparing the two periods as one school district reduced their balances earlier in 2005 than they did in 2004. Some of this decline was offset by a 6.9% increase in personal interest bearing demand accounts.

Total assets at March 31, 2005 were $581,126,000, compared with $583,644,000 at December 31, 2004, a decrease of .4%. There were no significant changes in the asset composition during the first three months of the year. On the liability side the composition of the deposits changed slightly as the decline in interest bearing demand balances was offset by increases in money market and time deposit balances.

At March 31, 2005, the fair value of investment securities available-for-sale was $265,917,000, or $2,730,000 below the amortized cost of $268,647,000. This compares to a fair value of $267,561,000, or $1,561,000 above the amortized cost of $266,000,000 at December 31, 2004. An unrealized holding loss, net of taxes, of $2,170,000 was recorded as a decrease to shareholders' equity at March 31, 2005 while an unrealized holding gain of $691,000 was recorded as an increase to shareholders' equity at December 31, 2004. The increase in interest rates since December 31, 2004 along with the flattening of the yield curve has contributed to the decline in the market value of the investment portfolio and the recognition of an unrealized loss.

In light of the minimal number of transactions in the investment portfolio during the first quarter, there were only minor changes to the composition of the portfolio since December 31, 2004.

The available-for-sale portfolio had a weighted average maturity of approximately 4 years and 7 months at March 31, 2005 and 3 years, 7 months at December 31, 2004. The weighted average tax-equivalent yield was 4.63% and 4.59% at March 31, 2005 and December 31, 2004. The weighted average maturity is based on the stated contractual maturity of all securities except for mortgage-backed securities and CMOs, which are based on estimated average life. The maturity of the portfolio may be shorter because of call features in many debt securities and because of prepayments on mortgage-backed securities and CMOs. However, the estimated average life could be longer if rates were to increase and principal payments on mortgage-backed securities and CMOs would slow. The interest rate sensitivity analysis reflects the repricing term of the securities portfolio


                                   Form 10-Q
                                    Page 22

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION ANALYSIS (CONTINUED)

based upon estimated call dates and anticipated cash flows assuming management's most likely interest rate environment. The extension in average life of the portfolio is a function of the increase in interest rates. Some agency bonds that were anticipated to be called will now likely go to maturity. The repricing term of the agency portfolio increased from 1 year, 1 month at December 31, 2004 to 3 years, 4 months at March 31, 2005. In addition, the prepayments on mortgage-backed securities and CMOs are anticipated to slow because of the increase in rates.

Investment securities held-to-maturity are reported at amortized cost. The held-to-maturity portfolio is comprised solely of tax-exempt municipal securities. As of March 31, 2005 and December 31, 2004, QNB had securities classified as held-to-maturity with an amortized cost of $6,202,000 and $6,203,000 and a market value of $6,375,000 and $6,432,000, respectively. The held-to-maturity portfolio had a weighted average maturity of approximately 4 years, 2 months at March 31, 2005 and 4 years, 5 months at December 31, 2004. The weighted average tax-equivalent yield was 6.79% at both March 31, 2005 and December 31, 2004.

LIQUIDITY

Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. QNB manages its mix of cash, Federal funds sold, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities, net interest income and fee income. The portfolio of investment securities available-for-sale and QNB's policy of selling certain residential mortgage originations in the secondary market also provide sources of liquidity. Additional sources of liquidity are provided by the Bank's membership in the Federal Home Loan Bank of Pittsburgh (FHLB) and a $10,000,000 unsecured Federal funds line granted by a correspondent bank. The Bank has a maximum borrowing capacity with the FHLB of approximately $221,974,000. At March 31, 2005, QNB's outstanding borrowings under the FHLB credit facilities totaled $55,000,000.

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale totaled $284,508,000 and $290,058,000 at March 31, 2005 and December 31, 2004, respectively. These sources should be adequate to meet normal fluctuations in loan demand and or deposit withdrawals. For the most part, QNB has been able to fund the growth in earning assets through increased deposits. During the first quarter of 2005, QNB used its Federal funds line to help fund timing differences between the withdrawal of funds by municipalities and the receipt of the proceeds from the securities matched against these deposits. Average Federal funds purchased were $425,000 for the first quarter of 2005. This compares to $95,000 for the same period in 2004. At March 31, 2005, QNB had a Federal funds purchased of $810,000.

Approximately $75,741,000 and $103,305,000 of available-for-sale securities at March 31, 2005 and December 31, 2004, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. In addition, under terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and Agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. The decrease in pledged amounts relates to the seasonal nature of the municipal deposits. These deposits were used to purchase available-for-sale securities that were used to pledge against the deposits of the municipalities. The securities were purchased with cash flow characteristics that would closely match the anticipated run-off of the municipal deposits. As these deposits are withdrawn the pledging is released. This


                                   Form 10-Q
                                    Page 23

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY (CONTINUED)

pledged balance should continue to decline during the second quarter of 2005 as the municipal deposits reach their low balances.

QNB's near-term liquidity concern is the ability to meet the expected withdrawal of $20,000,000 by a school district during the second quarter of 2005. These funds are matched with callable agency securities with call dates that closely match the anticipated withdrawal dates. As of April 30, 2005, $5,000,000 was called and $5,000,000 was sold at a small loss. This $10,000,000 is available to fund the anticipated withdrawal in the middle of May. Currently, because of the increase in interest rates, the remaining $10,000,000 in investment securities matched with the remaining deposits would not be called. If this situation would exist when the funds were withdrawn, QNB could use its Federal funds sold balance if available, use its credit facilities, sell these callable securities at a loss, sell other investment securities or fund with additional deposits. A longer-term liquidity concern is that the equity markets strengthen and the Bank suffers disintermediation back to the equity market.

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB's shareholders' equity at March 31, 2005 was $44,266,000, or 7.62% of total assets, compared to shareholders' equity of $45,775,000, or 7.84%, at December 31, 2004. Shareholders' equity at March 31, 2005 includes a negative adjustment of $2,170,000 related to unrealized holding losses, net of taxes, on investment securities available-for-sale, while shareholders' equity at December 31, 2004 includes a positive adjustment of $691,000. Without these adjustments shareholders' equity to total assets would have been 7.99% and 7.72% at March 31, 2005 and December 31, 2004, respectively. The increase in the ratio is a result of the rate of capital retention exceeding the rate of asset growth. Total assets decreased .43% between December 31, 2004 and March 31, 2005, while shareholders' equity, excluding the net unrealized holding gains and losses, increased 3.0%.

Shareholders' equity averaged $45,664,000 for the first three months of 2005 and $42,975,000 during all of 2004, an increase of 6.3%. The ratio of average total equity to average total assets increased to 7.85% for the first quarter of 2005, compared to 7.64% for all of 2004. The increase in the equity to asset ratio is a function of the growth in average equity outpacing the growth in total average assets.

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

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for the total risk-based capital and 4.00% for leverage. Under the requirements, QNB had a Tier I capital ratio of 12.90% and 12.25%, a total risk-based ratio of 13.65% and 12.98% and a leverage ratio of 7.76% and 7.44% at March 31, 2005 and December 31, 2004, respectively. The increase in both the Tier I capital ratio and total risk-based ratio reflects the increase in capital from retained earnings during the first quarter of 2005 and a reduction in risk-weighted assets between December 31, 2004 and March 31, 2005. Contributing to the decline in risk-weighted assets was the reclassification of some


                                   Form 10-Q
                                    Page 24

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

CAPITAL ADEQUACY (CONTINUED)

tax-exempt loans to states and political subdivisions from the 100% category to either the 50% or 20% category based on the source of repayment.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At March 31, 2005 and December 31, 2004, QNB met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a Tier I leverage ratio of 5.00%.

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

Interest rate sensitivity analysis also involves assumptions about certain categories of assets and deposits. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities, CMOs and amortizing loans are scheduled based on their anticipated cash flow. Savings accounts, including passbook, statement savings, money market, and interest-bearing demand accounts, do not have a stated maturity or repricing term and can be withdrawn or repriced at any time. This may impact QNB's margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. QNB also has another money market account which reprices monthly based on a percentage of the average of the 91-day Treasury bill.

A positive gap results when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities. A negative gap results when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets.

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At March 31, 2005, interest-earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $178,590,000. Interest-sensitive liabilities scheduled to mature or reprice within one year were $242,924,000. The one-year cumulative gap, which reflects QNB's interest sensitivity over a period of time, was a negative $64,334,000 at March 31, 2005. The cumulative one-year gap equals -11.54% of total rate sensitive assets. This compares to a negative gap position of $12,285,000, or -2.21% of total rate sensitive assets, at December 31, 2004. The increase in the negative gap position in the one-year time frame reflects the extension of the investment and loan portfolio since December 31, 2004. Higher interest rates since December 31, 2004 have resulted in some of the callable agency bonds that were likely to be called within one year at December 31,


                                   Form 10-Q
                                    Page 25

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


INTEREST RATE SENSITIVITY (CONTINUED)

2004 now being reflected as going to maturity. In addition, the increase in interest rates has resulted in the anticipated slowdown in prepayments on mortgage-backed securities, CMO's and loans. Also impacting loans was the origination of more loans with fixed rates in the three to seven year horizons. Customers were seeking to take advantage of the flat yield curve and the concern over rising short-term interest rates by selecting fixed rate loans and variable rate loans (loans with a fixed rate for a period of time that adjust for another period of time) over floating rate loans. This was particularly true with regard to home equity loans and residential mortgage loans.

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management's assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on what management believes at that time to be the most likely interest rate environment. Management also evaluates the impact of higher and lower interest rates by simulating the impact on net interest income of changing rates. While management performs rate shocks of 100, 200 and 300 basis points, it believes, that given the level of interest rates at March 31, 2005, that it is unlikely that interest rates would decline by 200 or 300 basis points.

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

In the event QNB should experience a mismatch in its desired gap ranges or an excessive decline in its net interest income subsequent to an immediate and sustained change in interest rates, it has a number of options that it could utilize to remedy such a mismatch. QNB could restructure its investment portfolio through the sale or purchase of securities with more favorable repricing attributes. It could also emphasize loan products with appropriate maturities or repricing attributes, or it could attempt to attract deposits or obtain borrowings with desired maturities.

The nature of QNB's current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At March 31, 2005, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.


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


---------------------------------------------------------------------------------------------
Change in Interest Rates       Net Interest Income        Dollar Change        Percent Change
---------------------------------------------------------------------------------------------
+300 Basis Points                $15,099                    $(1,334)               (8.12)%
+200 Basis Points                 15,616                       (816)               (4.97)
+100 Basis Points                 16,070                       (363)               (2.21)
FLAT RATE                         16,433                         --                   --
-100 Basis Points                 16,132                       (301)               (1.83)


The decline in net interest income in a rising rate environment reflects the fixed rate nature of the investment and loan portfolio and the increased expense associated with higher cost funding sources. The decline in net interest income in a falling rate environment reflects the interest rate floors on interest bearing transaction accounts, regular money market accounts and savings accounts. Interest rates on these products do not have the ability to decline 100 basis points. Management may attempt to reduce the size of the negative gap position and the impact of rising interest rates by increasing the amount of cash flow from the investment portfolio through some restructuring of the investment portfolio and by promoting longer-term time deposits.



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


                                   Form 10-Q
                                    Page 28

                            QNB CORP. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                                 MARCH 31, 2005


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




                                    Form 10-Q
                                     Page 29

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             QNB Corp.




Date:       May 6, 2005                      By: /s/ Thomas J. Bisko
     ------------------------------          ---------------------------
                                             Thomas J. Bisko
                                             President/CEO


Date:       May 6, 2005                      By: /s/ Robert C. Werner
     ------------------------------          ---------------------------
                                             Robert C. Werner
                                             Vice President


Date:       May 6, 2005                      By: /s/ Bret H. Krevolin
     ------------------------------          ---------------------------
                                             Bret H. Krevolin
                                             Chief Financial Officer


                                    Form 10-Q
                                     Page 30