Form 10-Q
period 2005-06-30
QNB CORP
filed 2005-08-09
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                _______________

                                    FORM 10-Q

(Mark One)
  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 2005
                              --------------------------------------------------

                                       OR
  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    ---------------------



                         Commission file number 0-17706
                    -----------------------------------------


                                    QNB Corp.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


 Pennsylvania                                                        23-2318082
-------------------------------------------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


15 North Third Street, Quakertown, PA                                18951-9005
-------------------------------------                                ----------
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's Telephone Number, Including Area Code       (215)538-5600
                                                   ----------------------------


                                 Not Applicable
-------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

     Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for the past 90 days.  Yes X      No
                                        ----      -----

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes X      No
                                               ----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                    Outstanding at August 5, 2005
Common Stock, par value $.625                               3,102,635

                            QNB CORP. AND SUBSIDIARY

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2005


                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                     PAGE

          Consolidated Statements of Income for Three and Six
               Months Ended June 30, 2005 and 2004...........................  1

          Consolidated Balance Sheets at June 30, 2005
               and December 31, 2004.........................................  2

          Consolidated Statements of Cash Flows for Six
               Months Ended June 30, 2005 and 2004...........................  3

          Notes to Consolidated Financial Statements.........................  4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION ........................... 10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                MARKET RISK ................................................. 34

ITEM 4.  CONTROLS AND PROCEDURES............................................. 34

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS .................................................. 35

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ........ 35

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .................................... 35

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS.............. 35

ITEM 5.  OTHER INFORMATION .................................................. 36

ITEM 6.  EXHIBITS .................... ...................................... 36

SIGNATURES

CERTIFICATIONS

QNB CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
                                                                                              (in thousands, except share data)
                                                                                                        (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           THREE MONTHS              SIX MONTHS
                                                                                          ENDED JUNE 30,            ENDED JUNE 30,
                                                                                         2005         2004         2005         2004
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                                            $ 4,072      $ 3,409     $  7,963      $ 6,758
Interest and dividends on investment securities:
         Taxable                                                                        2,216        2,186        4,472        4,387
         Tax-exempt                                                                       567          546        1,131        1,095
Interest on Federal funds sold                                                             68           12           86           33
Interest on interest-bearing balances and other interest income                            33           19           63           35
------------------------------------------------------------------------------------------------------------------------------------
              Total interest income                                                     6,956        6,172       13,715       12,308
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits
         Interest-bearing demand accounts                                                 233          120          430          270
         Money market accounts                                                            236           57          488          118
         Savings                                                                           55           54          109          106
         Time                                                                           1,205        1,006       2,327         2,002
         Time over $100,000                                                               316          236          596          448
Interest on short-term borrowings                                                          57           28           99           50
Interest on Federal Home Loan Bank advances                                               743          718        1,470        1,435
------------------------------------------------------------------------------------------------------------------------------------
              Total interest expense                                                    2,845        2,219        5,519        4,429
------------------------------------------------------------------------------------------------------------------------------------
              Net interest income                                                       4,111        3,953        8,196        7,879
Provision for loan losses                                                                   -            -            -            -
------------------------------------------------------------------------------------------------------------------------------------
              Net interest income after provision for loan losses                       4,111        3,953        8,196        7,879
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Fees for services to customers                                                            452          526          891          972
ATM and debit card income                                                                 171          152          330          280
Income on bank-owned life insurance                                                        64           70          127          138
Mortgage servicing income                                                                  12           69           36           63
Net (loss) gain on investment securities available-for-sale                            (1,189)         217         (576)         696
Net gain (loss) on sale of loans                                                           60           (2)          95           98
Other operating income                                                                    258          141          594          296
------------------------------------------------------------------------------------------------------------------------------------
              Total non-interest income                                                  (172)       1,173        1,497        2,543
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and employee benefits                                                          1,863        1,712        3,700        3,506
Net occupancy expense                                                                     272          251          553          489
Furniture and equipment expense                                                           291          274          573          517
Marketing expense                                                                         156          148          306          255
Third party services                                                                      168          175          309          330
Telephone, postage and supplies expense                                                   113          140          236          256
State taxes                                                                               114          119          217          231
Other expense                                                                             339          362          658          675
------------------------------------------------------------------------------------------------------------------------------------
              Total non-interest expense                                                3,316        3,181        6,552        6,259
------------------------------------------------------------------------------------------------------------------------------------
         Income before income taxes                                                       623        1,945        3,141        4,163
Provision for income taxes                                                                140          426          739          922
------------------------------------------------------------------------------------------------------------------------------------
         NET INCOME                                                                   $   483      $ 1,519     $  2,402      $ 3,241
------------------------------------------------------------------------------------------------------------------------------------
         NET INCOME PER SHARE - BASIC                                                 $   .16      $   .49     $    .77      $  1.05
------------------------------------------------------------------------------------------------------------------------------------
         NET INCOME PER SHARE - DILUTED                                               $   .15      $   .48     $    .76      $  1.02
------------------------------------------------------------------------------------------------------------------------------------
         CASH DIVIDENDS PER SHARE                                                     $  .195      $  .185     $    .39      $   .37
------------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

QNB CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
                                                                                                              (in thousands)
                                                                                                                (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           JUNE 30,     DECEMBER 31,
                                                                                                             2005          2004
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                                   $  20,117       $  19,026
Federal funds sold                                                                                            2,442           3,159
------------------------------------------------------------------------------------------------------------------------------------
         Total cash and cash equivalents                                                                     22,559          22,185
------------------------------------------------------------------------------------------------------------------------------------
Investment securities
     Available-for-sale (cost $250,775 and $266,000)                                                        252,050         267,561
     Held-to-maturity (market value $6,127 and $6,432)                                                        5,900           6,203
     Non-marketable equity securities                                                                         3,455           3,947
Loans held-for-sale                                                                                             433             312
Total loans, net of unearned income                                                                         273,002         268,048
         Allowance for loan losses                                                                           (2,585)         (2,612)
------------------------------------------------------------------------------------------------------------------------------------
         Net loans                                                                                          270,417         265,436
Bank-owned life insurance                                                                                     7,926           7,906
Premises and equipment, net                                                                                   5,371           5,640
Accrued interest receivable                                                                                   2,509           2,531
Other assets                                                                                                  3,924           1,923
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                              $ 574,544       $ 583,644
------------------------------------------------------------------------------------------------------------------------------------


LIABILITIES
Deposits
     Demand, non-interest-bearing                                                                         $  57,878       $  52,603
     Interest-bearing demand accounts                                                                        88,591          95,120
     Money market accounts                                                                                   44,531          60,434
     Savings                                                                                                 53,846          55,511
     Time                                                                                                   166,980         160,845
     Time over $100,000                                                                                      46,127          41,975
------------------------------------------------------------------------------------------------------------------------------------
         Total deposits                                                                                     457,953         466,488
Short-term borrowings                                                                                        12,313          13,374
Federal Home Loan Bank advances                                                                              55,000          55,000
Accrued interest payable                                                                                      1,341           1,179
Other liabilities                                                                                               852           1,828
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                           527,459         537,869
------------------------------------------------------------------------------------------------------------------------------------


SHAREHOLDERS' EQUITY
Common stock, par value $.625 per share;
     authorized 10,000,000 shares; 3,209,301 and 3,204,764 shares issued;
     3,102,615 and 3,098,078 shares outstanding                                                               2,006           2,003
Surplus                                                                                                       9,078           9,005
Retained earnings                                                                                            36,762          35,570
Accumulated other comprehensive gain, net                                                                       733             691
Treasury stock, at cost; 106,686 shares                                                                      (1,494)         (1,494)
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                                   47,085          45,775
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                                $ 574,544       $ 583,644
------------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

QNB CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                                    (in thousands)
                                                                                                                      (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
     SIX MONTHS ENDED JUNE 30,                                                                                     2005        2004
------------------------------------------------------------------------------------------------------------------------------------
     OPERATING ACTIVITIES
       Net income                                                                                              $  2,402     $ 3,241
       Adjustments to reconcile net income to net cash provided by operating activities
         Depreciation and amortization                                                                              437         397
         Securities gains                                                                                          (677)       (696)
         Impairment write-down of securities                                                                      1,253           -
         Net gain on sale of repossessed assets                                                                    (209)          -
         Proceeds from sale of repossessed assets                                                                   209           -
         Net gain on sale of loans                                                                                  (95)       (98)
         Loss on disposal of premises and equipment                                                                   1           -
         Proceeds from sales of residential mortgages                                                             5,233       6,278
         Originations of residential mortgages held-for-sale                                                     (5,346)     (4,990)
         Income on bank-owned life insurance                                                                       (127)       (138)
         Life insurance proceeds/premiums, net                                                                      107          (5)
         Deferred income tax provision                                                                             (213)        227
         Net (decrease) increase in income taxes payable                                                           (308)        123
         Net decrease in accrued interest receivable                                                                 22         437
         Net amortization of premiums and discounts                                                                 477         513
         Net increase (decrease) in accrued interest payable                                                        162        (139)
         Increase in other assets                                                                                (1,612)       (310)
         Decrease in other liabilities                                                                             (562)       (231)
------------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                                                1,154       4,609
------------------------------------------------------------------------------------------------------------------------------------
     INVESTING ACTIVITIES
       Proceeds from maturities and calls of investment securities
         available-for-sale                                                                                      17,505      36,958
         held-to-maturity                                                                                           300       4,897
       Proceeds from sales of investment securities
         available-for-sale                                                                                      36,793      42,820
       Purchase of investment securities
         available-for-sale                                                                                     (40,038)    (72,901)
       Net change in non-marketable equity securities                                                               492         (70)
       Net increase in loans                                                                                     (4,933)    (28,021)
       Net purchases of premises and equipment                                                                     (169)       (578)
------------------------------------------------------------------------------------------------------------------------------------
         Net cash provided (used) by investing activities                                                         9,950     (16,895)
------------------------------------------------------------------------------------------------------------------------------------
     FINANCING ACTIVITIES
       Net increase in non-interest-bearing deposits                                                              5,275       8,030
       Net decrease in interest-bearing non-maturity deposits                                                   (24,097)    (11,722)
       Net increase in time deposits                                                                             10,287       8,622
       Net (decrease) increase in short-term borrowings                                                          (1,061)      4,627
       Cash dividends paid                                                                                       (1,210)     (1,145)
       Proceeds from issuance of common stock                                                                        76          40
------------------------------------------------------------------------------------------------------------------------------------
         Net cash (used) provided by financing activites                                                        (10,730)      8,452
------------------------------------------------------------------------------------------------------------------------------------
         Increase (decrease) in cash and cash equivalents                                                           374      (3,834)
         Cash and cash equivalents at beginning of year                                                          22,185      26,066
------------------------------------------------------------------------------------------------------------------------------------
         Cash and cash equivalents at end of period                                                            $ 22,559     $22,232
------------------------------------------------------------------------------------------------------------------------------------
     SUPPLEMENTAL CASH FLOW DISCLOSURES
       Interest paid                                                                                           $  5,357     $ 4,568
       Income taxes paid                                                                                          1,245         560
       Non-Cash Transactions
         Change in net unrealized holding (losses) gains, net of taxes, on investment
           securities available-for-sale                                                                             42      (3,798)
         Transfer of loans to repossessed assets                                                                      4           -

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2005 AND 2004, AND DECEMBER 31, 2004
                                   (UNAUDITED)


1. REPORTING AND ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of QNB Corp. (QNB) and its wholly-owned subsidiary, The Quakertown National Bank (the Bank). All significant intercompany accounts and transactions are eliminated in the consolidated statements.

The consolidated balance sheet as of June 30, 2005, as well as the statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, and the statements of cash flows for the six-month periods ended June 30, 2005 and 2004, is unaudited. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2004 Annual Report incorporated in the Form 10-K.

The unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Certain items in the 2004 consolidated financial statements have been reclassified to conform to the 2005 financial statement presentation format. These reclassifications had no effect on net income. The results for the periods presented are not necessarily indicative of the full year. Tabular information other than share data is presented in thousands of dollars.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

STOCK BASED COMPENSATION

At June 30, 2005, QNB has stock-based employee compensation plans that are accounted for under the recognition and measurement principles of Accounting Principles Bulletin (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The "fair value" approach under Financial Accounting Standards Board (FASB) Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, takes into account the time value of the option and will generally result in compensation expense being recorded. Each year since the inception of Statement No. 123, QNB has disclosed, in the notes to the consolidated financial statements contained in its annual report to shareholders, what the earnings impact would have been had QNB elected the "fair value" approach under Statement No. 123. Such disclosure is now required on a quarterly basis in accordance with Statement No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF FASB STATEMENT NO. 123.

                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2005 AND 2004, AND DECEMBER 31, 2004
                                   (UNAUDITED)


The following table illustrates the effect of net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation.

                                               For the Three Months         For the Six Months
                                                  Ended June 30,              Ended June 30,
                                                2005          2004         2005           2004
                                                ----          ----         ----           ----
Net income, as reported                         $483       $1,519       $2,402          $3,241
Deduct:     Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net related tax effects                         25           26           51              44

Pro forma net income                            $458       $1,493       $2,351          $3,197

Earnings per share
   Basic - as reported                          $.16         $.49         $.77           $1.05
   Basic - pro forma                            $.15         $.48         $.76           $1.03
   Diluted - as reported                        $.15         $.48         $.76           $1.02
   Diluted - pro forma                          $.14         $.47         $.74           $1.01

2. PER SHARE DATA

The following sets forth the computation of basic and diluted earnings per share (share and per share data are not in thousands):

                                                         For the Three Months        For the Six Months Ended
                                                            Ended June 30,                   June 30,
                                                           2005           2004           2005            2004
                                                           ----           ----           ----            ----
Numerator for basic and diluted earnings
per share-net income                                       $483         $1,519         $2,402          $3,241

Denominator for basic earnings per share-
weighted average shares outstanding                   3,101,194      3,095,927      3,100,624       3,095,653

Effect of dilutive securities-employee
stock options                                            75,836         82,305         76,571          83,531

Denominator for diluted earnings per
share- adjusted weighted average
shares outstanding                                    3,177,030      3,178,232      3,177,195       3,179,184

Earnings per share-basic                                   $.16           $.49           $.77           $1.05
Earnings per share-diluted                                 $.15           $.48           $.76           $1.02

                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2005 AND 2004, AND DECEMBER 31, 2004
                                   (UNAUDITED)


2. PER SHARE DATA (Continued):

There were 40,000 stock options that were anti-dilutive for the three and six-month periods ended June 30, 2005. There were 20,000 stock options that were anti-dilutive for the three-month period June 30, 2004. These stock options were not included in the above calculation. There were no stock options that were anti-dilutive for the six-month period ended June 30, 2004.


3. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business entity during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the periods ended June 30, 2005 and 2004 (net of the income tax effect):

                                                            For the Three Months         For the Six Months
                                                               Ended June 30,              Ended June 30,
                                                            2005           2004         2005           2004
                                                            ----           ----         ----           ----
Unrealized  holding gains (losses) arising during
the period on securities held                             $1,928        $(4,964)       $(528)        $(3,339)

Reclassification adjustment for losses (gains)
included in net income                                       975           (143)         570            (459)
                                                         -------         -------       -----           -----

Net change in unrealized gains (losses) during
the period                                                 2,903         (5,107)          42          (3,798)

Unrealized holding (losses) gains, beginning of
period                                                    (2,170          3,650          691           2,341
                                                         -------        -------       ------         -------

Unrealized holding gains (losses), end of period            $733        $(1,457)        $733         $(1,457)
                                                            ====        ========      ======         =======

Net income                                                  $483         $1,519       $2,402          $3,241
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during
the period                                                 2,903         (5,107)          42          (3,798)
                                                           -----        -------       ------         -------
Comprehensive income (loss)                               $3,386        $(3,588)      $2,444          $ (557)
                                                          ======        ========      ======         =======

                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2005 AND 2004, AND DECEMBER 31, 2004
                                   (UNAUDITED)

4. LOANS

The following table presents loans by category as of June 30, 2005 and December 31, 2004:

                                                  June 30,             December 31,
                                                    2005                  2004
                                                 ---------             ------------

Commercial and industrial                          $59,929               $57,364
Agricultural                                             6                     8
Construction                                         8,734                 7,027
Real estate-commercial                              94,447                98,397
Real estate-residential                            104,407                99,893
Consumer                                             5,468                 5,376
                                                  --------              --------
Total loans                                        272,991               268,065
Less unearned costs (income)                            11                   (17)
                                                  --------              --------
Total loans net of unearned income                $273,002              $268,048
                                                  ========              ========

5. INTANGIBLE ASSETS

As a result of a purchase of deposits in 1997, QNB recorded a deposit premium of $511,000. This premium is being amortized, for book purposes, over ten years and is reviewed annually for impairment. The net carrying amount was $119,000 and $145,000 at June 30, 2005 and December 31, 2004, respectively. Amortization expense for core deposit intangibles was $13,000 for both three-month periods ended June 30, 2005 and 2004 and $26,000 for both six-month periods ended June 30, 2005 and 2004.

The following table reflects the components of mortgage servicing rights as of the periods indicated:

                                               June 30,             December 31,
                                                 2005                   2004
                                             -----------           -------------
Mortgage servicing rights beginning balance        $552                   $582
Mortgage servicing rights capitalized                39                     66
Mortgage servicing rights amortized                 (59)                  (122)
Fair market value adjustments                        (1)                    26
                                                -------                --------
Mortgage servicing rights ending balance        $   531                $   552
                                                =======                ========
Mortgage loans serviced for others              $77,610                $78,904
Amortization expense of intangibles                  85                    173

                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2005 AND 2004, AND DECEMBER 31, 2004
                                   (UNAUDITED)


5. INTANGIBLE ASSETS (Continued):

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

ESTIMATED AMORTIZATION EXPENSE

For the Year Ended 12/31/05                $165
For the Year Ended 12/31/06                 151
For the Year Ended 12/31/07                 126
For the Year Ended 12/31/08                  68
For the Year Ended 12/31/09                  55

6. RELATED PARTY TRANSACTIONS

As of June 30, 2005, amounts due from directors, principal officers, and their related interests totaled $3,594,000. All of these transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Also, they did not involve a more than normal risk of collectibility or present any other unfavorable features.

7. RECENT ACCOUNTING PRONOUNCEMENTS

STOCK-BASED COMPENSATION AND SHARE-BASED PAYMENT

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

In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), SHARE-BASED PAYMENT, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of FAS No. 123R, and the disclosures in Management's Discussion and Analysis subsequent to the adoption. QNB will provide SAB No. 107 required disclosures upon adoption of FAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on QNB's financial condition, results of operations, and cash flows.

                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2005 AND 2004, AND DECEMBER 31, 2004
                                   (UNAUDITED)


7. RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

ACCOUNTING CHANGES AND ERRORS CORRECTIONS

In June 2005, the FASB issued FAS No. 154, ACCOUNTING CHANGES AND ERRORS CORRECTIONS, A REPLACEMENT OF APB OPINION NO. 20 AND FAS NO. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods.

                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

QNB Corp. (the Corporation) is a bank holding company headquartered in Quakertown, Pennsylvania. The Corporation, through its wholly-owned subsidiary, The Quakertown National Bank (the Bank), has been serving the residents and businesses of Upper Bucks, Northern Montgomery and Southern Lehigh Counties in Pennsylvania since 1877. The Bank is a locally managed community bank that provides a full range of commercial, retail banking and trust and investment management services. The consolidated entity is referred to herein as "QNB".

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and its subsidiary and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:

     o    Operating, legal and regulatory risks
     o Economic, political and competitive forces affecting the Corporation's line of business
     o The risk that the analysis of these risks and forces could be incorrect, and/or that the strategies developed to address them could be unsuccessful
     o    Volatility in interest rates
     o    Increased credit risk

QNB cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time, and QNB assumes no duty to update forward-looking statements. Management cautions readers not to place undue reliance on any forward-looking statements. These statements speak only as of the date made, and they advise readers that various factors, including those described above, could affect QNB's financial performance and could cause actual results or circumstances for future periods to differ materially from those anticipated or projected. Except as required by law, we do not undertake, and specifically disclaim any obligation, to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

INCOME TAXES.

QNB accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. During the second quarter of 2005, QNB established a valuation allowance of $190,000 to offset a portion of the tax benefits associated with certain impaired securities that management believes may not be realizable. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, go beyond QNB's control, it is at least reasonably possible that management's judgment about the need for a valuation allowance for deferred taxes could change in the near term.

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

OVERVIEW

QNB reported net income for the second quarter of 2005 of $483,000, or $.15 per common share on a diluted basis. The second quarter 2005 results compare to $1,519,000, or $.48 per share diluted, for the same period in 2004. Net income for the first six months of 2005 was $2,402,000, or $.76 per diluted share, a decrease from the $3,241,000, or $1.02 per diluted share, for the comparable period in 2004.

The results for the 2005 quarter and six-month periods were significantly impacted by a $1,253,000 unrealized loss as an other-than-temporary impairment related to certain Fannie Mae (FNMA) and Freddie Mac (FHLMC) preferred stock issues recorded in accordance with U.S. generally accepted accounting principles
(GAAP). On an after-tax basis, the non-cash, non-operating impairment charge was approximately $1,017,000, or $.32 per diluted share. These investment grade securities are held as part of the available for sale portfolio; therefore, the unrealized losses have already been recorded as a reduction in other comprehensive income and no additional charge to capital is required. The after-tax impact of the write-down was greater than 66 percent of the gross write-down because QNB established a $190,000 valuation allowance to offset a portion of the tax benefits associated with the write-down of these securities that may not be realizable. Excluding the non-cash securities write-down, second quarter earnings were $1,500,000, or $.47 per share diluted, and net income for the six-month period was $3,419,000, or $1.08 per share on a diluted basis.


                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW (CONTINUED)

Two important measures of profitability in the banking industry are an institution's return on average assets and return on average shareholders' equity. Return on average assets was .33% and 1.12%, while the return on average equity was 4.15% and 14.39% for the three months ended June 30, 2005 and 2004, respectively. For the six-month periods ended June 30, 2005 and 2004, return on average assets was .83% and 1.20%, and the return on average equity was 10.49% and 15.50%, respectively. Excluding the impact of the impairment charge, the return on average assets for the three and six month periods ended June 30, 2005 was 1.03% and 1.18%, respectively, and the return on average equity was 12.89% and 14.93%, respectively.

In addition to the impairment charge, the results for the second quarter of 2005 compared with the same period in 2004 included the following significant components:

     Net interest income increased $158,000, or 4.0%, to $4,111,000.

     o Contributing to the increase in net interest income was a 7.1% increase in average earning assets. The average balance of loans increased by 11.9%, while average deposits increased 7.9%.
     o The net interest margin declined 11 basis points, to 3.28%, for the second quarter of 2005. The decline in the margin was a result of funding costs, particularly money market and time deposit rates, increasing to a greater degree than rates on earning assets.
     o The Federal Reserve Bank Board continued to raise interest rates, with two additional 25 basis point increases during the second quarter of 2005. The Federal funds rate has increased from 1.00% at the end of June 2004 to 3.25% at June 30, 2005. The yield curve flattened further during the second quarter as mid and longer term interest rates declined as short-term rates were increasing.
     o Asset quality continued to improve as non-performing assets declined from $469,000 at June 30, 2004 to $5,000 at June 30, 2005. QNB had no
          non-accrual loans at June 30, 2005. As a result of the continued low level of non-performing assets, no provision for loan losses was recorded during the first half of 2005.

     Non-interest income, excluding the impairment charge of $1,253,000, decreased $92,000, or 7.8%, to $1,081,000.

     o Gains on the sales of investment securities declined by $153,000, while gains on the sale of residential mortgages increased by $62,000.
     o Fees for services to customers declined by $74,000 to $452,000 for the second quarter of 2005.
     o Other operating income includes $61,000 of income related to proceeds from bank-owned life insurance and $45,000 resulting from a refund of prior years' sales taxes paid.

     Non-interest expense increased $135,000, or 4.2%, to $3,316,000.

     o Salary and benefit expense increased by $151,000, or 8.8%, primarily related to an increase in staffing levels, merit and promotional increases and higher retirement plan costs.


These items as well as others will be explained more thoroughly in the next sections.



                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Average Balances, Rate, and Interest Income and Expense Summary
(Tax-Equivalent Basis)


                                                                         Three Months Ended
                                                        June 30, 2005                                  June 30, 2004
                                                   Average         Average                      Average        Average
                                                   Balance          Rate        Interest        Balance         Rate      Interest
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Federal Funds Sold                               $  9,213           2.98%        $   68        $   4,923        0.98%     $    12
-----------------------------------------------------------------------------------------------------------------------------------
Investment securities:
   U.S. Treasury                                    6,114           2.04%            31            6,754        1.89%          32
   U.S. Government agencies                        38,273           3.77%           361           24,581        3.83%         235
   State and municipal                             52,851           6.50%           859           50,678        6.53%         827
   Mortgage-backed and CMOs                       134,782           4.19%         1,413          147,373        4.20%       1,548
   Other                                           30,146           5.79%           436           29,557        5.27%         390
-----------------------------------------------------------------------------------------------------------------------------------
     Total investment securities                  262,166           4.73%         3,100          258,943        4.68%       3,032
-----------------------------------------------------------------------------------------------------------------------------------
Loans:
  Commercial real estate                          122,520           6.19%         1,892          109,386        5.88%       1,601
  Residential real estate                          25,534           5.85%           373           19,926        6.13%         305
  Home equity loans                                59,938           5.87%           878           53,828        5.67%         758
  Commercial and industrial                        46,223           6.09%           702           41,784        4.81%         500
  Consumer loans                                    5,293           8.74%           115            5,675        9.66%         136
  Tax-exempt loans                                 12,846           5.28%           169           12,827        5.21%         166
-----------------------------------------------------------------------------------------------------------------------------------
     Total loans, net of unearned income*         272,354           6.08%         4,129          243,426        5.73%       3,466
-----------------------------------------------------------------------------------------------------------------------------------
Other earning assets                                4,514           2.91%            33            4,813        1.55%          19
-----------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                         548,247           5.36%         7,330          512,105        5.13%       6,529
-----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                            19,388                                         19,697
Allowance for loan losses                          (2,597)                                        (2,918)
Other assets                                       19,000                                         18,145
-----------------------------------------------------------------------------------------------------------------------------------
     Total assets                               $ 584,038           5.03%                     $  547,029        4.80%
-----------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
-----------------------------------------------------------------------------------------------------------------------------------
Interest-bearing deposits:
Interest-bearing demand accounts                $  91,585           1.02%       $   233       $   93,103        0.52%     $   120
Money market accounts                              56,839           1.67%           236           37,138        0.62%          57
Savings                                            55,475           0.39%            55           55,245        0.39%          54
Time                                              164,801           2.93%         1,205          155,401        2.60%       1,006
Time over $100,000                                 43,332           2.93%           316           40,188        2.36%         236
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits              412,032           1.99%         2,045          381,075        1.56%       1,473
-----------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                              11,580           1.96%            57           12,545        0.90%          28
Federal Home Loan Bank advances                    55,000           5.42%           743           55,000        5.25%         718
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities           478,612           2.38%         2,845          448,620        1.99%       2,219
-----------------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing deposits                      56,118                                         52,944
Other liabilities                                   2,647                                          3,003
Shareholders' equity                               46,661                                         42,462
-----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
       shareholders' equity                     $ 584,038           1.95%                      $ 547,029        1.63%
-----------------------------------------------------------------------------------------------------------------------------------
Net interest rate spread                                            2.98%                                       3.14%
-----------------------------------------------------------------------------------------------------------------------------------
Margin/net interest income                                          3.28%         4,485                         3.39%       4,310
-----------------------------------------------------------------------------------------------------------------------------------

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34%.
Non-accrual loans are included in earning assets.
* Includes loans held-for-sale


                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)


                                                                               Six Months Ended
                                                         June 30, 2005                                       June 30, 2004
                                                      Average      Average                        Average        Average
                                                      Balance        Rate        Interest         Balance          Rate    Interest
------------------------------------------------------------------------------------------------------------------------------------
Assets
------------------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                                 $    6,075        2.85%       $     86       $    6,679         0.98%   $     33
------------------------------------------------------------------------------------------------------------------------------------
Investment securities:
   U.S. Treasury                                        6,132        2.05%             62            6,762         1.94%         65
   U.S. Government agencies                            43,048        3.66%            788           29,423         3.86%        567
   State and municipal                                 52,692        6.50%          1,714           50,715         6.54%      1,659
   Mortgage-backed and CMOs                           134,989        4.19%          2,830          141,398         4.23%      2,991
   Other                                               30,011        5.55%            833           30,067         5.35%        804
------------------------------------------------------------------------------------------------------------------------------------
     Total investment securities                      266,872        4.67%          6,227          258,365         4.71%      6,086
------------------------------------------------------------------------------------------------------------------------------------
Loans:
  Commercial real estate                              122,501        6.10%          3,708          107,907         5.87%      3,148
  Residential real estate                              24,595        5.88%            723           20,215         6.43%        650
  Home equity loans                                    59,614        5.81%          1,719           52,190         5.79%      1,504
  Commercial and industrial                            44,921        6.09%          1,356           40,438         4.82%        970
  Consumer loans                                        5,229        8.91%            231            5,568         9.78%        271
  Tax-exempt loans                                     13,062        5.27%            342           12,365         5.28%        325
------------------------------------------------------------------------------------------------------------------------------------
     Total loans, net of unearned income*             269,922        6.04%          8,079          238,683         5.79%      6,868
------------------------------------------------------------------------------------------------------------------------------------
Other earning assets                                    4,675        2.70%             63            4,807         1.47%         35
------------------------------------------------------------------------------------------------------------------------------------
     Total earning assets                             547,544        5.32%         14,455          508,534         5.15%     13,022
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                18,821                                       19,435
Allowance for loan losses                              (2,602)                                      (2,919)
Other assets                                           19,007                                       18,268
------------------------------------------------------------------------------------------------------------------------------------
     Total assets                                  $  582,770        5.00%                      $  543,318         4.82%
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing deposits:
Interest-bearing demand accounts                   $   91,471        0.95%        $   430       $   96,671         0.56%    $   270
Money market accounts                                  60,100        1.64%            488           36,696         0.65%        118
Savings                                                55,491        0.39%            109           54,350         0.39%        106
Time                                                  163,596        2.87%          2,327          153,606         2.62%      2,002
Time over $100,000                                     42,595        2.82%            596           39,043         2.31%        448
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits                  413,253        1.93%          3,950          380,366         1.56%      2,944
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                  11,112        1.79%             99           11,613         0.87%         50
Federal Home Loan Bank advances                        55,000        5.39%          1,470           55,000         5.25%      1,435
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities               479,365        2.32%          5,519          446,979         1.99%      4,429
------------------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing deposits                          54,358                                       51,241
Other liabilities                                       2,882                                        3,058
Shareholders' equity                                   46,165                                       42,040
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
       shareholders' equity                         $ 582,770        1.91%                       $ 543,318         1.64%
------------------------------------------------------------------------------------------------------------------------------------
Net interest rate spread                                             3.00%                                         3.16%
------------------------------------------------------------------------------------------------------------------------------------
Margin/net interest income                                           3.29%          8,936                          3.40%      8,593
------------------------------------------------------------------------------------------------------------------------------------

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34%.
Non-accrual loans are included in earning assets.
* Includes loans held-for-sale



                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


                                                 Three Months Ended                                  Six Months Ended
                                            June 30, 2005 compared to                           June 30, 2005 compared to
                                                  June 30, 2004                                       June 30, 2004

                                                             Due to change in:                                 Due to change in:
                                          Total           -----------------------          Total             ---------------------
                                          Change          Volume             Rate          Change            Volume           Rate
-----------------------------------      ----------------------------------------         -----------------------------------------
Interest income:
Federal Funds Sold                          56               10                46              53                (3)             56
Investment securities:
   U.S. Treasury                            (1)              (3)                2              (3)               (6)              3
   U.S. Government agencies                126              131                (5)            221               263             (42)
   State and municipal                      32               35                (3)             55                65             (10)
   Mortgage-backed and CMOs               (135)            (132)               (3)           (161)             (136)            (25)
   Other                                    46                8                38              29                (2)             31
Loans:
  Commercial real estate                   291              196                95             560               416             144
  Residential real estate                   68               86               (18)             73               141             (68)
  Home equity loans                        120               89                31             215               209               6
  Commercial and industrial                202               53               149             386               107             279
  Consumer loans                           (21)              (9)              (12)            (40)              (17)            (23)
  Tax-exempt loans                           3                1                 2              17                18              (1)
Other earning assets                        14               (1)               15              28                (1)             29
-----------------------------------      ----------------------------------------         -----------------------------------------
         Total interest income             801              464               337           1,433             1,054             379
-----------------------------------      ----------------------------------------         -----------------------------------------
Interest expense:

Interest-bearing demand accounts           113               (2)              115             160               (14)            174
Money market accounts                      179               30               149             370                75             295
Savings                                      1                1                 0               3                 3               0
Time                                       199               61               138             325               130             195
Time over $100,000                          80               18                62             148                41             107
Short-term borrowings                       29               (2)               31              49                (2)             51
Federal Home Loan Bank advances             25              -                  25              35               -                35
-----------------------------------      ----------------------------------------         -----------------------------------------
         Total interest expense            626              106               520           1,090               233             857
-----------------------------------      ----------------------------------------         -----------------------------------------
Net interest income                        175              358              (183)            343               821            (478)
-----------------------------------      ----------------------------------------         -----------------------------------------





                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and six month periods ended June 30, 2005 and 2004.

                               For the Three Months    For the Six Months
                                  Ended June 30,         Ended June 30,
                                 2005     2004           2005       2004
                                 ----     ----           ----       ----
Total interest income           $6,956   $6,172         $13,715   $12,308
Total interest expense           2,845    2,219           5,519     4,429
                                ------   ------         -------   -------
Net interest income              4,111    3,953           8,196     7,879
Tax equivalent adjustment          374      357             740       714
                                ------   ------          ------   -------
Net interest income
  (fully taxable equivalent)    $4,485   $4,310         $8,936    $ 8,593
                                ======   ======         ======    =======

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

For purposes of this discussion, interest income and the average yield earned on loans and investment securities are adjusted to a tax-equivalent basis as detailed in the tables that appear on page 13 and 14. This adjustment to interest income is made for analysis purposes only. Interest income is increased by the amount of savings of Federal income taxes, which QNB realizes by investing in certain tax-exempt State and municipal securities and by making loans to certain tax-exempt organizations. In this way, the ultimate economic impact of earnings from various assets can be more easily compared.

The net interest rate spread is the difference between average rates received on earning assets and average rates paid on interest-bearing liabilities, while the net interest rate margin includes interest-free sources of funds.

Net interest income increased 4.0%, to $4,111,000, for the quarter ended June 30, 2005, as compared to $3,953,000 for the quarter ended June 30, 2004. On a tax-equivalent basis, net interest income increased by 4.1% from $4,310,000 for the three months ended June 30, 2004 to $4,485,000 for the same period ended June 30, 2005. As has been the trend, the ability of QNB to increase net interest income has been a result of the growth in deposits and the investment of these deposits into profitable loans and investment securities. This growth in earning assets has been able to offset the continued decline in the net interest margin resulting from the low interest rate environment of the past few years and the flattening of the yield curve over the past year. While core deposits continue to increase, a significant contributor to the growth in average deposits, were additional deposits of local municipalities and school districts. The majority of these deposits are seasonal and were withdrawn during the first half of 2005. While these deposits, because of their short-term nature and the

                                    Form 10-Q
                                       17

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (CONTINUED)

competition for these deposits, add to net interest income, they provide a significantly lower spread than core deposits and, therefore, have a negative impact on the net interest margin.

Average deposits increased $34,131,000, or 7.9%, when comparing the second quarters of 2005 and 2004. Included in this increase in average deposits was approximately $13,571,000 of additional municipal money market and interest-bearing demand deposits. On a comparison of balances at June 30, 2005 and 2004, municipal money market and interest-bearing demand accounts increased $1,743,000 to approximately $33,287,000 at June 30, 2005. The growth in total average deposits was used to fund the $28,928,000, or 11.9%, increase in average loans and the $3,223,000, or 1.2%, increase in average investment securities.

When comparing the second quarters of 2005 and 2004, the net interest margin and net interest rate spread declined by 11 basis points and 16 basis points, respectively. The net interest margin decreased to 3.28% for the second quarter of 2005 from 3.39% for the second quarter of 2004, while the net interest rate spread decreased to 2.98% from 3.14% during the same period.

As mentioned previously, the Federal Reserve Board continued its "measured pace" strategy of tightening by increasing the Federal funds rate four times by 25 basis points each time during the first half of 2005. Since June 29, 2004, it has increased the rate nine times by an aggregate of 225 basis points, from 1.00% to 3.25%. Despite the increase in market interest rates off their historic lows, the long period of historically low interest rates has had different impacts on the yield on earning assets and the rates paid on interest-bearing liabilities. While the yield on earning assets on a tax-equivalent basis has increased from 5.13% for the second quarter of 2004 to 5.36% for the second quarter of 2005, the rate of increase was slowed because of the fixed rate nature of the investment and loan portfolio, the flatness of the yield curve and the strong price competition for loans. The yield on the investment portfolio increased slightly from 4.68% for the second quarter of 2004 to 4.73% for the second quarter of 2005. The increase in the yield was constrained by the impact of the municipal deposits being invested in short-term, lower yielding U.S. Government agency securities and by limited cash flow to reinvest at higher interest rates. The yield on U.S. Government agency securities declined from 3.83% for the second quarter of 2004 to 3.77% for the second quarter of 2005. The yield on the investment portfolio should continue to increase in 2005 and 2006 as most of these lower yielding securities purchased to match the short-term seasonal municipal deposits have been called or sold and as cash flow from the portfolio is reinvested at higher rates.

The yield on loans increased 35 basis points to 6.08% when comparing the second quarter of 2004 to the second quarter of 2005. The average prime rate when comparing these same periods increased 191 basis points, from 4.00% to 5.91%. While QNB was positively impacted from the increases in prime rate, the overall yield on the loan portfolio did not increase proportionately, since only a percentage of the loan portfolio reprices immediately with changes in the prime rate. The benefits from an increase in the prime rate were partially offset by the long period of historically low interest rates which resulted in the refinancing of residential mortgage, home equity and commercial real estate loans into lower yielding fixed rate loans. The commercial and industrial category of loans benefited the most from the increase in the prime rate, as many of these loans are indexed to that rate. The yield on this category increased 128 basis points when comparing the two quarters. The yield on home equity lines of credit has also increased as these loans are indexed to the prime rate. The rate of increase in loan yields will be determined by how quickly and to what degree the Federal Reserve Board continues to increase interest rates, the shape of the yield curve and how much the competitive nature of the business keeps loan rates down.

                                    Form 10-Q
                                       18

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (CONTINUED)

While total interest income on a tax-equivalent basis increased $801,000 when comparing the second quarter of 2005 to the second quarter of 2004, total interest expense increased $626,000. The increase in interest expense was a result of both an increase in deposit balances and more significantly an increase in interest rates paid on deposits and short-term borrowings. The rate paid on interest-bearing liabilities increased from 1.99% for the second quarter of 2004 to 2.38% for the second quarter of 2005, with the rate paid on interest-bearing deposits increasing from 1.56% to 1.99% during this same period. Interest expense and the rate paid on money market accounts and time deposit accounts increased the most as these accounts were more reactive to the increase in market interest rates. Interest expense on money market accounts increased $179,000, and the rate paid increased from .62% to 1.67% when comparing the two quarters. The increase in the rate paid was primarily the result of two events. First, QNB had to pay a higher rate to attract the municipal deposits; second, rising short-term interest rates impacted QNB's Treasury Select Money Market Account. This product is a variable rate account, indexed to the monthly average of the 91-day Treasury bill based on balances in the account. The yield on this product has increased as short-term interest rates have increased. The average balance of money market accounts increased $19,701,000 when comparing the second quarter of 2005 to the same period in 2004. The additional deposits of a school district contributed approximately $14,449,000 to the increase, while growth in the Treasury Select accounts contributed approximately $6,404,000.

Interest expense on time deposits increased $279,000, while the average rate paid on time deposits increased from 2.55% to 2.93% when comparing the two periods. Like fixed-rate loans and investment securities, certificates of deposit reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, the maturity and repricing characteristics tend to be shorter. This feature, combined with the strong rate competition for these deposits, will likely result in the continued increase in the rates on time deposits in 2005. Average time deposits increased $12,544,000, or 6.4%, when comparing the second quarter of 2005 to the second quarter of 2004. The higher rates being offered on time deposits compared to other deposit accounts seems to be the impetus for the growth.

Interest expense on interest-bearing demand accounts increased $113,000 when comparing the two quarters while the rate paid increased from .52% to 1.02%. Approximately one-third of the average balance of $91,585,000 for the second quarter of 2005 is municipal deposits which reprice with changes in the Federal funds rate.

For the six-month period ended June 30, 2005, net interest income increased $317,000, or 4.0%, to $8,196,000. On a tax-equivalent basis net interest income increased $343,000, or 4.0%. Included in net interest income for the first six months of 2005 and 2004 was $40,000 and $65,000, respectively, in interest and fees recognized on the pay-off of loans that had not been accruing interest or had previously been charged off. Similar to the quarter, the increase in net interest income is a result of the increase in average earning assets offsetting the decline in the net interest margin. Average earning assets increased 7.7% while the net interest margin declined 11 basis points. The net interest margin on a tax-equivalent basis was 3.29% for the six-month period ended June 30, 2005 compared with 3.40% for the same period in 2004.

Total interest income on a tax-equivalent basis increased $1,433,000, from $13,022,000 to $14,455,000, when comparing the six-month periods ended June 30, 2004 to June 30, 2005. The increase in interest income was mostly a result of volume increases. Approximately $1,054,000 of the increase in interest income was related to volume. Average loans increased 13.1%, to $269,922,000, while average investment securities increased 3.3%, to $266,872,000. Total interest income benefited some from the increase in short-term interest rates and

                                    Form 10-Q
                                       19

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (CONTINUED)

the prime rate as the yield on earning assets increased from 5.15% to 5.32% for the six-month periods. The yield on loans increased from 5.79% to 6.04% during this time. As mentioned previously, the yield on investments has been constrained and actually decreased from 4.71% to 4.67% when comparing the six-month periods.

Total interest expense increased $1,090,000, from $4,429,000 to $5,519,000, for the six-month periods with interest on demand accounts, money market accounts, and time deposits accounting for $160,000, $370,000 and $473,000, respectively, of the increase. Unlike interest income, interest expense was impacted more by an increase in rates paid than by volume increases. Approximately $857,000 of the increase in interest expense is a result of higher interest rates. The yield on interest-bearing demand accounts, money market accounts and time deposits increased 39 basis points, 99 basis points and 30 basis points, respectively, when comparing the average rate paid for the six-month periods ended June 30, 2005 and 2004. Interest expense on short-term borrowings increased by $49,000 as the average rate paid on these accounts increased from .87% to 1.79%. Average money market balances and average time deposit balances increased $23,404,000 and $13,542,000, respectively, while average interest-bearing demand accounts decreased $5,200,000 when comparing the six-month periods.

Management expects interest expense and the rate paid on interest-bearing liabilities to increase throughout 2005 as higher short-term market rates of interest result in higher rates paid initially on money market accounts and time deposits. This will be followed by higher rates paid on interest-bearing demand accounts and savings accounts, accounts that tend to lag as rates increase. Management also expects net interest income to increase slightly in 2005 as a result of the growth in earning assets offsetting a net interest margin that may continue to decline. The yield curve may continue to flatten further in 2005, as the Federal Reserve Board continues to increase short-term interest rates to a greater magnitude than mid and longer term rates increase. A flat yield curve will continue to put pressure on the net interest margin.

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

QNB's management determined no provision for loan losses was necessary for either the three or six-month periods ended June 30, 2005 or 2004 as the results of the analysis described above resulted in an allowance for loan losses that was adequate in relation to the estimate of known and inherent losses in the portfolio. In

                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

PROVISION FOR LOAN LOSSES (CONTINUED)

addition, charge-offs and non-performing assets remain at low levels. QNB had net charge-offs of $21,000 during both the second quarter of 2005 and 2004. For the six-month periods ended June 30, 2005 and 2004 QNB had net charge-offs of $27,000 and $31,000, respectively.

Non-performing assets (non-accruing loans, loans past due 90 days or more, other real estate owned and other repossessed assets) amounted to .00% and .08% of total assets, respectively, at June 30, 2005 and 2004. This compares to .08% at December 31, 2004. There were no non-accrual loans at June 30, 2005. Non-accrual loans were $373,000 and $384,000 at December 31, 2004 and June 30, 2004,
respectively. QNB did not have any other real estate owned as of June 30, 2005, December 31, 2004 or June 30, 2004. Repossessed assets were $4,000 at both June 30, 2005 and 2004. The book value of repossessed assets at December 31, 2004 was zero.

There were no restructured loans as of June 30, 2005, December 31, 2004 or June 30, 2004 as defined in FASB Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for loan losses was $2,585,000 and $2,612,000 at June 30, 2005 and December 31, 2004, respectively. The ratio of the allowance to total loans was ..95% and .97% at the respective period end dates. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

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

There were no loans considered impaired at June 30, 2005. At June 30, 2004, the recorded investment in loans for which impairment has been recognized in accordance with FASB Statement No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN--AN AMENDMENT OF FASB STATEMENTS NO. 5 AND 15, totaled $382,000. The loans identified as impaired were collateral-dependent, with no valuation allowance necessary.

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

Total non-interest income decreased $1,345,000 to $(172,000) for the quarter ended June 30, 2005 when compared to June 30, 2004. For the six-month period total non-interest income decreased $1,046,000 to $1,497,000. Excluding gains and losses on the sale of securities and loans, non-interest income for the three month period decreased $1,000 and for the six month period increased $229,000, or 13.1%.

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees decreased $74,000, or 14.1%, to $452,000 when comparing the two quarters and $81,000, or 8.3%, to $891,000 when comparing the six-month periods. Contributing to the decline in fee income was an $18,000 reduction for the quarter and a reduction of $36,000 for the six-month period, in service charge income on non-interest bearing business checking accounts. The decline in the service charges on business accounts reflects the impact of a higher earnings credit rate, resulting from the increases in short-term interest rates, applied against balances to offset service charges incurred. Also, negatively impacting service charge income was the elimination of the monthly fee on an interest-bearing checking account product. This fee change resulted in the reduction of approximately $9,000 for the quarter and $19,000 for the six-month period. In addition, overdraft income decreased $45,000 for the three-month period and $27,000 for the six-month period. This decrease was a result of a decline in the volume of overdrafts during the second quarter of 2005, as well as an increase in the amount of these fees waived or charged-off as uncollectible during both the three and six month periods ended June 30, 2005.

ATM and debit card income is primarily comprised of income on debit cards and ATM surcharge income for the use of QNB ATM machines by non-QNB customers. ATM and debit card income was $171,000 for the second quarter of 2005, an increase of $19,000, or 12.5%, from the amount recorded during the second quarter of 2004. Income from ATM and debit cards was $330,000 and $280,000 for the six months ended June 30, 2005 and 2004, respectively. Debit card income increased $11,000, or 9.8%, and $29,000, or 14.1%, for the three-month and six-month periods, respectively. The increase in debit card income was a result of the increased reliance on the card as a means of paying for goods and services by both consumers and business cardholders. Increased usage of QNB ATM machines and the resulting surcharge and interchange income resulted in $7,000 and $18,000 increases in ATM income when comparing the three and six-month periods, respectively.

Income on bank-owned life insurance represents the earnings on life insurance policies in which the Bank is the beneficiary. The earnings on these policies were $64,000 and $70,000 for the three months ended June 30, 2005 and 2004, respectively. For the six-month period, earnings on these policies decreased $11,000, to $127,000. The insurance carriers reset the rates on these policies annually. The decline in income is a result of a lower earnings rate resulting from the lower interest rate environment at the last reset date.

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over the period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. Mortgage servicing fees for the three and six-month periods ended June 30, 2005 were $12,000 and $36,000, respectively. Included in these amounts is a $6,000 and $1,000

                                    Form 10-Q
                                       22

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (CONTINUED)

negative adjustment to the valuation allowance for impairment resulting from the decline in long-term interest rates. Mortgage servicing fees for the three month and six month periods ended June 30, 2004 were $69,000 and $63,000, respectively. Included in these amounts is a $51,000 and $29,000 positive adjustment to the valuation allowance for impairment resulting from the increase in interest rates in the second quarter of 2004. Excluding the valuation allowance adjustments, mortgage servicing income would have been $18,000 for both the second quarter of 2005 and 2004 and $37,000 for the six-month period ended June 30, 2005, compared to $34,000 for the six-month periods ended June 30, 2004.

Also impacting mortgage servicing income was the decline in amortization expense and a decrease in the amount of mortgages serviced. Amortization expense for the three-month periods ended June 30, 2005 and 2004 was $30,000 and $35,000, respectively. For the respective six-month periods, amortization expense was $59,000 and $71,000. The average balance of mortgages serviced for others was $77,445,000 for the second quarter of 2005 compared to $83,677,000 for the second quarter of 2004, a decrease of 7.4%. The average balance of mortgages serviced was approximately $77,916,000 for the six-month period ended June 30, 2005, compared to $84,362,000 for the first six months of 2004, a decrease of 7.6%. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

QNB recorded a net (loss)/gain on investment securities of $(1,189,000) and $217,000 for the three-month periods ended June 30, 2005 and 2004, respectively. In the second quarter of 2005, QNB determined that certain unrealized losses on perpetual preferred stock of FNMA and FHLMC was other-than-temporary in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" and the SEC's Staff Accounting Bulletin No. 59 "Accounting for Non-current Marketable Equity Securities". The securities that were subject to the impairment charge are $4,500,000 of variable rate securities that are rated AA- and Aa3 by S&P and Moody's, respectively. These investment grade securities are held as part of the available for sale portfolio; therefore, the unrealized losses have already been recorded as a reduction in other comprehensive income, and no additional charges to capital are required. QNB's assessment considered the duration and severity of the unrealized loss, the financial condition and near term prospects of the issuers, and the likelihood of the market value of these instruments increasing to the initial cost basis within a reasonable period of time. Based on the recent events at these issuers and the anticipated interest rate environment expected in the near term, it was concluded that the unrealized losses were other-than-temporary, and an impairment charge of $1,253,000 was recorded to write-down these investments to their fair values.

In addition to the impairment charge for the second quarter of 2005, QNB recorded net losses on the sale of fixed income securities of $26,000 and net gains from the equity portfolio of $90,000. For the second quarter of 2004, QNB recorded net losses on the sale of fixed income securities of $95,000 and net gains from the equity portfolio of $312,000. During the second quarter of 2004, QNB entered into two significant bond transactions. The objective of the first transaction was to increase interest income and the yield on the portfolio by taking advantage of the 100+ increase in rates that occurred during the quarter and the steepness of the yield curve that existed at that time. QNB sold approximately $22,000,000 of bonds at a loss of $165,000. These bonds had an average book yield of 3.46%. With the proceeds, QNB purchased bonds with an average yield of 5.13% for a pickup of 167 basis points. It is estimated that the pre-tax income pickup to the average life of the bonds sold, 2.2 years, is approximately $477,000. The breakeven period on recouping the loss on the sale was approximately 7.5 months. The transaction did result in a slight increase in duration. The second transaction was entered into to sell some CMO pools that had small balances. QNB sold approximately $2,100,000, contained in 15 pools, at a gain of $69,000.

                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (CONTINUED)

Net security (losses)/gains were $(576,000) and $696,000 for the six-month periods ended June 30, 2005 and 2004, respectively. Along with the impairment charge discussed above for the six-month period 2005, QNB recorded $244,000 of gains from sales from the fixed income securities portfolio and $433,000 of gains from the equity portfolio. The fixed income securities portfolio represents a significant portion of QNB's earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio in an effort to take advantage of changes in the shape of the yield curve, changes in spread relationships in different sectors and for liquidity purposes as needed. Management will continue to look at strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. The net gain on the sale of residential mortgage loans was $60,000 for the quarter ended June 30, 2005. QNB recorded a net loss of $2,000 on the sale of loans during the second quarter of 2004. For the six-month periods ended June 30, 2005 and 2004, net gains on the sale of loans were $95,000 and $98,000, respectively. Residential mortgage loans to be sold are identified at origination. Included in the gains on the sale of residential mortgages in three-month periods were $25,000 and $18,000 related to the recognition of mortgage servicing assets. Included in the gains on the sale of residential mortgages in the six-month periods were $39,000 and $47,000 related to the recognition of mortgage servicing assets. The decline in longer term interest rates, particularly the 10-year Treasury rate, during the second quarter of 2005 provided consumers another opportunity to refinance their mortgages. This rate environment also provided an environment for QNB to sell these loans at a profit. This contrasts to the environment experienced during the second quarter of 2004, where mortgage rates were increasing, and QNB was selling loans at a loss. Proceeds from the sale of mortgages were $3,328,000 and $2,355,000 for the second quarter of 2005 and 2004, respectively. For the six-month periods, proceeds from the sale of residential mortgage loans amounted to $5,233,000 and $6,278,000, respectively.

Other operating income increased $117,000, to $258,000, during the second quarter of 2005. The increase in other operating income for the quarter was the result of $9,000 of income from QNB's membership in Laurel Abstract Company LLC, a title insurance company, $61,000 of income from the proceeds of bank owned life insurance and a $45,000 refund of prior years' sales tax payments. This income offset an $11,000 decline in merchant processing income.

For the six-month period, other operating income increased $298,000, or 100.1%, to $594,000. In addition to the items mentioned above for the quarter ended June 30, 2005, the six-month period also included $209,000 in gains from the sale of repossessed assets. This income was offset by a decline in merchant processing income of $23,000.

Financial service organizations, including QNB, are challenged to demonstrate that they can generate an increased contribution to revenue from non-interest sources. QNB will continue to analyze other opportunities and products that could enhance its fee-based businesses.

NON-INTEREST EXPENSE

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services and various other operating expenses. Total non-interest expense of $3,316,000 for the quarter ended June 30, 2005 represents an increase of $135,000, or 4.2%, from

                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (CONTINUED)

levels reported in the second quarter of 2004. Total non-interest expense for the six months ended June 30, 2005 was $6,552,000, an increase of $293,000, or 4.7%, over 2004 levels.

Salaries and benefits is the largest component of non-interest expense. Salaries and benefits expense increased $151,000, or 8.8%, to $1,863,000 for the quarter ended June 30, 2005 compared to the same quarter in 2004. Salary expense increased $126,000, or 9.3%, during the period to $1,485,000, while benefits expense increased $25,000, or 7.1%, to $378,000. There was no accrual in the three month period ended June 30, 2005 or 2004 related to the incentive compensation plan. Merit and promotional increases and an increase in the number of employees contributed to the increase in salary expense. The number of full time-equivalent employees increased by five when comparing the second quarters of 2005 and 2004. Contributing to the increase in full time-equivalent employees was the opening of a supermarket branch in June, 2004.

For the six-month period ended June 30, 2005 salaries and benefits expense increased $194,000, to $3,700,000, compared to the same period in 2004. Salary expense increased by $160,000, or 5.7%, while benefits expense increased by $34,000, or 4.8%, when comparing the two periods. Included in salary expense for the six months ended June 30, 2005 and 2004 were accruals of $40,000 and $100,000 related to the incentive compensation plan. Excluding the impact of the accruals for the incentive compensation plan, salary expense increased 8.2% for the six-month period. Merit and promotional increases and an increase in the number of employees contributed to the increase in salary expense. The number of full time-equivalent employees increased by seven when comparing the six-month periods.

Higher payroll tax expense and retirement plan expense, as a result of the increase in compensation, were the primary contributors to the increase in benefits expense when comparing the three and six month periods ended June 30, 2005 and 2004. The timing of the pay periods was also a factor in the increase in both of these categories as there was one additional pay in the second quarter of 2005 compared to 2004. This timing factor will even out in the second half of the year.

Net occupancy expense increased $21,000, to $272,000, when comparing the second quarter of 2005 to the second quarter of 2004. For the six-month period, net occupancy expense increased $64,000, to $553,000. Contributing to the increase in both the three and six-month periods was higher costs related to building maintenance, utilities and rent expense. The addition of a new supermarket branch, which opened late June 2004, contributed to the increase in net occupancy expense. In addition, building maintenance costs included repairs to several air conditioning units and higher snow removal costs.

Furniture and equipment expense increased $17,000, or 6.2%, to $291,000 when comparing the three-month periods ended June 30, 2005 and 2004 and increased $56,000, or 10.8%, to $573,000 when comparing the six-month periods. For the three-month periods, depreciation and amortization expense increased $10,000 due to several larger technology and software items purchased. For the six-month periods, depreciation expense increased $35,000, while equipment maintenance costs increased by $18,000. The equipment maintenance costs relate primarily to maintenance contracts on new equipment or increases in rates on old contracts.

Marketing expense increased $8,000, to $156,000, for the quarter ended June 30, 2005 and $51,000, to $306,000, for the six-month period. Sales promotion expense increased $12,000 and $18,000 when comparing the quarters and six-month periods, respectively. QNB purchased several items for use and distribution in the community to promote various products and services offered. Also, for the six-month period, advertising expense increased $7,000 as QNB increased its use of billboards for product advertising. Advertising expense

                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (CONTINUED)

will likely continue to increase as QNB has made a strategic decision to increase its advertising efforts, including television advertising. Donations increased $34,000 when comparing the six-month periods. QNB contributes to many not-for-profit organizations, clubs and community events in the local communities it serves.

Third party services are comprised of professional services including legal, accounting and auditing and consulting services as well as fees paid to outside vendors for support services of day-to-day operations. These support services include trust services, retail non-deposit services, correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense was $168,000 in the second quarter of 2005 compared to $175,000 for the second quarter of 2004. For the six-month period, third party services decreased $21,000, to $309,000. Third party services in 2004 included expenses to a marketing firm that provided benefits to certain QNB deposit customers. This contract ended in October 2004. These cost savings offset the loss of fee income described in the fees for services to customers. Higher costs associated with internal and external audits and tax services partially offset these savings.

Telephone, postage and supplies expense decreased $27,000 for the quarter to $113,000 as telephone expense decreased $20,000 and supplies expense decreased $9,000. The reduction in telephone expense relates to refunds of overcharges incurred in late 2004 and early 2005 as well as costs incurred in the second quarter of 2004 for an additional T-1 line and costs associated with the new branch. Contributing to the higher supply costs in the second quarter of 2004 was the setup of the new branch.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 2005, QNB's net deferred tax asset was $292,000. The primary components of deferred taxes are a deferred tax asset of $729,000 relating to the allowance for loan losses and a deferred tax asset of $481,000 related to impaired equity securities. Partially offsetting this was a deferred tax liability of $542,000 resulting from the SFAS No.115 adjustment for available-for-sale investment securities. As of June 30, 2004, QNB's net deferred tax asset was $1,443,000 comprised of deferred tax assets of $739,000 related to the allowance for loan losses and $751,000 resulting from the SFAS No. 115 adjustment for available-for-sale investment securities.

The realizability of deferred tax assets is dependent upon a variety of factors including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. A valuation allowance of $190,000 was established as of June 30, 2005 to offset a portion of the tax benefits associated with certain impaired securities that management believed may not be realizable. Based upon these and other factors, management believes it is more likely than not that QNB will realize the benefits of these remaining deferred tax assets. The net deferred tax asset is included in other assets on the consolidated balance sheet.

Applicable income taxes and effective tax rates were $140,000, or 22.5%, for the three-month period ended June 30, 2005, and $426,000, or 21.9%, for the same period in 2004. The higher rate for the second quarter of 2005 compared to the second quarter of 2004 is a result of the $190,000 valuation allowance established for the impairment of securities discussed above. For the six-month period, applicable income taxes and effective tax rates were $739,000, or 23.5%, and $922,000, or 22.1%.

                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION ANALYSIS

The balance sheet analysis compares average balance sheet data for the six months ended June 30, 2005 and 2004, as well as the period ended balances as of June 30, 2005 and December 31, 2004.

Average earning assets for the six-month period ended June 30, 2005 increased $39,010,000, or 7.7%, to $547,544,000 from $508,534,000 for the six months ended
June 30, 2004. Average investments increased $8,507,000, or 3.3%, while average loans increased $31,239,000, or 13.1%. Average Federal funds sold decreased $604,000 when comparing these same periods.

Increasing loan balances has been, and remains, a major focus of QNB. Despite the slow growing economy and extremely competitive environment, QNB was successful in increasing total loans, while maintaining excellent asset quality. Total loans have increased 4.9% between June 30, 2005 and June 30, 2004 and 1.8% since December 31, 2004. The year over year comparison takes out some of the seasonality of commercial line of credit borrowings. The significantly higher average growth rate as compared to the period to period growth rate is a result of the amount of growth that was achieved late in the second quarter of 2004. Total loans increased $25,283,000 between March 31, 2004 and June 30, 2004. A major factor in the growth in total loans was the use of a formal business development and calling program encompassing lending personnel, branch personnel and senior management. This program was strengthened in 2003 by the appointment of a business development officer. The focus of this program is to both develop new lending and deposit relationships, as well as to strengthen existing relationships.

Average commercial loans and average home equity loans increased $19,774,000 and $7,424,000, respectively, when comparing the first half of 2005 to the first half of 2004, while average residential mortgage loans increased $4,380,000. During this same time frame, average consumer loans decreased $339,000. The 12.3% increase in average commercial loans reflects the success of the business development program mentioned above. Most of the growth in commercial loans is in variable rate loans secured by real estate, either commercial or residential properties. While variable rate, these loans could have a fixed rate for a period of time, such as three or five years, before the rate adjusts.

The 14.2% increase in home equity loans reflects their popularity with consumers, especially those refinancing existing residential mortgage loans, because they have lower origination costs than residential mortgage loans. Most of the growth in home equity loans in the past year has been in the variable rate home equity line of credit. This product's interest rate floats at prime minus .50% and became extremely attractive when prime dropped to 4.0%. QNB anticipates that as the prime rate increases customers will refinance these floating rate loans into fixed rate home equity loans. The increase in residential mortgage loans is primarily the result of the introduction of several hybrid adjustable rate mortgage products. These products have a fixed rate for a five to ten year period of time, and then adjust annually after the fixed period is over. QNB holds these loans in portfolio. On a year over year basis, variable rate residential mortgage loans have increased from $11,019,000 at June 30, 2004 to $16,729,000 at June 30, 2005.

The growth in average earning assets was funded primarily by deposit growth. Total average deposits increased $36,004,000, or 8.3%, to $467,611,000 for the first six months of 2005 compared to the first six months of 2004. Most of the growth was in money market accounts, which increased $23,404,000 on average. The increase in money market balances reflects both the growth in the relationship with a school district and the increase in the Treasury Select money market balances as short-term interest rates have risen. The average balance with the school district increased by approximately $17,305,000, when comparing the six-month periods, while Treasury Select average balances have increased by $6,244,000 over the same timeframe.

                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION ANALYSIS (CONTINUED)

Also contributing to the growth in average deposits were time deposits, which increased $13,542,000, or 7.0%, when comparing the six month periods. Average time deposits with balances under $100,000 increased $9,990,000, to $163,596,000, while average time deposits equal to or greater than $100,000 increased $3,552,000, to $42,595,000. Most of the growth occurred in the maturity range of greater than one year to three years categories, which QNB promoted heavily in 2004 and the first half of 2005 in an effort to lock in funding costs in anticipation of rising rates. During the second quarter of 2005, QNB offered a 20-month time deposit at a rate of 3.44%, which allows for one penalty free withdrawal over the term. Increasing time deposit balances will be a challenge because of the strong rate competition, particularly with maturities between eight months through two years. Matching or beating competitors' rates could have a negative impact on the net interest margin.

Average non-interest bearing demand accounts increased $3,117,000, or 6.1%, to $54,358,000. A "Free Checking" promotion, as well as the acquisition of new business accounts, was a significant factor in the increase in non-interest bearing deposits.

Average savings accounts increased $1,141,000, or 2.1%. The slower growth in savings deposits may be attributable to consumers looking to obtain higher yields currently being offered in time deposits and money market accounts.

Average interest-bearing demand deposit accounts declined $5,200,000, or 5.4%, when comparing the six month periods. Average municipal balances declined $6,065,000 when comparing the two periods. This was partially offset by growth in personal interest bearing accounts.

Total assets at June 30, 2005 were $574,544,000, compared with $583,644,000 at December 31, 2004, a decrease of 1.6%. Total deposits declined $8,535,000, or 1.8%, during this same period. The decline, as expected, is primarily the result of the seasonal nature of the municipal deposits. Municipal interest bearing transaction balances declined approximately $5,000,000, while municipal money market balances declined approximately $18,000,000 between December 31, 2004 and June 30, 2005. Total interest-bearing transaction accounts and money market accounts declined $6,529,000 and $15,903,000, respectively, between these dates. Total time deposits increased $10,287,000, or 5.1%, to $213,107,000 at June 30, 2005, while total non-interest bearing demand accounts increased $5,275,000, or 10.0%, to $57,878,000 at June 30, 2005. On the asset side, total loans increased $4,954,000, or 1.8%, while total investment securities decreased $15,814,000 since December 31, 2004. The decline in investment securities relates directly to the withdrawal of the municipal funds.

The increase in other assets relates to a $1,100,000 loan participation receivable at June 30, 2005, an increase in prepaid expenses and an increase in deferred taxes as compared to December 31, 2005. The funds from the loan participation were received on July 1, 2005. The decline in other liabilities is primarily related to a payment of accrued directors deferred compensation, the payment of the accrued 2004 incentive compensation and the reduction in deferred tax liability.

At June 30, 2005, the fair value of investment securities available-for-sale was $252,050,000, or $1,275,000 above the amortized cost of $250,775,000. This compares to a fair value of $267,561,000, or $1,561,000 above the amortized cost of $266,000,000 at December 31, 2004. An unrealized holding gain, net of taxes, of $733,000 was recorded as an increase to shareholders' equity at June 30, 2005, while an unrealized holding gain of $691,000 was recorded as an increase to shareholders' equity at December 31, 2004.

                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION ANALYSIS (CONTINUED)

As a result of the seasonal withdrawal of the municipal deposits, there was a corresponding decline in U.S. Government agency securities which were purchased to match these deposits. As a result of this, as well as purchases and sales during the six month period, the composition of the portfolio changed since December 31, 2004. The percentage of agency securities declined from 17% of the portfolio at December 31, 2004 to 10% at June 30, 2005. During this same period, the percentage of CMO's increased from 27% to 31% of the portfolio, and municipal securities increased from 19% to 21% of the portfolio.

The available-for-sale portfolio had a weighted average maturity of approximately 3 years and 10 months at June 30, 2005 and 3 years, 7 months at December 31, 2004. The weighted average tax-equivalent yield was 4.78% and 4.59%, respectively, at June 30, 2005 and December 31, 2004. The weighted average maturity is based on the stated contractual maturity of all securities except for mortgage-backed securities and CMOs, which are based on estimated average life. The maturity of the portfolio may be shorter because of call features in many debt securities and because of prepayments on mortgage-backed securities and CMOs. However, the estimated average life could be longer if rates were to increase and principal payments on mortgage-backed securities and CMOs would slow. The interest rate sensitivity analysis reflects the repricing term of the securities portfolio based upon estimated call dates and anticipated cash flows, assuming management's most likely interest rate environment.

Investment securities held-to-maturity are reported at amortized cost. The held-to-maturity portfolio is comprised solely of tax-exempt municipal securities. As of June 30, 2005 and December 31, 2004, QNB had securities classified as held-to-maturity with an amortized cost of $5,900,000 and $6,203,000 and a market value of $6,127,000 and $6,432,000, respectively. The held-to-maturity portfolio had a weighted average maturity of approximately 4 years, 1 month at June 30, 2005 and 4 years, 5 months at December 31, 2004. The weighted average tax-equivalent yield was 6.80% at June 30, 2005 and 6.79% at December 31, 2004.

LIQUIDITY

Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. QNB manages its mix of cash, Federal funds sold, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities, net interest income and fee income. The portfolio of investment securities available-for-sale and QNB's policy of selling certain residential mortgage originations in the secondary market also provide sources of liquidity. Additional sources of liquidity are provided by the Bank's membership in the Federal Home Loan Bank of Pittsburgh (FHLB) and a $10,000,000 unsecured Federal funds line granted by a correspondent bank. The Bank has a maximum borrowing capacity with the FHLB of approximately $250,236,000. At June 30, 2005, QNB's outstanding borrowings under the FHLB credit facilities totaled $55,000,000.

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale totaled $275,042,000 and $290,058,000 at June 30, 2005 and December 31, 2004, respectively. These sources should be adequate to meet normal fluctuations in loan demand and deposit withdrawals. For the most part, QNB has been able to fund the growth in earning assets through increased deposits. During the second quarter of 2005, QNB used its Federal funds line on a few occasions to help fund timing differences between the withdrawal of funds by municipalities and the receipt of the proceeds from the securities matched against these deposits.

                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY (CONTINUED)

Average Federal funds purchased were $156,000 for the second quarter of 2005. This compares to $1,353,000 for the same period in 2004. At June 30, 2005, QNB had no Federal funds purchased.

Approximately $70,430,000 and $103,305,000 of available-for-sale securities at June 30, 2005 and December 31, 2004, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. In addition, under terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and Agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. The decrease in pledged amounts relates to the seasonal nature of the municipal deposits. These deposits were used to purchase available-for-sale securities that were used to pledge against the deposits of the municipalities. The securities were purchased with cash flow characteristics that would closely match the anticipated run-off of the municipal deposits. As these deposits are withdrawn, the pledging is released.

Entering the second quarter QNB's near-term liquidity concern was the ability to meet the expected withdrawal of $20,000,000 by a school district. These funds were matched with callable agency securities with call dates that closely matched the anticipated withdrawal dates. Approximately $18,000,000 of the deposits were withdrawn and were funded either with proceeds of the bonds that were called or through the sale of the securities at small losses.

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at June 30, 2005 was $47,085,000, or 8.20% of total assets. This compares to shareholders' equity of $45,775,000, or 7.84% of total assets, at December 31, 2004. Shareholders' equity at June 30, 2005 includes a positive adjustment of $733,000 related to unrealized holding gains, net of taxes, on investment securities available-for-sale, while shareholders' equity at December 31, 2004 includes a positive adjustment of $691,000. Without these adjustments shareholders' equity to total assets would have been 8.07% and 7.72% at June 30, 2005 and December 31, 2004. The increase in the ratio was a result of an increase in retained earnings combined with a decline in total assets. Total assets decreased 1.56% between December 31, 2004 and June 30, 2005, while shareholders' equity, excluding the net unrealized holding gains and losses, increased 2.81%.

Shareholders' equity averaged $46,165,000 for the first six months of 2005 and $42,975,000 during all of 2004, an increase of 7.42%. The ratio of average total equity to average total assets increased to 7.92% for the first half of 2005, compared to 7.64% for all of 2004. The increase in the equity to asset ratio is a function of the growth in average equity outpacing the growth in total average assets.

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

                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

CAPITAL ADEQUACY (CONTINUED)

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for the total risk-based and 4.00% for leverage. Under the requirements, QNB had a Tier I capital ratio of 13.11% and 12.25%, a total risk-based ratio of 13.85% and 12.98% and a leverage ratio of 7.91% and 7.44% at June 30, 2005 and December 31, 2004, respectively. The increase in capital ratios reflects the increase in capital from retained earnings during the first half of 2005 and a reduction in risk-weighted assets between December 31, 2004 and June 30, 2005. Contributing to the decline in risk-weighted assets was the reclassification of some tax-exempt loans to states and political subdivisions from the 100% category to either the 50% or 20% category based on the source of repayment.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At June 30, 2005 and December 31, 2004, QNB met the "well capitalized" criteria, which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a Tier I leverage ratio of 5.00%.

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

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At June 30, 2005, interest-earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $188,040,000. Interest-sensitive liabilities scheduled to mature or reprice within one year were $213,882,000. The one-year cumulative gap, which reflects QNB's interest sensitivity over a period of time, was a negative

                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

INTEREST RATE SENSITIVITY (CONTINUED)

$25,842,000 at June 30, 2005. The cumulative one-year gap equals -4.74% of total rate sensitive assets. This compares to a negative gap position of $12,285,000, or -2.21% of total rate sensitive assets at December 31, 2004 and a negative gap position of $64,334,000 or -11.5% of total rate sensitive assets at March 31, 2005.

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management's assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on what management believes at that time to be the most likely interest rate environment. Management also evaluates the impact of higher and lower interest rates by simulating the impact on net interest income of changing rates. While management performs rate shocks of 100, 200 and 300 basis points, it believes, that given the level of interest rates at June 30, 2005, that it is unlikely that interest rates would decline by 300 basis points.

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

The nature of QNB's current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At June 30, 2005, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

------------------------------------------------------------------------------------------
Change in Interest Rates    Net Interest Income        Dollar Change              % Change
------------------------------------------------------------------------------------------
+300 Basis Points                 $15,379                 $(465)                 (2.93)%
+200 Basis Points                  15,625                  (219)                 (1.40)
+100 Basis Points                  15,760                   (84)                  (.53)
FLAT RATE                          15,844                     -                      -
-100 Basis Points                  15,074                  (770)                 (4.86)
-200 Basis Points                  13,878                (1,966)                (12.40)

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


ITEM 4.  CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    Form 10-Q

                            QNB CORP. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                                  JUNE 30, 2005


Item 1.    Legal Proceedings

           None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

           None.

Item 3.    Default Upon Senior Securities

           None.

Item 4.    Submission of Matters to Vote of Securities Holders
           The 2005 Annual Meeting (the "Meeting") of the shareholders of QNB Corp. (the Registrant") was held on May 17, 2005. Notice of the Meeting was mailed to shareholders of record on or about April 18, 2004, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

            The Meeting was held for the following purposes:

               (1)  To elect four (4) Directors
               (2) To approve amendments to the Corporation's Articles of Incorporation
               (3)  To approve the 2005 Stock Incentive Plan

            There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld for each of the nominees for election to the Board of Directors were as follows:

                  Nominee                          For                Withhold
                  ------------------------------------------------------------
                  Kenneth F. Brown, Jr.         2,399,271              103,350
                  Anna Mae Papso                2,484,824               17,797
                  Henry L. Rosenberger          2,484,885               17,736
                  Edgar L. Stauffer             2,483,998               18,623

            The continuing directors of the Registrant are:
            Dennis Helf, G. Arden Link, Thomas J. Bisko, Gary S. Parzych, Norman L. Baringer and Charles M. Meredith, III

                                    Form 10-Q

Item 4.     Submission of Matters to Vote of Securities Holders (continued)
            ---------------------------------------------------
            The amendments to the Corporation's Articles of Incorporation were approved as presented. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for each of the amendments were as follows:

                  Amendment                                  For               Abstain               Withhold
                  -------------------------------------------------------------------------------------------
                  2.A.   Delete Article VII(A)          2,275,655              218,826                  8,140
                  2.B.   Delete Article VII(A)          2,304,033              193,528                  5,060
                  2.C.   Delete Article VII(B)          1,926,919              207,539                 10,877
                  2.D.   Delete Article VII(C)          2,294,020              192,095                 16,506
                  2.E.   Delete Article XIII            2,224,234              242,195                 36,192
                  2.F.   Delete Article IX              2,024,827              103,716                 16,792
                  2.G.  Delete Article XI               2,318,840              170,038                 13,743

            The 2005 Stock Incentive Plan was approved as presented. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for the adoption of the plan were as follows:

                  Adoption                                   For               Abstain               Withhold
                  -------------------------------------------------------------------------------------------
                  2005 Stock Incentive Plan              2,042,656              94,669                  8,010

Item 5.    Other Information

           None.

Item 6.    Exhibits


    Exhibit 3(i) Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrants Form DEF 14-A filed with the Commission on April 15,
                      2005).

    Exhibit 3(ii)     Bylaws of Registrant, as amended.

    Exhibit 10.8 QNB Corp. 2005 Stock Incentive Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-125998 on Form S-8, filed with the Commission on June 21, 2005.)

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



                                                            QNB Corp.




Date:       August 9, 2005                             By:
     ---------------------------------                 ------------------------
                                                       Thomas J. Bisko
                                                       President/CEO


Date:       August 9, 2005                             By:
     ---------------------------------                 ------------------------
                                                       Robert C. Werner
                                                       Vice President


Date:       August 9, 2005                             By:
     ---------------------------------                 ------------------------
                                                       Bret H. Krevolin
                                                       Chief Financial Officer

                                    Form 10-Q
                                       37