Form 10-Q
period 2005-09-30
QNB CORP
filed 2005-11-08
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________ to _________________________________

Commission file number    0-17706

QNB Corp.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2318082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15 North Third Street, Quakertown, PA	18951-9005
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code    (215)538-5600

Not Applicable

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2005
Common Stock, par value $.625	3,102,635

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

INDEX
		PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Consolidated Statements of Income for Three and Nine Months Ended September 30, 2005 and 2004	1

	Consolidated Balance Sheets at September 30, 2005 and December 31, 2004	2

	Consolidated Statements of Cash Flows for Nine Months Ended September 30, 2005 and 2004	3

	Notes to Consolidated Financial Statements	4

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION	10

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	34

ITEM 4.	CONTROLS AND PROCEDURES	34

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	35

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	35

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS	35

ITEM 5.	OTHER INFORMATION	35

ITEM 6.	EXHIBITS	35

SIGNATURES

CERTIFICATIONS

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except share data)
	(unaudited)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Interest Income
Interest and fees on loans and leases	$4,330	$3,665	$12,293	$10,423
Interest and dividends on investment securities:
Taxable	2,165	2,243	6,637	6,630
Tax-exempt	564	571	1,695	1,666
Interest on Federal funds sold	59	24	145	57
Interest on interest-bearing balances and other interest income	25	16	88	51
Total interest income	7,143	6,519	20,858	18,827

Interest Expense
Interest on deposits
Interest-bearing demand accounts	352	179	782	449
Money market accounts	210	108	698	226
Savings	52	55	160	161
Time	1,270	1,053	3,597	3,055
Time over $100,000	386	267	983	715
Interest on short-term borrowings	100	32	199	82
Interest on Federal Home Loan Bank advances	755	731	2,225	2,166
Total interest expense	3,125	2,425	8,644	6,854

Net interest income	4,018	4,094	12,214	11,973
Provision for loan and lease losses	-	-	-	-

Net interest income after provision for loan losses	4,018	4,094	12,214	11,973

Non-Interest Income
Fees for services to customers	488	528	1,379	1,500
ATM and debit card income	176	153	506	433
Income on bank-owned life insurance	61	62	187	200
Mortgage servicing income	27	29	63	92
Net (loss) gain on investment securities available-for-sale	(4)	66	(580)	762
Net gain on sale of loans	31	33	127	131
Other operating income	159	118	753	413
Total non-interest income	938	989	2,435	3,531

Non-Interest Expense
Salaries and employee benefits	1,728	1,846	5,428	5,352
Net occupancy expense	268	262	821	751
Furniture and equipment expense	282	311	855	827
Marketing expense	140	114	446	369
Third party services	171	180	480	510
Telephone, postage and supplies expense	125	126	361	382
State taxes	103	52	320	283
Other expense	323	353	981	1,028
Total non-interest expense	3,140	3,244	9,692	9,502
Income before income taxes	1,816	1,839	4,957	6,002
Provision for income taxes	385	386	1,124	1,308

Net Income	$1,431	$1,453	$3,833	$4,694
Net Income Per Share - Basic	$.46	$.47	$1.24	$1.52
Net Income Per Share - Diluted	$.45	$.46	$1.21	$1.48
Cash Dividends Per Share	$.195	$.185	$.585	$.555

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands)
	(unaudited)
	September 30,	December 31,
	2005	2004

Assets
Cash and due from banks	$22,017	$19,026
Federal funds sold	1,494	3,159
Total cash and cash equivalents	23,511	22,185

Investment securities
Available-for-sale (cost $245,209 and $266,000)	244,487	267,561
Held-to-maturity (market value $6,127 and $6,432)	5,898	6,203
Non-marketable equity securities	3,682	3,947
Loans held-for-sale	300	312
Total loans and leases, net of unearned income	287,488	268,048
Allowance for loan and lease losses	(2,568)	(2,612)
Net loans and leases	284,920	265,436
Bank-owned life insurance	8,003	7,906
Premises and equipment, net	5,258	5,640
Accrued interest receivable	2,639	2,531
Other assets	3,414	1,923
Total assets	$582,112	$583,644

Liabilities
Deposits
Demand, non-interest-bearing	$56,743	$52,603
Interest-bearing demand accounts	103,168	95,120
Money market accounts	43,790	60,434
Savings	51,816	55,511
Time	156,649	160,845
Time over $100,000	47,698	41,975
Total deposits	459,864	466,488
Short-term borrowings	18,357	13,374
Federal Home Loan Bank advances	55,000	55,000
Accrued interest payable	1,334	1,179
Other liabilities	926	1,828
Total liabilities	535,481	537,869

Shareholders' Equity
Common stock, par value $.625 per share; authorized 10,000,000 shares; 3,209,321 and 3,204,764 shares issued; 3,102,635 and 3,098,078 shares outstanding	2,006	2,003
Surplus	9,078	9,005
Retained earnings	37,588	35,570
Accumulated other comprehensive (loss) gain, net	(547)	691
Treasury stock, at cost; 106,686 shares	(1,494)	(1,494)
Total shareholders' equity	46,631	45,775
Total liabilities and shareholders' equity	$582,112	$583,644

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	(unaudited)
Nine Months Ended September 30,	2005	2004

Operating Activities
Net income	$3,833	$4,694
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	652	638
Securities gains	(673)	(762)
Impairment write-down of securities	1,253	—
Net gain on sale of repossessed assets	(211)	—
Proceeds from sale of repossed assets	211	—
Net gain on sale of loans	(127)	(131)
Loss on disposal of premises and equipment	1	3
Loss on equity investment in title company	—	20
Proceeds from sales of residential mortgages	7,510	7,737
Originations of residential mortgages held-for-sale	(7,500)	(6,428)
Income on bank-owned life insurance	(187)	(200)
Life insurance proceeds/premiums net	90	(21)
Deferred income tax (benefit) provision	(163)	386
Net (decrease) increase in income taxes receivable	(249)	169
Net increase in accrued interest receivable	(108)	(42)
Net amortization of premiums and discounts	690	652
Net increase (decrease) in accrued interest payable	155	(153)
Increase in other assets	(516)	(324)
Decrease in other liabilities	(488)	(383)
Net cash provided by operating activities	4,173	5,855

Investing Activities
Proceeds from maturities and calls of investment securities
available-for-sale	26,177	46,174
held-to-maturity	300	4,925
Proceeds from sales of investment securities
available-for-sale	37,521	54,544
Purchase of investment securities
available-for-sale	(44,048)	(114,927)
Net change in non-marketable equity securities	265	(165)
Net increase in loans and leases	(19,411)	(30,344)
Net purchases of premises and equipment	(271)	(1,395)
Net cash provided (used) by investing activities	533	(41,188)

Financing Activities
Net increase in non-interest-bearing deposits	4,140	5,533
Net (decrease) increase in interest-bearing non-maturity deposits	(12,291)	25,147
Net increase in time deposits	1,527	14,755
Net increase (decrease) in short-term borrowings	4,983	(956)
Cash dividends paid	(1,815)	(1,718)
Proceeds from issuance of common stock	76	41
Net cash (used) provided by financing activities	(3,380)	42,802
Increase in cash and cash equivalents	1,326	7,469
Cash and cash equivalents at beginning of year	22,185	26,066
Cash and cash equivalents at end of period	$23,511	$33,535

Supplemental Cash Flow Disclosures
Interest paid	$8,489	$7,007
Income taxes paid	1,517	815
Non-Cash Transactions
Change in net unrealized holding gains (losses), net of taxes, on available-for-sale securities	(1,238)	(987)
Transfer of loan to repossessed assets	-	1,026

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004, AND DECEMBER 31, 2004
(Unaudited)

1. REPORTING AND ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of QNB Corp. (QNB) and its wholly-owned subsidiary, The Quakertown National Bank (the Bank). All significant intercompany accounts and transactions are eliminated in the consolidated statements.

The consolidated balance sheet as of September 30, 2005, as well as the statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the statements of cash flows for the nine-month periods ended September 30, 2005 and 2004, is unaudited. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2004 Annual Report incorporated in the Form 10-K. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

STOCK BASED COMPENSATION

At September 30, 2005, QNB had stock-based employee compensation plans that were accounted for under the recognition and measurement principles of Accounting Principles Bulletin (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2006, QNB will adopt Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), Share-Based Payment (FAS No. 123R). See Note 7 for further details. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The "fair value" approach under FASB Statement No. 123, Accounting for Stock-Based Compensation, takes into account the time value of the option and will generally result in compensation expense being recorded. Each year since the inception of Statement No. 123, QNB has disclosed, in the notes to the consolidated financial statements contained in its annual report to shareholders, what the earnings impact would have been had QNB elected the "fair value" approach under Statement No. 123. Such disclosure is now required on a quarterly basis in accordance with Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.

Form 10-Q

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004, AND DECEMBER 31, 2004
(Unaudited)

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$1,431	$1,453	$3,833	$4,694
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net related tax effects	25	25	76	69
Pro forma net income	$1,406	$1,428	$3,757	$4,625
Earnings per share
Basic – as reported	$.46	$0.47	$1.24	$1.52
Basic – pro forma	$.45	$0.46	$1.21	$1.49
Diluted – as reported	$.45	$0.46	$1.21	$1.48
Diluted – pro forma	$.44	$0.45	$1.18	$1.46

2. PER SHARE DATA

The following sets forth the computation of basic and diluted earnings per share (share and per share data are not in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Numerator for basic and diluted earnings per share-net income	$1,431	$1,453	$3,833	$4,694

Denominator for basic earnings per share-weighted average shares outstanding	3,102,628	3,096,857	3,101,300	3,096,057

Effect of dilutive securities-employee stock options	71,420	79,689	74,898	82,214

Denominator for diluted earnings per share- adjusted weighted average shares outstanding	3,174,048	3,176,546	3,176,198	3,178,271

Earnings per share-basic	$.46	$0.47	$1.24	$1.52
Earnings per share-diluted	$.45	$0.46	$1.21	$1.48

Form 10-Q

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004, AND DECEMBER 31, 2004
(Unaudited)

2. PER SHARE DATA (Continued):

There were 40,000 stock options that were anti-dilutive for the three and nine-month periods ended September 30, 2005. There were 20,000 stock options that were anti-dilutive for the three and nine-month periods ended September 30, 2004. These stock options were not included in the above calculation.

3. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business entity during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following table shows the components and activity of comprehensive income during the periods ended September 30, 2005 and 2004 (net of the income tax effect):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Unrealized holding (losses) gains arising during the period on securities held	$(1,283)	$2,855	$(1,811)	$(484)

Reclassification adjustment for losses (gains) included in net income	3	(44)	573	(503)

Net change in unrealized (losses) gains during the period	(1,280)	(139)222,811	(1,238)	(987)

Unrealized holding gains (losses), beginning of period	733	(1,457)	691	2,341

Unrealized holding (losses) gains, end of period	$(547)	$1,354	$(547)	$1,354

Net income	$1,431	$1,453	$3,833	$4,694
Other comprehensive income, net of tax: Unrealized holding (losses) gains arising during the period	(1,280)	2,811	(1,238)	(987)
Comprehensive income	$151	$4,264	$2,595	$3,707

Form 10-Q

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004, AND DECEMBER 31, 2004
(Unaudited)

4. LOANS AND LEASES

The following table presents loans and leases by category as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Commercial and industrial	$58,616	$57,364
Agricultural	5	8
Construction	8,510	7,027
Real estate-commercial	98,547	98,397
Real estate-residential	111,066	99,893
Consumer	5,411	5,376
Lease financing	5,291	0
Total loans and leases	287,446	268,065
Less unearned costs (income)	42	(17)
Total loans and leases, net of unearned income	$287,488	$268,048

5. INTANGIBLE ASSETS

As a result of a purchase of deposits in 1997, QNB recorded a deposit premium of $511,000. This premium is being amortized, for book purposes, over ten years and is reviewed annually for impairment. The net carrying amount was $107,000 and $145,000 at September 30, 2005 and December 31, 2004, respectively. Amortization expense for core deposit intangibles was $12,000 for both three-month periods ended September 30, 2005 and 2004 and $38,000 for both nine-month periods ended September 30, 2005 and 2004.

The following table reflects the components of mortgage servicing rights as of the periods indicated:

	September 30,	December 31,
	2005	2004

Mortgage servicing rights beginning balance	$552	$582
Mortgage servicing rights capitalized	56	66
Mortgage servicing rights amortized	(86)	(122)
Fair market value adjustments	5	26

Mortgage servicing rights ending balance	$527	$552

Mortgage loans serviced for others	$76,715	$78,904
Amortization expense of intangibles	124	173

Form 10-Q

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004, AND DECEMBER 31, 2004
(Unaudited)

5. INTANGIBLE ASSETS (Continued):

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense

For the Year Ended 12/31/05	$162
For the Year Ended 12/31/06	147
For the Year Ended 12/31/07	125
For the Year Ended 12/31/08	68
For the Year Ended 12/31/09	56

6. RELATED PARTY TRANSACTIONS

On September 22, 2005, QNB Corp.’s wholly-owned subsidiary, The Quakertown National Bank (the “Bank”), approved and entered into an agreement with Eugene T. Parzych, Inc. for the renovation of the Bank’s property at 322 W. Broad Street, Quakertown, Pennsylvania to be used as additional office space. The cost of the renovations is expected to be approximately $1 million. The bids for this project were submitted through a formal bidding process and reviewed by the Board of Directors. The bid received from Eugene T. Parzych, Inc. was the second lowest bid presented. Mr. Gary S. Parzych is the president of Eugene T. Parzych, Inc. and is also a director of QNB Corp. Management and the Board of Directors of QNB Corp. and the Bank believe this is an arms-length transaction.

As of September 30, 2005, amounts due from directors, principal officers, and their related interests totaled $3,564,000. All of these transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Also, they did not involve a more than normal risk of collectibility or present any other unfavorable features.

7. RECENT ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation and Share-Based Payment

In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for FASB Statement No. 123 (revised 2004), Share-Based Payment (FAS No. 123R). The Statement requires that compensation cost, relating to share-based payment transactions, be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. QNB will adopt FAS No. 123 (Revised 2004) on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on QNB’s results of operations.

In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of

Form 10-Q

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004, AND DECEMBER 31, 2004
(Unaudited)

7. RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of FAS No. 123R, and the disclosures in Management’s Discussion and Analysis subsequent to the adoption. QNB will provide SAB No. 107 required disclosures upon adoption of FAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on QNB’s financial condition, results of operations, and cash flows.

Accounting Changes and Errors Corrections

In June 2005, the FASB issued FAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No. 154 improves financial reporting because its requirements enhance the consistency of financial reporting between periods. The provisions of FAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

QNB Corp. (the Corporation) is a bank holding company headquartered in Quakertown, Pennsylvania. The Corporation, through its wholly-owned subsidiary, The Quakertown National Bank (the Bank), has been serving the residents and businesses of Upper Bucks, Northern Montgomery and Southern Lehigh Counties in Pennsylvania since 1877. The Bank is a locally managed community bank that provides a full range of commercial, retail banking and investment management services. The consolidated entity is referred to herein as “QNB”.

Forward-Looking Statements

In addition to historical information, this document contains forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “believe,”“expect,”“anticipate,”“intend,”“estimate,”“project” and variations of such words and similar expressions, or future or conditional verbs such as “will,”“would,”“should,”“could,”“may” or similar expressions. The U.S. Private Securities Litigation Reform Act of 1995 provides safe harbor in regard to the inclusion of forward-looking statements in this document and documents incorporated by reference.

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and its subsidiary and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:
•	Operating, legal and regulatory risks
•	Economic, political and competitive forces affecting the Corporation’s line of business
•	The risk that the analysis of these risks and forces could be incorrect, and/or that the strategies developed to address them could be unsuccessful
•	Volatility in interest rates
•	Increased credit risk

QNB cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time, and QNB assumes no duty to update forward-looking statements. Management cautions readers not to place undue reliance on any forward-looking statements. These statements speak only as of the date made, and they advise readers that various factors, including those described above, could affect QNB’s financial performance and could cause actual results or circumstances for future periods to differ materially from those anticipated or projected. Except as required by law, we do not undertake, and specifically disclaim any obligation, to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

Critical Accounting Policies and Estimates (Continued)
QNB evaluates estimates on an on-going basis, including those related to the allowance for loan and lease losses, non-accrual loans, other real estate owned, other-than-temporary investment impairments, intangible assets, stock option plan and income taxes. QNB bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

QNB believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan and lease losses, income taxes and other-than-temporary investment security impairment. Each estimate is discussed below. The financial impact of each estimate is discussed in the applicable sections of Management’s Discussion and Analysis.

Allowance for Loan and Lease Losses

QNB maintains an allowance for loan and lease losses, which is intended to absorb probable known and inherent losses in the outstanding loan portfolio. The allowance is reduced by actual credit losses and is increased by the provision for loan and lease losses and recoveries of previous losses. The provisions for loan losses are charged to earnings to bring the total allowance for loan and lease losses to a level considered necessary by management.

The allowance for loan and lease losses is based on management’s continuing review and evaluation of the loan portfolio. The level of the allowance is determined by assigning specific reserves to individually identified problem credits and general reserves to all other loans. The portion of the allowance that is allocated to internally criticized and non-accrual loans is determined by estimating the inherent loss on each credit after giving consideration to the value of underlying collateral. The general reserves are based on the composition and risk characteristics of the loan portfolio, including the nature of the loan portfolio, credit concentration trends, historic and anticipated delinquency and loss experience, as well as other qualitative factors such as current economic trends.

Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio. QNB’s lending and loan administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the ability to repay debt or the value of pledged collateral. A loan classification and review system exists that identifies those loans with a higher than normal risk of uncollectibility. Each commercial loan is assigned a grade based upon an assessment of the borrower’s financial capacity to service the debt and the presence and value of collateral for the loan. An independent loan review group tests risk assessments and evaluates the adequacy of the allowance for loan and lease losses. Management meets monthly to review the credit quality of the loan portfolio and quarterly to review the allowance for loan and lease losses.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review QNB’s allowance for losses on loans and leases. Such agencies may require QNB to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Management believes that it uses the best information available to make determinations about the adequacy of the allowance and that it has established its existing allowance for loan and lease losses in accordance with GAAP. If circumstances differ substantially from the assumptions used in making determinations, future

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

Critical Accounting Policies and Estimates (Continued):
adjustments to the allowance for loan and lease losses may be necessary and results of operations could be affected. Because future events affecting borrowers and collateral cannot be predicted with certainty, increases to the allowance may be necessary should the quality of any loans or leases deteriorate as a result of the factors discussed above.

Income Taxes

QNB accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. During the second quarter of 2005, QNB established a valuation allowance of $190,000 to offset a portion of the tax benefits associated with certain impaired securities that management believes may not be realizable. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, go beyond QNB’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

Other-than-Temporary Impairment of Investment Securities

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

OVERVIEW

QNB reported net income for the third quarter of 2005 of $1,431,000, or $.45 per common share on a diluted basis. The third quarter 2005 results compare to net income of $1,453,000, or $.46 per share diluted, for the same period in 2004. Net income for the first nine months of 2005 was $3,833,000, or $1.21 per diluted share, a decrease from the $4,694,000, or $1.48 per diluted share, for the comparable period in 2004.

The results for the 2005 nine-month period were significantly impacted by a $1,253,000 other-than-temporary impairment loss, recorded in the second quarter, related to certain Fannie Mae (FNMA) and Freddie Mac (FHLMC) preferred stock issues recorded in accordance with U.S. generally accepted accounting principles (GAAP). On an after-tax basis, the non-cash, non-operating impairment charge was approximately $1,017,000. Excluding the securities write-down, net income for the nine-month period would have been $4,850,000, or $1.53 per share on a diluted basis.

Two important measures of profitability in the banking industry are an institution's return on average assets and return on average shareholders' equity. Return on average assets was .97% and 1.01%, while the return on average equity was 12.19% and 13.30%, for the three months ended September 30, 2005 and 2004,

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW (Continued)
respectively. For the nine-month periods ended September 30, 2005 and 2004, return on average assets was .88% and 1.13%, and the return on average equity was 11.07% and 14.75%, respectively. Excluding the impact of the impairment charge, the return on average assets for the nine-month period ended September 30, 2005 would have been 1.11% and the return on average equity would have been 14.00%.

QNB’s net interest income declined in the third quarter of 2005, to $4,018,000, as compared to $4,094,000 for the same quarter of 2004 due to the continued compression of the net interest margin. Funding costs of deposits and short-term borrowings increased to a greater degree than the rates earned on loans and investments. This is primarily the result of three factors: a highly competitive deposit and loan pricing environment, a sustained flat Treasury yield curve and the current structure of QNB’s balance sheet. The net interest margin declined 12 basis points to 3.18% from the third quarter of 2004 to the third quarter of 2005.

Non-interest income, excluding gains and losses on securities and loans, was $911,000 for the quarter ended September 30, 2005, a 2.4% increase over the $890,000 earned in 2004. The increase in non-interest income is attributed to ATM and debit card income as consumers continue to rely on the card as a more acceptable way to pay for goods and services. Also contributing to the increase in non-interest income was QNB’s membership in a title insurance company and an increase in official check income, each of which increased $12,000 for the quarter. Offsetting this increase was a $40,000 decrease in fees for services to customers.

Non-interest expenses were $3,140,000 for the quarter ended September 30, 2005, compared to $3,244,000 in 2004, a 3.2% decrease. Salary and benefit expense declined $118,000, to $1,728,000, for the quarter ended September 30, 2005. Contributing to the decline were fewer full-time equivalent employees and a reduction in incentive compensation expense.

The balance sheet obtained strong growth in loans with average loans increasing $20,044,000 when comparing the three months ended September 30, 2005 to September 30, 2004 QNB’s successful loan growth is attributable to developing new relationships as well as further cultivating existing relationships with small businesses in our communities . Also contributing to the loan growth was the new lease financing line of business, as well as the continued demand for residential mortgage and home equity loans. This loan growth was achieved while maintaining excellent asset quality. No provision for loan and lease losses was necessary during the quarter. On the funding side of the balance sheet, total average deposits decreased $748,000, or .2%. Average money market balances and average time deposit balances increased $1,019,000 and $8,133,000, respectively, while average interest-bearing demand accounts and average savings accounts decreased $7,074,000 and $2,826,000, respectively, when comparing the three-month periods.

QNB earns its revenues primarily from the difference between the interest income it earns on loans and investment securities and the interest expense it pays for deposits and borrowed money that fund these assets. QNB also derives revenue from deposit related services. QNB seeks to achieve sufficient and reliable earnings by growing its business while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to Board approved levels.

QNB operates in an attractive market for financial services but also a market with intense competition from other local community banks and regional and national financial institutions. QNB’s “Sincere Interest in Your Success” is achieved by offering a broad range of high quality financial products and services. QNB has established internal standards of service excellence and actively trains all employees on those standards so the customer experiences a consistent high level of service at all points of contact with the Bank. QNB also complements the customer experience with high quality technology solutions in order to meet its mission of “High Tech, High Touch”.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	September 30, 2005			September 30, 2004
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal Funds Sold	$6,779	3.45%	$59	$6,325	1.52%	$24
Investment securities:
U.S. Treasury	6,107	2.22%	34	6,436	1.97%	32
U.S. Government agencies	26,580	3.98%	265	30,317	3.64%	276
State and municipal	52,595	6.50%	855	53,062	6.53%	866
Mortgage-backed and CMOs	140,905	4.17%	1,468	145,638	4.29%	1,563
Other	28,291	5.87%	415	29,708	5.24%	389
Total investment securities	254,478	4.77%	3,037	265,161	4.72%	3,126
Loans:
Commercial real estate	125,132	6.23%	1,965	120,392	5.79%	1,751
Residential real estate	25,669	5.85%	375	20,564	6.08%	313
Home equity loans	61,055	6.00%	923	57,005	5.61%	803
Commercial and industrial	47,761	6.33%	763	44,767	4.98%	561
Lease financing	3,674	8.85%	82	-	0.00%	-
Consumer loans	5,434	8.68%	119	5,849	9.11%	134
Tax-exempt loans	11,939	5.21%	157	12,043	5.14%	156
Total loans, net of unearned income*	280,664	6.20%	4,384	260,620	5.67%	3,718
Other earning assets	4,716	2.12%	25	4,874	1.28%	16
Total earning assets	546,637	5.45%	$7,505	536,980	5.10%	$6,884
Cash and due from banks	20,101			20,241
Allowance for loan losses	(2,582)			(2,940)
Other assets	19,112			18,653
Total assets	$583,268	5.11%		$572,934	4.78%

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand accounts	$97,314	1.43%	$352	$104,388	0.68%	$179
Money market accounts	45,183	1.84%	210	44,164	0.97%	108
Savings	52,571	0.39%	52	55,397	0.39%	55
Time	161,786	3.11%	1,270	158,388	2.64%	1,053
Time over $100,000	47,676	3.21%	386	42,941	2.47%	267
Total interest-bearing deposits	404,530	2.23%	2,270	405,278	1.63%	1,662
Short-term borrowings	17,693	2.25%	100	12,481	1.01%	32
Federal Home Loan Bank advances	55,000	5.45%	755	55,000	5.29%	731
Total interest-bearing liabilities	477,223	2.60%	3,125	472,759	2.04%	2,425
Non-interest-bearing deposits	56,833			53,912
Other liabilities	2,643			2,807
Shareholders' equity	46,569			43,456
Total liabilities and
shareholders' equity	$583,268	2.13%		$572,934	1.68%
Net interest rate spread		2.85%			3.06%
Margin/net interest income		3.18%	$4,380		3.30%	$4,459

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34%.
Non-accrual loans are included in earning assets.
* Includes loans held-for-sale

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Nine Months Ended
	September 30, 2005			September 30, 2004
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal Funds Sold	$6,312	3.07%	$145	$6,560	1.16%	$57
Investment securities:
U.S. Treasury	6,124	2.10%	96	6,653	1.95%	97
U.S. Government agencies	37,498	3.74%	1,052	29,723	3.78%	843
State and municipal	52,660	6.50%	2,569	51,503	6.54%	2,525
Mortgage-backed and CMOs	136,983	4.18%	4,299	142,821	4.25%	4,554
Other	29,431	5.66%	1,249	29,947	5.31%	1,193
Total investment securities	262,696	4.70%	9,265	260,647	4.71%	9,212
Loans:
Commercial real estate	123,388	6.15%	5,674	112,099	5.84%	4,900
Residential real estate	24,957	5.87%	1,098	20,333	6.31%	963
Home equity loans	60,100	5.88%	2,642	53,807	5.73%	2,307
Commercial and industrial	45,628	6.15%	2,099	41,891	4.88%	1,531
Lease financing	1,488	9.11%	101	-	0.00%	-
Consumer loans	5,298	8.83%	350	5,662	9.55%	405
Tax-exempt loans	12,683	5.25%	499	12,257	5.24%	480
Total loans, net of unearned income*	273,542	6.09%	12,463	246,049	5.75%	10,586
Other earning assets	4,689	2.50%	88	4,830	1.41%	51
Total earning assets	547,239	5.37%	$21,961	518,086	5.13%	$19,906
Cash and due from banks	19,252			19,706
Allowance for loan losses	(2,595)			(2,926)
Other assets	19,006			18,309
Total assets	$582,902	5.04%		$553,175	4.81%

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing demand accounts	$93,440	1.12%	$782	$99,262	0.60%	$449
Money market accounts	55,073	1.69%	698	39,203	0.77%	226
Savings	54,507	0.39%	160	54,702	0.39%	161
Time	162,986	2.95%	3,597	155,212	2.63%	3,055
Time over $100,000	44,307	2.96%	983	40,351	2.37%	715
Total interest-bearing deposits	410,313	2.03%	6,220	388,730	1.58%	4,606
Short-term borrowings	13,330	2.00%	199	11,904	0.92%	82
Federal Home Loan Bank advances	55,000	5.41%	2,225	55,000	5.26%	2,166
Total interest-bearing liabilities	478,643	2.41%	8,644	455,634	2.01%	6,854
Non-interest-bearing deposits	55,192			52,138
Other liabilities	2,766			2,888
Shareholders’ equity	46,301			42,515
Total liabilities and
shareholders’ equity	$582,902	1.98%		$553,175	1.66%
Net interest rate spread		2.96%			3.12%
Margin/net interest income		3.25%	$13,317		3.37%	$13,052

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34%.
Non-accrual loans are included in earning assets.
* Includes loans held-for-sale

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

	Three Months Ended			Nine Months Ended
	September 30, 2005 compared			September 30, 2005 compared
	to September 30, 2004			to September 30, 2004

	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Federal Funds Sold	$35	$2	$33	$88	$(2)	$90
Investment securities:
U.S. Treasury	2	(2)	4	(1)	(8)	7
U.S. Government agencies	(11)	(34)	23	209	220	(11)
State and municipal	(11)	(8)	(3)	44	57	(13)
Mortgage-backed and CMOs	(95)	(51)	(44)	(255)	(186)	(69)
Other	26	(19)	45	56	(20)	76
Loans:
Commercial real estate	214	71	143	774	490	284
Residential real estate	62	77	(15)	135	219	(84)
Home equity loans	120	58	62	335	268	67
Commercial and industrial	202	38	164	568	136	432
Lease financing	82	82	-	101	101	-
Consumer loans	(15)	(9)	(6)	(55)	(26)	(29)
Tax-exempt loans	1	(1)	2	19	17	2
Other earning assets	9	(1)	10	37	(1)	38
Total interest income	$621	$203	$418	$2,055	$1,265	$790
Interest expense:

Interest-bearing demand accounts	$173	$(11)	$184	$333	$(26)	$359
Money market accounts	102	3	99	472	91	381
Savings	(3)	(3)	(0)	(1)	(1)	(0)
Time	217	23	194	542	152	390
Time over $100,000	119	30	89	268	70	198
Short-term borrowings	68	13	55	117	10	107
Federal Home Loan Bank advances	24	-	24	59	-	59
Total interest expense	700	55	645	1,790	296	1,494
Net interest income	$(79)	$148	$(227)	$265	$969	$(704)

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and nine-month periods ended September 30, 2005 and 2004.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Total interest income	$7,143	$6,519	$20,858	$18,827
Total interest expense	3,125	2,425	8,644	6,854

Net interest income	4,018	4,094	12,214	11,973
Tax equivalent adjustment	362	365	1,103	1,079

Net interest income (fully taxable equivalent)	$4,380	$4,459	$13,317	$13,052

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

For purposes of this discussion, interest income and the average yield earned on loans and investment securities are adjusted to a tax-equivalent basis as detailed in the tables that appear on pages 14 and 15. This adjustment to interest income is made for analysis purposes only. Interest income is increased by the amount of savings of Federal income taxes, which QNB realizes by investing in certain tax-exempt State and municipal securities and by making loans to certain tax-exempt organizations. In this way, the ultimate economic impact of earnings from various assets can be more easily compared.

The net interest rate spread is the difference between average rates received on earning assets and average rates paid on interest-bearing liabilities, while the net interest rate margin includes interest-free sources of funds.

Net interest income decreased 1.9%, to $4,018,000, for the quarter ended September 30, 2005, as compared to $4,094,000 for the quarter ended September 30, 2004. On a tax-equivalent basis, net interest income decreased by 1.8% from $4,459,000 for the three months ended September 30, 2004 to $4,380,000 for the same period ended September 30, 2005. Through the second quarter of 2005, the growth in earning assets had been able to offset the declining net interest margin. The ability of QNB to increase net interest income had been the result of the growth in deposits and the investment of these deposits into profitable loans and investment securities. The third quarter represents the period where the majority of tax money is received by local school districts and bid out to financial institutions. These funds are short-term in nature with most of the funds withdrawn within nine months. As a result of the flat yield curve and the above market deposit pricing by a few financial institutions, QNB decided not to aggressively seek to retain some deposits of these school districts by paying high short-term rates. These funds would not have added significant incremental net interest income and

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

would have further eroded the net interest margin. When comparing the third quarter of 2005 to the same period in 2004, average deposits increased $2,173,000, or .5%, average short-term borrowings increased $5,212,000 and average earning assets increased $9,657,000, or 1.8%. On a comparison of balances at September 30, 2005 and 2004, total deposits decreased $24,210,000 to $459,864,000 at September 30, 2005, with municipal money market and municipal interest-bearing demand accounts decreasing $23,707,000, to approximately $50,537,000 at September 30, 2005.

When comparing the third quarters of 2005 and 2004, the net interest margin and net interest rate spread declined by 12 basis points and 21 basis points, respectively. The net interest margin decreased to 3.18% for the third quarter of 2005 from 3.30% for the third quarter of 2004, while the net interest rate spread decreased to 2.85% from 3.06% during the same period. In this rising interest rate environment, interest rates paid on deposits, particularly floating rate municipal interest- bearing demand accounts, indexed money market deposits and time deposits, are repricing faster and to a greater degree than rates earned on loans and investment securities.

The Federal Reserve Board continued its “measured pace” strategy by increasing the Federal funds rate six times by 25 basis points each time during the first nine months of 2005. Since June 29, 2004, it has increased the rate eleven times by an aggregate of 275 basis points, from 1.00% to 3.75%. While the yield on earning assets on a tax-equivalent basis has increased from 5.10% for the third quarter of 2004 to 5.45% for the third quarter of 2005, the rate of increase was slowed because of the fixed rate nature of the investment and loan portfolio and the strong price competition for loans. The yield on the investment portfolio increased slightly from 4.72% for the third quarter of 2004 to 4.77% for the third quarter of 2005. The increase in the yield on the investment portfolio was constrained by limited cash flow to reinvest at slightly higher interest rates.

The yield on loans increased 53 basis points to 6.20% when comparing the third quarter of 2004 to the third quarter of 2005. The average prime rate when comparing these same periods increased 200 basis points, from 4.42% to 6.42%. While QNB was positively impacted from the multiple increases in prime rate, the overall yield on the loan portfolio did not increase proportionately, since only a percentage of the loan portfolio reprices immediately with changes in the prime rate. The benefits from an increase in the prime rate were partially offset by the long period of historically low interest rates which resulted in the refinancing of residential mortgage, home equity and commercial real estate loans into lower yielding fixed rate loans. The commercial and industrial category of loans benefited the most from the increase in the prime rate, as many of these loans are indexed to that rate. The yield on this category increased 135 basis points when comparing the two quarters. The yield on home equity lines of credit has also increased as these loans are indexed to the prime rate. Also contributing to the increase in the yield on loans was QNB’s entrance into equipment lease financing to small businesses. The average balance of lease receivables for the third quarter of 2005 was $3,674,000 at an average rate of 8.85%. The rate of increase in loan yields will be determined by how quickly and to what degree the Federal Reserve Board continues to increase interest rates, the shape of the yield curve and how much the competitive nature of the business keeps loan rates down.

The yield on earning assets and total interest income was positively impacted by the change in the mix of earning assets resulting from the growth in loans. Total average loans increased $20,044,000, or 7.7%, when comparing the third quarter of 2005 to the third quarter of 2004. This growth in loans contributed to the increase in the average loan to average deposit ratio from 56.8% for the third quarter of 2004 to 61.4% for the third quarter of 2005. The loan to deposit ratio at September 30, 2005 was 62.6%, an improvement from the 54.0% at September 30, 2004.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

While total interest income on a tax-equivalent basis increased $621,000 when comparing the third quarter of 2005 to the third quarter of 2004, total interest expense increased $700,000. The increase in interest expense was primarily the result of the increase in interest rates paid on deposits and short-term borrowings as total average interest bearing liabilities only increased .9% when comparing the two quarters. The rate paid on interest-bearing liabilities increased from 2.04% for the third quarter of 2004 to 2.60% for the third quarter of 2005, while the rate paid on interest-bearing deposits increased from 1.63% to 2.23% during this same period. Interest expense and the rate paid on municipal interest-bearing demand accounts, indexed money market accounts and time deposit accounts increased the most as these accounts were more reactive to the increase in market interest rates. Interest expense on total money market accounts increased $102,000, and the rate paid increased from .97% to 1.84% when comparing the two quarters. The increase in the rate paid was primarily the result of the impact of rising short-term interest rates on QNB’s Treasury Select Money Market Account. This product is a variable rate account, indexed to the monthly average of the 91-day Treasury bill based on balances in the account. The yield on this product has increased as short-term interest rates have increased.

Interest expense on time deposits increased $336,000, while the average rate paid on time deposits increased from 2.61% to 3.14% when comparing the two periods. Like fixed-rate loans and investment securities, certificates of deposit reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, the maturity and repricing characteristics tend to be shorter. This feature, combined with the strong rate competition for these deposits, will likely result in the continued increase in the rates paid on time deposits. Average time deposits increased $8,133,000, or 4.0%, when comparing the third quarter of 2005 to the third quarter of 2004.

Interest expense on interest-bearing demand accounts increased $173,000 when comparing the two quarters while the rate paid increased from .68% to 1.43%. Approximately 40.0% of the average balance of $97,314,000 for the third quarter of 2005 is municipal deposits which reprice with changes in the Federal funds rate.

For the nine-month period ended September 30, 2005, net interest income increased $241,000, or 2.0%, to $12,214,000. On a tax-equivalent basis, net interest income increased $265,000, or 2.0%. Included in net interest income for the first nine months of 2005 and 2004 was $40,000 and $65,000, respectively, in interest and fees recognized on the pay-off of loans that had not been accruing interest or had previously been charged off. The increase in net interest income is a result of the increase in average earning assets offsetting the decline in the net interest margin. Average earning assets increased 5.6% while the net interest margin declined 12 basis points. The net interest margin on a tax-equivalent basis was 3.25% for the nine-month period ended September 30, 2005 compared with 3.37% for the same period in 2004.

Total interest income on a tax-equivalent basis increased $2,055,000, from $19,906,000 to $21,961,000, when comparing the nine-month periods ended September 30, 2004 to September 30, 2005. Approximately $1,265,000 of the increase in interest income was related to volume. Average loans increased 11.2%, to $273,542,000 and contributed $1,205,000 to the increase in interest income. Total interest income also benefited from the increase in short-term interest rates and the prime rate as the yield on earning assets increased from 5.13% to 5.37% for the nine-month periods. The yield on loans increased from 5.75% to 6.09% during this time. As mentioned previously, the yield on investments has been constrained and actually decreased slightly from 4.71% to 4.70% when comparing the nine-month periods.

Total interest expense increased $1,790,000, from $6,854,000 to $8,644,000, for the nine-month periods with interest on demand accounts, money market accounts, and time deposits accounting for $333,000, $472,000

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

and $810,000, respectively, of the increase. Unlike interest income, interest expense was impacted more by an increase in rates paid than by volume increases. Approximately $1,494,000 of the increase in interest expense was a result of higher interest rates. The yield on interest-bearing demand accounts, money market accounts and time deposits increased 52 basis points, 92 basis points and 37 basis points, respectively, when comparing the average rate paid for the nine-month periods ended September 30, 2005 and 2004. Interest expense on short-term borrowings increased by $117,000 as the average rate paid on these accounts increased from .92% to 2.00%. Average money market balances and average time deposit balances increased $15,870,000 and $11,730,000, respectively, while average interest-bearing demand accounts decreased $5,822,000 when comparing the nine-month periods.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses represents management's determination of the amount necessary to be charged to operations to bring the allowance for loan and lease losses to a level that represents management’s best estimate of the known and inherent losses in the existing loan and lease portfolio. Actual loan and lease losses, net of recoveries, serve to reduce the allowance.

The determination of an appropriate level of the allowance for loan and lease losses is based upon an analysis of the risk inherent in QNB's loan portfolio. Management uses various tools to assess the adequacy of the allowance for loan and lease losses. One tool is a model recommended by the Office of the Comptroller of the Currency. This model considers a number of relevant factors including: historical loan loss experience, the assigned risk rating of the credit, current and projected credit worthiness of the borrower, current value of the underlying collateral, levels of and trends in delinquencies and non-accrual loans, trends in volume and terms of loans, concentrations of credit, and national and local economic trends and conditions. This model is supplemented with another analysis that also incorporates exceptions to QNB’s loan policy and QNB’s portfolio exposure to borrowers with large dollar concentration. Other tools include ratio analysis and peer group analysis.

QNB’s management determined no provision for loan and lease losses was necessary for either the three or nine-month periods ended September 30, 2005 or 2004, as the analysis described above resulted in an allowance for loan and lease losses that was adequate in relation to the estimate of known and inherent losses in the portfolio. In addition, charge-offs and non-performing assets remain at low levels. QNB had net charge-offs of $17,000 and $307,000 during the third quarters of 2005 and 2004, respectively. For the nine-month periods ended September 30, 2005 and 2004 QNB had net charge-offs of $44,000 and $338,000, respectively. Included in net charge-offs in the third quarter of 2004 was a $350,000 charge-off related to the relinquishment of assets by a borrower to the Bank, as its secured creditor, and the transfer of this loan to other assets as a repossessed asset. This charge-off was recovered in the fourth quarter of 2004 and the first quarter of 2005 through the liquidation of assets, which was recorded in non-interest income as gains of $141,000 in the fourth quarter of 2004 and $209,000 in the first quarter of 2005. In addition, during the third quarter of 2004, QNB had a $50,000 recovery on a loan that had been charged-off in 1998.

Non-performing assets (non-accruing loans, loans past due 90 days or more, other real estate owned and other repossessed assets) amounted to .00% and .26% of total assets, respectively, at September 30, 2005 and 2004. This compares to .08% at December 31, 2004. There were no non-accrual loans at September 30, 2005. Non-accrual loans were $373,000 and $377,000 at December 31, 2004 and September 30, 2004, respectively. QNB did not have any other real estate owned as of September 30, 2005, December 31, 2004 or September

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

PROVISION FOR LOAN AND LEASE LOSSES (Continued)

30, 2004. There were no repossessed assets at September 30, 2005. Repossessed assets were $1,026,000 at September 30, 2004. The book value of repossessed assets at December 31, 2004 was zero.

There were no restructured loans as of September 30, 2005, December 31, 2004 or September 30, 2004 as defined in FASB Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for loan and lease losses was $2,568,000 and $2,612,000 at September 30, 2005 and December 31, 2004, respectively. The ratio of the allowance to total loans was .89% and .97% at the respective period end dates. The decline in the ratio is primarily the result of growth in the loan portfolio without the need to add a provision for loan and lease losses. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

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

There were no loans considered impaired at September 30, 2005. At September 30 2004, the recorded investment in loans for which impairment had been recognized in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15, totaled $376,000. The loans identified as impaired were collateral-dependent, with no valuation allowance necessary.

Management in determining the allowance for loan and lease losses makes significant estimates. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of loan reviews, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral if collateral dependent, or the present value of future cash flows.

Since the allowance for loan and lease losses is dependent, to a great extent, on conditions that may be beyond QNB’s control, it is at least reasonably possible that management’s estimates of the allowance for loan and lease losses and actual results could differ in the near term. In addition, various regulatory agencies, as an integral part of their examination process, periodically review QNB’s allowance for losses on loans. Such agencies may require QNB to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Total non-interest income decreased $51,000, to $938,000, for the quarter ended September 30, 2005, when compared to September 30, 2004. For the nine-month period, total non-interest income decreased $1,096,000

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

to $2,435,000. Excluding gains and losses on the sale of securities and loans, non-interest income for the three month period increased $21,000, or 2.4%, and for the nine-month period increased $250,000, or 9.5%.

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees decreased $40,000, or 7.6%, to $488,000 when comparing the two quarters and $121,000, or 8.1%, to $1,379,000 when comparing the nine-month periods. Contributing to the decline in fee income was a $10,000 reduction for the quarter and a reduction of $46,000 for the nine-month period in service charge income on non-interest bearing business checking accounts. The decline in the service charges on business accounts reflects the impact of a higher earnings credit rate, resulting from the increases in short-term interest rates, applied against balances to offset service charges incurred. Also, negatively impacting service charge income was the elimination of the monthly fee on an interest-bearing checking account product. This fee change resulted in the reduction in fee income of approximately $10,000 for the quarter and $29,000 for the nine-month period. In addition, overdraft income decreased $23,000 for the three-month period and $50,000 for the nine-month period. This decrease was a result of a decline in the volume of overdrafts during the third quarter of 2005, as well as an increase in the amount of these fees waived or charged-off as uncollectible during both the three and nine-month periods ended September 30, 2005.

ATM and debit card income is primarily comprised of income on debit cards and ATM surcharge income for the use of QNB ATM machines by non-QNB customers. ATM and debit card income was $176,000 for the third quarter of 2005, an increase of $23,000, or 15.0%, from the amount recorded during the third quarter of 2004. Income from ATM and debit cards was $506,000 and $433,000 for the nine months ended September 30, 2005 and 2004, respectively. This represents an increase of 16.9%. Debit card income increased $16,000, or 14.7%, and $45,000, or 14.4%, for the three-month and nine-month periods, respectively. The increase in debit card income was a result of the increased reliance on the card as a means of paying for goods and services by both consumers and business cardholders. An increase in pin based transactions resulted in additional interchange income of $9,000 and $26,000 when comparing the three and nine-month periods, respectively. Partially offsetting these positive variances was a reduction in ATM surcharge income of $4,000 during the three month period. This decrease was a result of fewer transactions by non-QNB customers at QNB ATM machines.

Income on bank-owned life insurance represents the earnings on life insurance policies in which the Bank is the beneficiary. The earnings on these policies were $61,000 and $62,000 for the three months ended September 30, 2005 and 2004, respectively. For the nine-month period, earnings on these policies decreased $13,000, to $187,000. The insurance carriers reset the rates on these policies annually. The decline in income is a result of a lower earnings rate resulting from the lower interest rate environment at the last reset date.

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over the period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. Mortgage servicing fees for the three and nine-month periods ended September 30, 2005 were $27,000 and $63,000, respectively. Included in these amounts is a $6,000 and $5,000 positive adjustment to the valuation allowance for impairment resulting from the increase in interest rates during the third quarter of 2005. Mortgage servicing fees for the three month and nine-month periods ended September 30, 2004 were $29,000 and $92,000, respectively. Included in these amounts is a $2,000 and $31,000 positive adjustment to the valuation allowance for impairment resulting from the increase in interest rates and slowdown in mortgage prepayments in 2004. Excluding the valuation allowance adjustments, mortgage servicing income would have been $21,000 and $27,000 for the third quarters of 2005 and 2004,

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

respectively, and $58,000 and $61,000 for the nine-month periods ended September 30, 2005 and 2004, respectively.

Also impacting mortgage servicing income was the difference in amortization expense and a decrease in the amount of mortgages serviced. The amount of amortization expense tends to be higher during periods of increased mortgage refinancing activity, because when a loan is paid off, the servicing asset related to that mortgage must be expensed. Amortization expense for the three-month periods ended September 30, 2005 and 2004 was $27,000 and $24,000, respectively. For the respective nine-month periods, amortization expense was $86,000 and $95,000. The average balance of mortgages serviced for others was $77,066,000 for the third quarter of 2005, compared to $81,728,000 for the third quarter of 2004, a decrease of 5.7%. The average balance of mortgages serviced was approximately $77,630,000 for the nine-month period ended September 30, 2005, compared to $83,477,000 for the first nine months of 2004, a decrease of 7.0%. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

During the third quarter of 2005 QNB recorded a loss on the sale of investment securities of $4,000. This was the result of an additional loss on the sale of one of the FHLMC perpetual preferred stock issues written down during the second quarter of 2005. There were no sales from the equity portfolio during the third quarter of 2005. Net gains on the sale of investment securities were $66,000 for the third quarter of 2004. Gain on the sale of equity securities contributed $58,000, while the sale of some fixed income securities for liquidity purposes resulted in a gain of $8,000.

Net security (losses)/gains were ($580,000) and $762,000 for the nine-month periods ended September 30, 2005 and 2004, respectively. In the second quarter of 2005, QNB determined that certain unrealized losses on perpetual preferred stock of FNMA and FHLMC was other-than-temporary in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” and the SEC’s Staff Accounting Bulletin No. 59 “Accounting for Non-current Marketable Equity Securities”. The securities that were subject to the impairment charge were $4,500,000 of variable rate securities that are rated AA- and Aa3 by S&P and Moody’s, respectively. These investment grade securities were held as part of the available for sale portfolio; therefore, the unrealized losses had already been recorded as a reduction in other comprehensive income, and no additional charge to capital was required. QNB’s assessment considered the duration and severity of the unrealized loss, the financial condition and near term prospects of the issuers, and the likelihood of the market value of these instruments increasing to the initial cost basis within a reasonable period of time. Based on the events at these issuers and the anticipated interest rate environment expected in the near term, it was concluded that the unrealized losses were other-than-temporary, and an impairment charge of $1,253,000 was recorded to write-down these investments to their fair values. Along with the impairment charge discussed above, for the nine-month period 2005, QNB recorded $240,000 of net gains from sales from the fixed income securities portfolio and $433,000 of gains from the equity portfolio. For the nine-month period, 2004 gains from the equity portfolio were $639,000, while gains from the fixed income portfolio were $123,000.

The fixed income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio in an effort to take advantage of changes in the shape of the yield curve, changes in spread relationships in different sectors and for liquidity purposes, as needed. Management will continue to look at strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. The net gain on the sale of residential mortgage loans was

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

$31,000 and $33,000 for the quarters ended September 30, 2005 and 2004, respectively. For the nine-month periods ended September 30, 2005 and 2004, net gains on the sale of loans were $127,000 and $131,000, respectively. Residential mortgage loans to be sold are identified at origination. Included in the gains on the sale of residential mortgages in the three-month periods were $17,000 and $11,000 related to the recognition of mortgage servicing assets. Included in the gains on the sale of residential mortgages in the nine-month periods were $56,000 and $59,000 related to the recognition of mortgage servicing assets. Proceeds from the sale of mortgages were $2,287,000 and $1,438,000 for the third quarter of 2005 and 2004, respectively. For the nine-month periods, proceeds from the sale of residential mortgage loans amounted to $7,510,000 and $7,737,000, respectively.

Other operating income increased $41,000, to $159,000, during the third quarter of 2005. The increase in other operating income for the quarter was the result of $12,000 of income from QNB’s membership in Laurel Abstract Company LLC, a title insurance company, and an increase of $12,000 related to income on official checks. The increase in official check income was a result of the increase in short-term interest rates. The third quarter of 2004 included a $20,000 write-down of the bank’s investment in Bankers’ Settlement Services of Eastern Pennsylvania, LLC, a title insurance company, which was liquidated.

For the nine-month period, other operating income increased $340,000, or 82.3%, to $753,000. The increase in other operating income for the quarter was the result of $21,000 of income from Laurel Abstract Company LLC, $62,000 of income from the proceeds of bank owned life insurance, a $45,000 refund of prior years’ sales tax payments and $208,000 in gains from the sale of repossessed assets.

Financial service organizations, including QNB, are challenged to demonstrate that they can generate an increased contribution to revenue from non-interest sources. QNB will continue to analyze other opportunities and products that could enhance its fee-based businesses.

NON-INTEREST EXPENSE

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services and various other operating expenses. Total non-interest expense of $3,140,000 for the quarter ended September 30, 2005 represents a decrease of $104,000, or 3.2%, from levels reported in the third quarter of 2004. Total non-interest expense for the nine months ended September 30, 2005 was $9,692,000, an increase of $190,000, or 2.0%, over 2004 levels.

Salaries and benefits is the largest component of non-interest expense. Salaries and benefits expense decreased $118,000, or 6.4%, to $1,728,000 for the quarter ended September 30, 2005 compared to the same quarter in 2004. Salary expense decreased $93,000, or 6.2%, during the period to $1,403,000, while benefits expense decreased $25,000, or 7.1%, to $325,000. Included in salary expense for the three months ended September 30, 2005 was a reversal of $40,000 of anticipated incentive compensation accrued during the first quarter of 2005. Included during the third quarter of 2005 was an accrual of $80,000 related to the incentive compensation plan. Excluding the impact of the incentive compensation plan, salary expense increased 1.9% for the three-month period. The number of full time-equivalent employees decreased by three when comparing the third quarters of 2005 and 2004. Merit increases offset the impact of the reduction in the number of employees. The decline in benefits expense is primarily the result of timing, as there was one less pay period in the third quarter of 2005 than there was in the third quarter of 2004. This difference resulted in lower payroll taxes and retirement plan expense.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (Continued)

For the nine-month period ended September 30, 2005, salaries and benefits expense increased $76,000, to $5,428,000, compared to the same period in 2004. Salary expense increased by $67,000, or 1.6%, to $4,356,000, while benefits expense increased by $9,000, or .8%, to $1,072,000, when comparing the two periods. There was no accrual for the nine months ended September 30, 2005 related to the incentive compensation plan. Included in salary expense for the nine months ended September 30, 2004 was an accrual of $180,000 for incentive compensation. Excluding the impact of the accrual for incentive compensation in 2004, salary expense increased 6.0% for the nine-month period. Merit and promotional increases, as well as an increase in the number of employees, contributed to this increase in salary expense. The number of full time-equivalent employees increased by three when comparing the nine-month periods.

Net occupancy expense increased $6,000, to $268,000, when comparing the third quarter of 2005 to the third quarter of 2004. For the nine-month period, net occupancy expense increased $70,000, to $821,000. For the three month period an increase in utility costs and taxes was partially offset by a reduction in maintenance costs. Contributing to the increase in the nine-month periods was higher costs related to depreciation, utilities, taxes maintenance and rent expense. The addition of a new supermarket branch, which opened late June 2004 and the purchase in July of 2004 of a building to be used for office space, contributed to these increases in net occupancy expense. It is anticipated that the completion of the renovation of the building and occupancy will take place during 2006.

Furniture and equipment expense decreased $29,000, or 9.3%, to $282,000, when comparing the three-month periods ended September 30, 2005 and 2004 and increased $28,000, or 3.4%, to $855,000, when comparing the nine-month periods. For the three-month periods, depreciation and amortization expense decreased $27,000. For the nine-month periods, depreciation expense increased $8,000, while equipment maintenance costs increased by $16,000. The equipment maintenance costs related primarily to maintenance contracts on new equipment or increases in rates on old contracts.

Marketing expense increased $26,000, to $140,000, for the quarter ended September 30, 2005 and $77,000, to $446,000, for the nine-month period. Advertising expense increased $18,000 and $26,000 when comparing the three and nine-month periods, respectively. Public relations expense increased $16,000 and $13,000 when comparing three and nine-month periods, respectively, while promotional expense increased $10,000 during the nine-month period. QNB has made a strategic decision to increase its visibility in the communities it serves through increased use of billboards, television advertising and promotional giveaways to increase both product and brand recognition. Donations increased $36,000 when comparing the nine-month periods. QNB contributes to many not-for-profit organizations, clubs and community events in the local communities it serves.

Third party services are comprised of professional services including legal, accounting and auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include trust services, retail non-deposit services, correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense was $171,000 in the third quarter of 2005, compared to $180,000 for the third quarter of 2004. For the nine-month period, third party services decreased $30,000, to $480,000. Third party services in 2004 included expenses to a marketing firm that provided benefits to certain QNB deposit customers. This contract ended in October 2004. These cost savings of $14,000 for the three month period and $44,000 for the nine month period offset the loss of fee income described in the fees for services to customers. Higher costs associated with internal and external auditing and tax services partially offset these savings. In addition, consultant expense increased $11,000 when comparing the two quarters and $10,000 when comparing the

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (Continued)

nine-month periods. The primary contributor was the use of a consultant to assist QNB in its entrance into the new lease financing line of business.

Telephone, postage and supplies expense decreased $1,000 to $125,000 when comparing the three-month periods and $21,000 to $361,000 when comparing the nine-month periods. Postage expense increased $7,000 and $12,000 in the respective periods reflecting an increase in the volume of mail primarily statements and promotional pieces. This was offset by lower telephone expense of $8,000 and $26,000 during the same periods. The reduction in telephone expense primarily relates to refunds of overcharges incurred in late 2004 and early 2005 as well as costs incurred in 2004 related to an additional line and costs associated with the new branch.

State tax expense represents the Bank’s payment of the Pennsylvania Shares Tax, which is based primarily on the equity of the bank, Pennsylvania sales and use tax and the Corporation’s Pennsylvania capital stock tax. For the three month period ended September 30, 2005 and 2004 state tax expense increased $51,000 to 103,000, while for the nine-month period State taxes increased $37,000 to $320,000. The Bank’s Pennsylvania shares tax increased $9,000 and $27,000 during the respective three and nine month periods while the Corporation’s tax increased $43,000 during the three month period and $12,000 for the nine month period. The third quarter of 2004 included a $42,000 credit for Pennsylvania capital stock tax.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 2005, QNB's net deferred tax asset was $959,000. The primary components of deferred taxes are a deferred tax asset of $743,000 relating to the allowance for loan and lease losses, $390,000 related to impaired equity securities and $175,000 resulting from the SFAS No.115 adjustment for available-for-sale investment securities. As of September 30, 2004, QNB's net deferred tax liability was $163,000. The primary components of deferred taxes are a deferred tax asset of $635,000 relating to the allowance for loan and lease losses and a deferred tax liability of $697,000 resulting from the SFAS No.115 adjustment for available-for-sale investment securities.

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. A valuation allowance of $190,000 was established as of June 30, 2005 to offset a portion of the tax benefits associated with certain impaired securities that management believed may not be realizable. Based upon these and other factors, management believes it is more likely than not that QNB will realize the benefits of these remaining deferred tax assets. The net deferred tax asset (liabilities) is included in other assets (liabilities) on the consolidated balance sheet.

Applicable income taxes and effective tax rates were $385,000, or 21.2%, for the three-month period ended September 30, 2005, and $386,000, or 21.0%, for the same period in 2004. For the nine-month period, applicable income taxes and effective tax rates were $1,124,000, or 22.7%, and $1,308,000, or 21.8%. The higher rate for the nine-month period September 30, 2005 compared to the same period in 2004 is a result of the $190,000 valuation allowance established for the impairment of securities in the second quarter of 2005.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION ANALYSIS

The following balance sheet analysis compares average balance sheet data for the nine months ended September 30, 2005 and 2004, as well as the period ended balances as of September 30, 2005 and December 31, 2004.

Average earning assets for the nine-month period ended September 30, 2005 increased $29,153,000, or 5.6%, to $547,239,000, from $518,086,000 for the nine months ended September 30, 2004. Average investments increased $2,049,000, or .8%, while average loans increased $27,493,000, or 11.2%. Average Federal funds sold decreased $248,000 when comparing these same periods.

Increasing loan balances has been, and remains, a major focus of QNB. Despite the extremely competitive environment for loans, QNB was successful in increasing total loans, while maintaining excellent asset quality. Total loans increased $26,479,000, or 10.1%, between September 30, 2004 and September 30, 2005 and $19,428,000, or 7.2%, since December 31, 2004. The year-over-year comparison takes out the seasonality of commercial line of credit borrowings. Contributing to the growth in loans was a new line of business, lease financing. This line of business is intended to assist in meeting loan growth targets as well as increasing the average yield of the portfolio. As of September 30, 2005, the outstanding balance of leases financing receivables was $5,291,000.

Average total commercial loans and average lease financing receivables increased $15,452,000 and $1,488,000, respectively, when comparing the first nine months of 2005 to the first nine months of 2004, while average home equity loans and residential mortgage loans increased $6,293,000 and $4,624,000, respectively. During this same time frame, average consumer loans decreased $364,000. Most of the growth in average commercial loans is in loans secured by real estate, either commercial or residential properties, which increased $11,289,000. Of this increase $6,422,000, or 57.0%, are variable rate loans. These loans could have a fixed rate for a period of time, such as three or five years, before the rate adjusts. Most of the growth in the commercial and industrial category represents loans with fixed interest rates. Customers are requesting to lock in a fixed rate, with the expectation that short-term interest rates will continue to rise.

The 11.7% increase in average home equity loans reflects their popularity with consumers, especially those refinancing existing residential mortgage loans, because they have lower origination costs than residential mortgage loans. When comparing average balances, most of the growth in home equity loans in the past year has been in the variable rate home equity line of credit. This product’s interest rate floats at prime minus .50% and became extremely attractive when prime dropped to 4.0%. The average balance of variable rate home equity loans for the nine month period increased $4,083,000. However, when comparing growth since December 31, 2004 fixed rate home equity loans have increased $4,250,000 while variable rate home equity lines of credit have decreased by $145,000. QNB anticipates that, if the prime rate continues to increase, customers will continue to refinance their floating rate lines into fixed rate home equity loans.

The increase in residential mortgage loans was primarily the result of the introduction of several hybrid adjustable rate mortgage products. These products have a fixed rate for a five to ten year period of time, and then adjust annually after the fixed period is over. QNB holds these loans in portfolio. Since December 31, 2004 variable rate residential mortgage loans have increased from $13,502,000, to $17,425,000, at September 30, 2005.

The growth in average earning assets was funded primarily by deposit growth. Total average deposits increased $24,637,000, or 5.6%, to $465,505,000 for the first nine months of 2005 compared to the first nine months of 2004. Most of the growth was in money market accounts, which increased $15,870,000 on average.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION ANALYSIS (Continued)

The increase in average money market balances reflects a $20,000,000 deposit of a school district during the third quarter of 2004 and an increase in indexed money market balances as short-term interest rates have risen. Most of the school district deposit was withdrawn as expected during the second quarter of 2005. The average balance of the school district’s deposits increased by approximately $7,900,000, when comparing the nine-month periods, while the average balance of the indexed money market accounts increased by $6,492,000 over the same timeframe.

Also contributing to the growth in average deposits were time deposits, which increased $11,730,000, or 6.0%, when comparing the nine-month periods. Average time deposits with balances under $100,000 increased $7,774,000, to $162,986,000, while average time deposits equal to or greater than $100,000 increased $3,956,000, to $44,307,000. Most of the growth occurred in the maturity range of greater than one year through three year categories, which QNB promoted heavily in 2004 and the first nine months of 2005 in an effort to lock in funding costs in anticipation of rising rates. Increasing time deposit balances will be a challenge because of the strong rate competition, particularly with maturities between eight months through two years. Most customers are looking for the highest rate for the shortest term because of the belief that short-term interest rates will continue to rise. Matching or beating competitors’ rates could have a negative impact on the net interest margin.

Average non-interest bearing demand accounts increased $3,054,000, or 5.9%, to $55,192,000. A “Free Checking” promotion, as well as the acquisition of new business accounts, was a significant factor in the increase in non-interest bearing deposits.

Average savings accounts decreased $195,000, or .4%. The decline in savings deposits may be attributable to consumers looking to obtain higher yields currently being offered in time deposits and money market accounts.

Average interest-bearing demand deposit accounts declined $5,822,000, or 5.9%, when comparing the nine-month periods with average municipal balances representing $5,180,000 of the decrease.

Total assets at September 30, 2005 were $582,112,000, compared with $583,644,000 at December 31, 2004, a decrease of .3%. Total deposits declined $6,624,000, or 1.4%, during this same period. Most of the decline in deposits was a result of the decision to not aggressively seek to retain some deposits of municipalities by paying high short-term rates. With the flat yield curve, these funds would not have added significant incremental net interest income and would have further eroded the net interest margin. The primary category impacted by this decision was money market accounts, which declined $16,644,000 between December 31, 2004 and September 30, 2005. Municipal money market balances declined approximately $18,000,000 between these two dates. Total savings accounts declined $3,695,000, as some customers sought out higher yielding money market accounts and time deposits. Total interest-bearing transaction accounts and time deposits increased $8,048,000 and $1,527,000, respectively, between these dates, while total non-interest bearing demand accounts increased $4,140,000, or 7.9%, to $56,743,000 at September 30, 2005. The increase in interest-bearing demand accounts reflects the seasonal nature of the municipal deposits. Municipal interest-bearing demand accounts increased $12,151,000 between December 31, 2004 and September 30, 2005. It is anticipated that most of this increase will be withdrawn by December 31, 2005. Most of the decline in total deposits was offset by an increase in short-term borrowings, primarily repurchase agreements. Repurchase agreement balances increased $4,983,000 between December 31, 2004 and September 30, 2005.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION ANALYSIS (Continued)

On the asset side, total loans increased $19,428,000, or 7.2%, while total investment securities decreased $23,379,000 since December 31, 2004. The decline in investment securities relates directly to the withdrawal of the municipal funds as well as the growth in loans. The increase in other assets at September 30, 2005 relates to an increase in prepaid expenses and deferred taxes as compared to December 31, 2004. The decline in other liabilities is primarily related to distributions under a directors deferred compensation plan, the payment of the accrued 2004 incentive compensation and the reduction in deferred tax liability.

At September 30, 2005, the fair value of investment securities available-for-sale was $244,487,000, or $722,000 below the amortized cost of $245,209,000. This compares to a fair value of $267,561,000, or $1,561,000 above the amortized cost of $266,000,000, at December 31, 2004. An unrealized holding loss, net of taxes, of $547,000 was recorded as a decrease to shareholders’ equity at September 30, 2005, while an unrealized holding gain of $691,000 was recorded as an increase to shareholders' equity at December 31, 2004. Rising interest rates during 2005 and particularly during the third quarter of 2005 had the impact of reducing the market value of the available-for-sale portfolio.

As a result of the decline of municipal deposits, there was a corresponding decline in U.S. Government agency securities which were purchased to match these deposits. As a result of this, as well as purchases and sales during the nine-month period, the composition of the portfolio changed since December 31, 2004. The percentage of agency securities declined from 17% of the portfolio at December 31, 2004 to 11% at September 30, 2005. During this same period, the percentage of CMO’s increased from 27% to 30% of the portfolio, and municipal securities increased from 19% to 21% of the portfolio.

The available-for-sale portfolio, excluding equity securities, had a weighted average maturity of approximately 4 years and 1 month at September 30, 2005 and 3 years, 7 months at December 31, 2004. The weighted average tax-equivalent yield was 4.82% and 4.59%, respectively, at September 30, 2005 and December 31, 2004. The weighted average maturity is based on the stated contractual maturity of all securities except for mortgage-backed securities and CMOs, which are based on estimated average life. The maturity of the portfolio may be shorter because of call features in many debt securities and because of prepayments on mortgage-backed securities and CMOs. However, the estimated average life could be longer if rates were to increase and principal payments on mortgage-backed securities and CMOs would slow. The interest rate sensitivity analysis reflects the repricing term of the securities portfolio based upon estimated call dates and anticipated cash flows, assuming management’s most likely interest rate environment.

Investment securities held-to-maturity are reported at amortized cost. The held-to-maturity portfolio is comprised solely of tax-exempt municipal securities. As of September 30, 2005 and December 31, 2004, QNB had securities classified as held-to-maturity with an amortized cost of $5,898,000 and $6,203,000 and a market value of $6,127,000 and $6,432,000, respectively. The held-to-maturity portfolio had a weighted average maturity of approximately 3 years, 10 months at September 30, 2005 and 4 years, 5 months at December 31, 2004. The weighted average tax-equivalent yield was 6.80% at September 30, 2005 and 6.79% at December 31, 2004.

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
OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY (Continued)

available-for-sale and QNB's policy of selling certain residential mortgage originations in the secondary market also provide sources of liquidity. Additional sources of liquidity are provided by the Bank’s membership in the Federal Home Loan Bank of Pittsburgh (FHLB) and a $10,000,000 unsecured Federal funds line granted by a correspondent bank. The Bank has a maximum borrowing capacity with the FHLB of approximately $243,438,000. At September 30, 2005, QNB’s outstanding borrowings under the FHLB credit facilities totaled $55,000,000.

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale totaled $268,298,000 and $290,058,000 at September 30, 2005 and December 31, 2004, respectively. These sources should be adequate to meet normal fluctuations in loan demand and deposit withdrawals. During the third quarter of 2005, QNB used its Federal funds line on one occasion. Average Federal funds purchased were $56,000 for the third quarter of 2005. This compares to $1,537,000 for the same period in 2004. At September 30, 2005, QNB had no Federal funds purchased.

Approximately $86,516,000 and $103,305,000 of available-for-sale securities at September 30, 2005 and December 31, 2004, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. In addition, under terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and Agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB.

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at September 30, 2005 was $46,631,000, or 8.01% of total assets. This compares to shareholders' equity of $45,775,000, or 7.84% of total assets, at December 31, 2004. Shareholders’ equity at September 30, 2005 includes a negative adjustment of $547,000 related to unrealized holding losses, net of taxes, on investment securities available-for-sale, while shareholders' equity at December 31, 2004 includes a positive adjustment of $691,000. Without these adjustments shareholders' equity to total assets would have been 8.10% and 7.72% at September 30, 2005 and December 31, 2004, respectively. The increase in the ratio is primarily the result of an increase in retained earnings. QNB paid out approximately 47.4% of net income in the form of cash dividends while retaining approximately 52.6%. Also, contributing to the increase in the ratio is a slight decline in total assets between December 31, 2004 and September 30, 2005.

Shareholders' equity averaged $46,301,000 for the first nine months of 2005 and $42,975,000 during all of 2004, an increase of 7.74%. The ratio of average total equity to average total assets increased to 7.94% for the first nine months of 2005, compared to 7.64% for all of 2004. The increase in the equity to asset ratio is a function of the growth in average equity outpacing the growth in total average assets.

QNB is subject to various regulatory capital requirements as issued by Federal regulatory authorities. Regulatory capital is defined in terms of Tier I capital (shareholders’ equity excluding unrealized gains or losses on available-for-sale securities), Tier II capital that includes a portion of the allowance for loan and lease losses, and total capital (Tier I plus Tier II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet arrangements, such as letters of credit and loan commitments, based on associated risk. Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to total assets.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

CAPITAL ADEQUACY (Continued)

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for the total risk-based and 4.00% for leverage. Under the requirements, QNB had a Tier I capital ratio of 13.02% and 12.25%, a total risk-based ratio of 13.73% and 12.98% and a leverage ratio of 8.06% and 7.44% at September 30, 2005 and December 31, 2004, respectively. The increase in capital ratios reflects the increase in capital from retained earnings during the first nine months of 2005.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At September 30, 2005 and December 31, 2004, QNB met the "well capitalized" criteria, which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a Tier I leverage ratio of 5.00%.

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

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At September 30, 2005, interest-earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $176,680,000. Interest-sensitive liabilities scheduled to mature or reprice within one year were $217,461,000. The one-year cumulative gap, which reflects QNB’s interest sensitivity over a period of time, was a negative $40,781,000 at September 30, 2005. The cumulative one-year gap equals -7.38% of total rate sensitive assets. This compares to a negative gap position of $12,285,000, or -2.21% of total rate sensitive assets, at December 31, 2004 and a negative gap position of $25,842,000 or -4.74% of total rate sensitive assets, at June 30, 2005.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

INTEREST RATE SENSITIVITY (Continued)

A negative or liability sensitive gap will generally benefit QNB in a falling interest rate environment, while rising rates could negatively impact QNB. The increase in the negative gap position in 2005 is a result of slight average life and duration extension in the investment portfolio caused by higher interest rates and the resulting slowdown in prepayment speeds on mortgage backed securities and CMO’s and extension in the loan portfolio as customers have desired fixed rate loans over adjustable rate loans in anticipation of higher interest rates.

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on what management believes at that time to be the most likely interest rate environment. Management also evaluates the impact of higher and lower interest rates by simulating the impact on net interest income of changing rates. While management performs rate shocks of 100, 200 and 300 basis points, it believes, that given the level of interest rates at September 30, 2005, that it is unlikely that interest rates would decline by 300 basis points.

Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies.

Management believes that the assumptions utilized in evaluating the vulnerability of QNB’s net interest income to changes in interest rates approximate actual experience. However, the interest rate sensitivity of QNB’s assets and liabilities, as well as the estimated effect of changes in interest rates on net interest income, could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based.

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

The nature of QNB’s current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At September 30, 2005, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

INTEREST RATE SENSITIVITY (Continued)

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

Change in Interest Rates	Net Interest Income	Dollar Change	% Change
+300 Basis Points	$14,477	$(1,226)	(7.81)%
+200 Basis Points	15,078	(625)	(3.98)
+100 Basis Points	15,542	(161)	(1.03)
FLAT RATE	15,703	-	-
-100 Basis Points	15,709	6.04
-200 Basis Points	14,800	(903)	(5.75)

The decline in net interest income in a rising rate environment is consistent with the gap analysis and reflects the fixed rate nature of the investment and loan portfolio and the increased expense associated with higher cost funding sources. The decline in net interest income if rates decline greater than 100 basis points reflects the interest rate floors on interest bearing transaction accounts, regular money market accounts and savings accounts. Interest rates on these products do not have the ability to decline to the degree that rates on earning assets can. These results are inconsistent with the gap analysis and identify some of the weaknesses of gap analysis which does not take into consideration the magnitude of the rate change on different instruments or the timing of the rate change. Management may attempt to reduce the size of the negative gap position and the impact of rising interest rates by increasing the amount of cash flow from the investment portfolio through some restructuring of the investment portfolio and by attempting to promote longer-term time deposits or deposits that don’t adjust with an index.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The information required herein is set forth in Item 2, above.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. No changes were made to our internal controls over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, these controls during the prior fiscal quarter covered by this report.

Form 10-Q

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

SEPTEMBER 30, 2005

Item 1.	Legal Proceedings
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Default Upon Senior Securities
None.

Item 4.	Submission of Matters to Vote of Securities Holders
None.

Item 5.	Other Information

On November 4, 2005, the Bank entered into a land lease with Colivata Gambone, Inc. The land lease is a twenty-year agreement with an initial annual minimum rent of $90,000. The land will be used for a future branch location.

Item 6.	Exhibits

	Exhibit 3(i)	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrant’s Form DEF 14-A filed with the Commission on April 15, 2005).

	Exhibit 3(ii)	Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrant’s Form 10-Q filed with the Commission on August 9, 2005).

	Exhibit 10.5	Change of Control Agreement between Registrant and Robert C. Werner

	Exhibit 10.6	Change of Control Agreement between Registrant and Bret H. Krevolin

	Exhibit 10.8	QNB Corp. 2005 Stock Incentive Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-125998 on Form S-8, filed with the Commission on June 21, 2005.)

	Exhibit 11	Statement Re: Computation of Earnings Per Share. (Included in Part I, Item I, hereof.)

	Exhibit 31.1	Section 302 Certification of President and CEO

	Exhibit 31.2	Section 302 Certification of Chief Financial Officer

	Exhibit 32.1	Section 906 Certification of President and CEO

	Exhibit 32.2	Section 906 Certification of Chief Financial Officer

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QNB Corp.
By:

Date: November 4, 2005	/s/ Thomas J. Bisko
Thomas J. Bisko President/CEO

By:

Date: November 4, 2005	/s/ Robert C. Werner
Robert C. Werner Vice President

By:

Date: November 4, 2005	/s/ Bret H. Krevolin
Bret H. Krevolin Chief Financial Officer

Form 10-Q