Form 10-K
period 2005-12-31
QNB CORP
filed 2006-03-14
CIK 750558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to ______________.

Commission file number 0-17706

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2318082
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

15 North Third Street, Quakertown, PA	18951-9005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 538-5600

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.625 par value	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securites Act.
YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

As of March 1, 2006, 3,125,492 shares of Common Stock of the Registrant were outstanding. As of June 30, 2005, the aggregate market value of the Common Stock of the Registrant held by nonaffiliates was approximately $82,155,042 based upon the average bid and ask price of the common stock as reported on the OTC BB.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for the annual meeting of its shareholders to be held May 16, 2006 are incorporated by reference in Part III of this report.

FORM 10-K INDEX

PART I

FORWARD-LOOKING STATEMENTS

In addition to historical information, this document contains forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may” or similar expressions. The U.S. Private Securities Litigation Reform Act of 1995 provides safe harbor in regard to the inclusion of forward-looking statements in this document and documents incorporated by reference.

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:

•	Operating, legal and regulatory risks
•	Economic, political and competitive forces affecting the Corporation’s line of business
•	The risk that the analysis of these risks and forces could be incorrect, and/or that the strategies developed to address them could be unsuccessful
•	Volatility in interest rates
•	Increased credit risk

QNB Corp. (herein referred to as QNB) cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time, and QNB assumes no duty to update forward-looking statements. Management cautions readers not to place undue reliance on any forward-looking statements. These statements speak only as of the date made, and they advise readers that various factors, including those described above, could affect QNB’s financial performance and could cause actual results or circumstances for future periods to differ materially from those anticipated or projected. Except as required by law, QNB does not undertake, and specifically disclaims any obligation, to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 1.   BUSINESS

Overview

QNB Corp. was incorporated under the laws of the Commonwealth of Pennsylvania on June 4, 1984. QNB Corp. is registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act of 1956 and conducts its business through its wholly-owned subsidiary, The Quakertown National Bank.

The Quakertown National Bank is a national banking association organized in 1877. The Quakertown National Bank is chartered under the National Banking Act and is subject to Federal and state laws applicable to commercial banks. The Quakertown National Bank’s principal office is located in Quakertown, Bucks County, Pennsylvania. The Quakertown National Bank also operates seven other full service community banking offices in Bucks, Montgomery and Lehigh counties in southeastern Pennsylvania.

The Quakertown National Bank is engaged in the general commercial banking business and provides a full range of banking services to its customers. These banking services consist of, among other things, attracting deposits and using these funds in making commercial loans, residential mortgage loans, consumer loans, and purchasing investment securities. These deposits are in the form of time, demand and savings accounts. Such time deposits include certificates of deposit and individual retirement accounts. The Bank’s savings accounts include money market accounts, club accounts, interest-bearing demand accounts and traditional statement savings accounts.

At December 21, 2005, QNB had total assets of $582,205,000, total loans of $301,349,000, total deposits of $458,670,000 and total shareholders’ equity of $46,564,000. For the year ended December 31, 2005, QNB reported record net income of $5,046,000 compared to net income for the year ended December 31, 2004 of $6,203,000, a decrease of 18.7 percent. The results for 2005 were significantly impacted by a $1,253,000 unrealized loss as an other-than-temporary impairment charge related to certain Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) preferred stock issues recorded in accordance with U.S. generally accepted accounting principles (GAAP). On an after-tax basis, the non-cash, non-operating impairment charge was approximately $1,017,000, or $.32 per diluted share.

At March 1, 2006, The Quakertown National Bank had 135 full time employees and 35 part-time employees. These employees have a customer-oriented philosophy, a strong commitment to service and a “sincere interest” in their customers’ success. They maintain close contact with both the residents and local business communities in which they serve, responding to customer requests timely.

Competition and Market Area

The banking business is highly competitive, and the profitability of QNB Corp. depends principally upon The Quakertown National Bank’s ability to compete in its market area. QNB faces intense competition within its market both in making loans and attracting deposits. The upper Bucks, southern Lehigh, and northern Montgomery areas have a high concentration of financial institutions, including large national and regional banks, community banks, savings institutions and credit unions. Some of QNB’s competitors offer products and services that it currently does not offer, such as traditional trust and full-service insurance. However, QNB has been able to compete effectively with other financial institutions by emphasizing the establishment of long-term relationships and customer loyalty, a focus on small-business solutions including local decision-making on loans, customer service and technology including internet-banking and electronic bill pay.

Competition for loans and deposits comes principally from commercial banks, savings institutions, credit unions and non-bank financial service providers. Factors in successfully competing for deposits include providing attractive rates, low fees, convenient locations and hours of operation and alternative delivery systems. Successful loan origination tends to depend on responsiveness to the customer, rate and terms of the loan. Many competitors within the Bank’s primary market have substantially higher legal lending limits.

QNB’s success is dependent to a significant degree on economic conditions in eastern Pennsylvania, especially upper Bucks, southern Lehigh and northern Montgomery counties, which it defines as its primary market. The banking industry is affected by general economic conditions, including the effects of inflation, recession, unemployment, real estate values, trends in the national and global economies, and other factors beyond QNB’s control.

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

Bank holding companies are required to file periodic reports with, and are subject to examination by, the Federal Reserve. The Federal Reserve’s regulations require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve, pursuant to its “source of strength” regulations, may require QNB Corp. to commit its resources to provide adequate capital funds to The Quakertown National Bank during periods of financial distress or adversity. The support may be required at times when QNB Corp. is unable to provide such support.

Depending on the circumstances, Federal Reserve approval may be required before QNB Corp. may begin to engage in any non-banking activity and before any non-banking business may be acquired by QNB.

Dividend Restrictions

Federal and state laws regulate the payment of dividends by QNB Corp’s subsidiary. Under the National Bank Act, The Quakertown National Bank is required to obtain the prior approval of the Office of the Comptroller of the Currency (OCC) for the payment of dividends if the total of all dividends declared by it in one year would exceed its net profits for the current year plus its retained net profits for the two preceding years, less any required transfers to surplus. In addition, the Bank may only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed statutory bad debts. Under the Federal Deposit Insurance Act (FDIA), the Bank is prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy its minimum capital requirements. See also “Supervision and Regulation – Bank Regulation”.

Further, it is the policy of the Federal Reserve that bank holding companies should pay dividends only out of current earnings. Federal banking regulators also have the authority to prohibit banks and bank holding companies from paying a dividend if they should deem such payment to be an unsafe or unsound practice.

Capital Adequacy

Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8 percent. At least half of total capital must be Tier 1 capital. Tier 1 capital consists principally of common shareholders’ equity, plus retained earnings, less certain intangible assets. The remainder of total capital may consist of the allowance for loan loss, which is considered Tier 2 capital. At December 31, 2005, QNB Corp.’s Tier 1 capital and total (Tier 1 and Tier 2 combined) capital ratios were 13.04 percent and 13.77 percent, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum leverage ratio. This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 4 percent for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1 percent to 2 percent above the stated minimum. At December 31, 2005, QNB Corp.’s leverage ratio was 8.15 percent.

Pursuant to the prompt corrective action provisions of the FDIA, the Federal banking agencies have specified, by regulation, the levels at which an insured institution is considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized. Under these regulations, an institution is considered well capitalized if it satisfies each of the following requirements:

•	Total risk-based capital ratio of 10 percent or more,
•	Tier 1 risk-based capital ratio of 6 percent or more,
•	Leverage ratio of 5 percent or more, and
•	Not subject to any order or written directive to meet and maintain a specific capital level

At December 31, 2005, QNB Corp. qualified as well capitalized under these regulatory standards. See Note 20 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

Bank Regulation

The operations of The Quakertown National Bank are subject to Federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System, and to banks whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC). These operations are also subject to regulations of the OCC, the Federal Reserve, and the FDIC.

The OCC, which has primary supervisory authority over The Quakertown National Bank, regularly examines banks in such areas as reserves, loans, investments, management practices and other aspects of operations. These examinations are designed for the protection of depositors rather than QNB Corp.’s shareholders. The Bank must furnish annual and quarterly reports to the OCC, which has the authority under the Financial Institutions Supervisory Act and the FDIA, to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business or from otherwise conducting activities in violation of the law.

Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, the types and terms of loans a bank may make and the collateral it may take, the activities of a bank with respect to mergers and consolidations, and the establishment of branches. Pennsylvania law permits statewide branching.

As a subsidiary bank of a bank holding company, The Quakertown National Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to QNB Corp. or its subsidiaries, on investments in the stock or other securities of QNB Corp. or its subsidiaries, and on taking such stock or securities as collateral for loans.

The Bank is a member of the Federal Reserve System and therefore, the policies and regulations of the Federal Reserve Board have a significant impact on many elements of the Bank’s operations including the ability to grow deposits, loan growth, the rate of interest earned and paid, levels of liquidity and levels of required capital. Management cannot predict the effects of such policies and regulations upon the Bank’s business model and the corresponding impact they may have on future earnings.

FDIC Insurance Assessments

The Quakertown National Bank is subject to deposit insurance assessments by the FDIC based on the risk classification of the Bank. The Quakertown National Bank was not subject to any regular insurance assessments by the FDIC in 2005. Currently, there is proposed legislation that, if passed, could require The Quakertown National Bank to pay a regular insurance assessment to the FDIC in 2006.

Insured deposits are assessed to fund debt service on certain related Federal government bonds. The current annualized rate established by the FDIC is $.017 per $100 of deposits. These assessment rates are set quarterly. The total assessment paid by the Bank in 2005 was $63,000.

Community Reinvestment Act (CRA)

Under the Community Reinvestment Act, as amended, the OCC is required to assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the community that they serve. The act focuses specifically on low and moderate-income neighborhoods. The OCC takes an institution’s record into account in its evaluation of any application made by such institutions for, among other things:

•	Approval of a branch or other deposit facility
•	An office relocation or a merger
•	Any acquisition of bank shares

The CRA, as amended, also requires that the OCC make publicly available the evaluation of the Bank’s record of meeting the credit needs of its entire community, including low and moderate-income neighborhoods. This evaluation includes a descriptive rating of either outstanding, satisfactory, needs to improve, or substantial noncompliance, and a statement describing the basis for the rating. These ratings are publicly disclosed. The Bank’s most recent CRA rating was satisfactory.

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

USA Patriot Act

In October 2001, the President signed into law the USA Patriot Act, which strengthens anti-money laundering provisions of the Bank Secrecy Act. The Act requires financial institutions to establish certain procedures to be able to identify and verify the identity of its customers. Specifically, the new rules, developed by the Secretary of the Treasury, require that the Bank have procedures in place to:

•	Verify the identity of persons applying to open an account,
•	Ensure adequate maintenance of the records used to verify a person’s identity, and
•	Determine whether a person is on any U.S. governmental agency list of known or suspected terrorists or a terrorist organization

The Bank has implemented the required internal controls to ensure proper compliance with the USA Patriot Act.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act, signed into law July 30, 2002, was intended to bolster public confidence in the nation’s capital markets by imposing new duties and penalties for non-compliance on public companies and their executives, directors, auditors, attorneys and securities analysts. Some of the more significant aspects of the act include:

•
Corporate Responsibility for Financial Reports - requires Chief Executive Officers (CEOs) and Chief Financial Officers (CFOs) to personally certify and be accountable for their Corporations’ financial records and accounting and internal controls.

•	Management Assessment of Internal Controls - requires auditors to certify the Corporations’ underlying controls and processes that are used to compile the financial results.
•	Real-time Issuer Disclosures - requires that companies provide real-time disclosures of any events that may affect a firm’s stock price or financial performance within a 48-hour period.
•
Criminal Penalties for Altering Documents - provides severe penalties for “whoever knowingly alters, destroys, mutilates” any record or document with intent to impede an investigation. Penalties include monetary fines and prison time.

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

QNB Corp.’s Code of Business Conduct and Ethics can be found on the Corporation’s website at www.qnb.com.

Additional Information

QNB Corp.’s principal executive offices are located at 15 North Third Street, Quakertown, Pennsylvania 18951. Its telephone number is (215) 538-5600.

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

QNB Corp. also makes its periodic and current reports available, free of charge, on its website, www.qnb.com, as soon as reasonably practicable after such material is electronically filed with the SEC. Information available on the website is not a part of, and should not be incorporated into, this annual report on Form 10-K.

ITEM 1A.  RISK FACTORS

The following discusses risks that management believes are specific to our business and could have a negative impact on QNB’s financial performance. When analyzing an investment in QNB, the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this report should be carefully considered. This list should not be viewed as comprehensive and may not include all risks that may effect the financial performance of QNB:

Interest Rate Risk

QNB’s profitability is largely a function of the spread between the interest rates earned on earning assets and the interest rates paid on deposits and other interest-bearing liabilities. Like most financial institutions, QNB’s net interest income and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the Federal government, that influence market interest rates and QNB’s ability to respond to changes in such rates. At any given time, QNB’s assets and liabilities may be such that they are affected differently by a change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable- and fixed- rate loans or investment securities in QNB’s portfolio could have a positive or negative effect on its net income, capital and liquidity. Although management believes it has implemented strategies and guidelines to reduce the potential effects of changes in interest rates on results of operations, any substantial and prolonged change in market interest rates could adversely affect operating results.

Credit Risk

As a lender, QNB is exposed to the risk that its borrowers may be unable to repay their loans and that any collateral securing the payment of their loans may not be sufficient to assure repayment in full. Credit losses are inherent in the lending business and could have a material adverse effect on the operating results of QNB. Adverse changes in the economy or business conditions, either nationally or in QNB’s market areas, could increase credit-related losses and expenses and/or limit growth. Substantially all of QNB’s loans are to businesses and individuals in its limited geographic area and any economic decline in this market could impact QNB adversely. QNB makes various assumptions and judgments about the collectibility of its loan portfolio and provides an allowance for loan losses based on a number of factors. If these assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses, thereby having an adverse effect on operating results, and may cause QNB to increase the allowance in the future by increasing the provision for loan losses. QNB has adopted underwriting and credit monitoring procedures and credit policies that management believes are appropriate to control these risks, however, such policies and procedures may not prevent unexpected losses that could have a material adverse affect on QNB’s financial condition or results of operations.

Impairment Risk

QNB regularly purchases U.S. Government and U.S. Government agency debt securities, U.S. Government agency issued mortgage-backed securities or collateralized mortgage obligation securities (CMO’s), corporate debt securities and equity securities. QNB is exposed to the risk that the issuers of these securities may experience significant deterioration in credit quality which could impact the market value of the issue. QNB periodically evaluates its investments to determine if market value declines are other-than-temporary. Once a decline is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Competition

The financial services industry is highly competitive with competition for attracting and retaining deposits and making loans coming from other banks and savings institutions, credit unions, mutual fund companies, insurance companies and other non-bank businesses. Many of QNB’s competitors are much larger in terms of total assets and market capitalization, have a higher lending limit, greater access to capital and funding, and offer a broader array of financial products and services. In light of this, QNB’s ability to continue to compete effectively is dependent upon its ability to maintain and build relationships through top quality service.

Government Regulation and Supervision

The banking industry is heavily regulated under both Federal and state law. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors, by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, expansion of branch offices and the offering of securities. QNB is also subject to capitalization guidelines established by Federal law and could be subject to enforcement actions to the extent that its subsidiary bank is found, by regulatory examiners, to be undercapitalized. It is improbable to predict what changes, if any, will be made to existing Federal and state legislation and regulations or the effect that such changes may have on QNB’s future business and earnings prospects. Any substantial changes to applicable laws or regulations could also subject QNB to additional costs, limit the types of financial services and products it may offer, and inhibit its ability to compete with other financial service providers.

Internal Controls and Procedures

Management diligently reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures. This system is designed to provide reasonable, not absolute, assurances that the objectives comply with appropriate regulatory guidance; any undetected circumvention of these controls could have a material adverse impact on QNB’s financial condition and results of operations.

Litigation

Although there is currently no litigation to which QNB is the subject, future litigation that arises during the normal course of business could be material and have a negative impact on QNB’s earnings. Future litigation or changes in current litigation could also adversely impact the reputation of QNB in the communities that it serves.

Attracting and Retaining Skilled Personnel

Attracting and retaining key personnel is critical to QNB’s success, and difficulty finding qualified personnel could have a significant impact on QNB’s business due to the lack of required skill sets and years of industry experience. Management is cognizant of these risks and succession planning is built into the long-range strategic planning process. QNB currently has employment agreements with several of its senior officers.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

The Quakertown National Bank and QNB Corp.’s main office is located at 15 North Third Street, Quakertown, Pennsylvania. The Quakertown National Bank conducts business from its main office and seven other retail offices located in upper Bucks, southern Lehigh, and northern Montgomery counties. The Quakertown National Bank owns its main office, two retail locations, its operations facility and an adjacent property for expansion, and a computer facility. The Quakertown National Bank leases its remaining five retail properties. The leases on the properties generally contain renewal options. Management considers that its facilities are currently adequate for its business.

The following table details The Quakertown National Bank’s properties:

Location

Quakertown, Pa.	-	Main Office Owned	Owned
15 North Third Street
Quakertown, Pa.	-	Towne Bank Center	Owned
320-322 West Broad Street
Quakertown, Pa.	-	Computer Center	Owned
121 West Broad Street
Quakertown, Pa.	-	Country Square Office	Leased
240 South West End Boulevard
Quakertown, Pa.	-	Quakertown Commons Branch	Leased
901 South West End Boulevard
Dublin, Pa.	-	Dublin Branch	Leased
161 North Main Street
Pennsburg, Pa.	-	Pennsburg Square Branch	Leased
410-420 Pottstown Avenue
Coopersburg, Pa.	-	Coopersburg Branch	Owned
51 South Third Street
Perkasie, Pa.	-	Perkasie Branch	Owned
607 Chestnut Street
Souderton, Pa.	-	Souderton Branch	Leased
750 Route 113

In management’s opinion, these properties are in good condition and are currently adequate for QNB Corp.’s purposes.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Information

QNB Corp. common stock is traded in the over-the-counter (OTC) market. Quotations for QNB Corp. common stock appear in the pink sheets published by the National Quotations Bureau, Inc. QNB Corp. had approximately 1,139 shareholders of record as of March 1, 2006.

The following table sets forth representative high and low bid and ask stock prices for QNB Corp. common stock on a quarterly basis during 2005 and 2004.

					Cash
	High		Low		Dividend
	Bid	Ask	Bid	Ask	Per Share
2005
First Quarter	$32.35	$33.25	$31.00	$31.45	$.195
Second Quarter	31.25	31.80	30.50	30.70	.195
Third Quarter	30.50	31.40	28.00	28.05	.195
Fourth Quarter	28.00	28.75	27.00	27.60	.195

2004
First Quarter	$34.80	$34.75	$33.10	$33.80	$.185
Second Quarter	34.00	40.00	30.25	30.95	.185
Third Quarter	31.75	32.50	31.10	31.50	.185
Fourth Quarter	32.50	34.00	31.30	31.50	.185

QNB Corp. has traditionally paid quarterly cash dividends on the last Friday of each quarter. The Corporation expects to continue the practice of paying quarterly cash dividends to its shareholders; however, future dividends are dependent upon future earnings. Certain laws restrict the amount of dividends that may be paid to shareholders in any given year. See “Supervision and Regulation - Bank Regulation,” found on page 5 of this Form 10-K filing, and Note 20 of the Notes to Consolidated Financial Statements, found on page 60 of this Form 10-K filing, for the information that discusses and quantifies this regulatory restriction.

Equity Compensation Plan Information

The following table summarizes QNB Corp.’s equity compensation plan information as of December 31, 2005. Information is included for both equity compensation plans approved by QNB shareholders and equity compensation plans not approved by QNB shareholders.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by QNB Corp. shareholders
1998 Stock Option Plan	193,374	$19.18	13,936
2005 Stock Option Plan	—	—	200,000
2001 Employee Stock Purchase Plan	—	—	28,094
Equity compensation plans not approved by QNB Corp. shareholders
None	—	—	—
Totals	193,374	$19.18	242,030

ITEM 6. SELECTED FINANCIAL AND OTHER DATA

Year Ended December 31,	2005	2004	2003	2002	2001
Income and Expense
Interest income	$28,272	$25,571	$25,139	$27,191	$26,928
Interest expense	11,988	9,506	9,754	12,076	13,404
Net interest income	16,284	16,065	15,385	15,115	13,524
Provision for loan losses	—	—	—	—	—
Non-interest income	3,262	4,685	4,198	2,987	3,058
Non-interest expense	13,102	12,843	12,681	11,943	11,068
Income before income taxes	6,444	7,907	6,902	6,159	5,514
Provision for income taxes	1,398	1,704	1,254	1,204	1,078
Net income	$5,046	$6,203	$5,648	$4,955	$4,436

Per Share Data*
Net income - basic	$1.63	$2.00	$1.83	$1.61	$1.44
Net income - diluted	1.59	1.95	1.79	1.59	1.43
Book value	15.00	14.78	14.03	13.28	11.46
Cash dividends	.78	.74	.66	.60	.54
Average common shares outstanding - basic	3,101,754	3,096,360	3,091,640	3,078,550	3,088,020
Average common shares outstanding - diluted	3,174,647	3,178,152	3,153,305	3,109,353	3,094,735

Balance Sheet at Year-end
Investment securities available-for-sale	$233,275	$267,561	$260,631	$211,156	$165,362
Investment securities held-to-maturity	5,897	6,203	12,012	29,736	42,798
Non-marketable equity securities	3,684	3,947	3,810	3,585	2,740
Loans held-for-sale	134	312	1,439	4,159	2,122
Loans, net of unearned income	301,349	268,048	232,127	212,691	200,089
Other earning assets	1,018	4,140	5,381	10,310	5,888
Total assets	582,205	583,644	550,831	503,430	451,274
Deposits	458,670	466,488	438,639	388,913	344,731
Borrowed funds	74,596	68,374	65,416	69,485	66,541
Shareholders’ equity	46,564	45,775	43,440	40,914	35,219

Selected Financial Ratios
Net interest margin	3.24%	3.32%	3.40%	3.68%	3.81%
Net income as a percentage of:
Average total assets	.86	1.10	1.07	1.03	1.07
Average shareholders’ equity	10.83	14.43	14.38	13.88	13.54
Average shareholders’ equity to average total assets	7.98	7.64	7.46	7.45	7.93
Dividend payout ratio	47.96	36.95	36.15	37.29	37.32

*Adjusted for two-for-one stock split distributed October 14, 2003

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Overview

QNB Corp. (QNB) earns its net income primarily, through its subsidiary, The Quakertown National Bank. Net interest income, or the spread between the interest, dividends and fees earned on loans and investment securities and the expense incurred on deposits and other interest-bearing liabilities, is the primary source of operating income for QNB. QNB seeks to achieve sustainable and consistent earnings growth while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to Board of Directors approved levels. Due to its limited geographic area comprised principally of upper Bucks, southern Lehigh and northern Montgomery counties, growth is pursued through expansion of existing customer relationships and building new relationships by stressing a consistent high level of service at all points of contact.

QNB’s string of nine consecutive years of record earnings was broken in 2005 as net income for 2005 was $5,046,000, an 18.7 percent decrease from the $6,203,000 reported in 2004. This represents basic net income per share of $1.63 and $2.00 for 2005 and 2004, respectively. On a diluted basis, net income per share was $1.59 and $1.95 for 2005 and 2004, respectively. Net income for 2003 was $5,648,000, or $1.83 and $1.79 per share on a basic and diluted basis, respectively.

Negatively impacting net income in 2005 was a charge of $1,253,000 related to the impairment of certain securities in the investment portfolio. In the second quarter of 2005, QNB determined that certain unrealized losses on perpetual preferred stock issues of the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) were other-than-temporary in accordance with SFAS 115 Accounting for Certain Investments in Debt and Equity Securities and the SEC’s Staff Accounting Bulletin No. 59 Accounting for Non-current Marketable Equity Securities. The securities that were subject to the impairment charge were $4,500,000 of variable-rate securities that were rated AA- and Aa3 by S&P and Moody’s, respectively. These investment grade securities were held as part of the available for sale portfolio; therefore, the unrealized losses had already been recorded as a reduction in other comprehensive income, and no additional charges to capital were required. QNB’s assessment considered the duration and severity of the unrealized loss, the financial condition and near term prospects of the issuers, and the likelihood of the market value of these instruments increasing to the initial cost basis within a reasonable period of time. On an after-tax basis, the non-cash, non-operating impairment charge was approximately $1,017,000, or $.32 per diluted share. Excluding this nonrecurring item, net income in 2005 would have been $6,063,000.

Two important measures of profitability in the banking industry are an institution’s return on average assets and return on average shareholders’ equity. Return on average assets and return on average shareholders’ equity were .86 percent and 10.83 percent, respectively, in 2005, compared with 1.10 percent and 14.43 percent in 2004 and 1.07 percent and 14.38 percent in 2003.

2005 versus 2004
In addition to the impairment charge described above, the 2005 results compared to 2004 included the following significant components:

Net interest income increased $219,000, or 1.4 percent, to $16,284,000.
•
Contributing to the increase in net interest income was a 4.0 percent increase in average earning assets. The average balance of loans increased by 11.3 percent while average investment securities decreased by 2.2 percent.

•
From December 31, 2004 to December 31, 2005, total assets declined by .2 percent, to $582,205,000, with total loans increasing by 12.4 percent, or $33,301,000, and total investments decreasing by $34,592,000, or 12.6 percent.

•
Increased competition for deposits resulted in higher rates paid to attract and retain customers. While average deposits increased $14,845,000, or 3.3 percent, during 2005, total deposits from December 31, 2004 to December 31, 2005 declined by $7,818,000, to $458,670,000, primarily due to the decision not to agressively seek to retain the short-term deposits of a school district.

•
The Federal Reserve Bank Board raised the Federal funds rate from 2.25 percent to 4.25 percent during 2005. The yield curve flattened further and inverted at some points along the curve as short-term rates increased more than mid- and long-term interest rates.

•	The shape of the yield curve, as well as the rate competition for loans and deposits, contributed to the 8 basis point decline in the net interest margin to 3.24 percent.

Non-interest income decreased $1,423,000, or 30.4 percent, to $3,262,000. Absent the impairment write-down discussed above, non-interest income declined by $170,000, or 3.6 percent.
•
Fees for services to customers, primarily service charges on deposit accounts, decreased $149,000. This decrease includes a $54,000 decline in service charge income on non-interest bearing business checking accounts, a $32,000 decline from the elimination of a service charge on an interest-bearing checking account product and a $62,000 reduction in collected overdraft charges.

•	Debit card income increased $61,000, or 14.1 percent, as a result of the increased reliance on the card as a means of paying for goods and services by both consumers and businesses.
•	Excluding the impairment write-down, QNB reported a net gain on the sale of investment securities of $526,000 in 2005, compared to net gains of $849,000 in 2004.
•	Non-interest income in 2005 included a $210,000 gain on the liquidation of assets relinquished by a borrower, compared with a $141,000 gain in 2004.

Non-interest expense increased $259,000, or 2.0 percent, to $13,102,000.
•
Salary and benefit expense increased by $151,000. Excluding the impact of severance payments related to the reorganization of the lending department in 2005 and incentive compensation paid in 2004, salary expense increased by $250,000, or 4.5 percent.

•	Net occupancy and furniture and fixture expense increased $100,000, or 4.6 percent, as a result of higher utility costs, building and equipment maintenance costs and real estate taxes.
•
Marketing expense increased $42,000, or 7.5 percent, in 2005 as a result of the decision to increase QNB’s visibility through the use of billboards, television advertising and promotional giveaways. In addition, QNB increased the amount of its donations to not-for-profit organizations, clubs and community events.

•	The effective tax rate was 21.7 percent for 2005, compared to 21.6 percent for 2004. In addition, during 2005, the Bank recorded a valuation allowance of $209,000.

2004 versus 2003
The 2004 results compared to 2003 included the following significant components:

•	Net interest income increased $680,000, or 4.4 percent, to $16,065,000.
•
Contributing to the increase in net interest income was a 6.8 percent increase in average earning assets. The average balance of loans increased by 8.6 percent, while the year-end 2003 to year-end 2004 balances increased 15.5 percent. Average deposits increased 7.3 percent during 2004.

•	The net interest margin declined 8 basis points to 3.32 percent. Included in net interest income for 2004 is the recognition of $111,000 in interest on non-accrual loans.
•
The Federal Reserve Bank Board raised the Federal funds rate from 1.00 percent to 2.25 percent during the last six months of 2004. The yield curve flattened as short-term rates increased more than mid- and long-term interest rates.

Non-interest income increased $485,000, or 11.6 percent, to $4,685,000.
•
The net gain on the sale of investment securities increased $983,000, while the net gain on the sale of loans decreased $769,000. The gain on the sale of investment securities was primarily from the sales of equity securities. The decline in the gain on the sale of loans was a result of the decline in mortgage activity resulting from higher interest rates.

•
A $141,000 gain on the liquidation of assets relinquished by a borrower partially offset the $350,000 charge-off, recorded through the allowance for loan losses during the third quarter of 2004, related to this loan.

•	Service charges on deposit accounts increased $151,000, primarily a result of an increase in overdraft income.
•	Non-interest income in 2003 included tax-exempt life insurance proceeds of $109,000 and dividends from QNB’s interest in a title insurance company of $70,000.

Non-interest expense increased $162,000, or 1.3 percent, to $12,843,000.
•	Salary and benefit expense decreased by $32,000. Contributing to the lower salary expense was a reduction in incentive compensation of $247,000.
•	The opening of QNB’s first supermarket branch in 2004 contributed to the increase in net occupancy, furniture and fixtures and marketing expense.
•
The effective tax rate was 21.6 percent for 2004 compared to 18.2 percent for 2003. Contributing to the lower effective tax rate in 2003 was the reversal of a $95,000 tax valuation recorded in 2002. The receipt of $109,000 in tax-exempt life insurance proceeds also had a beneficial impact on the effective tax rate in 2003.

These items, as well as others, will be explained more thoroughly in the next sections.

Average Balances, Rates, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	2005			2004			2003
	Average	Average		Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$5,500	3.20%	$176	$6,834	1.37%	$93	$11,236	1.12%	$126

Investment securities:
U.S. Treasury	6,169	2.29	141	6,536	1.97	129	6,697	2.65	177
U.S. Government agencies	35,003	3.81	1,334	35,239	3.65	1,286	37,392	4.27	1,595
State and municipal	52,641	6.50	3,423	51,548	6.54	3,369	46,631	6.86	3,199
Mortgage-backed and CMOs	136,479	4.20	5,728	141,464	4.25	6,012	124,002	4.19	5,195
Other	28,681	5.73	1,643	29,890	5.33	1,594	31,870	5.39	1,719
Total investment securities	258,973	4.74	12,269	264,677	4.68	12,390	246,592	4.82	11,885
Loans:
Commercial real estate	125,623	6.20	7,794	114,804	5.88	6,748	105,670	6.19	6,545
Residential real estate	25,372	5.87	1,490	20,820	6.22	1,296	24,630	6.78	1,669
Home equity loans	60,865	5.94	3,616	54,910	5.71	3,134	47,741	6.43	3,070
Commercial and industrial	45,967	6.26	2,879	41,511	5.02	2,084	35,927	5.25	1,885
Indirect lease financing	2,564	9.23	237	—	—	—	—	—	—
Consumer loans	5,321	8.84	470	5,673	9.32	529	6,299	9.87	622
Tax-exempt loans	12,839	5.34	685	12,627	5.23	661	10,261	6.17	633
Total loans, net of unearned income*	278,551	6.16	17,171	250,345	5.77	14,452	230,528	6.26	14,424
Other earning assets	4,688	2.81	132	4,866	1.63	80	4,882	1.84	90
Total earning assets	547,712	5.43	29,748	526,722	5.13	27,015	493,238	5.38	26,525
Cash and due from banks	19,476			20,074			18,207
Allowance for loan losses	(2,587)			(2,843)			(2,937)
Other assets	18,983			18,629			18,266
Total assets	$583,584			$562,582			$526,774
Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing demand	$95,487	1.29%	1,229	$100,684.68%		681	$87,570.63%		554
Money market	52,080	1.76	917	44,364.99		441	36,138.83		298
Savings	53,671	0.39	211	54,613.39		215	50,616.64		324
Time	161,801	3.03	4,906	156,511	2.65	4,153	152,321	2.96	4,511
Time over $100,000	45,926	3.08	1,415	40,880	2.42	990	43,289	2.49	1,080
Total interest-bearing deposits	408,965	2.12	8,678	397,052	1.63	6,480	369,934	1.83	6,767
Short-term borrowings	14,646	2.21	323	11,938	1.03	124	10,226	1.04	106
Federal Home Loan Bank advances	55,000	5.43	2,987	55,000	5.28	2,902	55,000	5.24	2,881
Total interest-bearing liabilities	478,611	2.50	11,988	463,990	2.05	9,506	435,160	2.24	9,754
Non-interest bearing deposits	55,623			52,691			49,164
Other liabilities	2,770			2,926			3,164
Shareholders’ equity	46,580			42,975			39,286
Total liabilities and shareholders’ equity	$583,584			$562,582			$526,774
Net interest rate spread		2.93%			3.08%			3.14%
Margin/net interest income		3.24%	$17,760		3.32%	$17,509		3.40%	$16,771

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.
Non-accrual loans are included in earning assets.

* Includes loans held-for-sale.

Net Interest Income
The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the years ended December 31, 2005, 2004 and 2003.

Net Interest Income
December 31,	2005	2004	2003
Total interest income	$28,272	$25,571	$25,139
Total interest expense	11,988	9,506	9,754
Net interest income	16,284	16,065	15,385
Tax equivalent adjustment	1,476	1,444	1,386
Net interest income (fully taxable equivalent)	$17,760	$17,509	$16,771

Net interest income is the primary source of operating income for QNB. Net interest income is interest income, dividends, and fees on earning assets, less interest expense incurred for funding sources. Earning assets primarily include loans, investment securities and Federal funds sold. Sources used to fund these assets include deposits, borrowed funds and earnings. Net interest income is affected by changes in interest rates, the volume and mix of earning assets and interest-bearing liabilities, and the amount of earning assets funded by non-interest bearing deposits.

For purposes of this discussion, interest income and the average yield earned on loans and investment securities are adjusted to a tax-equivalent basis as detailed in the table that appears on page 14. This adjustment to interest income is made for analysis purposes only. Interest income is increased by the amount of savings of Federal income taxes which QNB realizes by investing in certain tax-exempt state and municipal securities and by making loans to certain tax-exempt organizations. In this way, the ultimate economic impact of earnings from various assets can be more easily compared.

The net interest rate spread is the difference between average rates received on earning assets and average rates paid on interest-bearing liabilities, while the net interest margin includes interest-free sources of funds.

On a fully tax-equivalent basis, net interest income for 2005 increased $251,000, or 1.4 percent, to $17,760,000. As has been the trend, the ability to increase net interest income is a result of the growth in average deposits and the investment of these deposits into loans. The growth in average earning assets has been able to somewhat offset the continued decline in the net interest margin resulting from both the shape of the yield curve, as well as the competitive rate environment for both loans and deposits. These two factors have resulted in the rate paid on funding sources, both deposits and borrowed funds, increasing to a greater degree than the rate earned on loans and investment securities.

Average earning assets increased 4.0 percent in 2005, while the net interest margin and net interest spread declined by 8 basis points and 15 basis points, respectively. The net interest margin decreased to 3.24 percent in 2005 from 3.32 percent in 2004, while the net interest rate spread decreased to 2.93 percent in 2005 from 3.08 percent in 2004.

The interest rate graph on this page shows the trend in market interest rates for the period 2003-2005.

During 2004, the Federal Reserve Board began tightening monetary policy after reducing rates to 40-year lows. Using a “measured pace” strategy of tightening, the Board raised the Federal funds rate five times, by 25 basis points each time, bringing the overnight rate to 2.25 percent at the end of the year. The 125 basis point increase in the Federal funds rate was matched by a similar increase in the two-year Treasury bond between December 31, 2003 and December 31, 2004, while the ten-year bond fell by one basis point. This flattening of the yield curve is generally not a positive for financial institutions, as deposits tend to be priced off the shorter end of the yield curve, while loans and investment securities tend to be priced off the middle part of the yield curve. This resulted in deposit rates increasing at a faster pace than rates on earning assets, further compressing the net interest margin.

Rate-Volume Analysis of Changes in Net Interest Income (Tax-Equivalent Basis)
	2005 vs. 2004			2004 vs. 2003
	Change due to		Total	Change due to		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Federal funds sold	$(18)	$101	$83	$(49)	$16	$(33)
Investment securities available-for-sale:
U.S. Treasury	(7)	19	12	(4)	(44)	(48)
U.S. Government agencies	(9)	57	48	(92)	(217)	(309)
State and municipal	72	(18)	54	337	(167)	170
Mortgage-backed and CMOs	(212)	(72)	(284)	731	86	817
Other	(65)	114	49	(107)	(18)	(125)
Loans:
Commercial real estate	636	410	1,046	566	(363)	203
Residential real estate	283	(89)	194	(258)	(115)	(373)
Home equity loans	340	142	482	461	(397)	64
Commercial and industrial	224	571	795	293	(94)	199
Indirect lease financing	237	—	237	—	—	—
Consumer loans	(33)	(26)	(59)	(62)	(31)	(93)
Tax-exempt loans	11	13	24	146	(118)	28
Other earning assets	(3)	55	52	—	(10)	(10)
Total interest income	1,456	1,277	2,733	1,962	(1,472)	490
Interest expense:
Interest-bearing demand	(35)	583	548	83	44	127
Money market	77	399	476	68	75	143
Savings	(4)	—	(4)	25	(134)	(109)
Time	140	613	753	125	(483)	(358)
Time over $100,000	122	303	425	(60)	(30)	(90)
Short-term borrowings	28	171	199	18	—	18
Federal Home Loan Bank advances	—	85	85	—	21	21
Total interest expense	328	2,154	2,482	259	(507)	(248)
Net interest income	$1,128	$(877)	$251	$1,703	$(965)	$738

The economy in 2005 was strong, with GDP growth of approximately 4.0 percent, steady employment growth and a confident consumer. However, there were several issues, including the impact of rapidly rising oil prices, the devastation caused by several hurricanes, the fear of inflation and a potential housing bubble. The flattening of the yield curve continued during the year, including several points of inversion by the end of 2005. The Federal Reserve Board continued its “measured pace” strategy by raising the Federal funds rate eight times, or 200 basis points, bringing the overnight rate to 4.25 percent at the end of the year. As the Federal funds rate increased, the increase in other short-term rates continued to outpace the increase in longer-term rates. The rates on the two-year Treasury bond increased by about 130 basis points while the ten-year rate only increased by 12 basis points. As a result, the rates paid on deposits and short-term borrowings continued to increase to a greater degree than the rates earned on loans and investment securities. QNB did benefit from the corresponding increases in the prime rate to which some commercial and home equity loans are indexed. The increased competition for both deposits and loans also negatively impacted the rates on both. Unlike prior years, the Bank’s ability to attract deposits at reasonable rates became an issue for QNB.

The Rate-Volume Analysis table, as presented on a tax-equivalent basis above, highlights the impact of changing rates and volumes on total interest income and interest expense. Total interest income increased $2,733,000, or 10.1 percent, in 2005, to $29,748,000. The increase in interest income was a result of an increase in earning assets, as well as the impact of the rate increases discussed above. The increases in interest income attributable to volume and rate were $1,456,000 and $1,277,000, respectively. The yield on earning assets on a tax-equivalent basis was 5.43 percent for 2005, compared to 5.13 percent for 2004.

Interest income on investment securities decreased $121,000 for 2005, as average balances decreased 2.2 percent. Partially offsetting the impact of lower volumes on interest income was an increase in the average yield on the portfolio. The average yield earned on the portfolio increased 6 basis points to 4.74 percent for 2005. The small increase in the yield on the portfolio relative to the change in short-term market interest rates reflects the primarily fixed-rate nature of the portfolio.

Interest income on loans increased by $2,719,000, with the yield on loans increasing 39 basis points, to 6.16 percent. The impact of higher interest rates produced an increase in interest income from loans of $1,021,000, while an 11.3 percent increase in average balances resulted in an increase in interest income of $1,698,000. Most of the rate impact was in commercial and industrial loans and home equity loans, which tend to be indexed to changes in the prime rate. The positive impact of growth in the loan portfolio was spread across all categories except for consumer loans and tax-exempt loans, with interest on commercial purpose loans secured by commercial real estate increasing $636,000 as a result of volume. Another contributor to the increase in interest income in 2005 was QNB’s entrance into indirect lease financing which added $237,000 in interest income.

Total interest expense increased $2,482,000, or 26.1 percent, in 2005 to $11,988,000. The impact of higher interest rates contributed $2,154,000 of the total increase in interest expense. The rate paid on total interest-bearing liabilities increased to 2.50 percent in 2005 from 2.05 percent in 2004. The rate paid on interest-bearing deposit accounts increased to 2.12 percent in 2005 from 1.63 percent in 2004. A 61 basis point increase in the average rate paid on interest-bearing demand accounts contributed $583,000 to the increase in interest expense, while a 77 basis point increase in the average rate paid on money market accounts contributed $399,000 of the increase in interest expense. Most of the municipal and school district balances are included in total interest-bearing demand accounts. The rates paid on these accounts are generally indexed to the Federal funds rate, resulting in additional expense and a higher rate paid as the Federal funds rate increased. The increase in the average rate paid and interest expense on money market accounts can be attributed to the Treasury Select Money Market Account. This product is a variable-rate account, indexed to the monthly average of the 91-day Treasury bill based on balances in the account. The rate paid on this product increased throughout the year as short-term interest rates increased.

Interest expense on time deposits increased $1,178,000, with the impact of higher rates paid on time deposits contributing $916,000 of the increase. As mentioned previously, the competition for deposits and especially time deposits led to significantly higher rates paid on these products. Like other financial institutions, QNB, as a result of consumer demand and the need to retain deposits, offered relatively short maturity time deposits at attractive rates. Most consumers were looking for short maturity time deposits or money market accounts in anticipation of short-term rates continuing to increase. Average balances of time deposits increased $10,336,000, or 5.2 percent, to $207,727,000 in 2005, and contributed $262,000 in additional interest expense.

Interest expense on short-term borrowings increased $199,000 in 2005 to $323,000. Once again, most of the increase can be attributed to higher interest rates, as the average rate paid increased from 1.03 percent in 2004 to 2.21 percent in 2005. Average short-term borrowings did increase from $11,938,000 in 2004 to $14,646,000 in 2005, as QNB needed to use its Federal funds line or overnight borrowing from the Federal Home Loan Bank (FHLB) on several occasions to fund either timing differences between municipal deposit withdrawals and the cash flow from the investment portfolio or the strong loan growth that occurred in the second half of 2005.

When comparing 2004 to 2003, net interest income on a fully tax-equivalent basis increased $738,000, or 4.4 percent, to $17,509,000. The increase in net interest income was the result of the growth in deposits and the investment of these deposits into loans and investment securities. Average earning assets increased 6.8 percent in 2004, while the net interest margin declined by 8 basis points. The net interest rate margin decreased to 3.32 percent in 2004, from 3.40 percent in 2003.

Total interest income increased $490,000, or 1.8 percent, in 2004, to $27,015,000. The increase in interest income was a result of an increase in earning assets offsetting the continued impact of declining yields. The increase in interest income attributable to volume was $1,962,000, while the decrease related to declining yields was $1,472,000. Despite the increase in market interest rates off their historic lows, the long period of historically low interest rates has had the impact of lowering the yield on earning assets as loans and investment securities either repriced or were originated at lower interest rates. The yield on earning assets on a tax-equivalent basis was 5.13 percent for 2004, compared to 5.38 percent for 2003.

Interest income on investment securities increased $505,000 for 2004, as average balances increased 7.3 percent. This increase offset a decline of 14 basis points in average yield to 4.68 percent. QNB increased its holdings of amortizing securities, including mortgage-backed securities and collateralized mortgage obligations (CMOs), in an effort to increase both the yield and cash flow from the portfolio, in anticipation of rising interest rates.

Interest income on loans increased by only $28,000 in 2004, as the 8.6 percent increase in average balances was almost completely offset by the impact of declining rates in the portfolio. The volume increase in loans was centered primarily in commercial purpose loans and home equity loans, many of which are indexed to the prime rate. The yield on loans decreased 49 basis points to 5.77 percent when comparing 2004 to 2003.

Total interest expense decreased $248,000, or 2.5 percent, in 2004 to $9,506,000. The impact of lower interest rates on interest expense, particularly with regard to time deposits, offset the impact of the growth in deposits. Volume growth resulted in interest expense increasing by $259,000, while lower interest rates reduced interest expense by $507,000. A 7.3 percent increase in average interest-bearing deposits resulted in an increase in interest expense of $241,000. A $13,114,000, or 15.0 percent, increase in average interest-bearing demand accounts contributed $83,000 to the increase in interest expense, while an $8,226,000, or 22.8 percent, increase in average money market accounts contributed $68,000 in additional expense. The majority of the growth in interest-bearing demand deposits and money market accounts can be attributed to the successful development of relationships with several municipal organizations and school districts.

The average rate paid on total interest-bearing liabilities, including the borrowings from the FHLB, decreased to 2.05 percent in 2004 from 2.24 percent in 2003. The rate paid on interest-bearing deposit accounts decreased to 1.63 percent in 2004 from 1.83 percent in 2003. Lower rates paid on savings accounts and time deposits decreased interest expense by $134,000 and $513,000, respectively, in 2004. The average rate paid on savings accounts decreased 25 basis points, to .39 percent, while the average rate paid on time deposits decreased 25 basis points, to 2.61 percent. The rate on money market accounts increased from .83 percent for 2003, to .99 percent, for 2004. This was primarily the result of two events. First, QNB had to pay a higher rate to attract municipal deposits and, second the impact of rising short-term interest rates in the second half of 2004 on the Treasury Select Money Market Account.

Management expects 2006 will be another challenging year with respect to net interest income and the net interest margin. It is anticipated that the Federal Reserve Board will increase short-term rates by at least another 50 basis points and that the yield curve will remain flat and possibly invert further. Some economists are predicting that the yield curve will steepen as inflation possibly becomes an issue. The extremely competitive environment for deposits is expected to continue, which could also have a negative impact on the net interest margin. The ability to continue to successfully increase loan balances should have a positive impact on the net interest margin and interest income as loans tend to earn a higher yield than investment securities.

Provision For Loan Losses
The provision for loan losses represents management’s determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management’s best estimate of the known and inherent losses in the loan portfolio. Actual loan losses, net of recoveries, serve to reduce the allowance. Management’s analysis of the allowance for loan losses determined no provision for loan losses was necessary in 2005 as non-performing assets and delinquent loans declined and remained at reasonable levels relative to the allowance for loan losses. Additionally, there was no provision for loan losses recorded in 2004 or 2003. While QNB did not record a provision for loan losses in 2005, continued strong growth in the loan portfolio, as well as the potential for deterioration in credit quality, could impact the need for a provision for loan losses in the future.

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

Total non-interest income was $3,262,000 in 2005, compared to $4,685,000 in 2004, a decrease of 30.4 percent. Included in total non-interest income in 2005 was the write-down of $1,253,000 related to unrealized losses on FNMA and FHLMC securities that were deemed to be other-than-temporarily impaired. Excluding total net gains and losses on the sale of investment securities and loans in both years, non-interest income increased $162,000, or 4.4 percent.

When comparing 2004 to 2003, non-interest income increased 11.6 percent, from $4,198,000 to $4,685,000. Excluding gains and losses on the sale of securities and loans, non-interest income increased 8.0 percent between 2003 and 2004.

Fees for services to customers, the largest component of non-interest income, are primarily comprised of service charges on deposit accounts. These fees decreased $149,000, or 7.5 percent, during 2005 to $1,851,000. Contributing to the decline in fee income was a $54,000 reduction in 2005 of service charge income on non-interest bearing business checking accounts. The decline in the service charges on business accounts reflects the impact of a higher earnings credit rate, resulting from the increases in short-term interest rates, applied against balances to offset service charges incurred. Also, negatively impacting service charge income was the elimination of the monthly fee on an interest-bearing checking account product. This fee change resulted in the reduction in fee income of approximately $32,000 in 2005. Fees, primarily overdraft related, that were waived or charged-off as uncollectible, increased 28.9 percent and accounted for $65,000 of the total decrease in service charge income.

When comparing 2004 to 2003, fees for services to customers increased $151,000, or 8.2 percent, to $2,000,000 in 2004. Overdraft income increased $241,000, or 15.7 percent, during 2004, reflecting an increase in both the volume of overdrafts as well as the fee charged. The overdraft fee was increased in March 2004. Partially offsetting this increase was a $33,000 reduction in service charge income on non-interest bearing business checking accounts, a result of the higher earnings credit rate in 2004 compared to 2003.

ATM and debit card income is primarily comprised of income on debit cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $687,000 for 2005, an increase of $89,000, or 14.9 percent, from the amount recorded in 2004. This followed an increase of $57,000, or 10.5 percent, between 2003 and 2004. Debit card income increased $61,000, or 14.1 percent, to $493,000, in 2005. Debit card income was $432,000 in 2004 and $391,000 in 2003. The increase in debit card income is a result of the increased reliance on the card as a means of paying for goods and services by both consumers and business cardholders. In addition, an increase in pin-based transactions, as well as the fee received from VISA, resulted in additional interchange income of $34,000 when comparing 2005 to 2004. Partially offsetting these positive variances was a reduction in ATM surcharge income of $8,000 between 2004 and 2005. This decrease was a result of fewer transactions by non-QNB customers at QNB’s ATM machines. Debit card income in 2003 was negatively impacted in the second half of that year as a result of the legal settlement between the card companies and the retailers. This settlement resulted in a reduction in the average amount earned per transaction.

Income on bank-owned life insurance represents the earnings on life insurance policies in which the Bank is the beneficiary. The earnings on these policies were $288,000, $300,000 and $330,000 for 2005, 2004 and 2003, respectively. The insurance carriers reset the rates on these policies annually. The decline in income over the three-year period is a result of a lower earnings rate resulting from the lower interest rate environment at the reset dates.

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over the period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. Mortgage servicing fees were $90,000 in 2005, compared to $112,000 in 2004 and $12,000 in 2003. The decline in mortgage servicing fees in 2005 was primarily the result of the change in the fair market value adjustment between the two years. QNB recorded a positive market valuation adjustment of $5,000 in 2005, compared to a positive adjustment of $26,000 in 2004. Amortization expense related to the mortgage servicing asset was $109,000 in 2005 and $122,000 in 2004. The lower mortgage servicing income in 2003 was a result of both higher amortization expense as well as a negative fair market value adjustment resulting from lower interest rates. In 2003, QNB recorded amortization expense of $174,000 and a valuation allowance of $18,000. The historically high level of mortgage refinance activity in 2003 contributed to the higher amortization expense in that year as the mortgage servicing asset on existing mortgages was written off as these loans were refinanced. For additional information on intangible assets see Note 8 of the Notes to Consolidated Financial Statements included as Item 8 of this Report.

QNB recorded a net loss on investment securities of $727,000 in 2005. Included in this loss was the $1,253,000 write-down of the perpetual preferred stock of FNMA and FHLMC discussed previously. During 2005, QNB realized net gains of $376,000 on the sale of equity securities. In the fixed income portfolio, QNB recorded net gains, excluding the impairment loss, of $150,000 during 2005.

QNB recorded a net gain on investment securities of $849,000 in 2004. Included in this amount are net gains of $613,000 on the sale of equity securities from the Corporation’s portfolio. In addition, QNB recorded net gains of $236,000 from the fixed income security portfolio in 2004. QNB recorded a net loss on investment securities of $134,000 in 2003. Included in this loss was a $105,000 write-down of marketable equity securities whose decline in market value below cost was deemed to be other-than-temporary.

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

The net gain on the sale of loans was $145,000, $154,000 and $923,000 in 2005, 2004 and 2003, respectively. Included within the gains on sale recorded in 2003 are gains on the sale of student loans of $35,000. Effective June 30, 2002, QNB terminated its agreement with the Student Loan Marketing Association. QNB no longer originates student loans for sale, but originates on a referral basis. The balance in the portfolio was sold during the second quarter of 2003. Residential mortgage loans to be sold are identified at origination. The net gain on the sale of residential mortgage loans was $145,000, $154,000 and $888,000 for the years 2005, 2004 and 2003, respectively. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. The larger gain recorded in 2003 reflects the impact of the residential refinancing wave that took place as interest rates were declining to record lows. Included in the gains on the sale of residential mortgages in 2005, 2004 and 2003 were $80,000, $66,000 and $345,000, respectively, related to the recognition of mortgage servicing assets. Proceeds from the sale of residential mortgages were $11,004,000, $9,162,000 and $41,904,000, respectively, during these same years. The lower amount of gains in 2005 compared with 2004, despite the higher volume sold, reflects the impact of selling into a rising interest rate environment.

				Change from Prior Year
Non-Interest Income Comparison				2005		2004
	2005	2004	2003	Amount	Percent	Amount	Percent
Fees for services to customers	$1,851	$2,000	$1,849	$(149)	(7.5)%	$151	8.2%
ATM and debit card income	687	598	541	89	14.9	57	10.5
Income on bank-owned life insurance	288	300	330	(12)	(4.0)	(30)	(9.1)
Mortgage servicing fees	90	112	12	(22)	(19.6)	100	833.3
Net (loss) gain on investment securities	(727)	849	(134)	(1,576)	(185.6)	983	733.6
Net gain on sale of loans	145	154	923	(9)	(5.8)	(769)	(83.3)
Other operating income	928	672	677	256	38.1	(5)	(.7)
Total	$3,262	$4,685	$4,198	$(1,423)	(30.4)%	$487	11.6%

Other operating income was $928,000, $672,000 and $677,000 in 2005, 2004 and 2003, respectively. Included in the results for 2005 was an increase in gains on sales of repossessed assets of $69,000, insurance proceeds of $62,000 and a sales tax refund of $45,000. Also contributing to the increase in other operating income when comparing 2005 to 2004 was $44,000 of income from QNB’s membership in Laurel Abstract Company LLC, a title insurance company, an increase of $37,000 related to income on official checks and an increase of $28,000 in retail brokerage income. The increase in official check income was a result of the increase in short-term interest rates.

When comparing 2004 to 2003, trust and retail brokerage income increased $35,000, while net gains on sales of repossessed assets increased $143,000. Included in the results for 2003 was the recognition of $109,000 from life insurance proceeds and dividends from QNB’s investment in a title insurance company of $70,000. No dividends from the title insurance company were received in 2004 and a loss of $29,000 was recognized on the termination of this company.

Financial service organizations, including QNB, are challenged to demonstrate that they can generate an increased contribution to revenue from non-interest sources. QNB will continue to analyze other opportunities and products that could enhance its fee-based businesses.

Non-Interest Expense
Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services and various other operating expenses. Total non-interest expense in 2005 increased $259,000, or 2.0 percent, to $13,102,000. This followed an increase in non-interest expense of $162,000, or 1.3 percent, between 2003 and 2004. The slight increase in non-interest expense, combined with the significant decline in non-interest income, caused QNB’s overhead efficiency ratio, which represents non-interest expense divided by net operating revenue on a tax-equivalent basis, to increase from approximately 57.9 percent in 2004 to 62.3 percent in 2005. Excluding the impairment charge the overhead efficiency ratio in 2005 would have been approximately 58.8 percent.

Salaries and benefits expense is the largest component of non-interest expense. Salaries and benefits expense for 2005 was $7,314,000, an increase of $151,000, or 2.1 percent, over 2004. Salary expense increased $146,000, or 2.5 percent, in 2005, to $5,893,000. Included in salary expense in 2005 were severance costs of $106,000, while in 2004 salary expense included $210,000 of incentive compensation expense. There was no incentive compensation paid in 2005. The Bank’s incentive compensation plan provides for the sharing with all employees, excluding senior management, of incremental income above a Board determined level. This plan resulted in a payout of $119,000, or 2.7 percent of eligible salary, in 2004. Senior management has a separate arrangement based on growth in earnings per share. Salary expense, excluding the severance and incentive payments, increased $250,000, or 4.5 percent, when comparing 2005 to 2004. QNB monitors, through the use of various surveys, the competitive salary information in its markets and makes adjustments where appropriate.

Benefits expense increased by $5,000, or .4 percent, to $1,421,000 in 2005. Medical premiums increased $68,000, or 10.0 percent, as a result of the general increase in medical insurance costs, while costs associated with QNB’s retirement plans increased $18,000, or 4.5 percent. These increases were offset by a decrease in dental premiums of $41,000 due to the Bank’s decision to partially self-insure for dental costs and a $38,000 increase in employee contributions to cost sharing for medical and dental premiums.

Salary and benefits expense for 2004 was $7,163,000, a decrease of $32,000, or .4 percent, over 2003. Salary expense for 2004 decreased $53,000, or .9 percent, to $5,747,000. The decrease in salary expense was primarily related to a lower incentive compensation payout in 2004 compared to 2003 partially offset by merit increases and an increase in the number of employees. The incentive payout to employees, excluding senior management, in 2003 was $457,000, or 10.5 percent of eligible salary. Salary expense without the incentive compensation payout, increased $285,000, or 5.3 percent, in 2004 compared to 2003. The number of full time equivalent employees increased by six when comparing 2004 to 2003.

Benefits expense increased by $21,000, or 1.5 percent, to $1,416,000, in 2004. The largest increase was in medical and dental premiums, which increased $55,000, or 7.6 percent. This increase was partially offset by an increase in employee withholdings for these benefits of $26,000 and decreases in payroll taxes and workers’ compensation premiums of $9,000 and $7,000, respectively.

Net occupancy expense for 2005 was $1,100,000, an increase of $87,000, or 8.6 percent, from the amount reported in 2004. An increase in gas, oil and electric costs resulted in an increase in utility expense of $33,000, or 21.7 percent, in 2005. Repairs and maintenance to existing facilities contributed an additional $19,000 to net occupancy expense in 2005. Also, contributing to the increase in net occupancy was higher costs related to depreciation, taxes, and rent expense. The addition of a new supermarket branch, which opened late June 2004 and the purchase in July of 2004 of a building to be used for office space, contributed to these increases in net occupancy expense. It is anticipated that the completion of the renovation of the building and occupancy will take place during the second quarter of 2006.

Marketing expense increased $42,000, or 7.5 percent, in 2005, to $599,000, with advertising expense and sales promotion expense increasing $20,000 and $13,000, respectively. QNB has made a strategic decision to increase its visibility in the communities it serves through increased use of billboards, television advertising and promotional giveaways to increase both product and brand recognition. In addition, donations increased $17,000 when comparing 2005 and 2004. QNB contributes to many not-for-profit organizations, clubs and community events in the local communities it serves.

When comparing 2004 to 2003, marketing expense increased $21,000, or 3.9 percent, to $557,000. During 2004, the largest increases were in public relations and sales promotions of $19,000 and $13,000, respectively. These increases were primarily related to the costs associated with opening the new branch.

Third party services are comprised of professional services including legal, accounting and auditing, and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include trust services, retail non-deposit services, correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense was $701,000 in 2005, compared to $680,000 in 2004 and $741,000 in 2003. The increase in costs between 2004 and 2005, primarily relate to the use of consultants for entrance into the indirect equipment leasing business and strategic planning, as well as increased internal and external auditing costs stemming from the internal control requirements of the Sarbanes-Oxley Act. The impact of these increases was partially offset by a reduction in expenses to a marketing firm that provided benefits to certain QNB deposit customers. This contract ended in October 2004. These cost savings of $54,000 offset the loss of fee income described in the fees for services to customers. The higher costs in 2003 compared to 2004, primarily relate to the use of consultants for technology projects as well as for human resource purposes, which was partially offset by higher internal and external auditing costs resulting from the increase in corporate governance as required under the Sarbanes-Oxley Act.

The declining trend in telephone, postage and supplies expense continued in 2005 with these costs down $33,000, or 6.3 percent, to $488,000. This followed a $35,000, or 6.3 percent, decline in 2004, to $521,000. When comparing 2005 to 2004, postage expense increased $23,000 reflecting an increase in the volume of mail, primarily statements and promotional pieces. This was offset by lower telephone expense and supplies expense of $37,000 and $17,000, respectively. The reduction in telephone expense primarily relates to refunds of overcharges incurred in late 2004, as well as costs incurred in 2004 related to an additional line and costs associated with the new branch.

State tax expense represents the payment of the Pennsylvania Shares Tax, which is based primarily on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $423,000, $375,000 and $331,000 for the years 2005, 2004 and 2003, respectively. The Pennsylvania Shares Tax increased $36,000 during 2005, to $397,000. This followed a $36,000 increase between 2003 and 2004. The capital stock tax increased $14,000 when comparing 2005 to 2004 and $10,000 between 2004 and 2003.

				Change from Prior Year
Non-Interest Expense Comparison				2005		2004
	2005	2004	2003	Amount	Percent	Amount	Percent
Salaries and employee benefits	$7,314	$7,163	$7,195	$151	2.1%	$(32)	(.4)%
Net occupancy expense	1,100	1,013	859	87	8.6	154	17.9
Furniture and equipment expense	1,159	1,146	1,109	13	1.1	37	3.3
Marketing expense	599	557	536	42	7.5	21	3.9
Third party services	701	680	741	21	3.1	(61)	(8.2)
Telephone, postage and supplies	488	521	556	(33)	(6.3)	(35)	(6.3)
State taxes	423	375	331	48	12.8	44	13.3
Other expense	1,318	1,388	1,354	(70)	(5.0)	34	2.5
Total	$13,102	$12,843	$12,681	$259	2.0%	$162	1.3%

Income Taxes
Applicable income taxes and effective tax rates were $1,398,000, or 21.7 percent, for 2005 compared to $1,704,000, or 21.6 percent, for 2004, and $1,254,000, or 18.2 percent, for 2003. During 2005, the Bank established a $209,000 valuation allowance primarily to offset a portion of the tax benefits associated with certain impaired securities that management believed may not be realizable. The higher effective tax rate in 2004 compared to 2003 was a result of a decrease in the proportion of tax-exempt income from investment securities, loans and bank-owned life insurance to pretax income. Also contributing to the lower effective tax rate in 2003 was the reversal of a $95,000 tax valuation recorded in previous periods. For a more comprehensive analysis of income tax expense and deferred taxes, refer to Note 12 in the Notes to Consolidated Financial Statements.

Financial Condition
Financial service organizations are challenged to demonstrate they can generate sustainable and consistent earnings growth in an increasingly competitive environment. Managing the balance sheet in the interest rate environment of the past several years has been a major challenge. The flattening of the yield curve that began in 2004, as the Federal Reserve began to raise short-term interest rates, continued into 2005, with the yield curve inverting at points late in the year.

QNB operates in an attractive market for financial services, but also in a market with intense competition from other local community banks and regional and national financial institutions. QNB’s “Sincere Interest in Your Success” is achieved by offering a broad range of high quality financial products and services. QNB has established internal standards of service excellence and actively trains all employees on those standards so the customer experiences a consistently high level of service at all points of contact with the Bank.

The landscape in which QNB operates continues to change as additional strong competitors move into QNB’s market area. In addition, other forms of strong competition have emerged, such as internet banks, that are extremely competitive with regard to deposit rates. Deposit growth, which over the past few years has been strong, became a challenge in 2005. As the stock market continued to rebound, deposits began to flow back out of financial institutions and the pricing of deposits became very competitive, with many institutions offering higher promotional rates. QNB will continue to price its deposits competitively, but attempt to do so in a manner that will minimize the negative impact on the net interest margin. With regard to loans, while growth has been strong as the economy improved, the price competition for loans has increased as well. The multiple increases in the prime rate over the past two years, while mid-term rates have remained relatively low, has resulted in an increased demand for fixed-rate loans over floating- or adjustable-rate loans.

Total assets at year-end 2005 were $582,205,000, compared with $583,644,000 at December 31, 2004, a decrease of $1,439,000, or .2 percent. This followed growth during 2004 of 6.0 percent. Average total assets increased 3.7 percent, or $21,002,000, in 2005 to $583,584,000, and 6.8 percent, or $35,808,000, in 2004. The growth in average assets compared to the decline when comparing actual assets at December 31, 2005 to December 31, 2004 was a reflection of the timing of funding source deposits and withdrawals. Much of the significant growth in funding sources occurred in the third quarter of 2004 and was withdrawn beginning in the second quarter of 2005. Funding sources, which include deposits and borrowed money, decreased .3 percent from year-end 2004 to year-end 2005. This decrease followed growth of 6.1 percent from year-end 2003 to year-end 2004. Average funding sources increased 3.4 percent in 2005 and 6.7 percent in 2004.

The following discussion will further detail QNB’s financial condition during 2005 and 2004.

Investment Securities and Other Short-Term Investments
Total investment securities at December 31, 2005 and 2004 were $239,172,000 and $273,764,000, respectively. For the same periods, approximately 62.8 percent and 68.4 percent, respectively, of QNB’s investment securities were either U.S. Government, U.S. Government agency debt securities, U.S. Government agency issued mortgage-backed securities or collateralized mortgage obligation securities (CMOs). As of December 31, 2005, QNB held no securities of any one issue or any one issuer (excluding the U.S. Government and its agencies) that were in excess of 10 percent of shareholders’ equity. The proceeds from the investment portfolio were used to fund loan growth and deposit withdrawals during 2005, resulting in the 12.6 percent decrease in a balance of the portfolio between 2004 and 2005.

Average investment securities decreased $5,704,000, or 2.2 percent, to $258,973,000 in 2005, compared with an $18,085,000, or a 7.3 percent, increase in 2004. The smaller decrease in average balances compared to day-end balances was once again a function of timing. A significant portion of the loan growth as well as the deposit withdrawals occurred in the third and fourth quarters of 2005.

QNB did not have Federal funds sold at December 31, 2005 but had Federal funds purchased of $1,490,000. Federal funds sold at December 31, 2004 were $3,159,000. Average Federal funds sold decreased $1,334,000, or 19.5 percent, to $5,500,000, in 2005. This decrease compares to a $4,402,000, or 39.2 percent, decrease in average Federal funds sold in 2004. The higher level of Federal funds sold in 2003 was a result of the desire to have more liquidity in light of the significant increase in deposits, particularly short-term time deposits and transaction accounts during 2003. In 2004, management made the decision to reduce Federal funds sold balances by purchasing short-term investment securities. This shift was done for the purpose of improving net interest income since the rate on short-term investments was higher than the rate on Federal funds sold.

Investment Portfolio History
December 31,	2005	2004	2003
Investment Securities Available-for-Sale
U.S. Treasuries	$6,002	$6,114	$6,792
U.S. Government agencies	23,824	46,478	43,279
State and municipal securities	47,530	45,992	41,076
Mortgage-backed securities	57,733	67,510	66,476
Collateralized mortgage obligations (CMOs)	71,475	70,789	68,761
Other debt securities	18,252	21,972	25,214
Equity securities	8,459	8,706	9,033
Total investment securities available-for-sale	$233,275	$267,561	$260,631
Investment Securities Held-to-Maturity
State and municipal securities	$5,897	$6,203	$11,180
Collateralized mortgage obligations (CMOs)	—	—	832
Total investment securities held-to-maturity	$5,897	$6,203	$12,012
Total investment securities	$239,172	$273,764	$272,643

In light of the fact that QNB’s investment portfolio represents a significant portion of earning assets and interest income, QNB actively manages the portfolio in an attempt to maximize earnings, while considering liquidity needs and interest rate risk. With the strong growth in the loan portfolio, combined with the slight decline in deposits and the slowdown in prepayments on mortgage-backed securities and callable agency securities resulting from higher interest rates, investment portfolio activity was down significantly during 2005. Proceeds from the sale of investments were $45,105,000, in 2005, compared to $66,715,000 and $54,591,000 during 2004 and 2003, respectively. In addition, proceeds from maturities, calls and prepayments of securities were $37,020,000 in 2005, compared with $61,145,000 and $105,086,000, respectively, in 2004 and 2003. These proceeds were used to purchase $52,442,000 in securities during 2005, a decline of 59.9 percent from the $130,878,000 purchased in 2004 and 73.1 percent from the $194,743,000 purchased in 2003. The composition of the portfolio changed slightly between December 31, 2004 and December 31, 2005. U.S. Government agency securities and mortgage-backed securities declined to 10.0 percent and 24.1 percent, respectively, of the portfolio from 17.0 percent and 26.9 percent, respectively, of the portfolio, while tax-exempt state and municipal securities and CMOs increased to 22.3 percent and 29.9 percent, respectively, of the portfolio from 16.8 percent and 25.9 percent, respectively, of the portfolio. The $22,654,000 decline in U.S. Government agency securities was primarily a result of the reduction in municipal deposits. QNB purchased these securities with call features to closely match the anticipated withdrawal of these deposits.

Management anticipates minimal purchases in the investment portfolio during 2006. It is once again anticipated that loan growth will outpace deposit growth, resulting in less funds to invest in securities. Based on projections, QNB estimates that approximately $39,000,000 of investment securities at a book yield of 4.39 percent will be available from cash flow from the portfolio for reinvestment in either loans or securities. Based on current interest rates, reinvestment of these funds should be into higher yielding instruments.

At December 31, 2005 and 2004, investment securities totaling $68,917,000 and $103,305,000, respectively, were pledged as collateral for repurchase agreements and public deposits. The decrease was a result of the decline in deposit balances from municipalities and school districts.

QNB accounts for its investments by classifying its securities into three categories. Securities that QNB has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders’ equity. Management determines the appropriate classification of securities at the time of purchase. QNB held no trading securities at December 31, 2005 or 2004.

Investment Portfolio Weighted Average Yields
	Under	1-5	5-10	Over 10
December 31, 2005	1 Year	Years	Years	Years	Total
Investment Securities Available-for-Sale
U.S. Treasuries:
Fair value	$4,019	$1,983	—	—	$6,002
Weighted average yield	2.68%	4.22%	—	—	3.19%
U.S. Government agencies:
Fair value	—	$17,776	$6,048	—	$23,824
Weighted average yield	—	4.34%	4.02%	—	4.26%
State and municipal securities:
Fair value	$187	$2,885	$16,142	$28,316	$47,530
Weighted average yield	7.28%	4.70%	6.01%	6.47%	6.21%
Mortgage-backed securities:
Fair value	—	$53,647	$4,086	—	$57,733
Weighted average yield	—	4.58%	4.97%	—	4.61%
Collateralized mortgage obligations (CMOs):
Fair value	$4,767	$65,427	$1,281	—	$71,475
Weighted average yield	4.63%	4.19%	3.90%	—	4.22%
Other debt securities:
Fair value	—	$8,444	$4,765	$5,043	$18,252
Weighted average yield	—	7.21%	7.72%	6.28%	7.07%
Equity securities:
Fair value	—	—	—	$8,459	$8,459
Weighted average yield	—	—	—	3.44%	3.44%
Total fair value	$8,973	$150,162	$32,322	$41,818	$233,275
Weighted average yield	3.76%	4.52%	5.64%	5.84%	4.87%
Investment Securities Held-to-Maturity
State and municipal securities:
Amortized cost	$490	$884	—	$4,523	$5,897
Weighted average yield	7.15%	5.63%	—	6.96%	6.78%

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

Investments Available-For-Sale
Available-for-sale investment securities include securities that management intends to use as part of its asset/liability management strategy. These securities may be sold in response to changes in market interest rates, related changes in the securities prepayment risk or in response to the need for liquidity. At December 31, 2005, the fair value of investment securities available-for-sale was $233,275,000, or $1,912,000 below the amortized cost of $235,187,000. This compares to a fair value of $267,561,000, or $1,561,000 above the amortized cost of $266,000,000, at December 31, 2004. An unrealized holding loss of $1,262,000 was recorded as a decrease to shareholders’ equity as of December 31, 2005, while an unrealized holding gain of $691,000 was recorded as an increase to shareholders’ equity as of December 31, 2004. The available-for-sale portfolio, excluding equity securities, had a weighted average maturity of approximately 4 years, 5 months at December 31, 2005 and 3 years, 7 months at December 31, 2004. The weighted average tax-equivalent yield was 4.87 percent and 4.59 percent at December 31, 2005 and 2004, respectively.

The weighted average maturity is based on the stated contractual maturity or likely call date of all securities except for mortgage-backed securities and CMOs, which are based on estimated average life. The maturity of the portfolio could be shorter if interest rates would decline and prepayments on mortgage-backed securities and CMOs increase or if more securities are called. However, the estimated average life could be longer if rates were to increase and principal payments on mortgage-backed securities and CMOs would slow or bonds anticipated to be called are not called. The interest rate sensitivity analysis on page 36 reflects the repricing term of the securities portfolio based upon estimated call dates and anticipated cash flows assuming management’s projected interest rate environment.

Investments Held-To-Maturity
Investment securities held-to-maturity are recorded at amortized cost. Included in this portfolio are state and municipal securities. At December 31, 2005 and 2004, the amortized cost of investment securities held-to-maturity was $5,897,000 and $6,203,000, respectively, and the fair value was $6,082,000 and $6,432,000, respectively. The held-to-maturity portfolio had a weighted average maturity of approximately 3 years, 10 months at December 31, 2005, and 4 years, 5 months at December 31, 2004. The weighted average tax-equivalent yield was 6.78 percent and 6.79 percent at December 31, 2005 and 2004, respectively.

Loans
QNB’s primary functions and responsibilities are to accept deposits and to make loans to meet the credit needs of the communities it serves. Loans are the most significant component of earning assets. Inherent within the lending function is the evaluation and acceptance of credit risk and interest rate risk, along with the opportunity cost of alternative deployment of funds. QNB manages credit risk associated with its lending activities through portfolio diversification, underwriting policies and procedures and loan monitoring practices.

QNB has comprehensive policies and procedures that define and govern both commercial and retail loan origination and management of risk. All loans are underwritten in a manner that emphasizes the borrowers’ capacity to pay. The measurement of capacity to pay delineates the potential risk of non-payment or default. The higher potential for default determines the need for and amount of collateral required. QNB makes unsecured loans when the capacity to pay is considered substantial. As capacity lessens, collateral is required to provide a secondary source of repayment and to mitigate the risk of loss. Various policies and procedures provide guidance to the lenders on such factors as amount, terms, price, maturity and appropriate collateral levels. Each risk factor is considered critical to ensuring that QNB receives an adequate return for the risk undertaken, and that the risk of loss is minimized.

QNB manages the risk associated with commercial loans, which generally have balances larger than retail loans, by having lenders work in tandem with credit underwriting personnel. In addition, a Bank loan committee and a committee of the Board of Directors review and approve certain loan requests on a weekly basis.

QNB’s commercial lending activity is focused on small businesses within the local community. Commercial and industrial loans represent commercial purpose loans that are either secured by collateral other than real estate or unsecured. Real estate commercial loans include commercial purpose loans collateralized at least in part by commercial real estate. These loans may not be for the express purpose of conducting commercial real estate transactions. Real estate residential loans include loans secured by one-to-four family units. These loans include fixed-rate home equity loans, floating rate home equity lines of credit, loans to individuals for residential mortgages, and commercial investment purpose loans.

Indirect lease financing receivables represent loans to small businesses that are collateralized by equipment. These loans are originated by a third party and purchased by QNB based on criteria specified by QNB. The criteria include minimum credit scores of the borrower, term of the lease, type and age of equipment financed and geographic area. The geographic area primarily represents states contiguous to Pennsylvania. QNB is not the lessor and does not service these loans.

Substantially all originations of loans to individuals for residential mortgages with maturities of 20 years or greater are sold in the secondary market. At December 31, 2005 and 2004, real estate residential loans held-for-sale were $134,000 and $312,000, respectively. These loans are carried at the lower of aggregate cost or market.

Total loans, excluding loans held-for-sale, at December 31, 2005 were $301,349,000, an increase of $33,301,000, or 12.4 percent, from December 31, 2004. This followed a $35,921,000, or 15.5 percent, increase from December 31, 2003 to December 31, 2004. Average total loans increased 11.3 percent in 2005 and 8.6 percent in 2004. This loan growth was achieved despite the extremely competitive environment for both commercial and consumer loans. A key financial ratio is the loan to deposit ratio. With the strong growth in loans in 2005, combined with the decline in deposits, this ratio improved to 65.7 percent at December 31, 2005, compared with 57.5 percent at December 31, 2004. Despite the improvement in this ratio, it remains below the local peer group; therefore, continued loan growth remains one of the primary goals of QNB in 2006.

Most of the growth in loans in both 2005 and 2004 was centered in loans to small businesses, both commercial and industrial, and loans secured by either commercial or residential real estate, and home equity loans. The entrance into the indirect lease financing business in 2005 also contributed to the growth in total loans.

Loan Portfolio
December 31,	2005	2004	2003	2002	2001
Commercial and industrial	$64,812	$57,372	$47,210	$39,722	$42,316
Construction	7,229	7,027	9,056	7,687	3,989
Real estate-commercial	104,793	98,397	86,707	74,125	71,112
Real estate-residential	112,920	99,893	83,703	84,907	77,273
Consumer	5,080	5,376	5,604	6,513	5,669
Indirect lease financing	6,451	—	—	—	—
Total loans	301,285	268,065	232,280	212,954	200,359
Unearned costs (income)	64	(17)	(153)	(263)	(270)
Total loans, net of unearned costs (income)	$301,349	$268,048	$232,127	$212,691	$200,089

Loan Maturities and Interest Sensitivity
	Under	1-5	Over
December 31, 2005	1 Year	Years	5 Years	Total
Commercial and industrial	$8,817	$40,057	$15,938	$64,812
Construction	429	5,261	1,539	7,229
Real estate-commercial	2,467	9,873	92,453	104,793
Real estate-residential	8,984	15,486	88,450	112,920
Consumer	983	4,048	49	5,080
Indirect lease financing	40	6,359	52	6,451
Total	$21,720	$81,084	$198,481	$301,285

Demand loans, loans having no stated schedule of repayment and no stated maturity, are included in under one year.

The following shows the amount of loans due after one year that have fixed, variable or adjustable interest rates at December 31, 2005:

Loans with fixed predetermined interest rates	$96,676
Loans with variable or adjustable interest rates	$182,889

The Allowance for Loan Loss Allocation table on page 28 shows the percentage composition of the loan portfolio. Despite the significant growth in the loan portfolio, the composition of the portfolio remained relatively unchanged from December 31, 2004. At December 31, 2005, indirect lease financing receivables represent approximately 2.1 percent of the portfolio. Loans secured by commercial real estate, while still the second largest sector of the portfolio, declined to 34.8 percent of the portfolio at year-end 2005, from 36.7 percent at year-end 2004. Consumer loans as a percentage of loans continued to decrease, as consumer loans, especially auto loans, remained difficult to originate profitably because of the zero-rate or low-rate loans offered by the automobile manufacturers.

The commercial and industrial loan category continued to experience strong growth, increasing $7,440,000, or 13.0 percent, to end the year 2005 at $64,812,000. This followed growth of 21.5 percent in 2004. Although a certain number of these loans are considered unsecured, the majority are secured by non-real estate collateral such as equipment, vehicles, accounts receivable and inventory. Loans secured by commercial real estate increased by $6,396,000, or 6.5 percent, in 2005, following a 13.5 percent increase between December 31, 2003 and 2004. QNB’s commercial loans are not considered to be concentrated within any one industry, except those loans to real estate developers and investors that account for $52,844,000, or 17.5 percent, of the loan portfolio at December 31, 2005. As a percentage of the portfolio, this percentage represents a decrease from the $52,046,000, or 19.4 percent, of the loan portfolio at December 31, 2004. Concentration is based upon Standard Industrial Classification codes used for bank regulatory purposes and is considered to be 10 percent or more of total loans. Diversification is achieved through lending to various industries located within the market area. This diversification is believed to reduce risk associated with changes in economic conditions.

Residential real estate loans increased $13,027,000, or 13.0 percent, to $112,920,000 at December 31, 2005. Total home equity loans increased $4,936,000, or 8.4 percent, with fixed-rate term loans increasing $6,198,000 and variable-rate home equity loans declining $1,262,000. Home equity loans, both term loans and lines, have been popular with consumers because they typically have lower origination costs than residential mortgage loans. The variable line of credit product indexed to the prime rate had been popular and saw significant growth when the prime rate reached historically low levels during 2003 and 2004. As the prime rate has increased from 4.00 percent to 7.25 percent, customers have refinanced these variable-rate home equity lines of credit into fixed-rate term loans. Rates on fixed-rate home equity loans have increased only marginally because mid-term and longer-term interest rates have not increased significantly and competition for these types of loans remains strong. QNB anticipates some of these lines will continue to be refinanced into fixed-rate loans during 2006. Residential mortgage loans increased $3,879,000, to $26,322,000, at December 31, 2005. The increase in residential mortgage loans was primarily the result of the introduction of several hybrid adjustable-rate mortgage products. These products have a fixed rate for a five- to ten-year period of time, and then adjust annually after the fixed period is over. QNB holds these loans in portfolio.

Non-Performing Assets
Non-performing assets include accruing loans past due 90 days or more, non-accruing loans, restructured loans, other real estate owned and other repossessed assets. The chart below shows the history of non-performing assets over the past five years. Total non-performing assets were $14,000 at December 31, 2005, or .002 percent of total assets. This represents a decrease from the December 31, 2004 balance of $469,000. Non-performing assets at December 31, 2004 represented .08 percent of total assets. Non-performing assets as a percent of total assets remain at low levels both historically and compared to peer groups.

Non-accrual loans are those on which the accrual of interest has ceased. Commercial loans are placed on non-accrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to protect principal and interest. Consumer loans are not automatically placed on non-accrual status when principal or interest payments are 90 days past due, but, in most instances, are charged-off when deemed uncollectible or after reaching 120 days past due. There were no loans on non-accrual status at December 31, 2005. Included in the loan portfolio at December 31, 2004 were loans on non-accrual status of $373,000.

There were no restructured loans as of December 31, 2005 or 2004, as defined in the Financial Accounting Standards Board Statement No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” that have not already been included in loans past due 90 days or more or in non-accrual loans. There was no other real estate owned or repossessed assets as of December 31, 2005 or 2004.

Loans not included in past due, non-accrual or restructured categories, but where known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, totaled $2,634,000 and $4,328,000 at December 31, 2005 and 2004, respectively.

Non-Performing Assets
December 31,	2005	2004	2003	2002	2001

Loans past due 90 days or more not on non-accrual status
Commercial and industrial	$—	$—	$—	$—	$—
Construction	—	—	—	—	—
Real estate-commercial	—	—	—	—	—
Real estate-residential	—	68	—	—	305
Consumer	14	28	11	7	11
Indirect lease financing	—	—	—	—	—
Total loans past due 90 days or more and accruing	14	96	11	7	316

Loans accounted for on a non-accrual basis
Commercial and industrial	—	372	392	—	—
Construction	—	—	—	—	—
Real estate-commercial	—	—	17	—	—
Real estate-residential	—	—	409	650	280
Consumer	—	1	—	—	—
Indirect lease financing	—	—	—	—	—
Total non-accrual loans	—	373	818	650	280

Other real estate owned	—	—	—	—	—
Repossessed assets	—	—	—	11	—

Total non-performing assets	$14	$469	$829	$668	$596
Total as a percent of total assets	.002%	.08%	.15%	.13%	13%

Allowance For Loan Losses
The allowance for loan losses represents management’s best estimate of the known and inherent losses in the existing loan portfolio. Management believes that it uses the best information available to make determinations about the adequacy of the allowance and that it has established its existing allowance for loan losses in accordance with U.S. generally accepted accounting principles (GAAP). The determination of an appropriate level of the allowance for loan losses is based upon an analysis of the risks inherent in QNB’s loan portfolio. Management uses various tools to assess the appropriateness of the allowance for loan losses. One tool is a model recommended by the Office of the Comptroller of the Currency, the Bank’s primary regulator. This model considers a number of relevant factors including: historical loan loss experience, the assigned risk rating of the credit, current and projected credit worthiness of the borrower, current value of the underlying collateral, levels of and trends in delinquencies and non-accrual loans, trends in volume and terms of loans, concentrations of credit, and national and local economic trends and conditions. This model is supplemented with another analysis that also incorporates commercial loan risk ratings, exceptions to QNB’s loan policy, and QNB’s portfolio exposure to borrowers with large dollar concentration. Other tools include ratio analysis and peer group analysis.

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

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. There were no loans considered impaired at December 31, 2005. At December 31, 2004, the recorded investment in loans for which impairment has been recognized totaled $372,000, of which none required an allowance for loan loss. Most of the loans that had been identified as impaired are collateral-dependent.

QNB had net charge-offs of $86,000 and $317,000 in 2005 and 2004, respectively. Net charge-offs in 2005 were related primarily to consumer loans. Included in net charge-offs in 2004 was a $350,000 charge-off related to the relinquishment of assets by a borrower to the Bank as its secured creditor, and the transfer of this loan to other assets as a repossessed asset. This charge-off was fully recovered in the fourth quarter of 2004 and the first quarter of 2005 through the liquidation of assets, which was recorded in non-interest income as gains of $141,000 in the fourth quarter of 2004 and $209,000 in the first quarter of 2005.

The allowance for loan losses was $2,526,000 at December 31, 2005, which represents .84 percent of total loans, compared to $2,612,000, or .97 percent of total loans, at December 31, 2004. QNB did not add to the allowance for loan losses, with a provision for loan losses, because of the continued low levels of non-performing assets, delinquent loans, and charge-offs. The ratio of the allowance for loan losses to total loans declined in 2005 primarily because of the significant growth in total loans. The ratio at .84 percent is at a level below peers but QNB believes that it is adequate based on its analysis.

Management, in determining the allowance for loan losses, makes significant estimates. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of loan reviews, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or the present value of future cash flows. The allowance for loan losses is dependent, to a great extent, on conditions beyond QNB’s control. It is therefore possible that management’s estimates of the allowance for loan losses and actual results could differ in the near term. In addition, various regulatory agencies, as an integral part of their examination process, periodically review QNB’s allowance for loan losses. These agencies may require QNB to recognize additions to the allowance based on their judgments using information available to them at the time of their examination.

Allowance for Loan Loss Allocation
December 31,	2005		2004		2003		2002		2001
	Amount	Percent Gross Loans	Amount	Percent Gross Loans	Amount	Percent Gross Loans	Amount	Percent Gross Loans	Amount	Percent Gross Loans
Balance at end of period applicable to:
Commercial and industrial	$695	21.5%	$869	21.4%	$685	20.3%	$523	18.7%	$563	21.1%
Construction	108	2.4	79	2.6	123	3.9	103	3.6	62	2.0
Real estate-commercial	1,258	34.8	1,228	36.7	1,277	37.3	1,140	34.8	1,148	35.5
Real estate-residential	262	37.5	188	37.3	256	36.1	358	39.9	306	38.6
Consumer	23	1.7	23	2.0	21	2.4	25	3.0	23	2.8
Indirect lease financing	29	2.1	—	—	—	—	—	—	—	—
Unallocated	151		225		567		789		743
Total	$2,526	100.0%	$2,612	100.0%	$2,929	100.0%	$2,938	100.0%	$2,845	100.0%
Gross loans represent loans before unamortized net loan fees and costs. Percent gross loans lists the percentage of each loan type to total loans.

Allowance for Loan Losses
	2005	2004	2003	2002	2001
Allowance for loan losses:
Balance, January 1	$2,612	$2,929	$2,938	$2,845	$2,950

Charge-offs
Commercial and industrial	7	353	—	—	86
Construction	—	—	—	—	—
Real estate-commercial	—	17	—	—	—
Real estate-residential	6	10	—	6	32
Consumer	102	26	28	33	31
Indirect lease financing	—	—	—	—	—
Total charge-offs	115	406	28	39	149

Recoveries
Commercial and industrial	—	—	—	83	6
Construction	—	—	—	—	—
Real estate-commercial	—	17	—	—	22
Real estate-residential	—	54	1	35	8
Consumer	29	18	18	14	8
Indirect lease financing	—	—	—	—	—
Total recoveries	29	89	19	132	44
Net (charge-offs) recoveries	(86)	(317)	(9)	93	(105)
Provision for loan losses	—	—	—	—	—
Balance, December 31	$2,526	$2,612	$2,929	$2,938	$2,845
Total loans (excluding loans held-for-sale):
Average	$278,221	$250,042	$229,001	$207,238	$190,290
Year-end	301,349	268,048	232,127	212,691	200,089

Ratios:
Net charge-offs (recoveries) to:
Average loans	.03%	.13%	—	(.04)%	.06%
Loans at year-end	.03	.12	—	(.04)	.05
Allowance for loan losses	3.40	12.14	.31%	(3.17)	3.69
Provision for loan losses	—	—	—	—	—

Allowance for loan losses to:
Average loans	.91%	1.04%	1.28%	1.42%	1.50%
Loans at year-end	.84	.97	1.26	1.38	1.42

Deposits
QNB primarily attracts deposits from within its market area by offering various deposit products, including demand deposit accounts, interest-bearing demand accounts, money market accounts, savings accounts and time deposit accounts.

Total deposits, as well as the mix of deposits, was impacted by the reaction of customers to changes in interest rates on various products and by rates paid by the competition. Interest rates on time deposits and indexed money market accounts rose first, and to the greatest magnitude, as short-term Treasury rates increased. Initially the competition was for time deposits with maturities between eight months through two years. Most customers were looking for the highest rate for the shortest term because of the belief that short-term interest rates would continue to rise. As short-term interest rates continued to increase, and the Federal Reserve continued to raise the Federal funds target rate, the rates paid by the competition, particularly internet banks, for money market accounts increased substantially. In contrast, the interest rates paid on interest-bearing demand accounts and savings accounts did not react significantly to the increases in market interest rates. These accounts tend to be less interest rate sensitive.

Total deposits declined $7,818,000, or 1.7 percent, to $458,670,000 at December 31, 2005. This decrease represented a change from the growth of 6.3 percent and 12.8 percent achieved in 2004 and 2003, respectively. A significant portion of the growth in both 2003 and 2004 was a result of the ability of QNB to increase its relationships with several school districts. Most of the decline in deposits in 2005 was a result of the decision to not aggressively seek to retain the short-term deposits of a school district by paying high short-term rates. With the flat yield curve, these funds would not have added significant incremental net interest income and would have further eroded the net interest margin.

Maturity of Time Deposits of $100,000 or More
Year Ended December 31,	2005	2004	2003
Three months or less	$6,966	$2,134	$11,004
Over three months through six months	2,721	2,785	4,949
Over six months through twelve months	14,322	14,117	7,906
Over twelve months	26,907	22,939	14,979
Total	$50,916	$41,975	$38,838

Average Deposits by Major Classification
	2005		2004		2003
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing deposits	$55,623	—	$52,691	—	$49,164	—
Interest-bearing demand	95,487	1.29%	100,684.68%		87,570.63%
Money market	52,080	1.76	44,364.99		36,138.83
Savings	53,671.39		54,613.39		50,616.64
Time	161,801	3.03	156,511	2.65	152,321	2.96
Time deposits of $100,000 or more	45,926	3.08	40,880	2.42	43,289	2.49
Total	$464,588	1.87%	$449,743	1.44%	$419,098	1.61%

The primary category impacted by this decision was money market accounts, which declined $21,264,000 between December 31, 2004 and December 31, 2005. Municipal money market balances declined approximately $20,153,000 between these two dates as a result of this decision. Total savings accounts declined $5,215,000, or 9.4 percent, as some customers sought out the higher yielding money market accounts and short-term time deposits.

QNB was able to continue to increase its balances of non-interest bearing demand accounts through the successful acquisition of new business accounts as well as the promotion of “Free Checking” for consumer accounts. Non-interest bearing demand accounts increased 7.3 percent in 2005, to $56,461,000. This increase compares to growth of 4.2 percent and 7.2 percent in 2004 and 2003, respectively.

Interest-bearing demand accounts increased $6,494,000, or 6.8 percent, to $101,614,000 at December 31, 2005. This compares to a decrease in interest-bearing demand accounts of $12,528,000, or 11.6 percent, in 2004, and growth of $37,170,000, or 52.7 percent, in 2003. The volatility in this product is principally a result of the movement of balances by school districts and municipalities. Most of the significant growth in 2003 can be attributed to the development of relationships with several school districts and municipalities. The decline in balances in 2004 was primarily related to a reduction in deposits of one of these school districts. Some of this decline in 2004 was offset by a 10.8 percent increase in personal-interest bearing demand accounts. In 2005, the growth in interest-bearing demand accounts was primarily a result of obtaining additional deposits from a municipality.

Total time deposit accounts increased $8,309,000, or 4.1 percent, to $211,129,000 at December 31, 2005, with all of the growth occurring in time deposits with balances greater than $100,000. This growth in total time deposits in 2005 followed an increase of $12,678,000, or 6.7 percent, between December 31, 2003 and December 31, 2004. Most of the growth occurred in the maturity range of greater than six months through 25 months, which QNB promoted heavily in 2004 and 2005. Most customers and potential customers were looking for the highest rate for the shortest term because of the belief that short-term interest rates would continue to rise. Continuing to increase time deposit balances will be a challenge in 2006 because of the strong rate competition. Matching or beating competitors’ rates could have a negative impact on the net interest margin.

Attracting and retaining deposits, while not a significant concern in the past several years, has become an issue facing the banking industry. The equity markets continue to rebound, loan demand is strong and the competition for deposits has become extremely aggressive. To continue to attract and retain deposits, QNB plans to be competitive with respect to rates and to continue to deliver products with terms and features that appeal to customers.

Liquidity
Liquidity represents an institution’s ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. QNB manages its mix of cash, Federal funds sold, investment securities and loans, in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities, net interest income and fee income. The portfolio of investment securities available-for-sale and QNB’s policy of selling certain residential mortgage originations in the secondary market also provide sources of liquidity. Additional sources of liquidity are provided by the Bank’s membership in the FHLB and a $10,000,000 unsecured Federal funds line granted by a correspondent bank. The Bank has a maximum borrowing capacity with the FHLB of approximately $227,145,000. At December 31, 2005, QNB’s outstanding borrowings under the FHLB credit facilities totaled $55,000,000.

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale totaled $254,216,000 at December 31, 2005 and $290,058,000 at December 31, 2004. These sources should be adequate to meet normal fluctuations in loan demand or deposit withdrawals. For the most part, QNB has been able to fund the growth in earning assets during 2004 and 2005 with deposits. During the fourth quarter of 2005, QNB used its Federal funds line to help fund some deposit withdrawals and the significant loan growth which occurred at the end of the quarter. At the end of 2005, QNB sold approximately $5,000,000 of investment securities yielding 3.90 percent to pay-down these borrowings. In addition, the Federal funds line was used several times during 2005 because of timing differences between the withdrawal of funds by municipalities and the receipt of the proceeds from the securities matched against these deposits. Federal funds purchased totaled $1,490,000 at December 31, 2005.

Approximately $68,917,000 and $103,305,000 of available-for-sale securities at December 31, 2005 and 2004, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. In addition, under terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. The decline in pledged amounts relates primarily to the reduction in municipal and school district deposits during 2005. These deposits were primarily used to purchase available-for-sale securities that were used to pledge against the deposits of the municipalities.

Capital Adequacy
A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB’s shareholders’ equity at December 31, 2005 was $46,564,000, or 8.00 percent of total assets, compared to shareholders’ equity of $45,775,000, or 7.84 percent of total assets, at December 31, 2004. At December 31, 2005, shareholders’ equity included a negative adjustment of $1,262,000 related to the unrealized holding loss, net of taxes, on investment securities available-for-sale, while shareholders’ equity at December 31, 2004 included a positive adjustment of $691,000 related to the unrealized holding gain. Without these adjustments, shareholders’ equity to total assets would have been 8.21 percent and 7.72 percent at December 31, 2005 and 2004, respectively. The increase in the ratio is a result of the rate of capital retention exceeding the rate of asset growth. Total assets decreased .2 percent between December 31, 2004 and December 31, 2005, while shareholders’ equity, excluding the net unrealized holding losses and gains, increased 6.1 percent.

Average shareholders’ equity and average total assets were $46,580,000 and $583,584,000 during 2005, an increase of 8.4 percent and 3.7 percent, respectively, from 2004. The ratio of average total equity to average total assets was 7.98 percent for 2005, compared to 7.64 percent for 2004.

The Corporation is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law as amended (the BCL). The BCL operates generally to preclude dividend payments, if the effect thereof would render the Corporation insolvent, as defined. As a practical matter, the Corporation’s payment of dividends is contingent upon its ability to obtain funding in the form of dividends from the Bank. Payment of dividends to the Corporation by the Bank is subject to the restrictions in the National Bank Act. Generally, the National Bank Act permits the Bank to declare dividends in 2006 of approximately $5,909,000, plus an amount equal to the net profits of the Bank in 2006 up to the date of any such dividend declaration. QNB Corp. paid dividends to its shareholders of $.78 per share in 2005, an increase of 5.4 percent from the $.74 per share paid in 2004. Earnings retained in 2005 were 52.0 percent, compared to 63.1 percent in 2004. These earnings are retained in the form of capital to support future growth.

QNB is subject to various regulatory capital requirements as issued by Federal regulatory authorities. Regulatory capital is defined in terms of Tier I capital (shareholders’ equity excluding unrealized gains or losses on available-for-sale securities and intangible assets), Tier II capital which includes the allowance for loan losses and a portion of the unrealized gains on equity securities, and total capital (Tier I plus Tier II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet arrangements, such as letters of credit and loan commitments, based on associated risk. Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to total average assets. The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for total risk-based capital and 4.00 percent for leverage.

Based on the requirements, QNB has a Tier I capital ratio of 13.04 percent and 12.25 percent, a total risk-based ratio of 13.77 percent and 12.98 percent, and a leverage ratio of 8.15 percent and 7.44 percent at December 31, 2005 and 2004, respectively. The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from “well capitalized” to “critically undercapitalized.” At December 31, 2005 and 2004, QNB met the “well capitalized” criteria, which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively, and a leverage ratio of 5.00 percent.

Capital Analysis
December 31,	2005	2004
Tier I
Shareholders’ equity	$46,564	$45,775
Net unrealized securities losses (gains)	1,262	(691)
Net unrealized losses equity securities	—	(1,019)
Intangible assets	(94)	(145)
Total Tier I risk-based capital	47,732	43,920

Tier II
Allowable portion: Allowance for loan losses	$2,526	$2,612
Unrealized gains on equity securities	126	—
Total risk-based capital	$50,384	$46,532
Risk-weighted assets	$365,931	$358,407

Capital Ratios
December 31,	2005	2004
Tier I capital/risk-weighted assets	13.04%	12.25%

Total risk-based capital/risk-weighted assets	13.77	12.98

Tier I capital/average assets (leverage ratio)	8.15	7.44

Contractual Obligations, Commitments, and Off-Balance Sheet Arrangements
QNB has various financial obligations, including contractual obligations and commitments, that may require future cash payments.

Contractual Obligations
The following table presents, as of December 31, 2005, significant contractual obligations to third parties by payment date. Further discussion of the nature of each obligation can be found in the Notes to Consolidated Financial Statements.

	Under 1 Year	1 to 3 years	3 to 5 Years	Over 5 Years	Total
Time Deposits	$91,054	$104,365	$15,681	$29	$211,129
Short-term borrowings	19,596	—	—	—	19,596
Federal Home Loan Bank advances	3,000	2,000	36,000	14,000	55,000
Operating leases	284	544	442	1,858	3,128
Total	$113,934	$106,909	$52,123	$15,887	$288,853

Commitments and Off-Balance Sheet Arrangements
The following table presents, as of December 31, 2005, the amounts and expected maturities of significant commitments. Discussion of the obligations can be found in the Notes to Consolidated Financial Statements

	Under 1 Year	1 to 3 years	3 to 5 Years	Over 5 Years	Total
Commitments to extend credit
Commercial	$55,661	$1,529	$—	$—	$57,190
Residential real estate	962	—	—	—	962
Other	—	—	—	23,002	23,002
Standby letters of credit	4,918	177	—	—	5,095
Total	$61,541	$1,706	$—	$23,002	$86,249

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

Critical Accounting Policies and Estimates
Discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of QNB, which are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires QNB to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. QNB evaluates estimates on an on-going basis, including those related to the allowance for loan losses, non-accrual loans, other real estate owned, other-than-temporary investment impairments, intangible assets, stock option plans and income taxes. QNB bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The allowance for loan losses is based on management’s continuous review and evaluation of the loan portfolio. The level of the allowance is determined by assigning specific reserves to individually identified problem credits and general reserves to all other loans. The portion of the allowance that is allocated to internally criticized and non-accrual loans is determined by estimating the inherent loss on each credit after giving consideration to the value of underlying collateral. The general reserves are based on the composition and risk characteristics of the loan portfolio, including the nature of the loan portfolio, credit concentration trends, historic and anticipated delinquency and loss experience, as well as other qualitative factors such as current economic trends.

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review QNB’s allowance for loan losses. Such agencies may require QNB to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Income Taxes
QNB accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become available. A valuation allowance of $209,000 was established during the year ended December 31, 2005 to offset a portion of the tax benefits associated with certain impaired securities that management believes may not be realizable. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part go beyond QNB’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

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
• Credit risk
• Liquidity risk
• Interest rate risk
The Board of Directors has established an Asset Liability Committee (ALCO) to measure, monitor and manage interest rate risk for the Bank. The Bank’s Asset Liability Policy has instituted guidelines covering the three primary risks.

For discussion on credit risk refer to the sections on non-performing assets, allowance for loan losses, Note 5 and Note 6 of the Notes to Consolidated Financial Statements.

For discussion on liquidity risk refer to the section on liquidity at page 31 in Item 7 of this Form 10-K filing.

Interest Rate Sensitivity
Since the assets and liabilities of QNB have diverse repricing characteristics that influence net interest income, management analyzes interest sensitivity through the use of gap analysis and simulation models. Interest rate sensitivity management seeks to minimize the effect of interest rate changes on net interest margins and interest rate spreads and to provide growth in net interest income through periods of changing interest rates. The ALCO is responsible for managing interest rate risk and for evaluating the impact of changing interest rate conditions on net interest income.

Gap analysis measures the difference between volumes of rate sensitive assets and liabilities and quantifies these repricing differences for various time intervals. Static gap analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income because changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously. Interest rate sensitivity analysis also involves assumptions on certain categories of assets and deposits. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities, CMOs and amortizing loans are scheduled based on their anticipated cash flow. Savings accounts, including passbook, statement savings, money market, and interest-bearing demand accounts, do not have a stated maturities or repricing terms and can be withdrawn or repriced at any time. This may impact QNB’s margin, if more expensive alternative sources of deposits are required to fund loans or deposit run-off. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. The Treasury Select Indexed Money Market account reprices monthly, based on a percentage of the average of the 91-day Treasury bill.

A positive gap results when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities. A negative gap results when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets.

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At December 31, 2005, interest earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $179,332,000. Interest sensitive liabilities scheduled to mature or reprice within one year were $218,455,000. The one-year cumulative gap, which reflects QNB’s interest sensitivity over a period of time, was a negative $39,123,000 at December 31, 2005. The cumulative one-year gap equals -7.04 percent of total rate sensitive assets. This negative, or liability sensitive, gap will generally benefit QNB in a falling interest rate environment, while rising interest rates could negatively impact QNB.

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on what management believes, at that time, to be the most likely interest rate environment. Management also evaluates the impact of higher and lower interest rates by simulating the impact on net interest income of changing rates. While management performs rate shocks of 100, 200 and 300 basis points, it believes, given the level of interest rates at December 31, 2005, that it is unlikely that interest rates would decline by 300 basis points. The simulation results can be found in the chart on page 36.

The decline in net interest income in a rising rate environment is consistent with the gap analysis and reflects the fixed-rate nature of the investment and loan portfolio and the increased expense associated with higher costing funding sources. The decline in net interest income, if rates decline, reflects the interest rate floors on interest-bearing transaction accounts, regular money market accounts and savings accounts. Interest rates on these products do not have the ability to decline to the degree that rates on earning assets can. These results are inconsistent with the gap analysis and identify some of the weaknesses of gap analysis which does not take into consideration the magnitude of the rate change on different instruments or the timing of the rate change. Management may attempt to reduce the size of the negative gap position and the impact of rising interest rates by increasing the amount of cash flow from the investment portfolio through some restructuring of the investment portfolio and by attempting to promote longer-term time deposits or deposits that do not adjust with an index.

Interest Rate Sensitivity
	Within	3 to 6	6 months	1 to 3	3 to 5	After
December 31, 2005	3 months	months	to 1 year	years	years	5 years	Total
Assets
Interest-bearing balances	$1,018	—	—	—	—	—	$1,018
Federal funds sold	—	—	—	—	—	—	—
Investment securities*	11,593	$8,000	$22,446	$69,594	$65,688	$63,763	241,084
Non-marketable equity securities	3,594	—	—	—	—	90	3,684
Loans, including loans held-for-sale	74,621	16,307	33,650	84,456	69,603	22,846	301,483
Bank-owned life insurance	—	—	8,103	—	—	—	8,103
Total rate sensitive assets	90,826	24,307	64,199	154,050	135,291	86,699	$555,372
Total cumulative assets	$90,826	$115,133	$179,332	$333,382	$468,673	$555,372
Liabilities
Interest-bearing non-maturing deposits	$98,019	$—	$—	$5,322	$12,391	$75,348	$191,080
Time deposits less than $100,000	15,862	18,101	37,518	78,497	10,235	—	160,213
Time deposits over $100,000	6,966	2,721	14,672	21,113	5,444	—	50,916
Short-term borrowings	19,596	—	—	—	—	—	19,596
Federal Home Loan Bank advances	5,000	—	—	—	36,000	14,000	55,000
Total rate sensitive liabilities	145,443	20,822	52,190	104,932	64,070	89,348	$476,805
Total cumulative liabilities	$145,443	$166,265	$218,455	$323,387	$387,457	$476,805
Gap during period	$(54,617)	$3,485	$12,009	$49,118	$71,221	$(2,649)	$78,567
Cumulative gap	$(54,617)	$(51,132)	$(39,123)	$9,995	$81,216	$78,567
Cumulative gap/rate sensitive assets	(9.83)%	(9.21)%	(7.04)%	1.80%	14.62%	14.15%
Cumulative gap ratio	.62	.69	.82	1.03	1.21	1.16
* Excludes unrealized holding loss on available-for-sale securities of $1,912.

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

In the event QNB should experience a mismatch in its desired gap ranges, or an excessive decline in its net interest income subsequent to an immediate and sustained change in interest rates, it has a number of options that it could utilize to remedy such a mismatch. QNB could restructure its investment portfolio through the sale or purchase of securities with more favorable repricing attributes. It could also emphasize loan products with appropriate maturities or repricing attributes, or it could attract deposits or obtain borrowings with desired maturities.

The nature of QNB’s current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At December 31, 2005, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over the next twelve-month period, under various interest rate scenarios.

Change in Interest Rates	Net Interest Income	Dollar Change	Percent Change
December 31, 2005
+300 Basis Points	$14,820	$(1,036)	(6.53)%
+200 Basis Points	15,280	(576)	(3.63)
+100 Basis Points	15,738	(118)	(.74)
FLAT RATE	15,856	—	—
-100 Basis Points	15,744	(112)	(.71)
-200 Basis Points	14,634	(1,222)	(7.71)
December 31, 2004
+300 Basis Points	$15,632	$(508)	(3.15)%
+200 Basis Points	16,191	51.32
+100 Basis Points	16,388	248	1.54
FLAT RATE	16,140	—	—
-100 Basis Points	15,123	(1,017)	(6.30)

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements are set forth in this Annual Report of Form 10-K on the following pages:

Independent Registered Public Accounting Firm Report	Page 38
Independent Registered Public Accounting Firm Report	Page 39
Consolidated Balance Sheets	Page 40
Consolidated Income Statements	Page 41
Consolidated Statements of Shareholders’ Equity	Page 42
Consolidated Statements of Cash Flows	Page 43
Notes to Consolidated Financial Statements	Page 44

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REPORT

The Board of Directors
QNB Corp:

We have audited the consolidated balance sheets of QNB Corp. and subsidiary as of December 31, 2005, and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated financial statements of QNB Corp. and subsidiary for the year ended December 31, 2003 were audited by other auditors whose report thereon dated February 20, 2004, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QNB Corp. and subsidiary as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of QNB Corp.’s internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of QNB Corp.’s internal control over financial reporting and an unqualified opinion on the effectiveness of QNB Corp.’s internal control over financial reporting.

Wexford, Pennsylvania
February 24, 2006

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REPORT

To the Shareholders and Board of Directors of QNB Corp.:

We have audited the accompanying consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of QNB Corp. and subsidiary for the year ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.

Philadelphia, Pennsylvania
February 20, 2004

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
December 31,	2005	2004
Assets
Cash and due from banks	$20,807	$19,026
Federal funds sold	—	3,159
Total cash and cash equivalents	20,807	22,185
Investment securities
Available-for-sale (amortized cost $235,187 and $266,000)	233,275	267,561
Held-to-maturity (market value $6,082 and $6,432)	5,897	6,203
Non-marketable equity securities	3,684	3,947
Loans held-for-sale	134	312
Total loans, net of unearned income	301,349	268,048
Allowance for loan losses	(2,526)	(2,612)
Net loans	298,823	265,436
Bank-owned life insurance	8,103	7,906
Premises and equipment, net	5,400	5,640
Accrued interest receivable	2,572	2,531
Other assets	3,510	1,923
Total assets	$582,205	$583,644
Liabilities
Deposits
Demand, non-interest bearing	$56,461	$52,603
Interest-bearing demand	101,614	95,120
Money market	39,170	60,434
Savings	50,296	55,511
Time	160,213	160,845
Time over $100,000	50,916	41,975
Total deposits	458,670	466,488
Short-term borrowings	19,596	13,374
Federal Home Loan Bank advances	55,000	55,000
Accrued interest payable	1,512	1,179
Other liabilities	863	1,828
Total liabilities	535,641	537,869
Shareholders’ Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,210,762 shares and 3,204,764 shares issued; 3,104,076 and 3,098,078 shares outstanding	2,007	2,003
Surplus	9,117	9,005
Retained earnings	38,196	35,570
Accumulated other comprehensive (loss) income, net	(1,262)	691
Treasury stock, at cost; 106,686 shares	(1,494)	(1,494)
Total shareholders’ equity	46,564	45,775
Total liabilities and shareholders’ equity	$582,205	$583,644

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except share data)
Year Ended December 31,	2005	2004	2003
Interest Income
Interest and fees on loans	$16,938	$14,229	$14,208
Interest and dividends on investment securities:
Taxable	8,767	8,945	8,603
Tax-exempt	2,259	2,224	2,112
Interest on Federal funds sold	176	93	126
Interest on interest-bearing balances and other interest income	132	80	90
Total interest income	28,272	25,571	25,139
Interest Expense
Interest on deposits
Interest-bearing demand	1,229	681	554
Money market	917	441	298
Savings	211	215	324
Time	4,906	4,153	4,511
Time over $100,000	1,415	990	1,080
Interest on short-term borrowings	323	124	106
Interest on Federal Home Loan Bank advances	2,987	2,902	2,881
Total interest expense	11,988	9,506	9,754
Net interest income	16,284	16,065	15,385
Provision for loan losses	—	—	—
Net interest income after provision for loan losses	16,284	16,065	15,385
Non-Interest Income
Fees for services to customers	1,851	2,000	1,849
ATM and debit card income	687	598	541
Income on bank-owned life insurance	288	300	330
Mortgage servicing fees	90	112	12
Net (loss) gain on investment securities available-for-sale	(727)	849	(134)
Net gain on sale of loans	145	154	923
Other operating income	928	672	677
Total non-interest income	3,262	4,685	4,198
Non-Interest Expense
Salaries and employee benefits	7,314	7,163	7,195
Net occupancy expense	1,100	1,013	859
Furniture and equipment expense	1,159	1,146	1,109
Marketing expense	599	557	536
Third party services	701	680	741
Telephone, postage and supplies expense	488	521	556
State taxes	423	375	331
Other expense	1,318	1,388	1,354
Total non-interest expense	13,102	12,843	12,681
Income before income taxes	6,444	7,907	6,902
Provision for income taxes	1,398	1,704	1,254
Net Income	$5,046	$6,203	$5,648
Net Income Per Share - Basic	$1.63	$2.00	$1.83
Net Income Per Share - Diluted	$1.59	$1.95	$1.79

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			Accumulated
			Other
	Number	Comprehensive	Comprehensive	Common		Retained	Treasury
(in thousands, except share data)	of Shares	Income	Income (loss)	Stock	Surplus	Earnings	Stock	Total
Balance, December 31, 2002	3,081,594	-	$3,603	$1,993	$8,759	$28,053	$(1,494)	$40,914
Net income	—	$5,648	—	—	—	5,648	—	5,648
Other comprehensive loss, net of tax benefit
Unrealized holding losses on investment securities available-for-sale	—	(1,350)	—	—	—	—	—	—
Reclassification adjustment for losses included in net income	—	88	—	—	—	—	—	—
Other comprehensive loss	—	(1,262)	(1,262)	—	—	—	—	(1,262)
Comprehensive income	—	$4,386	—	—	—	—	—	—
Cash dividends paid ($.66 per share)	—	—	—	—	—	(2,042)	—	(2,042)
Stock issue - Employee stock purchase plan	3,415	—	—	2	62	—	—	64
Stock issued for options exercised	10,370	—	—	6	72	—	—	78
Tax benefits from stock plans	—	—	—	—	40	—	—	40
Balance, December 31, 2003	3,095,379	—	2,341	2,001	8,933	31,659	(1,494)	43,440
Net income	—	$6,203	—	—	—	6,203	—	6,203
Other comprehensive loss, net of tax benefit
Unrealized holding losses on investment securities available-for-sale	—	(1,090)	—	—	—	—	—	—
Reclassification adjustment for gains included in net income	—	(560)	—	—	—	—	—	—
Other comprehensive loss	—	(1,650)	(1,650)	—	—	—	—	(1,650)
Comprehensive income	—	$4,553	—	—	—	—	—	—
Cash dividends paid ($.74 per share)	—	—	—	—	—	(2,292)	—	(2,292)
Stock issue - Employee stock purchase plan	2,679	—	—	2	72	—	—	74
Stock issued for options exercised	20	—	—	—	—	—	—	—
Balance, December 31, 2004	3,098,078	-	691	2,003	9,005	35,570	(1,494)	45,775
Net income	—	$5,046	—	—	—	5,046	—	5,046
Other comprehensive loss, net of tax benefit
Unrealized holding losses on investment securities available-for-sale	—	(2,627)	—	—	—	—	—	—
Reclassification adjustment for losses included in net income	—	674	—	—	—	—	—	—
Other comprehensive loss	—	(1,953)	(1,953)	—	—	—	—	(1,953)
Comprehensive income	—	$3,094	—	—	—	—	—	—
Cash dividends paid
($.78 per share)	—	—	—	—	—	(2,420)	—	(2,420)
Stock issue - Employee stock purchase plan	2,794	—	—	2	72	—	—	74
Stock issued for options exercised	3,204	—	—	2	36	—	—	38
Tax benefits from stock plans	—	—	—	-	4	—	—	4
Balance, December 31, 2005	3,104,076	—	$(1,262)	$2,007	$9,117	$38,196	$(1,494)	$46,564

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		(in thousands)
Year Ended December 31,	2005	2004	2003
Operating Activities
Net income	$5,046	$6,203	$5,648
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	890	907	873
Securities (gains) losses	(526)	(849)	134
Impairment write-down of securities	1,253	—	—
Net gain on sale of repossessed assets	(210)	(141)	—
Proceeds from sale of repossessed assets	210	1,167	—
Net gain on sale of loans	(145)	(154)	(923)
Loss on disposal of premises and equipment	1	3	13
Loss on equity investment in title company	—	26	—
Proceeds from sales of residential mortgages	11,004	9,162	41,904
Originations of residential mortgages held-for-sale	(10,857)	(8,055)	(39,244)
Proceeds from sales of student loans	—	—	403
Originations of student loans	—	—	(160)
Income on bank-owned life insurance	(288)	(300)	(330)
Life insurance proceeds/(premiums) net	91	(21)	142
Deferred income tax provision	(81)	299	(2)
Net (decrease) increase in income taxes payable	(338)	282	(121)
Net (increase) decrease in accrued interest receivable	(41)	292	(113)
Net amortization of premiums and discounts	869	933	1,447
Net increase (decrease) in accrued interest payable	333	(106)	(270)
(Increase) decrease in other assets	(135)	(67)	45
(Decrease) increase in other liabilities	(551)	(280)	206
Net cash provided by operating activities	6,525	9,301	9,652
Investing Activities
Proceeds from maturities and calls of investment securities available-for-sale	36,720	55,334	87,380
held-to-maturity	300	5,811	17,706
Proceeds from sales of investment securities available-for-sale	45,105	66,715	54,591
Purchase of investment securities available-for-sale	(52,442)	(130,878)	(194,743)
Proceeds from sales of non-marketable securities	751	259	218
Purchase of non-marketable securities	(488)	(396)	(443)
Net increase in loans	(33,294)	(37,156)	(19,050)
Net purchases of premises and equipment	(651)	(1,460)	(479)
Net cash used by investing activities	(3,999)	(41,771)	(54,820)
Financing Activities
Net increase in non-interest bearing deposits	3,858	2,135	3,389
Net (decrease) increase in interest-bearing non-maturity deposits	(19,985)	13,036	42,872
Net increase in time deposits	8,309	12,678	3,465
Net increase (decrease) in short-term borrowings	6,222	2,958	(4,069)
Cash dividends paid	(2,420)	(2,292)	(2,042)
Proceeds from issuance of common stock	112	74	142
Net cash (used by) provided by financing activities	(3,904)	28,589	43,757
Decrease in cash and cash equivalents	(1,378)	(3,881)	(1,411)
Cash and cash equivalents at beginning of year	22,185	26,066	27,477
Cash and cash equivalents at end of year	$20,807	$22,185	$26,066
Supplemental Cash Flow Disclosures
Interest paid	$11,655	$9,612	$10,024
Income taxes paid	1,802	1,042	1,368
Non-Cash Transactions
Change in net unrealized holding gains, net of taxes, on investment securities	(1,953)	(1,650)	(1,262)
Transfer of loans to repossessed assets	—	1,026	—

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies
Business

QNB Corp. (the Corporation), through its wholly-owned subsidiary, The Quakertown National Bank (the Bank), has been serving the residents and businesses of upper Bucks, southern Lehigh, and northern Montgomery counties in Pennsylvania since 1877. The Bank is a locally managed community bank that provides a full range of commercial, retail banking and retail brokerage services. The Bank encounters vigorous competition for market share in the communities it serves from bank holding companies, other community banks, thrift institutions, credit unions and other non-bank financial organizations such as mutual fund companies, insurance companies and brokerage companies. QNB Corp. manages its business as a single operating segment.

The Corporation and the Bank are subject to regulations of certain state and Federal agencies. These regulatory agencies periodically examine the Corporation and the Bank for adherence to laws and regulations.

Use of Estimates

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, the Bank. The consolidated entity is referred to herein as “QNB”. These statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and predominant practices within the banking industry. The preparation of these consolidated financial statements requires QNB to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. QNB evaluates estimates on an on-going basis, including those related to the allowance for loan losses, non-accrual loans, other real estate owned, other-than-temporary investment impairments, intangible assets, stock option plans and income taxes. QNB bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. Tabular information, other than share data, is presented in thousands of dollars. Certain previously reported amounts have been reclassified to conform to current presentation standards. These reclassifications had no effect on net income.

Stock Split

On August 19, 2003, the Board of Directors authorized a two-for-one split of the Corporation’s common stock, effected by a distribution on October 14, 2003 of one share for each one share held of record at the close of business on September 30, 2003.

Investment Securities

Investment securities that QNB has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as accumulated other comprehensive income or loss, a separate component of shareholders’ equity. Management determines the appropriate classification of securities at the time of purchase.

Available-for-sale securities include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in market interest rates and related changes in the securities’ prepayment risk or to meet liquidity needs.

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

Non-Performing Assets

Non-performing assets are comprised of non-accrual loans and other real estate owned. Non-accrual loans are those on which the accrual of interest has ceased. Commercial loans are placed on non-accrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. Interest accrued, but not collected at the date a loan is placed on non-accrual status, is reversed and charged against interest income. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of the ultimate collectibility of principal and interest. Loans are returned to an accrual status when the borrower’s ability to make periodic principal and interest payments has returned to normal (i.e. brought current with respect to principal or interest or restructured) and the paying capacity of the borrower and/or the underlying collateral is deemed sufficient to cover principal and interest. Consumer loans are not automatically placed on non-accrual status when principal or interest payments are 90 days past due, but in most instances, are charged-off when deemed uncollectible or after reaching 120 days past due.

Accounting for impairment in the performance of a loan is required when it is probable that all amounts, including both principal and interest, will not be collected in accordance with the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, at the loan’s observable market price or the fair value of the collateral if the loans are collateral dependent. Impairment criteria are applied to the loan portfolio exclusive of smaller homogeneous loans such as residential mortgage and consumer loans which are evaluated collectively for impairment.

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

The allowance for loan losses is based on management’s continuing review and evaluation of the loan portfolio. The level of the allowance is determined by assigning specific reserves to individually identified problem credits and general reserves to all other loans. The portion of the allowance that is allocated to internally criticized and non-accrual loans is determined by estimating the inherent loss on each credit after giving consideration to the value of underlying collateral. The general reserves are based on the composition and risk characteristics of the loan portfolio, including the nature of the loan portfolio, credit concentration trends, historic and anticipated delinquency and loss experience, as well as other qualitative factors such as current economic trends.

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

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated principally on an accelerated or straight-line basis over the estimated useful lives of the assets as follows: buildings—10 to 40 years, and equipment—3 to 10 years. Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses upon disposition are reflected in earnings as realized.

Bank-Owned Life Insurance

The Bank invests in bank-owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of the policies. Income from the increase in cash surrender value of the policies is included on the income statement.

Stock-Based Compensation

At December 31, 2005, QNB had stock-based employee compensation plans, which are described more fully in Note 14. QNB accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect of net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

December 31,	2005	2004	2003
Net income, as reported	$5,046	$6,203	$5,648
Deduct: Total stock-based employee compensation expense determined under
fair value based method for all awards, net of related tax effects	101	95	104
Pro forma net income	$4,945	$6,108	$5,544
Earnings per share
Basic - as reported	$1.63	$2.00	$1.83
Basic - pro forma	$1.59	$1.97	$1.79
Diluted - as reported	$1.59	$1.95	$1.79
Diluted - pro forma	$1.56	$1.92	$1.76

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FASB No. 123 provides an alternative method of accounting for stock-based compensation arrangements. This method is based on fair value of the stock-based compensation determined by an option pricing model utilizing various assumptions regarding the underlying attributes of the options and QNB’s stock, rather than the existing method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees.” The Financial Accounting Standards Board encourages entities to adopt the fair value based method, but does not require the adoption of this method. QNB applies APB No. 25 and related Interpretations in accounting for the Plan.

QNB adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (FAS No. 123r) on January 1, 2006. It is estimated the adoption of FAS No. 123r will result in approximately $109,000 of additional compensation expense in 2006. For purposes of computing pro forma results, QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature. Therefore, the pro forma results are, of necessity, estimates of results of operations as if compensation expense had been recognized for all stock-based compensation plans and are not indicative of the impact on future periods. The following assumptions were used in the option pricing model for purposes of estimating pro forma results.

Year ended December 31,	2005	2004	2003
Risk free interest rate	4.18%	4.39%	3.97%
Dividend yield	2.40	2.20	3.30
Volatility	14.05	13.61	24.53
Expected life	10 yrs.	10 yrs.	10 yrs.

The weighted average fair value per share of options granted during 2005, 2004 and 2003 was $6.46, $7.18 and $4.67, respectively.

Income Taxes

QNB accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become available. During 2005, QNB established a valuation allowance of $209,000 primarily to offset a portion of the tax benefits associated with certain impaired securities that management believes may not be realizable. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, go beyond QNB’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB No. 107), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of FAS No. 123r, and the required disclosures in Management’s Discussion and Analysis subsequent to the adoption. QNB adopted FAS No. 123r on January 1, 2006 and has estimated the impact of adoption will result in approximately $109,000 of additional compensation expense.

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

Statement of Cash Flows

Cash and cash equivalents for purposes of this statement consist of cash on hand, cash items in process of collection, amounts due from banks, interest earning deposits in other financial institutions and Federal funds sold.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2005	2004	2003
Numerator for basic and diluted earnings per share - net income	$5,046	$6,203	$5,648
Denominator for basic earnings per share - weighted average shares outstanding	3,101,754	3,096,360	3,091,640
Effect of dilutive securities - employee stock options	72,893	81,792	61,665
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,174,647	3,178,152	3,153,305
Earnings per share - basic	$1.63	$2.00	$1.83
Earnings per share - diluted	1.59	1.95	1.79

There were 40,000 and 20,000 stock options that were anti-dilutive as of December 31, 2005 and 2004, respectively. These stock options were not included in the above calculation.

Note 3 - Cash And Due From Banks

Included in cash and due from banks are reserves in the form of deposits with the Federal Reserve Bank of $8,807,000 and $8,445,000 to satisfy Federal regulatory requirements as of December 31, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities Available-For-Sale

The amortized cost and estimated fair values of investment securities available-for-sale at December 31, 2005 and 2004 were as follows:

December 31,	2005				2004
		Gross	Gross			Gross	Gross
	Aggregate	unrealized	unrealized		Aggregate	unrealized	unrealized
	fair	holding	holding	Amortized	fair	holding	holding	Amortized
	value	gains	losses	cost	value	gains	losses	cost
U.S. Treasury	$6,002	$—	$39	$6,041	$6,114	$—	$53	$6,167
U.S. Government agencies	23,824	1	326	24,149	46,478	40	65	46,503
State and municipal securities	47,530	1,073	226	46,683	45,992	1,162	137	44,967
Mortgage-backed securities	57,733	29	1,241	58,945	67,510	566	185	67,129
Collateralized mortgage obligations (CMOs)	71,475	6	2,169	73,638	70,789	127	865	71,527
Other debt securities	18,252	1,043	344	17,553	21,972	2,000	—	19,972
Equity securities	8,459	744	463	8,178	8,706	698	1,727	9,735
Total investment securities
available-for-sale	$233,275	$2,896	$4,808	$235,187	$267,561	$4,593	$3,032	$266,000

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at December 31, 2005 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities.

	Aggregate	Amortized
December 31, 2005	fair value	cost
Due in one year or less	$8,973	$9,022
Due after one year through five years	150,162	153,307
Due after five years through ten years	32,322	32,025
Due after ten years	33,359	32,655
Equity securities	8,459	8,178
Total securities available-for-sale	$233,275	$235,187

Proceeds from sales of investment securities available-for-sale are as follows:

	2005	2004	2003
Proceeds	$45,105	$66,715	$54,591
Gross gains	812	1,207	455
Gross losses	1,539	358	589

Included in gross losses for 2005, 2004 and 2003 were other-than-temporary impairment charges of $1,253,000, $0, and $126,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Held-To-Maturity

The amortized cost and estimated fair values of investment securities held-to-maturity at December 31, 2005 and 2004 were as follows:

December 31,	2005				2004
		Gross	Gross			Gross	Gross
		unrealized	unrealized	Aggregate		unrealized	unrealized	Aggregate
	Amortized	holding	holding	fair	Amortized	holding	holding	fair
	cost	gains	losses	value	cost	gains	losses	value
State and municipal securities	$5,897	$185	$—	$6,082	$6,203	$229	$—	$6,432

The amortized cost and estimated fair values of securities held-to-maturity by contractual maturity at December 31, 2005, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Aggregate	Amortized
December 31, 2005	fair value	cost

Due in one year or less	$497	$490
Due after one year through five years	894	884
Due after five years through ten years	—	—
Due after ten years	4,691	4,523
Total securities held-to-maturity	$6,082	$5,897

There were no sales of investment securities classified as held-to-maturity during 2005, 2004 or 2003. At December 31, 2005 and 2004, investment securities totaling $68,917,000 and $103,305,000 were pledged as collateral for repurchase agreements and deposits of public funds.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2005	value	losses	value	losses	value	losses
U.S. Treasury	$2,999	$7	$3,003	$32	$6,002	$39
U.S. Government agencies	17,046	211	5,777	115	22,823	326
State and municipal securities	9,317	57	4,647	169	13,964	226
Mortgage-backed securities	43,780	882	12,762	359	56,542	1,241
Collateralized mortgage obligations (CMO)	27,558	397	42,967	1,772	70,525	2,169
Other debt securities	2,214	344	—	—	2,214	344
Equity securities	1,030	73	1,923	390	2,953	463
Total	$103,944	$1,971	$71,079	$2,837	$175,023	$4,808

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2004	value	losses	value	losses	value	losses
U.S. Treasury	$6,114	$53	$—	$—	$6,114	$53
U.S. Government agencies	24,875	45	980	20	25,855	65
State and municipal securities	10,152	137	—	—	10,152	137
Mortgage-backed securities	21,834	157	1,517	28	23,351	185
Collateralized mortgage obligations (CMOs)	34,099	368	18,355	497	52,454	865
Equity securities	1,365	255	4,028	1,472	5,393	1,727
Total	$98,439	$1,015	$24,880	$2,017	$123,319	$3,032

QNB has 180 securities in an unrealized loss position at December 31, 2005. The unrealized losses in QNB’s investment holdings are related to the dynamic nature of interest rates. One of QNB’s prime objectives with the investment portfolio is to invest excess liquidity that is not needed to fund loans. As a result, QNB adds new investments throughout the year as they become available through deposit inflows or roll-off from loans and securities. The unrealized losses in certain holdings are the result of these being purchased when market interest rates were lower than at year end. As interest rates increase, fixed-rate securities generally fall in market price to reflect the higher market yield. If held to maturity, all of the bonds will mature at par, and QNB will not realize a loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans

December 31,	2005	2004
Commercial and industrial	$64,812	$57,372
Construction	7,229	7,027
Real estate-commercial	104,793	98,397
Real estate-residential	112,920	99,893
Consumer	5,080	5,376
Indirect lease financing	6,451	—
Total loans	301,285	268,065
Unearned costs (income)	64	(17)
Total loans, net of unearned costs (income)	$301,349	$268,048

Real estate commercial loans include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

At December 31, 2005, there were no loans identified for impairment. At December 31, 2004, the recorded investment in loans for which impairment has been recognized totaled $372,000 of which none required an allowance for loan loss. Most of the loans identified as impaired are collateral-dependent. For the years ended December 31, 2005, 2004 and 2003, the average recorded investment in impaired loans was approximately $11,000, $507,000 and $508,000, respectively. QNB recognized $38,000, $111,000 and $56,000 of interest income on these loans in 2005, 2004 and 2003, respectively.

There were no non-accrual loans at December 31, 2005. Included within the loan portfolio at December 31, 2004 are $373,000 of loans on non-accrual status. These loans are included in the impaired loan total above. If interest on non-accrual loans had been accrued throughout the period, interest income for the years ended December 31, 2005, 2004 and 2003, would have increased approximately $0, $21,000 and $40,000, respectively. There was no interest income recognized on non-accrual loans in 2005 or 2004. The amount of interest income on these loans that was included in net income in 2003 was $55,000.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. QNB’s commercial loans are not considered to be concentrated within any one industry, except those loans to real estate developers and investors which account for $52,844,000, or 17.5 percent, of the loan portfolio at December 31, 2005. This compares to $52,046,000, or 19.4 percent, at December 31, 2004. Concentration is based upon Standard Industrial Classification codes used for bank regulatory purposes and is considered to be 10 percent or more of total loans.

Note 6 - Allowance For Loan Losses

Activity in the allowance for loan losses is shown below:

December 31,	2005	2004	2003
Balance at beginning of year	$2,612	$2,929	$2,938
Charge-offs	(115)	(406)	(28)
Recoveries	29	89	19
Net (charge-offs) recoveries	(86)	(317)	(9)
Provision for loan losses	—	—	—
Balance at end of year	$2,526	$2,612	$2,929

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Premises And Equipment

Premises and equipment, stated at cost less accumulated depreciation and amortization, are summarized below:

December 31,	2005	2004
Land and buildings	$5,812	$5,543
Furniture and equipment	7,987	7,648
Leasehold improvements	1,655	1,655
Book value	15,454	14,846
Accumulated depreciation and amortization	(10,054)	(9,206)
Net book value	$5,400	$5,640

Depreciation and amortization expense on premises and equipment amounted to $890,000, $907,000 and $873,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 8 - Intangible Assets

As a result of the purchase of deposits in 1997, QNB recorded a deposit premium of $511,000. This premium is being amortized, for book purposes, over ten years and is reviewed annually for impairment. The net deposit premium intangible was $94,000 and $145,000 at December 31, 2005 and 2004, respectively. Amortization expense for core deposit intangibles for each of the years ended December 31, 2005, 2004 and 2003 was $51,000.

The following table reflects the components of mortgage servicing rights as of the periods indicated:

Years Ended December 31,	2005	2004	2003
Mortgage servicing rights beginning balance	$552	$582	$429
Mortgage servicing rights capitalized	80	66	345
Mortgage servicing rights amortized	(109)	(122)	(174)
Fair market value adjustments	5	26	(18)
Mortgage servicing rights ending balance	$528	$552	$582

Mortgage loans serviced for others	$77,196	$78,904	$74,857
Amortization expense of intangible assets for the years ended December 31	160	173	225

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

Estimated annual amortization expense	for the year ended December 31, 2006	$146
	for the year ended December 31, 2007	126
	for the year ended December 31, 2008	70
	for the year ended December 31, 2009	58
	for the year ended December 31, 2010	48

Note 9 - Time Deposits

The aggregate amount of time deposits including deposits in denominations of $100,000 or more was $211,129,000 and $202,820,000 at December 31, 2005 and 2004, respectively. The scheduled maturities of time deposits as of December 31, 2005 for the years 2006 through 2010 and thereafter are approximately $91,054,000, $95,277,000, $9,088,000, $5,457,000, $10,224,000 and $29,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Short-Term Borrowings

	Securities Sold under	Other
December 31,	Agreements to Repurchase (a)	Short-term Borrowings (b)
2005
Balance	$17,506	$2,090
Maximum indebtedness at any month end	20,287	2,090
Daily average indebtedness outstanding	13,959	687
Average rate paid for the year	2.13%	3.80%
Average rate on period-end borrowings	2.53	4.14
2004
Balance	$12,774	$600
Maximum indebtedness at any month end	14,033	8,549
Daily average indebtedness outstanding	10,735	1,203
Average rate paid for the year	.99%	1.42%
Average rate on period-end borrowings	1.47	2.03

(a) Securities sold under agreements to repurchase mature within 30 days. The repurchase agreements were collateralized by U.S. Government agency securities, mortgage-backed securities and CMOs with an amortized cost of $21,453,000 and $15,287,000 and a fair value of $20,907,000 and $15,210,000 at December 31, 2005 and 2004, respectively. These securities are held in safekeeping at the Federal Reserve Bank.

(b) Other short-term borrowings include Federal funds purchased, overnight borrowings from FHLB and Treasury tax and loan notes.

The Bank has a $10,000,000 unsecured Federal funds line granted by a correspondent bank. Federal funds purchased totaled $1,490,000 at December 31, 2005.

Note 11 - FHLB Advances

Under terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. QNB’s FHLB stock of $3,594,000 and $3,857,000 at December 31, 2005 and 2004, respectively, is also pledged to secure these advances.

QNB has a maximum borrowing capacity with the FHLB of approximately $227,145,000. At December 31, 2005 and 2004, there were $55,000,000 in outstanding advances with a weighted average rate of 5.47 percent and 5.29 percent, respectively. Advances are made pursuant to several different credit programs offered by the FHLB. At December 31, 2005, $35,000,000 of these advances are convertible, whereby the FHLB has the option at a predetermined time to convert the fixed interest rate to an adjustable rate tied to LIBOR. QNB then has the option to prepay these advances if the FHLB converts the interest rate.

Outstanding borrowings as of December 31, 2005 mature as follows:

Loans maturing in 2006 with a rate of 4.60%	$3,000
Loans maturing in 2007 with a rate of 4.61%	2,000
Loans maturing in 2009 with rates ranging from 5.05% to 5.97%	26,500
Loans maturing in 2010 with rates ranging from 5.86% to 6.02%	9,500
Loans maturing in 2011 with rates ranging from 4.99% to 6.04%	14,000
Total FHLB advances	$55,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Income Taxes

The components of the provision for income taxes are as follows:

Year Ended December 31,	2005	2004	2003
Current:
Federal income taxes	$1,479	$1,405	$1,256
Deferred Federal income taxes	(81)	299	(2)
Net provision	$1,398	$1,704	$1,254

At December 31, 2005 and 2004, the tax effects of temporary differences that represent the significant portion of deferred tax assets and liabilities are as follows:

Year Ended December 31,	2005	2004
Deferred tax assets
Allowance for loan losses	$750	$697
Impaired equity securities	384	52
Net unrealized holding losses on investment securities available for sale	650	—
Deferred compensation	74	199
Deposit premium	47	42
Other	13	14
Total deferred tax assets	1,918	1,004
Valuation allowance	(209)	—
Net deferred tax assets	1,709	1,004
Deferred tax liabilities
Depreciation	60	158
Mortgage servicing rights	180	188
Net unrealized holding gains on investment securities available-for-sale	—	870
Other	117	37
Total deferred tax liabilities	357	1,253
Net deferred tax asset (liability)	$1,352	$(249)

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. A valuation allowance of $209,000 was established during the year ended December 31, 2005 to offset a portion of the tax benefits associated with certain impaired securities that management believed may not be realizable. Based upon these and other factors, management believes it is more likely than not that QNB will realize the benefits of these remaining deferred tax assets. The net deferred tax asset (liability) is included in other assets (liabilities) on the consolidated balance sheet.

A reconciliation between the statutory and effective tax rate for net income was as follows:

Year Ended December 31,	2005	2004	2003
Provision at statutory rate	$2,191	$2,688	$2,347
Tax-exempt interest income	(882)	(879)	(843)
Bank-owned life insurance	(98)	(102)	(112)
Life insurance proceeds	(21)	—	(37)
Change in valuation allowance	209	—	(95)
Other	(1)	(3)	(6)
Total provision	$1,398	$1,704	$1,254

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Employee Benefit Plans

The Quakertown National Bank Retirement Savings Plan provides for elective employee contributions up to 20 percent of compensation and a matching company contribution limited to 3 percent. In addition, the plan provides for safe harbor nonelective contributions of 5 percent of total compensation by QNB. For 2005, 2004 and 2003, QNB contributed $145,825, $140,131 and $141,597, respectively, as a matching contribution and $275,908, $259,981 and $257,927, respectively, as a safe harbor contribution to the plan.

QNB’s Employee Stock Purchase Plan (the “Plan”) offers eligible employees an opportunity to purchase shares of QNB Corp. Common Stock at a 10 percent discount from the lesser of fair market value on the first or last day of each offering period (as defined by the plan). The Plan authorizes the issuance of 42,000 shares. As of December 31, 2005, 13,906 shares were issued under the plan. The Plan expires June 1, 2006. A new plan is being proposed for shareholder approval as part of the 2006 Proxy Statement.

Shares issued pursuant to the Plan, were as follows:

Year Ended December 31,	Shares	Price per Share
2005	2,794	$24.98 and $27.90
2004	2,679	27.45 and 27.45
2003	3,415	18.00 and 19.82

Note 14 - Stock Option Plan

QNB has stock option plans (the “Plans”) administered by a committee which consists of three or more members of QNB’s Board of Directors. The Plans provide for the granting of either (i) Non-Qualified Stock Options (NQSOs) or (ii) Incentive Stock Options (ISOs). The exercise price of an option is the fair market value of QNB’s common stock at the date of grant, as defined by the Plans. The Plans provide for the exercise either in cash or in securities of the Corporation or in any combination thereof.

The 1998 Plan authorizes the issuance of 220,500 shares. The time period by which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. As of December 31, 2005, there were 216,558 options granted and 193,374 options outstanding under this Plan.

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan except the options expire five years after the grant date. As of December 31, 2005, there were no options granted under this plan.

Changes in total options outstanding during 2005, 2004 and 2003, were as follows:

	Number of Options	Exercise Price per Option	Average Exercise Price
December 31, 2002	148,206	$13.09 - $16.70	$14.97
Exercised	(25,794)	13.09 - 16.70	15.30
Granted	40,000	20.00	20.00
December 31, 2003	162,412	13.09 - 20.00	16.15
Exercised	(20)	13.09	13.09
Granted	20,000	33.25	33.25
December 31, 2004	182,392	13.09 - 33.25	18.03
Exercised	(3,918)	13.09 - 16.70	15.21
Granted	20,000	32.35	32.35
Cancelled	(5,100)	32.35 - 33.25	32.79
December 31, 2005	193,374	$13.09 - $33.25	$19.18

The following table summarizes information about stock options outstanding at December 31, 2005:

	Exercisable
Exercise Price Range	Options	Average Life[1]	Average Exercise Price
$13.09 - $13.30	54,664	4.54	$13.19
16.13 - 20.00	103,810	5.74	17.75
32.35 - 33.25	34,900	8.68	32.80
Total	193,374	5.93	$19.18

1 Average contractual life remaining in years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Balance, December 31, 2004	$1,435
New loans	5,002
Repayments	3,283
Balance, December 31, 2005	$3,154

QNB allowed its directors to defer a portion of their compensation. The amount of deferred compensation accrued as of December 31, 2005 and 2004, was $219,000 and $584,000, respectively.

On July 21, 2004, the Bank entered into an agreement with a director of QNB Corp. for the purchase by the Bank of a two story building for a purchase price of $600,000. The price was determined through an independent third party appraisal. Management of QNB Corp. and the Bank believe that the transaction reflects arm’s-length negotiated terms. The Bank intends to use the acquired property for additional office space. On September 22, 2005, the Bank entered into an agreement with a construction company for the renovation of this property. The president of this company is a director of QNB Corp. The bids for this project were submitted through a formal bidding process and reviewed by the Board of Directors. The estimated costs of the renovation are expected to be approximately $1,000,000. The total paid during 2005 was $214,000.

Note 16 - Commitments And Contingencies

Financial instruments with off-balance-sheet risk:
In the normal course of business there are various legal proceedings, commitments, and contingent liabilities which are not reflected in the financial statements. Management does not anticipate any material losses as a result of these transactions and activities. They include, among other things, commitments to extend credit and standby letters of credit. Outstanding standby letters of credit amounted to $5,095,000 and $3,637,000, and commitments to extend credit and unused lines of credit totaled $81,154,000 and $81,788,000 at December 31, 2005 and 2004, respectively. The maximum exposure to credit loss, which represents the possibility of sustaining a loss due to the failure of the other parties to a financial instrument to perform according to the terms of the contract, is represented by the contractual amount of these instruments. QNB uses the same lending standards and policies in making credit commitments as it does for on-balance sheet instruments. The activity is controlled through credit approvals, control limits, and monitoring procedures.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. QNB evaluates each customer’s creditworthiness on a case-by-case basis.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk and collateral policy involved in issuing letters of credit are essentially the same as those involved in extending loan commitments.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

Other commitments:
QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include renewal options as well as specific provisions relating to rent increases. The minimum annual rental commitments under these leases outstanding at December 31, 2005 are as follows:

Minimum Lease Payments
2006	$284
2007	272
2008	272
2009	223
2010	219
Thereafter	1,858

Rent expense under leases for each of the years ended December 31, 2005, 2004 and 2003, was $307,000, $299,000 and $264,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Other Comprehensive Income (Loss)

The tax effects allocated to each component of other comprehensive income are as follows:

	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
Year Ended December 31, 2005
Unrealized losses on securities
Unrealized holding losses arising during the period	$(4,200)	$1,573	$(2,627)
Reclassification adjustment for losses included in net income	727	(53)	674
Other comprehensive income (loss)	$(3,473)	$1,520	$(1,953)
Year Ended December 31, 2004
Unrealized losses on securities
Unrealized holding losses arising during the period	$(1,137)	$47	$(1,090)
Reclassification adjustment for gains included in net income	(849)	289	(560)
Other comprehensive income (loss)	$(1,986)	$336	$(1,650)
Year Ended December 31, 2003
Unrealized losses on securities
Unrealized holding losses arising during the period	$(2,111)	$761	$(1,350)
Reclassification adjustment for losses included in net income	134	(46)	88
Other comprehensive income (loss)	$(1,977)	$715	$(1,262)

Note 18 - Disclosures About Fair Value of Financial Instruments

All entities are required to disclose estimated fair values for their financial instruments, whether or not recognized in the balance sheet. For QNB, as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments.

Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time QNB’s entire holdings of a particular financial instrument. For a substantial portion of QNB’s financial instruments, no quoted market exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions regarding the amount and timing of estimated future cash flows, which are discounted to reflect varying degrees of risk. Given the uncertainties surrounding these assumptions, the reported fair values may not represent actual values of financial instruments that could have been realized as of year-end or that will be realized in the future. Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

The estimated fair values and carrying amounts are summarized as follows:

December 31,	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and due from banks	$20,807	$20,807	$19,026	$19,026
Federal funds sold	—	—	3,159	3,159
Investment securities available-for-sale	233,275	233,275	267,561	267,561
Investment securities held-to-maturity	5,897	6,082	6,203	6,432
Non-marketable equity securities	3,684	3,684	3,947	3,947
Loans held-for-sale	134	137	312	305
Net loans	298,823	293,851	265,436	265,810
Bank-owned life insurance	8,103	8,103	7,906	7,906
Mortgage servicing rights	528	727	552	637
Accrued interest receivable	2,572	2,572	2,531	2,531

Financial Liabilities
Deposits with no stated maturities	247,541	247,541	263,668	263,668
Deposits with stated maturities	211,129	208,024	202,820	203,152
Short-term borrowings	19,596	19,596	13,374	13,374
Federal Home Loan Bank advances	55,000	56,441	55,000	58,656
Accrued interest payable	1,512	1,512	1,179	1,179

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of QNB’s off-balance sheet financial instruments is as follows:

December 31,	2005		2004
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Commitments to extend credit	$81,154	—	$81,788	—
Standby letters of credit	5,095	—	3,637	—

The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at December 31, 2005 and 2004.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Parent Company Financial Information

Condensed financial statements of QNB Corp. only:

Balance Sheets
December 31,	2005	2004
Assets
Cash and cash equivalents	$8	$6
Investment securities available-for-sale	4,069	3,869
Investment in subsidiary	42,527	42,127
Other assets	49	8
Total assets	$46,653	$46,010

Liabilities
Other liabilities	$89	$235

Shareholders’ equity
Common stock	2,007	2,003
Surplus	9,117	9,005
Retained earnings	38,196	35,570
Accumulated other comprehensive income	(1,262)	691
Treasury stock	(1,494)	(1,494)
Total shareholders’ equity	46,564	45,775
Total liabilities and shareholders’ equity	$46,653	$46,010

Statements of Income
Year Ended December 31,	2005	2004	2003
Dividends from subsidiary	$2,691	$2,182	$2,050
Interest and dividend income	57	48	39
Securities gains	376	613	23
Total income	3,124	2,843	2,112
Expenses	221	203	153
Income before applicable income taxes and equity in undistributed income of subsidiary	2,903	2,640	1,959
Income taxes (benefit)	59	144	(135)
Income before equity in undistributed income of subsidiary	2,844	2,496	2,094
Equity in undistributed income of subsidiary	2,202	3,707	3,554
Net income	$5,046	$6,203	$5,648

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash Flows
Year Ended December 31,	2005	2004	2003
Operating Activities
Net income	$5,046	$6,203	$5,648
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income from subsidiary	(2,202)	(3,707)	(3,554)
Securities gains, net	(376)	(613)	(23)
(Increase) decrease in other assets	(37)	165	(173)
(Decrease) increase in other liabilities	(71)	71	(9)
Deferred income tax provision	2	147	50
Net cash provided by operating activities	2,362	2,266	1,939
Investing Activities
Purchase of investment securities	(1,652)	(1,623)	(744)
Proceeds from sale of investment securities	1,600	1,555	699
Net cash used by operating activities	(52)	(68)	(45)
Financing Activities
Cash dividends paid	(2,420)	(2,292)	(2,042)
Stock issue	112	74	142
Net cash used by financing activities	(2,308)	(2,218)	(1,900)
Increase (decrease) in cash and cash equivalents	2	(20)	(6)
Cash and cash equivalents at beginning of year	6	26	32
Cash and cash equivalents at end of year	$8	$6	$26
Supplemental Cash Flow Disclosure
Non-Cash Transactions
Change in net unrealized holding gains or losses, net of taxes on investment securities	$(150)	$(207)	$596

Note 20 - Regulatory Restrictions

Dividends payable by the Corporation and the Bank are subject to various limitations imposed by statutes, regulations and policies adopted by bank regulatory agencies. Under current regulations regarding dividend availability, the Bank may declare dividends in 2006 to the Corporation totaling $5,909,000, plus additional amounts equal to the net profit earned by the Bank for the period from January 1, 2006, through the date of declaration, less dividends previously declared in 2006.

Both the Corporation and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Corporation and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of December 31, 2005, that the Corporation and the Bank met capital adequacy requirements to which they were subject.

As of the most recent notification, the Federal Reserve Bank and the Comptroller of the Currency considered the Corporation and the Bank to be “well capitalized” under the regulatory framework. There are no conditions or events since that notification that management believes have changed the classification. To be categorized as well capitalized, the Corporation and the Bank must maintain minimum ratios set forth in the table below. The Corporation and the Bank’s actual capital amounts and ratios are presented as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Capital Levels
	Actual		Adequately Capitalized		Well Capitalized
As of December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk weighted assets):[1]
Consolidated	$50,384	13.77%	$29,274	8.00%	$36,593	10.00%
Bank	46,406	12.82	28,964	8.00	36,206	10.00
Tier I capital (to risk weighted assets):[1]
Consolidated	47,732	13.04	14,637	4.00	21,956	6.00
Bank	43,880	12.12	14,482	4.00	21,723	6.00
Tier I capital (to average assets):[1]
Consolidated	47,732	8.15	23,421	4.00	29,277	5.00
Bank	43,880	7.54	23,270	4.00	29,088	5.00

	Capital Levels
	Actual		Adequately Capitalized		Well Capitalized
As of December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk weighted assets):[1]
Consolidated	$46,532	12.98%	$28,673	8.00%	$35,841	10.00%
Bank	42,885	12.10	28,362	8.00	35,453	10.00
Tier I capital (to risk weighted assets):[1]
Consolidated	43,920	12.25	14,336	4.00	21,504	6.00
Bank	40,273	11.36	14,181	4.00	21,272	6.00
Tier I capital (to average assets):[1]
Consolidated	43,920	7.44	23,614	4.00	29,517	5.00
Bank	40,273	6.86	23,481	4.00	29,351	5.00

1 As defined by the regulators

Note 21 - Consolidated Quarterly Financial Data

The unaudited quarterly results of operations for the years ended 2005 and 2004 are in the following table:

	Quarters Ended 2005				Quarters Ended 2004
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Interest income	$6,759	$6,956	$7,143	$7,414	$6,136	$6,172	$6,519	$6,744
Interest expense	2,674	2,845	3,125	3,344	2,210	2,219	2,425	2,652
Net interest income	4,085	4,111	4,018	4,070	3,926	3,953	4,094	4,092
Provision for loan losses	—	—	—	—	—	—	—	—
Non-interest income	1,669	(172)	938	827	1,370	1,173	989	1,153
Non-interest expense	3,236	3,316	3,140	3,410	3,078	3,181	3,244	3,340
Income before income taxes	2,518	623	1,816	1,487	2,218	1,945	1,839	1,905
Provision for income taxes	599	140	385	274	496	426	386	396
Net Income	$1,919	$483	$1,431	$1,213	$1,722	$1,519	$1,453	$1,509
Net Income Per Share - basic	$.62	$.16	$.46	$.39	$.56	$.49	$.47	$.49
Net Income Per Share - diluted	$.60	$.15	$.45	$.38	$.54	$.48	$.46	$.47

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

(a) Management’s Report on Internal Control Over Financial Reporting
QNB Corp. (the Corporation) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with U.S. generally accepted accounting principles, and as such, include some amounts that are based on management’s best estimates and judgments.

The Corporation’s management is responsible for establishing and maintaining effective internal control over financial reporting. The system of internal control over financial reporting, as it relates to the financial statements, is evaluated for effectiveness by management and tested for reliability through a program of internal audits and management testing and review. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only a reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2005, the Corporation’s internal control over financial reporting is effective and meets the criteria of the Internal Control — Integrated Framework.

The Corporation’s independent registered public accounting firm, S.R. Snodgrass, A.C., has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting.

(b) Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
QNB Corp.

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that QNB Corp. (the Corporation) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that QNB Corp. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, QNB Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QNB Corp. and subsidiary as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended, and our report dated February 24, 2006, expressed an unqualified opinion.

Wexford, Pennsylvania
February 24, 2006

(c) Internal Controls and Disclosure Controls and Procedures
QNB’s principal executive officer and principal financial officer, after evaluating, together with management, the effectiveness of the design and operation of QNB’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005, the end of the period covered by this report, have concluded that, as of such date, QNB’s disclosure controls and procedures were adequate and effective to ensure that material information relating to QNB and our consolidated subsidiary would be made known to them by others within those entities.

There were no changes in QNB’s internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, QNB’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference to information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2006 Annual Meeting of Shareholders under the captions
• “Election of Directors”
• “Governance of the Company”
• “Section 16(a) Beneficial Ownership Compliance”
• “Meetings and Committees of the Board of Directors of QNB and the Bank”
• “Executive Officers of QNB and/or the Bank”

ITEM 11.   EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2006 Annual Meeting of Shareholders under the captions
• “Compensation of the Board of Directors”
• “Executive Compensation”
• “Compensation Committee Interlocks and Insider Participation”
• “Stock Performance Graph”

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2006 Annual Meeting of Shareholders under the captions
• “Security Ownership of Management”
• “Equity Compensation Plan Information”

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The information required by Item 13 is incorporated by reference to the information appearing under the caption “Certain Relationships and Related Party Transactions” in QNB Corp.’s definitive proxy statement to be used in connection with the 2006 Annual Meeting of Shareholders.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2006 Annual Meeting of Shareholders under the captions
• “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors”
• “Audit Fees, Audit Related Fees, Tax Fees, and All Other Fees”

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           1. Financial Statements

The following financial statements are included by reference in Part II, Item 8 hereof.

Independent Registered Public Accounting Firm Report
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

3. The following exhibits are incorporated by reference herein or annexed to this Form 10-K:

3(i)-	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrant’s Form DEF 14-A filed with the Commission on April 15, 2005.)

3(ii)-	By-laws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrant’s Form 8-K filed with the Commission on January 23, 2006.)

10.1-	Employment Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q filed with the Commission on November 15, 2004.)

10.2-	Salary Continuation Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed with the Commission on November 15, 2004.)

10.3-	QNB Corp. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-91201 on Form S-8, filed with the Commission on November 18, 1999.)

10.4-	The Quakertown National Bank Retirement Savings Plan. (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-Q filed with the Commission on August 14, 2003.)

10.5-	Change of Control Agreement between Registrant and Robert C. Werner. (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-Q filed with the Commission on November 8, 2005.)

10.6-	Change of Control Agreement between Registrant and Bret H. Krevolin. (Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-Q filed with the Commission on November 8, 2005.)

10.7-	QNB Corp. 2001 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-67588 on Form S-8, filed with the Commission on August 15, 2001).

10.8-	QNB Corp. 2005 Stock Incentive Plan (Incorporated by referrence to Exhibit 99.1 to Registration Statement No. 333-125998 on Form S-8, filed with the Commission on June 21, 2005).

11-	Statement re: Computation of Earnings per Share as found on page 48 of Form 10-K, which is included herein.

12-	Statement re: Computation of Ratios as found on page 11 of Form 10-K, which is included herein.

14-	Registrant’s Code of Ethics. (Incorporated by reference to Exhibit 14 of Registrant’s Form 10-K filed with the Commission on March 30, 2004.)

21-	Subsidiaries of the Registrant.

23.1-	Consent of S.R. Snodgrass, A.C., Independent Registered Public Accounting Firm

23.2-	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1-	Section 302 Certification of the President and CEO.

31.2-	Section 302 Certification of the Chief Financial Officer.

32.1-	Section 906 Certification of the President and CEO.

32.2-	Section 906 Certification of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QNB Corp.

March 14, 2006	By:	/s/ Thomas J. Bisko
Thomas J. Bisko
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Bisko Thomas J. Bisko	President, Chief Executive Officer and Director	March 14, 2006

/s/ Robert C. Werner Robert C. Werner	Vice President	March 14, 2006

/s/ Bret H. Krevolin Bret H. Krevolin	Chief Financial Officer and Principal Accounting Officer	March 14, 2006

/s/ Norman L. Baringer Norman L. Baringer	Director	March 14, 2006

/s/ Kenneth F. Brown, Jr. Kenneth F. Brown, Jr.	Director	March 14, 2006

/s/ Dennis Helf Dennis Helf	Director, Chairman	March 14, 2006

/s/ G. Arden Link G. Arden Link	Director	March 14, 2006

/s/ Charles M. Meredith, III Charles M. Meredith, III	Director	March 14, 2006

/s/ Anna Mae Papso Anna Mae Papso	Director	March 14, 2006

/s/ Gary S. Parzych Gary S. Parzych	Director	March 14, 2006

/s/ Henry L. Rosenberger Henry L. Rosenberger	Director	March 14, 2006

/s/ Edgar L. Stauffer Edgar L. Stauffer	Director	March 14, 2006

QNB CORP.
FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2005
EXHIBIT INDEX

Exhibit

3(i)-	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrant’s Form DEF 14-A filed with the Commission on April 15, 2005.)

3(ii)-	By-laws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrant’s Form 8-K filed with the Commission on January 23, 2006.)

10.1-	Employment Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q filed with the Commission on November 15, 2004.)

10.2-	Salary Continuation Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed with the Commission on November 15, 2004.)

10.3-	QNB Corp. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-91201 on Form S-8, filed with the Commission on November 18, 1999.)

10.4-	The Quakertown National Bank Retirement Savings Plan. (Incorporated by reference to Exhibit 10.4 of Registrants Form 10-Q filed with the Commission on August 14, 2003)

10.5-	Change of Control Agreement between Registrant and Robert C. Werner. (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-Q filed with the Commission on November 8, 2005.)

10.6-	Change of Control Agreement between Registrant and Bret H. Krevolin. (Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-Q filed with the Commission on November 8, 2005.)

10.7-	QNB Corp. 2001 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-67588 on Form S-8, filed with the Commission on August 15, 2001).

10.8-	QNB Corp. 2005 Stock Incentive Plan (Incorporated by referrence to Exhibit 99.1 to Registration Statement No. 333-125998 on Form S-8, filed with the Commission on June 21, 2005).

11-	Statement re: Computation of Earnings per Share as found on page 48 of Form 10-K, which is included herein.

12-	Statement re: Computation of Ratios as found on page 11 of Form 10-K, which is included herein.

14-	Registrant’s Code of Ethics. (Incorporated by reference to Exhibit 14 of Registrant’s Form 10-K filed with the Commission on March 30, 2004.)

21-	Subsidiaries of the Registrant.

23.1-	Consent of S.R. Snodgrass, A.C., Independent Registered Public Accounting Firm

23.2-	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1-	Section 302 Certification of the President and CEO.

31.2-	Section 302 Certification of the Chief Financial Officer.

32.1-	Section 906 Certification of the President and CEO.

32.2-	Section 906 Certification of the Chief Financial Officer.