Form 10-Q
period 2006-03-31
QNB CORP
filed 2006-05-10
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to ________________________________

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

Large accelerated filer ☐ Accelerated filer  ☑    Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2006
Common Stock, par value $.625	3,125,492

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except share data)
	(unaudited)
Three Months Ended March 31,	2006	2005
Interest Income
Interest and fees on loans	$4,826	$3,891
Interest and dividends on investment securities:
Taxable	2,008	2,256
Tax-exempt	520	564
Interest on Federal funds sold	24	18
Interest on interest-bearing balances and other interest income	49	30
Total interest income	7,427	6,759
Interest Expense
Interest on deposits
Interest-bearing demand	439	197
Money market	257	252
Savings	48	54
Time	1,374	1,122
Time over $100,000	428	280
Interest on short-term borrowings	143	42
Interest on Federal Home Loan Bank advances	752	727
Total interest expense	3,441	2,674
Net interest income	3,986	4,085
Provision for loan losses	—	—
Net interest income after provision for loan losses	3,986	4,085
Non-Interest Income
Fees for services to customers	440	439
ATM and debit card income	184	159
Income on bank-owned life insurance	61	63
Mortgage servicing fees	23	24
Net gain on investment securities available-for-sale	355	613
Net gain on sale of loans	13	35
Other operating income	132	336
Total non-interest income	1,208	1,669
Non-Interest Expense
Salaries and employee benefits	1,805	1,837
Net occupancy expense	279	281
Furniture and equipment expense	231	282
Marketing expense	153	150
Third party services	169	141
Telephone, postage and supplies expense	140	123
State taxes	113	103
Other expense	346	319
Total non-interest expense	3,236	3,236
Income before income taxes	1,958	2,518
Provision for income taxes	280	599
Net Income	$1,678	$1,919
Earnings Per Share - Basic	$.54	$.62
Earnings Per Share - Diluted	$.53	$.60
Cash Dividends Per Share	$.21	$.195

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands) (unaudited)
	March 31, 2006	December 31, 2005

Assets
Cash and due from banks	$18,762	$20,807
Federal funds sold	7,434	—
Total cash and cash equivalents	26,196	20,807
Investment securities
Available-for-sale (cost $212,185 and $235,187)	208,531	233,275
Held-to-maturity (market value $6,044 and $6,082)	5,895	5,897
Non-marketable equity securities	3,733	3,684
Loans held-for-sale	125	134
Total loans, net of unearned costs	316,406	301,349
Allowance for loan losses	(2,506)	(2,526)
Net loans	313,900	298,823
Bank-owned life insurance	8,169	8,103
Premises and equipment, net	5,910	5,400
Accrued interest receivable	2,407	2,572
Other assets	4,325	3,510
Total assets	$579,191	$582,205

Liabilities
Deposits
Demand, non-interest bearing	$54,401	$56,461
Interest-bearing demand	96,092	101,614
Money market	51,211	39,170
Savings	50,743	50,296
Time	162,182	160,213
Time over $100,000	45,451	50,916
Total deposits	460,080	458,670
Short-term borrowings	14,693	19,596
Federal Home Loan Bank advances	55,000	55,000
Accrued interest payable	1,540	1,512
Other liabilities	1,000	863
Total liabilities	532,313	535,641

Shareholders' Equity
Common stock, par value $.625 per share; authorized 10,000,000 shares; 3,232,178 and 3,210,762 shares issued; 3,125,492 and 3,104,076 shares outstanding	2,020	2,007
Surplus	9,546	9,117
Retained earnings	39,218	38,196
Accumulated other comprehensive loss, net	(2,412)	(1,262)
Treasury stock, at cost; 106,686 shares	(1,494)	(1,494)
Total shareholders' equity	46,878	46,564
Total liabilities and shareholders' equity	$579,191	$582,205

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands) (unaudited)
Three Months Ended March 31,	2006	2005
Operating Activities
Net income	$1,678	$1,919
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	161	217
Securities gains	(355)	(613)
Net gain on sale of repossessed assets	(2)	(209)
Proceeds from sale of repossessed assets	2	209
Net gain on sale of loans	(13)	(35)
Loss on disposal of premises and equipment	—	1
Proceeds from sales of residential mortgages	940	1,905
Originations of residential mortgages held-for-sale	(933)	(2,087)
Income on bank-owned life insurance	(61)	(63)
Life insurance premiums, net	(5)	(5)
Tax benefit from exercise of stock options	67	—
Stock-based compensation expense	27	—
Deferred income tax provision	27	43
Net (decrease) increase in income taxes payable	(170)	397
Net decrease (increase) in accrued interest receivable	165	(370)
Net amortization of premiums and discounts	161	254
Net increase in accrued interest payable	28	41
Increase in other assets	(111)	(277)
Increase (decrease) in other liabilities	137	(670)
Net cash provided by operating activities	1,743	657
Investing Activities
Proceeds from maturities and calls of investment securities available-for-sale	4,804	4,861
Proceeds from sales of investment securities available-for-sale	25,163	12,639
Purchase of investment securities available-for-sale	(6,731)	(19,745)
Proceeds from sales of non-marketable equity securities	942	422
Purchase of non-marketable equity securities	(991)	—
Net increase in loans	(15,069)	(1,456)
Net purchases of premises and equipment	(671)	(117)
Net cash provided (used) by investing activities	7,447	(3,396)
Financing Activities
Net (decrease) increase in non-interest bearing deposits	(2,060)	1,200
Net increase (decrease) in interest-bearing non-maturity deposits	6,966	(667)
Net (decrease) increase in time deposits	(3,496)	2,049
Net decrease in short-term borrowings	(4,903)	(3,359)
Cash dividends paid	(656)	(604)
Proceeds from issuance of common stock	348	37
Net cash used by financing activites	(3,801)	(1,344)
Increase (decrease) in cash and cash equivalents	5,389	(4,083)
Cash and cash equivalents at beginning of year	20,807	22,185
Cash and cash equivalents at end of period	$26,196	$18,102
Supplemental Cash Flow Disclosures
Interest paid	$3,413	$2,633
Income taxes paid	—	125
Non-Cash Transactions
Change in net unrealized holding gains, net of taxes, on investment securities	(1,150)	(2,861)
Transfer of loans to repossessed assets	9	4

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005, AND DECEMBER 31, 2005
(Unaudited)

1. REPORTING AND ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of QNB Corp. (QNB) and its wholly-owned subsidiary, The Quakertown National Bank (the Bank). All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2005 Annual Report incorporated in the Form 10-K. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The unaudited consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods and are of a normal and recurring nature. Tabular information, other than share and per share data, is presented in thousands of dollars.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from such estimates.

STOCK-BASED COMPENSATION

QNB sponsors stock-based compensation plans, administered by a committee, under which incentive stock options may be granted periodically to certain employees. QNB accounted for all awards granted after January 1, 2002 under the “fair value” approach under Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, QNB adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (FASB No. 123r), using the modified prospective application method. The modified prospective application method applies to new awards, to any outstanding liability awards, and to awards modified, repurchased, or cancelled after January 1, 2006. For all awards granted prior to January 1, 2006, unrecognized compensation cost, on the date of adoption, will be recognized as an expense in future periods. The results for prior periods have not been restated.

The adoption of FASB No. 123r reduced net income by approximately $27,000 for the three months ended March 31, 2006. The following table illustrates the effect on net income and earnings per share if QNB had applied the fair value recognition provisions to stock-based employee compensation during the period presented. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period.

Form 10-Q

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005, AND DECEMBER 31, 2005
(Unaudited)

March 31, 2005
Net income, as reported	$1,919
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	25
Pro forma net income	$1,894
Earnings per share Basic – as reported	$.62
Basic – pro forma	$.61
Diluted – as reported	$.60
Diluted – pro forma	$.60

As of March 31, 2006, there was approximately $173,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next three years.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorizes the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest ratably over a three-year period. As of March 31, 2006, there were 180,458 options outstanding under this Plan. The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of March 31, 2006, there were 8,900 options outstanding under this Plan.

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature. The following assumptions were used in the option pricing model in determining the fair value of options granted during the three months ended March 31, 2006:

Options granted	2004	2006	2004
Risk-free interest rate	4.27%	4.18%	4.39%
Dividend yield	3.23	2.40	2.20
Volatility	13.28	14.05	13.61
Expected life	5 yrs.	10 yrs.	10 yrs.

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the first quarter of 2006 and 2005 was $3.13 and $6.46, respectively.

Form 10-Q

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005, AND DECEMBER 31, 2005
(Unaudited)

Stock option activity during the three months ended March 31, 2006 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs.)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	193,374	$19.18	5.93
Exercised	(21,416)	16.27
Granted	17,400	26.00
Outstanding at March 31, 2006	189,358	20.13	5.68	$1,328
Exercisable at March 31, 2006	137,058	16.16	5.08	$1,328

2. PER SHARE DATA

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2006	2005
Numerator for basic and diluted earnings per share-net income	$1,678	$1,919
Denominator for basic earnings per share- weighted average shares outstanding	3,118,353	3,100,048
Effect of dilutive securities-employee stock options	52,490	78,262
Denominator for diluted earnings per share- adjusted weighted average shares outstanding	3,170,843	3,178,310
Earnings per share-basic	$54	$62
Earnings per share-diluted	$53	$60

There were 34,900 and 40,000 stock options that were anti-dilutive as of March 31, 2006 and 2005, respectively. These stock options were not included in the above calculation.

Form 10-Q

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005, AND DECEMBER 31, 2005
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

The following shows the components and activity of comprehensive income during the periods ended March 31, 2006 and 2005 (net of the income tax effect):

	For the Three Months Ended March 31,
	2006	2005
Unrealized holding losses arising during the period on securities held (net of taxes of $471 and $1,222, respectively)	$(916)	$(2,456)
Reclassification adjustment for gains included in net income (net of taxes of $121 and $208, respectively)	(234)	(405)
Net change in unrealized losses during the period	(1,150)	(2,861)
Unrealized holding (losses) gains, beginning of period	(1,262)	691
Unrealized holding losses, end of period	$(2,412)	$(2,170)
Net income	$1,678	$1,919
Other comprehensive income, net of tax:
Unrealized holding losses arising during the period (net of taxes of $592 and $1,430, respectively)	(1,150)	(2,861)
Comprehensive income (loss)	$528	$(942)

Form 10-Q

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005, AND DECEMBER 31, 2005
(Unaudited)

4. LOANS

The following table presents loans by category as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Commercial and industrial	$72,626	$64,812
Construction	7,936	7,229
Real estate-commercial	106,743	104,793
Real estate-residential	116,427	112,920
Consumer	4,864	5,080
Indirect lease financing	7,710	6,451
Total loans	316,306	301,285
Unearned costs	100	64
Total loans net of unearned costs	$316,406	$301,349

5. INTANGIBLE ASSETS

As a result of a purchase of deposits in 1997, QNB recorded a deposit premium of $511,000. This premium is being amortized, for book purposes, over ten years and is reviewed annually for impairment. The net deposit premium intangible was $81,000 and $94,000 at March 31, 2006 and December 31, 2005, respectively. Amortization expense for core deposit intangibles was $13,000 for both periods ended March 31, 2006 and 2005.

The following table reflects the components of mortgage servicing rights as of the periods indicated:

	March 31, 2006	December 31, 2005
Mortgage servicing rights beginning balance	$528	$552
Mortgage servicing rights capitalized	7	80
Mortgage servicing rights amortized	(25)	(109)
Fair market value adjustments	—	5
Mortgage servicing rights ending balance	$510	$528
Mortgage loans serviced for others	$75,038	$77,196
Amortization expense of intangibles	38	160

From 10-Q

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005, AND DECEMBER 31, 2005
(Unaudited)

5. INTANGIBLE ASSETS (Continued):

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense

For the Year Ended 12/31/06	$148
For the Year Ended 12/31/07	130
For the Year Ended 12/31/08	73
For the Year Ended 12/31/09	61
For the Year Ended 12/31/10	50

6. RELATED PARTY TRANSACTIONS

As of March 31, 2006, amounts due from directors, principal officers, and their related interests totaled $4,157,000. All of these transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Also, they did not involve a more than normal risk of collectibility or present any other unfavorable features.

On September 22, 2005, the Bank approved and entered into an agreement with Eugene T. Parzych, Inc. for the renovation of its property at 322 W. Broad Street, Quakertown, Pennsylvania to be used as additional office space. The cost of the renovations is expected to be approximately $1,000,000. The bids for this project were submitted through a formal bidding process and reviewed by the Board of Directors. Mr. Gary S. Parzych is the president of Eugene T. Parzych, Inc. and is also a director of QNB Corp. Management and the Board of Directors of QNB Corp. and the Bank believe this is an arms-length transaction. The total paid as of March 31, 2006 was $849,000.

From 10-Q

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2006 AND 2005, AND DECEMBER 31, 2005
(Unaudited)

7. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued FASB No. 155, Accounting for Certain Hybrid Instruments, as an amendment of FASB Statements No. 133 and 140. FASB No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the QNB’s results of operations or financial position.

In March 2006, the FASB issued FASB No. 156, Accounting for Servicing of Financial Assets. This Statement, which is an amendment to FASB No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, FASB No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. FASB No. 156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either of the amortization or fair value methods for subsequent measurement. The provisions of FASB No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on QNB’s results of operations or financial position.

From 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

QNB Corp. (the Corporation) is a bank holding company headquartered in Quakertown, Pennsylvania. The Corporation, through its wholly-owned subsidiary, The Quakertown National Bank (the Bank), has been serving the residents and businesses of upper Bucks, northern Montgomery and southern Lehigh Counties in Pennsylvania since 1877. The Bank is a locally managed community bank that provides a full range of commercial and retail banking and retail brokerage services. The consolidated entity is referred to herein as “QNB”.

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

From 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

Critical Accounting Policies and Estimates

Discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of QNB, which are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these consolidated financial statements requires QNB to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. QNB evaluates estimates on an on-going basis, including those related to the allowance for loan losses, non-accrual loans, other real estate owned, other-than-temporary investment impairments, intangible assets, stock option plans and income taxes. QNB bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

From 10-Q

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

Income Taxes.

QNB accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets, when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. A valuation allowance of $71,000 existed as of March 31, 2006 to offset a portion of the tax benefits associated with certain impaired securities that management believes may not be realizable. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond QNB’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

Other-than-Temporary Impairment of Investment Securities

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced, and a corresponding charge to earnings is recognized.

From 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - OVERVIEW

QNB Corp. earns its net income primarily through its subsidiary, The Quakertown National Bank. Net interest income, or the spread between the interest, dividends and fees earned on loans and investment securities and the expense incurred on deposits and other interest-bearing liabilities, is the primary source of operating income for QNB. QNB seeks to achieve sustainable and consistent earnings growth while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to Board of Directors approved levels. Due to its limited geographic area comprised principally of upper Bucks, southern Lehigh and northern Montgomery counties, growth is pursued through expansion of existing customer relationships and building new relationships by stressing a consistent high level of service at all points of contact.

QNB reported net income for the first quarter of 2006 of $1,678,000, or $.53 per common share on a diluted basis. This represents a 12.6 percent decrease from the $1,919,000, or $.60 per share diluted, for the same period in 2005.

Two important measures of profitability in the banking industry are an institution's return on average assets and return on average shareholders' equity. Return on average assets and return on average shareholders' equity were 1.18 percent and 14.06 percent, respectively, for the first quarter of 2006 compared with 1.34 percent and 17.04 percent, respectively, for the first quarter of 2005.

QNB’s net interest income declined in the first quarter of 2006, to $3,986,000, as compared to $4,085,000 for the same quarter of 2005 due to the continued compression of the net interest margin, as well as a slight decrease in average earning assets. Funding costs of deposits and short-term borrowings increased to a greater degree than the rates earned on loans and investments. This difference was primarily the result of three factors: a highly competitive deposit and loan pricing environment, a sustained flat Treasury yield curve and the current structure of QNB’s balance sheet. The net interest margin declined 4 basis points to 3.26 percent from the first quarter of 2005 to the first quarter of 2006. In addition, included in net interest income for the first quarter of 2005 was $40,000 of interest income recovered on non-accrual and previously charged off loans.

Non-interest income was $1,208,000 for the quarter ended March 31, 2006, a 27.6 percent decrease from the $1,669,000 recorded in 2005. The decline in non-interest income was primarily the result of non-core business activities that occurred in the first quarter of 2005. These activities included a $209,000 gain on the liquidation of the remaining assets relinquished by a borrower during the third quarter of 2004. In addition, the net gain on the sale of investment securities decreased $258,000, while the net gain on the sale of loans decreased $22,000, when comparing the first quarter of 2006 to the first quarter of 2005.

Non-interest expense remained flat at $3,236,000 for the quarter ended March 31, 2006. Salary and benefit expense declined $32,000, to $1,805,000, for the quarter ended March 31, 2006 primarily due to a decrease in the accrual for incentive compensation of $40,000 which was partially offset by the $27,000 expense related to the adoption of FASB No. 123r. Net occupancy and furniture and equipment expense declined by $53,000, when comparing the two quarters, due to declines in depreciation and amortization expense. The effective tax rate was 14.3 percent for the first quarter of 2006 compared to 23.8 percent for the first quarter of 2005. During the first quarter of 2006, QNB was able to reverse $138,000 of the tax valuation allowance, established in 2005.

From 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - OVERVIEW (Continued)

The balance sheet experienced strong growth in loans, with average loans increasing $39,901,000, when comparing the three months ended March 31, 2006 to March 31, 2005. QNB’s successful loan growth was attributable to developing new relationships, as well as further cultivating existing relationships with small businesses in the communities served. Also contributing to the loan growth was the new indirect lease financing line of business. This loan growth was achieved while maintaining excellent asset quality. No provision for loan losses was necessary during the quarter. On the funding side of the balance sheet, total average deposits decreased $13,667,000, or 2.9 percent. This is primarily a result of a decision not to aggressively seek to retain the short-term money market deposits of a school district by paying high short-term rates. With the flat yield curve, these funds would not have added significant incremental net interest income and would have further eroded the net interest margin.

QNB operates in an attractive market for financial services but also a market with intense competition from other local community banks and regional and national financial institutions. QNB has been able to compete effectively with other financial institutions by emphasizing technology, including internet-banking and electronic bill pay, and customer service, including local decision-making on loans, the establishment of long-term customer relationships and customer loyalty, and products and services designed to address the specific needs of our customers.

These items as well as others will be explained more thoroughly in the next sections.

From 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	March 31, 2006			March 31, 2005
	Average Balance	Average Rate	Interest	Average Balance	Average Rate	Interest
Assets
Federal funds sold	$2,129	4.59%	$24	$2,902	2.45%	$18
Investment securities:
U.S. Treasury	6,032	3.22%	48	6,152	2.05%	31
U.S. Government agencies	20,740	4.17%	216	47,876	3.57%	427
State and municipal	48,290	6.53%	788	52,531	6.51%	854
Mortgage-backed and CMOs	128,925	4.27%	1,376	135,198	4.19%	1,418
Other	25,799	6.01%	387	29,874	5.32%	397
Total investment securities	229,786	4.90%	2,815	271,631	4.61%	3,127
Loans:
Commercial real estate	135,184	6.45%	2,152	122,482	6.01%	1,816
Residential real estate	25,945	5.81%	377	23,646	5.92%	350
Home equity loans	63,760	6.22%	977	59,286	5.76%	842
Commercial and industrial	51,203	6.87%	867	43,604	6.08%	653
Indirect lease financing	7,239	9.33%	167	—	0.00%	—
Consumer loans	4,910	8.99%	109	5,165	9.09%	116
Tax-exempt loans	19,123	5.73%	270	13,280	5.27%	173
Total loans, net of unearned*	307,364	6.49%	4,919	267,463	5.99%	3,950
Other earning assets	4,586	4.33%	49	4,837	2.48%	30
Total earning assets	543,865	5.82%	7,807	546,833	5.28%	7,125
Cash and due from banks	18,393			18,248
Allowance for loan losses	(2,514)			(2,607)
Other assets	19,227			19,022
Total assets	$578,971			$581,496

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing demand	$96,228	1.85%	439	$91,355	0.87%	197
Money market	43,222	2.41%	257	63,398	1.61%	252
Savings	50,265	0.39%	48	55,507	0.39%	54
Time	161,392	3.45%	1,374	162,378	2.80%	1,122
Time over $100,000	48,635	3.57%	428	41,850	2.71%	280
Total interest-bearing deposits	399,742	2.58%	2,546	414,488	1.86%	1,905
Short-term borrowings	19,300	3.01%	143	10,639	1.61%	42
Federal Home Loan Bank advances	55,000	5.55%	752	55,000	5.36%	727
Total interest-bearing liabilities	474,042	2.94%	3,441	480,127	2.26%	2,674
Non-interest-bearing deposits	53,658			52,579
Other liabilities	2,862			3,126
Shareholders’ equity	48,409			45,664
Total liabilities and shareholders’ equity	$578,971			$581,496
Net interest rate spread		2.88%			3.02%
Margin/net interest income		3.26%	4,366		3.30%	4,451

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate rate of 34 percent.

Non-accrual loans are included in earning assets.

* Includes loans held-for-sale

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

	Three Months Ended March 31, 2006 compared to March 31, 2005
		Due to change in:
	Total Change	Volume	Rate
Interest income:
Federal funds sold	6	(5)	11
Investment securities:
U.S. Treasury	17	(1)	18
U.S. Government agencies	(211)	(242)	31
State and municipal	(66)	(69)	3
Mortgage-backed and CMOs	(42)	(66)	24
Other	(10)	(54)	44
Loans:
Commercial real estate	336	189	147
Residential real estate	27	34	(7)
Home equity loans	135	63	72
Commercial and industrial	214	114	100
Indirect lease financing	167	167	—
Consumer loans	(7)	(6)	(1)
Tax-exempt loans	97	75	22
Other earning assets	19	(2)	21
Total interest income	682	197	485
Interest expense:
Interest-bearing demand	242	11	231
Money market	5	(80)	85
Savings	(6)	(6)	(0)
Time	252	(7)	259
Time over $100,000	148	45	103
Short-term borrowings	101	34	67
Federal Home Loan Bank advances	25	—	25
Total interest expense	767	(3)	770
Net interest income	(85)	200	(285)

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended March 31, 2006 and 2005.

	For the Three Months Ended March 31,
	2006	2005

Total interest income	$7,427	$6,759
Total interest expense	3,441	2,674

Net interest income	3,986	4,085
Tax equivalent adjustment	380	366

Net interest income (fully taxable equivalent)	$4,366	$4,451

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

For purposes of this discussion, interest income and the average yield earned on loans and investment securities are adjusted to a tax-equivalent basis as detailed in the table that appears on page 16. This adjustment to interest income is made for analysis purposes only. Interest income is increased by the amount of savings of Federal income taxes, which QNB realizes by investing in certain tax-exempt state and municipal securities and by making loans to certain tax-exempt organizations. In this way, the ultimate economic impact of earnings from various assets can be more easily compared.

The net interest rate spread is the difference between average rates received on earning assets and average rates paid on interest-bearing liabilities, while the net interest rate margin includes interest-free sources of funds.

Net interest income decreased 2.4 percent, to $3,986,000, for the quarter ended March 31, 2006 as compared to $4,085,000 for the quarter ended March 31, 2005. On a tax-equivalent basis, net interest income decreased by 1.9 percent, from $4,451,000 for the three months ended March 31, 2005 to $4,366,000 for the same period ended March 31, 2006. The decline in net interest income was primarily a result of a slightly lower net interest margin. When comparing the first quarters of 2006 and 2005, the net interest margin declined by 4 basis points. The net interest margin decreased to 3.26 percent for the first quarter of 2006 from 3.30 percent for the first quarter of 2005.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

While average earning assets declined .5 percent, to $543,865,000 for the first quarter of 2006, the shift in composition of the assets from investment securities to loans provided additional interest income as loans, in general, earn more than investment securities. When comparing the two quarters, average loans increased $39,901,000, or 14.9 percent, and average investment securities decreased $41,845,000, or 15.4 percent. For the most part, earning assets are funded by deposits, which declined when comparing the two quarters. Average deposits decreased $13,667,000, or 2.9 percent, when comparing the first quarters of 2006 and 2005. A significant contributor to the decline in total deposits was the decision not to aggressively seek to retain the short-term deposits of a school district. Given the shape of the yield curve, these short-term deposits would have only provided a small spread and would have had a negative impact on the net interest margin.

As mentioned previously, the Federal Reserve Board continued to increase short-term rates by increasing the Federal funds rate twice by 25 basis points each time during the first quarter of 2006. Despite the significant increase in short-term interest rates over the past year, the long period of historically low interest rates has had an impact on the yield on earning assets and the rates paid on interest-bearing liabilities. While the yield on earning assets on a tax-equivalent basis has increased from 5.28 percent for the first quarter of 2005 to 5.82 percent for the first quarter of 2006, the rate of increase was slowed because of the fixed-rate nature of the investment and loan portfolio as well as the price competition for loans.

Interest income on investment securities decreased $312,000 when comparing the two quarters, as the decline in balances offset the increase in the yield on the portfolio. The average yield increased from 4.61 percent for the first quarter of 2005 to 4.90 percent for the first quarter of 2006.

The yield on loans increased 50 basis points to 6.49 percent when comparing the first quarter of 2006 to the first quarter of 2005. The average prime rate when comparing these same periods increased 199 basis points, from 5.44 percent to 7.43 percent. While QNB was positively impacted by the increases in the prime rate, the overall yield on the loan portfolio did not increase proportionately, since only a portion of the loan portfolio reprices immediately with changes in the prime rate. Also, the benefits from an increase in the prime rate were partially offset by the long period of historically low interest rates which resulted in the refinancing of residential mortgage, home equity and commercial loans into lower yielding fixed-rate loans.

While total interest income on a tax-equivalent basis increased $682,000 when comparing the first quarter of 2006 to the first quarter of 2005, total interest expense increased $767,000. The increase in interest expense was a result of an increase in interest rates paid on both deposits and short-term borrowings. The rate paid on interest-bearing liabilities increased from 2.26 percent for the first quarter of 2005 to 2.94 percent for the first quarter of 2006, with the rate paid on interest-bearing deposits increasing from 1.86 percent to 2.58 percent during this same period. Interest expense and the rate paid on interest-bearing demand and time deposit accounts increased the most as these accounts were more reactive to the increase in market interest rates. Interest expense on interest-bearing demand accounts increased $242,000, and the rate paid increased from .87 percent to 1.85 percent when comparing the two quarters. Interest expense on money market accounts increased by only $5,000 as the 80 basis point increase in the average rate paid was offset by lower average balances. Average money market balances decreased $20,176,000 when comparing the two quarters, a direct result of not retaining the school district deposits. The increase in the average rate on money market accounts is primarily the result of the majority of the remaining balances being indexed to a percentage of the 91-day Treasury bill. This rate has increased as short-term interest rates have increased over the past year.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

Interest expense on time deposits increased $400,000, while the average rate paid on time deposits increased from 2.78 percent to 3.48 percent when comparing the two periods. Like fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, the maturity and repricing characteristics tend to be shorter. This feature, combined with the strong rate competition for these deposits, has resulted in the increase in the yield on time deposits in 2006. Average time deposits increased $5,799,000, or 2.8 percent, when comparing the first quarter of 2006 to the first quarter of 2005.

Interest expense on short-term borrowings increased $101,000 both as a result of an increase in balances and rates. The average rate paid increased from 1.61 percent for the first quarter of 2005 to 3.01 percent for the first quarter of 2006, while average balances increased $8,661,000 to $19,300,000.

Management expects the remainder of 2006 to be challenging with respect to net interest income and the net interest margin. It is anticipated that the Federal Reserve Board will increase short-term rates by at least another 25 basis points and that the yield curve will remain flat. Other economists are predicting the yield curve to steepen as inflation possibly becomes an issue. The extremely competitive environment for deposits is expected to continue, which could also have a negative impact on the net interest margin. The ability to continue to successfully increase loan balances should have a positive impact on the net interest margin and interest income, as loans tend to earn a higher yield than investment securities.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents management's determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management’s best estimate of the known and inherent losses in the existing loan portfolio. Actual loan losses, net of recoveries, serve to reduce the allowance.

The determination of an appropriate level of the allowance for loan losses is based upon an analysis of the risk inherent in QNB's loan portfolio. Management uses various tools to assess the adequacy of the allowance for loan losses. One tool is a model recommended by the Office of the Comptroller of the Currency. This model considers a number of relevant factors including: historical loan loss experience, the assigned risk rating of the credit, current and projected credit worthiness of the borrower, current value of the underlying collateral, levels of and trends in delinquencies and non-accrual loans, trends in volume and terms of loans, concentrations of credit, and national and local economic trends and conditions. This model is supplemented with another analysis that also incorporates QNB’s portfolio exposure to borrowers with large dollar concentration. Other tools include ratio analysis and peer group analysis.

QNB’s management determined no provision for loan losses was necessary for either of the three-month periods ended March 31, 2006 or 2005 as the results of the analyses described above indicated an allowance for loan losses that was adequate in relation to the estimate of known and inherent losses in the portfolio. In addition, charge-offs and non-performing assets remain at low levels. QNB had net charge-offs of $20,000 and $6,000 during the first quarter of 2006 and 2005, respectively.

 Non-performing assets (non-accruing loans, loans past due 90 days or more, other real estate owned and other repossessed assets) amounted to .002 percent and .01 percent of total assets at March 31, 2006 and 2005, respectively. These levels compare to .002 percent at December 31, 2005. There were no non-accrual loans at March 31, 2006, December 31, 2005 or March 31, 2005, respectively. QNB did not have any other real estate owned as of March 31, 2006, December 31, 2005 or March 31, 2005. Repossessed assets consisting of automobiles and motorcycles were $9,000 and $4,000 at March 31, 2006 and 2005, respectively. There were no repossessed assets at December 31, 2005.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

PROVISION FOR LOAN LOSSES (Continued)

There were no restructured loans as of March 31, 2006, December 31, 2005 or March 31, 2005, as defined in FASB No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for loan losses was $2,506,000 and $2,526,000 at March 31, 2006 and December 31, 2005, respectively. The ratio of the allowance to total loans was .79 percent and .84 percent at March 31, 2006 and December 31, 2005, respectively. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. There were no loans considered impaired at March 31, 2006 and March 31, 2005.

Management, in determining the allowance for loan losses, makes significant estimates. Consideration is given to a variety of factors in establishing these estimates, including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of loan reviews, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral if collateral dependent, or the present value of future cash flows.

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

Total non-interest income decreased $461,000, or 27.6 percent, to $1,208,000 for the quarter ended March 31, 2006 when compared to March 31, 2005. Excluding gains on the sale of securities and loans, non-interest income decreased $181,000, or 17.7 percent. As mentioned previously, included in non-interest income in the first quarter of 2005 was a gain of $209,000 on the liquidation of assets relinquished by a borrower. This item accounted for the decline in other operating income when comparing the two periods.

ATM and debit card income is primarily comprised of income on debit cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $184,000 for the first quarter of 2006, an increase of $25,000, or 15.7 percent, from the amount recorded during the first quarter of 2005. Debit card income increased $21,000, or 18.9 percent, for the three-month period. The increase in debit card income was a result of the increased reliance on the card as a means of paying for goods and services by both consumer and business cardholders. In addition, an increase in pin-based transactions, as well as the fee received from VISA, resulted in additional interchange income of $7,000 when comparing the two quarters. Partially offsetting these positive variances was a reduction in ATM surcharge income of $2,000 between the two quarters. This decrease was a result of fewer transactions by non-QNB customers at QNB’s ATM machines.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

Income on bank-owned life insurance represents the earnings on life insurance policies of which the Bank is the beneficiary. The earnings on these policies were $61,000 and $63,000 for the three months ended March 31, 2006 and 2005, respectively. The insurance carriers reset the rates on these policies annually. The decline in income is a result of a lower earnings rate resulting from the lower interest rate environment at the last reset date.

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to, and over, the period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. Mortgage servicing fees for the three-month periods ended March 31, 2006 and 2005 were $23,000 and $24,000, respectively. There was no valuation allowance necessary for the first quarter of 2006. Included in the first quarter of 2005 was a $5,000 positive adjustment to the valuation allowance for impairment resulting from the increase in interest rates and the slowdown in mortgage prepayments in 2004. Amortization expense related to the mortgage servicing asset for the three-month periods ended March 31, 2006 and 2005 was $25,000 and $29,000, respectively. The average balance of mortgages serviced for others was $76,219,000 for the first quarter of 2006, compared to $78,392,000 for the first quarter of 2005, a decrease of 2.8 percent. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

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

For the three-months ended March 31, 2006 and 2005, QNB recorded net gains on investment securities of $355,000 and $613,000, respectively. Included in net securities gains for the three-month period ended March 31, 2006 were gains of $157,000 from the sale of debt and equity securities at the Bank and $198,000 of gains related to activity in the marketable equity securities portfolio at the Corporation. During the first quarter of 2006, QNB entered into several liquidity transactions through the sale of investment securities to fund the strong growth in loans. In addition, QNB sold the remaining agency preferred securities that had been determined, during the second quarter of 2005, to be other than temporarily impaired. A gain of $151,000 was recorded on the sale of these securities. The gains recorded during the first quarter of 2005 represent $270,000 related to the sale of fixed income securities at the Bank and $343,000 related to sales from the equity portfolio at the Corporation.

The net gain on the sale of loans was $13,000 and $35,000 for the quarters ended March 31, 2006 and 2005, respectively. Residential mortgage loans to be sold are identified at origination. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. The net gain on the sale of residential mortgage loans has declined as a result of the increase in interest rates over the past year. The increase in interest rates has reduced both the volume of origination and sales activity and the amount of gains recorded at the time of sale. Included in the gains on the sale of residential mortgages in these periods were $7,000 and $14,000, respectively related to the recognition of mortgage servicing assets. Proceeds from the sale of residential mortgages were $940,000 and $1,905,000 for the first quarter of 2006 and 2005, respectively.

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

NON-INTEREST EXPENSE

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services and various other operating expenses. Total non-interest expense for both quarters ended March 31, 2006 and 2005 was $3,236,000.

Salaries and benefits is the largest component of non-interest expense. Salaries and benefits expense decreased $32,000, or 1.7 percent, to $1,805,000 for the quarter ended March 31, 2006 compared to the same quarter in 2005. Salary expense decreased $41,000, or 2.8 percent, during the period to $1,426,000 while benefits expense increased $9,000, or 2.4 percent, to $379,000. Included in salary expense for the three months ended March 31, 2005 was an accrual of $40,000 related to the incentive compensation plan. There has been no accrual for 2006. Included in salary expense for the first quarter of 2006 was $27,000 in stock option expense associated with the adoption of FASB 123r. Excluding both the impact of the accrual for the incentive compensation plan and the stock option expense, salary expense decreased 2.0 percent when comparing the three-month periods. Merit and promotional increases were offset by a decrease in the number of employees. The number of full time-equivalent employees decreased by seven when comparing the first quarter of 2006 and 2005.

Furniture and equipment expense decreased $51,000, to $231,000, when comparing the two quarters. Decreases in depreciation and amortization expense were the primary contributors to the decrease in furniture and equipment expense. Items associated with the bank’s core computer system acquired in 2000 became fully depreciated in 2005. Some hardware associated with the system will be replaced during the second quarter of 2006.

Marketing expense increased $3,000, to $153,000, for the quarter ended March 31, 2006. Advertising expense increased $18,000 when comparing the two quarters as QNB increased its use of billboards and television for product advertising. Donations decreased $30,000 when comparing the three-month periods, as the first quarter of 2005 included several one-time contributions for special projects. QNB contributes to not-for-profit organizations, clubs and community events in the local communities it serves.

Third party services are comprised of professional services including legal, accounting and auditing and consulting services as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense was $169,000 for the first quarter of 2006 compared to $141,000 for the first quarter of 2005. The increase in expense is primarily related to the use of consultants for special projects and increases in legal and internal and external auditing fees.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (Continued)

Telephone, postage and supplies expense increased $17,000 to $140,000 for the quarter ended March 31, 2006. Postage expense increased $7,000 as a result of an increase in both the volume of mailings as well as the cost per mailing as the U.S. Postal service raised rates effective January 2006. Supplies expense increased $14,000 when comparing the two quarters. Contributing to this increase were costs for ATM cards and costs related to supplies for the new lending center scheduled to open during the second quarter of 2006.

State tax expense represents the payment of the Pennsylvania Shares Tax, which is based on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $113,000 for the first quarter of 2006, an increase of $10,000 compared to the same period in 2005. This increase was a result of a higher Shares Tax resulting from an increase in the Bank’s equity.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 2006, QNB's net deferred tax asset was $1,917,000. The primary components of deferred taxes were a deferred tax asset of $770,000 relating to the allowance for loan losses and a deferred tax asset of $1,243,000 resulting from the FASB No.115 adjustment for available-for-sale investment securities. As of March 31, 2005, QNB's net deferred tax asset was $1,119,000. A deferred tax asset of $715,000 related to the allowance for loan losses and a deferred tax asset of $560,000 resulting from the FASB No. 115 adjustment for available-for-sale investment securities.

The realizability of deferred tax assets is dependent upon a variety of factors including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. A valuation allowance of $209,000 was established as of December 31, 2005 to offset a portion of the tax benefits associated with certain impaired securities that management believed may not be realizable. Approximately $138,000 of this valuation allowance was reversed during the first quarter of 2006 as a result of the ability to realize tax benefits associated with certain impaired securities. Management believes it is more likely than not that QNB will realize the benefits of these remaining deferred tax assets. The net deferred tax asset is included in other assets on the consolidated balance sheet.

Applicable income taxes and effective tax rates were $280,000, or 14.3 percent, for the three-month period ended March 31, 2006 and $599,000, or 23.8 percent, for the same period in 2005. The lower effective tax rate in the first quarter of 2006 is primarily a result of the reversal of a portion of the tax valuation allowance discussed above. Excluding the reversal of the tax valuation allowance, the effective tax rate would have been 21.3 percent for the three-month period ended March 31, 2006. A higher proportion of tax free income to pretax income in the first quarter of 2006 as compared to the first quarter of 2005 also contributed to the lower effective tax rate.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION ANALYSIS

The balance sheet analysis compares average balance sheet data for the three months ended March 31, 2006 and 2005, as well as the period ended balances as of March 31, 2006 and December 31, 2005.

QNB’s primary functions and responsibilities are to accept deposits and to make loans to meet the credit needs of the communities it serves. Loans are the most significant component of earning assets and growth in loans to small businesses and residents of these communities has been a primary focus of QNB. Once again, QNB has been successful in achieving strong growth in total loans, while at the same time maintaining excellent asset quality.

Average earning assets for the three-month period ended March 31, 2006 decreased $2,968,000, or .5 percent, to $543,865,000 from $546,833,000 for the three months ended March 31, 2005. Average loans increased $39,901,000, or 14.9 percent, while average investments decreased $41,845,000, or 15.4 percent. Average Federal funds sold decreased $773,000 when comparing these same periods. The growth in average loans during the past year was funded primarily through the reduction of the investment portfolio.

Total loans have increased 17.2 percent between March 31, 2006 and March 31, 2005 and 5.0 percent since December 31, 2005. This loan growth was achieved despite the extremely competitive environment for both commercial and consumer loans. Continued loan growth remains one of the primary goals of QNB in 2006.

Average total commercial loans and average indirect lease financing loans increased $26,144,000 and $7,239,000, respectively, when comparing the first three months of 2006 to the first three months of 2005, while average home equity loans and residential mortgage loans increased $4,474,000 and $2,299,000, respectively. During this same time frame, average consumer loans decreased $255,000. Most of the growth in average commercial loans is in loans secured by real estate, either commercial or residential properties, which increased $12,702,000. Of this increase $10,347,000, or 81.5 percent, are adjustable rate loans. These loans could have a fixed rate for a period of time, such as three or five years, before the rate adjusts. Most of the growth in the commercial and industrial category represents loans with fixed interest rates. Given the significant increase in the prime rate over the past year and a half and the possibility of further rate increases combined with the flat shape of the yield curve, customers are requesting to lock in a fixed rate versus a rate floating with prime. Also contributing to the growth in total commercial loans was an increase in tax-exempt loans. QNB continues to be successful in competing to loans for schools and municipalities. Average tax-exempt loans increased $5,843,000 when comparing the two quarters.

The 7.5 percent increase in average home equity loans reflects their continued popularity with consumers, especially those refinancing existing residential mortgage loans, because they have lower origination costs than residential mortgage loans. When comparing average balances, most of the growth in home equity loans in the past year has been in the fixed-rate home equity term loan. This product became more attractive to consumers as the prime rate rose during 2005 and led many to refinance their floating-rate lines into fixed-rate home equity loans.

Total average deposits decreased $13,667,000, or 2.9 percent, to $453,400,000 for the first quarter of 2006 compared to the first quarter of 2005. Money market account balances decreased $20,176,000 on average. The decrease in money market balances reflects the decision not to aggressively seek to retain the short-term deposits of a school district by paying high short-term rates. With the flat yield curve, these funds would not have added significant incremental net interest income and would have further eroded the net interest margin. The decline in money market accounts was partially offset by growth in average interest-bearing demand and time deposits, which increased $4,873,000 and $5,799,000, respectively, when comparing the two quarters.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION ANALYSIS (Continued)

Increasing time deposit balances continues to be a challenge because of the extreme rate competition for such deposits, particularly with maturities between eight months through two years. Matching or beating competitors’ rates could have a negative impact on the net interest margin.

Average savings accounts decreased $5,242,000, or 9.4 percent. The decline in savings deposits can be attributed to consumers starting to move these funds into higher yielding money market accounts and time deposits, as well as to the equity markets.

QNB used short-term borrowings including overnight borrowings and repurchase agreements to help fund the loan growth and decline in deposits. Total average short-term borrowings increased $8,661,000 when comparing the two quarters with repurchase agreements, a sweep product for commercial accounts, increasing $5,957,000.

Total assets at March 31, 2005 were $579,191,000, compared with $582,205,000 at December 31, 2005, a decrease of .5 percent. The composition of the asset side of the balance sheet shifted from year-end with total loans and Federal funds sold increasing $15,057,000 and $7,434,000, respectively, between December 31, 2005 and March 31, 2006. In contrast, total investment securities declined by $24,746,000 between these dates. On the liability side, total deposits increased by $1,410,000 or .3 percent, since year-end. The composition of the deposits changed slightly as declines in non-interest bearing and interest-bearing demand accounts and time deposits was offset by growth in money market accounts. Treasury Select Money Market balances increased $12,375,000 between December 31, 2005 and March 31, 2006. This account is a variable-rate product indexed to a percentage of the 91-day Treasury bill. With the increase in short-term interest rates this product offers an attractive rate relative to savings and interest checking products.

Short-term borrowings decreased $4,903,000 between December 31, 2005 and March 31, 2006, as repurchase agreement balances declined and QNB paid off its overnight borrowings.

At March 31, 2005, the fair value of investment securities available-for-sale was $208,531,000, or $3,654,000 below the amortized cost of $212,185,000. This compares to a fair value of $233,275,000, or $1,912,000 below the amortized cost of $235,187,000, at December 31, 2005. An unrealized holding loss, net of taxes, of $2,412,000 was recorded as a decrease to shareholders’ equity at March 31, 2006, while an unrealized holding loss of $1,262,000 was recorded as a decrease to shareholders' equity at December 31, 2005. The increase in interest rates since December 31, 2005 has contributed to the further decline in the market value of the investment portfolio.

The available-for-sale portfolio had a weighted average maturity of approximately 4 years, 6 months at March 31, 2006 and 4 years, 5 months at December 31, 2005. The weighted average tax-equivalent yield was 4.95 percent and 4.87 percent at March 31, 2006 and December 31, 2005. The weighted average maturity is based on the stated contractual maturity or likely call date of all securities except for mortgage-backed securities and collateralized mortgage obligations (CMOs), which are based on estimated average life. The maturity of the portfolio could be shorter if interest rates would decline and prepayments on mortgage-backed securities and CMOs increased or if more securities are called. However, the estimated average life could be longer if rates were to increase and principal payments on mortgage-backed securities and CMOs would slow or bonds anticipated to be called are not called. The interest rate sensitivity analysis reflects the repricing term of the securities portfolio based upon estimated call dates and anticipated cash flows assuming an unchanged as well as a shocked interest rate environment.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION ANALYSIS (Continued)

Investment securities held-to-maturity are reported at amortized cost. The held-to-maturity portfolio is comprised solely of tax-exempt municipal securities. As of March 31, 2006 and December 31, 2005, QNB had securities classified as held-to-maturity with an amortized cost of $5,895,000 and $5,897,000 and a market value of $6,044,000 and $6,082,000, respectively. The held-to-maturity portfolio had a weighted average maturity of approximately 4 years, 1 month at March 31, 2006 and 3 years, 10 months at December 31, 2005. The weighted average tax-equivalent yield was 6.80 percent at March 31, 2006 and 6.78 percent at December 31, 2005.

LIQUIDITY

Liquidity represents an institution’s ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. QNB manages its mix of cash, Federal funds sold, investment securities and loans in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities, net interest income and fee income. The portfolio of investment securities available-for-sale and QNB's policy of selling certain residential mortgage originations in the secondary market also provide sources of liquidity. Additional sources of liquidity are provided by the Bank’s membership in the Federal Home Loan Bank of Pittsburgh (FHLB) and a $10,000,000 unsecured Federal funds line granted by a correspondent bank. The Bank has a maximum borrowing capacity with the FHLB of approximately $242,204,000. At March 31, 2006, QNB’s outstanding borrowings under the FHLB credit facilities totaled $55,000,000.

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale totaled $234,852,000 and $254,216,000 at March 31, 2006 and December 31, 2005, respectively. These sources should be adequate to meet normal fluctuations in loan demand and or deposit withdrawals. During the first quarter of 2006, QNB used both its Federal funds line and overnight borrowings with the FHLB to help temporarily fund deposit withdrawals and loan growth. QNB entered into several investment sales transactions during the first quarter of 2006 for the purpose of providing liquidity. Average total overnight borrowings were $3,222,000 for the first quarter of 2006. This level compared to $425,000 for the same period in 2005. At March 31, 2006, QNB had no overnight borrowings with either the FHLB or its correspondent.

Approximately $69,933,000 and $68,917,000 of available-for-sale securities at March 31, 2006 and December 31, 2005, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. In addition, under terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB.

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability, to serve the needs of depositors, and to yield an attractive return for shareholders. QNB's shareholders' equity at March 31, 2006 was $46,878,000, or 8.09 percent of total assets, compared to shareholders' equity of $46,564,000, or 8.00 percent, at December 31, 2005. Shareholders’ equity at March 31, 2006 included a negative adjustment of $2,412,000 related to unrealized holding losses, net of taxes, on investment securities available-for-sale, while shareholders' equity at December 31, 2005 included a negative adjustment of $1,262,000. Without these adjustments, shareholders' equity to total assets would have been 8.51 percent and 8.21 percent at March 31, 2006 and December 31, 2005, respectively. The increase in the ratio was a result of the rate of capital retention exceeding the rate of asset growth. Total assets decreased .5 percent between December 31, 2005 and March 31, 2006, while shareholders’ equity, excluding the net unrealized holding gains and losses, increased 3.1 percent.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

CAPITAL ADEQUACY (Continued)

Shareholders' equity averaged $48,409,000 for the first three months of 2006 and $46,580,000 during all of 2005, an increase of 3.9 percent. The ratio of average total equity to average total assets increased to 8.36 percent for the first quarter of 2006, compared to 7.98 percent for all of 2005.

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

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based capital and 4.00 percent for leverage. Based on the requirements, QNB had a Tier I capital ratio of 13.33 percent and 13.04 percent, a total risk-based ratio of 14.05 percent and 13.77 percent and a leverage ratio of 8.50 percent and 8.15 percent at March 31, 2006 and December 31, 2005, respectively.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At March 31, 2006 and December 31, 2005, QNB met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively, and a leverage ratio of 5.00 percent.

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

Gap analysis measures the difference between volumes of rate-sensitive assets and liabilities and quantifies these repricing differences for various time intervals. Static gap analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income because changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously. Interest rate sensitivity analysis also involves assumptions on certain categories of assets and deposits. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities, CMOs and amortizing loans are scheduled based on their anticipated cash flow. Savings accounts, including passbook, statement savings, money market, and interest-bearing demand accounts, do not have stated maturities or repricing terms and can be withdrawn or repriced at any time. This may impact QNB’s margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. The Treasury Select Indexed Money Market account reprices monthly, based on a percentage of the average of the 91-day Treasury bill.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

A positive gap results when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities. A negative gap results when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets.

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At March 31, 2006, interest-earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $181,163,000. Interest-sensitive liabilities scheduled to mature or reprice within one year were $263,706,000. The one-year cumulative gap, which reflects QNB’s interest sensitivity over a period of time, was a negative $82,543,000 at March 31, 2006. The cumulative one-year gap equals -14.9 percent of total rate sensitive assets. This compares to a negative gap position of $39,123,000, or -7.04 percent, of total rate sensitive assets, at December 31, 2005. The increase in the negative gap position in the one-year time frame is a result of the increase in the amount of time deposits maturing or repricing in less than one year. At March 31, 2006 $137,006,000, or 66.0 percent, of total time deposits was scheduled to reprice or mature in the next twelve months. This compares to $95,840,000, or 45.4 percent, of total time deposits at December 31, 2005. In addition, balances in the Treasury Select Money Market account increased by $12,375,000 during the first quarter. Both of these events reflect consumers desire to invest in shorter term investments whose rate could increase if market rates continue to increase.

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on what management believes, at that time, to be the most likely interest rate environment. Management also evaluates the impact of higher and lower interest rates by simulating the impact on net interest income of changing rates. While management performs rate shocks of 100, 200 and 300 basis points, it believes, given the level of interest rates at March 31, 2006, it is unlikely that interest rates would decline by 300 basis points. The simulation results can be found in the chart on page 30.

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

Management believes the assumptions utilized in evaluating the vulnerability of QNB’s net interest income to changes in interest rates approximate actual experience. However, the interest rate sensitivity of QNB’s assets and liabilities as well as the estimated effect of changes in interest rates on net interest income could vary substantially if different assumptions are used or actual experience differs from the experience on which the assumptions were based.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

The nature of QNB’s current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At March 31, 2006, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

Change in Interest Rates	Net Interest Income	Dollar Change	Percent Change
+300 Basis Points	$14,288	$(1,498)	(9.49)%
+200 Basis Points	14,811	(975)	(6.18)
+100 Basis Points	15,567	(219)	(1.39)
FLAT RATE	15,786	—	—
-100 Basis Points	15,683	(103)	(.65)
-200 Basis Points	14,821	(965)	(6.11)

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

Form 10-Q

 QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

MARCH 31, 2006

Item 1.	Legal Proceedings
None.
Item 1A.	Risk Factors
There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2005.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.	Default Upon Senior Securities
None.
Item 4.	Submission of Matters to Vote of Security Holders
None.
Item 5.	Other Information
None.
Item 6.	Exhibits

Exhibit 3(i)	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrants Form DEF 14-A filed with the Commission on April 15, 2005).

Exhibit 3(ii)	Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrants Form 8-K filed with the Commission on January 23, 2006).

Exhibit 11	Statement Re: Computation of Earnings Per Share. (Included in Part I, Item I, hereof.)

Exhibit 31.1	Section 302 Certification of President and CEO

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 906 Certification of President and CEO

Exhibit 32.2	Section 906 Certification of Chief Financial Officer

From 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QNB Corp.

Date: May 10, 2006	By:	/s/ Thomas J. Bisko
Thomas J. Bisko
President/CEO

Date: May 10, 2006	By:	/s/ Bret H. Krevolin
Bret H. Krevolin
Chief Financial Officer

From 10-Q