Form 10-Q
period 2006-06-30
QNB CORP
filed 2006-08-09
CIK 750558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2006
Common Stock, par value $.625	3,126,985

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED JUNE 30, 2006

-i-

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except share data)
	(unaudited)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$5,193	$4,072	$10,019	$7,963
Interest and dividends on investment securities:
Taxable	2,067	2,216	4,075	4,472
Tax-exempt	467	567	987	1,131
Interest on Federal funds sold	38	68	62	86
Interest on interest-bearing balances and other interest income	63	33	112	63
Total interest income	7,828	6,956	15,255	13,715
Interest Expense
Interest on deposits
Interest-bearing demand	531	233	970	430
Money market	386	236	643	488
Savings	50	55	98	109
Time	1,478	1,205	2,852	2,327
Time over $100,000	417	316	845	596
Interest on short-term borrowings	166	57	309	99
Interest on Federal Home Loan Bank advances	770	743	1,522	1,470
Total interest expense	3,798	2,845	7,239	5,519
Net interest income	4,030	4,111	8,016	8,196
Provision for loan losses	45	—	45	—
Net interest income after provision for loan losses	3,985	4,111	7,971	8,196
Non-Interest Income
Fees for services to customers	464	452	904	891
ATM and debit card income	195	171	379	330
Income on bank-owned life insurance	62	64	123	127
Mortgage servicing fees	25	12	48	36
Net gain (loss) on investment securities available-for-sale	60	(1,189)	415	(576)
Net gain on sale of loans	11	60	24	95
Other income	134	258	266	594
Total non-interest income	951	(172)	2,159	1,497
Non-Interest Expense
Salaries and employee benefits	1,814	1,863	3,619	3,700
Net occupancy expense	296	272	575	553
Furniture and equipment expense	255	291	486	573
Marketing expense	144	156	297	306
Third party services	196	168	365	309
Telephone, postage and supplies expense	136	113	276	236
State taxes	114	114	227	217
Other expense	327	339	673	658
Total non-interest expense	3,282	3,316	6,518	6,552
Income before income taxes	1,654	623	3,612	3,141
Provision for income taxes	352	140	632	739
Net Income	$1,302	$483	$2,980	$2,402
Earnings Per Share - Basic	$.42	$.16	$.95	$.77
Earnings Per Share - Diluted	$.41	$.15	$.94	$.76
Cash Dividends Per Share	$.21	$.195	$.42	$.39

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	(in thousands)
	(unaudited)
	June 30,	December 31,
	2006	2005
Assets
Cash and due from banks	$19,629	$20,807
Federal funds sold	—	—
Total cash and cash equivalents	19,629	20,807
Investment securities
Available-for-sale (cost $215,182 and $235,187)	209,893	233,275
Held-to-maturity (market value $6,005 and $6,082)	5,894	5,897
Non-marketable equity securities	3,682	3,684
Loans held-for-sale	—	134
Total loans, net of unearned income	332,650	301,349
Allowance for loan losses	(2,549)	(2,526)
Net loans	330,101	298,823
Bank-owned life insurance	8,231	8,103
Premises and equipment, net	6,458	5,400
Accrued interest receivable	2,724	2,572
Other assets	4,880	3,510
Total assets	$591,492	$582,205
Liabilities
Deposits
Demand, non-interest bearing	$57,831	$56,461
Interest-bearing demand	97,027	101,614
Money market	52,827	39,170
Savings	49,618	50,296
Time	161,536	160,213
Time over $100,000	43,749	50,916
Total deposits	462,588	458,670
Short-term borrowings	24,713	19,596
Federal Home Loan Bank advances	55,000	55,000
Accrued interest payable	1,806	1,512
Other liabilities	875	863
Total liabilities	544,982	535,641
Shareholders' Equity
Common stock, par value $.625 per share;
authorized 10,000,000 shares; 3,233,671 and 3,210,762 shares issued;
3,126,985 and 3,104,076 shares outstanding	2,021	2,007
Surplus	9,611	9,117
Retained earnings	39,863	38,196
Accumulated other comprehensive (loss), net	(3,491)	(1,262)
Treasury stock, at cost; 106,686 shares	(1,494)	(1,494)
Total shareholders' equity	46,510	46,564
Total liabilities and shareholders' equity	$591,492	$582,205

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	(unaudited)
Six Months Ended June 30,	2006	2005
Operating Activities
Net income	$2,980	$2,402
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	346	437
Provision for loan losses	45	—
Securities gains	(466)	(677)
Impairment write-down of securities	51	1,253
Net gain on sale of repossessed assets	—	(209)
Proceeds from sale of repossessed assets	9	209
Net gain on sale of loans	(24)	(95)
Loss on disposal of premises and equipment	1	1
Proceeds from sales of residential mortgages	2,140	5,233
Originations of residential mortgages held-for-sale	(2,007)	(5,346)
Income on bank-owned life insurance	(123)	(127)
Life insurance proceeds/premiums, net	(5)	107
Tax benefit from exercise of stock options	67	—
Stock-based compensation expense	58	—
Deferred income tax (benefit)	51	(213)
Net increase (decrease) in income taxes payable	67	(308)
Net (increase) decrease in accrued interest receivable	(152)	22
Net amortization of premiums and discounts	300	477
Net increase in accrued interest payable	294	162
Increase in loan participation receivable	—	(1,100)
Increase in other assets	(397)	(512)
Increase (decrease) in other liabilities	12	(562)
Net cash provided by operating activities	3,247	1,154
Investing Activities
Proceeds from maturities and calls of investment securities
available-for-sale	11,727	17,505
held-to-maturity	—	300
Proceeds from sales of investment securities
available-for-sale	25,422	36,793
Purchase of investment securities
available-for-sale	(16,953)	(40,038)
Proceeds from sales of non-marketable equity securities	1,242	492
Purchase of non-marketable equity securities	(1,240)	—
Net increase in loans	(31,323)	(4,933)
Net purchases of premises and equipment	(1,405)	(169)
Net cash (used) provided by investing activities	(12,530)	9,950
Financing Activities
Net increase in non-interest bearing deposits	1,370	5,275
Net increase (decrease) in interest-bearing non-maturity deposits	8,392	(24,097)
Net (decrease) increase in time deposits	(5,844)	10,287
Net increase (decrease) in short-term borrowings	5,117	(1,061)
Cash dividends paid	(1,313)	(1,210)
Proceeds from issuance of common stock	383	76
Net cash provided (used) by financing activites	8,105	(10,730)
(Decrease) increase in cash and cash equivalents	(1,178)	374
Cash and cash equivalents at beginning of year	20,807	22,185
Cash and cash equivalents at end of period	$19,629	$22,559
Supplemental Cash Flow Disclosures
Interest paid	$6,945	$5,357
Income taxes paid	431	1,245
Non-Cash Transactions
Change in net unrealized holding losses, net of taxes, on investment securities available-for-sale	(2,229)	42
Transfer of loans to repossessed assets	9	4

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005, AND DECEMBER 31, 2005
(Unaudited)

1.	REPORTING AND ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of QNB Corp. (QNB) and its wholly-owned subsidiary, The Quakertown National Bank (the Bank). All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2005 Annual Report incorporated in the Form 10-K. Operating results for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

STOCK-BASED COMPENSATION

QNB sponsors stock-based compensation plans, administered by a committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees. QNB accounted for all awards granted after January 1, 2002 under the “fair value” approach under Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, QNB adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (FASB No. 123r), using the modified prospective application method. The modified prospective application method applies to new awards, to any outstanding liability awards, and to awards modified, repurchased, or cancelled after January 1, 2006. For all awards granted prior to January 1, 2006, unrecognized compensation cost, on the date of adoption, will be recognized as an expense in future periods. The results for prior periods have not been restated.

The adoption of FASB No. 123r reduced net income by approximately $31,000 and $58,000 for the three and six months ended June 30, 2006, respectively. The following table illustrates the effect on net income and earnings per share if QNB had applied the fair value recognition provisions to stock-based employee compensation during the period presented. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005, AND DECEMBER 31, 2005
(Unaudited)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$483	$2,402
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	25	51
Pro forma net income	$458	$2,351

Earnings per share Basic - as reported	$.16	$.77

Basic - pro forma	$.15	$.76

Diluted - as reported	$.15	$.76

Diluted - pro forma	$.14	$.74

As of June 30, 2006, there was approximately $146,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next two and a half years.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorizes the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest ratably over a three-year period. As of June 30, 2006, there were 180,458 options outstanding under this Plan. The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of June 30, 2006, there were 8,900 options outstanding under this Plan.

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature. The following assumptions were used in the option pricing model in determining the fair value of options granted during the three- and six-months ended June 30:

Options granted	2006	2005	2004
Risk-free interest rate	4.27%	4.18%	4.39%
Dividend yield	3.23	2.40	2.20
Volatility	13.28	14.05	13.61
Expected life	5 yrs.	10 yrs.	10 yrs.

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005, AND DECEMBER 31, 2005
(Unaudited)

The fair market value of options granted in the first half of 2006 and 2005 was $3.13 and $6.46, respectively.

Stock option activity during the six months ended June 30, 2006 is as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Options	Exercise Price	Term (in yrs.)	(in thousands)

Outstanding at January 1, 2006	193,374	$19.18	5.93
Exercised	(21,416)	16.27
Granted	17,400	26.00
Outstanding at June 30, 2006	189,358	20.13	5.43	$1,499
Exercisable at June 30, 2006	137,058	16.16	4.83	$1,499

2.	PER SHARE DATA

The following sets forth the computation of basic and diluted earnings per share (share and per share data are not in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Numerator for basic and diluted earnings per share-net income	$1,302	$483	$2,980	$2,402
Denominator for basic earnings per share- weighted average shares outstanding	3,125,968	3,101,194	3,122,182	3,100,624
Effect of dilutive securities-employee stock options	53,428	75,836	52,964	76,571
Denominator for diluted earnings per share- adjusted weighted average shares outstanding	3,179,396	3,177,030	3,175,146	3,177,195

Earnings per share-basic	$.42	$.16	$.95	$.77
Earnings per share-diluted	$.41	$.15	$.94	$.76

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005, AND DECEMBER 31, 2005
(Unaudited)

2.	PER SHARE DATA (Continued):

There were 34,900 stock options that were anti-dilutive for the three and six-month periods ended June 30, 2006 and 40,000 stock options that were anti-dilutive for the three and six-month periods ended June 30, 2005. These stock options were not included in the above calculation.

3.	COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business entity during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following table shows the components and activity of comprehensive income during the periods ended June 30, 2006 and 2005:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Unrealized holding (losses) gains arising during the period on securities held (net of taxes of $536, $(888), $1,007 and $334, respectively)	$(1,039)	$1,928	$(1,955)	$(528)
Reclassification adjustment for (gains) losses included in net income (net of taxes of $20, $(214), $141 and $(6), respectively)	(40)	975	(274)	570
Net change in unrealized (losses) gains during the period	(1,079)	2,903	(2,229)	42

Unrealized holding (losses) gains, beginning of period	(2,412)	(2,170)	(1,262)	691
Unrealized holding (losses) gains, end of period	$(3,491)	$733	$(3,491)	$733

Net income	$1,302	$483	$2,980	$2,402
Other comprehensive income, net of tax: Unrealized holding (losses) gains arising during the period (net of taxes of $556, $(1,102), $1,148 and $328, respectively)	(1,079)	2,903	(2,229)	42
Comprehensive income	$223	$3,386	$751	$2,444

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005, AND DECEMBER 31, 2005
(Unaudited)

4.	LOANS

The following table presents loans by category as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Commercial and industrial	$73,884	$64,812
Construction	10,636	7,229
Real estate-commercial	111,945	104,793
Real estate-residential	121,527	112,920
Consumer	5,280	5,080
Indirect lease financing	9,244	6,451
Total loans	332,516	301,285
Unearned costs	134	64
Total loans net of unearned costs	$332,650	$301,349

5.	INTANGIBLE ASSETS

As a result of a purchase of deposits in 1997, QNB recorded a deposit premium of $511,000. This premium is being amortized, for book purposes, over ten years and is reviewed annually for impairment. The net deposit premium intangible was $68,000 and $94,000 at June 30, 2006 and December 31, 2005, respectively. Amortization expense for core deposit intangibles was $13,000 for both three-month periods ended June 30, 2006 and 2005 and $26,000 for both six-month periods ended June 30, 2006 and 2005.

The following table reflects the components of mortgage servicing rights as of the periods indicated:

	June 30,	December 31,
	2006	2005

Mortgage servicing rights beginning balance	$528	$552
Mortgage servicing rights capitalized	16	80
Mortgage servicing rights amortized	(47)	(109)
Fair market value adjustments	—	5
Mortgage servicing rights ending balance	$497	$528

Mortgage loans serviced for others	$73,491	$77,196
Amortization expense of intangibles	73	160

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005, AND DECEMBER 31, 2005
(Unaudited)

5.	INTANGIBLE ASSETS (Continued):

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense

For the Year Ended 12/31/06	$143
For the Year Ended 12/31/07	128
For the Year Ended 12/31/08	73
For the Year Ended 12/31/09	61
For the Year Ended 12/31/10	50

6.	RELATED PARTY TRANSACTIONS

As of June 30, 2006, amounts due from directors, principal officers, and their related interests totaled $4,270,000. All of these transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Also, they did not involve a more than normal risk of collectibility or present any other unfavorable features.

On September 22, 2005, the Bank approved and entered into an agreement with Eugene T. Parzych, Inc. for the renovation of its property at 322 W. Broad Street, Quakertown, Pennsylvania to be used as additional office space. The cost of the renovations is expected to be approximately $1,250,000. The bids for this project were submitted through a formal bidding process and reviewed by the Board of Directors. Mr. Gary S. Parzych is the president of Eugene T. Parzych, Inc. and is also a director of QNB Corp. Management and the Board of Directors of QNB Corp. and the Bank believe this is an arms-length transaction. The total paid as of June 30, 2006 was $1,058,000.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005, AND DECEMBER 31, 2005
(Unaudited)

7.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FASB No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. QNB is currently evaluating the impact the adoption of the standard will have on QNB’s results of operations.

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:

•	Operating, legal and regulatory risks
•	Economic, political and competitive forces affecting the Corporation’s line of business
•	The risk that the analysis of these risks and forces could be incorrect, and/or that the strategies developed to address them could be unsuccessful
•	Volatility in interest rates and shape of the yield curve
•	Increased credit risk

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

Income Taxes.

QNB accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets, when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. A valuation allowance of $124,000 existed as of June 30, 2006 to offset a portion of the tax benefits associated with certain impaired securities that management believes may not be realizable. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond QNB’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - OVERVIEW

QNB Corp. earns its net income primarily through its subsidiary, The Quakertown National Bank. Net interest income, or the spread between the interest, dividends and fees earned on loans and investment securities and the expense incurred on deposits and other interest-bearing liabilities, is the primary source of operating income for QNB. QNB seeks to achieve sustainable and consistent earnings growth while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to Board of Directors approved levels. Due to its limited geographic area, comprised principally of upper Bucks, southern Lehigh and northern Montgomery counties, growth is pursued through expansion of existing customer relationships and building new relationships by stressing a consistent high level of service at all points of contact.

QNB reported net income for the second quarter of 2006 of $1,302,000, or $.41 per common share on a diluted basis. This compares to net income of $483,000, or $.15 per share on a diluted basis, for the same period in 2005. Net income for the first six months of 2006 was $2,980,000, or $.94 per share diluted, an increase from the $2,402,000, or $.76 per share diluted, for the comparable period in 2005.

The results for the 2005 quarter and six-month period were significantly impacted by a $1,253,000 unrealized loss as an other-than-temporary impairment related to certain Fannie Mae (FNMA) and Freddie Mac (FHLMC) preferred stock issues recorded in accordance with U.S. generally accepted accounting principles (GAAP). On an after-tax basis the charge was approximately $1,017,000, or $.32 per share diluted. QNB established a $190,000 valuation allowance to offset a portion of the tax benefits associated with the write-down of these securities because such tax benefits may not be realizable. During the first quarter of 2006, QNB sold its preferred stock holdings and recorded a gain of $451,000 on the carrying value of those issues that had previously been impaired and a $300,000 loss on one issue that was not impaired in 2005. In addition, during the first half of 2006, QNB realized capital gains which allowed a reversal of $86,000 of the tax valuation allowance provided in 2005.

Two important measures of profitability in the banking industry are an institution's return on average assets and return on average shareholders' equity. Return on average assets was .89 percent and .33 percent, while the return on average equity was 10.57 percent and 4.15 percent for the three months ended June 30, 2006 and 2005, respectively. For the six-month periods ended June 30, 2006 and 2005, return on average assets was 1.03 percent and .83 percent, and the return on average equity was 12.29 percent and 10.49 percent, respectively. Excluding the impact of the impairment charge, the return on average assets for the three- and six-month periods ended June 30, 2005 was 1.03 percent and 1.18 percent, respectively, and the return on average equity was 12.89 percent and 14.93 percent, respectively.

QNB’s net interest income declined in the second quarter of 2006, to $4,030,000, as compared to $4,111,000 for the same quarter of 2005. For the six-month periods net interest income declined by 2.2 percent to $8,016,000. The decline in net interest income was due to the continued pressure on the net interest margin. Funding costs of deposits and borrowed money continued to increase at a faster pace than the rate on earning assets. This difference was primarily the result of three factors: a highly competitive deposit and loan pricing environment, a sustained flat to inverted Treasury yield curve and the current structure of QNB’s balance sheet. The net interest margin declined 10 basis points, to 3.18 percent, from the second quarter of 2005 to the second quarter of 2006 and declined 7 basis points for the six-month period, to 3.22 percent. In addition, included in net interest income for the six-month period of 2005 was $40,000 of interest income recovered on non-accrual and previously charged off loans.

Total non-interest income was $951,000 for the second quarter of 2006. This compares to a loss of $172,000 for the same period in 2005. Excluding the $1,253,000 impairment charge included in net gains and losses on investment securities during the second quarter of 2005, total non-interest income was $1,081,000 during that

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - OVERVIEW (Continued)

period. Included in non-interest income, under the category other income, during the second quarter of 2005 was two non-operating items; life insurance proceeds of $61,000 and a sales tax refund of $45,000. In addition, as a result of rising interest rates, mortgage activity has slowed and gains on the sale of residential mortgages declined by $49,000 when comparing the two quarters.

For the six-month period total non-interest income increased $662,000, to $2,159,000. Excluding gains and losses on securities and loans, non-interest income for the six-month period decreased $258,000. In addition to the two non-operating items mentioned previously, non-interest income during the first half of 2005 included a $209,000 gain on the liquidation of assets relinquished by a borrower. This item was also in the category of other income.

QNB has been very successful in operating efficiently and containing non-interest expense. Non-interest expense decreased $34,000, or 1.0 percent, for the three-month period and $34,000, or .5 percent, for the six-month period. Lower personnel expense, primarily as a result of a reduction in the number of full time equivalent employees, was the primary factor for the decline in non-interest expense. Salary and benefit expense declined $49,000 and $81,000, respectively, during these same periods. The adoption of FASB No. 123r had the impact of increasing salary expense by $31,000 for the quarter and $58,000 for the six-month period. Salary expense for the six-month period in 2005 included a $40,000 accrual for incentive compensation.

The balance sheet continued to experienced strong growth in loans, with total loans increasing $59,648,000, or 21.8 percent, between June 30, 2005 and June 30, 2006. QNB’s successful loan growth was attributable to developing new relationships, as well as further cultivating existing relationships with small businesses in the communities served. Also contributing to loan growth was QNB’s entrance into indirect lease financing during the second quarter of 2005. This loan growth was achieved while maintaining excellent asset quality. Non-performing assets increased from .00 percent of total average assets at June 30, 2005 to .02 percent at June 30, 2006. While asset quality remained high, the strong growth in loans prompted the need for a provision for loan losses of $45,000 during the second quarter of 2006. This represented the first provision for loan losses since 1999. On the funding side of the balance sheet, total deposits increased $4,635,000, or 1.0 percent, from June 30, 2005 to June 30, 2006. The competition for deposits remains aggressive.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)
	Three Months Ended
	June 30, 2006			June 30, 2005
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$3,136	4.81%	$38	$9,213	2.98%	$68
Investment securities:
U.S. Treasury	6,120	3.73%	57	6,114	2.04%	31
U.S. Government agencies	29,887	4.76%	355	38,273	3.77%	361
State and municipal	42,336	6.69%	708	52,851	6.50%	859
Mortgage-backed and CMOs	122,811	4.29%	1,317	134,782	4.19%	1,413
Other	21,461	6.41%	344	30,146	5.79%	436
Total investment securities	222,615	5.00%	2,781	262,166	4.73%	3,100
Loans:
Commercial real estate	142,524	6.54%	2,322	122,520	6.19%	1,892
Residential real estate	25,980	5.88%	382	25,534	5.85%	373
Home equity loans	66,696	6.31%	1,050	59,938	5.87%	878
Commercial and industrial	50,831	7.17%	908	45,474	6.02%	683
Indirect lease financing	8,704	9.31%	202	749	10.39%	19
Consumer loans	5,130	9.23%	118	5,293	8.74%	115
Tax-exempt loans	22,130	5.78%	319	12,846	5.28%	169
Total loans, net of unearned*	321,995	6.60%	5,301	272,354	6.08%	4,129
Other earning assets	4,548	5.54%	63	4,514	2.91%	33
Total earning assets	552,294	5.94%	8,183	548,247	5.36%	7,330
Cash and due from banks	19,243			19,388
Allowance for loan losses	(2,524)			(2,597)
Other assets	20,155			19,000
Total assets	$589,168			$584,038

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$99,056	2.15%	$531	$91,585	1.02%	$233
Money market	52,655	2.94%	386	56,839	1.67%	236
Savings	50,476	0.39%	50	55,475	0.39%	55
Time	161,804	3.66%	1,478	164,801	2.93%	1,205
Time over $100,000	43,901	3.81%	417	43,332	2.93%	316
Total interest-bearing deposits	407,892	2.81%	2,862	412,032	1.99%	2,045
Short-term borrowings	18,914	3.51%	166	11,580	1.96%	57
Federal Home Loan Bank advances	55,000	5.62%	770	55,000	5.42%	743
Total interest-bearing liabilities	481,806	3.16%	3,798	478,612	2.38%	2,845
Non-interest-bearing deposits	54,790			56,118
Other liabilities	3,143			2,647
Shareholders' equity	49,429			46,661
Total liabilities and
shareholders' equity	$589,168			$584,038
Net interest rate spread		2.78%			2.98%
Margin/net interest income		3.18%	4,385		3.28%	4,485

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate rate of 34 percent.
Non-accrual loans are included in earning assets.
* Includes loans held-for-sale

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Six Months Ended
	June 30, 2006			June 30, 2005
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$2,635	4.72%	$62	$6,075	2.85%	$86
Investment securities:
U.S. Treasury	6,076	3.48%	105	6,132	2.05%	62
U.S. Government agencies	25,339	4.51%	572	43,048	3.66%	788
State and municipal	45,297	6.61%	1,497	52,692	6.50%	1,714
Mortgage-backed and CMOs	125,851	4.28%	2,692	134,989	4.19%	2,830
Other	23,618	6.19%	731	30,011	5.55%	833
Total investment securities	226,181	4.95%	5,597	266,872	4.67%	6,227
Loans:
Commercial real estate	138,874	6.50%	4,474	122,501	6.10%	3,708
Residential real estate	25,963	5.85%	759	24,595	5.88%	723
Home equity loans	65,236	6.27%	2,027	59,614	5.81%	1,719
Commercial and industrial	51,016	7.02%	1,775	44,545	6.05%	1,337
Indirect lease financing	7,975	9.32%	368	376	10.40%	19
Consumer loans	5,020	9.12%	227	5,229	8.91%	231
Tax-exempt loans	20,635	5.76%	589	13,062	5.27%	342
Total loans, net of unearned*	314,719	6.55%	10,219	269,922	6.04%	8,079
Other earning assets	4,567	4.94%	112	4,675	2.70%	63
Total earning assets	548,102	5.88%	15,990	547,544	5.32%	14,455
Cash and due from banks	18,821			18,821
Allowance for loan losses	(2,519)			(2,602)
Other assets	19,694			19,007
Total assets	$584,098			$582,770

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$97,650	2.00%	$970	$91,471	0.95%	$430
Money market	47,964	2.71%	643	60,100	1.64%	488
Savings	50,371	0.39%	98	55,491	0.39%	109
Time	161,599	3.56%	2,852	163,596	2.87%	2,327
Time over $100,000	46,255	3.68%	845	42,595	2.82%	596
Total interest-bearing deposits	403,839	2.70%	5,408	413,253	1.93%	3,950
Short-term borrowings	19,106	3.26%	309	11,112	1.79%	99
Federal Home Loan Bank advances	55,000	5.58%	1,522	55,000	5.39%	1,470
Total interest-bearing liabilities	477,945	3.05%	7,239	479,365	2.32%	5,519
Non-interest-bearing deposits	54,227			54,358
Other liabilities	3,004			2,882
Shareholders' equity	48,922			46,165
Total liabilities and
shareholders' equity	$584,098			$582,770
Net interest rate spread		2.83%			3.00%
Margin/net interest income		3.22%	8,751		3.29%	8,936

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate rate of 34 percent.
Non-accrual loans are included in earning assets.
* Includes loans held-for-sale

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

	Three Months Ended			Six Months Ended
	June 30, 2006 compared to			June 30, 2006 compared to
	June 30, 2005			June 30, 2005

	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Federal funds sold	$(30)	$(45)	$15	$(24)	$(49)	$25
Investment securities:
U.S. Treasury	26	0	26	43	(1)	44
U.S. Government agencies	(6)	(79)	73	(216)	(324)	108
State and municipal	(151)	(171)	20	(217)	(241)	24
Mortgage-backed and CMOs	(96)	(125)	29	(138)	(191)	53
Other	(92)	(126)	34	(102)	(178)	76
Loans:
Commercial real estate	430	309	121	766	496	270
Residential real estate	9	7	2	36	40	(4)
Home equity loans	172	99	73	308	162	146
Commercial and industrial	225	80	145	438	194	244
Indirect lease financing	183	206	(23)	349	392	(43)
Consumer loans	3	(3)	6	(4)	(9)	5
Tax-exempt loans	150	122	28	247	198	49
Other earning assets	30	0	30	49	(2)	51
Total interest income	853	274	579	1,535	487	1,048
Interest expense:
Interest-bearing demand	298	19	279	540	29	511
Money market	150	(17)	167	155	(99)	254
Savings	(5)	(5)	(0)	(11)	(10)	(1)
Time	273	(22)	295	525	(28)	553
Time over $100,000	101	4	97	249	51	198
Short-term borrowings	109	36	73	210	71	139
Federal Home Loan Bank advances	27	—	27	52	—	52
Total interest expense	953	15	938	1,720	14	1,706
Net interest income	$(100)	$259	$(359)	$(185)	$473	$(658)

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three- and six-month periods ended June 30, 2006 and 2005.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Total interest income	$7,828	$6,956	$15,255	$13,715
Total interest expense	3,798	2,845	7,239	5,519

Net interest income	4,030	4,111	8,016	8,196
Tax equivalent adjustment	355	374	735	740

Net interest income (fully taxable equivalent)	$4,385	$4,485	$8,751	$8,936

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

For purposes of this discussion, interest income and the average yield earned on loans and investment securities are adjusted to a tax-equivalent basis as detailed in the tables that appear on page 16 and 17. This adjustment to interest income is made for analysis purposes only. Interest income is increased by the amount of savings of Federal income taxes, which QNB realizes by investing in certain tax-exempt state and municipal securities and by making loans to certain tax-exempt organizations. In this way, the ultimate economic impact of earnings from various assets can be more easily compared.

The net interest rate spread is the difference between average rates received on earning assets and average rates paid on interest-bearing liabilities, while the net interest rate margin includes interest-free sources of funds.

Net interest income decreased 2.0 percent, to $4,030,000, for the quarter ended June 30, 2006 as compared to $4,111,000 for the quarter ended June 30, 2006. On a tax-equivalent basis, net interest income decreased by 2.2 percent, from $4,485,000 for the three months ended June 30, 2005 to $4,385,000 for the same period ended June 30, 2006. The decline in net interest income was the result of a lower net interest margin. When comparing the second quarters of 2006 and 2005, the net interest margin declined by 10 basis points. The net interest margin decreased to 3.18 percent for the second quarter of 2006 from 3.28 percent for the second quarter of 2005. The second quarter net interest margin also represents an 8 basis point decline from the 3.26 percent recorded in the first quarter of 2006. Funding costs for deposits and borrowed money continue to increase at a faster pace than the rate on earning assets. Contributing to this difference is the interest rate environment over the past year as short-term interest rates have increased at a much faster pace than mid- and long-term interest rates resulting in a flat to inverted yield curve. The structure of QNB’s balance sheet, which

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

is comprised primarily of fixed-rate investments and loans and funding sources with relatively short-term repricing characteristics, as well as the strong competition for loans and deposits, has also contributed to the decline in the net interest margin. The strong growth in loans has helped partially offset the impact of the higher funding costs.

While average earning assets increased slightly from $548,247,000 for the second quarter of 2005 to $552,294,000 for the second quarter of 2006, total interest income increased $853,000, or 11.6 percent, during the same period. The increase in interest income is a result of the increase in market interest rates and particularly the prime lending rate, in conjunction with the shift in the composition of the assets from investment securities to loans, as loans, in general, earn more than investment securities. When comparing the two quarters, average loans increased $49,641,000, or 18.2 percent, while average investment securities decreased $39,551,000, or 15.1 percent.

The Federal Reserve Board continued to increase short-term interest rates by increasing the Federal funds rate twice by 25 basis points each time during the second quarter of 2006. While short-term interest rates have increased significantly since June of 2004 when the Federal funds rate was 1.00 percent to its current rate of 5.25 percent, the yield on earning assets on a tax-equivalent basis has only increased from 5.36 percent for the second quarter of 2005 to 5.94 percent for the second quarter of 2006. This differential is due to a number of factors including the long period of historically low interest rates since 2001 which enabled borrowers to lock into low-rate longer term fixed-rate loans, the flat to inverted shape of the yield curve since the Federal Reserve began raising interest rates, the fixed rate nature of the investment and loan portfolio and the price competition for loans.

Interest income on investment securities decreased $319,000 when comparing the two quarters, as the decline in balances offset the increase in the yield on the portfolio. The average yield increased from 4.73 percent for the second quarter of 2005 to 5.00 percent for the second quarter of 2006. Most of the increase in the yield was a result of the sale, maturity or payments of lower yielding securities since QNB has purchased very few securities over the past year because of the growth in loans.

The yield on loans increased 52 basis points, to 6.60 percent, when comparing the second quarter of 2006 to the second quarter of 2005. The average prime rate when comparing these same periods increased 199 basis points, from 5.91 percent to 7.90 percent. While QNB was positively impacted by the increases in the prime rate, the overall yield on the loan portfolio did not increase proportionately, since only a portion of the loan portfolio reprices immediately with changes in the prime rate. As short-term interest rates were increasing, mid- and longer-term interest rates were increasing but at a slower rate, creating a yield curve that is flat and even inverted at points. This rate phenomenon, along with the extreme competition for loans, has created an environment where borrowers are refinancing variable-rate loans tied to prime into lower fixed-rate borrowings, and new originations, while at higher rates than two years ago, are still at relatively low rates.

For the most part, earning assets are funded by deposits, which declined when comparing the two quarters. Average deposits decreased $4,140,000, or 1.0 percent, when comparing the second quarters of 2006 and 2005. Total interest expense increased by $953,000, or 33.5 percent, when comparing the second quarter of 2006 to the second quarter of 2005. The increase in interest expense was a result of an increase in interest rates paid on both deposits and short-term borrowings. The rate paid on interest-bearing liabilities increased from 2.38 percent for the second quarter of 2005 to 3.16 percent for the second quarter of 2006, with the rate paid on interest-bearing deposits increasing from 1.99 percent to 2.81 percent during this same period. Interest expense on interest-bearing demand accounts increased $298,000, and the rate paid increased from 1.02 percent to 2.15 percent when

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

comparing the two quarters. Approximately 43.8 percent of these balances are municipal deposits that adjust with Federal funds, accounting for the increase in the rate paid on interest-bearing demand accounts. The average balance of interest bearing demand accounts increased $7,471,000, or 8.2 percent, when comparing the two quarters. Interest expense on money market accounts increased by $150,000 as the $4,184,000 decline in average balances was offset by a 127 basis point increase in the average rate paid. The decrease in money market balances reflects the decision made during the third quarter of 2005 not to aggressively seek to retain the short-term deposits of a school district by paying high short-term rates. With the flat yield curve, these funds would not have added significant incremental net interest income and would have further eroded the net interest margin. The impact of the loss of these balances was partially offset by growth in the Treasury Select money market product. The increase in the average rate on money market accounts was primarily the result of the majority of the balances being in the Treasury Select product which is indexed to a percentage of the 91-day Treasury bill rate. This rate has increased as short-term interest rates have increased over the past year.

Interest expense on time deposits increased $374,000, while the average rate paid on time deposits increased from 2.93 percent to 3.70 percent when comparing the two periods. Like fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, the maturity and repricing characteristics tend to be shorter. With interest rates increasing over the past two years, customers have opted for shorter maturity time deposits. This result, combined with the strong rate competition for these deposits, has led to the increase in the yield on time deposits in 2006. Average time deposits decreased $2,428,000, or 1.2 percent, when comparing the second quarter of 2006 to the second quarter of 2005.

Interest expense on short-term borrowings increased $109,000, both as a result of an increase in balances and rates. The average rate paid increased from 1.96 percent for the second quarter of 2005 to 3.51 percent for the second quarter of 2006, while average balances increased $7,334,000, to $18,914,000. Most of this increase was centered in repurchase agreements, a sweep product for commercial customers.

For the six-month period ended June 30, 2006, net interest income decreased $180,000, or 2.2 percent, to $8,016,000. On a tax-equivalent basis net interest income decreased $185,000, or 2.1 percent. Included in net interest income for the first six months of 2005 was $40,000 in interest recognized on the pay-off of loans that had not been accruing interest or had previously been charged off. Average earning assets increased $558,000, or .1 percent, while the net interest margin declined 7 basis points. The net interest margin on a tax-equivalent basis was 3.22 percent for the six-month period ended June 30, 2006 compared with 3.29 percent for the same period in 2006.

Total interest income on a tax-equivalent basis increased $1,535,000, from $14,455,000 to $15,990,000, when comparing the six-month periods ended June 30, 2005 to June 30, 2006. With the small growth in earning assets, the increase in interest income was mostly a result of rate increases and the movement of balances from investment securities to loans. Approximately $487,000 of the increase in interest income was related to volume, while $1,048,000 was due to higher rates. Average loans increased 16.6 percent to $314,719,000, while average investment securities decreased 15.3 percent to $226,181,000. The yield on earning assets increased from 5.32 percent to 5.88 percent for the six-month periods. The yield on loans increased from 6.04 percent to 6.55 percent during this time, while the yield on investments increased from 4.67 percent to 4.95 percent when comparing the six-month periods. The yield on commercial real estate loans and commercial and industrial loans benefited the most from the increase in interest rates.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

Total interest expense increased $1,720,000, from $5,519,000 to $7,239,000, for the six-month periods with interest on demand accounts, money market accounts, and time deposits accounting for $540,000, $155,000 and $774,000, respectively, of the increase. Approximately $1,706,000 of the increase in interest expense is a result of higher interest rates. The yield on interest-bearing demand accounts, money market accounts and time deposits increased 105 basis points, 107 basis points and 73 basis points, respectively, when comparing the average rate paid for the six-month periods ended June 30, 2006 and 2005. Interest expense on short-term borrowings increased by $210,000 as the average rate paid on these accounts increased from 1.79 percent to 3.26 percent.

Management expects the remainder of 2006 to be challenging with respect to net interest income and the net interest margin. The extremely competitive environment for loans and deposits, as well as the flat yield curve, is expected to continue. These factors combined with QNB’s current interest rate sensitivity position, which has funding sources repricing sooner than earning assets, will likely put more pressure on the net interest margin. However, the ability to continue to successfully increase loan balances should have a positive impact on the net interest margin and interest income, as loans tend to earn a higher yield than investment securities. In addition, at the end of the second quarter, QNB was able to reclassify some of its deposits for reserve calculation purposes. This reclassification will enable QNB to reduce its reserve requirements at the Federal Reserve Bank by approximately $8,500,000. These funds will go from a non-earning asset into either Federal funds sold or investment securities, thereby increasing net interest income.

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

QNB’s management determined a $45,000 provision for loan losses was necessary for the three- and six-month periods ended June 30, 2006. There was no provision for loan losses necessary for the same periods in 2005. The need for a provision during the second quarter of 2006 was determined by the analysis described above and resulted in an allowance for loan losses that management believes is adequate in relation to the estimate of known and inherent losses in the portfolio.

Loan charge-offs and non-performing assets remain at low levels. QNB had net charge-offs of $2,000 and $21,000 during the second quarter of 2006 and 2005, respectively. For the six-month periods ended June 30, 2006 and 2005 QNB had net charge-offs of $22,000 and $27,000, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

PROVISION FOR LOAN LOSSES (Continued)

Non-performing assets (non-accruing loans, loans past due 90 days or more, other real estate owned and other repossessed assets) amounted to .02 percent and .00 percent of total assets at June 30, 2006 and 2005, respectively. This compares to .002 percent at December 31, 2005. There were no non-accrual loans at June 30, 2006, December 31, 2005 or June 30, 2005. QNB did not have any other real estate owned as of June 30, 2006, December 31, 2005 or June 30, 2005. There were no repossessed assets as of June 30, 2006 or December 31, 2005. Repossessed assets were $4,000 at June 30, 2005.

There were no restructured loans as of June 30, 2006, December 31, 2005 or June 30, 2005 as defined in FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for loan losses was $2,549,000 and $2,526,000 at June 30, 2006 and December 31, 2005, respectively. The ratio of the allowance to total loans was .77 percent and .84 percent at the respective period end dates. The decrease in the ratio is a result of the strong growth in the loan portfolio. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. There were no loans considered impaired at June 30, 2006 and 2005.

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

NON-INTEREST INCOME

QNB, through its core banking business, generates various fees and service charges. Total non-interest income is composed of service charges on deposit accounts, ATM and debit card income, income on bank-owned life insurance, mortgage servicing fees, gains or losses on the sale of investment securities, gains on the sale of residential mortgage loans, and other miscellaneous fee income.

Total non-interest income was $951,000 for the second quarter of 2006. This compares to a loss of $172,000 for the same period in 2005. Excluding the $1,253,000 impairment charge included in net gains and losses on investment securities during the second quarter of 2005, total non-interest income was $1,081,000 during that

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

period. Included in non-interest income, under the category other income, during the second quarter of 2005 was two non-operating items: life insurance proceeds of $61,000 and a sales tax refund of $45,000.

For the six-month period, total non-interest income increased $662,000, to $2,159,000. Excluding gains and losses on securities and loans, non-interest income for the six-month period decreased $258,000. In addition to the two non-operating items mentioned previously, non-interest income during the first half of 2005 included a $209,000 gain on the liquidation of assets relinquished by a borrower. This item was also in the category of other income.

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees increased $12,000, or 2.7 percent, to $464,000 when comparing the two quarters and $13,000, or 1.5 percent, to $904,000 when comparing the six-month periods. Overdraft income increased $22,000 for the three-month period and $33,000 for the six-month period as a result of an increase in the volume of overdrafts. This additional income helped offset a decline in fee income on business checking accounts and internet bill pay. Fees on business checking accounts declined $10,000 and $16,000 for the three- and six-month periods, respectively. This decline reflects the impact of a higher earnings credit rate, resulting from the increases in short-term interest rates, applied against balances to offset service charges incurred. QNB eliminated the fee it charged retail customers for the use of internet bill pay during the fourth quarter of 2005, resulting in a reduction in fee income of $6,000 and $13,000, respectively, when comparing the three- and six-month periods.

ATM and debit card income is primarily comprised of income on debit cards and ATM surcharge income for the use of QNB ATM machines by non-QNB customers. ATM and debit card income was $195,000 for the second quarter of 2006, an increase of $24,000, or 14.0 percent, from the amount recorded during the second quarter of 2005. Income from ATM and debit cards was $379,000 and $330,000 for the six months ended June 30, 2006 and 2005, respectively. Debit card income increased $20,000, or 16.5 percent, to $141,000 for the three-month period and $41,000, or 17.7 percent, to $273,000 for the six-month period. The increase in debit card income was a result of the increased reliance on the card as a means of paying for goods and services by both consumer and business cardholders. QNB has been successfully promoting the use of the card by its business customers. In addition, an increase in pin-based transactions, as well as the fee received from VISA, resulted in additional interchange income of $6,000 and $13,000, respectively, when comparing the respective three- and six-month periods. Partially offsetting these positive variances was a reduction in ATM surcharge income of $2,000 and $4,000, respectively, for the three- and six-month periods. This decrease was a result of fewer transactions by non-QNB customers at QNB’s ATM machines.

Income on bank-owned life insurance represents the earnings on life insurance policies in which the Bank is the beneficiary. The earnings on these policies were $62,000 and $64,000 for the three months ended June 30, 2006 and 2005, respectively. For the six-month period, earnings on these policies decreased $4,000, to $123,000. The insurance carriers reset the rates on these policies annually. The decline in income is a result of a lower earnings rate resulting from the lower interest rate environment at the last reset date.

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over the period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. Mortgage servicing fees for the three-month periods ended June 30, 2006 and 2005 were $25,000 and $12,000, respectively, and $48,000 and $36,000 for the respective six-month periods. The

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

higher income in 2006 is primarily the result of a reduction in amortization expense when comparing the periods as well as impairment charges recorded in 2005. Amortization expense for the three-month periods ended June 30, 2006 and 2005 was $22,000 and $30,000, respectively. For the respective six-month periods, amortization expense was $47,000 and $59,000, respectively. The higher amortization expense in 2005 was a result of early payoffs of mortgage loans through refinancing. As mortgage interest rates have increased, refinancing activity has slowed dramatically. There was no valuation allowance necessary for either the three- or six-month periods in 2006. Included in the three- and six-month periods of 2005 were a positive $6,000 and a negative $1,000 adjustment to the valuation allowance. The average balance of mortgages serviced for others was $74,041,000 for the second quarter of 2006 compared to $77,445,000 for the second quarter of 2005, a decrease of 4.4 percent. The average balance of mortgages serviced was approximately $75,124,000 for the six-month period ended June 30, 2006, compared to $77,916,000 for the first six months of 2005, a decrease of 3.6 percent. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

The fixed income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio in an effort to take advantage of changes in the shape of the yield curve, changes in spread relationships in different sectors and for liquidity purposes, as needed. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio.

QNB recorded a net gain/(loss) on investment securities of $60,000 and $(1,189,000) for the three-month periods ended June 30, 2006 and 2005, respectively. In the second quarter of 2005, QNB determined that certain unrealized losses on perpetual preferred stock of FNMA and FHLMC was other-than-temporary in accordance with FASB 115 Accounting for Certain Investments in Debt and Equity Securities and the SEC’s Staff Accounting Bulletin No. 59 Accounting for Non-current Marketable Equity Securities. An impairment charge of $1,253,000 was recorded to write-down these investments to their fair values. Excluding the impairment charge, QNB recorded net gains on the sale of securities of $64,000 during the second quarter of 2005, net losses on the sale of fixed income securities of $26,000 and gains from the equity portfolio of $90,000. The gains recorded during the second quarter of 2006 were a result of the sale of equity securities.

Net security gains/(losses) were $415,000 and $(576,000) for the six-month periods ended June 30, 2006 and 2005, respectively. Of the gains recorded in 2006, $258,000 was from the marketable equity securities portfolio at the Corporation and $157,000 were from the sale of debt and equity securities at the Bank. During the first quarter of 2006, QNB entered into several liquidity transactions through the sale of investment securities to fund the strong growth in loans. In addition, QNB sold its preferred stock holdings and recorded a gain of $451,000 on the carrying value of those issues that had previously been impaired and a $300,000 loss on one issue that was not impaired in 2005. Excluding the impairment charge discussed above, QNB recorded net securities gains of $677,000 during the first six months of 2005, $244,000 from the sale of debt securities and $433,000 from the sale of equity securities.

The net gain on the sale of residential mortgage loans was $11,000 and $60,000 for the quarters ended June 30, 2006 and 2005, respectively. For the six-month periods ended June 30, 2006 and 2005, net gains on the sale of loans were $24,000 and $95,000, respectively. Residential mortgage loans to be sold are identified at origination. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. The net gain on the sale of residential mortgage loans has declined as a result of the increase in interest rates over the past year. The increase in interest rates has reduced both the volume of origination and sales activity and the amount of gains recorded at the time of sale. Included in the gains on the sale of residential mortgages in the three-month periods were $9,000 and $25,000

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

related to the recognition of mortgage servicing assets. Included in the gains on the sale of residential mortgages in the six-month periods were $16,000 and $39,000, respectively, related to the recognition of mortgage servicing assets. During the second quarter of 2005 longer term interest rates, particularly the 10-year Treasury rate, declined, providing consumers another opportunity to refinance their mortgages. This rate environment also provided QNB the opportunity to sell these loans at a larger profit. This environment was in contrast to the mortgage interest environment of 2006 which, for the most part, has seen mortgage rates continually increase. Proceeds from the sale of mortgages were $1,200,000 and $3,328,000 for the second quarter of 2006 and 2005, respectively. For the six-month periods, proceeds from the sale of residential mortgage loans amounted to $2,140,000 and $5,233,000, respectively.

Other operating income decreased $124,000, to $134,000, during the second quarter of 2006. The non-operating items mentioned earlier accounted for $106,000 of the decrease. In addition, trust and retail brokerage income declined $22,000 and dividend income from QNB’s membership in Laurel Abstract Company LLC, a title insurance company, declined $9,000. During the fourth quarter of 2005, QNB made the decision to stop offering trust services and to focus its attention to retail brokerage and wealth management services through its relationship with Raymond James Financial Services, Inc. The decline in income from the title company was a result of the slowdown in mortgage activity. Partially offsetting these declines was an $8,000 increase in merchant income and an $8,000 increase in official check fee income. QNB has been very successful in 2006 in obtaining new merchants. The increase in official check fee income was a result of higher short-term interest rates.

For the six-month period, other operating income decreased $328,000, or 55.2 percent, to $266,000. The non-operating items discussed previously account for $315,000 of the decrease when comparing the six-month periods. In addition, trust and retail brokerage income declined $38,000 and income from the title company declined $9,000. Partially offsetting these declines was a $14,000 increase in merchant income and a $17,000 increase in official check fee income.

NON-INTEREST EXPENSE

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services and various other operating expenses. Total non-interest expense of $3,282,000 for the quarter ended June 30, 2006 represents a decrease of $34,000, or 1.0 percent, from levels reported in the second quarter of 2005. Total non-interest expense for the six months ended June 30, 2006 was $6,518,000, a decrease of $34,000, or .5 percent, over 2005 levels.

Salaries and benefits is the largest component of non-interest expense. Salaries and benefits expense decreased $49,000, or 2.6 percent, to $1,814,000 for the quarter ended June 30, 2006 compared to the same quarter in 2005. Salary expense decreased $30,000, or 2.0 percent, during the period to $1,455,000, while benefits expense decreased $19,000, or 5.0 percent, to $359,000. Included in salary expense for the second quarter of 2006 was $31,000 in stock option expense associated with the adoption of FASB No. 123r. Excluding the impact of the stock option expense, salary expense decreased 4.1 percent when comparing the three-month periods. Merit and promotional increases were offset by a decrease in the number of employees. The number of full time-equivalent employees decreased by eight when comparing the second quarter of 2006 and 2005. With regard to benefits, retirement plan expense declined by $11,000 when comparing the two quarters while payroll taxes and medical premiums declined by approximately $3,000 each. The use of forfeitures from the unvested portion of terminated employees balances accounts for $8,000 of the decrease in

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (Continued)

retirement plan expense. The reduction in payroll tax expense and medical costs reflects the decline in the number of employees.

For the six-month period ended June 30, 2006 salaries and benefits expense decreased $81,000, to $3,619,000, compared to the same period in 2005. Salary expense decreased by $71,000, or 2.4 percent, while benefits expense decreased by $10,000, or 1.3 percent, when comparing the two periods. Included in salary expense for the six months ended June 30, 2005 was an accrual of $40,000 related to the incentive compensation plan. There has been no accrual for 2006. Included in salary expense for the first six months of 2006 was $58,000 in stock option expense associated with the adoption of FASB No. 123r. Excluding the impact of the accruals for the incentive compensation plan and the stock option expense, salary expense decreased 3.1 percent for the six-month period. The number of full time-equivalent employees decreased by seven when comparing the six-month periods. Payroll tax expense declined by $10,000 when comparing the six-month periods, accounting for the decline in benefits expense.

Net occupancy expense increased $24,000 to $296,000, when comparing the second quarter of 2006 to the second quarter of 2005. For the six-month period, net occupancy expense increased $22,000 to $575,000. Contributing to the increase in both the three and six-month periods was higher costs related to building maintenance, utilities and real estate taxes.

Furniture and equipment expense decreased $36,000, or 12.4 percent, to $255,000 when comparing the three-month periods ended June 30, 2006 and 2005 and decreased $87,000, or 15.2 percent, to $486,000 when comparing the six-month periods. Depreciation on furniture and equipment and amortization of software costs declined by $36,000 for the three-month period and $92,000 for the six-month period. Hardware and software associated with the bank’s core computer system acquired in 2000 became fully depreciated in 2005. The decline in depreciation expense was lower in the second quarter of 2006 than the first quarter of 2006, as some hardware associated with the computer system was replaced during the second quarter of 2006. Net occupancy expense and furniture and equipment expense is expected to increase during the second half of the year relative to the first half due to the impact of the renovations to the lending center, which was completed in June.

Marketing expense decreased $12,000 to $144,000, for the quarter ended June 30, 2006 and $9,000 to $297,000, for the six-month period. Sales promotion expense decreased $6,000 when comparing both the three and six-month periods. During the second quarter of 2005, QNB purchased several items for use and distribution in the community to promote various products and services offered. Also, when comparing the six-month periods, advertising expense increased $18,000 as QNB increased its use of billboards and television for product advertising. Donations decreased $29,000 when comparing the six-month periods, as the first quarter of 2005 included several one-time contributions for special projects. QNB contributes to not-for-profit organizations, clubs and community events in the local communities it serves.

Third party services are comprised of professional services including legal, accounting and auditing and consulting services as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense was $196,000 in the second quarter of 2006 compared to $168,000 for the second quarter of 2005. For the six-month period, third party services increased $56,000, to $365,000. The increase in expense is primarily related to the use of consultants for special projects and increases in legal and internal and external auditing fees. Legal expense increased $15,000 and $22,000 when comparing the respective three- and six-month periods. In addition, with the elimination of the fee charged to consumers for the use of internet bill pay services, QNB has

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (Continued)

experienced rapid growth in this service. As a result, the fees paid to the vendor who processes these payments have increased by $8,000 for the three-month period and $15,000 for the six-month period.

Telephone, postage and supplies expense increased $23,000 for the quarter to $136,000 and $40,000 for the six-month period to $276,000. Postage expense increased $10,000 and $17,000 during these respective periods, as a result of an increase in both the volume of mailings as well as the cost per mailing as the U.S. Postal service raised rates effective January 2006. Supplies expense increased $5,000 when comparing the two quarters and $19,000 when comparing the six-month periods. Contributing to this increase were costs for ATM cards and costs related to supplies for the new lending center.

State tax expense represents the payment of the Pennsylvania shares tax, which is based on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $114,000 for both three-month periods and $227,000 for the six-month period, an increase of $10,000 compared to the same period in 2005. The shares tax increased $9,000 for the quarter and $18,000 for the six-month period, a result of the increase in the Bank’s equity. This increase was offset by a decrease in the capital stock tax paid by the Corporation of $9,000 for the quarter and $8,000 for the six-month period.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 2006, QNB's net deferred tax asset was $2,450,000. The primary components of deferred taxes are a deferred tax asset of $812,000 relating to the allowance for loan losses and a deferred tax asset of $1,798,000 resulting from the FASB No. 115 adjustment for available-for-sale securities. As of June 30, 2005, QNB's net deferred tax asset was $292,000 comprised of deferred tax assets of $729,000 related to the allowance for loan losses and $481,000 related to impaired securities. Partially offsetting this was a deferred tax liability of $542,000 resulting from the FASB No. 115 adjustment for available-for-sale investment securities. Rising interest rates over the past year have had a negative impact on the market value of the available-for-sale investment portfolio and have created an unrealized loss in the portfolio and a deferred tax asset as of June 30, 2006 as compared to an unrealized gain and a deferred tax liability at June 30, 2005.

The realizability of deferred tax assets is dependent upon a variety of factors including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. A valuation allowance of $190,000 was established as of June 30, 2005 to offset a portion of the tax benefits associated with certain impaired securities that management believed may not be realizable. This valuation allowance was increased to $209,000 at December 31, 2005. Approximately $85,000 of this valuation allowance was reversed during the first half of 2006 as a result of the ability to realize tax benefits associated with certain impaired securities. Management believes it is more likely than not that QNB will realize the benefits of these remaining deferred tax assets. The net deferred tax asset is included in other assets on the consolidated balance sheet.

Applicable income taxes and effective tax rates were $352,000, or 21.3 percent, for the three-month period ended June 30, 2006, and $140,000, or 22.5 percent, for the same period in 2005. For the six-month periods, applicable income taxes and effective tax rates were $632,000, or 17.5 percent, and $739,000, or 23.5 percent, respectively. The establishment of the valuation allowance in 2005 and the partial reversal in 2006 contributed to the differences in the effective tax rates when comparing the periods.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION ANALYSIS

The balance sheet analysis compares average balance sheet data for the six months ended June 30, 2006 and 2005, as well as the period ended balances as of June 30, 2006 and December 31, 2005.

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

Average earning assets for the six-month period ended June 30, 2006 increased $558,000, or .1 percent, to $548,102,000 from $547,544,000 for the six months ended June 30, 2005. Average loans increased $44,797,000, or 16.6 percent, while average investments decreased $40,691,000, or 15.2 percent. Average Federal funds sold decreased $3,440,000 when comparing these same periods. The growth in average loans during the past year was funded primarily through the reduction of the investment portfolio.

Total loans have increased 21.8 percent between June 30, 2006 and June 30, 2005 and 10.4 percent since December 31, 2005. This loan growth was achieved despite the extremely competitive environment for both commercial and consumer loans. Continued loan growth remains one of the primary goals of QNB.

Average total commercial loans increased $30,417,000 when comparing the first half of 2006 to the first half of 2005. Most of the 16.9 percent growth in average commercial loans is in loans secured by real estate, either commercial or residential properties, which increased $16,373,000. Of this increase $13,015,000, or 79.5 percent, are adjustable-rate loans. While adjustable, most of these loans have a fixed rate for a period of time, from one year to ten years, before the rate adjusts. Most of the $6,471,000 in growth in the commercial and industrial category represents loans with fixed interest rates. Given the significant increase in the prime rate over the past two years and the possibility of further rate increases combined with the flat shape of the yield curve, customers are requesting to lock in a fixed-rate versus a rate floating with prime. Also contributing to the growth in total commercial loans was an increase in tax-exempt loans. QNB continues to be successful in competing for loans to schools and municipalities. Average tax-exempt loans increased $7,573,000, or 58.0 percent, when comparing the two quarters.

Indirect lease financing receivables represent loans to small businesses that are collateralized by equipment. These loans are originated by a third party and purchased by QNB based on criteria specified by QNB. The criteria include minimum credit scores of the borrower, term of the lease, type and age of equipment financed and geographic area. The geographic area primarily represents states contiguous to Pennsylvania. QNB is not the lessor and does not service these loans. Average indirect lease financing loans increased $7,599,000 when comparing the six-month periods. QNB began purchasing these loans in the second quarter of 2005.

Average home equity loans and residential mortgage loans increased $5,622,000 and $1,368,000, respectively, when comparing the first half of 2006 to the first half of 2005. The 9.4 percent increase in average home equity loans reflects their continued popularity with consumers, especially those refinancing existing residential mortgage loans, because they have lower origination costs than residential mortgage loans. When comparing average balances, all of the growth in home equity loans in the past year has been in the fixed-rate home equity term loan. This product became more attractive to consumers as the prime rate rose during 2005 and led many to refinance their floating-rate lines into fixed-rate home equity loans. QNB has been aggressive in pricing it fixed-rate home equity loans relative to the market.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION ANALYSIS (Continued)

Total average deposits decreased $9,545,000, or 2.0 percent, to $458,066,000 for the first half of 2006 compared to the first half of 2005. Money market account balances decreased $12,136,000 on average. The decrease in money market balances reflects the decision made during the third quarter of 2005 not to aggressively seek to retain the short-term deposits of a school district by paying high short-term rates. With the flat yield curve, these funds would not have added significant incremental net interest income and would have further eroded the net interest margin. The impact of the loss of these balances was partially offset by growth in the Treasury Select money market product. Average balances of these accounts increased $9,666,000, or 40.8 percent, to $33,358,000. This product is a variable-rate account, indexed to a percentage of the monthly average of the 91-day Treasury bill rate based on balances in the account. This product has become a popular alternative to time deposits and saving accounts because of its competitive rate and the ability to make deposits and withdrawals. Average savings accounts declined $5,120,000, or 9.2 percent, when comparing the six-month periods as some customers sought out the higher yielding money market accounts and short-term time deposits.

The decline in money market and savings accounts was partially offset by growth in average interest-bearing demand deposits, which increased $6,179,000 when comparing the two periods. The growth in interest-bearing demand deposits is centered in the deposits of local municipalities.

Increasing time deposit balances continues to be a challenge because of the rate competition for such deposits, particularly with maturities between eight months through two years. Matching or beating competitors’ rates could have a negative impact on the net interest margin. Average time deposits increased $1,663,000, or .8 percent, to $207,854,000 on average for the six months of 2006.

QNB used short-term borrowings including overnight borrowings and repurchase agreements to help fund the loan growth and decline in deposits. Total average short-term borrowings increased $7,994,000 when comparing the two periods with repurchase agreements, a sweep product for commercial customers, increasing $6,019,000 on average.

Total assets at June 30, 2006 were $591,492,000, compared with $582,205,000 at December 31, 2005, an increase of 1.6 percent. The composition of the asset side of the balance sheet shifted from year-end with total loans increasing $31,301,000 between December 31, 2005 and June 30, 2006. In contrast, total investment securities declined by $23,385,000 between these dates. Premises and equipment increased $1,058,000 primarily as a result of the cost of renovations and furniture for the lending center. Other assets increased $1,370,000 from December 2005 to June 2006 with deferred tax assets increasing by $1,098,000. The increase in deferred tax assets is a result of the change in the FASB No. 115 adjustment for available-for-sale securities caused by rising interest rates.

On the liability side, total deposits increased by $3,918,000, or .9 percent, since year-end. The composition of the deposits changed slightly as declines in interest-bearing demand accounts of $4,587,000 and time deposits of $5,844,000 was offset by growth of $13,657,000 in money market accounts. Treasury Select money market balances increased $16,629,000 between December 31, 2005 and June 30, 2006.

Short-term borrowings increased $5,117,000 between December 31, 2005 and June 30, 2006, as repurchase agreement balances increased $5,588,000 while Federal funds purchased decreased by $470,000.

At June 30, 2006, the fair value of investment securities available-for-sale was $209,893,000, or $5,289,000 below the amortized cost of $215,182,000. This compares to a fair value of $233,275,000, or $1,912,000

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION ANALYSIS (Continued)

below the amortized cost of $235,187,000, at December 31, 2005. An unrealized holding loss, net of taxes, of $3,491,000 was recorded as a decrease to shareholders’ equity at June 30, 2006, while an unrealized holding loss of $1,262,000 was recorded as a decrease to shareholders' equity at December 31, 2005. The increase in interest rates since December 31, 2005 has contributed to the further decline in the market value of the investment portfolio.

The available-for-sale portfolio had a weighted average maturity of approximately 4 years, 11 months at June 30, 2006 and 4 years, 5 months at December 31, 2005. The weighted average tax-equivalent yield was 5.01 percent and 4.87 percent at June 30, 2006 and December 31, 2005. The weighted average maturity is based on the stated contractual maturity or likely call date of all securities except for mortgage-backed securities and collateralized mortgage obligations (CMOs), which are based on estimated average life. The maturity of the portfolio could be shorter if interest rates would decline and prepayments on mortgage-backed securities and CMOs increased or if more securities are called. However, the estimated average life could be longer if rates were to increase and principal payments on mortgage-backed securities and CMOs would slow or bonds anticipated to be called are not called. The interest rate sensitivity analysis reflects the repricing term of the securities portfolio based upon estimated call dates and anticipated cash flows assuming an unchanged as well as a shocked interest rate environment.

Investment securities held-to-maturity are reported at amortized cost. The held-to-maturity portfolio is comprised solely of tax-exempt municipal securities. As of June 30, 2006 and December 31, 2005, QNB had securities classified as held-to-maturity with an amortized cost of $5,894,000 and $5,897,000 and a market value of $6,005,000 and $6,082,000, respectively. The held-to-maturity portfolio had a weighted average maturity of approximately 7 years, 6 months at June 30, 2006 and 3 years, 10 months at December 31, 2005. The weighted average tax-equivalent yield was 6.77 percent at June 30, 2006 and 6.78 percent at December 31, 2005. The increase in the weighted average maturity is a result of the increase in interest rates. Bonds that were anticipated to be called are now expected to go to their maturity date.

LIQUIDITY

Liquidity represents an institution’s ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. QNB manages its mix of cash, Federal funds sold and investment securities in an attempt to match the volatility, seasonality, interest sensitivity and growth trends of its loans and deposits. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities. The portfolio of investment securities available-for-sale and QNB's policy of selling certain residential mortgage originations in the secondary market also provide sources of liquidity. Additional sources of liquidity are provided by the Bank’s membership in the Federal Home Loan Bank of Pittsburgh (FHLB) and a two $10,000,000 unsecured Federal funds lines granted by correspondent banks. In addition, the Bank has a maximum borrowing capacity with the FHLB of approximately $239,896,000. At June 30, 2006, QNB’s outstanding borrowings under the FHLB credit facilities totaled $55,000,000.

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale totaled $229,522,000 and $254,216,000 at June 30, 2006 and December 31, 2005, respectively. These sources should be adequate to meet normal fluctuations in loan demand and deposit withdrawals. During the first half of 2006, QNB used both its Federal funds line and overnight borrowings with the FHLB to help temporarily fund deposit withdrawals and loan growth. In addition, QNB entered into several investment sales transactions during the first quarter of 2006 for the purpose of providing liquidity. Total loans increased by $31,301,000, or 10.4 percent, during the first half of the year. This was funded primarily through the investment portfolio

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY (Continued)

whose balances decreased by $23,385,000 from December 31, 2005 to June 30, 2006. An increase in deposits and repurchase agreement balances also helped fund the loan growth.

Approximately $76,570,000 and $68,917,000 of available-for-sale securities at June 30, 2006 and December 31, 2005, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. In addition, under terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB.

QNB anticipates the rate of loan growth to slow during the second half of the year. In addition, the deposit balances held by school districts should increase during the third quarter as real estate taxes are collected.

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at June 30, 2006 was $46,510,000, or 7.86 percent of total assets. This compares to shareholders' equity of $46,564,000, or 8.00 percent of total assets, at December 31, 2005. Shareholders’ equity at June 30, 2006 included a negative adjustment of $3,491,000 related to unrealized holding losses, net of taxes, on investment securities available-for-sale, while shareholders' equity at December 31, 2005 includes a negative adjustment of $1,262,000. Without these adjustments shareholders' equity to total assets would have been 8.45 percent and 8.21 percent at June 30, 2006 and December 31, 2005. The increase in the ratio was a result of the rate of capital retention exceeding the rate of asset growth. Total assets increased 1.60 percent between December 31, 2005 and June 30, 2006, while shareholders’ equity, excluding the net unrealized holding losses, increased 4.55 percent.

Shareholders' equity averaged $48,922,000 for the first six months of 2006 and $46,580,000 during all of 2005, an increase of 5.03 percent. The ratio of average total equity to average total assets increased to 8.38 percent for the first half of 2006, compared to 7.98 percent for all of 2005.

QNB is subject to various regulatory capital requirements as issued by Federal regulatory authorities. Regulatory capital is defined in terms of Tier I capital (shareholders’ equity excluding unrealized gains or losses on available-for-sale securities and disallowed intangible assets), Tier II capital which includes the allowance for loan losses and a portion of the unrealized gains on equity securities, and total capital (Tier I plus Tier II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet arrangements, such as letters of credit and loan commitments, based on associated risk. Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to total quarterly average assets.

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based and 4.00 percent for leverage. Under the requirements, QNB had a Tier I capital ratio of 13.02 percent and 13.04 percent, a total risk-based ratio of 13.70 percent and 13.77 percent and a leverage ratio of 8.48 percent and 8.15 percent at June 30, 2006 and December 31, 2005, respectively. The slight decrease in the risk-based capital ratios reflects the increase in risk weighed assets, resulting principally from a shift in assets from investment securities to loans, at a faster growth rate than the growth in risk-based capital, while the increase in the leverage ratio reflects the growth in Tier I capital exceeding the growth in average assets.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

CAPITAL ADEQUACY (Continued)

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At June 30, 2006 and December 31, 2005, QNB met the "well capitalized" criteria, which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively, and a Tier I leverage ratio of 5.00 percent.

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

Gap analysis measures the difference between volumes of rate-sensitive assets and liabilities and quantifies these repricing differences for various time intervals. Static gap analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income because changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously. Interest rate sensitivity analysis also involves assumptions on certain categories of assets and deposits. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities, CMOs and amortizing loans are scheduled based on their anticipated cash flow. Savings accounts, including passbook, statement savings, money market, and interest-bearing demand accounts, do not have stated maturities or repricing terms and can be withdrawn or repriced at any time. This may impact QNB’s margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. The Treasury Select Indexed Money Market account reprices monthly, based on a percentage of the average of the 91-day Treasury bill rate.

A positive gap results when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities. A negative gap results when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets.

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At June 30, 2006, interest-earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $169,541,000. Interest-sensitive liabilities scheduled to mature or reprice within one year were $275,131,000. The one-year cumulative gap, which reflects QNB’s interest sensitivity over a period of time, was a negative
$105,590,000 at June 30, 2006. The cumulative one-year gap equals -18.66 percent of total rate sensitive assets. This compares to a negative gap position of $39,123,000, or -7.04 percent of total rate sensitive assets, at December 31, 2005. The increase in the negative gap position in the one-year time frame was a result of changes in the repricing and maturity structure of both the assets and liabilities. On the asset side, the amount of assets maturing or repricing declined by $10,472,000 from December 31, 2005 to June 30, 2006. This decrease was primarily caused by the extension of the average life of the portfolio resulting from an increase in interest rates. Higher interest rates cause the prepayments on mortgage-backed securities and CMOs to slow. On the liability side, the amount of time deposits maturing or repricing in less than one year increased significantly. At June 30, 2006 $132,711,000, or 64.7 percent, of total time deposits was scheduled to reprice or mature in the next twelve months. This level compares to $95,840,000, or 45.4 percent, of total time

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

INTEREST RATE SENSITIVITY (Continued)

deposits at December 31, 2005. In addition, balances in the Treasury Select Money Market account increased by $16,629,000 between December 31, 2005 and June 30, 2006. Both of these events reflect consumers desire to invest in shorter term investments whose rates have already increased significantly and which could increase further if market rates continue to increase. This negative gap position has contributed to the decline in the net interest margin as interest rates have increased on a greater amount of liabilities than earning assets.

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on what management believes at that time to be the most likely interest rate environment. Management also evaluates the impact of higher and lower interest rates by simulating the impact on net interest income of changing rates. While management performs rate shocks of 100, 200 and 300 basis points, it believes, that given the level of interest rates at June 30, 2006, that it is unlikely that interest rates would decline by 300 basis points. The simulation results can be found in the chart on page 35.

The decline in net interest income in a rising rate environment is consistent with the gap analysis and reflects the fixed-rate nature of the investment and loan portfolio and the increased expense associated with higher costing deposits and short-term borrowings. Also, impacting net interest income in a rising rate environment would be the conversion of some of the borrowings from the FHLB from fixed rate to variable rate tied to LIBOR. If converted, QNB has the option to return the borrowings to the FHLB without penalty. Net interest income increases slightly if rates would to decline by 100 basis points. This is consistent with the results of the gap analysis. However, in the 200 basis point down scenario, net interest income declines, reflecting the hypothetical interest rate floors on interest-bearing transaction accounts, regular money market accounts and savings accounts. Interest rates on these products do not have the ability to decline to the degree that rates on earning assets can. These results are inconsistent with the gap analysis and identify some of the weaknesses of gap analysis which does not take into consideration the magnitude of the rate change on different instruments or the timing of the rate change.

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

The nature of QNB’s current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At June 30, 2006, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

INTEREST RATE SENSITIVITY (Continued)

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

Change in Interest Rates	Net Interest Income	Dollar Change	% Change
+300 Basis Points	$13,452	$(2,594)	(16.17)%
+200 Basis Points	14,224	(1,822)	(11.35)
+100 Basis Points	15,178	(868)	(5.41)
FLAT RATE	16,046	—	—
-100 Basis Points	16,339	293	1.83
-200 Basis Points	15,993	(53)	(.33)

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

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

JUNE 30, 2006

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual  Report on Form 10-K for the period ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Submission of Matters to Vote of Security Holders

The 2006 Annual Meeting (the Meeting) of the shareholders of QNB Corp. (the Registrant) was held on May 16, 2006. Notice of the Meeting was mailed to shareholders of record on or about April 17, 2006, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

The Meeting was held for the following purposes:

(1)	To elect three (3) Directors
(2)	To approve the Corporation’s 2006 Employee Stock Purchase Plan

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld for each of the nominees for election to the Board of Directors was as follows:

Nominee	For	Withhold
Thomas J. Bisko	2,639,073	9,566
Dennis Helf	2,639,043	9,596
G. Arden Link	2,635,409	13,230

The continuing directors of the Registrant are:

Norman L. Baringer Charles M. Meredith, III, Gary S. Parzych, Kenneth F. Brown, Anna Mae Papso, Henry L. Rosenberger, and Edgar L. Stauffer

The 2006 Employee Stock Purchase Plan was approved as presented. The number of votes cast for, against or withheld, as well as the number of abstentions for the adoption of the plan were as follows:

Adoption	For	Against	Abstain
2006 Employee Stock Purchase Plan	2,140,139	116,088	21,726

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3(i)	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrants Form DEF 14-A filed with the Commission on April 15, 2005).

Exhibit 3(ii)	Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrants Form 8-K filed with the Commission on January 23, 2006).

Exhibit 10.9	QNB Corp. 2006 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-135408 on Form S-8, filed with the Commission on June 28, 2006.)

Exhibit 11	Statement Re: Computation of Earnings Per Share. (Included in Part I, Item I, hereof.)

Exhibit 31.1	Section 302 Certification of President and CEO

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 906 Certification of President and CEO

Exhibit 32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QNB CORP.

Date: August 9, 2006	By:	/s/ Thomas J. Bisko

Name: Thomas J. Bisko Title: President and CEO

Date: August 9, 2006	By:	/s/ Bret H. Krevolin

Name: Bret H. Krevolin Title: Chief Financial Officer