Form 10-Q
period 2006-09-30
QNB CORP
filed 2006-11-09
CIK 750558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2006

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓  No____

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ____ Accelerated filer  ✓  Non-accelerated filer ____

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ____ No  ✓

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2006
Common Stock, par value $.625	3,126,985

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

-i-

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	
	2006	2005	2006	2005
Interest Income				
Interest and fees on loans	$ 5,471	$ 4,330	$ 15,490	$ 12,293
Interest and dividends on investment securities:				
Taxable	2,151	2,165	6,226	6,637
Tax-exempt	458	564	1,445	1,695
Interest on Federal funds sold	140	59	202	145
Interest on interest-bearing balances and other interest income	58	25	170	88
Total interest income	8,278	7,143	23,533	20,858
Interest Expense				
Interest on deposits				
Interest-bearing demand	696	352	1,666	782
Money market	425	210	1,068	698
Savings	47	52	145	160
Time	1,612	1,270	4,464	3,597
Time over $100,000	469	386	1,314	983
Interest on short-term borrowings	213	100	522	199
Interest on Federal Home Loan Bank advances	776	755	2,298	2,225
Total interest expense	4,238	3,125	11,477	8,644
Net interest income	4,040	4,018	12,056	12,214
Provision for loan losses	60	–	105	–
Net interest income after provision for loan losses	3,980	4,018	11,951	12,214
Non-Interest Income				
Fees for services to customers	488	488	1,392	1,379
ATM and debit card income	196	176	575	506
Income on bank-owned life insurance	63	61	186	187
Mortgage servicing fees	26	27	74	63
Net gain (loss) on investment securities available-for-sale	196	(4)	611	(580)
Net gain on sale of loans	20	31	44	127
Other income	158	159	424	753
Total non-interest income	1,147	938	3,306	2,435
Non-Interest Expense				
Salaries and employee benefits	1,820	1,728	5,439	5,428
Net occupancy expense	287	268	862	821
Furniture and equipment expense	269	282	755	855
Marketing expense	139	140	436	446
Third party services	164	171	529	480
Telephone, postage and supplies expense	120	125	396	361
State taxes	112	103	339	320
Other expense	343	323	1,016	981
Total non-interest expense	3,254	3,140	9,772	9,692
Income before income taxes	1,873	1,816	5,485	4,957
Provision for income taxes	356	385	988	1,124
Net Income	$ 1,517	$ 1,431	$ 4,497	$ 3,833
Earnings Per Share - Basic	$ .48	$ .46	$ 1.44	$ 1.24
Earnings Per Share - Diluted	$ .48	$ .45	$ 1.42	$ 1.21
Cash Dividends Per Share	$ .21	$ .195	$ .63	$ .585

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands) (unaudited) September 30, 2006	December 31, 2005
Assets		
Cash and due from banks	$ 11,147	$ 20,807
Federal funds sold	7,976	–
Total cash and cash equivalents	19,123	20,807
Investment securities		
Available-for-sale (cost $215,274 and $235,187)	213,384	233,275
Held-to-maturity (market value $6,047 and $6,082)	5,893	5,897
Non-marketable equity securities	3,475	3,684
Loans held-for-sale	70	134
Total loans, net of unearned income	331,800	301,349
Allowance for loan losses	(2,573)	(2,526)
Net loans	329,227	298,823
Bank-owned life insurance	8,310	8,103
Premises and equipment, net	6,519	5,400
Accrued interest receivable	3,065	2,572
Other assets	3,808	3,510
Total assets	$ 592,874	$ 582,205
Liabilities		
Deposits		
Demand, non-interest bearing	$ 51,654	$ 56,461
Interest-bearing demand	102,624	101,614
Money market	52,100	39,170
Savings	45,825	50,296
Time	165,258	160,213
Time over $100,000	46,040	50,916
Total deposits	463,501	458,670
Short-term borrowings	21,728	19,596
Federal Home Loan Bank advances	55,000	55,000
Accrued interest payable	2,038	1,512
Other liabilities	966	863
Total liabilities	543,233	535,641
Shareholders' Equity		
Common stock, par value $.625 per share; authorized 10,000,000 shares; 3,233,671 and 3,210,762 shares issued; 3,126,985 and 3,104,076 shares outstanding	2,021	2,007
Surplus	9,638	9,117
Retained earnings	40,723	38,196
Accumulated other comprehensive loss, net	(1,247)	(1,262)
Treasury stock, at cost; 106,686 shares	(1,494)	(1,494)
Total shareholders' equity	49,641	46,564
Total liabilities and shareholders' equity	$ 592,874	$ 582,205

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands) (unaudited)	
Nine Months Ended September 30,	**2006**	**2005**
Operating Activities		
Net income	$ 4,497	$ 3,833
Adjustments to reconcile net income to net cash provided by operating activities		
Depreciation and amortization	539	652
Provision for loan losses	105	–
Securities gains	(662)	(673)
Impairment write-down of securities	51	1,253
Net gain on sale of repossessed assets	–	(211)
Proceeds from sale of repossessed assets	9	211
Net gain on sale of loans	(44)	(127)
Loss on disposal of premises and equipment	1	1
Proceeds from sales of residential mortgages	3,048	7,510
Originations of residential mortgages held-for-sale	(2,976)	(7,500)
Income on bank-owned life insurance	(186)	(187)
Life insurance (premiums)/proceeds net	(21)	90
Tax benefit from exercise of stock options	66	–
Stock-based compensation expense	86	–
Deferred income tax benefit	(1)	(163)
Net decrease (increase) in income taxes receivable	61	(249)
Net increase in accrued interest receivable	(493)	(108)
Net amortization of premiums and discounts	419	690
Net increase in accrued interest payable	526	155
Increase in other assets	(445)	(516)
Increase (decrease) in other liabilities	103	(488)
Net cash provided by operating activities	4,683	4,173
Investing Activities		
Proceeds from maturities and calls of investment securities		
available-for-sale	16,753	26,177
held-to-maturity	–	300
Proceeds from sales of investment securities		
available-for-sale	31,019	37,521
Purchase of investment securities		
available-for-sale	(27,560)	(44,048)
Proceeds from sales of non-marketable equity securities	1,690	492
Purchase of non-marketable equity securities	(1,481)	(227)
Net increase in loans	(30,505)	(19,411)
Net purchases of premises and equipment	(1,659)	(271)
Net cash (used) provided by investing activities	(11,743)	533
Financing Activities		
Net (decrease) increase in non-interest bearing deposits	(4,807)	4,140
Net increase (decrease) in interest-bearing non-maturity deposits	9,469	(12,291)
Net increase in time deposits	169	1,527
Net increase in short-term borrowings	2,132	4,983
Cash dividends paid	(1,970)	(1,815)
Proceeds from issuance of common stock	383	76
Net cash provided (used) by financing activities	5,376	(3,380)
(Decrease) increase in cash and cash equivalents	(1,684)	1,326
Cash and cash equivalents at beginning of year	20,807	22,185
Cash and cash equivalents at end of period	$ 19,123	$ 23,511
Supplemental Cash Flow Disclosures		
Interest paid	$ 10,951	$ 8,489
Income taxes paid	834	1,517
Non-Cash Transactions		
Change in net unrealized holding gains (losses), net of taxes, on available-for-sale securities	15	(1,238)
Transfer of loan to repossessed assets	9	–

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005, AND DECEMBER 31, 2005
(Unaudited)

1. REPORTING AND ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of QNB Corp. (QNB) and its wholly-owned subsidiary, The Quakertown National Bank (the Bank). All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2005 Annual Report incorporated in the Form 10-K. Operating results for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

The adoption of FASB No. 123r reduced net income by approximately $27,000 and $86,000 for the three- and nine-months ended September 30, 2006, respectively. The following table illustrates the effect on net income and earnings per share if QNB had applied the fair value recognition provisions to stock-based employee compensation during the period presented. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005, AND DECEMBER 31, 2005
(Unaudited)

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$1,431	$3,833
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	25	76
Pro forma net income	$1,406	$3,757

Earnings per share Basic - as reported	$.46	$1.24

Basic - pro forma	$.45	$1.21

Diluted - as reported	$.45	$1.21

Diluted - pro forma	$.44	$1.18

As of September 30, 2006, there was approximately $119,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next two and a quarter years.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorizes the issuance of 220,500 options. The time period during which any option is exercisable under the Plan is determined by the committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest ratably over a three-year period. As of September 30, 2006, there were 180,458 options outstanding under this Plan. The 2005 Plan authorizes the issuance of 200,000 options. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of September 30, 2006, there were 8,900 options outstanding under this Plan.

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are subjective in nature. The following assumptions were used in the option pricing model in determining the fair value of options granted during the three- and nine-months ended September 30:

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005, AND DECEMBER 31, 2005
(Unaudited)

The fair market value of options granted in the first nine months of 2006 and 2005 was $3.13 and $6.46, respectively.

Stock option activity during the nine-months ended September 30, 2006 is as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Options	Exercise Price	Term (in yrs.)	(in thousands)

Outstanding at January 1, 2006	193,374	$19.18	5.93
Exercised	(21,416)	16.27
Granted	17,400	26.00
Outstanding at September 30, 2006	189,358	20.13	5.17	$1,177
Exercisable at September 30, 2006	137,058	16.16	4.58	$1,177

2. PER SHARE DATA

The following sets forth the computation of basic and diluted earnings per share (share and per share data are not in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Numerator for basic and diluted earnings per share-net income	$1,517	$1,431	$4,497	$3,833

Denominator for basic earnings per share-weighted average shares outstanding	3,126,985	3,102,628	3,123,800	3,101,300

Effect of dilutive securities-employee stock options	51,086	71,420	52,300	74,898
Denominator for diluted earnings per share- adjusted weighted average shares outstanding	3,178,071	3,174,048	3,176,100	3,176,198

Earnings per share-basic	$.48	$.46	$1.44	$1.24
Earnings per share-diluted	$.48	$.45	$1.42	$1.21

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005, AND DECEMBER 31, 2005
(Unaudited)

2. PER SHARE DATA (Continued):

There were 52,300 and 34,900 stock options that were anti-dilutive for the three- and nine-month periods ended September 30, 2006, respectively. There were 40,000 stock options that were anti-dilutive for the three- and nine-month periods ended September 30, 2005. These stock options were not included in the above calculation.

3. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business entity during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following table shows the components and activity of comprehensive income during the periods ended September 30, 2006 and 2005:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Unrealized holding gains (losses) arising during the period on securities held (net of taxes of $(1,222), $718, $(215) and $1,052, respectively)	$2,373	$(1,283)	$418	$(1,811)
Reclassification adjustment for (gains) losses included in net income (net of taxes of $67, $(1), $208 and $(7), respectively)	(129)	3	(403)	573
Net change in unrealized gains (losses) during the period	2,244	(1,280)	15	(1,238)

Unrealized holding (losses) gains, beginning of period	(3,491)	733	(1,262)	691
Unrealized holding losses, end of period	$(1,247)	$(547)	$(1,247)	$(547)

Net income	$1,517	$1,431	$4,497	$3,833
Other comprehensive income, net of tax: Unrealized holding gains (losses) arising during the period (net of taxes of $(1,155), $717, $(7) and $1,045, respectively)	2,244	(1,280)	15	(1,238)
Comprehensive income	$3,761	$151	$4,512	$2,595

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005, AND DECEMBER 31, 2005
(Unaudited)

4. LOANS

The following table presents loans by category as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Commercial and industrial	$64,477	$64,812
Construction	11,084	7,229
Real estate-commercial	114,386	104,793
Real estate-residential	123,754	112,920
Consumer	5,288	5,080
Indirect lease financing	12,665	6,451
Total loans	331,654	301,285
Unearned costs	146	64
Total loans net of unearned costs	$331,800	$301,349

5. INTANGIBLE ASSETS

As a result of a purchase of deposits in 1997, QNB recorded a deposit premium of $511,000. This premium is being amortized, for book purposes, over ten years and is reviewed annually for impairment. The net deposit premium intangible was $56,000 and $94,000 at September 30, 2006 and December 31, 2005, respectively. Amortization expense for core deposit intangibles was $12,000 for both three-month periods ended September 30, 2006 and 2005 and $38,000 for both nine-month periods ended September 30, 2006 and 2005.

The following table reflects the components of mortgage servicing rights as of the periods indicated:

	September 30,	December 31,
	2006	2005

Mortgage servicing rights beginning balance	$528	$552
Mortgage servicing rights capitalized	23	80
Mortgage servicing rights amortized	(65)	(109)
Fair market value adjustments	—	5
Mortgage servicing rights ending balance	$486	$528

Mortgage loans serviced for others	$76,369	$77,196
Amortization expense of intangibles	103	160

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005, AND DECEMBER 31, 2005
(Unaudited)

5. INTANGIBLE ASSETS (Continued):

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense

For the Year Ended 12/31/06	$138
For the Year Ended 12/31/07	130
For the Year Ended 12/31/08	75
For the Year Ended 12/31/09	62
For the Year Ended 12/31/10	51

6. RELATED PARTY TRANSACTIONS

As of September 30, 2006, amounts due from directors, principal officers, and their related interests totaled $4,281,000. All of these transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. The Bank believes that these loans did not involve a more than normal risk of collectibility or present any other unfavorable features.

On September 22, 2005, the Bank approved and entered into an agreement with Eugene T. Parzych, Inc. to act as the general contractor for the renovation of its property at 322 W. Broad Street, Quakertown, Pennsylvania to be used as additional office space. The bids for this project were submitted through a formal bidding process and reviewed by the Board of Directors. Mr. Gary S. Parzych is the president of Eugene T. Parzych, Inc. and is also a director of QNB Corp. Management and the Board of Directors of QNB Corp. and the Bank believe this is an arms-length transaction. The total paid to Eugene T. Parzych Inc. for this project was $1,243,000 with $1,029,000 being paid during 2006.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005, AND DECEMBER 31, 2005
(Unaudited)

servicing asset or servicing liability to choose either of the amortization or fair value methods for subsequent measurement. The provisions of FASB No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on QNB’s results of operations or financial position.

In September 2006, the FASB issued FASB No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on QNB’s results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FASB No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on QNB’s results of operations

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, providing guidance on quantifying financial statement misstatement and implementation when first applying this guidance. Under SAB 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this standard is not expected to have a material effect on QNB’s results of operations.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. QNB is currently evaluating the impact the adoption of the standard will have on its results of operations and financial position.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-5 (EITF 06-5), Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005, AND DECEMBER 31, 2005
(Unaudited)

policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. QNB is currently evaluating the impact the adoption of the standard will have on its results of operations and financial position.

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

Income Taxes.

QNB accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets, when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. A valuation allowance of $46,000 existed as of September 30, 2006 to offset a portion of the tax benefits associated with certain impaired securities that management believes may not be realizable. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond QNB’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - OVERVIEW

QNB Corp. earns its net income primarily through its subsidiary, The Quakertown National Bank. Net interest income, or the spread between the interest, dividends and fees earned on loans and investment securities and the expense incurred on deposits and other interest-bearing liabilities, is the primary source of operating income for QNB. QNB seeks to achieve sustainable and consistent earnings growth while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to Board of Directors approved levels. Due to its limited geographic area, comprised principally of upper Bucks, southern Lehigh and northern Montgomery counties, growth is pursued through expansion of existing customer relationships and building new relationships by stressing a consistently high level of service at all points of contact.

QNB reported net income for the third quarter of 2006 of $1,517,000, or $.48 per common share on a diluted basis. The results for the 2006 period compare to net income of $1,431,000, or $.45 per share on a diluted basis, for the same period in 2005. Net income for the first nine months of 2006 was $4,497,000, or $1.42 per diluted share, an increase from the $3,833,000, or $1.21 per diluted share, for the comparable period in 2005.

The results for the nine-month period ended September 30, 2005 were significantly impacted by a $1,253,000 unrealized loss as an other-than-temporary impairment related to certain Fannie Mae (FNMA) and Freddie Mac (FHLMC) preferred stock issues recorded in accordance with U.S. generally accepted accounting principles (GAAP). On an after-tax basis, the charge was approximately $1,017,000, or $.32 per share diluted. QNB established a $190,000 valuation allowance to offset a portion of the tax benefits associated with the write-down of these securities because such tax benefits may not be realizable. During the first quarter of 2006, QNB sold its preferred stock holdings and recorded a gain of $451,000 on the carrying value of those issues that had previously been impaired and a $300,000 loss on one issue that was not impaired in 2005. In addition, during the first nine months of 2006, QNB realized capital gains which allowed a reversal of $164,000 of the tax valuation allowance provided in 2005.

Two important measures of profitability in the banking industry are an institution's return on average assets and return on average shareholders' equity. Return on average assets was 1.00 percent and .97 percent, while the return on average equity was 11.99 percent and 12.19 percent, for the three-months ended September 30, 2006 and 2005, respectively. For the nine-month periods ended September 30, 2006 and 2005, return on average assets was 1.02 percent and .88 percent, and the return on average equity was 12.18 percent and 11.07 percent, respectively. Excluding the impact of the impairment charge, the return on average assets for the nine-month period ended September 30, 2005 would have been 1.11 percent and the return on average equity would have been 14.00 percent.

QNB’s net interest income increased in the third quarter of 2006, to $4,040,000, as compared to $4,018,000 for the same quarter of 2005. Growth in average earning assets and the continued shift of the balance sheet from investment securities to loans helped offset the decline in the net interest margin. For the nine-month periods, net interest income declined by 1.3 percent, to $12,056,000, as the decrease in the net interest margin was only partially offset by growth in average earning assets and the change in the balance sheet composition. Like most financial institutions, QNB’s funding costs of deposits and borrowed money continued to increase at a faster pace than the rates earned on loans and investment securities. This trends is primarily the result of three factors: a highly competitive deposit and loan pricing environment, a sustained flat to inverted Treasury yield curve and the current structure of QNB’s balance sheet. The net interest margin declined 12 basis points, to 3.06 percent, from the third quarter of 2005 to the third quarter of 2006 and declined 9 basis points for the nine-month period, to 3.16 percent. Included in net interest income for the nine-month period of 2005 was $40,000 of interest income recovered on non-accrual and previously charged-off loans.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - OVERVIEW (Continued)

Total non-interest income was $1,147,000 for the third quarter of 2006, compared to $938,000 for the same period in 2005. Excluding gains and losses on securities and loans, non-interest income was $931,000 for the quarter-ended September 30, 2006 compared to $911,000 for the same period in 2005. An increase in ATM and debit card income accounted for the $20,000 difference in non-interest income.

For the nine-month period, total non-interest income increased $871,000, to $3,306,000. Excluding gains and losses on securities and loans, non-interest income for the nine-month period decreased $237,000. Included in non-interest income, under the category other income, during 2005 were several non-operating items; life insurance proceeds of $61,000, a sales tax refund of $45,000 and a $209,000 gain on the liquidation of assets relinquished by a borrower.

QNB has been successful in operating efficiently and controlling the growth in non-interest expense. Total non-interest expense increased $114,000, or 3.6 percent, for the three-month period with salary and benefit expense contributing $92,000 to the increase. Of the $92,000 increase in salaries and benefits expense, $27,000 related to the adoption of FASB No. 123r in 2006 and $40,000 was a result of a reversal during the third quarter of 2005 of an accrual for incentive compensation that was recorded during the first quarter of 2005.

For the nine-month period, total non-interest expense increased $80,000, or .8 percent, to $9,772,000. Salary and benefit expense accounted for $11,000 of this increase when comparing the nine-month periods. Salary expense, excluding the impact of the stock option expense, actually decreased when comparing the nine-month periods, as the adoption of FASB No. 123r in 2006 had the impact of increasing salary expense $86,000 for the nine-month period. The remaining increase in non-interest expense was spread across various categories.

Loan growth, which has been extremely strong since the second quarter of 2005, slowed during the third quarter of 2006. Total loans decreased from $332,650,000 at June 30, 2006 to $331,800,000 at September 30, 2006. Some of this decline related to seasonal usage of commercial credit lines. However, when comparing total loans at September 30, 2005 and 2006, loans increased $44,312,000, or 15.4 percent. QNB’s successful loan growth is attributable to developing new relationships, as well as further developing existing relationships with small businesses in the communities served. Also contributing to loan growth was QNB’s entrance into indirect lease financing during the second quarter of 2005. This loan growth was achieved while maintaining excellent asset quality. Non-performing assets increased from .00 percent of total average assets at September 30, 2005 to .03 percent at September 30, 2006. While asset quality remained high, the strong growth in loans prompted the need for a provision for loan losses of $60,000 during the third quarter of 2006 and $105,000 for the first nine months of 2006. These provisions represented the first charges to loan loss expense since 1999. On the funding side of the balance sheet, total deposits increased $3,637,000, or .8 percent, from September 30, 2005 to September 30, 2006. The competition for deposits remains aggressive.

QNB operates in an attractive market for financial services, but also in a market with intense competition from other local community banks and regional and national financial institutions. QNB has been able to compete effectively with other financial institutions by emphasizing technology, including internet-banking and electronic bill pay, and customer service, including local decision-making on loans, an emphasis on long-term customer relationships and customer loyalty, and products and services designed to address the specific needs of our customers.

These items, as well as others, will be explained more thoroughly in the next sections.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	September 30, 2006			September 30, 2005
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$10,570	5.27%	$140	$6,779	3.45%	$59
Investment securities:
U.S. Treasury	6,071	4.35%	67	6,107	2.22%	34
U.S. Government agencies	36,587	5.03%	460	26,580	3.98%	265
State and municipal	41,937	6.62%	694	52,595	6.50%	855
Mortgage-backed and CMOs	119,239	4.30%	1,282	140,905	4.17%	1,468
Other	21,278	6.54%	348	28,291	5.87%	415
Total investment securities	225,112	5.07%	2,851	254,478	4.77%	3,037
Loans:
Commercial real estate	148,679	6.66%	2,497	125,132	6.23%	1,965
Residential real estate	26,125	5.92%	387	25,669	5.85%	375
Home equity loans	68,377	6.40%	1,103	61,055	6.00%	923
Commercial and industrial	49,016	7.26%	897	47,761	6.33%	763
Indirect lease financing	10,642	9.15%	246	3,674	8.85%	82
Consumer loans	5,545	9.31%	130	5,434	8.68%	119
Tax-exempt loans	21,347	5.95%	320	11,939	5.21%	157
Total loans, net of unearned*	329,731	6.71%	5,580	280,664	6.20%	4,384
Other earning assets	4,706	4.90%	58	4,716	2.12%	25
Total earning assets	570,119	6.00%	$8,629	546,637	5.45%	$7,505
Cash and due from banks	14,087			20,101
Allowance for loan losses	(2,555)			(2,582)
Other assets	20,539			19,112
Total assets	$602,190			$583,268

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$105,227	2.62%	$696	$97,314	1.43%	$352
Money market	54,154	3.11%	425	45,183	1.84%	210
Savings	47,722	0.39%	47	52,571	0.39%	52
Time	163,987	3.90%	1,612	161,786	3.11%	1,270
Time over $100,000	44,775	4.16%	469	47,676	3.21%	386
Total interest-bearing deposits	415,865	3.10%	3,249	404,530	2.23%	2,270
Short-term borrowings	23,337	3.62%	213	17,693	2.25%	100
Federal Home Loan Bank advances	55,000	5.60%	776	55,000	5.45%	755
Total interest-bearing liabilities	494,202	3.40%	4,238	477,223	2.60%	3,125
Non-interest-bearing deposits	54,383			56,833
Other liabilities	3,420			2,643
Shareholders' equity	50,185			46,569
Total liabilities and shareholders' equity	$602,190			$583,268
Net interest rate spread		2.60%			2.85%
Margin/net interest income		3.06%	$4,391		3.18%	$4,380

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.
Non-accrual loans are included in earning assets.
* Includes loans held-for-sale

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Nine Months Ended
	September 30, 2006			September 30, 2005
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$5,309	5.09%	$202	$6,312	3.07%	$145
Investment securities:
U.S. Treasury	6,075	3.77%	171	6,124	2.10%	96
U.S. Government agencies	29,129	4.72%	1,032	37,498	3.74%	1,052
State and municipal	44,165	6.61%	2,190	52,660	6.50%	2,569
Mortgage-backed and CMOs	123,623	4.29%	3,975	136,983	4.18%	4,299
Other	22,829	6.30%	1,080	29,431	5.66%	1,249
Total investment securities	225,821	4.99%	8,448	262,696	4.70%	9,265
Loans:
Commercial real estate	142,179	6.56%	6,971	123,388	6.15%	5,674
Residential real estate	26,017	5.87%	1,146	24,957	5.87%	1,098
Home equity loans	66,294	6.31%	3,131	60,100	5.88%	2,642
Commercial and industrial	50,342	7.09%	2,671	45,628	6.15%	2,099
Indirect lease financing	8,874	9.25%	614	1,488	9.11%	101
Consumer loans	5,197	9.19%	357	5,298	8.83%	350
Tax-exempt loans	20,875	5.82%	909	12,683	5.25%	499
Total loans, net of unearned*	319,778	6.61%	15,799	273,542	6.09%	12,463
Other earning assets	4,614	4.92%	170	4,689	2.50%	88
Total earning assets	555,522	5.93%	$24,619	547,239	5.37%	$21,961
Cash and due from banks	17,225			19,252
Allowance for loan losses	(2,531)			(2,595)
Other assets	19,979			19,006
Total assets	$590,195	5.58%		$582,902	5.04%

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$100,204	2.22%	$1,666	$93,440	1.12%	$782
Money market	50,050	2.85%	1,068	55,073	1.69%	698
Savings	49,478	0.39%	145	54,507	0.39%	160
Time	162,404	3.68%	4,464	162,986	2.95%	3,597
Time over $100,000	45,756	3.84%	1,314	44,307	2.96%	983
Total interest-bearing deposits	407,892	2.84%	8,657	410,313	2.03%	6,220
Short-term borrowings	20,532	3.40%	522	13,330	2.00%	199
Federal Home Loan Bank advances	55,000	5.59%	2,298	55,000	5.41%	2,225
Total interest-bearing liabilities	483,424	3.17%	11,477	478,643	2.41%	8,644
Non-interest-bearing deposits	54,279			55,192
Other liabilities	3,144			2,766
Shareholders' equity	49,348			46,301
Total liabilities and shareholders' equity	$590,195	2.60%		$582,902	1.98%
Net interest rate spread		2.76%			2.96%
Margin/net interest income		3.16%	$13,142		3.25%	$13,317

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.
Non-accrual loans are included in earning assets.
* Includes loans held-for-sale

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

	Three Months Ended			Nine Months Ended
	September 30, 2006 compared			September 30, 2006 compared
	to September 30, 2005			to September 30, 2005
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Federal funds sold	$81	$33	$48	$57	$(23)	$80
Investment securities:
U.S. Treasury	33	(0)	33	75	(1)	76
U.S. Government agencies	195	99	96	(20)	(235)	215
State and municipal	(161)	(173)	12	(379)	(415)	36
Mortgage-backed and CMOs	(186)	(226)	40	(324)	(419)	95
Other	(67)	(103)	36	(169)	(280)	111
Loans:
Commercial real estate	532	370	162	1,297	864	433
Residential real estate	12	7	5	48	47	1
Home equity loans	180	111	69	489	272	217
Commercial and industrial	134	20	114	572	217	355
Indirect lease financing	164	156	8	513	503	10
Consumer loans	11	2	9	7	(7)	14
Tax-exempt loans	163	124	39	410	322	88
Other earning assets	33	(0)	33	82	(2)	84
Total interest income	$1,124	$420	$704	$2,658	$843	$1,815
Interest expense:
Interest-bearing demand	$344	$28	$316	$884	$56	$828
Money market	215	42	173	370	(63)	433
Savings	(5)	(5)	0	(15)	(15)	(0)
Time	342	17	325	867	(13)	880
Time over $100,000	83	(23)	106	331	32	299
Short-term borrowings	113	32	81	323	108	215
Federal Home Loan Bank advances	21	—	21	73	—	73
Total interest expense	1,113	91	1,022	2,833	105	2,728
Net interest income	$11	$329	$(318)	$(175)	$738	$(913)

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three- and nine-month periods ended September 30, 2006 and 2005.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Total interest income	$8,278	$7,143	$23,533	$20,858
Total interest expense	4,238	3,125	11,477	8,644

Net interest income	4,040	4,018	12,056	12,214
Tax equivalent adjustment	351	362	1,086	1,103

Net interest income (fully taxable equivalent)	$4,391	$4,380	$13,142	$13,317

Net interest income is the primary source of operating income for QNB. Net interest income is interest income, dividends, and fees on earning assets, less interest expense incurred on funding sources. Earning assets primarily include loans, investment securities and Federal funds sold. Sources used to fund these assets include deposits, borrowed funds and shareholders’ equity. Net interest income is affected by changes in interest rates, the volume and mix of earning assets and interest-bearing liabilities, and the amount of earning assets funded by non-interest bearing deposits.

For purposes of this discussion, interest income and the average yield earned on loans and investment securities are adjusted to a tax-equivalent basis as detailed in the tables that appear on pages 17 and 18. This adjustment to interest income is made for analysis purposes only. Interest income is increased by the amount of savings of Federal income taxes, which QNB realizes by investing in certain tax-exempt state and municipal securities and by making loans to certain tax-exempt organizations. In this way, the ultimate economic impact of earnings from various assets can be more easily compared.

The net interest rate spread is the difference between average rates received on earning assets and average rates paid on interest-bearing liabilities, while the net interest rate margin includes interest-free sources of funds.

Net interest income increased .5 percent, to $4,040,000, for the quarter ended September 30, 2006, as compared to $4,018,000 for the quarter ended September 30, 2005. On a tax-equivalent basis, net interest income increased by .3 percent, from $4,380,000, for the three-months ended September 30, 2005 to $4,391,000 for the same period ended September 30, 2006. As mentioned previously, the growth in average earning assets and the continued shift of the balance sheet from investment securities to loans helped offset the continued decline in the net interest margin. When comparing the third quarters of 2006 and 2005, the net interest margin declined by 12 basis points. The net interest margin decreased to 3.06 percent for the third quarter of 2006 from 3.18 percent for the third quarter of 2005. The third quarter net interest margin also represents a 12 basis point decline from the 3.18 percent recorded in the second quarter of 2006. Funding costs for deposits and borrowed money continue to increase at a faster pace than the rate on earning assets. Contributing to this difference was the interest rate environment over the past year as short-term interest rates

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

have increased at a much faster pace than mid- and long-term interest rates, resulting in a flat to inverted yield curve. The structure of QNB’s balance sheet, which is comprised primarily of fixed-rate investments and loans and funding sources with relatively short-term repricing characteristics, as well as the strong competition for loans and deposits, has also contributed to the decline in the net interest margin.

Also contributing to the decline in the net interest margin, when comparing both the decline from the third quarter of 2005 and the second quarter of 2006, were the seasonal tax deposits of municipalities and school districts with whom QNB has built strong relationships. These deposits tend to be short-term and are priced at thin margins. The average balance of municipal interest-bearing accounts was $51,827,000 for the third quarter of 2006, compared to $40,079,000 for the third quarter of 2005 and $43,426,000 for the second quarter of 2006.

While average earning assets increased 4.3 percent, from $546,637,000 for the third quarter of 2005 to $570,119,000 for the third quarter of 2006, total interest income increased $1,124,000, or 15.0 percent, during the same period. The increase in interest income was a result of the increase in market interest rates and particularly the prime lending rate, in conjunction with the shift in the composition of the assets from investment securities to loans, as loans, in general, earn more than investment securities. When comparing the two quarters, average loans increased $49,067,000, or 17.5 percent, while average investment securities decreased $29,366,000, or 11.5 percent. Contributing to the increase in average earning assets and interest income was QNB’s ability, at the end of the second quarter of 2006, to reclassify some of its deposits for reserve calculation purposes. This reclassification enabled QNB to reduce its reserve requirements at the Federal Reserve Bank by approximately $8,500,000. These funds went from a non-earning asset into Federal funds sold and investment securities, thereby increasing interest income.

The Federal Reserve Board ended its increase of short-term interest rates during the third quarter by leaving the Federal funds rate unchanged at 5.25 percent. While short-term interest rates have increased significantly since June 2004, when the Federal funds rate was 1.00 percent to its current rate of 5.25 percent, the yield on earning assets on a tax-equivalent basis has only increased from 5.45 percent for the third quarter of 2005 to 6.00 percent for the third quarter of 2006. This differential was due to a number of factors including the long period of historically low interest rates since 2001 which enabled borrowers to lock into low-rate longer-term fixed-rate loans, the flat to inverted shape of the yield curve since the Federal Reserve began raising interest rates, the fixed-rate nature of the investment and loan portfolio and the price competition for loans.

Interest income on investment securities decreased $186,000 when comparing the two quarters, as the decline in balances offset the increase in the yield on the portfolio. The average yield increased from 4.77 percent for the third quarter of 2005 to 5.07 percent for the third quarter of 2006. Most of the increase in the yield was a result of the sale, maturity or payments of lower yielding securities. QNB has purchased very few securities over the past year, a period of increased interest rates, because of the growth in loans. Management has performed purchase and sale transactions in an attempt to increase the yield on the portfolio and to reposition the cash flow from the portfolio. Management will continue to look at trades that will enhance the structure and yield of the investment portfolio.

The yield on loans increased 51 basis points, to 6.71 percent, when comparing the third quarter of 2006 to the third quarter of 2005. The average prime rate when comparing these same periods increased 183 basis points, from 6.42 percent to 8.25 percent. While QNB was positively impacted by the increases in the prime rate, the overall yield on the loan portfolio did not increase proportionately, since only a small portion of the loan portfolio reprices immediately with changes in the prime rate. As short-term interest rates were increasing, mid- and longer-term interest rates were increasing but at a slower rate, creating a yield curve that is flat and

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

even inverted at points. This rate phenomenon, along with the competition for loans, has created an environment where borrowers are refinancing variable-rate and adjustable-rate loans tied to prime into lower fixed-rate borrowings, and new originations, while at higher rates than two years ago, are still at relatively low rates.

While total interest income on a tax-equivalent basis increased $1,124,000, or 15.0 percent, when comparing the third quarter of 2006 to the third quarter of 2005, total interest expense increased $1,113,000, or 35.6 percent. Average deposits increased $8,885,000, or 1.9 percent, when comparing the third quarters of 2006 and 2005. The increase in interest expense was a result of the increase in interest rates paid on both deposits and short-term borrowings. The rate paid on interest-bearing liabilities increased from 2.60 percent for the third quarter of 2005 to 3.40 percent for the third quarter of 2006, while the rate paid on interest-bearing deposits increased from 2.23 percent to 3.10 percent during this same period. Interest expense on interest-bearing demand accounts increased $344,000, and the rate paid increased from 1.43 percent to 2.62 percent when comparing the two quarters. Approximately 49.3 percent of the average balances of interest-bearing demand accounts for the third quarter of 2006 are the municipal deposits discussed previously. This compares to 41.2 percent of the average balance for the third quarter of 2005. The rates on these accounts are generally indexed to the Federal funds rate so the rate paid on these accounts has increased as the Federal funds rate has increased over the past two years. Interest expense on money market accounts increased by $215,000, and the rate paid increased from 1.84 percent to 3.11 percent when comparing the two quarters. The increase in the rate paid was primarily the result of the majority of the balances being in the Treasury Select product which is indexed to a percentage of the 91-day Treasury bill rate. This rate has also increased as short-term interest rates have increased. The average balance of money market accounts increased $8,971,000, or 19.9 percent, when comparing the two quarters with balances of the Treasury Select product increasing $16,171,000, or 64.2 percent.

Interest expense on time deposits increased $425,000, while the average rate paid on time deposits increased from 3.14 percent to 3.96 percent when comparing the two periods. Like fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, the maturity and repricing characteristics tend to be shorter. With interest rates increasing over the past two years, customers have opted for shorter maturity time deposits. This result, combined with the strong rate competition for these deposits, has led to the increase in the yield on time deposits in 2006. Average time deposits decreased $700,000, or .3 percent, when comparing the third quarter of 2006 to the third quarter of 2005.

Interest expense on short-term borrowings increased $113,000, both as a result of an increase in balances and rates. The average rate paid increased from 2.25 percent for the third quarter of 2005 to 3.62 percent for the third quarter of 2006, while average balances increased $5,644,000, to $23,337,000. Most of this increase was centered in repurchase agreements, a sweep product for commercial customers.

For the nine-month period ended September 30, 2006, net interest income decreased $158,000, or 1.3 percent, to $12,056,000. On a tax-equivalent basis, net interest income decreased $175,000, or 1.3 percent. Included in net interest income for the first nine months of 2005 was $40,000 in interest recognized on the pay-off of loans that had not been accruing interest or had previously been charged off. Average earning assets increased $8,283,000, or 1.5 percent, while the net interest margin declined 9 basis points. The net interest margin on a tax-equivalent basis was 3.16 percent for the nine-month period ended September 30, 2006 compared with 3.25 percent for the same period in 2005.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

Total interest income on a tax-equivalent basis increased $2,658,000, from $21,961,000 to $24,619,000, when comparing the nine-month periods ended September 30, 2005 to September 30, 2006. With the small growth in earning assets, the increase in interest income was mostly a result of rate increases and the movement of balances from investment securities to loans. Approximately $843,000 of the increase in interest income was related to volume, while $1,815,000 was due to higher interest rates. The higher volume of loans resulted in an additional $2,218,000 in interest income, with growth in commercial loans including tax-exempt loans contributing $1,403,000. Growth in the indirect leasing portfolio contributed $503,000 while growth in home equity loans contributed $272,000. The impact on interest income from the growth in loans was partially offset by a reduction in interest income of $1,350,000 resulting from a lower volume of investment securities. The yield on earning assets increased from 5.37 percent to 5.93 percent for the nine-month periods. The yield on loans increased from 6.09 percent to 6.61 percent during this time, while the yield on investments increased from 4.70 percent to 4.99 percent when comparing the nine-month periods. The yield on commercial and industrial loans benefited the most from the increase in interest rates as most of these loans are indexed to the prime lending rate.

Total interest expense increased $2,833,000, from $8,644,000 to $11,477,000, for the nine-month periods with interest on demand accounts, money market accounts, and time deposits accounting for $884,000, $370,000 and $1,198,000, respectively, of the increase. Approximately $2,728,000 of the increase in interest expense was a result of higher interest rates. The yield on interest-bearing demand accounts, money market accounts and time deposits increased 110 basis points, 116 basis points and 76 basis points, respectively, when comparing the average rate paid for the nine-month periods ended September 30, 2006 and 2005. As was the case for the quarter, the municipal deposits had the largest impact on interest expense on interest-bearing demand accounts and the Treasury Select money market account had the greatest impact on money market expense. The average balance of municipal interest bearing demand accounts increased $10,571,000, or 30.7 percent, when comparing the nine-month periods and the average balance in the Treasury Select product increased $11,858,000, or 49.0 percent, during the same time period. Interest expense on short-term borrowings increased by $323,000 as the average rate paid on these accounts increased from 2.00 percent to 3.40 percent. The average balance of short-term borrowings, mostly commercial sweep accounts, increased $7,202,000, or 54.0 percent, to $20,532,000 for the nine-months ended September 30, 2006.

Management expects the remainder of 2006 and most of 2007 to be challenging with respect to net interest income and the net interest margin. The extremely competitive environment for loans and deposits, as well as the flat yield curve, is expected to continue. These factors combined with QNB’s current interest rate sensitivity position, which has funding sources repricing sooner than earning assets, will likely put more pressure on the net interest margin. However, the ability to continue to successfully increase loan balances should have a positive impact on the net interest margin and interest income, as loans tend to earn a higher yield than investment securities. Mixed signals resulting from recent data on the United States economy make it uncertain whether the Federal Reserve’s next move will be to lower or raise short-term interest rates.

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

QNB’s management determined that $60,000 and $105,000 provisions for loan losses were necessary for the three- and nine-month periods ended September 30, 2006. There was no provision for loan losses necessary for the same periods in 2005. The need for a provision was determined by the analysis described above and resulted in an allowance for loan losses that management believes is adequate in relation to the estimate of known and inherent losses in the portfolio.

Loan charge-offs and non-performing assets remain at low levels. QNB had net charge-offs of $36,000 and $17,000 during the third quarters of 2006 and 2005, respectively. For the nine-month periods ended September 30, 2006 and 2005, QNB had net charge-offs of $58,000 and $44,000, respectively. The net charge-offs during both periods related primarily to loans in the consumer loan portfolio. The asset quality of the commercial portfolio remains excellent.

Non-performing assets (non-accruing loans, loans past due 90 days or more, other real estate owned and other repossessed assets) amounted to .03 percent and .00 percent of total assets, respectively, at September 30, 2006 and 2005. These levels compare to .002 percent at December 31, 2005. Non-accrual loans were $117,000 at September 30, 2006. There were no non-accrual loans at December 31, 2005 or September 30, 2005. QNB did not have any other real estate owned as of September 30, 2006, December 31, 2005 or September 30, 2005. There were no repossessed assets at September 30, 2006, December 31, 2005 or September 30, 2005.

There were no restructured loans as of September 30, 2006, December 31, 2005 or September 30, 2005 as defined in FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for loan losses was $2,573,000 and $2,526,000 at September 30, 2006 and December 31, 2005, respectively. The ratio of the allowance to total loans was .78 percent and .84 percent at the respective period end dates. The decrease in the ratio is a result of the strong growth in the loan portfolio. While QNB believes that its allowance is adequate to cover losses in the loan portfolio, there remain inherent uncertainties regarding future economic events and their potential impact on asset quality.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

PROVISION FOR LOAN LOSSES (Continued)

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At September 30, 2006, the recorded investment in loans for which impairment had been recognized in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15, totaled $117,000. The loans identified as impaired were collateral-dependent, with no valuation allowance necessary. There were no loans considered impaired at September 30, 2005.

Management in determining the allowance for loan losses makes significant estimates and assumptions. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of loan reviews, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral if collateral dependent, or the present value of future cash flows.

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

Total non-interest income increased $209,000, to $1,147,000, for the quarter ended September 30, 2006, when compared to September 30, 2005. For the nine-month period, total non-interest income increased $871,000, to $3,306,000. Excluding gains and losses on the sale of securities and loans, non-interest income for the three-month period increased $20,000, or 2.2 percent, and for the nine-month period decreased $237,000, or 8.2 percent. The first nine months of 2005 had several non-operating items: gain on the liquidation of assets relinquished by a borrower of $209,000, life insurance proceeds of $61,000 and a sales tax refund of $45,000. These items were included in the category other income.

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees remained flat at $488,000 when comparing the two quarters and increased $13,000, or .9 percent, to $1,392,000 when comparing the nine-month periods. Overdraft income increased $18,000 for the three-month period and $51,000 for the nine-month period as a result of an increase in the volume of overdrafts. This additional income helped offset a decline in fee income on business checking accounts and internet bill pay. Fees on business checking accounts declined $10,000 and $26,000 for the three- and nine-month periods, respectively. This decline reflects the impact of a higher earnings credit rate, resulting from the increases in short-term interest rates, applied against balances to offset service charges incurred. QNB eliminated the fee it charged retail customers for the use of internet bill pay during the fourth quarter of 2005, resulting in a

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

reduction in fee income of $7,000 and $19,000, respectively, when comparing the three- and nine-month periods.

ATM and debit card income is primarily comprised of income on debit cards and ATM surcharge income for the use of QNB ATM machines by non-QNB customers. ATM and debit card income was $196,000 for the third quarter of 2006, an increase of $20,000, or 11.4 percent, from the amount recorded during the third quarter of 2005. Income from ATM and debit cards was $575,000 and $506,000 for the nine-months ended September 30, 2006 and 2005, respectively. This represents an increase of 13.6 percent. Debit card income increased $17,000, or 13.7 percent, and $58,000, or 16.4 percent, for the three- and nine-month periods, respectively. The increase in debit card income was a result of the increased reliance on the card as a means of paying for goods and services by both consumers and business cardholders. QNB has been successfully promoting the use of the card by its business customers. In addition, an increase in pin-based transactions, as well as the fee received from VISA, resulted in additional interchange income of $6,000 and $19,000, respectively, when comparing the respective three- and nine-month periods. Partially offsetting these positive variances was a reduction in ATM surcharge income of $2,000 and $6,000, respectively, for the three- and nine-month periods. This decrease was a result of fewer transactions by non-QNB customers at QNB’s ATM machines.

Income on bank-owned life insurance represents the earnings on life insurance policies in which the Bank is the beneficiary. The earnings on these policies were $63,000 and $61,000 for the three-months ended September 30, 2006 and 2005, respectively. For the nine-month period, earnings on these policies were $186,000 and $187,000, respectively. The insurance carriers reset the rates on these policies annually.

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over the period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. Mortgage servicing fees for the three- and nine-month periods ended September 30, 2006 were $26,000 and $74,000, respectively. For the three- and nine-month periods ended September 30, 2005, mortgage servicing income was $27,000 and $63,000, respectively. Included in the 2005 results is a $6,000 and $5,000 positive adjustment to the valuation allowance for impairment resulting from the increase in interest rates during the third quarter of 2005. Excluding the valuation allowance adjustments in 2005, mortgage servicing income would have been $21,000 and $58,000 for the respective three- and nine-month periods. Mortgage servicing income for both the three- and nine-month periods of 2006 was positively impacted by the reduction in amortization expense. Amortization expense for the three-month periods ended September 30, 2006 and 2005 was $18,000 and $27,000, respectively. For the respective nine-month periods, amortization expense was $65,000 and $86,000, respectively. The higher amortization expense in 2005 was a result of early payoffs of mortgage loans through refinancing. As mortgage interest rates have increased, refinancing activity has slowed dramatically. The slowdown in mortgage activity has also had a negative impact on the average balance of mortgages sold and serviced as well as the fee income generated from these loans. The average balance of mortgages serviced for others was $72,662,000 for the third quarter of 2006 compared to $77,066,000 for the third quarter of 2005, a decrease of 5.7 percent. The average balance of mortgages serviced was approximately $74,294,000 for the nine-month period ended September 30, 2006, compared to $77,630,000 for the first nine months of 2005, a decrease of 4.3 percent. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed-income portfolio in an

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

effort to take advantage of changes in the shape of the yield curve, changes in spread relationships in different sectors and for liquidity purposes, as needed. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio.

QNB recorded a net gain/(loss) on investment securities of $196,000 and $(4,000) for the three-month periods ended September 30, 2006 and 2005, respectively. For the third quarter of 2006, gains on the sale of equity securities contributed $207,000, while the sale of fixed-income securities resulted in a loss of $11,000.

Net security gains/(losses) were $611,000 and ($580,000) for the nine-month periods ended September 30, 2006 and 2005, respectively. Of the gains recorded in 2006, $465,000 was from the marketable equity securities portfolio at the Corporation and $146,000 were from the sale of debt and equity securities at the Bank. During the first quarter of 2006, QNB entered into several liquidity transactions through the sale of investment securities to fund strong growth in loans. In addition, QNB sold its preferred stock holdings and recorded a gain of $451,000 on the carrying value of those issues that had previously been impaired and a $300,000 loss on one issue that was not impaired in 2005. Excluding the impairment charge of $1,253,000 in the second quarter of 2005 related to perpetual preferred stock of FNMA and FHLMC, QNB recorded net securities gains of $673,000 during the first nine months of 2005, $240,000 from the sale of debt securities and $433,000 from the sale of equity securities.

The net gain on the sale of residential mortgage loans was $20,000 and $31,000 for the quarters ended September 30, 2006 and 2005, respectively. For the nine-month periods ended September 30, 2006 and 2005, net gains on the sale of loans were $44,000 and $127,000, respectively. Residential mortgage loans to be sold are identified at origination. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. The net gain on the sale of residential mortgage loans has declined as a result of the increase in interest rates over the past year. The increase in interest rates has reduced both the volume of origination and sales activity and the amount of gains recorded at the time of sale. Included in the gains on the sale of residential mortgages in the three-month periods ended September 30, 2006 and 2005 were $7,000 and $17,000 related to the recognition of mortgage servicing assets. Included in the gains on the sale of residential mortgages in the nine-month periods ended September 30, 2006 and 2005 were $23,000 and $56,000, respectively, related to the recognition of mortgage servicing assets. Proceeds from the sale of mortgages were $908,000 and $2,277,000 for the third quarter of 2006 and 2005, respectively. For the nine-month periods, proceeds from the sale of residential mortgage loans amounted to $3,048,000 and $7,510,000, respectively.

Other income remained flat when comparing the third quarters of 2006 and 2005. For the nine-month period, other operating income decreased $329,000, or 43.7 percent, to $424,000. The non-operating items mentioned earlier accounted for most of the decrease.

NON-INTEREST EXPENSE

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services and various other operating expenses. Total non-interest expense of $3,254,000 for the quarter ended September 30, 2006 represents an increase of $114,000, or 3.6 percent, from levels reported in the third quarter of 2005. Total non-interest expense for the nine-months ended September 30, 2006 was $9,772,000, an increase of $80,000, or .8 percent, over 2005 levels.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (Continued)

Salaries and benefits is the largest component of non-interest expense. Salary and benefit expense increased $92,000, or 5.3 percent, to $1,820,000 for the quarter ended September 30, 2006 compared to the same quarter in 2005. Salary expense increased $84,000, or 6.0 percent, during the period to $1,487,000, while benefits expense increased $8,000, or 2.5 percent, to $333,000. Included in salary expense for the third quarter of 2006 was $27,000 of stock option expense associated with the adoption of FASB No. 123r.

Included as a reduction to salary expense for the three-months ended September 30, 2005 was a reversal of $40,000 of anticipated incentive compensation accrued during the first quarter of 2005. Excluding the impact of the stock option expense in the third quarter of 2006 and the reversal of the incentive compensation accrual in the third quarter of 2005, salary expense increased 1.2 percent for the three-month period. The number of full time-equivalent employees decreased by one when comparing the third quarters of 2006 and 2005. The increase in benefits expense was primarily in payroll tax expense and retirement plan expense.

For the nine-month period ended September 30, 2006, salary and benefit expense increased $11,000, to $5,439,000, compared to the same period in 2005. Salary expense increased by $12,000, or .3 percent, to $4,368,000, while benefits expense decreased by $1,000, or .1 percent, to $1,071,000, when comparing the two periods. Included in salary expense for the nine-month period of 2006 was $86,000 in stock option expense associated with the adoption of FASB No. 123r. Excluding the impact of the stock option expense, salary expense decreased 1.7 percent for the nine-month period. The number of full time-equivalent employees decreased by five when comparing the nine-month periods.

Net occupancy expense increased $19,000, to $287,000, when comparing the third quarter of 2006 to the third quarter of 2005. For the nine-month period, net occupancy expense increased $41,000, to $862,000. Contributing to the increase in both the three- and nine-month periods was higher costs related to depreciation, building maintenance, utilities and real estate taxes. A portion of these increases were a result of the opening of a loan center in June 2006.

Furniture and equipment expense decreased $13,000, or 4.6 percent, to $269,000, when comparing the three-month periods ended September 30, 2006 and 2005 and decreased $100,000, or 11.7 percent, to $755,000, when comparing the nine-month periods. Depreciation on furniture and equipment and amortization of software costs declined by $28,000 for the three-month period and $119,000 for the nine-month period. Hardware and software associated with the Bank’s core computer system acquired in 2000 became fully depreciated in 2005. The rate of decline in depreciation and amortization expense has slowed throughout 2006 as some hardware associated with the computer system was replaced during the second quarter of 2006 and due to the acquisition of assets associated with the loan center. Partially offsetting these savings were higher costs associated with equipment maintenance, both repairs and maintenance contracts.

Third party services are comprised of professional services including legal, accounting and auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense was $164,000 in the third quarter of 2006, compared to $171,000 for the third quarter of 2005. During the third quarter of 2005, QNB used consultants to assist its entrance into the indirect leasing business and for the development of its strategic plan, resulting in a higher expense in the third quarter of 2005 than the same period in 2006. Partially offsetting these savings was an increase in outsourced internal audit and external auditing fees and legal expense. For the nine-month period, third party services increased $49,000, to $529,000. Legal expense increased $33,000 when comparing the nine-month periods due to special project work. Outsourced internal

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (Continued)

audit, external audit and accounting fees increased $26,000 due to a general increase in fees and special project work. In addition, with the elimination of the fee charged to consumers for the use of internet bill pay services, QNB has experienced rapid growth in this service. As a result, the fees paid to the vendor who processes these payments have increased by $24,000 for the nine-month period. QNB stopped offering trust services in 2006 resulting in a savings of $14,000 previously paid to a third party vendor.

Telephone, postage and supplies expense decreased $5,000, to $120,000, when comparing the three-month periods, but increased $35,000, to $396,000, when comparing the nine-month periods. Postage expense increased $14,000 when comparing the nine-month periods, as a result of an increase in both the volume of mailings as well as the cost per mailing as the U.S. Postal service raised rates effective January 2006. Supplies expense increased $18,000 when comparing the nine-month periods. Contributing to this increase were costs for ATM cards and costs related to supplies for the new loan center.

State tax expense represents the payment of the Pennsylvania shares tax, which is based on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. For the three-month period ended September 30, 2006, state tax expense increased $9,000, to $112,000, while for the nine-month period state taxes increased $19,000, to $339,000. The shares tax increased $9,000 for the quarter and $27,000 for the nine-month period, a result of the increase in the Bank’s equity. This increase for the nine-month period was offset by a decrease in the capital stock tax paid by the Corporation of $8,000 for the nine-month period.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 2006, QNB's net deferred tax asset was $1,346,000. The primary components of deferred taxes are a deferred tax asset of $847,000 relating to the allowance for loan losses and a deferred tax asset of $642,000 resulting from the FASB No. 115 adjustment for available-for-sale investment securities. As of September 30, 2005, QNB's net deferred tax asset was $959,000. The primary components of deferred taxes was a deferred tax asset of $743,000 relating to the allowance for loan losses, $390,000 related to impaired equity securities and $175,000 resulting from the FASB No. 115 adjustment for available-for-sale investment securities.

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. A valuation allowance of $190,000 was established as of June 30, 2005 to offset a portion of the tax benefits associated with certain impaired securities that management believed may not be realizable. This valuation allowance was increased to $209,000 at December 31, 2005. Approximately $163,000 of this valuation allowance was reversed during the first nine months of 2006 as a result of the ability to realize tax benefits associated with certain impaired securities. Management believes it is more likely than not that QNB will realize the benefits of these remaining deferred tax assets. The net deferred tax asset is included in other assets on the consolidated balance sheet.

Applicable income taxes and effective tax rates were $356,000, or 19.0 percent, for the three-month period ended September 30, 2006, and $385,000, or 21.2 percent, for the same period in 2005. For the nine-month periods, applicable income taxes and effective tax rates were $988,000, or 18.0 percent, in 2006 and $1,124,000, or 22.7 percent, in 2005. The establishment of the valuation allowance in 2005 and the partial reversal in 2006 contributed to the differences in the effective tax rates when comparing the periods.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION ANALYSIS

The following balance sheet analysis compares average balance sheet data for the nine-months ended September 30, 2006 and 2005, as well as the period end balances as of September 30, 2006 and December 31, 2005.

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

Average earning assets for the nine-month period ended September 30, 2006 increased $8,283,000, or 1.5 percent, to $555,522,000, from $547,239,000 for the nine-months ended September 30, 2005. Average loans increased $46,236,000, or 16.9 percent, while average investments decreased $36,875,000, or 14.0 percent. Average Federal funds sold decreased $1,003,000 when comparing these same periods. The growth in average loans during the past year was funded primarily through the reduction of the investment portfolio and an increase in commercial sweep balances classified as short-term borrowings.

Total loans increased 15.4 percent between September 30, 2006 and September 30, 2005 and 10.1 percent since December 31, 2005. This loan growth was achieved despite the extremely competitive environment for both commercial and consumer loans. Continued loan growth remains one of the primary goals of QNB.

Average total commercial loans increased $31,697,000 when comparing the first nine months of 2006 to the first nine months of 2005. Most of the 17.4 percent growth in average commercial loans is in loans secured by real estate, either commercial or residential properties, which increased $18,791,000. Of this increase $15,476,000, or 82.4 percent, are adjustable-rate loans. While adjustable, most of these loans have a fixed rate for a period of time, from one year to ten years, before the rate adjusts. The growth in the commercial and industrial category represents loans with fixed interest rates. Given the significant increase in the prime rate over the past two years and the flat shape of the yield curve, customers are requesting to lock in a fixed-rate versus a rate floating with prime. Also contributing to the growth in total commercial loans was an increase in tax-exempt loans. QNB continues to be successful in competing for loans to schools and municipalities. Average tax-exempt loans increased $8,192,000, or 64.6 percent, when comparing the nine-month periods.

Indirect lease financing receivables represent loans to small businesses that are collateralized by equipment. These loans are originated by a third party and purchased by QNB based on criteria specified by QNB. The criteria include minimum credit scores of the borrower, term of the lease, type and age of equipment financed and geographic area. The geographic area primarily represents states contiguous to Pennsylvania. QNB is not the lessor and does not service these loans. Average indirect lease financing loans increased $7,386,000 when comparing the nine-month periods. QNB began purchasing these loans in the second quarter of 2005.

Average home equity loans and residential mortgage loans increased $6,194,000 and $1,060,000, respectively, when comparing the first nine months of 2006 to the first nine months of 2005. The 10.3 percent increase in average home equity loans reflects their continued popularity with consumers, especially those refinancing existing residential mortgage loans, because they have lower origination costs than residential mortgage loans. When comparing average balances, all of the growth in home equity loans in the past year has been in fixed-rate home equity term loans. This product became more attractive to consumers as the prime rate rose during 2005 and 2006, which resulted in many borrowers refinancing their floating-rate lines into fixed-rate home equity loans. QNB has been aggressive in pricing its fixed-rate home equity loans relative to the market.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION ANALYSIS (Continued)

Total average deposits decreased $3,334,000, or .7 percent, to $462,171,000 for the nine months of 2006 compared to the first nine months of 2005. Money market account balances decreased $5,023,000 on average. The decrease in money market balances reflects the decision made during the third quarter of 2005 not to aggressively seek to retain the short-term deposits of a school district by paying high short-term rates. With the flat yield curve, these funds would not have added significant incremental net interest income and would have further eroded the net interest margin. The impact of the loss of these balances was partially offset by growth in the Treasury Select money market product. Average balances of these accounts increased $11,858,000, or 49.0 percent, to $36,049,000. This product is a variable-rate account, indexed to a percentage of the monthly average of the 91-day Treasury bill rate based on balances in the account. This product has become a popular alternative to time deposits and saving accounts because of its competitive rate and the ability to make deposits and withdrawals. Average savings accounts declined $5,029,000, or 9.2 percent, when comparing the nine-month periods as some customers sought out higher yielding money market accounts and short-term time deposits.

The decline in money market and savings accounts was partially offset by growth in average interest-bearing demand deposits, which increased $6,764,000 when comparing the two periods. The growth in interest-bearing demand deposits is centered in the deposits of local municipalities and school districts.

Increasing time deposit balances continues to be a challenge because of the rate competition for such deposits, particularly with maturities between six months through two years. Matching or beating competitors’ rates could have a negative impact on the net interest margin. Average time deposits increased $867,000, or .4 percent, to $208,160,000 for the nine months of 2006.

QNB used short-term borrowings, including overnight borrowings and repurchase agreements, to help fund the loan growth and decline in deposits. Total average short-term borrowings increased $7,202,000 when comparing the two periods with repurchase agreements, a sweep product for commercial customers, increasing $5,627,000.

Total assets at September 30, 2006 were $592,874,000, compared with $582,205,000 at December 31, 2005, an increase of 1.8 percent. The composition of the asset side of the balance sheet shifted from year-end with total loans increasing $30,451,000 between December 31, 2005 and September 30, 2006. In contrast, total investment securities declined by $19,895,000 between these dates. Cash and due from banks decreased by $9,660,000, primarily as a result of deposit reclassification which enabled QNB to reduce its required balances at the Federal Reserve Bank. Premises and equipment increased $1,119,000 primarily as a result of the cost of renovations and furniture for the new loan center.

On the liability side, total deposits increased by $4,831,000, or 1.1 percent, since year-end. The composition of the deposits changed slightly as declines in non-interest bearing demand accounts of $4,807,000 and savings accounts of $4,471,000 was offset by growth of $12,930,000 in money market accounts. Treasury Select money market balances increased $15,241,000 between December 31, 2005 and September 30, 2006. Time deposits increased only $169,000 between December 31, 2005 and September 30, 2006.

Short-term borrowings increased $2,132,000 between December 31, 2005 and September 30, 2006, as repurchase agreement balances increased $3,622,000 and Federal funds purchased decreased $1,490,000.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION ANALYSIS (Continued)

At September 30, 2006, the fair value of investment securities available-for-sale was $213,384,000, or $1,890,000 below the amortized cost of $215,274,000. This compares to a fair value of $233,275,000, or $1,912,000 below the amortized cost of $235,187,000, at December 31, 2005. An unrealized holding loss, net of taxes, of $1,247,000 was recorded as a decrease to shareholders’ equity at September 30, 2006, while an unrealized holding loss of $1,262,000 was recorded as a decrease to shareholders' equity at December 31, 2005.

The available-for-sale portfolio had a weighted average maturity of approximately 3 years, 11 months at September 30, 2006 and 4 years, 5 months at December 31, 2005. The weighted average tax-equivalent yield was 5.05 percent and 4.87 percent at September 30, 2006 and December 31, 2005. The weighted average maturity is based on the stated contractual maturity or likely call date of all securities except for mortgage-backed securities and collateralized mortgage obligations (CMOs), which are based on estimated average life. The maturity of the portfolio could be shorter if interest rates would decline and prepayments on mortgage-backed securities and CMOs increased or if more securities are called. However, the estimated average life could be longer if rates were to increase and principal payments on mortgage-backed securities and CMOs would slow or bonds anticipated to be called are not called. The interest rate sensitivity analysis reflects the repricing term of the securities portfolio based upon estimated call dates and anticipated cash flows assuming an unchanged as well as a shocked interest rate environment.

Investment securities held-to-maturity are reported at amortized cost. The held-to-maturity portfolio is comprised solely of tax-exempt municipal securities. As of September 30, 2006 and December 31, 2005, QNB had securities classified as held-to-maturity with an amortized cost of $5,893,000 and $5,897,000 and a market value of $6,047,000 and $6,082,000, respectively. The held-to-maturity portfolio had a weighted average maturity of approximately 3 years, 1 month at September 30, 2006 and 3 years, 10 months at December 31, 2005. The weighted average tax-equivalent yield was 6.75 percent at September 30, 2006 and 6.78 percent at December 31, 2005.

LIQUIDITY

Liquidity represents an institution’s ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. QNB manages its mix of cash, Federal funds sold and investment securities in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities. The portfolio of investment securities available-for-sale and QNB's policy of selling certain residential mortgage originations in the secondary market also provide sources of liquidity. Additional sources of liquidity are provided by the Bank’s membership in the Federal Home Loan Bank of Pittsburgh (FHLB) and two $10,000,000 unsecured Federal funds line granted by correspondent banks. In addition, the Bank has a maximum borrowing capacity with the FHLB of approximately $246,381,000. At September 30, 2006, QNB’s outstanding borrowings under the FHLB credit facilities totaled $55,000,000.

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale totaled $232,577,000 and $254,216,000 at September 30, 2006 and December 31, 2005, respectively. These sources should be adequate to meet normal fluctuations in loan demand and deposit withdrawals. During the first nine months of 2006, QNB used both its Federal funds line and overnight borrowings with the FHLB to help temporarily fund deposit withdrawals and loan growth. In addition, QNB entered into several investment sales transactions during the first quarter of 2006 for the purpose of providing liquidity. Average Federal funds

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY (Continued)

purchased and overnight borrowings were $776,000 during the third quarter of 2006 compared to $56,000 for the same period in 2005. At September 30, 2006, QNB had no Federal funds purchased.

Approximately $87,707,000 and $68,917,000 of available-for-sale securities at September 30, 2006 and December 31, 2005, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The increase in the pledged balances at September 30, 2006 reflects the increase in the seasonal deposits of public funds as well as the increase in repurchase agreements since December 31, 2005. In addition, under the terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB.

QNB anticipates the rate of loan growth, which slowed during the third quarter of 2006, to remain slow during the next couple of quarters as the economy cools. In addition, the deposit balances held by school districts should decrease during the next few quarters as the taxes collected are used to fund operations.

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at September 30, 2006 was $49,641,000, or 8.37 percent of total assets. This level compares to shareholders' equity of $46,564,000, or 8.00 percent of total assets, at December 31, 2005. Shareholders’ equity at September 30, 2006 includes a negative adjustment of $1,247,000 related to unrealized holding losses, net of taxes, on investment securities available-for-sale, while shareholders' equity at December 31, 2005 includes a negative adjustment of $1,262,000. Without these adjustments shareholders' equity to total assets would have been 8.58 percent and 8.21 percent at September 30, 2006 and December 31, 2005, respectively. The increase in the ratio was a result of the rate of capital retention exceeding the rate of asset growth. Total assets increased 1.8 percent between December 31, 2005 and September 30, 2006, while shareholders’ equity, excluding the net unrealized holding losses, increased 6.4 percent.

Shareholders' equity averaged $49,348,000 for the first nine months of 2006 and $46,580,000 during all of 2005, an increase of 5.9 percent. The ratio of average total equity to average total assets increased to 8.36 percent for the first nine months of 2006, compared to 7.98 percent for all of 2005.

QNB is subject to various regulatory capital requirements as issued by Federal regulatory authorities. Regulatory capital is defined in terms of Tier I capital (shareholders’ equity excluding unrealized gains or losses on available-for-sale securities and disallowed intangible assets), Tier II capital, which includes the allowance for loan losses and a portion of the unrealized gains on equity securities, and total capital (Tier I plus Tier II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet arrangements, such as letters of credit and loan commitments, based on associated risk. Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to total quarterly average assets.

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based and 4.00 percent for leverage. Under the requirements, QNB had a Tier I capital ratio of 13.21 percent and 13.04 percent, a total risk-based ratio of 13.89 percent and 13.77 percent and a leverage ratio of 8.44 percent and 8.15 percent at September 30, 2006 and December 31, 2005, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

CAPITAL ADEQUACY (Continued)

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At September 30, 2006 and December 31, 2005, QNB met the "well capitalized" criteria, which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively, and a Tier I leverage ratio of 5.00 percent.

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

Gap analysis measures the difference between volumes of rate-sensitive assets and liabilities and quantifies these repricing differences for various time intervals. Static gap analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income because changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously. Interest rate sensitivity analysis also involves assumptions on certain categories of assets and deposits. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities, CMOs and amortizing loans are scheduled based on their anticipated cash flow. Savings accounts, including passbook, statement savings, money market, and interest-bearing demand accounts, do not have a stated maturity or repricing terms and can be withdrawn or repriced at any time. This may impact QNB’s margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity. The Treasury Select Indexed Money Market account reprices monthly, based on a percentage of the average of the 91-day Treasury bill rate.

A positive gap results when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities. A negative gap results when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets.

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At September 30, 2006, interest-earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $188,792,000. Interest-sensitive liabilities scheduled to mature or reprice within one year were $288,022,000. The one-year cumulative gap, which reflects QNB’s interest sensitivity over a period of time, was a negative $99,230,000 at September 30, 2006. The cumulative one-year gap equals -17.27 percent of total rate sensitive assets. This compares to a negative gap position of $39,123,000, or -7.04 percent, of total rate sensitive assets, at December 31, 2005. The increase in the negative gap position in the one-year time frame was primarily the result of changes in the repricing and maturity structure of the Bank’s interest sensitive liabilities. The amount of time deposits maturing or repricing in less than one year increased significantly. At September 30, 2006, $142,923,000, or 67.6 percent, of total time deposits were scheduled to reprice or mature in the next twelve months. This level compares to $95,840,000, or 45.4 percent, of total time deposits at December 31, 2005. In addition, balances in the Treasury Select Money Market account increased by $15,241,000 between December 31, 2005 and September 30, 2006. Both of these events reflect consumers desire to invest in shorter term investments whose rates have increased significantly and which could increase further if market rates

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

INTEREST RATE SENSITIVITY (Continued)

continue to increase. Also contributing to the increase in interest sensitive liabilities was the interest bearing municipal deposit accounts which increased by $9,045,000 between December 31, 2005 and September 30, 2006 due to the seasonal tax deposits of the municipalities and school districts. On the asset side, the amount of assets maturing or repricing increased by $9,460,000 from December 31, 2005 to September 30, 2006. This increase was primarily caused by the shorter average life of the investment portfolio and a $7,976,000 increase in Federal funds from December. This was offset by a decline of $6,333,000 in loans maturing or repricing in the one-year time frame. This decline was partially a result of customers negotiating existing variable-rate loans to longer-term fixed rate loans. This negative gap position has contributed to the decline in the net interest margin as interest rates have increased on a greater amount of liabilities than earning assets.

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on what management believes at that time to be the most likely interest rate environment. Management also evaluates the impact of higher and lower interest rates by simulating the impact on net interest income of changing rates. While management performs rate shocks of 100, 200 and 300 basis points, it believes, that given the level of interest rates at September 30, 2006, that it is unlikely that interest rates would decline by 300 basis points. The simulation results can be found in the chart on page 36.

The decline in net interest income in a rising rate environment is consistent with the gap analysis and reflects the fixed-rate nature of the investment and loan portfolio and the increased expense associated with higher costing deposits and short-term borrowings. Also, impacting net interest income in a rising rate environment would be the conversion of some of the borrowings from the FHLB from fixed rate to variable rate tied to LIBOR. If converted, QNB has the option to return the borrowings to the FHLB without penalty. Net interest income increases slightly if rates would to decline by 100 basis points. However, in the 200 basis point down scenario, net interest income remains relatively flat which indicates the current interest pricing on interest-bearing transaction accounts, regular money market accounts and savings accounts are at their hypothetical floors. Interest rates on these products do not have the ability to decline to the degree that rates on earning assets can. These results are inconsistent with the gap analysis and identify some of the weaknesses of gap analysis which does not take into consideration the magnitude of the rate change on different instruments or the timing of the rate change.

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

The nature of QNB’s current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At September 30, 2006, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

INTEREST RATE SENSITIVITY (Continued)

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

Change in Interest Rates	Net Interest Income	Dollar Change	% Change
+300 Basis Points	$13,010	$(2,815)	(17.79)%
+200 Basis Points	14,020	(1,805)	(11.41)
+100 Basis Points	15,101	(724)	(4.57)
FLAT RATE	15,825	—	—
-100 Basis Points	16,084	259	1.64
-200 Basis Points	15,822	(3)	(0.02)

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
SEPTEMBER 30, 2006

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

QNB Corp.

Date:  November 8, 2006
By:  /s/ Thomas J. Bisko

Thomas J. Bisko
President/CEO

Date:  November 8, 2006
By:  /s/ Bret H. Krevolin

Bret H. Krevolin
Chief Financial Officer