Form 10-K
period 2006-12-31
QNB CORP
filed 2007-03-14
CIK 750558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________________ to ____________________

Commission file number 0-17706

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2318082
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

15 North Third Street, Quakertown, PA	18951-9005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 538-5600

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.625 par value	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securites Act.   YES ☐  NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☑

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐             Accelerated filer ☑         Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☑

As of March 1, 2007, 3,128,598 shares of Common Stock of the Registrant were outstanding. As of June 30, 2006, the aggregate market value of the Common Stock of the Registrant held by nonaffiliates was approximately $72,223,588 based upon the average bid and ask price of the common stock as reported on the OTC BB.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s Proxy Statement for the annual meeting of its shareholders to be held May 15, 2007 are incorporated by reference in Part III of this report.

FORM 10-K INDEX

PART I

FORWARD-LOOKING STATEMENTS

In addition to historical information, this document contains forward-looking statements. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may” or similar expressions. The U.S. Private Securities Litigation Reform Act of 1995 provides a safe harbor in regard to the inclusion of forward-looking statements in this document and documents incorporated by reference.

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:

•	Volatility in interest rates and shape of the yield curve;
•	Increased credit risk;
•	Operating, legal and regulatory risks;
•	Economic, political and competitive forces affecting the Corporation’s line of business; and
•	The risk that the analysis of these risks and forces could be incorrect, and/or that the strategies developed to address them could be unsuccessful.

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

Overview
QNB was incorporated under the laws of the Commonwealth of Pennsylvania on June 4, 1984. QNB is registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act of 1956 and conducts its business through its wholly-owned subsidiary, The Quakertown National Bank (the Bank).

The Bank is a national banking association organized in 1877. The Bank is chartered under the National Banking Act and is subject to federal and state laws applicable to commercial banks. The Bank’s principal office is located in Quakertown, Bucks County, Pennsylvania. The Bank also operates seven other full-service community banking offices in Bucks, Montgomery and Lehigh counties in southeastern Pennsylvania.

The Bank is engaged in the general commercial banking business and provides a full range of banking services to its customers. These banking services consist of, among other things, attracting deposits and using these funds in making commercial loans, residential mortgage loans, consumer loans, and purchasing investment securities. These deposits are in the form of time, demand and savings accounts. Such time deposits include certificates of deposit and individual retirement accounts. The Bank’s savings accounts include money market accounts, club accounts, interest-bearing demand accounts and traditional statement savings accounts.

At December 31, 2006, QNB had total assets of $614,539,000, total loans of $343,496,000, total deposits of $478,922,000 and total shareholders’ equity of $50,410,000. For the year ended December 31, 2006, QNB reported net income of $5,420,000 compared to net income for the year ended December 31, 2005 of $5,046,000, an increase of 7.4 percent.

At March 1, 2007, the Bank had 138 full-time employees and 34 part-time employees. The Bank’s employees have a customer-oriented philosophy, a strong commitment to service and a “sincere interest” in their customers’ success. They maintain close contact with both the residents and local business people in the communities in which they serve, responding to changes in market conditions and customer requests in a timely manner.

Competition and Market Area

The banking business is highly competitive, and the profitability of QNB depends principally upon the Bank’s ability to compete in its market area. QNB faces intense competition within its market, both in making loans and attracting deposits. The upper Bucks, southern Lehigh, and northern Montgomery areas have a high concentration of financial institutions, including large national and regional banks, community banks, savings institutions, credit unions and on-line banks. Some of QNB’s competitors offer products and services that QNB currently does not offer, such as traditional trust and full-service insurance. However, QNB has been able to compete effectively with other financial institutions by emphasizing the establishment of long-term relationships and customer loyalty. A strong focus on small-business solutions, providing fast local decision-making on loans, exceptional personal customer service and up-to-date technology solutions, including internet-banking and electronic bill pay, also enable QNB to compete successfully.

Competition for loans and deposits comes principally from commercial banks, savings institutions, credit unions and non-bank financial service providers. Factors in successfully competing for deposits include providing convenient locations and hours of operation, attractive rates, low fees, and alternative delivery systems. One such delivery system is a courier service offered to businesses to assist in their daily banking needs without having to leave their workplace. Successful loan origination tends to depend on being responsive and flexible to the customer’s needs, as well as the interest rate and terms of the loan. While many competitors within the Bank’s primary market have substantially higher legal lending limits, QNB often has the ability, through loan participations, to meet the larger lending needs of its customers.

QNB’s success is dependent to a significant degree on economic conditions in eastern Pennsylvania, especially upper Bucks, southern Lehigh and northern Montgomery counties, which it defines as its primary market. The banking industry is affected by general economic conditions, including the effects of inflation, recession, unemployment, real estate values and trends in the national and global economies, and other factors beyond QNB’s control.

SUPERVISION AND REGULATION

Bank holding companies and banks operate in a highly regulated environment and are regularly examined by federal and state regulatory authorities. Federal statutes that apply to QNB and its subsidiary include the Gramm-Leach-Bliley Act (GLBA), the Bank Holding Company Act of 1956 (BHCA), the Federal Reserve Act and the Federal Deposit Insurance Act (FDIA). In general, these statutes regulate the corporate governance of the Bank and eligible business activities of QNB, certain acquisition and merger restrictions, intercompany transactions, such as loans and dividends, and capital adequacy, among other restrictions. Other corporate governance requirements are imposed on QNB by federal laws, including the Sarbanes-Oxley Act, described later.

To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by references to the particular statutory, or regulatory, provisions themselves. Proposals to change banking laws and regulations are frequently introduced in Congress, the state legislatures, and before the various bank regulatory agencies. QNB cannot determine the likelihood of passage or timing of any such proposals or legislation or the impact they may have on QNB and its subsidiary. A change in law, regulations or regulatory policy may have a material effect on QNB and its subsidiary.

Bank Holding Company Regulation

QNB is registered as a bank holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System (the Federal Reserve) under the BHCA. In addition, QNB Corp., as a Pennsylvania business corporation, is also subject to the provisions of Section 115 of the Pennsylvania Banking Code of 1965 and the Business Corporation Law of 1988, as amended.

Bank holding companies are required to file periodic reports with, and are subject to examination by, the Federal Reserve. The Federal Reserve’s regulations require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve, pursuant to its “source of strength” regulations, may require QNB to commit its resources to provide adequate capital funds to the Bank during periods of financial distress or adversity.

Federal Reserve approval may be required before QNB may begin to engage in any non-banking activity and before any non-banking business may be acquired by QNB.

Dividend Restrictions

Federal and state laws regulate the payment of dividends by the Bank. Under the National Bank Act, the Bank is required to obtain the prior approval of the Office of the Comptroller of the Currency (OCC) for the payment of dividends, if the total of all dividends declared by it in one year would exceed its net profits for the current year plus its retained net profits for the two preceding years less any required transfers to surplus. In addition, the Bank may only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed statutory bad debts. Under the FDIA, the Bank is prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy its minimum capital requirements. See also “Supervision and Regulation - Bank Regulation”.

Further, it is the policy of the Federal Reserve that bank holding companies should pay dividends only out of current earnings. Federal banking regulators also have the authority to prohibit banks and bank holding companies from paying a dividend if they should deem such payment to be an unsafe or unsound practice.

Capital Adequacy

Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8 percent. At least half of total capital must be Tier 1 capital. Tier 1 capital consists principally of common shareholders’ equity, plus retained earnings, less certain intangible assets. The remainder of total capital may consist of the allowance for loan loss, which is considered Tier 2 capital. At December 31, 2006, QNB’s Tier 1 capital and total (Tier 1 and Tier 2 combined) capital ratios were 13.15 percent and 13.91 percent, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum leverage ratio. This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 4 percent for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1 percent to 2 percent above the stated minimum. At December 31, 2006, QNB’s leverage ratio was 8.42 percent.

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

At December 31, 2006, QNB qualified as well capitalized under these regulatory standards. See Note 20 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

Bank Regulation

The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, including the National Bank Act, to members of the Federal Reserve System, and to banks whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC). These operations are also subject to regulations of the OCC, the Federal Reserve, and the FDIC.

The OCC, which has primary supervisory authority over the Bank, regularly examines banks in such areas as loans and the allowance for loan losses, investments, management practices, regulatory compliance and other aspects of operations. These examinations are designed for the protection of depositors rather than QNB’s shareholders. The Bank must furnish annual and quarterly reports to the OCC, which has the authority under the Financial Institutions Supervisory Act and the FDIA, to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business or from otherwise conducting activities in violation of the law.

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

As a subsidiary bank of a bank holding company, the Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to QNB on investments in the stock or other securities of QNB, and on taking such stock or securities as collateral for loans.

The Bank is a member of the Federal Reserve System and therefore, the policies and regulations of the Federal Reserve Board have a significant impact on many elements of the Bank’s operations including the ability to grow deposits and loans, the rate of interest earned and paid and levels of liquidity and required capital. Management cannot predict the effects of such policies and regulations upon the Bank’s business model and the corresponding impact they may have on future earnings.

FDIC Insurance Assessments

The Bank is subject to deposit insurance assessments by the FDIC based on the risk classification of the Bank. The Bank was not subject to any regular insurance assessments by the FDIC in 2006. In 2006, the FDIC approved the reinstatement of regular insurance assessments effective January 1, 2007. The assessments will be determined using a risk-based system. Using the information currently available, it is estimated that the assessment for the Bank will be approximately $.052 per $100 of deposits in 2007. The FDIC is providing a credit to institutions that paid assessments in the past which can be used to offset their regular insurance assessments in future years. The Bank has an estimated credit of $340,000 which should be sufficient to cover the 2007 assessment.

Insured deposits are also assessed to fund debt service on certain related federal government bonds. The total assessment paid by the Bank in 2006 to fund this debt service was $57,000.

Community Reinvestment Act (CRA)

Under the Community Reinvestment Act, as amended, the OCC is required to assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the community that they serve. The act focuses specifically on low- and moderate-income neighborhoods. The OCC takes an institution’s record into account in its evaluation of any application made by such institutions for, among other things:

•	Approval of a branch or other deposit facility;
•	An office relocation or a merger; and
•	Any acquisition of bank shares.

The CRA, as amended, also requires that the OCC make publicly available the evaluation of the Bank’s record of meeting the credit needs of its entire community, including low- and moderate-income neighborhoods. This evaluation includes a descriptive rating of either outstanding, satisfactory, needs to improve, or substantial noncompliance, and a statement describing the basis for the rating. The Bank’s most recent CRA rating was satisfactory.

Monetary and Fiscal Policies

The financial services industry, including QNB and the Bank, is affected by the monetary and fiscal policies of government agencies, including the Federal Reserve. Through open market securities transactions and changes in its discount rate and reserve requirements, the Federal Reserve exerts considerable influence over the cost and availability of funds for lending and investment.

USA Patriot Act

The USA Patriot Act strengthens the anti-money laundering provisions of the Bank Secrecy Act. The Act requires financial institutions to establish certain procedures to be able to identify and verify the identity of its customers. Specifically the Bank must have procedures in place to:

•	Verify the identity of persons applying to open an account,
•	Ensure adequate maintenance of the records used to verify a person’s identity, and
•	Determine whether a person is on any U.S. governmental agency list of known or suspected terrorists or a terrorist organization

The Bank has implemented the required internal controls to ensure proper compliance with the USA Patriot Act.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act is intended to bolster public confidence in the nation’s capital markets by imposing new duties and penalties for non-compliance on public companies and their executives, directors, auditors, attorneys and securities analysts. Some of the more significant aspects of the Act include:

•
Corporate Responsibility for Financial Reports - requires Chief Executive Officers (CEOs) and Chief Financial Officers (CFOs) to personally certify and be accountable for their Company’s financial records and accounting and internal controls.

•	Management Assessment of Internal Controls - requires auditors to certify the Company’s underlying controls and processes that are used to compile the financial results.
•	Real-time Issuer Disclosures - requires that companies provide real-time disclosures of any events that may affect its stock price or financial performance, generally within a 48-hour period.
•
Criminal Penalties for Altering Documents - provides severe penalties for “whoever knowingly alters, destroys, mutilates” any record or document with intent to impede an investigation. Penalties include monetary fines and prison time.

The Act also imposes requirements for corporate governance, auditor independence, accounting standards, audit committee member independence and increased authority, executive compensation, insider loans and whistleblower protection. As a result of the Act, QNB adopted a Code of Business Conduct and Ethics applicable to its CEO, CFO and Controller, which meets the requirements of the Act, to supplement its long-standing Code of Ethics, which applies to all directors and employees.

QNB’s Code of Business Conduct and Ethics can be found on the Corporation’s website at www.qnb.com.

Additional Information

QNB’s principal executive offices are located at 15 North Third Street, Quakertown, Pennsylvania 18951. Its telephone number is (215) 538-5600.

This annual report, including the exhibits and schedules filed as part of the annual report on Form 10-K, may be inspected at the public reference facility maintained by the Securities and Exchange Commission (SEC) at its public reference room at 450 Fifth Street, NW, Washington, DC 20549 and copies of all, or any part thereof, may be obtained from that office upon payment of the prescribed fees. You may call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room and you can request copies of the documents upon payment of a duplicating fee, by writing to the SEC. In addition, the SEC maintains a website that contains reports, proxy and information statements and other information regarding registrants, including QNB, that file electronically with the SEC which can be accessed at www.sec.gov.

QNB also makes its periodic and current reports available, free of charge, on its website, www.qnb.com, as soon as reasonably practicable after such material is electronically filed with the SEC. Information available on the website is not a part of, and should not be incorporated into, this annual report on Form 10-K.

ITEM 1A.	RISK FACTORS

The following discusses risks that management believes are specific to our business and could have a negative impact on QNB’s financial performance. When analyzing an investment in QNB, the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this report should be carefully considered. This list should not be viewed as comprehensive and may not include all risks that may affect the financial performance of QNB:

Interest Rate Risk

QNB’s profitability is largely a function of the spread between the interest rates earned on earning assets and the interest rates paid on deposits and other interest-bearing liabilities. Like most financial institutions, QNB’s net interest income and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and QNB’s ability to respond to changes in such rates. At any given time, QNB’s assets and liabilities may be such that they are affected differently by a change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable- and fixed- rate loans or investment securities in QNB’s portfolio could have a positive or negative effect on its net income, capital and liquidity. Although management believes it has implemented strategies and guidelines to reduce the potential effects of adverse changes in interest rates on results of operations, any substantial and prolonged change in market interest rates could negatively affect operating results.

The yield curve for the various maturities of U. S. Treasury securities provides a fundamental barometer that gauges the prevailing interest rate profile and, simultaneously, acts as a guidepost for current loan and deposit pricing constraints. The slope of the yield curve is driven primarily by expectations for future interest rate increases and inflationary trends. A normal yield curve has a slope that reflects lower costs for shorter-term financial instruments, accompanied by increases in costs for longer term instruments all along the maturity continuum.

Short-term interest rates are highly influenced by the monetary policy of the Federal Reserve Bank. The Federal Open Market Committee, a committee of the Federal Reserve Bank, targets the federal funds rate, the overnight rate at which banks borrow or lend excess funds between financial institutions. This rate serves as a benchmark for the overnight money costs, and correspondingly influences the pricing of a significant portion of a bank’s deposit funding sources. Intermediate- and longer-term interest rates, unlike the federal funds rate, are more directly influenced by external market forces, including perceptions about future interest rates and inflation. These trends, in turn, influence the pricing on mid- and long-term loan commitments as well as deposits and bank borrowings that have scheduled maturities.

Generally speaking, a yield curve with a higher degree of slope provides more opportunity to increase the spread between earning asset yields and funding costs. It should be emphasized that while the yield curve is a critical benchmark in setting prices for various monetary assets and liabilities in banks, its influence is not exerted in a vacuum. Credit risk, market risk, competitive issues, and other factors must all be considered in the pricing of financial instruments.

A steep or highly-sloped yield curve may be a precursor of higher interest rates or elevated inflation in the future, while a flat yield curve may be characteristic of a Federal Reserve Bank policy designed to calm an overheated economy by tightening credit availability via increases in short-term rates. If other rates along the maturity spectrum do not rise correspondingly, the yield curve can be expected to flatten. This scenario may reflect an economic outlook that has little or no expectation of higher future interest rates or higher rates of inflation. For banks, the presence of a flat yield curve for a prolonged or sustained period could measurably lower expectations for expanding net interest income.

An inverted yield curve is the opposite of a normal yield curve and is characterized by short-term rates that are higher than longer-term rates. The presence of an inverted yield curve is considered to be an anomaly that is almost counterintuitive to the core business of banking. Inverted yield curves do not typically exist for more than a short period of time. In past economic cycles, the presence of an inverted yield curve has frequently foreshadowed a recession. The possibility of recession may suppress future asset growth trends and/or increase the influence of other forms of risk, such as credit risk, which could hamper opportunities for revenue expansion and earnings growth in the near term.

Credit Risk

As a lender, QNB is exposed to the risk that its borrowers may be unable to repay their loans and that any collateral securing the payment of their loans may not be sufficient to assure repayment in full. Credit losses are inherent in the lending business and could have a material adverse effect on the operating results of QNB. Adverse changes in the economy or business conditions, either nationally or in QNB’s market areas, could increase credit-related losses and expenses and/or limit growth. Substantially all of QNB’s loans are to businesses and individuals in its limited geographic area and any economic decline in this market could impact QNB adversely. QNB makes various assumptions and judgments about the collectibility of its loan portfolio and provides an allowance for loan losses based on a number of factors. If these assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses and may cause QNB to increase the allowance in the future by increasing the provision for loan losses, thereby having an adverse effect on operating results. QNB has adopted underwriting and credit monitoring procedures and credit policies that management believes are appropriate to control these risks, however, such policies and procedures may not prevent unexpected losses that could have a material adverse affect on QNB’s financial condition or results of operations.

Competition

The financial services industry is highly competitive with competition for attracting and retaining deposits and making loans coming from other banks and savings institutions, credit unions, mutual fund companies, insurance companies and other non-bank businesses. Many of QNB’s competitors are much larger in terms of total assets and market capitalization, have a higher lending limit, have greater access to capital and funding, and offer a broader array of financial products and services. In light of this, QNB’s ability to continue to compete effectively is dependent upon its ability to maintain and build relationships by delivering top quality service.

At December 31, 2006, our lending limit per borrower was approximately $7,500,000, or approximately 15 percent of our capital. Accordingly, the size of loans that we can offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

Impairment Risk

QNB regularly purchases U.S. Government and U.S. Government agency debt securities, U.S. Government agency issued mortgage-backed securities or collateralized mortgage obligation securities (CMOs), corporate debt securities and equity securities. QNB is exposed to the risk that the issuers of these securities may experience significant deterioration in credit quality which could impact the market value of the issue. QNB periodically evaluates its investments to determine if market value declines are other-than-temporary. Once a decline is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Third Party Risk

Third parties provide key components of the business infrastructure such as internet connections and network access. Any disruption in internet, network access or other voice or data communication services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect the ability to deliver products and services to clients and otherwise to conduct business. Technological or financial difficulties of a third party service provider could adversely affect the business to the extent those difficulties result in the interruption or discontinuation of services provided by that party.

Technology Risk

The market for financial services is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking and telebanking. Our ability to compete successfully in our markets may depend on the extent to which we are able to exploit such technological changes. However, we can provide no assurance that we will be able properly or timely to anticipate or implement such technologies or properly train our staff to use such technologies. Any failure to adapt to new technologies could adversely affect our business, financial condition or operating results.

Changes in accounting standards

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board (FASB) changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.

Government Regulation and Supervision

The banking industry is heavily regulated under both federal and state law. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors, by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, expansion of branch offices and the offering of securities. QNB is also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that its subsidiary bank is found, by regulatory examiners, to be undercapitalized. It is difficult to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on QNB’s future business and earnings prospects. Any substantial changes to applicable laws or regulations could subject QNB to additional costs, limit the types of financial services and products it may offer, and inhibit its ability to compete with other financial service providers.

Internal and Controls and Procedures

Management diligently reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by QNB in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Any undetected circumvention of these controls could have a material adverse impact on QNB’s financial condition and results of operations.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Attracting and Retaining Skilled Personnel

Our success depends upon the ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees. Our ability to execute our business strategy and provide high quality service may suffer if we are unable to recruit or retain a sufficient number of qualified employees or if the costs of employee compensation or benefits increase substantially. QNB currently has employment agreements and change of control agreements with several of its senior officers.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Quakertown National Bank and QNB Corp.’s main office is located at 15 North Third Street, Quakertown, Pennsylvania. The Quakertown National Bank conducts business from its main office and seven other retail offices located in upper Bucks, southern Lehigh, and northern Montgomery counties. The Quakertown National Bank owns its main office, two retail locations, its operations facility and a computer facility. The Quakertown National Bank leases its remaining five retail properties. The leases on the properties generally contain renewal options. In management’s opinion, these properties are in good condition and are currently adequate for QNB’s purposes.

The following table details The Quakertown National Bank’s properties:

Quakertown, Pa.	- Main Office	Owned
15 North Third Street

Quakertown, Pa.	- Towne Bank Center	Owned
320-322 West Broad Street

Quakertown, Pa.	- Computer Center	Owned
121 West Broad Street

Quakertown, Pa.	- Country Square Office	Leased
240 South West End Boulevard

Quakertown, Pa.	- Quakertown Commons Branch	Leased
901 South West End Boulevard

Dublin, Pa.	- Dublin Branch	Leased
161 North Main Street

Pennsburg, Pa.	- Pennsburg Square Branch	Leased
410-420 Pottstown Avenue

Coopersburg, Pa.	- Coopersburg Branch	Owned
51 South Third Street

Perkasie, Pa.	- Perkasie Branch	Owned
607 Chestnut Street

Souderton, Pa.	- Souderton Branch	Leased
750 Route 113

ITEM 3.	LEGAL PROCEEDINGS

Although there is currently no litigation to which QNB is the subject, future litigation that arises during the normal course of QNB’s business could be material and have a negative impact on QNB’s earnings. Future litigation also could adversely impact the reputation of QNB in the communities that it serves.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Information

QNB common stock is traded in the over-the-counter (OTC) market. Quotations for QNB common stock appear in the pink sheets published by the National Quotations Bureau, Inc. QNB had approximately 1,160 shareholders of record as of March 1, 2007.

The following table sets forth the high and low bid and ask stock prices for QNB common stock on a quarterly basis during 2006 and 2005. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

					Cash
	High		Low		Dividend
	Bid	Ask	Bid	Ask	Per Share

2006
First Quarter	$27.00	$28.00	$25.10	$25.50	$.21
Second Quarter	26.35	29.00	25.85	26.00	.21
Third Quarter	26.50	29.00	24.35	24.50	.21
Fourth Quarter	26.75	27.50	24.40	25.25	.21

2005
First Quarter	$32.35	$33.25	$31.00	$31.45	$.195
Second Quarter	31.25	31.80	30.50	30.70	.195
Third Quarter	30.50	31.40	28.00	28.05	.195
Fourth Quarter	28.00	28.75	27.00	27.60	.195

QNB has traditionally paid quarterly cash dividends on the last Friday of each quarter. The Corporation expects to continue the practice of paying quarterly cash dividends to its shareholders; however, future dividends are dependent upon future earnings. Certain laws restrict the amount of dividends that may be paid to shareholders in any given year. See “Capital Adequacy,” found on page 35 of this Form 10-K filing, and Note 20 of the Notes to Consolidated Financial Statements, found on page 63 of this Form 10-K filing, for the information that discusses and quantifies this regulatory restriction.

Stock Performance Graph

Set forth on the following page is a performance graph comparing the yearly cumulative total shareholder return on QNB’s common stock with:

•	the yearly cumulative total shareholder return on stocks included in the NASDAQ Market Index, a broad market index,
•
the yearly cumulative total shareholder return on the SNL $500M to $1B Bank Index, a group encompassing 113 publicly traded banking companies trading on the NYSE, AMEX, or NASDAQ with assets between $500 million and $1 billion,

•
the yearly cumulative total shareholder return on the SNL Mid-Atlantic Bank Index, a group encompassing 94 publicly traded banking companies trading on the NYSE, AMEX, or NASDAQ headquartered in Delaware, District of Columbia, Maryland, New Jersey, New York, Pennsylvania, and Puerto Rico.

All of these cumulative total returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years.

Comparison of Five Year Cumulative Total Shareholder Return
QNB Corp., SNL $500 M - $1B Bank Index & NASDAQ Market Index

Total Return Performance
300
250
200
150
100
50
Index Value
QNB Corp.
NASDAQ Composite
SNL $500M-$1B Bank Index
SNL Mid-Atlantic Bank Index
12/31/01
12/31/02
12/31/03
12/31/04
12/31/05
12/31/06

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
QNB Corp.	100.00	141.79	219.75	218.27	183.31	178.71
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL $500M-$1B Bank Index	100.00	127.67	184.09	208.62	217.57	247.44
SNL Mid-Atlantic Bank Index	100.00	76.91	109.35	115.82	117.87	141.46

Source: SNL Financial L.C. Charlottesville, VA

Equity Compensation Plan Information

The following table summarizes QNB’s equity compensation plan information as of December 31, 2006. Information is included for both equity compensation plans approved by QNB shareholders and equity compensation plans not approved by QNB shareholders.

	Number of shares	Weighted-average	available for future
	to be issued upon	exercise price of	issuance under equity
	exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	[excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by QNB shareholders
1998 Stock Option Plan	180,423	$19.85	5,436
2005 Stock Option Plan	8,900	26.00	191,100
2006 Employee Stock Purchase Plan	—	—	18,422
Equity compensation plans not approved by QNB shareholders
None	—	—	—
Totals	189,323	$20.14	214,958

ITEM 6.	SELECTED FINANCIAL AND OTHER DATA (in thousands, except share and per share data)

Year Ended December 31,	2006	2005	2004	2003	2002

Income and Expense
Interest income	$32,002	$28,272	$25,571	$25,139	$27,191
Interest expense	15,906	11,988	9,506	9,754	12,076
Net interest income	16,096	16,284	16,065	15,385	15,115
Provision for loan losses	345	—	—	—	—
Non-interest income	3,937	3,262	4,685	4,198	2,987
Non-interest expense	13,234	13,102	12,843	12,681	11,943
Income before income taxes	6,454	6,444	7,907	6,902	6,159
Provision for income taxes	1,034	1,398	1,704	1,254	1,204
Net income	$5,420	$5,046	$6,203	$5,648	$4,955

Share and Per Share Data*
Net income - basic	$1.73	$1.63	$2.00	$1.83	$1.61
Net income - diluted	1.71	1.59	1.95	1.79	1.59
Book value	16.11	15.00	14.78	14.03	13.28
Cash dividends	.84	.78	.74	.66	.60
Average common shares outstanding - basic	3,124,724	3,101,754	3,096,360	3,091,640	3,078,550
Average common shares outstanding - diluted	3,176,710	3,174,647	3,178,152	3,153,305	3,109,353

Balance Sheet at Year-end
Investment securities available-for-sale	$219,818	$233,275	$267,561	$260,631	$211,156
Investment securities held-to-maturity	5,021	5,897	6,203	12,012	29,736
Non-marketable equity securities	3,465	3,684	3,947	3,810	3,585
Loans held-for-sale	170	134	312	1,439	4,159
Loans, net of unearned income	343,496	301,349	268,048	232,127	212,691
Other earning assets	778	1,018	4,140	5,381	10,310
Total assets	614,539	582,205	583,644	550,831	503,430
Deposits	478,922	458,670	466,488	438,639	388,913
Borrowed funds	82,113	74,596	68,374	65,416	69,485
Shareholders’ equity	50,410	46,564	45,775	43,440	40,914

Selected Financial Ratios
Net interest margin	3.12%	3.24%	3.32%	3.40%	3.68%
Net income as a percentage of:
Average total assets	.91	.86	1.10	1.07	1.03
Average shareholders’ equity	10.89	10.83	14.43	14.38	13.88
Average shareholders’ equity to average total assets	8.37	7.98	7.64	7.46	7.45
Dividend payout ratio	48.45	47.96	36.95	36.15	37.29

*	Adjusted for October 14, 2003 two-for-one stock split distributed

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Overview

QNB Corp. (QNB) earns its net income primarily, through its subsidiary, The Quakertown National Bank (the Bank). Net interest income, or the spread between the interest, dividends and fees earned on loans and investment securities and the expense incurred on deposits and other interest-bearing liabilities, is the primary source of operating income for QNB. QNB seeks to achieve sustainable and consistent earnings growth while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to Board of Directors approved levels. Due to its limited geographic area, comprised principally of upper Bucks, southern Lehigh and northern Montgomery counties, growth is pursued through expansion of existing customer relationships and building new relationships by stressing a consistent high level of service at all points of contact.

Net income for the year ended December 31, 2006 was $5,420,000, a 7.4 percent increase from the $5,046,000 earned in 2005. In 2004, QNB reported net income of $6,203,000. These results represent basic net income per share of $1.73, $1.63 and $2.00 for the years 2006, 2005 and 2004, respectively. On a diluted basis, net income per share was $1.71, $1.59 and $1.95 for the same three years, respectively.

The results for 2005 were significantly impacted by a $1,253,000 pre-tax unrealized loss as an other-than-temporary impairment charge related to certain Fannie Mae (FNMA) and Freddie Mac (FHLMC) preferred stock issues recorded in accordance with U.S. generally accepted accounting principles (GAAP). On an after-tax basis, the charge was approximately $1,017,000, or $.32 per share diluted.

Two important measures of profitability in the banking industry are an institution’s return on average assets and return on average shareholders’ equity. Return on average assets and return on average shareholders’ equity were .91 percent and 10.89 percent, respectively, in 2006, compared with .86 percent and 10.83 percent, respectively, in 2005 and 1.10 percent and 14.43 percent, respectively, in 2004.

2006 versus 2005
In addition to the impairment charge recorded in 2005 as described above, the results for 2006 compared with 2005 included the following significant components:

Net interest income decreased $188,000, or 1.2 percent to $16,096,000.
•
The Federal Reserve Bank Board raised the federal funds target rate 4 more times, taking the rate from 4.25 percent to 5.25 percent at June 30, 2006. The target rate stayed at 5.25 percent for the remainder of 2006. Short-term rates increased more than mid- and long-term interest rates, resulting in a further inversion of the yield curve.

•
The net interest margin declined 12 basis points to 3.12 percent. The shape of the yield curve, as well as rate competition for loans and deposits resulted in the cost of funds increasing at a faster pace than the rates earned on loans and investment securities. The structure of QNB’s balance sheet, which is comprised primarily of fixed-rate investments and loans and funding sources with relatively short-term repricing characteristics also contributed to the decline in the net interest margin.

•
A 2.5 percent increase in average earning assets, along with the continued shift in the balance sheet from lower yielding investment securities to higher yielding loans helped offset the decline in net interest income and the net interest margin.

•
Contributing to the increase in average earning assets was QNB’s ability, at the end of the second quarter of 2006, to reclassify some of its deposits for reserve calculation purposes. This reclassification enabled QNB to reduce its reserve requirements at the Federal Reserve Bank by approximately $8,500,000. These funds went from a non-earning asset into federal funds sold and investment securities, thereby increasing interest income.

•
The average balance of loans increased by 16.2 percent while average investment securities decreased by 12.7 percent. Average deposits increased by .1 percent, while average short-term borrowings, primarily commercial sweep accounts, increased $6,827,000, or 46.6 percent. From December 31, 2005 to December 31, 2006, total deposits increased 4.4 percent, reflecting strong growth in the fourth quarter of 2006.

QNB recorded a provision for loan losses of $345,000, its first provision in six years.
•
While asset quality remains excellent, continued strong growth in the loan portfolio, combined with small increases in net charge-offs, non-accrual loans and delinquent loans prompted the increase in the allowance for loan losses through a charge to the provision for loan losses.

•	Total non-performing loans were $425,000, or .12 percent of total loans, at December 31, 2006, compared with $14,000, or .005 percent of total loans at December 31, 2005.

Non-interest income increased $675,000, or 20.7 percent, to $3,937,000.
•
QNB reported a net gain on the sale of investment securities of $262,000 in 2006, compared to net gains of $526,000 in 2005, excluding the impairment loss. Included in net gains in 2006 were net gains of $366,000 on the sale of equity securities from QNB’s portfolio and net losses of $104,000 from the sale of debt and equity securities at the Bank. During the fourth quarter of 2006, QNB repositioned the fixed-income investment portfolio by selling some lower-yielding securities at a loss of $250,000 and reinvesting those proceeds into higher-yielding investment securities. The purpose of these transactions was to increase interest income in the future and improve the cash flow structure of the investment portfolio, thereby strengthening the balance sheet.

•	Non-interest income in 2005 included the $1,253,000 impairment charge discussed above.
•	Non-interest income in 2005 included a $210,000 gain on the liquidation of assets relinquished by a borrower in 2004, $62,000 in life insurance proceeds and $45,000 in a sales tax refund.
•	Net gains on the sale of loans decreased by $81,000, to $64,000, reflecting a slow down in residential mortgage activity as rates increased and the housing market softened.
•	Debit card income continued its strong growth increasing $67,000, or 13.6 percent, to $560,000, in 2006.

Non-interest expense increased $132,000, or 1.0 percent, to $13,234,000.
•
Salary expense increased $9,000, or .2 percent, in 2006 to $5,902,000. Included in salary expense in 2006 was $118,000 of stock option expense associated with the adoption of FASB No. 123R and $59,000 in incentive compensation, while 2005 salary expense included $106,000 of severance costs. There was no incentive compensation paid in 2005. Excluding the impact of the stock option expense and incentive compensation in 2006 and the severance costs in 2005, salary expense decreased $62,000, or 1.1 percent. The number of full-time equivalent employees decreased by four when comparing 2006 to 2005.

•
Net occupancy and furniture and fixture expense decreased $72,000, or 3.2 percent, as higher utility costs, building repairs and maintenance expense, building taxes and equipment maintenance costs were offset by a decrease in depreciation and amortization expense on furniture and equipment. During 2006, QNB opened its new loan center.

•	Marketing expense increased $52,000, or 8.7 percent, in 2006 with advertising expenditures increasing $35,000 and donations increasing $21,000.

The effective tax rate for 2006 was 16.0 percent, compared with 21.7 percent for 2005.
•
Included in 2006 was the reversal of a $209,000 tax valuation allowance recorded in 2005 related to impaired securities. Excluding the impact of the valuation allowance in both years, the effective tax rates were 19.3 percent and 18.5 percent for 2006 and 2005, respectively.

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

•
Increased competition for deposits resulted in higher rates paid to attract and retain customers. While average deposits increased $14,845,000, or 3.3 percent, during 2005, total deposits from December 31, 2004 to December 31, 2005 declined by $7,818,000, to $458,670,000, primarily due to the decision not to aggressively seek to retain the short-term deposits of a school district.

•
The Federal Reserve Bank Board raised the federal funds rate from 2.25 percent to 4.25 percent during 2005. The yield curve flattened further and inverted at some points along the curve as short-term rates increased more than mid- and long-term interest rates.

•	The shape of the yield curve, as well as the rate competition for loans and deposits, contributed to an 8 basis point decline in the net interest margin to 3.24 percent.

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

•	Debit card income increased $61,000, or 14.1 percent, as a result of the increased reliance on the card as a means of paying for goods and services by both consumers and businesses.
•	Excluding the impairment write-down, QNB reported a net gain on the sale of investment securities of $526,000 in 2005, compared to net gains of $849,000 in 2004.
•	Non-interest income in 2005 included a $210,000 gain from the liquidation of assets relinquished by a borrower, compared with a $141,000 gain in 2004.

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

•	The effective tax rate was 21.7 percent for 2005, compared to 21.6 percent for 2004. In addition, during 2005, the Bank recorded a valuation allowance of $209,000.

These items, as well as others, will be explained more thoroughly in the next sections.

Average Balances, Rates, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	2006			2005			2004
	Average	Average		Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$6,915	5.17%	$357	$5,500	3.20%	$176	$6,834	1.37%	$93
Investment securities:
U.S. Treasury	5,856	3.95	231	6,169	2.29	141	6,536	1.97	129
U.S. Government agencies	31,660	4.88	1,544	35,003	3.81	1,334	35,239	3.65	1,286
State and municipal	43,425	6.62	2,874	52,641	6.50	3,423	51,548	6.54	3,369
Mortgage-backed and CMOs	123,676	4.32	5,339	136,479	4.20	5,728	141,464	4.25	6,012
Other	21,576	6.31	1,361	28,681	5.73	1,643	29,890	5.33	1,594
Total investment securities	226,193	5.02	11,349	258,973	4.74	12,269	264,677	4.68	12,390

Loans:
Commercial real estate	144,519	6.58	9,512	125,623	6.20	7,794	114,804	5.88	6,748
Residential real estate*	26,364	5.91	1,559	25,372	5.87	1,490	20,820	6.22	1,296
Home equity loans	66,933	6.36	4,255	60,865	5.94	3,616	54,910	5.71	3,134
Commercial and industrial	49,640	7.17	3,561	45,967	6.26	2,879	41,511	5.02	2,084
Indirect lease financing	9,931	9.16	910	2,564	9.23	237	—	—	—
Consumer loans	5,220	9.27	484	5,321	8.84	470	5,673	9.32	529
Tax-exempt loans	21,114	5.86	1,237	12,839	5.34	685	12,627	5.23	661
Total loans, net of unearned income	323,721	6.65	21,518	278,551	6.16	17,171	250,345	5.77	14,452
Other earning assets	4,612	4.65	214	4,688	2.81	132	4,866	1.63	80
Total earning assets	561,441	5.96	33,438	547,712	5.43	29,748	526,722	5.13	27,015

Cash and due from banks	15,606			19,476			20,074
Allowance for loan losses	(2,549)			(2,587)			(2,843)
Other assets	20,077			18,983			18,629
Total assets	$594,575			$583,584			$562,582

Liabilities and Shareholders’ Equity

Interest-bearing deposits:
Interest-bearing demand	$100,973	2.30%	2,322	$95,487	1.29%	1,229	$100,684.68%		681
Money market	50,800	2.92	1,484	52,080	1.76	917	44,364.99		441
Savings	48,377.39		190	53,671.39		211	54,613.39		215
Time	163,994	3.78	6,202	161,801	3.03	4,906	156,511	2.65	4,153
Time over $100,000	47,372	4.01	1,900	45,926	3.08	1,415	40,880	2.42	990
Total interest-bearing deposits	411,516	2.94	12,098	408,965	2.12	8,678	397,052	1.63	6,480
Short-term borrowings	21,473	3.43	736	14,646	2.21	323	11,938	1.03	124
Federal Home Loan Bank advances	54,901	5.60	3,072	55,000	5.43	2,987	55,000	5.28	2,902
Total interest-bearing liabilities	487,890	3.26	15,906	478,611	2.50	11,988	463,990	2.05	9,506
Non-interest bearing deposits	53,696			55,623			52,691
Other liabilities	3,229			2,770			2,926
Shareholders’ equity	49,760			46,580			42,975
Total liabilities and shareholders’ equity	$594,575			$583,584			$562,582
Net interest rate spread		2.70%			2.93%			3.08%
Margin/net interest income		3.12%	$17,532		3.24%	$17,760		3.32%	$17,509

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.
Non-accrual loans are included in earning assets.

*	Includes loans held-for-sale.

Net Interest Income

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the years ended December 31, 2006, 2005 and 2004.

Net Interest Income

December 31,	2006	2005	2004
Total interest income	$32,002	$28,272	$25,571
Total interest expense	15,906	11,988	9,506
Net interest income	16,096	16,284	16,065
Tax equivalent adjustment	1,436	1,476	1,444
Net interest income (fully taxable equivalent)	$17,532	$17,760	$17,509

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

On a fully tax-equivalent basis, net interest income for 2006 declined $228,000, or 1.3 percent, to $17,532,000. Prior to 2006, the growth in earning assets over the past five years has offset the decline in the net interest margin. In 2006, the 2.5 percent increase in average earning assets could not offset the impact of the 12 basis point decrease in the net interest margin. The interest rate environment over the past two years resulting from both changes in the shape of the yield curve as well as the competitive environment for loans and deposits has negatively impacted net interest margins and earnings growth for many financial institutions, especially those which are heavily dependent on net interest income as their primary source of revenue.

Over the past two years, short-term rates have increased to a much greater degree than mid- and long-term interest rates resulting in an inverted yield curve with short-term rates being higher than mid- and long-term rates. The inverted shape of the yield curve, along with the increased competition for deposits and loans, are two factors which have resulted in funding costs for deposits and borrowed money increasing to a greater degree than the rate earned on loans and investment securities. The structure of QNB’s balance sheet, which is comprised primarily of fixed-rate investments and loans and funding sources with relatively short-term repricing characteristics, also has contributed to the decline in the net interest margin. The continued shift in the balance sheet from lower yielding investment securities to higher yielding loans has helped to offset the decline in the margin resulting from higher funding costs.

The net interest margin decreased to 3.12 percent in 2006 from 3.24 percent in 2005, while the net interest rate spread decreased to 2.70 percent in 2006 from 2.93 percent in 2005.

The interest rate graph above shows the trend in market interest rates for the period 2004-2006.

During 2004, the Federal Reserve Board began tightening monetary policy after reducing rates to 40-year lows. Using a “measured pace” strategy of tightening, the Board raised the federal funds rate five times by 25 basis points, bringing the overnight rate to 2.25 percent at the end of the year. The 125 basis point increase in the federal funds rate was matched by a similar increase in the two-year Treasury bond between December 31, 2003 and December 31, 2004, while the ten-year bond fell by one basis point. During this time period, the yield curve began to flatten. Because deposits and borrowings tend to be priced off the short-end of the curve, while loans and investment securities tend to be priced off the mid- and long- term part of the curve financial institutions, including QNB, began to experience further net interest margin pressure.

The economy in 2005 was strong, with GDP growth of approximately 4.0 percent, steady employment growth and a confident consumer. However, there were several issues, including the impact of rapidly rising oil prices, the devastation caused by several hurricanes, the fear of inflation and a potential housing bubble that caused concern. The flattening of the yield curve continued during the year, including several points of inversion by the end of 2005. The Federal Reserve Board continued its “measured pace” strategy by raising the federal funds rate eight times, or 200 basis points, bringing the overnight rate to 4.25 percent at the end of 2005. As the federal funds rate increased, the increase in other short-term rates continued to outpace the increase in longer-term rates. The rates on the two-year Treasury bond increased by about 130 basis points, to 4.41 percent, while the ten-year rate only increased by 12 basis points, to 4.39 percent.

2006 was a year of unpredictability and an uncertain economic outlook. With a new Chairman in place, the Federal Reserve raised its target rate four more times by the end of June, bringing the federal funds rate to 5.25 percent, its current rate. Oil prices were volatile during the year, but ended 2006 about where they ended 2005. The housing market slowed significantly during 2006, but an increase in activity at the end of the year may be an indication that this sector may recover soon. Slower growth in GDP, along with the gradual easing of inflationary pressures has shifted the market sentiment that the next Federal Reserve move would be an easing of the federal funds rate, not a tightening. However, the timing of any drop in the rate is uncertain. The yield curve inversion which started at the end of 2005 worsened in 2006. While yields on maturities less than six months increased by almost 100 basis points, the yields on the two-year and ten-year Treasuries increased by only 41 basis points and 32 basis points, to close 2006 at 4.82 percent and 4.71 percent, respectively. The current inversion cycle is passing historic averages for duration and nearing historic extremes for slope.

The Rate-Volume Analysis table, as presented on a tax-equivalent basis on page 19, highlights the impact of changing rates and volumes on total interest income and interest expense. Total interest income increased $3,690,000, or 12.4 percent, in 2006, to $33,438,000. The increase in interest income was a result of an increase in average earning assets, the shift in the mix of earning assets from investment securities to loans, as well as the impact of the rate increases discussed above. The increases in interest income attributable to volume and rate were $1,296,000 and $2,394,000, respectively. The yield on earning assets on a tax-equivalent basis was 5.96 percent for 2006, compared to 5.43 percent for 2005. Contributing to the increase in average earning assets and interest income was QNB’s ability, at the end of the second quarter of 2006, to reclassify some of its deposits for reserve calculation purposes. This reclassification enabled QNB to reduce its reserve requirements at the Federal Reserve Bank by approximately $8,500,000. These funds went from a non-earning asset into federal funds sold and investment securities, thereby increasing interest income.

Interest income on federal funds sold increased $181,000 with higher interest rates accounting for $136,000 of the increase. The average yield on federal funds sold increased from 3.20 percent for 2005 to 5.17 percent for 2006.

Interest income on investment securities decreased $920,000 for 2006, as average balances decreased $32,780,000, or 12.7 percent, resulting in a reduction in interest income of $1,678,000. Partially offsetting the impact of lower volumes on interest income was an increase in the average yield on the portfolio. The average yield earned on the portfolio increased 28 basis points, to 5.02 percent, for 2006 contributing an additional $758,000 in interest income. QNB purchased very few securities in the normal course of business over the past two years, a period of increased interest rates, because of the strong growth in loans. Most of the increase in the yield on the portfolio has been the result of either purchase and sale transactions performed by management whereby lower yielding securities were sold at a loss with the proceeds reinvested in higher yielding securities or through the sale, maturity or repayment of lower yielding securities with the proceeds used to fund loan growth. The purpose of the purchase and sale transactions was to increase net interest income in the future as well as to reposition the cash flow from the portfolio. During 2006, QNB sold its holdings of agency perpetual preferred securities that had been impaired in 2005 as well as its holdings of corporate bonds in the automotive sector. These sales had a negative impact on the yield of the portfolio since these bonds had a weighted average yield of 6.04 percent but the sale of these securities removed some credit risk from the portfolio. Management will continue to look at trades that will enhance the structure and yield of the investment portfolio.

Interest income on loans increased $4,347,000, or 25.3 percent, to $21,518,000 while the yield on loans improved 49 basis points, to 6.65 percent. The impact of higher interest rates produced an increase in interest income from loans of $1,415,000, while a 16.2 percent increase in average balances resulted in an increase in interest income of $2,932,000. The portfolio of commercial loans secured by real estate contributed the largest increase with volume related income increasing $1,172,000 and rate related income increasing $546,000. Average loans in this category increased 15.0 percent while the average yield on the portfolio increased 38 basis points, to 6.58 percent. Income from commercial and industrial loans increased $682,000 with volume growth accounting for $230,000 of the increase and rate contributing $452,000. The yield on commercial and industrial loans increased from 6.26 percent in 2005 to 7.17 percent in 2006. The majority of commercial and industrial loans have adjustable-rates or floating-rates indexed to prime, and therefore benefited from the increase in interest rates during 2005 and 2006. The average prime rate for 2006 was 7.96 percent, an increase of 177 basis points from the average for 2005.

Tax-exempt loan income increased $552,000 with an increase in average balances contributing $441,000. The average balance of tax-exempt loans increased $8,275,000 when comparing the two years. A loan to a school district accounted for approximately $5,700,000 of the average balance increase. The yield on tax-exempt loans increased from 5.34 percent for 2005 to 5.86 percent for 2006. The impact of both the origination of new loans at higher rates along with the repricing of existing loans at higher rates contributed to this increase in yield. Income from indirect lease financing receivables increased $673,000 with volume accounting for the entire increase. QNB began purchasing these loans during the second quarter of 2005. Average balances increased from $2,564,000 for 2005 to $9,931,000 for 2006, while the average yield declined from 9.23 percent to 9.16 percent during the same time period.

Rate-Volume Analysis of Changes in Net Interest Income (Tax-Equivalent Basis)

	2006 vs. 2005			2005 vs. 2004

	Change due to		Total	Change due to		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Federal funds sold	$45	$136	$181	$(18)	$101	$83
Investment securities available-for-sale:
U.S. Treasury	(7)	97	90	(7)	19	12
U.S. Government agencies	(127)	337	210	(9)	57	48
State and municipal	(599)	50	(549)	72 (18)	54
Mortgage-backed and CMOs	(538)	149	(389)	(212)	(72)	(284)
Other	(407)	125	(282)	(65)	114	49
Loans:
Commercial real estate	1,172	546	1,718	636	410	1,046
Residential real estate	58	11	69	283	(89)	194
Home equity loans	360	279	639	340	142	482
Commercial and industrial	230	452	682	224	571	795
Indirect lease financing	680	(7)	673	237	—	237
Consumer loans	(9)	23	14	(33)	(26)	(59)
Tax-exempt loans	441	111	552	11	13	24
Other earning assets	(3)	85	82	(3)	55	52
Total interest income	1,296	2,394	3,690	1,456	1,277	2,733
Interest expense:
Interest-bearing demand	70	1,023	1,093	(35)	583	548
Money market	(23)	590	567	77	399	476
Savings	(21)	—	(21)	(4)	—	(4)
Time	67	1,229	1,296	140	613	753
Time over $100,000	44	441	485	122	303	425
Short-term borrowings	151	262	413	28	171	199
Federal Home Loan Bank advances	(6)	91	85	—	85	85
Total interest expense	282	3,636	3,918	328	2,154	2,482
Net interest income	$1,014	$(1,242)	$(228)	$1,128	$(877)	$251

Income from residential mortgage loans increased $69,000 while income from home equity loans increased $639,000. Residential mortgage origination slowed considerably during 2006 as the housing market softened due to rising interest rates and stabilization of home values. However, home equity loan activity remained strong. Average home equity loans increased $6,068,000, or 10.0 percent, in 2006 while the average rate earned increased from 5.94 percent to 6.36 percent. Home equity loans tend to be less costly to the consumer to originate than mortgage loans. In addition, consumers who had refinanced their mortgages when rates were at historic lows did not want to lose that low rate by refinancing again and opted to borrow using home equity loans. Some of the increase in the yield on home equity loans relates to home equity lines of credit which are indexed to prime. As the prime rate increased many borrowers paid off their floating rate lines with fixed rate home equity loans at lower rates.

While total interest income increased $3,690,000 or 12.4 percent, in 2006, total interest expense increased $3,918,000, or 32.7 percent, to $15,906,000. The impact of higher interest rates contributed $3,636,000 of the total increase in interest expense. The rate paid on total interest-bearing liabilities increased to 3.26 percent in 2006 from 2.50 percent in 2005, while the rate paid on interest-bearing deposit accounts increased to 2.94 percent in 2006 from 2.12 percent in 2005. Interest expense on interest-bearing demand accounts increased $1,093,000 with higher rates accounting for $1,023,000 of that increase. The average rate paid on these accounts increased 101 basis points from 1.29 percent to 2.30 percent. Approximately 45.5 percent of the average balances of interest-bearing demand accounts for 2006 were municipal and school district deposits compared with 38.6 percent in 2005. The rates paid on these accounts are generally indexed to the federal funds rate so the rate paid on these accounts has increased as the federal funds rate has increased over the past two years.

Interest expense on money market accounts increased $567,000, and the rate paid increased from 1.76 percent in 2005 to 2.92 percent in 2006. The increase in the rate paid was primarily the result of the majority of money market balances being in QNB’s Treasury Select product which carries a rate indexed to a percentage of the 91-day Treasury bill rate based on balances in the account. The rate on this product has increased as short-term interest rates have increased. In addition, in response to competition, QNB promoted a 4.00 percent minimum rate on this product for new accounts with balances over $10,000 or for existing accounts with additional deposits of $5,000. This 4.00 percent promotional rate was offered for most of 2006 and was above the calculated rate under the terms of this product. In 2007, the Treasury Select money market account was changed to the Select money market account and the rate on this product will no longer be indexed to the 91-day Treasury bill but will be determined by QNB.

Interest expense on time deposits increased $1,781,000, with the impact of higher rates paid on time deposits contributing $1,670,000 of the increase. The average rate paid on time deposits increased from 3.04 percent in 2005 to 3.83 percent in 2006. Like fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, the maturity and repricing characteristics tend to be shorter. With interest rates increasing over the past two years, customers have opted for shorter maturity time deposits. Approximately 69.3 percent of time deposits at December 31, 2006 will reprice or mature during 2007. This compares to 45.4 percent of time deposits that were scheduled to mature or reprice at December 31, 2005.

As mentioned previously, the competition for deposits and especially time deposits led to significantly higher rates paid on these products. Like other financial institutions, QNB, as a result of consumer demand and the need to retain deposits, offered relatively short maturity time deposits at attractive rates. Most consumers were looking for short maturity time deposits in anticipation of short-term rates continuing to increase. It was very common to see time deposit promotions with maturities less than one year at yields between 5.10 percent and 5.50 percent. Given the short-term nature of QNB’s time deposits and the current rates being offered, both the average rate paid and total interest expense on time deposits will likely increase in 2007.

Interest expense on short-term borrowings increased $413,000 in 2006, to $736,000. Both higher rates and an increase in balances resulted in the increase in interest expense. The average rate paid on short-term borrowings increased from 2.21 percent in 2005 to 3.43 percent in 2006. Average short-term borrowings, mostly repurchase agreements (a sweep product for commercial customers), increased from $14,646,000 in 2005 to $21,473,000 in 2006.

When comparing 2005 to 2004, net interest income on a fully tax-equivalent basis increased $251,000, or 1.4 percent, to $17,760,000. The increase in net interest income was the result of the growth in average deposits and the investment of these deposits into profitable loans. Average earning assets increased 4.0 percent in 2005, while the net interest margin and net interest spread declined by 8 basis points and 15 basis points, respectively. The net interest rate margin decreased to 3.24 percent in 2005 from 3.32 percent in 2004, while the net interest rate spread decreased to 2.93 percent in 2005 from 3.08 percent in 2004.

Total interest income increased $2,733,000, or 10.1 percent, in 2005, to $29,748,000. The increase in interest income was a result of an increase in earning assets and improving yields. The increase in interest income attributable to volume was $1,456,000, while the increase related to improving yields was $1,277,000. The yield on earning assets on a tax-equivalent basis was 5.43 percent for 2005 compared to 5.13 percent for 2004.

Interest income on investment securities decreased $121,000 for 2005, as average balances decreased 2.2 percent. The impact of lower volumes was offset by an increase in the average yield on the portfolio. The average yield earned increased 6 basis points to 4.74 percent for 2005.

Interest income on loans increased by $2,719,000 in 2005, with the yield on loans increasing 39 basis points, to 6.16 percent. The impact of higher interest rates produced an increase in interest income from loans of $1,021,000, while an 11.3 percent increase in average balances resulted in an increase in interest income of $1,698,000. The volume increase in loans was centered primarily in commercial and industrial loans and home equity loans, many of which are indexed to the prime rate.

Total interest expense increased $2,482,000, or 26.1 percent, in 2005 to $11,988,000. The impact of higher interest rates contributed $2,154,000 of the total increase in interest expense. Volume growth resulted in interest expense increasing by $328,000.

The average rate paid on total interest-bearing liabilities increased to 2.50 percent in 2005 from 2.05 percent in 2004. The rate paid on interest-bearing deposit accounts increased to 2.12 percent in 2005 from 1.63 percent in 2004. Higher rates paid on interest-bearing deposits, money market accounts and time deposits increased interest expense by $583,000, $399,000 and $916,000, respectively, in 2005. The average rate paid on these accounts increased 61 basis points, 77 basis points and 43 basis points, respectively.

Management expects 2007 will be another challenging year with respect to net interest income and the net interest margin. The extremely competitive environment for loans and deposits, as well as the inverted yield curve, is expected to continue. These factors combined with QNB’s current interest rate sensitivity position which has funding sources repricing more quickly than earning assets will likely put more pressure on the net interest margin. However, QNB’s anticipated ability to continue to successfully increase loan balances is expected to have a positive impact on the net interest margin and interest income as loans tend to earn a higher yield than investment securities.

Provision For Loan Losses

The provision for loan losses represents management’s determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management’s best estimate of the known and inherent losses in the loan portfolio. Actual loan losses, net of recoveries, serve to reduce the allowance. While QNB’s asset quality remains strong, increases in loan charge-offs, non-performing loans and delinquent loans combined with the strong growth in the loan portfolio necessitated an increase in the allowance for loan losses through a charge to the provision for loan losses. In 2006, QNB recorded a provision for loan losses of $345,000, the first provision expense since 1999. Continued strong growth in the portfolio or deterioration in credit quality could result in an increase in the provision in 2007.

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

Total non-interest income was $3,937,000 in 2006, compared to $3,262,000 in 2005, an increase of 20.7 percent. Excluding the gains and losses on investment securities, loans, and repossessed assets in both years, non-interest income declined $23,000, or .6 percent. Included in securities losses in 2005 was a $1,253,000 other-than-temporary impairment pre-tax loss related to certain Fannie Mae (FNMA) and Freddie Mac (FHLMC) preferred stock issues. In addition, other operating income in 2005 included a $210,000 gain on the liquidation of assets relinquished by a borrower in 2004, $62,000 in life insurance proceeds and a $45,000 sales tax refund, all non-core operating activities.

When comparing 2005 to 2004, non-interest income decreased 30.4 percent, from $4,685,000 to $3,262,000. Adjusting for the same items noted above non-interest income increased $93,000, or 2.6 percent, when comparing 2005 to 2004.

Fees for services to customers, the largest component of non-interest income, are primarily comprised of service charges on deposit accounts. These fees increased $16,000, or .9 percent, during 2006, to $1,867,000. Overdraft income increased $63,000 as a result of an increase in the volume of overdrafts. This additional income helped offset a decline in fee income on business checking accounts and internet bill pay. Fees on business checking accounts declined by $32,000, while internet bill pay income declined by $19,000 when comparing 2006 to 2005. The decline in business checking account fees reflects the impact of a higher earnings credit rate, resulting from the increases in short-term interest rates. These credits are applied against service charges incurred. The decrease in internet bill pay fees reflects a decision by QNB to eliminate the fee it charged retail customers for the use of internet bill pay during the fourth quarter of 2005.

When comparing 2005 to 2004, fees for services to customers decreased $149,000, or 7.5 percent, to $1,851,000 in 2005. Contributing to the decline in fee income in 2005 was a $54,000 reduction in service charge income on non-interest bearing business checking accounts resulting from a higher earnings credit rate as discussed above. Also, negatively impacting service charge income was the elimination of the monthly fee on an interest-bearing checking account product that resulted in the reduction in fee income of approximately $32,000 in 2005. Fees, primarily overdraft related, that were waived or charged-off as uncollectible, increased 28.9 percent and accounted for $65,000 of the total decrease in service charge income between 2004 and 2005.

ATM and debit card income is primarily comprised of income on debit cards, pin-based transactions and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $772,000 for 2006, an increase of $85,000, or 12.4 percent, from the amount recorded in 2005. This followed an increase of $89,000, or 14.9 percent, between 2004 and 2005. Debit card income increased $67,000, or 13.6 percent, to $560,000, in 2006. Debit card income was $493,000 in 2005 and $432,000 in 2004. The increase in debit card income was a result of increased reliance on the card as a means of paying for goods and services by both consumers and business cardholders. An increase in pin-based transactions resulted in additional interchange income of $23,000 when comparing 2006 to 2005. This followed an increase of $34,000 in interchange income between 2004 and 2005. Partially offsetting these positive variances was a reduction in ATM surcharge income of $5,000 between 2005 and 2006 and $8,000 between 2004 and 2005. The proliferation of ATM machines, as well as the ability to get cash back during a pin-based transaction, has likely contributed to the decline in the number of transactions by non-QNB customers at QNB’s ATM machines.

Income on bank-owned life insurance represents the earnings on life insurance policies in which the Bank is the beneficiary. The earnings on these policies were $291,000, $288,000 and $300,000 for 2006, 2005 and 2004, respectively. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The decline in income between 2004 and 2005 reflects the lower interest rate environment at the time of reset. The existing policies have rate floors which minimizes how low the earnings rate can go. Some of these policies are currently at their floor.

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over the period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. Mortgage servicing fees were $98,000 in 2006, compared to $90,000 in 2005 and $112,000 in 2004. Included in mortgage servicing income in 2005 and 2004 were positive fair market value adjustments of $5,000 and $26,000, respectively. Positively impacting mortgage servicing income over the period was a reduction in amortization expense. Amortization expense related to the mortgage servicing asset was $87,000 in 2006, $109,000 in 2005 and $122,000 in 2004. The higher amortization expense in 2005 and 2004 was a result of early payoffs of mortgage loans through refinancing. As mortgage interest rates have increased, refinancing activity has slowed dramatically. The slowdown in mortgage activity has also had a negative impact on the average balance of mortgages sold and serviced as well as the fee income generated from these loans. The average balance of mortgages serviced for others was $73,478,000 for 2006 compared to $77,461,000 and $82,577,000 for 2005 and 2004, respectively. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded. For additional information on intangible assets see Note 8 of the Notes to Consolidated Financial Statements included as Item 8 of this Report.

The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed-income portfolio in an effort to take advantage of changes in the shape of the yield curve, changes in spread relationships in different sectors and for liquidity purposes, as needed. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio.

QNB recorded a net gain on investment securities of $262,000 in 2006. Included in this amount were net gains of $366,000 on the sale of equity securities from the Corp.’s portfolio and net losses of $104,000 from the sale of debt and equity securities at the Bank. During the first quarter of 2006, QNB entered into several liquidity transactions through the sale of investment securities to fund the strong growth in loans. In addition, the Bank sold its preferred stock holdings and recorded a gain of $451,000 on the carrying value of those issues that had previously been impaired and a $300,000 loss on one issue that was not impaired in 2005. During the fourth quarter of 2006, QNB repositioned the fixed-income investment portfolio by selling some lower-yielding securities at a loss of $250,000 and reinvesting those proceeds into higher-yielding investment securities. The purpose of these transactions was to increase interest income in the future and improve the cash flow structure of the investment portfolio, thereby strengthening the balance sheet.

QNB recorded a net loss on investment securities of $727,000 in 2005. Included in this loss was the $1,253,000 write-down of the perpetual preferred stock of FNMA and FHLMC. During 2005, QNB realized net gains of $376,000 on the sale of equity securities. In the fixed-income portfolio, QNB recorded net gains, excluding the impairment loss of $150,000 during 2005.

QNB recorded a net gain on investment securities of $849,000 in 2004. Included in this amount are net gains of $613,000 on the sale of equity securities and $236,000 in net gains from the fixed-income security portfolio.

The net gain on the sale of residential mortgage loans was $64,000, $145,000 and $154,000 in 2006, 2005 and 2004, respectively. Residential mortgage loans to be sold are identified at origination. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. The decline in mortgage gains over the three year period reflects the impact of rising interest rates which has reduced both the volume of origination and sales activity and the amount of gains recorded at the time of sale. Included in the gains on the sale of residential mortgages in 2006, 2005 and 2004 were $31,000, $80,000 and $66,000, respectively, related to the recognition of mortgage servicing assets. Proceeds from the sale of residential mortgages were $4,129,000, $11,004,000 and $9,162,000, respectively, during these same years. The lower amount of gains in 2005 compared with 2004, despite the higher volume sold, reflects the impact of selling into a rising interest rate environment. QNB expects mortgage activity to remain slow in 2007 due to a continued soft residential real estate market.

Other operating income was $583,000, $928,000 and $672,000 in 2006, 2005 and 2004, respectively. When comparing 2006 to 2005 and 2005 to 2004, the non-core items recorded in 2005 and mentioned earlier account for $317,000 of the changes. Also contributing to the decline between 2005 and 2006 was a $35,000 reduction in trust income, a $43,000 reduction in retail brokerage income and a $20,000 reduction in income from QNB’s membership in Laurel Abstract Company LLC, a title insurance company. QNB discontinued offering traditional trust services at the end of 2005. The decline in retail brokerage income primarily relates to sales staffing issues while the decline in title insurance income relates to the slowdown in mortgage activity. Partially offsetting the decline in 2006 was an increase in official check income of $20,000 and an increase of $25,000 in merchant income. The increase in official check income relates to higher short-term interest rates, while the growth in merchant income is a result of an increase in the transaction volume of QNB’s merchant customers.

				Change from Prior Year
Non-Interest Income Comparison				2006		2005
	2006	2005	2004	Amount	Percent	Amount	Percent
Fees for services to customers	$1,867	$1,851	$2,000	$16 .9%	$(149)	(7.5)%
ATM and debit card income	772	687	598	85	12.4	89	14.9
Income on bank-owned life insurance	291	288	300	3	1.0	(12)	(4.0)
Mortgage servicing fees	98	90	112	8	8.9	(22)	(19.6)
Net (loss) gain on investment securities	262	(727)	849	989	(136.0)	(1,576)	(185.6)
Net gain on sale of loans	64	145	154	(81)	(55.9)	(9)	(5.8)
Other operating income	583	928	672	(345)	(37.2)	256	38.1
Total	$3,937	$3,262	$4,685	$675	20.7%	$(1,423)	(30.4)%

Non-Interest Expense

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services and various other operating expenses. Total non-interest expense in 2006 increased $132,000, or 1.0 percent, to $13,234,000, following an increase in non-interest expense of $259,000, or 2.0 percent, between 2004 and 2005. QNB’s overhead efficiency ratio, which represents non-interest expense divided by net operating revenue on a tax-equivalent basis, improved from approximately 62.3 percent in 2005 to 61.6 percent in 2006. The efficiency ratio in 2004 was 57.9 percent. The difficulty in improving this ratio stems not from the ability to control expense growth, but from the difficulty in increasing revenue growth as a result of the pressure on the net interest margin and net interest income.

Salaries and benefits expense is the largest component of non-interest expense. Salaries and benefits expense for 2006 was $7,320,000, an increase of $6,000, or .1 percent, over 2005. Salary expense increased $9,000, or .2 percent, in 2006 to $5,902,000. Included in salary expense in 2006 was $118,000 of stock option expense associated with the adoption of FASB No. 123R and $59,000 in incentive compensation, while in 2005 salary expense included $106,000 of severance costs. There was no incentive compensation paid in 2005. Excluding the impact of the stock option expense and incentive compensation in 2006 and the severance costs in 2005, salary expense decreased $62,000, or 1.1 percent. The number of full-time equivalent employees decreased by four when comparing 2006 to 2005. QNB monitors, through the use of various surveys, the competitive salary information in its markets and makes adjustments where appropriate.

Benefits expense decreased by $3,000, or .2 percent, to $1,418,000 in 2006. Medical and dental costs, net of employee contributions for cost sharing, increased $2,000, or .4 percent, as the general increase in health care costs were offset by a reduction in the number of participants. State unemployment taxes decreased $6,000 when comparing 2006 to 2005.

Salaries and benefits expense for 2005 was $7,314,000, an increase of $151,000, or 2.1 percent, over 2004. Salary expense increased $146,000, or 2.5 percent, in 2005, to $5,893,000. In addition to the severance costs noted above in 2005, 2004 salary expense included $210,000 of incentive compensation expense. The Bank’s incentive compensation plan provides for the sharing with all employees, excluding senior management, of incremental income above a Board determined level. This plan resulted in a payout of $119,000, or 2.7 percent of eligible salary, in 2004. Senior management has a separate incentive compensation arrangement based on growth in earnings per share. Salary expense, excluding the severance and incentive payments, increased $250,000, or 4.5 percent, when comparing 2005 to 2004.

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

Net occupancy expense for 2006 was $1,161,000, an increase of $61,000, or 5.5 percent, from the amount reported in 2005. An increase in gas, oil and electric costs resulted in an increase in utility expense of $15,000, or 8.1 percent, in 2006. Repairs and maintenance to existing facilities contributed an additional $20,000 to net occupancy expense in 2006. Also, contributing to the increase in net occupancy was higher costs related to depreciation, taxes, and branch rent expense. Some of these increases were a result of the renovation and opening of the loan center in June 2006.

Net occupancy expense for 2005 was $1,100,000, an increase of $87,000, or 8.6 percent, from the amount reported in 2004. An increase in utility costs of $33,000, or 21.7 percent, and building repairs and maintenance costs of $19,000 were the largest contributors to the increase in net occupancy expense in 2005. Also contributing to the increase in net occupancy expense were higher costs related to depreciation, taxes, and rent expense. The addition of a supermarket branch, which opened late June 2004 and the purchase in July of 2004 of a building now used as a loan center, contributed to these increases in net occupancy expense.

Furniture and equipment expense for 2006 was $1,026,000, a decrease of $133,000, or 11.5 percent, from the amount reported in 2005. Depreciation on furniture and equipment and amortization of computer software decreased $69,000 and $91,000, respectively. Hardware and software associated with the Bank’s core computer system acquired in 2000 became fully depreciated in 2005. The rate of decline in depreciation and amortization expense slowed throughout 2006 as some hardware associated with the computer system was replaced during the year and fixed assets associated with the loan center were acquired and put into service. Partially offsetting these savings were higher costs associated with equipment repairs and maintenance contracts.

Marketing expense increased $52,000, or 8.7 percent, in 2006, to $651,000. This followed a $42,000, or 7.5 percent, increase between 2004 and 2005. Advertising expense increased $35,000 between 2005 and 2006 and $20,000 between 2004 and 2005. QNB has made a strategic decision to increase its visibility in the communities it serves through increased use of billboards, television advertising and promotional giveaways to increase both product and brand recognition. In addition, donations increased $21,000 when comparing 2006 and 2005 and $17,000 when comparing 2005 and 2004. QNB contributes to many not-for-profit organizations, clubs and community events in the local communities it serves.

Third party services are comprised of professional services including legal, accounting and auditing, and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense was $724,000 in 2006, compared to $701,000 in 2005 and $680,000 in 2004. The increase in costs between 2005 and 2006 relates to a $35,000 increase in legal expense, resulting principally from special projects. In addition, with the elimination of the fee charged to customers for the use of internet bill pay services, QNB has experienced rapid growth in this service. As a result, the fees paid to the vendor who processes these payments have increased by $15,000. Offsetting these increases was savings of $13,000 related to payments to a third party vendor for trust services. QNB stopped offering trust services at the end of 2005. In addition, costs paid to correspondent banks decreased by $19,000, primarily a result of a higher earnings credit rate used to offset charges.

The increase in third party costs between 2004 and 2005, primarily relates to the use of consultants for entrance into the indirect equipment leasing business and strategic planning, as well as increased internal and external auditing costs stemming from the internal control requirements of the Sarbanes-Oxley Act. The impact of these increases was partially offset by a reduction in expenses to a marketing firm that provided benefits to certain QNB deposit customers. This contract ended in October 2004. These cost savings of $54,000 offset the loss of fee income described in the fees for services to customers.

Telephone, postage and supplies expense increased $49,000, or 10.0 percent, to $537,000 in 2006. This followed a 6.3 percent decline in 2005. When comparing 2006 to 2005, postage expense increased $14,000, or 7.4 percent, reflecting an increase in both the volume of mailings, primarily statements and promotional pieces, as well as the cost per mailing as the U.S. Postal service raised rates effective January 2006. Supplies expense increased $28,000, or 16.8 percent, when comparing the two years. Contributing to this increase were costs for ATM and debit cards and costs related to supplies for the new loan center.

When comparing 2005 to 2004, postage expense increased $23,000 reflecting an increase in the volume of mail. This was offset by lower telephone expense and supplies expense of $37,000 and $17,000, respectively. The reduction in telephone expense primarily relates to refunds of overcharges incurred in late 2004 as well as costs incurred in 2004 related to an additional line and costs associated with the new branch.

State tax expense represents the payment of the Pennsylvania Shares Tax, which is based primarily on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $453,000, $423,000 and $375,000 for the years 2006, 2005 and 2004, respectively. The Pennsylvania Shares Tax increased $36,000 in each of the three years, reflecting higher equity levels. The Pennsylvania Shares Tax for 2006 was $433,000. The capital stock tax decreased $7,000 when comparing 2006 to 2005 and increased $14,000 when comparing 2005 to 2004.

				Change from Prior Year
Non-Interest Expense Comparison				2006		2005
	2006	2005	2004	Amount	Percent	Amount	Percent
Salaries and employee benefits	$7,320	$7,314	$7,163	$6.1%		$151	2.1%
Net occupancy expense	1,161	1,100	1,013	61	5.5	87	8.6
Furniture and equipment expense	1,026	1,159	1,146	(133)	(11.5)	13	1.1
Marketing expense	651	599	557	52	8.7	42	7.5
Third party services	724	701	680	23	3.3	21	3.1
Telephone, postage and supplies	537	488	521	49	10.0	(33)	(6.3)
State taxes	7.1	453	423	375	30	48	12.8
Other expense	1,362	1,318	1,388	44	3.3	(70)	(5.0)
Total	$13,234	$13,102	$12,843	$132	1.0%	$259	2.0%

Income Taxes

Applicable income taxes and effective tax rates were $1,034,000, or 16.0 percent, for 2006 compared to $1,398,000, or 21.7 percent, for 2005, and $1,704,000, or 21.6 percent, for 2004. The lower effective tax rate in 2006 compared to both 2005 and 2004 was primarily the result of the reversal of the $209,000 valuation allowance, established in 2005. This valuation allowance was initially recorded in connection with the recognition of the impairment of equity security values, while the reversal was the ability to recognize tax benefits due to realized and unrealized capital gains in the equity portfolio. For a more comprehensive analysis of income tax expense and deferred taxes, refer to Note 12 in the Notes to Consolidated Financial Statements.

Financial Condition

Financial service organizations are challenged to demonstrate they can generate sustainable and consistent earnings growth in an increasingly competitive environment. Managing the balance sheet in this extremely competitive business environment, along with the interest rate environment of the past several years, has been a major challenge. The flattening of the yield curve that began in 2004, as the Federal Reserve began to raise short-term interest rates, continued into 2005, with the yield curve inverting at points late in the year. This yield curve inversion continued throughout 2006 as the Federal Reserve raised interest rates four more times through June 2006. After its seventeenth consecutive 25 basis point increase in June, the Federal Reserve held at its target rate of 5.25 percent. As of the end of 2006, the current inversion cycle was passing historical averages for duration and nearing historical extremes for slope. As mentioned earlier, this phenomenon has resulted in funding costs increasing more than the yield on earning assets, thereby reducing the net interest margin. This phenomenon also has resulted in a change in balance sheet structure as deposit customers have opted for higher paying money market accounts and short-term time deposits over longer maturity time deposits and lower costing savings accounts. On the loan side, customers have shifted their preferences to fixed-rate loans over variable- or adjustable-rate loans.

QNB operates in an attractive, but highly competitive, market for financial services. QNB’s “Sincere Interest in Your Success”operating motto is achieved by offering a broad range of high quality financial products and services. QNB has established internal standards of service excellence and trains all employees on those standards so the customer experiences a consistently high level of service at all points of contact with the Bank.

The financial services market in which QNB operates continues to change. In addition to competition from other local community banks and regional and nationwide financial institutions moving into QNB’s market area, other forms of competition have emerged, such as internet banks. The internet has enabled customers to “rate shop” financial institutions throughout the nation. Deposit growth remained a challenge in 2006 as the stock market continued to perform well and the pricing of deposits became more competitive, with many institutions offering high short-term promotional rates. QNB will continue to price its deposits competitively, but attempt to do so in a manner that will minimize the negative impact on the net interest margin. Loan growth has been strong but the price competition for loans has increased as well. The multiple increases in the prime rate over the past two years has resulted in an increased demand for fixed-rate loans over floating- or adjustable-rate loans, thereby minimizing the potential positive impact of the increase in short-term rates.

Total assets at year-end 2006 were $614,539,000, compared with $582,205,000 at December 31, 2005, an increase of $32,334,000, or 5.6 percent. This followed a slight decline during 2005 of .2 percent. Average total assets increased 1.9 percent, or $10,991,000, in 2006 to $594,575,000, and 3.7 percent, or $21,002,000, in 2005. The stronger year-end over year-end growth when comparing 2006 to 2005 versus the average growth rate reflects the amount of funding growth that occurred at the end of 2006. Funding sources, which include deposits and borrowed money, increased 6.4 percent from year-end 2005 to year-end 2006. This followed a decrease of .3 percent from year-end 2004 to year-end 2005. The deposit growth at the end of 2006 was a result of both aggressive deposit promotion in the fourth quarter as well as large temporary funding from business customers. Some of this temporary funding was withdrawn early in 2007. A significant portion of the funding growth in 2006 was in the form of repurchase agreements included in short-term borrowings which represent deposit sweep products for commercial customers. Average funding sources increased 1.4 percent in 2006 and 3.4 percent in 2005.

This growth in deposits and short-term borrowings along with the proceeds from the investment portfolio helped fund the growth in the loan portfolio. Total loans increased $42,147,000 or 14.0 percent during 2006. This followed growth of 12.4 percent and 15.5 percent in 2005 and 2006, respectively. Average total loans increased 16.2 percent in 2006 compared to 11.3 percent in 2005 and 8.6 percent in 2004.

The following discussion will further detail QNB’s financial condition during 2006 and 2005.

Investment Securities and Other Short-Term Investments

Total investment securities at December 31, 2006 and 2005 were $224,839,000 and $239,172,000, respectively. For the same periods, approximately 69.9 percent and 62.8 percent, respectively, of QNB’s investment securities were either U.S. Government, U.S. Government agency debt securities, U.S. Government agency issued mortgage-backed securities or collateralized mortgage obligation securities (CMOs). As of December 31, 2006, QNB held no securities of any one issue or any one issuer (excluding the U.S. Government and its agencies) that were in excess of 10 percent of shareholders’ equity.

As mentioned previously, the proceeds from the investment portfolio sales were primarily used to fund loan growth and deposit withdrawals in 2005 and 2006. The 6.0 percent decrease in the balance of the portfolio between 2005 and 2006 followed a 12.6 percent decrease between 2004 and 2005. Average investment securities decreased $32,780,000, or 12.7 percent, to $226,193,000 in 2006, compared with a $5,704,000, or 2.2 percent, decrease in 2005. The differences in the percentage change when comparing average balances to year-end balances was a function of timing. A significant portion of the loan growth as well as the deposit withdrawals occurred in the third and fourth quarters of 2005 and the first quarter of 2006.

QNB had federal funds sold of $11,664,000 at December 31, 2006. There were no federal funds sold at December 31, 2005. Average federal funds sold increased $1,415,000, or 25.7 percent, to $6,915,000, in 2006, compared to a $1,334,000, or 19.5 percent, decrease in average federal funds sold in 2005. The higher level of federal funds sold in 2006 reflects QNB’s desire to have more liquidity in light of the increase in short-term deposits and repurchase agreements and the potential for loan growth. In addition, with federal funds earning approximately 5.25 percent, there was not much additional benefit from investing in securities.

In light of the fact that QNB’s investment portfolio represents a significant portion of earning assets and interest income, QNB actively manages the portfolio in an attempt to maximize earnings, while considering liquidity needs and interest rate risk. During the first quarter of 2006, QNB entered into several liquidity transactions through the sale of investment securities to fund the strong growth in loans. One such trade involved the sale of $7,000,000 of tax-exempt municipal securities at a yield of 5.53 percent. The proceeds were used to fund a tax-exempt loan to a school district at a yield of 5.61 percent. In addition, to the slight improvement in yield, the average life of the loan is about half the average life of the municipal securities. Also during 2006, QNB sold its preferred stock holdings, including those that were written down as impaired, and its holdings of corporate bonds in the automobile sector, thereby improving the credit quality of the portfolio. During the fourth quarter of 2006, QNB repositioned the fixed-income investment portfolio by selling some lower-yielding securities at a loss of $250,000 and reinvesting those proceeds into higher-yielding investment securities. The purpose of these transactions was to increase interest income in the future and improve the cash flow structure of the investment portfolio, thereby strengthening the balance sheet.

Proceeds from the sale of investments were $46,490,000 in 2006 compared to $45,105,000 and $66,715,000 during 2005 and 2004, respectively. In addition, proceeds from maturities, calls and prepayments of securities were $25,465,000 in 2006, compared with $37,020,000 and $61,145,000, respectively, in 2005 and 2004. These proceeds were used to purchase $57,069,000 in securities during 2006, an increase of 8.8 percent from the $52,442,000 purchased in 2005 and a decline of 56.4 percent from the $130,878,000 purchased in 2004. Approximately $8,500,000 of the purchases in 2006 was a result of QNB’s ability to reclassify some of its deposits for reserve calculation purposes. This reclassification enabled QNB to reduce its reserve requirements at the Federal Reserve Bank and convert a non-earning asset into an investment security, thereby increasing interest income.

As a result of the aforementioned transactions, the composition of the portfolio changed significantly between December 31, 2005 and December 31, 2006. U.S. Government agency securities and mortgage-backed securities increased to 14.8 percent and 30.0 percent, respectively, of the portfolio from 10.0 percent and 24.1 percent, respectively, of the portfolio, while tax-exempt state and municipal securities and CMOs decreased to 18.3 percent and 26.3 percent, respectively, of the portfolio from 22.3 percent and 29.9 percent, respectively, of the portfolio. Other debt, which includes corporate bonds and pooled trust preferred securities, and equity securities decreased to 8.4 percent of the portfolio at December 31, 2006 from 11.2 percent of the portfolio at December 31, 2005.

Investment Portfolio History

December 31,	2006	2005	2004
Investment Securities Available-for-Sale
U.S. Treasuries	$4,984	$6,002	$6,114
U.S. Government agencies	33,244	23,824	46,478
State and municipal securities	36,121	47,530	45,992
Mortgage-backed securities	67,471	57,733	67,510
Collateralized mortgage obligations (CMOs)	59,033	71,475	70,789
Other debt securities	14,373	18,252	21,972
Equity securities	4,592	8,459	8,706
Total investment securities available-for-sale	$219,818	$233,275	$267,561
Investment Securities Held-to-Maturity
State and municipal securities	$5,021	$5,897	$6,203
Total investment securities held-to-maturity	$5,021	$5,897	$6,203
Total investment securities	$224,839	$239,172	$273,764

Investment Portfolio Weighted Average Yields

	Under	1-5	5-10	Over 10
December 31, 2006	1 Year	Years	Years	Years	Total
Investment Securities Available-for-Sale
U.S. Treasuries:
Fair value	$4,484	$500	—	—	$4,984
Weighted average yield	4.66%	4.63%	—	—	4.66%
U.S. Government agencies:
Fair value	—	$12,972	$20,272	—	$33,244
Weighted average yield	—	5.35%	5.58%	—	5.49%
State and municipal securities:
Fair value	$572	$5,447	$15,204	$14,898	$36,121
Weighted average yield	9.70%	4.53%	6.69%	6.36%	6.26%
Mortgage-backed securities:
Fair value	—	$48,732	$18,739	—	$67,471
Weighted average yield	—	4.76%	5.40%	—	4.94%
Collateralized mortgage obligations (CMOs):
Fair value	$5,969	$51,984	$1,080	—	$59,033
Weighted average yield	4.45%	4.18%	3.84%	—	4.20%
Other debt securities:
Fair value	$3,824	$9,518	$1,031	—	$14,373
Weighted average yield	7.42%	6.93%	9.04%	—	7.20%
Equity securities:
Fair value	—	—	—	$4,592	$4,592
Weighted average yield	—	—	—	2.45%	2.45%
Total fair value	$14,849	$129,153	$56,326	$19,490	$219,818
Weighted average yield	5.48%	4.72%	5.83%	5.50%	5.12%
Investment Securities Held-to-Maturity
State and municipal securities:
Amortized cost	$636	$563	$759	$3,063	$5,021
Weighted average yield	7.30%	6.26%	6.67%	6.93%	6.86%

Securities are assigned to categories based on stated contractual maturity except for mortgage-backed securities and CMOs which are based on anticipated payment periods. See interest rate sensitivity section for practical payment and repricing characteristics. Tax-exempt securities were adjusted to a tax-equivalent basis and are based on the marginal federal corporate tax rate of 34 percent and a Tax Equity and Financial Responsibility Act (TEFRA) adjustment of .20 percent. Weighted average yields on investment securities available-for-sale are based on historical cost.

Management anticipates minimal purchases in the investment portfolio during 2007 given the expectation that loan growth will outpace deposit growth, resulting in less funds to invest in securities. Based on projections, QNB estimates that approximately $37,000,000 of investment securities at a book yield of 4.76 percent will be available from cash flow from the portfolio for reinvestment in either loans or securities. Based on current interest rates, reinvestment of these funds should be into higher yielding investment securities or loans.

At December 31, 2006 and 2005, investment securities totaling $75,793,000 and $68,917,000, respectively, were pledged as collateral for repurchase agreements and public deposits. The increase in pledged balances was a result of the increase in repurchase agreement balances.

QNB accounts for its investments by classifying its securities into three categories. Securities that QNB has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders’ equity. Management determines the appropriate classification of securities at the time of purchase. QNB held no trading securities at December 31, 2006 or 2005.

Investments Available-For-Sale

Available-for-sale investment securities include securities that management intends to use as part of its liquidity and asset/liability management strategy. These securities may be sold in response to changes in market interest rates, related changes in the securities prepayment risk or in response to the need for liquidity. At December 31, 2006, the fair value of investment securities available-for-sale was $219,818,000, or $1,235,000 below the amortized cost of $221,053,000. This compared to a fair value of $233,275,000, or $1,912,000 below the amortized cost of $235,187,000, at December 31, 2005. An unrealized holding loss of $815,000 was recorded as a decrease to shareholders’ equity as of December 31, 2006, while an unrealized holding loss of $1,262,000 was recorded as a decrease to shareholders’ equity as of December 31, 2005. The available-for-sale portfolio, excluding equity securities, had a weighted average maturity of approximately 4 years, 1 month at December 31, 2006 and 4 years, 5 months at December 31, 2005. The weighted average tax-equivalent yield was 5.12 percent and 4.87 percent at December 31, 2006 and 2005, respectively.

The weighted average maturity is based on the stated contractual maturity or likely call date of all securities except for mortgage-backed securities and CMOs, which are based on estimated average life. The maturity of the portfolio could be shorter if interest rates would decline and prepayments on mortgage-backed securities and CMOs increase or if more securities are called. However, the estimated average life could be longer if rates were to increase and principal payments on mortgage-backed securities and CMOs would slow or bonds anticipated to be called are not called. The interest rate sensitivity analysis on page 38 reflects the repricing term of the securities portfolio based upon estimated call dates and anticipated cash flows assuming an unchanged, as well as a simulated, interest rate environment.

Investments Held-To-Maturity

Investment securities held-to-maturity are recorded at amortized cost. Included in this portfolio are state and municipal securities. At December 31, 2006 and 2005, the amortized cost of investment securities held-to-maturity was $5,021,000 and $5,897,000, respectively, and the fair value was $5,168,000 and $6,082,000, respectively. The held-to-maturity portfolio had a weighted average maturity of approximately 3 years, 11 months at December 31, 2006, and 3 years, 10 months at December 31, 2005. The weighted average tax-equivalent yield was 6.86 percent and 6.78 percent at December 31, 2006 and 2005, respectively.

Loans

QNB’s primary business is to accept deposits and to make loans to meet the credit needs of the communities it serves. Loans are the most significant component of earning assets. Inherent within the lending function is the evaluation and acceptance of credit risk and interest rate risk, along with the opportunity cost of alternative deployment of funds. QNB manages credit risk associated with its lending activities through portfolio diversification, underwriting policies and procedures and loan monitoring practices.

QNB has comprehensive policies and procedures that define and govern commercial loan, retail loan and indirect lease financing originations and the management of risk. All loans are underwritten in a manner that emphasizes the borrowers’ capacity to pay. The measurement of capacity to pay delineates the potential risk of non-payment or default. The higher potential for default determines the need for and amount of collateral required. QNB makes unsecured loans when the capacity to pay is considered substantial. As capacity lessens, collateral is required to provide a secondary source of repayment and to mitigate the risk of loss. Various policies and procedures provide guidance to the lenders on such factors as amount, terms, price, maturity and appropriate collateral levels. Each risk factor is considered critical to ensuring that QNB receives an adequate return for the risk undertaken, and that the risk of loss is minimized.

QNB manages the risk associated with commercial loans, which generally have balances larger than retail loans, by having lenders work in tandem with credit analysts while maintaining independence between personnel. In addition, a Bank loan committee and a committee of the Board of Directors review and approve certain loan requests on a weekly basis. At December 31, 2006, there were no concentrations of loans exceeding 10 percent of total loans other than disclosed in the table on page 29.

QNB’s commercial lending activity is focused on small businesses within the local community. Commercial and industrial loans represent commercial purpose loans that are either secured by collateral other than real estate or unsecured. Tax-exempt loans to qualified municipalities, school districts, and other not-for-profit entities, not secured by real estate, are also classified as commercial and industrial loans. Real estate commercial loans include commercial purpose loans collateralized at least in part by commercial real estate. These loans may not be for the express purpose of conducting commercial real estate transactions. Real estate residential loans include loans secured by one-to-four family units. These loans include fixed-rate home equity loans, floating rate home equity lines of credit, loans to individuals for residential mortgages, and commercial investment purpose loans.

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

Loan Portfolio
December 31,	2006	2005	2004	2003	2002
Commercial and industrial	$72,718	$64,812	$57,372	$47,210	$39,722
Construction	10,503	7,229	7,027	9,056	7,687
Real estate-commercial	118,166	104,793	98,397	86,707	74,125
Real estate-residential	123,531	112,920	99,893	83,703	84,907
Consumer	5,044	5,080	5,376	5,604	6,513
Indirect lease financing	13,405	6,451	—	—	—
Total loans	343,367	301,285	268,065	232,280	212,954
Unearned costs (income)	129	64	(17)	(153)	(263)
Total loans, net of unearned costs (income)	$343,496	$301,349	$268,048	$232,127	$212,691

Loan Maturities and Interest Sensitivity
	Under	1-5	Over
December 31, 2006	1 Year	Years	5 Years	Total
Commercial and industrial	$2,940	$49,103	$20,675	$72,718
Construction	5,867	2,276	2,360	10,503
Real estate-commercial	3,135	8,797	106,234	118,166
Real estate-residential	9,633	13,160	100,738	123,531
Consumer	869	3,869	306	5,044
Indirect lease financing	84	13,292	29	13,405
Total	$22,528	$90,497	$230,342	$343,367

Demand loans, loans having no stated schedule of repayment and no stated maturity, are included in under one year.

The following shows the amount of loans due after one year that have fixed, variable or adjustable interest rates at December 31, 2006:

Loans with fixed predetermined interest rates	$122,377
Loans with variable or adjustable interest rates	$198,462

Substantially all originations of loans to individuals for residential mortgages with maturities of 20 years or greater are sold in the secondary market. At December 31, 2006 and 2005, real estate residential loans held-for-sale were $170,000 and $134,000, respectively. These loans are carried at the lower of aggregate cost or market.

Total loans, excluding loans held-for-sale, at December 31, 2006 were $343,496,000, an increase of $42,147,000, or 14.0 percent, from December 31, 2005. This followed a $33,301,000, or 12.4 percent, increase from December 31, 2004 to December 31, 2005. Average total loans increased 16.2 percent in 2006 and 11.3 percent in 2005. This loan growth was achieved despite the extremely competitive environment for both commercial and consumer loans. A key financial ratio is the loan to deposit ratio. With the strong growth in loans in 2006 this ratio improved to 71.7 percent at December 31, 2006, compared with 65.7 percent, at December 31, 2005. At December 31, 2001, the loan to deposit ratio was 54.7 percent. Despite the improvement in this ratio over the past five years, it remains below the local peer group. Continued loan growth remains one of the primary goals of QNB in 2007.

The Allowance for Loan Loss Allocation table on page 31 shows the percentage composition of the loan portfolio. Despite the significant growth in the loan portfolio, the composition of the portfolio remained relatively unchanged from December 31, 2005. Real estate loans secured by residential properties continued to be the largest sector representing 36.0 percent of the portfolio at December 31, 2006, down slightly from 37.5 percent at December 31, 2005. Real estate loans secured by residential properties increased $10,611,000, or 9.4 percent, to $123,531,000 at December 31, 2006. Included in this increase were home equity loan balances which increased $5,274,000, or 8.3 percent, with fixed-rate term loans increasing $7,974,000 and variable-rate home equity lines declining $2,700,000. Home equity loans, both term loans and lines, have been popular with consumers because they typically have lower origination costs than residential mortgage loans. In addition, rates on fixed-rate home equity loans have increased only marginally because mid-term and longer-term interest rates have not increased significantly and competition for these types of loans remains strong. As the prime rate has increased from 4.00 percent to 8.25 percent, customers have refinanced their variable-rate home equity lines of credit into fixed-rate term loans. Residential mortgage loans increased $579,000, to $27,035,000, at December 31, 2006. With the increase in interest rates over the past two years and the softening of the housing market residential mortgage origination has slowed considerably. The remaining $4,758,000 of growth in this category relates to commercial purpose loans that are secured by residential real estate.

Loans secured by commercial real estate, while still the second largest sector of the portfolio, declined to 34.4 percent of the portfolio at year-end 2006, from 34.8 percent at year-end 2005. Loans secured by commercial real estate increased by $13,373,000, or 12.8 percent, to $118,166,000 at December 31, 2006, following a 6.5 percent increase between December 31, 2004 and 2005. While loans secured by commercial real estate represent a significant portion of the total portfolio, the collateral is diversified including investment properties, manufacturing facilities, office buildings, warehouses and owner occupied facilities.

The commercial and industrial loan category continued to experience strong growth, increasing $7,906,000, or 12.2 percent, to end the year 2006 at $72,718,000. This followed growth of 13.0 percent in 2005. Most of the growth in this category during 2006 can be attributed to a $6,600,000 tax-exempt loan to a school district. Although a certain number of commercial and industrial loans are considered unsecured, the majority are secured by non-real estate collateral such as equipment, vehicles, accounts receivable and inventory.

At December 31, 2006, indirect lease financing receivables represent approximately 3.9 percent of the portfolio compared to 2.1 percent of the portfolio at December 31, 2005. QNB began purchasing these receivables during the second quarter of 2005. Total balances at December 31, 2006 and 2005 were $13,405,000 and $6,451,000, respectively. These loans tend to have slightly higher risk characteristics but generally provide higher returns and have maturities with full payout in three to five years.

Construction loans increased $3,274,000, to $10,503,000, at December 31, 2006 and represented approximately 3.0 percent of the loan portfolio. These loans are to developers and builders for the construction of residential units or commercial buildings or to individuals for construction of their homes. Construction loans are generally made only on projects that have township approval. These loans usually have short maturities and are paid off through a commercial or residential mortgage after construction is complete.

Over the past year the repricing and maturity characteristics of the loan portfolio have changed. Loans that mature or reprice over five years increased from $198,481,000, or 65.9 percent of the portfolio, at December 31, 2005, to $230,342,000, or 67.1 percent of the portfolio, at December 31, 2006. In addition, loans with fixed interest rates due after one year increased to $122,377,000, or 38.1 percent of the portfolio, at December 31, 2006 from $96,676,000, or 34.6 percent of the portfolio, at December 31, 2005. These changes reflect customers’ demand for longer term fixed rate loans given the current interest rate environment. This analysis does not consider cash flow or prepayments of these loans. The interest rate sensitivity analysis on page 38 reflects the anticipated cash flows assuming an unchanged, as well as a simulated, interest rate environment.

Non-Performing Assets

Non-performing assets include accruing loans past due 90 days or more, non-accruing loans, restructured loans, other real estate owned and other repossessed assets. The chart on page 31 shows the history of non-performing assets over the past five years. Total non-performing assets were $466,000 at December 31, 2006, or .08 percent, of total assets which represents an increase from the December 31, 2005 balance of $14,000. Non-performing assets at December 31, 2005 represented .002 percent of total assets. Non-performing assets as a percent of total assets remain at low levels both historically and compared to peer groups.

Non-accrual loans are those on which the accrual of interest has ceased. Commercial loans and indirect financing leases are placed on non-accrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to protect principal and interest. Consumer loans are not automatically placed on non-accrual status when principal or interest payments are 90 days past due, but are charged-off when deemed uncollectible or, in most instances, after reaching 120 days past due. Included in the loan portfolio are loans on non-accrual status of $416,000 at December 31, 2006. There were no loans on non-accrual status at December 31, 2005. Included in the balance of non-accrual loans at December 31, 2006, was an indirect financing lease of $290,000 which was subsequently paid off in January 2007 by the originator.

There were no restructured loans as of December 31, 2006 or 2005, as defined in the Financial Accounting Standards Board Statement No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” that have not already been included in loans past due 90 days or more or in non-accrual loans. There was no other real estate owned as of December 31, 2006 or 2005. Repossessed assets at December 31, 2006 amounted to $41,000 and included equipment or vehicles related to the lease portfolio. There were no repossessed assets as of December 31, 2005.

Loans not included in past due, non-accrual or restructured categories, but where known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, totaled $1,609,000 and $2,634,000 at December 31, 2006 and 2005, respectively.

Non-Performing Assets
December 31,	2006	2005	2004	2003	2002
Loans past due 90 days or more not on non-accrual status
Commercial and industrial	$—	$—	$—	$—	$—
Construction	—	—	—	—	—
Real estate-commercial	—	—	—	—	—
Real estate-residential	5	—	68	—	—
Consumer	4	14	28	11	7
Indirect lease financing	—	—	—	—	—
Total loans past due 90 days or more and accruing	9	14	96	11	7

Loans accounted for on a non-accrual basis
Commercial and industrial	—	—	372	392	—
Construction	—	—	—	—	—
Real estate-commercial	113	—	—	17	—
Real estate-residential	13	—	—	409	650
Consumer	—	—	1	—	—
Indirect lease financing	290	—	—	—	—
Total non-accrual loans	416	—	373	818	650

Other real estate owned	—	—	—	—	—
Repossessed assets	41	—	—	—	11
Total non-performing assets	$466	$14	$469	$829	$668
Total as a percent of total assets	.08%	.002%	.08%	.15%	.13%

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

Allowance for Loan Loss Allocation
December 31,	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
		Gross		Gross		Gross		Gross		Gross
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Balance at end of period applicable to:
Commercial and industrial	$623	21.2%	$695	21.5%	$869	21.4%	$685	20.3%	$523	18.7%
Construction	138	3.0	108	2.4	79	2.6	123	3.9	103	3.6
Real estate-commercial	1,214	34.4	1,258	34.8	1,228	36.7	1,277	37.3	1,140	34.8
Real estate-residential	378	36.0	262	37.5	188	37.3	256	36.1	358	39.9
Consumer	61	1.5	23	1.7	23	2.0	21	2.4	25	3.0
Indirect lease financing	214	3.9	29	2.1	—	—	—	—	—	—
Unallocated	101		151		225		567			789
Total	$2,729	100.0%	$2,526	100.0%	$2,612	100.0%	$2,929	100.0%	$2,938	100.0%

Gross loans represent loans before unamortized net loan fees and costs. Percent gross loans lists the percentage of each loan type to total loans.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At December 31, 2006, the recorded investment in loans for which impairment has been recognized totaled $403,000 of which none required an allowance for loan loss. There were no loans considered impaired at December 31, 2005. The loans that have been identified as impaired are collateral-dependent.

QNB had net loan charge-offs of $142,000 and $86,000 in 2006 and 2005, respectively. Consumer loans accounted for $104,000 of the net charge-offs with overdrawn deposit accounts contributing $56,000 of this total. Other consumer charge-offs related primarily to motorcycle loans and unsecured lines of credit. Indirect lease financing charge-offs were $37,000 for 2006 and relate principally to one borrower. QNB has recovered $3,000 on this loan as the borrower has resumed making payments in 2007.

The allowance for loan losses was $2,729,000 at December 31, 2006, which represents .79 percent of total loans, compared to $2,526,000, or .84 percent of total loans, at December 31, 2005. QNB’s management determined a $345,000 provision for loan losses was appropriate in 2006. During the fourth quarter of 2006, QNB added $240,000 of the $345,000 provision. While QNB’s asset quality remains strong, loan charge-offs, non-performing loans and delinquent loans, which includes loans past due more than 30 days but less than 90 days, increased during the fourth quarter. These factors coupled with the continued growth in loans and the analysis described below resulted in the additional provision for loan losses and an allowance for loan losses that management believes is adequate in relation to the estimate of known and inherent losses in the portfolio. There was no provision for loan losses recorded in 2005. The ratio, at .79 percent was at a level below peers but which QNB believed was adequate based on its analysis.

Allowance for Loan Losses
	2006	2005	2004	2003	2002
Allowance for loan losses:
Balance, January 1	$2,526	$2,612	$2,929	$2,938	$2,845

Charge-offs
Commercial and industrial	5	7	353	—	—
Construction	—	—	—	—	—
Real estate-commercial	—	—	17	—	—
Real estate-residential	—	6	10	—	6
Consumer	145	102	26	28	33
Indirect lease financing	37	—	—	—	—
Total charge-offs	187	115	406	28	39

Recoveries
Commercial and industrial	2	—	—	—	83
Construction	—	—	—	—	—
Real estate-commercial	—	—	17	—	—
Real estate-residential	2	—	54	1	35
Consumer	41	29	18	18	14
Indirect lease financing	—	—	—	—	-
Total recoveries	45	29	89	19	132
Net (charge-offs) recoveries	(142)	(86)	(317)	(9)	93
Provision for loan losses	345	—	—	—	—
Balance, December 31	$2,729	$2,526	$2,612	$2,929	$2,938
Total loans (excluding loans held-for-sale):
Average	$323,578	$278,221	$250,042	$229,001	$207,238
Year-end	343,496	301,349	268,048	232,127	212,691

Ratios:
Net charge-offs (recoveries) to:
Average loans	.04%	.03%	.13%	-%	(.04)%
Loans at year-end	.04	.03	.12	—	(.04)
Allowance for loan losses	5.20	3.40	12.14	.31	(3.17)
Provision for loan losses	41.16	—	—	—	—

Allowance for loan losses to:
Average loans	.84%	.91%	1.04%	1.28%	1.42%
Loans at year-end	.79	.84	.97	1.26	1.38

It is possible that management’s estimates of the allowance for loan losses and actual results could differ in the near term, due to conditions beyond QNB’s control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review QNB’s allowance for loan losses. These agencies may require QNB to recognize additions to the allowance based on their judgments using information available to them at the time of their examination.

Deposits

QNB primarily attracts deposits from within its market area by offering various deposit products, including demand deposit accounts, interest-bearing demand accounts, money market accounts, savings accounts and time deposit accounts.

Total deposits increased $20,252,000, or 4.4 percent, to $478,922,000 at December 31, 2006. This compares to a decline of 1.7 percent in 2005. Average deposits increased only $624,000, or .1 percent, when comparing 2006 to 2005. The competition for deposits from local, regional and national financial institutions as well as from internet banks grew stronger in 2006. In addition, customers through the use of information gathered from the internet have become better informed about alternative products and rates offered by financial service providers throughout the nation and are willing to move funds around the country over small differences in rate. Strong performance in the stock market also provides competition for financial resources. Most of the decline in deposits in 2005 was a result of the decision to not aggressively seek to retain the short-term deposits of a school district by paying high short-term rates.

The mix of deposits, continued to be impacted by the reaction of customers to changes in interest rates on various products and by rates paid by the competition. Interest rates on time deposits and money market accounts continued to show the greatest sensitivity, as short-term Treasury rates increased during the first half of 2006. Most customers were looking for the highest rate for the shortest term. In contrast, the interest rates paid on interest-bearing demand accounts and savings accounts did not react as significantly to the increases in market interest rates. These accounts tend to be less interest rate sensitive.

At year-end 2006, non-interest bearing demand accounts declined 10.1 percent to $50,740,000. This decrease compares to growth of 7.3 percent and 4.2 percent at year-end 2005 and 2004, respectively. Average non-interest bearing demand accounts declined $1,927,000 or 3.5 percent to $53,696,000 when comparing 2006 to 2005. These deposits are primarily comprised of business checking accounts and are volatile depending on the timing of deposits and withdrawals. In addition, business customers are migrating to sweep accounts that transfer excess balances not used to cover daily activity to interest bearing accounts. This trend could result in a higher cost of funds as the use of this product increases.

Interest-bearing demand accounts declined $3,450,000, or 3.4 percent, to $98,164,000 at December 31, 2006, compared to an increase in interest-bearing demand account of $6,494,000, or 6.8 percent, in 2005. Similar to non-interest bearing demand accounts, the balances in these accounts can be volatile on a daily basis. The volatility in this product is principally a result of the movement of balances by school districts and municipalities. In 2006, the decline in interest-bearing demand accounts was primarily a result of the reduction in balances of a school district. Average interest-bearing demand accounts increased 5.7 percent in 2006 compared with a decline of 5.2 percent in 2005. Once again, these variances are principally the result of swings in balances in the school district and municipal accounts.

Money market accounts increased $12,686,000, or 32.4 percent, at December 31, 2006. This compares to a decrease of $21,264,000, or 35.2 percent, in 2005. The growth in 2006 was the result of a 4.00 percent money market promotion. This promotion was used to compete with the other local financial institutions and internet banks offering attractive rates on money market balances. With the higher rate on this product and the ability to immediately access funds, some customers moved money from their other lower paying demand and savings accounts to this money market product. The large decline in balances from 2004 to 2005 was a result of the decision to not aggressively seek to retain the short-term deposits of a school district by paying high short-term rates. Given the shape of the yield curve at the time and the rate that would have been paid on these deposits versus what could have been earned in an investment security, these funds would not have added significant incremental net interest income and would have further eroded the net interest margin. Total savings accounts declined $4,966,000, or 9.9 percent, as some customers sought out the higher yielding money market accounts and short-term time deposits.

Maturity of Time Deposits of $100,000 or More
Year Ended December 31,	2006	2005	2004
Three months or less	$11,702	$6,966	$2,134
Over three months through six months	9,713	2,721	2,785
Over six months through twelve months	16,442	14,322	14,117
Over twelve months	20,318	26,907	22,939
Total	$58,175	$50,916	$41,975

Average Deposits by Major Classification
	2006		2005		2004
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing deposits	$53,696	—	$55,623	—	$52,691	—
Interest-bearing demand	100,973	2.30%	95,487	1.29%	100,684.68%
Money market	50,800	2.92	52,080	1.76	44,364.99
Savings	48,377.39		53,671.39		54,613.39
Time	163,994	3.78	161,801	3.03	156,511	2.65
Time deposits of $100,000 or more	47,372	4.01	45,926	3.08	40,880	2.42
Total	$465,212	2.60%	$464,588	1.87%	$449,743	1.44%

Total time deposit accounts increased $21,703,000, or 10.3 percent, to $232,832,000 at December 31, 2006. This growth in total time deposits in 2006 followed an increase of $8,309,000, or 4.1 percent, between December 31, 2004 and December 31, 2005. Average time deposits increased 1.8 percent in 2006 and 7.1 percent in 2005. Most of the growth in time deposits in 2006 occurred in the fourth quarter and in the maturity range of greater than six months through 12 months, which QNB promoted heavily in response to customers’ preferences and competitors’ offerings. Most customers and potential customers were looking for the highest rate for the shortest term because of the belief that short-term interest rates would continue to rise. Continuing to increase time deposit balances will be a challenge in 2007 because of the strong rate competition. Matching or beating competitors’ rates could have a negative impact on the net interest margin.

Attracting and retaining deposits, while not a significant concern in the years 2001 to 2004, has become an issue facing the banking industry. The equity markets continue to perform well, loan demand remains strong and the competition for deposits has become extremely aggressive. To continue to attract and retain deposits, QNB plans to be competitive with respect to rates and to continue to deliver products with terms and features that appeal to customers.

Liquidity

Liquidity represents an institution’s ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. QNB manages its mix of cash, federal funds sold and investment securities in an attempt to match the volatility, seasonality, interest sensitivity and growth trends of its loans and deposits. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities. The portfolio of investment securities available-for-sale and QNB’s policy of selling certain residential mortgage originations in the secondary market also provide sources of liquidity. Additional sources of liquidity are provided by the Bank’s membership in the FHLB and two unsecured federal funds lines granted by correspondent banks totaling $21,000,000. The Bank has a maximum borrowing capacity with the FHLB of approximately $241,946,000. At December 31, 2006, QNB’s outstanding borrowings under the FHLB credit facilities totaled $52,000,000.

Cash and due from banks, federal funds sold, available-for-sale securities and loans held-for-sale totaled $244,091,000 at December 31, 2006 and $254,216,000 at December 31, 2005. These sources should be adequate to meet normal fluctuations in loan demand or deposit withdrawals. During both 2005 and 2006, QNB used its federal funds line of credit and overnight borrowings with the FHLB to temporarily help fund deposit withdrawals and loan growth. In addition, during both the fourth quarter of 2005 and the first quarter of 2006, QNB entered into several investment sales transactions for the purpose of providing liquidity. There were no federal funds purchased at December 31, 2006. Federal funds purchased totaled $1,490,000 at December 31, 2005. Average federal funds sold and overnight borrowings were $1,351,000 and $345,000 for 2006 and 2005, respectively.

Approximately $75,793,000 and $68,917,000 of available-for-sale securities at December 31, 2006 and 2005, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. In addition, under terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. The increase in pledged amounts relates primarily to the increase in repurchase agreement balances.

Capital Adequacy

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB’s shareholders’ equity at December 31, 2006 was $50,410,000, or 8.20 percent of total assets, compared to shareholders’ equity of $46,564,000, or 8.00 percent of total assets, at December 31, 2005. At December 31, 2006, shareholders’ equity included a negative adjustment of $815,000 related to the unrealized holding loss, net of taxes, on investment securities available-for-sale, while shareholders’ equity at December 31, 2005 included a negative adjustment of $1,262,000 related to the unrealized holding loss. Without these adjustments, shareholders’ equity to total assets would have been 8.34 percent and 8.21 percent at December 31, 2006 and 2005, respectively. The increase in the ratio is a result of the rate of capital retention and generation exceeding the rate of asset growth. QNB retained 51.6 percent and 52.0 percent of net income in 2006 and 2005, respectively, while generating $421,000 and $112,000 of equity through the issuance of stock. Total assets increased 5.6 percent between December 31, 2005 and December 31, 2006, while shareholders’ equity, excluding the net unrealized holding losses, increased 7.1 percent.

Average shareholders’ equity and average total assets were $49,760,000 and $594,575,000 during 2006, an increase of 6.8 percent and 1.9 percent, respectively, from 2005. The ratio of average total equity to average total assets was 8.37 percent for 2006, compared to 7.98 percent for 2005.

QNB is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law as amended (the BCL). The BCL operates generally to preclude dividend payments, if the effect thereof would render the QNB insolvent, as defined. As a practical matter, the QNB’s payment of dividends is contingent upon its ability to obtain funding in the form of dividends from the Bank. Payment of dividends to the Coporation by the Bank is subject to the restrictions in the National Bank Act. Generally, the National Bank Act permits the Bank to declare dividends in 2007 of approximately $5,201,000, plus an amount equal to the net profits of the Bank in 2007 up to the date of any such dividend declaration. QNB paid dividends to its shareholders of $.84 per share in 2006, an increase of 7.7 percent from the $.78 per share paid in 2005.

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

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for total risk-based and 4.00 percent for leverage. Under the requirements, QNB has a Tier I capital ratio of 13.15 percent and 13.04 percent, a total risk-based ratio of 13.91 percent and 13.77 percent, and a leverage ratio of 8.42 percent and 8.15 percent at December 31, 2006 and 2005, respectively. The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from “well capitalized” to “critically undercapitalized.” At December 31, 2006 and 2005, QNB met the “well capitalized” criteria, which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively, and a leverage ratio of 5.00 percent.

Capital Analysis
December 31,	2006	2005
Tier I
Shareholders’ equity	$50,410	$46,564
Net unrealized securities losses	815	1,262
Intangible assets	(43)	(94)
Total Tier I risk-based capital	51,182	47,732

Tier II
Allowable portion: Allowance for loan losses	$2,729	$2,526
Unrealized gains on equity securities	222	126
Total risk-based capital	$54,133	$50,384
Risk-weighted assets	$389,192	$365,931

Capital Ratios
December 31,	2006	2005
Tier I capital/risk-weighted assets	13.15%	13.04%
Total risk-based capital/risk-weighted assets	13.91	13.77
Tier I capital/average assets (leverage ratio)	8.42	8.15

Contractual Obligations, Commitments, and Off-Balance Sheet Arrangements

QNB has various financial obligations, including contractual obligations and commitments, which may require future cash payments.

Contractual Obligations

The following table presents, as of December 31, 2006, significant contractual obligations to third parties by payment date. Further discussion of the nature of each obligation can be found in the Notes to Consolidated Financial Statements.

	Under 1 Year	1 to 3 years	3 to 5 Years	Over 5 Years	Total
Time Deposits	$160,119	$62,125	$10,558	$30	$232,832
Short-term borrowings	30,113	—	—	—	30,113
Federal Home Loan Bank advances	2,000	26,500	23,500	—	52,000
Operating leases	304	574	539	1,728	3,145
Total	$192,536	$89,199	$34,597	$1,758	$318,090

Commitments and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2006, the amounts and expected maturities of significant commitments. Discussion of the obligations can be found in the Notes to Consolidated Financial Statements

	Under 1 Year	1 to 3 years	3 to 5 Years	Over 5 Years	Total
Commitments to extend credit
Commercial	$43,642	$2,112	$—	$—	$45,754
Residential real estate	617	—	—	—	617
Other	—	—	—	23,555	23,555
Standby letters of credit	3,026	396	—	—	3,422
Total	$47,285	$2,508	$—	$23,555	$73,348

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, as these commitments often expire without being drawn upon.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, QNB is subject to three primary risks.
•	Credit risk;
•	Liquidity risk; and
•	Interest rate risk.

The Board of Directors has established an Asset Liability Committee (ALCO) to measure, monitor and manage interest rate risk for QNB. QNB’s Asset Liability and Loan Policies have instituted guidelines covering the three primary risks.

For discussion on credit risk refer to the sections on non-performing assets and the allowance for loan losses, Note 5 and Note 6 of the Notes to Consolidated Financial Statements. For discussion on liquidity risk refer to the section on liquidity at page 34 in Item 7 of this Form 10-K filing.

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

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At December 31, 2006, interest earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $192,116,000. Interest sensitive liabilities scheduled to mature or reprice within one year were $301,660,000. The one-year cumulative gap, which reflects QNB’s interest sensitivity over a period of time, was a negative $109,544,000 at December 31, 2006. The cumulative one-year gap equals -18.44 percent of total rate sensitive assets. This position compares to a negative gap position of $39,123,000, or -7.04 percent, of total rate sensitive assets, at December 31, 2005. The increase in the negative gap position in the one-year time frame was primarily the result of changes in the repricing and maturity structure of the Bank’s interest sensitive liabilities. The amount of time deposits maturing or repricing in less than one year increased significantly. At December 31, 2006, $161,358,000, or 69.3 percent, of total time deposits were scheduled to reprice or mature in the next twelve months level compared to $95,840,000, or 45.4 percent, of total time deposits at December 31, 2005. In addition, balances in the Treasury Select Money Market account increased by $16,160,000 between December 31, 2005 and December 31, 2006. Both of these events reflect consumers desire to invest in shorter term investments whose rates have increased significantly and which could increase further if market rates continue to increase. Also contributing to the increase in interest sensitive liabilities was a $10,518,000 increase in short-term borrowings, primarily consisting of commercial sweep accounts set up as repurchase agreements. On the asset side, the amount of assets maturing or repricing increased by $12,784,000 from December 31, 2005 to December 31, 2006. This increase was primarily the result of the $11,664,000 increase in federal funds sold. This negative gap position has contributed to the decline in the net interest margin as interest rates have increased on a greater amount of liabilities than earning assets and to a greater magnitude.

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on the interest rate environment at period end. Management also evaluates the impact of higher and lower interest rates by simulating the impact on net interest income of changing rates. While management performs rate shocks of 100, 200 and 300 basis points, it believes, given the level of interest rates at December 31, 2006, that it is unlikely that interest rates would decline by 300 basis points. The simulation results can be found in the chart on page 40.

The decline in net interest income in a rising rate environment is consistent with the gap analysis and reflects the fixed-rate nature of the investment and loan portfolio and the increased expense associated with higher costing deposits and short-term borrowings. Also impacting net interest income in a rising rate environment would be the conversion of some of the borrowings from the FHLB from a fixed-rate to a variable-rate tied to LIBOR. If converted, QNB has the option to return the borrowings to the FHLB without penalty. Net interest income increases slightly if rates were to decline by 100 basis points. However, in the 200 basis point down scenario, net interest income declines slightly which indicates the current interest pricing on interest-bearing transaction accounts, regular money market accounts and savings accounts are at their hypothetical floors. Interest rates on these products do not have the ability to decline to the degree that rates on earning assets can. In addition, in a lower rate environment the cash flow from both the loan and investment portfolios would increase and be reinvested at lower rates. These results are inconsistent with the gap analysis and identify some of the weaknesses of gap analysis which does not take into consideration the magnitude of the rate change on different instruments or the timing of the rate change.

Management will continue to look for ways to reduce the impact of rising interest rates on net interest income. One step that has been taken was changing the Treasury Select money market product by removing the automatic index feature and setting the rate at the discretion of QNB’s Management. QNB will also attempt to shorten the repricing characteristics of the loan portfolio and lengthen the maturity of the time deposit portfolio. Both of these will be difficult to achieve if the yield curve stays inverted and the competition continues to offer high rate short-term time deposits and money market deposits and low fixed rate loans.

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

The nature of QNB’s current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Corporation nor the Bank owns trading assets. At December 31, 2006, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over the next twelve-month period, under various interest rate scenarios.

Interest Rate Sensitivity
	Within	3 to 6	6 months	1 to 3	3 to 5	After
December 31, 2006	3 months	months	to 1 year	years	years	5 years	Total
Assets
Interest-bearing balances	$778	$—	$—	$—	$—	$—	$778
Federal funds sold	11,664	—	—	—	—	—	11,664
Investment securities*	13,965	9,272	18,356	73,560	55,263	55,658	226,074
Non-marketable equity securities	3,375	—	—	—	—	90	3,465
Loans, including loans held-for-sale	72,970	15,935	37,386	110,200	72,149	35,026	343,666
Bank-owned life insurance	—	—	8,415	—	—	—	8,415
Total rate sensitive assets	102,752	25,207	64,157	183,760	127,412	90,774	$594,062
Total cumulative assets	$102,752	$127,959	$192,116	$375,876	$503,288	$594,062
Liabilities
Interest-bearing non-maturing deposits	$108,189	$—	$—	$4,806	$11,286	$71,069	$195,350
Time deposits less than $100,000	45,996	24,790	52,344	43,886	7,641	—	174,657
Time deposits over $100,000	12,174	9,713	16,341	17,031	2,916	—	58,175
Short-term borrowings	30,113	—	—	—	—	—	30,113
Federal Home Loan Bank advances	2,000	—	—	26,500	23,500	—	52,000
Total rate sensitive liabilities	198,472	34,503	68,685	92,223	45,343	71,069	$510,295
Total cumulative liabilities	$198,472	$232,975	$301,660	$393,883	$439,226	$510,295
Gap during period	$(95,720)	$(9,296)	$(4,528)	$91,537	$82,069	$19,705	$83,767
Cumulative gap	$(95,720)	$(105,016)	$(109,544)	$(18,007)	$64,062	$83,767
Cumulative gap/rate sensitive assets	(16.11)%	(17.68)%	(18.44)%	(3.03)%	10.78%	14.10%
Cumulative gap ratio	.52	.55	.64	.95	1.15	1.16

*	Excludes unrealized holding loss on available-for-sale securities of $1,235.

The table below summarizes estimated changes in net interest income over the next twelve-month period, under various interest rate scenarios.

Change in Interest Rates	Net Interest Income	Dollar Change	Percent Change
December 31, 2006
+300 Basis Points	$13,700	$(3,190)	(18.89)%
+200 Basis Points	14,715	(2,175)	(12.88)
+100 Basis Points	15,920	(970)	(5.74)
FLAT RATE	16,890	—	—
-100 Basis Points	17,075	185	1.10
-200 Basis Points	16,737	(153)	(.91)
December 31, 2005
+300 Basis Points	$14,820	$(1,036)	(6.53)%
+200 Basis Points	15,280	(576)	(3.63)
+100 Basis Points	15,738	(118)	(.74)
FLAT RATE	15,856	—	—
-100 Basis Points	15,744	(112)	(.71)
-200 Basis Points	14,634	(1,222)	(7.71)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements are set forth in this Annual Report of Form 10-K on the following pages:

Independent Registered Public Accounting Firm Report	Page 42
Consolidated Balance Sheets	Page 43
Consolidated Statements of Income	Page 44
Consolidated Statements of Shareholders’ Equity	Page 45
Consolidated Statements of Cash Flows	Page 46
Notes to Consolidated Financial Statements	Page 47

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REPORT

The Board of Directors
QNB Corp:

We have audited the consolidated balance sheets of QNB Corp. and subsidiary as of December 31, 2006, and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QNB Corp. and subsidiary as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of QNB Corp.’s internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of QNB Corp.’s internal control over financial reporting and an unqualified opinion on the effectiveness of QNB Corp.’s internal control over financial reporting.

Wexford, Pennsylvania
March 7, 2007

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
December 31,	2006	2005
Assets
Cash and due from banks	$12,439	$20,807
Federal funds sold	11,664	—
Total cash and cash equivalents	24,103	20,807
Investment securities
Available-for-sale (amortized cost $221,053 and $235,187)	219,818	233,275
Held-to-maturity (market value $5,168 and $6,082)	5,021	5,897
Non-marketable equity securities	3,465	3,684
Loans held-for-sale	170	134
Total loans, net of unearned costs	343,496	301,349
Allowance for loan losses	(2,729)	(2,526)
Net loans	340,767	298,823
Bank-owned life insurance	8,415	8,103
Premises and equipment, net	6,442	5,400
Accrued interest receivable	2,874	2,572
Other assets	3,464	3,510
Total assets	$614,539	$582,205

Liabilities
Deposits
Demand, non-interest bearing	$50,740	$56,461
Interest-bearing demand	98,164	101,614
Money market	51,856	39,170
Savings	45,330	50,296
Time	174,657	160,213
Time over $100,000	58,175	50,916
Total deposits	478,922	458,670
Short-term borrowings	30,113	19,596
Federal Home Loan Bank advances	52,000	55,000
Accrued interest payable	2,240	1,512
Other liabilities	854	863
Total liabilities	564,129	535,641

Shareholders’ Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,235,284 shares and 3,210,762 shares issued;
3,128,598 and 3,104,076 shares outstanding	2,022	2,007
Surplus	9,707	9,117
Retained earnings	40,990	38,196
Accumulated other comprehensive loss, net	(815)	(1,262)
Treasury stock, at cost; 106,686 shares	(1,494)	(1,494)
Total shareholders’ equity	50,410	46,564
Total liabilities and shareholders’ equity	$614,539	$582,205

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
Year Ended December 31,	2006	2005	2004
Interest Income
Interest and fees on loans	$21,097	$16,938	$14,229
Interest and dividends on investment securities:
Taxable	8,437	8,767	8,945
Tax-exempt	1,897	2,259	2,224
Interest on federal funds sold	357	176	93
Interest on interest-bearing balances and other interest income	214	132	80
Total interest income	32,002	28,272	25,571
Interest Expense
Interest on deposits
Interest-bearing demand	2,322	1,229	681
Money market	1,484	917	441
Savings	190	211	215
Time	6,202	4,906	4,153
Time over $100,000	1,900	1,415	990
Interest on short-term borrowings	736	323	124
Interest on Federal Home Loan Bank advances	3,072	2,987	2,902
Total interest expense	15,906	11,988	9,506
Net interest income	16,096	16,284	16,065
Provision for loan losses	345	—	—
Net interest income after provision for loan losses	15,751	16,284	16,065
Non-Interest Income
Fees for services to customers	1,867	1,851	2,000
ATM and debit card income	772	687	598
Income on bank-owned life insurance	291	288	300
Mortgage servicing fees	98	90	112
Net gain (loss) on investment securities available-for-sale	262	(727)	849
Net gain on sale of loans	64	145	154
Other operating income	583	928	672
Total non-interest income	3,937	3,262	4,685
Non-Interest Expense
Salaries and employee benefits	7,320	7,314	7,163
Net occupancy expense	1,161	1,100	1,013
Furniture and equipment expense	1,026	1,159	1,146
Marketing expense	651	599	557
Third party services	724	701	680
Telephone, postage and supplies expense	537	488	521
State taxes	453	423	375
Other expense	1,362	1,318	1,388
Total non-interest expense	13,234	13,102	12,843
Income before income taxes	6,454	6,444	7,907
Provision for income taxes	1,034	1,398	1,704
Net Income	$5,420	$5,046	$6,203
Earnings Per Share - Basic	$1.73	$1.63	$2.00
Earnings Per Share - Diluted	$1.71	$1.59	$1.95

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated
			Other
	Number	Comprehensive	Comprehensive	Common		Retained	Treasury
(in thousands, except share data)	of Shares	Income	Income (loss)	Stock	Surplus	Earnings	Stock	Total
Balance, December 31, 2003	3,095,379	—	$2,341	$2,001	$8,933	$31,659	$(1,494)	$43,440

Net income	—	$6,203	—	—	—	6,203	—	6,203
Other comprehensive loss, net of tax benefit
Unrealized holding losses on investment securities available-for-sale	—	(1,090)	—	—	—	—	—	—
Reclassification adjustment for gains included in net income	—	(560)	—	—	—	—	—	—
Other comprehensive loss	—	(1,650)	(1,650)	—	—	—	—	(1,650)

Comprehensive income	—	$4,553	—	—	—	—	—	—
Cash dividends paid ($.74 per share)	—	—	—	—	—	(2,292)	—	(2,292)
Stock issue - Employee stock purchase plan	2,679	—	—	2	72	—	—	74
Stock issued for options exercised	20	—	—	—	—	—	—	—
Balance, December 31, 2004	3,098,078	—	691	2,003	9,005	35,570	(1,494)	45,775

Net income	—	$5,046	—	—	—	5,046	—	5,046
Other comprehensive loss, net of tax benefit
Unrealized holding losses on investment securities available-for-sale	—	(2,627)	—	—	—	—	—	—
Reclassification adjustment for losses included in net income	—	674	—	—	—	—	—	—
Other comprehensive loss	—	(1,953)	(1,953)	—	—	—	—	(1,953)
Comprehensive income	—	$3,093	—	—	—	—	—	—
Cash dividends paid ($.78 per share)	—	—	—	—	—	(2,420)	—	(2,420)
Stock issue - Employee stock purchase plan	2,794	—	—	2	72	—	—	74
Stock issued for options exercised	3,204	—	—	2	36	—	—	38
Tax benefits from stock plans	—	—	—	—	4	—	—	4
Balance, December 31, 2005	3,104,076	—	(1,262)	2,007	9,117	38,196	(1,494)	46,564

Net income	—	$5,420	—	—	—	5,420	—	5,420
Other comprehensive income, net of taxes
Unrealized holding gains on investment securities available-for-sale	—	620	—	—	—	—	—	—
Reclassification adjustment for gains included in net income	—	(173)	—	—	—	—	—	—
Other comprehensive income	—	447	447	—	—	—	—	447
Comprehensive income	—	$5,867	—	—	—	—	—	—
Cash dividends paid ($.84 per share)	—	—	—	—	—	(2,626)	—	(2,626)
Stock issue - Employee stock purchase plan	3,071	—	—	2	70	—	—	72
Stock issued for options exercised	21,451	—	—	13	336	—	—	349
Tax benefits from stock plans	—	—	—	—	66	—	—	66
Stock-based compensation expense	—	—	—	—	118	—	—	118
Balance, December 31, 2006	3,128,598	—	$(815)	$2,022	$9,707	$40,990	$(1,494)	$50,410

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
Year Ended December 31,	2006	2005	2004
Operating Activities
Net income	$5,420	$5,046	$6,203
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	744	890	907
Provision for loan losses	345	—	—
Securities gains, net	(313)	(526)	(849)
Impairment write-down of securities	51	1,253 -
Net gain on sale of repossessed assets	—	(210)	(141)
Proceeds from sale of repossessed assets	9	210	1,167
Net gain on sale of loans	(64)	(145)	(154)
Loss on disposal of premises and equipment	3	1	3
Loss on equity investment in title company	—	—	26
Proceeds from sales of residential mortgages	4,129	11,004	9,162
Originations of residential mortgages held-for-sale	(4,148)	(10,857)	(8,055)
Income on bank-owned life insurance	(291)	(288)	(300)
Life insurance (premiums)/proceeds net	(21)	91 (21)
Stock-based compensation expense	118	—	—
Deferred income tax (benefit) provision	(183)	(81)	299
Net (decrease) increase in income taxes payable	—	(338)	282
Net (increase) decrease in accrued interest receivable	(302)	(41)	292
Net amortization of premiums and discounts	524	869	933
Net increase (decrease) in accrued interest payable	728	333	(106)
Increase in other assets	(67)	(135)	(67)
Decrease in other liabilities	(9)	(551)	(280)
Net cash provided by operating activities	6,673	6,525	9,301
Investing Activities
Proceeds from maturities and calls of investment securities
available-for-sale	24,595	36,720	55,334
held-to-maturity	870	300	5,811
Proceeds from sales of investment securities
available-for-sale	46,490	45,105	66,715
Purchase of investment securities
available-for-sale	(57,069)	(52,442)	(130,878)
Proceeds from sales of non-marketable equity securities	1,700	751	259
Purchase of non-marketable equity securities	(1,481)	(488)	(396)
Net increase in loans	(42,323)	(33,294)	(37,156)
Net purchases of premises and equipment	(1,789)	(651)	(1,460)
Net cash used by investing activities	(29,007)	(3,999)	(41,771)
Financing Activities
Net (decrease) increase in non-interest bearing deposits	(5,721)	3,858	2,135
Net increase (decrease) in interest-bearing non-maturity deposits	4,270	(19,985)	13,036
Net increase in time deposits	21,703	8,309	12,678
Net increase in short-term borrowings	10,517	6,222	2,958
Repayment of Federal Home Loan Bank advances	(3,000)	—	—
Tax benefit from exercise of stock options	66	—	—
Cash dividends paid	(2,626)	(2,420)	(2,292)
Proceeds from issuance of common stock	421	112	74
Net cash provided by (used by) financing activities	25,630	(3,904)	28,589
Increase (decrease) in cash and cash equivalents	3,296	(1,378)	(3,881)
Cash and cash equivalents at beginning of year	20,807	22,185	26,066
Cash and cash equivalents at end of year	$24,103	$20,807	$22,185
Supplemental Cash Flow Disclosures
Interest paid	$15,178	$11,655	$9,612
Income taxes paid	1,134	1,802	1,042
Non-Cash Transactions
Change in net unrealized holding gains, net of taxes, on investment securities 447	(1,953)	(1,650)
Transfer of loans to repossessed assets	50	—	1,026

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies
Business

QNB Corp. (the Corporation), through its wholly-owned subsidiary, The Quakertown National Bank (the Bank), has been serving the residents and businesses of upper Bucks, southern Lehigh, and northern Montgomery counties in Pennsylvania since 1877. The Bank is a locally managed community bank that provides a full range of commercial, retail banking and retail brokerage services. The Bank encounters vigorous competition for market share in the communities it serves from bank holding companies, other community banks, thrift institutions, credit unions and other non-bank financial organizations such as mutual fund companies, insurance companies and brokerage companies. The Corporation manages its business as a single operating segment.

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

Misstatements

On September 13, 2006 the Securities and Exchange Commission (SEC) Staff issued Statement of Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses how errors, built up over time in the balance sheet, should be considered from a materiality perspective and corrected. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC Staff believes that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 also describes the circumstances where it would be appropriate for a registrant to record a one-time cumulative effect adjustment to correct errors existing in prior years that previously had been considered immaterial as well as the required disclosures to investors. During 2006, the Corporation has not identified a situation for which it must apply SAB 108 for 2006, 2005 or 2004.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-marketable Equity Securities

Non-marketable equity securities are comprised of restricted stock of the Federal Home Loan Bank of Pittsburgh (FHLB), the Federal Reserve Bank, and the Atlantic Central Bankers Bank. These restricted securities are carried at cost.

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

Non-Performing Assets

Non-performing assets are comprised of accruing loans past due 90 days or more, non-accrual loans, other real estate owned and repossessed assets. Non-accrual loans are those on which the accrual of interest has ceased. Commercial loans and indirect lease financing loans are placed on non-accrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. Interest accrued, but not collected at the date a loan is placed on non-accrual status, is reversed and charged against interest income. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of the ultimate collectibility of principal and interest. Loans are returned to an accrual status when the borrower’s ability to make periodic principal and interest payments has returned to normal (i.e. brought current with respect to principal or interest or restructured) and the paying capacity of the borrower and/or the underlying collateral is deemed sufficient to cover principal and interest. Consumer loans are not automatically placed on non-accrual status when principal or interest payments are 90 days past due, but in most instances, are charged-off when deemed uncollectible or after reaching 120 days past due.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Compensation

At December 31, 2006, QNB sponsored stock-based compensation plans, administered by a committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees. QNB accounted for all awards granted between January 1, 2002 and December 31, 2005 under the “fair value” approach under Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, QNB adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (FASB No. 123r), using the modified prospective application method. The modified prospective application method applies to new awards, to any outstanding liability awards, and to awards modified, repurchased, or cancelled after January 1, 2006. For all awards granted prior to January 1, 2006, unrecognized compensation cost, on the date of adoption, will be recognized as an expense in future periods. The results for prior periods have not been restated.

The adoption of FASB No. 123r reduced net income by approximately $118,000 for year ended December 31, 2006. The following table illustrates the effect on net income and earnings per share if QNB had applied the fair value recognition provisions to stock-based employee compensation during the period presented. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period.

December 31,	2005	2004

Net income, as reported	$5,046	$6,203
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	101	95
Pro forma net income	$4,945	$6,108
Earnings per share
Basic - as reported	$1.63	$2.00
Basic - pro forma	$1.59	$1.97
Diluted - as reported	$1.59	$1.95
Diluted - pro forma	$1.56	$1.92

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are subjective in nature. The following assumptions were used in the option pricing model in determining the fair value of options granted during the periods presented.

Year ended December 31,	2006	2005	2004
Risk free interest rate	4.27%	4.18%	4.39%
Dividend yield	3.23	2.40	2.20
Volatility	13.28	14.05	13.61
Expected life	5 yrs.	10 yrs.	10 yrs.

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The weighted average fair value per share of options granted during 2006, 2005 and 2004 was $3.13, $6.46 and $7.18, respectively.

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

Earnings Per Share

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

Recent Accounting Pronouncements

Accounting for Certain Hybrid Instruments
In February 2006, the FASB issued FASB Statement No. 155 (FASB No. 155), Accounting for Certain Hybrid Instruments, as an amendment of FASB Statements No. 133 and 140. FASB No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the QNB’s results of operations or financial position.

Accounting for Servicing of Financial Assets
In March 2006, the FASB issued FASB Statement No. 156 (FASB No. 156), Accounting for Servicing of Financial Assets. This Statement, which is an amendment to FASB No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, FASB No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. FASB No. 156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either of the amortization or fair value methods for subsequent measurement. The provisions of FASB No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on QNB’s results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements
In September 2006, the FASB issued FASB Statement No. 157 (FASB No. 157), Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on QNB’s results of operations or financial position.

Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FASB No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on QNB’s results of operations

Accounting for Deferred Compensation
In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FASB No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. QNB is currently evaluating the impact the adoption of the standard will have on its results of operations and financial position.

Accounting for Purchases of Life Insurance
In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-5 (EITF 06-5), Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. QNB is currently evaluating the impact the adoption of the standard will have on its results of operations and financial position.

Statement of Cash Flows

Cash and cash equivalents for purposes of this statement consist of cash on hand, cash items in process of collection, amounts due from banks, interest earning deposits in other financial institutions and federal funds sold.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2006	2005	2004

Numerator for basic and diluted earnings per share - net income	$5,420	$5,046	$6,203
Denominator for basic earnings per share - weighted average shares outstanding	3,124,724	3,101,754	3,096,360
Effect of dilutive securities - employee stock options	51,986	72,893	81,792
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,176,710	3,174,647	3,178,152
Earnings per share - basic	$1.73	$1.63	$2.00
Earnings per share - diluted	1.71	1.59	1.95

There were 52,300 and 40,000 stock options that were anti-dilutive as of December 31, 2006 and 2005, respectively. These stock options were not included in the above calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Cash And Due From Banks

Included in cash and due from banks are reserves in the form of deposits with the Federal Reserve Bank of $225,000 and $8,807,000 to satisfy federal regulatory requirements as of December 31, 2006 and 2005, respectively.

Note 4 - Investment Securities Available-For-Sale

The amortized cost and estimated fair values of investment securities available-for-sale at December 31, 2006 and 2005 were as follows:

December 31,	2006				2005
		Gross	Gross			Gross	Gross
	Aggregate	unrealized	unrealized		Aggregate	unrealized	unrealized
	fair	holding	holding	Amortized	fair	holding	holding	Amortized
	value	gains	losses	cost	value	gains	losses	cost
U.S. Treasury	$4,984	$—	$9	$4,993	$6,002	$—	$39	$6,041
U.S. Government agencies	33,244	96	91	33,239	23,824	1	326	24,149
State and municipal securities	36,121	784	123	35,460	47,530	1,073	226	46,683
Mortgage-backed securities	67,471	36	1,227	68,662	57,733	29	1,241	58,945
Collateralized mortgage obligations (CMOs)	59,033	—	1,777	60,810	71,475	6	2,169	73,638
Other debt securities	14,373	587	5	13,791	18,252	1,043	344	17,553
Equity securities	4,592	515	21	4,098	8,459	744	463	8,178
Total investment securities available-for-sale	$219,818	$2,018	$3,253	$221,053	$233,275	$2,896	$4,808	$235,187

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at December 31, 2006 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities.

	Aggregate	Amortized
December 31, 2006	fair value	cost
Due in one year or less	$14,849	$14,884
Due after one year through five years	129,153	131,518
Due after five years through ten years	56,326	56,009
Due after ten years	14,898	14,544
Equity securities	4,592	4,098
Total securities available-for-sale	$219,818	$221,053

Proceeds from sales of investment securities available-for-sale were as follows:

	2006	2005	2004
Proceeds	$46,490	$45,105	$66,715
Gross gains	1,309	812	1,207
Gross losses	1,047	1,539	358

Included in gross losses for 2006, 2005 and 2004 were other-than-temporary impairment charges of $51,000, $1,253,000 and $0, respectively.

Held-To-Maturity

The amortized cost and estimated fair values of investment securities held-to-maturity at December 31, 2006 and 2005 were as follows:

December 31,	2006				2005
		Gross	Gross			Gross	Gross
		unrealized	unrealized	Aggregate		unrealized	unrealized	Aggregate
	Amortized	holding	holding	fair	Amortized	holding	holding	fair
	cost	gains	losses	value	cost	gains	losses	value
State and municipal securities	$5,021	$147	$—	$5,168	$5,897	$185	$—	$6,082

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair values of securities held-to-maturity by contractual maturity at December 31, 2006, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Aggregate	Amortized
December 31, 2006	fair value	cost
Due in one year or less	$639	$636
Due after one year through five years	573	563
Due after five years through ten years	786	759
Due after ten years	3,170	3,063
Total securities held-to-maturity	$5,168	$5,021

There were no sales of investment securities classified as held-to-maturity during 2006, 2005 or 2004.

At December 31, 2006 and 2005, investment securities available-for-sale totaling $75,793,000 and $68,917,000 were pledged as collateral for repurchase agreements and deposits of public funds.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005:

	Less than 12 months		12 months or longer			Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2006	value	losses	value	losses	value	losses
U.S. Treasury	$1,998	$2	$1,990	$7	$3,988	$9
U.S. Government agencies	12,966	28	5,782	63	18,748	91
State and municipal securities	683	1	4,926	122	5,609	123
Mortgage-backed securities	17,609	104	45,083	1,123	62,692	1,227
Collateralized mortgage obligations (CMOs)	775	1	58,258	1,776	59,033	1,777
Other debt securities	2,001	5	—	—	2,001	5
Equity securities	638	11	87	10	725	21
Total	$36,670	$153	$116,126	$3,101	$152,796	$3,253

	Less than 12 months		12 months or longer			Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2005	value	losses	value	losses	value	losses
U.S. Treasury	$2,999	$7	$3,003	$32	$6,002	$39
U.S. Government agencies	17,046	211	5,777	115	22,823	326
State and municipal securities	9,317	57	4,647	169	13,964	226
Mortgage-backed securities	43,780	882	12,762	359	56,542	1,241
Collateralized mortgage obligations (CMOs)	27,558	397	42,967	1,772	70,525	2,169
Other debt securities	2,214	344	—	—	2,214	344
Equity securities	1,030	73	1,923	390	2,953	463
Total	$103,944	$1,971	$71,079	$2,837	$175,023	$4,808

QNB has 150 securities in an unrealized loss position at December 31, 2006. The unrealized losses in QNB’s investment holdings are related to the dynamic nature of interest rates. One of QNB’s prime objectives with the investment portfolio is to invest excess liquidity that is not needed to fund loans. As a result, QNB adds new investments throughout the year as they become available through deposit inflows or roll-off from loans and securities. The unrealized losses in certain holdings are the result of these being purchased when market interest rates were lower than at year end. As interest rates increase, fixed-rate securities generally fall in market price to reflect the higher market yield. If held to maturity, all of the bonds will mature at par, and QNB will not realize a loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans

December 31,	2006	2005
Commercial and industrial	$72,718	$64,812
Construction	10,503	7,229
Real estate-commercial	118,166	104,793
Real estate-residential	123,531	112,920
Consumer	5,044	5,080
Indirect lease financing	13,405	6,451
Total loans	343,367	301,285
Unearned costs	129	64
Total loans, net of unearned costs (income)	$343,496	$301,349

Real estate commercial loans include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

At December 31, 2006, the recorded investment in loans for which impairment has been recognized totaled $403,000 of which none required an allowance for loan loss. At December 31, 2005, there were no loans identified for impairment. Most of the loans identified as impaired are collateral-dependent. For the years ended December 31, 2006, 2005 and 2004, the average recorded investment in impaired loans was approximately $44,000, $11,000 and $507,000, respectively. QNB recognized $13,000, $38,000 and $111,000 of interest income on these loans in 2006, 2005 and 2004, respectively.

At December 31, 2006 there were $416,000 of loans on non-accrual status. There were no non-accrual loans at December 31, 2005. Some of these loans are included in the impaired loan total above. If interest on non-accrual loans had been accrued throughout the period, interest income for the years ended December 31, 2006, 2005 and 2004, would have increased approximately $8,000, $0 and $21,000, respectively. The amount of interest income on these loans that was included in net income in 2006 was $9,000. There was no interest income recognized on non-accrual loans in 2005 or 2004.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. At December 31, 2006, there were no concentrations of loans exceeding 10 percent of total loans other than disclosed in the table above.

Note 6 - Allowance For Loan Losses

Activity in the allowance for loan losses is shown below:

December 31,	2006	2005	2004
Balance at beginning of year	$2,526	$2,612	$2,929
Charge-offs	(187)	(115)	(406)
Recoveries	45	29	89
Net charge-offs	(142)	(86)	(317)
Provision for loan losses	345	—	—
Balance at end of year	$2,729	$2,526	$2,612

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Premises And Equipment

Premises and equipment, stated at cost less accumulated depreciation and amortization, are summarized below:

December 31,	2006	2005
Land and buildings	$6,719	$5,812
Furniture and equipment	8,733	7,987
Leasehold improvements	1,655	1,655
Book value	17,107	15,454
Accumulated depreciation and amortization	(10,665)	(10,054)
Net book value	$6,442	$5,400

Depreciation and amortization expense on premises and equipment amounted to $744,000, $890,000 and $907,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 8 - Intangible Assets

As a result of the purchase of deposits in 1997, QNB recorded a deposit premium of $511,000. This premium is being amortized, for book purposes, over ten years and is reviewed annually for impairment. The net deposit premium intangible was $43,000 and $94,000 at December 31, 2006 and 2005, respectively. Amortization expense for core deposit intangibles for each of the years ended December 31, 2006, 2005 and 2004 was $51,000.

The following table reflects the components of mortgage servicing rights as of the periods indicated:

Years Ended December 31,	2006	2005	2004
Mortgage servicing rights beginning balance	$528	$552	$582
Mortgage servicing rights capitalized	31	80	66
Mortgage servicing rights amortized	(87)	(109)	(122)
Fair market value adjustments	—	5	26
Mortgage servicing rights ending balance	$472	$528	$552
Mortgage loans serviced for others	$70,816	$77,196	$78,904
Amortization expense of intangible assets for the years ended December 31	138	160	173

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

Estimated annual amortization expense for the year ended December 31, 2007	$134
for the year ended December 31, 2008	79
for the year ended December 31, 2009	65
for the year ended December 31, 2010	53
for the year ended December 31, 2011	43

Note 9 - Time Deposits

The aggregate amount of time deposits including deposits in denominations of $100,000 or more was $232,832,000 and $211,129,000 at December 31, 2006 and 2005, respectively. The scheduled maturities of time deposits as of December 31, 2006 for the years 2007 through 2011 and thereafter are approximately $160,119,000, $29,093,000, $33,032,000, $8,248,000, $2,310,000 and $30,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Short-Term Borrowings

	Securities Sold under	Other
December 31,	Agreements to Repurchase (a)	Short-term Borrowings (b)
2006
Balance	$29,513	$600
Maximum indebtedness at any month end	29,513	5,061
Daily average indebtedness outstanding	19,755	1,718
Average rate paid for the year	3.29%	5.02%
Average rate on period-end borrowings	3.43	5.04
2005
Balance	$17,506	$2,090
Maximum indebtedness at any month end	20,287	2,090
Daily average indebtedness outstanding	13,959	687
Average rate paid for the year	2.13%	3.80%
Average rate on period-end borrowings	2.53	4.14

(a)
Securities sold under agreements to repurchase mature within 30 days. The repurchase agreements were collateralized by U.S. Government agency securities, mortgage-backed securities and CMOs with an amortized cost of $29,992,000 and $21,453,000 and a fair value of $29,332,000 and $20,907,000 at December 31, 2006 and 2005, respectively. These securities are held in safekeeping at the Federal Reserve Bank.

(b)	Other short-term borrowings include federal funds purchased, overnight borrowings from FHLB and Treasury tax and loan notes.

The Bank has two unsecured federal funds lines granted by correspondent banks totaling $21,000,000. Federal funds purchased totaled $1,490,000 at December 31, 2005.

Note 11 - FHLB Advances

Under terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. QNB’s FHLB stock of $3,375,000 and $3,594,000 at December 31, 2006 and 2005, respectively, is also pledged to secure these advances.

QNB has a maximum borrowing capacity with the FHLB of approximately $241,946,000. At December 31, 2006 and 2005, there were $52,000,000 and $55,000,000, respectively, in outstanding advances with a weighted average interest rate of 5.55 percent and 5.47 percent, respectively. Advances are made pursuant to several different credit programs offered by the FHLB. At December 31, 2006, $35,000,000 of these advances are convertible, whereby the FHLB has the option at a predetermined time to convert the fixed interest rate to an adjustable rate tied to LIBOR. QNB then has the option to prepay these advances if the FHLB converts the interest rate.

Outstanding borrowings as of December 31, 2006 mature as follows:

Loans maturing in 2007 with a rate of 5.45%	$2,000
Loans maturing in 2009 with rates ranging from 5.05% to 5.97%	26,500
Loans maturing in 2010 with rates ranging from 5.86% to 6.02%	9,500
Loans maturing in 2011 with rates ranging from 4.99% to 6.04%	14,000
Total FHLB advances	$52,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Income Taxes

The components of the provision for income taxes are as follows:

Year Ended December 31,	2006	2005	2004
Current federal income taxes	$1,217	$1,479	$1,405
Deferred federal income taxes	(183)	(81)	299
Net provision	$1,034	$1,398	$1,704

At December 31, 2006 and 2005, the tax effects of temporary differences that represent the significant portion of deferred tax assets and liabilities are as follows:

Year Ended December 31,	2006	2005
Deferred tax assets
Allowance for loan losses	$928	$750
Impaired equity securities	52	384
Capital loss carryover	77	—
Net unrealized holding losses on investment securities available for sale	420	650
Deferred compensation	64	74
Deposit premium	53	47
Other	7	13
Total deferred tax assets	1,601	1,918
Valuation allowance	—	(209)
Net deferred tax assets	1,601	1,709

Deferred tax liabilities
Depreciation	32	60
Mortgage servicing rights	161	180
Other	103	117
Total deferred tax liabilities	296	357
Net deferred tax asset	$1,305	$1,352

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. A valuation allowance of $209,000 was established during the year ended December 31, 2005 to offset a portion of the tax benefits associated with certain impaired securities that management believed may not be realizable. During 2006, QNB was able to recognize tax benefits due to realized and unrealized capital gains which allowed for the reversal of the entire valuation allowance. Based upon these and other factors, management believes it is more likely than not that QNB will realize the benefits of these remaining deferred tax assets. The net deferred tax asset is included in other assets on the consolidated balance sheet. As of December 31, 2006, QNB has a capital loss carryover of $228,000 that will expire on December 31, 2011, if not utilized.

A reconciliation of the tax provision on income before taxes computed at the statutory rate of 34 percent and the actual tax provision was as follows:

Year Ended December 31,	2006	2005	2004
Provision at statutory rate	$2,194	$2,191	$2,688
Tax-exempt interest and dividend income	(830)	(882)	(879)
Bank-owned life insurance	(99)	(98)	(102)
Life insurance proceeds	—	(21)	—
Stock-based compensation expense	40	—	—
Change in valuation allowance	(209)	209	—
Other	(62)	(1)	(3)
Total provision	$1,034	$1,398	$1,704

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Employee Benefit Plans

The Quakertown National Bank Retirement Savings Plan provides for elective employee contributions up to 20 percent of compensation and a matching company contribution limited to 3 percent. In addition, the plan provides for safe harbor nonelective contributions of 5 percent of total compensation by QNB. For 2006, 2005 and 2004, QNB contributed $145,656, $145,825 and $140,131, respectively, as a matching contribution and $276,789, $275,908 and $259,981, respectively, as a safe harbor contribution to the plan.

QNB’s Employee Stock Purchase Plan (the Plan) offers eligible employees an opportunity to purchase shares of QNB Corp. Common Stock at a 10 percent discount from the lesser of fair market value on the first or last day of each offering period (as defined by the plan). The 2001 Plan expired on June 1, 2006. The 2001 Plan authorized the issuance of 42,000 shares. As of December 31, 2006, 15,399 shares were issued under the 2001 Plan. The 2006 Plan authorizes the issuance of 20,000 shares. As of December 31, 2006, 1,578 shares were issued under the 2006 Plan. The 2006 Plan expires May 31, 2011.

Shares issued pursuant to the Plan were as follows:

Year Ended December 31,	Shares	Price per Share
2006	3,071	$ 23.40 and $ 23.63
2005	2,794	24.98 and 27.90
2004	2,679	27.45 and 27.45

Note 14 - Stock Option Plan

QNB has stock option plans (the Plans) administered by a committee which consists of three or more members of QNB’s Board of Directors. The Plans provide for the granting of either (i) Non-Qualified Stock Options (NQSOs) or (ii) Incentive Stock Options (ISOs). The exercise price of an option, as defined by the Plans, is the fair market value of QNB’s common stock at the date of grant. The Plans provide for the exercise either in cash or in securities of the Corporation or in any combination thereof.

The 1998 Plan authorizes the issuance of 220,500 shares. The time period by which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. As of December 31, 2006, there were 225,058 options granted, 9,994 options cancelled, 34,641 options exercised and 180,423 options outstanding under this Plan.

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan except the options expire five years after the grant date. As of December 31, 2006, there were 8,900 options granted and outstanding under this Plan.

As of December 31, 2006, there was approximately $91,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next two years.

Stock option activity during 2006, 2005 and 2004, was as follows:

			Weighted Average
		Weighted	Remaining	Aggregate Intrinsic
	Number of Options	Average Exercise Price	Contractual Term (in yrs)	Value
Outstanding at December 31, 2003	162,412	$16.15	7.29
Exercised	(20)		13.09
Granted	20,000		33.25
Outstanding at December 31, 2004	182,392	18.03	6.64
Exercised	(3,918)		15.21
Granted	20,000	32.35
Cancelled	(5,100)		32.79
Outstanding December 31, 2005	193,374 19.18	5.93
Exercised	(21,451)		16.27
Granted	17,400		26.00
Outstanding at December 31, 2006	189,323	20.14	4.92	$1,279
Exercisable at December 31, 2006	137,023	$16.16	4.33	$1,279

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cash proceeds, tax benefits and intrinsic value related to total stock options exercised during 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Proceeds from stock options exercised	$349	$38	$—
Tax benefits related to stock options exercised	66	4	—
Intrinsic value of stock options exercised	196	64	—

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

Balance, December 31, 2005	$3,154
New loans	3,030
Repayments	2,394
Balance, December 31, 2006	$3,790

QNB allowed its directors to defer a portion of their compensation. The amount of deferred compensation accrued as of December 31, 2006 and 2005, was $188,000 and $219,000, respectively.

On September 22, 2005, the Bank approved and entered into an agreement with Eugene T. Parzych, Inc. to act as the general contractor for the renovation of its property at 322 W. Broad Street, Quakertown, Pennsylvania to be used as the loan center. The bids for this project were submitted through a formal bidding process and reviewed by the Board of Directors. Mr. Gary S. Parzych is the president of Eugene T. Parzych, Inc. and is also a director of QNB Corp. Management and the Board of Directors of QNB Corp. and the Bank believe this is an arms-length transaction. The total paid to Eugene T. Parzych Inc. during 2006 and 2005, was $1,032,000 and $214,000, respectively.

Note 16 - Commitments And Contingencies

Financial instruments with off-balance-sheet risk:
In the normal course of business there are various legal proceedings, commitments, and contingent liabilities which are not reflected in the financial statements. Management does not anticipate any material losses as a result of these transactions and activities. They include, among other things, commitments to extend credit and standby letters of credit. Outstanding standby letters of credit amounted to $3,422,000 and $5,095,000, and commitments to extend credit and unused lines of credit totaled $69,926,000 and $81,154,000 at December 31, 2006 and 2005, respectively. The maximum exposure to credit loss, which represents the possibility of sustaining a loss due to the failure of the other parties to a financial instrument to perform according to the terms of the contract, is represented by the contractual amount of these instruments. QNB uses the same lending standards and policies in making credit commitments as it does for on-balance sheet instruments. The activity is controlled through credit approvals, control limits, and monitoring procedures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other commitments:
QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include renewal options as well as specific provisions relating to rent increases. The minimum annual rental commitments under these leases outstanding at December 31, 2006 are as follows:

Minimum Lease Payments
2007	$304
2008	297
2009	277
2010	274
2011	265
Thereafter	1,728

Rent expense under leases for each of the years ended December 31, 2006, 2005 and 2004, was $317,000, $307,000 and $299,000, respectively.

Note 17 - Other Comprehensive Income (Loss)

The tax effects allocated to each component of other comprehensive income are as follows:

	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
Year Ended December 31, 2006
Unrealized gains on securities
Unrealized holding gains arising during the period	$939	$(319)	$620
Reclassification adjustment for gains included in net income	(262)	89	(173)
Other comprehensive income (loss)	$677	$(230)	$447
Year Ended December 31, 2005
Unrealized losses on securities
Unrealized holding losses arising during the period	$(4,200)	$1,573	$(2,627)
Reclassification adjustment for losses included in net income	727	(53)	674
Other comprehensive income (loss)	$(3,473)	$1,520	$(1,953)
Year Ended December 31, 2004
Unrealized losses on securities
Unrealized holding losses arising during the period	$(1,137)	$47	$(1,090)
Reclassification adjustment for gains included in net income	(849)	289	(560)
Other comprehensive income (loss)	$(1,986)	$336	$(1,650)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values and carrying amounts are summarized as follows:

December 31,	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets
Cash and due from banks	$12,439	$12,439	$20,807	$20,807
Federal funds sold	11,664	11,664	—	—
Investment securities available-for-sale	219,818	219,818	233,275	233,275
Investment securities held-to-maturity	5,021	5,168	5,897	6,082
Non-marketable equity securities	3,465	3,465	3,684	3,684
Loans held-for-sale	170	168	134	137
Net loans	340,767	332,539	298,823	293,851
Bank-owned life insurance	8,415	8,415	8,103	8,103
Mortgage servicing rights	472	680	528	727
Accrued interest receivable	2,874	2,874	2,572	2,572

Financial Liabilities
Deposits with no stated maturities	246,090	246,090	247,541	247,541
Deposits with stated maturities	232,832	231,007	211,129	208,024
Short-term borrowings	30,113	30,113	19,596	19,596
Federal Home Loan Bank advances	52,000	52,741	55,000	56,441
Accrued interest payable	2,240	2,240	1,512	1,512

The estimated fair value of QNB’s off-balance sheet financial instruments is as follows:

December 31,	2006		2005
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Commitments to extend credit	$69,926	—	$81,154	—
Standby letters of credit	3,422	—	5,095	—

The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at December 31, 2006 and 2005.

Cash and due from banks, federal funds sold, bank-owned life insurance, accrued interest receivable and accrued interest payable:Current carrying amounts approximate estimated fair value.

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

Off-balance-sheet instruments:Off-balance-sheet instruments are primarily comprised of loan commitments which are generally priced at market at the time of funding. Fees on commitments to extend credit and standby letters of credit are deemed to be immaterial and these instruments are expected to be settled at face value or expire unused. It is impractical to assign any fair value to these instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Parent Company Financial Information

Condensed financial statements of QNB Corp. only:

Balance Sheets
December 31,	2006	2005

Assets
Cash and cash equivalents	$8	$8
Investment securities available-for-sale	4,592	4,069
Investment in subsidiary	45,915	42,527
Other assets	11	49
Total assets	$50,526	$46,653

Liabilities
Other liabilities	$116	$89

Shareholders’ equity
Common stock	2,022	2,007
Surplus	9,707	9,117
Retained earnings	40,990	38,196
Accumulated other comprehensive loss, net	(815)	(1,262)
Treasury stock	(1,494)	(1,494)
Total shareholders’ equity	50,410	46,564
Total liabilities and shareholders’ equity	$50,526	$46,653

Statements of Income
Year Ended December 31,	2006	2005	2004
Dividends from subsidiary	$2,385	$2,691	$2,182
Interest and dividend income	70	57	48
Securities gains	366	376	613
Total income	2,821	3,124	2,843
Expenses	345	221	203
Income before applicable income taxes and equity in undistributed income of subsidiary	2,476	2,903	2,640
Income taxes	55	59	144
Income before equity in undistributed income of subsidiary	2,421	2,844	2,496
Equity in undistributed income of subsidiary	2,999	2,202	3,707
Net income	$5,420	$5,046	$6,203

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash Flows
Year Ended December 31,	2006	2005	2004

Operating Activities
Net income	$5,420	$5,046	$6,203
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income from subsidiary	(2,999)	(2,202)	(3,707)
Securities gains, net	(366)	(376)	(613)
Tax benefit from exercise of stock options	66	4	—
Stock-based compensation expense	118	—	—
Decrease (increase) in other assets	38	(37)	165
(Decrease) increase in other liabilities	(1)	(75)	71
Deferred income tax provision	(2)	2	147
Net cash provided by operating activities	2,274	2,362	2,266
Investing Activities
Purchase of investment securities	(2,672)	(1,652)	(1,623)
Proceeds from sale of investment securities	2,603	1,600	1,555
Net cash used by operating activities	(69)	(52)	(68)
Financing Activities
Cash dividends paid	(2,626)	(2,420)	(2,292)
Proceeds from issuance of common stock	421	112	74
Net cash used by financing activities	(2,205)	(2,308)	(2,218)
Increase (decrease) in cash and cash equivalents	—	2	(20)
Cash and cash equivalents at beginning of year	8	6	26
Cash and cash equivalents at end of year	$8	$8	$6
Supplemental Cash Flow Disclosure
Non-Cash Transactions
Change in net unrealized holding gains or losses, net of taxes on investment securities	$58	$(150)	$(207)

Note 20 - Regulatory Restrictions

Dividends payable by the Corporation and the Bank are subject to various limitations imposed by statutes, regulations and policies adopted by bank regulatory agencies. Under current regulations regarding dividend availability, the Bank may declare dividends in 2007 to the Corporation totaling $5,201,000, plus additional amounts equal to the net profit earned by the Bank for the period from January 1, 2007, through the date of declaration, less dividends previously declared in 2007.

Both the Corporation and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Corporation and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of December 31, 2006, that the Corporation and the Bank met capital adequacy requirements to which they were subject.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Capital Levels
	Actual		Adequately Capitalized		Well Capitalized
As of December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk weighted assets):[1]
Consolidated	$54,133	13.91%	$31,135	8.00%	$38,919	10.00%
Bank	49,742	12.92	30,789	8.00	38,486	10.00
Tier I capital (to risk weighted assets):[1]
Consolidated	51,182	13.15	15,568	4.00	23,352	6.00
Bank	47,013	12.22	15,394	4.00	23,092	6.00
Tier I capital (to average assets):[1]
Consolidated	51,182	8.42	24,301	4.00	30,377	5.00
Bank	47,013	7.79	24,134	4.00	30,167	5.00

	Capital Levels
	Actual		Adequately Capitalized		Well Capitalized
As of December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk weighted assets):[1]
Consolidated	$50,384	13.77%	$29,274	8.00%	$36,593	10.00%
Bank	46,406	12.82	28,964	8.00	36,206	10.00
Tier I capital (to risk weighted assets):[1]
Consolidated	47,732	13.04	14,637	4.00	21,956	6.00
Bank	43,880	12.12	14,482	4.00	21,723	6.00
Tier I capital (to average assets):[1]
Consolidated	47,732	8.15	23,421	4.00	29,277	5.00
Bank	43,880	7.54	23,270	4.00	29,088	5.00

[1]	As defined by the regulators

Note 21 - Consolidated Quarterly Financial Data

The unaudited quarterly results of operations for the years ended 2006 and 2005 are in the following table:

	Quarters Ended 2006				Quarters Ended 2005
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Interest income	$7,427	$7,828	$8,278	$8,469	$6,759	$6,956	$7,143	$7,414
Interest expense	3,441	3,798	4,238	4,429	2,674	2,845	3,125	3,344
Net interest income	3,986	4,030	4,040	4,040	4,085	4,111	4,018	4,070
Provision for loan losses	—	45	60	240	—	—	—	—
Non-interest income	1,208	951	1,147	631	1,669	(172)	938	827
Non-interest expense	3,236	3,282	3,254	3,462	3,236	3,316	3,140	3,410
Income before income taxes	1,958	1,654	1,873	969	2,518	623	1,816	1,487
Provision for income taxes	280	352	356	46	599	140	385	274
Net Income	$1,678	$1,302	$1,517	$923	$1,919	$483	$1,431	$1,213
Earnings Per Share - basic	$.54	$.42	$.48	$.30	$.62	$.16	$.46	$.39
Earnings Per Share - diluted	$.53	$.41	$.48	$.29	$.60	$.15	$.45	$.38

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Management’s Report on Internal Control Over Financial Reporting
Management is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with U.S. generally accepted accounting principles, and as such, include some amounts that are based on management’s best estimates and judgments.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2006, the Corporation’s internal control over financial reporting is effective and meets the criteria of the Internal Control — Integrated Framework.

The Corporation’s independent registered public accounting firm, S.R. Snodgrass, A.C., has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting.

(b)	Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
QNB Corp.

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that QNB Corp. (the Corporation) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that QNB Corp. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, QNB Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QNB Corp. and subsidiary as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended, and our report dated March 7, 2007, expressed an unqualified opinion.

Wexford, Pennsylvania
March 7, 2007

(c)	Internal Controls and Disclosure Controls and Procedures

QNB’s principal executive officer and principal financial officer, after evaluating, together with management, the effectiveness of the design and operation of QNB’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006, the end of the period covered by this report, have concluded that, as of such date, QNB’s disclosure controls and procedures were adequate and effective to ensure that material information relating to QNB and our consolidated subsidiary would be made known to them by others within those entities.

There were no changes in QNB’s internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, QNB’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2007 Annual Meeting of Shareholders under the captions
•	“Election of Directors”
•	“Governance of the Company - Code of Ethics”
•	“Section 16(a) Beneficial Ownership Compliance”
•	“Meetings and Committees of the Board of Directors of QNB and the Bank”
•	“Executive Officers of QNB and/or the Bank”

The Corporation has adopted a Code of Business Conduct and Ethics applicable to its CEO, CFO and Controller as well as its long-standing Code of Ethics which applies to all directors and employees. The codes are available on the Corporation’s website at www.qnb.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2007 Annual Meeting of Shareholders under the captions
•	“Compensation Committee Report”
•	“Compensation Discussion and Analysis”
•	“Executive Compensation”
•	“Director Compensation”
•	“Compensation Tables”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2007 Annual Meeting of Shareholders under the captions
•	“Security Ownership of Certain Beneficial Owners and Management”
•	“Equity Compensation Plan Information”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2007 Annual Meeting of Shareholders under the captions
•	“Certain Relationships and Related Party Transactions”
•	“Governance of the Company - Director Independence”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2007 Annual Meeting of Shareholders under the captions
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

3.	The following exhibits are incorporated by reference herein or annexed to this Form 10-K:

3(i)	-	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrant’s Form DEF 14-A filed with the Commission on April 15, 2005.)

3(ii)	-	By-laws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrant’s Form 8-K filed with the Commission on January 23, 2006.)

10.1	-	Employment Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q filed with the Commission on November 15, 2004.)

10.2	-	Salary Continuation Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed with the Commission on November 15, 2004.)

10.3	-	QNB Corp. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-91201 on Form S-8, filed with the Commission on November 18, 1999.)

10.4	-	The Quakertown National Bank Retirement Savings Plan. (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-Q filed with the Commission on August 14, 2003.)

10.5	-	Change of Control Agreement between Registrant and Robert C. Werner. (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-Q filed with the Commission on November 8, 2005.)

10.6	-	Change of Control Agreement between Registrant and Bret H. Krevolin. (Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-Q filed with the Commission on November 8, 2005.)

10.7	-	QNB Corp. 2001 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333- 67588 on Form S-8, filed with the Commission on August 15, 2001).

10.8	-	QNB Corp. 2005 Stock Incentive Plan (Incorporated by referrence to Exhibit 99.1 to Registration Statement No. 333-125998 on Form S-8, filed with the Commission on June 21, 2005).

10.9	-	QNB Corp. 2006 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-135408 on Form S-8, filed with the Commission on June 28, 2006).

11	-	Statement re: Computation of Earnings per Share as found on page 50 of Form 10-K, which is included herein.

12	-	Statement re: Computation of Ratios as found on page 12 of Form 10-K, which is included herein.

14	-	Registrant’s Code of Ethics. (Incorporated by reference to Exhibit 14 of Registrant’s Form 10-K filed with the Commission on March 30, 2004.)

21	-	Subsidiaries of the Registrant.

23	-	Consent of S.R. Snodgrass, A.C., Independent Registered Public Accounting Firm

31.1	-	Section 302 Certification of the President and CEO.

31.2	-	Section 302 Certification of the Chief Financial Officer.

32.1	-	Section 906 Certification of the President and CEO.

32.2	-	Section 906 Certification of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QNB Corp.
March 14, 2007

BY:  /s/ Thomas J. Bisko

Thomas J. Bisko
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Bisko	President, Chief Executive Officer and Director	March 14, 2007
Thomas J. Bisko

/s/ Bret H. Krevolin	Chief Financial Officer and Principal Financial and Accounting Officer	March 14, 2007
Bret H. Krevolin

/s/ Norman L. Baringer	Director	March 14, 2007
Norman L. Baringer

/s/ Kenneth F. Brown, Jr.	Director	March 14, 2007
Kenneth F. Brown, Jr.

/s/ Dennis Helf	Director, Chairman	March 14, 2007
Dennis Helf

/s/ G. Arden Link	Director	March 14, 2007
G. Arden Link

/s/ Charles M. Meredith, III	Director	March 14, 2007
Charles M. Meredith, III

/s/ Anna Mae Papso	Director	March 14 2007
Anna Mae Papso

/s/ Gary S. Parzych	Director	March 14, 2007
Gary S. Parzych

/s/ Henry L. Rosenberger	Director	March 14, 2007
Henry L. Rosenberger

/s/ Edgar L. Stauffer	Director	March 14, 2007
Edgar L. Stauffer

QNB CORP.
FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2006
EXHIBIT INDEX

Exhibit

3(i)	-	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrant’s Form DEF 14-A filed with the Commission on April 15, 2005.)

3(ii)	-	By-laws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrant’s Form 8-K filed with the Commission on January 23, 2006.)

10.1	-	Employment Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q filed with the Commission on November 15, 2004.)

10.2	-	Salary Continuation Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed with the Commission on November 15, 2004.)

10.3	-	QNB Corp. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-91201 on Form S-8, filed with the Commission on November 18, 1999.)

10.4	-	The Quakertown National Bank Retirement Savings Plan. (Incorporated by reference to Exhibit 10.4 of Registrants Form 10-Q filed with the Commission on August 14, 2003)

10.5	-	Change of Control Agreement between Registrant and Robert C. Werner. (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-Q filed with the Commission on November 8, 2005.)

10.6	-	Change of Control Agreement between Registrant and Bret H. Krevolin. (Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-Q filed with the Commission on November 8, 2005.)

10.7	-	QNB Corp. 2001 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-67588 on Form S-8, filed with the Commission on August 15, 2001).

10.8	-	QNB Corp. 2005 Stock Incentive Plan (Incorporated by referrence to Exhibit 99.1 to Registration Statement No. 333-125998 on Form S-8, filed with the Commission on June 21, 2005).

10.9	-	QNB Corp. 2006 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-135408 on Form S-8, filed with the Commission on June 28, 2006).

11	-	Statement re: Computation of Earnings per Share as found on page 50 of Form 10-K, which is included herein.

12	-	Statement re: Computation of Ratios as found on page 12 of Form 10-K, which is included herein.

14	-	Registrant’s Code of Ethics. (Incorporated by reference to Exhibit 14 of Registrant’s Form 10-K filed with the Commission on March 30, 2004.)

21	-	Subsidiaries of the Registrant.

23	-	Consent of S.R. Snodgrass, A.C., Independent Registered Public Accounting Firm

31.1	-	Section 302 Certification of the President and CEO.

31.2	-	Section 302 Certification of the Chief Financial Officer.

32.1	-	Section 906 Certification of the President and CEO.

32.2	-	Section 906 Certification of the Chief Financial Officer.