Form 10-Q
period 2007-03-31
QNB CORP
filed 2007-05-10
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer☐    Accelerated filer ☑        Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2007
Common Stock, par value $.625	3,128,598

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED MARCH 31, 2007

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	2007	2006
	(in thousands, except share data) (unaudited)
Three Months Ended March 31,
Interest Income
Interest and fees on loans	$5,782	$4,826
Interest and dividends on investment securities:
Taxable	2,353	2,008
Tax-exempt	437	520
Interest on federal funds sold	40	24
Interest on interest-bearing balances and other interest income	61	49
Total interest income	8,673	7,427
Interest Expense
Interest on deposits
Interest-bearing demand	492	439
Money market	384	257
Savings	44	48
Time	1,917	1,374
Time over $ 100,000	659	428
Interest on short-term borrowings	225	143
Interest on Federal Home Loan Bank advances	720	752
Total interest expense	4,441	3,441
Net interest income	4,232	3,986
Provision for loan losses	75	-
Net interest income after provision for loan losses	4,157	3,986
Non-Interest Income
Fees for services to customers	424	440
ATM and debit card income	188	184
Income on bank-owned life insurance	64	61
Mortgage servicing fees	25	23
Net gain on investment securities available-for-sale	260	355
Net gain on sale of loans	21	13
Trading account loss, securities	(160)	-
Trading account loss, borrowings	(122)	-
Other operating income	108	132
Total non-interest income	808	1,208
Non-Interest Expense
Salaries and employee benefits	1,858	1,805
Net occupancy expense	312	279
Furniture and equipment expense	255	231
Marketing expense	156	153
Third party services	161	169
Telephone, postage and supplies expense	126	140
State taxes	122	113
Other expense	332	346
Total non-interest expense	3,322	3,236
Income before income taxes	1,643	1,958
Provision for income taxes	374	280
Net Income	$1,269	$1,678
Earnings Per Share - Basic	$.41	$.54
Earnings Per Share - Diluted	$.40	$.53
Cash Dividends Per Share	$.22	$.21

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(in thousands) (unaudited)
Assets
Cash and due from banks	$12,427	$12,439
Federal funds sold	8,075	11,664

Total cash and cash equivalents	20,502	24,103
Investment securities
Available-for-sale (cost $114,878 and $221,053)	116,186	219,818
Held-for-trading	90,685	-
Held-to-maturity (market value $5,158 and $5,168)	5,020	5,021
Non-marketable equity securities	3,311	3,465
Loans held-for-sale	85	170
Total loans, net of unearned costs	363,435	343,496
Allowance for loan losses	(2,721)	(2,729)

Net loans	360,714	340,767
Bank-owned life insurance	8,484	8,415
Premises and equipment, net	6,324	6,442
Accrued interest receivable	2,925	2,874
Other assets	5,029	3,464

Total assets	$619,265	$614,539

Liabilities
Deposits
Demand, non-interest bearing	$53,943	$50,740
Interest-bearing demand	96,949	98,164
Money market	52,153	51,856
Savings	47,264	45,330
Time	180,050	174,657
Time over $100,000	60,808	58,175

Total deposits	491,167	478,922
Short-term borrowings	23,238	30,113
Federal Home Loan Bank advances (2007 at fair value)	50,927	52,000
Accrued interest payable	2,300	2,240
Other liabilities	1,266	854

Total liabilities	568,898	564,129

Shareholders' Equity
Common stock, par value $.625 per share;
authorized 10,000,000 shares; 3,235,284 shares issued;
3,128,598 shares outstanding	2,022	2,022
Surplus	9,740	9,707
Retained earnings	39,236	40,990
Accumulated other comprehensive gain (loss), net	863	(815)
Treasury stock, at cost; 106,686 shares	(1,494)	(1,494)
Total shareholders' equity	50,367	50,410
Total liabilities and shareholders' equity	$619,265	$614,539

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2007	2006
	(in thousands, (unaudited)
Three Months Ended March 31,
Operating Activities
Net income	$1,269	$1,678
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	175	161
Provision for loan losses	75	-
Securities gains, net	(260)	(355)
Trading account securities, net	160	-
Trading account borrowings, net	122	-
Net gain on sale of loans	(21)	(13)
Proceeds from sales of residential mortgages	1,537	940
Originations of residential mortgages held-for-sale	(1,466)	(933)
Income on bank-owned life insurance	(64)	(61)
Life insurance premiums, net	(5)	(5)
Stock-based compensation expense	33	27
Deferred income tax (benefit) provision	(101)	27
Net increase (decrease) in income taxes payable	445	(170)
Net (increase) decrease in accrued interest receivable	(51)	165
Net (accretion) amortization of premiums and discounts	(49)	161
Net increase in accrued interest payable	60	28
Increase in other assets	(1,277)	(111)
Increase in other liabilities	144	137
Net cash provided by operating activities	726	1,676
Investing Activities
Proceeds from maturities and calls of investment securities
available-for-sale	4,185	4,804
held-for-trading	4,249	-
Proceeds from sales of investment securities
available-for-sale	12,638	25,163
Purchase of investment securities
available-for-sale	(8,132)	(6,731)
Proceeds from sales of non-marketable equity securities	154	942
Purchase of non-marketable equity securities	-	(991)
Net increase in loans	(20,046)	(15,069)
Net purchases of premises and equipment	(57)	(671)
Net cash (used) provided by investing activities	(7,009)	7,447
Financing Activities
Net increase (decrease) in non-interest bearing deposits	3,203	(2,060)
Net increase in interest-bearing non-maturity deposits	1,016	6,966
Net increase (decrease) in time deposits	8,026	(3,496)
Net decrease in short-term borrowings	(6,875)	(4,903)
Repayment of Federal Home Loan Bank advances	(2,000)	-
Tax benefit from exercise of stock options	-	67
Cash dividends paid	(688)	(656)
Proceeds from issuance of common stock	-	348
Net cash provided (used) by financing activites	2,682	(3,734)
(Decrease) increase in cash and cash equivalents	(3,601)	5,389
Cash and cash equivalents at beginning of year	24,103	20,807
Cash and cash equivalents at end of period	$20,502	$26,196
Supplemental Cash Flow Disclosures
Interest paid	$4,381	$3,413
Income taxes paid	-	-
Non-Cash Transactions
Transfer of securities from available-for-sale to held-for-trading	97,744	-
Change in net unrealized holding gains, net of taxes, on investment securities	(125)	(1,150)
Cumulative effect of an accounting change, net of taxes	(2,335)	-
Transfer of loans to repossessed assets	48	9

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006, AND DECEMBER 31, 2006
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of QNB Corp. (QNB) and its wholly-owned subsidiary, The Quakertown National Bank (the Bank). All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2006 Annual Report incorporated in the Form 10-K. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

2. STOCK-BASED COMPENSATION

At March 31, 2007, QNB sponsored stock-based compensation plans, administered by a committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with Financial Accounting Standards Board (FASB) Statement No. 123R, Share-Based Payment (FASB No. 123R). Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.

Stock-based compensation expense was approximately $33,000 and $27,000 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there was approximately $121,000 of unrecognized compensation cost related to unvested share-based compensation awards granted that is expected to be recognized over the next three years.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorizes the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest ratably over a three-year period. As of March 31, 2007, there were 180,423 options outstanding under this Plan. The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of March 31, 2007, there were 26,300 options outstanding under this Plan.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006, AND DECEMBER 31, 2006
(Unaudited)

2. STOCK-BASED COMPENSATION (Continued):

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature. The following assumptions were used in the option pricing model in determining the fair value of options granted during the three months ended March 31:

Options granted	2007	2006	2005
Risk-free interest rate	4.74%	4.27%	4.18%
Dividend yield	3.50	3.23	2.40
Volatility	15.99	13.28	14.05
Expected life	5 yrs.	5 yrs.	10 yrs

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the first quarter of 2007 and 2006 was $3.57 and $3.13, respectively.

Stock option activity during the three months ended March 31, 2007 is as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Options	Exercise Price	Term (in yrs.)	(in thousands)

Outstanding at January 1, 2007	189,323	$20.14	4.92
Exercised	-	-
Granted	17,400	25.15

Outstanding at March 31, 2007	206,723	20.56	4.69	$1,348

Exercisable at March 31, 2007	137,023	16.16	4.08	$1,348

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006, AND DECEMBER 31, 2006
(Unaudited)

3. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2007	2006

Numerator for basic and diluted earnings per share-net income	$1,269	$1,678

Denominator for basic earnings per share-weighted average shares outstanding	3,128,598	3,118,353

Effect of dilutive securities-employee stock options	46,778	52,490

Denominator for diluted earnings per share- adjusted weighted average shares outstanding	3,175,376	3,170,843

Earnings per share-basic	$.41	$.54
Earnings per share-diluted	$.40	$.53

There were 69,700 and 34,900 stock options that were anti-dilutive as of March 31, 2007 and 2006, respectively. These stock options were not included in the above calculation.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006, AND DECEMBER 31, 2006
(Unaudited)

4. COMPREHENSIVE INCOME

For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the three months ended March 31, 2007 and 2006 (net of the income tax effect):

	For the Three Months Ended March 31,
	2007	2006

Unrealized holding gains (losses) arising during the period on securities available for sale (net of taxes of $(24) and $471, respectively)	$47	$(916)
Reclassification adjustment for gains included in net income (net of taxes of $88 and $121, respectively)	(172)	(234)
Net change in unrealized losses during the period	(125)	(1,150)

Accumulated other comprehensive losses, beginning of period	(815)	(1,262)
Transition adjustment to retained earnings in conjunction with fair value option election (net of taxes of $(929) and $0, respectively)	1,803	0

Accumulated other comprehensive gains (losses), end of period	$863	$(2,412)

Net income	$1,269	$1,678
Other comprehensive income, net of tax:
Unrealized holding losses arising during the period (net of taxes of $64 and $592, respectively)	(125)	(1,150)
Comprehensive income	$1,144	$528

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006, AND DECEMBER 31, 2006
(Unaudited)

5. LOANS

The following table presents loans by category as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Commercial and industrial	$81,385	$72,718
Construction	19,475	10,503
Real estate-commercial	120,919	118,166
Real estate-residential	123,460	123,531
Consumer	4,717	5,044
Indirect lease financing	13,394	13,405
Total loans	363,350	343,367
Unearned costs	85	129
Total loans net of unearned costs	$363,435	$343,496

6. INTANGIBLE ASSETS

As a result of a purchase of deposits in 1997, QNB recorded a deposit premium of $511,000. This premium is being amortized, for book purposes, over ten years and is reviewed annually for impairment. The net deposit premium intangible was $30,000 and $43,000 at March 31, 2007 and December 31, 2006, respectively. Amortization expense for core deposit intangibles was $13,000 for both periods ended March 31, 2007 and 2006.

The following table reflects the components of mortgage servicing rights as of the periods indicated:

	Three-Months Ended March 31,	Year Ended December 31,
	2007	2006

Mortgage servicing rights beginning balance	$472	$528
Mortgage servicing rights capitalized	12	31
Mortgage servicing rights amortized	(19)	(87)
Fair market value adjustments	-	-

Mortgage servicing rights ending balance	$465	$472

Mortgage loans serviced for others	$69,946	$70,816
Amortization expense of intangibles	32	138

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006, AND DECEMBER 31, 2006
(Unaudited)

6. INTANGIBLE ASSETS (Continued):

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

For the Year Ended 12/31/07	$127
For the Year Ended 12/31/08	79
For the Year Ended 12/31/09	66
For the Year Ended 12/31/10	55
For the Year Ended 12/31/11	45

7. INCOME TAXES

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes.  FIN 48 is effective for fiscal years beginning after December 15, 2006. QNB adopted FIN 48 as of January 1, 2007. QNB has evaluated its tax positions as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more-likely-than-not” threshold guidelines, QNB believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of January 1, 2007, QNB had no material unrecognized tax benefits or accrued interest and penalties. QNB’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. QNB and its subsidiary are subject to U.S. federal income tax as well as income tax of the Commonwealth of Pennsylvania. QNB is no longer subject to examination by U.S. Federal taxing authorities for years before 2003 and for all state income taxes through 2003.

8. RELATED PARTY TRANSACTIONS

As of March 31, 2007, loans receivable from directors, principal officers, and their related interests totaled $4,923,000. All of these transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Also, they did not involve a more than normal risk of collectibility or present any other unfavorable features.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006, AND DECEMBER 31, 2006
(Unaudited)

9. FAIR VALUE MEASUREMENTS AND FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES

In September 2006, the FASB issued FASB No. 157, Fair Value Measurements, to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities.

In February 2007, the FASB issued FASB No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. FASB No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. FASB No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

During the first quarter of 2007, QNB elected to early adopt the provisions FASB No. 157 and FASB No. 159. QNB selected the fair value option for various financial assets and liabilities, including $97,744,000 of mortgage-backed securities and collateralized mortgage obligations (CMOs) previously classified as available-for sale securities and Federal Home Loan Bank (FHLB) advances of $50,000,000. QNB elected to move these available-for-sale securities to trading securities in order to be able to more actively trade a portion of its investment portfolio. Economic factors, such as yield, duration and prepayment risk, were considered in selecting these securities. The FHLB advances were selected because they act as partial natural hedge against the securities selected in light of changing interest rates. The initial fair value measurement of these items, as prescribed by FASB No. 159, resulted in a cumulative-effect adjustment, net of tax, of $2,335,000, recorded as a reduction of retained earnings as of January 1, 2007. Of this cumulative-effect adjustment, $1,803,000 represents unrealized losses reclassified from accumulated other comprehensive income for available-for-sale securities. The following table presents information about the eligible instruments for which QNB elected the fair value option and for which transition adjustments were recorded as of January 1, 2007:

	Carrying Value at January 1, 2007	Transition Adjustment to Retained Earnings	Carrying Value at January 1, 2007 (After Adoption of FASB No. 159)
Collateralized mortgage obligations	$57,416	$(1,739)	$55,677
Mortgage-backed securities	40,328	(993)	39,335
FHLB advances	50,000	805	50,805
Pretax cumulative-effect of the adoption of the fair value option		(3,537)
Increase in deferred tax asset		1,202
Cumulative-effect of the adoption of the fair value option		$(2,335)

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006, AND DECEMBER 31, 2006
(Unaudited)

9. FAIR VALUE MEASUREMENTS AND FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES (Continued):

The fair value option was not selected on CMOs with a book value of $3,393,000 and a fair value of $3,356,000. These securities were not selected because either the individual issues had small balances with short average lives and duration or because they had a higher coupon with a longer average life and duration than those selected. In addition, the fair value option was not selected on mortgage-backed securities with a book value of $28,334,000 and a fair value of $28,135,000. Of this total $23,048,000 (book value) represent 20-year and 30-year mortgage-backed securities. QNB did not select the fair value option for any 20-year or 30-year mortgage-backed securities. The remaining mortgage-backed securities that were not selected under the fair value option had small balances, were purchased at a discount or had longer average lives.

QNB had investment securities held-for-trading of $90,685,000 and FHLB advances of $50,927,000 as of March 31, 2007. The aggregate unpaid principal balance on the FHLB advances was $50,000,000 as of March 31, 2007. As required by FASB No. 157, each financial asset and liability must be identified as having been valued according to specified level of input, 1, 2 or 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that QNB has the ability to access at the measurement date. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset or liability.  Level 3 inputs are unobservable inputs for the asset, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy, within which the fair value measurement in its entirety falls, has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. QNB’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset. The following table presents information about QNB’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2007 and indicates the fair value hierarchy of the valuation techniques utilized by QNB to determine such fair value:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Balance as of March 31, 2007
Securities available-for-sale	$-	$116,186	$116,186
Securities held-for-trading	90,685	-	90,685
FHLB advances	-	50,927	50,927
Total	$90,685	$167,113	$257,798

QNB recognized $160,000 of unrealized trading losses on the CMOs and mortgage-backed securities and $122,000 of unrealized losses on the FHLB advances in first quarter earnings for the change in fair value of these instruments during the quarter. The change in the fair value of the FHLB advances during the quarter is related to changes in interest rates, not to changes in the credit risk of QNB. Trading losses are included in non-interest income on the consolidated statement of income.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006, AND DECEMBER 31, 2006
(Unaudited)

9. FAIR VALUE MEASUREMENTS AND FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES (Continued):

Interest income on the fair value securities is recorded on an accrual basis using the current face or par value of the securities and the coupon rate. Premiums and discounts are not amortized or accreted to income but are reflected in the change in fair value. Interest income on these securities is included in total taxable interest and dividend income on investment securities on the consolidated statement of income. Interest expense on the FHLB advances is accrued based on the unpaid principal balance and the contractual rate and is reported on the consolidated statement of income on the line interest on Federal Home Loan Bank advances.

As of March 31, 2007, QNB did not have any assets or liabilities measured at fair value on a nonrecurring basis.

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of March 31, 2007, all of the financial assets and liabilities measured at fair value utilized the market approach. The CMOs and mortgaged-backed securities were valued using quoted prices while the FHLB advances were valued using matrix pricing.

10. SUBSEQUENT EVENT

In April 2007, QNB restructured its balance sheet by selling the investment securities held-for-trading and repaying the FHLB advances identified above. The securities sold had a yield of approximately 4.26 percent, while the FHLB advances had a cost of 5.55 percent. The sale of investments and prepayment of FHLB advances resulted in net trading gains of approximately $130,000 in April 2007 resulting from the change in value from March 31, 2007 to the trade date. In April, QNB entered into a $25,000,000 repurchase agreement, with a large regional financial institution, at an average cost of 4.78 percent and purchased approximately $63,524,000 in investment securities at an average yield of 5.51 percent. The majority of the securities purchased and the repurchase agreements will be accounted for under the fair value option of FASB No. 159. QNB is considering researching the use of hedging techniques (interest rate swaps, caps and floors) to help manage the income volatility associated with using the fair value option.

QNB believes that these transactions will better position the company to manage interest rate risk, as the securities sold were primarily bonds that had significant prepayment risk in a declining interest rate environment, while the FHLB borrowings were largely comprised of convertible advances that would convert from a fixed rate to a higher floating rate in a rising rate environment. In addition to improving QNB’s interest rate risk profile, the transactions should increase net interest income and the net interest margin during the remainder of 2007 as well as future periods. The reduction in the amount of borrowings and investments should also improve QNB’s return on assets.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006, AND DECEMBER 31, 2006
(Unaudited)

11. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of EITF 06-4, an employer should recognize a liability for future benefits in accordance with FASB No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. QNB is currently evaluating the impact the adoption of the standard will have on its results of operations and financial position.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. QNB is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-5 (EITF 06-5), Accounting for Purchase of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. QNB adopted EITF 06-5 as of January 1, 2007. The adoption of the standard had no effect on QNB’s results of operations and financial position.

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

Allowance for Loan Losses

QNB considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a level believed by management to be sufficient to absorb probable known and inherent losses in the outstanding loan portfolio. The allowance is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses. The provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered necessary by management.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

Critical Accounting Policies and Estimates (Continued)

Management believes that it uses the best information available to make determinations about the adequacy of the allowance and that it has established its existing allowance for loan losses in accordance with GAAP. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary, and results of operations could be affected. Because future events affecting borrowers and collateral cannot be predicted with certainty, increases to the allowance may be necessary should the quality of any loans deteriorate as a result of the factors discussed above.

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

QNB reported net income for the first quarter of 2007 of $1,269,000, or $.40 per common share on a diluted basis. These results compare to net income for the first quarter of 2006 of $1,678,000, or $.53 per share diluted.

Net interest income for the first quarter of 2007 was $4,232,000, a $246,000 increase from net interest income reported for the same period in 2006. Contributing to the increase in net interest income when comparing the two quarters was a 6.1 percent increase in average earning assets, as well as the change in the mix of earning assets as higher yielding loans replaced lower yielding investment securities. The net interest margin for the first quarter of 2007 was 3.22 percent compared to 3.26 percent for the first quarter of 2006 and 3.01 percent for the fourth quarter of 2006. The improvement in the net interest margin from the fourth quarter of 2006 reflects the growth in loans as well as the impact of selling lower yielding securities at a loss during the fourth quarter of 2006.

Impacting the first quarter of 2007 was a $75,000 provision for loan losses. The continued growth in loans combined with net charge-offs of $83,000 during the first quarter of 2007, contributed to the need for the provision. There was no provision for loan losses during the first quarter of 2006.

The results for the first quarter of 2007 were also negatively impacted by QNB’s election, effective January 1, 2007, to early adopt Financial Accounting Standards Board Statement No. 157 (FASB No. 157), Fair Value Measurements and Financial Accounting Standards Board Statement No. 159 (FASB No. 159), The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.  Upon adoption of FASB No. 159, QNB selected the fair value measurement option for various financial assets and liabilities, including $97,744,000 of mortgage-backed securities and collateralized mortgage obligations (CMOs) previously classified as available-for-sale securities and Federal Home Loan Bank (FHLB) advances of $50,000,000. The initial fair value measurement of these items, as prescribed by FASB No. 159, resulted in a cumulative-effect adjustment, net of tax, of $2,335,000, recorded as a reduction of retained earnings as of January 1, 2007. The impact of this charge on total shareholders' equity was offset by the year-end 2006 fair value adjustment of $1,803,000 related to these specific investment securities recorded as an element of shareholders' equity in the accumulated other comprehensive loss account. Prior to the adoption of these standards, which the Board of Directors approved on April 12, 2007, QNB had intended to hold these securities until their scheduled maturity or until there was a market price recovery.  QNB’s adoption of these standards is further described in footnote 8 in the notes to the financial statements.

Total non-interest income decreased $400,000 when comparing the first quarter of 2007 to the same period in 2006. As a result of QNB’s fair value measurement election for the above financial instruments, QNB recognized $282,000 of pretax unrealized trading losses in its first quarter earnings for the change in fair value of such instruments from the election date of January 1, 2007 to March 31, 2007. In addition, the gain on sale of investment securities decreased $95,000 when comparing the two quarters.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - OVERVIEW (Continued)

Total non-interest expense increased $86,000, to $3,322,000, for the first quarter of 2007 as compared to the first quarter of 2006. The increase was centered in personnel costs, which increased $53,000, and net occupancy and equipment costs, which increased $55,000.

The provision for income taxes for the first quarter of 2007 increased $94,000. Positively impacting the provision for income taxes and net income during the first quarter of 2006 was the reversal of a portion of the tax valuation allowance related to the impairment of certain Fannie Mae (FNMA) and Freddie Mac (FHLMC) preferred stock issues. QNB’s reversal of $138,000 of the tax valuation allowance was a result of its ability to realize tax benefits due to realized capital gains and an increase in unrealized gains of certain equity securities.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	March 31, 2007			March 31, 2006
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$3,098	5.26%	$40	$2,129	4.59%	$24
Investment securities:
U.S. Treasury	5,147	4.70%	60	6,032	3.22%	48
U.S. Government agencies	32,578	5.53%	450	20,740	4.17%	216
State and municipal	40,020	6.61%	661	48,290	6.53%	788
Mortgage-backed and CMOs	125,017	5.03%	1,573	128,925	4.27%	1,376
Other	18,156	6.13%	278	25,799	6.01%	387
Total investment securities	220,918	5.47%	3,022	229,786	4.90%	2,815
Loans:
Commercial real estate	157,103	6.77%	2,621	135,184	6.45%	2,152
Residential real estate*	26,530	5.92%	393	25,945	5.81%	377
Home equity loans	69,369	6.48%	1,109	63,760	6.22%	977
Commercial and industrial	55,189	7.41%	1,008	51,203	6.87%	867
Indirect lease financing	13,327	9.31%	310	7,239	9.20%	167
Consumer loans	4,852	10.05%	120	4,910	8.99%	109
Tax-exempt loans	22,210	6.13%	336	19,123	5.73%	270
Total loans, net of unearned income	348,580	6.86%	5,897	307,364	6.49%	4,919
Other earning assets	4,257	5.83%	61	4,586	4.33%	49
Total earning assets	576,853	6.34%	9,020	543,865	5.82%	7,807
Cash and due from banks	10,856			18,393
Allowance for loan losses	(2,733)			(2,514)
Other assets	22,232			19,227
Total assets	$607,208			$578,971

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$92,994	2.15%	492	$96,228	1.85%	439
Money market	51,531	3.02%	384	43,222	2.41%	257
Savings	45,640	0.39%	44	50,265	0.39%	48
Time	178,467	4.36%	1,917	161,392	3.45%	1,374
Time over $100,000	57,182	4.67%	659	48,635	3.57%	428
Total interest-bearing deposits	425,814	3.33%	3,496	399,742	2.58%	2,546
Short-term borrowings	25,666	3.56%	225	19,300	3.01%	143
Federal Home Loan Bank advances	52,718	5.54%	720	55,000	5.55%	752
Total interest-bearing liabilities	504,198	3.57%	4,441	474,042	2.94%	3,441
Non-interest-bearing deposits	49,963			53,658
Other liabilities	3,511			2,862
Shareholders' equity	49,536			48,409
Total liabilities and
shareholders' equity	$607,208			$578,971
Net interest rate spread		2.77%			2.88%
Margin/net interest income		3.22%	4,579		3.26%	4,366

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.

Non-accrual loans are included in earning assets.

* Includes loans held-for-sale

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION
	Three Months Ended
	March 31, 2007 compared to
	March 31, 2006
	Total	Due to change in:
	Change	Volume	Rate
Interest income:
Federal funds sold	16	11	5
Investment securities:
U.S. Treasury	12	(7)	19
U.S. Government agencies	234	123	111
State and municipal	(127)	(135)	8
Mortgage-backed and CMOs	197	(42)	239
Other	(109)	(115)	6
Loans:
Commercial real estate	469	349	120
Residential real estate	16	9	7
Home equity loans	132	86	46
Commercial and industrial	141	68	73
Indirect lease financing	143	140	3
Consumer loans	11	(1)	12
Tax-exempt loans	66	44	22
Other earning assets	12	(4)	16
Total interest income	1,213	526	687
Interest expense:
Interest-bearing demand	53	(15)	68
Money market	127	50	77
Savings	(4)	(4)	0
Time	543	145	398
Time over $100,000	231	75	156
Short-term borrowings	82	47	35
Federal Home Loan Bank advances	(32)	(31)	(1)
Total interest expense	1,000	267	733
Net interest income	213	259	(46)

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended March 31, 2007 and 2006.

	For the Three Months
	Ended March 31,
	2007	2006

Total interest income	$8,673	$7,427
Total interest expense	4,441	3,441

Net interest income	4,232	3,986
Tax equivalent adjustment	347	380

Net interest income (fully taxable equivalent)	$4,579	$4,366

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

For purposes of this discussion, interest income and the average yield earned on loans and investment securities are adjusted to a tax-equivalent basis as detailed in the tables that appear on pages 19 and 20. This adjustment to interest income is made for analysis purposes only. Interest income is increased by the amount of savings of federal income taxes, which QNB realizes by investing in certain tax-exempt state and municipal securities and by making loans to certain tax-exempt organizations. In this way, the ultimate economic impact of earnings from various assets can be more easily compared.

The net interest rate spread is the difference between average rates received on earning assets and average rates paid on interest-bearing liabilities, while the net interest rate margin includes interest-free sources of funds.

Net interest income increased $246,000, or 6.2 percent, to $4,232,000 for the quarter ended March 31, 2007 as compared to $3,986,000 for the quarter ended March 31, 2006. On a tax-equivalent basis, net interest income increased by $213,000, or 4.9 percent, from $4,366,000 for the three months ended March 31, 2006 to $4,579,000 for the same period ended March 31, 2007. The interest rate environment resulting from changes in the shape of the yield curve as well as the competitive environment for loans and deposits has negatively impacted the net interest margin. These two factors have resulted in funding costs for deposits and borrowed money increasing to a greater degree than the rate earned on loans and investment securities. An increase in average earning assets and a change in the mix of earning assets from lower yielding investment securities to higher yielding loans helped offset a slight decline in the net interest margin.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

Average earning assets increased 6.1 percent, with average loans increasing 13.4 percent when comparing the first quarter of 2007 to the same period in 2006. Average investment securities, including trading securities, decreased 3.9 percent when comparing these same periods while the net interest margin declined by 4 basis points. The net interest margin decreased to 3.22 percent for the first quarter of 2007 from 3.26 percent for the first quarter of 2006. However, the net interest margin of 3.22 percent for the first quarter of 2007 represents an increase from the 3.01 percent margin recorded during the fourth quarter of 2006. The improvement in the net interest margin from the fourth quarter of 2006 reflects the impact of the adoption of FASB No. 159 on investment income, the impact of selling lower yielding securities at a loss and reinvesting the proceeds into higher yielding securities during the fourth quarter of 2006 and the growth in loans.

For the most part, earning assets are funded by deposits, which increased when comparing the two quarters. Average deposits increased $22,377,000, or 4.9 percent, when comparing the first quarters of 2007 and 2006. Most of the growth in average deposits was in higher cost time deposits and money market accounts.

The yield on earning assets on a tax-equivalent basis increased from 5.82 percent for the first quarter of 2006 to 6.34 percent for the first quarter of 2007. Interest income on investment securities increased $207,000 when comparing the two quarters, as the increase in the yield on the portfolio was able to offset the decline in balances. The average yield on investment securities increased from 4.90 percent for the first quarter of 2006 to 5.47 percent for the first quarter of 2007. QNB purchased very few securities in the normal course of business over the past year because of the strong growth in loans. Most of the increase in the yield on the portfolio has been the result of either purchase and sale transactions in which lower yielding securities were sold at a loss with the proceeds reinvested in higher yielding securities, or through the sale, maturity or payments of lower yielding securities with the proceeds used to fund loan growth. The purpose of the purchase and sale transactions was to position QNB to achieve increased net interest income in the future as well as to reposition the cash flow from the portfolio. Also contributing to interest income and the yield on investment securities was the transfer of the securities from available-for-sale to trading. Premiums and discounts are not amortized or accreted on trading securities. This contributed approximately $134,000 to interest income during the first quarter of 2007 which was offset by trading securities losses of $160,000 recorded in other income for the first quarter of 2007.

The yield on loans increased 37 basis points, to 6.86 percent, when comparing the first quarter of 2007 to the first quarter of 2006. The average prime rate when comparing these same periods increased 82 basis points, from 7.43 percent to 8.25 percent. While QNB’s earning assets were positively impacted by the increases in the prime rate, the overall yield on the loan portfolio did not increase proportionately, since only a portion of the loan portfolio reprices immediately with changes in the prime rate. More significant factors limiting the increase in the portfolio yield was the inverted yield curve with short-term rates being higher than mid- and longer-term rates along with the competition for loans. Customers preferred to lock in fixed-rate or adjustable-rate loans with fixed-rate terms for three to ten years over higher floating-rate loans. The yield on commercial purpose loans including tax-exempt loans, increased by a greater amount than the yield on residential mortgage and home equity loans. Growth in the indirect lease financing portfolio also contributed to the increase in the yield on total loans as the yield on these loans averaged 9.31 percent for the first quarter of 2007.

While total interest income on a tax-equivalent basis increased $1,213,000 when comparing the first quarter of 2007 to the first quarter of 2006, total interest expense increased $1,000,000. The increase in interest expense was a result of an increase in interest rates paid on both deposits and short-term borrowings. The rate paid on interest-bearing liabilities increased from 2.94 percent for the first quarter of 2006 to 3.57 percent for the first quarter of 2007, with the rate paid on interest-bearing deposits increasing from 2.58 percent to 3.33 percent during this same period. Interest expense and the rate paid on time deposit and money market accounts increased the most as these accounts were more reactive to the changes in market interest rates and competition. Interest expense on time deposits increased $774,000, while the average rate paid on time deposits increased from 3.48 percent to 4.43 percent when comparing the two periods. Average time deposits increased $25,622,000, or 12.2 percent, when comparing the first quarter of 2007 to the first quarter of 2006.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

Like fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, the maturity and repricing characteristics of time deposits tend to be shorter. With interest rates increasing over the past two years, customers have opted for shorter maturity time deposits. Approximately 68.9 percent of time deposits at March 31, 2007 will reprice or mature over the next 12 months.

As mentioned previously, the competition for deposits, and especially time deposits, led to significantly higher rates paid on these products. Like other financial institutions, QNB, as a result of consumer demand and the need to retain deposits, offered relatively short maturity time deposits at attractive rates. Most consumers are looking for short maturity time deposits in anticipation of short-term rates continuing to increase. It was and still is very common to see time deposit promotions with maturities less than one year at yields above 5.00 percent. Given the short-term nature of QNB’s time deposit portfolio and the current rates being offered, it is likely that both the average rate paid and total interest expense on time deposits will continue to increase in 2007.

Interest expense on money market accounts increased $127,000, and the rate paid increased from 2.41 percent to 3.02 percent when comparing the first quarter of 2007 to the first quarter of 2006. Average money market balances increased $8,309,000 when comparing the two quarters. During 2006, the primary money market product offered was the Treasury Select product which was indexed to a percentage of the 91-day Treasury bill rate based on balances in the account. The rate on this product increased as short-term interest rates increased. In addition, in response to competition, QNB promoted a 4.00 percent minimum rate on this product for new accounts with balances over $10,000 or for existing accounts with additional deposits of $5,000. This 4.00 percent promotional rate was offered for most of 2006 and was above the calculated rate under the terms of this product. In 2007, the Treasury Select money market account was changed to the Select money market account and the rate on this product is no longer indexed to the 91-day Treasury bill but is determined by QNB. However, because of the continued strong competition for these deposits, QNB has maintained a rate close to 4.00 percent for the first quarter of 2007.

Interest expense on short-term borrowings increased $82,000 both as a result of increases in balances and rates. The average rate paid increased from 3.01 percent for the first quarter of 2006 to 3.56 percent for the first quarter of 2007, while average balances increased $6,366,000 to $25,666,000. Repurchase agreements (a sweep product for commercial customers) increased $8,420,000 on average when comparing the two periods, while federal funds purchased decreased $2,243,000 during the same period.

As mentioned previously net interest income and the net interest margin should increase during the remainder of 2007 as a result of the second quarter 2007 balance sheet restructuring. In April 2007, QNB restructured its balance sheet by selling the investment securities and repaying the $50 million of FHLB advances identified as trading assets and liabilities. The investment securities sold had a yield of approximately 4.26%, while the FHLB advances had a cost of approximately 5.55%. The sale will result in trading gains of approximately $130,000 in the second quarter of 2007 resulting from the change in value from March 31, 2007 to the trade date. In April, QNB entered into a $25 million repurchase agreement at an average cost of 4.78% and purchased approximately $64 million in investment securities at an average yield of 5.51%. These transactions will better position the company to manage interest rate risk, as the securities sold were primarily bonds that had significant prepayment risk in a declining interest rate environment, while the FHLB borrowings were largely comprised of convertible advances that would convert from a fixed rate to a higher floating rate in an increasing rate environment. In addition to improving QNB’s interest rate risk profile, the transactions should increase net interest income and the net interest rate margin during the remainder of 2007 as well as future periods. The deleveraging of the balance sheet by reducing the amount of borrowings should also improve the Bank’s return on assets.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

PROVISION FOR LOAN LOSSES

The provision for loan losses represents management's determination of the amount necessary to be charged to operations to maintain the allowance for loan losses at a level that represents management’s best estimate of the known and inherent losses in the existing loan portfolio. Actual loan losses, net of recoveries, serve to reduce the allowance.

The determination of an appropriate level of the allowance for loan losses is based upon an analysis of the risk inherent in QNB's loan portfolio. Management uses various tools to assess the adequacy of the allowance for loan losses. One tool is a model recommended by the Office of the Comptroller of the Currency. This model considers a number of relevant factors including: historical loan loss experience, the assigned risk rating of the credit, current and projected credit-worthiness of the borrower, current value of the underlying collateral, levels of and trends in delinquencies and non-accrual loans, trends in volume and terms of loans, concentrations of credit, and national and local economic trends and conditions. This model is supplemented with another analysis that also incorporates QNB’s portfolio exposure to borrowers with large dollar concentration. Other tools include ratio analysis and peer group analysis.

QNB’s management determined that a $75,000 provision for loan losses was necessary for the three-month period ended March 31, 2007. There was no provision for loan losses necessary for the same period in 2006. The need for a provision was determined by the analysis described above and resulted in an allowance for loan losses that management believes is adequate in relation to the estimate of known and inherent losses in the portfolio. Growth in the loan portfolio and an increase in net charge-offs were the primary contributors to the need for a provision.

QNB had net charge-offs of $83,000 and $20,000 during the first quarter of 2007 and 2006, respectively. The net charge-offs during the first quarter of 2007 related primarily to loans in the indirect lease financing portfolio. The asset quality of the commercial portfolio remains strong.

Non-performing assets (non-accruing loans, loans past due 90 days or more, other real estate owned and other repossessed assets) amounted to .07 percent and .002 percent of total assets at March 31, 2007 and 2006, respectively. These levels compare to .08 percent at December 31, 2006. Non-accrual loans were $122,000 and $416,000 at March 31, 2007 and December 31, 2006, respectively. There were no non-accrual loans at March 31, 2006. Loans past due 90 days or more and still accruing were $241,000 and $9,000, at March 31, 2007 and 2006, respectively. QNB did not have any other real estate owned as of March 31, 2007, December 31, 2006 or March 31, 2006. Repossessed assets consisting of equipment, automobiles and motorcycles were $45,000, $41,000 and $9,000 at March 31, 2007, December 31, 2006 and March 31, 2006, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

PROVISION FOR LOAN LOSSES (Continued)

There were no restructured loans as of March 31, 2007, December 31, 2006 or March 31, 2006, respectively, as defined in FASB No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for loan losses was $2,721,000 and $2,729,000 at March 31, 2007 and December 31, 2006, respectively. The ratio of the allowance to total loans was .75 percent and .79 percent at the respective period end dates. The decrease in the ratio is a result of the strong growth in the loan portfolio during the first quarter of 2007. The ratio, at .75 percent is at a level below peers but a ratio that QNB believed was adequate based on its analysis.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At March 31, 2007 and December 31, 2006, the recorded investment in loans for which impairment had been recognized in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15, totaled $109,000 and $403,000, respectively. The loans identified as impaired were collateral-dependent, with no valuation allowance necessary. There were no loans considered impaired at March 31, 2006.

Management, in determining the allowance for loan losses makes significant estimates and assumptions. Consideration is given to a variety of factors in establishing these estimates, including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of loan reviews, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral if collateral dependent, or the present value of future cash flows.

Since the allowance for loan losses is dependent, to a great extent, on conditions that may be beyond QNB’s control, it is at least reasonably possible that management’s estimates of the allowance for loan losses and actual results could differ in the near term. In addition, various regulatory agencies, as an integral part of their examination process, periodically review QNB’s allowance for losses on loans. Such agencies may require QNB to recognize changes to the allowance based on their judgments about information available to them at the time of their examination.

NON-INTEREST INCOME

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and check card income, income on bank-owned life insurance, mortgage servicing fees, trading account gains and losses and gains and losses on the sale of investment securities and residential mortgage loans.

Total non-interest income decreased $400,000, or 33.1 percent, to $808,000 for the quarter ended March 31, 2007 when compared to March 31, 2006. Contributing to the decline in non-interest income were unrealized trading losses of $282,000 related to the change in fair value of trading assets and liabilities during the first quarter of 2007 and a decline of $87,000 related to gains on the sale of securities and loans. Excluding these items, non-interest income decreased $31,000, or 3.7 percent.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees decreased $16,000, or 3.6 percent, to $424,000 when comparing the three-month periods. Overdraft income decreased $11,000 for the three-month period as a result of a decline in the volume of overdrafts. Fees on business checking accounts declined $6,000 for the three-month period. This decline reflects the impact of a higher earnings credit rate in the first quarter of 2007 as compared to the first quarter of 2006. This credit is applied against balances to offset service charges incurred.

ATM and debit card income is primarily comprised of income on debit cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $188,000 for the first quarter of 2007, an increase of $4,000, or 2.2 percent, from the amount recorded during the first quarter of 2006. Debit card income increased $2,000, or 1.5 percent, for the three-month period. In addition, an increase in pin-based transactions resulted in additional interchange income of $5,000 when comparing the three-month periods. Partially offsetting these positive variances was a reduction in ATM surcharge income of $2,000 between the two quarters. The proliferation of ATM machines, as well as the ability to get cash back during a pin-based transaction, has likely contributed to the decline in the number of transactions by non-QNB customers at QNB’s ATM machines.

Income on bank-owned life insurance represents the earnings on life insurance policies of which the Bank is the beneficiary. The earnings on these policies were $64,000 and $61,000 for the three months ended March 31, 2007 and 2006, respectively. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which minimize how low the earnings rate can go. Some of these policies are currently at their floor.

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to, and over, the period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. Mortgage servicing fees for the three-month periods ended March 31, 2007 and 2006 were $25,000 and $23,000, respectively. There was no valuation allowance necessary in either period. Amortization expense related to the mortgage servicing asset for the three-month periods ended March 31, 2007 and 2006 was $19,000 and $25,000, respectively. As the residential mortgage market has softened, origination activity has slowed dramatically. The slowdown in mortgage activity has also had a negative impact on the average balance of mortgages sold and serviced as well as the fee income generated from these loans. The average balance of mortgages serviced for others was $69,946,000 for the first quarter of 2007, compared to $76,219,000 for the first quarter of 2006, a decrease of 8.2 percent. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

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

For the three-months ended March 31, 2007 and 2006, QNB recorded net gains on investment securities of $260,000 and $355,000, respectively. Included in net securities gains for the three-month period ended March 31, 2007 were gains of $50,000 from the sale of debt securities by the Bank and $210,000 of gains related to activity in the marketable equity securities portfolio by the Corporation. During the first quarter of 2007, QNB sold $11,680,000 of securities with an average yield of 5.46 percent to help fund loans with an average yield of 7.16 percent.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

Of the gains recorded in the first quarter of 2006, $157,000 were from the sale of debt and equity securities at the Bank and $198,000 related to activity in the marketable equity securities portfolio at the Corporation. During the first quarter of 2006, QNB entered into several liquidity transactions through the sale of investment securities to fund the strong growth in loans. In addition, QNB sold its preferred stock holdings and recorded a gain of $451,000 on the carrying value of those issues that had previously been impaired and a $300,000 loss on one issue that was not impaired in 2005.

The net gain on the sale of residential mortgage loans was $21,000 and $13,000 for the quarters ended March 31, 2007 and 2006, respectively. Residential mortgage loans to be sold are identified at origination. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Included in the gains on the sale of residential mortgages in these periods were $12,000 and $7,000, respectively related to the recognition of mortgage servicing assets. Proceeds from the sale of residential mortgages were $1,537,000 and $940,000 for the first quarters of 2007 and 2006, respectively.

Other income decreased $24,000 to $108,000, when comparing the first quarter of 2007 to the first quarter of 2006. Retail brokerage income contributed $18,000 to this decline. QNB changed its Raymond James relationship from an independent branch employing a branch manager to a third party revenue sharing arrangement. Losses on the sale of repossessed assets increased $13,000 when comparing the first quarter of 2007 to the first quarter of 2006. Partially offsetting these declines were $4,000 in fees related to the origination of reverse mortgages and $5,000 in fees collected for cashing checks for non-QNB customers.

NON-INTEREST EXPENSE

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services and various other operating expenses. Total non-interest expense of $3,322,000 for the quarter ended March 31, 2007, represented an increase of $86,000, or 2.7 percent, from levels reported in the first quarter of 2006.

Salaries and benefits is the largest component of non-interest expense. Salaries and benefits expense increased $53,000, or 2.9 percent, to $1,858,000 for the quarter ended March 31, 2007 compared to the same quarter in 2006. Salary expense increased $55,000, or 3.8 percent, during the period to $1,481,000 while benefits expense decreased $2,000, or .6 percent, to $377,000. Included in salary expense for the first quarter of 2007 and 2006, respectively, was $33,000 and $27,000 in stock option compensation expense. Merit and promotional increases comprised the remaining increase in salary expense. The number of full time-equivalent employees remained unchanged when comparing the first quarter of 2007 and 2006.

Net occupancy expense increased $33,000 to $312,000, when comparing the first quarter of 2007 to the first quarter of 2006. Contributing to the increase were higher costs related to depreciation ($8,000), utilities ($7,000) and branch rent ($15,000). Some of the increase in depreciation and utilities costs related to the renovations and opening of the commercial loan center in June 2006. The increase in branch rent primarily related to higher common area maintenance charges at leased locations and an increase in rent at one location.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (Continued)

Furniture and equipment expense increased $24,000 to $255,000, when comparing the two quarters. Depreciation expense increased $15,000, most of which was related to fixed assets associated with the loan center and hardware associated with the Bank’s core computer system that was replaced in the second quarter of 2006. Also contributing to the increase were higher costs associated with equipment maintenance, both repairs and maintenance contracts.

Third party services are comprised of professional services, including legal, accounting and auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense was $161,000 for the first quarter of 2007 compared to $169,000 for the first quarter of 2006. The decrease in expense is primarily related to the use of consultants for special projects in the first quarter of 2006.

Telephone, postage and supplies expense decreased $14,000 to $126,000, when comparing the three-month periods. Supplies expense decreased $13,000 when comparing the three-month periods. This decrease was a result of higher costs in the first quarter of 2006 for ATM and debit cards and costs related to supplies for the loan center.

State tax expense represents the payment of the Pennsylvania shares tax, which is based on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $122,000 for the first quarter of 2007, an increase of $9,000 compared to the same period in 2006. This increase was a result of a higher shares tax resulting from an increase in the Bank’s equity.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 2007, QNB’s net deferred tax asset was $1,743,000. The primary components of deferred taxes were a deferred tax asset of $925,000 relating to the allowance for loan losses and a deferred tax asset of $1,299,000 resulting from the unrealized losses on trading assets and liabilities. This asset was partially offset by a deferred tax liability of $445,000 resulting from the FASB No. 115 adjustment for available-for-sale investment securities. The deferred tax asset related to the trading assets and liabilities will be realized during the second quarter as a result of the sale of these financial instruments. As of March 31, 2006, QNB's net deferred tax asset was $1,917,000. A deferred tax asset of $770,000 related to the allowance for loan losses and a deferred tax asset of $1,243,000 resulting from the FASB No. 115 adjustment for available-for-sale investment securities.

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. A valuation allowance of $71,000 existed as of March 31, 2006 to offset a portion of the tax benefits associated with certain impaired securities that management believed may not be realizable. During 2006, QNB was able to recognize tax benefits due to realized and unrealized capital gains which allowed for the reversal of the valuation allowance. Based upon these and other factors, management believes it is more likely than not that QNB will realize the benefits of these remaining deferred tax assets. The net deferred tax asset is included in other assets on the consolidated balance sheet.

Applicable income taxes and effective tax rates were $374,000, or 22.8 percent, for the three-month period ended March 31, 2007 and $280,000, or 14.3 percent, for the same period in 2006. The lower effective tax rate in the first quarter of 2006 was primarily a result of the reversal of $138,000 of the valuation allowance during the period. Excluding the reversal of the tax valuation allowance, the effective tax rate would have been 21.3 percent for the three-month period ended March 31, 2006.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION ANALYSIS

The following balance sheet analysis compares average balance sheet data for the three months ended March 31, 2007 and 2006, as well as the period ended balances as of March 31, 2007 and December 31, 2006.

Average earning assets for the three-month period ended March 31, 2007 increased $32,988,000, or 6.1 percent, to $576,853,000 from $543,865,000 for the three months ended March 31, 2006. Average loans increased $41,216,000, or 13.4 percent, while average investments decreased $8,868,000, or 3.9 percent. Average federal funds sold increased $969,000 when comparing these same periods. The growth in average loans during the past year was funded primarily through an increase in deposits and proceeds from the sale or maturity of investment securities.

QNB’s primary business is accepting deposits and making loans to meet the credit needs of the communities it serves. Loans are the most significant component of earning assets and growth in loans to small businesses and residents of these communities has been a primary focus of QNB. QNB has been successful in achieving strong growth in total loans, while at the same time maintaining excellent asset quality. Inherent within the lending function is the evaluation and acceptance of credit risk and interest rate risk. QNB manages credit risk associated with its lending activities through portfolio diversification, underwriting policies and procedures and loan monitoring practices.

Total loans have increased 14.8 percent between March 31, 2007 and March 31, 2006 and 5.8 percent since December 31, 2006. This loan growth was achieved despite an extremely competitive environment for both commercial and consumer loans. A key financial ratio is the loan to deposit ratio. With the continued strong growth in loans this ratio improved to 74.0 percent at March 31, 2007 compared with 71.7 percent at December 31, 2006 and 68.8 percent at March 31, 2006.

Average total commercial loans increased $28,992,000 when comparing the first three months of 2007 to the first three months of 2006. Most of the 14.1 percent growth in average commercial loans was in loans secured by real estate, either commercial or residential properties, which increased $21,919,000. Of this increase $19,142,000, or 87.3 percent, were adjustable-rate loans. While adjustable, most of these loans have a fixed rate for a period of time, from one year to ten years, before the rate adjusts. The growth in the commercial and industrial category represents loans with fixed interest rates. Also contributing to the growth in total commercial loans was an increase in tax-exempt loans. QNB continues to be successful in competing for loans to schools and municipalities. Average tax-exempt loans increased $3,087,000, or 16.1 percent, when comparing the three-month periods.

Indirect lease financing receivables represent loans to small businesses that are collateralized by equipment. These loans are originated by a third party and purchased by QNB based on criteria specified by QNB. The criteria include minimum credit scores of the borrower, term of the lease, type and age of equipment financed and geographic area. The geographic area primarily represents states contiguous to Pennsylvania. QNB is not the lessor and does not service these loans. Average indirect lease financing loans increased $6,088,000 when comparing the three-month periods.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION ANALYSIS (Continued)

Average home equity loans and residential mortgage loans increased $5,609,000 and $585,000, respectively, when comparing the first three months of 2007 to the first three months of 2006. The 8.8 percent increase in average home equity loans reflects the continued popularity of these loans with consumers, especially those refinancing existing residential mortgage loans, because they have lower origination costs than residential mortgage loans. When comparing average balances, all of the growth in home equity loans in the past year has been in fixed-rate home equity term loans. This product became more attractive to consumers as the prime rate rose during 2005 and 2006, which resulted in many borrowers refinancing their floating-rate lines into fixed-rate home equity loans. QNB continues to be aggressive in pricing its fixed-rate home equity loans relative to the market.

The mix of deposits continued to be impacted by the reaction of customers to changes in interest rates on various products and by rates paid by the competition. Interest rates on time deposits and money market accounts continued to show the greatest sensitivity. Most customers appear to be looking for the highest rate for the shortest term.

Total average deposits increased $22,377,000, or 4.9 percent, to $475,777,000 for the first quarter of 2007 compared to the first quarter of 2006. Money market account balances increased $8,309,000 on average. The increase in money market balances was primarily the result of a 4.00 percent money market promotion offered during most of 2006. This promotion was used to compete with the other local financial institutions and internet banks offering attractive rates on money market balances.

Average interest-bearing demand deposits declined $3,234,000, or 3.4 percent when comparing the three month periods. These deposits are primarily comprised of business checking accounts and are volatile depending on the timing of deposits and withdrawals. In addition, business customers are migrating to sweep accounts that transfer excess balances not used to cover daily activity to interest bearing accounts. This migration will result in an increase in the cost of funds as the use of this product increases. Average savings accounts declined $4,625,000, or 9.2 percent, when comparing the quarters as customers migrated from lower paying savings accounts to higher paying money market accounts and short-term time deposits.

The decline in interest-bearing demand deposits and savings accounts was offset by growth in time deposits which increased $25,622,000, or 12.2 percent, when comparing the two periods. Most of the growth in time deposits occurred in the fourth quarter of 2006 and the first quarter of 2007 and in the maturity range of greater than six months through 12 months, which QNB promoted heavily in response to customers’ preferences and competitors’ offerings. Continuing to increase time deposit balances will be a challenge in 2007 because of the strong rate competition. Matching or beating competitors’ rates could have a negative impact on the net interest margin.

QNB used short-term borrowings, including overnight borrowings and repurchase agreements, to help fund the loan growth. Total average short-term borrowings increased $6,366,000 when comparing the two quarters, with repurchase agreements, a sweep product for commercial accounts, increasing $8,420,000. However, when comparing short-term borrowings at December 31, 2006 and March 31, 2007, balances declined from $30,113,000 to $23,238,000. Much of the growth in average balances and subsequent period to period decline related to a sweep account with one commercial customer. This customer moved funds from the sweep account to time deposits during the first quarter of 2007.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION ANALYSIS (Continued)

Total assets at March 31, 2007 were $619,265,000 compared with $614,539,000 at December 31, 2006, an increase of .8 percent. The composition of the asset side of the balance sheet continued to shift from investment securities to loans. Total loans increased $19,939,000, or 5.8 percent, between December 31, 2006 and March 31, 2007 while total investment securities, including those classified as trading securities, declined $12,938,000, or 5.8 percent. Other assets increased $1,383,000 from year-end 2006 to March 31, 2007. Included in other assets at March 31, 2007 was a $1,000,000 U.S. Treasury security that matured on March 31st, a Saturday, but where the funds were not received until April 2nd.

On the liability side, total deposits increased by $12,245,000, or 2.6 percent, since year-end. Time deposits contributed $8,026,000 of the increase in total deposits since year-end. Non-interest bearing demand accounts increased $3,203,000 while interest bearing demand accounts declined $1,215,000. As mentioned previously, these deposits can be volatile depending on the timing of deposits and withdrawals. Savings accounts increased $1,934,000 from December 31, 2006 to $47,264,000 at March 31, 2007.

LIQUIDITY

Liquidity represents an institution’s ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. QNB manages its mix of cash, federal funds sold and investment securities in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities. The portfolio of investment securities classified as trading and available-for-sale and QNB's policy of selling certain residential mortgage originations in the secondary market also provide sources of liquidity. Additional sources of liquidity are provided by the Bank’s membership in the Federal Home Loan Bank of Pittsburgh (FHLB) and two unsecured federal funds line granted by correspondent banks totaling $21,000,000. The Bank has a maximum borrowing capacity with the FHLB of approximately $264,440,000. At March 31, 2007, QNB’s outstanding borrowings under the FHLB credit facility had a fair market value of $50,927,000. In April 2007, QNB repaid these borrowings as part of its balance sheet restructuring and entered into a $25,000,000 repurchase agreement with a large regional financial institution.

Cash and due from banks, federal funds sold, trading and available-for-sale securities and loans held-for-sale totaled $227,458,000 and $244,091,000 at March 31, 2007 and December 31, 2006, respectively. The decline since December 2006 related principally to the reduction in investment security balances to fund loan growth. The aforementioned sources should be adequate to meet normal fluctuations in loan demand and/or deposit withdrawals. During the first quarter of 2007, QNB used its federal funds lines to help temporarily fund loan growth. Average federal funds purchased were $979,000 for the first quarter of 2007. This level compared to $3,222,000 for the same period in 2006. At March 31, 2007, QNB had no federal funds purchased.

Approximately $75,004,000 and $75,793,000 of trading and available-for-sale securities at March 31, 2007 and December 31, 2006, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. In addition, under terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at March 31, 2007 was $50,367,000, or 8.13 percent of total assets, compared to shareholders' equity of $50,410,000, or 8.20 percent, at December 31, 2006. Shareholders’ equity at March 31, 2007 included a negative cumulative-effect adjustment, net of tax, of $2,335,000 as a result of the adoption of FASB No. 159 and a positive adjustment of $863,000 related to unrealized holding gains, net of taxes, on investment securities available-for-sale, while shareholders' equity at December 31, 2006 included a negative adjustment of $815,000 related to unrealized holding losses, net of taxes on available-for-sale investment securities. Without the FASB No. 115 available-for-sale adjustments, shareholders' equity to total assets would have been 7.99 percent and 8.34 percent at March 31, 2007 and December 31, 2006, respectively.

Shareholders' equity averaged $49,536,000 for the first three months of 2007 and $49,760,000 during all of 2006, a decrease of .5 percent. The ratio of average total equity to average total assets decreased to 8.16 percent for the first quarter of 2007 compared to 8.37 percent for all of 2006.

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

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based capital and 4.00 percent for leverage. Under these requirements, QNB had a Tier I capital ratio of 12.01 percent and 13.15 percent, a total risk-based ratio of 12.70 percent and 13.91 percent and a leverage ratio of 8.15 percent and 8.42 percent at March 31, 2007 and December 31, 2006, respectively. The decline in both GAAP and regulatory capital ratios from December 31, 2006 to March 31, 2007 were the result of the impact of the cumulative-effect adjustment recorded as a result of the adoption of FASB No. 159, the growth in assets and an increase in risk-weighted assets resulting from the growth in loans.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At March 31, 2007 and December 31, 2006, QNB met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00 percent and 10.00 percent, respectively, and a leverage ratio of 5.00 percent.

INTEREST RATE SENSITIVITY

Since the assets and liabilities of QNB have diverse repricing characteristics that influence net interest income, management analyzes interest sensitivity through the use of gap analysis and simulation models. Interest rate sensitivity management seeks to minimize the effect of interest rate changes on net interest margins and interest rate spreads and to provide growth in net interest income through periods of changing interest rates. QNB’s Asset/Liability Management Committee (ALCO) is responsible for managing interest rate risk and for evaluating the impact of changing interest rate conditions on net interest income.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

INTEREST RATE SENSITIVITY (Continued)

Gap analysis measures the difference between volumes of rate-sensitive assets and liabilities and quantifies these repricing differences for various time intervals. Static gap analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income because changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously. Interest rate sensitivity analysis also involves assumptions on certain categories of assets and deposits. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities, CMOs and amortizing loans are scheduled based on their anticipated cash flow. Savings accounts, including passbook, statement savings, money market, and interest-bearing demand accounts, do not have a stated maturity or repricing terms and can be withdrawn or repriced at any time. These characteristics may impact QNB’s margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity.

A positive gap results when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities. A negative gap results when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets.

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At March 31, 2007, interest-earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $198,980,000. Interest-sensitive liabilities scheduled to mature or reprice within one year were $299,388,000. The one-year cumulative gap, which reflects QNB’s interest sensitivity over a period of time, was a negative $100,408,000 at March 31, 2007. The cumulative one-year gap equals -16.79 percent of total rate sensitive assets. This gap position compares to a negative gap position of $109,544,000, or -18.44 percent, of total rate sensitive assets, at December 31, 2006.

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on what management believes at that time to be the most likely interest rate environment. Management also evaluates the impact of higher and lower interest rates by simulating the impact on net interest income of changing rates. While management performs rate shocks of 100, 200 and 300 basis points, it believes, that given the level of interest rates at March 31, 2007, that it is unlikely that interest rates would decline by 300 basis points. The simulation results can be found in the chart on page 34.

The decline in net interest income in a rising rate environment is consistent with the gap analysis and reflects the fixed-rate nature of the investment and loan portfolio and the increased expense associated with higher cost deposits and short-term borrowings. In a rising rate environment, the conversion of some of QNB’s borrowings from the FHLB from fixed rate to variable rate tied to LIBOR would also impact net interest income. If converted, QNB would have the option of returning the borrowings to the FHLB without penalty. Net interest income increases slightly if rates would decline by 100 basis points. However, in a 200 basis point decline scenario, net interest income declines slightly, which indicates the current interest pricing on interest-bearing transaction accounts, regular money market accounts and savings accounts are at their hypothetical floors. Interest rates on these products do not have the ability to decline to the degree that rates on earning assets can. In addition, in a lower rate environment, the cash flow from both the loan and investment portfolios would increase and be reinvested at lower rates. These results are inconsistent with the gap analysis and identify some of the weaknesses of gap analysis which does not take into consideration the magnitude of the rate change on different instruments or the timing of the rate change. The analysis using net interest income does not take into consideration the impact of changing interest rates on the value of trading assets and liabilities. The change in value of these financial instruments would be reported as a trading gain or loss in non-interest income.

Page33

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

INTEREST RATE SENSITIVITY (Continued)

In April 2007, QNB restructured its balance sheet by selling the investment securities and repaying the $50 million of FHLB advances identified as trading assets and liabilities. The investment securities sold had a yield of approximately 4.26%, while the FHLB advances had a cost of approximately 5.55%. The sale will result in trading gains of approximately $130,000 in the second quarter of 2007 resulting from the change in value from March 31, 2007 to the trade date. In April, QNB entered into a $25 million repurchase agreement at an average cost of 4.78% and purchased approximately $64 million in investment securities at an average yield of 5.51%. These transactions will better position the company to manage interest rate risk, as the securities sold were primarily bonds that had significant prepayment risk in a declining interest rate environment, while the FHLB borrowings were largely comprised of convertible advances that would convert from a fixed rate to a higher floating rate in an increasing rate environment. In addition to improving QNB’s interest rate risk profile, the transactions should increase net interest income and the net interest rate margin during the remainder of 2007 as well as future periods.

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

The nature of QNB’s current operation is such that it is not subject to foreign currency exchange or commodity price risk. At March 31, 2007, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors. As a result of selecting certain financial assets and liabilities to value using a fair value measurement, QNB is researching the use of interest rate caps and floors to reduce net income volatility resulting from changing interest rates.

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

Change in Interest Rates	Net Interest Income	Dollar Change	Percent Change
+300 Basis Points	$14,548	$(2,414)	(14.23)%
+200 Basis Points	15,323	(1,639)	(9.66)
+100 Basis Points	16,280	(682)	(4.02)
FLAT RATE	16,962	-	-
-100 Basis Points	17,016	54.32
-200 Basis Points	16,448	(514)	(3.03)

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The information required in response to this item is set forth in Item 2, above.

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

Page35

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

MARCH 31, 2007

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2006.

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

QNB Corp.

Date: May 10, 2007	By:	/s/ Thomas J. Bisko
Thomas J. Bisko President/CEO

Date: May 10, 2007	By:	/s/ Bret H. Krevolin
Bret H. Krevolin Chief Financial Officer

Page37