Form 10-Q/A
period 2007-03-31
QNB CORP
filed 2007-06-04
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer☐   Accelerated filer ☑ Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, par value $.625	Outstanding at May 1, 2007 3,128,598

EXPLANATORY NOTE

As described in a Current Report on Form 8-K filed on May 25, 2007 and as discussed in Note 2 to the notes to consolidated financial statements included herein, QNB Corp. (QNB) is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Form 10-Q) to amend and restate its financial statements and other financial information as of and for the quarter ended March 31, 2007 as a result of QNB’s decision to reverse its utilization of Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities, with respect to certain investment securities and Federal Home Loan Bank advances.

The Form 10-Q as amended hereby continues to speak as of the date of the originally filed Form 10-Q, and the disclosures included in the Form 10-Q as amended hereby have not been updated to speak as of any later date. Information not affected by the restatement of financial statements or information as of and for the three months ended March 31, 2007 is unchanged and reflects the disclosures made at the time of filing the original Form 10-Q.

For convenience, the entire Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 has been refiled in this Form 10-Q/A. Pursuant to SEC Rule 12b-15, in connection with this filing, the Company is filing updated exhibits 31.1, 31.2, 32.1, and 32.2.

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED MARCH 31, 2007

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)	PAGE

	Consolidated Statements of Income for Three
	Months Ended March 31, 2007 and 2006	1

	Consolidated Balance Sheets at March 31, 2007
	and December 31, 2006	2

	Consolidated Statements of Cash Flows for Three
	Months Ended March 31, 2007 and 2006	3

	Notes to Consolidated Financial Statements	4

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
	OF OPERATIONS AND FINANCIAL CONDITION	14

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	34

ITEM 4.	CONTROLS AND PROCEDURES	34

	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	35

ITEM 1A.	RISK FACTORS	35

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND
	USE OF PROCEEDS	35

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	35

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS	35

ITEM 5.	OTHER INFORMATION	35

ITEM 6.	EXHIBITS	35

SIGNATURES

CERTIFICATIONS

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except share data)
	(unaudited)
Three Months Ended March 31,	2007	2006
Interest Income	(Restated)
Interest and fees on loans	$5,782	$4,826
Interest and dividends on investment securities:
Taxable	2,219	2,008
Tax-exempt	437	520
Interest on federal funds sold	40	24
Interest on interest-bearing balances and other interest income	61	49
Total interest income	8,539	7,427
Interest Expense
Interest on deposits
Interest-bearing demand	492	439
Money market	384	257
Savings	44	48
Time	1,917	1,374
Time over $100,000	659	428
Interest on short-term borrowings	225	143
Interest on Federal Home Loan Bank advances	720	752
Total interest expense	4,441	3,441
Net interest income	4,098	3,986
Provision for loan losses	75	-
Net interest income after provision for loan losses	4,023	3,986
Non-Interest Income
Fees for services to customers	424	440
ATM and debit card income	188	184
Income on bank-owned life insurance	64	61
Mortgage servicing fees	25	23
Net (loss) gain on investment securities available-for-sale	(2,498)	355
Net gain on sale of loans	21	13
Other operating income	108	132
Total non-interest income	(1,668)	1,208
Non-Interest Expense
Salaries and employee benefits	1,858	1,805
Net occupancy expense	312	279
Furniture and equipment expense	255	231
Marketing expense	156	153
Third party services	161	169
Telephone, postage and supplies expense	126	140
State taxes	122	113
Other expense	332	346
Total non-interest expense	3,322	3,236
(Loss) income before income taxes	(967)	1,958
(Benefit) provision for income taxes	(514)	280
	$(453)	$1,678
(Loss) Earnings Per Share - Basic	$(.14)	$.54
(Loss) Earnings Per Share - Diluted	$(.14)	$.53
Cash Dividends Per Share	$.22	$.21
The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands)
	(unaudited)
	March 31,	December 31,
	2007	2006
	(Restated)
Assets
Cash and due from banks	$12,427	$12,439
Federal funds sold	8,075	11,664
Total cash and cash equivalents	20,502	24,103
Investment securities
Available-for-sale (cost $205,564 and $221,053)	206,872	219,818
Held-to-maturity (market value $5,158 and $5,168)	5,020	5,021
Non-marketable equity securities	3,311	3,465
Loans held-for-sale	85	170
Total loans, net of unearned costs	363,435	343,496
Allowance for loan losses	(2,721)	(2,729)
Net loans	360,714	340,767
Bank-owned life insurance	8,484	8,415
Premises and equipment, net	6,324	6,442
Accrued interest receivable	2,925	2,874
Other assets	4,668	3,464
Total assets	$618,905	$614,539
Liabilities
Deposits
Demand, non-interest bearing	$53,943	$50,740
Interest-bearing demand	96,949	98,164
Money market	52,153	51,856
Savings	47,264	45,330
Time	180,050	174,657
Time over $100,000	60,808	58,175
Total deposits	491,167	478,922
Short-term borrowings	23,238	30,113
Federal Home Loan Bank advances	50,000	52,000
Accrued interest payable	2,300	2,240
Other liabilities	1,221	854
Total liabilities	567,926	564,129
Shareholders' Equity
Common stock, par value $.625 per share;
authorized 10,000,000 shares; 3,235,284 shares issued;
3,128,598 shares outstanding	2,022	2,022
Surplus	9,739	9,707
Retained earnings	39,849	40,990
Accumulated other comprehensive gain (loss), net	863	(815)
Treasury stock, at cost; 106,686 shares	(1,494)	(1,494)
Total shareholders' equity	50,979	50,410
Total liabilities and shareholders' equity	$618,905	$614,539
The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands,
	(unaudited)
Three Months Ended March 31,	2007	2006
Operating Activities	(Restated)
Net (loss) income	$(453)	$1,678
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	175	161
Provision for loan losses	75	-
Securities loss (gain), net	2,498	(355)
Net gain on sale of loans	(21)	(13)
Proceeds from sales of residential mortgages	1,537	940
Originations of residential mortgages held-for-sale	(1,466)	(933)
Income on bank-owned life insurance	(64)	(61)
Life insurance premiums, net	(5)	(5)
Stock-based compensation expense	32	27
Deferred income tax (benefit) provision	(942)	27
Net increase (decrease) in income taxes payable	400	(170)
Net (increase) decrease in accrued interest receivable	(51)	165
Net amortization of premiums and discounts	84	161
Net increase in accrued interest payable	60	28
Increase in other assets	(1,277)	(111)
Increase in other liabilities	144	137
Net cash provided by operating activities	726	1,676
Investing Activities
Proceeds from maturities and calls of investment securities
available-for-sale	8,434	4,804
Proceeds from sales of investment securities
available-for-sale	12,638	25,163
Purchase of investment securities
available-for-sale	(8,132)	(6,731)
Proceeds from sales of non-marketable equity securities	154	942
Purchase of non-marketable equity securities	-	(991)
Net increase in loans	(20,046)	(15,069)
Net purchases of premises and equipment	(57)	(671)
Net cash (used) provided by investing activities	(7,009)	7,447
Financing Activities
Net increase (decrease) in non-interest bearing deposits	3,203	(2,060)
Net increase in interest-bearing non-maturity deposits	1,016	6,966
Net increase (decrease) in time deposits	8,026	(3,496)
Net decrease in short-term borrowings	(6,875)	(4,903)
Repayment of Federal Home Loan Bank advances	(2,000)	-
Tax benefit from exercise of stock options	-	67
Cash dividends paid	(688)	(656)
Proceeds from issuance of common stock	-	348
Net cash provided (used) by financing activites	2,682	(3,734)
(Decrease) increase in cash and cash equivalents	(3,601)	5,389
Cash and cash equivalents at beginning of year	24,103	20,807
Cash and cash equivalents at end of period	$20,502	$26,196
Supplemental Cash Flow Disclosures
Interest paid	$4,381	$3,413
Income taxes paid	-	-
Non-Cash Transactions
Change in net unrealized holding losses (gains), net of taxes, on investment securities	1,678	(1,150)
Transfer of loans to repossessed assets	48	9
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

2. RESTATEMENT AND FAIR VALUE MEASUREMENTS

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

Effective January 1, 2007, QNB elected to early adopt the provisions FASB No. 157 and FASB No. 159. QNB selected the fair value option for various financial assets and liabilities, including $97,744,000 of mortgage-backed securities and collateralized mortgage obligations (CMOs) previously classified as available-for sale securities and Federal Home Loan Bank (FHLB) advances of $50,000,000. QNB elected to move these available-for-sale securities to trading securities in order to be able to more actively trade a portion of its investment portfolio. Economic factors, such as yield, duration and

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006, AND DECEMBER 31, 2006
(Unaudited)

2. RESTATEMENT AND FAIR VALUE MEASUREMENTS (Continued):

prepayment risk, were considered in selecting these securities. The FHLB advances were selected because they act as partial natural hedge against the securities selected in light of changing interest rates. The initial fair value measurement of these items, as prescribed by FASB No. 159, resulted in a cumulative-effect adjustment, net of tax, of $2,335,000, recorded as a reduction of retained earnings as of January 1, 2007.

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

Subsequent to the transactions discussed above and the filing of QNB’s first quarter Form 10-Q, the staff of the Securities and Exchange Commission (SEC) advised QNB that the restructuring transaction as presented was inconsistent with the intent and spirit of FASB No. 159. Based on discussions with the SEC staff, because QNB did not reclassify 100 percent of the replacement securities as fair value instruments and only borrowed and fair valued 50 percent of the initially fair valued FHLB advances, QNB had a non-substantive adoption of FASB No. 159. Consequently, QNB decided to reverse its decision to utilize FASB No. 159 for the valuation of certain securities and FHLB advances, described above. Based on QNB’s current understanding of the views of the SEC, the investment securities sold in April are reported as available-for-sale securities at March 31, 2007 and as being other-than-temporarily impaired at March 31, 2007. Accordingly, as part of that restatement, QNB recognized a charge to earnigs for other-than-temporary impairment of $2,758,000 for the first quarter of 2007. Also as part of the restatement, QNB recognized additional premium amortization on these restated available-for-sale securities of $134,000 as a reduction of interest income and reversed previously reported trading account losses of $282,000 for the first quarter of 2007. The effect of these adjustments reduced income before income taxes by $2,610,000, reduced income tax expense by $888,000 and reduced net income by $1,722,000 for the first quarter 2007, which resulted in a restated net loss of $453,000. Restated retained earnings increased $612,000 from the previously reported amount.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006, AND DECEMBER 31, 2006
(Unaudited)

2. RESTATEMENT AND FAIR VALUE MEASUREMENTS (Continued):

The following table reflects the previously reported amounts for the three months ended March 31, 2007 and as of March 31, 2007 and the restated amounts:

	As of and for the Three Months Ended March 31,
	Previously Reported	Restated

Statement of Income:
Interest on investment securities	$2,353	$2,219
Total interest income	8,673	8,539
Net interest income	4,232	4,098
Net (loss) gain on investment securities available-for-sale	260	(2,498)
Trading gains (losses)	(282)	-
Total non-interest income	808	(1,668)
(Loss) income before income taxes	1,643	(967)
(Benefit) provision for income taxes	374	(514)
Net (loss) income	1,269	(453)

Balance Sheet Data:
Available-for-sale securities	116,186	206,872
Trading securities	90,685	-
Other assets	5,029	4,668
Total assets	619,265	618,905
Federal Home Loan Bank advances, at historical cost	-	50,000
Federal Home Loan Bank advances, at fair value	50,927	-
Retained earnings	39,236	39,849
Total shareholders’ equity	50,367	50,979
Total liabilities and shareholders’ equity	619,265	618,905

Earnings (loss) per share:
Basic	$.41	$(.14)
Diluted	$.40	$(.14)

In addition, QNB will recognize an after-tax charge of $488,000 in the second quarter of 2007 as a result of the prepayment of the FHLB advances in April. There will be no cumulative-effect adjustment to shareholders’ equity as of January 1, 2007 as reported above.

QNB believes that the balance sheet restructuring will better position the company to manage interest rate risk, as the securities sold were primarily bonds that had significant prepayment risk in a declining interest rate environment, while the FHLB borrowings were largely comprised of convertible advances that would convert from a fixed-rate to a higher floating-rate in a rising rate environment. In addition to improving QNB’s interest rate risk profile, the transactions should increase net interest income by approximately $850,000 in 2007 and $1,200,000 annually thereafter based on certain reinvestment and prepayment assumptions. The reduction in the amount of borrowings and investments should also improve QNB’s return on assets.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006, AND DECEMBER 31, 2006
(Unaudited)

2. RESTATEMENT AND FAIR VALUE MEASUREMENTS (Continued):

The following table presents information about QNB’s assets measured at fair value on a recurring basis as of March 31, 2007 and indicates the fair value hierarchy of the valuation techniques utilized by QNB to determine such fair value:
(Restated)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Balance as of March 31, 2007
Securities available-for-sale	$ 90,686	$116,186	$ 206,872

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

As of March 31, 2007, QNB did not have any assets measured at fair value on a nonrecurring basis.

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of March 31, 2007, all of the financial assets measured at fair value utilized the market approach.

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

Stock-based compensation expense was approximately $32,000 and $27,000 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there was approximately $121,000 of unrecognized compensation cost related to unvested share-based compensation awards granted that is expected to be recognized over the next three years.

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

Options granted	2007	2006	2005
Risk-free interest rate	4.74%	4.27%	4.18%
Dividend yield	3.50	3.23	2.40
Volatility	15.99	13.28	14.05
Expected life	5 yrs.	5 yrs.	10yrs.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006, AND DECEMBER 31, 2006
(Unaudited)

3. STOCK-BASED COMPENSATION (Continued):

Stock option activity during the three months ended March 31, 2007 is as follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Options	Exercise Price	Term (in yrs.)	(in thousands)

Outstanding at January 1, 2007	189,323	$20.14	4.92
Exercised	-	-
Granted	17,400	25.15

Outstanding at March 31, 2007	206,723	20.56	4.69	$1,348

Exercisable at March 31, 2007	137,023	16.16	4.08	$1,348

4. (LOSS) EARNINGS PER SHARE

The following sets forth the computation of basic and diluted (loss) earnings per share:

	For the Three Months Ended March 31,
	2007	2006
	(Restated)
Numerator for basic and diluted earnings per share-net (loss) income	$(453)	$1,678

Denominator for basic earnings per share- weighted average shares outstanding	3,128,598	3,118,353

Effect of dilutive securities-employee stock options	0	52,490

Denominator for diluted earnings per share- adjusted weighted average shares outstanding	3,128,598	3,170,843

(Loss) earnings per share-basic	$(.14)	$.54
(Loss) earnings per share-diluted	$(.14)	$.53

For the three months ended March 31, 2007, the effect of dilutive securities related to stock options totaled 46,778 which, when added to the average basic shares outstanding totaling 3,128,598, would have resulted in average diluted shares outstanding totaling 3,175,376. However, in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, due to QNB reporting a net loss for the three months ended March 31, 2007, including potential common shares in the denominator of a diluted per share computation would result in an anti-dilutive per share amount. There were 34,900 stock options that were anti-dilutive as of March 31, 2006. These stock options were not included in the above calculation.

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

The following shows the components and activity of comprehensive income during the three months ended March 31, 2007 and 2006 (net of the income tax effect):

	For the Three Months Ended March 31,
	2007	2006
	(Restated)
Unrealized holding gains (losses) arising during the period on securities available for sale (net of taxes of $(16) and $471, respectively)	$29	$(916)
Reclassification adjustment for losses (gains) included in net income (net of taxes of $(849) and $121, respectively)	1,649	(234)
Net change in unrealized gains (losses) during the period	1,678	(1,150)

Accumulated other comprehensive losses, beginning of period	(815)	(1,262)

Accumulated other comprehensive gains (losses), end of period	$863	$(2,412)

Net (loss) income	$(453)	$1,678
Other comprehensive income, net of tax: Unrealized holding gains (losses) arising during the period (net of taxes of $(865) and $592, respectively)	1,678	(1,150)
Comprehensive income	$1,225	$528

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

7. INTANGIBLE ASSETS

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

7. INTANGIBLE ASSETS (Continued):

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

For the Year Ended 12/31/07	$127
For the Year Ended 12/31/08	79
For the Year Ended 12/31/09	66
For the Year Ended 12/31/10	55
For the Year Ended 12/31/11	45

8. INCOME TAXES

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 is effective for fiscal years beginning after December 15, 2006. QNB adopted FIN 48 as of January 1, 2007. QNB has evaluated its tax positions as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more-likely-than-not” threshold guidelines, QNB believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of January 1, 2007, QNB had no material unrecognized tax benefits or accrued interest and penalties. QNB’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. QNB and its subsidiary are subject to U.S. federal income tax as well as income tax of the Commonwealth of Pennsylvania. QNB is no longer subject to examination by U.S. Federal taxing authorities for years before 2003 and for all state income taxes through 2003.

9. RELATED PARTY TRANSACTIONS

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

10. RECENT ACCOUNTING PRONOUNCEMENTS

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

As discussed in Note 2 to the unaudited consolidated financial statements, our unaudited consolidated financial statements as of and for the three months ended March 31, 2007 have been restated to reflect QNB’s decision to reverse its utilization of FASB No. 159 for the valuation of certain securities and FHLB advances. The accompanying Management’s Discussion and Analysis gives effect to that restatement.

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

Other-than-Temporary Impairment of Investment Securities

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced, and a corresponding charge to earnings is recognized. As previously discussed in Note 2 to the notes to consolidated financial statements, QNB recorded an other-than-temporary impairment charge of $2,758,000 as of March 31, 2007.

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

QNB reported a net loss for the first quarter of 2007 of $(453,000), or $(.14) per common share, on a diluted basis. These results compare to net income for the first quarter of 2006 of $1,678,000, or $.53 per share diluted. Contributing to the loss for the quarter was a $2,758,000 ($1,820,000 net of tax) charge related to securities identified as other-than-temporarily impaired.

Net interest income for the first quarter of 2007 was $4,098,000, an $112,000 increase from net interest income reported for the same period in 2006. Contributing to the increase in net interest income when comparing the two quarters was a 6.6 percent increase in average earning assets, as well as the change in the mix of earning assets as higher yielding loans replaced lower yielding investment securities. The net interest margin for the first quarter of 2007 was 3.11 percent compared to 3.26 percent for the first quarter of 2006 and 3.01 percent for the fourth quarter of 2006. The improvement in the net interest margin from the fourth quarter of 2006 reflects the growth in loans as well as the impact of selling lower yielding securities at a loss during the fourth quarter of 2006.

Also impacting the first quarter of 2007 was a $75,000 provision for loan losses. The continued growth in loans combined with net charge-offs of $83,000 during the first quarter of 2007, contributed to the need for the provision. There was no provision for loan losses during the first quarter of 2006.

Total non-interest income, excluding the other-than temporary impairment charge, declined by $118,000, when comparing the two quarters, with the gain on sale of investment securities decreasing $95,000, when comparing these periods. Total non-interest expense increased $86,000, to $3,322,000, for the first quarter of 2007 as compared to the first quarter of 2006. The increase was centered in personnel costs, which increased $53,000, and net occupancy and equipment costs, which increased $55,000.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	March 31, 2007			March 31, 2006
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$3,098	5.26%	$40	$2,129	4.59%	$24
Investment securities:
U.S. Treasury	5,147	4.70%	60	6,032	3.22%	48
U.S. Government agencies	32,578	5.53%	450	20,740	4.17%	216
State and municipal	40,020	6.61%	661	48,290	6.53%	788
Mortgage-backed and CMOs	127,650	4.51%	1,439	128,925	4.27%	1,376
Other	18,155	6.13%	278	25,799	6.01%	387
Total investment securities	223,550	5.17%	2,888	229,786	4.90%	2,815
Loans:
Commercial real estate	157,103	6.77%	2,621	135,184	6.45%	2,152
Residential real estate	26,530	5.92%	393	25,945	5.81%	377
Home equity loans	69,369	6.48%	1,109	63,760	6.22%	977
Commercial and industrial	55,189	7.41%	1,008	51,203	6.87%	867
Indirect lease financing	13,327	9.31%	310	7,239	9.20%	167
Consumer loans	4,852	10.05%	120	4,910	8.99%	109
Tax-exempt loans	22,210	6.13%	336	19,123	5.73%	270
Total loans, net of unearned income*	348,580	6.86%	5,897	307,364	6.49%	4,919
Other earning assets	4,257	5.83%	61	4,586	4.33%	49
Total earning assets	579,485	6.22%	8,886	543,865	5.82%	7,807
Cash and due from banks	10,856			18,393
Allowance for loan losses	(2,733)			(2,514)
Other assets	21,040			19,227
Total assets	$608,648			$578,971

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$92,994	2.15%	492	$96,228	1.85%	439
Money market	51,531	3.02%	384	43,222	2.41%	257
Savings	45,640	0.39%	44	50,265	0.39%	48
Time	178,467	4.36%	1,917	161,392	3.45%	1,374
Time over $100,000	57,182	4.67%	659	48,635	3.57%	428
Total interest-bearing deposits	425,814	3.33%	3,496	399,742	2.58%	2,546
Short-term borrowings	25,666	3.56%	225	19,300	3.01%	143
Federal Home Loan Bank advances	51,911	5.55%	720	55,000	5.47%	752
Total interest-bearing liabilities	503,391	3.58%	4,441	474,042	2.94%	3,441
Non-interest-bearing deposits	49,963			53,658
Other liabilities	3,512			2,862
Shareholders' equity	51,782			48,409
Total liabilities and
shareholders' equity	$608,648			$578,971
Net interest rate spread		2.64%			2.88%
Margin/net interest income		3.11%	4,445		3.26%	4,366

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

	Three Months Ended
	March 31, 2007 compared to
	March 31, 2006

	Total	Due to change in:
	Change	Volume	Rate
Interest income:
Federal funds sold	$16	$11	$5
Investment securities:
U.S. Treasury	12	(7)	19
U.S. Government agencies	234	123	111
State and municipal	(127)	(135)	8
Mortgage-backed and CMOs	63	(14)	77
Other	(109)	(115)	6
Loans:
Commercial real estate	469	349	120
Residential real estate	16	9	7
Home equity loans	132	86	46
Commercial and industrial	141	68	73
Indirect lease financing	143	140	3
Consumer loans	11	(1)	12
Tax-exempt loans	66	44	22
Other earning assets	12	(4)	16
Total interest income	1,079	554	525
Interest expense:
Interest-bearing demand	53	(15)	68
Money market	127	50	77
Savings	(4)	(4)	0
Time	543	145	398
Time over $100,000	231	75	156
Short-term borrowings	82	47	35
Federal Home Loan Bank advances	(32)	(42)	10
Total interest expense	1,000	256	744
Net interest income	$79	$298	$(219)

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended March 31, 2007 and 2006.

	For the Three Months
	Ended March 31,
	2007	2006

Total interest income	$8,539	$7,427
Total interest expense	4,441	3,441

Net interest income	4,098	3,986
Tax equivalent adjustment	347	380

Net interest income (fully taxable equivalent)	$4,445	$4,366

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

For purposes of this discussion, interest income and the average yield earned on loans and investment securities are adjusted to a tax-equivalent basis as detailed in the tables that appear on pages 18 and 19. This adjustment to interest income is made for analysis purposes only. Interest income is increased by the amount of savings of federal income taxes, which QNB realizes by investing in certain tax-exempt state and municipal securities and by making loans to certain tax-exempt organizations. In this way, the ultimate economic impact of earnings from various assets can be more easily compared.

The net interest rate spread is the difference between average rates received on earning assets and average rates paid on interest-bearing liabilities, while the net interest rate margin includes interest-free sources of funds.

Net interest income increased $112,000, or 2.8 percent, to $4,098,000 for the quarter ended March 31, 2007 as compared to $3,986,000 for the quarter ended March 31, 2006. On a tax-equivalent basis, net interest income increased by $79,000, or 1.8 percent, from $4,366,000 for the three months ended March 31, 2006 to $4,445,000 for the same period ended March 31, 2007. The interest rate environment resulting from changes in the shape of the yield curve as well as the competitive environment for loans and deposits has negatively impacted the net interest margin. These two factors have resulted in funding costs for deposits and borrowed money increasing to a greater degree than the rate earned on loans and investment securities. An increase in average earning assets and a change in the mix of earning assets from lower yielding investment securities to higher yielding loans helped to slow the decline in the net interest margin.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

Average earning assets increased 6.6 percent, with average loans increasing 13.4 percent when comparing the first quarter of 2007 to the same period in 2006. Average investment securities decreased 2.7 percent when comparing these same periods while the net interest margin declined by 15 basis points. The net interest margin decreased to 3.11 percent for the first quarter of 2007 from 3.26 percent for the first quarter of 2006. However, the net interest margin of 3.11 percent for the first quarter of 2007 represents an increase from the 3.01 percent margin recorded during the fourth quarter of 2006. The improvement in the net interest margin from the fourth quarter of 2006 reflects the impact of selling lower yielding securities at a loss and reinvesting the proceeds into higher yielding securities during the fourth quarter of 2006 and the growth in loans.

For the most part, earning assets are funded by deposits, which increased when comparing the two quarters. Average deposits increased $22,377,000, or 4.9 percent, when comparing the first quarters of 2007 and 2006. Most of the growth in average deposits was in higher cost time deposits and money market accounts.

The yield on earning assets on a tax-equivalent basis increased from 5.82 percent for the first quarter of 2006 to 6.22 percent for the first quarter of 2007. Interest income on investment securities increased $73,000 when comparing the two quarters, as the increase in the yield on the portfolio was able to offset the decline in balances. The average yield on investment securities increased from 4.90 percent for the first quarter of 2006 to 5.17 percent for the first quarter of 2007. QNB purchased very few securities in the normal course of business over the past year because of the strong growth in loans. Most of the increase in the yield on the portfolio has been the result of either purchase and sale transactions in which lower yielding securities were sold at a loss with the proceeds reinvested in higher yielding securities, or through the sale, maturity or payments of lower yielding securities with the proceeds used to fund loan growth. The purpose of the purchase and sale transactions was to position QNB to achieve increased net interest income in the future as well as to reposition the cash flow from the portfolio.

The yield on loans increased 37 basis points, to 6.86 percent, when comparing the first quarter of 2007 to the first quarter of 2006. The average prime rate when comparing these same periods increased 82 basis points, from 7.43 percent to 8.25 percent. While QNB’s earning assets were positively impacted by the increases in the prime rate, the overall yield on the loan portfolio did not increase proportionately, since only a portion of the loan portfolio reprices immediately with changes in the prime rate. More significant factors limiting the increase in the portfolio yield was the inverted yield curve with short-term rates being higher than mid- and longer-term rates along with the competition for loans. Customers preferred to lock in fixed-rate or adjustable-rate loans with fixed-rate terms for three to ten years over higher floating-rate loans. The yield on commercial purpose loans, including tax-exempt loans, increased by a greater amount than the yield on residential mortgage and home equity loans. Growth in the indirect lease financing portfolio also contributed to the increase in the yield on total loans as the yield on these loans averaged 9.31 percent for the first quarter of 2007.

While total interest income on a tax-equivalent basis increased $1,079,000 when comparing the first quarter of 2007 to the first quarter of 2006, total interest expense increased $1,000,000. The increase in interest expense was a result of an increase in interest rates paid on both deposits and short-term borrowings. The rate paid on interest-bearing liabilities increased from 2.94 percent for the first quarter of 2006 to 3.58 percent for the first quarter of 2007, with the rate paid on interest-bearing deposits increasing from 2.58 percent to 3.33 percent during this same period. Interest expense and the rate paid on time deposit and money market accounts increased the most as these accounts were more reactive to the changes in market interest rates and competition. Interest expense on time deposits increased $774,000, while the average rate paid on time

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

deposits increased from 3.48 percent to 4.43 percent when comparing the two periods. Average time deposits increased $25,622,000, or 12.2 percent, when comparing the first quarter of 2007 to the first quarter of 2006.

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

Net interest income and the net interest margin should increase significantly during the remainder of 2007 as a result of the second quarter 2007 balance sheet restructuring. In April 2007, QNB restructured its balance sheet by selling the available-for-sale investment securities identified as impaired and repaying the $50 million of FHLB advances. The investment securities sold had a yield of approximately 4.26 percent, while the FHLB advances had a cost of approximately 5.55 percent. In April, QNB entered into a $25 million repurchase agreement at an average cost of 4.78 percent and purchased approximately $64 million in investment securities at an average yield of 5.51 percent. These transactions will better position the company to manage interest rate risk, as the securities sold were primarily bonds that had significant prepayment risk in a declining interest rate environment, while the FHLB borrowings were largely comprised of convertible advances that would convert from a fixed rate to a higher floating rate in an increasing rate environment. In

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

addition to improving QNB’s interest rate risk profile, the transactions should increase net interest income by approximately $850,000 in 2007 and $1,200,000 annually thereafter based on certain reinvestment and prepayment assumptions. The deleveraging of the balance sheet by reducing the amount of borrowings should also improve the Bank’s return on assets.

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

Total non-interest income decreased $2,876,000 to $(1,668,000) for the quarter ended March 31, 2007 when compared to March 31, 2006. Excluding gains and losses on securities and loans, non-interest income decreased $31,000, or 3.7 percent.

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

For the three-months ended March 31, 2007 QNB recorded a net loss on investment securities of $2,498,000. Excluding the impairment loss of $2,758,000, gains on the sale of investment securities were $260,000 for the first quarter of 2007, compared with $355,000 for the first quarter of 2006. Included in the $260,000 of realized net securities gains for the three-month period ended March 31, 2007 were gains of $50,000 from the sale of debt securities by the Bank and $210,000 of gains related to activity in the marketable equity securities portfolio by the Corporation. During the first quarter of 2007, QNB sold $11,680,000 of securities with an average yield of 5.46 percent to help fund loans with an average yield of 7.16 percent.

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

Salaries and benefits is the largest component of non-interest expense. Salaries and benefits expense increased $53,000, or 2.9 percent, to $1,858,000 for the quarter ended March 31, 2007 compared to the same quarter in 2006. Salary expense increased $55,000, or 3.8 percent, during the period to $1,481,000 while benefits expense decreased $2,000, or .6 percent, to $377,000. Included in salary expense for the first quarter of 2007 and 2006, respectively, was $32,000 and $27,000 in stock option compensation expense. Merit and promotional increases comprised the remaining increase in salary expense. The number of full time-equivalent employees remained unchanged when comparing the first quarter of 2007 and 2006.

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

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 2007, QNB’s net deferred tax asset was $1,382,000. The primary components of deferred taxes were a deferred tax asset of $925,000 relating to the allowance for loan losses and a deferred tax asset of $938,000 related to impaired securities. This asset was partially offset by a deferred tax liability of $445,000 resulting from the FASB No. 115 adjustment for available-for-sale investment securities. The deferred tax asset related to the impaired securities will be realized during the second quarter as a result of the sale of these financial instruments. As of March 31, 2006, QNB's net deferred tax asset was $1,917,000 consisting primarily of a deferred tax asset of $770,000 related to the allowance for loan losses and a deferred tax asset of $1,243,000 resulting from the FASB No. 115 adjustment for available-for-sale investment securities.

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

Applicable income taxes were a $(514,000) benefit for the three-month period ended March 31, 2007 and a $280,000 provision for the same period in 2006. The effective tax rate for the first quarter of 2006 was 14.3 percent and was positively impacted by the reversal of $138,000 of the valuation allowance during the period. Excluding the reversal of the tax valuation allowance, the effective tax rate would have been 21.3 percent for the three-month period ended March 31, 2006.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION ANALYSIS

The following balance sheet analysis compares average balance sheet data for the three months ended March 31, 2007 and 2006, as well as the period ended balances as of March 31, 2007 and December 31, 2006.

Average earning assets for the three-month period ended March 31, 2007 increased $35,620,000, or 6.6 percent, to $579,485,000 from $543,865,000 for the three months ended March 31, 2006. Average loans increased $41,216,000, or 13.4 percent, while average investments decreased $6,236,000, or 2.7 percent. Average federal funds sold increased $969,000 when comparing these same periods. The growth in average loans during the past year was funded primarily through an increase in deposits and proceeds from the sale or maturity of investment securities.

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

Total assets at March 31, 2007 were $618,905,000 compared with $614,539,000 at December 31, 2006, an increase of .7 percent. The composition of the asset side of the balance sheet continued to shift from investment securities to loans. Total loans increased $19,939,000, or 5.8 percent, between December 31, 2006 and March 31, 2007 while total investment securities declined $12,947,000, or 5.8 percent. Other assets increased $1,204,000 from year-end 2006 to March 31, 2007. Included in other assets at March 31, 2007 was a $1,000,000 U.S. Treasury security that matured on March 31st, a Saturday, but where the funds were not received until April 2nd.

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

LIQUIDITY

Liquidity represents an institution’s ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. QNB manages its mix of cash, federal funds sold and investment securities in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities. The portfolio of investment securities classified as available-for-sale and QNB's policy of selling certain residential mortgage originations in the secondary market also provide sources of liquidity. Additional sources of liquidity are provided by the Bank’s membership in the Federal Home Loan Bank of Pittsburgh (FHLB) and two unsecured federal funds line granted by correspondent banks totaling $21,000,000. The Bank has a maximum borrowing capacity with the FHLB of approximately $264,440,000. At March 31, 2007, QNB’s outstanding borrowings under the FHLB credit facility were $50,000,000. In April 2007, QNB repaid these borrowings as part of its balance sheet restructuring and entered into a $25,000,000 repurchase agreement with a large regional financial institution.

Cash and due from banks, federal funds sold, available-for-sale securities and loans held-for-sale totaled $227,459,000 and $244,091,000 at March 31, 2007 and December 31, 2006, respectively. The decline since December 2006 related principally to the reduction in investment security balances to fund loan growth. The aforementioned sources should be adequate to meet normal fluctuations in loan demand and/or deposit withdrawals. During the first quarter of 2007, QNB used its federal funds lines to help temporarily fund loan growth. Average federal funds purchased were $979,000 for the first quarter of 2007. This level compared to $3,222,000 for the same period in 2006. At March 31, 2007, QNB had no federal funds purchased.

Approximately $75,004,000 and $75,793,000 of available-for-sale securities at March 31, 2007 and December 31, 2006, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. In addition, under terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB.

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at March 31, 2007 was $50,979,000, or 8.24 percent of total assets, compared to shareholders' equity of $50,410,000, or 8.20 percent, at December 31, 2006. Shareholders’ equity at March 31, 2007 included positive adjustment of $863,000 related to unrealized holding gains, net of taxes, on investment securities available-for-sale, while shareholders' equity at December 31, 2006 included a negative adjustment of $815,000 related to unrealized holding losses, net of taxes on available-for-sale investment securities. Without the FASB No. 115 available-for-sale adjustments, shareholders' equity to total

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

CAPITAL ADEQUACY (Continued)

assets would have been 8.10 percent and 8.34 percent at March 31, 2007 and December 31, 2006, respectively.

Shareholders' equity averaged $51,782,000 for the first three months of 2007 and $49,760,000 during all of 2006, an increase 4.1 percent. The ratio of average total equity to average total assets increased to 8.51 percent for the first quarter of 2007 compared to 8.37 percent for all of 2006.

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

The minimum regulatory capital ratios are 4.00 percent for Tier I, 8.00 percent for the total risk-based capital and 4.00 percent for leverage. Under these requirements, QNB had a Tier I capital ratio of 12.17 percent and 13.15 percent, a total risk-based ratio of 12.86 percent and 13.91 percent and a leverage ratio of 8.23 percent and 8.42 percent at March 31, 2007 and December 31, 2006, respectively. The decline in both GAAP and regulatory capital ratios from December 31, 2006 to March 31, 2007 were the result of the impact of the impairment charge on net income and retained earnings, the growth in assets and an increase in risk-weighted assets resulting from the growth in loans.

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

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on what management believes at that time to be the most likely interest rate environment. Management also evaluates the impact of higher and lower interest rates by simulating the impact on net interest income of changing rates. While management performs rate shocks of 100, 200 and 300 basis points, it believes, that given the level of interest rates at March 31, 2007, that it is unlikely that interest rates would decline by 300 basis points. The simulation results can be found in the chart on page 33.

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

In April 2007, QNB restructured its balance sheet by selling the investment securities that had been determined to be other than temporarily impaired and repaying $50 million of FHLB advances. The investment securities sold had a yield of approximately 4.26 percent, while the FHLB advances had a cost of

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

INTEREST RATE SENSITIVITY (Continued)

approximately 5.55 percent. In April, QNB entered into a $25 million repurchase agreement at an average cost of 4.78 percent and purchased approximately $64 million in investment securities at an average yield of 5.51 percent. These transactions will better position the company to manage interest rate risk, as the securities sold were primarily bonds that had significant prepayment risk in a declining interest rate environment, while the FHLB borrowings were largely comprised of convertible advances that would convert from a fixed rate to a higher floating rate in an increasing rate environment. In addition to improving QNB’s interest rate risk profile, the transactions should increase net interest income and the net interest rate margin during the remainder of 2007 as well as future periods.

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

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

MARCH 31, 2007

Item	1	.	Legal Proceedings
			None.

Item	1	A.	Risk Factors
			There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual
			Report on Form 10-K for the period ended December 31, 2006.

Item	2	.	Unregistered Sales of Equity Securities and Use of Proceeds
			None.

Item	3	.	Default Upon Senior Securities
			None.

Item	4	.	Submission of Matters to Vote of Security Holders
			None.

Item	5	.	Other Information
			None.

Item	6	.	Exhibits
Exhibit 3(i)			Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit
			3(i) of Registrants Form DEF 14-A filed with the Commission on April 15, 2005).

Exhibit 3(ii)			Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of
			Registrants Form 8-K filed with the Commission on January 23, 2006).

Exhibit 11			Statement Re: Computation of Earnings Per Share. (Included in Part I, Item I, hereof.)

Exhibit 31.1			Section 302 Certification of President and CEO

Exhibit 31.2			Section 302 Certification of Chief Financial Officer

Exhibit 32.1			Section 906 Certification of President and CEO

Exhibit 32.2			Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 4, 2007	QNB Corp. By:/s/ Thomas J. Bisko Thomas J. Bisko President/CEO

Date: June 4, 2007	By: /s/ Bret H. Krevolin Bret H. Krevolin Chief Financial Officer