Form 10-Q
period 2007-06-30
QNB CORP
filed 2007-08-09
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2007
Common Stock, par value $.625	3,130,300

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED JUNE 30, 2007

INDEX

PART I - FINANCIAL INFORMATION

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except share data) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest Income	$6,200	$5,193	$11,983	$10,019
Interest and fees on loans
Interest and dividends on investment securities:
Taxable	2,046	2,067	4,266	4,075
Tax-exempt	429	467	865	987
Interest on federal funds sold	76	38	117	62
Interest on interest-bearing balances and other interest income	59	63	119	112
Total interest income	8,810	7,828	17,350	15,255
Interest Expense
Interest on deposits
Interest-bearing demand	603	531	1,095	970
Money market	407	386	791	643
Savings	46	50	90	98
Time	2,058	1,478	3,975	2,852
Time over $100,000	707	417	1,366	845
Interest on short-term borrowings	164	166	390	309
Interest on long-term debt	373	770	1,092	1,522
Total interest expense	4,358	3,798	8,799	7,239
Net interest income	4,452	4,030	8,551	8,016
Provision for loan losses	150	45	225	45
Net interest income after provision for loan losses	4,302	3,985	8,326	7,971
Non-Interest Income
Fees for services to customers	467	464	891	904
ATM and debit card income	218	195	407	379
Income on bank-owned life insurance	61	62	125	123
Mortgage servicing fees	25	25	50	48
Net gain on sale of loans	7	11	28	24
Net gain (loss) on investment securities available-for-sale	29	60	(2,469)	415
Other operating income	129	134	236	266
Total non-interest income	936	951	(732)	2,159
Non-Interest Expense
Salaries and employee benefits	1,870	1,814	3,728	3,619
Net occupancy expense	289	296	600	575
Furniture and equipment expense	262	255	517	486
Marketing expense	167	144	323	297
Third party services	205	196	366	365
Telephone, postage and supplies expense	140	136	266	276
State taxes	122	114	245	227
Loss on prepayment of Federal Home Loan Bank advances	740	–	740	–
Other expense	357	327	689	673
Total non-interest expense	4,152	3,282	7,474	6,518
Income before income taxes	1,086	1,654	120	3,612
Provision (beneft) for income taxes	161	352	(352)	632
Net Income	$925	$1,302	$472	$2,980
Earnings Per Share - Basic	.30	$.42	$.15	$.95
Earnings Per Share - Diluted	$.29	$.41	$.15	$.94
Cash Dividends Per Share	$.22	$.21	$.44	$.42

The accompanying notes are an integral part of the unaudited consolidated fnancial statements.

Form 10-Q

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(unaudited)
	June 30, 2007	December31, 2006
Assets
Cash and due from banks	$11,696	$12,439
Federal funds sold	9,656	11,664
Total cash and cash equivalents	21,352	24,103

Investment securities
Available-for-sale (cost $185,056 and $221,053)	184,135	219,818
Held-to-maturity (market value $4,193 and $5,168)	4,099	5,021
Non-marketable equity securities	1,387	3,465
Loans held-for-sale	–	170
Total loans, net of unearned costs	376,065	343,496
Allowance for loan losses	(2,872)	(2,729)
Net loans	373,193	340,767
Bank-owned life insurance	8,465	8,415
Premises and equipment, net	6,424	6,442
Accrued interest receivable	3,060	2,874
Other assets	4,382	3,464
Total assets	$606,497	$614,539
Liabilities
Deposits
Demand, non-interest bearing	$52,202	$50,740
Interest-bearing demand	107,073	98,164
Money market	51,377	51,856
Savings	46,748	45,330
Time	186,442	174,657
Time over $100,000	58,799	58,175
Total deposits	502,641	478,922
Short-term borrowings	25,881	30,113
Long-term debt	25,000	52,000
Accrued interest payable	2,304	2,240
Other liabilities	866	854
Total liabilities	556,692	564,129
Shareholders' Equity
Common stock, par value $.625 per share; authorized 10,000,000 shares; 3,236,986 and 3,235,284 shares issued; 3,130,300 and 3,128,598 shares outstanding	2,023	2,022
Surplus	9,799	9,707
Retained earnings	40,085	40,990
Accumulated other comprehensive loss, net	(608)	(815)
Treasury stock, at cost; 106,686 shares	(1,494)	(1,494)
Total shareholders' equity	49,805	50,410
Total liabilities and shareholders' equity	$606,497	$614,539

Form 10-Q

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands) (unaudited)
Six Months Ended June 30,	2007	2006
Operating Activities
Net income	$472	$2,980
Adjustments to reconcile net income to net cash provided by operating activies
Depreciation and amortization	364	346
Provision for loan losses	225	45
Securities loss (gain)	2,469	(415)
Net gain on sale of loans	(28)	(24)
Loss on disposal of premises and equipment	1	1
Proceeds from sales of residential mortgages	2,253	2,140
Originations of residential mortgages held-for-sale	(2,101)	(2,007)
Income on bank-owned life insurance	(125)	(123)
Life insurance proceeds (premiums) net	75	(5)
Stock-based compensation expense	57	58
Deferred income tax (benefit) provision	(63)	51
Net (decrease) increase in income taxes payable	(728)	67
Net increase in accrued interest receivable	(186)	(152)
Net amortization of premiums and discounts	27	300
Net increase in accrued interest payable	64	294
Increase in other assets	(229)	(388)
Increase in other liabilities	12	12
Net cash provided by operating activities	2,559	3,180
Investing Activities
Proceeds from maturities and calls of investment securities
available-for-sale	16,423	11,727
held-to-maturity	920	–
Proceeds from sales of investment securities available-for-sale	102,007	25,422
Purchase of investment securities available-for-sale	(84,864)	(16,953)
Proceeds from sales of non-marketable equity securities	2,154	1,242
Purchase of non-marketable equity securities	(76)	(1,240)
Net increase in loans	(32,673)	(31,323)
Net purchases of premises and equipment	(347)	(1,405)
Net cash provided (used) by investing activities	3,544	(12,530)
Financing Activities
Net increase in non-interest bearing deposits	1,462	1,370
Net increase in interest-bearing non-maturity deposits	9,848	8,392
Net increase (decrease) in time deposits	12,409	(5,844)
Repayment of long-term debt	(52,000)	–
Proceeds from issuance of long-term debt	25,000	–
Net (decrease) increase in short-term borrowings	(4,232)	5,117
Tax benefit from exercise of stock options	–	67
Cash dividends paid	(1,377)	(1,313)
Proceeds from issuance of common stock	36	383
Net cash (used) provided by fnancing activities	(8,854)	8,172
Decrease in cash and cash equivalents	(2,751)	(1,178)
Cash and cash equivalents at beginning of year	24,103	20,807
Cash and cash equivalents at end of period	$21,352	$19,629
Supplemental Cash Flow Disclosures
Interest paid	$8,735	$6,945
Income taxes paid	410	431
Non-Cash Transactions
Change in net unrealized holding losses, net of taxes, on investment securities available-for-sale	207	(2,229)
Transfer of loans to repossessed assets	51	9

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Form 10-Q

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006, AND DECEMBER 31, 2006
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of QNB Corp. (QNB) and its wholly-owned subsidiary, The Quakertown National Bank (the Bank). All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2006 Annual Report incorporated in the Form 10-K. Operating results for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods and are of a normal and recurring nature. Tabular information, other than share and per share data, is presented in thousands of dollars.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from such estimates.

2. STOCK-BASED COMPENSATION

At June 30, 2007, QNB sponsored stock-based compensation plans, administered by a committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with Financial Accounting Standards Board (FASB) Statement No. 123R, Share-Based Payment (FASB No. 123R). Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.

Stock-based compensation expense was approximately $24,000 and $31,000 for the three months ended June 30, 2007 and 2006, respectively, and $57,000 and $58,000 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, there was approximately $100,000 of unrecognized compensation cost related to unvested share-based compensation awards granted that is expected to be recognized over the next three years.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorizes the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest ratably over a three-year period. As of June 30, 2007, there were 225,058 options granted, 9,994 options cancelled, 34,641 options exercised and 180,423 options outstanding under this Plan. The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of June 30, 2007, there were 26,300 options granted and outstanding under this Plan.

Form 10-Q

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006, AND DECEMBER 31, 2006
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

Options granted	2007	2006
Risk-free interest rate	4.74%	4.27%
Dividend yield	3.50	3.23
Volatility	15.99	13.28
Expected life	5 yrs.	5 yrs.

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the first half of 2007 and 2006 was $3.57 and $3.13, respectively.

Stock option activity during the six months ended June 30, 2007 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs.)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	189,323	$20.14	4.92
Exercised	-	-
Granted	17,400	25.15
Outstanding at June 30, 2007	206,723	20.56	4.44	$1,005
Exercisable at June 30, 2007	154,523	18.10	4.17	$1,005

Form 10-Q

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006, AND DECEMBER 31, 2006
(Unaudited)

3. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Numerator for basic and diluted earnings per share-net income	$925	$1,302	$472	$2,980

Denominator for basic earnings per share- weighted average shares outstanding	3,129,159	3,125,968	3,128,880	3,122,182

Effect of dilutive securities-employee stock options	42,718	53,428	44,782	52,964

Denominator for diluted earnings per share- adjusted weighted average shares outstanding	3,171,877	3,179,396	3,173,662	3,175,146

Earnings per share-basic	$.30	$.42	$.15	$.95
Earnings per share-diluted	$.29	$.41	$.15	$.94

There were 69,700 stock options that were anti-dilutive for the three-month and six-month periods ended June 30, 2007 and 34,900 stock options that were anti-dilutive for the three and six-month periods ended June 30, 2006. These stock options were not included in the above calculation.

Form 10-Q

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006, AND DECEMBER 31, 2006
(Unaudited)

4. COMPREHENSIVE INCOME

For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the periods ended June 30, 2007 and 2006:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Unrealized holding losses arising during the period on securities available for sale (net of tax benefit of $748, $536, $732 and $1,007, respectively)	$(1,452)	$(1,039)	$(1,423)	$(1,955)

Reclassification adjustment for (gains) losses included in net income (net of tax benefit (tax expense) of $10, $20, $(839) and $141, respectively)	(19)	(40)	1,630	(274)

Net change in unrealized (losses) gains during the period	(1,471)	(1,079)	207	(2,229)

Accumulated other comprehensive gains (losses), beginning of period	863	(2,412)	(815)	(1,262)
Accumulated other comprehensive losses, end of period	$(608)	$(3,491)	$(608)	$(3,491)

Net income	$925	$1,302	$472	$2,980

Other comprehensive (loss) income, net of tax:

Unrealized holding (losses) gains arising during the period (net of tax benefit (tax expense) of $758, $556, $(107) and $1,148, respectively)	(1,471)	(1,079)	207	(2,229)
Comprehensive (loss) income	$(546)	$223	$679	$751

Form 10-Q

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006, AND DECEMBER 31, 2006
(Unaudited)

5. FAIR VALUE MEASUREMENTS

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

The following table presents information about QNB’s assets measured at fair value on a recurring basis as of June 30, 2007 and indicates the fair value hierarchy of the valuation techniques utilized by QNB to determine such fair value:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Balance as of June 30, 2007
Securities available-for-sale	$4,830	$179,305	$184,135

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

As of June 30, 2007, QNB did not have any assets measured at fair value on a nonrecurring basis. The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of June 30, 2007, all of the financial assets measured at fair value utilized the market approach.

Form 10-Q

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006, AND DECEMBER 31, 2006
(Unaudited)

6. LOANS

The following table presents loans by category as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Commercial and industrial	$88,813	$72,718
Construction	21,112	10,503
Real estate-commercial	124,990	118,166
Real estate-residential	121,921	123,531
Consumer	5,148	5,044
Indirect lease financing	13,975	13,405
Total loans	375,959	343,367
Unearned costs	106	129
Total loans net of unearned costs	$376,065	$343,496

7. INTANGIBLE ASSETS

As a result of a purchase of deposits in 1997, QNB recorded a deposit premium of $511,000. This premium is being amortized, for book purposes, over ten years and is reviewed annually for impairment. The net deposit premium intangible was $17,000 and $43,000 at June 30, 2007 and December 31, 2006, respectively. Amortization expense for core deposit intangibles was $13,000 for both three-month periods ended June 30, 2007 and 2006 and $26,000 for both six-month periods ended June 30, 2007 and 2006.

The following table reflects the components of mortgage servicing rights as of the periods indicated:

	June 30, 2007	December 31, 2006
Mortgage servicing rights beginning balance	$472	$528
Mortgage servicing rights capitalized	17	31
Mortgage servicing rights amortized	(37)	(87)
Fair market value adjustments	-	-

Mortgage servicing rights ending balance	$452	$472

Mortgage loans serviced for others	$68,492	$70,816

Amortization expense of intangibles	$63	$138

Form 10-Q

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006, AND DECEMBER 31, 2006
(Unaudited)

7. INTANGIBLE ASSETS (Continued):

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense

For the Year Ended 12/31/07	$122
For the Year Ended 12/31/08	78
For the Year Ended 12/31/09	66
For the Year Ended 12/31/10	54
For the Year Ended 12/31/11	44

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

9. RELATED PARTY TRANSACTIONS

As of June 30, 2007, loans receivable from directors, principal officers, and their related interests totaled $4,191,000. All of these transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Also, they did not involve a more than normal risk of collectibility or present any other unfavorable features.

Form 10-Q

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006, AND DECEMBER 31, 2006
(Unaudited)

10. OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS AND GUARANTEES

QNB is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same lending standards and policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The activity is controlled through credit approvals, control limits, and monitoring procedures.

A summary of the Bank's financial instrument commitments is as follows:

	June 30, 2007	December 31, 2006
Commitments to extend credit and unused lines of credit	$74,082	$69,926
Standby letters of credit	3,294	3,422
	$77,376	$73,348

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. QNB evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by QNB upon extension of credit, is based on management's credit evaluation of the customer and generally consists of real estate.

QNB does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2007 and December 31, 2006 for guarantees under standby letters of credit issued is not material.

Form 10-Q

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006, AND DECEMBER 31, 2006
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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for QNB January 1, 2008. QNB is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

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

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on QNB’s consolidated financial position or results of operations.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

QNB Corp. (the Company) is a bank holding company headquartered in Quakertown, Pennsylvania. The Company, through its wholly-owned subsidiary, The Quakertown National Bank (the Bank), has been serving the residents and businesses of upper Bucks, northern Montgomery and southern Lehigh counties in Pennsylvania since 1877. The Bank is a locally managed community bank that provides a full range of commercial and retail banking and retail brokerage services. The consolidated entity is referred to herein as “QNB”.

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of the Company and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:

•	Volatility in interest rates and shape of the yield curve;
•	Increased credit risk;
•	Operating, legal and regulatory risks;
•	Economic, political and competitive forces affecting the Company’s line of business; and
•	The risk that the analysis of these risks and forces could be incorrect, and/or that the strategies developed to address them could be unsuccessful.

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

Other-than-Temporary Impairment of Investment Securities

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced, and a corresponding charge to earnings is recognized. QNB recorded an other-than-temporary impairment charge of $2,758,000 as of March 31, 2007. These securities identified as impaired subsequently were sold in April 2007.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - OVERVIEW

QNB Corp. earns its net income primarily through its subsidiary, The Quakertown National Bank. Net interest income, or the spread between the interest, dividends and fees earned on loans and investment securities and the expense incurred on deposits and other interest-bearing liabilities, is the primary source of operating income for QNB. QNB seeks to achieve sustainable and consistent earnings growth while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk levels approved by the Board of Directors. Due to its limited geographic area, comprised principally of upper Bucks, southern Lehigh and northern Montgomery counties, growth is pursued through expansion of existing customer relationships and building new relationships by stressing a consistent high level of service at all points of contact.

QNB reported net income for the second quarter of 2007 of $925,000, or $.29 per common share on a diluted basis. These results compare to net income of $1,302,000, or $.41 per share on a diluted basis, for the same period in 2006. Net income for the first six months of 2007 was $472,000 compared to $2,980,000 for the first half of 2006. Diluted earnings per share was $.15 and $.94 for the respective six-month periods ended June 30, 2007 and 2006.

As previously reported, the results for the first and second quarters of 2007 were impacted by the Company’s decision in April to restructure its balance sheet by prepaying $50,000,000 of higher costing Federal Home Loan Bank (FHLB) advances and by selling approximately $92,000,000 of lower yielding investment securities. The prepayment of the FHLB advances resulted in the recognition of an after-tax charge of $488,000 ($740,000 pre-tax), or $.16 per share on a diluted basis, in the second quarter. The securities sold had been identified as other-than-temporarily impaired in the first quarter of 2007. As a result of this classification, QNB recognized an after-tax charge of $1,820,000 ($2,758,000 pre-tax), or $.57 per share on a diluted basis, in the first quarter. Excluding the FHLB prepayment penalty, net income would have been $1,413,000, or $.45 per share on a diluted basis, for the second quarter of 2007. Excluding the impact of the impairment charge and the prepayment penalty, net income for the six month period ended June 30, 2007 would have been $2,780,000, or $.88 per share on a diluted basis.

The purposes of the balance sheet restructuring transactions were to improve the Company’s net interest margin on a going-forward basis, to increase net interest income and net income and improve the Company’s interest rate risk profile. The investment securities sold were yielding approximately 4.26% while the FHLB advances had a cost of 5.55%. The proceeds from the sale of these securities were used to purchase $63,524,000 in investment securities yielding 5.51%. QNB replaced half of the FHLB borrowings with a $25,000,000 repurchase agreement at a cost of 4.78%. By increasing the yield on the asset side and by reducing the cost on the liability side, QNB was able to improve its net interest margin and increase net interest income. From the interest rate risk perspective, the securities sold were primarily bonds that had significant prepayment risk in a declining interest rate environment, while the FHLB borrowings were largely comprised of convertible advances that would convert from a fixed-rate to a higher floating rate in a rising rate environment. The reduction in the amount of borrowings and investments should also improve QNB’s return on assets.

Net interest income for the second quarter of 2007 was $4,452,000, a $422,000, or 10.5%, increase from net interest income reported for the same period in 2006. The net interest margin for the second quarter of 2007 was 3.40%, compared to 3.18% for the second quarter of 2006 and 3.11% for the first quarter of 2007. For the six-month period net interest income increased $535,000, or 6.7% to $8,551,000, while the net interest margin increased four basis points to 3.26%. The restructuring transaction, strong growth in both loans and deposits and the change in the mix of earning assets from investment securities to loans contributed to these improvements in net interest income and the net interest margin and helped offset the ongoing impact of the sustained flat to inverted yield curve and the highly competitive deposit and loan pricing environment.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - OVERVIEW (Continued)

Second quarter and six-month results for 2007 were also impacted by an increase in the provision for loan losses. QNB added $150,000 to the provision for loan losses in the second quarter of 2007 and $225,000 for the six-month period. This provision compares to a provision for loan losses of $45,000 for the three and six-month periods ended June 30, 2006. The higher provision reflects the inherent risk related to loan growth, combined with an increase in nonperforming loans and charge-offs. Total nonperforming loans, which represent loans on non-accrual status or loans past due more than 90 days, were $887,000, or .24% of total loans, at June 30, 2007 compared with $425,000, or .12% of total loans, at December 31, 2006 and $124,000, or .04% of total loans, at June 30, 2006. The increase in nonperforming loans since December 31, 2006, relates primarily to one loan for the purpose of commercial real estate investment which was placed on non-accrual status in the second quarter of 2007. QNB expects to collect all interest and principal on this loan. The allowance for loan losses of $2,872,000 represents .76% of total loans at June 30, 2007 compared to an allowance for loan losses of $2,549,000, or .77% of total loans at June 30, 2006.

Total non-interest income for the three months ended June 30, 2007 was $936,000, a $15,000, or 1.6%, decline from the $951,000 recorded during the second quarter of 2006. Gains on the sale of investment securities were $29,000 for the second quarter of 2007 compared with $60,000 for the same period in 2006, contributing to the decline in non-interest income. A $23,000 increase in ATM and debit card income partially offset the impact of lower securities gains.

For the six-month period ended June 30, 2007 total non-interest income, excluding the $2,758,000 other-than temporary impairment charge, was $2,026,000. This represents a decline of $133,000, or 6.2%, from the $2,159,000 reported for the first six months of 2006. Net gains on the sale of investment securities were $126,000 less in 2007 than in 2006.

Total non-interest expense, excluding the $740,000 prepayment penalty, was $3,412,000 and $6,734,000 for the respective three and six-month periods ended June 30, 2007. This represents a $130,000, or 4.0%, increase for the three-month period and a $216,000, or 3.3% increase for the six-month period. Higher personnel costs and marketing expense were the primary factors for these increases.

The balance sheet continued to experience strong growth in loans, with total loans increasing $43,415,000, or 13.1%, between June 30, 2006 and June 30, 2007. QNB’s successful loan growth was attributable to developing new relationships, as well as further cultivating existing relationships with small businesses in the communities served. On the funding side of the balance sheet, total deposits increased $40,053,000, or 8.7%, during the same period, with higher costing time deposits accounting for $39,956,000 of the increase.

QNB operates in an attractive market for financial services but also a market with intense competition from other local community banks and regional and national financial institutions. QNB has been able to compete effectively with other financial institutions by emphasizing customer service, including local decision-making on loans, the establishment of long-term customer relationships and customer loyalty, and products and services designed to address the specific needs of our customers as well as focusing on technology, including internet-banking and electronic bill pay.

These items as well as others will be explained more thoroughly in the next sections.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	June 30, 2007			June 30, 2006
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$5,827	5.26%	$76	$3,136	4.81%	$38
Investment securities:
U.S. Treasury	5,050	4.73%	60	6,120	3.73%	57
U.S. Government agencies	31,678	5.54%	438	29,887	4.76%	355
State and municipal	39,338	6.61%	650	42,336	6.69%	708
Mortgage-backed and CMOs	95,685	5.32%	1,273	122,811	4.29%	1,317
Other	18,772	6.01%	282	21,461	6.41%	344
Total investment securities	190,523	5.67%	2,703	222,615	5.00%	2,781
Loans:
Commercial real estate	166,375	6.84%	2,836	142,524	6.54%	2,322
Residential real estate	25,173	5.88%	370	25,980	5.88%	382
Home equity loans	69,340	6.52%	1,127	66,696	6.31%	1,050
Commercial and industrial	64,293	7.33%	1,174	50,831	7.17%	908
Indirect lease financing	13,592	9.73%	331	8,704	9.28%	202
Consumer loans	4,741	10.61%	125	5,130	9.23%	118
Tax-exempt loans	23,399	6.15%	359	22,130	5.78%	319
Total loans, net of unearned*	366,913	6.91%	6,322	321,995	6.60%	5,301
Other earning assets	2,891	8.12%	59	4,548	5.54%	63
Total earning assets	566,154	6.49%	9,160	552,294	5.94%	8,183
Cash and due from banks	11,384			19,243
Allowance for loan losses	(2,774)			(2,524)
Other assets	22,111			20,155
Total assets	$596,875			$589,168

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$101,812	2.37%	$603	$99,056	2.15%	$531
Money market	52,250	3.13%	407	52,655	2.94%	386
Savings	46,957	0.39%	46	50,476	0.39%	50
Time	182,890	4.51%	2,058	161,804	3.66%	1,478
Time over $100,000	59,210	4.79%	707	43,901	3.81%	417
Total interest-bearing deposits	443,119	3.46%	3,821	407,892	2.81%	2,862
Short-term borrowings	18,466	3.57%	164	18,914	3.51%	166
Long-term debt	29,395	5.08%	373	55,000	5.62%	770
Total interest-bearing liabilities	490,980	3.56%	4,358	481,806	3.16%	3,798
Non-interest-bearing deposits	51,985			54,790
Other liabilities	3,632			3,143
Shareholders' equity	50,278			49,429
Total liabilities and shareholders' equity	$596,875			$589,168
Net interest rate spread		2.93%			2.78%
Margin/net interest income		3.40%	$4,802		3.18%	$4,385

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate rate of 34 percent.
Non-accrual loans are included in earning assets.
* Includes loans held-for-sale

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Six Months Ended
	June 30, 2007			June 30, 2006
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$4,470	5.26%	$117	$2,635	4.72%	$62
Investment securities:
U.S. Treasury	5,098	4.71%	119	6,076	3.48%	105
U.S. Government agencies	32,126	5.53%	889	25,339	4.51%	572
State and municipal	39,677	6.61%	1,311	45,297	6.61%	1,497
Mortgage-backed and CMOs	111,579	4.86%	2,712	125,851	4.28%	2,692
Other	18,466	6.07%	560	23,618	6.19%	731
Total investment securities	206,946	5.40%	5,591	226,181	4.95%	5,597
Loans:
Commercial real estate	161,764	6.80%	5,457	138,874	6.50%	4,474
Residential real estate	25,848	5.90%	763	25,963	5.85%	759
Home equity loans	69,355	6.50%	2,236	65,236	6.27%	2,027
Commercial and industrial	59,766	7.36%	2,182	51,016	7.02%	1,775
Indirect lease financing	13,460	9.52%	641	7,975	9.24%	368
Consumer loans	4,796	10.32%	246	5,020	9.12%	227
Tax-exempt loans	22,808	6.14%	694	20,635	5.76%	589
Total loans, net of unearned*	357,797	6.89%	12,219	314,719	6.55%	10,219
Other earning assets	3,570	6.75%	119	4,567	4.94%	112
Total earning assets	572,783	6.35%	18,046	548,102	5.88%	15,990
Cash and due from banks	11,122			18,821
Allowance for loan losses	(2,754)			(2,519)
Other assets	21,578			19,694
Total assets	$602,729			$584,098

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$97,427	2.27%	$1,095	$97,650	2.00%	$970
Money market	51,893	3.07%	791	47,964	2.71%	643
Savings	46,302	0.39%	90	50,371	0.39%	98
Time	180,691	4.44%	3,975	161,599	3.56%	2,852
Time over $100,000	58,202	4.73%	1,366	46,255	3.68%	845
Total interest-bearing deposits	434,515	3.40%	7,317	403,839	2.70%	5,408
Short-term borrowings	22,046	3.57%	390	19,106	3.26%	309
Long-term debt	40,591	5.43%	1,092	55,000	5.58%	1,522
Total interest-bearing liabilities	497,152	3.57%	8,799	477,945	3.05%	7,239
Non-interest-bearing deposits	50,979			54,227
Other liabilities	3,572			3,004
Shareholders' equity	51,026			48,922
Total liabilities and shareholders' equity	$602,729			$584,098
Net interest rate spread		2.78%			2.83%
Margin/net interest income		3.26%	$9,247		3.22%	$8,751

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate rate of 34 percent.
Non-accrual loans are included in earning assets.
* Includes loans held-for-sale

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

	Three Months Ended			Six Months Ended
	June 30, 2007 compared to			June 30, 2007 compared to
	June 30, 2006			June 30, 2006
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Federal funds sold	$38	$32	$6	$55	$43	$12
Investment securities:
U.S. Treasury	3	(10)	13	14	(17)	31
U.S. Government agencies	83	21	62	317	153	164
State and municipal	(58)	(50)	(8)	(186)	(186)	-
Mortgage-backed and CMOs	(44)	(291)	247	20	(305)	325
Other	(62)	(43)	(19)	(171)	(160)	(11)
Loans:
Commercial real estate	514	389	125	983	737	246
Residential real estate	(12)	(12)	-	4	(3)	7
Home equity loans	77	42	35	209	128	81
Commercial and industrial	266	241	25	407	305	102
Indirect lease financing	129	113	16	273	253	20
Consumer loans	7	(9)	16	19	(10)	29
Tax-exempt loans	40	18	22	105	62	43
Other earning assets	(4)	(23)	19	7	(24)	31
Total interest income	977	418	559	2,056	976	1,080
Interest expense:
Interest-bearing demand	72	16	56	125	(2)	127
Money market	21	(3)	24	148	53	95
Savings	(4)	(4)	-	(8)	(8)	-
Time	580	193	387	1,123	337	786
Time over $100,000	290	145	145	521	218	303
Short-term borrowings	(2)	(5)	3	81	48	33
Long-term debt	(397)	(358)	(39)	(430)	(399)	(31)
Total interest expense	560	(16)	576	1,560	247	1,313
Net interest income	$417	$434	$(17)	$496	$729	$(233)

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three- and six-month periods ended June 30, 2007 and 2006.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Total interest income	$8,810	$7,828	$17,350	$15,255
Total interest expense	4,358	3,798	8,799	7,239

Net interest income	4,452	4,030	8,551	8,016
Tax equivalent adjustment	350	355	696	735

Net interest income (fully taxable equivalent)	$4,802	$4,385	$9,247	$8,751

Net interest income is the primary source of operating income for QNB. Net interest income is interest income, dividends, and fees on earning assets, less interest expense incurred on funding sources. Earning assets primarily include loans, investment securities and Federal funds sold. Sources used to fund these assets include deposits and borrowed funds. Net interest income is affected by changes in interest rates, the volume and mix of earning assets and interest-bearing liabilities, and the amount of earning assets funded by non-interest bearing deposits.

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

The net interest rate spread is the difference between average rates received on earning assets and average rates paid on interest-bearing liabilities, while the net interest rate margin, which includes interest-free sources of funds, is net interest income expressed as a percentage of average interest-earning assets.

Net interest income increased 10.5% to $4,452,000 for the quarter ended June 30, 2007 as compared to $4,030,000 for the quarter ended June 30, 2006. On a tax-equivalent basis, net interest income increased by 9.5%, from $4,385,000 for the three months ended June 30, 2006 to $4,802,000 for the same period ended June 30, 2007. When comparing the second quarters of 2007 and 2006, the net interest margin improved by 22 basis points. The net interest margin increased to 3.40% for the second quarter of 2007 from 3.18% for the second quarter of 2006. The second quarter net interest margin also represents a 29 basis point improvement from the 3.11% recorded in the first quarter of 2007. The increase in both net interest income and the net interest margin reflect the benefits of the balance sheet restructuring transactions as well as the shift in earning assets from investment securities to higher yielding commercial loans.

Average earning assets increased 2.5%, with average loans increasing 13.9% when comparing the second quarter of 2007 to the same period in 2006. Average investment securities decreased 14.4% when comparing these same periods.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

The yield on earning assets on a tax-equivalent basis increased from 5.94% for the second quarter of 2006 to 6.49% for the second quarter of 2007. Interest income on investment securities decreased $78,000 when comparing the two quarters as a result of the reduction in balances. However, the average yield on the portfolio increased from 5.00% for the second quarter of 2006 to 5.67% for the second quarter of 2007. This increased yield reflects the benefits from the April transaction as well as other purchase and sale transactions since June of 2006, in which lower yielding securities were sold and the proceeds reinvested in higher yielding securities. QNB purchased very few securities in the normal course of business over the past year because of the strong growth in loans.

Interest income on loans increased $1,021,000 when comparing the two quarters, with increased balances being the greatest contributor. The yield on loans increased 31 basis points, to 6.91%, when comparing the second quarter of 2007 to the second quarter of 2006. Significant factors limiting the increase in the portfolio yield was the shape of the yield curve over the past year as well as the strong competition for loans. The yield curve has been relatively flat or inverted, with short-term rates being higher than mid and longer-term rates for most of the past year. In addition, customers have preferred to lock in fixed-rate or adjustable-rate loans with fixed-rate terms for three to ten years over higher yielding floating-rate loans. Most of the increase in loan income was in commercial loans. Income on commercial real estate loans increased $514,000 with average balances increasing 16.7% and contributing $389,000 of the increase in income. The yield on commercial real estate loans increased 30 basis points, to 6.84%, for the second quarter of 2007. Interest on commercial and industrial loans increased $266,000 with the majority of the increase related to the 26.5% increase in average balances. The average yield on these loans increased 16 basis points, to 7.33%. Growth in the indirect lease financing portfolio also contributed to the increase in total loan income. The yield on indirect leases was 9.73% for the second quarter of 2007, compared with 9.28% for same period in 2006. An increase in prepayment income and late charges contributed to the higher yield.

Residential mortgage and home equity loan activity has slowed over the past twelve months as the real estate market has softened. The average balance of residential mortgages declined 3.1% when comparing the two quarters while the average yield was 5.88% for both periods. Average home equity loans increased 4.0%, to $69,340,000, while the yield on the home equity portfolio increased 21 basis points to 6.52%. The demand for home equity loans has diminished as home values have stabilized or fallen and homeowners have already borrowed against the equity in their homes. The increase in market interest rates has also slowed the activity in residential real estate lending.

For the most part, earning assets are funded by deposits, which increased when comparing the two quarters. Average deposits increased $32,422,000, or 7.0%, with the growth occurring in higher cost time deposits, which increased $36,395,000, or 17.7%.

While total interest income on a tax-equivalent basis increased $977,000 when comparing the second quarter of 2007 to the second quarter of 2006, total interest expense increased $560,000. The rate paid on interest-bearing liabilities increased from 3.16% for the second quarter of 2006 to 3.56% for the second quarter of 2007, with the rate paid on interest-bearing deposits increasing from 2.81% to 3.46% during this same period. The increase in interest expense and the average rate paid on deposits was primarily the result of an increase in average balances and rates paid on time deposits. Interest expense and the rate paid on time deposits increased the most as these accounts were more reactive to the changes in market interest rates and competition. Interest expense on time deposits increased $870,000, while the average rate paid on time deposits increased from 3.70% to 4.58% when comparing the two periods.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

Like fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, the maturity and repricing characteristics of time deposits tend to be shorter. With interest rates increasing over the past two years, customers have opted for shorter maturity time deposits. Approximately 68.5% of time deposits at June 30, 2007 will reprice or mature over the next 12 months.

As mentioned previously, the competition for deposits, and especially time deposits, led to significantly higher rates paid on these products. Like other financial institutions, QNB, as a result of consumer demand and the need to retain deposits, offered relatively short maturity time deposits at attractive rates. Most consumers are looking for short maturity time deposits in anticipation of short-term rates continuing to increase. It was and still is very common to see time deposit promotions with maturities less than one year at yields above 5.00%. Given the short-term nature of QNB’s time deposit portfolio and the current rates being offered, it is likely that both the average rate paid and total interest expense on time deposits will continue to increase in 2007.

Partially offsetting the increase in interest expense on deposits was a reduction in interest expense on long-term debt. As a result of the balance sheet restructuring as well as the maturity of $5,000,000 of floating rate FHLB borrowings, the average balance of long-term debt decreased from $55,000,000 for the second quarter of 2006 to $29,395,000 for the second quarter of 2007, while the average rate paid decreased from 5.62% to 5.08% when comparing the same periods, resulting in a reduction of interest expense of $397,000.

For the six-month period ended June 30, 2007, net interest income increased $535,000, or 6.7%, to $8,551,000. On a tax-equivalent basis net interest income increased $496,000, or 5.7%. Average earning assets increased $24,681,000, or 4.5%, while the net interest margin increased 4 basis points. The net interest margin on a tax-equivalent basis was 3.26% for the six-month period ended June 30, 2007 compared with 3.22% for the same period in 2006.

Total interest income on a tax-equivalent basis increased $2,056,000, from $15,990,000 to $18,046,000, when comparing the six-month periods ended June 30, 2006 to June 30, 2007. The increase in interest income was fairly evenly split between the impact of increases in interest rates and the increase in volumes. Approximately $976,000 of the increase in interest income was related to volume, while $1,080,000 was due to higher rates. Similar to the analysis for the second quarter, the restructuring transaction, the growth in commercial loans and the shift in the mix of earning assets from investment securities to loans resulted in the increase in interest income. Average loans increased 13.7% to $357,797,000, while average investment securities decreased 8.5%, to $206,946,000. The yield on earning assets increased from 5.88% to 6.35% for the six-month periods. The yield on loans increased from 6.55% to 6.89% during this time, while the yield on investments increased from 4.95% to 5.40% when comparing the six-month periods.

Total interest expense increased $1,560,000, from $7,239,000 for the six-month period ended June 30, 2006 to $8,799,000, for the six-month period ended June 30, 2007. Approximately $1,313,000 of the increase in interest expense was a result of higher interest rates. Interest expense on time deposits increased $1,644,000 with average balances increasing $31,039,000 or 14.9% and contributing $555,000 to the increase in interest expense. The average rate paid on time deposits increased 92 basis points to 4.51%, resulting in an additional $1,089,000 in interest expense.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

Interest expense on demand accounts increased $125,000 with the rate paid on these accounts increasing 27 basis points. The higher rate paid on interest bearing demand accounts relates to the higher rate paid on municipal and school district deposits, most of which are indexed to the Federal funds rate. The average Federal funds rate increased 59 basis points when comparing the six month periods.

Interest expense on money market accounts increased $148,000, and the rate paid increased from 2.71% to 3.07% when comparing the first six months of 2006 to the same period in 2007. Average money market balances increased $3,929,000 when comparing the two periods. During 2006, the primary money market product offered was the Treasury Select product which was indexed to a percentage of the 91-day Treasury bill rate based on balances in the account. The rate on this product increased as short-term interest rates increased. In addition, in response to competition, QNB promoted a 4.00% minimum rate on this product for new accounts with balances over $10,000 or for existing accounts with additional deposits of $5,000. This 4.00% promotional rate was offered for most of 2006 and was above the calculated rate under the terms of this product. In 2007, the Treasury Select money market account was changed to the Select money market account and the rate on this product is no longer indexed to the 91-day Treasury bill but is determined by QNB. However, because of the continued strong competition for these deposits, QNB has maintained a rate close to 4.00% for balances over $75,000.

Interest expense on short-term borrowings increased $81,000 both as a result of increases in rates paid and averages balances. The average rate paid increased from 3.26% for the first half of 2006 to 3.57% for the first half of 2007, while average balances increased $2,940,000, to $22,046,000. Repurchase agreements (a sweep product for commercial customers) increased $4,416,000 on average when comparing the two periods, while Federal funds purchased decreased $1,600,000 during the same period.

As a result of the payoff of the FHLB advances and the use of the lower costing repurchase agreements, interest expense on long-term debt decreased $430,000 when comparing the six-month periods. The average outstanding balance decreased from $55,000,000 to $40,591,000 while the average rate paid decreased from 5.58% to 5.43%. The impact from this transaction will continue to benefit net interest income growth on a year-to-date basis for the remainder of 2007.

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

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

PROVISION FOR LOAN LOSSES (Continued)

QNB’s management determined that a $150,000 and $45,000 provision for loan losses was necessary for the three-month periods ended June 30, 2007 and 2006, respectively. A $225,000 and $45,000 provision for loan losses was recorded for the six-month periods ended June 30, 2007 and 2006, respectively. The need for a provision was determined by the analysis described above and resulted in an allowance for loan losses that management believes is adequate in relation to the estimate of known and inherent losses in the portfolio. The higher provision reflects the inherent risk related to loan growth, combined with an increase in nonperforming loans and charge-offs.

QNB had a net recovery of $1,000 during the second quarter of 2007 and net charge-offs of $2,000 during the second quarter of 2006. For the six-month periods ended June 30, 2007 and 2006 QNB had net charge-offs of $82,000 and $22,000, respectively. The net charge-offs during the first half of 2007 related primarily to loans in the indirect lease financing portfolio. The asset quality of the commercial loan portfolio remains strong.

Non-performing assets (non-accruing loans, loans past due 90 days or more, other real estate owned and other repossessed assets) amounted to .15% and .02% of total assets at June 30, 2007 and 2006, respectively. These levels compare to .08% at December 31, 2006. Non-accrual loans were $645,000 and $416,000 at June 30, 2007 and December 31, 2006, respectively. There were no non-accrual loans at June 30, 2006. Loans past due 90 days or more and still accruing were $242,000 and $124,000, at June 30, 2007 and 2006, respectively. The increase in nonperforming loans since December 31, 2006, relates primarily to one loan for the purpose of commercial real estate investment which was placed on non-accrual status in the second quarter of 2007. QNB expects to collect all interest and principal on this loan.

QNB did not have any other real estate owned as of June 30, 2007, December 31, 2006 or June 30, 2006. Repossessed assets consisting of equipment, automobiles and motorcycles were $43,000 and $41,000 at June 30, 2007 and December 31, 2006, respectively. There were no repossessed assets as of June 30, 2006.

There were no restructured loans as of June 30, 2007, December 31, 2006 or June 30, 2006, respectively, as defined in FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for loan losses was $2,872,000 and $2,729,000 at June 30, 2007 and December 31, 2006, respectively. The ratio of the allowance to total loans was .76% and .79% at the respective period end dates. The decrease in the ratio was a result of the strong growth in the loan portfolio. The ratio, at .76% was at a level below peers but a ratio that QNB believed was adequate based on its analysis.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At June 30, 2007 and December 31, 2006, the recorded investment in loans for which impairment had been recognized in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15, totaled $633,000 and $403,000, respectively. The loans identified as impaired were collateral-dependent, with no valuation allowance necessary. There were no loans considered impaired at June 30, 2006.

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

Total non-interest income was $936,000 for the second quarter of 2007, a decrease of $15,000, or 1.6%, from the second quarter of 2006. For the six-month period ended June 30, 2007 total non-interest income was a loss of $732,000. Excluding the other-than-temporary impairment charge of $2,758,000, total non-interest income was $2,026,000, a $133,000, or 6.2%, decline from the $2,159,000 reported for the first half of 2006. A decline in realized gains on the sale of investment securities was the primary reason for the decline in non-interest income in both the three and six month periods.

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees increased $3,000, or .7%, to $467,000, when comparing the two quarters but declined $13,000, or 1.4%, to $891,000, when comparing the six-month periods. Overdraft income increased $4,000 for the three-month period, but declined $7,000 for the six-month period. These variances are a result of volume fluctuations as the item charge has remained the same. In addition, for the six-month period, fees on business checking accounts declined $4,000. This decline reflects the impact of a higher earnings credit rate for the first half of 2007 as compared to the first half of 2006. The higher earnings credit rate is a result of the increases in short-term interest rates. This credit is applied against balances to offset service charges incurred.

ATM and debit card income is primarily comprised of income on debit cards and ATM surcharge income for the use of QNB ATM machines by non-QNB customers. ATM and debit card income was $218,000 for the second quarter of 2007, an increase of $23,000, or 11.8%, from the amount recorded during the second quarter of 2006. Income from ATM and debit cards was $407,000 and $379,000 for the six months ended June 30, 2007 and 2006, respectively, an increase of 7.4%. Debit card income increased $20,000, or 14.0%, to $161,000, for the three-month period and $22,000, or 8.0%, to $295,000, for the six-month period. The increase in debit card income was a result of the increased reliance on the card as a means of paying for goods and services by both consumer and business cardholders. In addition, an increase in PIN-based transactions resulted in additional interchange income of $4,000 and $9,000, respectively, when comparing the respective three and six-month periods. Partially offsetting these positive variances was a reduction in ATM surcharge income of $1,000 and $2,000, respectively, for the three and six-month periods. The proliferation of ATM machines, as well as the ability to get cash back during a PIN-based transaction, has likely contributed to the decline in the number of transactions by non-QNB customers at QNB’s ATM machines.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

Income on bank-owned life insurance represents the earnings on life insurance policies in which the Bank is the beneficiary. The earnings on these policies were $61,000 and $62,000 for the three months ended June 30, 2007 and 2006, respectively. For the six-month period, earnings on these policies increased $2,000, to $125,000. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which minimize how low the earnings rate can go. Some of these policies are currently at their floor.

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its rights to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over the period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. Mortgage servicing fees were $25,000 for both three-month periods ended June 30, 2007 and 2006. For the six-month periods ended June 30, 2007 and 2006 mortgage servicing fees were $50,000 and $48,000, respectively. There was no valuation allowance necessary in any of the periods. Amortization expense for the three-month periods ended June 30, 2007 and 2006 was $18,000 and $22,000, respectively. For the respective six-month periods amortization expense was $37,000 and $47,000. The higher amortization expense in 2006 was a result of early payoffs of mortgage loans through refinancing. As mortgage interest rates have increased and the residential mortgage market has softened refinancing activity as well as origination activity has slowed dramatically. The slowdown in mortgage activity has also had a negative impact on the average balance of mortgages sold and serviced as well as the fee income generated from these loans. The average balance of mortgages serviced for others was $68,990,000 for the second quarter of 2007 compared to $74,041,000 for the second quarter of 2006, a decrease of 6.8%. The average balance of mortgages serviced was approximately $69,858,000 for the six-month period ended June 30, 2007, compared to $75,124,000 for the first six months of 2006, a decrease of 7.0%. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

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

Net securities gains were $29,000 and $60,000 for the three months ended June 30, 2007 and 2006, respectively. Included in the gains for the second quarter of 2007 were gains related to activity in the marketable equity securities portfolio of the Company of $50,000. All the gains recorded in the second quarter of 2006 were related to activity in this portfolio. In April 2007, when the previously impaired securities were sold, interest rates had increased since the end of March 2007 resulting in an additional loss of $21,000.

For the six-months ended June 30, 2007, QNB recorded a net loss on investment securities of $2,469,000. Excluding the impairment loss of $2,758,000, gains on the sale of investment securities were $289,000. This gain compares to $415,000 for the first six months of 2006. Included in the $289,000 of gains for 2007 were $260,000 of gains from the marketable equity portfolio. This gain compares to gains of $257,000 from this portfolio in 2006. Net gains on the sale of debt securities for the first six months of 2007 were $30,000. During the first quarter of 2007, QNB sold $11,680,000 of securities with an average yield of 5.46% to help fund loans with an average yield of 7.16%. This transaction also resulted in a $50,000 securities gain. Net gains on the sale of debt securities for the first six months of 2006 were $157,000. During the first quarter of 2006, QNB entered into several liquidity transactions through the sale of investment securities to fund the strong growth in loans.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

In addition, in 2006 QNB sold its preferred stock holdings and recorded a gain of $451,000 on the carrying value of those issues that had previously been impaired and a $300,000 loss on one issue that was not impaired in 2005.

The net gain on the sale of residential mortgage loans was $7,000 and $11,000 for the quarters ended June 30, 2007 and 2006, respectively, and $28,000 and $24,000 for the respective six-month periods. Residential mortgage loans to be sold are identified at origination. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Included in the gains on the sale of residential mortgages for the three month periods were $5,000 and $9,000, respectively related to the recognition of mortgage servicing assets. These amounts were $17,000 and $16,000 for the six-months ended June 30, 2007 and 2006, respectively. Proceeds from the sale of mortgages were $716,000 and $1,200,000 for the second quarter of 2007 and 2006, respectively. For the six-month periods, proceeds from the sale of residential mortgage loans amounted to $2,253,000 and $2,140,000, respectively. These modest amounts again reflect the slowdown in the residential mortgage market that has occurred since the refinancing boom that took place when interest rates reached historically low levels.

Other operating income decreased $5,000, to $129,000, when comparing the second quarter of 2007 to the second quarter of 2006. Retail brokerage income contributed $15,000 to this decline. QNB changed its Raymond James relationship from an independent branch employing a branch manager to a third party revenue sharing arrangement. Partially offsetting this decline were $4,000 in fees collected for cashing checks for non-QNB customers. This fee was instituted in 2007. Also helping offset the lower retail brokerage fees were title insurance income and tax-exempt life insurance proceeds.

For the six-month period ended June 30, 2007, other operating income was $236,000, a $30,000 reduction from the amount reported for 2006. The reduction in retail brokerage income accounts when comparing the two periods was $33,000. In addition, losses on the sale of repossessed assets increased $13,000 when comparing the first six months of 2007 to the first six months of 2006. Partially offsetting these declines were $9,000 in fees collected for cashing checks for non-QNB customers and a $6,000 increase in merchant income.

NON-INTEREST EXPENSE

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services and various other operating expenses. Total non-interest expense was $4,152,000 for the quarter ended June 30, 2007. Excluding the prepayment penalty on the FHLB borrowings total non-interest expense was $3,412,000, an increase of $130,000, or 4.0%, from levels reported in the second quarter of 2006. Total non-interest expense for the six months ended June 30, 2007, excluding the prepayment penalty discussed above, was $6,734,000, an increase of $216,000, or 3.3%, over 2006 levels.

Salaries and benefits is the largest component of non-interest expense. Salaries and benefits expense increased $56,000, or 3.1%, to $1,870,000 for the quarter ended June 30, 2007 compared to the same quarter in 2006. Salary expense increased $48,000, or 3.3%, during the period to $1,503,000, while benefits expense increased $8,000, or 2.2%, to $367,000. Included in salary expense for the second quarter of 2007 and 2006, respectively was $24,000 and $31,000 in stock option compensation expense. Excluding the impact of the stock option expense, salary expense increased 3.9% when comparing the three-month periods. Merit and promotional increases account for the increase in salary expense. The increase in benefits expense is a result  of higher payroll taxes and retirement plan expense partially offset by a slight reduction in medical premiums. The increase in payroll taxes and retirement plan expense is primarily related to the increase in salary expense while the reduction in medical premiums reflects a reduction in the number of people insured as well as the shift by employees to lower cost plans.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (Continued)

For the six-month period ended June 30, 2007, salaries and benefits expense increased $109,000, to $3,728,000, compared to the same period in 2006. Salary expense increased by $103,000, or 3.6%, while benefits expense increased by $6,000, or .8%, when comparing the two periods. Payroll tax expense and retirement plan expense increased by $12,000 and $10,000, respectively, when comparing the six-month periods. These increases were offset by a $15,000 reduction in medical and dental premiums.

Net occupancy expense decreased $7,000 to $289,000, when comparing the second quarter of 2007 to the second quarter of 2006. For the six-month period, net occupancy expense increased $25,000, to $600,000. For the three and six-month periods building repair and maintenance costs declined $20,000 and $15,000, respectively. Offsetting these savings were increases in depreciation expense of $7,000 and $14,000, respectively, and increases in building rental cost of $4,000 and $19,000, respectively. In addition, for the six-month period utility costs increased $9,000. Some of the increase in depreciation and utilities costs related to the renovations and opening of the commercial loan center in June 2006. The increase in branch rent primarily related to higher common area maintenance charges at leased locations and an increase in rent at one location.

Furniture and equipment expense increased $7,000, or 2.7%, to $262,000, when comparing the three-month periods ended June 30, 2007 and 2006 and increased $31,000, or 6.4%, to $517,000, when comparing the six-month periods. An increase in equipment maintenance costs, both repairs and maintenance contracts, accounts for the increase when comparing the three-month periods and $19,000 of the total increase when comparing the six-month periods.

Marketing expense increased $23,000 to $167,000, for the quarter ended June 30, 2007 and $26,000 to $323,000, for the six-month period. Increases in advertising contributed $8,000 and $17,000, respectively, to the increases in marketing expense for the respective three and six-month periods. During these same periods public relations costs increased $14,000 and $25,000, respectively. QNB made a strategic decision to increase its visibility in the communities it serves, particularly to businesses, through the use of billboards, television advertising and promotional giveaways to increase both product and brand recognition.

Third party services are comprised of professional services, including legal, accounting and auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense was $205,000 for the second quarter of 2007 compared to $196,000 for the second quarter of 2006. This increase related to higher outsourced internal audit and external audit fees as well as the use of consultants for an ATM project and for employee recruitment.

Telephone, postage and supplies expense increased $4,000 for the quarter, to $140,000, but declined $10,000 for the six-month period, to $266,000. Supplies expense increased $4,000 when comparing the three-month periods, but declined $9,000 when comparing the six-month periods. The decrease in expense for the six-month period was a result of higher costs in the first quarter of 2006 for the production of ATM and debit cards and costs related to supplies for the loan center.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (Continued)

State tax expense represents the payment of the Pennsylvania shares tax, which is based on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $122,000 for the second quarter of 2007, an increase of $8,000 and $245,000 for the six-month period, an increase of $18,000 compared to the same period in 2006. This increase was a result of a higher shares tax resulting from an increase in the Bank’s equity.

Other operating expense was $357,000 for the three months ended June 30, 2007. This represents a 9.2% increase from the $327,000 reported for the three months ended June 30, 2006. Losses related to fraudulent check card transactions increased $20,000 when comparing the two periods. In addition, fees paid to members of the Board of Directors for attending meetings increased $11,000. This increase relates to an increase in both the meeting fee as well as the number of meetings held.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 2007, QNB’s net deferred tax asset was $1,261,000. The primary components of deferred taxes are a deferred tax asset of $977,000 relating to the allowance for loan losses and a deferred tax asset of $313,000 resulting from the FASB No. 115 adjustment for available for sale securities. As of June 30, 2006, QNB’s net deferred tax asset was $2,450,000 comprised of deferred tax assets of $812,000 related to the allowance for loan losses and $1,798,000 as a result of the FASB No. 115 adjustment for available-for-sale securities.

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

Applicable income taxes and effective tax rates were $161,000, or 14.8%, for the three-month period ended June 30, 2007, and $352,000, or 21.3%, for the same period in 2006. For the six-month period ended June 30, 2007 applicable income taxes were a $352,000 benefit. For the same period in 2006 income taxes were $632,000 and the effective tax rate was 17.5%. The lower effective tax rate for the second quarter of 2007 and the tax benefit for the six-month period ended June 30, 2007 is a result of the restructuring transactions involving the sale of securities and the prepayment of FHLB advances. The low effective tax rate for the six months ended June 30, 2006 reflected the reversal of approximately $85,000 of the valuation allowance established in 2005.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION ANALYSIS

The balance sheet analysis compares average balance sheet data for the six months ended June 30, 2007 and 2006, as well as the period ended balances as of June 30, 2007 and December 31, 2006.

Average earning assets for the six-month period ended June 30, 2007 increased $24,681,000, or 4.5%, to $572,783,000 from $548,102,000 for the six months ended June 30, 2006. Average loans increased $43,078,000, or 13.7%, while average investments decreased $19,235,000, or 8.5%. Average Federal funds sold increased $1,835,000 when comparing these same periods. The growth in average loans during the past year was funded primarily through an increase in deposits and proceeds from the sale or maturity of investment securities.

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

Total loans have increased 13.1% between June 30, 2006 and June 30, 2007 and 9.5% since December 31, 2006. This loan growth was achieved despite the extremely competitive environment for commercial loans and the slowdown in residential mortgage and home equity loan markets. A key financial ratio is the loan to deposit ratio. With the continued strong growth in loans this ratio improved to 74.8% at June 30, 2007 compared with 71.7% at December 31, 2006 and 71.9% at June 30, 2006.

Average total commercial loans increased $33,813,000 when comparing the first half of 2007 to the first half of 2006. Most of the 16.1% growth in average commercial loans was in loans secured by real estate, either commercial or residential properties, which increased $22,890,000. Of this increase $20,690,000, or 90.4%, were adjustable-rate loans. While adjustable, most of these loans have a fixed rate for a period of time, from one year to ten years, before the rate adjusts. Commercial and industrial loans represent commercial purpose loans that are either secured by collateral other than real estate or unsecured. Many of these loans are for operating lines of credit. Average commercial and industrial loans increased $8,750,000, or 17.2%, when comparing the six-month periods. Also contributing to the growth in total commercial loans was an increase in tax-exempt loans. QNB continues to be successful in competing for loans to schools and municipalities. Average tax-exempt loans increased $2,173,000, or 10.5%, when comparing the six-month periods.

Indirect lease financing receivables represent loans to small businesses that are collateralized by equipment. These loans are originated by a third party and purchased by QNB based on criteria specified by QNB. The criteria include minimum credit scores of the borrower, term of the lease, type and age of equipment financed and geographic area. The geographic area primarily represents states contiguous to Pennsylvania. QNB is not the lessor and does not service these loans. Average indirect lease financing loans increased $5,485,000 when comparing the six-month periods. QNB has experienced an increase in the amount of charge-offs and delinquency in these types of loans over the past year. As a result, QNB has slowed the acquisition of indirect lease financing receivables in 2007.

Average home equity loans increased $4,119,000, while average residential mortgage loans declined $115,000 when comparing the first half of 2007 to the first half of 2006. The 6.3% increase in average home equity loans represents a reduction in the double digit growth that was achieved over the past few years and, along with the lack of activity in the first lien residential mortgage market, reflects the softening that has occurred in the housing market.

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

Total average deposits increased $27,428,000, or 6.0%, to $485,494,000, for the first half of 2007 compared to the first half of 2006. Consistent with customers looking for the highest rate for the shortest term, most of the growth achieved was in time deposits which, on average, increased $31,039,000 when comparing the two periods. Most of the growth in time deposits occurred over the last three quarters and in the maturity range of greater than 6 months through 15 months, which QNB promoted heavily in response to customers’ preferences and competitors offerings. Average time deposits over $100,000 contributed $11,947,000 to the total growth in average time deposits when comparing the six-month periods. Continuing to increase time deposits will be a challenge because of the strong rate competition. Matching or beating competitors’ rates could have a negative impact on the net interest margin.

Money market account balances increased $3,929,000, or 8.2%, on average. The increase in money market balances was primarily the result of a 4.00% money market promotion offered during most of 2006. This promotion was used to compete with the other local financial institutions and internet banks offering attractive rates on money market balances. QNB has maintained a 4.00% money market rate on accounts with balances over $75,000 during 2007.

Average savings accounts declined $4,069,000, or 8.1%, when comparing the six-month periods as customers migrated from lower paying savings accounts to higher paying money market accounts and short-term time deposits.

Average non-interest-bearing deposits declined $3,248,000, or 6.0%, when comparing the six-month periods. These deposits are primarily comprised of business checking accounts and are volatile, depending on the timing of deposits and withdrawals. In addition, business customers are migrating to sweep accounts that transfer excess balances not used to cover daily activity to interest bearing accounts. This migration will result in an increase in the cost of funds as the use of this product increases.

As a result of the maturity and payoff of the $55,000,000 of FHLB advances and their replacement with only $25,000,000 of repurchase agreements, the average outstanding balance of long-term debt decreased from $55,000,000 for the six-months ended June 30, 2006 to $40,591,000 for the six-months ended June 30, 2007.

Total assets at June 30, 2006 were $606,497,000, compared with $614,539,000 at December 31, 2006, a decrease of 1.3%. The April 2007 restructuring transaction had a significant impact on the composition of the balance sheet, as did the growth in loans and deposits. The composition of the asset side of the balance sheet shifted from year-end with total loans increasing $32,569,000 between December 31, 2006 and June 30, 2007. In contrast, total investment securities declined by $36,605,000 between these dates. The proceeds from the investment portfolio were used to fund loan growth as well as payoff $27,000,000 in long-term debt. As a result of repaying the FHLB advances, QNB’s equity investment in the FHLB, included in non-marketable equity securities, was reduced by $2,078,000 when comparing December 31, 2006 to June 30, 2007. Other  assets increased $918,000 from December 2006 to June 2007 with most of the change resulting from a $728,000 increase in Federal income taxes receivable.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION ANALYSIS (Continued)

On the liability side, offsetting the reduction in long-term debt was a $23,719,000, or 5.0%, increase in total deposits since year-end. Growth in time deposits and interest-bearing demand accounts contributed $12,409,000 and $8,909,000, respectively, of the increase in total deposits since year-end. Non-interest bearing demand accounts increased $1,462,000 between December 31, 2006 and June 30, 2007. As mentioned previously, non-interest bearing and interest-bearing demand accounts can be volatile depending on the timing of deposits and withdrawals. Short-term borrowings decreased $4,232,000 between December 31, 2006 and June 30, 2007, as business sweep accounts classified as repurchase agreements declined.

LIQUIDITY

Liquidity represents an institution’s ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. QNB manages its mix of cash, Federal funds sold and investment securities in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities. The portfolio of investment securities classified as available-for-sale and QNB’s policy of selling certain residential mortgage originations in the secondary market also provide sources of liquidity. Additional sources of liquidity are provided by the Bank’s membership in the Federal Home Loan Bank of Pittsburgh (FHLB) and two unsecured Federal funds lines granted by correspondent banks totaling $21,000,000. The Bank has a maximum borrowing capacity with the FHLB of approximately $255,277,000. At June 30, 2007, QNB had no outstanding borrowings under the FHLB credit facility.

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale totaled $205,487,000 and $244,091,000 at June 30, 2007 and December 31, 2006, respectively. The decrease in liquid sources is primarily the result of the reduction of the available-for-sale securities portfolio caused by the repayment of the FHLB borrowings and the growth in the loan portfolio. While reduced, these sources should be adequate to meet normal fluctuations in loan demand and deposit withdrawals. During the first half of 2006 and 2007, QNB used its Federal funds lines to help temporarily fund loan growth. Average Federal funds purchased were $708,000 for the first half of 2007. This level compared to $2,308,000 for the same period in 2006.

Approximately $112,753,000 and $75,793,000 of available-for-sale securities at June 30, 2007 and December 31, 2006, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. In addition, under terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. As mentioned above, QNB had no outstanding borrowings under the FHLB credit facility.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB’s shareholders’ equity at June 30, 2007 was $49,805,000, or 8.21% of total assets, compared to shareholders’ equity of $50,410,000, or 8.20% of total assets, at December 31, 2006. Shareholders’ equity at June 30, 2007 and December 31, 2006 included negative adjustments of $608,000 and $815,000, respectively, related to unrealized holding losses, net of taxes, on investment securities available-for-sale. Without the FASB No. 115 available-for-sale adjustments, shareholders’ equity to total assets would have been 8.31% and 8.34% at June 30, 2007 and December 31, 2006, respectively.

Shareholders’ equity averaged $51,026,000 for the first six months of 2007 and $49,760,000 during all of 2006, an increase of 2.5%. The ratio of average total equity to average total assets increased to 8.47% for the first half of 2007 compared to 8.37% for all of 2006.

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

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for the total risk-based capital and 4.00% for leverage. Under the requirements, QNB had a Tier I capital ratio of 12.20% and 13.15%, a total risk-based ratio of 12.94% and 13.91% and a leverage ratio of 8.44% and 8.42% at June 30, 2007 and December 31, 2006, respectively. The decline in the Tier I and total risk-based capital ratios were the result of the impact of the securities loss and prepayment penalty on net income and retained earnings as well as the increase in risk weighted assets, resulting principally from a shift in assets from investment securities to loans.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from “well capitalized” to “critically undercapitalized.” At June 30, 2007 and December 31, 2006, QNB met the “well capitalized” criteria which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

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

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

INTEREST RATE SENSITIVITY (Continued)

Gap analysis measures the difference between volumes of rate-sensitive assets and liabilities and quantifies these repricing differences for various time intervals. Static gap analysis describes interest rate sensitivity at a  point in time. However, it alone does not accurately measure the magnitude of changes in net interest income because changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously. Interest rate sensitivity analysis also involves assumptions on certain categories of assets and deposits. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities, CMOs and amortizing loans are scheduled based on their anticipated cash flow. Savings accounts, including passbook, statement savings, money market, and interest-bearing demand accounts do not have a stated maturity or repricing terms and can be withdrawn or repriced at any time. These characteristics may impact QNB’s margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity.

A positive gap results when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities. A negative gap results when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets.

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At June 30, 2007, interest-earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $191,093,000. Interest-sensitive liabilities scheduled to mature or reprice within one year were $313,160,000. The one-year cumulative gap, which reflects QNB’s interest sensitivity over a period of time, was a negative $122,067,000 at June 30, 2007. The cumulative one-year gap equals -20.90% of total rate sensitive assets. This gap position compares to a negative gap position of $109,544,000, or -18.44%, of total rate sensitive assets, at December 31, 2006.

The increase in the negative gap position in the one-year time frame was a result of changes in the repricing and maturity structure of both the assets and liabilities. On the asset side, the amount of assets maturing or repricing declined by $1,023,000 from December 31, 2006 to June 30, 2007. This decrease was primarily caused by the extension of the average life of the investment portfolio resulting from an increase in market interest rates since December 31, 2006 as well as a result of the bonds traded as part of the restructuring transaction. QNB sold mortgage-backed securities and CMO’s that had shorter average lives and that had significant prepayment risk in a declining interest rate environment. QNB purchased mortgage-backed securities and CMO’s with longer average lives than what was sold, but that did not prepay significantly if rates declined or also that did not extend significantly if rates increased. Partially offsetting this was some shortening of the maturity and repricing characteristics of the loan portfolio. On the liability side, the amount of liabilities maturing or repricing increased by $11,500,000 since December 31, 2007. An $11,466,000 increase in municipal interest-bearing demand deposits accounts for most of this change. At June 30, 2007, $167,887,000, or 68.5%, of total time deposits was scheduled to reprice or mature in the next twelve months. This level compares to $161,358,000, or 69.3%, of total time deposits at December 31, 2006.

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on what management believes at that time to be the most likely interest rate environment. Management also evaluates the impact of higher and lower interest rates by simulating the impact on net interest income of changing rates. While management performs rate shocks of 100, 200 and 300 basis points, it believes, that given the level of interest rates at June 30, 2007, that it is unlikely that interest rates would decline by 300 basis points. The simulation results can be found in the chart on page 36.

Form 10-Q

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

INTEREST RATE SENSITIVITY (Continued)

The results from the simulation model are consistent with the results implied by the GAP model. The decline in net interest income in a rising rate environment is consistent with the gap analysis and reflects the fixed-rate nature of the investment and loan portfolio and the increased expense associated with higher costing deposits and short-term borrowings. Net interest income increases if rates were to decline by 100 or 200 basis points. However, the rate of increase in net interest income slows and is not as great as the rate of decline in interest income with rising rates reflecting the hypothetical interest rate floors on interest-bearing transaction accounts, regular money market accounts and savings accounts. Interest rates on these products do not have the ability to decline to the degree that rates on earning assets can.

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

The nature of QNB’s current operation is such that it is not subject to foreign currency exchange or commodity price risk. At June 30, 2007, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

Change in Interest Rates	Net Interest Income	Dollar Change	% Change
+300 Basis Points	$14,548	$(3,823)	(20.87)%
+200 Basis Points	16,948	(1,423)	(7.75)
+100 Basis Points	17,679	(692)	(3.77)
FLAT RATE	18,371	-	-
-100 Basis Points	18,800	429	2.34
-200 Basis Points	18,995	624	3.40
-300 Basis Points	18,587	216	1.18

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

JUNE 30, 2007

Item 1         Legal Proceedings
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
           None.

Item 3.   Default Upon Senior Securities
          None.

Item 4.    Submission of Matters to Vote of Security Holders
The 2007 Annual Meeting (the Meeting) of the shareholders of QNB Corp. (the Registrant) was held on May 15, 2007. A Notice of the Meeting was mailed to shareholders of record as of April 2, 2007 on or about April 17, 2007, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

The Meeting was held for the following purposes:
(1) To elect three (3) Directors

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld for each of the nominees for election to the Board of Directors was as follows:

Nominee	For	Withhold
Charles M. Meredith, III	2,425,418	107,428
Gary S. Parzych	2,446,252	86,594
Bonnie L. Rankin	2,432,782	100,064

The continuing directors of the Registrant are:
Thomas J. Bisko, Dennis Helf, G. Arden Link, Kenneth F. Brown, Anna Mae Papso, Henry L. Rosenberger, and Edgar L. Stauffer

Item 5.        Other Information
            None.

Form 10-Q

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

QNB Corp.

Date: August 9, 2007	By:

/s/ Thomas J. Bisko
Thomas J. Bisko
President/CEO

Date: August 9, 2007	By:

/s/ Bret H. Krevolin
Bret H. Krevolin
Chief Financial Officer

Form 10-Q