Form 10-Q
period 2007-09-30
QNB CORP
filed 2007-11-09
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2007
Common Stock, par value $.625	3,133,100

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

INDEX

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except share data)
	(unaudited)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Interest Income
Interest and fees on loans	$6,272	$5,471	$18,255	$15,490
Interest and dividends on investment securities:
Taxable	2,130	2,151	6,395	6,226
Tax-exempt	426	458	1,291	1,445
Interest on Federal funds sold	173	140	290	202
Interest on interest-bearing balances and other interest income	39	58	159	170
Total interest income	9,040	8,278	26,390	23,533
Interest Expense
Interest on deposits
Interest-bearing demand	682	696	1,777	1,666
Money market	409	425	1,200	1,068
Savings	44	47	134	145
Time	2,171	1,612	6,146	4,464
Time over $100,000	723	469	2,089	1,314
Interest on short-term borrowings	200	213	590	522
Interest on long-term debt	306	776	1,398	2,298
Total interest expense	4,535	4,238	13,334	11,477
Net interest income	4,505	4,040	13,056	12,056
Provision for loan losses	150	60	375	105
Net interest income after provision for loan losses	4,355	3,980	12,681	11,951
Non-Interest Income
Fees for services to customers	469	488	1,360	1,392
ATM and debit card income	226	196	633	575
Income on bank-owned life insurance	64	63	189	186
Mortgage servicing fees	28	26	78	74
Net gain (loss) on investment securities available-for-sale	-	196	(2,469)	611
Net gain on sale of loans	50	20	78	44
Other operating income	152	158	388	424
Total non-interest income	989	1,147	257	3,306
Non-Interest Expense
Salaries and employee benefits	1,826	1,820	5,554	5,439
Net occupancy expense	311	287	911	862
Furniture and equipment expense	257	269	774	755
Marketing expense	156	139	480	436
Third party services	181	164	547	529
Telephone, postage and supplies expense	134	120	399	396
State taxes	122	112	366	339
Loss on prepayment of Federal Home Loan Bank advances	-	-	740	-
Other expense	340	343	1,030	1,016
Total non-interest expense	3,327	3,254	10,801	9,772
Income before income taxes	2,017	1,873	2,137	5,485
Provision for income taxes	463	356	111	988
Net Income	$1,554	$1,517	$2,026	$4,497
Earnings Per Share - Basic	$.50	$.48	$.65	$1.44
Earnings Per Share - Diluted	$.49	$.48	$.64	$1.42
Cash Dividends Per Share	$.22	$.21	$.66	$.63

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(unaudited)
	September 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$16,646	$12,439
Federal funds sold	-	11,664
Total cash and cash equivalents	16,646	24,103
Investment securities
Available-for-sale (cost $187,096 and $221,053)	187,968	219,818
Held-to-maturity (fair value $4,214 and $5,168)	4,097	5,021
Non-marketable equity securities	1,268	3,465
Loans held-for-sale	-	170
Total loans, net of unearned costs	367,054	343,496
Allowance for loan losses	(3,001)	(2,729)
Net loans	364,053	340,767
Bank-owned life insurance	8,545	8,415
Premises and equipment, net	6,508	6,442
Accrued interest receivable	3,088	2,874
Other assets	3,316	3,464
Total assets	$595,489	$614,539

Liabilities
Deposits
Demand, non-interest bearing	$54,432	$50,740
Interest-bearing demand	98,035	98,164
Money market	50,127	51,856
Savings	43,211	45,330
Time	187,869	174,657
Time over $100,000	60,865	58,175
Total deposits	494,539	478,922
Short-term borrowings	20,989	30,113
Long-term debt	25,000	52,000
Accrued interest payable	2,040	2,240
Other liabilities	1,048	854
Total liabilities	543,616	564,129

Shareholders' Equity
Common stock, par value $.625 per share;
authorized 10,000,000 shares; 3,236,986 and 3,235,284 shares issued;
3,130,300 and 3,128,598 shares outstanding	2,023	2,022
Surplus	9,819	9,707
Retained earnings	40,950	40,990
Accumulated other comprehensive income (loss), net	575	(815)
Treasury stock, at cost; 106,686 shares	(1,494)	(1,494)
Total shareholders' equity	51,873	50,410
Total liabilities and shareholders' equity	$595,489	$614,539

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	(unaudited)
Nine Months Ended September 30,	2007	2006
Operating Activities
Net income	$2,026	$4,497
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	547	539
Provision for loan losses	375	105
Securities losses (gains)	2,469	(611)
Net gain on sale of loans	(78)	(44)
(Gain) loss on sale of premises and equipment and repossessed assets	(1)	1
Proceeds from sales of residential mortgages	4,895	3,048
Originations of residential mortgages held-for-sale	(4,716)	(2,976)
Income on bank-owned life insurance	(189)	(186)
Life insurance (premiums)/proceeds net	59	(21)
Stock-based compensation expense	77	86
Deferred income tax benefit	(106)	(1)
Net (increase) decrease in income taxes receivable	(209)	61
Net increase in accrued interest receivable	(214)	(493)
Net (accretion) amortization of premiums and discounts	(27)	419
Net (decrease) increase in accrued interest payable	(200)	526
Increase in other assets	(293)	(445)
Increase in other liabilities	194	103
Net cash provided by operating activities	4,609	4,608
Investing Activities
Proceeds from maturities and calls of investment securities
available-for-sale	23,769	16,753
held-to-maturity	920	-
Proceeds from sales of investment securities
available-for-sale	102,007	31,019
Purchase of investment securities
available-for-sale	(94,168)	(27,560)
Proceeds from sales of non-marketable equity securities	2,846	1,690
Purchase of non-marketable equity securities	(649)	(1,481)
Net increase in loans	(23,732)	(30,505)
Net purchases of premises and equipment	(614)	(1,659)
Proceeds from sale of repossessed assets	92	9
Net cash provided (used) by investing activities	10,471	(11,734)
Financing Activities
Net increase (decrease) in non-interest bearing deposits	3,692	(4,807)
Net (decrease) increase in interest-bearing non-maturity deposits	(3,977)	9,469
Net increase in time deposits	15,902	169
Net (decrease) increase in short-term borrowings	(9,124)	2,132
Repayment of long-term debt	(52,000)	-
Proceeds from issuance of long-term debt	25,000	-
Tax benefit from exercise of stock options	-	66
Cash dividends paid	(2,066)	(1,970)
Proceeds from issuance of common stock	36	383
Net cash (used) provided by financing activities	(22,537)	5,442
Decrease in cash and cash equivalents	(7,457)	(1,684)
Cash and cash equivalents at beginning of year	24,103	20,807
Cash and cash equivalents at end of period	$16,646	$19,123
Supplemental Cash Flow Disclosures
Interest paid	$13,534	$10,951
Income taxes paid	410	834
Non-Cash Transactions
Change in net unrealized holding gains (losses), net of taxes, on available-for-sale securities	1,390	15
Transfer of loans to repossessed assets	103	9

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006, AND DECEMBER 31, 2006
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of QNB Corp. (QNB) and its wholly-owned subsidiary, The Quakertown National Bank (the Bank). All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2006 Annual Report incorporated in the Form 10-K. Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods and are of a normal and recurring nature. Certain items in the 2006 consolidated financial statements have been reclassified to conform to the 2007 financial statement presentation format. These reclassifications had no effect on net income. Tabular information, other than share and per share data, is presented in thousands of dollars.

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

Stock-based compensation expense was approximately $20,000 and $27,000 for the three months ended September 30, 2007 and 2006, respectively, and $77,000 and $86,000 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, there was approximately $80,000 of unrecognized compensation cost related to unvested share-based compensation awards granted that is expected to be recognized over the next 27 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorizes the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest ratably over a three-year period. As of September 30, 2007, there were 225,058 options granted, 9,994 options cancelled, 34,641 options exercised and 180,423 options outstanding under this Plan. The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of September 30, 2007, there were 26,300 options granted and outstanding under this Plan.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006, AND DECEMBER 31, 2006
(Unaudited)

2. STOCK-BASED COMPENSATION (Continued):

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature. The following assumptions were used in the option pricing model in determining the fair value of options granted during the three and nine-months ended September 30:

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

The fair market value of options granted in 2007 and 2006 was $3.57 and $3.13, respectively.

Stock option activity during the nine months ended September 30, 2007 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (in yrs.)	Value

Outstanding at January 1, 2007	189,323	$20.14	4.92
Exercised	-	-
Granted	17,400	25.15

Outstanding at September 30, 2007	206,723	$20.56	4.19	$1,224

Exercisable at September 30, 2007	154,523	$18.10	3.92	$1,224

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006, AND DECEMBER 31, 2006
(Unaudited)

3. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Numerator for basic and diluted earnings per share-net income	$1,554	$1,517	$2,026	$4,497

Denominator for basic earnings per share-weighted average shares outstanding	3,130,300	3,126,985	3,129,359	3,123,800

Effect of dilutive securities-employee stock options	45,871	51,086	45,152	52,300

Denominator for diluted earnings per share- adjusted weighted average shares outstanding	3,176,171	3,178,071	3,174,511	3,176,100

Earnings per share-basic	$.50	$.48	$.65	$1.44
Earnings per share-diluted	$.49	$.48	$.64	$1.42

There were 69,700 stock options that were anti-dilutive for the three-month and nine-month periods ended September 30, 2007. There were 52,300 and 34,900 stock options that were anti-dilutive for the three and nine month periods ended September 30, 2006, respectively. These stock options were not included in the above calculation.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006, AND DECEMBER 31, 2006
(Unaudited)

4. COMPREHENSIVE INCOME

For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the periods ended September 30, 2007 and 2006:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Unrealized holding gains (losses) arising during the period on securities available for sale (net of (tax expense) tax benefit of $(609), $(1,222), $124 and $(215),respectively)	$1,183	$2,373	$(240)	$418

Reclassification adjustment for (gains)losses included in net income (net of tax expense (taxbenefit) of $0,$67, $(839) and $208, respectively)	-	(129)	1,630	(403)

Net change in unrealized gains during the period	1,183	2,244	1,390	15

Accumulated other comprehensive losses,beginning of period	(608)	(3,491)	(815)	(1,262)

Accumulated other comprehensive income (losses), end of period	$575	$(1,247)	$575	$(1,247)

Net income	$1,554	$1,517	$2,026	$4,497

Other comprehensive income, net of tax:

Unrealized holding gains arising during the period (net of tax expense of $609,$1,155, $715 and $7, respectively)	1,183	2,244	1,390	15

Comprehensive income	$2,737	$3,761	$3,416	$4,512

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006, AND DECEMBER 31, 2006
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

The following table presents information about QNB’s assets measured at fair value on a recurring basis as of September 30, 2007 and indicates the fair value hierarchy of the valuation techniques utilized by QNB to determine such fair value:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Balance as of September 30, 2007
Securities available-for-sale	$4,818	$183,150	$187,968

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

As of September 30, 2007, QNB did not have any assets measured at fair value on a nonrecurring basis. The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of September 30, 2007, all of the financial assets measured at fair value utilized the market approach.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006, AND DECEMBER 31, 2006
(Unaudited)

6. LOANS

The following table presents loans by category as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Commercial and industrial	$82,395	$72,718
Construction	20,544	10,503
Real estate-commercial	125,954	118,166
Real estate-residential	119,666	123,531
Consumer	4,791	5,044
Indirect lease financing	13,570	13,405
Total loans	366,920	343,367
Unearned costs	134	129
Total loans net of unearned costs	$367,054	$343,496

7. INTANGIBLE ASSETS

As a result of a purchase of deposits in 1997, QNB recorded a deposit premium of $511,000. This premium is being amortized, for book purposes, over ten years and is reviewed annually for impairment. The net deposit premium intangible was $4,000 and $43,000 at September 30, 2007 and December 31, 2006, respectively. Amortization expense for core deposit intangibles was $12,000 for both three-month periods ended September 30, 2007 and 2006 and $38,000 for both nine-month periods ended September 30, 2007 and 2006.

The following table reflects the components of mortgage servicing rights as of the periods indicated:

	September 30,	December 31,
	2007	2006

Mortgage servicing rights beginning balance	$472	$528
Mortgage servicing rights capitalized	37	31
Mortgage servicing rights amortized	(51)	(87)
Fair market value adjustments	-	-

Mortgage servicing rights ending balance	$458	$472

Mortgage loans serviced for others	$69,498	$70,816

Amortization expense of intangibles	$89	$138

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006, AND DECEMBER 31, 2006
(Unaudited)

7. INTANGIBLE ASSETS (Continued):

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense

For the Year Ended 12/31/07	$116
For the Year Ended 12/31/08	87
For the Year Ended 12/31/09	75
For the Year Ended 12/31/10	61
For the Year Ended 12/31/11	50

8. INCOME TAXES

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 is effective for fiscal years beginning after December 15, 2006. QNB adopted FIN 48 as of January 1, 2007. QNB has evaluated its tax positions as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has more than a 50 percent likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more-likely-than-not” threshold guidelines, QNB believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of January 1, 2007, QNB had no material unrecognized tax benefits or accrued interest and penalties. QNB’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. QNB and its subsidiary are subject to U.S. federal income tax as well as income tax of the Commonwealth of Pennsylvania. QNB is no longer subject to examination by U.S. Federal taxing authorities for years before 2003 and for all state income taxes through 2003.

9. RELATED PARTY TRANSACTIONS

As of September 30, 2007, loans receivable from directors, principal officers, and their related interests totaled $4,161,000. All of these transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Also, they did not involve a more than normal risk of collectibility or present any other unfavorable features.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006, AND DECEMBER 31, 2006
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

A summary of the Bank's financial instrument commitments is as follows:

	September 30, 2007	December 31, 2006
Commitments to extend credit and unused lines of credit	$75,691	$69,926
Standby letters of credit	3,658	3,422
	$79,349	$73,348

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. QNB evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by QNB upon extension of credit, is based on management's credit evaluation of the customer and generally consists of real estate.

QNB does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2007 and December 31, 2006 for guarantees under standby letters of credit issued is not material.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006, AND DECEMBER 31, 2006
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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006, AND DECEMBER 31, 2006
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

Tabular information presented throughout management’s discussion and analysis, other than share and per share data, is presented in thousands of dollars.

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, and including the risk factors identified in Item 1A of the Company’s 2006 Form 10-K, could affect the future financial results of the Company and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006, AND DECEMBER 31, 2006
(Unaudited)

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006, AND DECEMBER 31, 2006
(Unaudited)

Critical Accounting Policies and Estimates (Continued)

Allowance for Loan Losses (Continued)
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

Other-than-Temporary Impairment of Investment Securities

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced, and a corresponding charge to earnings is recognized. QNB recorded an other-than-temporary impairment charge of $2,758,000 as of March 31, 2007. The securities identified as impaired were subsequently sold in April 2007.

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

Net income for the third quarter of 2007 was $1,554,000, or $.49 per share on a diluted basis. The net income for the third quarter of 2007 represents a 2.4% increase over net income of $1,517,000 reported for the same period in 2006. Earnings per share on a diluted basis was $.48 per share for the third quarter of 2006. Net income for the first nine months of 2007 was $2,026,000 compared to $4,497,000 for the first nine months of 2006. Diluted earnings per share was $.64 and $1.42 for the respective nine-month periods ended September 30, 2007 and 2006.

As previously reported, the results for the nine month period of 2007 were impacted by the Company’s decision in April to restructure its balance sheet by prepaying $50,000,000 of higher costing Federal Home Loan Bank (FHLB) advances and by selling approximately $92,000,000 of lower yielding investment securities. The prepayment of the FHLB advances resulted in the recognition of an after-tax charge of $488,000 ($740,000 pre-tax), or $.16 per share on a diluted basis, in the second quarter. The investment securities sold had been identified as other-than-temporarily impaired in the first quarter of 2007. As a result of this classification, QNB recognized an after-tax charge of $1,820,000 ($2,758,000 pre-tax), or $.57 per share on a diluted basis, in the first quarter. Excluding the impact of the impairment charge and the prepayment penalty, net income for the nine month period ended September 30, 2007 would have been $4,334,000, or $1.37 per share on a diluted basis.

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

Net interest income for the third quarter of 2007 was $4,505,000, a $465,000, or 11.5%, increase from net interest income reported for the same period in 2006. The net interest margin for the third quarter of 2007 was 3.36%, compared to 3.06% for the third quarter of 2006. For the nine-month period, net interest income increased $1,000,000, or 8.3%, to $13,056,000, while the net interest margin increased 13 basis points to 3.29%. The restructuring transaction, strong growth in both loans and deposits and the change in the mix of earning assets from investment securities to loans contributed to these improvements in net interest income and the net interest margin and helped overcome the impact of a highly competitive deposit and loan pricing environment and a shift in the deposit mix to higher cost time deposits.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - OVERVIEW (Continued)

Third quarter and nine-month results for 2007 were also impacted by an increase in the provision for loan losses. QNB added $150,000 to the provision for loan losses in the third quarter of 2007 and $375,000 for the nine-month period. This provision compares to a provision for loan losses of $60,000 and $105,000 for the respective three and nine-month periods ended September 30, 2006. The higher provision reflects the inherent risk related to loan growth, combined with an increase in nonperforming loans and charge-offs. Total nonperforming loans, which represent loans on non-accrual status or loans past due more than 90 days, were $1,084,000, or .30% of total loans, at September 30, 2007 compared with $425,000, or .12% of total loans, at December 31, 2006 and $189,000, or .06% of total loans, at September 30, 2006. The majority of the nonperforming loans at September 30, 2007 are considered adequately secured by real estate collateral, and QNB expects to collect all interest and principal on these loans. The allowance for loan losses of $3,001,000 represents .82% of total loans at September 30, 2007 compared to an allowance for loan losses of $2,573,000, or .78% of total loans, at September 30, 2006.

Total non-interest income for the three months ended September 30, 2007 was $989,000, a $158,000 decline from the $1,147,000 recorded during the third quarter of 2006. Accounting for this difference were gains on the sale of investment securities of $196,000 during the third quarter of 2006. There were no investment security gains recorded during the third quarter of 2007. A $30,000 increase in the gain on sale of residential mortgages and a $30,000 increase in ATM and debit card income partially offset the impact of lower securities gains.

For the nine-month period ended September 30, 2007, total non-interest income, excluding the $2,758,000 other-than temporary impairment charge, was $3,015,000. This amount represents a decline of $291,000, or 8.8%, from the $3,306,000 reported for the first nine months of 2006. Excluding the impairment charge in the 2007 period, net gains on the sale of investment securities were $322,000 less in 2007 than in 2006.

Total non-interest expense increased $73,000, or 2.2%, to $3,327,000 for the three month period ended September 30, 2007 compared to the same period in 2006. Higher net occupancy costs and marketing expense were the primary factors for the increase. Despite the increase in non-interest expense, QNB’s efficiency ratio improved to 56.86% for the third quarter of 2007 from 58.76% for the third quarter of 2006.

Total non-interest expense, excluding the $740,000 prepayment penalty, was $10,061,000 for the nine-month period ended September 30, 2007. This represents a $289,000, or 3.0%, increase for the nine-month period. Higher personnel costs, building related costs and marketing expense were the primary factors for these increases.

The provision for income taxes for the third quarter of 2007 increased $107,000 to $463,000. The effective tax rate for the third quarters of 2007 and 2006 was 23.0% and 19.0%, respectively. Positively impacting the provision for income taxes and net income during the third quarter of 2006 was the reversal of a portion of the tax valuation allowance related to the impairment of certain equity securities. QNB’s reversal of $78,000 of the tax valuation allowance, during the third quarter of 2006, was a resulted from its ability to realize tax benefits due to realized capital gains and an increase in unrealized gains of certain equity securities.

For the nine month periods ended September 30, 2007 and 2006, the provision for income taxes was $111,000 and $988,000, respectively while the corresponding effective tax rates were 5.2% and 18.0%, respectively. Impacting the 2006 provision for income taxes was the reversal of $164,000 of the tax valuation allowance as discussed above. The lower effective tax rate for the nine-month period of 2007 is primarily the result of the charges related to the restructuring transactions, which reduced the amount of taxable income and as a result, tax-exempt income from loans and securities comprising a higher proportion of pre tax income.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - OVERVIEW (Continued)

The balance sheet continued to experience strong growth in loans, with total loans increasing $35,254,000, or 10.6%, between September 30, 2006 and September 30, 2007. QNB’s successful loan growth was attributable to developing new relationships, as well as further cultivating existing relationships with small businesses in the communities served. On the funding side of the balance sheet, total deposits increased $31,038,000, or 6.7%, during the same period, with higher costing time deposits accounting for $37,436,000 of the increase. Both total loans and total deposits declined between June 30, 2007 and September 30, 2007, most of which represents seasonal activity of some customers.

QNB operates in an attractive market for financial services but also a market with intense competition from other local community banks and regional and national financial institutions. QNB competes with other financial institutions by emphasizing customer service, including local decision-making on loans, the establishment of long-term customer relationships and customer loyalty, and products and services designed to address the specific needs of our customers as well as focusing on technology, including internet-banking and electronic bill pay.

These items noted in the foregoing overview, as well as others, will be discussed and analyzed more thoroughly in the next sections.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis )

	Three Months Ended
	September 30, 2007			September 30, 2006
	Average Balance	Average Rate	Interest	Average Balance	Average Rate	Interest
Assets
Federal funds sold	$13,435	5.12%	$173	$10,570	5.27%	$140
Investment securities:
U.S. Treasury	5,084	4.76%	61	6,071	4.35%	67
U.S. Government agencies	34,636	5.56%	481	36,587	5.03%	460
State and municipal	39,074	6.60%	645	41,937	6.62%	694
Mortgage-backed and CMOs	94,130	5.57%	1,312	119,239	4.30%	1,282
Other	19,092	5.94%	284	21,278	6.54%	348
Total investment securities	192,016	5.80%	2,783	225,112	5.07%	2,851
Loans:
Commercial real estate	167,335	6.85%	2,889	148,679	6.66%	2,497
Residential real estate	23,883	6.00%	358	26,125	5.92%	387
Home equity loans	69,770	6.54%	1,150	68,377	6.40%	1,103
Commercial and industrial	63,159	7.35%	1,170	49,016	7.26%	897
Indirect lease financing	13,757	9.48%	326	10,642	9.23%	246
Consumer loans	4,675	10.54%	124	5,545	9.31%	130
Tax-exempt loans	24,819	6.17%	386	21,347	5.95%	320
Total loans, net of unearned*	367,398	6.91%	6,403	329,731	6.71%	5,580
Other earning assets	1,898	8.19%	39	4,706	4.90%	58
Total earning assets	574,747	6.49%	9,398	570,119	6.00%	8,629
Cash and due from banks	12,231			14,087
Allowance for loan losses	(2,929)			(2,555)
Other assets	21,936			20,539
Total assets	$605,985			$602,190
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$106,920	2.53%	$682	$105,227	2.62%	$696
Money market	52,624	3.09%	409	54,154	3.11%	425
Savings	44,712	0.39%	44	47,722	0.39%	47
Time	187,873	4.59%	2,171	163,987	3.90%	1,612
Time over $100,000	60,093	4.77%	723	44,775	4.16%	469
Total interest-bearing deposits	452,222	3.54%	4,029	415,865	3.10%	3,249
Short-term borrowings	22,164	3.57%	200	23,337	3.62%	213
Long-term debt	25,000	4.85%	306	55,000	5.60%	776
Total interest-bearing liabilities	499,386	3.60%	4,535	494,202	3.40%	4,238
Non-interest-bearing deposits	52,103			54,383
Other liabilities	3,387			3,420
Shareholders' equity	51,109			50,185
Total liabilities and shareholders' equity	$605,985			$602,190
Net interest rate spread		2.89%			2.60%
Margin/net interest income		3.36%	$4,863		3.06%	$4,391

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.

Non-accrual loans are included in earning assets.

* Includes loans held-for-sale

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis )

	Nine Months Ended
	September 30, 2007			September 30, 2006
	Average Balance	Average Rate	Interest	Average Balance	Average Rate	Interest
Assets
Federal funds sold	$7,491	5.17%	$290	$5,309	5.09%	$202
Investment securities:
U.S. Treasury	5,093	4.73%	180	6,075	3.77%	171
U.S. Government agencies	32,971	5.54%	1,370	29,129	4.72%	1,032
State and municipal	39,474	6.61%	1,956	44,165	6.61%	2,190
Mortgage-backed and CMOs	105,699	5.07%	4,023	123,623	4.29%	3,975
Other	18,677	6.02%	844	22,829	6.30%	1,080
Total investment securities	201,914	5.53%	8,373	225,821	4.99%	8,448
Loans:
Commercial real estate	163,642	6.82%	8,346	142,179	6.56%	6,971
Residential real estate	25,185	5.93%	1,121	26,017	5.87%	1,146
Home equity loans	69,495	6.51%	3,386	66,294	6.31%	3,131
Commercial and industrial	60,910	7.36%	3,352	50,342	7.09%	2,671
Indirect lease financing	13,560	9.51%	967	8,874	9.23%	614
Consumer loans	4,755	10.40%	370	5,197	9.19%	357
Tax-exempt loans	23,486	6.15%	1,080	20,875	5.82%	909
Total loans, net of unearned*	361,033	6.90%	18,622	319,778	6.61%	15,799
Other earning assets	3,007	7.03%	159	4,614	4.92%	170
Total earning assets	573,445	6.40%	27,444	555,522	5.93%	24,619
Cash and due from banks	11,495			17,225
Allowance for loan losses	(2,813)			(2,531)
Other assets	21,699			19,979
Total assets	$603,826			$590,195
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$100,626	2.36%	$1,777	$100,204	2.22%	$1,666
Money market	52,139	3.08%	1,200	50,050	2.85%	1,068
Savings	45,767	0.39%	134	49,478	0.39%	145
Time	183,111	4.49%	6,146	162,404	3.68%	4,464
Time over $100,000	58,839	4.75%	2,089	45,756	3.84%	1,314
Total interest-bearing deposits	440,482	3.44%	11,346	407,892	2.84%	8,657
Short-term borrowings	22,085	3.57%	590	20,532	3.40%	522
Long-term debt	35,337	5.29%	1,398	55,000	5.59%	2,298
Total interest-bearing liabilities	497,904	3.58%	13,334	483,424	3.17%	11,477
Non-interest-bearing deposits	51,358			54,279
Other liabilities	3,510			3,144
Shareholders' equity	51,054			49,348
Total liabilities and
shareholders' equity	$603,826			$590,195
Net interest rate spread		2.82%			2.76%
Margin/net interest income		3.29%	$14,110		3.16%	$13,142

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.

Non-accrual loans are included in earning assets.

* Includes loans held-for-sale

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

	Three Months Ended September 30, 2007 compared to September 30, 2006			Nine Months Ended September 30, 2007 compared to September 30, 2006
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Federal funds sold	$33	$38	$(5)	$88	$83	$5
Investment securities:
U.S. Treasury	(6)	(11)	5	9	(28)	37
U.S. Government agencies	21	(24)	45	338	137	201
State and municipal	(49)	(48)	(1)	(234)	(232)	(2)
Mortgage-backed and CMOs	30	(269)	299	48	(577)	625
Other	(64)	(35)	(29)	(236)	(197)	(39)
Loans:
Commercial real estate	392	313	79	1,375	1,052	323
Residential real estate	(29)	(33)	4	(25)	(37)	12
Home equity loans	47	23	24	255	152	103
Commercial and industrial	273	258	15	681	561	120
Indirect lease financing	80	72	8	353	324	29
Consumer loans	(6)	(21)	15	13	(30)	43
Tax-exempt loans	66	52	14	171	113	58
Other earning assets	(19)	(35)	16	(11)	(58)	47
Total interest income	$769	$280	$489	$2,825	$1,263	$1,562
Interest expense:
Interest-bearing demand	$(14)	$11	$(25)	$111	$7	$104
Money market	(16)	(13)	(3)	132	44	88
Savings	(3)	(3)	-	(11)	(11)	-
Time	559	235	324	1,682	569	1,113
Time over $100,000	254	161	93	775	376	399
Short-term borrowings	(13)	(10)	(3)	68	40	28
Long-term debt	(470)	(423)	(47)	(900)	(821)	(79)
Total interest expense	$297	$(42)	$339	$1,857	$204	$1,653
Net interest income	$472	$322	$150	$968	$1,059	$(91)

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and nine-month periods ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Total interest income	$9,040	$8,278	$26,390	$23,533
Total interest expense	4,535	4,238	13,334	11,477

Net interest income	4,505	4,040	13,056	12,056
Tax equivalent adjustment	358	351	1,054	1,086

Net interest income (fully taxable equivalent)	$4,863	$4,391	$14,110	$13,142

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

Net interest income increased 11.5% to $4,505,000 for the quarter ended September 30, 2007 as compared to $4,040,000 for the quarter ended September 30, 2006. On a tax-equivalent basis, net interest income increased by 10.7%, from $4,391,000 for the three months ended September 30, 2006 to $4,863,000 for the same period ended September 30, 2007. When comparing the third quarters of 2007 and 2006, the net interest margin increased to 3.36% for the third quarter of 2007 from 3.06% for the third quarter of 2006, an improvement of 30 basis points. The increase in both net interest income and the net interest margin, when comparing the third quarters of 2007 and 2006, reflects the benefits of the balance sheet restructuring transactions as well as the shift in earning assets from investment securities to higher yielding commercial loans. However, the third quarter net interest margin of 3.36% represents a four basis point decline from the 3.40% recorded in the second quarter of 2007. This decline is a result of the continued price competition for deposits, particularly time deposits and municipal deposits. The action by the Federal Reserve Bank (Fed) to reduce the target Federal funds rate by 50 basis points in September and another 25 basis points in October should result in lower deposit costs as deposits are generally priced off of short-term market interest rates.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

Average earning assets increased .8%, with average loans increasing 11.4%, when comparing the third quarter of 2007 to the same period in 2006. Average investment securities decreased 14.7% when comparing these same periods. The decline in investment securities balances and the small growth in total average earning assets reflect the decision by management to reduce its leverage position by reducing the amount of long-term debt. When comparing the third quarters of 2007 and 2006, average long-term debt declined by $30,000,000 while average investment securities declined by $33,096,000.

The yield on earning assets on a tax-equivalent basis increased from 6.00% for the third quarter of 2006 to 6.49% for the third quarter of 2007. Interest income on investment securities decreased $68,000 when comparing the two quarters as a result of the reduction in balances. However, the average yield on the portfolio increased from 5.07% for the third quarter of 2006 to 5.80% for the third quarter of 2007. This increased yield reflects the benefits from the April transaction, as well as other purchase and sale transactions since September of 2006 in which lower yielding securities were sold and the proceeds reinvested in higher yielding securities. QNB purchased very few securities in the normal course of business over the past year because of the strong growth in loans. Most of the improvement in yield in the total investment securities portfolio was in the U.S. Government Agency portfolio, where the yield increased from 5.03% for the third quarter of 2006 to 5.56% for the third quarter of 2007, and the mortgage-backed securities, where the yield increased from 4.30% to 5.57% over the same period.

Interest income on loans increased $823,000 when comparing the two quarters, with increased balances being the greatest contributor. The yield on loans increased 20 basis points, to 6.91%, when comparing the third quarter of 2007 to the third quarter of 2006. Significant factors limiting the increase in the portfolio yield was the shape of the yield curve over the past year as well as the strong competition for loans. Up until the past few months, the yield curve has been relatively flat or inverted, with short-term rates being higher than mid and longer-term rates. In addition, customers have preferred to lock in fixed-rate or adjustable-rate loans with fixed-rate terms for three to ten years over higher yielding floating-rate loans.

Most of the increase in loan income was in commercial loans. Income on commercial real estate loans increased $392,000 with average balances increasing 12.5% and contributing $313,000 of the increase in income. The yield on commercial real estate loans increased 19 basis points, to 6.85%, for the third quarter of 2007. Interest on commercial and industrial loans increased $273,000, with the majority of the increase related to the 28.9% increase in average balances. The average yield on these loans increased nine basis points, to 7.35%. The commercial and industrial loan category will be most impacted by the action by the Federal Reserve to lower interest rates since a large portion of this category of loans is indexed to the Prime rate which was also reduced by 50 basis points in the middle of September 2007 and another 25 basis points at the end of October 2007. The indirect lease financing portfolio contributed $80,000 to the increase in total loan income with average balances increasing $3,115,000, or 29.3%. The yield on indirect leases was 9.48% for the third quarter of 2007, compared with 9.23% for the same period in 2006. An increase in prepayment and late charges contributed to the higher yield.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

Residential mortgage and home equity loan activity has slowed over the past twelve months as the real estate market has deteriorated. While QNB does not originate or hold sub-prime mortgages or any of the other high-risk mortgage products it has been impacted by the overall downturn in the residential housing market. The average balance of residential mortgages declined 8.6% when comparing the two quarters while the average yield increased by eight basis points. Average home equity loans increased 2.0%, to $69,770,000, while the yield on the home equity portfolio increased 14 basis points, to 6.54%. The demand for home equity loans has declined as home values have stabilized or fallen and homeowners have already borrowed against the equity in their homes.

Interest income on Federal funds sold increased $33,000 when comparing the two quarters with the growth in average balances of $2,865,000 offsetting the 15 basis point decline in rate. The yield on Federal funds sold decreased from 5.27% for the third quarter of 2006 to 5.12% for the third quarter of 2007, reflecting the 50 basis point cut in rate by the Fed in mid-September.

For the most part, earning assets are funded by deposits, which increased when comparing the two quarters. Average deposits increased $34,077,000, or 7.2%, with the growth occurring in higher cost time deposits, which increased $39,204,000, or 18.8%.

While total interest income on a tax-equivalent basis increased $769,000 when comparing the third quarter of 2007 to the third quarter of 2006, total interest expense increased $297,000. The rate paid on interest-bearing liabilities increased from 3.40% for the third quarter of 2006 to 3.60% for the third quarter of 2007, with the rate paid on interest-bearing deposits increasing from 3.10% to 3.54% during this same period. The increase in interest expense and the average rate paid on deposits was primarily the result of an increase in average balances and rates paid on time deposits. Interest expense and the rate paid on time deposits increased the most because these accounts were more reactive to the changes in market interest rates and competition. Interest expense on time deposits increased $813,000, while the average rate paid on time deposits increased from 3.96% to 4.63% when comparing the two periods.

Like fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. Approximately 62.5% of time deposits at September 30, 2007 will reprice or mature over the next 12 months.

As mentioned previously, the competition for deposits, and especially time deposits, led to significantly higher rates paid on these products. Like other financial institutions, QNB, as a result of consumer demand and the need to retain deposits, offered relatively short maturity time deposits at attractive rates. Most consumers were looking for short maturity time deposits in anticipation of short-term rates continuing to increase. With the turn in interest rates to the downside, the expectation would be for time deposit rates to fall; however, this reduction has not occurred as the competition is still offering high rate time deposits. There are still several local financial institutions with short-term time deposit promotions with yields exceeding 5.00%. Given the short-term nature of QNB’s time deposit portfolio and the current rates being offered, it is likely that both the average rate paid and total interest expense on time deposits will continue to increase in the near term as lower costing time deposits are repriced higher.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

Partially offsetting the increase in interest expense on deposits was a reduction in interest expense on long-term debt. As a result of the balance sheet restructuring and the maturity of $5,000,000 of floating rate FHLB borrowings, the average balance of long-term debt decreased from $55,000,000 for the third quarter of 2006 to $25,000,000 for the third quarter of 2007, while the average rate paid decreased from 5.60% to 4.85% when comparing the same periods, resulting in a reduction of interest expense of $470,000. While interest rates on deposits accounts have not declined to any great degree with the drop in treasury rates, rates on wholesale funding have declined. As a result, QNB may look to this type of funding as an alternative to higher costing time deposits and municipal deposits.

For the nine-month period ended September 30, 2007, net interest income increased $1,000,000, or 8.3%, to $13,056,000. On a tax-equivalent basis net interest income increased $968,000, or 7.4%. Average earning assets increased $17,923,000, or 3.2%, while the net interest margin increased 13 basis points. The net interest margin on a tax-equivalent basis was 3.29% for the nine-month period ended September 30, 2007 compared with 3.16% for the same period in 2006.

Total interest income on a tax-equivalent basis increased $2,825,000, from $24,619,000 to $27,444,000, when comparing the nine-month periods ended September 30, 2006 to September 30, 2007. The increase in interest income was fairly evenly split between the impact of increases in interest rates and the increase in volumes. Approximately $1,263,000 of the increase in interest income was related to volume, while $1,562,000 was due to higher rates. Similar to the analysis for the third quarter, the restructuring transaction, the growth in commercial loans and the shift in the mix of earning assets from investment securities to loans resulted in the increase in interest income. Average loans increased 12.9%, to $361,033,000, while average investment securities decreased 10.6%, to $201,914,000. The yield on earning assets increased from 5.93% to 6.40% when comparing the nine-month periods. The yield on loans increased from 6.61% to 6.90% during this time, while the yield on investments increased from 4.99% to 5.53% when comparing the nine-month periods.

Total interest expense increased $1,857,000, from $11,477,000 for the nine-month period ended September 30, 2006, to $13,334,000 for the nine-month period ended September 30, 2007. Approximately $1,653,000 of the increase in interest expense resulted from higher interest rates. Interest expense on time deposits increased $2,457,000 with average balances increasing $33,790,000, or 16.2%, and contributing $945,000 to the increase in interest expense. The average rate paid on time deposits increased 83 basis points, to 4.55%, resulting in an additional $1,512,000 in interest expense.

Interest expense on demand accounts increased $111,000 with the rate paid on these accounts increasing 14 basis points. The higher rate paid on interest bearing demand accounts relates to the higher rate paid on municipal and school district deposits, most of which are indexed to the Federal funds rate. The average target Federal funds rate increased 37 basis points when comparing the nine month periods.

Interest expense on money market accounts increased $132,000, and the rate paid increased from 2.85% to 3.08% when comparing the first nine months of 2006 to the same period in 2007. Average money market balances increased $2,089,000, or 4.2%, when comparing the two periods. During 2006, the primary money market product offered was the Treasury Select product which was indexed to a percentage of the 91-day Treasury bill rate based on balances in the account. The rate on this product increased as short-term interest rates increased. In addition, in response to competition, QNB promoted a 4.00% minimum rate on this product for new accounts with balances over $10,000 or for existing accounts with additional deposits of $5,000. This 4.00% promotional rate was offered for most of 2006 and was above the calculated rate under the terms of this product. In 2007, the Treasury Select money market account was changed to the Select money market account, and the rate on this product is no longer indexed to the 91-day Treasury bill but is determined by QNB. However, because of the continued strong competition for these deposits, QNB has maintained a rate close to 4.00% for balances over $75,000.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NET INTEREST INCOME (Continued)

Interest expense on short-term borrowings increased $68,000 both as a result of increases in rates paid and averages balances. The average rate paid increased from 3.40% for the first nine months of 2006 to 3.57% for the first nine months of 2007, while average balances increased $1,553,000, to $22,085,000. Repurchase agreements (a sweep product for commercial customers) increased $2,781,000 on average when comparing the two periods, while Federal funds purchased decreased $1,310,000 during the same period.

The average rate paid on municipal and school district accounts, Select money market accounts and the commercial sweep accounts should decline in the fourth quarter of 2007 as a result of the action by the Fed to reduce its target Federal funds rate by 75 basis points. This should enable QNB to reduce the rate on these products, some of which are directly indexed to the Federal funds rate and some of which are at management’s discretion but subject to the competitive environment.

As a result of the payoff of the FHLB advances and the use of the lower cost repurchase agreements, interest expense on long-term debt decreased $900,000 when comparing the nine-month periods. The average outstanding balance decreased from $55,000,000 to $35,337,000 while the average rate paid decreased from 5.59% to 5.29%.

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

QNB’s management determined that a $150,000 and $60,000 provision for loan losses was necessary for the three-month periods ended September 30, 2007 and 2006, respectively. A $375,000 and $105,000 provision for loan losses was recorded for the nine-month periods ended September 30, 2007 and 2006, respectively. The need for a provision was determined by the analysis described above and resulted in an allowance for loan losses that management believes is adequate in relation to the estimate of known and inherent losses in the portfolio. The higher provision reflects the inherent risk related to loan growth, combined with an increase in nonperforming loans and charge-offs.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

PROVISION FOR LOAN LOSSES (Continued)

QNB had net charge-offs of $21,000 and $36,000 during the third quarters of 2007 and 2006, respectively. For the nine-month periods ended September 30, 2007 and 2006, QNB had net charge-offs of $103,000 and $58,000, respectively. The net charge-offs during the first nine months of 2007 related primarily to loans in the indirect lease financing portfolio and the consumer loan portfolio including overdrafts. The asset quality of the commercial loan portfolio remains strong.

Non-performing assets (non-accruing loans, loans past due 90 days or more, other real estate owned and other repossessed assets) amounted to .19% and .03% of total assets at September 30, 2007 and 2006, respectively. These levels compare to .08% at December 31, 2006. Non-accrual loans were $774,000, $416,000 and $117,000 at September 30, 2007, December 31, 2006 and September 30, 2006, respectively. Loans past due 90 days or more and still accruing were $310,000, $9,000 and $72,000, at these same period-ends. The majority of the nonperforming loans at September 30, 2007 are considered adequately secured by real estate collateral, and QNB expects to collect all interest and principal on these loans.

QNB did not have any other real estate owned as of September 30, 2007, December 31, 2006 or September 30, 2006. Repossessed assets consisting of equipment, automobiles and motorcycles were $54,000 and $41,000 at September 30, 2007 and December 31, 2006, respectively. There were no repossessed assets as of September 30, 2006.

There were no restructured loans as of September 30, 2007, December 31, 2006 or September 30, 2006, respectively, as defined in FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for loan losses was $3,001,000 and $2,729,000 at September 30, 2007 and December 31, 2006, respectively. The ratio of the allowance to total loans was .82% and .79% at the respective period end dates. The increase in the ratio reflects the increase in the provision for loan losses recorded during 2007. The ratio, at .82%, was at a level below peers but a ratio that QNB believed was adequate based on its analysis.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At September 30, 2007, December 31, 2006 and September 30, 2006, the recorded investment in loans for which impairment had been recognized in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15, totaled $774,000, $403,000 and 117,000, respectively. The loans identified as impaired were collateral-dependent, with no valuation allowance necessary.

Management, in determining the allowance for loan losses, makes significant estimates and assumptions. Consideration is given to a variety of factors in establishing these estimates, including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of loan reviews, borrowers’ perceived financial and managerial strengths, the adequacy of underlying collateral if collateral dependent, or the present value of future cash flows.

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

NON-INTEREST INCOME

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and check card income, income on bank-owned life insurance, mortgage servicing fees, trading account gains and losses, and gains and losses on the sale of investment securities and residential mortgage loans.

Total non-interest income for the three months ended September 30, 2007 was $989,000, a $158,000 decline from the $1,147,000 recorded during the third quarter of 2006. Accounting for this difference were gains on the sale of investment securities of $196,000 during the third quarter of 2006. There were no investment security gains recorded during the third quarter of 2007. For the nine-month period ended September 30, 2007, total non-interest income was $257,000. Excluding the other-than-temporary impairment charge of $2,758,000, total non-interest income was $3,015,000, a $291,000, or 8.8%, decline from the $3,306,000 reported for the first nine-months of 2006. Net gains on the sale of investment securities were $322,000 less in 2007 than in 2006.

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees decreased $19,000, or 3.9%, to $469,000, when comparing the two quarters and declined $32,000, or 2.3%, to $1,360,000, when comparing the nine-month periods. Overdraft income decreased $14,000 or 3.4% for the three-month period and $20,000, or 1.7%, for the nine-month period. These variances were a result of volume fluctuations as the item charge has remained the same. In addition, for the nine-month period, fees on business checking accounts declined $5,000. This decline reflects the impact of a higher earnings credit rate for the first nine months of 2007 as compared to the same period in 2006. The higher earnings credit rate is a result of higher short-term interest rates in 2007 than in 2006. This credit is applied against balances to offset service charges incurred. The earnings credit rate will likely decline in the fourth quarter of 2007 as a result of the recent decline in short-term interest rates, which should result in an increase in business checking account fees.

ATM and debit card income is primarily comprised of income on debit cards and ATM surcharge income for the use of QNB ATM machines by non-QNB customers. ATM and debit card income was $226,000 for the third quarter of 2007, an increase of $30,000, or 15.3%, from the amount recorded during the third quarter of 2006. Income from ATM and debit cards was $633,000 and $575,000 for the nine months ended September 30, 2007 and 2006, respectively, an increase of 10.1%. Debit card income increased $25,000, or 17.6%, to $167,000, for the three-month period and $47,000, or 11.3%, to $463,000, for the nine-month period. The increase in debit card income is a result of the increased reliance on the card as a means of paying for goods and services by both consumer and business cardholders. In addition, an increase in PIN-based transactions resulted in additional interchange income of $5,000 and $15,000, respectively, when comparing the respective three and nine-month periods.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

Income on bank-owned life insurance represents the earnings on life insurance policies in which the Bank is the owner and beneficiary. The earnings on these policies were $64,000 and $63,000 for the three months ended September 30, 2007 and 2006, respectively. For the nine-month period, earnings on these policies increased $3,000, to $189,000. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which minimize how low the earnings rate can go. Some of these policies are currently at their floor.

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its rights to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over the period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. Mortgage servicing fees were $28,000 and $26,000 for the respective three-month periods ended September 30, 2007 and 2006. For the nine-month periods ended September 30, 2007 and 2006, mortgage servicing fees were $78,000 and $74,000, respectively. There was no valuation allowance necessary in any of the periods. Amortization expense, which reduces income, for the three-month periods ended September 30, 2007 and 2006 was $14,000 and $18,000, respectively. For the respective nine-month periods, amortization expense was $51,000 and $65,000. The higher amortization expense in 2006 was a result of early payoffs of mortgage loans through refinancing. As mortgage interest rates increased in 2006 and early 2007, and the residential mortgage market softened, refinancing activity as well as origination activity slowed dramatically. The slowdown in mortgage activity has also had a negative impact on the average balance of mortgages sold and serviced as well as the fee income generated from these loans. The average balance of mortgages serviced for others was $68,534,000 for the third quarter of 2007 compared to $72,662,000 for the third quarter of 2006, a decrease of 5.7%. The average balance of mortgages serviced was approximately $69,412,000 for the nine-month period ended September 30, 2007, compared to $74,294,000 for the first nine months of 2006, a decrease of 6.6%. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

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

QNB had no securities gains or losses during the third quarter of 2007. QNB recorded a net gain on investment securities of $196,000 for the three-month period ended September 30, 2006. For the third quarter of 2006, gains on the sale of equity securities contributed $207,000, while the sale of fixed-income securities resulted in a loss of $11,000.

For the nine-months ended September 30, 2007, QNB recorded a net loss on investment securities of $2,469,000. Excluding the impairment loss of $2,758,000, net gains on the sale of investment securities were $289,000. This amount compares to $611,000 of securities gains for the first nine months of 2006. Included in the $289,000 of gains for 2007 were $260,000 of gains from the marketable equity portfolio and $29,000 in gains from the sale of debt securities. During the first quarter of 2007, QNB sold $11,680,000 of debt securities with an average yield of 5.46% to help fund loans with an average yield of 7.16%. This transaction also resulted in a $50,000 securities gain. In April 2007, when the previously impaired securities were sold, interest rates had increased since the end of March 2007, resulting in an additional loss of $21,000. Of the $611,000 in gains recorded in 2006, $465,000 were from the equity portfolio and $146,000 were from the fixed income debt portfolio. During the first quarter of 2006, QNB entered into several liquidity transactions through the sale of investment securities to fund the strong growth in loans. In addition, in 2006 QNB sold its preferred stock holdings and recorded a gain of $451,000 on the carrying value of those issues that had previously been impaired and a $300,000 loss on one issue that was not impaired in 2005.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST INCOME (Continued)

The net gain on the sale of residential mortgage loans was $50,000 and $20,000 for the quarters ended September 30, 2007 and 2006, respectively, and $78,000 and $44,000 for the respective nine-month periods. Residential mortgage loans to be sold are identified at origination. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. The larger gain in the third quarter of 2007 reflects an increase in the amount of loans sold as well as the positive impact of selling mortgages when interest rates are declining. Included in the gains on the sale of residential mortgages for the three month periods were $20,000 and $7,000, respectively, related to the recognition of mortgage servicing assets. These amounts were $37,000 and $23,000 for the nine-months ended September 30, 2007 and 2006, respectively. Proceeds from the sale of mortgages were $2,642,000 and $908,000 for the third quarter of 2007 and 2006, respectively. For the nine-month periods, proceeds from the sale of residential mortgage loans amounted to $4,895,000 and $3,048,000, respectively. These modest amounts again reflect the slowdown in the residential mortgage market that has occurred since the refinancing boom that took place when interest rates reached historically low levels.

Other operating income decreased $6,000, to $152,000, when comparing the third quarter of 2007 to the third quarter of 2006. Retail brokerage income and title insurance income declined $17,000 and $8,000, respectively, when comparing the two periods. QNB changed its Raymond James relationship from an independent branch employing a branch manager to a third party revenue sharing arrangement. The decline in title insurance income reflects the slowdown in the residential mortgage market. Partially offsetting these reductions in income were gains on the sale of repossessed assets of $16,000 and $4,000 in fees collected for cashing checks for non-QNB customers. This fee was instituted in 2007.

For the nine-month period ended September 30, 2007, other operating income was $388,000, a $36,000 reduction from the amount reported for 2006. The reduction in retail brokerage income, when comparing the two periods, was $50,000. In addition, title insurance income declined $6,000, and income from the sale of checks declined $7,000. Partially offsetting these declines were $13,000 in fees collected for cashing checks for non-QNB customers and an $8,000 increase in income from processing merchant transactions.

NON-INTEREST EXPENSE

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services and various other operating expenses. Total non-interest expense of $3,327,000 for the quarter ended September 30, 2007 represented an increase of $73,000, or 2.2%, from levels reported in the third quarter of 2006. Total non-interest expense for the nine months ended September 30, 2007, excluding the $740,000 prepayment penalty, was $10,061,000, an increase of $289,000, or 3.0%, over 2006 levels.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (Continued)

Salaries and benefits is the largest component of non-interest expense. Salaries and benefits expense increased $6,000, or .3%, to $1,826,000 for the quarter ended September 30, 2007 compared to the same quarter in 2006. Salary expense increased $9,000, or .6%, during the period to $1,496,000, while benefits expense decreased $3,000, or .9%, to $330,000. Included in salary expense for the third quarter of 2007 and 2006, respectively was $20,000 and $27,000 in stock option compensation expense. The relatively small increase in salary expense reflects the impact of having three fewer full-time equivalent employees in the third quarter of 2007 compared to the third quarter of 2006, which offset a large part of the merit increases. These positions were primarily open officer level positions that have subsequently been filled. The decrease in benefits expense is net of a number of items including a $5,000 reduction in medical and dental premiums, reflecting a reduction in the number of people insured as well as the shift by employees to lower cost plans. Retirement plan expense and workers’ compensation premium expense decreased $3,000 and $4,000, respectively while tuition reimbursement and payroll tax expense increased $6,000 and $3,000, respectively when comparing the two quarters.

For the nine-month period ended September 30, 2007, salaries and benefits expense increased $115,000, or 2.1%, to $5,554,000, compared to the same period in 2006. Salary expense increased by $112,000, or 2.6%, while benefits expense increased by $3,000, or .2%, when comparing the two periods. Payroll tax expense, retirement plan expense and tuition reimbursement increased by $14,000, $6,000 and $9,000, respectively, when comparing the nine-month periods. These increases were offset by a $20,000 reduction in medical and dental premiums and a $7,000 reduction in workers’ compensation premiums.

Net occupancy expense increased $24,000, or 8.4%, to $311,000, when comparing the third quarter of 2007 to the third quarter of 2006. A $22,000 increase in branch rent expense accounted for most of the increase in net occupancy when comparing the three-month periods. Half of this increase relates to an increase in rent for the operation center’s parking facility. In addition, there was an increase in common area maintenance charges at some leased locations, an increase in rent at one branch location and leases for two new ATMs at a local shopping center. Building repairs and maintenance contributed $9,000 to the increase when comparing the two quarters, most of which is timing related as the expense for the nine-month period declined $6,000, or 2.6%. Partially offsetting these increases were lower insurance costs and higher rental income.

For the nine-month period, net occupancy expense increased $49,000, or 5.7%, to $911,000 with branch rent expense and depreciation expense accounting for $41,000 and $14,000 of the increase. In addition, utilities expense increased $8,000 when comparing the nine-month periods. Some of the increase in depreciation and utilities costs related to the renovations and opening of the commercial loan center in June 2006, thereby having nine months of costs in 2007 compared to four months in 2006. The increase in branch rent relates to the items described above. Partially offsetting these increases were a reduction in insurance expense of $6,000 and repairs and maintenance expense of $6,000. In addition, rental income, which is netted against other occupancy expenses, increased as a result of renting space in the commercial loan center to a local merchant.

Furniture and equipment expense decreased $12,000, or 4.5%, to $257,000, when comparing the three-month periods ended September 30, 2007 and 2006 but increased $19,000, or 2.5%, to $774,000, when comparing the nine-month periods. The decrease when comparing the three-month periods is primarily the result of an $11,000 decrease in depreciation expense. The decline in depreciation expense is the result of computer equipment becoming fully depreciated in the first half of 2007. In addition, there was $9,000 in expense related to the commercial loan center in the third quarter of 2006. Partially offsetting these savings was a $3,000 increase in equipment maintenance and a $5,000 increase in equipment rentals. The increase in equipment rent expense relates to the two new ATMs put in service.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

NON-INTEREST EXPENSE (Continued)

For the nine-month period, an increase in equipment maintenance costs, including both repairs and maintenance contracts, accounts for $22,000 of the increase. Equipment rental expense increased $5,000, as noted, and depreciation on equipment increased $12,000 when comparing the nine-month periods. The increase in depreciation expense relates to the commercial loan center less the impact of the computer equipment in the third quarter. Partially offsetting these increases was a reduction of software amortization of $19,000 for the nine month period as certain items became fully expensed by December 31, 2006. Some of these savings have been reduced as new software for the credit review function and eStatements were put in service in June 2007.

Marketing expense increased $17,000, to $156,000, for the quarter ended September 30, 2007 and $44,000, to $480,000, for the nine-month period. Increases in advertising contributed $4,000 and $20,000, respectively, to the increases in marketing expense for the respective three and nine-month periods. QNB made a strategic decision to increase its visibility in the communities it serves, particularly to businesses, through the use of billboards, television advertising and promotional giveaways to increase both product and brand recognition. During these same periods public relations costs increased $9,000 and $34,000, respectively, and sales promotion costs increased $9,000 and $16,000, respectively. The increase in public relations costs for the quarter relate to the bi-annual employee family picnic. For the nine month period, newsletters to our kids club and teenage customers, sponsorships of some community events and the family picnic account for the increase. The increase in sales promotion costs for the quarter is the result of a home equity gift card promotion which was implemented in an effort to increase origination activity. For the nine-month period, in addition to the home equity gift card promotion, QNB began offering gifts as part of a free checking promotion. This promotion started in the fourth quarter of 2006.

Third party services are comprised of professional services, including legal, accounting and auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense was $181,000 for the third quarter of 2007 compared to $164,000 for the third quarter of 2006. This increase related primarily to higher legal, third party loan collection and internet banking costs. For the nine-month period, third party service expense increased $18,000, or 3.4%, to $547,000. Higher internet banking and loan collection costs contributed to this increase.

Telephone, postage and supplies expense increased $14,000 for the quarter, to $134,000, but only $3,000 for the nine-month period, to $399,000. Supplies expense increased $8,000 when comparing the three-month periods, but decreased $1,000 when comparing the nine-month periods. These variances relate to the timing of the costs for the purchase of debit and ATM cards. These cards were purchased in the first quarter of 2006 and the third quarter of 2007. Postage expense increased $4,000 for both the three and nine-month periods, primarily a result of the increase in rates by the U.S. postal service in May 2007.

State tax expense represents the payment of the Pennsylvania shares tax, which is based on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $122,000 for the third quarter of 2007, an increase of $10,000, and $366,000 for the nine-month period, an increase of $27,000 compared to the same period in 2006. These increases were the result of a higher shares tax resulting from an increase in the Bank’s equity.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 2007, QNB’s net deferred tax asset was $695,000. The primary components of deferred taxes are a deferred tax asset of $1,020,000 relating to the allowance for loan losses and a deferred tax liability of $297,000 resulting from the FASB No. 115 adjustment for available for sale securities. As of September 30, 2006, QNB's net deferred tax asset was $1,346,000, comprised of deferred tax assets of $847,000 related to the allowance for loan losses and $642,000 as a result of the FASB No. 115 adjustment for available-for-sale securities.

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. A valuation allowance of $209,000 existed as of December 31, 2005 to offset a portion of the tax benefits associated with certain impaired securities that management believed may not be realizable. During 2006, QNB was able to recognize tax benefits due to realized and unrealized capital gains which allowed for the reversal of $164,000 of the valuation allowance. Based upon these and other factors, management believes it is more likely than not that QNB will realize the benefits of these remaining deferred tax assets. The net deferred tax asset is included in other assets on the consolidated balance sheet.

Applicable income taxes and effective tax rates were $463,000, or 23.0%, for the three-month period ended September 30, 2007, and $356,000, or 19.0%, for the same period in 2006. The lower effective tax rate for the third quarter of 2006 is a result of the reversal of approximately $78,000 of the valuation allowance established in 2005. For the nine month periods ended September 30, 2007 and 2006, the provision for income taxes was $111,000 and $988,000, respectively, while the corresponding effective tax rates were 5.2% and 18.0%, respectively. Impacting the 2006 provision for income taxes was the reversal of $164,000 of the tax valuation allowance as discussed above. The low effective tax rate for the nine-month period of 2007 is primarily the result of the charges related to the restructuring transactions which reduced the amount of taxable income and as a result, tax-exempt income from loans and securities comprising a higher proportion of pre tax income.

FINANCIAL CONDITION ANALYSIS

The balance sheet analysis compares average balance sheet data for the nine months ended September 30, 2007 and 2006, as well as the period ended balances as of September 30, 2007 and December 31, 2006.

Average earning assets for the nine-month period ended September 30, 2007 increased $17,923,000, or 3.2%, to $573,445,000 from $555,522,000 for the nine months ended September 30, 2006. Average loans increased $41,255,000, or 12.9%, while average investments decreased $23,907,000, or 10.6%. Average Federal funds sold increased $2,182,000 when comparing these same periods. The growth in average loans during the past year was funded primarily through an increase in deposits and proceeds from the sale or maturity of investment securities.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION ANALYSIS (Continued)

QNB’s primary business is accepting deposits and making loans to meet the credit needs of the communities it serves. Loans are the most significant component of earning assets, and growth in loans to small businesses and residents of these communities has been a primary focus of QNB. QNB has been successful in achieving strong growth in total loans, while at the same time maintaining excellent asset quality. Inherent within the lending function is the evaluation and acceptance of credit risk and interest rate risk. QNB manages credit risk associated with its lending activities through portfolio diversification, underwriting policies and procedures and loan monitoring practices.

Total loans increased 10.6% between September 30, 2006 and September 30, 2007 and 6.9% since December 31, 2006. This loan growth was achieved despite the extremely competitive environment for commercial loans and the slowdown in residential mortgage and home equity loan markets. A key financial ratio is the loan to deposit ratio. With the continued strong growth in loans, this ratio improved to 74.2% at September 30, 2007 compared with 71.7% at December 31, 2006 and 71.6% at September 30, 2006. The slower growth rate from December 31, 2006 through September 30, 2007 reflects some seasonality in commercial borrowings as well as a reduction in commercial loan demand resulting from a slowing economy. Total loans at September 30, 2007 were $367,054,000 compared to $376,065,000 at June 30, 2007, with $6,000,000 of the decline related to seasonal borrowing needs of one customer.

Average total commercial loans increased $34,642,000 when comparing the first nine months of 2007 to the first nine months of 2006. Most of the 16.2% growth in average commercial loans was in loans secured by real estate, either commercial or residential properties, which increased $21,463,000. Commercial and industrial loans represent commercial purpose loans that are either secured by collateral other than real estate or unsecured. Many of these loans are for operating lines of credit. Average commercial and industrial loans increased $10,568,000, or 21.0%, when comparing the nine-month periods. Also contributing to the growth in total commercial loans was an increase in tax-exempt loans. QNB continues to be successful in competing for loans to schools and municipalities. Average tax-exempt loans increased $2,611,000, or 12.5%, when comparing the nine-month periods.

Indirect lease financing receivables represent loans to small businesses that are collateralized by equipment. These loans are originated by a third party and purchased by QNB based on criteria specified by QNB. The criteria include minimum credit scores of the borrower, term of the lease, type and age of equipment financed and geographic area. The geographic area primarily represents states contiguous to Pennsylvania. QNB is not the lessor and does not service these loans. Average indirect lease financing loans increased $4,686,000 when comparing the nine-month periods.

Average home equity loans increased $3,201,000, while average residential mortgage loans declined $832,000 when comparing the two nine month periods. The 4.8% increase in average home equity loans represents a reduction in the double digit growth that was achieved over the past few years and, along with the lack of activity in the first lien residential mortgage market, reflects the softening that has occurred in the housing market.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION ANALYSIS (Continued)

Total average deposits increased $29,669,000, or 6.4%, to $491,840,000, for the nine months of 2007 compared to the first nine months of 2006. Consistent with customers looking for the highest rate for the shortest term, most of the growth achieved was in time deposits which increased $33,790,000 when comparing the average for the two periods. Most of the growth in time deposits occurred from the end of the third quarter of 2006 through the end of the second quarter of 2007 and in the maturity range of greater than 6 months through 15 months, which QNB promoted heavily in response to customers’ preferences and competitors’ offerings. Average time deposits over $100,000 contributed $13,083,000 to the total growth in average time deposits when comparing the nine-month periods. Continuing to increase time deposits will be a challenge because of the strong rate competition that still exists despite the decline in short-term treasury rates. Some large financial institutions, as a result of the turmoil in the credit markets, are having difficulty acquiring wholesale funding, especially in the commercial paper market. As a result, they are paying higher rates on deposits to attract retail funding which is resulting in other financial institutions paying higher rates to attract or retain deposits. Matching or beating competitors’ rates could have a negative impact on the net interest margin.

Money market account balances increased $2,089,000, or 4.2%, on average. The increase in money market balances was primarily the result of a 4.00% money market promotion offered during most of 2006. This promotion was used to compete with other local financial institutions and internet banks offering attractive rates on money market balances. QNB has maintained a 4.00% money market rate on accounts with balances over $75,000 during the first nine months of 2007.

Average savings accounts declined $3,711,000, or 7.5%, when comparing the nine-month periods as customers migrated from lower paying savings accounts to higher paying money market accounts and short-term time deposits.

Average non-interest-bearing deposits declined $2,921,000, or 5.4%, when comparing the nine-month periods. These deposits are primarily comprised of business checking accounts and are volatile, depending on the timing of deposits and withdrawals. In addition, business customers are migrating to sweep accounts that transfer excess balances not used to cover daily activity to interest bearing accounts. This migration will result in an increase in the cost of funds as the use of this product increases.

As a result of the maturity and payoff of the $55,000,000 of FHLB advances and their replacement with only $25,000,000 of repurchase agreements, the average outstanding balance of long-term debt decreased from $55,000,000 for the nine-months ended September 30, 2006 to $35,337,000 for the nine-months ended September 30, 2007.

Total assets at September 30, 2007 were $595,489,000, compared with $614,539,000 at December 31, 2006, a decrease of 3.1%. The April 2007 restructuring transaction had a significant impact on the composition of the balance sheet, as did the growth in loans and deposits. The composition of the asset side of the balance sheet shifted from year-end with total loans increasing $23,558,000 between December 31, 2006 and September 30, 2007. In contrast, total investment securities declined by $32,774,000 between these dates. The proceeds from the investment portfolio were used to fund loan growth as well as pay off $27,000,000 in long-term debt. As a result of repaying the FHLB advances, QNB’s equity investment in the FHLB, included in non-marketable equity securities, was reduced by $2,197,000 when comparing December 31, 2006 to September 30, 2007.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION ANALYSIS (Continued)

On the liability side, partially offsetting the reduction in long-term debt was a $15,617,000, or 3.3%, increase in total deposits since year-end. Growth in time deposits and non-interest bearing demand accounts contributed $15,902,000 and $3,692,000, respectively, of the increase in total deposits since year-end. As mentioned previously, non-interest bearing and interest-bearing demand accounts can be volatile depending on the timing of deposits and withdrawals. Partially offsetting these increases were a decline in money market balances and savings account balances of $1,729,000 and $2,119,000, respectively. Short-term borrowings decreased $9,124,000 between December 31, 2006 and September 30, 2007. Included in this category are repurchase agreements, a sweep account for commercial customers, which declined $9,553,000 from December 31, 2006 to September 30, 2007. One customer’s balance declined by approximately $11,081,000, with most of these funds being moved to time deposits in 2007.

LIQUIDITY

Liquidity represents an institution’s ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. QNB manages its mix of cash, Federal funds sold and investment securities in order to match the volatility, seasonality, interest sensitivity and growth trends of its deposit funds. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities. The portfolio of investment securities classified as available-for-sale and QNB's policy of selling certain residential mortgage originations in the secondary market also provide sources of liquidity. Additional sources of liquidity are provided by the Bank’s membership in the Federal Home Loan Bank of Pittsburgh (FHLB) and two unsecured Federal funds lines granted by correspondent banks totaling $21,000,000. The Bank has a maximum borrowing capacity with the FHLB of approximately $185,746,000. At September 30, 2007, QNB had no outstanding borrowings under the FHLB credit facility.

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale totaled $204,614,000 and $244,091,000 at September 30, 2007 and December 31, 2006, respectively. The decrease in liquid sources is primarily the result of the reduction of the available-for-sale securities portfolio caused by the repayment of the FHLB borrowings and the growth in the loan portfolio. While reduced, these sources should be adequate to meet normal fluctuations in loan demand and deposit withdrawals. During the first nine months of 2006 and 2007, QNB used its Federal funds lines minimally to help temporarily fund loan growth and seasonal deposit withdrawals. Average Federal funds purchased were $482,000 for the first nine months of 2007. This level compared to $1,792,000 for the same period in 2006. As of September 30, 2007, QNB had a balance of $429,000 in Federal funds purchased.

Approximately $119,493,000 and $75,793,000 of available-for-sale securities at September 30, 2007 and December 31, 2006, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The increase in the amount of pledged securities when comparing September 30, 2007 to December 31, 2006 reflects the collateral required to secure the $25,000,000 repurchase agreement reported as long-term debt as well as the seasonal increase in municipal and school district deposits. In addition, under terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. As mentioned above, QNB had no outstanding borrowings under the FHLB credit facility.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at September 30, 2007 was $51,873,000, or 8.71% of total assets, compared to shareholders' equity of $50,410,000, or 8.20% of total assets, at December 31, 2006. Shareholders’ equity at September 30, 2007 included a positive adjustment of $575,000 related to unrealized holding gains, net of taxes, on investment securities available-for-sale while shareholders’ equity at December 31, 2006 included a negative adjustment of $815,000 related to unrealized holding losses, net of taxes, on investment securities available-for-sale. Without the FASB No. 115 available-for-sale adjustments, shareholders' equity to total assets would have been 8.61% and 8.34% at September 30, 2007 and December 31, 2006, respectively. The increase in this ratio is primarily a function of the reduction in total assets from $614,539,000 at December 31, 2006 to $595,489,000 at September 30, 2007.

Shareholders' equity averaged $51,054,000 for the first nine months of 2007 and $49,760,000 for the year ended December 31, 2006, an increase of 2.6%. The ratio of average total equity to average total assets increased to 8.46% for the first nine months of 2007 compared to 8.37% for all of 2006.

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

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for the total risk-based capital and 4.00% for leverage. QNB had a Tier I capital ratio of 12.40% and 13.15%, a total risk-based ratio of 13.18% and 13.91% and a leverage ratio of 8.46% and 8.42% at September 30, 2007 and December 31, 2006, respectively. The decline in the Tier I and total risk-based capital ratios were the result of the impact of the securities loss and prepayment penalty on net income and retained earnings as well as the increase in risk weighted assets, resulting principally from a shift in assets from investment securities to loans.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At September 30, 2007 and December 31, 2006, QNB met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

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

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At September 30, 2007, interest-earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $180,642,000. Interest-sensitive liabilities scheduled to mature or reprice within one year were $288,857,000. The one-year cumulative gap, which reflects QNB’s interest sensitivity over a period of time, was a negative $108,215,000 at September 30, 2007. The cumulative one-year gap equals -19.04% of total rate sensitive assets. This gap position compares to a negative gap position of $109,544,000, or -18.44%, of total rate sensitive assets, at December 31, 2006.

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on what management believes at that time to be the most likely interest rate environment. Management also evaluates the impact of higher and lower interest rates by simulating the impact on net interest income of changing rates. While management performs rate shocks of 100, 200 and 300 basis points, it believes that, given the level of interest rates at September 30, 2007, it is unlikely that interest rates would decline by 300 basis points. The simulation results can be found in the chart on page 39.

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

The nature of QNB’s current operation is such that it is not subject to foreign currency exchange or commodity price risk. At September 30, 2007, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

Change in Interest Rates	Net Interest Income	Dollar Change	% Change
+300 Basis Points	$15,640	$(1,948)	(11.08)%
+200 Basis Points	16,211	(1,377)	(7.83)
+100 Basis Points	16,885	(703)	(4.00)
FLAT RATE	17,588	-	-
-100 Basis Points	17,805	217	1.23
-200 Basis Points	17,765	177	1.01
-300 Basis Points	17,311	(277)	(1.57)

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

SEPTEMBER 30, 2007

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual

Report on Form 10-K for the period ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Submission of Matters to Vote of Security Holders

None

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

QNB Corp.

Date: November 9, 2007	By:	/s/ Thomas J. Bisko
Thomas J. Bisko President/CEO

Date: November 9, 2007	By:	/s/ Bret H. Krevolin
Bret H. Krevolin Chief Financial Officer