Form 10-K
period 2007-12-31
QNB CORP
filed 2008-03-17
CIK 750558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ________________ to ________________ .

Commission file number 0-17706

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2318082
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

15 North Third Street, Quakertown, PA	18951-9005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 538-5600

Securities registered pursuant to Section 12(b) of the Act: None.	Name of each exchange on which registered
N/A

Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Common Stock, $.625 par value

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
  YES ☑    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑

As of February 29, 2008, 3,134,704 shares of Common Stock of the Registrant were outstanding. As of June 30, 2007, the aggregate market value of the Common Stock of the Registrant held by nonaffiliates was approximately $64,113,707 based upon the average bid and ask price of the common stock as reported on the OTC BB.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for the annual meeting of its shareholders to be held May 20, 2008 are incorporated by reference in Part III of this report.

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of the Company and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited to, the following:

•	Volatility in interest rates and shape of the yield curve;

•	Increased credit risk;

•	Operating, legal and regulatory risks;

•	Economic, political and competitive forces affecting the Company’s lines of business; and

•	The risk that the analysis of these risks and forces could be incorrect, and/or that the strategies developed to address them could be unsuccessful.

QNB Corp. (herein referred to as QNB or the Company) cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time, and QNB assumes no duty to update forward-looking statements. Management cautions readers not to place undue reliance on any forward-looking statements. These statements speak only as of the date made, and they advise readers that various factors, including those described above, could affect QNB’s financial performance and could cause actual results or circumstances for future periods to differ materially from those anticipated or projected. Except as required by law, QNB does not undertake, and specifically disclaims any obligation, to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 1. BUSINESS

Overview

QNB was incorporated under the laws of the Commonwealth of Pennsylvania on June 4, 1984. QNB is registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act of 1956 and conducts its business through its wholly-owned subsidiary, QNB Bank (the Bank).

Prior to December 28, 2007, the Bank was a national banking association organized in 1877 as the Quakertown National Bank. As the Quakertown National Bank it was chartered under the National Banking Act and was subject to Federal and state laws applicable to commercial banks. Effective December 28, 2007, the Bank became a Pennsylvania chartered commercial bank and changed its name to QNB Bank. The Bank’s principal office is located in Quakertown, Bucks County, Pennsylvania. The Bank also operates seven other full-service community banking offices in Bucks, Montgomery and Lehigh counties in southeastern Pennsylvania.

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

At December 31, 2007, QNB had total assets of $609,813,000, total loans of $381,016,000, total deposits of $494,124,000 and total shareholders’ equity of $53,251,000. For the year ended December 31, 2007, QNB reported net income of $3,047,000 compared to net income for the year ended December 31, 2006 of $5,420,000.

At February 29, 2008, the Bank had 130 full-time employees and 30 part-time employees. The Bank’s employees have a customer-oriented philosophy, a strong commitment to service and a “sincere interest” in their customers’ success. They maintain close contact with both the residents and local business people in the communities in which they serve, responding to changes in market conditions and customer requests in a timely manner.

Competition and Market Area

The banking business is highly competitive, and the profitability of QNB depends principally upon the Bank’s ability to compete in its market area. QNB faces intense competition within its market, both in making loans and attracting deposits. The upper Bucks, southern Lehigh, and northern Montgomery counties have a high concentration of financial institutions, including large national and regional banks, community banks, savings institutions, credit unions and on-line banks. Some of QNB’s competitors offer products and services that QNB currently does not offer, such as traditional trust services and full-service insurance. In addition, as a result of consolidation in the banking industry, some of QNB’s competitors may enjoy advantages such as greater financial resources, a wider geographic presence, more favorable pricing alternatives and lower origination and operating costs. However, QNB has been able to compete effectively with other financial institutions by emphasizing the establishment of long-term relationships and customer loyalty. A strong focus on small-business solutions, providing fast local decision-making on loans, exceptional personal customer service and up-to-date technology solutions, including internet-banking and electronic bill pay, also enable QNB to compete successfully.

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

SUPERVISION AND REGULATION

Banks and bank holding companies operate in a highly regulated environment and are regularly examined by Federal and state regulatory authorities. Federal statutes that apply to QNB and its subsidiary include the Gramm-Leach-Bliley Act (GLBA), the Bank Holding Company Act of 1956 (BHCA), the Federal Reserve Act and the Federal Deposit Insurance Act (FDIA). In general, these statutes regulate the corporate governance of the Bank and eligible business activities of QNB, certain merger and acquisition restrictions, intercompany transactions, such as loans and dividends, and capital adequacy, among other restrictions. Other corporate governance requirements are imposed on QNB by Federal laws, including the Sarbanes-Oxley Act, described later.

The Company is under the jurisdiction of the Securities and Exchange Commission and of state securities commissions for matters relating to the offering and sale of its securities. In addition, the Company is subject to the Securities and Exchange Commission’s rules and regulations relating to periodic reporting, proxy solicitation and insider trading.

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

Regulatory Restrictions on Dividends

Dividend payments made by the Bank to the Company are subject to the Pennsylvania Banking Code, The Federal Deposit Insurance Act, and the regulations of the Federal Deposit Insurance Corporation (FDIC). Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally, retained earnings). The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. Under the FDIA, the Bank is prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy its minimum capital requirements. See also “Supervision and Regulation - Bank Regulation”.

Under these policies and subject to the restrictions applicable to the Bank, the Bank to remain “well-capitalized”, had approximately $8,941,000 available for payment of dividends to the Company at December 31, 2007.

Capital Adequacy

Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of total capital must be Tier 1 capital. Tier 1 capital consists principally of common shareholders’ equity, plus retained earnings, less certain intangible assets. The remainder of total capital may consist of the allowance for loan loss, which is considered Tier 2 capital. At December 31, 2007, QNB’s Tier 1 capital and total (Tier 1 and Tier 2 combined) capital ratios were 12.25% and 13.06%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum leverage ratio. This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 4% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum. At December 31, 2007, QNB’s leverage ratio was 8.64%.

Pursuant to the prompt corrective action provisions of the FDIA, the Federal banking agencies have specified, by regulation, the levels at which an insured institution is considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized. Under these regulations, an institution is considered well capitalized if it satisfies each of the following requirements:

•	Total risk-based capital ratio of 10% or more,

•	Tier 1 risk-based capital ratio of 6% or more,

•	Leverage ratio of 5% or more, and

•	Not subject to any order or written directive to meet and maintain a specific capital level

At December 31, 2007, the Bank qualified as well capitalized under these regulatory standards. See Note 21 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

Bank Regulation

As a Pennsylvania chartered, insured commercial bank, the Bank is subject to extensive regulation and examination by the Pennsylvania Department of Banking (the Department) and by the FDIC, which insures its deposits to the maximum extent permitted by law.

The Federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds, the nature and amount of collateral for certain loans, the activities of a bank with respect to mergers and consolidations, and the establishment of branches. Pennsylvania law permits statewide branching. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting QNB’s shareholders. This regulatory structure also gives the Federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or the United States Congress, could have a material impact on the Company, the Bank and their operations.

As a subsidiary bank of a bank holding company, the Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to QNB, on investments in the stock or other securities of QNB, and on taking such stock or securities as collateral for loans.

FDIC Insurance Assessments

The Bank is subject to deposit insurance assessments by the FDIC based on the risk classification of the Bank. In 2006, the FDIC approved the reinstatement of regular insurance assessments effective January 1, 2007. The assessments are determined using a risk-based system. The FDIC also provided a credit to institutions that paid assessments in the past to be used to offset their regular insurance assessments in future years. The credit for the Bank was $340,000, of which $210,000 was utilized in 2007 to offset the quarterly assessments. Using the information currently available, it is estimated that the assessment for the Bank will be approximately $.056 per $100 of deposits in 2008. As of December 31, 2007, the Bank has a remaining credit of $130,000 which will be sufficient to offset a portion of the 2008 assessments.

Insured deposits are also assessed to fund debt service on certain related Federal government bonds. The total assessment paid by the Bank in 2007 to fund this debt service was $57,000.

Community Reinvestment Act

Under the Community Reinvestment Act (CRA), as amended, the FDIC is required to assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the communities that they serve. The act focuses specifically on low and moderate income neighborhoods. An institution’s record is taken into account during the evaluation of any application made by such institutions for, among other things:

•	Approval of a branch or other deposit facility;

•	An office relocation or a merger; and

•	Any acquisition of bank shares.

The CRA, as amended, also requires that the regulatory agency make publicly available the evaluation of the Bank’s record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation includes a descriptive rating of either outstanding, satisfactory, needs to improve, or substantial noncompliance, and a statement describing the basis for the rating. The Bank’s most recent CRA rating was satisfactory.

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

QNB’s Code of Business Conduct and Ethics can be found on the Company’s website at www.qnb.com.

Additional Information

QNB’s principal executive offices are located at 15 North Third Street, Quakertown, Pennsylvania. Its telephone number is (215) 538-5600.

This annual report, including the exhibits and schedules filed as part of the annual report on Form 10-K, may be inspected at the public reference facility maintained by the Securities and Exchange Commission (SEC) at its public reference room at 450 Fifth Street, NW, Washington, DC 20549 and copies of all, or any part thereof, may be obtained from that office upon payment of the prescribed fees. You may call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room, and you can request copies of the documents upon payment of a duplicating fee by writing to the SEC. In addition, the SEC maintains a website that contains reports, proxy and information statements and other information regarding registrants, including QNB, that file electronically with the SEC which can be accessed at www.sec.gov.

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

Interest Rate Risk

QNB’s profitability is largely a function of the spread between the interest rates earned on earning assets and the interest rates paid on deposits and other interest-bearing liabilities. Like most financial institutions, QNB’s net interest income and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the Federal government, that influence market interest rates and QNB’s ability to respond to changes in such rates. At any given time, QNB’s assets and liabilities may be such that they are affected differently by a change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable- and fixed- rate loans or investment securities in QNB’s portfolio could have a positive or negative effect on its net income, capital and liquidity. Although management believes it has implemented strategies and guidelines to reduce the potential effects of adverse changes in interest rates on results of operations, any substantial and prolonged change in market interest rates could affect operating results negatively.

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

Short-term interest rates are highly influenced by the monetary policy of the Federal Reserve Bank. The Federal Open Market Committee, a committee of the Federal Reserve Bank, targets the Federal funds rate, the overnight rate at which banks borrow or lend excess funds between financial institutions. This rate serves as a benchmark for the overnight money costs, and correspondingly influences the pricing of a significant portion of a bank’s deposit funding sources. Intermediate and longer-term interest rates, unlike the Federal funds rate, are more directly influenced by external market forces, including perceptions about future interest rates and inflation. These trends, in turn, influence the pricing on mid- and long-term loan commitments as well as deposits and bank borrowings that have scheduled maturities.

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

A steep or highly-sloped yield curve may be a precursor of higher interest rates or elevated inflation in the future, while a flat yield curve may be characteristic of a Federal Reserve Bank policy designed to calm an overheated economy by tightening credit availability via increases in short-term rates. If other rates along the maturity spectrum do not rise correspondingly, the yield curve can be expected to flatten. This scenario may reflect an economic outlook that has little or no expectation of higher future interest rates or higher rates of inflation. For banks, the presence of a flat yield curve for a prolonged or sustained period could measurably lower expectations for expanding the net interest margin.

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

At December 31, 2007, our lending limit per borrower was approximately $7,600,000, or 15% of our capital. Accordingly, the size of loans that we can offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limit. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

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

Third Party Risk

Third parties provide key components of the business infrastructure such as internet connections and network access. Any disruption in Internet, network access or other voice or data communication services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could affect adversely the ability to deliver products and services to clients and otherwise to conduct business. Technological or financial difficulties of a third party service provider could adversely affect the business to the extent those difficulties result in the interruption or discontinuation of services provided by that party.

Technology Risk

The market for financial services is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking and telebanking. Our ability to compete successfully in our markets may depend on the extent to which we are able to exploit such technological changes. However, we can provide no assurance that we will be able to properly or timely anticipate or implement such technologies or properly train our staff to use such technologies. Any failure to adapt to new technologies could adversely affect our business, financial condition or operating results.

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

Internal and Controls and Procedures

Management diligently reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by QNB in reports filed or submitted under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Management believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Any undetected circumvention of these controls could have a material adverse impact on QNB’s financial condition and results of operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

QNB Bank and QNB Corp.’s main office is located at 15 North Third Street, Quakertown, Pennsylvania. QNB Bank conducts business from its main office and seven other retail offices located in upper Bucks, southern Lehigh, and northern Montgomery counties in Pennsylvania. QNB Bank owns its main office, two retail locations, its operations facility and a computer facility. QNB Bank leases its remaining five retail properties. The leases on the properties generally contain renewal options. In management’s opinion, these properties are in good condition and are currently adequate for QNB’s purposes.

The following table details QNB Bank’s properties:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

QNB common stock is traded in the over-the-counter (OTC) market. Quotations for QNB common stock appear in the pink sheets published by the National Quotations Bureau, Inc. QNB had approximately 1,158 shareholders of record as of February 29, 2008.

The following table sets forth the high and low bid and ask stock prices for QNB common stock on a quarterly basis during 2007 and 2006. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

					Cash
	High		Low		Dividend
	Bid	Ask	Bid	Ask	Per Share
2007
First Quarter	$25.60	$26.00	$23.55	$23.68	$.22
Second Quarter	24.15	26.00	22.15	22.80	.22
Third Quarter	26.75	27.00	23.02	24.00	.22
Fourth Quarter	24.95	25.25	22.83	23.50	.22

2006
First Quarter	$27.00	$28.00	$25.10	$25.50	$.21
Second Quarter	26.35	29.00	25.85	26.00	.21
Third Quarter	26.50	29.00	24.35	24.50	.21
Fourth Quarter	26.75	27.50	24.40	25.25	.21

QNB has traditionally paid quarterly cash dividends on the last Friday of each quarter. The Company expects to continue the practice of paying quarterly cash dividends to its shareholders; however, future dividends are dependent upon future earnings. Certain laws restrict the amount of dividends that may be paid to shareholders in any given year. See “Capital Adequacy,” found on page 38 of this Form 10-K filing, and Note 21 of the Notes to Consolidated Financial Statements, found on page 70 of this Form 10-K filing, for the information that discusses and quantifies this regulatory restriction.

Stock Performance Graph

Set forth on the following page is a performance graph comparing the yearly cumulative total shareholder return on QNB’s common stock with:

•	the yearly cumulative total shareholder return on stocks included in the NASDAQ Market Index, a broad market index,

•
the yearly cumulative total shareholder return on the SNL $500M to $1B Bank Index, a group encompassing publicly traded banking companies trading on the NYSE, AMEX, or NASDAQ with assets between $500 million and $1 billion,

•
the yearly cumulative total shareholder return on the SNL Mid-Atlantic Bank Index, a group encompassing publicly traded banking companies trading on the NYSE, AMEX, or NASDAQ headquartered in Delaware, District of Columbia, Maryland, New Jersey, New York, Pennsylvania, and Puerto Rico.

All of these cumulative total returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years.

QNB Corp.

		Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
QNB Corp.	100.00	154.98	153.94	129.29	126.04	125.62
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL $500M-$1B Bank Index	100.00	144.19	163.41	170.41	193.81	155.31
SNL Mid-Atlantic Bank Index	100.00	142.18	150.59	153.26	183.94	139.10

Source : SNL Financial LC, Charlottesville, VA

Equity Compensation Plan Information

Equity Compensation Plan Information

The following table summarizes QNB’s equity compensation plan information as of December 31, 2007. Information is included for both equity compensation plans approved by QNB shareholders and equity compensation plans not approved by QNB shareholders.

			Number of shares
	Number of shares	Weighted-average	available for future
	to be issued upon	exercise price of	issuance under equity
	exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	[excluding securities
	warrants and rights	and rights	reflected in column (a)]
Plan Category	(c)	(a)	(b)
Equity compensation plans approved by QNB shareholders
1998 Stock Option Plan	177,623	$19.84	5,436
2005 Stock Option Plan	26,300	25.44	173,700
2006 Employee Stock Purchase Plan	-	-	15,116
Equity compensation plans not approved by QNB shareholders
None	-	-	-

Totals	203,923	$20.56	194,252

ITEM 6. SELECTED FINANCIAL AND OTHER DATA (in thousands, except share and per share data)

Year Ended December 31,	2007	2006	2005	2004	2003
Income and Expense
Interest income	$35,305	$32,002	$28,272	$25,571	$25,139
Interest expense	17,738	15,906	11,988	9,506	9,754

Net interest income	17,567	16,096	16,284	16,065	15,385
Provision for loan losses	700	345	-	-	-
Non-interest income	907	3,937	3,262	4,685	4,198
Non-interest expense	14,441	13,234	13,102	12,843	12,681
Income before income taxes	3,333	6,454	6,444	7,907	6,902
Provision for income taxes	286	1,034	1,398	1,704	1,254

Net income	$3,047	$5,420	$5,046	$6,203	$5,648

Share and Per Share Data
Net income - basic	$.97	$1.73	$1.63	$2.00	$1.83
Net income - diluted	.96	1.71	1.59	1.95	1.79
Book value	16.99	16.11	15.00	14.78	14.03
Cash dividends	.88	.84	.78	.74	.66
Average common shares outstanding - basic	3,130,179	3,124,724	3,101,754	3,096,360	3,091,640
Average common shares outstanding - diluted	3,174,873	3,176,710	3,174,647	3,178,152	3,153,305
Balance Sheet at Year-end
Federal funds sold	-	$11,664	-	$3,159	$4,532
Investment securities available-for-sale	$191,552	219,818	$233,275	267,561	260,631
Investment securities held-to-maturity	3,981	5,021	5,897	6,203	12,012
Non-marketable equity securities	954	3,465	3,684	3,947	3,810
Loans held-for-sale	688	170	134	312	1,439
Loans, net of unearned income	381,016	343,496	301,349	268,048	232,127
Allowance for loan losses	(3,279)	(2,729)	(2,526)	(2,612)	(2,929)
Other earning assets	579	778	1,018	981	849
Total assets	609,813	614,539	582,205	583,644	550,831
Deposits	494,124	478,922	458,670	466,488	438,639
Borrowed funds	58,990	82,113	74,596	68,374	65,416
Shareholders’ equity	53,251	50,410	46,564	45,775	43,440

Selected Financial Ratios
Net interest margin	3.32%	3.12%	3.24%	3.32%	3.40%
Net income as a percentage of:
Average total assets	.51	.91	.86	1.10	1.07
Average shareholders’ equity	5.94	10.89	10.83	14.43	14.38
Average shareholders’ equity to average total assets	8.51	8.37	7.98	7.64	7.46
Dividend payout ratio	90.42	48.45	47.96	36.95	36.15

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Overview

QNB Corp. (QNB or “the Company”) earns its net income primarily, through its subsidiary, QNB Bank (the Bank). Net interest income, or the spread between the interest, dividends and fees earned on loans and investment securities and the expense incurred on deposits and other interest-bearing liabilities, is the primary source of operating income for QNB. QNB seeks to achieve sustainable and consistent earnings growth while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk levels approved by the Board of Directors. Due to its limited geographic area, comprised principally of upper Bucks, southern Lehigh and northern Montgomery counties, growth is pursued through expansion of existing customer relationships and building new relationships by stressing a consistent high level of service at all points of contact.

Net income for the year ended December 31, 2007 was $3,047,000, a decrease from net income of $5,420,000 reported in 2006. In 2005, QNB reported net income of $5,046,000. These results represent basic net income per share of $.97, $1.73 and $1.63 for the years 2007, 2006 and 2005, respectively. On a diluted basis, net income per share was $.96, $1.71 and $1.59 for the same three years, respectively.

The results for two of the three years, 2007 and 2005, were impacted by decisions made by Management and the Board, in an effort to improve the Company’s long-term financial results, and by the application of investment accounting rules related to other-than-temporary impairment.

The results for 2007 were impacted by the Company’s decision in April to restructure its balance sheet by prepaying $50,000,000 of higher costing Federal Home Loan Bank (FHLB) advances and by selling approximately $92,000,000 of lower yielding investment securities. The prepayment of the FHLB advances resulted in the recognition of an after-tax charge of $488,000 ($740,000 pre-tax), or $.16 per share on a diluted basis, in the second quarter. The investment securities sold had been identified as other-than-temporarily impaired in the first quarter of 2007. As a result of this classification, QNB recognized an after-tax charge of $1,820,000 ($2,758,000 pre-tax), or $.57 per share on a diluted basis, in the first quarter. Excluding the impact of the impairment charge and the prepayment penalty, net income for 2007 would have been $5,355,000, or $1.69 per share on a diluted basis.

The purposes of the balance sheet restructuring transactions were to improve the Company’s net interest margin on a going-forward basis, to increase net interest income and net income and improve the Company’s interest rate risk profile. The investment securities sold were yielding approximately 4.26% while the FHLB advances had a cost of 5.55%. The proceeds from the sale of these securities were used to purchase $63,524,000 in investment securities yielding 5.51%. QNB replaced half of the FHLB borrowings with a $25,000,000 repurchase agreement at a cost of 4.78%. By increasing the yield on the asset side and by reducing the cost on the liability side, QNB was able to improve its net interest margin and increase net interest income. From an interest rate risk perspective, the securities sold were primarily bonds that had significant prepayment risk in a declining interest rate environment, while the FHLB borrowings were largely comprised of convertible advances that would convert from a fixed-rate to a higher floating rate in a rising rate environment. The decision to restructure the balance sheet contributed to the improvement in the net interest margin from 3.12% for 2006 to 3.32% for 2007. Comparing the fourth quarter of 2007 to the same period in 2006, the net interest margin improved from 3.01% to 3.40%, a better indication of the positive results achieved from these transactions.

The results for 2005 were significantly impacted by a $1,253,000 pre-tax unrealized loss as an other-than-temporary impairment charge related to certain Fannie Mae (FNMA) and Freddie Mac (FHLMC) preferred stock issues recorded in accordance with U.S. generally accepted accounting principles (GAAP). On an after-tax basis, the charge was approximately $1,017,000, or $.32 per share diluted.

Two important measures of profitability in the banking industry are an institution’s return on average assets and return on average shareholders’ equity. Return on average assets and return on average shareholders’ equity were .51% and 5.94%, respectively, in 2007, compared with .91% and 10.89%, respectively, in 2006 and .86% and 10.83%, respectively, in 2005.

2007 versus 2006

In addition to the restructuring transaction discussed above, the results for 2007 compared with 2006 included the following significant components:

Net interest income increased $1,471,000, or 9.1%, to $17,567,000.

•
The Federal Reserve Bank Board in response to liquidity issues in the world’s financial markets, a nationwide housing slowdown and growing concerns of a possible recession lowered the Federal funds target rate three times, reducing the rate from 5.25% at December 31, 2006 to 4.25% at December 31, 2007. The yield curve changed from being inverted with short-term rates higher than mid and long-term rates to a curve that is close to historic averages. At the end of 2006 the two-year Treasury note was at 4.82%, 11 basis points higher than the ten-year Treasury note. At the end of 2007, the two-year note was more than 175 basis points lower than the same period in 2006 and was nearly 100 basis points below the ten-year note’s yield at December 31, 2007.

•
The net interest margin improved 20 basis points to 3.32% as the positive impact of the balance sheet restructuring and the continued strong growth in commercial loans took hold. However, competition for deposits, particularly short-term time deposits and money market accounts, remained fierce and kept rates on these products high, resulting in an increase in QNB’s cost of funds.

•
A 2.0% increase in average earning assets, along with the continued shift in the balance sheet from lower yielding investment securities to higher yielding loans helped offset the increase in QNB’s cost of funds.

•
The average balance of loans increased 12.6% while average investment securities decreased 11.9%. Contributing to the decline in average investment security balances was the $25,000,000 reduction in long-term debt that was part of the balance sheet restructuring in April 2007. Proceeds from the sale of the investments were used to payoff the borrowings from the FHLB.

•
Average deposits increased $26,949,000, or 5.8%, with most of the growth occurring in short maturity time deposits. Average short-term borrowings, primarily commercial sweep accounts, increased $1,457,000, or 6.8%, while average long-term debt, which includes FHLB advances and term repurchase agreements decreased $22,169,000, or 40.4%.

QNB recorded a provision for loan losses of $700,000 for 2007, compared with $345,000 for 2006.

•	The increase in the provision for loan losses reflects the increase in non-performing loans and delinquent loans resulting from a slowing economy, as well as the inherent risk related to loan growth.

•
Total non-performing loans, which represent loans on non-accrual status and loans past due more than 90 days, were $1,615,000, or .42% of total loans, at December 31, 2007, compared with $425,000, or .12% of total loans at December 31, 2006.

•	The allowance for loan losses of $3,279,000 represents .86% of total loans at December 31, 2007 compared to $2,729,000 or .79% of total loans at December 31, 2006.

Non-interest income declined $3,030,000 to $907,000 for 2007

•
QNB reported net losses on the sale or impairment of investment securities of $2,815,000 in 2007, compared to net gains of $262,000 recorded in 2006. Included in the 2007 loss was $2,758,000 resulting from the restructuring transaction described previously. During the fourth quarter of 2007, as a result of the declining stock market, equity securities were sold resulting in a loss of $146,000. In addition, other securities were impaired at a loss of $200,000. Included in realized gains in 2006 were net gains of $366,000 on the sale of equity securities from QNB’s portfolio and net losses of $104,000 from the sale of debt and equity securities at the Bank. During the fourth quarter of 2006, QNB repositioned the fixed-income investment portfolio by selling some lower-yielding securities at a loss of $250,000 and reinvesting those proceeds into higher-yielding investment securities.

•
Net gains on the sale of residential mortgage loans increased by $45,000, to $109,000, reflecting a slight pick-up in mortgage originations during the second half of 2007 resulting from the reduction in market interest rates, particularly conventional mortgage rates.

•	ATM and debit card income continued its strong growth increasing $86,000, or 11.1%, to $858,000, in 2007.

•
Retail brokerage income declined $71,000 when comparing 2007 to 2006 as QNB changed its Raymond James relationship from an independent branch employing a branch manager to a third party revenue sharing arrangement. As a result of the change in relationship there were savings realized in personnel related expenses.

Non-interest expense increased $1,207,000, or 9.1%, to $14,441,000.

•
The loss on the prepayment of FHLB advances, discussed previously as part of the balance sheet restructuring transaction, contributed $740,000 to the increase in non-interest expense. QNB’s portion of VISA litigation settlement costs recorded in the fourth quarter of 2007 was $55,000. It is anticipated that QNB will recover the $55,000 as part of VISA’s plan to undergo an initial public offering in 2008. Excluding the FHLB prepayment penalty and the cost of the VISA settlement, total non-interest expense increased 3.1% when comparing 2007 to 2006.

•
Salary and benefit expense increased $144,000, or 2.0%, in 2007 to $7,464,000. The number of full-time equivalent employees decreased by one, when comparing 2007 to 2006 which was offset by merit increases.

•	Net occupancy and furniture and fixture expense increased $117,000, or 5.3%, due to higher branch rent expense (including common area maintenance costs) utility costs and equipment maintenance costs.

•	Marketing expense increased $49,000, or 7.5%, in 2007, primarily in response to costs associated with rebranding the new name, QNB Bank.

•
The provision for income taxes and effective tax rate for 2007 was $286,000 and 8.6%, compared with $1,034,000 and 16.0% for 2006, respectively. Included in income tax expense for 2006 was the reversal of a $209,000 tax valuation allowance, initially recorded in 2005, related to impaired securities. Excluding the impact of the valuation allowance, the effective tax rate for 2006 was 19.3%. The primary reason for the 2007 decreases in income tax expense and effective tax rate in comparison to 2006 was the lower amount of taxable income and, as a result, a higher proportion of pre-tax income was comprised of tax-exempt income from loans and securities.

2006 versus 2005

In addition to the impairment charge recorded in 2005 as described above, the results for 2006 compared with 2005 included the following significant components:

Net interest income decreased $188,000, or 1.2% to $16,096,000.

•
The Federal Reserve Bank Board raised the Federal funds target rate four times, taking the rate from 4.25% to 5.25% at June 30, 2006. The target rate stayed at 5.25% for the remainder of 2006. Short-term rates increased more than mid- and long-term interest rates, resulting in a further inversion of the yield curve.

•
The net interest margin declined 12 basis points to 3.12%. The shape of the yield curve, as well as rate competition for loans and deposits resulted in the cost of funds increasing at a faster pace than the rates earned on loans and investment securities. The structure of QNB’s balance sheet, which is comprised primarily of fixed-rate investments and loans and funding sources with relatively short-term repricing characteristics also contributed to the decline in the net interest margin.

•
A 2.5% increase in average earning assets, along with the continued shift in the balance sheet from lower yielding investment securities to higher yielding loans helped offset the decline in net interest income and the net interest margin.

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

•
The average balance of loans increased by 16.2% while average investment securities decreased by 12.7%. Average deposits increased by .1%, while average short-term borrowings, primarily commercial sweep accounts, increased $6,827,000, or 46.6%. From December 31, 2005 to December 31, 2006, total deposits increased 4.4%, reflecting strong growth in the fourth quarter of 2006.

QNB recorded a provision for loan losses of $345,000, its first provision in six years.

•
While asset quality remained excellent, strong growth in the loan portfolio, combined with small increases in net charge-offs, non-accrual loans and delinquent loans prompted the increase in the allowance for loan losses through a charge to the provision for loan losses.

•	Total non-performing loans were $425,000, or .12% of total loans, at December 31, 2006, compared with $14,000, or .005% of total loans, at December 31, 2005.

Non-interest income increased $675,000, or 20.7%, to $3,937,000.

•
As mentioned previously, QNB reported a net gain on the sale of investment securities of $262,000 in 2006, compared to net gains of $526,000 in 2005, excluding the impairment loss during 2005 of $1,253,000.

•	Non-interest income in 2005 included a $210,000 gain on the liquidation of assets relinquished by a borrower in 2004, $62,000 in life insurance proceeds and $45,000 in a sales tax refund.

•	Net gains on the sale of loans decreased by $81,000, to $64,000, reflecting a slow down in residential mortgage activity as rates increased and the housing market softened.

•	ATM and debit card income continued its strong growth increasing $85,000, or 12.4%, to $772,000, in 2006.

Non-interest expense increased $132,000, or 1.0%, to $13,234,000.

•
Salary expense increased $9,000, or .2%, in 2006 to $5,902,000. Included in salary expense in 2006 was $118,000 of stock option expense associated with the adoption of FASB No. 123R and $59,000 in incentive compensation, while 2005 salary expense included $106,000 of severance costs. There was no incentive compensation paid in 2005. Excluding the impact of the stock option expense and incentive compensation in 2006 and the severance costs in 2005, salary expense decreased $62,000, or 1.1%. The number of full-time equivalent employees decreased by four when comparing 2006 to 2005.

•
Net occupancy and furniture and fixture expense decreased $72,000, or 3.2%, as higher utility costs, building repairs and maintenance expense, building taxes and equipment maintenance costs were offset by a decrease in depreciation and amortization expense on furniture and equipment. During 2006, QNB opened its new loan center.

•	Marketing expense increased $52,000, or 8.7%, in 2006 with advertising expenditures increasing $35,000 and donations increasing $21,000.

The effective tax rate for 2006 was 16.0%, compared with 21.7% for 2005.

•
Included in 2006 was the reversal of a $209,000 tax valuation allowance recorded in 2005 related to impaired securities. Excluding the impact of the valuation allowance in both years, the effective tax rates were 19.3% and 18.5% for 2006 and 2005, respectively.

These items, as well as others, will be explained more thoroughly in the next sections.

Net Interest Income

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the years ended December 31, 2007, 2006 and 2005.

Net Interest Income

December 31,	2007	2006	2005
Total interest income	$35,305	$32,002	$28,272
Total interest expense	17,738	15,906	11,988
Net interest income	17,567	16,096	16,284
Tax equivalent adjustment	1,420	1,436	1,476
Net interest income (fully taxable equivalent)	$18,987	$17,532	$17,760

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

For purposes of this discussion, interest income and the average yield earned on loans and investment securities are adjusted to a tax-equivalent basis as detailed in the table that appears on page 18. This adjustment to interest income is made for analysis purposes only. Interest income is increased by the amount of savings of Federal income taxes, which QNB realizes by investing in certain tax-exempt state and municipal securities and by making loans to certain tax-exempt organizations. In this way, the ultimate economic impact of earnings from various assets can be more easily compared.

The net interest rate spread is the difference between average rates received on earning assets and average rates paid on interest-bearing liabilities, while the net interest margin, which includes interest-free sources of funds, is net interest income expressed as a percentage of average interest-earning assets.

The interest rate graph below and the discussion of interest rate movements that follows will help explain the changes in net interest income and the net interest margin for the reported periods.

The economy in 2005 was strong, with GDP growth of approximately 4.0%, steady employment growth and a confident consumer. However, there were several issues, including the impact of rapidly rising oil prices, the devastation caused by several hurricanes, the fear of inflation and a potential housing bubble that caused concern. The flattening of the yield curve continued during the year, including several points of inversion by the end of 2005. The Federal Reserve Board continued its “measured pace” strategy by raising the Federal funds rate eight times, or 200 basis points, bringing the overnight rate to 4.25% at the end of 2005. As the Federal funds rate increased, the increase in other short-term rates continued to outpace the increase in longer-term rates. The rates on the two-year Treasury bond increased by about 130 basis points, to 4.41%, while the ten-year rate only increased by 12 basis points, to 4.39%.

2006 was a year of unpredictability and an uncertain economic outlook. With a new Chairman in place, the Federal Reserve raised its target rate four more times by the end of June, bringing the Federal funds rate to 5.25%, where it stayed for the remainder of the year. Oil prices were volatile during the year, but ended 2006 about where they ended 2005. The housing market slowed significantly during 2006. This, along with slower growth in GDP, shifted the market sentiment that the next Federal Reserve move would be an easing of the Federal funds rate, not a tightening. The yield curve inversion which started at the end of 2005 worsened in 2006. While yields on maturities less than six months increased by almost 100 basis points, the yields on the two-year and ten-year Treasuries increased by only 41 basis points and 32 basis points, to close 2006 at 4.82% and 4.71%, respectively. This inversion cycle which passed historic averages for duration and neared historic extremes for slope came to an end in 2007.

These market expectations held true in 2007 as the Federal Reserve in response to liquidity issues in the world’s financial markets, a nationwide housing slowdown and growing concerns of a possible recession lowered the Federal funds target rate three times. The rate was reduced from 5.25% at December 31, 2006 to 4.25% at December 31, 2007. The yield curve changed from being inverted to a curve that is close to historic averages. At the end of 2007, the two-year rate was at 3.05%, more than 170 basis points lower than where it finished 2006 and nearly 100 basis points below the ten-year note’s yield of 4.04%.

On a fully tax-equivalent basis, net interest income for 2007 increased $1,455,000, or 8.3%, to $18,987,000. Over this same period the net interest margin increased 20 basis points to 3.32% and average earning assets grew 2.0%. The increase in net interest income, as well as the improvement in the net interest margin, is

Average Balances, Rates, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	2007			2006			2005
	Average	Average		Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest	Balance	Rate	Interest
Assets

Federal funds sold	$6,252	5.11%	$320	$6,915	5.17%	$357	$5,500	3.20%	$176

Investment securities:
U.S. Treasury	5,088	4.74	241	5,856	3.95	231	6,169	2.29	141
U.S. Government agencies	32,845	5.58	1,832	31,660	4.88	1,544	35,003	3.81	1,334
State and municipal	39,878	6.60	2,631	43,425	6.62	2,874	52,641	6.50	3,423
Mortgage-backed and CMOs	102,730	5.19	5,328	123,676	4.32	5,339	136,479	4.20	5,728
Other	18,683	6.00	1,121	21,576	6.31	1,361	28,681	5.73	1,643
Total investment securities	199,224	5.60	11,153	226,193	5.02	11,349	258,973	4.74	12,269
Loans:
Commercial real estate	166,818	6.82	11,376	144,519	6.58	9,512	125,623	6.20	7,794
Residential real estate*	24,755	5.96	1,475	26,364	5.91	1,559	25,372	5.87	1,490
Home equity loans	69,340	6.51	4,514	66,933	6.36	4,255	60,865	5.94	3,616
Commercial and industrial	61,462	7.28	4,476	49,640	7.17	3,561	45,967	6.26	2,879
Indirect lease financing	13,471	9.48	1,277	9,931	9.16	910	2,564	9.23	237
Consumer loans	4,722	10.40	491	5,220	9.27	484	5,321	8.84	470
Tax-exempt loans	23,780	6.14	1,461	21,114	5.86	1,237	12,839	5.34	685

Total loans, net of unearned income	364,348	6.88	25,070	323,721	6.65	21,518	278,551	6.16	17,171

Other earning assets	2,723	6.68	182	4,612	4.65	214	4,688	2.81	132
Total earning assets	572,547	6.41	36,725	561,441	5.96	33,438	547,712	5.43	29,748
Cash and due from banks	11,299			15,606			19,476
Allowance for loan losses	(2,875)			(2,549)			(2,587)
Other assets	21,630			20,077			18,983

Total assets	$602,601			$594,575			$583,584

Liabilities and Shareholders’ Equity

Interest-bearing deposits:
Interest-bearing demand	$99,429	2.28%	2,266	$100,973	2.30%	2,322	$95,487	1.29%	1,229
Money market	52,129	3.01	1,569	50,800	2.92	1,484	52,080	1.76	917
Savings	44,780.39		176	48,377.39		190	53,671.39		211
Time	184,643	4.52	8,348	163,994	3.78	6,202	161,801	3.03	4,906
Time over $100,000	60,238	4.76	2,866	47,372	4.01	1,900	45,926	3.08	1,415
Total interest-bearing deposits	441,219	3.45	15,225	411,516	2.94	12,098	408,965	2.12	8,678

Short-term borrowings	22,930	3.53	809	21,473	3.43	736	14,646	2.21	323
Long-term debt	32,732	5.21	1,704	54,901	5.60	3,072	55,000	5.43	2,987
Total interest-bearing liabilities	496,881	3.57	17,738	487,890	3.26	15,906	478,611	2.50	11,988

Non-interest bearing deposits	50,942			53,696			55,623
Other liabilities	3,479			3,229			2,770
Shareholders’ equity	51,299			49,760			46,580

Total liabilities and shareholders’ equity	$602,601			$594,575			$583,584

Net interest rate spread		2.84%			2.70%			2.93%

Margin/net interest income		3.32%	$18,987		3.12%	$17,532		3.24%	$17,760

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.
Non-accrual loans are included in earning assets.

* Includes loans held-for-sale.

Rate-Volume Analysis of Changes in Net Interest Income (1) (2) (3)

	2007 vs. 2006			2006 vs. 2005
	Change due to		Total	Change due to		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Federal funds sold	$(33)	$(4)	$(37)	$45	$136	$181
Investment securities available-for-sale:
U.S. Treasury	(30)	40	10	(7)	97	90
U.S. Government agencies	57	231	288	(127)	337	210
State and municipal	(234)	(9)	(243)	(599)	50	(549)
Mortgage-backed and CMOs	(904)	893	(11)	(538)	149	(389)
Other	(183)	(57)	(240)	(407)	125	(282)
Loans:
Commercial real estate	1,468	396	1,864	1,172	546	1,718
Residential real estate	(95)	11	(84)	58	11	69
Home equity loans	152	107	259	360	279	639
Commercial and industrial	849	66	915	230	452	682
Indirect lease financing	324	43	367	680	(7)	673
Consumer loans	(46)	53	7	(9)	23	14
Tax-exempt loans	156	68	224	441	111	552
Other earning assets	(87)	55	(32)	(3)	85	82

Total interest income	1,394	1,893	3,287	1,296	2,394	3,690
Interest expense:
Interest-bearing demand	(35)	(21)	(56)	70	1,023	1,093
Money market	39	46	85	(23)	590	567
Savings	(14)	—	(14)	(21)	—	(21)
Time	780	1,366	2,146	67	1,229	1,296
Time over $100,000	517	449	966	44	441	485
Short-term borrowings	49	24	73	151	262	413
Long-term debt	(1,240)	(128)	(1,368)	(6)	91	85

Total interest expense	96	1,736	1,832	282	3,636	3,918

Net interest income	$1,298	$157	$1,455	$1,014	$(1,242)	$228

(1)	Loan fees have been included in the change in interest income totals presented. Non-accrual loans have been included in average loan balances.

(2)	Changes due to both volume and rates have been allocated in proportion to the relationship of the dollar amount change in each.

(3)	Interest income on loans and securities is presented on a taxable equivalent basis.

primarily a reflection of the balance sheet restructuring entered into in April 2007 and discussed previously. The sale of low yielding investment securities and the reinvestment of most of those proceeds into higher yielding securities contributed to the increase in the tax-equivalent yield on the investment portfolio. The average yield on investment securities for 2007 was 5.60%, an increase of 58 basis points from the 5.02% reported in 2006. On the funding side, the replacement of higher costing FHLB advances with lower costing repurchase agreements resulted in a reduction in the average rate paid on long-term debt from 5.60% during 2006 to 5.21% for 2007. Also contributing to the increase in net interest income, and the improvement in the net interest margin, was the continued shift in earning assets from investment securities to higher yielding commercial loans. This shift, along with the growth in earning assets, has helped offset the continued pressure on the net interest margin from higher funding costs resulting from the strong competition for deposits, particularly short-term time deposits and money market accounts.

The Rate-Volume Analysis table, as presented on a tax-equivalent basis above, highlights the impact of changing rates and volumes on total interest income and interest expense. Total interest income increased $3,287,000, or 9.8%, in 2007, to $36,725,000. The increases in interest income attributable to volume and rate were $1,394,000 and $1,893,000, respectively. The yield on earning assets on a tax-equivalent basis was 6.41% for 2007, compared to 5.96% for 2006.

Interest income on investment securities decreased $196,000 for 2007. Average balances decreased $26,969,000, or 11.9%, resulting in a reduction in interest income of $1,294,000. The lower average balance of securities is the result of both the deleveraging of the balance sheet through the reduction of long-term debt as part of the restructuring transaction as well as the continued growth in commercial loans. As noted above, the average yield earned on the portfolio increased 58 basis points contributing an additional $1,098,000 in interest income. Interest income on U.S. Government bonds increased $288,000 as the yield on these securities increased from 4.88% in 2006 to 5.58% in 2007. This category of investments was included as part of the restructuring transaction. Mortgage-backed securities and CMO’s were also included in the transaction. The yield on this category increased from 4.32% for 2006 to 5.19% for 2007 and contributed an additional $893,000 in interest income. This impact was offset by a $20,946,000, or 16.9%, reduction in average balances resulting in a reduction in income of $904,000. Income on tax-exempt state and municipal securities declined by $243,000 as the average balance decreased $3,547,000 or 8.2%. QNB was not an active buyer in this market in 2007. The category of other securities includes corporate bonds, floating rate trust preferred securities and equity securities. Interest on these investment securities declined by $240,000, with lower volume accounting for $183,000 of the decline. Average balances declined by $2,893,000, or 13.4%, between 2006 and 2007.

Interest income on loans increased $3,552,000, or 16.5%, to $25,070,000 while the yield on loans improved 23 basis points to 6.88%. The impact of higher interest rates produced an increase in interest income from loans of $744,000, while a 12.6% increase in average balances resulted in an increase in interest income of $2,808,000. The portfolio of commercial loans secured by real estate contributed the largest increase with volume related income increasing $1,468,000 and rate related income increasing $396,000. Average loans in this category increased 15.4% while the average yield on the portfolio increased 24 basis points to 6.82%. Income from commercial and industrial loans increased $915,000 with volume growth accounting for $849,000 of the increase and rate contributing $66,000. The yield on commercial and industrial loans increased from 7.17% in 2006 to 7.28% in 2007. The impact on income from rates and the yield on these categories of loans was tempered by the lowering of the Prime lending rate by a total of 100 basis points during the last three and a half months of 2007. Some commercial real estate loans and the majority of commercial and industrial loans have adjustable-rates or floating-rates indexed to Prime, and therefore the Bank benefited when interest rates increased during 2005 and 2006 but has been hindered as rates fell. The average prime rate for 2007 was 8.01%, an increase of five basis points from the average for 2006.

Tax-exempt loan income increased $224,000 with an increase in average balances contributing $156,000. The average balance of tax-exempt loans increased $2,666,000 when comparing the two years. The yield on tax-exempt loans increased from 5.86% for 2006 to 6.14% for 2007. The impact of both the origination of new loans at higher rates along with the repricing of existing loans at higher rates contributed to this increase in yield. Income from indirect lease financing receivables increased $367,000 with volume accounting for most of the increase. Average balances increased from $9,931,000 for 2006 to $13,471,000 for 2007, while the average yield increased from 9.16% to 9.48% during the same time period. The increase in average balances reflects the timing of when these loans were recorded in 2006. The balance of outstanding indirect lease financing loans has been relatively stable over 2007 as new originations have replaced pay-downs. The balance of these loans at December 31, 2007 and 2006 was $13,431,000 and $13,405,000, respectively. The origination of these loans has been hurt by the slowdown in the economy and the industries that typically use this type of financing.

Income from residential mortgage loans decreased $84,000 while income from home equity loans increased $259,000. Residential mortgage activity slowed during 2006 and 2007 as the housing market softened and home values stabilized or declined. With the relatively low rate environment, QNB has chosen to sell most of its originated mortgages in the secondary market. The pace of home equity loan activity has also slowed. Average home equity loans increased $2,407,000, or 3.6%, while the average rate earned increased from 6.36% to 6.51%. Average home equity growth was 10.0% in 2006. Home equity loans tend to be less costly to the consumer to originate than mortgage loans. In addition, consumers who had refinanced their mortgages when rates were at historic lows did not want to lose that low rate on their first mortgage by refinancing again and opted to borrow using home equity loans. Some of the increase in the yield on home equity loans relates to home equity lines of credit which are indexed to Prime. As the Prime rate increased in 2005 and 2006, many borrowers paid off their floating rate lines with fixed rate home equity loans at lower rates. With the drop in Prime rate at the end of 2007 and the anticipation of further cuts in 2008, it is likely that the floating rate lines will become the product of choice again.

While total interest income increased $3,287,000, or 9.8%, in 2007, total interest expense increased $1,832,000, or 11.5%, to $17,738,000. The impact of higher interest rates contributed $1,736,000 of the total increase in interest expense. The rate paid on total interest-bearing liabilities increased to 3.57% in 2007 from 3.26% in 2006, while the rate paid on interest-bearing deposit accounts increased to 3.45% in 2007 from 2.94% in 2006. The increase in interest expense and the average rate paid on deposits was primarily the result of an increase in average balances and rates paid on time deposits. Interest expense and the rate paid on time deposits increased the most because these accounts are more reactive to changes in market interest rates and competition. Interest expense on time deposits increased $3,112,000, with average balances increasing $33,515,000, or 15.9%, and contributing $1,297,000 to the increase in expense. The average rate paid on time deposits increased from 3.83% for 2006 to 4.58% for 2007 and resulted in an additional $1,815,000 in interest expense.

Like fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. Approximately 78.2% or $199,383,000 of time deposits at December 31, 2007 will reprice or mature over the next 12 months.

As mentioned previously, the competition for deposits, and especially time deposits, led to significantly higher rates paid on these products. Like other financial institutions, QNB, as a result of consumer demand and the need to retain deposits, offered relatively short maturity time deposits at attractive rates. Most consumers were looking for short maturity time deposits in anticipation of short-term rates continuing to increase. With the turn in interest rates to the downside, especially after December 31, 2007, the rates paid on time deposits have declined. This should result in a reduction in interest expense and the rate paid on these time deposits during 2008. The key will be to retain these deposits at lower rates.

Partially offsetting the increase in interest expense on time deposits was a $1,368,000 reduction in interest expense on long-term debt. As a result of the balance sheet restructuring and the maturity of $2,000,000 of floating rate FHLB borrowings, the average balance of long-term debt decreased from $54,901,000 for 2006 to $32,732,000 for 2007. This reduction in balances resulted in a reduction of interest expense of $1,240,000. The average rate paid on long-term debt decreased from 5.60% to 5.21% when comparing the same periods, resulting in a reduction in interest expense of $128,000. While interest rates on deposits accounts have been slow to react to the decline in the Federal funds rate and in treasury rates, rates on wholesale funding have declined significantly. As a result, QNB may consider this type of funding as an alternative to higher costing time deposits and municipal deposits.

Interest expense on interest-bearing demand accounts decreased $56,000 resulting from slightly lower interest rates and volumes. The average rate paid on these accounts decreased two basis points from 2.30% to 2.28% while average balances declined $1,544,000, or 1.5%. Approximately 44.2% of the average balances of interest-bearing demand accounts for 2007 were municipal and school district deposits compared with 45.5% in 2006. The rates paid on these accounts are generally indexed to the Federal funds rate, so the rate paid on these accounts and related interest expense should decline in 2008.

Interest expense on money market accounts increased $85,000, with an increase in balances contributing $39,000 in additional expense and an increase in rate accounting for $46,000. Average money market account balances increased $1,329,000, or 2.6%, while the rate paid increased from 2.92% in 2006 to 3.01% in 2007. During 2006, the primary money market product offered was the Treasury Select product which was indexed to percentage of the 91-day Treasury bill rate based on balances in the account. The rate on this product increased as short-term interest rates increased. In addition, in response to competition, QNB promoted a 4.00% minimum rate on this product for new accounts with balances over $10,000 or for existing accounts with additional deposits of $5,000. This 4.00% promotional rate was offered for most of 2006 and was above the calculated rate under the terms of this product. In 2007, the Treasury Select money market account was changed to the Select money market account, and the rate on this product is no longer indexed to the 91-day Treasury bill but is determined by QNB. However, because of the continued strong competition for these deposits, QNB maintained a rate close to 4.00% for balances over $75,000 for most of 2007.

Interest expense on short-term borrowings increased $73,000 in 2007, to $809,000, both as a result of increases in rates paid and average balances. The average rate paid increased from 3.43% for 2006 to 3.53% for 2007, while average balances increased $1,457,000 or 6.8% to $22,930,000. Average short-term repurchase agreements (a sweep product for commercial customers), increased from $19,755,000 in 2006 to $21,700,000 in 2007. While not directly indexed to the Federal funds rate these rates move closely with this rate and therefore the rate paid on these liabilities should decline in 2008.

When comparing 2006 to 2005, net interest income on a fully tax-equivalent basis declined $228,000, or 1.3%, to $17,532,000. Prior to 2006, the growth in earning assets over the previous five years was able offset the decline in the net interest margin. In 2006, the 2.5% increase in average earning assets could not offset the impact of the 12 basis point decrease in the net interest margin. The interest rate environment during 2005 and 2006 resulting from both changes in the shape of the yield curve as well as the competitive environment for loans and deposits negatively impacted net interest margins and earnings growth for many financial institutions, especially those which were heavily dependent on net interest income as their primary source of revenue.

During 2005 and 2006, short-term rates increased to a much greater degree than mid- and long-term interest rates resulting in an inverted yield curve with short-term rates being higher than mid- and long-term rates. The inverted shape of the yield curve, along with the increased competition for deposits and loans, were two factors which resulted in funding costs for deposits and borrowed money increasing to a greater degree than the rate earned on loans and investment securities. The structure of QNB’s balance sheet, which is comprised primarily of fixed-rate investments and loans and funding sources with relatively short-term repricing characteristics, also contributed to the decline in the net interest margin. The shift in the balance sheet from lower yielding investment securities to higher yielding loans helped offset the decline in the margin resulting from higher funding costs.

The net interest margin decreased to 3.12% in 2006 from 3.24% in 2005, while the net interest rate spread decreased to 2.70% in 2006 from 2.93% in 2005.

Total interest income increased $3,690,000, or 12.4%, in 2006, to $33,438,000. The increase in interest income was a result of an increase in average earning assets, the shift in the mix of earning assets from investment securities to loans, as well as the impact of the rate increases discussed previously. The increases in interest income attributable to volume and rate were $1,296,000 and $2,394,000, respectively. The yield on earning assets on a tax-equivalent basis was 5.96% for 2006, compared to 5.43% for 2005. Contributing to the increase in average earning assets and interest income was QNB’s ability, at the end of the second quarter of 2006, to reclassify some of its deposits for reserve calculation purposes. This reclassification enabled QNB to reduce its reserve requirements at the Federal Reserve Bank by approximately $8,500,000. These funds went from a non-earning asset into Federal funds sold and investment securities, thereby increasing interest income.

Interest income on Federal funds sold increased $181,000 with higher interest rates accounting for $136,000 of the increase. The average yield on Federal funds sold increased from 3.20% for 2005 to 5.17% for 2006.

Interest income on investment securities decreased $920,000 for 2006, as average balances decreased $32,780,000, or 12.7%, resulting in a reduction in interest income of $1,678,000. Partially offsetting the impact of lower volumes on interest income was an increase in the average yield on the portfolio. The average yield earned on the portfolio increased 28 basis points, to 5.02%, for 2006 contributing an additional $758,000 in interest income. QNB purchased very few securities in the normal course of business during 2005 and 2006, a period of increased interest rates, because of the strong growth in loans. Most of the increase in the yield on the portfolio was the result of either purchase and sale transactions performed by management whereby lower yielding securities were sold at a loss with the proceeds reinvested in higher yielding securities or through the sale, maturity or repayment of lower yielding securities with the proceeds used to fund loan growth. The purpose of the purchase and sale transactions was to increase net interest income in the future as well as to reposition the cash flow from the portfolio. During 2006, QNB sold its holdings of agency perpetual preferred securities that had been impaired in 2005 as well as its holdings of corporate bonds in the automotive sector. These sales had a negative impact on the yield of the portfolio since these bonds had a weighted average yield of 6.04% but the sale of these securities removed some credit risk from the portfolio.

Interest income on loans increased $4,347,000, or 25.3%, to $21,518,000 while the yield on loans improved 49 basis points, to 6.65%. The impact of higher interest rates produced an increase in interest income from loans of $1,415,000, while a 16.2% increase in average balances resulted in an increase in interest income of $2,932,000. The portfolio of commercial loans secured by real estate contributed the largest increase with volume related income increasing $1,172,000 and rate related income increasing $546,000. Average loans in this category increased 15.0% while the average yield on the portfolio increased 38 basis points to 6.58%. Income from commercial and industrial loans increased $682,000 with volume growth accounting for $230,000 of the increase and rate contributing $452,000. The yield on commercial and industrial loans increased from 6.26% in 2005 to 7.17% in 2006. The majority of commercial and industrial loans have adjustable-rates or floating-rates indexed to prime, and therefore benefited from the increase in interest rates during 2005 and 2006. The average prime rate for 2006 was 7.96%, an increase of 177 basis points from the average for 2005.

Tax-exempt loan income increased $552,000 with an increase in average balances contributing $441,000. The average balance of tax-exempt loans increased $8,275,000 when comparing 2006 to 2005. A loan to a school district in 2006 accounted for approximately $5,700,000 of the average balance increase. The yield on tax-exempt loans increased from 5.34% for 2005 to 5.86% for 2006. The impact of both the origination of new loans at higher rates along with the repricing of existing loans at higher rates contributed to this increase in yield. Income from indirect lease financing receivables increased $673,000 with volume accounting for the entire increase. QNB began purchasing these loans during the second quarter of 2005. Average balances increased from $2,564,000 for 2005 to $9,931,000 for 2006, while the average yield declined from 9.23% to 9.16% during the same time period.

When comparing 2006 to 2005, income from residential mortgage loans increased $69,000 while income from home equity loans increased $639,000. Residential mortgage origination slowed considerably during 2006 as the housing market softened due to rising interest rates and stabilization of home values. However, home equity loan activity remained strong. Average home equity loans increased $6,068,000, or 10.0%, in 2006 while the average rate earned increased from 5.94% to 6.36%. Some of the increase in the yield on home equity loans relates to home equity lines of credit which are indexed to prime. As the prime rate increased many borrowers paid off their floating rate lines with fixed rate home equity loans at lower rates.

While total interest income increased $3,690,000 or 12.4%, in 2006, total interest expense increased $3,918,000, or 32.7%, to $15,906,000. The impact of higher interest rates contributed $3,636,000 of the total increase in interest expense. The rate paid on total interest-bearing liabilities increased to 3.26% in 2006 from 2.50% in 2005, while the rate paid on interest-bearing deposit accounts increased to 2.94% in 2006 from 2.12% in 2005. Interest expense on interest-bearing demand accounts increased $1,093,000 with higher rates accounting for $1,023,000 of that increase. The average rate paid on these accounts increased 101 basis points from 1.29% to 2.30%. Approximately 45.5% of the average balances of interest-bearing demand accounts for 2006 were municipal and school district deposits compared with 38.6% in 2005. The rates paid on these accounts are generally indexed to the Federal funds rate so the rate paid on these accounts increased as the Federal funds rate increased over 2005 and 2006.

Interest expense on money market accounts increased $567,000, and the rate paid increased from 1.76% in 2005 to 2.92% in 2006. The increase in the rate paid was primarily the result of the majority of money market balances being in QNB’s Treasury Select product which carries a rate indexed to a percentage of the 91-day Treasury bill rate based on balances in the account. The rate on this product increased as short-term interest rates increased. In addition, in response to competition, QNB promoted a 4.00% minimum rate on this product for new accounts with balances over $10,000 or for existing accounts with additional deposits of $5,000. This 4.00% promotional rate was offered for most of 2006 and was above the calculated rate under the terms of this product.

Interest expense on time deposits increased $1,781,000, with the impact of higher rates paid on time deposits contributing $1,670,000 of the increase. The average rate paid on time deposits increased from 3.04% in 2005 to 3.83% in 2006. With interest rates increasing during 2005 and 2006, customers opted for shorter maturity time deposits. The competition for deposits and especially time deposits led to significantly higher rates paid on these products in 2006. Like other financial institutions, QNB, as a result of consumer demand and the need to retain deposits, offered relatively short maturity time deposits at attractive rates. It was very common to see time deposit promotions with maturities less than one year at yields between 5.10% and 5.50%.

Interest expense on short-term borrowings increased $413,000 in 2006 to $736,000. Both higher rates and an increase in balances resulted in the increase in interest expense. The average rate paid on short-term borrowings increased from 2.21% in 2005 to 3.43% in 2006. Average short-term borrowings, mostly repurchase agreements (a sweep product for commercial customers), increased from $14,646,000 in 2005 to $21,473,000 in 2006.

Provision For Loan Losses

The provision for loan losses represents management’s determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management’s best estimate of the known and inherent losses in the loan portfolio. Actual loan losses, net of recoveries, serve to reduce the allowance. During 2007, QNB recorded a provision for loan losses of $700,000, compared with $345,000 for 2006. The higher provision in 2007 reflects an increase in net charge-offs and non-performing loans resulting from the slow-down in the local and regional economy, particularly the residential real estate market, as well as the inherent risk related to loan growth. Continued strong growth in the loan portfolio or further deterioration in credit quality could result in an increase in the provision in 2008. QNB did not record a provision for loan losses in 2005.

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

Total non-interest income was $907,000 in 2007 compared with $3,937,000 in 2006, a decline of $3,030,000. Investment security activity, including the impact of the balance sheet restructuring discussed previously, accounted for $3,077,000 of the decline. Total non-interest income in 2005 was $3,262,000 and included net securities losses of $727,000. Included in these security losses was a $1,253,000 other-than-temporary impairment pre-tax loss related to certain Fannie Mae (FNMA) and Freddie Mac (FHLMC) preferred stock issues. In addition, other operating income in 2005 included a $210,000 gain on the liquidation of assets relinquished by a borrower in 2004, $62,000 in life insurance proceeds and a $45,000 sales tax refund, all non-core operating activities. As shown below, excluding gains and losses and other non-core operating activities in all three years, non-interest income was $3,591,000, $3,603,000 and $3,528,000 for 2007, 2006 and 2005, respectively.

Year ended December 31,	2007	2006	2005
Total non-interest income, as reported	$907	$3,937	$3,262
Less adjustments for non-core operating activities:
Net (loss) gain on investment securities	(2,815)	262	(727)
Net gain on sale of loans	109	64	145
Gain (loss) on sale of repossessed assets	(1)	—	210
Gain (loss) on disposal of fixed assets	12	(3)	(1)
Income from life insurance proceeds	6	—	62
Sales tax refund	5	11	45
Total non-interest income excluding non-core operating activities	$3,591	$3,603	$3,528

Fees for services to customers, the largest component of non-interest income, are primarily comprised of service charges on deposit accounts. These fees were $1,833,000 for 2007, a $34,000, or 1.8%, decline from 2006. Overdraft charges, which represents 83.1% of total fees for services to customers, declined by $22,000 when comparing 2007 to 2006. This variance is a result of volume fluctuations, as the item charge has remained the same.

When comparing 2006 to 2005, fees for services to customers increased $16,000, or .9%, to $1,867,000. Overdraft income increased $63,000 as a result of an increase in the volume of overdrafts. This additional income helped offset a decline in fee income on business checking accounts and internet bill pay. Fees on business checking accounts declined by $32,000, while internet bill pay income declined by $19,000 when comparing 2006 to 2005. The decline in business checking account fees reflects the impact of a higher earnings credit rate, resulting from the increases in short-term interest rates. These credits are applied against service charges incurred. The decrease in internet bill pay fees reflects a decision by QNB to eliminate the fee it charged retail customers for the use of internet bill pay during the fourth quarter of 2005.

ATM and debit card income is primarily comprised of income on debit cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $858,000 in 2007, an increase of $86,000, or 11.1%, from the amount recorded in 2006. This followed an increase of $85,000, or 12.4%, between 2005 and 2006. Debit card income increased $67,000, or 12.0%, to $627,000, in 2007. Debit card income was $560,000 in 2006 and $493,000 in 2005. The increase in debit card income was a result of the increased reliance on the card as a means of paying for goods and services by both consumers and business cardholders. An increase in PIN-based transactions resulted in additional interchange income of $24,000 when comparing 2007 to 2006. This followed an increase of $23,000 in interchange income between 2005 and 2006.

Income on bank-owned life insurance represents the earnings on life insurance policies in which the Bank is the beneficiary. The earnings on these policies were $295,000, $291,000 and $288,000 for 2007, 2006 and 2005, respectively. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The slight increase in income over the three years reflects a small increase in rate by the insurance carriers which has been able to offset the increase in mortality costs that result as employees age. The existing policies have rate floors which minimizes how low the earnings rate can go. Some of these policies are currently at their floor.

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over the period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. Mortgage servicing fees were $105,000 in 2007, compared to $98,000 in 2006 and $90,000 in 2005. Included in mortgage servicing income in 2005 was positive fair market value adjustment of $5,000. Positively impacting mortgage servicing income over the period was a reduction in amortization expense. Amortization expense related to the mortgage servicing asset was $70,000 in 2007, $87,000 in 2006 and $109,000 in 2005. The decline in amortization expense over the three year period reflects the slowdown in mortgage activity including early payoffs through mortgage refinancing. The slowdown in mortgage activity has also had a negative impact on the average balance of mortgages sold and serviced as well as the fee income generated from these loans. The average balance of mortgages serviced for others was $69,354,000 for 2007 compared to $73,478,000 and $77,461,000 for 2006 and 2005, respectively. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded. Mortgage delinquencies on sold mortgages increased during the fourth quarter of 2007, resulting in a reduction of servicing income received. For additional information on intangible assets see Note 8 of the Notes to Consolidated Financial Statements included as Item 8 of this Report.

The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed-income portfolio in an effort to take advantage of changes in the shape of the yield curve, changes in spread relationships in different sectors, and for liquidity purposes, as needed. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio.

For 2007, QNB recorded a net loss on investment securities of $2,815,000. Included in this amount were first quarter impairment losses of $2,758,000 in the fixed-income portfolio resulting from the previously discussed restructuring transaction. In addition, during the fourth quarter of 2007, in response to the decline in the stock markets, QNB recorded an impairment charge of $200,000 related to certain securities in its equity portfolio. Excluding these impairment related items, net gains on the sale of securities were $143,000 in 2007. Compared to $262,000 of securities gains in 2006. Included in the $143,000 of gains for 2007 were $29,000 in gains from the fixed income portfolio and $114,000 in gains from the equity portfolio. During the first quarter of 2007, QNB sold $11,680,000 of debt securities with an average yield of 5.46% to help fund loans with an average yield of 7.16%. This transaction also resulted in a $50,000 securities gain. In April 2007, when the previously impaired debt securities were sold, interest rates had increased since the end of March 2007, resulting in an additional loss of $21,000. QNB will continue to monitor the equity portfolio for other-than-temporary impairment charges in light of the decline in the stock market in early 2008.

QNB recorded a net gain on investment securities of $262,000 in 2006. Included in this amount were net gains of $366,000 on the sale of equity securities from the Company’s portfolio and net losses of $104,000 from the sale of debt and equity securities at the Bank. During the first quarter of 2006, QNB entered into several liquidity transactions through the sale of investment securities to fund the strong growth in loans. In addition, the Bank sold its preferred stock holdings and recorded a gain of $451,000 on the carrying value of those issues that had previously been impaired and a $300,000 loss on one issue that was not impaired in 2005. During the fourth quarter of 2006, QNB repositioned the fixed-income investment portfolio by selling some lower-yielding securities at a loss of $250,000 and reinvesting those proceeds into higher-yielding investment securities. The purpose of these transactions was to increase interest income in the future and improve the cash flow structure of the investment portfolio, thereby strengthening the balance sheet.

QNB recorded a net loss on investment securities of $727,000 in 2005. Included in this loss was the $1,253,000 write-down of the perpetual preferred stock of FNMA and FHLMC. During 2005, QNB realized net gains of $376,000 on the sale of equity securities. In the fixed-income portfolio, QNB recorded net gains, excluding the impairment loss of $150,000 during 2005.

The net gain on the sale of residential mortgage loans was $109,000, $64,000 and $145,000 in 2007, 2006 and 2005, respectively. Residential mortgage loans to be sold are identified at origination. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. The increase in the gain between 2006 and 2007 reflects a slight pick-up in mortgage originations during the second half of 2007 resulting from the reduction in market interest rates, particularly conventional mortgage rates. The larger gain also reflects the positive impact of selling mortgages when interest rates are declining. Included in the gains on the sale of residential mortgages in 2007, 2006 and 2005 were $49,000, $31,000 and $80,000, respectively, related to the recognition of mortgage servicing assets. Proceeds from the sale of residential mortgages were $6,550,000, $4,129,000 and $11,004,000, respectively, during these same years. The lower amount of gains in 2006 compared with 2005, reflect the slowing of the residential mortgage market, as interest rates increased during this period, as well as the impact of selling into a rising interest rate environment. QNB anticipates a slight increase in mortgage activity in 2008 as a result of lower interest rates as well as a possible improvement in the overall residential housing market.

Other operating income was $522,000, $583,000 and $928,000 in 2007, 2006 and 2005, respectively. When comparing 2007 to 2006, the reduction in retail brokerage income accounted for $71,000 of the decline. QNB changed its relationship with Raymond James from an independent branch employing a branch manager to a third party revenue sharing arrangement. As a result of the change in relationship, there were savings realized in personnel related expenses. Also contributing to the decline in other operating income was an $8,000 reduction in income from QNB’s membership in Laurel Abstract Company LLC, a title insurance company. This decline reflects the slowdown in the residential mortgage market. Partially offsetting these reductions were $16,000 in fees collected for cashing checks for non-QNB customers and a $10,000 increase in income from processing merchant transactions.

When comparing 2006 to 2005, the non-core items recorded in 2005 as mentioned earlier account for $306,000 of the changes. Also contributing to the decline between 2005 and 2006 was a $35,000 reduction in trust income, a $43,000 reduction in retail brokerage income and a $20,000 reduction in income from title insurance. QNB discontinued offering traditional trust services at the end of 2005. The decline in retail brokerage income primarily relates to sales staffing issues while the decline in title insurance income relates to the slowdown in mortgage activity. Partially offsetting the decline in 2006 was an increase in official check income of $20,000 and an increase of $25,000 in merchant income. The increase in official check income relates to higher short-term interest rates, while the growth in merchant income is a result of an increase in the transaction volume of QNB’s merchant customers.

				Change from Prior Year
Non-Interest Income Comparison				2007		2006
	2007	2006	2005	Amount	Percent	Amount	Percent
Fees for services to customers	$1,833	$1,867	$1,851	$(34)	(1.8)%	$16.9%
ATM and debit card income	858	772	687	86	11.1	85	12.4
Income on bank-owned life insurance	295	291	288	4	1.4	3	1.0
Mortgage servicing fees	105	98	90	7	7.1	8	8.9
Net (loss) gain on investment securities	(2,815)	262	(727)	(3,077)	(1,174.4)	989	(136.0)
Net gain on sale of loans	109	64	145	45	70.3	(81)	(55.9)
Other operating income	522	583	928	(61)	(10.5)	(345)	(37.2)
Total	$907	$3,937	$3,262	$(3,030)	(77.0)%	$675	20.7%

Non-Interest Expense

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services and various other operating expenses. Total non-interest expense in 2007 increased $1,207,000 to $14,441,000. Included in non-interest expense in 2007 was a $740,000 charge related to the prepayment of the FHLB advances that were part of the balance sheet restructuring transaction and a $55,000 charge related to QNB’s portion of VISA litigation settlement costs. It is anticipated that QNB will recover the $55,000 as part of VISA’s plan to go public in 2008. Excluding these two items, total non-interest expense would have been $13,646,000, an increase of $412,000, or 3.1%. This compares to an increase of $132,000, or 1.0% between 2005 and 2006. QNB’s overhead efficiency ratio, which represents the percentage of each dollar of revenue that is used for non-interest expense and is calculated by taking non-interest expense divided by net operating revenue on a tax-equivalent basis. Excluding the impact of the restructuring charges and the VISA charge, QNB’s efficiency ratio improved from approximately 61.6% in 2006 to 60.2% in 2007. The efficiency ratio in 2005 was 62.3%.

Salaries and benefits expense is the largest component of non-interest expense. Salaries and benefits expense for 2007 was $7,464,000, an increase of $144,000, or 2.0%, over the $7,320,000 report in 2006. Salary and benefit expense for 2005 was $7,314,000. Salary expense increased $142,000, or 2.4%, in 2007 to $6,044,000. Included in salary expense in 2007 and 2006 was $102,000 and $118,000 of stock option expense associated with the adoption of FASB No. 123R and $28,000 and $59,000 in incentive compensation. Salary and benefits expense in 2005 included $106,000 of severance costs but no incentive compensation. The number of full-time equivalent employees decreased by one when comparing 2007 to 2006 and by four when comparing 2006 to 2005. Benefit expense for 2007, 2006 and 2005 was $1,420,000, $1,418,000 and 1,421,000, respectively. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments where appropriate.

Net occupancy expense for 2007 was $1,230,000, an increase of $69,000, or 5.9%, from the amount reported in 2006. Branch rent expense, depreciation expense and utility expense accounted for $42,000, $15,000 and $23,000, respectively, of the increase. The increase in branch rent expense relates to an increase in rent for the operation center’s parking facility, an increase in common area maintenance charges at some leased locations, an increase in rent at one branch location and leases for the location of two new ATMs at a local shopping center. Some of the increase in depreciation and utility cost relates to the renovations and opening of the commercial loan center in June of 2006. Partially offsetting these increases were savings in insurance expense of $8,000 and repairs and maintenance expense of $6,000. In addition, rental income, which is netted against other occupancy expenses, increased as a result of renting space in the commercial loan center to a local merchant.

Net occupancy expense increased $61,000, or 5.5%, to $1,161,000 when comparing 2006 to 2005. An increase in gas, oil and electric costs resulted in an increase in utility expense of $15,000, or 8.1%, in 2006. Repairs and maintenance to existing facilities contributed an additional $20,000 to net occupancy expense in 2006. Also, contributing to the increase in net occupancy was higher costs related to depreciation, taxes, and branch rent expense. Some of these increases were a result of the renovation and opening of the loan center in June 2006.

Furniture and equipment expense increased $48,000, or 4.7%, to $1,074,000, when comparing 2007 to 2006. Higher equipment maintenance costs, including both repairs and maintenance contracts, accounts for $39,000 of the increase. Equipment rental expense increased $9,000 and relates primarily to the two new ATMs placed in service in a retail shopping center.

Furniture and equipment expense for 2006 was $1,026,000, a decrease of $133,000, or 11.5%, from the amount reported in 2005. Depreciation on furniture and equipment and amortization of computer software decreased $69,000 and $91,000, respectively. Hardware and software associated with the Bank’s core computer system acquired in 2000 became fully depreciated in 2005. The rate of decline in depreciation and amortization expense slowed throughout 2006 as some hardware associated with the computer system was replaced during the year and fixed assets associated with the loan center were acquired and put into service. Partially offsetting these savings were higher costs associated with equipment repairs and maintenance contracts.

Marketing expense increased $49,000, or 7.5%, to $700,000 in 2007. This followed an increase of $52,000, or 8.7%, between 2005 and 2006. Advertising expense increased $20,000 between 2006 and 2007 and $35,000 between 2005 and 2006. QNB has made a strategic decision to increase its visibility in the communities it serves through increased use of billboards, television advertising and promotional giveaways to increase both product and brand recognition. In 2007, public relations and promotions expense increased $93,000. A significant portion of this increase relates to the rebranding of the Bank under its new name, QNB Bank. QNB contributes to many not-for-profit organizations, clubs and community events in the local communities it serves. Donation expense, following a $21,000 increase between 2005 and 2006, declined by $52,000 in 2007. The decline is related to several large donations to capital campaigns in 2006.

Third party services are comprised of professional services including legal, accounting and auditing, and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense was $778,000 in 2007, compared to $724,000 in 2006 and $701,000 in 2005. The increase in 2007 relates primarily to costs associated with the implementation of a new document imaging system, legal costs associated with the Bank’s charter change, third party loan collection costs and higher internet banking costs. With the elimination of the fee charged to customers for the use of internet bill pay services and the increase in its popularity, QNB has experienced rapid growth in this service. As a result, the fees paid to the vendor who processes these payments have increased.

The increase in third party expenses between 2005 and 2006 relates to an increase in legal expense, resulting principally from special projects and an increase in cost associated with internet bill pay services as described above. Offsetting these increases were savings of $13,000 related to payments to a third party vendor for trust services. QNB stopped offering trust services at the end of 2005.

Telephone, postage and supplies expense increased $17,000, or 3.2%, to $554,000. This followed a 10.0%, or $49,000, increase between 2005 and 2006. Postage expense increased $8,000 and supplies expense increased $9,000 between 2006 and 2007. The increase in postage costs is primarily related to the 5.1% rate increase by the U.S. postal service in May of 2007. During 2007, QNB began offering electronic statements to its customers. The adoption of this technology by customers should result in savings in postage. Some of the increase in supplies expense relates to costs associated with the rebranding of QNB Bank. When comparing 2006 to 2005, postage expense increased $14,000, or 7.4%, reflecting an increase in both the volume of mailings, primarily statements and promotional pieces, as well as the cost per mailing as the U.S. Postal service raised rates effective January 2006. Supplies expense increased $28,000, or 16.8%, when comparing the two years. Contributing to this increase were costs for ATM and debit cards and costs related to supplies for the new loan center.

State tax expense represents the payment of the Pennsylvania Shares Tax, which is based primarily on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $489,000, $453,000 and $423,000 for the years 2007, 2006 and 2005, respectively. The Pennsylvania Shares Tax increased $37,000 in 2007 and $36,000 in each of the previous two years, reflecting higher equity levels. The Pennsylvania Shares Tax for 2007 was $470,000.

				Change from Prior Year
Non-Interest Expense Comparison				2007		2006
	2007	2006	2005	Amount	Percent	Amount	Percent
Salaries and employee benefits	$7,464	$7,320	$7,314	$144	2.0%	$6.1%
Net occupancy expense	1,230	1,161	1,100	69	5.9	61	5.5
Furniture and equipment expense	1,074	1,026	1,159	48	4.7	(133)	(11.5)
Marketing expense	700	651	599	49	7.5	52	8.7
Third party services	778	724	701	54	7.5	23	3.3
Telephone, postage and supplies	554	537	488	17	3.2	49	10.0
State taxes	489	453	423	36	7.9	30	7.1
Loss on prepayment of FHLB advances	740	—	—	740	—	—	—
Other expense	1,412	1,362	1,318	50	3.7	44	3.3
Total	$14,441	$13,234	$13,102	$1,207	9.1%	$132	1.0%

Income Taxes

Applicable income taxes and effective tax rates were $286,000, or 8.6%, for 2007 compared to $1,034,000, or 16.0%, for 2006, and $1,398,000, or 21.7%, for 2005. Included in the provision for income taxes in 2006 was a tax benefit of $209,000 related to the reversal of a tax valuation allowance initially recorded as a result of the impairment of equity securities. QNB was able to realize these tax benefits due to realized capital gains in 2006. Excluding the impact of the reversal of the tax valuation allowance the effective tax rate for 2006 was 19.3%. The primary reason for the decrease in income tax expense and the effective tax rate when comparing 2007 and 2006 was the lower amount of taxable income and, as a result, tax-exempt income from loans and investment securities comprised a higher proportion of pre-tax income. For a more comprehensive analysis of income tax expense and deferred taxes, refer to Note 12 in the Notes to Consolidated Financial Statements.

Financial Condition

Financial service organizations are challenged to demonstrate they can generate sustainable and consistent earnings growth in a dynamic operating environment. Dramatic changes in the shape of the yield curve over the past few years, increased competition for both loans and deposits, a slowing economy and uncertainty in credit markets are just a few of the issues financial institutions face. Managing the balance sheet in this business environment has been a major challenge.

QNB operates in an attractive, but highly competitive, market for financial services. In addition to competition from other local community banks and regional and nationwide financial institutions moving into QNB’s market area, other forms of competition have emerged, such as internet banks. The internet has enabled customers to “rate shop” financial institutions throughout the nation. Deposit growth remained a challenge in 2007 as the pricing of deposits became more competitive, with many institutions offering high short-term promotional rates. QNB will continue to price its deposits competitively, but attempt to do so in a manner that will minimize the negative impact on the net interest margin. Loan growth has been strong but the price competition for loans has increased as well.

Relationship building by providing a broad range of high quality financial products and consistently high level of service is a focus of QNB. To achieve this goal QNB has established internal standards of service excellence and trains all employees on those standards.

Turbulence in the credit markets first came to light during the summer of 2007 with concerns raised about the subprime residential mortgage market (i.e. loans to borrowers with weak credit histories). This concern quickly spread to other credit markets including portions of the collateralized debt obligations (CDO) market and the municipal bond market. CDO’s are securities derived from the packaging of various assets with many backed by subprime mortgages. These instruments are complex and difficult to value. The municipal bond market was negatively impacted by the knowledge that the monoline insurance carriers that insure municipal bonds and support their AAA ratings had also insured these risky investments. The capital strength of these companies came into question, as did their AAA credit ratings. In light of these issues, QNB did a review of its mortgage related securities and concluded that it has minimal exposure to subprime mortgages within it mortgage-backed securities portfolio and its CMO portfolio (both U.S. government sponsored agency issued securities (FHLMC and FNMA) and nonagency issued securities). QNB does not own any CDOs backed by subprime mortgages. A review of the municipal portfolio included a review of the concentration with any one insurance provider as well as the underlying credit rating of the issuer. Historically, very few states and municipalities default on their obligations. Based on this review, QNB believes it has minimal credit risk in its investment portfolio. With regard to loans, QNB does not originate or hold any subprime residential mortgages.

Total assets at year-end 2007 were $609,813,000, compared with $614,539,000 at December 31, 2006, a decrease of $4,726,000, or .8%. This followed an increase during 2006 of 5.6%. The slight decline in total assets in 2007 is the result of the decision, made as part of the restructuring transaction, to reduce long-term debt by $25,000,000 with some of the proceeds from the securities sold. Funding sources, which include deposits and borrowed money, decreased 1.4%, or $7,921,000, from year-end 2006 to year-end 2007. Partially offsetting the impact on total funding sources of the reduction in long-term debt was an increase in total deposits of $15,202,000, or 3.2%. Funding sources increased 6.4% from year-end 2005 to year-end 2006. Significant deposit growth at the end of 2006 was a result of both aggressive deposit promotion in the fourth quarter as well as large temporary funding from business customers. Some of this temporary funding was withdrawn early in 2007. A significant portion of the funding growth in 2006 was in the form of repurchase agreements included in short-term borrowings which represent deposit sweep products for commercial customers. Growth in deposits and short-term borrowings along with the proceeds from the investment portfolio helped fund the growth in the loan portfolio in both 2007 and 2006. Total loans increased $37,520,000, or 10.9%, during 2007. This followed growth of 14.0% between December 31, 2005 and December 31, 2006.

Average total assets increased 1.3% in 2007 and 1.9% in 2006. Average total loans increased 12.6% in 2007 compared to 16.2% in 2006, while average funding sources increased 1.8% in 2007 and 1.4% in 2006.

The following discussion will further detail QNB’s financial condition during 2007 and 2006.

Investment Securities and Other Short-Term Investments

Total investment securities at December 31, 2007 and 2006 were $195,533,000 and $224,839,000, respectively. For the same periods, approximately 65.7% and 69.9%, respectively, of QNB’s investment securities were either U.S. Government, U.S. Government agency debt securities, U.S. Government agency issued mortgage-backed securities or collateralized mortgage obligation securities (CMOs). As of December 31, 2007, QNB held no securities of any one issue or any one issuer (excluding the U.S. Government and its agencies) that were in excess of 10% of shareholders’ equity.

One of QNB’s primary strategic goals was to increase the amount of loans outstanding and the loan to deposit ratio. As a result of the successful achievement of these goals, the balance of investment securities has declined since December 31, 2004, when the balance was $273,763,000. The 13.0% decline in investment security balances between December 31, 2006 and December 31, 2007 followed declines of 6.0% and 12.7% at previous year ends. Average investment securities decreased $26,969,000, or 11.9%, to $199,224,000 in 2007, compared with a $32,780,000, or 12.7%, decrease in 2006.

QNB had no Federal funds sold at December 31, 2007, compared with Federal funds sold of $11,664,000 at December 31, 2006. Average Federal funds sold decreased $663,000 or 9.6% to $6,252,000 in 2007 compared with an increase of $1,415,000, or 25.7%, in 2006. The higher level of Federal funds sold in 2006 reflects QNB’s desire to have more liquidity in light of the increase in short-term deposits and repurchase agreements and the potential for loan growth. In addition, with Federal funds earning approximately 5.25%, there was not much additional benefit from investing in securities.

In light of the fact that QNB’s investment portfolio still represents a significant portion of earning assets and interest income, QNB actively manages the portfolio in an attempt to maximize earnings, while considering liquidity needs, interest rate risk and credit risk. During the first quarter of 2007, QNB sold $11,680,000 of debt securities with an average yield of 5.46% to help fund loans with an average yield of 7.16%. This transaction along with April’s sale of $92,000,000 related to the restructuring transaction, are examples of the active management of the portfolio. During the first quarter of 2006, QNB entered into several liquidity transactions through the sale of investment securities to fund the strong growth in loans. One such trade involved the sale of $7,000,000 of tax-exempt municipal securities at a yield of 5.53%. The proceeds were used to fund a tax-exempt loan to a school district at a yield of 5.61%. In addition, to the slight improvement in yield, the average life of the loan is about half the average life of the municipal securities. Also during 2006, QNB sold its preferred stock holdings, including those that were written down as impaired, and its holdings of corporate bonds in the automobile sector, thereby improving the credit quality of the portfolio. During the fourth quarter of 2006, QNB repositioned the fixed-income investment portfolio by selling some lower-yielding securities at a loss of $250,000 and reinvesting those proceeds into higher-yielding investment securities. The purpose of this transaction was to increase interest income in the future and improve the cash flow structure of the investment portfolio, thereby strengthening the balance sheet.

Proceeds from the sale of investments were $102,394,000 in 2007 compared to $46,490,000 and $45,105,000 during 2006 and 2005, respectively. In addition, proceeds from maturities, calls and prepayments of securities were $32,836,000 in 2007, compared with $25,465,000 and $37,020,000, in 2006 and 2005, respectively. These proceeds were used to reduce long-term debt, fund loan growth and deposit withdrawals and purchase replacement securities. In 2007, $105,034,000 of investment securities were purchased compared with $57,069,000 and $52,442,000 in 2006 and 2005, respectively. Approximately $8,500,000 of the purchases in 2006 were a result of QNB’s ability to reclassify some of its deposits for reserve calculation purposes. This reclassification enabled QNB to reduce its reserve requirements at the Federal Reserve Bank and convert a non-earning asset into an investment security, thereby increasing interest income.

As a result of the aforementioned transactions, the composition of the portfolio as well as the characteristics and overall yield changed significantly over the past three years. CMOs decreased to 20.9% of the portfolio at December 31, 2007, compared with 26.3% and 29.9% at December 31, 2006 and 2005, respectively. Tax-exempt state and municipal securities represented 22.2% of the portfolio at December 31, 2007 compared with 18.3% and 22.3% at December 31, 2006 and 2005, respectively. Mortgage-backed securities represented 29.4% of balances at the end of 2007 compared with 30.0% and 24.1% at the end of 2006 and 2005. U.S. Government agency securities increased from 10.0% of the portfolio at the end of 2005 to 15.6% of the portfolio at December 31, 2007. Other debt, which includes corporate bonds, pooled trust preferred securities, and equity securities increased to 9.4% of the portfolio at the end of 2007 compared with 8.4% of the portfolio at December 31, 2006, but represents a decline from the 11.2% of the portfolio at December 31, 2005. The weighted average yield on the portfolio as of December 31, 2007, 2006 and 2005 was 5.67%, 5.16% and 4.92%, respectively.

At December 31, 2007 and 2006, investment securities totaling $107,750,000 and $75,793,000, respectively, were pledged as collateral for repurchase agreements and public deposits. The increase in pledged balances was a result of the increase in repurchase agreement balances, including the $25,000,000 reported as long-term debt.

QNB accounts for its investments by classifying its securities into three categories. Securities that QNB has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders’ equity. Management determines the appropriate classification of securities at the time of purchase. QNB held no trading securities at December 31, 2007 or 2006.

Investment Portfolio History

December 31,	2007	2006	2005
Investment Securities Available-for-Sale
U.S. Treasuries	$5,037	$4,984	$6,002
U.S. Government agencies	30,502	33,244	23,824
State and municipal securities	39,368	36,121	47,530
Mortgage-backed securities	57,411	67,471	57,733
Collateralized mortgage obligations (CMOs)	40,775	59,033	71,475
Other debt securities	14,301	14,373	18,252
Equity securities	4,158	4,592	8,459
Total investment securities available-for-sale	$191,552	$219,818	$233,275

Investment Securities Held-to-Maturity
State and municipal securities	$3,981	$5,021	$5,897

Total investment securities held-to-maturity	$3,981	$5,021	$5,897

Total investment securities	$195,532	$224,839	$239,172

Investment Portfolio Weighted Average Yields

December 31, 2007	Under 1 Year	1-5 Years	5-10 Years	Over 10 Years	Total
Investment Securities Available-for-Sale
U.S. Treasuries:
Fair value	$5,037	—	—	—	$5,037
Weighted average yield	4.67%	—	—	—	4.67%
U.S. Government agencies:
Fair value	—	$7,078	$23,424	—	$30,502
Weighted average yield	—	5.23%	5.62%	—	5.53%
State and municipal securities:
Fair value	$972	$7,250	$17,602	$13,544	$39,368
Weighted average yield	6.89%	5.05%	6.76%	6.01%	6.19%
Mortgage-backed securities:
Fair value	$84	$17,578	$39,749	—	$57,411
Weighted average yield	5.49%	5.53%	5.46%	—	5.47%
Collateralized mortgage obligations (CMOs):
Fair value	$313	$40,462	—	—	$40,775
Weighted average yield	5.46%	5.43%	—	—	5.43%
Other debt securities:
Fair value	$865	$12,421	$1,015	—	$14,301
Weighted average yield	7.34%	6.73%	9.04%	—	6.91%
Equity securities:
Fair value	—	—	—	$4,158	$4,158
Weighted average yield	—	—	—	2.84%	2.84%
Total fair value	$7,271	$84,789	$81,790	$17,702	$191,552
Weighted average yield	5.33%	5.59%	5.82%	5.30%	5.65%
Investment Securities Held-to-Maturity
State and municipal securities:
Amortized cost	$381	$606	$2,994	—	$3,981
Weighted average yield	5.96%	7.00%	6.83%	—	6.78%

Securities are assigned to categories based on stated contractual maturity except for mortgage-backed securities and CMOs which are based on anticipated payment periods. See interest rate sensitivity section for practical payment and repricing characteristics. Tax-exempt securities were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent and a Tax Equity and Financial Responsibility Act (TEFRA) adjustment of 20 percent. Weighted average yields on investment securities available-for-sale are based on historical cost.
Investments Available-For-Sale

Available-for-sale investment securities include securities that management intends to use as part of its liquidity and asset/liability management strategy. These securities may be sold in response to changes in market interest rates, related changes in the securities prepayment risk or in response to the need for liquidity. At December 31, 2007, the fair value of investment securities available-for-sale was $191,552,000, or $2,279,000 above the amortized cost of $189,273,000. This compared to a fair value of $219,818,000, or $1,235,000 below the amortized cost of $221,053,000, at December 31, 2006. An unrealized holding gain of $1,504,000 was recorded as an increase to shareholders’ equity as of December 31, 2007, while an unrealized holding loss of $815,000 was recorded as a decrease to shareholders’ equity as of December 31, 2006. The available-for-sale portfolio, excluding equity securities, had a weighted average maturity of approximately 3 years, 8 months at December 31, 2007 and 4 years, 1 month at December 31, 2006. The weighted average tax-equivalent yield was 5.65% and 5.12% at December 31, 2007 and 2006, respectively.

The weighted average maturity is based on the stated contractual maturity or likely call date of all securities except for mortgage-backed securities and CMOs, which are based on estimated average life. The maturity of the portfolio could be shorter if interest rates would decline and prepayments on mortgage-backed securities and CMOs increase or if more securities are called. However, the estimated average life could be longer if rates were to increase and principal payments on mortgage-backed securities and CMOs would slow or bonds anticipated to be called are not called. The interest rate sensitivity analysis on page 42 reflects the repricing term of the securities portfolio based upon estimated call dates and anticipated cash flows assuming an unchanged, as well as a simulated, interest rate environment.

Investments Held-To-Maturity

Investment securities held-to-maturity are recorded at amortized cost. Included in this portfolio are state and municipal securities. At December 31, 2007 and 2006, the amortized cost of investment securities held-to-maturity was $3,981,000 and $5,021,000, respectively, and the fair value was $4,122,000 and $5,168,000, respectively. The held-to-maturity portfolio had a weighted average maturity of approximately 2 years, 9 months at December 31, 2007, and 3 years, 11 months at December 31, 2006. The weighted average tax-equivalent yield was 6.78% and 6.86% at December 31, 2007 and 2006, respectively.

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

QNB has comprehensive policies and procedures that define and govern commercial loan, retail loan and indirect lease financing originations and the management of risk. All loans are underwritten in a manner that emphasizes the borrowers’ capacity to pay. The measurement of capacity to pay delineates the potential risk of non-payment or default. The higher potential for default determines the need for and amount of collateral required. QNB makes unsecured commercial loans when the capacity to pay is considered substantial. As capacity lessens, collateral is required to provide a secondary source of repayment and to mitigate the risk of loss. Various policies and procedures provide guidance to the lenders on such factors as amount, terms, price, maturity and appropriate collateral levels. Each risk factor is considered critical to ensuring that QNB receives an adequate return for the risk undertaken, and that the risk of loss is minimized.

QNB manages the risk associated with commercial loans, which generally have balances larger than retail loans, by having lenders work in tandem with credit analysts while maintaining independence between personnel. In addition, a Bank loan committee and a committee of the Board of Directors review and approve certain loan requests on a weekly basis. At December 31, 2007, there were no concentrations of loans exceeding 10% of total loans other than disclosed in the table on page 31.

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

Substantially all originations of loans to individuals for residential mortgages with maturities of 20 years or greater are sold in the secondary market. At December 31, 2007 and 2006, real estate residential loans held-for-sale were $688,000 and $170,000, respectively. These loans are carried at the lower of aggregate cost or market.

Total loans, excluding loans held-for-sale, at December 31, 2007 were $381,016,000, an increase of $37,520,000, or 10.9%, from December 31, 2006. This followed a $42,147,000, or 14.0%, increase from December 31, 2005 to December 31, 2006. Average total loans increased 12.6% in 2007 and 16.2% in 2006. This loan growth was achieved despite the extremely competitive environment for both commercial and consumer loans. A key financial ratio is the loan to deposit ratio. As a result of the strong growth in loans coupled with the slower growth in deposits this ratio improved to 77.1% at December 31, 2007, compared with 71.7%, at December 31, 2006.

The Allowance for Loan Loss Allocation table on page 33 shows the percentage composition of the loan portfolio over the past five years. Between 2006 and 2007 the makeup of the portfolio changed with loans secured by commercial real estate representing 34.5% of the portfolio at December 31, 2007. This was a slight increase compared to 34.4% at December 31, 2006. Loans secured by commercial real estate increased by $13,226,000, or 11.2%, to $131,392,000 at December 31, 2007, following a 12.8% increase between December 31, 2005 and 2006. While loans secured by commercial real estate represent a significant portion of the total portfolio, the collateral is diversified including investment properties, manufacturing facilities, office buildings, retirement and nursing home facilities, warehouses and owner occupied facilities.

Real estate loans secured by residential properties which had been the largest component of the loan portfolio, representing 36.0% of the portfolio at December 31, 2006, declined by $4,359,000, or 3.5%, to $119,172,000 at December 31, 2007 and represented 31.3% of the total portfolio at that date. The decline in this category was in 1-4 family residential mortgages secured by first liens which declined $4,352,000, or 16.1%, during 2007. The slowdown in the housing market and QNB’s decision to sell most originations of 1-4 family residential mortgages in the secondary market contributed to the decline. Both home equity lines and commercial purpose loans secured by residential properties were relatively unchanged when comparing balances at December 31, 2007 and December 31, 2006.

When comparing December 31, 2006 to December 31, 2005, real estate loans secured by residential properties increased $10,611,000 or 9.4%. Included in this increase were home equity loan balances which increased $5,274,000, or 8.3%, with fixed-rate term loans increasing $7,974,000 and variable-rate home equity lines declining $2,700,000. Home equity loans, both term loans and lines, have been popular with consumers because they typically have lower origination costs than residential mortgage loans. In addition, with the shape of the yield curve in 2006, rates on fixed-rate home equity loans increased only marginally because mid-term and longer-term interest rates had not increased significantly. Competition for these types of loans was strong and kept rates low as well. As the prime rate increased from 4.00% to 8.25% during 2005 and 2006, customers refinanced their variable-rate home equity lines of credit into fixed-rate term loans. Residential mortgage loans increased $579,000, to $27,035,000, at December 31, 2006. The remaining $4,758,000 of growth in this category related to commercial purpose loans secured by residential real estate. With the recent decline in the prime lending rate variable-rate home equity lines of credit may increase in popularity again.

The commercial and industrial loan category continued to experience strong growth in 2007, increasing $15,727,000, or 21.6%, to end the year at $88,445,000. Most of the growth in this category in 2007 was centered in loans to a few customers, both existing and new to QNB. These businesses have a history of strong financial results and in many cases, the loans are also guaranteed by the individuals owning the business. This followed growth of 12.2% in 2006. Most of the growth in this category during 2006 can be attributed to a $6,600,000 tax-exempt loan to a school district. Although a certain number of commercial and industrial loans are considered unsecured, the majority are secured by non-real estate collateral such as equipment, vehicles, accounts receivable and inventory.

At December 31, 2007, indirect lease financing receivables represent approximately 3.5% of the portfolio compared to 3.9% of the portfolio at December 31, 2006. QNB began purchasing these receivables during the second quarter of 2005. Total balances at December 31, 2007 and 2006 were $13,431,000 and $13,405,000, respectively. These loans tend to have slightly higher risk characteristics but generally provide higher returns and have maturities with full payout in three to five years. The slowing local and regional economy has negatively impacted the volume of indirect lease financing receivables purchased in 2007.

Construction loans increased $13,456,000 during 2007 and represented approximately 6.3% of the loan portfolio at December 31, 2007. These loans are primarily to developers and builders for the construction of residential units or commercial buildings, businesses for the construction of owner occupied facilities or to individuals for construction of their homes. Construction loans are generally made only on projects that have township approval. The increase in construction loans during 2007 represents a combination of residential and commercial construction loans for a health care facility, urban development near a university and a large local home builder. These loans are usually originated to include a short construction period followed by permanent financing provided through a commercial or residential mortgage after construction is complete. Once construction is complete the balance is moved to either the real-estate-commercial or real-estate-residential category.

Loan Portfolio

December 31,	2007	2006	2005	2004	2003
Commercial and industrial	$88,445	$72,718	$64,812	$57,372	$47,210
Construction	23,959	10,503	7,229	7,027	9,056
Agricultural	25	—	—	—	—
Real estate-commercial	131,392	118,166	104,793	98,397	86,707
Real estate-residential	119,172	123,531	112,920	99,893	83,703
Consumer	4,442	5,044	5,080	5,376	5,604
Indirect lease financing	13,431	13,405	6,451	—	—
Total loans	380,866	343,367	301,285	268,065	232,280
Unearned costs (income)	150	129	64	(17)	(153)
Total loans, net of unearned costs (income)	$381,016	$343,496	$301,349	$268,048	$232,127

Loan Maturities and Interest Sensitivity

December 31, 2007	Under 1 Year	1-5 Years	Over 5 Years	Total
Commercial and industrial	$11,919	$49,857	$26,669	$88,445
Construction	11,195	6,722	6,042	23,959
Agricultural	—	25	—	25
Real estate-commercial	5,958	11,235	114,199	131,392
Real estate-residential	8,317	12,666	98,189	119,172
Consumer	747	3,320	375	4,442
Indirect lease financing	291	13,140	—	13,431
Total	$38,427	$96,965	$245,474	$380,866

Demand loans, loans having no stated schedule of repayment and no stated maturity, are included in under one year.

The following shows the amount of loans due after one year that have fixed, variable or adjustable interest rates at December 31, 2007:
Loans with fixed predetermined interest rates	$122,307
Loans with variable or adjustable interest rates	$220,132

Non-Performing Assets

Non-performing assets include accruing loans past due 90 days or more, non-accruing loans, restructured loans, other real estate owned and other repossessed assets. The chart on page 33 shows the history of non-performing assets over the past five years. Total non-performing assets were $1,621,000 at December 31, 2007, or .27%, of total assets. This represents an increase from the December 31, 2006 balance of $466,000 or .08% of total assets. The increase in non-performing assets reflects the impact of the slowing economy on both consumer and small business borrowers.

Non-accrual loans are those on which the accrual of interest has ceased. Loans and indirect financing leases are placed on non-accrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to protect principal and interest. Included in the loan portfolio are loans on non-accrual status of $1,397,000 at December 31, 2007 compared with $416,000 at December 31, 2006. Included in the balance of non-accrual loans at December 31, 2006, was an indirect financing lease of $290,000 which was subsequently paid off in January 2007 by the originator. The nonaccrual construction loan of $478,000 as of December 31, 2007 was for the purpose of building an office building. QNB has begun foreclosure proceedings and believes that it is well secured. Nonaccrual loans in the indirect lease financing portfolio are generally secured by equipment or vehicles. Repossession of the collateral is in process.

There were no restructured loans as of December 31, 2007 or 2006, as defined in the Financial Accounting Standards Board Statement No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” that have not already been included in loans past due 90 days or more or in non-accrual loans. There was no other real estate owned as of December 31, 2007 or 2006. Repossessed assets at December 31, 2007 and 2006 were $6,000 and $41,000, respectively.

Loans not included in past due, non-accrual or restructured categories, but where known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, totaled $4,977,000 and $1,609,000 at December 31, 2007 and 2006, respectively.

Allowance for Loan Losses Allocation

December 31,	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
		Gross		Gross		Gross		Gross		Gross
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Balance at end of period applicable to:
Commercial and industrial	$850	23.2%	$623	21.2%	$695	21.5%	$869	21.4%	$685	20.3%
Construction	249	6.3	138	3.0	108	2.4	79	2.6	123	3.9
Agricultural	-	-	-	-	-	-	-	-	-	-
Real estate-commercial	1,435	34.5	1,214	34.4	1,258	34.8	1,228	36.7	1,277	37.3
Real estate-residential	427	31.3	378	36.0	262	37.5	188	37.3	256	36.1
Consumer	56	1.2	61	1.5	23	1.7	23	2.0	21	2.4
Indirect lease financing	259	3.5	214	3.9	29	2.1	-	-	-	-
Unallocated	3		101		151		225		567

Total	$3,279	100.0%	$2,729	100.0%	$2,526	100.0%	$2,612	100.0%	$2,929	100.0%

Gross loans represent loans before unamortized net loan fees and costs. Percent gross loans lists the percentage of each loan type to total loans.

Non-Performing Assets

December 31,	2007	2006	2005	2004	2003
Loans past due 90 days or more not on non-accrual status
Commercial and industrial	-	-	-	-	-
Construction	-	-	-	-	-
Agricultural	-	-	-	-	-
Real estate-commercial	-	-	-	-	-
Real estate-residential	$156	$5	-	$68	-
Consumer	-	4	$14	28	$11
Indirect lease financing	62	-	-	-	-

Total loans past due 90 days or more and accruing	218	9	14	96	11

Loans accounted for on a non-accrual basis
Commercial and industrial	202	-	-	372	392
Construction	478	-	-	-	-
Agricultural	-	-	-	-	-
Real estate-commercial	103	113	-	-	17
Real estate-residential	246	13	-	-	409
Consumer	-	-	-	1	-
Indirect lease financing	368	290	-	-	-

Total non-accrual loans	1,397	416	-	373	818

Other real estate owned	-	-	-	-	-
Repossessed assets	6	41	-	-	-

Total non-performing assets	$1,621	$466	$14	$469	$829

Total as a percent of total assets	.27%	.08%	.002%	.08%	.15%

Allowance For Loan Losses

The allowance for loan losses represents management’s best estimate of the known and inherent losses in the existing loan portfolio. Management believes that it uses the best information available to make determinations about the adequacy of the allowance and that it has established its existing allowance for loan losses in accordance with U.S. generally accepted accounting principles (GAAP). The determination of an appropriate level of the allowance for loan losses is based upon an analysis of the risks inherent in QNB’s loan portfolio. Management uses various tools to assess the appropriateness of the allowance for loan losses. One tool is a model that considers a number of relevant factors including: historical loan loss experience, the assigned risk rating of the credit, current and projected credit worthiness of the borrower, current value of the underlying collateral, levels of and trends in delinquencies and non-accrual loans, trends in volume and terms of loans, concentrations of credit, and national and local economic trends and conditions. This model is supplemented with another analysis that also incorporates QNB’s portfolio exposure to borrowers with large dollar concentration. Other tools include ratio analysis and peer group analysis.

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

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At December 31, 2007 and 2006, the recorded investment in loans for which impairment has been recognized totaled $961,000 and $403,000 of which $847,000 and $403,000, respectively, required no allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $114,000 and $0 at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006 the related allowance for loan losses associated with these loans was $57,000 and $0, respectively. Most of the loans that have been identified as impaired are collateral-dependent.

QNB had net loan charge-offs of $150,000 and $142,000 in 2007 and 2006, respectively. Consumer loans accounted for $62,000 and $104,000 of the net charge-offs in 2007 and 2006 with overdrawn deposit accounts contributing $43,000 and $56,000 of this total. Other consumer charge-offs related primarily to motorcycle loans and unsecured lines of credit. Indirect lease financing net charge-offs were $64,000 and $37,000 for 2007 and 2006, respectively.

The allowance for loan losses was $3,279,000 at December 31, 2007 and represents .86% of total loans, compared with $2,729,000, or .79% of total loans, at December 31, 2006. QNB’s management determined a $700,000 provision for loan losses was appropriate in 2007 and a $345,000 provision was required for 2006. The higher provision in 2007 includes a provision expense of $325,000 in the fourth quarter. While QNB’s asset quality remains good, non-performing loans and delinquent loans, which includes loans past due more than 30 days but less than 90 days, increased during the fourth quarter reflecting a deterioration of the local and regional economy. Total past due loans at December 31, 2007 and December 31, 2006 represented .98% and .75% of total loans, respectively. The asset quality of the commercial loan portfolio, the largest component of total loans, representing approximately 71.3% of total loans remains strong. Total delinquent commercial loans declined to .47% of total commercial loans at December 31, 2007 compared to .52% at December 31, 2006. The increase in total past due loans were primarily in the category of loans secured by first lien one to four unit residential mortgages, home equity loans and indirect lease financing receivables. These factors coupled with the continued growth in loans and the analysis described above resulted in the additional provision for loan losses and an allowance for loan losses that management believes is adequate in relation to the estimate of known and inherent losses in the portfolio. There was no provision for loan losses recorded in 2005. The year-end 2007 ratio at .86% was at a level below peers but which QNB believed was adequate based on its analysis.

Allowance for Loan Losses

	2007	2006	2005	2004	2003
Allowance for loan losses:
Balance, January 1	$2,729	$2,526	$2,612	$2,929	$2,938

Charge-offs
Commercial and industrial	18	5	7	353	-
Construction	-	-	-	-	-
Agricultural	-	-	-	-	-
Real estate-commercial	-	-	-	17	-
Real estate-residential	6	-	6	10	-
Consumer	137	145	102	26	28
Indirect lease financing	125	37	-	-	-

Total charge-offs	286	187	115	406	28

Recoveries
Commercial and industrial	-	2	-	-	-
Construction	-	-	-	-	-
Agricultural	-	-	-	-	-
Real estate-commercial	-	-	-	17	-
Real estate-residential	-	2	-	54	1
Consumer	75	41	29	18	18
Indirect lease financing	61	-	-	-	-

Total recoveries	136	45	29	89	19

Net charge-offs	(150)	(142)	(86)	(317)	(9)
Provision for loan losses	700	345	-	-	-

Balance, December 31	$3,279	$2,729	$2,526	$2,612	$2,929

Total loans (excluding loans held-for-sale):
Average	$364,138	$323,578	$278,221	$250,042	$229,001
Year-end	381,016	343,496	301,349	268,048	232,127

Ratios:
Net charge-offs to:
Average loans	.04%	.04%	.03%	.13%	-
Loans at year-end	.04	.04	.03	.12	-
Allowance for loan losses	4.57	5.20	3.40	12.14	.31%
Provision for loan losses	21.43	41.16	-	-	-

Allowance for loan losses to:
Average loans	.90%	.84%	.91%	1.04%	1.28%

Loans at year-end	.86	.79	.84	.97	1.26

Deposits

QNB primarily attracts deposits from within its market area by offering various deposit products, including demand deposit accounts, interest-bearing demand accounts, money market accounts, savings accounts and time deposit accounts.

Total deposits increased $15,202,000, or 3.2%, to $494,124,000 at December 31, 2007. This compares to an increase of 4.4% in 2006. Average deposits increased $26,949,000, or 5.8%, during 2007 compared with $624,000, or .1%, in 2006. The competition for deposits from local, regional and national financial institutions as well as from internet banks continues to be strong. New technologies including remote deposit capture and new products like high yielding internet only accounts and small business sweep accounts add to the competitive environment. Customers through the use of information gathered from the internet have become better informed about alternative products and rates offered by financial service providers throughout the nation and are willing to move funds around the country based on small differences in rate.

The mix of deposits, continued to be impacted by the reaction of customers to changes in interest rates on various products and by rates paid by the competition. Interest rates on time deposits and money market accounts continued to show the greatest sensitivity. Most customers appear to be looking for the highest rate for the shortest term.

Consistent with customers looking for the highest rate for the shortest term, the growth achieved when comparing total deposit balances at December 31, 2007 and December 31, 2006 was in time deposits. Total time deposit accounts increased $22,218,000, or 9.5%, to $255,050,000 at December 31, 2007. This followed growth of $21,703,000, or 10.3%, between 2005 and 2006. Most of the growth in time deposits occurred in the maturity range of greater than 6 months through 15 months, which QNB promoted in response to customers’ preferences and competitors’ offerings. Average time deposits increased $33,515,000, or 15.9%, in 2007 compared with $3,639,000, or 18%, in 2006. Time deposits over $100,000 contributed $12,866,000 to the growth in average total time deposits when comparing 2007 to 2006. Continuing to increase time deposits will be a challenge because of the strong rate competition that still exists despite the decline in short-term treasury rates. Some large financial institutions, as a result of the turmoil in the credit markets, are having difficulty acquiring wholesale funding, especially in the commercial paper market. As a result, they are paying higher rates on deposits to attract retail funding which is resulting in other financial institutions paying higher rates to attract or retain deposits. Matching or beating competitors’ rates could have a negative impact on the net interest margin.

At year-end 2007, non-interest bearing demand accounts declined 1.4% to $50,043,000. This compares to a decline of 10.1% at year-end 2006. Average non-interest bearing demand accounts declined $2,754,000 or 5.1% to $50,942,000 when comparing 2007 to 2006. This compares to a 3.5% decline in average balances when comparing 2006 to 2005. These deposits are primarily comprised of business checking accounts and are volatile depending on the timing of deposits and withdrawals. Business customers are migrating to sweep accounts that transfer excess balances not used to cover daily activity to interest bearing accounts. This trend could result in a higher cost of funds as the use of this product increases.

Interest-bearing demand accounts declined $874,000, or .9%, to $97,290,000 at December 31, 2007. This compares to a decline of $3,450,000, or 3.4%, in 2006. Similar to non-interest bearing demand accounts, the balances in these accounts can be volatile on a daily basis. The volatility in this product is usually a result of the movement of balances by school districts and municipalities. However, when comparing December 31, 2007 to December 31, 2006 the decline in balances was in personal accounts which declined $3,111,000, or 5.5%. This decline was partially offset by growth in both business and municipal balances. In 2006, the decline in interest-bearing demand accounts was primarily a result of the reduction in balances of a school district. Average interest-bearing demand accounts declined 1.5% in 2007, compared with an increase of 5.7% in 2006.

Money market accounts declined $2,190,000, or 4.3%, to $49,666,000 at December 31, 2007. This compares to an increase of $12,686,000, or 32.4%, between December 31, 2005 and December 31, 2006. Average money market balances increased 2.6% in 2007 compared to a decline in average balances of 2.5% in 2006. During 2006, the primary money market product offered was the Treasury Select product which was indexed to a percentage of the 91-day Treasury bill rate based on balances in the account. The rate on this product increased as short-term interest rates increased during 2006. In addition, in response to competition, QNB promoted a 4.00% minimum rate on this product for new accounts with balances over $10,000 or for existing accounts with additional deposits of $5,000. This 4.00% promotional rate was offered for most of 2006 and was above the calculated rate under the terms of this product. With the higher rate on this product and the ability to immediately access funds, some customers moved money from their other lower paying demand and savings accounts to this money market product. In 2007, the Treasury Select money market account was changed to the Select money market account, with the rate on this product no longer indexed to the 91-day Treasury bill but determined by QNB. However, because of the continued strong competition for these deposits, QNB maintained a rate close to 4.00% for balances over $75,000 for most of the year. However, with the rates paid on short-term time deposits exceeding the rates on money market accounts some customers opted to move balances to time deposits.

Saving account deposits continued to decline as customers sought out higher yielding products. Savings account balances declined $3,255,000, or 7.2%, in 2007 to $42,075,000. This followed a decline in balances of $4,966,000, or 9.9%, between December 31, 2005 and December 31, 2006. Average savings balances decreased 7.4% in 2007 and 9.9% in 2006.

Attracting and retaining deposits has become an issue facing the banking industry and the competition for these deposits is extremely aggressive. To continue to attract and retain deposits, QNB plans to be competitive with respect to rates and to continue to deliver products with terms and features that appeal to customers. QNB, in 2008, plans to offer several new products with competitive rates and features that customers will be able to use as an alternative to time deposits.

Maturity of Time Deposits of $100,000 or More

Year Ended December 31,	2007	2006	2005
Three months or less	$14,015	$11,702	$6,966
Over three months through six months	12,736	9,713	2,721
Over six months through twelve months	25,320	16,442	14,322
Over twelve months	12,518	20,318	26,907
Total	$64,589	$58,175	$50,916

Average Deposits by Major Classification

	2007		2006		2005
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing deposits	$50,942	-	$53,696	-	$55,623	-
Interest-bearing demand	99,429	2.28%	100,973	2.30%	95,487	1.29%
Money market	52,129	3.01	50,800	2.92	52,080	1.76
Savings	44,780.39		48,377.39		53,671.39
Time	184,643	4.52	163,994	3.78	161,801	3.03
Time deposits of $100,000 or more	60,238	4.76	47,372	4.01	45,926	3.08

Total	$492,161	3.09%	$465,212	2.60%	$464,588	1.87%

Liquidity

Liquidity represents an institution’s ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. QNB manages its mix of cash, Federal funds sold and investment securities in an attempt to match the volatility, seasonality, interest sensitivity and growth trends of its loans and deposits. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities. The portfolio of investment securities available-for-sale and QNB’s policy of selling certain residential mortgage originations in the secondary market also provide sources of liquidity. Additional sources of liquidity are provided by the Bank’s membership in the FHLB and two unsecured Federal funds lines granted by correspondent banks totaling $21,000,000. At December 31, 2007, the Bank had a maximum borrowing capacity with the FHLB of approximately $131,305,000. QNB had no outstanding borrowings with the FHLB at December 31, 2007. At December 31, 2006, QNB’s outstanding borrowings under the FHLB credit facilities totaled $52,000,000.

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale totaled $206,562,000 at December 31, 2007 and $244,091,000 at December 31, 2006. The decrease in liquid sources is primarily the result of the reduction in available-for-sale securities caused by the repayment of long-term debt and the growth in the loan portfolio. While reduced, these sources should be adequate to meet normal fluctuations in loan demand or deposit withdrawals. During both 2006 and 2007, QNB used its Federal funds lines minimally to help temporarily fund loan growth and deposit withdrawals. Average Federal funds purchased were $805,000 and $1,351,000 for 2007 and 2006, respectively. Federal funds purchased under the two unsecured lines totaled $3,926,000 and $0 at December 31, 2007 and 2006, respectively.

Approximately $107,750,000 and $75,793,000 of available-for-sale securities at December 31, 2007 and 2006, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The increase in the amount of pledged securities reflects the collateral required to secure the $25,000,000 repurchase agreement reported as long term debt. In addition, under terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. As mentioned above, QNB had no outstanding borrowings under the FHLB credit facility at December 31, 2007.

Capital Adequacy

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB’s shareholders’ equity at December 31, 2007 was $53,251,000, or 8.73% of total assets, compared to shareholders’ equity of $50,410,000, or 8.20% of total assets, at December 31, 2006. At December 31, 2007, shareholders’ equity included a positive adjustment of $1,504,000 related to unrealized holding gains, net of taxes, on investment securities available-for-sale, while shareholders’ equity at December 31, 2006 included a negative adjustment of $815,000 related to unrealized holding losses, net of taxes, on investments securities available-for-sale. Without these adjustments, shareholders’ equity to total assets would have been 8.49% and 8.34% at December 31, 2007 and 2006, respectively.

Average shareholders’ equity and average total assets were $51,299,000 and $602,601,000 during 2007, an increase of 3.1% and 1.3%, respectively, from 2006 averages. The ratio of average total equity to average total assets was 8.51% for 2007, compared to 8.37% for 2006.

QNB is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law as amended (the BCL). The BCL operates generally to preclude dividend payments, if the effect thereof would render QNB insolvent, as defined. As a practical matter, QNB’s payment of dividends is contingent upon its ability to obtain funding in the form of dividends from the Bank. Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2007, $44,890,000 of retained earnings was available for dividends without prior regulatory approval, subject to the regulatory capital requirements discussed below. QNB paid dividends to its shareholders of $.88 per share in 2007, an increase of 4.8% from the $.84 per share paid in 2006.

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

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for total risk-based and 4.00% for leverage. Under the requirements, at December 31, 2007 and 2006 QNB has a Tier I capital ratio of 12.25% and 13.15%, a total risk-based ratio of 13.06% and 13.91%, and a leverage ratio of 8.64% and 8.42% , respectively. The decline in the Tier I and total risk-based capital ratios were the result of the impact of the securities loss and prepayment penalty on net income and retained earnings as well as the increase in risk weighted assets, resulting principally from a shift in assets from investment securities to loans. The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from “well capitalized” to “critically undercapitalized.” At December 31, 2007 and 2006, the Bank met the “well capitalized” criteria, which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

Capital Analysis

December 31,	2007	2006
Tier I
Shareholders’ equity	$53,251	$50,410
Net unrealized securities (gains) losses	(1,504)	815
Intangible assets	-	(43)
Total Tier I risk-based capital	51,747	51,182

Tier II
Allowable portion: Allowance for loan losses	$3,279	$2,729
Unrealized gains on equity securities	143	222

Total risk-based capital	$55,169	$54,133

Risk-weighted assets	$422,372	$389,192

Capital Ratios

December 31,	2007	2006
Tier I capital/risk-weighted assets	12.25%	13.15%
Total risk-based capital/risk-weighted assets	13.06	13.91
Tier I capital/average assets (leverage ratio)	8.64	8.42

Contractual Obligations, Commitments, and Off-Balance Sheet Arrangements

QNB has various financial obligations, including contractual obligations and commitments, which may require future cash payments.

Contractual Obligations

The following table presents, as of December 31, 2007, significant contractual obligations to third parties by payment date. Further discussion of the nature of each obligation can be found in the Notes to Consolidated Financial Statements.

	Under 1 Year	1 to 3 years	3 to 5 Years	Over 5 Years	Total
Time Deposits	$198,592	$50,769	$5,687	$2	$255,050
Short-term borrowings	33,990	-	-	-	33,990
Long-term debt	-	5,000	15,000	5,000	25,000
Operating leases	313	557	492	1,420	2,782

Total	$232,895	$56,326	$21,179	$6,422	$316,822

Commitments and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2007, the amounts and expected maturities of significant commitments. Discussion of the obligations can be found in the Notes to Consolidated Financial Statements

	Under 1 Year	1 to 3 years	3 to 5 Years	Over 5 Years	Total
Commitments to extend credit
Commercial	$51,864	$2,963	$-	$140	$54,967
Residential real estate	122	-	-	-	122
Other	-	-	-	22,175	22,175
Standby letters of credit	3,406	354	-	-	3,760

Total	$55,392	$3,317	$-	$22,315	$81,024

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

For discussion on credit risk refer to the sections on non-performing assets and the allowance for loan losses, Note 5 and Note 6 of the Notes to Consolidated Financial Statements. For discussion on liquidity risk refer to the section on liquidity at page 37 in Item 7 of this Form 10-K filing.

Interest Rate Sensitivity

Since the assets and liabilities of QNB have diverse repricing characteristics that influence net interest income, management analyzes interest sensitivity through the use of gap analysis and simulation models. Interest rate sensitivity management seeks to minimize the effect of interest rate changes on net interest margins and interest rate spreads and to provide growth in net interest income through periods of changing interest rates. QNB’s Asset/Liability Committee (ALCO) is responsible for managing interest rate risk and for evaluating the impact of changing interest rate conditions on net interest income.

Gap analysis measures the difference between volumes of rate sensitive assets and liabilities and quantifies these repricing differences for various time intervals. Static gap analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income because changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously. Interest rate sensitivity analysis also involves assumptions on certain categories of assets and deposits. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities, CMOs and amortizing loans are scheduled based on their anticipated cash flow. Interest-bearing demand accounts, money market accounts and savings accounts do not have stated maturities or repricing terms and can be withdrawn or repriced at any time. This may impact QNB’s margin if more expensive alternative sources of deposits are required to fund loans or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity.

A positive gap results when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities. A negative gap results when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets.

QNB primarily focuses on the management of the one-year interest rate sensitivity gap, which is shown on the chart on page 42. At December 31, 2007, interest earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $210,803,000. Interest sensitive liabilities scheduled to mature or reprice within one year were $340,543,000. The one-year cumulative gap, which reflects QNB’s interest sensitivity over a period of time, was a negative $129,740,000 at December 31, 2007. The cumulative one-year gap equals -22.2% of total rate sensitive assets. This position compares to a negative gap position of $109,544,000, or -18.4%, of total rate sensitive assets, at December 31, 2006. The increase in the negative gap position in the one-year time frame was primarily the result of changes in the maturity structure of QNB’s time deposit balances. The amount of time deposits maturing or repricing in less than one year increased significantly. At December 31, 2007, $199,383,000, or 78.2%, of total time deposits were scheduled to reprice or mature in the next twelve months compared to $161,358,000, or 69.3%, of total time deposits at December 31, 2006. As noted previously, this reflects the consumer’s preference for short-term investments. On the asset side, the amount of assets maturing or repricing increased by $18,687,000 from December 31, 2006 to December 31, 2007. Loans and investment securities that reprice or mature in the next twelve months increased by $17,529,000 and $6,288,000, respectively, when comparing the same two time periods. With the decline in interest rates in early 2008 QNB’s cost of funds should decline as the maturing time deposits reprice at lower rates. The challenge will be to retain these deposits given the competitive environment. In this lower interest rate environment, the repricing characteristics of investments and loans will likely shorten as prepayment speeds increase resulting in more funds being invested at lower yields.

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on the interest rate environment at period end. Management also evaluates the impact of higher and lower interest rates by simulating the impact on net interest income of changing rates. While management performs rate shocks of 100, 200 and 300 basis points, it believes, given the level of interest rates at December 31, 2007, that it is unlikely that interest rates would decline by 300 basis points. The simulation results can be found in the chart on page 43.

In a declining interest rate scenario net interest income declines reflecting the hypothetical interest rate floors on interest-bearing transaction accounts, regular money market accounts and savings accounts. Interest rates on these products do not have the ability to decline to the degree that rates on earning assets can. In addition, in a lower rate environment the cash flow from both the loan and investment portfolios would increase and be reinvested at lower rates. These results are inconsistent with the gap analysis and identify some of the weaknesses of gap analysis which does not take into consideration the magnitude of the rate change on different instruments or the timing of the rate change. The rising rate scenarios also indicate a decline in net interest income which is consistent with the gap analysis and reflects the fixed-rate nature of the investment and loan portfolio and the increased expense associated with higher costing deposits and short-term borrowings.

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

The nature of QNB’s current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Company nor the Bank owns trading assets. At December 31, 2007, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over the next twelve-month period, under various interest rate scenarios.

Interest Rate Sensitivity - Gap Analysis

	Within	3 to 6	6 months	1 to 3	3 to 5	After
December 31, 2007	3 months	months	to 1 year	years	years	5 years	Total

Assets
Interest-bearing balances	$579	-	-	-	-	-	$579
Federal funds sold	-	-	-	-	-	-	-
Investment securities*	17,873	$6,780	$23,228	$60,726	$39,197	$45,450	193,254
Non-marketable equity securities	864	-	-	-	-	90	954
Loans, including loans held-for-sale	94,452	22,033	36,343	114,460	81,775	32,641	381,704
Bank-owned life insurance	-	-	8,651	-	-	-	8,651

Total rate sensitive assets	113,768	28,813	68,222	175,186	120,972	78,181	$585,142
Total cumulative assets	$113,768	$142,581	$210,803	$385,989	$506,961	$585,142

Liabilities
Interest-bearing non-maturing deposits	$107,170	-	-	$4,403	$10,416	$67,042	$189,031
Time deposits less than $100,000	41,990	$27,447	$77,876	38,788	4,360	-	190,461
Time deposits over $100,000	14,015	12,736	25,319	11,195	1,324	-	64,589
Short-term borrowings	33,990	-	-	-	-	-	33,990
Long-term debt	-	-	-	5,000	15,000	5,000	25,000
Total rate sensitive liabilities	197,165	40,183	103,195	59,386	31,100	72,042	$503,071
Total cumulative liabilities	$197,165	$237,348	$340,543	$399,929	$431,029	$503,071
Gap during period	$(83,397)	$(11,370)	$(34,973)	$115,800	$89,872	$6,139	$82,071
Cumulative gap	$(83,397)	$(94,767)	$(129,740)	$(13,940)	$75,932	$82,071
Cumulative gap/rate sensitive assets	(14.25)%	(16.20)%	(22.17)%	(2.38)%	12.98%	14.03%
Cumulative gap ratio	.58	.60	.62	.97	1.18	1.16

*	Excludes unrealized holding gain on available-for-sale securities of $2,279.

The table below summarizes estimated changes in net interest income over the next twelve-month period, under various interest rate scenarios.

Change in Interest Rates	Net Interest Income	Dollar Change	Percent Change
December 31, 2007
+300 Basis Points	$17,214	$(1,075)	(5.88)%
+200 Basis Points	17,601	(688)	(3.76)
+100 Basis Points	18,010	(279)	(1.53)
FLAT RATE	18,289	-	-
-100 Basis Points	18,072	(217)	(1.19)
-200 Basis Points	17,392	(897)	(4.90)
-300 Basis Points	16,350	(1,939)	(10.60)
December 31, 2006
+300 Basis Points	$13,700	$(3,190)	(18.89)%
+200 Basis Points	14,715	(2,175)	(12.88)
+100 Basis Points	15,920	(970)	(5.74)
FLAT RATE	16,890	-	-
-100 Basis Points	17,075	185	1.10
-200 Basis Points	16,737	(153)	(.91)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following audited financial statements are set forth in this Annual Report of Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm	Page 45
Report of Independent Registered Public Accounting Firm	Page 46
Consolidated Balance Sheets	Page 47
Consolidated Statements of Income	Page 48
Consolidated Statements of Shareholders’ Equity	Page 49
Consolidated Statements of Cash Flows	Page 50
Notes to Consolidated Financial Statements	Page 51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
QNB Corp.

We have audited the accompanying consolidated balance sheet of QNB Corp. and subsidiary as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. QNB Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements for the years ended December 31, 2006 and 2005 were audited by other auditors whose report, dated March 7, 2007, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2007 consolidated financial statements referred to above present fairly, in all material respects, the financial position of QNB Corp. and subsidiary as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QNB Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2008 expressed an unqualified opinion.

Beard Miller Company LLP
Allentown, Pennsylvania
March 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
QNB Corp:

We have audited the consolidated balance sheets of QNB Corp. and subsidiary as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QNB Corp. and subsidiary as of December 31, 2006, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

Wexford, Pennsylvania
March 7, 2007

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
December 31,	2007	2006
Assets
Cash and due from banks	$14,322	$12,439
Federal funds sold	-	11,664
Total cash and cash equivalents	14,322	24,103
Investment securities
Available-for-sale (amortized cost $189,273 and $221,053)	191,552	219,818
Held-to-maturity (fair value $4,122 and $5,168)	3,981	5,021
Non-marketable equity securities	954	3,465
Loans held-for-sale	688	170
Total loans, net of unearned costs	381,016	343,496
Allowance for loan losses	(3,279)	(2,729)
Net loans	377,737	340,767
Bank-owned life insurance	8,651	8,415
Premises and equipment, net	6,728	6,442
Accrued interest receivable	2,742	2,874
Other assets	2,458	3,464
Total assets	$609,813	$614,539
Liabilities
Deposits
Demand, non-interest bearing	$50,043	$50,740
Interest-bearing demand	97,290	98,164
Money market	49,666	51,856
Savings	42,075	45,330
Time	190,461	174,657
Time over $100,000	64,589	58,175
Total deposits	494,124	478,922
Short-term borrowings	33,990	30,113
Long-term debt	25,000	52,000
Accrued interest payable	2,344	2,240
Other liabilities	1,104	854
Total liabilities	556,562	564,129
Shareholders’ Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,241,390 shares and 3,235,284 shares issued;
3,134,704 and 3,128,598 shares outstanding	2,026	2,022
Surplus	9,933	9,707
Retained earnings	41,282	40,990
Accumulated other comprehensive income (loss), net	1,504	(815)
Treasury stock, at cost; 106,686 shares	(1,494)	(1,494)
Total shareholders’ equity	53,251	50,410
Total liabilities and shareholders’ equity	$609,813	$614,539

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except share data)
Year Ended December 31,	2007	2006	2005
Interest Income
Interest and fees on loans	$24,572	$21,097	$16,938
Interest and dividends on investment securities:
Taxable	8,495	8,437	8,767
Tax-exempt	1,736	1,897	2,259
Interest on Federal funds sold	320	357	176
Interest on interest-bearing balances and other interest income	182	214	132
Total interest income	35,305	32,002	28,272
Interest Expense
Interest on deposits
Interest-bearing demand	2,266	2,322	1,229
Money market	1,569	1,484	917
Savings	176	190	211
Time	8,348	6,202	4,906
Time over $100,000	2,866	1,900	1,415
Interest on short-term borrowings	809	736	323
Interest on long-term debt	1,704	3,072	2,987
Total interest expense	17,738	15,906	11,988
Net interest income	17,567	16,096	16,284
Provision for loan losses	700	345	-
Net interest income after provision for loan losses	16,867	15,751	16,284
Non-Interest Income
Fees for services to customers	1,833	1,867	1,851
ATM and debit card income	858	772	687
Income on bank-owned life insurance	295	291	288
Mortgage servicing fees	105	98	90
Net (loss) gain on investment securities available-for-sale	(2,815)	262	(727)
Net gain on sale of loans	109	64	145
Other operating income	522	583	928
Total non-interest income	907	3,937	3,262
Non-Interest Expense
Salaries and employee benefits	7,464	7,320	7,314
Net occupancy expense	1,230	1,161	1,100
Furniture and equipment expense	1,074	1,026	1,159
Marketing expense	700	651	599
Third party services	778	724	701
Telephone, postage and supplies expense	554	537	488
State taxes	489	453	423
Loss on prepayment of Federal Home Loan Bank advances	740	-	-
Other expense	1,412	1,362	1,318
Total non-interest expense	14,441	13,234	13,102
Income before income taxes	3,333	6,454	6,444
Provision for income taxes	286	1,034	1,398
Net Income	$3,047	$5,420	$5,046
Earnings Per Share - Basic	$.97	$1.73	$1.63
Earnings Per Share - Diluted	$.96	$1.71	$1.59

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			Accumulated
			Other
(in thousands, except	Number	Comprehensive	Comprehensive	Common		Retained	Treasury
share data)	of Shares	Income	Income (Loss)	Stock	Surplus	Earnings	Stock	Total
Balance, December 31, 2004	3,098,078	-	$691	$2,003	$9,005	$35,570	$(1,494)	$45,775

Net income	-	$5,046	-	-	-	5,046	-	5,046
Other comprehensive loss, net of tax benefit
Unrealized holding losses on
investment securities available-for-sale	-	(2,627)	-	-	-	-	-	-
Reclassification adjustment for
losses included in net income	-	674	-	-	-	-	-	-

Other comprehensive loss	-	(1,953)	(1,953)	-	-	-	-	(1,953)

Comprehensive income	-	$3,093	-	-	-	-	-	-
Cash dividends paid
($.78 per share)	-		-	-	-	(2,420)	-	(2,420)
Stock issue - Employee stock purchase plan	2,794		-	2	72	-	-	74
Stock issued for options exercised	3,204		-	2	36	-	-	38
Tax benefits from stock plans	-		-	-	4	-	-	4

Balance, December 31, 2005	3,104,076	-	(1,262)	2,007	9,117	38,196	(1,494)	46,564

Net income	-	$5,420	-	-	-	5,420	-	5,420
Other comprehensive income, net of taxes
Unrealized holding gains on
investment securities available-for-sale	-	620	-	-	-	-	-	-
Reclassification adjustment for
gains included in net income	-	(173)	-	-	-	-	-	-

Other comprehensive income	-	447	447	-	-	-	-	447

Comprehensive income	-	$5,867	-	-	-	-	-	-
Cash dividends paid
($.84 per share)	-	-	-	-	-	(2,626)	-	(2,626)
Stock issue - Employee stock purchase plan	3,071	-	-	2	70	-	-	72
Stock issued for options exercised	21,451	-	-	13	336	-	-	349
Tax benefits from stock plans	-	-	-	-	66	-	-	66
Stock-based compensation expense	-	-	-	-	118	-	-	118

Balance, December 31, 2006	3,128,598	-	(815)	2,022	9,707	40,990	(1,494)	50,410

Net income	-	$3,047	-	-	-	3,047	-	3,047
Other comprehensive income, net of taxes
Unrealized holding gains on
investment securities available-for-sale	-	461	-	-	-	-	-	-
Reclassification adjustment for
losses included in net income	-	1,858	-	-	-	-	-	-

Other comprehensive income	-	2,319	2,319	-	-	-	-	2,319

Comprehensive income	-	$5,366	-	-	-	-	-	-
Cash dividends paid
($.88 per share)	-		-	-	-	(2,755)	-	(2,755)
Stock issue - Employee stock purchase plan	3,306		-	2	66	-	-	68
Stock issued for options exercised	2,800		-	2	54	-	-	56
Tax benefits from stock plans	-		-	-	4	-	-	4
Stock-based compensation expense	-		-	-	102	-	-	102

Balance, December 31, 2007	3,134,704	-	$1,504	$2,026	$9,933	$41,282	$(1,494)	$53,251

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
Year Ended December 31,	2007	2006	2005
Operating Activities
Net income	$3,047	$5,420	$5,046
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	755	744	890
Provision for loan losses	700	345	-
Securities losses (gains), net	2,815	(262)	727
Net loss (gain) on sale of repossessed assets	1	-	(210)
Net gain on sale of loans	(109)	(64)	(145)
(Gain) loss on disposal of premises and equipment	(12)	3	1
Proceeds from sales of residential mortgages	6,550	4,129	11,004
Originations of residential mortgages held-for-sale	(7,008)	(4,148)	(10,857)
Income on bank-owned life insurance	(295)	(291)	(288)
Life insurance (premiums)/proceeds net	59	(21)	91
Stock-based compensation expense	102	118	-
Deferred income tax benefit	(446)	(183)	(81)
Net increase (decrease) in income taxes payable	91	-	(338)
Amortization of mortgage servicing rights and identifiable intangible assets	113	138	160
Net decrease (increase) in accrued interest receivable	132	(302)	(41)
Net (accretion) amortization of premiums and discounts on investment securities	(191)	386	709
Net increase in accrued interest payable	104	728	333
Decrease (increase) in other assets	67	(67)	(135)
Increase (decrease) in other liabilities	250	(9)	(551)

Net cash provided by operating activities	6,725	6,664	6,315
Investing Activities
Proceeds from maturities and calls of investment securities
available-for-sale	31,801	24,595	36,720
held-to-maturity	1,035	870	300
Proceeds from sales of investment securities
available-for-sale	102,394	46,490	45,105
Purchase of investment securities
available-for-sale	(105,034)	(57,069)	(52,442)
Proceeds from sales of non-marketable equity securities	3,160	1,700	751
Purchase of non-marketable equity securities	(649)	(1,481)	(488)
Net increase in loans	(37,842)	(42,323)	(33,294)
Net purchases of premises and equipment	(1,029)	(1,789)	(651)
Proceeds from sale of repossessed assets	206	9	210

Net cash used by investing activities	(5,958)	(28,998)	(3,789)

Financing Activities
Net (decrease) increase in non-interest bearing deposits	(697)	(5,721)	3,858
Net (decrease) increase in interest-bearing non-maturity deposits	(6,319)	4,270	(19,985)
Net increase in time deposits	22,218	21,703	8,309
Net increase in short-term borrowings	3,877	10,517	6,222
Proceeds from long-term debt	25,000	-	-
Repayment of long-term debt	(52,000)	(3,000)	-
Tax benefit from exercise of stock options	4	66	-
Cash dividends paid	(2,755)	(2,626)	(2,420)
Proceeds from issuance of common stock	124	421	112
Net cash (used by) provided by financing activities	(10,548)	25,630	(3,904)
(Decrease) increase in cash and cash equivalents	(9,781)	3,296	(1,378)
Cash and cash equivalents at beginning of year	24,103	20,807	22,185

Cash and cash equivalents at end of year	$14,322	$24,103	$20,807

Supplemental Cash Flow Disclosures
Interest paid	$17,634	$15,178	$11,655
Income taxes paid	621	1,134	1,802
Non-Cash Transactions
Change in net unrealized holding gains, net of taxes, on investment securities	2,319	447	(1,953)
Transfer of loans to repossessed assets	172	50	-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Business

QNB Corp. (the Company), through its wholly-owned subsidiary, QNB Bank (the Bank), has been serving the residents and businesses of upper Bucks, southern Lehigh, and northern Montgomery counties in Pennsylvania since 1877. During the majority of 2007, the Bank was a national banking organization chartered under the National Banking Act and was named The Quakertown National Bank. Effective December 28, 2007, the Bank became a Pennsylvania chartered commercial bank and changed its name to QNB Bank. The Bank is a locally managed community bank that provides a full range of commercial, retail banking and retail brokerage services. The Bank encounters vigorous competition for market share in the communities it serves from bank holding companies, other community banks, thrift institutions, credit unions and other non-bank financial organizations such as mutual fund companies, insurance companies and brokerage companies. The Company manages its business as a single operating segment.

The Company and the Bank are subject to regulations of certain state and Federal agencies. These regulatory agencies periodically examine the Company and the Bank for adherence to laws and regulations.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. The consolidated entity is referred to herein as “QNB”. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Tabular information, other than share and per share data, is presented in thousands of dollars.

Use of Estimates

These statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and predominant practices within the banking industry. The preparation of these consolidated financial statements requires QNB to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. QNB evaluates estimates on an on-going basis. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, non-accrual loans, other real estate owned, other-than-temporary investment impairments, intangible assets, stock option plans and income taxes. QNB bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Bucks, Montgomery and Lehigh Counties in southeastern Pennsylvania. Note 4 discusses the types of investment securities that the Company invests in. Note 5 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer. Although the Company has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

Misstatements

On September 13, 2006 the Securities and Exchange Commission (SEC) Staff issued Statement of Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses how errors, built up over time in the balance sheet, should be considered from a materiality perspective and corrected. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC Staff believes that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 also describes the circumstances where it would be appropriate for a registrant to record a one-time cumulative effect adjustment to correct errors existing in prior years that previously had been considered immaterial as well as the required disclosures to investors. During 2007, the Company has not identified a situation for which it must apply SAB 108 for 2007, 2006 or 2005.

Investment Securities

Investment securities that QNB has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as accumulated other comprehensive income or loss, a separate component of shareholders’ equity. Management determines the appropriate classification of securities at the time of purchase. QNB had no trading securities at December 31, 2007 and 2006.

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

Non-marketable Equity Securities

Non-marketable equity securities are comprised of restricted stock of the Federal Home Loan Bank of Pittsburgh (FHLB), the Federal Reserve Bank, and the Atlantic Central Bankers Bank. Federal law requires a member institution of the FHLB and the Federal Reserve Bank to hold stock of its district bank according to a predetermined formula. These restricted securities are carried at cost.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the principal amount outstanding, net of deferred loan fees and costs. Interest income is accrued on the principal amount outstanding. Loan origination and commitment fees and related direct costs are deferred and amortized to income over the term of the respective loan and loan commitment period as a yield adjustment.

Loans held-for-sale consist of residential mortgage loans and are carried at the lower of aggregate cost or market value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains and losses on residential mortgages held-for-sale are included in non-interest income.

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

The allowance for loan losses is based on management’s continuing review and evaluation of the loan portfolio. The level of the allowance is determined by assigning specific reserves to individually identified problem credits and general reserves to all other loans. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The portion of the allowance that is allocated to internally criticized and non-accrual loans is determined by estimating the inherent loss on each credit after giving consideration to the value of underlying collateral. The general reserves are based on the composition and risk characteristics of the loan portfolio, including the nature of the loan portfolio, credit concentration trends, historic and anticipated delinquency and loss experience, as well as other qualitative factors such as current economic trends. Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio. QNB’s lending and loan administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the ability to repay debt or the value of pledged collateral. A loan classification and review system exists that identifies those loans with a higher than normal risk of uncollectibility. Each commercial loan is assigned a grade based upon an assessment of the borrower’s financial capacity to service the debt and the presence and value of collateral for the loan. An independent loan review group tests risk assessments and evaluates the adequacy of the allowance for loan losses. Management meets monthly to review the credit quality of the loan portfolio and quarterly to review the allowance for loan losses.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Servicing Assets

Servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets. When mortgage loans are sold, a portion of the cost of originating the loan is allocated to the servicing rights based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type an investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranches. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

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

Bank-Owned Life Insurance

The Bank invests in bank-owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of the policies. Income from the increase in cash surrender value of the policies is included in non-interest income on the income statement.

Stock-Based Compensation

At December 31, 2007, QNB sponsored stock-based compensation plans, administered by a committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees. QNB accounted for all awards granted between January 1, 2002 and December 31, 2005 under the “fair value” approach under Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, QNB adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (FASB No. 123r), using the modified prospective application method. The modified prospective application method applies to new awards, to any outstanding liability awards, and to awards modified, repurchased, or cancelled after January 1, 2006. For all awards granted prior to January 1, 2006, unrecognized compensation cost, on the date of adoption, will be recognized as an expense in future periods. The results for prior periods have not been restated.

The adoption of FASB No. 123r reduced net income by approximately $102,000 and $118,000 for years ended December 31, 2007 and 2006, respectively. The following table illustrates the effect on net income and earnings per share for 2005 if QNB had applied the fair value recognition provisions to stock-based employee compensation during the period presented. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting period.

December 31,	2005
Net income, as reported	$5,046
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	101
Pro forma net income	$4,945
Earnings per share
Basic - as reported	$1.63
Basic - pro forma	$1.59
Diluted - as reported	$1.59
Diluted - pro forma	$1.56

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

Year ended December 31,	2007	2006	2005
Risk free interest rate	4.74%	4.27%	4.18%
Dividend yield	3.50	3.23	2.40
Volatility	15.99	13.28	14.05
Expected life	5 yrs.	5 yrs.	10 yrs.

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The weighted average fair value per share of options granted during 2007, 2006 and 2005 was $3.57, $3.13 and $6.46, respectively.

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

In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. QNB adopted FIN 48 as of January 1, 2007. QNB has evaluated its tax positions as of December 31, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has more than a 50 percent likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more-likely-than-not” threshold guidelines, QNB believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2007, QNB had no material unrecognized tax benefits or accrued interest and penalties. QNB’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company and its subsidiary are subject to U.S. Federal income tax as well as income tax of the Commonwealth of Pennsylvania. QNB is no longer subject to examination by U.S. Federal or State taxing authorities for years before 2004.

Earnings Per Share

Basic earnings per share excludes any dilutive effects of options and is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the period. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business entity during a period due to transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Comprehensive income consists of net income and other comprehensive income. For QNB, the primary component of other comprehensive income is the unrealized holding gains or losses on available-for-sale investment securities.

Recent Accounting Pronouncements

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. Statement No. 159 is effective for QNB January 1, 2008. The adoption of this standard will not have a material impact on our consolidated financial statements.

Business Combinations

FASB Statement No. 141 (R) Business Combinations was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a corporation’s fiscal year beginning after December 15, 2008. This new pronouncement will impact QNB’s accounting for business combinations completed beginning January 1, 2009.

Definition of Settlement in FASB Interpretation No. 48

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on QNB’s consolidated financial position or results of operations.

Accounting for Deferred Compensation

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FASB No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. As a result of adopting this standard, QNB will record a cumulative effect adjustment of $481,000 effective January 1, 2008. In addition, there will be an ongoing monthly benefit expense for 2008 of approximately $4,000 in connection with the postretirement cost of insurance for split-dollar life insurance coverage.

Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements

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

Written Loan Commitments Recorded at Fair Value Through Earnings

Staff Accounting Bulletin No. 109 (SAB 109), Written Loan Commitments Recorded at Fair Value Through Earnings expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.” Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. QNB does not expect SAB 109 to have a material impact on its financial statements.

Share-Based Payment

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment, of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008, and will not have a material impact on QNB’s financial statements.

Statement of Cash Flows

Cash and cash equivalents for purposes of this statement consist of cash on hand, cash items in process of collection, amounts due from banks, interest earning deposits in other financial institutions and Federal funds sold.

Reclassifications

For comparative purposes, prior years’ consolidated financial statements have been reclassified to conform with report classifications of the current year. The reclassifications had no effect on net income.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2007	2006	2005
Numerator for basic and diluted earnings per share - net income	$3,047	$5,420	$5,046
Denominator for basic earnings per share - weighted average shares outstanding	3,130,179	3,124,724	3,101,754
Effect of dilutive securities - employee stock options	44,694	51,986	72,893
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,174,873	3,176,710	3,174,647
Earnings per share - basic	$0.97	$1.73	$1.63
Earnings per share - diluted	0.96	1.71	1.59

There were 69,700 and 52,300 stock options that were anti-dilutive as of December 31, 2007 and 2006, respectively. These stock options were not included in the above calculation.

Note 3 - Cash And Due From Banks

Included in cash and due from banks are reserves in the form of deposits with the Federal Reserve Bank of $225,000 as of December 31, 2007 and 2006.

Note 4 - Investment Securities Available-For-Sale

The amortized cost and estimated fair values of investment securities available-for-sale at December 31, 2007 and 2006 were as follows:

December 31,	2007				2006
	Aggregate fair value	Gross unrealized holding gains	Gross unrealized holding losses	Amortized cost	Aggregate fair value	Gross unrealized holding gains	Gross unrealized holding losses	Amortized cost
U.S. Treasury	$5,037	$32	-	$5,005	$4,984	-	$9	$4,993
U.S. Government Agencies	30,502	453	-	30,049	33,244	$96	91	33,239
State and municipal securities	39,368	795	$52	38,625	36,121	784	123	35,460
Mortgage-backed securities	57,411	440	43	57,014	67,471	36	1,227	68,662
Collateralized mortgage obligations (CMOs)	40,775	434	60	40,401	59,033	—	1,777	60,810
Other debt securities	14,301	466	504	14,339	14,373	587	5	13,791
Equity securities	4,158	429	111	3,840	4,592	515	21	4,098
Total investment securities available-for-sale	$191,552	$3,049	$770	$189,273	$219,818	$2,018	$3,253	$221,053

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at December 31, 2007 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities.

	Aggregate	Amortized
December 31, 2007	fair value	cost
Due in one year or less	$7,271	$7,244
Due after one year through five years	84,789	84,325
Due after five years through ten years	81,790	80,549
Due after ten years	13,544	13,315
Equity securities	4,158	3,840
Total securities available-for-sale	$191,552	$189,273

Proceeds from sales of investment securities available-for-sale were as follows:

	2007	2006	2005
Proceeds	$102,394	$46,490	$45,105
Gross gains	387	1,309	812
Gross losses	3,202	1,047	1,539

Included in gross losses for 2007, 2006 and 2005 were other-than-temporary impairment charges of $2,958,000, $51,000 and $1,253,000, respectively. The tax benefit (provision) applicable to the net realized gains and losses for the years ended December 31, 2007, 2006 and 2005 amounted to $957,000, $(89,000) and $53,000, respectively.

Held-To-Maturity

The amortized cost and estimated fair values of investment securities held-to-maturity at December 31, 2007 and 2006 were as follows:

December 31,	2007				2006
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value
State and municipal securities	$3,981	$141	—	$4,122	$5,021	$147	—	$5,168

The amortized cost and estimated fair values of securities held-to-maturity by contractual maturity at December 31, 2007, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

December 31, 2007	Aggregate fair value	Amortized cost
Due in one year or less	$383	$381
Due after one year through five years	633	606
Due after five years through ten years	3,106	2,994
Due after ten years	—	—
Total securities held-to-maturity	$4,122	$3,981

There were no sales of investment securities classified as held-to-maturity during 2007, 2006 or 2005.

At December 31, 2007 and 2006, investment securities available-for-sale totaling $107,750,000 and $75,793,000 were pledged as collateral for repurchase agreements and deposits of public funds.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006:

	Less than 12 months		12 months or longer		Total
As of December 31, 2007	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
State and municipal securities	$2,116	$10	$3,877	$42	$5,993	$52
Mortgage-backed securities	263	—	3,529	43	3,792	43
Collateralized mortgage obligations (CMOs)	5,518	35	1,280	25	6,798	60
Other debt securities	3,973	407	904	97	4,877	504
Equity securities	1,187	111	—	—	1,187	111
Total	$13,057	$563	$9,590	$207	$22,647	$770

	Less than 12 months		12 months or longer		Total
As of December 31, 2006	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury	$1,998	$2	$1,990	$7	$3,988	$9
U.S. Government agencies	12,966	28	5,782	63	18,748	91
State and municipal securities	683	1	4,926	122	5,609	123
Mortgage-backed securities	17,609	104	45,083	1,123	62,692	1,227
Collateralized mortgage obligations (CMOs)	775	1	58,258	1,776	59,033	1,777
Other debt securities	2,001	5	—	—	2,001	5
Equity securities	638	11	87	10	725	21
Total	$36,670	$152	$116,126	$3,101	$152,796	$3,253

QNB has 35 securities including 10 in the equity portfolio, in an unrealized loss position at December 31, 2007. Included in other debt securities are pooled trust preferred securities. The unrealized loss in these securities is the result of the widening in market spreads primarily in response to changes in demand within the financial sector. These holdings are investment grade rated (A3 or better) and have not been downgraded or experienced any negative costing actions. Management believes the market price of these will recover and QNB has the intent and ability to hold until recovery. The other unrealized losses in QNB’s debt securities holdings are primarily related to the dynamic nature of interest rates. One of QNB’s prime objectives with the investment portfolio is to invest excess liquidity that is not needed to fund loans. As a result, QNB adds new investments throughout the year as they become available through deposit inflows or roll-off from loans and securities. The unrealized losses in certain holdings are the result of purchases made when market interest rates were lower than at year end. As interest rates increase, fixed-rate securities generally fall in market price to reflect the higher market yield. If held to maturity, all of the bonds will mature at par, and QNB will not realize a loss. The Company’s investment in marketable equity securities primarily consists of investments in large cap stock companies. The declines are not attributable to individual credit quality issues, but are more influenced by general market conditions at the end of 2007. The Company has the ability and intent to hold these investments for a reasonable time period sufficient to allow for a recovery of fair value. No securities are determined to be other-than-temporarily impaired at December 31, 2007.

Note 5 - Loans

December 31,	2007	2006
Commercial and industrial	$88,445	$72,718
Construction	23,959	10,503
Agricultural	25	-
Real estate-commercial	131,392	118,166
Real estate-residential	119,172	123,531
Consumer	4,442	5,044
Indirect lease financing	13,431	13,405
Total loans	380,866	343,367
Unearned costs	150	129
Total loans, net of unearned costs	$381,016	$343,496

Real estate commercial loans include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

At December 31, 2007 and 2006, the recorded investment in impaired loans totaled $961,000 and $403,000 of which $847,000 and $403,000 required no allowance for loan losses. The recorded investment in impaired loans requiring an allowance for loan losses was $114,000 and $0 at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, the related allowance for loan losses associated with those loans was $57,000 and $0, respectively. Most of the loans identified as impaired are collateral-dependent. For the years ended December 31, 2007, 2006 and 2005, the average recorded investment in impaired loans was approximately $461,000, $44,000 and $11,000, respectively. QNB recognized $31,000, $13,000 and $38,000 of interest income on these loans in 2007, 2006 and 2005, respectively.

At December 31, 2007 and 2006 there were $1,397,000 and $416,000 of loans on non-accrual status. Some of these loans are included in the impaired loan total above. If interest on non-accrual loans had been accrued throughout the period, interest income for the years ended December 31, 2007, 2006 and 2005, would have increased approximately $29,000, $8,000 and $0, respectively. The amount of interest income on these loans that was included in net income for the years ended December 31, 2007 and 2006 was $33,000 and $9,000, respectively. There was no interest income recognized on non-accrual loans in 2005. At December 31, 2007 and 2006, there were $218,000 and $9,000 of loans past due ninety days or more and still accruing interest.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. At December 31, 2007, there were no concentrations of loans exceeding 10 percent of total loans other than disclosed in the table above.

Note 6 - Allowance For Loan Losses

Activity in the allowance for loan losses is shown below:

December 31,	2007	2006	2005
Balance at beginning of year	$2,729	$2,526	$2,612
Charge-offs	(286)	(187)	(115)
Recoveries	136	45	29
Net charge-offs	(150)	(142)	(86)
Provision for loan losses	700	345	-
Balance at end of year	$3,279	$2,729	$2,526

Note 7 - Premises And Equipment

Premises and equipment, stated at cost less accumulated depreciation and amortization, are summarized below:

December 31,	2007	2006
Land and buildings	$7,066	$6,719
Furniture and equipment	9,303	8,733
Leasehold improvements	1,668	1,655
Book value	18,037	17,107
Accumulated depreciation and amortization	(11,309)	(10,665)
Net book value	$6,728	$6,442

Depreciation and amortization expense on premises and equipment amounted to $755,000, $744,000 and $890,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 8 - Intangible Assets

As a result of the purchase of deposits in 1997, QNB recorded a deposit premium of $511,000. This premium is being amortized, for book purposes, over ten years and is reviewed annually for impairment. The net deposit premium intangible was $0 and $43,000 at December 31, 2007 and 2006, respectively. Amortization expense for core deposit intangibles for each of the years ended December 31, 2007, 2006 and 2005 was $43,000, $51,000 and $51,000, respectively.

The following table reflects the components of mortgage servicing rights as of the periods indicated:

Years Ended December 31,	2007	2006	2005
Balance at beginning of year	$472	$528	$552
Mortgage servicing rights capitalized	49	31	80
Mortgage servicing rights amortized	(70)	(87)	(109)
Fair market value adjustments	-	-	5
Balance at end of year	$451	$472	$528
Mortgage loans serviced for others	$69,194	$70,816	$77,196
Amortization expense of intangible assets for the years ended December 31	113	138	160

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

Estimated annual amortization expense for the year ended December 31, 2008	$91
for the year ended December 31, 2009	77
for the year ended December 31, 2010	63
for the year ended December 31, 2011	50
for the year ended December 31, 2012	40

Note 9 - Time Deposits

The aggregate amount of time deposits including deposits in denominations of $100,000 or more was $255,050,000 and $232,832,000 at December 31, 2007 and 2006, respectively.

At December 31, 2007, the scheduled maturities of time deposits were as follows:

2008	$198,592
2009	40,185
2010	10,584
2011	2,686
2012	3,001
Thereafter	2
Total time deposits	$255,050

Note 10 - Short-Term Borrowings

December 31,	Securities Sold under Agreements to Repurchase (a)	Other Short-term Borrowings (b)
2007
Balance	$29,464	$4,526
Maximum indebtedness at any month end	30,167	4,526
Daily average indebtedness outstanding	21,700	1,230
Average rate paid for the year	3.45%	4.90%
Average rate on period-end borrowings	3.21	3.11
2006
Balance	$29,513	$600
Maximum indebtedness at any month end	29,513	5,061
Daily average indebtedness outstanding	19,755	1,718
Average rate paid for the year	3.29%	5.02%
Average rate on period-end borrowings	3.43	5.04

(a) Securities sold under agreements to repurchase mature within 30 days. The repurchase agreements were collateralized by U.S. Government agency securities, mortgage-backed securities and CMOs with an amortized cost of $25,547,000 and $29,992,000 and a fair value of $25,719,000 and $29,332,000 at December 31, 2007 and 2006, respectively. These securities are held in safekeeping at the Federal Reserve Bank.

(b) Other short-term borrowings include Federal funds purchased, and Treasury tax and loan notes.

The Bank has two unsecured Federal funds lines granted by correspondent banks totaling $21,000,000. Federal funds purchased under these lines totaled $3,926,000 and $0 at December 31, 2007 and 2006, respectively.

Note 11 - Long-Term Debt

Under terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. QNB’s FHLB stock of $864,000 and $3,375,000 at December 31, 2007 and 2006, respectively, is also pledged to secure these advances.

QNB has a maximum borrowing capacity with the FHLB of approximately $131,305,000. QNB had no outstanding borrowings with the FHLB at December 31, 2007. At December 31, 2006, there were $52,000,000 in outstanding advances with a weighted average interest rate of 5.55%. Advances totaling $2,000,000 were paid off at maturity in 2007, while $50,000,000 were prepaid at a cost of $740,000.

During 2007, the Bank entered into securities sold under agreements to repurchase totaling $25,000,000. These securities sold under agreements to repurchase have 3 to 7 year terms, carry a fixed interest rate ranging from 4.63% to 4.90%, and beginning in 2009 may be called.

These repurchase agreements are treated as financings with the obligations to repurchase securities sold reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains recorded as an asset, although the securities underlying the agreements are delivered to the broker who arranged the transactions. The broker/dealer who participated with the Company in these agreements is PNC Bank. Securities underlying sales of securities under repurchase agreements consisted of municipal securities that had an amortized cost of $27,086,000 and a market value of $27,674,000 at December 31, 2007.

Fixed rate securities sold under agreements to repurchase as of December 31, 2007 mature as follows:

Rate	Amount		Weighted Average
2010	$5,000	[1]	4.90%
2012	15,000	[2]	4.75
2014	5,000	[3]	4.77
Total	$25,000		4.78%

1 Callable 4/17/09
2 $5,000,000 callable 4/17/09, $10,000,000 callable 4/17/10
3 $2,500,000 callable 4/17/10, $2,500,000 callable 4/17/12

Note 12 - Income Taxes

The components of the provision for income taxes are as follows:

Year Ended December 31,	2007	2006	2005

Current Federal income taxes	$732	$1,217	$1,479
Deferred Federal income taxes	(446)	(183)	(81)

Net provision	$286	$1,034	$1,398

At December 31, 2007 and 2006, the tax effects of temporary differences that represent the significant portion of deferred tax assets and liabilities are as follows:

Year Ended December 31,	2007	2006
Deferred tax assets
Allowance for loan losses	$1,115	$928
Impaired equity securities	115	52
Capital loss carryover	44	77
Net unrealized holding losses on investment securities available-for-sale	-	420
Deferred compensation	53	64
Deposit premium	56	53
Alternative minimum tax credit carry forward	184	-
Other	23	7
Total deferred tax assets	1,590	1,601
Deferred tax liabilities
Depreciation	16	32
Mortgage servicing rights	154	161
Net unrealized holding gains on investment securities available-for-sale	775	-
Other	89	103

Total deferred tax liabilities	1,034	296

Net deferred tax asset	$556	$1,305

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. A valuation allowance of $209,000 was established during the year ended December 31, 2005 to offset a portion of the tax benefits associated with certain impaired securities that management believed may not be realizable. During 2006, QNB was able to recognize tax benefits due to realized and unrealized capital gains which allowed for the reversal of the entire valuation allowance. Based upon these and other factors, management believes it is more likely than not that QNB will realize the benefits of these remaining deferred tax assets. The net deferred tax asset is included in other assets on the consolidated balance sheet. As of December 31, 2007, QNB has a capital loss carryover of $128,000 that will expire on December 31, 2011, if not utilized. QNB also has an AMT credit carry forward of $184,000, which has an indefinite life.

A reconciliation of the tax provision on income before taxes computed at the statutory rate of 34% and the actual tax provision was as follows:

Year Ended December 31,	2007	2006	2005
Provision at statutory rate	$1,133	$2,194	$2,191
Tax-exempt interest and dividend income	(808)	(830)	(882)
Bank-owned life insurance	(100)	(99)	(98)
Life insurance proceeds	(2)	-	(21)
Stock-based compensation expense	34	40	-
Change in valuation allowance	-	(209)	209
Other	29	(62)	(1)

Total provision	$286	$1,034	$1,398

Note 13 - Employee Benefit Plans

The QNB Bank Retirement Savings Plan provides for elective employee contributions up to 20 percent of compensation and a matching company contribution limited to 3 percent. In addition, the plan provides for safe harbor nonelective contributions of 5 percent of total compensation by QNB. QNB contributed a matching contribution of $146,000 for each of the years ended December 31, 2007, 2006 and 2005 and a safe harbor contribution of $277,000 for 2007 and 2006 and $276,000 for 2005.

QNB’s Employee Stock Purchase Plan (the Plan) offers eligible employees an opportunity to purchase shares of QNB Corp. Common Stock at a 10 percent discount from the lesser of fair market value on the first or last day of each offering period (as defined by the plan). The 2001 Plan expired on June 1, 2006. The 2001 Plan authorized the issuance of 42,000 shares. As of December 31, 2007, 15,399 shares were issued under the 2001 Plan. The 2006 Plan authorizes the issuance of 20,000 shares. As of December 31, 2007, 4,884 shares were issued under the 2006 Plan. The 2006 Plan expires May 31, 2011.

Shares issued pursuant to the Plan were as follows:

Year Ended December 31,	Shares	Price per Share
2007	3,306	$20.39	and	$20.93
2006	3,071	23.40	and	23.63
2005	2,794	24.98	and	27.90

Note 14 - Stock Option Plan

QNB has stock option plans (the Plans) administered by a committee which consists of three or more members of QNB’s Board of Directors. The Plans provide for the granting of either (i) Non-Qualified Stock Options (NQSOs) or (ii) Incentive Stock Options (ISOs). The exercise price of an option, as defined by the Plans, is the fair market value of QNB’s common stock at the date of grant. The Plans provide for the exercise either in cash or in securities of the Company or in any combination thereof.

The 1998 Plan authorizes the issuance of 220,500 shares. The time period by which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest after a three-year period. As of December 31, 2007, there were 225,058 options granted, 9,994 options cancelled, 37,441 options exercised and 177,623 options outstanding under this Plan. The 1998 Plan expires March 10, 2008.

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan except the options expire five years after the grant date. As of December 31, 2007, there were 26,300 options granted and outstanding under this Plan. The 2005 Plan expires March 15, 2015.

As of December 31, 2007, there was approximately $60,000 of unrecognized compensation cost related to unvested stock option awards granted. That cost is expected to be recognized over the next two years.

Stock option activity during 2007, 2006 and 2005, was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value

Outstanding at December 31, 2004	182,392	$18.03	6.6
Exercised	(3,918)	15.21
Granted	20,000	32.35
Cancelled	(5,100)	32.79

Outstanding December 31, 2005	193,374	19.18	5.9
Exercised	(21,451)	16.27
Granted	17,400	26.00

Outstanding December 31, 2006	189,323	20.14	4.9
Exercised	(2,800)	20.00
Granted	17,400	25.15

Outstanding at December 31, 2007	203,923	20.56	3.9	$1,130

Exercisable at December 31, 2007	151,723	$18.06	3.6	$1,130

As of December 31, 2007, outstanding stock options consist of the following:

	Options Outstanding	Exercise Price	Remaining Life (in years)	Options Exerciseable	Exercise Price
	23,697	$13.09	2.0	23,697	$13.09
	24,044	13.30	3.0	24,044	13.30
	34,500	16.13	4.0	34,500	16.13
	20,282	16.70	1.0	20,282	16.70
	31,700	20.00	5.1	31,700	20.00
	17,400	25.15	4.0	-	-
	17,400	26.00	3.1	-	-
	17,400	32.35	7.1	-	-
	17,500	33.25	6.3	17,500	33.25
Outstanding as of December 31, 2007	203,923	$20.56	3.9	151,723	$18.06

The cash proceeds, tax benefits and intrinsic value related to total stock options exercised during 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Proceeds from stock options exercised	$56	$349	$38
Tax benefits related to stock options exercised	4	66	4
Intrinsic value of stock options exercised	12	196	64

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

Balance, December 31, 2006	$3,790
New loans	2,876
Repayments	2,573

Balance, December 31, 2007	$4,093

QNB allowed its directors to defer a portion of their compensation. The amount of deferred compensation accrued as of December 31, 2007 and 2006, was $156,000 and $188,000, respectively.

On September 22, 2005, the Bank approved and entered into an agreement with Eugene T. Parzych, Inc. to act as the general contractor for the renovation of its property at 322 W. Broad Street, Quakertown, Pennsylvania to be used as the loan center. The bids for this project were submitted through a formal bidding process and reviewed by the Board of Directors. Mr. Gary S. Parzych is the president of Eugene T. Parzych, Inc. and is also a director of QNB Corp. Management and the Board of Directors of QNB Corp. and the Bank believe this is an arms-length transaction. The total paid to Eugene T. Parzych Inc. during 2007 and 2006, was $5,000 and $1,032,000, respectively.

Note 16 - Commitments And Contingencies

Financial instruments with off-balance-sheet risk:

In the normal course of business there are various legal proceedings, commitments, and contingent liabilities which are not reflected in the financial statements. Management does not anticipate any material losses as a result of these transactions and activities. They include, among other things, commitments to extend credit and standby letters of credit. Outstanding standby letters of credit amounted to $3,760,000 and $3,422,000, and commitments to extend credit and unused lines of credit totaled $77,264,000 and $69,926,000 at December 31, 2007 and 2006, respectively. The maximum exposure to credit loss, which represents the possibility of sustaining a loss due to the failure of the other parties to a financial instrument to perform according to the terms of the contract, is represented by the contractual amount of these instruments. QNB uses the same lending standards and policies in making credit commitments as it does for on-balance sheet instruments. The activity is controlled through credit approvals, control limits, and monitoring procedures.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2007 and 2006 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include renewal options as well as specific provisions relating to rent increases. The minimum annual rental commitments under these leases outstanding at December 31, 2007 are as follows:

Minimum Lease Payments

2008	$313
2009	280
2010	277
2011	272
2012	220
Thereafter	1,420

The leases contain renewal options to extend the initial terms of the lease from one to ten years. The cost of such rentals is not included above. Rent expense under leases for each of the years ended December 31, 2007, 2006 and 2005, was $368,000, $317,000 and $307,000, respectively.

Note 17 - Other Comprehensive Income (Loss)

The tax effects allocated to each component of other comprehensive income are as follows:

Year Ended December 31, 2007	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
Unrealized gains on securities
Unrealized holding gains arising during the period	$699	$(238)	$461
Reclassification adjustment for losses included in net income	2,815	(957)	1,858

Other comprehensive income	$3,514	$(1,195)	$2,319
Year Ended December 31, 2006

Unrealized gains on securities
Unrealized holding gains arising during the period	$939	$(319)	$620
Reclassification adjustment for gains included in net income	(262)	89	(173)

Other comprehensive income	$677	$(230)	$447

Year Ended December 31, 2005

Unrealized losses on securities
Unrealized holding losses arising during the period	$(4,200)	$1,573	$(2,627)
Reclassification adjustment for losses included in net income	727	(53)	674

Other comprehensive (loss)	$(3,473)	$1,520	$(1,953)

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

The estimated fair values and carrying amounts are summarized as follows:

December 31,	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and due from banks	$14,322	$14,322	$12,439	$12,439
Federal funds sold	-	-	11,664	11,664
Investment securities available-for-sale	191,552	191,552	219,818	219,818
Investment securities held-to-maturity	3,981	4,122	5,021	5,168
Non-marketable equity securities	954	954	3,465	3,465
Loans held-for-sale	688	700	170	168
Net loans	377,737	373,830	340,767	332,539
Mortgage servicing rights	451	670	472	680
Accrued interest receivable	2,742	2,742	2,874	2,874

Financial Liabilities
Deposits with no stated maturities	239,074	239,074	246,090	246,090
Deposits with stated maturities	255,050	255,825	232,832	231,007
Short-term borrowings	33,990	33,977	30,113	30,113
Long-term debt	25,000	25,460	52,000	52,741
Accrued interest payable	2,344	2,344	2,240	2,240

The estimated fair value of QNB’s off-balance sheet financial instruments is as follows:

December 31,	2007		2006
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Commitments to extend credit	$77,264	-	$69,926	-
Standby letters of credit	3,760	-	3,422	-

The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at December 31, 2007 and 2006.

Cash and due from banks, Federal funds sold, accrued interest receivable and accrued interest payable: Current carrying amounts approximate estimated fair value.

Investment securities: Quoted market prices were used to determine fair value, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable insruments.

Non-marketable equity securities: The fair value of stock in Atlantic Central Bankers Bank, the Federal Reserve Bank and the Federal Home Loan Bank is the carrying amount, based on redemption provisions.

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

Short-term borrowings and long-term debt: Short-term borrowings and long-term debt have been valued using the present value of cash flows discounted at rates approximating the current market for similar liabilities.

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

Note 19 - Fair Value Measurements

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

The following table presents information about QNB’s assets measured at fair value on a recurring basis as of December 31, 2007 and indicates the fair value hierarchy of the valuation techniques utilized by QNB to determine such fair value:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Balance as of December 31, 2007
Securities available-for-sale	$4,158	$187,394	$191,552

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

As of December 31, 2007, QNB did not have any assets measured at fair value on a nonrecurring basis. The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of December 31, 2007, all of the financial assets measured at fair value utilized the market approach.

Note 20 - Parent Company Financial Information

Condensed financial statements of QNB Corp. only:

Balance Sheets

December 31,	2007	2006
Assets
Cash and cash equivalents	$257	$8
Investment securities available-for-sale	4,158	4,592
Investment in subsidiary	48,785	45,915
Other assets	51	11

Total assets	$53,251	$50,526
Liabilities
Other liabilities	$-	$116

Shareholders’ equity
Common stock	2,026	2,022
Surplus	9,933	9,707
Retained earnings	41,282	40,990
Accumulated other comprehensive income (loss), net	1,504	(815)
Treasury stock	(1,494)	(1,494)

Total shareholders’ equity	53,251	50,410

Total liabilities and shareholders’ equity	$53,251	$50,526

Statements of Income

Year Ended December 31,	2007	2006	2005
Dividends from subsidiary	$2,839	$2,385	$2,691
Interest and dividend income	77	70	57
Securities (losses) gains	(86)	366	376

Total income	2,830	2,821	3,124
Expenses	310	345	221

Income before applicable income taxes and equity in undistributed income of subsidiary	2,520	2,476	2,903
(Benefit) provision for income taxes	(92)	55	59

Income before equity in undistributed income of subsidiary	2,612	2,421	2,844
Equity in undistributed income of subsidiary	435	2,999	2,202

Net income	$3,047	$5,420	$5,046

Statements of Cash Flows

Year Ended December 31,	2007	2006	2005
Operating Activities
Net income	$3,047	$5,420	$5,046
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income from subsidiary	(435)	(2,999)	(2,202)
Securities losses (gains), net	86	(366)	(376)
Stock-based compensation expense	102	118	-
Decrease (increase) in other assets	(33)	38	(37)
(Decrease) increase in other liabilities	-	(1)	(75)
Deferred income tax provision	(63)	(2)	2

Net cash provided by operating activities	2,704	2,208	2,358

Investing Activities
Purchase of investment securities	(1,366)	(2,672)	(1,652)
Proceeds from sale of investment securities	1,538	2,603	1,600
Net cash provided by (used by) operating activities	172	(69)	(52)

Financing Activities
Cash dividends paid	(2,755)	(2,626)	(2,420)
Proceeds from issuance of common stock	124	421	112
Tax benefit from exercise of stock options	4	66	4

Net cash used by financing activities	(2,627)	(2,139)	(2,304)
Cash and cash equivalents at beginning of year	8	8	6
Increase in cash and cash equivalents	249	-	2
Cash and cash equivalents at end of year	$257	$8	$8
Supplemental Cash Flow Disclosure
Non-Cash Transactions
Change in net unrealized holding gains (losses), net of taxes on investment securities	$(116)	$58	$(150)

Note 21 - Regulatory Restrictions

Dividends payable by the Company and the Bank are subject to various limitations imposed by statutes, regulations and policies adopted by bank regulatory agencies. Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2007, $44,890,000 of retained earnings were available for dividends without prior regulatory approval, subject to the regulatory capital requirements discussed below. Under Federal Reserve regulations, the Bank is limited as to the amount it may lend affiliates, including the Company, unless such loans are collateralized by specific obligations.

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of December 31, 2007, that the Company and the Bank met capital adequacy requirements to which they were subject.

As of the most recent notification, the primary regulator of the Bank considered it to be “well capitalized” under the regulatory framework. There are no conditions or events since that notification that management believes have changed the classification. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios set forth in the table below. The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital Levels
	Actual		Adequately Capitalized		Well Capitalized
As of December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk weighted assets):[1]
Consolidated	$55,169	13.06%	$33,790	8.00%	N/A	N/A
Bank	50,770	12.14	33,463	8.00	$41,829	10.00%
Tier I capital (to risk weighted assets):[1]
Consolidated	51,747	12.25	16,895	4.00	N/A	N/A
Bank	47,491	11.35	16,731	4.00	25,097	6.00
Tier I capital (to average assets):[1]
Consolidated	51,747	8.64	23,959	4.00	N/A	N/A
Bank	47,491	7.99	23,779	4.00	29,724	5.00

	Capital Levels
	Actual		Adequately Capitalized		Well Capitalized
As of December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk weighted assets):[1]
Consolidated	$54,133	13.91%	$31,135	8.00%	N/A	N/A
Bank	49,742	12.92	30,789	8.00	$38,486	10.00%
Tier I capital (to risk weighted assets):[1]
Consolidated	51,182	13.15	15,568	4.00	N/A	N/A
Bank	47,013	12.22	15,394	4.00	23,092	6.00
Tier I capital (to average assets):[1]
Consolidated	51,182	8.42	24,301	4.00	N/A	N/A
Bank	47,013	7.79	24,134	4.00	30,167	5.00

1 As defined by the regulators

Note 22 - Consolidated Quarterly Financial Data (Unaudited)

The unaudited quarterly results of operations for the years ended 2007 and 2006 are in the following table:

	Quarters Ended 2007				Quarters Ended 2006
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Interest income	$8,539	$8,810	$9,040	$8,916	$7,427	$7,828	$8,278	$8,469
Interest expense	4,441	4,358	4,535	4,404	3,441	3,798	4,238	4,429

Net interest income	4,098	4,452	4,505	4,512	3,986	4,030	4,040	4,040
Provision for loan losses	75	150	150	325	-	45	60	240
Non-interest income	(1,668)	936	989	650	1,208	951	1,147	631
Non-interest expense	3,322	4,152	3,327	3,640	3,236	3,282	3,254	3,462

Income (loss) before income taxes	(967)	1,086	2,017	1,197	1,958	1,654	1,873	969
Provision (benefit) for income taxes	(514)	161	463	176	280	352	356	46
Net Income (Loss)	$(453)	$925	$1,554	$1,021	$1,678	$1,302	$1,517	$923

Earnings (Loss) Per Share - basic	$(0.14)	$.30	$.50	$.33	$.54	$.42	$.48	$.30
Earnings (Loss) Per Share - diluted	$(0.14)	$.29	$.49	$.32	$.53	$.41	$.48	$.29

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Previously reported.

(b) None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures are effective as of such date.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2007.

There have been no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by Beard Miller Company LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting. The system of internal control over financial reporting, as it relates to the financial statements, is evaluated for effectiveness by management and tested for reliability through a program of internal audits and management testing and review. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only a reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective and meets the criteria of the Internal Control — Integrated Framework.

(b) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
QNB Corp.

We have audited QNB Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QNB Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on QNB Corp.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, QNB Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows of QNB Corp., and our report dated March 10, 2008 expressed an unqualified opinion.

Beard Miller Company LLP
Allentown, Pennsylvania
March 10, 2008

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2008 Annual Meeting of Shareholders under the captions

•  “Election of Directors”

•  “Governance of the Company - Code of Ethics”

•  “Section 16(a) Beneficial Ownership Compliance”

•  “Meetings and Committees of the Board of Directors of QNB and the Bank”

•  “Executive Officers of QNB and/or the Bank”

The Company has adopted a Code of Business Conduct and Ethics applicable to its CEO, CFO and Controller as well as its long-standing Code of Ethics which applies to all directors and employees. The codes are available on the Company’s website at www.qnb.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2008 Annual Meeting of Shareholders under the captions

•  “Compensation Committee Report”

•  “Compensation Discussion and Analysis”

•  “Executive Compensation”

•  “Director Compensation”

•  “Compensation Tables”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2008 Annual Meeting of Shareholders under the captions

•  “Security Ownership of Certain Beneficial Owners and Management”

•  “Equity Compensation Plan Information”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2008 Annual Meeting of Shareholders under the captions

•  “Certain Relationships and Related Party Transactions”

•  “Governance of the Company - Director Independence”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2008 Annual Meeting of Shareholders under the captions

•  “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors”

•  “Audit Fees, Audit Related Fees, Tax Fees, and All Other Fees”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The following financial statements are included by reference in Part II, Item 8 hereof.

Independent Registered Public Accounting Firm Reports
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity
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

10.4- QNB Retirement Savings Plan. (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-Q filed with the Commission on August 14, 2003.)

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

10.9- QNB Corp. 2006 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-135408 on Form S-8, filed with the Commission on June 28, 2006).

11- Statement re: Computation of Earnings per Share as found on page 56 of Form 10-K, which is included herein.

12- Statement re: Computation of Ratios as found on page 13 of Form 10-K, which is included herein.

14- Registrant’s Code of Ethics. (Incorporated by reference to Exhibit 14 of Registrant’s Form 10-K filed with the Commission on March 30, 2004.)

21- Subsidiaries of the Registrant.

23.1- Consent of Independent Registered Public Accounting Firm

23.2- Consent of Independent Registered Public Accounting Firm

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

QNB Corp.

March 17, 2008	BY:	/s/ Thomas J. Bisko
Thomas J. Bisko
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Bisko	President, Chief Executive	March 17, 2008
Thomas J. Bisko	Officer and Director

/s/ Bret H. Krevolin	Chief Financial Officer	March 17, 2008
Bret H. Krevolin	and Principal Financial and Accounting Officer

/s/ Kenneth F. Brown, Jr.	Director	March 17, 2008
Kenneth F. Brown, Jr.

/s/ Dennis Helf	Director, Chairman	March 17, 2008
Dennis Helf

/s/ G. Arden Link	Director	March 17, 2008
G. Arden Link

/s/ Charles M. Meredith, III	Director	March 17, 2008
Charles M. Meredith, III

/s/ Anna Mae Papso	Director	March17, 2008
Anna Mae Papso

/s/ Gary S. Parzych	Director	March 17, 2008
Gary S. Parzych

/s/ Bonnie Rankin	Director	March 17, 2008
Bonnie Rankin

/s/ Henry L. Rosenberger	Director	March 17, 2008
Henry L. Rosenberger

/s/ Edgar L. Stauffer	Director	March 17, 2008
Edgar L. Stauffer

QNB CORP.
FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2007
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

10.4- QNB Retirement Savings Plan. (Incorporated by reference to Exhibit 10.4 of Registrants Form 10-Q filed with the Commission on August 14, 2003)

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

10.9- QNB Corp. 2006 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-135408 on Form S-8, filed with the Commission on June 28, 2006).

11- Statement re: Computation of Earnings per Share as found on page 56 of Form 10-K, which is included herein.

12- Statement re: Computation of Ratios as found on page 13 of Form 10-K, which is included herein.

14- Registrant’s Code of Ethics. (Incorporated by reference to Exhibit 14 of Registrant’s Form 10-K filed with the Commission on March 30, 2004.)

21- Subsidiaries of the Registrant.

23.1- Consent of Independent Registered Public Accounting Firm

23.2- Consent of Independent Registered Public Accounting Firm

31.1- Section 302 Certification of the President and CEO.

31.2- Section 302 Certification of the Chief Financial Officer.

32.1- Section 906 Certification of the President and CEO.

32.2- Section 906 Certification of the Chief Financial Officer.