Form 10-Q
period 2008-03-31
QNB CORP
filed 2008-05-12
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                           Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2008
Common Stock, par value $.625	3,134,704

QNB CORP. AND SUBSIDIARY
FORM 10-Q
QUARTER ENDED MARCH 31, 2008

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(unaudited)
	March 31, 2008	December 31, 2007

Assets
Cash and due from banks	$16,364	$14,322
Federal funds sold	441	–
Total cash and cash equivalents	16,805	14,322

Investment securities
Available-for-sale (amortized cost $194,953 and $189,273)	198,170	191,552
Held-to-maturity (fair value $4,144 and $4,122)	3,980	3,981
Non-marketable equity securities	1,022	954
Loans held-for-sale	1,126	688
Total loans, net of unearned costs	379,671	381,016
Allowance for loan losses	(3,411)	(3,279)
Net loans	376,260	377,737
Bank-owned life insurance	8,538	8,651
Premises and equipment, net	6,690	6,728
Accrued interest receivable	2,754	2,742
Other assets	2,528	2,458
Total assets	$617,873	$609,813

Liabilities
Deposits
Demand, non-interest bearing	$53,439	$50,043
Interest-bearing demand	89,988	97,290
Money market	48,143	49,666
Savings	44,517	42,075
Time	197,368	190,461
Time of $100,000 or more	71,837	64,589
Total deposits	505,292	494,124
Short-term borrowings	18,736	33,990
Long-term debt	35,000	25,000
Accrued interest payable	2,433	2,344
Other liabilities	2,020	1,104
Total liabilities	563,481	556,562

Shareholders' Equity
Common stock, par value $.625 per share; authorized 10,000,000 shares; 3,241,390 shares issued; 3,134,704 shares outstanding	2,026	2,026
Surplus	9,947	9,933
Retained earnings	41,790	41,282
Accumulated other comprehensive income, net	2,123	1,504
Treasury stock, at cost; 106,686 shares	(1,494)	(1,494)
Total shareholders' equity	54,392	53,251
Total liabilities and shareholders' equity	$617,873	$609,813

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except share data)
	(unaudited)
Three Months Ended March 31,	2008	2007
Interest Income
Interest and fees on loans	$6,173	$5,782
Interest and dividends on investment securities:
Taxable	2,095	2,219
Tax-exempt	462	437
Interest on Federal funds sold	42	40
Interest on interest-bearing balances and other interest income	18	61
Total interest income	8,790	8,539
Interest Expense
Interest on deposits
Interest-bearing demand	307	492
Money market	291	384
Savings	42	44
Time	2,210	1,917
Time of $100,000 or more	792	659
Interest on short-term borrowings	171	225
Interest on long-term debt	363	720
Total interest expense	4,176	4,441
Net interest income	4,614	4,098
Provision for loan losses	225	75
Net interest income after provision for loan losses	4,389	4,023
Non-Interest Income
Fees for services to customers	445	424
ATM and debit card income	219	188
Income on bank-owned life insurance	58	64
Mortgage servicing fees	20	25
Net gain (loss) on investment securities available-for-sale	222	(2,498)
Net gain on sale of loans	32	21
Other operating income	388	108
Total non-interest income	1,384	(1,668)
Non-Interest Expense
Salaries and employee benefits	1,963	1,858
Net occupancy expense	340	312
Furniture and equipment expense	289	255
Marketing expense	153	156
Third party services	188	161
Telephone, postage and supplies expense	161	126
State taxes	130	122
Other expense	319	332
Total non-interest expense	3,543	3,322
Income (loss) before income taxes	2,230	(967)
Provision (benefit) for income taxes	520	(514)
Net Income (Loss)	$1,710	$(453)
Earnings (Loss) Per Share - Basic	$.55	$(.14)
Earnings (Loss) Per Share - Diluted	$.54	$(.14)
Cash Dividends Per Share	$.23	$.22

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

			Accumulated
(in thousands, except share data)	Number	Comprehensive	Other Comprehensive	Common		Retained	Treasury
(unaudited)	of Shares	Income	Income	Stock	Surplus	Earnings	Stock	Total
Balance, December 31, 2007	3,134,704		$1,504	$2,026	$9,933	$41,282	$(1,494)	$53,251

Net income	–	$1,710	–	–	–	1,710	–	1,710
Other comprehensive income, net of taxes
Unrealized holding gains on investment securities available-for-sale	–	766	–	–	–	–	–	–
Reclassification adjustment for gains included in net income	–	(147)	–	–	–	–	–	–
Other comprehensive income	–	619	619	–	–	–	–	619
Comprehensive income	–	$2,329	–	–	–	–	–	–
Cash dividends paid ($.23 per share)	–		–	–	–	(721)	–	(721)
Stock-based compensation expense	–		–	–	14	–	–	14
Cumulative effect of adoption of new accounting principle - accounting for deferred compensation aspects of split dollar life insurance arrangements (EITF 06-4)	–		–	–	–	(481)	–	(481)
Balance, March 31, 2008	3,134,704		$2,123	$2,026	$9,947	$41,790	$(1,494)	$54,392

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands,
	(unaudited)
Three Months Ended March 31,	2008	2007
Operating Activities
Net income (loss)	$1,710	$(453)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	201	175
Provision for loan losses	225	75
Securities (gains) losses, net	(222)	2,498
Gain on sale of equity investment	(175)	–
Net loss on sale of repossessed assets	1	–
Loss on disposal of premises and equipment	3	–
Net gain on sale of loans	(32)	(21)
Proceeds from sales of residential mortgages	3,278	1,537
Originations of residential mortgages held-for-sale	(3,708)	(1,466)
Income on bank-owned life insurance	(58)	(64)
Life insurance (premiums)/proceeds, net	171	(5)
Stock-based compensation expense	14	32
Deferred income tax benefit	(25)	(942)
Net increase in income taxes payable	545	400
Net increase in accrued interest receivable	(12)	(51)
Amortization of mortgage servicing rights and identifiable intangible assets	23	32
Net (accretion) amortization of premiums and discounts on investment securities	(83)	52
Net increase in accrued interest payable	89	60
Increase in other assets	(417)	(1,277)
(Decrease) increase in other liabilities	(25)	144
Net cash provided by operating activities	1,503	726
Investing Activities
Proceeds from maturities and calls of investment securities available-for-sale	13,728	8,434
Proceeds from sales of investment securities available-for-sale	1,122	12,638
Purchase of investment securities available-for-sale	(20,223)	(8,132)
Proceeds from sale of equity investment	175	–
Proceeds from redemption of non-marketable equity securities	332	154
Purchase of non-marketable equity securities	(400)	–
Net decrease (increase) in loans	1,133	(20,046)
Net purchases of premises and equipment	(166)	(57)
Proceeds from sale of repossessed assets	86	–
Net cash used by investing activities	(4,213)	(7,009)
Financing Activities
Net increase in non-interest bearing deposits	3,396	3,203
Net (decrease) increase in interest-bearing non-maturity deposits	(6,383)	1,016
Net increase in time deposits	14,155	8,026
Net decrease in short-term borrowings	(15,254)	(6,875)
Proceeds from long-term debt	10,000	–
Repayment of long-term debt	–	(2,000)
Cash dividends paid	(721)	(688)
Net cash provided by financing activities	5,193	2,682
Increase (decrease) in cash and cash equivalents	2,483	(3,601)
Cash and cash equivalents at beginning of year	14,322	24,103
Cash and cash equivalents at end of period	$16,805	$20,502
Supplemental Cash Flow Disclosures
Interest paid	$4,087	$4,381
Income taxes paid	–	–

Non-Cash Transactions
Change in net unrealized holding losses (gains), net of taxes, on investment securities	619	1,678
Transfer of loans to repossessed assets	119	48

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007, AND DECEMBER 31, 2007
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of QNB Corp. (the Company) and its wholly-owned subsidiary, QNB Bank (the Bank). The consolidated entity is referred to herein as “QNB”. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2007 Annual Report incorporated in the Form 10-K. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

2. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY

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

Stock-based compensation expense was approximately $14,000 and $32,000 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, there was approximately $92,000 of unrecognized compensation cost related to unvested share-based compensation awards granted that is expected to be recognized over the next 33 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorized the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest ratably over a three-year period. As of March 31, 2008, there were 225,058 options granted, 9,994 options cancelled, 37,441 options exercised and 177,623 options outstanding under this Plan. The 1998 Plan expired on March 10, 2008, therefore no further options can be granted under this Plan.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007, AND DECEMBER 31, 2007
(Unaudited)

2. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY (Continued):

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of March 31, 2008, there were 43,700 options granted and outstanding under this Plan. The 2005 Plan expires March 15, 2015.

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature. The following assumptions were used in the option pricing model in determining the fair value of options granted during the three-months ended March 31:

	2008	2007
Options granted
Risk-free interest rate	3.00%	4.74%
Dividend yield	3.64	3.50
Volatility	18.46	15.99
Expected life	5 yrs.	5 yrs.

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in 2008 and 2007 was $2.63 and $3.57, respectively.

Stock option activity during the three months ended March 31, 2008 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (in yrs.)	Value

Outstanding at January 1, 2008	203,923	$20.56	3.9
Exercised	-	-
Granted	17,400	21.00	3.8	$479

Outstanding at March 31, 2008	221,323	$20.60

Exercisable at March 31, 2008	169,123	$19.53	3.7	$479

On January 24, 2008, QNB announced that the Board of Directors authorized the repurchase of up to 50,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. QNB has not repurchased any shares to date under this authorization.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007, AND DECEMBER 31, 2007
(Unaudited)

3. EARNINGS (LOSS) PER SHARE

The following sets forth the computation of basic and diluted earnings (loss) per share:

	For the Three Months Ended March 31,
	2008	2007

Numerator for basic and diluted earnings (loss) per share - net income (loss)	$1,710	$(453)

Denominator for basic earnings per share- weighted average shares outstanding	3,134,704	3,128,598

Effect of dilutive securities - employee stock options	32,272	-

Denominator for diluted earnings per share- adjusted weighted average shares outstanding	3,166,976	3,128,598

Earnings (loss) per share-basic	$.55	$(.14)
Earnings (loss) per share-diluted	$.54	$(.14)

There were 87,100 stock options that were anti-dilutive for the three-month period ended March 31, 2008. These stock options were not included in the above calculation. For the three months ended March 31, 2007, the effect of dilutive securities related to stock options totaled 46,778 which, when added to the average basic shares outstanding totaling 3,128,598, would have resulted in average diluted shares outstanding totaling 3,175,376. However, in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, due to QNB reporting a net loss for the three months ended March 31, 2007, including potential common shares in the denominator of a diluted per share computation would result in an anti-dilutive per share amount.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007, AND DECEMBER 31, 2007
(Unaudited)

4. COMPREHENSIVE INCOME

For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the three months ended March 31, 2008 and 2007:

	For the Three Months
	Ended March 31,
	2008	2007

Unrealized holding gains arising during the period on securities available-for-sale (net of tax expense of $(394) and $(16), respectively)	$766	$29

Reclassification adjustment for (gains) losses included in net income (net of tax expense (tax benefit) of $75 and $(849), respectively)	(147)	1,649

Net change in unrealized gains during the period	619	1,678

Accumulated other comprehensive income (loss), beginning of period	1,504	(815)

Accumulated other comprehensive income, end of period	$2,123	$863

Net income (loss)	$1,710	$(453)

Other comprehensive income, net of tax:

Unrealized holding gains arising during the period (net of tax expense of $(319) and $(865), respectively)	619	1,678

Comprehensive income	$2,329	$1,225

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007, AND DECEMBER 31, 2007
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

The following table presents information about QNB’s assets measured at fair value on a recurring basis as of March 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by QNB to determine such fair value:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Balance as of March 31, 2008
Securities available-for-sale	$4,163	$194,007	$198,170

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

As of March 31, 2008, QNB did not have any assets measured at fair value on a nonrecurring basis. The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities. As of March 31, 2008, all of the financial assets measured at fair value utilized the market approach.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007, AND DECEMBER 31, 2007
(Unaudited)

6. LOANS

The following table presents loans by category as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Commercial and industrial	$89,949	$88,445
Construction	26,272	23,959
Agricultural	-	25
Real estate-commercial	129,010	131,392
Real estate-residential	117,267	119,172
Consumer	4,235	4,442
Indirect lease financing	12,782	13,431
Total loans	379,515	380,866
Deferred costs	156	150
Total loans net of unearned costs	$379,671	$381,016

7. INTANGIBLE ASSETS

As a result of a purchase of deposits in 1997, QNB recorded a deposit premium of $511,000. This premium was being amortized, for book purposes, over ten years and was reviewed annually for impairment. The net deposit premium intangible was $0 at both March 31, 2008 and December 31, 2007. Amortization expense for core deposit intangibles was $0 and $13,000 for the three-month periods ended March 31, 2008 and 2007, respectively.

The following table reflects the components of mortgage servicing rights as of the periods indicated:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2008	2007

Mortgage servicing rights beginning balance	$451	$472
Mortgage servicing rights capitalized	25	49
Mortgage servicing rights amortized	(23)	(70)
Fair market value adjustments	-	-

Mortgage servicing rights ending balance	$453	$451

Mortgage loans serviced for others	$69,395	$69,194

Amortization expense of intangibles	$23	$113

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007, AND DECEMBER 31, 2007
(Unaudited)

7. INTANGIBLE ASSETS (Continued):

The annual estimated amortization expense of mortgage servicing rights for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense

For the Year Ended 12/31/08	$95
For the Year Ended 12/31/09	85
For the Year Ended 12/31/10	69
For the Year Ended 12/31/11	55
For the Year Ended 12/31/12	43

8. RELATED PARTY TRANSACTIONS

As of March 31, 2008, loans receivable from directors, principal officers, and their related interests totaled approximately $4,168,000. All of these transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Also, they did not involve a more than normal risk of collectibility or present any other unfavorable features.

9. OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS AND GUARANTEES

QNB is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same lending standards and policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The activity is controlled through credit approvals, control limits and monitoring procedures.

A summary of the Bank's financial instrument commitments is as follows:

	March 31, 2008	December 31, 2007
Commitments to extend credit and unused lines of credit	$77,279	$77,264
Standby letters of credit	2,982	3,760
	$80,261	$81,024

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007, AND DECEMBER 31, 2007
(Unaudited)

9. OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS AND GUARANTEES (Continued)

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

QNB does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2008 and December 31, 2007 for guarantees under standby letters of credit issued is not material.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FASB No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. As a result of adopting this standard, QNB recorded a cumulative effect adjustment of $481,000 to retained earnings effective January 1, 2008. In addition, the expense recoded in the first quarter of 2008 was approximately $8,000.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 was effective for QNB on January 1, 2008. QNB did not elect to measure any items at fair value, therefore the adoption of SFAS No. 159 did not have an impact on our consolidated financial statements.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007, AND DECEMBER 31, 2007
(Unaudited)

10. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. The Issue states that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. This Issue was effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of EITF Issue No. 06-11 did not have a material impact on QNB’s consolidated financial statements.

FASB Statement No. 141(R) Business Combinations was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a corporation’s fiscal year beginning after December 15, 2008. This new pronouncement will impact QNB’s accounting for business combinations completed beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 amends ARB 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly reported as equity in the consolidated financial statements. Additionally, SFAS No. 160 requires that the amount of consolidated net income attributable to the parent and to the controlling interests be clearly identified and presented on the face of the consolidated statement of income. The provisions of this Statement are effective for fiscal years beginning on or after December 15, 2008, and earlier application is prohibited. Prospective application of this Statement is required, except for the presentation and disclosure requirements which must be applied retrospectively. QNB is currently assessing the potential impact SFAS No. 160 will have on the consolidated financial statements.

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007, AND DECEMBER 31, 2007
(Unaudited)

10. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (Statement 161).  Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  QNB is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Staff Accounting Bulletin No. 109 (SAB 109), Written Loan Commitments Recorded at Fair Value Through Earnings expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff ’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments. Specifically, the SAB revises the SEC staff ’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff ’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 did not have a material impact on the Company’s financial statements.

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment, of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 was effective January 1, 2008, and did not have a material impact on QNB’s financial statements.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QNB Corp. (the Company) is a bank holding company headquartered in Quakertown, Pennsylvania. The Company, through its wholly-owned subsidiary, QNB Bank (the Bank), has been serving the residents and businesses of upper Bucks, northern Montgomery and southern Lehigh counties in Pennsylvania since 1877. The Bank is a locally managed community bank that provides a full range of commercial and retail banking and retail brokerage services. The consolidated entity is referred to herein as “QNB”.

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, and including the risk factors identified in Item 1A of QNB’s 2007 Form 10-K, could affect the future financial results of the Company and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:
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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - OVERVIEW

QNB earns its net income primarily through its subsidiary, QNB Bank. Net interest income, or the spread between the interest, dividends and fees earned on loans and investment securities and the expense incurred on deposits and other interest-bearing liabilities, is the primary source of operating income for QNB. QNB seeks to achieve sustainable and consistent earnings growth while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk levels approved by the Board of Directors. Due to its limited geographic area, comprised principally of upper Bucks, southern Lehigh and northern Montgomery counties, growth is pursued through expansion of existing customer relationships and building new relationships by stressing a consistently high level of service at all points of contact.

QNB reported net income for the first quarter of 2008 of $1,710,000, or $.54 per share on a diluted basis. These results compare to a net loss of $(453,000), or $(.14) per share on a diluted basis, for the first quarter of 2007.

The results for the first quarter of 2008 continue to reflect the benefits of the restructuring transactions executed in April 2007 as well as the positive impact of an increase in loans. In April 2007, the Company decided to restructure its balance sheet by selling approximately $92,000,000 of lower yielding securities, that had been identified as other-than-temporarily impaired in the first quarter of 2007, and by prepaying $50,000,000 of higher costing Federal Home Loan Bank (FHLB) advances. The purpose of the restructuring transactions was to improve the Company’s net interest margin on a going-forward basis and to increase net interest income and net income.

Net interest income for the first quarter of 2008 was $4,614,000, a $516,000, or 12.6%, increase from net interest income reported for the same period in 2007. The net interest margin for the first quarter of 2008 was 3.46% compared to 3.11% for the first quarter of 2007. Also contributing to the increase in net interest income and the net interest margin was the change in mix of earning assets as higher yielding loans replaced lower yielding investment securities. Average total loans increased 8.3% when comparing the first quarter of 2008 with the first quarter of 2007 while average investment securities decreased 13.1% when comparing the same periods.

Positively impacting net income for the first quarter of 2008 was the recognition of $230,000 of non-interest income as a result of the Visa initial public offering: a $175,000 gain related to the mandatory redemption of our shares of restricted common stock in Visa, which restricted common stock had been issued to financial institution members of Visa in contemplation of Visa’s March 2008 initial public offering, and $55,000 of income related to the reversal of liabilities recorded in the fourth quarter of 2007 to fund our estimated proportionate share of settlements of, or judgments in, indemnified litigation involving Visa. Total non-interest income, excluding the Visa items noted above, would have been $1,154,000 for the first quarter of 2008. This compares favorably to total non-interest income of $1,090,000 for the first quarter of 2007, excluding the other-than-temporary impairment charge of $2,758,000 recorded in the first quarter of 2007. This impairment charge resulted in a reduction of net income of $1,820,000, or $.57 per share on a diluted basis, for the first quarter of 2007.

The slowdown in the U.S. economy has had a negative impact on both consumers and small businesses. This has resulted in an increase in both loan charge-offs and non-performing loans when comparing the two periods. As a result of these factors, as well as the inherent risk related to loan growth, the provision for loan losses was $225,000 for the first quarter of 2008. The provision for loan losses was $75,000 for the first quarter of 2007. Total non-performing loans, which represent loans on non-accrual status and loans past due more than 90 days, were $1,557,000, or .41% of total loans at March 31, 2008 compared with $363,000, or .10% of total loans at March 31, 2007. The allowance for loan losses of $3,411,000 represents .90% of total loans at March 31, 2008 compared to an allowance for loan losses of $2,721,000, or .75% of total loans at March 31, 2007.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

Total non-interest expense was $3,543,000 for the first quarter of 2008, an increase of 6.7% compared to $3,322,000 for the first quarter of 2007. Salary and benefit expense increased $105,000, or 5.7%, to $1,963,000 for the first quarter of 2008. An accrual for incentive compensation contributed $51,000 to the increase. Net occupancy and furniture and equipment expense increased $62,000 when comparing the two quarters reflecting an increase in depreciation expense and maintenance expense.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis )

	Three Months Ended
	March 31, 2008			March 31, 2007
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$5,832	2.91%	$42	$3,098	5.26%	$40
Investment securities:
U.S. Treasury	5,125	4.12%	52	5,147	4.70%	60
U.S. Government agencies	29,216	5.55%	405	32,578	5.53%	450
State and municipal	42,626	6.56%	700	40,020	6.61%	661
Mortgage-backed and CMOs	99,271	5.59%	1,387	127,650	4.51%	1,439
Other	18,009	5.72%	258	18,155	6.13%	278
Total investment securities	194,247	5.77%	2,802	223,550	5.17%	2,888
Loans:
Commercial real estate	177,897	6.72%	2,972	157,103	6.77%	2,621
Residential real estate	21,918	6.00%	329	26,530	5.92%	393
Home equity loans	68,301	6.30%	1,071	69,369	6.48%	1,109
Commercial and industrial	67,515	6.63%	1,113	55,189	7.41%	1,008
Indirect lease financing	13,036	10.07%	328	13,327	9.31%	310
Consumer loans	4,362	10.64%	115	4,852	10.05%	120
Tax-exempt loans	24,411	6.13%	372	22,210	6.13%	336
Total loans, net of unearned income*	377,440	6.71%	6,300	348,580	6.86%	5,897
Other earning assets	2,036	3.69%	18	4,257	5.83%	61
Total earning assets	579,555	6.36%	9,162	579,485	6.22%	8,886
Cash and due from banks	9,994			10,856
Allowance for loan losses	(3,292)			(2,733)
Other assets	21,614			21,040
Total assets	$607,871			$608,648
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$91,333	1.35%	$307	$92,994	2.15%	$492
Money market	49,798	2.35%	291	51,531	3.02%	384
Savings	42,596	0.39%	42	45,640	0.39%	44
Time	194,909	4.56%	2,210	178,467	4.36%	1,917
Time over $100,000	68,026	4.68%	792	57,182	4.67%	659
Total interest-bearing deposits	446,662	3.28%	3,642	425,814	3.33%	3,496
Short-term borrowings	23,948	2.87%	171	25,666	3.56%	225
Long-term debt	33,132	4.34%	363	51,911	5.55%	720
Total interest-bearing liabilities	503,742	3.33%	4,176	503,391	3.58%	4,441
Non-interest-bearing deposits	47,840			49,963
Other liabilities	4,273			3,512
Shareholders' equity	52,016			51,782
Total liabilities and shareholders' equity	$607,871			$608,648
Net interest rate spread		3.03%			2.64%
Margin/net interest income		3.46%	$4,986		3.11%	$4,445

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.
Non-accrual loans are included in earning assets.
* Includes loans held-for-sale

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated to changes in volume.

Three Months Ended
March 31, 2008 compared
to March 31, 2007

	Total	Due to change in:
	Change	Volume	Rate
Interest income:
Federal funds sold	$2	$36	$(34)
Investment securities:
U.S. Treasury	(8)	(1)	(7)
U.S. Government agencies	(45)	(46)	1
State and municipal	39	44	(5)
Mortgage-backed and CMOs	(52)	(321)	269
Other	(20)	(2)	(18)
Loans:
Commercial real estate	351	372	(21)
Residential real estate	(64)	(69)	5
Home equity loans	(38)	(7)	(31)
Commercial and industrial	105	235	(130)
Indirect lease financing	18	(7)	25
Consumer loans	(5)	(11)	6
Tax-exempt loans	36	36	-
Other earning assets	(43)	(32)	(11)
Total interest income	$276	$227	$49
Interest expense:
Interest-bearing demand	$(185)	$(5)	$(180)
Money market	(93)	(11)	(82)
Savings	(2)	(2)	-
Time	293	194	99
Time over $100,000	133	131	2
Short-term borrowings	(54)	(13)	(41)
Long-term debt	(357)	(257)	(100)
Total interest expense	$(265)	$37	$(302)
Net interest income	$541	$190	$351

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three month periods ended March 31, 2008 and 2007.

	For the Three Months
	Ended March 31,
	2008	2007

Total interest income	$8,790	$8,539
Total interest expense	4,176	4,441

Net interest income	4,614	4,098
Tax equivalent adjustment	372	347

Net interest income (fully taxable equivalent)	$4,986	$4,445

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

For purposes of this discussion, interest income and the average yield earned on loans and investment securities are adjusted to a tax-equivalent basis as detailed in the tables that appear on pages 20 and 21. This adjustment to interest income is made for analysis purposes only. Interest income is increased by the amount of savings of Federal income taxes, which QNB realizes by investing in certain tax-exempt state and municipal securities and by making loans to certain tax-exempt organizations. In this way, the ultimate economic impact of earnings from various assets can be more easily compared.

The net interest rate spread is the difference between average rates received on earning assets and average rates paid on interest-bearing liabilities, while the net interest rate margin, which includes interest-free sources of funds, is net interest income expressed as a percentage of average interest-earning assets.

Net interest income increased $516,000, or 12.6%, to $4,614,000 for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007. On a tax-equivalent basis, net interest income increased by 12.2% from $4,445,000 for the three months ended March 31, 2007 to $4,986,000 for the same period ended March 31, 2008. When comparing the first quarters of 2008 and 2007, the net interest margin increased to 3.46% from 3.11%, an improvement of 35 basis points. The increase in both net interest income and the net interest margin, when comparing the two quarters, reflects the benefits of the balance sheet restructuring transactions as well as the shift in earning assets from investment securities to higher yielding commercial loans.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

QNB’s interest sensitivity position also contributed to the increase in net interest income and the net interest margin. QNB has a negative gap position in a one-year time frame, which results when the amount of interest rate sensitive liabilities (deposits and debt) exceeds interest rate sensitive assets (loans and investment securities). As a result of this position, QNB’s cost of interest-bearing liabilities has declined as the Federal Reserve Bank’s Open Market Committee (Fed) picked up the pace of reducing the Federal funds target rate in response to liquidity issues in the world’s financial markets, a nationwide housing slowdown and growing concerns of a possible recession. During January 2008, the Fed reduced the Federal funds target rate by 125 basis points and in March another 75 basis points bringing the target rate to 2.25% at March 31, 2008. The average Federal funds target rate for the first quarter of 2008 was 3.22% compared to 5.25% for the first quarter of 2007. In response to actions by the Fed, the Treasury yield curve has steepened since December 31, 2007 as short-term rates have declined more than longer term rates. The 2-year Treasury Note has declined 143 basis points since the end of the year to 1.62% at March 31, 2008, while the 10-year Treasury Note has declined 59 basis points over the same period to 3.45%.

Total average earning assets were virtually unchanged when comparing the two quarters. However, the mix of earning assets did change with average loans increasing $28,860,000 or 8.3% and average investment securities decreasing $29,303,000 or 13.1% when comparing the first quarter of 2008 to the same period in 2007. The decline in investment securities balances reflects both the growth in loans as well as the decision by management to reduce its leverage position by reducing the amount of long-term debt as part of the restructuring transaction. When comparing the first quarters of 2008 and 2007, average long-term debt declined by $18,779,000.

The yield on earning assets on a tax-equivalent basis increased from 6.22% for the first quarter of 2007 to 6.36% for the first quarter of 2008. Interest income on investment securities decreased $86,000 or 3.0%, when comparing the two quarters, primarily a result of the reduction in balances. However, the average yield on the portfolio increased from 5.17% for the first quarter of 2007 to 5.77% for the first quarter of 2008. This increased yield reflects the benefits from the April 2007 restructuring transaction in which approximately $92,000,000 of investment securities with a yield of approximately 4.26% were sold. Some of the proceeds from the sale of these securities were used to purchase $63,524,000 of investment securities yielding 5.51%. Most of the improvement in yield in the total investment securities portfolio was in the mortgage-backed and CMO securities portfolios, where the yield increased from 4.51% for the first quarter of 2007 to 5.59% for the first quarter of 2008. The yield on the total investment securities portfolio will likely decline during the remainder of 2008 as cash flow from the portfolio is reinvested at lower interest rates resulting from the decline in Treasury rates noted above.

Interest income on loans increased $403,000 or 6.8% when comparing the two quarters, with the impact of increased balances more than offsetting the decline in the yield on the portfolio. The yield on loans decreased 15 basis points to 6.71% when comparing the first quarter of 2007 to the first quarter of 2008. The decline in the yield on the loan portfolio reflects the impact of lower interest rates, primarily the Prime rate which moves in step with the Federal funds target rate. Limiting the impact of the decline in interest rates on loan yields through March 31, 2008 is the structure of the loan portfolio, which has a significant portion of fixed-rate and adjustable-rate loans (with fixed-rate terms for three to ten years). However, the yield on the portfolio will likely decline further as the adjustable-rate and floating-rate loans reprice.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Most of the increase in loan income is attributable to commercial loans. Income on commercial real estate loans increased $351,000 with average balances increasing $20,794,000 or 13.2%. Partially offsetting the benefit of the increase in the volume of commercial real estate loans was a slight decline in the yield on this portfolio. The yield on commercial real estate loans decreased 5 basis points to 6.72% for the first quarter of 2008. Interest on commercial and industrial loans increased $105,000 with the increase in average balances more than offsetting the impact of the decline in yield. Average commercial and industrial loans increased $12,326,000 or 22.3% when comparing the two quarters, contributing an additional $235,000 in interest income. The average yield on these loans decreased 78 basis points to 6.63% resulting in a reduction in interest income of $130,000. The commercial and industrial loan category will be impacted most by the action by the Federal Reserve to lower interest rates since a large portion of this category of loans is indexed to the Prime rate. Tax-exempt loan income increased $36,000, a result of the 9.9% increase in average balances. The indirect lease financing portfolio contributed $18,000 to the increase in total loan income with an increase in yield providing the impetus. The yield on indirect leases was 10.07% for the first quarter of 2008, compared with 9.31% for the same period in 2007. Income associated with the early payoff of leases contributed to the higher yield for the first quarter of 2008.

Residential mortgage and home equity loan activity has slowed over the past twelve months as the real estate market has deteriorated. While QNB does not originate or hold sub-prime mortgages, or any of the other high-risk mortgage products, it has been impacted by the overall downturn in the residential housing market. The average balance of residential mortgages declined $4,612,000 or 17.4%, when comparing the two quarters while the average yield increased by eight basis points. QNB sells most of the fixed rate loans it originates, especially in the low rate environment that currently exists. Average home equity loans decreased 1.5% to $68,301,000, while the yield on the home equity portfolio decreased 18 basis points to 6.30%. The demand for home equity loans has declined as home values have stabilized or fallen and homeowners have already borrowed against the equity in their homes. Included in the home equity portfolio are floating rate home equity lines tied to the Prime rate. These loans have contributed to the decline in the yield in the home equity portfolio.

Interest income on Federal funds sold increased $2,000 when comparing the two quarters with the growth in average balances of $2,734,000 offsetting the 235 basis point decline in rate. The yield on Federal funds sold decreased from 5.26% for the first quarter of 2007 to 2.91% for the first quarter of 2008, reflecting the actions by the Fed, beginning in the third quarter of 2007, to reduce the Federal funds target rate.

For the most part, earning assets are funded by deposits, which increased when comparing the two quarters. Average deposits increased $18,725,000, or 3.9%, with the growth occurring in higher cost time deposits, which increased $27,286,000, or 11.6%. The average balance of all other categories of deposits declined when comparing the two quarters.

While total interest income on a tax-equivalent basis increased $276,000 when comparing the first quarter of 2008 to the first quarter of 2007, total interest expense declined $265,000. Interest expense on total deposits increased $146,000, while interest expense on borrowed funds decreased $411,000 when comparing the two quarters. The rate paid on interest-bearing liabilities decreased from 3.58% for the first quarter of 2007 to 3.33% for the first quarter of 2008. During this same period, the rate paid on interest-bearing deposits decreased from 3.33% to 3.28%. The increase in interest expense on total deposits was primarily the result of volume and rate increases on time deposits. Interest expense on time deposits increased $426,000 with higher volumes accounting for $325,000 of the increase and higher rates accounting for $101,000 of the increase. The average rate paid on time deposits increased from 4.43% to 4.59% when comparing the two periods.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Like fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. Approximately $219,417,000 or 81.5%, of time deposits at March 31, 2008 will reprice or mature over the next 12 months.

The competition for deposits, especially time deposits, led to significantly higher rates being paid on these products in 2007. Like other financial institutions, QNB, as a result of consumer demand and the need to retain deposits, offered relatively short maturity time deposits at attractive rates. Most consumers were looking for short maturity time deposits in anticipation of short-term rates continuing to increase. With interest rates declining in the latter part of 2007, the expectation was for time deposit rates to fall; however, this reduction was slow to occur as the competition was still offering high rate time deposits.

With the unprecedented move by the Fed during the first quarter of 2008, the rates on time deposits being offered did decline significantly. Given the short-term nature of QNB’s time deposit portfolio and the current rates being offered, it is likely that the average rate paid on time deposits should decline over the next few quarters as higher costing time deposits originated in 2007 are repriced lower. The key will be to retain these deposits at lower rates.

Partially offsetting the increase in interest expense on time deposits was a reduction in interest expense on interest-bearing demand deposits and money market accounts which declined $185,000 and $93,000, respectively. The interest rate paid on interest-bearing demand accounts decreased from 2.15% for the first quarter of 2007 to 1.35% for the first quarter of 2008. Included in these accounts are municipal deposits whose rates are tied directly to the Federal funds rate. Municipal accounts comprise approximately 39.9% of total interest-bearing demand accounts. The yield on municipal accounts declined from 4.98% for the first quarter of 2007 to 3.15% for the first quarter of 2008. Interest expense and the rate paid on these accounts will decline further during the second quarter of 2008 as a result of the actions by the Fed. The interest rate paid on money market accounts was 3.02% for the first quarter of 2007 and 2.35% for the first quarter of 2008, a decline of 67 basis points. Included in total money market balances is the Select money market account, a higher yielding money market product that pays a tiered rate based on account balances. QNB maintained a rate close to 4.00% for balances over $75,000 for most of 2007. With the sharp decline in short-term interest rates during the first quarter of 2008, the rates paid on the Select money market account have declined as well.

Offsetting the increase in interest expense on total deposits was a reduction in interest expense on short-term borrowings of $54,000 and long-term debt of $357,000. Short-term borrowings are primarily comprised of repurchase agreements (a sweep product for commercial customers). While not directly indexed to the Federal funds rate, the rate paid on these accounts moves closely with the Federal funds rate and as a result declined when comparing the two quarters. The average rate paid on short-term borrowings declined from 3.56% for the first quarter of 2007 to 2.97% for the first quarter of 2008. The average balance of short-term borrowings declined $1,718,000, or 6.7%, when comparing the two quarters.

The April 2007 balance sheet restructuring was the primary reason for the decline in interest expense on long-term debt when comparing the two quarters. QNB prepaid $50,000,000 of FHLB advances with a cost of 5.55% and replaced half with a $25,000,000 repurchase agreement with a cost of 4.78%. In January 2008, QNB borrowed $10,000,000 from the FHLB at a cost of 2.97% for two years. At the time, this type of wholesale funding was a better alternative to higher costing time deposits and overnight funding. The average balance of long-term debt was $33,132,000 for the first quarter of 2008 compared with $51,911,000 for the first quarter of 2007, while the average rate paid decreased to 4.34% from 5.55% when comparing the same periods.

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

QNB’s management determined that a $225,000 provision for loan losses was necessary for the three-month period ended March 31, 2008, compared to a provision for loan losses of $75,000 for the same period in 2007. respectively. The need for a provision was determined by the analysis described above and resulted in an allowance for loan losses that management believes is adequate in relation to the estimate of known and inherent losses in the portfolio. The higher provision in the first quarter of 2008 reflects an increase in non-performing assets and delinquent loans as well as the inherent risk related to loan growth. Non-performing assets (non-accruing loans, loans past due 90 days or more, other real estate owned and other repossessed assets) amounted to .26% and .07% of total assets at March 31, 2008 and 2007, respectively. These levels compare to .27% at December 31, 2007. Delinquent loans include loans past due more than 30 days. Total delinquent loans at March 31, 2008, December 31, 2007 and March 31, 2007 represent 1.08%, .98% and .71% of total loans, respectively. The increase in total delinquent loans is a result of higher delinquency in the indirect lease portfolio. As of March 31, 2008, 13.04% of the indirect lease portfolio was past due more than 30 days. This compares to 8.32% at December 31, 2007 and 4.89% at March 31, 2007. The delinquency as of April 30, 2008 was reduced to 8.21%. The asset quality of the commercial loan portfolio, the largest component of total loans, representing approximately 72% of total loans, remains strong. Total delinquent commercial loans were .48% of total commercial loans at March 31, 2008. This compares to .47% and .50% at December 31, 2007 and March 31, 2007, respectively. Delinquent loans on one to four unit residential mortgages and home equity loans improved to 1.17% of balances at March 31, 2008 compared with 1.37% at December 31, 2007. The increases in non-performing and delinquent loans reflect the slow-down in the local and regional economy as well as the impact of rising fuel costs.

QNB had net charge-offs of $93,000 and $83,000 during the first quarters of 2008 and 2007, respectively. The net charge-offs during both periods relate primarily to loans in the indirect lease financing portfolio.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES (Continued)

Non-accrual loans were $1,418,000, $1,397,000 and $122,000 at March 31, 2008, December 31, 2007 and March 31, 2007, respectively. Loans past due 90 days or more and still accruing were $139,000, $218,000 and $241,000, respectively, at these same period-ends. The majority of the non-performing loans at March 31, 2008 are considered adequately secured by real estate collateral and QNB expects to collect all interest and principal on these loans. Non-accrual loans in the indirect lease financing portfolio are generally secured by equipment or vehicles and repossession of the collateral is in process.

In April 2008, $236,000 of loans reported as non-accrual loans as of March 31, 2008 were paid off. In addition, a non-accrual construction loan with a balance of $469,000 at March 31, 2008 is under agreement of sale and QNB is expecting this loan to be paid off in May 2008.

QNB did not have any other real estate owned as of March 31, 2008, December 31, 2007 or March 31, 2007. Repossessed assets consisting of equipment, automobiles and motorcycles were $37,000, $6,000 and $45,000 at March 31, 2008, December 31, 2007 and March 31, 2007, respectively.

There were no restructured loans as of March 31, 2008, December 31, 2007 or March 31, 2007, respectively, as defined in FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for loan losses was $3,411,000, $3,279,000 and $2,721,000 at March 31, 2008, December 31, 2007, and March 31, 2007, respectively. The ratio of the allowance to total loans was .90%, .86% and .75% at the respective period end dates. The increase in the ratio reflects the increase in the provision for loan losses recorded during 2007 and the first quarter of 2008. The ratio, at .90%, is at a level that QNB management believes is adequate based on its analysis.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At March 31, 2008, December 31, 2007 and March 31, 2007, the recorded investment in loans for which impairment had been recognized in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15, totaled $949,000, $961,000 and $109,000, respectively, of which $841,000, $847,000 and $109,000, respectively required no specific allowance for loan losses. The recorded investment in impaired loans requiring a specific allowance for loan losses was $108,000, $114,000 and $0 at March 31, 2008, December 31, 2007 and March 31, 2007, respectively. At March 31, 2008, December 31, 2007 and March 31, 2007 the related allowance for loan losses associated with these loans was $54,000, $57,000 and $0, respectively. Most of the loans that have been identified as impaired, but for which a specific allowance has not been identified, are adequately collateralized.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES (Continued)

Since the allowance for loan losses is dependent, to a great extent, on conditions that may be beyond QNB’s control, it is at least reasonably possible that management’s estimates of the allowance for loan losses and actual results could differ. In addition, various regulatory agencies, as an integral part of their examination process, periodically review QNB’s allowance for losses on loans. Such agencies may require QNB to recognize changes to the allowance based on their judgments about information available to them at the time of their examination.

NON-INTEREST INCOME

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and check card income, income on bank-owned life insurance, mortgage servicing fees, gains and losses on the sale of investment securities, gains on the sale of residential mortgage loans and other fee income.

Total non-interest income for the first quarter of 2008 was $1,384,000 compared to a loss of $1,668,000 for the first quarter of 2007. Positively impacting net income for the first quarter of 2008 was the recognition of $230,000 of non-interest income as a result of the Visa initial public offering comprised of a $175,000 gain related to the mandatory redemption of shares of restricted common stock in Visa and $55,000 of income related to the reversal of liabilities recorded in the fourth quarter of 2007 to fund settlements of indemnified litigation involving Visa. Total non-interest income, excluding the Visa items, would have been $1,154,000 for the first quarter of 2008. This compares favorably to total non-interest income of $1,090,000 for the first quarter of 2007, excluding the other-than-temporary impairment charge of $2,758,000 recorded in the first quarter of 2007.

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees increased $21,000, or 5.0%, to $445,000 when comparing the three-month periods. Overdraft income increased $17,000 for the three-month period as a result of an increase in the volume of overdrafts, as the per item charge has remained the same. Fees on business checking accounts increased $5,000 for the three-month period. This increase reflects the impact of a lower earnings credit rate in the first quarter of 2008 as compared to the first quarter of 2007, resulting from the decline in short-term interest rates. These credits are applied against service charges incurred.

ATM and debit card income is primarily comprised of income on debit cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $219,000 for the first quarter of 2008, an increase of $31,000, or 16.5%, from the amount recorded during the first quarter of 2007. Debit card income increased $20,000, or 15.2%, for the three-month period. In addition, an increase in PIN-based transactions resulted in additional interchange income of $10,000 when comparing the three-month periods.

Income on bank-owned life insurance represents the earnings on life insurance policies on which the Bank is the owner and beneficiary. The earnings on these policies were $58,000 and $64,000 for the three months ended March 31, 2008 and 2007, respectively. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The lower income reflects the higher mortality costs that result as employees age. The existing policies have rate floors which minimize how low the earnings rate can go. Some of these policies are currently at their earnings floors.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME (Continued)

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to, and over, the period of net servicing income or loss. On a quarterly basis, servicing assets are assessed for impairment based on their fair value. Mortgage servicing fees for the three-month periods ended March 31, 2008 and 2007 were $20,000 and $25,000, respectively. There was no valuation allowance necessary in either period. Amortization expense related to the mortgage servicing asset for the three-month periods ended March 31, 2008 and 2007 was $23,000 and $19,000, respectively. Mortgage refinance activity increased slightly during the first quarter of 2008 as residential mortgage rates declined in response to falling Treasury market rates. The increase in amortization expense reflects the increase in refinancing activity. The average balance of mortgages serviced for others was $69,313,000 for the first quarter of 2008 compared to $70,735,000 for the first quarter of 2007, a decrease of 2.0%. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

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

For the three-months ended March 31, 2008 net gains on the sale of investment securities were $222,000. Included in these gains were $66,000 from the sale of debt securities by the Bank and $156,000 of gains from the sale of marketable equity securities by the Company. For the three-months ended March 31, 2007 QNB recorded a net loss on investment securities of $2,498,000. Excluding the impairment loss of $2,758,000, gains on the sale of investment securities were $260,000 for the first quarter of 2007. Included in the $260,000 of realized net securities gains for the three-month period ended March 31, 2007 were gains of $50,000 from the sale of debt securities by the Bank and $210,000 of gains related to activity in the marketable equity securities portfolio by the Company. During the first quarter of 2007, QNB sold $11,680,000 of securities with an average yield of 5.46% to help fund loans with an average yield of 7.16%.

The net gain on the sale of residential mortgage loans was $32,000 and $21,000 for the quarters ended March 31, 2008 and 2007, respectively. Residential mortgage loans to be sold are identified at origination. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Included in the gains on the sale of residential mortgages in these periods were $25,000 and $12,000, respectively, related to the recognition of mortgage servicing assets. Proceeds from the sale of residential mortgages were $3,278,000 and $1,537,000 for the first quarters of 2008 and 2007, respectively.

Other operating income was $388,000 for the first quarter of 2008. Excluding the impact of the Visa transactions, other operating income was $158,000 for the first quarter of 2008 compared to $108,000 for the first quarter of 2007. Also included in other operating income for the first quarter of 2008 were life insurance benefits of $48,000.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services and various other operating expenses. Total non-interest expense of $3,543,000 for the quarter ended March 31, 2008, an increase of $221,000, or 6.7%, from levels reported in the first quarter of 2007.

Salaries and benefits is the largest component of non-interest expense. Salaries and benefits expense increased $105,000, or 5.7%, to $1,963,000 for the quarter ended March 31, 2008 compared to the same quarter in 2007. Salary expense increased $87,000, or 5.9%, during the period to $1,568,000. The increase is comprised of a $51,000 accrual for incentive compensation and a 3.6% increase related to merit and promotional salary increases. Also, included in salary expense for the first quarter of 2008 and 2007, was $14,000 and $32,000, respectively, in stock option compensation expense. The number of full time-equivalent employees decreased by three when comparing the first quarter of 2008 and 2007. Comparing the two quarters, benefits expense increased $18,000, or 4.8%, to $395,000. An increase in medical and dental premiums, net of employee contributions, accounted for $15,000 of the increase in total benefits expense.

Net occupancy expense increased $28,000 to $340,000, when comparing the first quarter of 2008 to the first quarter of 2007. Contributing to the increase were higher costs related to building depreciation and leasehold improvements ($11,000), building repairs and maintenance ($9,000) and branch rent ($7,000). Renovations to the main office contributed to the increase in depreciation expense. The increase in branch rent relates to an increase in rent for the operation center’s parking facility and leases for the location of two ATM sites at a local shopping center.

Furniture and equipment expense increased $34,000 to $289,000, when comparing the two quarters. Furniture and equipment depreciation and software amortization expense contributed $16,000 of the increase. New software related to branch deposit capture, electronic statements, document imaging and loan administration were installed during the past year. Also contributing to the increase were higher costs associated with equipment maintenance of $7,000 and equipment rentals of $5,000. The increase in equipment rental expense relates to the two new ATMs noted above.

Third party services are comprised of professional services, including legal, accounting and auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense was $188,000 for the first quarter of 2008 compared to $161,000 for the first quarter of 2007. Legal expense increased $11,000 when comparing the two quarters, primarily a result of an increase in loan collection costs. Accounting and auditing costs contributed $6,000 to the increase in third party service costs. Costs associated with the printing and mailing of statements increased $4,000.

Telephone, postage and supplies expense increased $35,000 to $161,000, when comparing the three-month periods. An increase in supplies expense accounted for the entire increase. Most of the increase in supply costs relates to the rebranding of QNB Bank. This included the purchase of new supplies including plastics for ATM and debit cards and obsolescence costs related to Quakertown National Bank supplies.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE (Continued)

State tax expense represents the accrual of the Pennsylvania shares tax, which is based on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $130,000 for the first quarter of 2008, an increase of $8,000 compared to the same period in 2007. This increase was a result of a higher shares tax resulting from an increase in the Bank’s equity.

Other expense decreased $13,000 to $319,000 for the first quarter of 2008. Amortization expense of core deposit intangibles was $0 for the first quarter of 2008 and $13,000 for the first quarter of 2007. See Note 7 to the financial statements. Federal Deposit Insurance Corporation (F.D.I.C.) premiums increased $20,000 when comparing the two quarters. This was offset by a $24,000 decrease in regulatory assessment costs, a savings resulting from the change in charter from a National bank to a State chartered bank.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 2008, QNB’s net deferred tax asset was $262,000. The primary components of deferred taxes are a deferred tax asset of $1,160,000 relating to the allowance for loan losses and a deferred tax liability of $1,094,000 resulting from the unrealized gains on available for sale securities. As of March 31, 2007, QNB's net deferred tax asset was $1,382,000, comprised of deferred tax assets of $925,000 related to the allowance for loan losses and a deferred tax asset of $938,000 related to impaired securities. This asset was partially offset by a deferred tax liability of $445,000 resulting from the unrealized gains on available-for-sale securities.

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

Applicable income taxes and the effective tax rate were $520,000, or 23.3%, for the three-month period ended March 31, 2008. Applicable income taxes were a benefit of $514,000 for the three-month period ended March 31, 2007.

FINANCIAL CONDITION ANALYSIS

The following balance sheet analysis compares average balance sheet data for the three months ended March 31, 2008 and 2007, as well as the period ended balances as of March 31, 2008 and December 31, 2007.

Average earning assets for the three-month period ended March 31, 2008 increased $70,000, or 0.01%, to $579,555,000 from $579,485,000 for the three months ended March 31, 2007. The lack of growth in earning assets when comparing the two quarters is primarily a result of management’s decision to reduce the amount of investment securities and long-term debt by paying down the debt with some of the proceeds from the investment securities sold as part of the restructuring transaction. Despite the lack of growth in average earning assets, the mix of earning assets changed considerably when comparing the two quarters. Average loans increased $28,860,000, or 8.3%, while average investments decreased $29,303,000, or 13.1%. Average Federal funds sold increased $2,734,000 when comparing these same periods. The reduction in long-term debt was offset by growth in average deposits.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS (Continued)

QNB’s primary business is accepting deposits and making loans to meet the credit needs of the communities it serves. Loans are the most significant component of earning assets and growth in loans to small businesses and residents of these communities has been a primary focus of QNB. QNB has been successful in achieving strong growth in total loans, while at the same time maintaining asset quality. Inherent within the lending function is the evaluation and acceptance of credit risk and interest rate risk. QNB manages credit risk associated with its lending activities through portfolio diversification, underwriting policies and procedures and loan monitoring practices.

Total loans increased 4.5% between March 31, 2007 and March 31, 2008 but decreased 0.4% since December 31, 2007. The slower rate of growth since March 31, 2007 as compared to the average rate of growth when comparing the quarters reflects the amount of loans originated during the first quarter of 2007. The decline in total loans since December 31, 2007 reflects the slowdown in growth in the local and regional economy as well as some seasonality in the portfolio. Total loans at December 31, 2007 included a $6,000,000 loan to one customer that was secured by cash and was only outstanding for about a week.

Average total commercial loans increased $35,321,000 when comparing the first three months of 2008 to the first three months of 2007. Most of the 15.1% growth in average commercial loans was in loans secured by real estate, either commercial or residential properties, which increased $20,794,000. Commercial and industrial loans increased $12,326,000 when comparing the average balances for the two quarters. This growth was centered in variable rate or adjustable rate loans. Also contributing to the growth in total commercial loans was an increase in tax-exempt loans. QNB continues to be successful in competing for loans to schools and municipalities. Average tax-exempt loans increased $2,201,000, or 9.9%, when comparing the three-month periods.

Indirect lease financing receivables represent loans to small businesses that are collateralized by equipment. These loans tend to have higher risk characteristics but generally provide higher rates of return. These loans are originated by a third party and purchased by QNB based on criteria specified by QNB. The criteria include minimum credit scores of the borrower, term of the lease, type and age of equipment financed and geographic area. The geographic area primarily represents Pennsylvania and states contiguous to Pennsylvania. QNB is not the lessor and does not service these loans. Average indirect lease financing loans decreased $291,000 when comparing the three-month periods. The slowing local and regional economy and an increase in delinquency rates have negatively impacted the volume of indirect lease financing receivables purchased over the past year.

Average residential mortgage loans decreased $4,612,000 when comparing the first three months of 2008 to the first three months of 2007. The slowdown in the housing market and QNB’s decision to sell most originations of 1-4 family residential mortgages in the secondary market contributed to the decline in the residential mortgage loan portfolio.

The mix of deposits continued to be impacted by the reaction of customers to changes in interest rates on various products and by rates paid by the competition. Total average deposits increased $18,725,000, or 3.9%, to $494,502,000 for the first quarter of 2008 compared to the first quarter of 2007. Consistent with customers looking for the highest rate for the shortest term, the growth achieved in total average deposits was in time deposits which increased $27,286,000, or 11.6%, when comparing the same periods. Most of the growth in time deposits occurred in the maturity range of greater than 6 months through 15 months, which QNB promoted in response to customers’ preferences and competitors’ offerings.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS (Continued)

The average balances of all other deposits types declined when comparing the first quarter of 2008 to the same period in 2007. Average non-interest bearing and interest bearing demand accounts declined by 4.2% and 1.8%, respectively. Average money market account balances decreased 3.4% and average savings accounts decreased 6.7% when comparing the two quarters.

Average long-term debt decreased from $51,911,000 for the first quarter of 2007 to $33,132,000 for the first quarter of 2008. The reduction in average debt reflects the net $25,000,000 impact of the April 2007 restructuring transaction, partially offset by the borrowing of $10,000,000 from the FHLB in January 2008.

Total assets at March 31, 2008 were $617,873,000 compared with $609,813,000 at December 31, 2007, an increase of 1.3%. Most of the growth in total assets since December 31, 2007 was in investment securities, which increased $6,617,000.

On the liability side, total deposits increased by $11,168,000, or 2.3%, since year-end. Time deposits continued to be the product of choice, increasing $14,155,000 since December 31, 2007 with time deposits of $100,000 or more increasing $7,248,000. Non-interest bearing demand accounts increased $3,396,000 while interest bearing demand accounts declined $7,302,000. These deposits can be volatile depending on the timing of deposits and withdrawals. The decrease in interest-bearing demand accounts was centered in municipal deposits which declined by $5,128,000. These accounts, especially the school district accounts, have some seasonality to them, increasing when taxes are collected in late summer and declining during the course of the school year as expenses are paid. Savings accounts increased $2,442,000 from December 31, 2007 to $44,517,000 at March 31, 2008.

When comparing December 31, 2007 to March 31, 2008, short-term borrowing declined from $33,990,000 to $18,736,000. Commercial sweep accounts recorded as repurchase agreements declined by $11,328,000 to $18,136,000 at March 31, 2008 and Federal funds purchased declined by $3,926,000 to $0 at March 31, 2008. Some of the decline in the commercial sweep accounts is a result of funds being moved to higher paying time deposit accounts over $100,000, as these offered higher rates than the sweep product.

LIQUIDITY

Liquidity represents an institution’s ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. QNB manages its mix of cash, Federal funds sold and investment securities in order to match the volatility, seasonality, interest sensitivity and growth trends of its loans and deposits. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities. The portfolio of investment securities classified as available-for-sale and QNB's policy of selling certain residential mortgage originations in the secondary market also provide sources of liquidity. Additional sources of liquidity are provided by the Bank’s membership in the Federal Home Loan Bank of Pittsburgh (FHLB) and two unsecured Federal funds lines granted by correspondent banks totaling $21,000,000. At March 31, 2008, the Bank had a maximum borrowing capacity with the FHLB of approximately $153,589,000. At March 31, 2008, QNB had $10,000,000 of outstanding borrowings under the FHLB credit facility.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY (Continued)

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale totaled $216,101,000 and $206,562,000 at March 31, 2008 and December 31, 2007, respectively. The increase in liquidity sources is primarily the result of an increase of the available-for-sale securities portfolio. These sources should be adequate to meet normal fluctuations in loan demand and deposit withdrawals. During the first quarter of 2008, QNB used its Federal funds line to prefund the purchase of investment securities in anticipation of declining interest rates and to fund seasonal deposit withdrawals. The maximum balance of Federal funds purchased during the quarter was $14,617,000. The Federal funds purchase line was paid down with $10,000,000 of borrowings from the FHLB with a rate of 2.97% and a two year maturity. During the first quarter of 2007, QNB used its Federal funds lines to help temporarily fund loan growth. Average Federal funds purchased were $2,213,000 for the first quarter of 2008 and $979,000 for the first quarter of 2007. At March 31, 2008, QNB had no Federal funds purchased.

Approximately $96,422,000 and $107,750,000 of available-for-sale securities at March 31, 2008 and December 31, 2007, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The decrease in the amount of pledged securities when comparing March 31, 2008 to December 31, 2007 is a result in a decrease in repurchase agreement balances (commercial sweep accounts) and municipal deposit balances. In addition, under terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. As mentioned above, QNB had $10,000,000 of outstanding borrowings under the FHLB credit facility at March 31, 2008.

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at March 31, 2008 was $54,392,000, or 8.80% of total assets, compared to shareholders' equity of $53,251,000, or 8.73% of total assets, at December 31, 2007. Shareholders’ equity at March 31, 2008 included a positive adjustment of $2,123,000 related to unrealized holding gains, net of taxes, on investment securities available-for-sale while shareholders’ equity at December 31, 2007 included a positive adjustment of $1,504,000 related to unrealized holding gains, net of taxes, on investment securities available-for-sale. Without the FASB No. 115 available-for-sale adjustments, shareholders' equity to total assets would have been 8.46% and 8.49% at March 31, 2008 and December 31, 2007, respectively. The adoption of EITF 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements on January 1, 2008 resulted in the recognition of a cumulative effect adjustment to retained earnings of $481,000.

Shareholders' equity averaged $52,016,000 for the first three months of 2008 and $51,299,000 for the year ended December 31, 2007, an increase of 1.4%. The ratio of average total equity to average total assets increased to 8.56% for the first three months of 2008 compared to 8.51% for all of 2007.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL ADEQUACY (Continued)

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for the total risk-based capital and 4.00% for leverage. QNB had a Tier I capital ratio of 12.18% and 12.25%, a total risk-based ratio of 12.97% and 13.06% and a leverage ratio of 8.59% and 8.64% at March 31, 2008 and December 31, 2007, respectively.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At March 31, 2008 and December 31, 2007, QNB met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTEREST RATE SENSITIVITY (Continued)

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At March 31, 2008, interest-earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $219,935,000. Interest-sensitive liabilities scheduled to mature or reprice within one year were $339,355,000. The one-year cumulative gap, which reflects QNB’s interest sensitivity over a period of time, was a negative $119,420,000 at March 31, 2008. The cumulative one-year gap equals -20.2% of total rate sensitive assets. This gap position compares to a negative gap position of $129,740,000, or -22.2%, of total rate sensitive assets, at December 31, 2007. The negative gap position is primarily the result of customers’ preference for keeping time deposit maturities short while interest rates were increasing during 2006 and 2007. This preference was met as banks, including the Bank, tended to offer the highest yielding time deposits in the maturity range of six months through 15 months. At March 31, 2008, $219,417,000, or 81.5%, of total time deposits were scheduled to reprice or mature in the next twelve months compared to $199,383,000, or 78.2%, of total time deposits at December 31, 2007. Also contributing to the negative gap position are the municipal accounts which are indexed to the Federal funds rate and the Select money market product, while not indexed directly with the Federal funds rate, moves closely with changes in that rate. On the liability side the increase in short maturity time deposits between December 31, 2007 and March 31, 2008 was offset by a $11,328,000 decline in commercial sweep accounts and a $3,926,000 decline in Federal funds purchased, both reported in short-term borrowings and a $5,128,000 decline in municipal balances. On the asset side, the amount of assets maturing or repricing increased by $9,132,000 from December 31, 2007 to March 31, 2008. Loans that reprice or mature in the next twelve months increased by $10,052,000 when comparing the same two time periods. With the sharp decline in interest rates in 2008, QNB’s cost of funds should decline as the maturing time deposits reprice at lower rates. The challenge will be to retain these deposits given the competitive environment. In this lower interest rate environment, the repricing characteristics of investments and loans will likely shorten as prepayment speeds increase resulting in more funds being invested at lower yields.

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on the interest rate environment at period end. Management also evaluates the impact of higher and lower interest rates by simulating the impact on net interest income of changing rates. While management performs rate shocks of 100, 200 and 300 basis points, it believes that, given the level of interest rates at March 31, 2008, it is unlikely that interest rates would decline by 200 or 300 basis points. The simulation results can be found in the chart on page 37.

The decline in net interest income in a rising rate environment is consistent with the gap analysis and reflects the fixed-rate nature of the investment and loan portfolios and the increased expense associated with short-term time deposits which would increase in rate as they matured and the municipal accounts and Select money market accounts which would likely reprice as the Federal funds rate increased. An increase in rates paid on short-term borrowings would also negatively impact net interest income in a rising rate environment. Net interest income declines in a falling rate environment This result reflects the hypothetical interest rate floors on interest-bearing transaction accounts, regular money market accounts and savings accounts. In addition, in a lower rate environment, the cash flow or repricing characteristics from both the loan and investment portfolios would increase and be reinvested at lower rates. Loan customers would either refinance their fixed rate loans at lower rates or request rate reductions on their existing loans. The decline in net income as rates fall are inconsistent with the gap analysis and identify some of the weaknesses of gap analysis which does not take into consideration the magnitude of the rate change on different instruments, the timing of the rate change, or interest rate floors.

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

The nature of QNB’s current operation is such that it is not subject to foreign currency exchange or commodity price risk. At March 31, 2008, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

Change in Interest Rates	Net Interest Income	Dollar Change	% Change
+300 Basis Points	$19,032	$(513)	(2.62)%
+200 Basis Points	19,303	(242)	(1.24)
+100 Basis Points	19,466	(79)	(0.40)
FLAT RATE	19,545	-	-
-100 Basis Points	19,082	(463)	(2.37)
-200 Basis Points	18,408	(1,137)	(5.82)

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The information required in response to this item is set forth in Item 2, above.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. No changes were made to our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

MARCH 31, 2008

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual  Report on Form 10-K for the period ended December 31, 2007.

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

QNB Corp.

Date:	May 12, 2008	By:

/s/ Thomas J. Bisko
Thomas J. Bisko
President/CEO

Date:	May 12, 2008	By:

/s/ Bret H. Krevolin
Bret H. Krevolin
Chief Financial Officer