Form 10-Q
period 2008-06-30
QNB CORP
filed 2008-08-08
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                      Yes ☐No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2008
Common Stock, par value $.625	3,136,423

QNB CORP. AND SUBSIDIARY
FORM 10-Q
QUARTER ENDED JUNE 30, 2008

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(unaudited)
	June 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$18,169	$14,322
Federal funds sold	3,934	-
Total cash and cash equivalents	22,103	14,322
Investment securities
Available-for-sale (amortized cost $204,454 and $189,273)	203,102	191,552
Held-to-maturity (fair value $4,069 and $4,122)	3,979	3,981
Non-marketable equity securities	1,156	954
Loans held-for-sale.	274	688
Total loans, net of unearned costs	387,205	381,016
Allowance for loan losses	(3,473)	(3,279)
Net loans	383,732	377,737
Bank-owned life insurance	8,602	8,651
Premises and equipment, net	6,654	6,728
Accrued interest receivable	2,656	2,742
Other assets	4,222	2,458
Total assets	$636,480	$609,813

Liabilities
Deposits
Demand, non-interest bearing	$56,464	$50,043
Interest-bearing demand	97,470	97,290
Money market	46,457	49,666
Savings	45,547	42,075
Time	200,547	190,461
Time of $100,000 or more	74,131	64,589
Total deposits	520,616	494,124
Short-term borrowings	23,083	33,990
Long-term debt	35,000	25,000
Accrued interest payable	2,833	2,344
Other liabilities	2,639	1,104
Total liabilities	584,171	556,562

Shareholders' Equity
Common stock, par value $.625 per share; authorized 10,000,000 shares; 3,243,109 and 3,241,390 shares issued; 3,136,423 and 3,134,704 shares outstanding	2,027	2,026
Surplus	9,994	9,933
Retained earnings	42,674	41,282
Accumulated other comprehensive (loss) income, net	(892)	1,504
Treasury stock, at cost; 106,686 shares	(1,494)	(1,494)
Total shareholders' equity	52,309	53,251
Total liabilities and shareholders' equity	$636,480	$609,813

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except share data)
	(unaudited)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$6,221	$6,200	$12,394	$11,983
Interest and dividends on investment securities:
Taxable	2,105	2,046	4,200	4,266
Tax-exempt	457	429	919	865
Interest on Federal funds sold	40	76	82	117
Interest on interest-bearing balances and other interest income	15	59	33	119
Total interest income	8,838	8,810	17,628	17,350
Interest Expense
Interest on deposits
Interest-bearing demand	201	603	508	1,095
Money market	204	407	495	791
Savings	43	46	85	90
Time	2,081	2,058	4,291	3,975
Time of $100,000 or more	780	707	1,572	1,366
Interest on short-term borrowings	95	164	266	390
Interest on long-term debt	378	373	741	1,092
Total interest expense	3,782	4,358	7,958	8,799
Net interest income	5,056	4,452	9,670	8,551
Provision for loan losses	200	150	425	225
Net interest income after provision for loan losses	4,856	4,302	9,245	8,326
Non-Interest Income
Fees for services to customers	428	467	873	891
ATM and debit card income	242	218	461	407
Income on bank-owned life insurance	64	67	170	131
Mortgage servicing fees	21	25	41	50
Net gain on sale of loans	40	7	72	28
Net (loss) gain on investment securities available-for-sale	(118)	29	104	(2,469)
Other operating income	152	123	492	230
Total non-interest income	829	936	2,213	(732)
Non-Interest Expense
Salaries and employee benefits	1,955	1,870	3,926	3,728
Net occupancy expense	333	289	673	600
Furniture and equipment expense	286	262	575	517
Marketing expense	172	167	325	323
Third party services	205	205	393	366
Telephone, postage and supplies expense	143	140	304	266
State taxes	130	122	260	245
Loss on prepayment of Federal Home Loan Bank advances	-	740	-	740
Other expense	359	357	670	689
Total non-interest expense	3,583	4,152	7,126	7,474
Income before income taxes	2,102	1,086	4,332	120
Provision (benefit) for income taxes	496	161	1,016	(352)
Net Income	$1,606	$925	$3,316	$472
Earnings Per Share - Basic	$.51	$.30	$1.06	$.15
Earnings Per Share - Diluted	$.51	$.29	$1.05	$.15
Cash Dividends Per Share	$.23	$.22	$.46	$.44

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

			Accumulated
			Other
	Number		Comprehensive
(in thousands, except share data)	of Shares	Comprehensive	Income	Common		Retained	Treasury
(unaudited)	Outstanding	Income	(Loss)	Stock	Surplus	Earnings	Stock	Total
Balance, December 31, 2007	3,134,704		$1,504	$2,026	$9,933	$41,282	$(1,494)	$53,251
Net income	—	$3,316	—	—	—	3,316	—	3,316
Other comprehensive loss, net of taxes
Unrealized holding losses on investment securities available-for-sale	—	(2,327)
Reclassification adjustment for gains included in net income	—	(69)
Other comprehensive loss	—	(2,396)	(2,396)	—	—	—	—	(2,396)
Comprehensive income	—	$920	—	—	—	—	—	—
Cash dividends declared ($.46 per share)	—		—	—	—	(1,443)	—	(1,443)
Stock issue - Employee stock purchase plan	1,719		—	1	31	—	—	32
Stock-based compensation expense	—		—	—	30	—	—	30
Cumulative effect of adoption of new accounting principle - accounting for deferred compensation aspects of split dollar life insurance arrangements (EITF 06-4)	—		—	—	—	(481)	—	(481)
Balance, June 30, 2008	3,136,423		$(892)	$2,027	$9,994	$42,674	$(1,494)	$52,309

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	(unaudited)
Six Months Ended June 30,	2008	2007
Operating Activities
Net income	$3,316	$472
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	414	364
Provision for loan losses	425	225
Securities (gains) losses, net	(104)	2,469
Gain on sale of equity investment	(175)	-
Net (gain) loss on sale of repossessed assets	(40)	13
Net gain on sale of loans	(72)	(28)
Loss on disposal of premises and equipment	3	1
Proceeds from sales of residential mortgages	7,048	2,253
Originations of residential mortgages held-for-sale	(6,615)	(2,101)
Income on bank-owned life insurance	(170)	(131)
Life insurance premiums	(5)	(5)
Stock-based compensation expense	30	57
Deferred income tax (benefit) provision	(82)	(63)
Net increase (decrease) in income taxes payable	123	(728)
Net decrease (increase) in accrued interest receivable	86	(186)
Amortization of mortgage servicing rights and identifiable intangible assets	46	63
Net amortization of premiums and discounts on investment securities	(140)	(36)
Net increase in accrued interest payable	489	64
Increase in other assets	(426)	(278)
Increase in other liabilities	15	12
Net cash provided by operating activities	4,166	2,437
Investing Activities
Proceeds from maturities and calls of investment securities
available-for-sale	21,299	16,423
held-to-maturity	-	920
Proceeds from sales of investment securities available-for-sale	3,752	102,007
Purchase of investment securities available-for-sale	(38,985)	(84,864)
Proceeds from sale of equity investment	175	-
Proceeds from sales of non-marketable equity securities	332	2,154
Purchase of non-marketable equity securities	(534)	(76)
Net increase in loans	(6,677)	(32,673)
Net purchases of premises and equipment	(343)	(347)
Redemption of bank owned life insurance investment	224	86
Proceeds from sale of repossessed assets	198	36
Net cash (used) provided by investing activities	(20,559)	3,666
Financing Activities
Net increase in non-interest bearing deposits	6,421	1,462
Net increase in interest-bearing non-maturity deposits	443	9,848
Net increase in time deposits	19,628	12,409
Repayment of long-term debt	-	(52,000)
Proceeds from long-term debt	10,000	25,000
Net decrease in short-term borrowings	(10,907)	(4,232)
Cash dividends paid	(1,443)	(1,377)
Proceeds from issuance of common stock	32	36
Net cash provided (used) by financing activities	24,174	(8,854)
Increase (decrease) in cash and cash equivalents	7,781	(2,751)
Cash and cash equivalents at beginning of year	14,322	24,103
Cash and cash equivalents at end of period	$22,103	$21,352
Supplemental Cash Flow Disclosures
Interest paid	$7,469	$8,735
Income taxes paid	975	410
Non-Cash Transactions
Change in net unrealized holding losses (gains), net of taxes, on investment securities	2,396	207
Transfer of loans to repossessed assets	257	51
Unsettled trades to purchase securities	1,001	-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007, AND DECEMBER 31, 2007
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of QNB Corp. (the Company) and its wholly-owned subsidiary, QNB Bank (the Bank). The consolidated entity is referred to herein as “QNB”. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2007 Annual Report incorporated in the Form 10-K. Operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods and are of a normal and recurring nature. Certain items in the 2007 consolidated financial statements have been reclassified to conform to the 2008 financial statement presentation format.

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

Stock-based compensation expense was approximately $17,000 and $24,000 for the three months ended June 30, 2008 and 2007, respectively, and $30,000 and $57,000 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there was approximately $78,000 of unrecognized compensation cost related to unvested share-based compensation awards granted that is expected to be recognized over the next three years.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorizes the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest ratably over a three-year period. As of June 30, 2008, there were 225,058 options granted, 9,994 options forfeited, 37,441 options exercised and 177,623 options outstanding under this Plan. The 1998 Plan expired on March 10, 2008, therefore no further options can be granted under this Plan.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007, AND DECEMBER 31, 2007
(Unaudited)

2. STOCK-BASED COMPENSATION (Continued):

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of June 30, 2008, there were 43,700 options granted and outstanding under this Plan. The 2005 Plan expires March 15, 2015.

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature. The following assumptions were used in the option pricing model in determining the fair value of options granted during the six-months ended June 30:

Options granted	2008	2007
Risk-free interest rate	3.00%	4.74%
Dividend yield	3.64	3.50
Volatility	18.46	15.99
Expected life	5 yrs.	5 yrs.

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the first half of 2008 and 2007 was $2.63 and $3.57, respectively.

Stock option activity during the six months ended June 30, 2008 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs.)	Aggregate Intrinsic Value

Outstanding at January 1, 2008	203,923	$20.56	3.9
Exercised	-	-
Granted	17,400	$21.00

Outstanding at June 30, 2008	221,323	$20.60	3.5	$485

Exercisable at June 30, 2008	169,123	$19.53	3.5	$485

3. SHARE REPURCHASE PLAN

On January 24, 2008, QNB announced that the Board of Directors authorized the repurchase of up to 50,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. QNB has not repurchased any shares to date under this authorization.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007, AND DECEMBER 31, 2007
(Unaudited)

4. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Numerator for basic and diluted earnings per share: net income	$1,606	$925	$3,316	$472

Denominator for basic earnings per share: weighted average shares outstanding	3,135,214	3,129,159	3,134,959	3,128,880

Effect of dilutive securities: employee stock options	28,595	42,718	30,465	44,782

Denominator for diluted earnings per share: adjusted weighted average shares outstanding	3,163,809	3,171,877	3,165,424	3,173,662

Earnings per share-basic	$0.51	$0.30	$1.06	$0.15
Earnings per share-diluted	$0.51	$0.29	$1.05	$0.15

There were 87,100 stock options that were anti-dilutive for the three and six-month periods ended June 30, 2008 and 69,700 stock options that were anti-dilutive for the three and six-month periods ended June 30, 2007. These stock options were not included in the above calculation.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007, AND DECEMBER 31, 2007
(Unaudited)

5. COMPREHENSIVE INCOME

For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income (loss) during the periods ended June 30, 2008 and 2007:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Unrealized holding losses arising during the period on securities available-for-sale [net of tax benefit of $1,594, $748, $1,199 and $733, respectively]	$(3,093)	$(1,452)	$(2,327)	$(1,423)

Reclassification adjustment for losses (gains) included in net income [net of (tax benefit) tax expense of $(40), $10, $35 and $(839), respectively]	78	(19)	(69)	1,630

Net change in unrealized gains during the period	(3,015)	(1,471)	(2,396)	207

Accumulated other comprehensive income (loss), beginning of period	2,123	863	1,504	(815)

Accumulated other comprehensive loss, end of period	$(892)	$(608)	$(892)	$(608)

Net income	$1,606	$925	$3,316	$472

Other comprehensive (loss) income, net of tax:

Unrealized holding (losses) gains arising during the period [net of tax benefit (tax expense) of $1,554, $758, $1,235 and $(106), respectively]	(3,015)	(1,471)	(2,396)	207

Comprehensive (loss) income	$(1,409)	$(546)	$920	$679

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007, AND DECEMBER 31, 2007
(Unaudited)

6. FAIR VALUE MEASUREMENTS

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

•	Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that QNB has the ability to access at the measurement date.
•
Level 2 – Significant other observable inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset or liability.

•	Level 3 – Significant unobservable inputs for the asset, and include situations where there is little, if any, market activity for the asset or liability.

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

The measurement of fair value should be consistent with one of the following valuation techniques: market approach, income approach, and/or cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the security’s relationship to other benchmark quoted securities.

QNB used the following methods and significant assumptions to estimate the fair value of each type of financial instrument.

Securities available-for-sale: The fair value for securities available-for-sale are determined by quoted market prices (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

Loans held-for-sale: The fair value of loans held-for-sale is determined using quoted market prices for a similar asset. (Level 1).

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007, AND DECEMBER 31, 2007
(Unaudited)

6. FAIR VALUE MEASUREMENTS (Continued)

The following table presents information about QNB’s assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by QNB to determine such fair value:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2008
Recurring basis:
Securities available-for-sale	$3,828	$195,693	$3,581	$203,102

Nonrecurring basis:
Loans held-for-sale	274	-	-	274

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended June 30, 2008:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Securities available- for-sale
Beginning balance, April 1, 2008	$-
Transfers in and/or out of Level 3	3,581
Ending balance, June 30, 2008	$3,581

Certain investment securities available-for-sale were measured using Level 3 inputs at June 30, 2008 because the pricing source used earlier in 2008 for these securities was no longer available. QNB calculated the fair value of these securities using discounted cash flow.

Loans held-for-sale that are measured at the lower of cost or fair value, were written down to fair value of $274,000 resulting in a valuation allowance of $1,000 at June 30, 2008. A charge of $1,000 was included in earnings for the quarter ended June 30, 2008.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007, AND DECEMBER 31, 2007
(Unaudited)

7. LOANS

The following table presents loans by category as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Commercial and industrial	$95,219	$88,445
Construction	27,005	23,959
Agricultural	-	25
Real estate-commercial	128,631	131,392
Real estate-residential	118,877	119,172
Consumer	4,424	4,442
Indirect lease financing	12,903	13,431
Total loans	387,059	380,866
Net unearned costs (fees)	146	150
Total loans, net	$387,205	$381,016

8. INTANGIBLE ASSETS

As a result of a purchase of deposits in 1997, QNB recorded a deposit premium of $511,000. This premium was being amortized, for book purposes, over ten years and was reviewed annually for impairment. The net deposit premium intangible was $0 at both June 30, 2008 and December 31, 2007, respectively. Amortization expense for core deposit intangibles was $0 and $13,000 for the three-month periods ended June 30, 2008 and 2007, respectively, and $0 and $26,000 for the six-month periods ended June 30, 2008 and 2007, respectively.

The following table reflects the components of mortgage servicing rights as of the periods indicated:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2008	2007

Mortgage servicing rights beginning balance	$451	$472
Mortgage servicing rights capitalized	53	49
Mortgage servicing rights amortized	(46)	(70)
Fair market value adjustments	-	-

Mortgage servicing rights ending balance	$458	$451

Mortgage loans serviced for others	$70,214	$69,194

Amortization expense of intangibles	$46	$113

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007, AND DECEMBER 31, 2007
(Unaudited)

8. INTANGIBLE ASSETS (Continued):

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense

For the Year Ended 12/31/08	$91
For the Year Ended 12/31/09	82
For the Year Ended 12/31/10	68
For the Year Ended 12/31/11	54
For the Year Ended 12/31/12	43

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

A summary of the Bank's financial instrument commitments is as follows:

	June 30,	December 31,
	2008	2007
Commitments to extend credit and unused lines of credit	$83,574	$77,264
Standby letters of credit	2,745	3,760
	$86,319	$81,024

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007, AND DECEMBER 31, 2007
(Unaudited)

9. OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS AND GUARANTEES (Continued)

QNB does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2008 and December 31, 2007 for guarantees under standby letters of credit issued is not material.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FASB No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. As a result of adopting this standard, QNB recorded a cumulative effect adjustment of $481,000 to retained earnings effective January 1, 2008. In addition, the expense recorded in the first six months of 2008 was approximately $20,000.

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

FASB Statement No. 141(R) Business Combinations was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact QNB’s accounting for business combinations completed beginning January 1, 2009.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007, AND DECEMBER 31, 2007
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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. QNB is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of the Company and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:

•	Volatility in interest rates and shape of the yield curve;
•	Credit risk;
•	Operating, legal and regulatory risks;
•	Economic, political and competitive forces affecting QNB’s line of business, and
•	The risk that the analysis of these risks and forces could be incorrect, and/or that the strategies developed to address them could be unsuccessful.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Other-than-Temporary Impairment of Investment Securities

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced, and a corresponding charge to earnings is recognized. QNB recorded an other-than-temporary impairment charge of $198,000 in the second quarter of 2008 related to several equity securities held by the Company. QNB recorded an other-than-temporary impairment charge of $2,758,000 as of March 31, 2007. These securities identified as impaired as of March 31, 2007 were subsequently sold in April 2007.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW

QNB Corp. earns its net income primarily through its subsidiary, QNB Bank. Net interest income, or the spread between the interest, dividends and fees earned on loans and investment securities and the expense incurred on deposits and other interest-bearing liabilities, is the primary source of operating income for QNB. QNB seeks to achieve sustainable and consistent earnings growth while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk levels approved by the Board of Directors. Due to its limited geographic area, comprised principally of upper Bucks, southern Lehigh and northern Montgomery counties, growth is pursued through expansion of existing customer relationships and building new relationships by stressing a consistent high level of service at all points of contact.

QNB reported net income for the second quarter of 2008 of $1,606,000, or $.51 per share on a diluted basis. These results compare to net income of $925,000, or $.29 per share on a diluted basis, for the same period in 2007. Net income for the first six months of 2008 was $3,316,000 compared to $472,000 for the first half of 2007. Diluted earnings per share was $1.05 and $.15 for the respective six-month periods ended June 30, 2008 and 2007. Net income for the first six months of 2008 represents record six-month performance for the Company.

The results for both the three and six month periods ended June 2008 reflect the benefits of the restructuring transactions executed in 2007, as well as the impact of an increase in the net interest margin resulting primarily from lower funding costs. In April 2007, the Company restructured its balance sheet by selling approximately $92,000,000 of lower yielding securities, that had been identified as other-than-temporarily impaired in the first quarter of 2007, and by prepaying $50,000,000 of higher costing Federal Home Loan Bank (FHLB) advances. The purpose of the restructuring transactions was to improve the Company’s net interest margin on a going-forward basis and to increase net interest income and net income.

An increase in the net interest margin combined with growth in earning assets resulted in net interest income increasing $604,000, or 13.6%, to $5,056,000 for the three months ended June 30, 2008 compared to the same period in 2007. The net interest margin for the second quarter of 2008 was 3.67% compared to 3.40% for the second quarter of 2007. The cost of interest bearing liabilities was 2.96% for the second quarter of 2008 compared with 3.56% for the second quarter of 2007. This decline in the cost of funds more than offset the decline in the yield on earning assets which decreased from 6.49% for the second quarter of 2007 to 6.23% for the second quarter of 2008.

Average earning assets increased 5.0% to $594,690,000 for the second quarter of 2008 compared to $566,154,000 for the second quarter of 2007, with average loans increasing 4.8% when comparing these same periods. The increase in average earning assets was primarily funded through deposit growth. Average total deposits increased $16,986,000, or 3.4%, when comparing the two quarters.

When comparing the six month periods net interest income increased $1,119,000, or 13.1%. Contributing to this increase was a 31 basis point increase in the net interest margin and a 2.5% increase in average earning assets. The net interest margin was 3.57% for the first half of 2008 compared with 3.26% for the first half of 2007. Average loans increased 6.5% when comparing the six month periods.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

The U.S. economy continues to struggle as a result of high energy and food costs as well as instability in the financial markets. This has had a negative impact on both consumers and small businesses, resulting in a slight increase in loan charge-offs when comparing both the three and six month periods. These charge-offs have occurred primarily in the purchased lease portfolio. As a result of the slowdown in the economy and an increase in loan charge-offs, as well as the inherent risk related to loan growth, the provision for loan losses was increased in 2008 by $50,000 to $200,000 when comparing the three month periods and by $200,000 to $425,000 when comparing the six month periods.

Total non-performing loans, which represent loans on non-accrual status and loans past due more than 90 days, were $823,000, or .21% of total loans, at June 30, 2008 compared with $887,000, or .24% of total loans, at June 30, 2007. This represents an improvement from the $1,557,000, or .41% of total loans, reported at March 31, 2008 as several loans that were on non-accrual status were paid-off. The allowance for loan losses of $3,473,000 represents .90% of total loans at June 30, 2008 compared to an allowance for loan losses of $2,872,000, or .76% of total loans, at June 30, 2007.

Total non-interest income for the second quarter of 2008 was $829,000, a decline from the $936,000 reported for the same period in 2007. The primary difference is related to activity in the investment securities portfolio. During the second quarter of 2008 net securities losses of $118,000 were recognized compared to net securities gains of $29,000 during the second quarter of 2007. For the six month period ended June 30, 2008, total non-interest income was $2,213,000. Positively impacting non-interest income for the first half of 2008 was the first quarter recognition of $230,000 of income as a result of the Visa initial public offering: a $175,000 gain related to the mandatory redemption of our shares of restricted common stock in Visa and $55,000 of income related to the reversal of liabilities recorded in the fourth quarter of 2007 to fund settlements of, or judgments in, indemnified litigation involving Visa. Total non-interest income, excluding the impact of the Visa items noted above, and securities gains of $104,000, would have been $1,879,000 for the first six months of 2008. This compares to total non-interest income of $1,737,000 for the first half of 2007, excluding the other-than-temporary impairment charge of $2,758,000 recorded in the first quarter of 2007 and realized gains of $289,000.

Total non-interest expense was $3,583,000 for the second quarter of 2008 compared to $4,152,000 for the second quarter of 2007, which included recognition of a $740,000 prepayment penalty on the FHLB advances. Excluding this charge total non-interest expense for the second quarter of 2007 would have been $3,412,000. For the six month period ended June 30, 2008, total non-interest expense was $7,126,000. This compares to total non-interest expense of $6,734,000 for the first half of 2007, excluding the FHLB prepayment penalty. Higher personnel costs and net occupancy costs contributed to the increase in non-interest expense for both the three and six month periods. Salary and benefit expense increased $73,000, or 3.9%, when comparing the quarters and $178,000, or 4.8%, when comparing the six month periods. An accrual for incentive compensation contributed $51,000 and $102,000 of the increase when comparing the respective three and six month periods. Net occupancy and furniture and equipment expense increased $68,000 and $131,000 when comparing the three and six month periods reflecting an increase in depreciation expense, utility costs and maintenance expense.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

The prepayment of the FHLB advances resulted in the recognition of an after-tax charge of $488,000, or $.16 on a diluted basis, for the second quarter of 2007 while the impairment charge resulted in a reduction of net income of $1,820,000, or $.57 on a diluted basis, for the first quarter of 2007. Net income, excluding the FHLB prepayment penalty, would have been $1,413,000, or $.45 per share on a diluted basis, for the three month period ended June 30, 2007. Excluding the impact of the impairment charge and the prepayment penalty, net income for the six month period ended June 30, 2007 would have been $2,780,000, or $.88 per share on a diluted basis.

QNB operates in an attractive market for financial services but also a market with intense competition from other local community banks and regional and national financial institutions. QNB has been able to compete effectively with other financial institutions by emphasizing customer service, including local decision-making on loans, the establishment of long-term customer relationships and customer loyalty, products and services designed to address the specific needs of our customers and technology, including internet-banking and electronic bill pay.

These items noted in the foregoing overview, as well as others, will be discussed and analyzed more thoroughly in the next sections.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis )

	Three Months Ended
	June 30, 2008			June 30, 2007
	Average Balance	Average Rate	Interest	Average Balance	Average Rate	Interest
Assets
Federal funds sold	$7,734	2.07%	$40	$5,827	5.26%	$76
Investment securities:
U.S. Treasury	5,024	3.60%	45	5,050	4.73%	60
U.S. Government agencies	30,376	5.30%	402	31,678	5.54%	438
State and municipal	42,386	6.54%	693	39,338	6.61%	650
Mortgage-backed and CMOs	104,072	5.50%	1,431	95,685	5.32%	1,273
Other	18,058	5.21%	235	18,772	6.01%	282
Total investment securities	199,916	5.61%	2,806	190,523	5.67%	2,703
Loans:
Commercial real estate	181,903	6.98%	3,157	166,375	6.84%	2,836
Residential real estate	21,839	6.15%	336	25,173	5.88%	370
Home equity loans	68,147	5.82%	986	69,340	6.52%	1,127
Commercial and industrial	71,129	5.98%	1,058	64,293	7.33%	1,174
Indirect lease financing	12,768	9.73%	311	13,592	9.73%	331
Consumer loans	4,425	11.94%	131	4,741	10.61%	125
Tax-exempt loans	24,341	6.04%	366	23,399	6.15%	359
Total loans, net of unearned income*	384,552	6.64%	6,345	366,913	6.91%	6,322
Other earning assets	2,488	2.38%	15	2,891	8.12%	59
Total earning assets	594,690	6.23%	9,206	566,154	6.49%	9,160
Cash and due from banks	10,247			11,384
Allowance for loan losses	(3,429)			(2,774)
Other assets	21,885			22,111
Total assets	$623,393			$596,875
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$94,626	0.85%	201	$101,812	2.37%	603
Money market	48,495	1.69%	204	52,250	3.13%	407
Savings	44,815	0.39%	43	46,957	0.39%	46
Time	199,094	4.20%	2,081	182,890	4.51%	2,058
Time over $100,000	73,162	4.29%	780	59,210	4.79%	707
Total interest-bearing deposits	460,192	2.89%	3,309	443,119	3.46%	3,821
Short-term borrowings	18,604	2.05%	95	18,466	3.57%	164
Long-term debt	35,000	4.26%	378	29,395	5.01%	373
Total interest-bearing liabilities	513,796	2.96%	3,782	490,980	3.56%%	4,358
Non-interest-bearing deposits	51,898			51,985
Other liabilities	4,558			3,632
Shareholders' equity	53,141			50,278
Total liabilities and shareholders' equity	$623,393			$596,875
Net interest rate spread		3.27%			2.93%
Margin/net interest income		3.67%	$5,424		3.40%	$4,802

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.
Non-accrual loans are included in earning assets.
* Includes loans held-for-sale

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis )

	Six Months Ended
	June 30, 2008			June 30, 2007
	Average Balance	Average Rate	Interest	Average Balance	Average Rate	Interest
Assets
Federal funds sold	$6,783	2.43%	$82	$4,470	5.26%	$117
Investment securities:
U.S. Treasury	5,075	3.86%	97	5,098	4.71%	119
U.S. Government agencies	29,796	5.42%	807	32,126	5.53%	889
State and municipal	42,506	6.55%	1,393	39,677	6.61%	1,311
Mortgage-backed and CMOs	101,672	5.54%	2,818	111,579	4.86%	2,712
Other	18,033	5.46%	493	18,466	6.07%	560
Total investment securities	197,082	5.69%	5,608	206,946	5.40%	5,591
Loans:
Commercial real estate	179,900	6.87%	6,147	161,764	6.80%	5,457
Residential real estate	21,878	6.17%	675	25,848	5.90%	763
Home equity loans	68,224	5.98%	2,028	69,355	6.50%	2,236
Commercial and industrial	69,322	6.30%	2,171	59,766	7.36%	2,182
Indirect lease financing	12,902	9.91%	639	13,460	9.52%	641
Consumer loans	4,393	11.29%	247	4,796	10.32%	246
Tax-exempt loans	24,376	6.09%	738	22,808	6.14%	694
Total loans, net of unearned income*	380,995	6.67%	12,645	357,797	6.89%	12,219
Other earning assets	2,262	2.97%	33	3,570	6.75%	119
Total earning assets	587,122	6.29%	18,368	572,783	6.35%	18,046
Cash and due from banks	10,120			11,122
Allowance for loan losses	(3,360)			(2,754)
Other assets	21,750			21,578
Total assets	$615,632			$602,729
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$92,980	1.10%	508	$97,427	2.27%	1,095
Money market	49,147	2.03%	495	51,893	3.07%	791
Savings	43,705	0.39%	85	46,302	0.39%	90
Time	197,002	4.38%	4,291	180,691	4.44%	3,975
Time over $100,000	70,594	4.48%	1,572	58,202	4.73%	1,366
Total interest-bearing deposits	453,428	3.08%	6,951	434,515	3.40%	7,317
Short-term borrowings	21,276	2.51%	266	22,046	3.57%	390
Long-term debt	34,066	4.30%	741	40,591	5.35%	1,092
Total interest-bearing liabilities	508,770	3.15%	7,958	497,152	3.57%	8,799
Non-interest-bearing deposits	49,869			50,979
Other liabilities	4,415			3,572
Shareholders' equity	52,578			51,026
Total liabilities and shareholders' equity	$615,632			$602,729
Net interest rate spread		3.14%			2.78%
Margin/net interest income		3.57%	$10,410		3.26%	$9,247

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.
Non-accrual loans are included in earning assets.
* Includes loans held-for-sale

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated to changes in volume.
	Three Months Ended June 30, 2008 compared to June 30, 2007			Six Months Ended June 30, 2008 compared to June 30, 2007
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate

Interest income:
Federal funds sold	$(36)	$25	$(61)	$(35)	$60	$(95)
Investment securities:
U.S. Treasury	(15)	(1)	(14)	(22)	(1)	(21)
U.S. Government agencies	(36)	(18)	(18)	(82)	(65)	(17)
State and municipal	43	50	(7)	82	94	(12)
Mortgage-backed and CMOs	158	112	46	106	(241)	347
Other	(47)	(11)	(36)	(67)	(13)	(54)
Loans:
Commercial real estate	321	256	65	690	629	61
Residential real estate	(34)	(49)	15	(88)	(117)	29
Home equity loans	(141)	(22)	(119)	(208)	(30)	(178)
Commercial and industrial	(116)	121	(237)	(11)	356	(367)
Indirect lease financing	(20)	(20)	-	(2)	(27)	25
Consumer loans	6	(9)	15	1	(20)	21
Tax-exempt loans	7	13	(6)	44	50	(6)
Other earning assets	(44)	(8)	(36)	(86)	(43)	(43)
Total interest income	46	439	(393)	322	632	(310)
Interest expense:
Interest-bearing demand	(402)	(44)	(358)	(587)	(47)	(540)
Money market	(203)	(30)	(173)	(296)	(40)	(256)
Savings	(3)	(3)	-	(5)	(5)	-
Time	23	176	(153)	316	371	(55)
Time over $100,000	73	165	(92)	206	296	(90)
Short-term borrowings	(69)	1	(70)	(124)	(13)	(111)
Long-term debt	5	71	(66)	(351)	(170)	(181)
Total interest expense	(576)	336	(912)	(841)	392	(1,233)
Net interest income	$622	$103	$519	$1,163	$240	$923

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three- and six-month periods ended June 30, 2008 and 2007.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Total interest income	$8,838	$8,810	$17,628	$17,350
Total interest expense	3,782	4,358	7,958	8,799

Net interest income	5,056	4,452	9,670	8,551
Tax equivalent adjustment	368	350	740	696

Net interest income (fully taxable equivalent)	$5,424	$4,802	$10,410	$9,247

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

For purposes of this discussion, interest income and the average yield earned on loans and investment securities are adjusted to a tax-equivalent basis as detailed in the tables that appear on pages 21 and 22. This adjustment to interest income is made for analysis purposes only. Interest income is increased by the amount of savings of Federal income taxes, which QNB realizes by investing in certain tax-exempt state and municipal securities and by making loans to certain tax-exempt organizations. In this way, the ultimate economic impact of earnings from various assets can be more easily compared.

The net interest rate spread is the difference between average rates received on earning assets and average rates paid on interest-bearing liabilities, while the net interest rate margin, which includes interest-free sources of funds, is net interest income expressed as a percentage of average interest-earning assets.

Net interest income increased 13.6% to $5,056,000 for the quarter ended June 30, 2008 as compared to $4,452,000 for the quarter ended June 30, 2007. On a tax-equivalent basis, net interest income increased by 13.0%, from $4,802,000 for the three months ended June 30, 2007 to $5,424,000 for the same period ended June 30, 2008. When comparing the second quarters of 2008 and 2007, the net interest margin increased to 3.67% from 3.40%, an improvement of 27 basis points. The second quarter net interest margin also represents a 21 basis point increase from the 3.46% recorded in the first quarter of 2008. Included in net interest income for the second quarter of 2008 was the recognition of prepayment penalty income on a commercial loan that paid off early as well as the recovery of interest and late charges on three non-accrual loans that paid off during the quarter. These items totaled approximately $169,000 and contributed approximately 12 basis points to the net interest margin for the second quarter of 2008. Excluding these items the net interest margin for the second quarter of 2008 would have been 3.55%.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

The increase in net interest income reflects growth in average earning assets. Average earning assets increased $28,536,000, or 5.0%, with average loans increasing 4.8% and average investment securities increasing 4.9% when comparing the second quarter of 2008 to the same period in 2007.

QNB’s interest sensitivity position also contributed to the increase in net interest income and the net interest margin. QNB has a negative gap position in a one-year time frame, which results when the amount of interest rate sensitive liabilities (deposits and debt) exceeds interest rate sensitive assets (loans and investment securities). As a result of this position, QNB’s cost of interest-bearing liabilities has declined to a greater degree than the yield on its earnings assets as the Federal Reserve Bank’s Open Market Committee (Fed) picked up the pace of reducing the Federal funds target rate in response to liquidity issues in the world’s financial markets, a nationwide housing slowdown and growing concerns of a possible recession. The Fed reduced the Federal funds target rate by 125 basis points in January, 75 basis points in March and another 25 basis points at the end of April bringing the target rate to its current rate of 2.00%. The Prime lending rate followed in step and was at 5.00% as of June 30, 2008. The average Federal funds target rate for the second quarter of 2008 was 2.08% compared to 5.25% for the second quarter of 2007. In response to actions by the Fed as well as other economic issues, the Treasury yield curve has steepened since December 31, 2007 as short-term rates have declined more than longer term rates. The 2-year Treasury note has declined 42 basis points since the end of the year to 2.63% at June 30, 2008, while the 10-year Treasury note has declined 5 basis points over the same period to 3.99%. While steeper than at year-end, the yield curve did flatten during the second quarter of 2008 as inflation related to high energy and food costs became a concern. The 2-year Treasury note increased 101 basis points from March 30, 2008 to June 30, 2008 while the 10-year note increased 54 basis points over the same period.

The yield on earning assets on a tax-equivalent basis decreased 26 basis points from 6.49% for the second quarter of 2007 to 6.23% for the second quarter of 2008. Excluding the $169,000 in nonrecurring loan items mentioned previously the yield on earning assets would have been 6.11%. Interest income on investment securities increased $103,000 when comparing the two quarters as the increase in balances offset the 6 basis point decrease in the average yield of the portfolio. The average yield on the investment portfolio was 5.61% for the second quarter of 2008 compared with 5.67% for the second quarter of 2007. The yield on the portfolio is anticipated to continue to decline as cash flow from the portfolio is reinvested at current market rates which are currently below the portfolio yield. In addition, the current economic conditions have led to slower loan growth resulting in excess deposits being invested in securities.

Income on loans increased $23,000 when comparing the two quarters, with the impact of increased balances offsetting the decline in the yield on the portfolio. The yield on loans decreased 27 basis points to 6.64% when comparing the second quarter of 2007 to the same period in 2008. Excluding the nonrecurring income items noted above, the yield on loans would have been 6.46% for the second quarter of 2008, a decline of 45 basis points from the 6.91% reported for the second quarter of 2007. The decline in the yield on the loan portfolio reflects the impact of lower interest rates, primarily on Prime rate loans. Reducing the impact of the decline in interest rates on loan yields through June 30, 2008 is the structure of the loan portfolio, which has a significant portion of fixed-rate and adjustable-rate loans (with fixed-rate terms for three to ten years).

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Most of the increase in loan income is attributable to commercial loans. Income on commercial real estate loans increased $321,000 with average balances increasing $15,528,000, or 9.3%. The yield on commercial real estate loans was 6.98% for the second quarter of 2008; however, excluding $166,000 of the nonrecurring income items it would have been 6.61%. This compares to a yield of 6.84% for the second quarter of 2007. Interest on commercial and industrial loans decreased $116,000 with the impact of the increase in average balances being offset by the impact of the decline in yield. Average commercial and industrial loans increased $6,836,000, or 10.6%, when comparing the two quarters, contributing an additional $121,000 in interest income. The average yield on these loans decreased 135 basis points to 5.98% resulting in a reduction in interest income of $237,000. The commercial and industrial loan category was impacted the most by the action by the Federal Reserve to lower interest rates since a large portion of this category of loans is indexed to the Prime rate.

Residential mortgage and home equity loan activity continues to be slow because of the issues in the residential real estate market. While QNB does not originate or hold sub-prime mortgages, or any of the other high-risk mortgage products, it has been impacted by the overall downturn in the residential housing market. The average balance of residential mortgages declined $3,334,000, or 13.2%, when comparing the two quarters while the average yield increased by 27 basis points. QNB sells most of the fixed rate loans it originates, especially in the low rate environment that currently exists. Average home equity loans decreased 1.7% to $68,147,000, while the yield on the home equity portfolio decreased 70 basis points to 5.82%. The demand for home equity loans has declined as home values have stabilized or fallen and homeowners have already borrowed against the equity in their homes. Included in the home equity portfolio are floating rate home equity lines tied to the Prime rate. These loans have contributed to the decline in the yield in the home equity portfolio.

Interest income on Federal funds sold decreased $36,000 when comparing the two quarters with the growth in average balances of $1,907,000 being offset by the 319 basis point decline in rate. The yield on Federal funds sold decreased from 5.26% for the second quarter of 2007 to 2.07% for the second quarter of 2008, reflecting the actions by the Fed, beginning in the third quarter of 2007, to reduce the Federal funds target rate.

For the most part, earning assets are funded by deposits, which increased when comparing the two quarters. Average deposits increased $16,986,000, or 3.4%, with the growth occurring in higher cost time deposits, which increased $30,156,000, or 12.5%. The average balance of all other categories of deposits declined when comparing the two quarters with average interest-bearing demand deposits declining $7,186,000, or 7.1%, and average money market accounts declining $3,755,000, or 7.2%. These types of accounts are sensitive to changes in interest rates and have been impacted the most by the decline in interest rates since a significant portion of these balances are indexed to the Federal funds rate.

While total interest income on a tax-equivalent basis increased $46,000 when comparing the second quarter of 2008 to the second quarter of 2007, total interest expense declined $576,000. Interest expense on total deposits decreased $511,000, while interest expense on borrowed funds decreased $65,000 when comparing the two quarters. The rate paid on interest-bearing liabilities decreased from 3.56% for the second quarter of 2007 to 2.96% for the second quarter of 2008. During this same period, the rate paid on interest-bearing deposits decreased from 3.46% to 2.89%.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

The decrease in interest expense on total deposits was primarily the result of volume and rate decreases on interest-bearing demand deposits and money market accounts as discussed above. Interest expense on interest-bearing demand deposits and money market accounts declined $402,000 and $203,000, respectively. The interest rate paid on interest-bearing demand accounts decreased from 2.37% for the second quarter of 2007 to .85% for the second quarter of 2008. Included in these accounts are municipal deposits whose rates are tied directly to the Federal funds rate. Municipal accounts comprised approximately 40.0% of total interest-bearing demand accounts for the second quarter of 2008. The yield on municipal accounts declined from 5.02% for the second quarter of 2007 to 1.90% for the second quarter of 2008. The interest rate paid on money market accounts was 3.13% for the second quarter of 2007 and 1.69% for the second quarter of 2008, a decline of 144 basis points. Included in total money market balances is the Select money market account, a higher yielding money market product that pays a tiered rate based on account balances. QNB maintained a rate close to 4.00% for balances over $75,000 for most of 2007. With the sharp decline in short-term interest rates during the first half of 2008, the rates paid on the Select money market account have declined as well.

When comparing the two quarters, interest expense on time deposits increased $96,000 with an increase in balances contributing $341,000 in interest expense. This was partially offset by a decrease of $245,000 in interest expense resulting from lower rates. The average rate paid on time deposits decreased from 4.58% to 4.23% when comparing the two periods.

Like fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. Approximately $235,447,000, or 85.7%, of time deposits at June 30, 2008 will reprice or mature over the next 12 months of which $156,650,000, or 66.5%, will mature or reprice before December 31, 2008.

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

With the unprecedented move by the Fed during the first quarter of 2008, the rates on time deposits being offered did decline significantly. Given the short-term nature of QNB’s time deposit portfolio and the current rates being offered, it is likely that the average rate paid on time deposits should continue to decline over the next couple of quarters as higher costing time deposits originated in 2007 are repriced lower. The key will be to retain these deposits at lower rates.

Contributing to the decrease in total interest expense was a reduction in interest expense on short-term borrowings of $69,000. Short-term borrowings are primarily comprised of repurchase agreements (a sweep product for commercial customers). While not directly indexed to the Federal funds rate, the rate paid on these accounts moves closely with the Federal funds rate and as a result declined when comparing the two quarters. The average rate paid on short-term borrowings declined from 3.57% for the second quarter of 2007 to 2.05% for the second quarter of 2008.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

The average balance of long-term debt was $35,000,000 for the second quarter of 2008 compared with $29,395,000 for the second quarter of 2007, while the average rate paid decreased to 4.26% from 5.01% when comparing the same periods. Two events contributed to the decline in the average rate paid on long-term debt: the April 2007 balance sheet restructuring in which QNB prepaid $50,000,000 of FHLB advances with a cost of 5.55% and replaced half with a $25,000,000 repurchase agreement with a cost of 4.78% and the borrowing by QNB in January 2008 of $10,000,000 from the FHLB at a cost of 2.97% for two years. At the time, this type of wholesale funding was a better alternative to higher costing time deposits and overnight funding.

For the six-month period ended June 30, 2008, net interest income increased $1,119,000, or 13.1%, to $9,670,000. On a tax-equivalent basis net interest income increased $1,163,000, or 12.6%. Average earning assets increased $14,339,000, or 2.5%, while the net interest margin increased 31 basis points. The net interest margin on a tax-equivalent basis was 3.57% for the six-month period ended June 30, 2008 compared with 3.26% for the same period in 2007. The improvement in net interest income and the net interest margin reflects the benefits of the 2007 restructuring transactions as well as a decrease in the cost of interest-bearing liabilities resulting from the Company’s interest rate sensitivity position and the decline in the Federal funds rate and market interest rates.

Total interest income on a tax-equivalent basis increased $322,000, from $18,046,000 to $18,368,000, when comparing the six-month periods ended June 30, 2007 to June 30, 2008. The increase in interest income was primarily a result of the growth in earning assets, particularly commercial loans. Approximately $632,000 of the increase in interest income was related to volume. Average loans increased 6.5% to $380,995,000, with average commercial real estate loans increasing $18,136,000, or 11.2%, and average commercial and industrial loans increasing $9,556,000, or 16.0%, when comparing the six-month periods. Over this same period average investment securities decreased 4.8%, to $197,082,000. The positive impact of growth on interest income was partially offset by the impact of declining interest rates, which resulted in a $310,000 decline in interest income. The yield on earning assets decreased from 6.35% to 6.29% for the six-month periods with the yield on loans decreasing from 6.89% to 6.67% during this time. The yield on investments increased from 5.40% to 5.69% when comparing the six-month periods. The increase in the yield on the investment portfolio when comparing the six-month periods reflects the benefit of the restructuring transaction. Excluding the impact of the nonrecurring loan income during the second quarter of 2008 the yield on loans would have been 6.59%, the yield on earning assets would have been 6.23% and the net interest margin would have been 3.51% for the six-month period ended June 30, 2008.

Total interest expense decreased $841,000, from $8,799,000 for the six-month period ended June 30, 2007 to $7,958,000, for the six-month period ended June 30, 2008. Approximately $1,233,000 of the decrease in interest expense was a result of lower rates paid on deposits and borrowed funds. This was partially offset by an increase in interest expense of $392,000 resulting primarily from deposit growth. Interest expense on interest-bearing demand deposits declined $587,000, resulting from a $4,447,000, or 4.6%, decline in average balances and a 117 basis point decline in the average rate paid. The interest rate paid on interest-bearing demand accounts decreased from 2.27% for the first half of 2007 to 1.10% for the first half of 2008. As mentioned previously a significant portion of these deposits are municipal deposits indexed to the Federal funds rate. Interest expense on money market accounts declined $296,000, resulting from a $2,746,000, or 5.3%, decline in average balances and a 104 basis point decline in the average rate paid. The interest rate paid on money market accounts decreased from 3.07% for the first half of 2007 to 2.03% for the first half of 2008.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

The growth in total deposits was centered in time deposits which increased $28,703,000, or 12.0%, when comparing the six-month periods. Interest expense on time deposits increased $522,000 with the impact of the increase in average balances contributing $667,000 to the increase in interest expense. The average rate paid on time deposits decreased 10 basis points to 4.41%, resulting in a reduction of interest expense of $145,000 when comparing the six-month periods.

Interest expense on short-term borrowings decreased $124,000 primarily as a result of a decline in the rates paid. The average rate paid decreased from 3.57% for the first half of 2007 to 2.51% for the first half of 2008. As a result of the payoff of higher costing FHLB advances and the use of the lower costing repurchase agreements and FHLB borrowings as discussed earlier, interest expense on long-term debt decreased $351,000 when comparing the six-month periods. The average outstanding balance decreased from $40,591,000 to $34,066,000 while the average rate paid decreased from 5.35% to 4.30%, respectively, when comparing these periods.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents management's determination of the amount necessary to be charged to operations to maintain the allowance for loan losses at a level that represents management’s best estimate of the known and inherent losses in the existing loan portfolio. Actual loan losses, net of recoveries, reduce the allowance.

The determination of an appropriate level of the allowance for loan losses is based upon an analysis of the risk inherent in QNB's loan portfolio. Management uses various tools to assess the adequacy of the allowance for loan losses. One tool is a model that considers a numbers of relevant factors including: historical loan loss experience, the assigned risk rating of the credit, current and projected credit-worthiness of the borrower, current value of the underlying collateral, levels of and trends in delinquencies and non-accrual loans, trends in volume and terms of loans, concentrations of credit, and national and local economic trends and conditions. This model is supplemented with another analysis that also incorporates QNB’s portfolio exposure to borrowers with large dollar concentration. Other tools include ratio analysis and peer group analysis.

A slowdown in the local and regional economy, high energy and food prices and instability in financial markets has had a negative impact on both consumers and small businesses. These factors have contributed to an increase in the amount of loans charged-off, particularly in the purchased lease portfolio. The higher level of charged-off loans combined with the inherent risk related to loan growth contributed to management’s decision to increase the provision for loan losses in 2008 by $50,000 to $200,000 when comparing the three month periods and by $200,000 to $425,000 when comparing the six month periods ended June 30, 2008 and June 30, 2007. The need for a provision was determined by the analysis described above and resulted in an allowance for loan losses that management believes is adequate in relation to the estimate of known and inherent losses in the portfolio.

QNB had net charge-offs of $138,000 during the second quarter of 2008 compared with a net recovery of $1,000 during the second quarter of 2007. For the six-month periods ended June 30, 2008 and 2007 QNB had net charge-offs of $231,000 and $82,000, respectively. The net charge-offs in all the periods relate primarily to loans in the indirect lease financing portfolio.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES (continued)

Non-performing assets (non-accruing loans, loans past due 90 days or more, other real estate owned and other repossessed assets) amounted to .15% of total assets at both June 30, 2008 and 2007. These levels compare to .27% at December 31, 2007. QNB’s non-performing loans were .21% and .24% of total loans at June 30, 2008 and 2007, respectively. This compares favorably with the 0.92% average of non-performing loans for Pennsylvania commercial banks with assets between $500 million and $1 billion as reported by the FDIC using March 31, 2008 data. Included in non-performing loans are non-accrual loans of $625,000, $1,397,000 and $645,000 at June 30, 2008, December 31, 2007, and June 30, 2007, respectively. Several non-accrual loans paid off during the second quarter of 2008. The majority of the non-accrual loans at June 30, 2008 are in the indirect lease financing portfolio, are generally secured by equipment or vehicles and repossession of the collateral is in process. Loans past due 90 days or more and still accruing were $198,000, $218,000 and $242,000, respectively, at these same period-ends.

Delinquent loans include loans past due more than 30 days. Total delinquent loans at June 30, 2008, December 31, 2007 and June 30, 2007 represent .61%, .98% and .73% of total loans, respectively. Total delinquent loans improved since March 31, 2008 when delinquent loans represented 1.08% of total loans. As of June 30, 2008, 6.86% of the indirect lease portfolio was past due more than 30 days. This compares to 8.32% at December 31, 2007 and 4.70% at June 30, 2007. The delinquency as of March 31, 2008 in the indirect lease portfolio was 13.04%. The asset quality of the commercial loan portfolio, the largest component of total loans, representing approximately 72% of total loans, remained strong at June 30, 2008. Total delinquent commercial loans were .22% of total commercial loans at June 30, 2008. This compares to .47% and .64% at December 31, 2007 and June 30, 2007, respectively. Delinquent loans on one to four unit residential mortgages and home equity loans improved to .89% of balances at June 30, 2008 compared with 1.37% at December 31, 2007.

QNB did not have any other real estate owned as of June 30, 2008, December 31, 2007 or June 30, 2007. Repossessed assets consisting of equipment, automobiles and motorcycles were $104,000, $6,000 and $43,000 at these same respective dates.

There were no restructured loans as of June 30, 2008, December 31, 2007 or June 30, 2007, respectively, as defined in FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, that have not already been included in loans past due 90 days or more or non-accrual loans.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At June 30, 2008, December 31, 2007 and June 30, 2007, the recorded investment in loans for which impairment had been recognized in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15, totaled $283,000, $961,000 and $633,000, respectively, of which $181,000, $847,000 and $633,000 respectively, required no specific allowance for loan losses. The recorded investment in impaired loans requiring a specific allowance for loan losses was $102,000, $114,000 and $0 at June 30, 2008, December 31, 2007 and June 30, 2007, respectively. At June 30, 2008, December 31, 2007 and June 30, 2007 the related allowance for loan losses associated with these loans was $51,000, $57,000 and $0, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

The allowance for loan losses was $3,473,000, $3,279,000 and $2,872,000 at June 30, 2008, December 31, 2007 and June 30, 2007, respectively. The ratio of the allowance to total loans was .90%, .86% and .76% at the respective period end dates. The increase in the ratio reflects the increase in the provision for loan losses recorded during 2007 and the first half of 2008. The ratio, at .90%, is at a level that QNB management believes is presently adequate based on its analysis.

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

Total non-interest income for the second quarter of 2008 was $829,000, a decline from the $936,000 reported for the same period in 2007. The primary difference is related to activity in the investment securities portfolio. During the second quarter of 2008 securities losses of $118,000 were recognized compared to securities gains of $29,000 during the second quarter of 2007. For the six-month period ending June 30, 2008 total non-interest income was $2,213,000 compared to a loss of $732,000 for the first half of 2007. Positively impacting non-interest income for the first half of 2008 was the first quarter recognition of $230,000 of income as a result of the Visa initial public offering comprised of a $175,000 gain related to the mandatory redemption of shares of restricted common stock in Visa and $55,000 of income related to the reversal of liabilities recorded in the fourth quarter of 2007 to fund settlements of, or judgments in, indemnified litigation involving Visa. Total non-interest income, excluding the impact of the Visa items noted above and securities gains of $104,000, would have been $1,879,000 for the first six months of 2008. This compares favorably to total non-interest income of $1,737,000 for the first half of 2007, excluding the other-than-temporary impairment charge of $2,758,000 recorded in the first quarter of 2007 and realized security gains of $289,000.

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees decreased $39,000, or 8.4%, to $428,000, when comparing the two quarters and decreased $18,000, or 2.0%, to $873,000, when comparing the six-month periods. Overdraft income decreased $40,000 for the three-month period and $23,000 for the six-month period. These variances are a result of volume fluctuations as the per item charge has remained the same. Fees on business checking accounts increased $6,000 for the three-month period and $11,000 for the six-month period. This increase reflects the impact of a lower earnings credit rate in the first half of 2008 as compared to the first half of 2007, resulting from the decline in short-term interest rates. These credits are applied against service charges incurred.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME (Continued)

ATM and debit card income is primarily comprised of transaction income on debit and ATM cards and ATM surcharge income for the use of QNB ATM machines by non-QNB customers. ATM and debit card income was $242,000 for the second quarter of 2008, an increase of $24,000, or 11.0%, from the amount recorded during the second quarter of 2007. Income from ATM and debit cards was $461,000 and $407,000 for the six months ended June 30, 2008 and 2007, respectively, an increase of 13.3%. Debit card income increased $15,000, or 9.6%, to $177,000, for the three-month period and $36,000, or 12.1%, to $331,000, for the six-month period. The increase in debit card income was a result of the increased reliance on the card as a means of paying for goods and services by both consumer and business cardholders. In addition, an increase in PIN-based transactions resulted in additional interchange income of $11,000 and $21,000, respectively, when comparing the respective three and six-month periods. During the third quarter of 2008, QNB introduced eRewards checking, a high yield checking account which requires a minimum of twelve debit card transactions to receive the high interest rate. This should result in an increase in debit card income.

Income on bank-owned life insurance represents the earnings and death benefits on life insurance policies in which the Bank is the beneficiary. Income on these policies was $64,000 and $67,000 for the three months ended June 30, 2008 and 2007, respectively. For the six-month period, income on these policies increased $39,000, to $170,000. Life insurance benefits were $48,000 for the six-month period ended June 30, 2008 compared with $6,000 for the three and six-month periods in 2007. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which minimize how low the earnings rate can go. Some of these policies are currently at their floor.

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its rights to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over the period of net servicing income or loss. On a quarterly basis, servicing assets are assessed for impairment based on their fair value. Mortgage servicing fees for the three-month periods ended June 30, 2008 and 2007 were $21,000 and $25,000, respectively. For the six-month periods ended June 30, 2008 and 2007 mortgage servicing fees were $41,000 and $50,000, respectively. There was no valuation allowance necessary in any of the periods. Amortization expense for the three-month periods ended June 30, 2008 and 2007 was $23,000 and $18,000, respectively. For the respective six-month periods amortization expense was $46,000 and $37,000. Mortgage refinancing activity increased slightly during the first half of 2008 as residential mortgage rates declined in response to falling Treasury market rates. The increase in amortization expense reflects the increase in refinancing activity. The average balance of mortgages serviced for others was $70,085,000 for the second quarter of 2008 compared to $68,990,000 for the second quarter of 2007, an increase of 1.6%. The average balance of mortgages serviced was approximately $69,699,000 for the six-month period ended June 30, 2008 compared to $69,858,000 for the first six months of 2007, a decrease of .2%. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME (Continued)

The net gain on the sale of residential mortgage loans was $40,000 and $7,000 for the quarters ended June 30, 2008 and 2007, respectively, and $72,000 and $28,000 for the respective six-month periods. Residential mortgage loans to be sold are identified at origination. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Included in the gains on the sale of residential mortgages for the three month periods were $28,000 and $5,000, respectively, related to the recognition of mortgage servicing assets. These amounts were $53,000 and $17,000 for the six-months ended June 30, 2008 and 2007, respectively. Proceeds from the sale of mortgages were $3,770,000 and $716,000 for the second quarter of 2008 and 2007, respectively. For the six-month periods, proceeds from the sale of residential mortgage loans amounted to $7,048,000 and $2,253,000, respectively. The increase in activity reflects some improvement in the residential mortgage market resulting from lower interest rates.

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

For the three-months ended June 30, 2008, QNB recorded net securities losses of $118,000. This compares to net securities gains of $29,000 for the three-months ended June 30, 2007. Included in the results for the second quarter of 2008 were net losses of $119,000 related to marketable equity securities owned by the Company and gains of $1,000 from the sale of corporate bonds by the Bank. At the end of June 2008, the Company identified several equity holdings as other-than-temporarily impaired and wrote down their value by $198,000. Included in the net gains for the second quarter of 2007 were gains related to activity in the marketable equity securities portfolio of the Company of $50,000 and additional losses of $21,000 on the sale of the debt securities in April 2007 that were identified as impaired at March 31, 2007. The additional loss was a result of an increase in interest rates between the end of March and the sale date.

For the six-months ended June 30, 2008, QNB recorded a net gain on investment securities of $104,000. Included in this amount were gains on the sale of debt and equity securities of $67,000 and $235,000, respectively and the impairment charge of $198,000. For the six-months ended June 30, 2007, QNB recorded a net loss on investment securities of $2,469,000. Excluding the impairment loss of $2,758,000, gains on the sale of investment securities were $289,000. Included in the $289,000 of gains for 2007 were $260,000 of gains from the marketable equity portfolio. Net gains on the sale of debt securities for the first six months of 2007 were $29,000.

Other operating income was $152,000 for the second quarter of 2008, an increase of $29,000 when compared to the second quarter of 2007. Contributing to the increase were $40,000 of gains on the sale of repossessed assets, primarily equipment and vehicles related to the purchased lease portfolio. When repossessed the loans are written down through the allowance for loan losses to an estimated fair value less the cost to sell. Partially offsetting this additional income was a reduction of $16,000 in commissions and income related to an outsourced official check program. This income is derived from both the balances and interest rate earned. Both rate and volume have declined when comparing the two quarters.

For the six-month period ended June 30, 2008, other operating income was $492,000. Excluding the impact of the Visa transactions, other operating income was $262,000 for the first six months of 2008 compared to $230,000 for the first half of 2007, an increase of $32,000. Gains on the sale of repossessed assets were $40,000 for 2008 compared with a net loss of $13,000 for 2007. Partially offsetting this additional income was a $23,000 reduction in official check income when comparing the six-month periods.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services and various other operating expenses. Total non-interest expense was $3,583,000 for the second quarter of 2008 compared to $4,152,000 for the second quarter of 2007, which included recognition of a $740,000 prepayment penalty on the FHLB advances. Excluding this charge total non-interest expense for the second quarter of 2007 would have been $3,412,000. For the six-month period ended June 30, 2008 total non-interest expense was $7,126,000. This compares to total non-interest expense of $6,734,000 for the first half of 2007, excluding the FHLB prepayment penalty.

Salaries and benefits is the largest component of non-interest expense. Salaries and benefits expense increased $85,000, or 4.5%, to $1,955,000 for the quarter ended June 30, 2008 compared to the same quarter in 2007. Salary expense increased $70,000, or 4.7%, during the period to $1,573,000. Contributing to this increase was a $51,000 accrual for incentive compensation. Also, included in salary expense for the second quarter of 2008 and 2007, was $17,000 and $24,000, respectively in stock option compensation expense. Base salary expense increased by 3.1% when comparing the three-month periods. The number of full-time equivalent employees decreased by two when comparing the second quarter of 2008 and 2007. When comparing the two quarters, benefits expense increased by $15,000, or 4.1%, to $382,000. During the second quarter of 2008, QNB recorded an expense of $13,000 related to EITF 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance, which was adopted January 1, 2008.

For the six-month period ended June 30, 2008, salaries and benefits expense increased $198,000, or 5.3%, to $3,926,000, compared to the same period in 2007. Salary expense increased by $157,000, or 5.2%, while benefits expense increased by $41,000, or 5.6%, when comparing the two periods. The accrual for incentive compensation in 2008 contributed $102,000 to the increase in salary expense. Stock compensation expense was $30,000 and $57,000, for the respective six-month periods ended June 30, 2008 and 2007. Base salary expense increased by 3.6% when comparing the six-month periods. The number of full-time equivalent employees decreased by two when comparing the first half of 2008 and 2007. Payroll tax expense and retirement plan expense increased by $12,000 and $7,000, respectively, when comparing the six-month periods. An increase in medical and dental premiums, net of employee contributions, accounted for $11,000 of the increase in total benefits expense. Also contributing to the increase in benefits expense was an expense of $20,000 related to the adoption of EITF 06-04 as discussed above.

Net occupancy expense increased $44,000 to $333,000, when comparing the second quarter of 2008 to the second quarter of 2007. For the six-month period, net occupancy expense increased $73,000, to $673,000. Contributing to the increase for the three-month period were higher costs related to building depreciation and leasehold improvements of $11,000, utilities costs of $11,000, branch rent of $12,000 and building repairs and maintenance of $7,000. For the six-month period building depreciation and leasehold improvements increased $22,000, utilities costs increased $14,000, branch rent increased $19,000 and building repairs and maintenance increased $16,000. Renovations to the main office contributed to the increase in depreciation expense. An increase in rates charged by utility companies accounted for the higher utility costs. The increase in branch rent relates to an increase in rent for the operations center’s parking facility and leases for the location of two ATM sites at a local shopping center.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE (Continued)

Furniture and equipment expense increased $24,000, or 9.2%, to $286,000, when comparing the three-month periods ended June 30, 2008 and 2007 and increased $58,000, or 11.2%, to $575,000, when comparing the six-month periods. Depreciation and amortization of furniture, equipment and software contributed $13,000 and $29,000 of the increase for the respective three and six month periods. New software related to branch deposit capture, electronic statements, document imaging and loan administration were installed during the past year. In addition, new furniture and equipment was purchased as part of the renovations to the Downtown office. Also contributing to the increase in furniture and equipment expense were higher costs associated with equipment maintenance of $4,000 and $11,000 for the respective three and six month periods as well as an increase in equipment rentals of $5,000 and $9,000 for the same periods. The increase in equipment rental expense relates to the two new ATMs noted above.

Third-party services are comprised of professional services, including legal, accounting and auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third-party services expense was $205,000 for both three month periods ended June 30, 2008 and 2007. For the six-month period, third party services increased $27,000 to $393,000. This increase related primarily to data conversion expenses for IT projects, increased fees for correspondent banking services, higher statement printing and mailing expenses and, to a lesser degree, new third-party service subscriptions for peer group information and employee benefits administration.  These increases offset a reduction in expenses paid to third-party consultants of approximately $12,000.

Telephone, postage and supplies expense increased $3,000 for the quarter, to $143,000, and $38,000 for the six-month period to $304,000. Most of the increase in this category was in supply costs, relating to the rebranding of QNB Bank. This included the purchase of new supplies including plastics for ATM and debit cards and obsolescence costs related to the Quakertown National Bank supplies.

State tax expense represents the payment of the Pennsylvania shares tax, which is based on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $130,000 for the second quarter of 2008, an increase of $8,000, and $260,000 for the six-month period, an increase of $15,000 compared to the same periods in 2007. This increase was a result of a higher shares tax resulting from an increase in the Bank’s equity.

Other operating expense was $371,000 for the three months ended June 30, 2008. This represents a 3.9% increase from the $357,000 reported for the three months ended June 30, 2007. Federal Deposit Insurance Corporation (F.D.I.C.) premiums increased $60,000 when comparing the two quarters. During 2007 QNB had a credit from prior year payments that was used to offset the premiums. This credit was completely utilized in early 2008. This was partially offset by a $24,000 decrease in regulatory assessment costs, a savings resulting from the change in charter from a National bank to a State chartered bank. In addition, losses related to fraudulent check card transactions decreased by $20,000 when comparing the two periods. Amortization expense of core deposit intangibles was $0 for the second quarter of 2008 compared to $13,000 for the second quarter of 2007. See Note 8 to the financial statements.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE (Continued)

For the six-month periods ended June 30, 2008 and 2007 other expense was $690,000 and $689,000, respectively. Expense related to F.D.I.C. premiums increased $80,000 when comparing the six-month periods. Expenses related to the checkcard program increased $15,000 when comparing the periods. These increases were partially offset by declines in regulatory expense of $49,000, amortization of core deposit intangible expense of $26,000 and fraudulent check card expense of $22,000.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 2008, QNB’s net deferred tax asset was $1,872,000. The primary components of deferred taxes are a deferred tax asset of $1,181,000 related to the allowance for loan losses, a deferred tax asset of $460,000 resulting from unrealized losses on available-for-sale securities and a deferred tax asset of $152,000 related to impaired securities. As of June 30, 2007, QNB's net deferred tax asset was $1,261,000 comprised of deferred tax assets of $977,000 related to the allowance for loan losses and $313,000 related to unrealized losses on available-for-sale securities.

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

Applicable income taxes and effective tax rates were $496,000, or 23.6%, for the three-month period ended June 30, 2008, and $161,000, or 14.8%, for the same period in 2007. For the six-month period ended June 30, 2008 applicable income taxes and the effective tax rate were $1,016,000, or 23.5%. Applicable income taxes were a benefit of $352,000 for the six-month period ended June 30, 2007. The lower effective tax rate for the second quarter of 2007 and the tax benefit for the six-month period ended June 30, 2007 is a result of the restructuring transactions involving the sale of securities and the prepayment of FHLB advances.

FINANCIAL CONDITION ANALYSIS

The balance sheet analysis compares average balance sheet data for the six months ended June 30, 2008 and 2007, as well as the period ended balances as of June 30, 2008 and December 31, 2007.

Average earning assets for the six-month period ended June 30, 2008 increased $14,339,000, or 2.5%, to $587,122,000 from $572,783,000 for the six months ended June 30, 2007. The slow growth in earning assets when comparing the six-month periods is primarily a result of management’s decision to reduce the amount of investment securities and long-term debt by paying down the debt with some of the proceeds from the investment securities sold as part of the restructuring transaction. The mix of earning assets changed when comparing the two periods. Average loans increased $23,198,000, or 6.5%, while average investments decreased $9,864,000, or 4.8%. Average Federal funds sold increased $2,313,000 when comparing these same periods.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS (Continued)

QNB’s primary business is accepting deposits and making loans to meet the credit needs of the communities it serves. Loans are the most significant component of earning assets and growth in loans to small businesses and residents of these communities has been a primary focus of QNB. QNB has been successful in achieving growth in total loans, while at the same time maintaining asset quality. Inherent within the lending function is the evaluation and acceptance of credit risk and interest rate risk. QNB manages credit risk associated with its lending activities through portfolio diversification, underwriting policies and procedures and loan monitoring practices.

Total loans increased 3.0% between June 30, 2007 and June 30, 2008 and 1.6% since December 31, 2007. The slower rate of growth since June 30, 2007 as compared to the average rate of growth when comparing the six-month periods reflects the significant amount of loans originated during the first quarter of 2007 as well as the slowdown in growth in the local and regional economy over the past year.

Average total commercial loans increased $29,260,000 when comparing the first half of 2008 to the first half of 2007. Most of the 12.0% growth in average commercial loans was in loans secured by real estate, either commercial or residential properties, which increased $18,136,000. Commercial and industrial loans represent commercial purpose loans that are either secured by collateral other than real estate or unsecured. Many of these loans are for operating lines of credit. Average commercial and industrial loans increased $9,556,000, or 16.0%, when comparing the six-month periods. Also contributing to the growth in total commercial loans was an increase in tax-exempt loans. Average tax-exempt loans increased $1,568,000, or 6.9%, when comparing the six-month periods.

Indirect lease financing receivables represent loans to small businesses that are collateralized by equipment. These loans tend to have higher risk characteristics but generally provide higher rates of return. These loans are originated by a third party and purchased by QNB based on criteria specified by QNB. The criteria include minimum credit scores of the borrower, term of the lease, type and age of equipment financed and geographic area. The geographic area primarily represents Pennsylvania and states contiguous to Pennsylvania. QNB is not the lessor and does not service these loans. Average indirect lease financing loans decreased $558,000, or 4.1%, when comparing the six-month periods. The slowing local and regional economy and an increase in delinquency rates have negatively impacted the volume of indirect lease financing receivables purchased over the past year.

Average residential mortgage loans decreased $3,970,000, or 15.4%, when comparing the first half of 2008 to the first half of 2007. The slowdown in the housing market and QNB’s decision to sell most originations of 1-4 family residential mortgages in the secondary market contributed to the decline in the residential mortgage loan portfolio.

The mix of deposits continued to be impacted by the reaction of customers to changes in interest rates on various products and by rates paid by the competition. Total average deposits increased $17,803,000, or 3.7%, to $503,297,000 for the first half of 2008 compared to the first half of 2007. Consistent with customers looking for the highest rate for the shortest term, the growth achieved in total average deposits was in time deposits which increased $28,703,000, or 12.0%, when comparing the same periods. Of this increase $12,392,000 was in time deposits over $100,000. Most of the growth in time deposits occurred in the maturity range of greater than 6 months through 15 months, which QNB promoted in response to customers’ preferences and competitors’ offerings.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS (Continued)

The average balances of all other deposits types declined when comparing the first six months of 2008 to the same period in 2007. Average non-interest bearing and interest bearing demand accounts declined by 2.2% and 4.6%, respectively. Average money market account balances decreased 5.3% and average savings accounts decreased 5.6% when comparing the periods.

Average long-term debt decreased from $40,591,000 for the first half of 2007 to $34,066,000 for the first half of 2008. The reduction in average debt reflects the net $25,000,000 impact of the April 2007 restructuring transaction, partially offset by the borrowing of $10,000,000 from the FHLB in January 2008.

Total assets at June 30, 2008 were $636,480,000, compared with $609,813,000 at December 31, 2007, an increase of 4.4%. Most of the growth in total assets since December 31, 2007 was in investment securities which increased $11,548,000 and loans which increased $5,775,000. Cash and due from banks and Federal funds sold increased in total $7,781,000 since December 31, 2007. Other assets increased by $1,764,000, primarily an increase in deferred tax assets resulting from the change in unrealized gains and losses in the available-for-sale investment portfolio.

On the liability side, total deposits increased by $26,492,000, or 5.4%, since year-end. Time deposits continued to be the product of choice, increasing $19,628,000 since December 31, 2007 with time deposits of $100,000 or more increasing $9,542,000. Non-interest bearing demand accounts increased $6,421,000 while interest bearing demand increased slightly to $97,470,000. These deposits can be volatile depending on the timing of deposits and withdrawals. Money market accounts declined $3,209,000 to $46,457,000 at June 30, 2008 while savings accounts increased $3,472,000 from December 31, 2007 to $45,547,000 at June 30, 2008.

In July 2008, QNB introduced eRewards checking, a high rate checking account paying 4.01% interest on balances up to $25,000. In order to receive this rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and perform at least 12 check card transactions during a one month period. It is anticipated that this account will result in the movement of balances from lower yielding products to this product but will also result in obtaining new customers and additional deposits of existing customers.

When comparing December 31, 2007 to June 30, 2008, short-term borrowing declined from $33,990,000 to $23,083,000. Commercial sweep accounts recorded as repurchase agreements declined by $6,982,000 to $22,482,000 at June 30, 2008 and Federal funds purchased declined by $3,926,000 to $0 at June 30, 2008. Some of the decline in the commercial sweep accounts is a result of funds being moved to higher paying time deposit accounts over $100,000, as these offered higher rates than the sweep product.

LIQUIDITY

Liquidity represents an institution’s ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. QNB manages its mix of cash, Federal funds sold and investment securities in order to match the volatility, seasonality, interest sensitivity and growth trends of its loans and deposits. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities. The portfolio of investment securities classified as available-for-sale and QNB's policy of selling certain residential mortgage originations in the secondary market also provide sources of liquidity. Additional sources of liquidity are provided by the Bank’s membership in the Federal Home Loan Bank of Pittsburgh (FHLB) and two unsecured Federal funds lines granted by correspondent banks totaling $21,000,000. At June 30, 2008, the Bank has a maximum borrowing capacity with the FHLB of approximately $173,626,000. At June 30, 2008, QNB had $10,000,000 of outstanding borrowings under the FHLB credit facility.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY (Continued)

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale totaled $225,479,000 and $206,562,000 at June 30, 2008 and December 31, 2007, respectively. The increase in liquid sources is primarily the result of an increase of the available-for-sale securities portfolio. These sources should be adequate to meet normal fluctuations in loan demand and deposit withdrawals. During the first quarter of 2008, QNB used its Federal funds line to prefund the purchase of investment securities in anticipation of declining interest rates and to fund seasonal deposit withdrawals. The maximum balance of Federal funds purchased during the first half of 2008 was $14,617,000. The Federal funds purchase line was paid down with $10,000,000 of borrowings from the FHLB with a rate of 2.97% and a two year maturity. During the first quarter of 2007, QNB used its Federal funds lines to help temporarily fund loan growth. Average Federal funds purchased were $9,000 for the second quarter of 2008 and $1,111,000 for the first six months of 2008. These levels compared to $440,000 and $708,000 for the same periods in 2007. At June 30, 2008, QNB had no Federal funds purchased.

Approximately $96,955,000 and $107,750,000 of available-for-sale securities at June 30, 2008 and December 31, 2007, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The decrease in the amount of pledged securities when comparing June 30, 2008 to December 31, 2007 is a result of a decrease in repurchase agreement balances (commercial sweep accounts). In addition, under terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. As mentioned above, QNB had $10,000,000 of outstanding borrowings under the FHLB credit facility at June 30, 2008.

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at June 30, 2008 was $52,309,000, or 8.21% of total assets, compared to shareholders' equity of $53,251,000, or 8.73% of total assets, at December 31, 2007. Shareholders’ equity at June 30, 2008 included a negative adjustment of $892,000 related to unrealized holding losses, net of taxes, on investment securities available-for-sale while shareholders’ equity at December 31, 2007 included a positive adjustment of $1,504,000 related to unrealized holding gains, net of taxes, on investment securities available-for-sale. Without the FASB No. 115 available-for-sale adjustments, shareholders' equity to total assets would have been 8.36% and 8.49% at June 30, 2008 and December 31, 2007, respectively. The adoption of EITF 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements on January 1, 2008 resulted in the recognition of a cumulative effect adjustment to retained earnings of $481,000.

Shareholders' equity averaged $52,578,000 for the first six months of 2008 and $51,299,000 during all of 2007, an increase of 2.5%. The ratio of average total equity to average total assets increased to 8.54% for the first half of 2008 compared to 8.51% for all of 2007.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for the total risk-based capital and 4.00% for leverage. Under the requirements, QNB had a Tier I capital ratio of 11.97% and 12.25%, a total risk-based ratio of 12.76% and 13.06% and a leverage ratio of 8.50% and 8.64% at June 30, 2008 and December 31, 2007, respectively.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At June 30, 2008 and December 31, 2007, QNB met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

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

Gap analysis measures the difference between volumes of rate-sensitive assets and liabilities and quantifies these repricing differences for various time intervals. Static gap analysis describes interest rate sensitivity at a point in time. However, it alone does not accurately measure the magnitude of changes in net interest income because changes in interest rates do not impact all categories of assets and liabilities equally or simultaneously. Interest rate sensitivity analysis also involves assumptions on certain categories of assets and deposits. For purposes of interest rate sensitivity analysis, assets and liabilities are stated at their contractual maturity, estimated likely call date, or earliest repricing opportunity. Mortgage-backed securities, CMOs and amortizing loans are scheduled based on their anticipated cash flow. Interest-bearing demand accounts, money market accounts and savings accounts do not have stated maturities or repricing terms and can be withdrawn or repriced at any time. This may impact QNB’s margin if more expensive alternative sources of deposits or borrowed funds are required to fund loans or deposit runoff. Management projects the repricing characteristics of these accounts based on historical performance and assumptions that it believes reflect their rate sensitivity.

A positive gap results when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities. A negative gap results when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTEREST RATE SENSITIVITY (Continued)

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At June 30, 2008, interest-earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $245,931,000. Interest-sensitive liabilities scheduled to mature or reprice within one year were $364,774,000. The one-year cumulative gap, which reflects QNB’s interest sensitivity over a period of time, was a negative $118,843,000 at June 30, 2008. The cumulative one-year gap equals -19.5% of total rate sensitive assets. This gap position compares to a negative gap position of $129,740,000, or -22.2%, of total rate sensitive assets, at December 31, 2007. The negative gap position is primarily the result of customers’ preference for keeping time deposit maturities short while interest rates were increasing 2007. This preference was met as banks, including the Bank, tended to offer the highest yielding time deposits in the maturity range of six months through 15 months. At June 30, 2008, $235,447,000, or 85.7%, of total time deposits were scheduled to reprice or mature in the next twelve months compared to $199,383,000, or 78.2%, of total time deposits at December 31, 2007. Also contributing to the negative gap position are the municipal accounts which are indexed to the Federal funds rate and the Select money market product, while not indexed directly with the Federal funds rate, moves closely with changes in that rate. On the liability side the increase in short maturity time deposits between December 31, 2007 and June 30, 2008 was offset by a $6,982,000 decline in commercial sweep accounts and a $3,926,000 decline in Federal funds purchased, both reported in short-term borrowings. On the asset side, the amount of assets maturing or repricing increased by $35,128,000 from December 31, 2007 to June 30, 2008. Investment securities and loans, that reprice or mature in the next twelve months, increased by $5,609,000 and $25,358,000, respectively when comparing the same two time periods. With the decline in interest rates in 2008, QNB’s cost of funds should decline as the maturing time deposits reprice at lower rates. The challenge will be to retain these deposits given the competitive environment. In this lower interest rate environment, the repricing characteristics of investments and loans will likely shorten as prepayment speeds increase resulting in more funds being invested at lower yields.

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on what management believes at that time to be the most likely interest rate environment. Management also evaluates the impact of higher and lower interest rates by simulating the impact on net interest income of changing rates. While management performs rate shocks of 100, 200 and 300 basis points, it believes, that given the level of interest rates at June 30, 2008, that it is unlikely that interest rates would decline by 300 basis points. The simulation results can be found in the chart on page 42.

Net interest income declines in a falling rate environment. This result reflects the hypothetical interest rate floors on interest-bearing transaction accounts, regular money market accounts and savings accounts. In addition, in a lower rate environment, the cash flow or repricing characteristics from both the loan and investment portfolios would increase and be reinvested at lower rates. Loan customers would either refinance their fixed rate loans at lower rates or request rate reductions on their existing loans. The decline in net income as rates fall are inconsistent with the gap analysis and identify some of the weaknesses of gap analysis which does not take into consideration the magnitude of the rate change on different instruments, the timing of the rate change, or interest rate floors.

Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

The nature of QNB’s current operation is such that it is not subject to foreign currency exchange or commodity price risk. At June 30, 2008, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

Change in Interest Rates	Net Interest Income	Dollar Change	% Change
+300 Basis Points	$20,088	$(109)	(.54)%
+200 Basis Points	20,202	5	(.02)
+100 Basis Points	20,285	88	(.44)
FLAT RATE	20,197	-	-
-100 Basis Points	19,719	(478)	(2.37)
-200 Basis Points	18,588	(1,609)	(7.97)

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

JUNE 30, 2008
Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual  Report on Form 10-K for the period ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Default Upon Senior Securities
None.

Item 4.	Submission of Matters to Vote of Security Holders

Submission of Matters to Vote of Security Holders

The 2008 Annual Meeting (the Meeting) of the shareholders of QNB Corp. (the Registrant) was held on May 20, 2008. A Notice of the Meeting was mailed to shareholders of record as of April 7, 2008 on or about April 21, 2008, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

The Meeting was held for the following purposes:
(1) To elect four (4) Directors

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld for each of the nominees for election to the Board of Directors was as follows:

Nominee	For	Withhold
Kenneth F. Brown, Jr.	2,550,513	18,332
Anna Mae Papso	2,528,430	40,415
Henry L. Rosenberger	2,514,441	54,404
Edgar L. Stauffer	2,514,221	54,624

The continuing directors of the Registrant are:
Thomas J. Bisko, Dennis Helf, G. Arden Link, Charles M. Meredith, III, Gary S. Parzych, Bonnie L. Rankin, Henry L. Rosenberger, and Edgar L. Stauffer

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit 3(i)	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrants Form DEF 14-A filed with the Commission on April 15, 2005).

Exhibit 3(ii)	Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrants Form 8-K filed with the Commission on January 23, 2006).

Exhibit 11	Statement Re: Computation of Earnings Per Share. (Included in Part I, Item I, hereof.)

Exhibit 31.1	Section 302 Certification of President and CEO

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 906 Certification of President and CEO

Exhibit 32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QNB Corp.

Date:	August 8, 2008	By:

/s/ Thomas J. Bisko
Thomas J. Bisko
President/CEO

Date:	August 8, 2008	By:

/s/ Bret H. Krevolin
Bret H. Krevolin
Chief Financial Officer