Form 10-Q
period 2008-09-30
QNB CORP
filed 2008-11-10
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                         September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, par value $.625	3,136,423

QNB CORP. AND SUBSIDIARY
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2008

INDEX

PART I - FINANCIAL INFORMATION

		PAGE
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Consolidated Balance Sheets at September 30, 2008
	and December 31, 2007	1

	Consolidated Statements of Income for the Three and Nine
	Months Ended September 30, 2008 and 2007	2

	Consolidated Statement of Shareholders’ Equity for the Nine
	Months Ended September 30, 2008	3

	Consolidated Statements of Cash Flows for the Nine
	Months Ended September 30, 2008 and 2007	4

	Notes to Consolidated Financial Statements	5

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	48

ITEM 4.	CONTROLS AND PROCEDURES	48

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	49

ITEM 1A.	RISK FACTORS	49

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	49

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	49

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS	49

ITEM 5.	OTHER INFORMATION	49

ITEM 6.	EXHIBITS	49

SIGNATURES

CERTIFICATIONS

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data) (unaudited)
	September 30, 2008	December 31, 2007

Assets
Cash and due from banks	$14,287	$14,322
Federal funds sold	–	–
Total cash and cash equivalents	14,287	14,322

Investment securities
Available-for-sale (amortized cost $222,345 and $189,273)	219,675	191,552
Held-to-maturity (fair value $3,659 and $4,122)	3,598	3,981
Non-marketable equity securities	1,342	954
Loans held-for-sale	–	688
Total loans, net of unearned costs	380,105	381,016
Allowance for loan losses	(3,492)	(3,279)
Net loans	376,613	377,737
Bank-owned life insurance	8,676	8,651
Premises and equipment, net	6,635	6,728
Accrued interest receivable	2,980	2,742
Other assets	4,521	2,458
Total assets	$638,327	$609,813

Liabilities
Deposits
Demand, non-interest bearing	$49,125	$50,043
Interest-bearing demand	99,816	97,290
Money market	46,646	49,666
Savings	43,759	42,075
Time	199,207	190,461
Time of $100,000 or more	88,366	64,589
Total deposits	526,919	494,124
Short-term borrowings	19,557	33,990
Long-term debt	35,000	25,000
Accrued interest payable	2,711	2,344
Other liabilities	1,843	1,104
Total liabilities	586,030	556,562

Shareholders' Equity
Common stock, par value $.625 per share; authorized 10,000,000 shares; 3,243,109 and 3,241,390 shares issued; 3,136,423 and 3,134,704 shares outstanding	2,027	2,026
Surplus	10,008	9,933
Retained earnings	43,518	41,282
Accumulated other comprehensive (loss) income, net	(1,762)	1,504
Treasury stock, at cost; 106,686 shares	(1,494)	(1,494)
Total shareholders' equity	52,297	53,251
Total liabilities and shareholders' equity	$638,327	$609,813

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except share data)
	(unaudited)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Interest Income
Interest and fees on loans	$6,005	$6,272	$18,399	$18,255
Interest and dividends on investment securities:
Taxable	2,291	2,130	6,491	6,395
Tax-exempt	466	426	1,385	1,291
Interest on Federal funds sold	56	173	138	290
Interest on interest-bearing balances and other interest income	14	39	47	159
Total interest income	8,832	9,040	26,460	26,390

Interest Expense
Interest on deposits
Interest-bearing demand	276	682	784	1,777
Money market	198	409	693	1,200
Savings	44	44	129	134
Time	2,007	2,171	6,298	6,146
Time of $100,000 or more	768	723	2,340	2,089
Interest on short-term borrowings	113	200	379	590
Interest on long-term debt	381	306	1,122	1,398
Total interest expense	3,787	4,535	11,745	13,334
Net interest income	5,045	4,505	14,715	13,056
Provision for loan losses	150	150	575	375
Net interest income after provision for loan losses	4,895	4,355	14,140	12,681

Non-Interest Income
Fees for services to customers	474	469	1,347	1,360
ATM and debit card income	237	226	698	633
Income on bank-owned life insurance	63	64	233	195
Mortgage servicing fees	31	28	72	78
Net gain on sale of loans	13	50	85	78
Net (loss) gain on investment securities available-for-sale	(103)	–	1	(2,469)
Other operating income	100	152	592	382
Total non-interest income	815	989	3,028	257

Non-Interest Expense
Salaries and employee benefits	1,999	1,826	5,925	5,554
Net occupancy expense	324	311	997	911
Furniture and equipment expense	295	257	870	774
Marketing expense	171	156	496	480
Third party services	196	181	589	547
Telephone, postage and supplies expense	158	134	462	399
State taxes	121	122	381	366
Loss on prepayment of Federal Home Loan Bank advances	–	–	–	740
Other expense	404	340	1,074	1,030
Total non-interest expense	3,668	3,327	10,794	10,801
Income before income taxes	2,042	2,017	6,374	2,137
Provision for income taxes	476	463	1,492	111
Net Income	$1,566	$1,554	$4,882	$2,026
Earnings Per Share - Basic	$.50	$.50	$1.56	$.65
Earnings Per Share - Diluted	$.50	$.49	$1.54	$.64
Cash Dividends Per Share	$.23	$.22	$.69	$.66

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

			Accumulated
			Other
	Number		Comprehensive
(in thousands, except share data)	of Shares	Comprehensive	Income	Common		Retained	Treasury
(unaudited)	Outstanding	Income	(Loss)	Stock	Surplus	Earnings	Stock	Total
Balance, December 31, 2007	3,134,704		$1,504	$2,026	$9,933	$41,282	$(1,494)	$53,251

Net income	–	$4,882	–	–	–	4,882	–	4,882
Other comprehensive loss, net of taxes
Unrealized holding losses on investment securities available-for-sale	–	(3,265)
Reclassification adjustment for gains included in net income	–	(1)
Other comprehensive loss	–	(3,266)	(3,266)	–	–	–	–	(3,266)
Comprehensive income	–	$1,616	–	–	–	–	–	–
Cash dividends declared ($.69 per share)	–		–	–	–	(2,165)	–	(2,165)
Stock issue - Employee stock purchase plan	1,719		–	1	31	–	–	32
Stock-based compensation expense	–		–	–	44	–	–	44
Cumulative effect of adoption of new accounting principle - accounting for deferred compensation aspects of split dollar life insurance arrangements (EITF 06-4)	–		–	–	–	(481)	–	(481)
Balance, September 30, 2008	3,136,423		$(1,762)	$2,027	$10,008	$43,518	$(1,494)	$52,297

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	(unaudited)
Nine Months Ended September 30,	2008	2007
Operating Activities
Net income	$4,882	$2,026
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	625	547
Provision for loan losses	575	375
Net securities (gains) losses	(1)	2,469
Gain on sale of equity investment	(175)	–
Net gain on sale of loans	(85)	(78)
Net loss on disposal of premises and equipment	3	1
Net gain on sale of repossessed assets	(19)	(2)
Proceeds from sales of residential mortgages	7,661	4,895
Originations of residential mortgages held-for-sale	(6,946)	(4,716)
Income on bank-owned life insurance	(233)	(195)
Life insurance premiums	(16)	(21)
Stock-based compensation expense	44	77
Deferred income tax benefit	(57)	(106)
Net increase (decrease) in income taxes payable	153	(209)
Net increase in accrued interest receivable	(238)	(214)
Amortization of mortgage servicing rights and identifiable intangible assets	60	89
Net amortization of premiums and discounts on investment securities	(157)	(27)
Net increase (decrease) in accrued interest payable	367	(200)
Increase in other assets	(274)	(382)
Increase in other liabilities	190	194
Net cash provided by operating activities	6,359	4,523
Investing Activities
Proceeds from maturities and calls of investment securities available-for-sale	30,133	23,769
held-to-maturity	380	920
Proceeds from sales of investment securities available-for-sale	3,964	102,007
Purchase of investment securities available-for-sale	(67,008)	(94,168)
Proceeds from sale of equity investment	175	–
Proceeds from sales of non-marketable equity securities	332	2,846
Purchase of non-marketable equity securities	(720)	(649)
Net decrease (increase) in loans	59	(23,732)
Net purchases of premises and equipment	(535)	(614)
Redemption of bank owned life insurance investment	224	86
Proceeds from sale of repossessed assets	373	92
Net cash (used) provided by investing activities	(32,623)	10,557
Financing Activities
Net (decrease) increase in non-interest bearing deposits	(918)	3,692
Net increase (decrease) in interest-bearing non-maturity deposits	1,190	(3,977)
Net increase in time deposits	32,523	15,902
Net decrease in short-term borrowings	(14,433)	(9,124)
Repayment of long-term debt	–	(52,000)
Proceeds from issuance of long-term debt	10,000	25,000
Cash dividends paid	(2,165)	(2,066)
Proceeds from issuance of common stock	32	36
Net cash (used) provided by financing activities	26,229	(22,537)
Decrease in cash and cash equivalents	(35)	(7,457)
Cash and cash equivalents at beginning of year	14,322	24,103
Cash and cash equivalents at end of period	$14,287	$16,646
Supplemental Cash Flow Disclosures
Interest paid	$11,378	$13,534
Income taxes paid	1,380	410
Non-Cash Transactions
Change in net unrealized holding (losses) gains, net of taxes, on available-for-sale securities	(3,266)	1,390
Transfer of loans to repossessed assets	490	103

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007, AND DECEMBER 31, 2007
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of QNB Corp. and its wholly-owned subsidiary, QNB Bank (the Bank). The consolidated entity is referred to herein as “QNB” or the “Company”. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2007 Annual Report incorporated in the Form 10-K. Operating results for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Stock-based compensation expense was approximately $14,000 and $20,000 for the three months ended September 30, 2008 and 2007, respectively, and $44,000 and $77,000 for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, there was approximately $65,000 of unrecognized compensation cost related to unvested share-based compensation awards granted that is expected to be recognized over the next 2.25 years.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorizes the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest ratably over a three-year period. As of September 30, 2008, there were 225,058 options granted, 9,994 options forfeited, 37,441 options exercised and 177,623 options outstanding under this Plan. The 1998 Plan expired on March 10, 2008, therefore no further options can be granted under this Plan.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007, AND DECEMBER 31, 2007
(Unaudited)

2. STOCK-BASED COMPENSATION (Continued):

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of September 30, 2008, there were 43,700 options granted and outstanding under this Plan. The 2005 Plan expires March 15, 2015.

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature. The following assumptions were used in the option pricing model in determining the fair value of options granted during the nine months ended September 30:

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

The fair market value of options granted in the first nine months of 2008 and 2007 was $2.63 and $3.57, respectively.

Stock option activity during the nine months ended September 30, 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (in yrs.)	Value

Outstanding at January 1, 2008	203,923	$20.56	3.9
Exercised	-	-
Granted	17,400	$21.00

Outstanding at September 30, 2008	221,323	$20.60	3.3	$505

Exercisable at September 30, 2008	169,123	$19.53	3.2	$505

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007, AND DECEMBER 31, 2007
(Unaudited)

3. SHARE REPURCHASE PLAN

On January 24, 2008, QNB announced that the Board of Directors authorized the repurchase of up to 50,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. QNB has not repurchased any shares to date under this authorization.

4. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Numerator for basic and diluted earnings per share: net income	$1,566	$1,554	$4,882	$2,026

Denominator for basic earnings per share: weighted average shares outstanding	3,136,423	3,130,300	3,135,451	3,129,359

Effect of dilutive securities: employee stock options	25,417	45,871	28,702	45,152

Denominator for diluted earnings per share: adjusted weighted average shares outstanding	3,161,840	3,176,171	3,164,153	3,174,511

Earnings per share-basic	$0.50	$0.50	$1.56	$0.65
Earnings per share-diluted	$0.50	$0.49	$1.54	$0.64

There were 121,600 and 87,100 stock options that were anti-dilutive for the three- and nine-month periods ended September 30, 2008, respectively. There were 69,700 stock options that were anti-dilutive for each of the three- and nine-month periods ended September 30, 2007. These stock options were not included in the above calculation.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007, AND DECEMBER 31, 2007
(Unaudited)

5. COMPREHENSIVE INCOME

For QNB, the sole component of other comprehensive income (loss) is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the periods ended
September 30, 2008 and 2007:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Unrealized holding (losses) gains arising during the period on securities available-for-sale [net of tax benefit (tax expense) of $483, $(609), $1,682 and $124, respectively]	$(938)	$1,183	$(3,265)	$(240)

Reclassification adjustment for losses (gains) included in net income [net of tax benefit of $(35), $0, $0 and $(839), respectively]	68	-	(1)	1,630

Net change in unrealized gains and losses during the period	(870)	1,183	(3,266)	1,390

Accumulated other comprehensive (loss) income, beginning of period	(892)	(608)	1,504	(815)

Accumulated other comprehensive (loss) income, end of period	$(1,762)	$575	$(1,762)	$575

Net income	$1,566	$1,554	$4,882	$2,026

Other comprehensive income, net of tax:

Unrealized holding (losses) gains arising during the period [net of tax benefit (tax expense) of $448, $(609), $1,682 and $(715), respectively]	(870)	1,183	(3,266)	1,390

Comprehensive income	$696	$2,737	$1,616	$3,416

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007, AND DECEMBER 31, 2007
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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007, AND DECEMBER 31, 2007
(Unaudited)

6. FAIR VALUE MEASUREMENTS (Continued)

Impaired Loans: QNB considers a loan impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest. Management has determined that commercial purpose loan relationships that are on nonaccrual status meet this impaired loan definition, with the amount of impairment based upon the estimated fair value of the collateral for collateral-dependent loans, or alternatively, the present value of the expected future cash flows discounted at the loan’s effective interest rate. Appraised values are generally used on real estate collateral-dependent impaired loans, which the Company classifies as a Level 3 nonrecurring fair value measurement. The present value of the expected future cash flows of an impaired loan is also classified as a Level 3 measurement.

The following table presents information about QNB’s assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by QNB to determine such fair value:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance as of
	Assets	Input	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2008
Recurring basis:
Securities available-for-sale	$3,945	$212,569	$3,161	$219,675

Nonrecurring basis:
Impaired loans	$-	$-	$384	$384

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended September 30, 2008:

Fair Value
Measurements Using
Significant
Unobservable Inputs
(Level 3)
Securities available-
for-sale
Beginning balance, July 1, 2008	$3,581
Purchases, issuances and settlements	(69)
Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	(351)
Transfers in and/or out of Level 3	-
Ending balance, September 30, 2008	$3,161

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007, AND DECEMBER 31, 2007
(Unaudited)

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs.

Securities available-for-sale with fair value Level 3 measurements consist of pools of trust preferred securities. The market for trust preferred securities issued by Banks and Insurance companies has become inactive in response to the global credit crisis. Bid-ask spreads on these types of securities have widened significantly and the volume of trades has been virtually non-existent during 2008. QNB holds some of these investment securities in our available-for-sale portfolio and chose to value them using Level 3 inputs at September 30, 2008. We determined that significant adjustments using unobservable inputs were required to determine the fair value of these securities at the measurement date which resulted in a Level 3 price. The pricing for these securities utilized a discount rate from the Bloomberg Fair Value Index yield curve for single issuer trust preferred securities with similar ratings, interest rates and maturity dates (an observable input).  In addition, a 150 basis point liquidity premium was utilized to take into account nonperformance and liquidity risk (a management estimate and thus an unobservable input). Both the yield to maturity as well as the yield to auction call were considered, with the ultimate pricing using an average of these two.

7. LOANS

The following table presents loans by category as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Commercial and industrial	$83,456	$88,445
Construction	26,270	23,959
Agricultural	-	25
Real estate-commercial	132,041	131,392
Real estate-residential	120,338	119,172
Consumer	4,799	4,442
Indirect lease financing	13,042	13,431
Total loans	379,946	380,866
Net unearned costs (fees)	159	150
Total loans, net	$380,105	$381,016

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007, AND DECEMBER 31, 2007
(Unaudited)

8. INTANGIBLE ASSETS:

The following table reflects the components of mortgage servicing rights as of the periods indicated:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2008	2007

Mortgage servicing rights beginning balance	$451	$472
Mortgage servicing rights capitalized	58	49
Mortgage servicing rights amortized	(60)	(70)
Fair market value adjustments	-	-

Mortgage servicing rights ending balance	$449	$451

Mortgage loans serviced for others	$69,206	$69,194

Amortization expense of intangibles	$60	$113

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense

For the Year Ended 12/31/08	$81
For the Year Ended 12/31/09	80
For the Year Ended 12/31/10	69
For the Year Ended 12/31/11	57
For the Year Ended 12/31/12	47

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007, AND DECEMBER 31, 2007
(Unaudited)

9. OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS AND GUARANTEES (Continued)

A summary of the Bank's financial instrument commitments is as follows:

	September 30,	December 31,
	2008	2007
Commitments to extend credit and unused lines of credit	$91,960	$77,264
Standby letters of credit	2,689	3,760
	$94,649	$81,024

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

QNB does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2008 and December 31, 2007 for guarantees under standby letters of credit issued is not material.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FASB No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. As a result of adopting this standard, QNB recorded a cumulative effect adjustment of $481,000 to retained earnings effective January 1, 2008. In addition, the expense recorded in the first nine months of 2008 was approximately $33,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007, AND DECEMBER 31, 2007
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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (Statement 161).  Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The implementation of this standard will not have any impact on QNB’s consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The implementation of this standard will not have a material impact on QNB’s consolidated financial position and results of operations.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will not have any impact on QNB’s consolidated financial position and results of operations.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007, AND DECEMBER 31, 2007
(Unaudited)

10. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. QNB has applied the provisions of FSP 157-3 to its financial statements as of and for the period ended September 30, 2008. At September 30, 2008, the Company determined that no active market existed for available-for-sale securities with an amortized cost of $5,111,000. The Company has estimated fair values of such investment securities through the use of unobservable inputs. As a result, the Company reports these securities in the Level 3 category and estimated that the fair values of such securities was $3,161,000 at September 30, 2008.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QNB Corp. is a bank holding company headquartered in Quakertown, Pennsylvania. QNB Corp., through its wholly-owned subsidiary, QNB Bank (the Bank), has been serving the residents and businesses of upper Bucks, northern Montgomery and southern Lehigh counties in Pennsylvania since 1877. The Bank is a locally managed community bank that provides a full range of commercial and retail banking and retail brokerage services. The consolidated entity is referred to herein as “QNB” or the “Company”.

Prior to December 28, 2007, the Bank was a national banking association organized in 1877 as The Quakertown National Bank. As The Quakertown National Bank, it was chartered under the National Banking Act and was subject to Federal and state laws applicable to commercial banks. Effective December 28, 2007, the Bank became a Pennsylvania chartered commercial bank and changed its name to QNB Bank.

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of the Company and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:

•	Volatility in interest rates and shape of the yield curve;
•	Credit risk;
•	Liquidity risk;
•	Operating, legal and regulatory risks;
•	Economic, political and competitive forces affecting QNB’s line of business, and
•	The risk that the analysis of these risks and forces could be incorrect, and/or that the strategies developed to address them could be unsuccessful.

QNB cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time, and QNB assumes no duty to update forward-looking statements. Management cautions readers not to place undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by QNB on its website or otherwise, and they advise readers that various factors, including those described above, could affect QNB’s financial performance and could cause actual results or circumstances for future periods to differ materially from those anticipated or projected. Except as required by law, QNB does not undertake, and specifically disclaims any obligation, to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

Allowance for Loan Losses

QNB considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a level believed by management to be sufficient to absorb probable known and inherent losses in the outstanding loan portfolio. The allowance is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses. The provision for loan losses is charged to earnings to maintain the total allowance for loan losses at a level considered necessary by management.

The allowance for loan losses is based on management’s continuous review and evaluation of the loan portfolio. The level of the allowance is determined by assigning specific reserves to individually identified problem credits and general reserves to all other loans. The portion of the allowance that is allocated to internally criticized and non-accrual loans is determined by estimating the inherent loss on each credit after giving consideration to the value of underlying collateral or the present value of future cash flows for non-collateral dependent loans. The general reserves are based on the composition and risk characteristics of the loan portfolio, including the nature of the loan portfolio, credit concentration trends, historic and anticipated delinquency and loss experience, as well as other qualitative factors such as current economic trends.

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

Other-than-Temporary Impairment of Investment Securities

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced, and a corresponding charge to earnings is recognized. As a result of sharp declines in the equity markets, QNB recorded an other-than-temporary impairment charge of $103,000 in the third quarter of 2008 and $301,000 for the nine months ended September 30, 2008 related to several equity securities held by the Company. QNB recorded an other-than-temporary impairment charge of $2,758,000 as of March 31, 2007. These securities identified as impaired as of March 31, 2007 were subsequently sold in April 2007.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - OVERVIEW

QNB Corp. earns its net income primarily through its subsidiary, QNB Bank. Net interest income, or the spread between the interest, dividends and fees earned on loans and investment securities and the expense incurred on deposits and other interest-bearing liabilities, is the primary source of operating income for QNB. QNB seeks to achieve sustainable and consistent earnings growth while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk levels approved by the Board of Directors. Due to its limited geographic area, comprised principally of upper Bucks, southern Lehigh and northern Montgomery counties, growth is pursued through expansion of existing customer relationships and building new relationships by stressing a consistent high level of service at all points of contact. During the third quarter QNB announced that it was expanding its presence in Lehigh County by opening a branch in the fast growing areas of Wescosville and Emmaus. This location is expected to open in November 2008.

QNB reported net income for the third quarter of 2008 of $1,566,000, or $.50 per share on a diluted basis. These results compare to net income of $1,554,000, or $.49 per share on a diluted basis, for the same period in 2007. For the nine months ended September 30, 2008, net income was $4,882,000, or $1.54 per share on a diluted basis, compared to net income of $2,026,000, or $.64 per share on a diluted basis, for the comparable period in 2007. Net income for the first nine months of 2008 represents record nine-month performance for the Company.

The results for the quarter reflect an increase in net interest income offset by lower non-interest income and higher non-interest expenses, while the results for the nine-month period ended September 2008 reflect the benefits of the restructuring transactions executed in 2007, as well as the impact of an increase in the net interest margin resulting primarily from lower customer deposit costs. In April 2007, the Company restructured its balance sheet by selling approximately $92,000,000 of lower yielding securities, that had been identified as other-than-temporarily impaired in the first quarter of 2007, and by prepaying $50,000,000 of higher costing Federal Home Loan Bank (FHLB) advances. The purpose of the restructuring transactions was to improve the Bank’s net interest margin on a going-forward basis and to increase net interest income and net income.

An increase in the net interest margin combined with growth in earning assets resulted in net interest income increasing $540,000, or 12.0%, to $5,045,000 for the three months ended September 30, 2008 compared to the same period in 2007. The net interest margin for the third quarter of 2008 was 3.49% compared to 3.36% for the third quarter of 2007. The 13 basis point increase in the net interest margin is primarily the result of lower customer deposit costs resulting from market interest rates declining significantly in combination with the short-term repricing structure of the deposit base. The cost of interest-bearing deposits was 2.74% for the third quarter of 2008 compared with 3.54% for the third quarter of 2007. This decline in the cost of deposits more than offset the decline in the yield on earning assets which decreased from 6.49% for the third quarter of 2007 to 5.94% for the third quarter of 2008.

Average earning assets increased 7.3% to $616,597,000 for the third quarter of 2008 compared to $574,747,000 for the third quarter of 2007, with average loans increasing 3.6% and average investment securities increasing 15.8%. The growth in the investment portfolio was primarily in high quality U.S. Government agency and agency mortgage-backed securities.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

The increase in average earning assets was principally funded through deposit growth. Average total deposits increased $27,566,000, or 5.5% to $531,891,000, when comparing the two quarters. The growth in deposits when comparing the third quarter of 2008 and the third quarter of 2007 was organic growth mostly unrelated to the seasonal deposit activity of municipal deposit customers. QNB acts as a depository for many school districts and municipalities whose balances are volatile during the third quarter, as school taxes are received. The timing of both the receipt and disbursement of these funds impacts the average balance. When comparing the third quarter of 2008 with the third quarter of 2007, average interest-bearing municipal demand accounts decreased $2,562,000 to $50,019,000. These municipal deposits did impact the growth in deposits when comparing the second quarter of 2008 to the third quarter of 2008. As a comparison, average total deposits were $512,090,000 for the second quarter of 2008 with municipal interest-bearing demand accounts representing $37,897,000 of the total balance.

When comparing the nine-month periods net interest income increased $1,659,000, or 12.7%. Contributing to this increase was a 25 basis point increase in the net interest margin and a 4.1% increase in average earning assets. The net interest margin was 3.54% for the first nine months of 2008 compared with 3.29% for the same period in 2007. Average loans increased 5.5% when comparing the nine-month periods. A significant factor in the increase in net interest income and the net interest margin when comparing the nine-month periods was the positive impact of the restructuring transactions achieved in April 2007. As a result of these transactions QNB was able to increase its average yield on the investment portfolio while decreasing its costs of long-term debt, thereby increasing its net interest margin and net interest income.

A slowdown in the local and regional economy and a softening of the residential real estate market has resulted in an increase in job losses and lower home values. These factors combined with higher energy and food costs and instability in financial markets has had a negative impact on both consumers and small businesses and has contributed to an increase in the amount of loans charged-off, particularly in the purchased lease portfolio. This increase in the amount of loans charged-off, a slight increase in non-performing loans and the inherent risk related to loan growth contributed to management’s decision to increase the provision for loan losses in 2008 by $200,000 to $575,000 when comparing the nine-month periods ended September 30, 2008 and September 30, 2007. For both three-month periods ended September 30, 2008 and 2007 the provision for loan losses was $150,000.

Total non-performing loans, which represent loans on non-accrual status and loans past due more than 90 days, were $1,190,000, or .31% of total loans, at September 30, 2008 compared with $1,084,000, or .30% of total loans, at September 30, 2007. The third quarter of 2008 amount also represents a slight increase in non-performing loans from the $823,000, or .21% of total loans, reported at June 30, 2008. While this represents a slight increase in non-performing loans, QNB’s non-performing loans to total loans experience compares favorably with the average for Pennsylvania commercial banks with assets between $500 million and $1 billion at .90% of total loans as reported by the FDIC using June 30, 2008 data. QNB’s allowance for loan losses of $3,492,000 represents .92% of total loans at September 30, 2008 compared to an allowance for loan losses of $3,001,000, or .82% of total loans, at September 30, 2007.

Total non-interest income for the third quarter of 2008 was $815,000, a decline from the $989,000 reported for the same period in 2007. The primary difference is related to activity in the investment securities portfolio and the loans held-for-sale portfolio. During the third quarter of 2008, QNB recorded $103,000 of securities losses related to an other-than-temporary impairment charge on two holdings in the equity investment portfolio. Also with the slowdown in the residential mortgage market, gains on the sale of loans declined from $50,000 for the third quarter of 2007 to $13,000 for the same period in 2008. In addition, losses on the sale of repossessed assets were $21,000 for the third quarter of 2008 compared with gains of $15,000 for the same period in 2007.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

For the nine-month period ended September 30, 2008 total non-interest income was $3,028,000 compared to $257,000 for the first nine months of 2007. Positively impacting non-interest income for the first nine months of 2008 was the first quarter recognition of $230,000 of income as a result of the Visa initial public offering comprised of a $175,000 gain related to the mandatory redemption of shares of restricted common stock in Visa and $55,000 of income related to the reversal of liabilities recorded in the fourth quarter of 2007 to fund settlements of, or judgments in, indemnified litigation involving Visa. Total non-interest income, excluding the impact of the Visa items noted above and net investment securities gains of $1,000, would have been $2,797,000 for the first nine months of 2008. This compares favorably to total non-interest income of $2,726,000 for the first nine months of 2007, excluding the other-than-temporary impairment charge of $2,758,000 recorded in the first quarter of 2007 and realized security gains of $289,000.

Total non-interest expense was $3,668,000 for the third quarter of 2008 compared to $3,327,000 for the third quarter of 2007. Higher personnel costs contributed to the increase in non-interest expense for the quarter. Salary and benefit expense increased $173,000, or 9.5%, when comparing the periods. An accrual for incentive compensation and an accrual for post retirement life insurance benefits contributed $51,000 and $13,000, respectively, to the increase. An increase in the number of employees and higher medical and dental premiums also contributed to the rise in salary and benefits expense. Net occupancy and furniture and equipment expense increased $51,000, when comparing the three-month periods, reflecting an increase in depreciation expense, utility costs and maintenance expense. In addition, Federal Deposit Insurance Corporation (FDIC), premiums increased $67,000 when comparing the third quarter of 2008 to the third quarter of 2007. During 2007, QNB had a credit from prior year payments that was used to offset the premiums. The remainder of the credit was utilized in early 2008.

For the nine-month period ended September 30, 2008 total non-interest expense was $10,794,000. This compares to total non-interest expense of $10,801,000 for the same period in 2007, which included recognition of a $740,000 prepayment penalty on the FHLB advances. Excluding this charge total non-interest expense for the nine-month period of 2007 would have been $10,061,000. Salary and benefits expense increased $371,000, or 6.7%, to $5,925,000, compared to the same period in 2007. Salary expense increased by $288,000, or 6.4%, while benefits expense increased by $83,000, or 7.7%, when comparing the two periods. The accrual for incentive compensation in 2008 contributed $142,000 to the increase in salary expense. Stock compensation expense was $44,000 and $77,000, for the respective nine-month periods ended September 30, 2008 and 2007. Base salary expense increased by 4.6% when comparing the nine-month periods. Contributing to the increase in benefits expense was an expense of $33,000 related to the adoption of EITF 06-04 for the accounting for post retirement life insurance benefits. Net occupancy and furniture and equipment expense increased $182,000 when comparing the nine-month periods, again resulting from increases in depreciation expense, utility costs, building and equipment maintenance costs and branch rent expense. When comparing the nine-month periods, FDIC insurance premiums increased by $147,000. This was partially offset by savings of $72,000 resulting from the change in the charter of the Bank from being a nationally chartered bank to a state chartered bank.

The prepayment of the FHLB advances resulted in the recognition of an after-tax charge of $488,000, or $.16 on a diluted basis, for the second quarter of 2007 while the impairment charge resulted in a reduction of net income of $1,820,000, or $.57 on a diluted basis, for the first quarter of 2007. Excluding the impact of the impairment charge and the prepayment penalty, net income for the nine-month period ended September 30, 2007 would have been $4,334,000, or $1.37 per share on a diluted basis.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis )

	Three Months Ended
	September 30, 2008			September 30, 2007
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$11,136	1.99%	$56	$13,435	5.12%	$173
Investment securities:
U.S. Treasury	5,167	3.46%	45	5,084	4.76%	61
U.S. Government agencies	42,786	4.93%	527	34,636	5.56%	481
State and municipal	43,641	6.48%	707	39,074	6.60%	645
Mortgage-backed and CMOs	111,769	5.39%	1,507	94,130	5.57%	1,312
Domestic debt (fixed and variable)	11,612	5.86%	170	14,708	6.99%	257
Mutual fund	3,201	2.60%	21	-	0.00%	-
Equities	4,168	2.61%	27	4,384	2.38%	27
Total investment securities	222,344	5.40%	3,004	192,016	5.80%	2,783
Loans:
Commercial real estate	182,712	6.57%	3,015	167,335	6.85%	2,889
Residential real estate	21,426	6.07%	325	23,883	6.00%	358
Home equity loans	68,223	5.81%	996	69,770	6.54%	1,150
Commercial and industrial	67,073	5.84%	984	63,159	7.35%	1,170
Indirect lease financing	12,952	9.49%	308	13,757	9.48%	326
Consumer loans	4,687	11.91%	140	4,675	10.54%	124
Tax-exempt loans	23,685	6.03%	359	24,819	6.17%	386
Total loans, net of unearned income*	380,758	6.40%	6,127	367,398	6.91%	6,403
Other earning assets	2,359	2.38%	14	1,898	8.19%	39
Total earning assets	616,597	5.94%	9,201	574,747	6.49%	9,398
Cash and due from banks	11,825			12,231
Allowance for loan losses	(3,493)			(2,929)
Other assets	22,116			21,936
Total assets	$647,045			$605,985
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$58,772	0.32%	47	$54,339	0.18%	25
Municipals	50,019	1.82%	229	52,581	4.96%	657
Money market	47,254	1.67%	198	52,624	3.09%	409
Savings	44,456	0.39%	44	44,712	0.39%	44
Time	200,341	3.99%	2,007	187,873	4.59%	2,171
Time over $100,000	77,019	3.97%	768	60,093	4.77%	723
Total interest-bearing deposits	477,861	2.74%	3,293	452,222	3.54%	4,029
Short-term borrowings	21,487	2.09%	113	22,164	3.57%	200
Long-term debt	35,000	4.27%	381	25,000	4.78%	306
Total interest-bearing liabilities	534,348	2.82%	3,787	499,386	3.60%	4,535
Non-interest-bearing deposits	54,030			52,103
Other liabilities	4,749			3,387
Shareholders' equity	53,918			51,109
Total liabilities and shareholders' equity	$647,045			$605,985
Net interest rate spread		3.12%			2.89%
Margin/net interest income		3.49%	$5,414		3.36%	$4,863
Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.
Non-accrual loans are included in earning assets.
* Includes loans held-for-sale

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis )

	Nine Months Ended
	September 30, 2008			September 30, 2007
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$8,244	2.23%	$138	$7 ,491	5.17%	$290
Investment securities:
U.S. Treasury	5,106	3.72%	142	5,093	4.73%	180
U.S. Government agencies	34,158	5.21%	1,335	32,971	5.54%	1,370
State and municipal	42,887	6.53%	2,099	39,474	6.61%	1,956
Mortgage-backed and CMOs	105,062	5.49%	4 ,325	105,699	5.07%	4,023
Domestic debt (fixed and variable)	13,063	6.19%	607	14,360	7.10%	764
Mutual fund	1,075	2.60%	21	-	0.00%	-
Equities	4,213	2.63%	83	4,317	2.46%	80
Total investment securities	205,564	5.59%	8,612	201,914	5.53%	8,373
Loans:
Commercial real estate	180,844	6.77%	9,162	163,642	6.82%	8,346
Residential real estate	21,726	6.14%	1,000	25,185	5.94%	1,121
Home equity loans	68,224	5.92%	3,024	69,495	6.51%	3,386
Commercial and industrial	68,567	6.15%	3,156	60,910	7.36%	3,352
Indirect lease financing	12,919	9.77%	946	13,560	9.51%	967
Consumer loans	4,492	11.51%	387	4,755	10.40%	370
Tax-exempt loans	24,144	6.07%	1,097	23,486	6.15%	1,080
Total loans, net of unearned income*	380,916	6.58%	18,772	361,033	6.90%	18,622
Other earning assets	2,295	2.76%	47	3,007	7.06%	159
Total earning assets	597,019	6.17%	27,569	573,445	6.40%	27,444
Cash and due from banks	10,693			11,495
Allowance for loan losses	(3,405)			(2,813)
Other assets	21,873			21,699
Total assets	$626,180			$603,826
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$56,812	0.21%	92	$55,023	0.19%	76
Municipals	41,477	2.23%	692	45,603	4.99%	1,701
Money market	48,511	1.91%	693	52,139	3.08%	1,200
Savings	43,957	0.39%	129	45,767	0.39%	134
Time	198,123	4.25%	6,298	183,111	4.49%	6,146
Time over $100,000	72,751	4.30%	2,340	58,839	4.75%	2,089
Total interest-bearing deposits	461,631	2.96%	10,244	440,482	3.44%	11,346
Short-term borrowings	21,347	2.37%	379	22,085	3.57%	590
Long-term debt	34,380	4.29%	1,122	35,337	5.22%	1,398
Total interest-bearing liabilities	517,358	3.03%	11,745	497,904	3.58%	13,334
Non-interest-bearing deposits	51,266			51,358
Other liabilities	4,528			3,510
Shareholders' equity	53,028			51,054
Total liabilities and shareholders' equity	$626,180			$603,826
Net interest rate spread		3.14%			2.82%
Margin/net interest income		3.54%	$15,824		3.29%	$14,110
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

	Three Months Ended			Nine Months Ended
	September 30, 2008 compared			September 30, 2008 compared
	to September 30, 2007			to September 30, 2007
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Federal funds sold	$(117)	$(29)	$(88)	$(152)	$30	$(182)
Investment securities:
U.S. Treasury	(16)	1	(17)	(38)	-	(38)
U.S. Government agencies	46	113	(67)	(35)	49	(84)
State and municipal	62	76	(14)	143	169	(26)
Mortgage-backed and CMOs	195	245	(50)	302	(24)	326
Domestic debt (fixed and variable)	(87)	(54)	(33)	(157)	(69)	(88)
Mutual fund	21	21	-	21	21	-
Equities	-	(2)	2	3	(2)	5
Loans:
Commercial real estate	126	257	(131)	816	886	(70)
Residential real estate	(33)	(37)	4	(121)	(154)	33
Home equity loans	(154)	(29)	(125)	(362)	(59)	(303)
Commercial and industrial	(186)	69	(255)	(196)	424	(620)
Indirect lease financing	(18)	(19)	1	(21)	(46)	25
Consumer loans	16	-	16	17	(20)	37
Tax-exempt loans	(27)	(19)	(8)	17	32	(15)
Other earning assets	(25)	9	(34)	(112)	(38)	(74)
Total interest income	(197)	602	(799)	125	1,199	(1,074)
Interest expense:
Interest-bearing demand	22	1	21	16	3	13
Municipals	(428)	(33)	(395)	(1,009)	(153)	(856)
Money market	(211)	(42)	(169)	(507)	(83)	(424)
Savings	-	-	-	(5)	(5)	-
Time	(164)	138	(302)	152	510	(358)
Time over $100,000	45	200	(155)	251	496	(245)
Short-term borrowings	(87)	(7)	(80)	(211)	(19)	(192)
Long-term debt	75	121	(46)	(276)	(33)	(243)
Total interest expense	(748)	378	(1,126)	(1,589)	716	(2,305)
Net interest income	$551	$224	$327	$1,714	$483	$1,231

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three- and nine-month periods ended September 30, 2008 and 2007.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Total interest income	$8,832	$9,040	$26,460	$26,390
Total interest expense	3,787	4,535	11,745	13,334

Net interest income	5,045	4,505	14,715	13,056
Tax equivalent adjustment	369	358	1,109	1,054

Net interest income (fully taxable equivalent)	$5,414	$4,863	$15,824	$14,110

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

For purposes of this discussion, interest income and the average yield earned on loans and investment securities are adjusted to a tax-equivalent basis as detailed in the tables that appear on pages 23 and 24. This adjustment to interest income is made for analysis purposes only. Interest income is increased by the amount of savings of Federal income taxes, which QNB realizes by investing in certain tax-exempt state and municipal securities and by making loans to certain tax-exempt organizations. In this way, the ultimate economic impact of earnings from various assets can be more easily compared.

The net interest rate spread is the difference between average rates received on earning assets and average rates paid on interest-bearing liabilities, while the net interest rate margin, which includes interest-free sources of funds, is net interest income expressed as a percentage of average interest-earning assets.

Net interest income increased $540,000, or 12.0%, to $5,045,000 for the third quarter of 2008, compared to $4,505,000 for the quarter ended September 30, 2007. On a tax-equivalent basis, net interest income increased 11.3%, from $4,863,000 for the three months ended September 30, 2007 to $5,414,000 for the same period ended September 30, 2008, reflecting a 13 basis point increase in the net interest margin as well as growth in earning assets. The net interest margin was 3.49% for the third quarter of 2008 compared to 3.36% for the third quarter of 2007. The increase in the net interest margin is primarily the result of lower customer deposit costs resulting from market interest rates declining. Average earning assets increased $41,850,000, or 7.3%, with average loans increasing 3.6% and average investment securities increasing 15.8%.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

QNB’s interest sensitivity position also contributed to the increase in net interest income and the net interest margin. QNB has a negative gap position in a one-year time frame, which results when the amount of interest rate sensitive liabilities (deposits and debt) exceeds interest rate sensitive assets (loans and investment securities). As a result of this position, QNB’s cost of interest-bearing liabilities has declined to a greater degree than the yield on its earnings assets, as the Federal Reserve Bank’s Open Market Committee (Fed) picked up the pace of reducing the Federal funds target rate in response to liquidity issues in the world’s financial markets, a nationwide housing slowdown and growing concerns of a recession. The Fed reduced the Federal funds target rate by 125 basis points in January, 75 basis points in March and another 25 basis points at the end of April bringing the target rate to 2.00%. The Prime lending rate followed in step and was at 5.00% as of September 30, 2008. The average Federal funds target rate for the third quarter of 2008 was 2.00% compared to 5.18% for the third quarter of 2007. In response to actions by the Fed, economic concerns in the United States and around the world and liquidity issues in the credit markets, the Treasury yield curve has steepened since December 31, 2007 as short-term rates have declined more than longer term rates. The 2-year Treasury note has declined 105 basis points since the end of the year to 2.00% at September 30, 2008, while the 10-year Treasury note has declined 19 basis points over the same period to 3.85%. The short end of the yield curve declined significantly during the quarter as liquidity and financial market strains caused a flight to quality and the U.S. T-bill became the safe haven. As of September 30, 2008 the 3-month T-bill yield was .92% and was, at times during the quarter, even lower. In October 2008, the Fed cut the Federal funds target rate twice more, each time by 50 basis points, bringing the target rate to 1.00% as of October 31, 2008.

The yield on earning assets on a tax-equivalent basis decreased 55 basis points from 6.49% for the third quarter of 2007 to 5.94% for the third quarter of 2008. Interest income on investment securities increased $221,000 when comparing the two quarters as the $30,328,000 increase in balances offset the 40 basis point decline in the average yield of the portfolio. The average yield on the investment portfolio was 5.40% for the third quarter of 2008 compared with 5.80% for the third quarter of 2007. Contributing to the decline in the yield on the portfolio was the investment of short-term deposits into short-term lower yielding investment securities. During the third quarter of each year QNB receives seasonal tax deposits of local school districts and municipalities. These deposits are short-term in nature, from overnight to five month maturities. These funds were primarily invested in money market mutual funds at a yield of 2.60% and discount callable agency securities with a yield of 3.65%, both significantly below the yield of the remaining portfolio. The current economic environment also contributed to the growth in the investment portfolio as slower loan growth has resulted in excess deposits being invested in securities. The growth in the investment portfolio was primarily in high quality U.S. government agency and agency mortgage-backed securities. The yield on the portfolio is anticipated to continue to decline as cash flow from the portfolio is reinvested at current market rates which are below the current portfolio yield.

Income on loans decreased $276,000 when comparing the two quarters as the impact of declining interest rates could not be overcome by higher balances. The yield on loans decreased 51 basis points to 6.40% when comparing the third quarter of 2007 to the same period in 2008. The decline in the yield on the loan portfolio reflects the impact of lower interest rates, primarily loans indexed to the Prime lending rate such as commercial and industrial loans and home equity lines of credit. Reducing the impact of the decline in interest rates on loan yields through September 30, 2008 is the structure of the loan portfolio, which has a significant portion of fixed-rate and adjustable-rate loans with fixed-rate terms for three to ten years.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Income on commercial real estate loans increased $126,000, with average balances increasing $15,377,000, or 9.2%. The yield on commercial real estate loans was 6.57% for the third quarter of 2008, a decline of 28 basis points from the 6.85% reported for the third quarter of 2007. Interest on commercial and industrial loans decreased $186,000 with the impact of the increase in average balances being offset by the impact of the decline in yield. Average commercial and industrial loans increased $3,914,000, or 6.2%, when comparing the two quarters, contributing an additional $69,000 in interest income. The average yield on these loans decreased 151 basis points to 5.84% resulting in a reduction in interest income of $255,000. The commercial and industrial loan category was impacted the most by the action by the Fed to lower interest rates since a large portion of this category of loans is indexed to the Prime rate. The action by the Fed in October will result in a further reduction in interest income on these loans.

Residential mortgage and home equity loan activity continues to be slow because of issues in the residential real estate market. While QNB does not originate or hold sub-prime mortgages, or any of the other high-risk mortgage products, it has been impacted by the overall downturn in the residential housing market. Income on residential real estate loans declined by $33,000 when comparing the two quarters, as the slight increase in yield could not offset a decline in balances. The average balance of residential mortgages declined $2,457,000, or 10.3%, when comparing the two quarters while the average yield increased by 7 basis points. Mortgage rates did not decline to the magnitude that Treasury rates declined as spreads widened on mortgage loans and mortgage-backed securities due to issues in the credit markets. QNB sells most of the fixed rate loans it originates, especially in the low rate environment that currently exists. Income on home equity loans declined by $154,000, or 13.4%, when comparing the third quarter of 2008 to the same period in 2007. Over this same time period average home equity loans decreased 2.2%, to $68,223,000, while the yield on the home equity portfolio decreased 73 basis points to 5.81%. The demand for home equity loans has declined as home values have stabilized or fallen and homeowners have already borrowed against the equity in their homes. Included in the home equity portfolio are floating rate home equity lines tied to the Prime lending rate. These loans have contributed to the decline in the yield in the home equity portfolio. This yield will be further negatively impacted in the fourth quarter as a result of the Fed action in October.

Income on the indirect lease financing portfolio declined $18,000, or 5.5%, to $308,000. A reduction in average balances of $805,000, or 5.9%, combined with the reversal of interest on loans charged-off or placed on nonaccrual status contributed to the decline in income.

Interest income on Federal funds sold decreased $117,000 when comparing the two quarters, a result of both a 313 basis point decline in rate and a $2,299,000 decrease in average balances. The average yield on Federal funds sold decreased from 5.12% for the third quarter of 2007 to 1.99% for the third quarter of 2008, reflecting the actions by the Fed, beginning in the third quarter of 2007, to reduce the Federal funds target rate. Impacting the volume of Federal funds sold was the decision by management to invest some of the short-term excess funds in AAA rated money market mutual funds which were yielding approximately 60 basis points more than Federal funds.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

For the most part, earning assets are funded by deposits, which increased when comparing the two quarters. Average deposits increased $27,566,000, or 5.5%, to $531,891,000 for the third quarter of 2008, with the growth occurring in higher cost time deposits, which increased $29,394,000, or 11.9%, to $277,360,000 and in interest-bearing demand accounts which increased $4,433,000, or 8.2%, to $58,772,000. The average balance of all other categories of deposits declined when comparing the two quarters with average municipal interest-bearing demand accounts decreasing $2,562,000, or 4.9%, and average money market accounts declining $5,370,000, or 10.2%. These types of accounts are sensitive to changes in interest rates and have been impacted the most by the decline in interest rates since a significant portion of these balances are indexed to the Federal funds rate.

While total income on earning assets on a tax-equivalent basis decreased $197,000 when comparing the third quarter of 2008 to the third quarter of 2007, total interest expense declined $748,000. Interest expense on total deposits decreased $736,000, while interest expense on borrowed funds decreased $12,000 when comparing the two quarters. The rate paid on interest-bearing liabilities decreased 78 basis points from 3.60% for the third quarter of 2007 to 2.82% for the third quarter of 2008. During this same period, the rate paid on interest-bearing deposits decreased 80 basis points from 3.54% to 2.74%.

The decrease in interest expense on total deposits was primarily the result of volume and rate decreases on municipal interest-bearing demand deposits and money market accounts as discussed above. Interest expense on municipal interest-bearing demand deposits and money market accounts declined $428,000 and $211,000, respectively. The interest rate paid on municipal interest-bearing demand accounts decreased from 4.96% for the third quarter of 2008 to 1.82% for the third quarter of 2008. Most of these accounts are tied directly to the Federal funds rate with some having rate floors of 1.50%. The interest rate paid on money market accounts was 3.09% for the third quarter of 2007 and 1.67% for the third quarter of 2008, a decline of 142 basis points. Included in total money market balances is the Select money market account, a higher yielding money market product that pays a tiered rate based on account balances. QNB maintained a rate close to 4.00% for balances over $75,000 for most of 2007. With the sharp decline in short-term interest rates during 2008, the rates paid on the Select money market account have declined as well.

Interest expense on interest-bearing demand accounts increased $22,000 to $47,000 when comparing the two quarters. During the third quarter of 2008 QNB introduced eRewards checking, a high rate checking account paying 4.01% interest on balances up to $25,000. In order to receive this rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and perform at least 12 check card transactions per statement cycle. At September 30, 2008 this product had a balance of $4,527,000. For the quarter the average balance in the product was $2,591,000 and the related interest expense was $23,000 for an average yield of 3.56%. This was the primary contributor to the increase in yield on total interest-bearing demand accounts from .18% for the third quarter of 2007 to .32% for the third quarter of 2008. It is anticipated that this product will result in the movement of balances from lower yielding deposit accounts to this product but will also result in obtaining new customers and additional deposits of existing customers.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

When comparing the two quarters, interest expense on time deposits decreased $119,000. Like fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. Over the course of 2008 a significant amount of time deposits have repriced lower as rates have declined. The average rate paid on time deposits decreased from 4.63% to 3.98% when comparing the two periods and as a result interest expense declined by $457,000. Partially offsetting the impact of lower rates was $338,000 in expense related to the 11.9% increase in average balances.

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

With the unprecedented move by the Fed during the first quarter of 2008, the rates on time deposits being offered did decline significantly. Approximately $226,937,000, or 78.9%, of time deposits at September 30, 2008 will reprice or mature over the next 12 months of which $99,507,000, or 34.6%, will mature or reprice before December 31, 2008. The average rate paid on the time deposits maturing or repricing over the last quarter of 2008 is approximately 4.17%. Given the short-term nature of QNB’s time deposit portfolio and the current rates being offered, it is likely that the average rate paid on time deposits should continue to decline over the next couple of quarters as higher costing time deposits originated in 2007 or early 2008 are repriced lower. There are still a few competitors who are offering above market rates on time deposits which could have an impact on the rate QNB needs to pay to retain these deposits. To date QNB has been extremely successful in retaining and growing these balances.

Contributing to the decrease in total interest expense was a reduction in interest expense on short-term borrowings of $87,000. Short-term borrowings are primarily comprised of repurchase agreements (a sweep product for commercial customers). While not directly indexed to the Federal funds rate, the rate paid on these accounts moves closely with the Federal funds rate and as a result declined when comparing the two quarters. The average rate paid on short-term borrowings declined from 3.57% for the third quarter of 2007 to 2.09% for the third quarter of 2008.

The average balance of long-term debt was $35,000,000 for the third quarter of 2008 compared with $25,000,000 for the third quarter of 2007, while the average rate paid decreased to 4.27% from 4.78% when comparing the same periods. Two events contributed to the decline in the average rate paid on long-term debt: the April 2007 balance sheet restructuring in which QNB prepaid $50,000,000 of FHLB advances with a cost of 5.55% and replaced half with a $25,000,000 repurchase agreement with a cost of 4.78% and the borrowing by QNB in January 2008 of $10,000,000 from the FHLB at a cost of 2.97% for two years. At the time, this type of wholesale funding was a better alternative to higher costing time deposits and overnight funding.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

For the nine-month period ended September 30, 2008, net interest income increased $1,659,000, or 12.7%, to $14,715,000. On a tax-equivalent basis net interest income increased $1,714,000, or 12.1%. Average earning assets increased $23,574,000, or 4.1%, while the net interest margin increased 25 basis points. The net interest margin on a tax-equivalent basis was 3.54% for the nine-month period ended September 30, 2008 compared with 3.29% for the same period in 2007. The improvement in net interest income and the net interest margin reflects the benefits of the 2007 restructuring transactions as well as a decrease in the cost of interest-bearing liabilities resulting from the Company’s interest rate sensitivity position and the decline in the Federal funds rate and market interest rates.

Total interest income on a tax-equivalent basis increased $125,000, from $27,444,000 to $27,569,000, when comparing the nine-month periods ended September 30, 2007 to September 30, 2008. The increase in interest income was primarily a result of the growth in earning assets outpacing the impact of the decline in interest rates. Volume growth contributed an additional $1,199,000 of interest income offsetting the decline in interest income of $1,074,000 resulting from lower interest rates. Average loans increased 5.5%, to $380,916,000, with average commercial real estate loans increasing $17,202,000, or 10.5%, and average commercial and industrial loans increasing $7,657,000, or 12.6%, when comparing the nine-month periods. Over this same period average investment securities increased 1.8%, to $205,564,000. Most of the growth in investment securities occurred during the second and third quarters of 2008. The yield on earning assets decreased from 6.40% to 6.17% for the nine-month periods with the yield on loans decreasing from 6.90% to 6.58% during this time. The yield on investments increased from 5.53% to 5.59% when comparing the nine-month periods. The increase in the yield on the investment portfolio when comparing the nine-month periods reflects the benefit of the restructuring transaction. During the second quarter of 2008, QNB recorded approximately $169,000 of additional loan income related to the recognition of a prepayment penalty on a commercial loan that paid off early as well as the recovery of interest and late charges on three non-accrual loans that paid off during the quarter. Excluding the impact of the nonrecurring loan income during the second quarter of 2008 the yield on loans would have been 6.52%, the yield on earning assets would have been 6.13% and the net interest margin would have been 3.50% for the nine-month period ended September 30, 2008.

Total interest expense decreased $1,589,000, from $13,334,000 for the nine-month period ended September 30, 2007 to $11,745,000, for the nine-month period ended September 30, 2008. Approximately $2,305,000 of the decrease in interest expense was a result of lower rates paid on deposits and borrowed funds. This was partially offset by an increase in interest expense of $716,000 resulting primarily from deposit growth. Interest expense on municipal interest-bearing demand deposits declined $1,009,000, resulting from a 276 basis point decline in the average rate paid and a $4,126,000, or 9.0%, decline in average balances. As mentioned previously a significant portion of these deposits are indexed to the Federal funds rate. Interest expense on money market accounts declined $507,000, resulting from a $3,628,000, or 7.0%, decline in average balances and a 117 basis point decline in the average rate paid. The interest rate paid on money market accounts decreased from 3.08% for the first nine months of 2007 to 1.91% for the first nine months of 2008.

The growth in total deposits was centered in time deposits which increased $28,924,000, or 12.0%, when comparing the nine-month periods. Interest expense on time deposits increased $403,000 with the impact of the increase in average balances contributing $1,006,000 to the increase in interest expense. The average rate paid on time deposits decreased 29 basis points to 4.26%, resulting in a reduction of interest expense of $603,000 when comparing the nine-month periods.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Interest expense on short-term borrowings decreased $211,000 primarily as a result of a decline in the rates paid. The average rate paid decreased from 3.57% for the nine months of 2007 to 2.37% for the first nine months of 2008. As a result of the payoff of higher costing FHLB advances and the use of the lower costing repurchase agreements and FHLB borrowings as discussed earlier, interest expense on long-term debt decreased $276,000 when comparing the nine-month periods. The average outstanding balance decreased from $35,337,000 to $34,380,000 while the average rate paid decreased from 5.22% to 4.29%, respectively, when comparing these periods.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents management's determination of the amount necessary to be charged to operations to maintain the allowance for loan losses at a level that represents management’s best estimate of the known and inherent losses in the existing loan portfolio. Actual loan losses, net of recoveries, reduce the allowance.

The determination of an appropriate level of the allowance for loan losses is based upon an analysis of the risk inherent in QNB's loan portfolio. Management uses various tools to assess the adequacy of the allowance for loan losses. One tool is a model that considers a numbers of relevant factors including: historical loan loss experience, the assigned risk rating of the credit, current and projected credit-worthiness of the borrower, current value of the underlying collateral, levels of and trends in delinquencies and non-accrual loans, trends in volume and terms of loans, concentrations of credit, in terms of industry, collateral and size of the credit, and national and local economic trends and conditions. Other tools include ratio analysis and peer group analysis.

A slowdown in the local and regional economy and a softening of the residential real estate market has resulted in an increase in job losses and lower home values. These factors combined with higher energy and food costs and instability in financial markets has had a negative impact on both consumers and small businesses and has contributed to an increase in the amount of loans charged-off, particularly in the purchased lease portfolio. This increase in the amount of loans charged-off, a slight increase in non-performing loans and the inherent risk related to loan growth contributed to management’s decision to increase the provision for loan losses in 2008 by $200,000 to $575,000 when comparing the nine-month periods ended September 30 2008 and September 30, 2007. For both three-month periods ended September 30, 2008 and 2007 the provision for loan losses was $150,000. The need for a provision was determined by the analysis described above and resulted in an allowance for loan losses that management believes is adequate in relation to the estimate of known and inherent losses in the portfolio.

QNB had net charge-offs of $131,000 during the third quarter of 2008 compared with $21,000 for the third quarter of 2007. For the nine-month periods ended September 30, 2008 and 2007, QNB had net charge-offs of $362,000 and $103,000, respectively. Included in net charge-offs for the three- and nine-month periods of 2008 were $112,000 and $299,000 of loans in the purchased lease portfolio. This portfolio contains loans to businesses in the trucking and construction industries which have been hit hard by the increase in fuel costs and the slowdown in the economy.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES (Continued)

Non-performing assets (non-accruing loans, loans past due 90 days or more, other real estate owned and other repossessed assets) amounted to .21% and .19% of total assets at September 30, 2008 and 2007, respectively. These levels compare to .27% at December 31, 2007. QNB’s non-performing loans (non-accrual loans and loans past due 90 days or more) were .31% and .30% of total loans at September 30, 2008 and 2007, respectively and .42% as of December 31, 2007. These percentages compare favorably with the average for Pennsylvania commercial banks with assets between $500 million and $1 billion at 0.90% of total loans as reported by the FDIC using June 30, 2008 data. Included in non-performing loans are non-accrual loans of $1,120,000, $1,397,000 and $774,000 at September 30, 2008, December 31, 2007, and September 30, 2007, respectively. Loans past due 90 days or more and still accruing were $70,000, $218,000 and $310,000, respectively, at these same period-ends.

Delinquent loans include loans past due more than 30 days, including non-performing loans (loans past due 90 days and still accruing interest and loans on a nonaccrual basis). Total delinquent loans at September 30, 2008, December 31, 2007 and September 30, 2007 represent .90%, .98% and .65% of total loans, respectively. Total delinquent loans improved since March 31, 2008 when delinquent loans represented 1.08% of total loans. As of September 30, 2008, 7.10% of the indirect lease portfolio was past due more than 30 days. This compares to 8.32% at December 31, 2007 and 4.68% at September 30, 2007. The delinquency as of March 31, 2008 in the indirect lease portfolio was 13.04%. The asset quality of the commercial loan portfolio, the largest component of total loans, representing approximately 72% of total loans, declined during the third quarter of 2008. Total delinquent commercial loans were .53% of total commercial loans at September 30, 2008 compared with .22% at June 30, 2008. This also compares to .47% and .64% at December 31, 2007 and September 30, 2007, respectively. Delinquent loans on one to four unit residential mortgages and home equity loans increased to 1.13% of balances at September 30, 2008 compared with .89% at June 30, 2008 and .63% at September 30, 2007. It does represent an improvement compared with 1.37% at December 31, 2007.

QNB did not have any other real estate owned as of September 30, 2008, December 31, 2007 or September 30, 2007. Repossessed assets consisting of vehicles and equipment were $142,000, $6,000 and $54,000 at these same respective dates.

There were no restructured loans as of September 30, 2008, December 31, 2007 or September 30, 2007, respectively, as defined in FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, that have not already been included in loans past due 90 days or more or non-accrual loans.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At September 30, 2008, December 31, 2007 and September 30, 2007, the recorded investment in loans for which impairment had been recognized in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15, totaled $965,000, $961,000 and $774,000, respectively, of which $272,000, $847,000 and $774,000 respectively, required no specific allowance for loan losses. The recorded investment in impaired loans requiring a specific allowance for loan losses was $693,000, $114,000 and $0 at September 30, 2008, December 31, 2007 and September 30, 2007, respectively. At September 30, 2008, December 31, 2007 and September 30, 2007 the related allowance for loan losses associated with these loans was $309,000, $57,000 and $0, respectively.

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

The allowance for loan losses was $3,492,000, $3,279,000 and $3,001,000 at September 30, 2008, December 31, 2007 and September 30, 2007, respectively. The ratio of the allowance to total loans was .92%, .86% and .82% at the respective period end dates. The increase in the ratio reflects the increase in the provision for loan losses recorded during the fourth quarter of 2007 and the first nine months of 2008. The ratio, at .92%, is at a level that QNB management believes is presently adequate based on its analysis.

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

Total non-interest income for the third quarter of 2008 was $815,000, a decline from the $989,000 reported for the same period in 2007. During the third quarter of 2008, QNB recorded $103,000 of securities losses related to an other-than-temporary impairment charge on two holdings in the equity investment portfolio. Also, with the slowdown in the residential mortgage market, gains on the sale of loans declined from $50,000 for the third quarter of 2007 to $13,000 for the same period in 2008. In addition, losses on the sale of repossessed assets were $21,000 for the third quarter of 2008 compared with gains of $15,000 for the same period in 2007. For the nine-month period ending September 30, 2008 total non-interest income was $3,028,000 compared to $257,000 for the first nine months of 2007. Positively impacting non-interest income for the first nine months of 2008 was the first quarter recognition of $230,000 of income as a result of the Visa initial public offering comprised of a $175,000 gain related to the mandatory redemption of shares of restricted common stock in Visa and $55,000 of income related to the reversal of liabilities recorded in the fourth quarter of 2007 to fund settlements of, or judgments in, indemnified litigation involving Visa. Total non-interest income, excluding the impact of the Visa items noted above and net investment securities gains of $1,000, would have been $2,797,000 for the first nine months of 2008. This compares favorably to total non-interest income of $2,726,000 for the first nine months of 2007, excluding the other-than-temporary impairment charge of $2,758,000 recorded in the first quarter of 2007 and net realized security gains of $289,000.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME (Continued)

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees increased $5,000, or 1.1%, to $474,000, when comparing the two quarters and decreased $13,000, or 1.0%, to $1,347,000, when comparing the nine-month periods. Overdraft income decreased $2,000 for the three-month period and $24,000 for the nine-month period. These variances are a result of volume fluctuations as the per item charge has remained the same. Fees on business checking accounts increased $6,000 for the three-month period and $17,000 for the nine-month period. This increase reflects the impact of a lower earnings credit rate in 2008 compared to 2007, resulting from the decline in short-term interest rates. These credits are applied against service charges incurred.

ATM and debit card income is primarily comprised of transaction income on debit and ATM cards and ATM surcharge income for the use of QNB ATM machines by non-QNB customers. ATM and debit card income was $237,000 for the third quarter of 2008, an increase of $11,000, or 4.9%, from the amount recorded during the third quarter of 2007. Income from ATM and debit cards was $698,000 and $633,000 for the nine months ended September 30, 2008 and 2007, respectively, an increase of 10.3%. Debit card income increased $3,000, or 1.8%, to $170,000, for the three-month period and $39,000, or 8.4%, to $501,000, for the nine-month period. While both consumers and businesses have increased their reliance on the card as a means of paying for goods and services, it appears that the small percentage increase when comparing the quarters reflects the reduction in spending by both segments as the economy contracts. In addition, an increase in PIN-based transactions resulted in additional interchange income of $9,000 and $30,000, respectively, when comparing the respective three- and nine-month periods. During the third quarter of 2008, QNB introduced eRewards checking, a high yield checking account which requires a minimum of twelve debit card transactions per statement cycle to receive the high interest rate. This may result in an increase in debit card income, helping offset the impact of a slowdown in spending.

Income on bank-owned life insurance represents the earnings and death benefits on life insurance policies in which the Bank is the beneficiary. Income on these policies was $63,000 and $64,000 for the three months ended September 30, 2008 and 2007, respectively. For the nine-month period, income on these policies increased $38,000, to $233,000. Life insurance death benefit income was $48,000 for the nine-month period ended September 30, 2008 compared with $6,000 for same period in 2008. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which minimize how low the earnings rate can go. Some of these policies are currently at their floor.

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its rights to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over the period of net servicing income or loss. On a quarterly basis, servicing assets are assessed for impairment based on their fair value. Mortgage servicing fees for the three-month periods ended September 30, 2008 and 2007 were $31,000 and $28,000, respectively. For the nine-month periods ended September 30, 2008 and 2007 mortgage servicing fees were $72,000 and $78,000, respectively. There was no valuation allowance necessary in any of the periods. Amortization expense for both three-month periods ended September 30, 2008 and 2007 was $14,000. For the respective nine-month periods amortization expense was $60,000 and $51,000. Mortgage refinancing activity increased slightly during the first nine months of 2008 as residential mortgage rates declined in response to falling Treasury market rates. However, during the third quarter of 2008, mortgage activity slowed as turmoil in the credit and equity markets, declining home values and concerns of an economic recession had a negative impact on consumer confidence and the housing market. The average balance of mortgages serviced for others was $69,788,000 for the third quarter of 2008 compared to $68,534,000 for the third quarter of 2007, an increase of 1.8%. The average balance of mortgages serviced was approximately $69,729,000 for the nine-month period ended September 30, 2008 compared to $69,412,000 for the first nine months of 2007. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME (Continued)

The net gain on the sale of residential mortgage loans was $13,000 and $50,000 for the quarters ended September 30, 2008 and 2007, respectively, and $85,000 and $78,000 for the respective nine-month periods. Residential mortgage loans to be sold are identified at origination. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Included in the gains on the sale of residential mortgages for the three-month periods were $5,000 and $20,000, respectively, related to the recognition of mortgage servicing assets. These amounts were $58,000 and $37,000 for the nine-months ended September 30, 2008 and 2007, respectively. Proceeds from the sale of mortgages were $613,000 and $2,642,000 for the third quarter of 2008 and 2007, respectively. For the nine-month periods, proceeds from the sale of residential mortgage loans amounted to $7,661,000 and $4,895,000, respectively. The lower amount of gains and activity during the third quarter of 2008 is a reflection of the economic environment as discussed above.

The fixed income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio in an effort to take advantage of changes in the shape of the yield curve, changes in spread relationships in different sectors and for liquidity purposes, as needed. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio. In addition, QNB has an equity portfolio consisting primarily of large cap companies. This portfolio had a book value of $4,079,000 and a market value of $3,946,000 at September 30, 2008.

For the three months ended September 30, 2008, QNB recorded net securities losses of $103,000. There were no securities gains or losses during the third quarter of 2007. With the decline in stock values during 2008, QNB had to record other than temporary impairment charges in its portfolio of equity securities, accounting for the $103,000 loss during the third quarter.

For the nine-months ended September 30, 2008, QNB recorded a net gain on investment securities of $1,000. Included in this amount were realized gains on the sale of debt and equity securities of $67,000 and $235,000, respectively. These gains were offset by impairment charges in the equity portfolio totaling $301,000. For the nine-months ended September 30, 2007, QNB recorded a net loss on investment securities of $2,469,000. Excluding the impairment loss of $2,758,000, gains on the sale of investment securities were $289,000. Included in the $289,000 of gains for 2007 were $260,000 of gains from the marketable equity portfolio. Net gains on the sale of debt securities for the first nine months of 2007 were $29,000. With the further sharp decline in the stock markets during October 2008, QNB will continue to analyze the equity portfolio for additional impairment charges during the fourth quarter.

Other operating income was $100,000 for the third quarter of 2008, a decrease of $52,000 when compared to the third quarter of 2007. Losses on the sale of repossessed assets were $21,000 for the third quarter of 2008 compared with gains of $15,000 for the same period in 2007. The repossessed assets consist primarily of equipment and vehicles related to the purchased lease portfolio. When repossessed the loans are written down through the allowance for loan losses to an estimated fair value less the cost to sell. Further gains and losses are recorded at the time of sale. Also contributing to the reduction in other operating income was a reduction of $20,000 in commissions and income related to an outsourced official check program. This income is derived from both the balances and interest rate earned. Both rate and volume have declined when comparing the two quarters. Retail brokerage income, merchant income and title insurance income declined $6,000, $7,000 and $6,000, respectively, all a function of the economy. These decreases in income were partially offset by a sales tax refund of $24,000 during the third quarter of 2008.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME (Continued)

For the nine-month period ended September 30, 2008, other operating income was $592,000. Excluding the impact of the Visa transactions, other operating income was $362,000 for the first nine months of 2008 compared to $382,000 for the first nine months of 2007. When comparing the nine-month periods official check income declined by $44,000. Merchant income and retail brokerage income declined by $9,000 and $5,000, respectively, over the same periods. Partially offsetting these declines in income were higher gains on the sale of repossessed assets of $17,000 and an increase in commissions for the origination of reverse mortgages of $8,000. Pennsylvania sales and use tax refunds were $24,000 for 2008 compared with $5,000 for 2007.

NON-INTEREST EXPENSE

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third-party services and various other operating expenses. Total non-interest expense was $3,668,000 for the third quarter of 2008 compared to $3,327,000 for the third quarter of 2007. For the nine-month period ended September 30, 2008 total non-interest expense was $10,794,000. This compares to total non-interest expense of $10,801,000, which included recognition of a $740,000 prepayment penalty on the FHLB advances. Excluding this charge total non-interest expense for the nine-month period of 2007 would have been $10,061,000.

Salaries and benefits is the largest component of non-interest expense. Salaries and benefits expense increased $173,000, or 9.5%, to $1,999,000 for the quarter ended September 30, 2008 compared to the same quarter in 2007. Salary expense increased $132,000, or 8.8%, during the period to $1,628,000. Contributing to this increase was a $47,000 accrual for incentive compensation. Also, included in salary expense for the third quarter of 2008 and 2007, was $14,000 and $20,000, respectively in stock option compensation expense. Base salary expense increased by 5.9% when comparing the three-month periods. Merit and promotional raises along with additional commercial lending and credit administration personnel contributed to the increase in base salary expense when comparing the third quarter of 2008 and 2007. When comparing the two quarters, benefits expense increased by $41,000, or 12.4%, to $371,000. During the third quarter of 2008, QNB recorded an expense of $13,000 related to EITF 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance, which was adopted January 1, 2008. Also contributing to the increase in benefit expense was $10,000 in additional medical and dental costs, $9,000 in higher payroll tax expense and a $6,000 increase in retirement plan costs.

For the nine-month period ended September 30, 2008, salaries and benefits expense increased $371,000, or 6.7%, to $5,925,000, compared to the same period in 2007. Salary expense increased by $288,000, or 6.4%, while benefits expense increased by $83,000, or 7.7%, when comparing the two periods. The accrual for incentive compensation in 2008 contributed $142,000 to the increase in salary expense. Stock compensation expense was $44,000 and $77,000, for the respective nine-month periods ended September 30, 2008 and 2007. Base salary expense increased by 4.6% when comparing the nine-month periods. Payroll tax expense and retirement plan expense increased by $20,000 and $13,000, respectively, when comparing the nine-month periods. An increase in medical and dental premiums, net of employee contributions, accounted for $20,000 of the increase in total benefits expense. Also contributing to the increase in benefits expense was an expense of $33,000 related to the adoption of EITF 06-04 as discussed above.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE (Continued)

Net occupancy expense increased $13,000, to $324,000, when comparing the third quarter of 2008 to the third quarter of 2007. For the nine-month period, net occupancy expense increased $86,000, to $997,000. Contributing to the increase for the three-month period were higher depreciation costs related to building and leasehold improvements of $10,000 and higher utilities costs of $7,000. For the nine-month period depreciation on building and leasehold improvements increased $31,000, utilities costs increased $21,000, branch rent increased $13,000 and building repairs and maintenance increased $15,000. Renovations to the Downtown office contributed to the increase in building depreciation expense. An increase in rates charged by utility companies accounted for the higher utility costs. The increase in branch rent when comparing the nine-month periods relates to an increase in rent for the operations center’s parking facility and leases for the location of two ATM sites at a local shopping center deployed during the third quarter of 2007.

Furniture and equipment expense increased $38,000, or 14.8%, to $295,000, when comparing the three-month periods ended September 30, 2008 and 2007 and increased $96,000, or 12.4%, to $870,000, when comparing the nine-month periods. Depreciation and amortization expense contributed $18,000 and $47,000 of the increase for the respective three- and nine-month periods. Projects related to branch deposit capture, electronic statement delivery, document imaging, loan administration and eRewards checking were completed during the past year and contributed to the increase in depreciation and amortization expense. In addition, new furniture and equipment was purchased as part of the renovations to the Downtown office. Also contributing to the increase in furniture and equipment expense were higher costs associated with equipment maintenance of $13,000 and $24,000 for the respective three- and nine-month periods as well as an increase in equipment rentals of $1,000 and $10,000 for the same periods. The increase in equipment maintenance expense relates to new contracts on some of the above mentioned projects as well as price increases on existing contracts. The increase in equipment rental expense relates to the two new ATMs noted above.

Marketing expense increased $15,000, to $171,000 for the quarter ended September 30, 2008 and $16,000, to $496,000, for the nine-month period ended September 30, 2008. Expenses related to sales promotion, including the rebranding of the Quakertown National Bank as QNB Bank, contributed $21,000 to the increase in marketing expense for the three-month period and $36,000 when comparing the nine-month periods. For the nine-month period donation expense increased $14,000. These increases were partially offset by a reduction in advertising costs of $12,000 for the quarter and $30,000 for the nine-month period.

Third-party services are comprised of professional services, including legal, accounting and auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third-party services expense was $196,000 and $181,000 for the respective three-month periods ended September 30, 2008 and 2007. Human resource consulting costs, eRewards checking commissions, software installation costs, and higher correspondent banking contributed to the increase when comparing the two quarters. For the nine-month period, third-party services increased $42,000 to $589,000. This increase related primarily to data conversion expenses for IT projects, increased fees for correspondent banking services, higher statement printing and mailing expenses, new third-party service subscriptions for peer group information and employee benefits administration.  These increases offset a reduction in expenses paid to third-party consultants of approximately $18,000.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE (Continued)

Telephone, postage and supplies expense increased $24,000 for the quarter to $158,000, and $63,000 for the nine-month period to $462,000. For the quarter, telephone expense increased $26,000 due to the installation of new telephone lines and redundancy costs during the testing period. Supply expense increased $34,000 and along with the increase in telephone costs noted contributed to the increase when comparing the nine-month periods. The increase in supply costs relates primarily to the rebranding of QNB Bank. This included the purchase of new supplies including plastics for debit cards and obsolescence costs related to the Quakertown National Bank supplies.

State tax expense represents the payment of the Pennsylvania shares tax, which is based on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $121,000 for the third quarter of 2008, a decrease of $1,000. An $8,000 increase in Pennsylvania shares tax resulting from an increase in the Bank’s equity was offset by a $9,000 reduction in the Pennsylvania capital stock tax. For the nine-month period State taxes increased $15,000 to $381,000 with the shares tax increasing $25,000 and the capital stock tax decreasing $10,000.

Other operating expense was $404,000 for the three months ended September 30, 2008. This represents a $64,000 increase from the $340,000 reported for the three months ended September 30, 2007. FDIC premiums increased $67,000 when comparing the three-month periods. During 2007 QNB had a credit from prior year payments that was used to offset the premiums. This credit was completely utilized in early 2008. This was partially offset by a $23,000 reduction in regulatory assessment costs, a savings resulting from the change in charter from a National bank to a State chartered bank. Costs related to the repossession of loan collateral increased $23,000 when comparing the two quarters. Amortization expense of core deposit intangibles was $0 for the third quarter of 2008 compared to $13,000 for the third quarter of 2007. See Note 8 to the financial statements.

For the nine-month periods ended September 30, 2008 and 2007 other expense was $1,074,000 and $1,030,000, respectively. Expense related to FDIC premiums increased $147,000 when comparing the nine-month periods. Expenses related to the checkcard program increased $21,000 and repossession costs increased $20,000 when comparing the periods. These increases were partially offset by declines in regulatory expense of $72,000, amortization of core deposit intangible expense of $36,000 fraudulent check card expense of $21,000 and courier expense of $17,000. The reduction in courier expense reflects efficiencies gained through the remote branch capture system.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 2008, QNB’s net deferred tax asset was $2,296,000. The primary components of deferred taxes are a deferred tax asset of $1,187,000 related to the allowance for loan losses, a deferred tax asset of $908,000 resulting from unrealized losses on available-for-sale securities and a deferred tax asset of $171,000 related to impaired securities. As of September 30, 2007, QNB's net deferred tax asset was $695,000 comprised of deferred tax assets of $1,020,000 related to the allowance for loan losses, a deferred tax asset of $52,000 related to impaired securities and a deferred tax liability of $297,000 related to unrealized gains on available-for-sale securities.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES (Continued)

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

Applicable income taxes and effective tax rates were $476,000, or 23.3%, for the three-month period ended September 30, 2008, and $463,000, or 23.0%, for the same period in 2007. For the nine-month period ended September 30, 2008 applicable income taxes and the effective tax rate were $1,492,000, or 23.4%. For the nine-month period ended September 30, 2007 the provision for income taxes was $111,000 and the corresponding effective tax rate was 5.2%. The low effective tax rate for the nine-month period of 2007 is primarily the result of the charges related to the restructuring transactions, involving the sale of securities and the prepayment of FHLB advances, which reduced the amount of taxable income and as a result, tax-exempt income from loans and securities comprised a higher proportion of pre-tax income.

FINANCIAL CONDITION ANALYSIS

The balance sheet analysis compares average balance sheet data for the nine months ended September 30, 2008 and 2007, as well as the period ended balances as of September 30, 2008 and December 31, 2007.

Average earning assets for the nine-month period ended September 30, 2008 increased $23,574,000, or 4.1%, to $597,019,000 from $573,445,000 for the nine months ended September 30, 2007. The mix of earning assets changed slightly when comparing the two periods. Average loans increased $19,883,000, or 5.5%, while average investments increased $3,650,000, or 1.8%. Average Federal funds sold increased $753,000 when comparing these same periods.

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

Total loans increased 3.6% between September 30, 2007 and September 30, 2008 but decreased .2% since December 31, 2007. The slower rate of growth since September 30, 2007 as compared to the average rate of growth when comparing the nine-month periods reflects the significant amount of loans originated during the first third of 2007 as well as the slowdown in growth in the local and regional economy over the past year.

Average total commercial loans increased $25,517,000 when comparing the first nine months of 2008 to the same period in 2007. Most of the 10.3% growth in average commercial loans was in loans secured by real estate, either commercial or residential properties, which increased $17,202,000. Commercial and industrial loans represent commercial purpose loans that are either secured by collateral other than real estate or unsecured. Many of these loans are for operating lines of credit. Average commercial and industrial loans increased $7,657,000, or 12.6%, when comparing the nine-month periods. Also contributing to the growth in total commercial loans was a small increase in tax-exempt loans. Average tax-exempt loans increased $658,000, or 2.8%, when comparing the nine-month periods. With the slowdown in the economy and uncertainty when the economy will improve, some businesses are being cautious in investing in new equipment, inventory or projects. This is having an impact on loan demand.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS (Continued)

Indirect lease financing receivables represent loans to small businesses that are collateralized by equipment. These loans tend to have higher risk characteristics but generally provide higher rates of return. These loans are originated by a third party and purchased by QNB based on criteria specified by QNB. The criteria include minimum credit scores of the borrower, term of the lease, type and age of equipment financed and geographic area. The geographic area primarily represents Pennsylvania and states contiguous to Pennsylvania. QNB is not the lessor and does not service these loans. Average indirect lease financing loans decreased $641,000, or 4.7%, when comparing the nine-month periods. The slowing local and regional economy and an increase in delinquency rates have negatively impacted the volume of indirect lease financing receivables purchased over the past year.

Average residential mortgage loans decreased $3,459,000, or 13.7%, when comparing the first nine months of 2008 to the first nine months of 2007. The slowdown in the housing market and QNB’s decision to sell most originations of 1-4 family residential mortgages in the secondary market has contributed to the decline in the residential mortgage loan portfolio.

We currently hold 8 pooled trust preferred security issues with a book value of $5,111,000 and a fair value of $3,161,000. All of our trust preferred securities are available-for-sale securities and are carried at fair value with changes in fair value being reflected on the balance sheet (and equity) and changes being reflected in other comprehensive income. These securities are comprised mainly of securities issued by financial institutions, and to a lesser degree, insurance companies. We own the mezzanine tranches of these securities. The securities that we own are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest level of protection and mezzanine tranches subordinated to the senior tranches.

All of our pool trust preferred securities are rated lower than AA and are subject to the guidance of EITF 99-20. We have tested various scenarios of cash flows for these trust preferred securities, including various default and deferral scenarios of the issuers to determine if there is possible impairment. We did not incur any other than temporary impairment charges on any of these trust preferred securities during the third quarter; however, these are the securities that we are monitoring most closely for potential other than temporary impairment. It is possible that future calculations could require the recording of an other than temporary impairment charge through earnings. Of these securities, trust preferred securities with a book value of $2,472,000 and a fair value of $1,376,000 were downgraded to Baa2 by Moody’s during the quarter and are the securities that are most susceptible to other than temporary impairment in the future.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS (Continued)

The mix of deposits continued to be impacted by the reaction of customers to changes in interest rates on various products and by rates paid by the competition. Total average deposits increased $21,057,000, or 4.3%, to $512,897,000 for the first nine months of 2008 compared to the same period in 2007. Consistent with customers looking for the highest rate for the shortest term, the growth achieved in total average deposits was in time deposits which increased $28,924,000, or 12.0%, when comparing the same periods. Of this increase $13,912,000 was in time deposits over $100,000 which averaged $72,751,000 for the first nine months of 2008. The growth in this category of deposits has continued with time deposits of $100,000 or more having a balance of $88,366,000 as of September 30, 2008, compared with $64,589,000 at December 31, 2007. Included in this category is $8,000,000 received in September, 2008 from a local school district. These funds have a maturity of approximately five months and were matched against short-term investment securities with call dates approximating the maturity of the time deposit. Most of the growth in time deposits occurred in the maturity range of greater than 6 months through 18 months, which QNB promoted in response to customers’ preferences and competitors’ offerings.

The average balances of all other deposits types, except for interest-bearing demand deposits, declined when comparing the first nine months of 2008 to the same period in 2007. Average interest-bearing demand accounts increased 3.3% while average non-interest bearing demand accounts declined by .2%. Average municipal interest-bearing demand deposit accounts decreased by 9.0% when comparing the nine-month periods. The average balance in these accounts is impacted by the timing of receiving the tax deposits of the schools and municipalities and the length of time the funds stay in the bank prior to being withdrawn for operating purposes or deployed in alternative investments. Average money market account balances decreased 7.0% and average savings accounts decreased 4.0% when comparing the periods. The interest rate paid on money market accounts declined significantly over the past year as treasury rates have declined. As a result many customers moved these liquid funds into higher yielding short-term time deposits, contributing to the increase in these balances.

Total assets at September 30, 2008 were $638,327,000, compared with $609,813,000 at December 31, 2007, an increase of 4.7%. Most of the growth in total assets since December 31, 2007 was in investment securities which increased $27,740,000. Other assets increased by $2,063,000, primarily an increase in deferred tax assets resulting from the change in unrealized gains and losses in the available-for-sale investment portfolio. The balances in the other categories of assets, including loans, remained relatively unchanged when comparing September 30, 2008 to December 31, 2007.

On the liability side, total deposits increased by $32,795,000, or 6.6%, since year-end. Time deposits continued to be the product of choice, increasing $32,523,000 since December 31, 2007 with time deposits of $100,000 or more increasing $23,777,000.

Non-interest bearing demand accounts decreased $918,000 while interest-bearing demand accounts, including municipal accounts, increased by $2,526,000 to $99,816,000. Interest-bearing municipal balances increased by $1,772,000 when comparing September 30, 2008 to December 31, 2007. Also included in interest-bearing demand accounts is the eReward checking product. This product, introduced in July 2008, is a high rate checking account paying 4.01% interest on balances up to $25,000. In order to receive this rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and perform at least 12 check card transactions per statement cycle. At September 30, 2008 eReward checking balances were $4,527,000. Transaction account balances discussed above can be volatile depending on the timing of deposits and withdrawals.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS (Continued)

Money market accounts declined $3,020,000 to $46,646,000 at September 30, 2008 while savings accounts increased $1,684,000 from $42,075,000 at December 31, 2007 to $43,759,000 at September 30, 2008.

When comparing December 31, 2007 to September 30, 2008, short-term borrowing declined from $33,990,000 to $19,557,000. Commercial sweep accounts recorded as repurchase agreements declined by $14,521,000 to $14,944,000 at September 30, 2008. Some of the decline in the commercial sweep accounts is a result of funds being moved to higher paying time deposit accounts over $100,000, as these offered higher rates than the sweep product.

LIQUIDITY

Liquidity represents an institution’s ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. QNB manages its mix of cash, Federal funds sold and investment securities in order to match the volatility, seasonality, interest sensitivity and growth trends of its loans and deposits. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities. The portfolio of investment securities classified as available-for-sale and QNB's policy of selling certain residential mortgage originations in the secondary market also provide sources of liquidity. Additional sources of liquidity are provided by the Bank’s membership in the Federal Home Loan Bank of Pittsburgh (FHLB) and two unsecured Federal funds lines granted by correspondent banks totaling $21,000,000. At September 30, 2008, the Bank has a maximum borrowing capacity with the FHLB of approximately $188,903,000.

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale totaled $233,962,000 and $206,562,000 at September 30, 2008 and December 31, 2007, respectively. The increase in liquid sources is primarily the result of an increase in the available-for-sale securities portfolio. These sources should be adequate to meet normal fluctuations in loan demand and deposit withdrawals. Average Federal funds purchased were $155,000 for the third quarter of 2008 and $790,000 for the first nine months of 2008. These levels compare to $38,000 and $482,000 for the same periods in 2007. During the first quarter of 2008, QNB used its Federal funds line to prefund the purchase of investment securities in anticipation of declining interest rates and to fund seasonal deposit withdrawals. The maximum balance of Federal funds purchased during the first nine months of 2008 was $14,617,000. The Federal funds purchase line was paid down with $10,000,000 of borrowings from the FHLB with a rate of 2.97% and a two year maturity. At September 30, 2008, QNB had $4,013,000 of outstanding borrowings under one of its Federal funds lines.

Approximately $107,953,000 and $107,750,000 of available-for-sale securities at September 30, 2008 and December 31, 2007, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. In addition, under terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. As mentioned above, QNB had $10,000,000 of outstanding borrowings under the FHLB credit facility at September 30, 2008.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at September 30, 2008 was $52,297,000, or 8.19% of total assets, compared to shareholders' equity of $53,251,000, or 8.73% of total assets, at December 31, 2007. Shareholders’ equity at September 30, 2008 included a negative adjustment of $1,762,000 related to unrealized holding losses, net of taxes, on investment securities available-for-sale while shareholders’ equity at December 31, 2007 included a positive adjustment of $1,504,000 related to unrealized holding gains, net of taxes, on investment securities available-for-sale. Without the FASB No. 115 available-for-sale adjustments, shareholders' equity to total assets would have been 8.47% and 8.49% at September 30, 2008 and December 31, 2007, respectively. The adoption of EITF 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements on January 1, 2008 resulted in the recognition of a cumulative effect adjustment to retained earnings of $481,000.

Shareholders' equity averaged $53,028,000 for the first nine months of 2008 and $51,299,000 during all of 2007, an increase of 3.4%. The ratio of average total equity to average total assets was 8.47% for the first nine months of 2008 compared to 8.51% for all of 2007.

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

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for the total risk-based capital and 4.00% for leverage. Under the requirements, QNB had a Tier I capital ratio of 12.09% and 12.25%, a total risk-based ratio of 12.87% and 13.06% and a leverage ratio of 8.34% and 8.64% at September 30, 2008 and December 31, 2007, respectively.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At September 30, 2008 and December 31, 2007, QNB met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

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

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At September 30, 2008, interest-earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $254,995,000. Interest-sensitive liabilities scheduled to mature or reprice within one year were $353,211,000. The one-year cumulative gap, which reflects QNB’s interest sensitivity over a period of time, was a negative $98,216,000 at September 30, 2008. The cumulative one-year gap equals -15.9% of total rate sensitive assets. This gap position compares to a negative gap position of $129,740,000, or -22.2%, of total rate sensitive assets, at December 31, 2007. The negative gap position is primarily the result of customers’ preference for keeping maturities on time deposits short. This preference was met as banks, including the Bank, tended to offer the highest yielding time deposits in the maturity range of six months through 18 months. At September 30, 2008, $226,937,000, or 78.9%, of total time deposits were scheduled to reprice or mature in the next twelve months compared to $199,383,000, or 78.2%, of total time deposits at December 31, 2007. Also contributing to the negative gap position are the municipal accounts which are indexed to the Federal funds rate and the Select money market product, while not indexed directly with the Federal funds rate, moves closely with changes in that rate. On the liability side, the increase in short maturity time deposits between December 31, 2007 and September 30, 2008 was partially offset by a $14,521,000 decline in commercial sweep accounts reported in short-term borrowings. On the asset side, the amount of assets maturing or repricing increased by $44,192,000 from December 31, 2007 to September 30, 2008. Investment securities and loans, that reprice or mature in the next twelve months, increased by $19,774,000 and $23,733,000, respectively, when comparing the same two time periods. With the decline in interest rates the projected cash flow from the investment portfolio has increased as bonds with call dates are more likely to be called and prepayments from mortgage-backed securities should increase as well. In addition, as mentioned previously, QNB purchased $8,000,000 in callable agency bonds that have call dates in early 2009 to match against the short-term time deposits of a school district. On the loan side, prepayments of loans may increase as borrowers seek lower interest rates in the current environment. In addition, more borrowers are taking floating rate loans indexed to the Prime lending rate in light of how low that rate currently is. As rates start to increase it is likely that these same borrowers will switch from a floating or adjustable rate loans to a loan with a longer fixed rate. This is what occurred when rates were at these levels in the past.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTEREST RATE SENSITIVITY (Continued)

With the decline in interest rates, QNB’s cost of funds should continue to decline in the short-run as the maturing time deposits reprice at lower rates. The challenge will be to retain these deposits given the competitive environment. Also, there are some deposit accounts and products that are at their floor and therefore QNB will not be able to benefit from the latest drop in the Federal funds rate. In this lower interest rate environment, the repricing characteristics of investments and loans will likely shorten as prepayment speeds increase resulting in more funds being invested at lower yields.

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on what management believes at that time to be the most likely interest rate environment. Management also evaluates the impact of higher and lower interest rates by simulating the impact on net interest income of changing rates. While management performs rate shocks of 100, 200 and 300 basis points, it believes, that given the level of interest rates at September 30, 2008, that it is unlikely that interest rates would decline by 200 or 300 basis points. The simulation results can be found in the chart below.

Net interest income declines in a falling rate environment. This result reflects the interest rate floors on some municipal interest-bearing demand accounts, hypothetical interest rate floors on interest-bearing transaction accounts, regular money market accounts and savings accounts. In addition, in a lower rate environment, the cash flow or repricing characteristics from both the loan and investment portfolios would increase and be reinvested at lower rates. Loan customers would either refinance their fixed rate loans at lower rates or request rate reductions on their existing loans. The decline in net income as rates fall are inconsistent with the gap analysis and identify some of the weaknesses of gap analysis which does not take into consideration the magnitude of the rate change on different instruments, the timing of the rate change, or interest rate floors. Net interest income also declines as rates increase which is consistent with the GAP analysis. In a rising rate environment a greater amount of interest-bearing liabilities will reprice higher compared to earning assets thereby reducing net interest income and the net interest margin.

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

The nature of QNB’s current operation is such that it is not subject to foreign currency exchange or commodity price risk. At September 30, 2008, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

QNB CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTEREST RATE SENSITIVITY (Continued)

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

Change in Interest Rates	Net Interest Income	Dollar Change	% Change
+300 Basis Points	$18,961	$(1,127)	(5.6)%
+200 Basis Points	19,425	(663)	(3.3)
+100 Basis Points	19,880	(208)	(1.0)
FLAT RATE	20,088	-	-
-100 Basis Points	19,687	(401)	(2.0)
-200 Basis Points	18,390	(1,698)	(8.5)

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

SEPTEMBER 30, 2008

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

QNB Corp.

Date:	November 10, 2008	By:

/s/ Thomas J. Bisko
Thomas J. Bisko
President/CEO

Date:	November 10, 2008	By:

/s/ Bret H. Krevolin
Bret H. Krevolin
Chief Financial Officer