Form 10-K
period 2008-12-31
QNB CORP
filed 2009-03-31
CIK 750558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to ________________.

Commission file number 0-17706

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2318082
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

15 North Third Street, Quakertown, PA	18951-9005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 538-5600

Securities registered pursuant to Section 12(b) of the Act: None	Name of each exchange on which registered
N/A
Securities registered pursuant to Section 12(g) of the Act:
Title of class Common Stock, $.625 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES __  NO ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES __  NO ✓

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES ✓   NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [ ✓ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer __    Accelerated filer __    Non-accelerated filer __    Smaller reporting company ✓

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES __  NO ✓

As of February 28, 2009, 3,110,497 shares of common stock of the registrant were outstanding.  As of June 30, 2008, the aggregate market value of the common stock of the registrant held by nonaffiliates was approximately $49,178,000 based upon the average bid and asked prices of the common stock as reported on the OTC BB.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant’s Proxy Statement for the annual meeting of its shareholders to be held  May 19, 2009 are incorporated by reference in Part III of this report.

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of QNB Corp. and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited to, the following:
•	Volatility in interest rates and shape of the yield curve;
•	Credit risk;
•	Liquidity risk;
•	Operating, legal and regulatory risks;
•	Economic, political and competitive forces affecting QNB Corp.’s line of business; and
•	The risk that the analysis of these risks and forces could be incorrect, and/or that the strategies developed to address them could be unsuccessful.

QNB Corp. (herein referred to as QNB or the Company) cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time, and QNB assumes no duty to update forward-looking statements.  Management cautions readers not to place undue reliance on any forward-looking statements. These statements speak only as of the date of this Annual Report on Form 10-K, even if subsequently made available by QNB on its website or otherwise and they advise readers that various factors, including those described above, could affect QNB’s financial performance and could cause actual results or circumstances for future periods to differ materially from those anticipated or projected.  Except as required by law, QNB does not undertake, and specifically disclaims any obligation, to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 1. BUSINESS

Overview
QNB was incorporated under the laws of the Commonwealth of Pennsylvania on June 4, 1984. QNB is registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956 and conducts its business through its wholly-owned subsidiary, QNB Bank (the Bank).

Prior to December 28, 2007, the Bank was a national banking association organized in 1877 as Quakertown National Bank and was chartered under the National Banking Act and was subject to federal and state laws applicable to national banks. Effective December 28, 2007, the Bank became a Pennsylvania chartered commercial bank and changed its name to QNB Bank. The Bank’s principal office is located in Quakertown, Bucks County, Pennsylvania. The Bank also operates eight other full-service community banking offices in Bucks, Montgomery and Lehigh counties in southeastern Pennsylvania.

The Bank is engaged in the general commercial banking business and provides a full range of banking services to its customers. These banking services consist of, among other things, attracting deposits and using these funds in making commercial loans, residential mortgage loans, consumer loans, and purchasing investment securities.  These deposits are in the form of time, demand and savings accounts. Time deposits include certificates of deposit and individual retirement accounts.  The Bank’s demand and savings accounts include money market accounts, interest-bearing demand accounts including a new high-yield checking account, club accounts, and traditional statement savings accounts.

At December 31, 2008, QNB had total assets of $664,394,000, total loans of $403,579,000, total deposits of $549,790,000 and total shareholders’ equity of $53,909,000. For the year ended December 31, 2008, QNB reported net income of $5,753,000 compared to net income for the year ended December 31, 2007 of $3,047,000.

At February 28, 2009, the Bank had 143 full-time employees and 30 part-time employees. The Bank’s employees have a customer-oriented philosophy, a strong commitment to service and a “sincere interest” in their customers’ success. They maintain close contact with both the residents and local business people in the communities in which they serve, responding to changes in market conditions and customer requests in a timely manner.

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

Competition for loans and deposits comes principally from commercial banks, savings institutions, credit unions and non-bank financial service providers.  Factors in successfully competing for deposits include providing excellent customer service, convenient locations and hours of operation, attractive rates, low fees, and alternative delivery systems. One such delivery system is a courier service offered to businesses to assist in their daily banking needs without having to leave their workplace. Successful loan origination tends to depend on being responsive and flexible to the customers’ needs, as well as the interest rate and terms of the loan. While many competitors within the Bank’s primary market have substantially higher legal lending limits, QNB often has the ability, through loan participations, to meet the larger lending needs of its customers.

QNB’s success is dependent to a significant degree on economic conditions in southeastern Pennsylvania, especially upper Bucks, southern Lehigh and northern Montgomery counties, which it defines as its primary market.  The banking industry is affected by general economic conditions, including the effects of recession, unemployment, declining real estate values, inflation, trends in the national and global economies, and other factors beyond QNB’s control.

ECONOMY

The current recession, which economists suggest began in October 2007, became a major force in the late summer of 2008 in the United States of America (U.S.) and around the world. Since then, stock markets in most nations have dropped sharply, home values have declined, foreclosures have increased dramatically, unemployment has risen significantly, the capital and liquidity of many financial institutions have been severely challenged and credit markets have seized. In the U.S., the Government has provided support for financial institutions that requested it in order to strengthen capital, increase liquidity and ease the credit markets. In the U.S., these actions have provided capital for some banks and other financial institutions and generally increased regulations and oversight on virtually all banks. QNB has not requested or received any of the capital provided by the U.S. Government under these recent programs.

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

To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by references to the particular statutory or regulatory, provisions themselves. Proposals to change banking laws and regulations are frequently introduced in Congress, the state legislatures, and before the various bank regulatory agencies. QNB cannot determine the likelihood of passage or timing of any such proposals or legislation or the impact they may have on QNB and its subsidiary. A change in law, regulations or regulatory policy may have a material effect on QNB and its subsidiary.

Bank Holding Company Regulation
QNB is registered as a bank holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System (the Federal Reserve) under the BHCA. In addition, QNB Corp., as a Pennsylvania business corporation, is also subject to the provisions of Section 115 of the Pennsylvania Banking Code of 1965 and the Pennsylvania Business Corporation Law of 1988, as amended.

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

Regulatory Restrictions on Dividends
Dividend payments made by the Bank to the Company are subject to the Pennsylvania Banking Code, The Federal Deposit Insurance Act, and the regulations of the Federal Deposit Insurance Corporation (FDIC). Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally retained earnings). The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  Under the FDIA, the Bank is prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy its minimum capital requirements.  The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividends by the Bank to its additional paid-in capital (surplus). See also “Supervision and Regulation – Bank Regulation”.

In addition to the dividend restrictions described above, the banking regulators have the authority to prohibit or to limit the payment of dividends by the Bank if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the Bank.

Under Pennsylvania law, QNB may not pay a dividend, if, after giving effect thereto, it would be unable to pay its debts as they become due in the usual course of business and, after giving effect to the dividend, the total assets of QNB would be less than the sum of its total liabilities plus the amount that would be needed, if QNB were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of shareholders whose rights are superior to those receiving the dividend.

It is also the policy of the Federal Reserve that a bank holding company generally only pay dividends on common stock out of net income available to common shareholders over the past year and only if the prospective rate of earnings retention appears consistent with a bank holding company’s capital needs, asset quality, and overall financial condition.  In the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged dividend pay-out ratios at the 100% level unless both asset quality and capital are very strong.  A bank holding company also should not maintain a dividend level that places undue pressure on the capital of such institution’s subsidiaries, or that may undermine the bank holding company’s ability to serve as a source of strength for such subsidiaries.

Under these policies and subject to the restrictions applicable to the Bank, to remain “well-capitalized,” the Bank had approximately $7,718,000 available for payment of dividends to the Company at December 31, 2008.

Capital Adequacy
Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines.  The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of total capital must be Tier 1 capital. Tier 1 capital consists principally of common shareholders’ equity, plus retained earnings, less certain intangible assets. The remainder of total capital may consist of the allowance for loan losses, which is considered Tier 2 capital. At December 31, 2008, QNB’s Tier 1 capital and total capital (Tier 1 and Tier 2 combined) ratios were 11.55% and 12.37%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum leverage ratio. This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 4% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum. At December 31, 2008, QNB’s leverage ratio was 8.32%.

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

At December 31, 2008, the Bank qualified as well capitalized under these regulatory standards. See Note 20 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

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

FDIC Insurance Assessments
The Bank’s deposits are insured to applicable limits by the FDIC. The Bank is subject to deposit insurance assessments by the FDIC based on the risk classification of the Bank. In February 2006, deposit insurance modernization legislation was enacted. Effective March 31, 2006, the law merged the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) into a single Deposit Insurance Fund (DIF), increased deposit insurance coverage for IRAs to $250,000, provided for the future increase of deposit insurance on all accounts by authorizing the FDIC to index the coverage to the rate of inflation, authorized the FDIC to set the reserve ratio of the combined DIF at a level between 1.15% and 1.50%, and permitted the FDIC to establish assessments to be paid by insured banks. On October 3, 2008, in response to the ongoing economic crisis affecting the financial services industry, the Emergency Economic Stabilization Act of 2008 was enacted which raised the basic limit on FDIC coverage from $100,000 to $250,000 per depositor. This legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.

The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital adequacy and supervisory measures as well as certain financial ratios. Deposit insurance assessment rates are billed quarterly and in arrears. The current assessment rate calculation is valid only for Risk Category I or well-capitalized institutions with minimum composite CAMELS ratings as of the end of the quarterly assessment period. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 2008, the Bank was well capitalized for purposes of calculating FDIC insurance assessments.

Beginning in 2007, the FDIC’s Board of Directors has adopted minimum and maximum assessment rates for Risk Category I institutions of 5 basis points and 7 basis points, respectively. Institutions in Risk Categories II, III and IV are currently assessed at annual rates of 10, 28 and 43 basis points, respectively. Based on the FDIC assessment rate calculation at December 31, 2008, the Bank’s FDIC annual assessment rate is 5.3 basis points. On December 16, 2008, the FDIC Board of Directors approved the final rule on deposit insurance assessment rates for the first quarter of 2009. The rule raises assessment rates uniformly by 7 basis points (annual rate) for the first quarter of 2009 only. Annual rates applicable to the first quarter 2009 assessments, payable at the end of June 2009, are as follows:
Risk Category I:	12 - 14 basis points
Risk Category II:	17 basis points
Risk Category III:	35 basis points
Risk Category IV:	50 basis points

On February 27, 2009, the FDIC Board of Directors took further action to strengthen the DIF by proposing an interim rule imposing a special assessment on insured institutions of 20 basis points on June 30, 2009 (payable at the end of September 2009), with the option of imposing an emergency special assessment after June 30, 2009 of up to an additional 10 basis points, adopting a final rule implementing changes to the risk-based assessment system, and setting assessment rates beginning with the second quarter of 2009. The ultimate goal of these FDIC actions is to restore the DIF reserve ratio to 1.15% within the next seven years. The FDIC increased the DIF reserve ratio restoration period from five to seven years due to recent economic pressures impacting banks and the financial system. Based on our FDIC deposit insurance assessment base as of December 31, 2008, the special assessment on insured institutions of 20 basis points, if implemented, would increase our FDIC deposit insurance premiums by approximately $1.1 million in 2009. There is currently legislation in Congress that, if approved, would increase the FDIC’s Treasury borrowing authority from $30 billion to $100 billion and temporarily permit the FDIC to borrow an additional $400 billion based on a process that would require the concurrence of the FDIC, the Federal Reserve, and the Treasury Department, in consultation with the President. If passed, the FDIC has indicated that it could reduce the 20 basis point special assessment to 10 basis points.

Assessment rates beginning April 1, 2009 will increase as well. Banks in the top tier risk category (Risk Category I) will pay between 12 and 14 basis points for FDIC insurance for the first quarter of 2009 will have assessment rates increased to base rates between 12 and 16 basis points. An institution’s assessment rate could be lowered by as much as 5 basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to deposits. The assessment rate would be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as 10 basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10% and whose total assets are more than 40% greater than they were four years previously. An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances) to deposits exceeds 25%. The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase the assessment rate by more than 50%.

In 2006 when the FDIC approved the reinstatement of regular insurance assessments effective January 1, 2007, it also provided a credit to institutions that had paid assessments in the past to be used to offset their regular insurance assessments in future years. The credit for the Bank was $340,000, of which $210,000 and $130,000 was utilized in 2007 and 2008, respectively, to offset quarterly assessments. For the year ended December 31, 2008, the Bank recorded $216,000 in FDIC deposit insurance premium expense. In addition, all insured institutions of the FDIC are required to pay assessments to fund interest payments on Financing Corporation (FICO) bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the FICO bonds; however, beginning in 2000, commercial banks and thrifts are subject to the same assessment for FICO bonds. The FDIC has the authority to set the Financing Corporation assessment rate every quarter. The expense for 2008 recorded by QNB was $57,000, which equates to $0.0112 for each $100 of deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.

FDIC Temporary Liquidity Guarantee Program
On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee all non-interest bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”) and certain senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009 (the “Debt Guarantee Program”). In March 2009, the FDIC extended the Debt Program until October 31, 2009. Further, for any senior debt issued on or after April 1, 2009, the Debt Program will extend the FDIC guarantee until December 31, 2012. The FDIC also adopted new surcharges on debt issued under the Debt Program that have a maturity of one year or more and are issued on or after April 1, 2009. These surcharges will be deposited in the DIF.

All eligible institutions participated in the program without cost for the first 30 days of the program. After November 12, 2008, institutions are assessed at the rate of 10 basis points for transaction account balances in excess of $250,000 and at the rate of between 50 and 100 basis points of the amount of debt issued. QNB is participating in the Transaction Account Guarantee Program, but opted out of participation in the Debt Guarantee Program.

Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At December 31, 2008, the Bank had $10 million in FHLB advances outstanding.

As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB. At December 31, 2008, the Bank had $2,279,000 in stock of the FHLB which was well in excess of the amount needed to be in compliance with this requirement.

In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock to preserve capital. Management evaluates the FHLB restricted stock held by QNB for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the FHLB restricted stock as of December 31, 2008.

Emergency Economic Stabilization Act of 2008
On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law. EESA, among other measures, authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program, or “TARP.” The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Under the TARP Capital Purchase Program, Treasury is purchasing equity securities from participating institutions. EESA also temporarily increased federal deposit insurance on most deposit accounts from $100,000 to $250,000.

Financial Stability Plan
On February 10, 2009, the Financial Stability Plan (FSP) was announced by the U.S. Treasury Department.  The FSP is a comprehensive set of measures intended to shore up the financial system.  The core elements of the plan include making bank capital injections, creating a public-private investment fund to buy troubled assets, establishing guidelines for loan modification programs and expanding the Federal Reserve lending program.  The U.S. Treasury Department has announced more details regarding the FSP on a newly created government website, www.FinancialStability.gov.  We continue to monitor these developments and assess their potential impact on our business.

American Recovery and Reinvestment Act of 2009
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was enacted.  ARRA is intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch.  The bill includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure.  The new law also includes numerous non-economic recovery related items, including a limitation on compensation to executives of federally aided banks.

Homeowner Affordability and Stability Plan
On February 18, 2009, the Homeowner Affordability and Stability Plan (HASP) was announced by the President of the United States.  HASP is intended to support a recovery in the housing market and ensure that eligible homeowners can continue to pay their mortgages with the following initiatives:
•	Access to low-cost refinancing for responsible homeowners suffering from falling home prices.
•	A $75 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes.
•	Support for low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac.

On March 4, 2009, the Treasury Department announced its Making Home Affordable Program (the Program) to implement HASP.  The Program has three components: (1) the Home Affordable Refinance Program, which enables certain homeowners whose mortgages are owned by Fannie Mae and Freddie Mac to refinance into 15 or 30 year fixed-rate mortgages at current interest rates, (2) the Home Affordable Modification Program, which seeks to assist eligible homeowners at risk of foreclosure by modifying their mortgage payments to more “affordable” and sustainable levels, and (3) efforts to strengthen confidence in Fannie Mae and Freddie Mac in order to support the mortgage market and lower mortgage rates. We continue to monitor these developments and assess their potential impact on our business.

Community Reinvestment Act
Under the Community Reinvestment Act (CRA), as amended, the FDIC is required to assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the communities that they serve.  The act focuses specifically on low and moderate income neighborhoods.  An institution’s record is considered during the evaluation of any application made by such institutions for, among other things:
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

Monetary and Fiscal Policies
The financial services industry, including QNB and the Bank, is affected by the monetary and fiscal policies of Government agencies, including the Federal Reserve. Through open market securities transactions and changes in its discount rate and reserve requirements, the Federal Reserve exerts considerable influence over the cost and availability of funds for lending and investment. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks, including the Company, in the past and are expected to do so in the future. As part of EESA, Treasury is granted authority to implement policies and programs to help restore stability and liquidity to the U.S. financial markets. There can be no assurances that any programs initiated in the future will be effective in restoring stability and providing sufficient liquidity to the U.S. financial markets. As a result, we are unable to predict the effects of possible changes in monetary policies upon the future operating results of the Company.

USA Patriot Act
The USA Patriot Act strengthens the anti-money laundering provisions of the Bank Secrecy Act.  The Act requires financial institutions to establish certain procedures to be able to identify and verify the identity of its customers. Specifically the Bank must have procedures in place to:
•	Verify the identity of persons applying to open an account;
•	Ensure adequate maintenance of the records used to verify a person’s identity; and
•	Determine whether a person is on any U.S. governmental agency list of known or suspected terrorists or a terrorist organization.

The Bank has implemented the required internal controls to ensure proper compliance with the USA Patriot Act.

Check 21
In October 2003, the Check Clearing for the 21st Century Act, also known as Check 21, became law. Check 21 gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some major provisions of Check 21 include:
•	Allowing check truncation without making it mandatory;
•	Demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;
•	Legalizing substitutions for and replacements of paper checks without agreement from consumers;
•	Retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;
•
Requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	Requiring recrediting of funds to an individual’s account on the next business day after a consumer proves the financial institution has erred.

Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act is intended to bolster public confidence in the nation’s capital markets by imposing new duties and penalties for non-compliance on public companies and their executives, directors, auditors, attorneys and securities analysts.  Some of the more significant aspects of the Act include:
•
Corporate Responsibility for Financial Reports - requires Chief Executive Officers (CEOs) and Chief Financial Officers (CFOs) to certify certain matters relating to a company’s financial records and accounting and internal controls.

•
Management Assessment of Internal Controls - requires auditors to certify the company’s underlying controls and processes that are used to compile the financial results for companies that are accelerated filers.

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

QNB’s Code of Business Conduct and Ethics can be found on the Bank’s website at www.qnb.com.

Additional Information
QNB’s principal executive offices are located at 320 West Broad Street, Quakertown, Pennsylvania. Its telephone number is (215) 538-5600.

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

The following discusses risks that management believes are specific to our business and could have a negative impact on QNB’s financial performance.  When analyzing an investment in QNB, the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this report should be carefully considered. This list should not be viewed as comprehensive and may not include all risks that may affect the financial performance of QNB.

Economic and Market Risk

As discussed in the section “Supervision and Regulation,” the Board of Governors of the Federal Reserve System, the U.S. Congress, Treasury, the FDIC, the SEC and others have taken numerous actions to address the current liquidity and credit crisis that has followed the subprime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. EESA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

We are particularly exposed to downturns in the U.S. housing market. Dramatic declines over the past year, with decreasing home prices and increasing delinquencies and foreclosures, may have a negative impact on the credit performance of mortgage, consumer, commercial and construction loan portfolios resulting in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment may negatively impact the credit performance of commercial and consumer credit, resulting in additional write-downs.

Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Financial institutions have experienced decreased access to deposits or borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. We do not expect that the difficult market conditions will improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the industry. In particular, we may face the following risks in connection with these events:
•	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.
•	Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions.
•
We also may be required to pay even higher Federal Deposit Insurance Corporation premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

•	Our ability to borrow from other financial institutions or the FHLB could be adversely affected by further disruptions in the capital markets or other events.
•	We may experience increases in foreclosures, delinquencies and customer bankruptcies.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, results of operations and cash flows.

Interest Rate Risk
QNB’s profitability is largely a function of the spread between the interest rates earned on earning assets and the interest rates paid on deposits and other interest-bearing liabilities.  Like most financial institutions, QNB’s net interest income and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the Federal Government, that influence market interest rates and QNB’s ability to respond to changes in such rates. At any given time, QNB’s assets and liabilities may be such that they are affected differently by a change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable- and fixed-rate loans or investment securities in QNB’s portfolio could have a positive or negative effect on its net income, capital and liquidity. Although management believes it has implemented strategies and guidelines to reduce the potential effects of adverse changes in interest rates on results of operations, any substantial and prolonged change in market interest rates could affect operating results negatively.

The yield curve for the various maturities of U.S. Treasury securities provides a fundamental barometer that gauges the prevailing interest rate profile and, simultaneously, acts as a guidepost for current loan and deposit pricing constraints. The slope of the yield curve is driven primarily by expectations for future interest rate increases and inflationary trends. A normal yield curve has a slope that reflects lower costs for shorter-term financial instruments, accompanied by increases in costs for longer term instruments all along the maturity continuum.

Short-term interest rates are highly influenced by the monetary policy of the Federal Reserve. The Federal Open Market Committee, a committee of the Federal Reserve, targets the Federal funds rate, the overnight rate at which banks borrow or lend excess funds between financial institutions. This rate serves as a benchmark for the overnight money costs, and correspondingly influences the pricing of a significant portion of a bank’s deposit funding sources. Intermediate and longer-term interest rates, unlike the Federal funds rate, are more directly influenced by external market forces, including perceptions about future interest rates and inflation. These trends, in turn, influence the pricing on mid- and long-term loan commitments as well as deposits and bank borrowings that have scheduled maturities.

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

A steep or highly-sloped yield curve may be a precursor of higher interest rates or elevated inflation in the future, while a flat yield curve may be characteristic of a Federal Reserve policy designed to calm an overheated economy by tightening credit availability via increases in short-term rates. If other rates along the maturity spectrum do not rise correspondingly, the yield curve can be expected to flatten. This scenario may reflect an economic outlook that has little or no expectation of higher future interest rates or higher rates of inflation. For banks, the presence of a flat yield curve for a prolonged or sustained period could measurably lower expectations for expanding the net interest margin.

An inverted yield curve is the opposite of a normal yield curve and is characterized by short-term rates that are higher than longer-term rates. The presence of an inverted yield curve is considered to be an anomaly that is almost counterintuitive to the core business of banking. Inverted yield curves do not typically exist for more than a short period of time. In past economic cycles, the presence of an inverted yield curve has frequently foreshadowed a recession. The current recession may suppress future asset growth trends and/or increase the influence of other forms of risk, such as credit risk, which could hamper opportunities for revenue expansion and earnings growth in the near term.

Credit Risk
As a lender, QNB is exposed to the risk that its borrowers may be unable to repay their loans and that any collateral securing the payment of their loans may not be sufficient to assure repayment in full.  Credit losses are inherent in the lending business and could have a material adverse effect on the operating results of QNB.  Adverse changes in the economy or business conditions, either nationally or in QNB’s market areas, could increase credit-related losses and expenses and/or limit growth. Substantially all of QNB’s loans are to businesses and individuals in its limited geographic area and any economic decline in this market could impact QNB adversely. QNB makes various assumptions and judgments about the collectability of its loan portfolio and provides an allowance for loan losses based on a number of factors.  If these assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses and may cause QNB to increase the allowance in the future by increasing the provision for loan losses, thereby having an adverse effect on operating results. QNB has adopted underwriting and credit monitoring procedures and credit policies that management believes are appropriate to control these risks; however, such policies and procedures may not prevent unexpected losses that could have a material adverse affect on QNB’s financial condition or results of operations.

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

At December 31, 2008, our lending limit per borrower was approximately $8,100,000, or 15% of our capital. Accordingly, the size of loans that we may offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limit. However, there can be no assurance that such participations will be available or on terms which are favorable to us and our customers.

Impairment Risk
QNB regularly purchases U.S. Government and U.S. Government agency debt securities, U.S. Government agency issued mortgage-backed securities or collateralized mortgage obligation securities, corporate debt securities and equity securities.  QNB is exposed to the risk that the issuers of these securities may experience significant deterioration in credit quality which could impact the market value of the issue.  QNB periodically evaluates its investments to determine if market value declines are other-than-temporary.  Once a decline is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

The Bank holds eight pooled trust preferred securities with an amortized cost of $5,094,000 and a fair value of $1,963,000. All of the trust preferred securities are available-for-sale securities and are carried at fair value with changes in fair value being reflected on the balance sheet. The changes are also reflected in other comprehensive income, but are not included in the income statement. The market for these securities at December 31, 2008 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new pooled trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities (and any securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels. These securities are comprised mainly of securities issued by financial institutions, and to a lesser degree, insurance companies. The Bank owns the mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. All of the trust preferred securities are rated lower than AA and are subject to the guidance of EITF 99-20-1. Cash flow analyses for these trust preferred securities were prepared using various default and deferral scenarios of the issuers to determine if there was possible impairment. No other-than-temporary impairment charges on any of these trust preferred securities has been incurred. Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other-than-temporary, we will write them down through a charge to earnings to their then current fair value.

The Company’s investment in marketable equity securities primarily consists of investments in large cap stock companies. These equity securities are analyzed for impairment on an ongoing basis. As a result of declines in equity values during 2008, $917,000 of other-than-temporary impairment charges were taken in 2008. QNB had 15 equity securities with unrealized losses of $382,000 in this position for a time period less than twelve months. The severity and duration of the impairment is consistent with current stock market developments. Management believes these equity securities in an unrealized loss position will recover in the foreseeable future. QNB evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold those securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired. If the capital markets continue to experience the unprecedented level of volatility and disruption that they have over the past year, future evaluations of the Company’s equity securities could result in the determination that unrealized losses are other-than-temporary and will require them to be written down through a charge to earnings to their then current fair value.

The Bank is a member of the FHLB and is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB. At December 31, 2008, the Bank had $2.3 million in stock of the FHLB which was in compliance with this requirement. These equity securities are restricted in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment write-downs have been recorded on these securities. At December 31, 2008, the Bank had $10 million in FHLB advances outstanding.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock to preserve capital. Management evaluates the restricted stock for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the restricted stock as of December 31, 2008. After evaluating all of these considerations, the Company believes the par value of its shares will be recovered. Future evaluations of the above mentioned factors could result in QNB recognizing an impairment charge.

Third-Party Risk
Third parties provide key components of the business infrastructure such as Internet connections and network access. Any disruption in Internet, network access or other voice or data communication services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could affect adversely the ability to deliver products and services to clients and otherwise to conduct business. Technological or financial difficulties of a third-party service provider could adversely affect the business to the extent those difficulties result in the interruption or discontinuation of services provided by that party.

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

QNB Bank and QNB Corp.’s principal office is located at 15 North Third Street, Quakertown, Pennsylvania. QNB Bank conducts business from its principal office and eight other retail offices located in upper Bucks, southern Lehigh, and northern Montgomery counties in Pennsylvania. QNB Bank owns its principal office, two retail locations, its operations facility and a computer facility. QNB Bank leases its remaining six retail properties. The leases on the properties generally contain renewal options. In management’s opinion, these properties are in good condition and are currently adequate for QNB’s purposes.

The following table details QNB Bank’s properties:

Location

Quakertown, PA	-	Downtown Office	Owned
15 North Third Street
Quakertown, PA	-	Towne Bank Center	Owned
320-322 West Broad Street
Quakertown, PA	-	Computer Center	Owned
121 West Broad Street
Quakertown, PA	-	Country Square Office	Leased
240 South West End Boulevard
Quakertown, PA	-	Quakertown Commons Branch	Leased
901 South West End Boulevard
Dublin, PA	-	Dublin Branch	Leased
161 North Main Street
Pennsburg, PA	-	Pennsburg Square Branch	Leased
410-420 Pottstown Avenue
Coopersburg, PA	-	Coopersburg Branch	Owned
51 South Third Street
Perkasie, PA	-	Perkasie Branch	Owned
607 Chestnut Street
Souderton, PA	-	Souderton Branch	Leased
750 Route 113
Wescosville, PA	-	Wescosville Branch	Leased
1042 Mill Creek Road

ITEM 3.	LEGAL PROCEEDINGS

Although there is currently no material litigation to which QNB is the subject, future litigation that arises during the normal course of QNB’s business could be material and have a negative impact on QNB’s earnings.  Future litigation also could adversely impact the reputation of QNB in the communities that it serves.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information
QNB common stock is quoted on the over-the-counter bulletin board (OTCBB). QNB had approximately 1,200 shareholders of record as of
February 28, 2009.

The following table sets forth the high and low bid and ask stock prices for QNB common stock on a quarterly basis during 2008 and 2007. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

					Cash
		High		Low	Dividend
	Bid	Ask	Bid	Ask	Per Share

2008
First Quarter	$24.00	$25.00	$19.25	$19.90	$.23
Second Quarter	22.00	23.00	19.25	19.65	.23
Third Quarter	20.00	21.70	16.05	16.75	.23
Fourth Quarter	19.50	20.50	15.50	16.15	.23

2007
First Quarter	$25.60	$26.00	$23.55	$23.68	$.22
Second Quarter	24.15	26.00	22.15	22.80	.22
Third Quarter	26.75	27.00	23.02	24.00	.22
Fourth Quarter	24.95	25.25	22.83	23.50	.22

QNB has traditionally paid quarterly cash dividends on the last Friday of each quarter.  The Company expects to continue the practice of paying quarterly cash dividends to its shareholders; however, future dividends are dependent upon future earnings, financial condition, appropriate legal restrictions, and other factors relevant at the time the board of directors considers declaring a dividend. Certain laws restrict the amount of dividends that may be paid to shareholders in any given year.  See “Capital Adequacy” found on page 42 of this Form 10-K filing, and Note 20 of the Notes to Consolidated Financial Statements, found on page 73 of this Form 10-K filing, for the information that discusses and quantifies this regulatory restriction.

The following table provides information on repurchases by QNB of its common stock in each month of the quarter ended December 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan
October 1, 2008 through October 31, 2008	–	N/A	–	50,000
November 1, 2008 through November 30, 2008	–	N/A	–	50,000
December 1, 2008 through December 31, 2008	6,658	$17.50	6,658	43,342

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000 as of the filing of this Form 10-K.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Stock Performance Graph
Set forth on the following page is a performance graph comparing the yearly cumulative total shareholder return on QNB’s common stock with:
•	the yearly cumulative total shareholder return on stocks included in the NASDAQ Market Index, a broad market index;
•
the yearly cumulative total shareholder return on the SNL $500M to $1B Bank Index, a group encompassing publicly traded banking companies trading on the NYSE, AMEX, or NASDAQ with assets between $500 million and $1 billion;

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

QNB Corp.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
QNB Corp.	100.00	99.33	83.42	81.33	81.06	60.77
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL $500M-$1B Bank Index	100.00	113.32	118.18	134.41	107.71	69.02
SNL Mid-Atlantic Bank Index	100.00	105.91	107.79	129.37	97.83	53.89
Source : SNL Financial LC, Charlottesville, VA

Equity Compensation Plan Information

The following table summarizes QNB’s equity compensation plan information as of December 31, 2008. Information is included for both equity compensation plans approved by QNB shareholders and equity compensation plans not approved by QNB shareholders.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by QNB shareholders
1998 Stock Option Plan	177,623	$19.84	–
2005 Stock Option Plan	43,700	23.67	156,300
2006 Employee Stock Purchase Plan	–	–	11,347
Equity compensation plans not approved by QNB shareholders
None	–	–	–
Totals	221,323	$20.60	167,647

ITEM 6.	SELECTED FINANCIAL AND OTHER DATA (in thousands, except share and per share data)

Year Ended December 31,	2008	2007	2006	2005	2004

Income and Expense
Interest income	$35,285	$35,305	$32,002	$28,272	$25,571
Interest expense	15,319	17,738	15,906	11,988	9,506
Net interest income	19,966	17,567	16,096	16,284	16,065
Provision for loan losses	1,325	700	345	–	–
Non-interest income	3,300	907	3,937	3,262	4,685
Non-interest expense	14,628	14,441	13,234	13,102	12,843
Income before income taxes	7,313	3,333	6,454	6,444	7,907
Provision for income taxes	1,560	286	1,034	1,398	1,704
Net income	$5,753	$3,047	$5,420	$5,046	$6,203

Share and Per Share Data
Net income - basic	$1.83	$.97	$1.73	$1.63	$2.00
Net income - diluted	1.82	.96	1.71	1.59	1.95
Book value	17.21	16.99	16.11	15.00	14.78
Cash dividends	.92	.88	.84	.78	.74
Average common shares outstanding - basic	3,135,608	3,130,179	3,124,724	3,101,754	3,096,360
Average common shares outstanding - diluted	3,161,326	3,174,873	3,176,710	3,174,647	3,178,152

Balance Sheet at Year-end
Federal funds sold	$4,541	–	$11,664	–	$3,159
Investment securities available-for-sale	219,597	$191,552	219,818	$233,275	267,561
Investment securities held-to-maturity	3,598	3,981	5,021	5,897	6,203
Restricted investment in bank stocks	2,291	954	3,465	3,684	3,947
Loans held-for-sale	120	688	170	134	312
Loans receivable	403,579	381,016	343,496	301,349	268,048
Allowance for loan losses	(3,836)	(3,279)	(2,729)	(2,526)	(2,612)
Other earning assets	1,314	579	778	1,018	981
Total assets	664,394	609,813	614,539	582,205	583,644
Deposits	549,790	494,124	478,922	458,670	466,488
Borrowed funds	56,663	58,990	82,113	74,596	68,374
Shareholders’ equity	53,909	53,251	50,410	46,564	45,775

Selected Financial Ratios
Net interest margin	3.56%	3.32%	3.12%	3.24%	3.32%
Net income as a percentage of:
Average total assets	.91	.51	.91	.86	1.10
Average shareholders’ equity	10.76	5.94	10.89	10.83	14.43
Average shareholders’ equity to average total assets	8.47	8.51	8.37	7.98	7.64
Dividend payout ratio	50.17	90.42	48.45	47.96	36.95

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Overview
QNB Corp. (QNB or the Company) earns its net income primarily through its subsidiary, QNB Bank (the Bank). Net interest income, or the spread between the interest, fees and dividends earned on loans and investment securities and the expense incurred on deposits and other interest-bearing liabilities, is the primary source of operating income for QNB. QNB seeks to achieve sustainable and consistent earnings growth while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk levels approved by the Board of Directors. Due to its limited geographic area, comprised principally of upper Bucks, southern Lehigh and northern Montgomery counties, growth is pursued through expansion of existing customer relationships and building new relationships by stressing a consistent high level of service at all points of contact.

Tabular information, other than share and per share data, is presented in thousands of dollars.

Net income for the year ended December 31, 2008 was $5,753,000, or $1.82 per share on a diluted basis, compared to net income of $3,047,000, or $.96 per share on a diluted basis, for the year ended December 31, 2007.

The results for both 2007 and 2008 were impacted by decisions made by management and the Board in 2007 to restructure its balance sheet and by the application of investment accounting rules related to other-than-temporary impairment (OTTI).

In April 2007, the Company restructured its balance sheet by prepaying $50,000,000 of higher costing Federal Home Loan Bank (FHLB) advances and by selling approximately $92,000,000 of lower yielding investment securities. The prepayment of the FHLB advances resulted in the recognition of an after-tax charge of $488,000 ($740,000 pre-tax), or $0.15 per share on a diluted basis. The investment securities sold had been identified as other-than-temporarily impaired in the first quarter of 2007. As a result of this classification, QNB recognized an after-tax charge of $1,820,000 ($2,758,000 pre-tax), or $0.57 per share on a diluted basis.

The purposes of the balance sheet restructuring transactions were to improve the Company’s net interest margin on a going-forward basis, to increase net interest income and net income and improve the Company’s interest rate risk profile. The investment securities sold were yielding approximately 4.26% while the FHLB advances had a cost of 5.55%. The proceeds from the sale of these securities were used to purchase $63,524,000 in investment securities yielding 5.51%. QNB replaced half of the FHLB borrowings with a $25,000,000 repurchase agreement at a cost of 4.78%. By increasing the yield on the asset side and by reducing the cost on the liability side, QNB was able to improve its net interest margin and increase net interest income. From an interest rate risk perspective, the securities sold were primarily bonds that had significant prepayment risk in a declining interest rate environment, while the FHLB borrowings were largely comprised of convertible advances that would convert from a fixed-rate to a higher floating rate in a rising rate environment.  The decision to restructure the balance sheet contributed to the improvement in the net interest margin from 3.12% for 2006 to 3.32% and 3.56% for 2007 and 2008, respectively.

In addition, as a result of significant declines in the equity markets, QNB recorded OTTI charges in 2008 of $605,000 ($917,000 pre-tax) or $0.19 per share on a diluted basis. This compares to OTTI charges in the equity portfolio of $132,000 ($200,000 pre-tax) or $0.04 per share on a diluted basis in 2007.

The Company’s adjusted net income for both 2008 and 2007, as shown below, reflects the Company’s performance excluding the impact of OTTI and the prepayment charge. Adjusted net income for 2008 was $6,358,000 or $2.01 per share on a diluted basis, an increase of $871,000, or 15.9% from adjusted net income of $5,487,000, or $1.72 per share on a diluted basis in 2007.

Reconciliation of Non-GAAP Measures (unaudited)
Year ended December 31,	2008			2007
	Pre-tax (Expense)/ Income	After-tax (Expense)/ Income	Diluted EPS Impact	Pre-tax (Expense)/ Income	After-tax (Expense)/ Income	Diluted EPS Impact
Other-than-temporary impairment of equity securities	$(917)	$(605)	$(0.19)	$(200)	$(132)	$(0.04)
Balance sheet restructuring charges	–	–	–	(2,758)	(1,820)	(0.57)
Loss on prepayment of Federal Home Loan Bank advances	–	–	–	(740)	(488)	(0.15)
	$(917)	$(605)	$(0.19)	$(3,698)	$(2,440)	$(0.76)
Net income available to common shareholders		5,753	1.82		3,047	0.96
Adjusted net income available to common shareholders		$6,358	$2.01		$5,487	$1.72

Two important measures of profitability in the banking industry are an institution’s return on average assets and return on average shareholders’ equity. Return on average assets was 0.91% and 0.51% in 2008 and 2007, respectively, and return on average shareholders’ equity was 10.76% and 5.94% in those same periods.

2008 versus 2007
In addition to the items described above, the results for 2008 include the following significant components:

Net interest income increased $2,399,000, or 13.7%, to $19,966,000 for 2008.
•
The Federal Reserve’s Open Market Committee (Fed) accelerated the pace of reducing the Federal funds target rate in response to liquidity issues in the world’s credit markets, the bursting of the housing bubble with the fallout of increased foreclosures, a deepening recession and increased unemployment. The Fed reduced the Federal funds target rate by 125 basis points in January, 75 basis points in March, 25 basis points in April, 100 basis points in October and another 75-100 basis points in December bringing the target rate from 4.25% at December 31, 2007 to a range of 0% to 0.25% at December 31, 2008. The prime lending rate was reduced from 7.25% at December 31, 2007 to 3.25% at December 31, 2008. In response to events in the economy the Treasury yield curve steepened during 2008 as short-term Treasury rates plunged to zero, and even went negative, and ten-year Treasury notes reached historic lows. At the end of 2008, the three-month T-bill rate was 0.11%, a decline of 325 basis points from prior year end, the two-year note was 0.76%, down 229 basis points from December 31, 2007, and the ten-year note’s yield was 2.25%, a decline of 179 basis points from December 31, 2007.

•
The net interest margin improved 24 basis points to 3.56%, a result of the positive impact of the 2007 balance sheet restructuring, loan growth and a significant decline in QNB’s cost of funds. Declining interest rates, combined with QNB’s interest sensitivity position, contributed to the decline in its cost of funds.

•	Average earning assets increased 5.2% with average loans increasing 5.1% and average investment securities increasing 5.8%. The growth in loans was centered in commercial loans.
•
Average deposits increased $24,781,000, or 5.0%, with the growth occurring in time deposits which increased $31,384,000 or 12.8%. During 2008 QNB introduced eRewards checking, a high-yield checking account paying 4.01% for balances up to $25,000 if certain conditions are met.

QNB recorded a provision for loan losses of $1,325,000 for 2008, compared with $700,000 for 2007.
•
The increase in the provision for loan losses reflects the increase in net charge-offs from $150,000 in 2007 to $768,000 in 2008, inherent risk related to loan growth and the current economic environment.

•
Total non-performing loans, which represent loans on non-accrual status and loans past due more than 90 days, were $1,308,000, or 0.32% of total loans, at December 31, 2008, compared with $1,615,000, or 0.42% of total loans at December 31, 2007. Other real estate owned and repossessed assets were $144,000 and $175,000 at December 31, 2008 compared to $0 and $6,000 at December 31, 2007.

•	The allowance for loan losses of $3,836,000 represents 0.95% of total loans at December 31, 2008 compared to $3,279,000 or 0.86% of total loans at December 31, 2007.
•
QNB’s non-performing loans (non-accrual loans and loans past due 90 days or more) were 0.32% at December 31, 2008, which compares favorably with the average for Pennsylvania commercial banks with assets between $500 million and $1 billion at 1.34% of total loans as reported by the FDIC using December 31, 2008 data.

Non-interest income increased $2,393,000 to $3,300,000 for 2008.
•
QNB reported net losses on the sale or impairment of investment securities of $609,000 in 2008 compared to net losses of $2,815,000 in 2007. Included in the 2008 loss was $917,000 in OTTI charges related to losses in the equity portfolio while the 2007 loss included OTTI charges of $2,758,000 resulting from the restructuring transaction and $200,000 of OTTI charges related to losses in the equity portfolio.

•
The Bank recognized $230,000 of income as a result of the Visa initial public offering, comprised of a $175,000 gain related to the mandatory redemption of shares of restricted common stock in Visa and $55,000 of income related to the reversal of liabilities recorded in 2007 to fund settlements of, or judgments in, indemnified litigation involving Visa.

•	ATM and debit card income continued its strong growth increasing $71,000, or 8.3%, to $929,000 in 2008.
•
Overdraft charges, which represent approximately 82% of total fees for services to customers, declined by $50,000 when comparing 2008 to 2007. This variance is a result of volume fluctuations as the item charge remained the same.

•
Mortgage servicing income declined by $36,000. Included in mortgage servicing income in 2008 was a negative fair value adjustment of $32,000 recorded against certain tranches of mortgage servicing rights on which the fair value had declined below book value.

•
Official check income declined by $67,000, primarily due to vendor pricing changes and the significant decline in the Federal funds rate during the year. In 2009 the official check process will no longer be outsourced to a third-party.

Non-interest expense increased $187,000, or 1.3%, to $14,628,000 for 2008.
•
2007 non-interest expense included the loss on the prepayment of FHLB advances of $740,000 and $55,000 for QNB’s portion of VISA litigation settlement costs, subsequently recovered in 2008. Excluding the FHLB prepayment penalty and the cost of the VISA settlement in 2007, total non-interest expense increased $982,000, or 7.2% when comparing 2008 to 2007.

•
Salary and benefit expense increased $513,000, or 6.9%, in 2008 to $7,977,000, which includes an increase in bank-wide incentive compensation of $182,000. Also contributing to the increase in salary expense was an increase in the average number of full-time equivalent employees by six. QNB added commercial lending and credit administration personnel as well as the staff at the new Wescosville branch office. Also, included in salary expense in 2008 and 2007 was $61,000 and $102,000, respectively, of stock option expense associated with the accounting for SFAS No. 123R.   Contributing to the increase in the benefits category was an expense of $38,000 related to the adoption of EITF 06-04 Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance, which was adopted January 1, 2008.

•
Net occupancy and furniture and fixture expense increased $270,000, or 11.7%, due to higher depreciation expense, branch rent expense (including the impact of the new Wescosville branch and increases in common area maintenance costs), utility costs and equipment maintenance costs.

•
Telephone expense increased $41,000 as a result of the installation of new T-1 lines and redundancy costs incurred during the testing period as well as several months of an additional branch location. Supplies expense increased $47,000 when comparing 2008 to 2007. Some of the increase in supplies expense relates to costs associated with the rebranding of QNB Bank, including the purchase of new supplies, plastics for debit cards and obsolescence costs related to the obsolete Quakertown National Bank supplies.

•	FDIC premiums increased $216,000 to $273,000. During 2007, QNB had a credit from prior year payments that was used to offset a majority of the premiums.
•
Costs related to the repossession and maintenance of loan collateral increased $49,000 when comparing 2008 to 2007. This was primarily related to an increase in the volume of repossessed assets during the year, mostly equipment and vehicles held as collateral for the indirect lease portfolio.

•	Regulatory assessment costs were reduced by $95,000, a savings resulting from the change in charter from a national banking association to a Pennsylvania state-chartered bank in late 2007.
•	Amortization expense of core deposit intangibles was $0 for 2008 compared to $43,000 for 2007.
•	The provision for income taxes and effective tax rate for 2008 was $1,560,000 and 21.3%.

2007 versus 2006
In addition to the restructuring transaction and OTTI charges in the equity portfolio discussed above, the results for 2007 included the following significant components:

Net interest income increased $1,471,000, or 9.1%, to $17,567,000 for 2007.
•
The Fed in response to liquidity issues in the world’s financial markets, a nationwide housing slowdown and growing concerns of a possible recession lowered the Federal funds target rate three times, reducing the rate from 5.25% at December 31, 2006 to 4.25% at December 31, 2007. The yield curve changed from being inverted with short-term rates higher than mid and long-term rates to a curve that was close to historic averages. At the end of 2006 the two-year Treasury note was at 4.82%, 11 basis points higher than the ten-year Treasury note. At the end of 2007, the two-year note was more than 175 basis points lower than the same period in 2006 and was nearly 100 basis points below the ten-year note’s yield at December 31, 2007.

•
The net interest margin improved 20 basis points to 3.32% as the positive impact of the balance sheet restructuring and the continued strong growth in commercial loans took hold. However, competition for deposits, particularly short-term time deposits and money market accounts, remained fierce and kept rates on these products high, resulting in an increase in QNB’s cost of funds.

•
A 2.0% increase in average earning assets, along with the continued shift in the balance sheet from lower yielding investment securities to higher yielding loans, helped offset the increase in QNB’s cost of funds.

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
•
Total non-performing loans, which represent loans on non-accrual status and loans past due more than 90 days, were $1,615,000, or 0.42% of total loans at December 31, 2007, compared with $425,000, or 0.12% of total loans at December 31, 2006.

•	The allowance for loan losses of $3,279,000 represents 0.86% of total loans at December 31, 2007, compared to $2,729,000 or 0.79% of total loans at December 31, 2006.

Non-interest income declined $3,030,000 to $907,000 for 2007.
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
•
Retail brokerage income declined $71,000 when comparing 2007 to 2006 as QNB changed its brokerage relationship from an independent branch employing a branch manager to a third-party revenue sharing arrangement. As a result of the change in relationship there were savings realized in personnel-related expenses.

Non-interest expense increased $1,207,000, or 9.1%, to $14,441,000 for 2007.
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

•	Net occupancy and furniture and fixture expense increased $117,000, or 5.3%, due to higher branch rent expense (including common area maintenance costs), utility costs and equipment maintenance costs.
•	Marketing expense increased $49,000, or 7.5%, in 2007, primarily in response to costs associated with rebranding the new name, QNB Bank.
•
The provision for income taxes and effective tax rate for 2007 was $286,000 and 8.6%. The primary reason for the low effective tax rate in 2007 was the low amount of taxable income and, as a result, a higher proportion of pre-tax income was comprised of tax-exempt income from loans and securities.

These items, as well as others, will be explained more thoroughly in the next sections.

Net Interest Income
The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the years ended December 31, 2008 and 2007.

Net Interest Income
Year Ended December 31,	2008	2007
Total interest income	$35,285	$35,305
Total interest expense	15,319	17,738
Net interest income	19,966	17,567
Tax equivalent adjustment	1,491	1,420
Net interest income (tax-equivalent basis)	$21,457	$18,987

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

For purposes of this discussion, interest income and the average yield earned on loans and investment securities are adjusted to a tax-equivalent basis as detailed in the table that appears on page 22. This adjustment to interest income is made for analysis purposes only. Interest income is increased by the amount of savings of Federal income taxes, which QNB realizes by investing in certain tax-exempt state and municipal securities and by making loans to certain tax-exempt organizations. In this way, the ultimate economic impact of earnings from various assets can be more easily compared.

The net interest rate spread is the difference between average rates received on earning assets and average rates paid on interest-bearing liabilities, while the net interest margin, which includes interest-free sources of funds, is net interest income expressed as a percentage of average interest-earning assets.

On a tax-equivalent basis, net interest income for 2008 increased $2,470,000, or 13.0% to $21,457,000. Average earning assets increased $29,899,000, or 5.2%, while the net interest margin increased 24 basis points. The net interest margin on a tax-equivalent basis was 3.56% for 2008 compared with 3.32% for 2007. The improvement in net interest income and the net interest margin reflects the benefits of the 2007 restructuring transactions as well as a decrease in the cost of interest-bearing liabilities resulting from the Company’s interest rate sensitivity position and the decline in the Federal funds rate and market interest rates.

For the majority of 2008, QNB’s interest sensitivity position reflected a negative gap position in a one-year time frame. A negative sensitivity position results when the amount of interest rate sensitive liabilities (deposits and debt) exceeds interest rate sensitive assets (loans and investment securities). As a result of this position, QNB’s cost of interest-bearing liabilities declined to a greater degree than the yield on its earnings assets, as the Fed accelerated  the pace of reducing the Federal funds target rate in response to liquidity issues in the world’s financial markets, a nationwide housing slowdown and the impact of the deepening recession on economic growth and unemployment. The Fed cut its key interest rate, the Federal funds target rate, seven times in 2008, from 4.25% at the start of the year, in an attempt to boost the economy, with the last cut in December setting the target rate at 0% to 0.25%, a historic low. The prime lending rate followed in step and was at 3.25% as of December 31, 2008.  The short end of the Treasury yield curve declined significantly as liquidity and financial market strains caused a flight to quality and the U.S. T-bill became the safe haven. During the fourth quarter short-term T-bill rates hit 0% and the 10-year Treasury yield hit historic lows.  At the end of 2008, the three-month T-bill rate was 0.11%, a decline of 325 basis points from prior year-end, the two-year note was 0.76%, down 229 basis points from December 31, 2008 and the ten-year note’s yield was 2.25%, a decline of 179 basis points.

Average Balances, Rates, and Interest Income and Expense Summary (Tax-Equivalent Basis)
	Average Balance	2008 Average Rate	Interest	Average Balance	2007 Average Rate	Interest	Average Balance	2006 Average Rate	Interest
Assets
Federal funds sold	$6,281	2.20%	$138	$6,252	5.11%	$320	$6,915	5.17%	$357
Investment securities:
U.S. Treasury	5,152	3.46	178	5,088	4.74	241	5,856	3.95	231
U.S. Government agencies	37,391	5.03	1,881	32,845	5.58	1,832	31,660	4.88	1,544
State and municipal	43,394	6.51	2,826	39,878	6.60	2,631	43,425	6.62	2,874
Mortgage-backed and CMOs	107,069	5.50	5,894	102,730	5.19	5,328	123,676	4.32	5,339
Corporate bonds (fixed and variable)	12,689	6.11	776	14,360	7.08	1,017	17,673	7.18	1,269
Money market mutual funds	865	2.62	23	—	—	—	—	—	—
Equities	4,177	2.57	107	4,323	2.41	104	3,903	2.36	92
Total investment securities	210,737	5.54	11,685	199,224	5.60	11,153	226,193	5.02	11,349
Loans:
Commercial real estate	183,212	6.68	12,242	166,818	6.82	11,376	144,519	6.58	9,512
Residential real estate*	21,737	6.13	1,332	24,755	5.96	1,475	26,364	5.91	1,559
Home equity loans	68,249	5.83	3,977	69,340	6.51	4,514	66,933	6.36	4,255
Commercial and industrial	67,542	5.98	4,042	61,462	7.28	4,476	49,640	7.17	3,561
Indirect lease financing	13,372	9.79	1,309	13,471	9.48	1,277	9,931	9.16	910
Consumer loans	4,524	11.49	520	4,722	10.40	491	5,220	9.27	484
Tax-exempt loans	24,362	6.05	1,475	23,780	6.14	1,461	21,114	5.86	1,237
Total loans, net of unearned income	382,998	6.50	24,897	364,348	6.88	25,070	323,721	6.65	21,518
Other earning assets	2,430	2.33	56	2,723	6.68	182	4,612	4.65	214
Total earning assets	602,446	6.10	36,776	572,547	6.41	36,725	561,441	5.96	33,438
Cash and due from banks	10,716			11,299			15,606
Allowance for loan losses	(3,425)			(2,875)			(2,549)
Other assets	21,955			21,630			20,077
Total assets	$631,692			$602,601			$594,575

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing demand	$57,883	.27%	156	$54,711	.18%	99	$54,262	.20%	106
Municipals	39,738	2.06	818	44,718	4.84	2,167	46,711	4.74	2,216
Money market	48,027	1.83	879	52,129	3.01	1,569	50,800	2.92	1,484
Savings	43,859	.39	169	44,780	.39	176	48,377	.39	190
Time	198,500	4.10	8,143	184,643	4.52	8,348	163,994	3.78	6,202
Time of $100,000 or more	77,765	4.09	3,179	60,238	4.76	2,866	47,372	4.01	1,900
Total interest-bearing deposits	465,772	2.86	13,344	441,219	3.45	15,225	411,516	2.94	12,098
Short-term borrowings	22,197	2.12	471	22,930	3.53	809	21,473	3.43	736
Long-term debt	34,535	4.28	1,504	32,732	5.21	1,704	54,901	5.60	3,072
Total interest-bearing liabilities	522,504	2.93	15,319	496,881	3.57	17,738	487,890	3.26	15,906
Non-interest bearing deposits	51,170			50,942			53,696
Other liabilities	4,532			3,479			3,229
Shareholders’ equity	53,486			51,299			49,760
Total liabilities and shareholders’ equity	$631,692			$602,601			$594,575
Net interest rate spread		3.17%			2.84%			2.70%
Margin/net interest income		3.56%	$21,457		3.32%	$18,987		3.12%	$17,532
Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.
Non-accrual loans are included in earning assets.
* Includes loans held-for-sale.

Rate-Volume Analysis of Changes in Net Interest Income (1) (2) (3)
	2008 vs. 2007			2007 vs. 2006
	Change due to		Total	Change due to		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Federal funds sold	$1	$(183)	$(182)	$(33)	$(4)	$(37)
Investment securities:
U.S. Treasury	3	(66)	(63)	(30)	40	10
U.S. Government agencies	254	(205)	49	57	231	288
State and municipal	232	(37)	195	(234)	(9)	(243)
Mortgage-backed and CMOs	225	341	566	(904)	893	(11)
Corporate bonds (fixed and variable)	(118)	(123)	(241)	(238)	(14)	(252)
Money market mutual funds	23	—	23	—	—	—
Equities	(4)	7	3	10	2	12
Loans:
Commercial real estate	1,118	(252)	866	1,468	396	1,864
Residential real estate	(179)	36	(143)	(95)	11	(84)
Home equity loans	(71)	(466)	(537)	152	107	259
Commercial and industrial	442	(876)	(434)	849	66	915
Indirect lease financing	(10)	42	32	324	43	367
Consumer loans	(21)	50	29	(46)	53	7
Tax-exempt loans	36	(22)	14	156	68	224
Other earning assets	(20)	(106)	(126)	(87)	55	(32)
Total interest income	1,911	(1,860)	51	1,349	1,938	3,287
Interest expense:
Interest-bearing demand	6	51	57	1	(8)	(7)
Municipals	(241)	(1,108)	(1,349)	(94)	45	(49)
Money market	(124)	(566)	(690)	39	46	85
Savings	(4)	(3)	(7)	(14)	—	(14)
Time	627	(832)	(205)	780	1,366	2,146
Time of $100,000 or more	833	(520)	313	517	449	966
Short-term borrowings	(26)	(312)	(338)	49	24	73
Long-term debt	99	(299)	(200)	(1,240)	(128)	(1,368)
Total interest expense	1,170	(3,589)	(2,419)	38	1,794	1,832
Net interest income	$741	$1,729	$2,470	$1,311	$144	$1,455

(1)	Loan fees have been included in the change in interest income totals presented. Non-accrual loans have been included in average loan balances.
(2)	Changes due to both volume and rates have been allocated in proportion to the relationship of the dollar amount change in each.
(3)	Interest income on loans and securities is presented on a tax-quivalent basis.

The Rate-Volume Analysis table, as presented on a tax-equivalent basis, highlights the impact of changing rates and volumes on total interest income and interest expense. Total interest income on a tax-equivalent basis increased $51,000, or 0.1%, in 2008, to $36,776,000, while total interest expense decreased $2,419,000, or 13.6%, to $15,319,000.  The increase in interest income was primarily the result of the growth in earning assets outpacing the impact of the decline in interest rates. Volume growth contributed an additional $1,911,000 of interest income offsetting the decline in interest income of $1,860,000 resulting from lower interest rates.

The yield on earning assets on a tax-equivalent basis was 6.10% for 2008, compared to 6.41% for 2007.  Interest income on investment securities increased $532,000 when comparing the two years as the $11,513,000, or 5.8%, increase in average balances offset the 6 basis point decline in the average yield of the portfolio. The average yield on the investment portfolio was 5.54% for 2008 compared with 5.60% for 2007. The current economic environment contributed to the growth in the investment portfolio as slower loan growth resulted in excess deposits being invested in securities. The growth in the investment portfolio, most of which took place in the second and third quarters of 2008, was primarily in high quality U.S. Government agency and agency mortgage-backed securities. Interest on mortgage-backed securities and CMOs increased $566,000 with growth in the portfolio contributing $225,000 and an increase in the yield contributing $341,000. The yield on the mortgage-backed portfolio increased from 5.19% to 5.50% when comparing 2007 to 2008. A significant portion of the 2007 restructuring transaction took place in this portfolio. Income on Government agency securities increased by $49,000 as the 13.8% growth in average balances was mostly offset by a 55 basis point decline in yield to 5.03% for 2008. Most of the bonds in the agency portfolio have call features ranging from three months to five years, some of which were exercised as interest rates declined in 2008. Also impacting the yield on this portfolio was the purchase of $8,000,000 of callable agency securities at a yield of 3.65%. These purchases were used to match a short-term time deposit paying 2.85%. The securities were called in early 2009 and the time deposit matured and was withdrawn. Interest on tax-exempt municipal securities increased $195,000 with higher balances accounting for $232,000 of additional income offset by the impact of lower rates. The yield on the state and municipal portfolio decreased from 6.60% in 2007 to 6.51% in 2008. Credit concerns in the municipal market arising from issues with the insurance companies that insure the bonds resulted in yields on municipal bonds remaining high despite the significant decline in Treasury market rates. This is known as spread widening. Interest on corporate bonds declined by $241,000, with lower balances accounting for $118,000 of the decline and lower rates accounting for $123,000 of the decline. The yield on the corporate portfolio was 6.11% for 2008 compared to 7.08% for 2007. Some of the bonds in the portfolio reprice quarterly based on three-month LIBOR. The yield on these securities declined as interest rates declined. In addition, in June 2008, QNB sold approximately $2,000,000 of Lehman Brothers bonds, which had a yield of 7.25%, at a slight gain. To further reduce credit risk in the portfolio, in January 2009, QNB sold another $6,000,000 in corporate bonds issued by financial institutions at a gain of $136,000. The bonds sold had an average yield of 6.89%. The yield on the investment portfolio is anticipated to continue to decline as cash flow from the portfolio is reinvested at current market rates which are significantly below the current portfolio yield of 5.52%.

Income on loans decreased $173,000 to $24,897,000 when comparing 2008 to 2007 as the impact of declining interest rates could not be overcome by higher balances. Average loans increased $18,650,000, or 5.1%, and contributed an additional $1,315,000 in interest income. The yield on loans decreased 38 basis points to 6.50% when comparing 2008 to 2007, resulting in a reduction in interest income of $1,488,000 in 2008. The decline in the yield on the loan portfolio reflects the impact of lower interest rates, primarily loans indexed to the prime lending rate such as commercial and industrial loans and home equity lines of credit. Reducing the impact of the decline in interest rates on loan yields is the structure of the loan portfolio, which has a significant portion of fixed-rate and adjustable-rate loans with fixed-rate terms for three to ten years. During the second quarter of 2008, QNB recorded income of approximately $109,000 related to the recognition of a prepayment penalty on a commercial loan participation that paid off during the quarter. This had an impact of approximately three basis points on the yield on loans and two basis points on the net interest margin.

Income on commercial real estate loans increased $866,000, with average balances increasing $16,394,000, or 9.8%. The yield on commercial real estate loans was 6.68% for 2008, a decline of 14 basis points from the 6.82% reported for 2007. Interest on commercial and industrial loans decreased $434,000 with the impact of the increase in average balances being offset by the impact of the decline in yield. Average commercial and industrial loans increased $6,080,000, or 9.9%, when comparing the two years, contributing an additional $442,000 in interest income. The average yield on these loans decreased 130 basis points to 5.98% resulting in a reduction in interest income of $876,000. The commercial and industrial loan category was impacted the most by the action by the Fed to lower interest rates since a large portion of this category of loans is indexed to the prime rate, which generally adjusts with changes to the Federal funds target rate. In response to the significant decline in the prime lending rate QNB has begun to institute rate floors on these loans.

Residential mortgage and home equity loan activity continued to be slow in 2008 because of issues in the residential real estate market. While QNB does not originate or hold subprime mortgages, or any of the other high-risk mortgage products, it has been impacted by the overall downturn in the residential housing market. Income on residential real estate loans declined by $143,000 when comparing 2008 and 2007, as the increase in yield in this portfolio could not offset a decline in balances. The average balance of residential mortgages declined $3,018,000, or 12.2%, when comparing 2008 and 2007 while the average yield increased by 17 basis points. Mortgage rates did not decline to the magnitude that Treasury rates declined as spreads widened on mortgage loans and mortgage-backed securities due to issues in the credit markets. QNB sells most of the fixed-rate loans it originates, especially in the low-rate environment that currently exists. Income on home equity loans declined by $537,000, or 11.9%, when comparing the two years. Over this same time period average home equity loans decreased 1.6%, to $68,249,000, while the yield on the home equity portfolio decreased 68 basis points to 5.83%.  The demand for home equity loans has declined as home values have stabilized or fallen and some homeowners have already borrowed against the equity in their homes. Included in the home equity portfolio are floating rate home equity lines tied to the prime lending rate. The average balance of these loans increased by $3,784,000 or 32.8% to $15,304,000 for 2008. In contrast, average fixed rate loans declined by $4,874,000, or 8.4% to $52,945,000. The movement from fixed rate to floating rate loans reflects the significant decline in the prime rate to 3.25% and the introduction of the Equity Choice product during 2008. This product is a variable rate line of credit indexed to the prime rate that allows the borrower to carve out portions of the variable rate balance and to fix the rate on that portion based on the term and rate at that time. As the fixed rate portion is paid down, the available amount under the line increases. As with commercial and industrial loans tied to the prime rate, QNB has begun to institute a rate floor on these prime based loans.

Interest income on Federal funds sold decreased $182,000 when comparing the two years, primarily a result of a 291 basis point decline in rate. The average yield on Federal funds sold decreased from 5.11% for 2007 to 2.20% for 2008, reflecting the actions by the Fed to reduce the Federal funds target rate. Income on other earning assets is comprised of interest on deposits in banks and dividends on restricted investments in bank stocks, primarily the FHLB. Income on other earning assets declined from $182,000 for 2007 to $56,000 for 2008, with the average rate declining from 6.68% to 2.33% for the respective periods. The decline in income and yield is a function of declining short-term interest rates. In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments to preserve capital.

For the most part, earning assets are funded by deposits, which increased on average by $24,781,000, or 5.0%, when comparing 2008 and 2007.  The growth in average total deposits occurred in higher cost time deposits, which increased $31,384,000, or 12.8%, to $276,265,000 and in interest-bearing demand accounts which increased $3,172,000, or 5.8%, to $57,883,000. The average balance of all other categories of deposits declined when comparing the two years with average municipal interest-bearing demand accounts decreasing $4,980,000, or 11.1%, and average money market accounts declining $4,102,000, or 7.9%. These types of accounts are sensitive to changes in interest rates and have been impacted the most by the decline in interest rates since a significant portion of these balances are indexed to the Federal funds rate.

Interest expense on total deposits decreased $1,881,000, while interest expense on borrowed funds decreased $538,000 when comparing 2008 and 2007. The rate paid on interest-bearing liabilities decreased 64 basis points from 3.57% for 2007 to 2.93% for 2008.  During this same period, the rate paid on interest-bearing deposits decreased 59 basis points from 3.45% to 2.86%.

The decrease in interest expense on total deposits was primarily the result of volume and rate decreases on municipal interest-bearing demand deposits and money market accounts as discussed above. Interest expense on municipal interest-bearing demand deposits and money market accounts declined $1,349,000 and $690,000, respectively. The interest rate paid on municipal interest-bearing demand accounts decreased from 4.84% for 2007 to 2.06% for 2008. The lower interest rate contributed $1,108,000 of the decrease in interest expense with the decline in balances accounting for $241,000 of the decrease. Most of these accounts are tied directly to the Federal funds rate with most having rate floors between 1.00% and 1.50%. The interest rate paid on money market accounts was 3.01% for 2007 and 1.83% for 2008, a decline of 118 basis points. Included in total money market balances is the Select Money Market account, a higher yielding money market product that pays a tiered rate based on account balances. QNB maintained a rate close to 4.00% for balances over $75,000 for most of 2007. With the sharp decline in short-term interest rates during 2008, the rates paid on the Select Money Market account have declined as well. Of the $690,000 decline in interest expense on money market accounts, $566,000 was a result of lower rates and $124,000 was a result of lower balances.

Interest expense on interest-bearing demand accounts increased $57,000, to $156,000, when comparing the two years. During the third quarter of 2008 QNB introduced eRewards checking, a high rate checking account with an annual percentage yield of 4.01% on balances up to $25,000. In order to receive this rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and perform at least 12 check card transactions per cycle. At December 31, 2008, this product had balances of $6,897,000. For the year the average balance in the product was $2,099,000 and the related interest expense was $70,000 for an average yield of 3.35%. This was the primary contributor to the increase in yield on total interest-bearing demand accounts from 0.18% for 2007 to 0.27% for 2008. It is anticipated that this product will result in the movement of balances from lower yielding deposit accounts to this product, but will also result in obtaining new customers and additional deposits of existing customers, as well as additional fee income from debit card transactions.

When comparing 2008 to 2007, interest expense on time deposits increased $108,000. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. Over the course of 2008 a significant amount of time deposits have repriced lower as rates have declined. The average rate paid on time deposits decreased from 4.58% to 4.10% when comparing the two periods and as a result interest expense declined by $1,352,000. The average rate paid on time deposits had declined as of December 31, 2008 to 3.57%.  Partially offsetting the impact of lower rates was $1,460,000 in additional expense related to the 12.8% increase in average balances.

The competition for deposits, especially time deposits, led to significantly higher rates being paid on these products in 2007. Like other financial institutions, QNB, as a result of consumer demand and the need to retain deposits, offered relatively short maturity time deposits at attractive rates. Most consumers were looking for short maturity time deposits in anticipation of short-term rates continuing to increase. With interest rates declining in the latter part of 2007, the expectation was for time deposit rates to fall; however, this reduction was slow to occur as competitive forces continued to require us to offer high-rate time deposits.

With the unprecedented moves by the Fed during 2008 and the reduced demand for loans, the rates on time deposits being offered did decline significantly.  Approximately $218,096,000, or 70.1%, of time deposits at December 31, 2008 will reprice or mature over the next 12 months. The average rate paid on these time deposits is approximately 3.47%. Given the short-term nature of QNB’s time deposit portfolio and the current rates being offered, it is likely that the average rate paid on time deposits should continue to decline as higher costing time deposits are repriced lower. There are still a few competitors who are offering above market rates on time deposits which could have an impact on the rate QNB needs to pay to retain these deposits. To date QNB has been extremely successful in retaining and growing these balances.

Contributing to the decrease in total interest expense was a reduction in interest expense on short-term borrowings of $338,000. The average rate paid on short-term borrowings declined from 3.53% for 2007 to 2.12% for 2008. Short-term borrowings are primarily comprised of repurchase agreements (a sweep product for commercial customers). While not directly indexed to the Federal funds rate, the rate paid on these accounts moves closely with the Federal funds rate and as a result declined when comparing the two years. Also included in short-term borrowings are overnight Federal funds purchases from correspondent banks and overnight advances from the FHLB. Given the current low cost of these funds relative to short-term time deposit rates it is likely that QNB will consider these as a potential source to fund loan growth.

The average balance of long-term debt was $34,535,000 for 2008 compared with $32,732,000 for 2007, while the average rate paid decreased to 4.28% from 5.21% when comparing the same periods. Two events contributed to the decline in the average rate paid on long-term debt: the April 2007 balance sheet restructuring in which QNB prepaid $50,000,000 of FHLB advances with a cost of 5.55% and replaced half with a $25,000,000 repurchase agreement with a cost of 4.78% and the borrowing by QNB in January 2008 of $10,000,000 from the FHLB at a cost of 2.97% for two years. At the time, this type of wholesale funding was a better alternative to higher costing time deposits and overnight funding.

When analyzing 2007 compared with 2006, net interest income on a tax-equivalent basis increased $1,455,000, or 8.3%, to $18,987,000. Over this same period the net interest margin increased 20 basis points to 3.32% and average earning assets grew 2.0%. The increase in net interest income, as well as the improvement in the net interest margin, is primarily a reflection of the balance sheet restructuring entered into in April 2007 and discussed previously. The sale of low yielding investment securities and the reinvestment of most of those proceeds into higher yielding securities contributed to the increase in the tax-equivalent yield on the investment portfolio. The average yield on investment securities for 2007 was 5.60%, an increase of 58 basis points from the 5.02% reported in 2006. On the funding side, the replacement of higher costing FHLB advances with lower costing repurchase agreements resulted in a reduction in the average rate paid on long-term debt from 5.60% during 2006 to 5.21% for 2007. Also contributing to the increase in net interest income, and the improvement in the net interest margin, was the continued shift in earning assets from investment securities to higher yielding commercial loans. This shift, along with the growth in earning assets, has helped offset the continued pressure on the net interest margin from higher funding costs resulting from the strong competition for deposits, particularly short-term time deposits and money market accounts.

Total interest income increased $3,287,000, or 9.8%, in 2007, to $36,725,000.  The increases in interest income attributable to volume and rate were $1,394,000 and $1,893,000, respectively. The yield on earning assets on a tax-equivalent basis was 6.41% for 2007, compared to 5.96% for 2006.

Interest income on investment securities decreased $196,000 for 2007 compared with 2006. Average balances decreased $26,969,000, or 11.9%, resulting in a reduction in interest income of $1,294,000. The lower average balance of securities is the result of both the deleveraging of the balance sheet through the reduction of long-term debt as part of the restructuring transaction as well as the continued growth in commercial loans. As noted above, the average yield earned on the portfolio increased 58 basis points contributing an additional $1,098,000 in interest income. Interest income on U.S. Government bonds increased $288,000 as the yield on these securities increased from 4.88% in 2006 to 5.58% in 2007. This category of investments was included as part of the restructuring transaction. Mortgage-backed securities and CMOs were also included in the transaction. The yield on this category increased from 4.32% for 2006 to 5.19% for 2007 and contributed an additional $893,000 in interest income. This impact was offset by a $20,946,000, or 16.9%, reduction in average balances resulting in a reduction in income of $904,000. Income on tax-exempt state and municipal securities declined by $243,000 as the average balance decreased $3,547,000 or 8.2%. QNB was not an active buyer in this market in 2007. The category of other securities includes corporate bonds, floating rate trust preferred securities and equity securities. Interest on these investment securities declined by $240,000, with lower volume accounting for $183,000 of the decline. Average balances declined by $2,893,000, or 13.4%, between 2006 and 2007.

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

Tax-exempt loan income increased $224,000 with an increase in average balances contributing $156,000. The average balance of tax-exempt loans increased $2,666,000 when comparing 2007 to 2006. The yield on tax-exempt loans increased from 5.86% for 2006 to 6.14% for 2007. The impact of both the origination of new loans at higher rates along with the repricing of existing loans at higher rates contributed to this increase in yield. Income from indirect lease financing receivables increased $367,000 with volume accounting for most of the increase. Average balances increased from $9,931,000 for 2006 to $13,471,000 for 2007, while the average yield increased from 9.16% to 9.48% during the same time period. The increase in average balances reflects the timing of when these loans were recorded in 2006. The balance of outstanding indirect lease financing loans has been relatively stable over 2007 as new originations have replaced pay-downs. The balance of these loans at December 31, 2007 and 2006 was $13,431,000 and $13,405,000, respectively. The origination of these loans has been hurt by the slowdown in the economy and the industries that typically use this type of financing.

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

Partially offsetting the increase in interest expense on time deposits was a $1,368,000 reduction in interest expense on long-term debt. As a result of the balance sheet restructuring and the maturity of $2,000,000 of floating rate FHLB borrowings, the average balance of long-term debt decreased from $54,901,000 for 2006 to $32,732,000 for 2007. This reduction in balances resulted in a reduction in interest expense of $1,240,000. The average rate paid on long-term debt decreased from 5.60% to 5.21% when comparing the same periods, resulting in a reduction in interest expense of $128,000.

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

Interest expense on money market accounts increased $85,000, with an increase in balances contributing $39,000 in additional expense and an increase in rate accounting for $46,000. Average money market account balances increased $1,329,000, or 2.6%, while the rate paid increased from 2.92% in 2006 to 3.01% in 2007. During 2006, the primary money market product offered was the Treasury Select product which was indexed to a percentage of the 91-day Treasury bill rate based on balances in the account. The rate on this product increased as short-term interest rates increased. In addition, in response to competition, QNB promoted a 4.00% minimum rate on this product for new accounts with balances over $10,000 or for existing accounts with additional deposits of $5,000.  This 4.00% promotional rate was offered for most of 2006 and was above the calculated rate under the terms of this product. In 2007, the Treasury Select Money Market account was changed to the Select Money Market account, and the rate on this product is determined by QNB and is no longer indexed to the 91-day Treasury bill. However, because of the continued strong competition for these deposits, QNB maintained a rate close to 4.00% for balances over $75,000 for most of 2007.

Interest expense on short-term borrowings increased $73,000 in 2007, to $809,000, as a result of increases in both rates paid and average balances. The average rate paid increased from 3.43% for 2006 to 3.53% for 2007, while average balances increased $1,457,000 or 6.8% to $22,930,000. Average short-term repurchase agreements (a sweep product for commercial customers), increased from $19,755,000 in 2006 to $21,700,000 in 2007.

Provision For Loan Losses
The provision for loan losses represents management’s determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management’s best estimate of the known and inherent losses in the loan portfolio. Actual loan losses, net of recoveries, serve to reduce the allowance. During 2008, QNB recorded a provision for loan losses of $1,325,000, compared with $700,000 for 2007. A slowdown in the local and regional economy and a softening of the residential real estate market has resulted in an increase in unemployment and lower home values. These factors combined with higher energy and food costs and instability in financial markets has had a negative impact on both consumers and small businesses and has contributed to an increase in the amount of loans charged-off, particularly in the purchased lease portfolio. This increase in the amount of loans charged-off, a slight increase in non-performing loans, inherent risk related to loan growth and current economic conditions contributed to management’s decision to increase the provision for loan losses in 2008 by $625,000 when comparing 2008 to 2007. Continued strong growth in the loan portfolio or further deterioration in credit quality could result in an increase in the provision in 2009.

Non-Interest Income
QNB, through its core banking business, generates various fees and service charges. Total non-interest income is composed of service charges on deposit accounts, ATM and check card income, income on bank-owned life insurance, mortgage servicing fees, gains and losses on the sale of investment securities and residential mortgage loans.

Total non-interest income was $3,300,000 in 2008 compared with $907,000 in 2007, an increase of $2,393,000. Included in total non-interest income were net securities losses of $609,000 in 2008 and $2,815,000 in 2007, a difference of $2,206,000. The following chart compares non-interest income excluding gains and losses and other non-core operating activities in both years thereby presenting a more representative view of non-interest income. Based on this non-interest income was $3,499,000 in 2008 compared with $3,591,000 in 2007, a decline of $92,000, or 2.6%.

Year ended December 31,	2008	2007
Total non-interest income, as reported	$3,300	$907
Less adjustments for non-core operating activities:
Net loss on investment securities available-for-sale	(609)	(2,815)
Visa income	230	—
Net gain on sale of loans	93	109
Gain (loss) on sale of repossessed assets	17	(1)
(Loss) gain on disposal of fixed assets	(2)	12
Income from life insurance proceeds	48	6
Sales tax refund	24	5
Total non-interest income excluding non-core operating activities	$3,499	$3,591

Fees for services to customers, the largest component of non-interest income, are primarily comprised of service charges on deposit accounts. These fees were $1,803,000 for 2008, a $30,000, or 1.6%, decline from 2007. Overdraft charges, which represent approximately 82% of total fees for services to customers, declined by $50,000 when comparing 2008 to 2007. This variance is a result of volume fluctuations, as the item charge has remained the same. Also contributing to the decline was a $13,000 reduction in transaction fees earned when customers use ATMs that are not in QNB’s network. Partially offsetting these variances was a $27,000 increase in fees on business checking accounts. This increase reflects the impact of a lower earnings credit rate in 2008 compared to 2007, resulting from the decline in short-term interest rates. These credits are applied against service charges incurred.

ATM and debit card income is primarily comprised of transaction income on debit and ATM cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $929,000 in 2008, an increase of $71,000, or 8.3%, from the amount recorded in 2007. Debit card income increased $42,000, or 6.7%, to $669,000, in 2008.  The increase in debit card income was a result of the continuing increased reliance on the card as a means of paying for goods and services by both consumers and business cardholders. However, the rate of increase has slowed as spending by both consumers and businesses declined as the economy contracted. An increase in PIN-based transactions resulted in additional interchange income of $34,000 when comparing 2008 to 2007. During the third quarter of 2008, QNB introduced eRewards checking, a high yield checking account which requires a minimum of twelve debit card transactions per statement cycle to receive the high interest rate. This may result in an increase in debit card transactions, helping offset the impact of a slowdown in spending.

Income on bank-owned life insurance represents the earnings and death benefits on life insurance policies in which the Bank is the beneficiary. Income on these policies was $343,000 and $301,000 in 2008 and 2007, respectively. Included in these amounts was life insurance death benefit income of $48,000 in 2008 and $6,000 in 2007 which accounts for the increase between 2007 and 2008. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which minimize how low the earnings rate can go. Some of these policies are currently at their floor.

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over the period of net servicing income or loss. Servicing assets are assessed for impairment based on their fair value. Mortgage servicing fees were $69,000 in 2008, compared to $105,000 in 2007. Included in mortgage servicing income in 2008 was a negative fair value adjustment of $32,000 recorded against certain tranches of mortgage servicing rights whose fair value had declined below book value. The secondary market for mortgage servicing rights has deteriorated significantly during 2008 as a result of a number of factors, including: an increase in perceived servicing costs due to forecasted increased collection efforts, bankruptcies and foreclosures, a decline in prevailing mortgage rates resulting in higher forecasted mortgage prepayment speeds, and a general increase in risk aversion toward mortgage assets in general, and mortgage servicing rights in particular. Also negatively impacting mortgage servicing income over the period was an increase in amortization expense. Amortization expense related to the mortgage servicing asset was $77,000 in 2008 and $70,000 in 2007. The increase in amortization expense over the past year reflects the acceleration in mortgage activity, including early payoffs through mortgage refinancing. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded. For additional information on intangible assets see Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed-income portfolio in an effort to take advantage of changes in the shape of the yield curve, changes in spread relationships in different sectors, and for liquidity purposes, as needed. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio.

QNB recorded a net loss on investment securities of $609,000 for 2008. Included in this amount were other-than-temporary impairment charges of $917,000 related to certain securities in its equity portfolio. Excluding this impairment related item, net gains on the sale of available-for-sale securities were $308,000 in 2008 and included $67,000 in gains from the fixed income portfolio and $241,000 in gains from the equity portfolio. QNB will continue to monitor the equity portfolio for other-than-temporary impairment charges in light of the significant declines in the stock market at the end of 2008 and in early 2009. For 2007, QNB recorded a net loss on investment securities of $2,815,000. Included in this amount were first quarter impairment losses of $2,758,000 in the fixed-income portfolio resulting from the previously discussed restructuring transaction. In addition, during the fourth quarter of 2007, in response to the decline in the stock markets, QNB recorded an impairment charge of $200,000 related to certain securities in its equity portfolio. Excluding these impairment related items, net gains on the sale of available-for-sale securities were $143,000 in 2007. Included in the $143,000 of gains for 2007 were $29,000 in gains from the fixed income portfolio and $114,000 in gains from the equity portfolio.

The net gain on the sale of residential mortgage loans was $93,000 and $109,000 in 2008 and 2007, respectively. Residential mortgage loans to be sold are identified at origination. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Included in the gains on the sale of residential mortgages in 2008 and 2007 were $60,000 and $49,000, respectively, related to the recognition of mortgage servicing assets. Proceeds from the sale of residential mortgages were $7,958,000 and $6,550,000, respectively, during these same years.  The lower amount of gains in 2008 reflects the volatile nature of interest rates during the year, the difficulties experienced in the mortgage market and an increase in the amount of delivery fees charged by secondary market participants. QNB anticipates an increase in mortgage activity in 2009 as a result of borrowers taking advantage of historically low interest rates resulting from actions taken by the Federal Reserve and the Treasury.

Other income was $672,000 and $516,000 in 2008 and 2007, respectively. When comparing 2008 to 2007, positively impacting other income for 2008 was the first quarter recognition of $230,000 of income as a result of the Visa initial public offering comprised of a $175,000 gain related to the mandatory redemption of shares of restricted common stock in Visa and $55,000 of income related to the reversal of liabilities recorded in the fourth quarter of 2007 to fund settlements of, or judgments in, indemnified litigation involving Visa. This was partially offset by a reduction of official check income of $67,000, primarily due to vendor pricing changes and the significant decline in the Federal funds rate during the year, which impacts the earnings on the clearing balance requirement. As of 2009, the official check process will no longer be outsourced to a third party. Also contributing to the increase in other operating income was a $24,000 sales tax refund compared to a refund of $5,000 for 2007. Income from QNB’s ownership interest in Laurel Abstract Company LLC, a title insurance company, declined by $9,000 when comparing 2008 to 2007. This decline reflects the slowdown in the residential mortgage market. Also declining was income from processing merchant transactions of $11,000, and retail brokerage income which lagged behind 2007 by $10,000. Partially offsetting these declines in income were higher gains on the sale of repossessed assets of $18,000 and an increase in commissions on the origination of reverse mortgages of $7,000.

Non-Interest Income Comparison
			Change from Prior Year
Year Ended December 31,	2008	2007	Amount	Percent
Fees for services to customers	$1,803	$1,833	$(30)	(1.6)%
ATM and debit card	929	858	71	8.3
Bank-owned life insurance	343	301	42	14.0
Mortgage servicing fees	69	105	(36)	(34.3)
Net loss on investment securities available-for-sale	(609)	(2,815)	2,206	(78.4)
Net gain on sale of loans	93	109	(16)	14.7
Other	672	516	156	30.2
Total	$3,300	$907	$2,393	263.8%

Non-Interest Expense
Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services and various other operating expenses. Total non-interest expense in 2008 increased $187,000 to $14,628,000. Included in non-interest expense in 2007 was a $740,000 charge related to the prepayment of the FHLB advances that were part of the balance sheet restructuring transaction and a $55,000 charge related to QNB’s portion of Visa litigation settlement costs. Excluding these two items, total non-interest expense would have been $13,646,000 for 2007 compared to $14,628,000 for 2008, an increase of $982,000, or 7.2%. QNB’s overhead efficiency ratio, which represents the percentage of each dollar of revenue that is used for non-interest expense, is calculated by taking non-interest expense divided by net operating revenue on a tax-equivalent basis. QNB’s efficiency ratios for 2008 and 2007 were 59.1% and 72.6%, respectively. Excluding the impact of the FHLB prepayment penalty in 2007 and securities losses and Visa activity in both years, QNB’s efficiency ratio was 58.2% in 2008 and 60.3% in 2007.

Salaries and benefits expense is the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments where appropriate. Salaries and benefits expense for 2008 was $7,977,000, an increase of $513,000, or 6.9%, over the $7,464,000 reported in 2007. The accrual for incentive compensation, including the related payroll tax expense, for all employees was $212,000 in 2008 compared with $30,000 in 2007.  Also contributing to the increase in salary expense was an increase of six in the average number of full-time equivalent employees. During the year QNB added commercial lending and credit administration personnel as well as the staff at the Wescosville branch office. Also, included in salary expense in 2008 and 2007 was $61,000 and $102,000 of stock option expense associated with the accounting for SFAS No. 123R.  Benefit expense for 2008 and 2007 was $1,532,000 and $1,420,000, respectively.  Contributing to the increase in the benefits category was an expense of $38,000 related to the adoption of EITF 06-04 Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance, which was adopted January 1, 2008. Medical, dental, long-term disability and life insurance expense increased $27,000 compared to 2007, a 5.5% increase. The Company was able to contain health insurance premium increases by utilizing higher deductible plans for 2008.

Net occupancy expense for 2008 was $1,337,000, an increase of $107,000, or 8.7%, from the amount reported in 2007. Contributing to the increase were higher depreciation costs for building and leasehold improvements of $41,000 and higher rent expense of $21,000. Some of the increase in depreciation expense relates to a full year of depreciation on the renovations at the Downtown office. The increase in branch rent expense relates to the opening of the temporary Wescosville branch in November, an increase in common area maintenance charges at some leased locations, an increase in rent at one branch location and the operations center’s parking facilities and a full year of lease expense for two ATMs at a local shopping center deployed during the third quarter of 2007. Building repairs and maintenance and utilities accounted for $20,000 and $18,000, respectively of the increase in net occupancy expense. A portion of the increase in building repairs and maintenance was a result of the opening of the Wescosville branch in 2008. Due to the short term nature of the lease agreement some items were expensed. It is anticipated that the permanent branch in Wescosville will open in late 2009 or early 2010.

Furniture and equipment expense increased $163,000, or 15.2%, to $1,237,000, when comparing 2008 to 2007. Depreciation and amortization expense contributed $104,000 to this increase. Projects related to branch deposit capture, electronic statement delivery, document imaging, loan administration and eRewards checking were completed during 2008 and contributed to the increase in depreciation and amortization expense. In addition, new furniture and equipment was purchased as part of the renovations to the Downtown office and the new Wescosville branch. Also contributing to the increase in furniture and equipment expense for 2008 were higher costs associated with equipment maintenance of $21,000 as well as an increase in equipment rentals of $10,000. The increase in equipment maintenance expense relates to new contracts on some of the above mentioned projects as well as price increases on existing contracts. The increase in equipment rental expense relates to the two ATMs noted above. Furniture and equipment under $1,000 are generally not capitalized. These items increased $24,000 from 2007 and included IT purchases as well as items needed for the Wescosville branch.

Third-party services are comprised of professional services including legal, accounting and auditing, and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third-party services expense was $807,000 in 2008, compared to $778,000 in 2007, an increase of $29,000, or 3.7%. The increase in third-party services relates primarily to costs associated with human resource consulting and employee benefits administration, data conversion expense for IT projects, increased fees for correspondent banking services and internet bill pay and the outsourcing of the modeling of the asset liability management reports. Partially offsetting these increases were reductions in audit and accounting fees of $18,000 and legal expense of $12,000. Audit and accounting fees declined as a result of QNB no longer being classified as an accelerated filer for SEC purposes effective with the 2008 Form 10-K. This eliminated the requirement for an external audit of internal controls for 2008. The higher legal costs in 2007 relate primarily to the Bank’s charter change in 2007.

Telephone, postage and supplies expense increased $71,000, or 12.8%, to $625,000. Telephone expense increased $41,000 due to the installation of new T-1 lines and redundancy costs incurred during the testing period as well as several months of an additional branch location. Supplies expense increased $47,000 when comparing 2008 to 2007. Some of the increase in supplies expense relates to costs associated with the rebranding of QNB Bank, including the purchase of new supplies, plastics for debit cards and obsolescence costs related to the old Quakertown National Bank supplies. The cost of supplies for an additional branch for a portion of 2008 also contributed to the increased expense. Despite the 2.4% rate increase by the U.S. postal service in May of 2008 postage expense declined $17,000 compared to 2007. During 2007, QNB began offering electronic statement delivery to its customers. The adoption of this technology by customers as well as an overall decline in items mailed resulted in postage savings.

State tax expense represents the payment of the Pennsylvania Shares Tax, which is based primarily on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax.  State tax expense was $507,000 and $489,000 for the years 2008 and 2007, respectively. The Pennsylvania Shares Tax increased $33,000 in 2008 reflecting higher equity levels. The Pennsylvania Shares Tax for 2008 was $503,000.

Other expense increased $38,000, or 2.7%, to $1,450,000 for the year ended December 31, 2008. FDIC premiums increased $216,000, to $273,000, when comparing 2008 to 2007. During 2007 QNB had a credit from prior year payments that was used to offset a majority of the premiums. This credit was completely utilized in early 2008. As discussed on page 6 under the caption “FDIC Insurance Assessments,” the premiums for 2009 are anticipated to increase substantially. Costs related to the repossession and maintenance of loan collateral increased $49,000 when comparing 2008 to 2007. This was primarily related to an increase in the volume of repossessed assets during the year, mostly equipment and vehicles held as collateral for the indirect lease portfolio. These increases were partially offset by a $95,000 reduction in regulatory assessment costs, a savings resulting from the change in charter from a National bank to a State-chartered bank in late 2007. In addition, amortization expense of core deposit intangibles was $0 for 2008 compared to $43,000 for 2007. These deposits were purchased in 1997 and became fully amortized, for book purposes, as of December 31, 2007. Other expense in 2007 also included the accrual of $55,000 related to the Visa litigation.

Non-Interest Expense Comparison
			Change from Prior Year
Year Ended December 31,	2008	2007	Amount	Percent
Salaries and employee benefits	$7,977	$7,464	$513	6.9%
Net occupancy	1,337	1,230	107	8.7
Furniture and equipment	1,237	1,074	163	15.2
Marketing	688	700	(12)	(1.7)
Third party services	807	778	29	3.7
Telephone, postage and supplies	625	554	71	12.8
State taxes	507	489	18	3.7
Loss on prepayment of FHLB advances	—	740	(740)	(100.0)
Other	1,450	1,412	38	2.7
Total	$14,628	$14,441	$187	1.3%

Income Taxes
Applicable income taxes and effective tax rates were $1,560,000, or 21.3%, for 2008 compared to $286,000, or 8.6%, for 2007. The low effective tax rate for 2007 is primarily the result of the charges related to the restructuring transactions, involving the sale of securities and the prepayment of FHLB advances, which reduced the amount of taxable income and as a result, tax-exempt income from loans and securities comprised a higher proportion of pre-tax income. For a more comprehensive analysis of income tax expense and deferred taxes, refer to Note 12 in the Notes to Consolidated Financial Statements.

Financial Condition
Financial service organizations are challenged to demonstrate they can generate sustainable and consistent earnings growth in a dynamic operating environment. This challenge was evident in 2008 as financial institutions, including QNB, had to operate in a unprecedented economic environment which included a global recession, the freeze-up in credit markets, the bursting of the housing bubble, significant losses in the equity markets and historically low interest rates.  This difficult economic environment is anticipated to continue throughout 2009.

QNB operates in an attractive but highly competitive market for financial services.  Competition comes in many forms including other local community banks, regional banks, national financial institutions and credit unions, all with a physical presence in the markets we serve. In addition, other strong forms of competition have emerged, such as internet banks. The internet has enabled customers to “rate shop” financial institutions throughout the nation, both for deposits and retail loans. QNB has been able to compete effectively by emphasizing a consistently high level of customer service, including local decision-making on loans and by providing a broad range of high quality financial products designed to address the specific needs of our customers. The establishment of long-term customer relationships and customer loyalty remain our primary focus.

As interest rates declined throughout 2008, low cost non-maturity deposit growth remained a challenge. Customers were looking for higher yielding products such as short-term time deposits. As a result, most of the growth in total deposits for QNB was in time deposits. While QNB seeks to price its deposits competitively, it attempts to do so in a manner that will minimize the negative impact on the net interest margin. On the asset side, as a result of the difficult economic environment the demand for loans by both consumers and businesses slowed in comparison to prior years, resulting in increased competition and slower growth.

Total assets at year-end 2008 were $664,394,000, compared with $609,813,000 at December 31, 2007, an increase of $54,581,000, or 9.0%.  The growth in total assets since December 31, 2007 was centered in both investment securities and loans which increased $27,662,000 and $22,563,000, respectively. Most of the growth in the loan portfolio occurred during the fourth quarter of 2008. On the liability side, total deposits increased by $55,666,000, or 11.3%, since year-end 2007. Time deposits continued to be the product of choice, increasing $56,252,000 since December 31, 2007 with time deposits of $100,000 or more increasing $40,377,000. Contributing to the increase in deposits was the opening of QNB’s new branch in the fast growing areas of Wescosville and Emmaus in Lehigh County. This location, which opened in November, had total deposits of $22,479,000 at December 31, 2008. When comparing December 31, 2007 to December 31, 2008, short-term borrowings declined from $33,990,000 to $21,663,000. Commercial sweep accounts recorded as repurchase agreements declined by $8,401,000 to $21,063,000 at December 31, 2008. Some of the decline in the commercial sweep product is a result of funds being moved to time deposits over $100,000, as these offered higher rates than the sweep product. Partially offsetting the decline in short-term borrowings was an increase of $10,000,000 in FHLB advances, classified as long-term debt, that mature in January 2010.

Average total assets increased 4.8% in 2008 and 1.3% in 2007. Average total loans increased 5.1% in 2008 compared to 12.6% in 2007, while average total deposits increased 5.0% in 2008 and 5.8% in 2007.

The following discussion will further detail QNB’s financial condition during 2008 and 2007.

Investment Securities and Other Short-Term Investments
QNB had $4,541,000 of Federal funds sold at December 31, 2008 compared with no Federal funds sold at December 31, 2007.  Average Federal funds sold were $6,281,000 in 2008, basically unchanged from the $6,252,000 reported in 2007. Given the decline in the Federal funds rate to between 0.0% and 0.25%, it is anticipated that QNB will attempt to keep its Federal funds balances low by being fully invested in debt securities or AAA rated money market mutual funds.

Total investment securities at December 31, 2008 and 2007 were $223,195,000 and $195,533,000, respectively. For the same periods, approximately 72.3% and 65.7%, respectively, of QNB’s investment securities were either U.S. Government, U.S. Government agency debt securities, U.S. Government agency issued mortgage-backed securities or collateralized mortgage obligation securities (CMOs). As of December 31, 2008, QNB held no securities of any one issue or any one issuer (excluding the U.S. Government and its agencies) that were in excess of 10% of shareholders’ equity.

The 14.1% increase between December 31, 2007 and December 31, 2008 represents the first year over year increase in the investment portfolio since 2004. A primary goal of QNB has been to increase its loans outstanding and its loan to deposit ratio, which it has done successfully. With the economic slow-down the rate of deposit growth exceeded the rate of loan growth in 2008; the excess funds were invested in the securities portfolio. Average investment securities increased $11,513,000, or 5.8%, to $210,737,000 in 2008, compared with a $26,969,000, or 11.9%, decrease in 2007.

In light of the fact that QNB’s investment portfolio represents a significant portion of earning assets and interest income, QNB actively manages the portfolio in an attempt to maximize earnings, while considering liquidity needs, interest rate risk and credit risk. Proceeds from the sale of investments were $4,128,000 in 2008 compared to $102,394,000 during 2007. The significant amount of sales activity in 2007 relates primarily to the $92,000,000 restructuring transaction discussed previously.  In addition to the proceeds from the sale of investment securities, proceeds from maturities, calls and prepayments of securities were $46,301,000 in 2008, compared with $32,836,000 in 2007. The 2008 proceeds along with the increase in deposits were used primarily to fund loan growth and purchase replacement securities. The 2007 proceeds were used to reduce long-term debt, fund loan growth and deposit withdrawals and purchase replacement securities. In 2008, $81,138,000 of investment securities were purchased compared with $105,034,000 in 2007.

Despite the amount of activity in the portfolio, the composition of the portfolio remained relatively unchanged over the past year. Mortgage-backed securities still represent the largest sector in the portfolio at 30.2% of balances at the end of 2008 compared with 29.4% at the end of 2007. CMOs increased to 22.0% of the portfolio at December 31, 2008, compared with 20.9% at December 31, 2007. Tax-exempt state and municipal securities represented 20.6% of the portfolio at December 31, 2008, compared with 22.2% at December 31, 2007. U.S. Government agency securities increased from 15.6% of the portfolio at the end of 2007 to 19.8% of the portfolio at December 31, 2008. The increase in agency securities is primarily the result of the purchase of $8,000,000 of callable securities that were used to match the maturity of time deposits of a local school district. Other debt securities, which includes corporate bonds, pooled trust preferred securities, and equity securities decreased to 5.2% of the portfolio at the end of 2008 compared with 9.4% of the portfolio at December 31, 2007. The decline in other debt securities is primarily the result of the sale of approximately $2,000,000 of Lehman Brothers bonds at a small gain as well as the decline in fair value of the pooled trust preferred securities. In January 2009, QNB sold another $6,000,000 in corporate bonds issued by financial institutions at a gain of $136,000. These sales were made to reduce the credit risk in the portfolio.  The weighted average yield on the portfolio as of December 31, 2008 and 2007 was 5.52% and 5.67%, respectively. The decline in yield is the result of purchases being made in a lower interest rate environment. It is anticipated that the yield will continue to decline in 2009 as the proceeds from the call and maturity of investment securities is reinvested at lower rates.

Turbulence in the credit markets first came to light during the summer of 2007 with concerns raised about the subprime residential mortgage market (i.e. loans to borrowers with weak credit histories). This concern quickly spread to other credit markets including the collateralized debt obligations (CDO) market, corporate bond market and the municipal bond market. CDOs are securities derived from the packaging of various assets with many backed by subprime mortgages. These instruments are complex and difficult to value.  QNB did a review of its mortgage related securities and concluded that it has minimal exposure to subprime mortgages within its mortgage-backed securities portfolio and its CMO portfolio (both U.S. Government sponsored agency issued securities (FHLMC and FNMA) and non-agency issued securities). QNB does not own any CDOs backed by subprime mortgages.

QNB does own CDOs in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by financial institutions, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. The senior tranches have the greatest level of protection, then the mezzanine tranches, and finally the income note holders who have the least protection. QNB holds eight of these securities with an amortized cost of $5,094,000 and a fair value of $1,963,000. All of the trust preferred securities are available-for-sale securities and are carried at fair value with changes in fair value being reflected on the balance sheet. The changes are also reflected in other comprehensive income, but are not included in the income statement. The market for these securities at December 31, 2008 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new pooled trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels. Thus in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer. Although these securities are classified as available-for-sale, the Company does have the ability and intent to hold these investments until maturity or for a reasonable time period sufficient to allow for a recovery of fair value. All of the trust preferred securities are rated lower than AA and are subject to the guidance of EITF 99-20-1. Cash flow analyses for these trust preferred securities were prepared using various default and deferral scenarios of the issuers to determine if there was possible impairment. No other-than-temporary impairment charges on any of these trust preferred securities has been incurred as of December 31, 2008. It is possible that future calculations could require recording an OTTI charge through earnings. Of these securities, trust preferred securities with an amortized cost of $2,475,000 and a fair value of $689,000 were downgraded to Baa2 by Moody’s during 2008 and are the securities that are most susceptible to other than temporary impairment in the future.

The municipal bond market was negatively impacted by the knowledge that the monoline insurance carriers that insure municipal bonds and support their AAA ratings had also insured investments comprised of subprime mortgages. The capital strength of these companies came into question, as did their AAA credit ratings.  A review of the municipal portfolio included a review of the concentration with any one insurance provider as well as the underlying credit rating of the issuer. Historically, very few states and municipalities default on their obligations. Based on this review, QNB believes it has minimal credit risk in its municipal bond portfolio. As mentioned previously, in order to reduce credit risk in the investment portfolio, QNB sold all of its remaining corporate bonds issued by financial institutions in January 2009.

QNB accounts for its investments by classifying its securities into three categories. Securities that QNB has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders’ equity. Management determines the appropriate classification of securities at the time of purchase. QNB held no trading securities at December 31, 2008 or 2007.

At December 31, 2008 and 2007, investment securities totaling $101,302,000 and $107,750,000, respectively, were pledged as collateral for repurchase agreements and public deposits.

Investment Portfolio History
December 31,	2008	2007	2006
Investment Securities Available-for-Sale
U.S. Treasuries	$5,124	$5,037	$4,984
U.S. Government agencies	44,194	30,502	33,244
State and municipal securities	42,300	39,368	36,121
Mortgage-backed securities	67,347	57,411	67,471
Collateralized mortgage obligations (CMOs)	49,067	40,775	59,033
Other debt securities	8,476	14,301	14,373
Equity securities	3,089	4,158	4,592
Total investment securities available-for-sale	$219,597	$191,552	$219,818
Investment Securities Held-to-Maturity
State and municipal securities	$3,598	$3,981	$5,021
Total investment securities held-to-maturity	$3,598	$3,981	$5,021
Total investment securities	$223,195	$195,533	$224,839

Investment Portfolio Weighted Average Yields
December 31, 2008	Under 1 Year	1-5 Years	5-10 Years	Over 10 Years	Total
Investment Securities Available-for-Sale
U.S. Treasuries:
Fair value	$4,106	$1,018	—	—	$5,124
Weighted average yield	1.87%	.51%	—	—	1.60%
U.S. Government agencies:
Fair value	—	$20,869	$18,322	$5,003	$44,194
Weighted average yield	—	4.51%	4.82%	4.92%	4.68%
State and municipal securities:
Fair value	—	$6,227	$19,136	$16,937	$42,300
Weighted average yield	—	4.69%	6.68%	6.02%	6.12%
Mortgage-backed securities:
Fair value	—	$67,347	—	—	$67,347
Weighted average yield	—	5.53%	—	—	5.53%
Collateralized mortgage obligations (CMOs):
Fair value	$33,384	$15,683	—	—	$49,067
Weighted average yield	6.52%	5.64%	—	—	6.23%
Other debt securities:
Fair value	$2,040	$6,436	—	—	$8,476
Weighted average yield	7.22%	5.24%	—	—	5.58%
Equity securities:
Fair value	—	—	—	$3,089	$3,089
Weighted average yield	—	—	—	3.22%	3.22%
Total fair value	$39,530	$117,580	$37,458	$25,029	$219,597
Weighted average yield	6.07%	5.25%	5.77%	5.43%	5.50%
Investment Securities Held-to-Maturity
State and municipal securities:
Amortized cost	—	$605	$2,993	—	$3,598
Weighted average yield	—	7.00%	6.91%	—	6.93%
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

Investments Available-For-Sale
Available-for-sale investment securities include securities that management intends to use as part of its liquidity and asset/liability management strategy. These securities may be sold in response to changes in market interest rates, related changes in the securities prepayment risk or in response to the need for liquidity. At December 31, 2008, the fair value of investment securities available-for-sale was $219,597,000, or $353,000 below the amortized cost of $219,950,000. This compared to a fair value of $191,552,000, or $2,279,000 above the amortized cost of $189,273,000, at December 31, 2007.  An unrealized holding loss of $233,000, net of tax, was recorded as a decrease to shareholders’ equity as of December 31, 2008, while an unrealized holding gain of $1,504,000, net of tax, was recorded as an increase to shareholders’ equity as of December 31, 2007. The fair value of the portfolio, especially the mortgage-backed, agency issued CMO and agency sectors, benefited from the significant decline in interest rates. However, this benefit was offset by the decline in fair value of the pooled trust preferred issues as discussed above as well as by the decline in fair value of municipal bonds and nonagency issued CMOs resulting from the widening of spreads because of credit and liquidity concerns.  The available-for-sale portfolio, excluding equity securities, had a weighted average maturity of approximately 2 years 7 months at December 31, 2008, and 3 years 8 months at December 31, 2007. The weighted average tax-equivalent yield was 5.50% and 5.65% at December 31, 2008 and 2007, respectively.

The weighted average maturity is based on the stated contractual maturity or likely call date of all securities except for mortgage-backed securities and CMOs, which are based on estimated average life. The maturity of the portfolio could be shorter if interest rates would decline and prepayments on mortgage-backed securities and CMOs increase or if more securities are called. However, the estimated average life could be longer if rates were to increase and principal payments on mortgage-backed securities and CMOs would slow or bonds anticipated to be called are not called. The interest rate sensitivity analysis on page 46 reflects the repricing term of the securities portfolio based upon estimated call dates and anticipated cash flows assuming an unchanged, as well as a simulated, interest rate environment.

Investments Held-To-Maturity
Investment securities held-to-maturity are recorded at amortized cost. Included in this portfolio are state and municipal securities. At December 31, 2008 and 2007, the amortized cost of investment securities held-to-maturity was $3,598,000 and $3,981,000, respectively, and the fair value was $3,683,000 and $4,122,000, respectively. The held-to-maturity portfolio had a weighted average maturity of approximately 2 years 4 months at December 31, 2008, and 2 years 9 months at December 31, 2007. The weighted average tax-equivalent yield was 6.93% and 6.78% at December 31, 2008 and 2007, respectively.

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

QNB manages the risk associated with commercial loans, which generally have balances larger than retail loans, by having lenders work in tandem with credit analysts while maintaining independence between personnel. In addition, a Bank loan committee and a committee of the Board of Directors review and approve certain loan requests on a weekly basis. At December 31, 2008, there were no concentrations of loans exceeding 10% of total loans other than disclosed in the table on page 36.

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

Substantially all originations of loans to individuals for residential mortgages with maturities of 20 years or greater are sold in the secondary market. At December 31, 2008 and 2007, real estate residential loans held-for-sale were $120,000 and $668,000, respectively. These loans are carried at the lower of aggregate cost or market.

Total loans, excluding loans held-for-sale, at December 31, 2008 were $403,579,000, an increase of $22,563,000, or 5.9%, from December 31, 2007. This followed a $37,520,000, or 10.9%, increase from December 31, 2006 to December 31, 2007. Average total loans increased 5.1% in 2008 and 12.6% in 2007. A key financial ratio is the loan to deposit ratio which was 73.4% at December 31, 2008, compared with 77.1%, at December 31, 2007. The slower growth rate of loans in 2008, as well as the slight decline in the loan to deposit ratio reflects the impact of the economy on loan demand, both commercial and retail. The Company continues to make credit available to its customers. The hiring of three experienced commercial loan officers in 2008 provides support to our continued goal of increasing loans outstanding and building customer relationships.

The Allowance for Loan Losses Allocation table on page 38 shows the percentage composition of the loan portfolio over the past five years. Between 2007 and 2008 the makeup of the portfolio did not change significantly. Loans secured by commercial real estate represented 35.3% of the portfolio at December 31, 2008 compared with 34.5% of the portfolio at December 31, 2007. Loans secured by commercial real estate increased by $11,107,000, or 8.5%, to $142,499,000 at December 31, 2008, following a 11.2% increase between December 31, 2006 and 2007. While loans secured by commercial real estate represent a significant portion of the total portfolio, the collateral is diversified including investment properties, manufacturing facilities, office buildings, retirement and nursing home facilities, warehouses and owner occupied facilities. Commercial real estate loans have drawn the attention of the regulators in recent years as a potential source of risk. As a result, QNB has increased its monitoring of these types of loans. QNB has had no net charge-offs in this category over the past five years and has $387,000 in loans in this category classified as non-performing as of December 31, 2008.

Real estate loans secured by residential properties increased by $5,366,000, or 4.5%, to $124,538,000 at December 31, 2008, and represented 30.9% of the portfolio at this date, a slight decline from the 31.3% as of December 31, 2007. The increase in the balance in this category in 2008 is centered in commercial purpose loans secured by residential properties, as balances of 1-4 family residential mortgages secured by first liens was relatively unchanged at $22,091,000 at December 31, 2008 and total home equity loans declined by $859,000 or 1.2% to $68,185,000 at December 31, 2008. While QNB does not originate or hold subprime mortgages, or any of the other high-risk mortgage products, it has been impacted by the overall downturn in the residential housing market. QNB sells most of the fixed rate 1-4 family residential mortgage loans it originates, especially in the current low interest rate environment. The demand for home equity loans has declined as home values have stabilized or fallen and some homeowners have already borrowed against the equity in their homes. In the home equity portfolio, fixed rate loans declined by $7,789,000, or 13.6%, while floating rate home equity lines of credit indexed with the prime rate, increased by $6,930,000, or 59.5% to $18,586,000. The movement from fixed rate to floating rate loans reflects the significant decline in the prime rate to 3.25% and the introduction of the Equity Choice product during 2008. This product is a variable rate line of credit indexed to the prime rate that allows the borrower to carve out portions of the variable rate balance and to fix the rate on that portion based on the term and rate at that time. As the fixed rate portion is paid down, the available amount under the line increases. Losses in the real estate loans secured by residential properties category have been negligible over the past five years and non-performing loans in this category were $377,000 as of December 31, 2008.

The commercial and industrial loan category continued to experience strong growth in 2008, increasing $8,793,000, or 9.9%, to end the year at $97,238,000. This followed growth of 21.6% in 2007. Most of the growth in this category in both years was centered in loans to a few customers, both existing and new to QNB. These businesses have a history of strong financial results and in many cases, the loans are also guaranteed by the individuals owning the business. Although a certain number of commercial and industrial loans are considered unsecured, the majority are secured by non-real estate collateral such as equipment, vehicles, accounts receivable and inventory. Net losses in this category were $274,000 for 2008 and non-performing loans in this category totaled $164,000 at December 31, 2008.

At December 31, 2008, indirect lease financing receivables represent approximately 3.2% of the portfolio compared to 3.5% of the portfolio at December 31, 2007. Total balances at December 31, 2008 and 2007 were $12,762,000 and $13,431,000, respectively. This portfolio contains loans to businesses in the trucking and construction industries which have been hit hard by the increase in fuel costs and the slowdown in the economy. As a result of an increase in charge-off and delinquency rates QNB has strengthened its underwriting standards with regard to this portfolio.  QNB experienced net charge-offs in this portfolio of $396,000 in 2008 and nonperforming assets, including repossessed equipment, was $555,000 as of December 31, 2008.

Construction loans decreased $2,065,000 during 2008 to $21,894,000 and represented approximately 5.4% of the loan portfolio at December 31, 2008 compared with 6.3% at December 31, 2007. These loans are primarily to developers and builders for the construction of residential units or commercial buildings, to businesses for the construction of owner occupied facilities or to individuals for construction of their homes. Construction loans are generally made only on projects that have municipal approval. These loans are usually originated to include a short construction period followed by permanent financing provided through a commercial or residential mortgage after construction is complete. Once construction is complete the balance is moved to either the commercial or residential real estate category. There have been no charge-offs in this category over the past five years and there were no non-performing construction loans as of December 31, 2008.

Loan Portfolio
December 31,	2008	2007	2006	2005	2004
Commercial and industrial	$97,238	$88,445	$72,718	$64,812	$57,372
Construction	21,894	23,959	10,503	7,229	7,027
Agricultural	–	25	–	–	–
Real estate-commercial	142,499	131,392	118,166	104,793	98,397
Real estate-residential	124,538	119,172	123,531	112,920	99,893
Consumer	4,483	4,442	5,044	5,080	5,376
Indirect lease financing	12,762	13,431	13,405	6,451	–
Total loans	403,414	380,866	343,367	301,285	268,065
Unearned costs (fees)	165	150	129	64	(17)
Total loans, net of unearned costs (fees)	$403,579	$381,016	$343,496	$301,349	$268,048

Loan Maturities and Interest Sensitivity
December 31, 2008	Under 1 Year	1-5 Years	Over 5 Years	Total
Commercial and industrial	$14,262	$58,789	$24,187	$97,238
Construction	8,784	2,620	10,490	21,894
Real estate-commercial	5,498	12,467	124,534	142,499
Real estate-residential	7,673	14,199	102,666	124,538
Consumer	739	2,793	951	4,483
Indirect lease financing	535	12,227	–	12,762
Total	$37,491	$103,095	$262,828	$403,414
Demand loans, loans having no stated schedule of repayment and no stated maturity, are included in under one year.

The following shows the amount of loans due after one year that have fixed, variable or adjustable interest rates at December 31, 2008:
Loans with fixed predetermined interest rates:	$110,004
Loans with variable or adjustable interest rates:	$255,919

Non-Performing Assets
Non-performing assets include accruing loans past due 90 days or more, non-accruing loans, restructured loans, other real estate owned and other repossessed assets. The chart below shows the history of non-performing assets over the past five years. Total non-performing assets were $1,627,000 at December 31, 2008, or 0.24%, of total assets. This represents a slight change from the December 31, 2007 balance of $1,621,000 or 0.27% of total assets. QNB’s non-performing loans (non-accrual loans and loans past due 90 days or more) were 0.32% and 0.42% of total loans at December 31, 2008 and 2007, respectively. These percentages compare favorably with the average for Pennsylvania commercial banks with assets between $500 million and $1 billion at 1.34% of total loans as reported by the FDIC using December 31, 2008 data.

Non-accrual loans are those on which the accrual of interest has ceased. Loans and indirect financing leases are placed on non-accrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to protect principal and interest. Included in the loan portfolio are loans on non-accrual status of $830,000 at December 31, 2008 compared with $1,397,000 at December 31, 2007. There was a non-accrual construction loan of $478,000 as of December 31, 2007 for the purpose of building an office building which was paid off in 2008. Non-accrual loans in the indirect lease financing portfolio of $306,000 at December 31, 2008 are generally secured by equipment or vehicles. Repossession of the collateral is in process.

There were no restructured loans as of December 31, 2008 or 2007, as defined in the Financial Accounting Standards Board Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, that have not already been included in loans past due 90 days or more or in non-accrual loans. QNB held one property in other real estate owned as of December 31, 2008 at a carrying amount of $144,000. There was no other real estate owned as of December 31, 2007. Repossessed assets at December 31, 2008 and 2007 were $175,000 and $6,000, respectively, which generally includes commercial trucks and equipment from the indirect leasing portfolio.

Loans not included in past due, non-accrual or restructured categories, but where known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, totaled $21,353,000 and $4,977,000 at December 31, 2008 and 2007, respectively. The increase from 2007 primarily represents loans to customers that have been particularly susceptible to recent economic developments, including automobile and recreational vehicle dealers and residential and commercial builders and developers.

Non-Performing Assets
December 31,	2008	2007	2006	2005	2004
Loans past due 90 days or more not on non-accrual status
Commercial and industrial	$17	–	–	–	–
Real estate-commercial	300	–	–	–	–
Real estate-residential	87	$156	$5	–	$68
Consumer	–	–	4	$14	28
Indirect lease financing	74	62	–	–	–
Total loans past due 90 days or more and accruing	478	218	9	14	96

Loans accounted for on a non-accrual basis
Commercial and industrial	147	202	–	–	372
Construction	–	478	–	–	–
Real estate-commercial	87	103	113	–	–
Real estate-residential	290	246	13	–	–
Consumer	–	–	–	–	1
Indirect lease financing	306	368	290	–	–
Total non-accrual loans	830	1,397	416	–	373

Other real estate owned	144	–	–	–	–
Repossessed assets	175	6	41	–	–
Total non-performing assets	$1,627	$1,621	$466	$14	$469
Total as a percent of total assets	.24%	.27%	.08%	.002%	.08%

Allowance for Loan Losses Allocation
December 31,	2008		2007		2006		2005		2004
	Amount	Percent Gross Loans	Amount	Percent Gross Loans	Amount	Percent Gross Loans	Amount	Percent Gross Loans	Amount	Percent Gross Loans
Balance at end of period applicable to:
Commercial and industrial	$886	24.1%	$850	23.2%	$623	21.2%	$695	21.5%	$869	21.4%
Construction	219	5.4	249	6.3	138	3.0	108	2.4	79	2.6
Real estate-commercial	1396	35.3	1,435	34.5	1,214	34.4	1,258	34.8	1,228	36.7
Real estate-residential	728	30.9	427	31.3	378	36.0	262	37.5	188	37.3
Consumer	69	1.1	56	1.2	61	1.5	23	1.7	23	2.0
Indirect lease financing	410	3.2	259	3.5	214	3.9	29	2.1	–	–
Unallocated	128		3		101		151		225
Total	$3,836	100.0%	$3,279	100.0%	$2,729	100.0%	$2,526	100.0%	$2,612	100.0%
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

Management uses various tools to assess the appropriateness of the allowance for loan losses. One tool is a model that considers a number of relevant factors including: historical loan loss experience, the assigned risk rating of the credit, current and projected credit worthiness of the borrower, current value of the underlying collateral, levels of and trends in delinquencies and non-accrual loans, trends in volume and terms of loans, concentrations of credit, and national and local economic trends and conditions. Other tools utilized to assess the overall reasonableness of the allowance for loan losses include ratio analysis and peer group analysis.

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

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At December 31, 2008 and 2007, the recorded investment in loans for which impairment has been recognized totaled $824,000 and $961,000 of which $238,000 and $847,000, respectively, required no allowance for loan losses. The recorded investment in impaired loans requiring an allowance for loan losses was $586,000 and $114,000 at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007 the related allowance for loan losses associated with these loans was $188,000 and $57,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent.

QNB had net loan charge-offs of $768,000 and $150,000 in 2008 and 2007, respectively. Indirect lease financing net charge-offs were $396,000 and $64,000 for 2008 and 2007, respectively. This portfolio contains loans to businesses in the trucking and construction industries which have been hit hard by the significant increase in fuel costs during 2007 and most of 2008 and the overall slowdown in the economy. Contributing to the increase in net loan charge-offs for 2008 were net charge-offs of $274,000 on commercial and industrial loans compared to $18,000 for 2007. Consumer loans accounted for $98,000 and $62,000 of the net charge-offs in 2008 and 2007 with overdrawn deposit accounts contributing $42,000 and $43,000, respectively, of this total. Other consumer charge-offs related primarily to motorcycle loans and unsecured lines of credit.

The allowance for loan losses was $3,836,000 at December 31, 2008 and represents 0.95% of total loans, compared with $3,279,000, or 0.86% of total loans, at December 31, 2007. QNB’s management determined a $1,325,000 provision for loan losses was appropriate in 2008 compared to a provision of $700,000 for 2007. The higher provision in 2008 included a provision expense of $750,000 in the fourth quarter. A higher level of charge-offs for the quarter, growth in the portfolio and a further deterioration in economic conditions precipitated the need for the additional provision. Despite the increase in loan charge-offs in 2008, QNB’s asset quality remains good. Management believes the allowance for loan losses of $3,836,000 or 0.95% of total loans is adequate as of December 31, 2008 in relation to the estimate of known and inherent losses in the portfolio.

Allowance for Loan Losses
	2008	2007	2006	2005	2004
Allowance for loan losses:
Balance, January 1	$3,279	$2,729	$2,526	$2,612	$2,929

Charge-offs
Commercial and industrial	280	18	5	7	353
Real estate-commercial	–	–	–	–	17
Real estate-residential	–	6	–	6	10
Consumer	137	137	145	102	26
Indirect lease financing	429	125	37	–	–
Total charge-offs	846	286	187	115	406

Recoveries
Commercial and industrial	6	–	2	–	–
Real estate-commercial	–	–	–	–	17
Real estate-residential	–	–	2	–	54
Consumer	39	75	41	29	18
Indirect lease financing	33	61	–	–	–
Total recoveries	78	136	45	29	89
Net charge-offs	(768)	(150)	(142)	(86)	(317)
Provision for loan losses	1,325	700	345	–	–
Balance, December 31	$3,836	$3,279	$2,729	$2,526	$2,612

Total loans (excluding loans held-for-sale):
Average	$382,700	$364,138	$323,578	$278,221	$250,042
Year-end	403,579	381,016	343,496	301,349	268,048

Ratios:
Net charge-offs to:
Average loans	.20%	.04%	.04%	.03%	.13%
Loans at year-end	.19	.04	.04	.03	12
Allowance for loan losses	20.02	4.57	5.20	3.40	12.14
Provision for loan losses	57.96	21.43	41.16	–	–

Allowance for loan losses to:
Average loans	1.00%	.90%	.84%	.91%	1.04%
Loans at year-end	.95	.86	.79	.84	.97

Deposits
QNB primarily attracts deposits from within its market area by offering various deposit products, including demand deposit accounts, interest-bearing demand accounts including a new high yielding eRewards account, money market accounts, savings accounts and time deposit accounts (both certificates of deposit and individual retirement accounts).

Total deposits increased $55,666,000, or 11.3%, to $549,790,000 at December 31, 2008.  This compares to an increase of 3.2% in 2007.  Average deposits increased $24,781,000, or 5.0%, during 2008 compared with $26,949,000, or 5.8%, in 2007.

The mix of deposits, continued to be impacted by the reaction of customers to changes in interest rates on various products and by rates paid by the competition. Most customers continue to look for the highest rate for the shortest term. In addition, with concerns over the safety of their deposits and the strength of their financial institutions customers appear more concerned about FDIC insurance. On October 3, 2008, in response to the ongoing economic crisis affecting the financial services industry, the Emergency Economic Stabilization Act of 2008 was enacted which temporarily raises the basic limit on FDIC coverage from $100,000 to $250,000 per depositor. This legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee all non-interest-bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”). QNB is participating in the Transaction Account Guarantee Program and will be assessed an additional ten basis points for FDIC insurance for transaction account balances in excess of $250,000.

Consistent with customers looking for the highest rate for the shortest term, the deposit growth achieved when comparing total deposit balances at December 31, 2008 and December 31, 2007 was in time deposits. Total time deposit accounts increased $56,252,000, or 22.1%, to $311,302,000 at December 31, 2008. Of this growth, $40,377,000 was in balances of $100,000 or more, possibly a reaction to the increase in insurance discussed above. The addition of the Wescosville branch during the fourth quarter of 2008 contributed $22,377,000 to the growth in time deposits. Virtually all of the growth in time deposits occurred in the maturity range of greater than 3 months through 18 months, which QNB promoted in response to customers’ preferences and competitors’ offerings. Average time deposits increased $31,384,000, or 12.8%, in 2008 compared with $33,515,000, or 15.9%, in 2007.  Time deposits over $100,000 contributed $17,527,000 to the growth in average total time deposits when comparing 2008 to 2007.

At year-end 2008, non-interest bearing demand accounts increased 6.5% to $53,280,000. This compares to a decline of 1.4% at year-end 2007 compared with year-end 2006. Average non-interest bearing demand accounts increased slightly $228,000, or 0.5% to $51,170,000 when comparing 2008 to 2007. This compares to a 5.1% decline in average balances when comparing 2007 to 2006. These deposits are primarily comprised of business checking accounts and are volatile depending on the timing of deposits and withdrawals.

Interest-bearing demand accounts, which include municipal accounts, declined $1,660,000, or 1.7%, to $95,630,000 at December 31, 2008. This compares to a decline of $874,000, or 0.9%, between December 31, 2006 and December 31, 2007. Similar to non-interest bearing demand accounts, the balances in these accounts can be volatile on a daily basis. The volatility in this product is usually a result of the movement of balances by school districts and municipalities. When comparing balances at December 31, 2008 to December 31, 2007 municipal balances declined by $9,622,000 or 24.3%. During the third quarter of 2008 QNB introduced eRewards checking, a high rate checking account paying 4.01% interest on balances up to $25,000. In order to receive this rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and perform at least 12 check card transactions per statement cycle. At December 31, 2008 eRewards checking accounts had a balance of $6,897,000. Business balances declined $1,227,000 when compared to prior year end, which was offset by growth in personal balances. Average interest-bearing demand accounts declined $1,808,000, or 1.8% in 2008, compared with a decline of 1.5% in 2007. The decline for 2008 was related to municipal accounts which were $4,980,000 lower, on average, than 2007. This was offset by an increase of $3,172,000 in other interest-bearing demand balances. The majority of this growth related to the new eRewards checking product that averaged $2,099,000 for the year.

Money market accounts declined $4,094,000, or 8.2%, to $45,572,000 at December 31, 2008. This compares to a decrease of $2,190,000, or 4.3%, between December 31, 2006 and December 31, 2007. Average money market balances decreased 7.9% in 2008 compared to an increase in average balances of 2.6% in 2007. With the rates paid on short-term time deposits exceeding the rates on many of the money market account balance tiers some customers opted to move balances to time deposits.

Ending the trend of the past several years, savings account balances increased $1,931,000, or 4.6%, to $44,006,000 at December 31, 2008. This followed a decline in balances of $3,255,000, or 7.2%, between December 31, 2006 and December 31, 2007. Average savings balances decreased 2.1% in 2008 and 7.4% in 2007.

Attracting and retaining deposits has become an issue facing the banking industry and the competition for these deposits is extremely aggressive. To continue to attract and retain deposits, QNB plans to be competitive with respect to rates and to continue to deliver products with terms and features that appeal to customers. The eRewards checking account is an example of such a product. In addition, during 2009, QNB will offer the ability to open accounts online.

Maturity of Time Deposits of $100,000 or More
Year Ended December 31,	2008	2007	2006
Three months or less	$24,026	$14,015	$11,702
Over three months through six months	11,357	12,736	9,713
Over six months through twelve months	43,552	25,320	16,442
Over twelve months	26,031	12,518	20,318
Total	$104,966	$64,589	$58,175

Average Deposits by Major Classification
	2008		2007		2006
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing demand	$51,170	–	$50,942	–	$53,696	–
Interest-bearing demand	57,883	.27%	54,711	.18%	54,262	.20%
Municipals interest-bearing demand	39,738	2.06	44,718	4.84	46,711	4.74
Money market	48,027	1.83	52,129	3.01	50,800	2.92
Savings	43,859	.39	44,780	.39	48,377	.39
Time	198,500	4.10	184,643	4.52	163,994	3.78
Time deposits of $100,000 or more	77,765	4.09	60,238	4.76	47,372	4.01
Total	$516,942	2.58%	$492,161	3.09%	$465,212	2.60%

Liquidity
Liquidity represents an institution’s ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. QNB manages its mix of cash, Federal funds sold and investment securities in an attempt to match the volatility, seasonality, interest sensitivity and growth trends of its loans and deposits. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities. The portfolio of investment securities available-for-sale and QNB’s policy of selling certain residential mortgage originations in the secondary market also provide sources of liquidity. Additional sources of liquidity are provided by the Bank’s membership in the FHLB and two unsecured Federal funds lines granted by correspondent banks totaling $18,000,000. At December 31, 2008, the Bank had a maximum borrowing capacity with the FHLB of approximately $197,869,000. At December 31, 2008, QNB had $10,000,000 in outstanding borrowings from the FHLB at a rate of 2.97%. These borrowings mature in January 2010. QNB had no outstanding borrowings with the FHLB at December 31, 2007.

Cash and due from banks, Federal funds sold, available-for-sale securities and loans held-for-sale totaled $236,168,000 at December 31, 2008 and $206,562,000 at December 31, 2007. The increase in liquid sources is primarily the result of an increase in the available-for-sale securities portfolio. These sources should be adequate to meet normal fluctuations in loan demand or deposit withdrawals. With the significant decline in interest rates at the end of 2008, it is anticipated that the investment portfolio will provide significant liquidity as agency and municipal bonds are called and as cash flow increases on mortgage-backed and CMO securities as prepayment speeds increase. The GAP Analysis on page 46 details the expected cash flow or repricing characteristics of earning assets and funding sources.

During both 2008 and 2007, QNB used its Federal funds lines and overnight FHLB borrowings to help temporarily fund loan growth and deposit withdrawals. In addition, during the first and fourth quarters of 2008, QNB used these short-term borrowings to prefund the purchase of investment securities in anticipation of declining interest rates and the expected call of bonds.  Average Federal funds purchased and overnight FHLB advances were $2,546,000 and $805,000 for 2008 and 2007, respectively. The total of these borrowings were $0 and $3,926,000 at December 31, 2008 and 2007, respectively.

Approximately $101,302,000 and $107,750,000 of available-for-sale securities at December 31, 2008 and 2007, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. In addition, under terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. As mentioned above, QNB had $10,000,000 of outstanding borrowings under the FHLB credit facility at December 31, 2008.

As an additional source of liquidity, QNB is considering joining the Certificate of Deposit Account Registry Service (CDARS) program offered by the Promontory Interfinancial Network, LLC. CDARS is a funding and liquidity management tool that is used by banks to access funds and manage their balance sheet. It enables financial institutions to provide customers with full FDIC insurance on time deposits over $250,000.

Capital Adequacy
A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB’s shareholders’ equity at December 31, 2008 was $53,909,000, or 8.11% of total assets, compared to shareholders’ equity of $53,251,000, or 8.73% of total assets, at December 31, 2007. At December 31, 2008, shareholders’ equity included a negative adjustment of $233,000 related to unrealized holding losses, net of taxes, on investment securities available-for-sale, while shareholders’ equity at December 31, 2007 included a positive adjustment of $1,504,000 related to unrealized holding gains, net of taxes, on investments securities available-for-sale. Without these adjustments, shareholders’ equity to total assets would have been 8.15% and 8.49% at December 31, 2008 and 2007, respectively. The decline in the ratio is the result of total assets increasing at a rate faster than retained earnings. The adoption of EITF 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements on January 1, 2008 resulted in the recognition of a cumulative effect adjustment to retained earnings of $482,000. In addition, the Company paid out 50.2% of its net income to shareholders in the form of cash dividends.

On January 24, 2008, QNB announced that the Board of Directors authorized the repurchase of up to 50,000 shares of its common stock in the open market or through privately negotiated transactions. The repurchase authorization does not bear a termination date. As of December 31, 2008, QNB had repurchased 6,658 shares at a cost of $116,000. On February 9, 2009, the Board of Directors approved increasing the authorization to 100,000 shares. As of February 28, 2009, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

Average shareholders’ equity and average total assets were $53,486,000 and $631,692,000 during 2008, an increase of 4.3% and 4.8%, respectively, from 2007 averages. The ratio of average total equity to average total assets was 8.47% for 2008, compared to 8.51% for 2007.

QNB is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law as amended (the BCL). The BCL operates generally to preclude dividend payments, if the effect thereof would render QNB insolvent, as defined. As a practical matter, QNB’s payment of dividends is contingent upon its ability to obtain funding in the form of dividends from the Bank. Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2008, $47,586,000 of retained earnings was available for dividends without prior regulatory approval, subject to the regulatory capital requirements discussed below. QNB paid dividends to its shareholders of $.92 per share in 2008, an increase of 4.5% from the $.88 per share paid in 2007.

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

Capital Analysis
December 31,	2008	2007
Tier I
Shareholders’ equity	$53,909	$53,251
Net unrealized securities losses (gains)	233	(1,504)
Net unrealized losses on available-for-sale equity securities	(246)	–
Total Tier I risk-based capital	53,896	51,747

Tier II
Allowable portion: Allowance for loan losses	3,836	3,279
Unrealized gains on equity securities	–	143
Total risk-based capital	$57,732	$55,169
Risk-weighted assets	$466,721	$422,372

Capital Ratios
December 31,	2008	2007
Tier I capital/risk-weighted assets	11.55%	12.25%
Total risk-based capital/risk-weighted assets	12.37	13.06
Tier I capital/average assets (leverage ratio)	8.32	8.64

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for total risk-based and 4.00% for leverage. Under the requirements, at December 31, 2008 and 2007 QNB has a Tier I capital ratio of 11.55% and 12.25%, a total risk-based ratio of 12.37% and 13.06%, and a leverage ratio of 8.32% and 8.64%, respectively. The decline in the regulatory capital ratios is primarily the result of a $44,349,000, or 10.5% increase in risk-weighted assets. Growth in the commercial loan portfolio and in standby letters of credit contributed to the increase in risk-weighted assets. The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from “well capitalized” to “critically undercapitalized.” At December 31, 2008 and 2007, the Bank met the “well capitalized” criteria, which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

Recently Issued Accounting Standards
Refer to Note 1 of the Notes to Consolidated Financial Statements for discussion of recently issued accounting standards.

Critical Accounting Policies and Estimates
Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements. Additional information is contained in Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements for the most sensitive of these issues. The discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of QNB, which are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and predominant practices within the banking industry. The preparation of these consolidated financial statements requires QNB to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. QNB evaluates estimates on an on-going basis, including those related to the determination of the allowance for loan losses, the determination of the valuation of other real estate owned, other-than-temporary impairments on investment securities, the determination of impairment of restricted bank stock, the valuation of deferred tax assets, stock-based compensation and income taxes. QNB bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Impairment of Restricted Investment in Bank Stock
Restricted bank stock is comprised of restricted stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and the Atlantic Central Bankers Bank at December 31, 2008. The Company also held stock of the Federal Reserve Bank at December 31, 2007. Federal law requires a member institution of the FHLB and the Federal Reserve Bank to hold stock of its district bank according to a predetermined formula.

In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock to preserve capital. Management evaluates the FHLB restricted stock held by QNB for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the restricted stock as of December 31, 2008.

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

The allowance for loan losses is based on management’s continuous review and evaluation of the loan portfolio. The level of the allowance is determined by assigning specific reserves to individually identified problem credits and general reserves to all other loans. The portion of the allowance that is allocated to impaired loans is determined by estimating the inherent loss on each credit after giving consideration to the value of underlying collateral. The general reserves are based on the composition and risk characteristics of the loan portfolio, including the nature of the loan portfolio, credit concentration trends, historic and anticipated delinquency and loss experience, as well as other qualitative factors such as current economic trends.

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

Foreclosed Assets
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses and changes in the valuation allowance are included in net expenses from foreclosed assets.

Stock-Based Compensation
At December 31, 2008, QNB sponsored stock-based compensation plans, administered by a board committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with FASB Statement No. 123 (revised 2004), Share-Based Payment (FASB No. 123R). Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimates the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, QNB is subject to three primary risks:
·	Credit risk
·	Liquidity risk
·	Interest rate risk
The Board of Directors has established an Asset Liability Committee (ALCO) to measure, monitor and manage interest rate risk for QNB. QNB’s Asset Liability and Loan Policies have instituted guidelines covering the three primary risks.

For discussion on credit risk refer to the sections on non-performing assets and the allowance for loan losses, Note 5 and Note 6 of the Notes to Consolidated Financial Statements. For discussion on liquidity risk refer to the section on liquidity at page 41 in Item 7 of this Form 10-K filing.

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

QNB primarily focuses on the management of the one-year interest rate sensitivity gap, which is shown on the chart on page 46. At December 31, 2008, interest earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $338,849,000. Interest sensitive liabilities scheduled to mature or reprice within one year were $336,717,000. The one-year cumulative gap, which reflects QNB’s interest sensitivity over a period of time, was a positive $2,132,000 at December 31, 2008. The cumulative one-year gap equals 0.3% of total rate sensitive assets. This position compares to a negative gap position of $129,740,000, or -22.2%, of total rate sensitive assets, at December 31, 2007. The negative gap position at December 31, 2007 helped QNB during 2008 as the short-term repricing structure of its deposit base result in a reduction of funding costs as market interest rates declined. The lower funding costs resulted in an increase in net interest income and the net interest margin.

The shift from a negative cumulative gap position at December 31, 2007 to a slightly positive gap position at December 31, 2008 is principally a result of the shortening of the repricing terms on the asset side of the balance sheet. The amount of assets maturing or repricing within one year increased by $128,046,000 from December 31, 2007 to December 31, 2008. Loans and investment securities that reprice or mature in the next twelve months increased by $47,200,000 and $76,300,000, respectively, when comparing the same two time periods. With the decline in interest rates the projected cash flow from the investment portfolio has increased as bonds with call dates are more likely to be called and prepayments from mortgage-backed securities are expected to increase. This will likely result in a lower yield on the investment portfolio and a reduction in interest income as these proceeds are reinvested at lower rates. On the loan side, prepayments of loans may increase as borrowers seek lower interest rates in the current environment. In addition, more borrowers are taking floating rate loans indexed to the prime lending rate in light of how low that rate currently is. As rates start to increase it is likely that these same borrowers will switch from a floating or adjustable rate loans to a loan with a longer fixed rate. This occurred when rates were near these levels in the past.

On the liability side, the amount of liabilities scheduled to mature or reprice in a one year time frame decreased from $340,543,000 at December 31, 2007 to $336,717,000 at December 31, 2008.  At December 31, 2008, $218,096,000, or 70.1%, of total time deposits were scheduled to reprice or mature in the next twelve months compared to $199,383,000, or 78.2%, of total time deposits at December 31, 2007. As noted previously, this reflects the consumers’ preference for short-term investments. With the decline in interest rates QNB’s cost of funds should continue to decline as maturing time deposits reprice at lower rates. The challenge will be to retain these deposits given the competitive environment.  Also, there are some deposit accounts and products that are at their floor and therefore QNB will not be able to benefit from a further decline in interest rates on these products. Interest-bearing non-maturity deposits and short-term borrowings that could reprice but probably will not because of assumed floors declined by $10,212,000 and $12,327,000, respectively, when comparing the one year time frame at December 31, 2008 and 2007.

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on the interest rate environment at period end. Management also evaluates the impact of higher and lower interest rates by simulating the impact on net interest income of changing rates. While management performs rate shocks of 100, 200 and 300 basis points, it believes, given the level of interest rates at December 31, 2008, that it is unlikely that interest rates would decline by 200 or 300 basis points. The simulation results can be found in the chart on page 46.

Given QNB’s current interest rate sensitivity position, net interest income may decline in a falling rate environment. This result reflects that income on earning assets would decline to a greater degree than the expense associated with interest-bearing liabilities. In a lower rate environment, the cash flow or repricing characteristics for both the loan and investment portfolios would increase and be reinvested at lower rates resulting in less income. Loan customers would likely either refinance their fixed rate loans at lower rates or request rate reductions on their existing loans. While interest expense on time deposits would decrease, the interest rate floors on some municipal interest-bearing demand accounts, hypothetical interest rate floors on interest-bearing transaction accounts, regular money market accounts and savings accounts would prevent a reduction in interest expense on these accounts. In a rising rate environment net interest income increases as loans and investments reprice more than rates on interest-bearing liabilities. The rate of increase in net interest income declines after rates increase 200 basis points because prepayments and calls on investments and loans slow resulting in few amounts repricing at higher rates. Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies.

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

The nature of QNB’s current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Company nor the Bank owns trading assets. At December 31, 2008, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

Interest Rate Sensitivity - Gap Analysis
December 31, 2008	Within 3 months	4 to 6 months	6 months to 1 year	1 to 3 years	3 to 5 years	After 5 years	Total
Assets
Interest-bearing balances	$1,314	–	–	–	–	–	$1,314
Federal funds sold	4,541	–	–	–	–	–	4,541
Investment securities*	44,811	$39,250	$40,120	$56,424	$15,967	$26,976	223,548
Non-marketable equity securities	–	–	–	–	–	2,291	2,291
Loans, including loans held-for-sale	111,969	37,275	50,784	112,478	68,236	22,957	403,699
Bank-owned life insurance	–	–	8,785	–	–	–	8,785
Total rate sensitive assets	162,635	76,525	99,689	168,902	84,203	52,224	$644,178
Total cumulative assets	$162,635	$239,160	$338,849	$507,751	$591,954	$644,178
Liabilities
Interest-bearing non-maturing deposits	$96,958	–	–	$6,005	$12,280	$69,965	$185,208
Time deposits less than $100,000	34,103	$30,201	$74,856	62,522	4,654	–	206,336
Time deposits of $100,000 or more	24,027	11,358	43,551	24,193	1,837	–	104,966
Short-term borrowings	21,663	–	–	–	–	–	21,663
Long-term debt	–	–	–	15,000	15,000	5,000	35,000
Total rate sensitive liabilities	176,751	41,559	118,407	107,720	33,771	74,965	$553,173
Total cumulative liabilities	$176,751	$218,310	$336,717	$444,437	$478,208	$553,173
Gap during period	$(14,116)	$34,966	$(18,718)	$61,182	$50,432	$(22,741)	$91,005
Cumulative gap	$(14,116)	$20,850	$2,132	$63,314	$113,746	$91,005
Cumulative gap/rate sensitive assets	(2.19)%	3.24%	.33%	9.83%	17.66%	14.13%
Cumulative gap ratio	.92	1.10	1.01	1.14	1.24	1.16
* Excludes unrealized holding loss on available-for-sale securities of $353.

The table below summarizes estimated changes in net interest income over the next twelve-month period, under various interest rate scenarios.

Change in Interest Rates	Net Interest Income	Dollar Change	Percent Change
December 31, 2008
+300 Basis Points	$20,880	$983	4.94%
+200 Basis Points	20,812	915	4.60
+100 Basis Points	20,450	553	2.78
Flat Rate	19,897	–	–
-100 Basis Points	19,363	(534)	(2.68)
December 31, 2007
+300 Basis Points	$17,214	$(1,075)	(5.88)%
+200 Basis Points	17,601	(688)	(3.76)
+100 Basis Points	18,010	(279)	(1.53)
Flat Rate	18,289	–	–
-100 Basis Points	18,072	(217)	(1.19)
-200 Basis Points	17,392	(897)	(4.90)
-300 Basis Points	16,350	(1,939)	(10.60)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements are set forth in this Annual Report of Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm	Page 48
Consolidated Balance Sheets	Page 49
Consolidated Statements of Income	Page 50
Consolidated Statements of Shareholders’ Equity	Page 51
Consolidated Statements of Cash Flows	Page 52
Notes to Consolidated Financial Statements	Page 53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
QNB Corp.

We have audited the accompanying consolidated balance sheets of QNB Corp. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended.  QNB Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QNB Corp. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Beard Miller Company LLP
Allentown, Pennsylvania
March 30, 2009

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
December 31,	2008	2007
Assets
Cash and due from banks	$10,634	$14,000
Interest-bearing deposits in banks	1,276	322
Federal funds sold	4,541	–
Total cash and cash equivalents	16,451	14,322
Investment securities
Available-for-sale (amortized cost $219,950 and $189,273)	219,597	191,552
Held-to-maturity (fair value $3,683 and $4,122)	3,598	3,981
Restricted investment in bank stocks	2,291	954
Loans held-for-sale	120	688
Loans receivable	403,579	381,016
Allowance for loan losses	(3,836)	(3,279)
Net loans	399,743	377,737
Bank-owned life insurance	8,785	8,651
Premises and equipment, net	6,661	6,728
Accrued interest receivable	2,819	2,742
Other assets	4,329	2,458
Total assets	$664,394	$609,813

Liabilities
Deposits
Demand, non-interest bearing	$53,280	$50,043
Interest-bearing demand	95,630	97,290
Money market	45,572	49,666
Savings	44,006	42,075
Time	206,336	190,461
Time of $100,000 or more	104,966	64,589
Total deposits	549,790	494,124
Short-term borrowings	21,663	33,990
Long-term debt	35,000	25,000
Accrued interest payable	2,277	2,344
Other liabilities	1,755	1,104
Total liabilities	610,485	556,562

Shareholders’ Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,245,159 shares and 3,241,390 shares issued;
3,131,815 and 3,134,704 shares outstanding	2,028	2,026
Surplus	10,057	9,933
Retained earnings	43,667	41,282
Accumulated other comprehensive (loss) income, net	(233)	1,504
Treasury stock, at cost; 113,344 and 106,686 shares	(1,610)	(1,494)
Total shareholders’ equity	53,909	53,251
Total liabilities and shareholders’ equity	$664,394	$609,813

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)
Year Ended December 31,	2008	2007
Interest Income
Interest and fees on loans	$24,395	$24,572
Interest and dividends on investment securities:
Taxable	8,831	8,495
Tax-exempt	1,865	1,736
Interest on Federal funds sold	138	320
Interest on interest-bearing balances and other interest income	56	182
Total interest income	35,285	35,305
Interest Expense
Interest on deposits
Interest-bearing demand	974	2,266
Money market	879	1,569
Savings	169	176
Time	8,143	8,348
Time of $100,000 or more	3,179	2,866
Interest on short-term borrowings	471	809
Interest on long-term debt	1,504	1,704
Total interest expense	15,319	17,738
Net interest income	19,966	17,567
Provision for loan losses	1,325	700
Net interest income after provision for loan losses	18,641	16,867
Non-Interest Income
Fees for services to customers	1,803	1,833
ATM and debit card	929	858
Bank-owned life insurance	343	301
Mortgage servicing fees	69	105
Net loss on investment securities available-for-sale	(609)	(2,815)
Net gain on sale of loans	93	109
Other	672	516
Total non-interest income	3,300	907
Non-Interest Expense
Salaries and employee benefits	7,977	7,464
Net occupancy	1,337	1,230
Furniture and equipment	1,237	1,074
Marketing	688	700
Third-party services	807	778
Telephone, postage and supplies	625	554
State taxes	507	489
Loss on prepayment of Federal Home Loan Bank advances	–	740
Other	1,450	1,412
Total non-interest expense	14,628	14,441
Income before income taxes	7,313	3,333
Provision for income taxes	1,560	286
Net Income	$5,753	$3,047
Earnings Per Share - Basic	$1.83	$.97
Earnings Per Share - Diluted	$1.82	$.96

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)	Number of Shares	Comprehensive Income	Accumulated Other Comprehensive Income (Loss)	Common Stock	Surplus	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2006	3,128,598		$(815)	$2,022	$9,707	$40,990	$(1,494)	$50,410
Net income	–	$3,047	–	–	–	3,047	–	3,047
Other comprehensive income, net of taxes
Unrealized holding gains on
investment securities available-for-sale	–	461	–	–	–	–	–	–
Reclassification adjustment for net
losses included in net income	–	1,858	–	–	–	–	–	–
Other comprehensive income	–	2,319	2,319	–	–	–	–	2,319
Comprehensive income	–	$5,366	–	–	–	–	–	–
Cash dividends declared
($.88 per share)	–		–	–		(2,755)	–	(2,755)
Stock issue - Employee stock purchase plan	3,306		–	2	66	–	–	68
Stock issued for options exercised	2,800		–	2	54	–	–	56
Tax benefits from stock plans	–		–	–	4	–	–	4
Stock-based compensation expense	–		–	–	102	–	–	102
Balance, December 31, 2007	3,134,704		1,504	2,026	9,933	41,282	(1,494)	53,251

Net income	–	$5,753	–	–	–	5,753	–	5,753
Other comprehensive income, net of taxes
Unrealized holding losses on
investment securities available-for-sale	–	(2,139)	–	–	–	–	–	–
Reclassification adjustment for net
losses included in net income	–	402	–	–	–	–	–	–
Other comprehensive loss	–	(1,737)	(1,737)	–	–	–	–	(1,737)
Comprehensive income	–	$4,016	–	–	–	–	–	–
Cash dividends declared
($.92 per share)	–		–	–	–	(2,886)	–	(2,886)
Stock issue - Employee stock purchase plan	3,769		–	2	63	–	–	65
Purchase of treasury stock	(6,658)		–	–	–	–	(116)	(116)
Cummulative effect of adopting new
accounting principle-accounting for
deferred compensation aspects of
split dollar life insurance
arrangements (EITF 06-4)	–		–	–	–	(482)	–	(482)
Stock-based compensation expense	–		–	–	61	–	–	61
Balance, December 31, 2008	3,131,815		$(233)	$2,028	$10,057	$43,667	$(1,610)	$53,909
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	(in thousands)
Year Ended December 31,	2008	2007
Operating Activities
Net income	$5,753	$3,047
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	901	755
Provision for loan losses	1,325	700
Securities losses, net	609	2,815
Gain on sale of equity investment	(175)	–
Net (gain) loss on sale of repossessed assets	(17)	1
Net gain on sale of loans	(93)	(109)
Loss (gain) on disposal of premises and equipment	2	(12)
Proceeds from sales of residential mortgages	7,958	6,550
Originations of residential mortgages held-for-sale	(7,297)	(7,008)
Income on bank-owned life insurance	(343)	(301)
Life insurance premiums	(15)	(21)
Stock-based compensation expense	61	102
Deferred income tax benefit	(109)	(446)
Net (decrease) increase in income taxes payable	(121)	91
Amortization of mortgage servicing rights and identifiable intangible assets	77	113
Net (increase) decrease in accrued interest receivable	(77)	132
Net (accretion) amortization of premiums and discounts on investment securities	(194)	(191)
Net (decrease) increase in accrued interest payable	(67)	104
(Increase) decrease in other assets	(451)	67
Increase (decrease) in other liabilities	169	250
Net cash provided by operating activities	7,896	6,639
Investing Activities
Proceeds from maturities and calls of investment securities
available-for-sale	45,921	31,801
held-to-maturity	380	1,035
Proceeds from sales of investment securities
available-for-sale	4,128	102,394
Purchase of investment securities
available-for-sale	(81,138)	(105,034)
Proceeds from sale of equity investment	175	–
Proceeds from redemptions of restricted bank stock	332	3,160
Purchase of restricted bank stock	(1,669)	(649)
Net increase in loans	(24,293)	(37,842)
Net purchases of premises and equipment	(836)	(1,029)
Redemption of bank-owned life insurance investment	224	86
Proceeds from sale of repossessed assets	607	206
Net cash used by investing activities	(56,169)	(5,872)
Financing Activities
Net increase (decrease) in non-interest bearing deposits	3,237	(697)
Net (decrease) increase in interest-bearing non-maturity deposits	(3,823)	(6,319)
Net increase in time deposits	56,252	22,218
Net (decrease) increase in short-term borrowings	(12,327)	3,877
Proceeds from long-term debt	10,000	25,000
Repayment of long-term debt	–	(52,000)
Tax benefit from exercise of stock options	–	4
Cash dividends paid	(2,886)	(2,755)
Purchase of treasury stock	(116)	–
Proceeds from issuance of common stock	65	124
Net cash provided by (used by) financing activities	50,402	(10,548)
Increase (decrease) in cash and cash equivalents	2,129	(9,781)
Cash and cash equivalents at beginning of year	14,322	24,103
Cash and cash equivalents at end of year	$16,451	$14,322
Supplemental Cash Flow Disclosures
Interest paid	$15,386	$17,634
Income taxes paid	1,773	621
Non-Cash Transactions
Transfer of loans to other real estate owned and repossessed assets	902	172

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

Use of Estimates

These statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and predominant practices within the banking industry.  The preparation of these consolidated financial statements requires QNB to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  QNB evaluates estimates on an on-going basis. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the determination of the valuation of other real estate owned, other-than-temporary impairment of investment securities, the determination of impairment of restricted bank stock and the valuation of deferred tax assets and income taxes.  QNB bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Bucks, Montgomery and Lehigh Counties in southeastern Pennsylvania. Note 4 discusses the types of investment securities in which the Company invests. Note 5 discusses the types of lending in which the Company engages. The Company does not have any significant concentrations to any one industry or customer. Although the Company has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents consist of cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in other banks and Federal funds sold. QNB maintains a portion of its interest-bearing deposits in other banks at various commercial financial institutions. At times, the balances exceed the FDIC insured limits.

Investment Securities

Investment securities that QNB has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as accumulated other comprehensive income or loss, a separate component of shareholders’ equity. Management determines the appropriate classification of securities at the time of purchase. QNB had no trading securities at December 31, 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available-for-sale securities include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in market interest rates and related changes in the securities’ prepayment risk or to meet liquidity needs.

Premiums and discounts on debt securities are recognized in interest income using a constant yield method. Gains and losses on sales of available-for-sale securities are computed on the specific identification method and included in non-interest income.

Other-than-Temporary Impairment of Investment Securities

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary.  Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary.  The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment.  Once a decline in value is determined to be other-than-temporary, the value of the security is reduced to fair value and a corresponding charge to earnings is recognized.

Restricted Investment in Bank Stock

Restricted bank stock is comprised of restricted stock of the Federal Home Loan Bank of Pittsburgh (FHLB) in the amount of $2,279,000 and the Atlantic Central Bankers Bank in the amount of $12,000 at December 31, 2008.  The Company also held stock of the Federal Reserve Bank at December 31, 2007. Federal law requires a member institution of the FHLB and the Federal Reserve Bank to hold stock of its district bank according to a predetermined formula. These restricted securities are carried at cost.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock to preserve capital. Management evaluates the restricted stock for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the restricted stock as of December 31, 2008.

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

Loans held-for-sale consist of residential mortgage loans and are carried at the lower of aggregate cost or fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains and losses on residential mortgages held-for-sale are included in non-interest income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The allowance for loan losses is based on management’s continuing review and evaluation of the loan portfolio.  The level of the allowance is determined by assigning specific reserves to individually identified problem credits and general reserves to all other loans.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. The portion of the allowance that is allocated to internally criticized and non-accrual loans is determined by estimating the inherent loss on each credit after giving consideration to the value of underlying collateral.  The general reserves are based on the composition and risk characteristics of the loan portfolio, including the nature of the loan portfolio, credit concentration trends, historic and anticipated delinquency and loss experience, as well as other qualitative factors such as current economic trends. Management emphasizes loan quality and close monitoring of potential problem credits.  Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio.  QNB’s lending and loan administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the ability to repay debt or the value of pledged collateral.  A loan classification and review system exists that identifies those loans with a higher than normal risk of uncollectibility.   Each commercial loan is assigned a grade based upon an assessment of the borrower’s financial capacity to service the debt and the presence and value of collateral for the loan.  An independent loan review group tests risk assessments and evaluates the adequacy of the allowance for loan losses.  Management meets monthly to review the credit quality of the loan portfolio and quarterly to review the allowance for loan losses.

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

Servicing Assets

Servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets. When mortgage loans are sold, a portion of the cost of originating the loan is allocated to the servicing rights based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranches. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. At December 31, 2008 and 2007 the Company had foreclosed assets of $319,000 and $6,000, respectively. These amounts are included in other assets on the balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated principally on an accelerated or straight-line basis over the estimated useful lives of the assets, or the shorter of the estimated useful life or lease term for leasehold improvements,  as follows: buildings—10 to 40 years, and equipment—3 to 10 years. Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses upon disposition are reflected in earnings as realized.

Bank-Owned Life Insurance

The Bank invests in bank-owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of the policies. Income from the increase in cash surrender value of the policies as well as the receipt of death benefits is included in non-interest income on the income statement.

In September 2006, the FASB ratified the consensus reached by the EITF in Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance policies. EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. EITF 06-4 was effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The impact of its adoption resulted in a $482,000 cumulative effect adjustment to opening retained earnings in 2008. In addition, the expense recorded during 2008 was approximately $38,000 and is included in non-interest expense under salaries and benefits expense.

Stock-Based Compensation

At December 31, 2008, QNB sponsored stock-based compensation plans, administered by a board committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees.  QNB accounts for all awards granted under stock-based compensation plans in accordance with FASB Statement No. 123 (revised 2004), Share-Based Payment (FASB No. 123R). Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.

Stock-based compensation expense was approximately $61,000 and $102,000 for the years ended December 31, 2008 and 2007, respectively.  There was no tax benefit recognized related to this compensation for the years ended December 31, 2008 and 2007.

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

	2008	2007
Risk free interest rate	3.00%	4.74%
Dividend yield	3.64	3.50
Volatility	18.46	15.99
Expected life	5 yrs.	5 yrs.

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.  Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The weighted average fair value per share of options granted during 2008 and 2007 was $2.63 and $3.57, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. QNB adopted FIN 48 as of January 1, 2007. QNB has evaluated its tax positions as of December 31, 2008.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has more than a 50 percent likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more-likely-than-not” threshold guidelines, QNB believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2008, QNB had no material unrecognized tax benefits or accrued interest and penalties. QNB’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company and its subsidiary are subject to U.S. Federal income tax as well as income tax of the Commonwealth of Pennsylvania. QNB is no longer subject to examination by U.S. Federal or State taxing authorities for years before 2005.

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

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment of Guidance of EITF Issue No. 99-20 (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company applied the guidance in this new pronouncement in determining if there was other-than-temporary impairment on the pooled trust preferred securities owned by the Company at December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

Note 2 - Earnings Per Share and Share Repurchase Plan

The following table sets forth the computation of basic and diluted earnings per share:

	2008	2007
Numerator for basic and diluted earnings per share - net income	$5,753	$3,047
Denominator for basic earnings per share - weighted average shares outstanding	3,135,608	3,130,179
Effect of dilutive securities - employee stock options	25,718	44,694
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,161,326	3,174,873
Earnings per share - basic	$1.83	$0.97
Earnings per share - diluted	1.82	0.96

There were 121,600 and 69,700 stock options that were anti-dilutive as of December 31, 2008 and 2007, respectively. These stock options were not included in the above calculation.

On January 24, 2008, QNB announced that the Board of Directors authorized the repurchase of up to 50,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of December 31, 2008, QNB has repurchased 6,658 shares under this authorization at a cost of $116,000.

Note 3 - Cash And Due From Banks

Included in cash and due from banks are reserves in the form of deposits with the Federal Reserve Bank of $225,000 as of December 31, 2008 and 2007.

Note 4 - Investment Securities

Available-For-Sale

The amortized cost and estimated fair values of investment securities available-for-sale at December 31, 2008 and 2007 were as follows:

December 31,	2008				2007
	Aggregate fair value	Gross unrealized holding gains	Gross unrealized holding losses	Amortized cost	Aggregate fair value	Gross unrealized holding gains	Gross unrealized holding losses	Amortized cost
U.S. Treasury	$5,124	$49	–	$5,075	$5,037	$32	–	$5,005
U.S. Government agencies	44,194	634	$5	43,565	30,502	453	–	30,049
State and municipal securities	42,300	448	512	42,364	39,368	795	$52	38,625
Mortgage-backed securities	67,347	2,126	–	65,221	57,411	440	43	57,014
Collateralized mortgage obligations (CMOs)	49,067	963	591	48,695	40,775	434	60	40,401
Other debt securities	8,476	79	3,171	11,568	14,301	466	504	14,339
Equity securities	3,089	9	382	3,462	4,158	429	111	3,840
Total investment securities available-for-sale	$219,597	$4,308	$4,661	$219,950	$191,552	$3,049	$770	$189,273

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at December 31, 2008 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008	Aggregate fair value	Amortized cost
Due in one year or less	$39,530	$38,761
Due after one year through five years	117,580	118,559
Due after five years through ten years	37,458	36,846
Due after ten years	21,940	22,322
Equity securities	3,089	3,462
Total securities available-for-sale	$219,597	$219,950

Proceeds from sales of investment securities available-for-sale were as follows:

Year Ended December 31,	2008	2007
Proceeds	$4,128	$102,394
Gross gains	324	387
Gross losses	933	3,202

Included in gross losses for 2008 and 2007 were other-than-temporary impairment charges of $917,000 and $2,958,000, respectively. The tax benefit applicable to the net realized losses for the years ended December 31, 2008 and 2007 amounted to $207,000 and $957,000, respectively.

Held-To-Maturity

The amortized cost and estimated fair values of investment securities held-to-maturity at December 31, 2008 and 2007 were as follows:

December 31,	2008				2007
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value
State and municipal securities	$3,598	$90	$5	$3,683	$3,981	$141	–	$4,122

The amortized cost and estimated fair values of securities held-to-maturity by contractual maturity at December 31, 2008, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

December 31, 2008	Aggregate fair value	Amortized cost
Due in one year or less	–	–
Due after one year through five years	$633	$605
Due after five years through ten years	3,050	2,993
Due after ten years	–	–
Total securities held-to-maturity	$3,683	$3,598

There were no sales of investment securities classified as held-to-maturity during 2008 or 2007.

At December 31, 2008 and 2007, investment securities available-for-sale totaling $101,302,000 and $107,750,000 were pledged as collateral for repurchase agreements and deposits of public funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007:

	Less than 12 months		12 months or longer		Total	Total
As of December 31, 2008	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government agency securities	$2,995	$5	–	–	$2,995	$5
State and municipal securities	15,975	517	–	–	15,975	517
Collateralized mortgage obligations (CMOs)	5,204	591	–	–	5,204	591
Other debt securities	2,978	40	$1,963	$3,131	4,941	3,171
Equity securities	1,715	382	–	–	1,715	382
Total	$28,867	$1,535	$1,963	$3,131	$30,830	$4,666

	Less than 12 months		12 months or longer		Total	Total
As of December 31, 2007	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
State and municipal securities	$2,116	$10	$3,877	$42	$5,993	$52
Mortgage-backed securities	263	–	3,529	43	3,792	43
Collateralized mortgage obligations (CMOs)	5,518	35	1,280	25	6,798	60
Other debt securities	3,973	407	904	97	4,877	504
Equity securities	1,187	111	–	–	1,187	111
Total	$13,057	$563	$9,590	$207	$22,647	$770

QNB has 72 securities including 15 in the equity portfolio, in an unrealized loss position at December 31, 2008. The unrealized losses in QNB’s debt securities holdings are primarily related to the dynamic nature of interest rates as well as the impact of current market conditions. One of QNB’s prime objectives with the investment portfolio is to invest excess liquidity that is not needed to fund loans. As a result, QNB adds new investments throughout the year as they become available through deposit inflows or roll-off from loans and securities. The unrealized losses in U.S. Government agency securities, state and municipal securities and CMOs are the result of purchases made when market interest rates were lower than at year end. As interest rates increase, fixed-rate securities generally fall in market price to reflect the higher market yield. If held to maturity, all of the bonds will mature at par, and QNB will not realize a loss. The Company’s investment in marketable equity securities primarily consists of investments in large cap stock companies. These equity securities are analyzed for impairment on an ongoing basis. As a result of declines in equity values during 2008, $917,000 of other-than-temporary impairment charges were taken in 2008. QNB had 15 equity securities with unrealized losses of $382,000 in this position for a time period less than twelve months. The severity and duration of the impairment is consistent with current stock market developments. Management believes these equity securities in an unrealized loss position will recover in the foreseeable future. QNB evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold those securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

All of the securities with unrealized losses greater than twelve months are pooled trust preferred security issues. QNB holds eight of these securities with an amortized cost of $5,094,000 and a fair value of $1,963,000. All of the trust preferred securities are available-for-sale securities and are carried at fair value with changes in fair value being reflected on the balance sheet. The changes are also reflected in other comprehensive income, but are not included in the income statement. The market for these securities at December 31, 2008 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new pooled trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities (and any securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels. For example, the yield spreads for the broad market of investment grade and high yield corporate bonds reached all time wide levels versus Treasuries at the end of November, 2008 and remain near those levels today. Thus in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer. Although these securities are classified as available-for-sale, the Company does have the ability and intent to hold these investments until maturity or for a reasonable time period sufficient to allow for a recovery of fair value. These securities are comprised mainly of securities issued by financial institutions, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. The senior tranches have the greatest level of protection, then the mezzanine tranches, and finally the income note holders who have the least protection. All of the trust preferred securities are rated lower than AA and are subject to the guidance of EITF 99-20-1. Cash flow analyses for these trust preferred securities were prepared using various default and deferral scenarios of the issuers to determine if there was possible impairment. No other-than-temporary impairment charges on any of these trust preferred securities has been incurred. It is possible that future calculations could require recording an other-than-temporary impairment charge through earnings. Of these securities, trust preferred securities with an amortized cost of $2,475,000 and a fair value of $689,000 were downgraded to Baa2 by Moody’s during 2008 and these securities are the most susceptible to other than temporary impairment in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans

December 31,	2008	2007
Commercial and industrial	$97,238	$88,445
Construction	21,894	23,959
Agricultural	–	25
Real estate-commercial	142,499	131,392
Real estate-residential	124,538	119,172
Consumer	4,483	4,442
Indirect lease financing	12,762	13,431
Total loans	403,414	380,866
Net unearned (fees) costs	165	150
Loans receivable	$403,579	$381,016

Real estate commercial loans include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdraft deposits are reclassified as loans and are included in total loans on the balance sheet. For the years ended December 31, 2008 and 2007, overdrafts were $149,000 and $145,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. At December 31, 2008, there were no concentrations of loans exceeding 10 percent of total loans other than disclosed in the table above.

Note 6 - Allowance For Loan Losses

Activity in the allowance for loan losses is shown below:
December 31,	2008	2007
Balance at beginning of year	$3,279	$2,729
Charge-offs	(846)	(286)
Recoveries	78	136
Net charge-offs	(768)	(150)
Provision for loan losses	1,325	700
Balance at end of year	$3,836	$3,279

Information with respect to loans that are considered to be impaired under SFAS 114 is as follows:
December 31,	2008		2007
	Loan Balance	Specific Reserve	Loan Balance	Specific Reserve
Average recorded investment in impaired loans	$1,024		$461
Recorded investment in impaired loans at year-end subject to a specific allowance for loan losses and corresponding specific allowance	$586	$188	$114	$57
Recorded investment in impaired loans at year-end requiring no specific allowance for loan losses	238	–	847	–
Recorded investment in impaired loans at year-end	$824		$961

QNB recognized $139,000 and $31,000 of interest income on impaired loans in 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding loans greater than 90 days past due is as follows:
December 31,	2008	2007
Recorded investment in non-accrual loans	$830	$1,397
Recorded investment in loans greater than 90 days past due and still accruing interest	478	218

The following is an analysis of interest on non-accrual loans:
December 31,	2008	2007
Interest income included in net income	$52	$33
Additional interest income that would have been recognized under original terms	41	29

Note 7 - Premises And Equipment

Premises and equipment, stated at cost less accumulated depreciation and amortization, are summarized below:
December 31,	2008	2007
Land and buildings	$7,103	$7,066
Furniture and equipment	9,677	9,303
Leasehold improvements	1,668	1,668
Book value	18,448	18,037
Accumulated depreciation and amortization	(11,787)	(11,309)
Net book value	$6,661	$6,728

Depreciation and amortization expense on premises and equipment amounted to $901,000 and $755,000 for the years ended December 31, 2008 and 2007, respectively.

Note 8 - Intangible Assets and Servicing
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $67,412,000 and $69,194,000 at December 31, 2008 and 2007, respectively.

The following table reflects the activity of mortgage servicing rights for the periods indicated:

Years Ended December 31,	2008	2007
Balance at beginning of year	$451	$472
Mortgage servicing rights capitalized	60	49
Mortgage servicing rights amortized	(77)	(70)
Fair market value adjustments	(32)	–
Balance at end of year	$402	$451

The balance of these mortgage servicing rights are included in other assets at December 31, 2008 and 2007. The fair value of these rights was $440,000 and $670,000, respectively. The fair value of servicing rights was determined using a 9.0% discount rate and a 10.0% discount rate for 2008 and 2007, respectively.

As a result of the purchase of deposits in 1997, QNB recorded a deposit premium of $511,000. This premium was fully amortized, for book purposes, at December 31, 2007. Amortization expense for core deposit intangibles for the year ended December 31, 2007 was $43,000.

Amortization expense of intangible assets for the years ended December 31, 2008 and 2007 was $77,000 and $113,000, respectively.

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:
2009	$128
2010	97
2011	68
2012	48
2013	32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Time Deposits

The aggregate amount of time deposits including deposits, in denominations of $100,000 or more, was $311,302,000 and $255,050,000 at December 31, 2008 and 2007, respectively.

At December 31, 2008, the scheduled maturities of time deposits were as follows:

2009	$217,460
2010	78,262
2011	9,086
2012	3,669
2013	2,824
Thereafter	1
Total time deposits	$311,302

Note 10 - Short-Term Borrowings
December 31,	Securities Sold under Agreements to Repurchase (a)	Other Short-term Borrowings (b)
2008
Balance	$ 21,063	$ 600
Maximum indebtedness at any month end	23,360	14,424
Daily average indebtedness outstanding	19,222	2,975
Average rate paid for the year	2.18%	1.77%
Average rate on period-end borrowings	1.72	0.00
2007
Balance	$ 29,464	$ 4,526
Maximum indebtedness at any month end	30,167	4,526
Daily average indebtedness outstanding	21,700	1,230
Average rate paid for the year	3.45%	4.90%
Average rate on period-end borrowings	3.21	3.11

(a) Securities sold under agreements to repurchase mature within 30 days. The repurchase agreements were collateralized by U.S. Government agency securities, as well as mortgage-backed securities and CMOs (both backed by U.S. Government agencies) with an amortized cost of $21,678,000 and $25,547,000 and a fair value of $22,410,000 and $25,719,000 at December 31, 2008 and 2007, respectively. These securities are held in safekeeping at the Federal Reserve Bank.

(b) Other short-term borrowings include Federal funds purchased, overnight borrowings from the FHLB and Treasury tax and loan notes.

The Bank has two unsecured Federal funds lines granted by correspondent banks totaling $18,000,000. Federal funds purchased under these lines totaled $0 and $3,926,000 at December 31, 2008 and 2007, respectively.

Note 11 - Long-Term Debt

Under terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. QNB’s FHLB stock of $2,279,000 and $864,000 at December 31, 2008 and 2007, respectively, is also pledged to secure these advances.

QNB has a maximum borrowing capacity with the FHLB of approximately $197,869,000. At December 31, 2008, there were $10,000,000 in outstanding advances with a fixed interest rate of 2.97% maturing in January 2010. QNB had no outstanding borrowings with the FHLB at December 31, 2007.

During 2007, the Bank entered into securities sold under agreements to repurchase totaling $25,000,000. These securities sold under agreements to repurchase have 3 to 7 year terms, carry a fixed interest rate ranging from 4.63% to 4.90%, and beginning in 2009 may be called.

These repurchase agreements are treated as financings with the obligations to repurchase securities sold reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains recorded as an asset, although the securities underlying the agreements are delivered to the broker who arranged the transactions. The broker/dealer who participated with the Company in these agreements is PNC Bank. Securities underlying sales of securities under repurchase agreements consisted of municipal securities that had an amortized cost of $28,338,000 and a fair value of $28,413,000 at
December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fixed rate securities sold under agreements to repurchase as of December 31, 2008 mature as follows:

	Amount		Weighted Average Rate
2010	$5,000	[1]	4.90%
2012	15,000	[2]	4.75
2014	5,000	[3]	4.77
Total	$25,000		4.78%
1 Callable 4/17/09
2 $5,000,000 callable 4/17/09, $10,000,000 callable 4/17/10
3 $2,500,000 callable 4/17/10, $2,500,000 callable 4/17/12

Note 12 - Income Taxes

The components of the provision for income taxes are as follows:

Year Ended December 31,	2008	2007
Current Federal income taxes	$1,669	$732
Deferred Federal income taxes	(109)	(446)
Net provision	$1,560	$286

At December 31, 2008 and 2007, the tax effects of temporary differences that represent the significant portion of deferred tax assets and liabilities are as follows:

December 31,	2008	2007
Deferred tax assets
Allowance for loan losses	$1,304	$1,115
Impaired equity securities	380	115
Capital loss carryover	8	44
Net unrealized holding losses on investment securities available-for-sale	120	–
Deferred compensation	41	53
Deposit premium	45	56
Alternative minimum tax credit carry forward	–	184
Other	14	38
Total deferred tax assets	1,912	1,605
Deferred tax liabilities
Depreciation	95	16
Mortgage servicing rights	137	154
Net unrealized holding gains on investment securities available-for-sale	–	775
Prepaid expenses	119	102
Other	1	2
Total deferred tax liabilities	352	1,049
Net deferred tax asset	$1,560	$556

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes it is more likely than not that QNB will realize the benefits of the above deferred tax assets. The net deferred tax asset is included in other assets on the consolidated balance sheet. As of December 31, 2008, QNB has a capital loss carryover of $24,000 that will expire on December 31, 2011, if not utilized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the tax provision on income before taxes computed at the statutory rate of 34% and the actual tax provision was as follows:

Year Ended December 31,	2008	2007
Provision at statutory rate	$2,486	$1,133
Tax-exempt interest and dividend income	(871)	(808)
Bank-owned life insurance	(100)	(100)
Life insurance proceeds	(16)	(2)
Stock-based compensation expense	21	34
Other	40	29
Total provision	$1,560	$286

Note 13 - Employee Benefit Plans

The QNB Bank Retirement Savings Plan provides for elective employee contributions up to 20 percent of compensation and a matching company contribution limited to 3 percent. In addition, the plan provides for safe harbor nonelective contributions of 5 percent of total compensation by QNB. QNB contributed a matching contribution of $152,000 and $146,000 for the years ended December 31, 2008 and 2007, respectively, and a safe harbor contribution of $290,000 for 2008 and $277,000 for 2007.

QNB’s Employee Stock Purchase Plan (the Plan) offers eligible employees an opportunity to purchase shares of QNB Corp. Common Stock at a 10 percent discount from the lesser of fair market value on the first or last day of each offering period (as defined by the plan). The 2001 Plan expired on June 1, 2006. The 2001 Plan authorized the issuance of 42,000 shares. As of December 31, 2008, 15,399 shares were issued under the 2001 Plan. The 2006 Plan authorizes the issuance of 20,000 shares. As of December 31, 2008, 8,653 shares were issued under the 2006 Plan. The 2006 Plan expires May 31, 2011.

Shares issued pursuant to the Plan were as follows:

Year Ended December 31,	Shares	Price per Share
2008	3,769	$16.07	and	$18.63
2007	3,306	20.39	and	20.93

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

The 1998 Plan authorizes the issuance of 220,500 shares. The time period by which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest after a three-year period. As of December 31, 2008, there were 225,058 options granted, 9,994 options forfeited, 37,441 options exercised and 177,623 options outstanding under this Plan. The 1998 Plan expired March 10, 2008.

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan except the options expire five years after the grant date. As of December 31, 2008, there were 43,700 options granted and outstanding under this Plan. The 2005 Plan expires March 15, 2015.

As of December 31, 2008, there was approximately $51,000 of unrecognized compensation cost related to unvested stock option awards granted.  That cost is expected to be recognized over the next two years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity during 2008 and 2007, was as follows:
			Weighted Average
		Weighted	Remaining	Aggregate Intrinsic
	Number of Options	Average Exercise Price	Contractual Term (in yrs)	Value
Outstanding December 31, 2006	189,323	$20.14
Exercised	(2,800)	20.00
Granted	17,400	25.15
Outstanding December 31, 2007	203,923	20.56
Granted	17,400	21.00
Outstanding at December 31, 2008	221,323	20.60	3.0	$269
Exercisable at December 31, 2008	169,123	$19.53	3.0	$269

As of December 31, 2008, outstanding stock options consist of the following:

	Options Outstanding	Exercise Price	Remaining Life (in years)	Options Exercisable	Exercise Price
	23,697	$13.09	1.0	23,697	$13.09
	24,044	13.30	2.0	24,044	13.30
	34,500	16.13	3.0	34,500	16.13
	20,282	16.70	0.1	20,282	16.70
	31,700	20.00	4.1	31,700	20.00
	17,400	21.00	4.0	–	–
	17,400	25.15	3.0	–	–
	17,400	26.00	2.1	–	–
	17,400	32.35	6.1	17,400	32.35
	17,500	33.25	5.3	17,500	33.25
Outstanding as of December 31, 2008	221,323	$20.60	3.0	169,123	$19.53

The cash proceeds, tax benefits and intrinsic value related to total stock options exercised during 2008 and 2007 are as follows:
	2008	2007
Proceeds from stock options exercised	–	$56
Tax benefits related to stock options exercised	–	4
Intrinsic value of stock options exercised	–	12

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

Balance, December 31, 2007	$4,093
New loans	4,569
Repayments	(4,032)
Balance, December 31, 2008	$4,630

QNB allowed its directors to defer a portion of their compensation. The amount of deferred compensation accrued as of December 31, 2008 and 2007, was $121,000 and $156,000, respectively.

The Bank utilizes a general contractor affiliated with one of its directors for various renovation projects on an ongoing basis. Management and the Board of Directors of QNB Corp. and the Bank believe these are arms-length transactions. The total paid to this related party during 2008 and 2007, was $17,000 and $5,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Commitments And Contingencies

Financial instruments with off-balance-sheet risk:
In the normal course of business there are various legal proceedings, commitments, and contingent liabilities which are not reflected in the financial statements. Management does not anticipate any material losses as a result of these transactions and activities. They include, among other things, commitments to extend credit and standby letters of credit. Outstanding standby letters of credit amounted to $12,051,000 and $3,760,000, and commitments to extend credit and unused lines of credit totaled $87,227,000 and $77,264,000 at December 31, 2008 and 2007, respectively. The maximum exposure to credit loss, which represents the possibility of sustaining a loss due to the failure of the other parties to a financial instrument to perform according to the terms of the contract, is represented by the contractual amount of these instruments. QNB uses the same lending standards and policies in making credit commitments as it does for on-balance sheet instruments. The activity is controlled through credit approvals, control limits, and monitoring procedures.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2008 and 2007 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

Other commitments:
QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include renewal options as well as specific provisions relating to rent increases. The minimum annual rental commitments under these leases outstanding at December 31, 2008 are as follows:

Minimum Lease Payments
2009	$ 340
2010	319
2011	313
2012	263
2013	218
Thereafter	1,260

The leases contain renewal options to extend the initial terms of the lease from one to ten years. The commitment for such renewals is not included above. Rent expense under leases for the years ended December 31, 2008 and 2007, was $400,000 and $368,000, respectively.

Note 17 - Other Comprehensive Income (Loss)

The tax effects allocated to each component of other comprehensive income are as follows:
	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
Year Ended December 31, 2008
Unrealized losses on securities
Unrealized holding losses arising during the period	$(3,241)	$1,102	$(2,139)
Reclassification adjustment for losses included in net income	609	(207)	402
Other comprehensive (loss)	$(2,632)	$895	$(1,737)
Year Ended December 31, 2007
Unrealized gains on securities
Unrealized holding gains arising during the period	$699	$(238)	$461
Reclassification adjustment for losses included in net income	2,815	(957)	1,858
Other comprehensive income	$3,514	$(1,195)	$2,319

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The Bank adopted SFAS 157 effective for its fiscal year beginning January 1, 2007.

In December 2007, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As such, the Company only partially adopted the provisions of SFAS 157, and will begin to account and report for non-financial assets and liabilities in 2009. In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the QNB’s December 31, 2008 consolidated financial statements. QNB has applied the provisions of FSP 157-3 to its financial statements as of and for the year ended December 31, 2008. At December 31, 2008, the Company determined that no active market existed for pooled trust preferred securities with an amortized cost of $5,094,000 and an estimated fair value of $1,963,000.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Securities available-for-sale	$ 8,213	$ 209,421	$ 1,963	$ 219,597

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Securities available for-sale
Beginning balance January 1, 2008	–
Purchases, issuances and settlements	$(86)
Total gains or losses (realized/unrealized)
Included in earnings	–
Included in other comprehensive income	(1,532)
Transfers in and/or out of Level 3	3,581
Ending balance, December 31, 2008	$1,963

There were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs.

QNB owns eight collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). The market for these securities at December 31, 2008 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new TRUP CDOs have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities.

The market values for these securities (and any securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels. For example, the yield spreads for the broad market of investment grade and high yield corporate bonds reached all time wide levels versus Treasuries at the end of November 2008 and remain near those levels today. Thus in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2008,

•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates and

•	TRUP CDOs will be classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date.

Our TRUP CDO valuations were prepared by an independent third party. Their approach in determining fair value involved these steps:

•	The credit quality of the collateral is estimated using average risk-neutral probability of default values for each industry (i.e. banks and insurance companies are evaluated separately).

•	Asset defaults are then generated taking into account both the probability of default of the asset and an assumed level of correlation among the assets.

•	A higher level of correlation is assumed among assets from the same industry (e.g. banks with other banks) than among those from different industries.

•	The loss given default was assumed to be 95% (i.e. a 5 % recovery).

•	The cash flows were forecast for the underlying collateral and applied to each CDO tranche to determine the resulting distribution among the securities.

•	The calculations were modeled in several thousand scenarios using a Monte Carlo engine.

•	The expected cash flows for each scenario were discounted at the risk-free rate plus 200 basis points (for illiquidity) to calculate the present value of the security.

•
The average price was used for valuation purposes. The overall discount rates are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the CDO and the prepayment assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Mortgage Servicing Rights	–	–	$402	$402
Impaired Loans	–	–	398	398

As discussed above, QNB has delayed its disclosure requirements of non-financial assets and liabilities. Certain real estate owned are carried at fair value at the balance sheet date for which the Company has not yet adopted the provisions of SFAS 157.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of QNB’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between QNB’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of each major classification of financial instruments at December 31, 2008 and 2007:

Cash and due from banks, Federal funds sold, accrued interest receivable and accrued interest payable (Carried at Cost):  The carrying amounts reported in the balance sheet approximate those assets’ fair value.

Investment securities:  The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

Restricted investment in bank stocks (Carried at Cost):  The fair value of stock in Atlantic Central Bankers Bank, the Federal Reserve Bank and the Federal Home Loan Bank is the carrying amount, based on redemption provisions, and considers the limited marketability of such securities.
Loans Held for Sale (Carried at Lower of Cost or Fair Value):  The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.

Loans Receivable (Carried at Cost):  The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (Generally Carried at Fair Value): Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $586,000, net of a valuation allowance of $188,000.

Mortgage Servicing Rights (Carried at Lower of Cost or Fair Value):  The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. After stratifying the rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. The valuation incorporates assumptions that market participants would use in estimating future net servicing income. QNB is able to compare the valuation model inputs and results to widely available published industry data for reasonableness.

Mortgage servicing rights, which are carried at lower of cost or fair value, were written down to fair value resulting in a valuation allowance of $32,000. A charge of $32,000 was included in earnings for the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deposit liabilities (Carried at Cost):  The fair value of deposits with no stated maturity (e.g. demand deposits, interest-bearing demand accounts, money market accounts and savings accounts) are by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). This approach to estimating fair value excludes the significant benefit that results from the low-cost funding provided by such deposit liabilities, as compared to alternative sources of funding. Deposits with a stated maturity (time deposits) have been valued using the present value of cash flows discounted at rates approximating the current market for similar deposits.

Short-term borrowings (Carried at Cost): The carrying amount of short-term borrowings approximates their fair values.

Long-term debt (Carried at Cost):  The fair values of FHLB advances and securities sold under agreements to repurchase are estimated using discounted cash flow analysis, based on quoted prices for new long-term debt with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a fair value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-balance-sheet instruments (Disclosed at Cost):  The fair values for the Bank’s off-balance sheet instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

The estimated fair values and carrying amounts are summarized as follows:

December 31,	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and due from banks	$ 11,910	$ 11,910	$ 14,322	$ 14,322
Federal funds sold	4,541	4,541	–	–
Investment securities available-for-sale	219,597	219,597	191,552	191,552
Investment securities held-to-maturity	3,598	3,683	3,981	4,122
Restricted investment in bank stocks	2,291	2,291	954	954
Loans held-for-sale	120	124	688	700
Net loans	399,743	397,232	377,737	373,830
Mortgage servicing rights	402	440	451	670
Accrued interest receivable	2,819	2,819	2,742	2,742

Financial Liabilities
Deposits with no stated maturities	238,488	238,488	239,074	239,074
Deposits with stated maturities	311,302	316,239	255,050	255,825
Short-term borrowings	21,663	21,663	33,990	33,990
Long-term debt	35,000	37,352	25,000	25,460
Accrued interest payable	2,277	2,277	2,344	2,344

The estimated fair value of QNB’s off-balance sheet financial instruments is as follows:

December 31,	2008		2007
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Commitments to extend credit	$ 87,227	–	$ 77,264	–
Standby letters of credit	12,051	–	3,760	–

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Parent Company Financial Information

Condensed financial statements of QNB Corp. only:

Balance Sheets
December 31,	2008	2007
Assets
Cash and cash equivalents	$38	$257
Investment securities available-for-sale	3,089	4,158
Investment in subsidiary	50,199	48,785
Other assets	583	51
Total assets	$53,909	$53,251

Liabilities
Other liabilities	–	–

Shareholders’ equity
Common stock	$2,028	$2,026
Surplus	10,057	9,933
Retained earnings	43,667	41,282
Accumulated other comprehensive (loss) income, net	(233)	1,504
Treasury stock	(1,610)	(1,494)
Total shareholders’ equity	53,909	53,251
Total liabilities and shareholders’ equity	$53,909	$53,251

Statements of Income
Year Ended December 31,	2008	2007
Dividends from subsidiary	$3,148	$2,839
Interest and dividend income	79	77
Securities losses	(676)	(86)
Total income	2,551	2,830
Expenses	267	310
Income before applicable income taxes and equity in undistributed income of subsidiary	2,284	2,520
(Benefit) provision for income taxes	(292)	(92)
Income before equity in undistributed income of subsidiary	2,576	2,612
Equity in undistributed income of subsidiary	3,177	435
Net income	$5,753	$3,047

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash Flows
Year Ended December 31,	2008	2007
Operating Activities
Net income	$5,753	$3,047
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income from subsidiary	(3,177)	(435)
Securities losses (gains), net	676	86
Stock-based compensation expense	61	102
(Increase) decrease in other assets	(32)	(33)
Deferred income tax provision	(265)	(63)
Net cash provided by operating activities	3,016	2,704
Investing Activities
Purchase of investment securities	(1,898)	(1,366)
Proceeds from sale of investment securities	1,600	1,538
Net cash (used by) provided by investing activities	(298)	172
Financing Activities
Cash dividends paid	(2,886)	(2,755)
Purchase of treasury stock	(116)	–
Proceeds from issuance of common stock	65	124
Tax benefit from exercise of stock options	–	4
Net cash used by financing activities	(2,937)	(2,627)
(Decrease) increase in cash and cash equivalents	(219)	249
Cash and cash equivalents at beginning of year	257	8
Cash and cash equivalents at end of year	$38	$257

Note 20 - Regulatory Restrictions
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

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of December 31, 2008, that the Company and the Bank met capital adequacy requirements to which they were subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Capital Levels
	Actual		Adequately Capitalized		Well Capitalized
As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk weighted assets):[1]
Consolidated	$57,732	12.37%	$37,338	8.00%	N/A	N/A
Bank	54,022	11.67	37,043	8.00	$46,304	10.00%
Tier I capital (to risk weighted assets):[1]
Consolidated	53,896	11.55	18,669	4.00	N/A	N/A
Bank	50,186	10.84	18,522	4.00	27,783	6.00
Tier I capital (to average assets):[1]
Consolidated	53,896	8.32	25,924	4.00	N/A	N/A
Bank	50,186	7.79	25,754	4.00	32,192	5.00

	Capital Levels
	Actual		Adequately Capitalized		Well Capitalized
As of December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk weighted assets):[1]
Consolidated	$55,169	13.06%	$33,790	8.00%	N/A	N/A
Bank	50,770	12.14	33,463	8.00	$41,829	10.00%
Tier I capital (to risk weighted assets):[1]
Consolidated	51,747	12.25	16,895	4.00	N/A	N/A
Bank	47,491	11.35	16,731	4.00	25,097	6.00
Tier I capital (to average assets):[1]
Consolidated	51,747	8.64	23,959	4.00	N/A	N/A
Bank	47,491	7.99	23,779	4.00	29,724	5.00
1 As defined by the regulators

Note 21 - Consolidated Quarterly Financial Data (Unaudited)

The unaudited quarterly results of operations for the years ended 2008 and 2007 are in the following table:

	Quarters Ended 2008				Quarters Ended 2007
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Interest income	$8,790	$8,838	$8,832	$8,825	$8,539	$8,810	$9,040	$8,916
Interest expense	4,176	3,782	3,787	3,574	4,441	4,358	4,535	4,404
Net interest income	4,614	5,056	5,045	5,251	4,098	4,452	4,505	4,512
Provision for loan losses	225	200	150	750	75	150	150	325
Non-interest income	1,384	829	815	272	(1,668)	936	989	650
Non-interest expense	3,543	3,583	3,668	3,834	3,322	4,152	3,327	3,640
Income (loss) before income taxes	2,230	2,102	2,042	939	(967)	1,086	2,017	1,197
Provision (benefit) for income taxes	520	496	476	68	(514)	161	463	176
Net Income (Loss)	$1,710	$1,606	$1,566	$871	$(453)	$925	$1,554	$1,021
Earnings (Loss) Per Share - basic	$.55	$.51	$.50	$.28	$(0.14)	$.30	$.50	$.33
Earnings (Loss) Per Share - diluted	$.54	$.51	$.50	$.28	$(0.14)	$.29	$.49	$.32

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) None.
(b) None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures are effective as of such date.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2008.

There have been no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective and meets the criteria of the Internal Control — Integrated Framework.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company, as a smaller reporting company, to provide only management’s report in this annual report.

/s/ Thomas J. Bisko	/s/ Bret H. Krevolin
Thomas J. Bisko	Bret H. Krevolin
President and Chief Executive Officer	Chief Financial Officer

March 31, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2009 Annual Meeting of Shareholders under the captions

•  “Election of Directors”
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

The information required by Item 11 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2009 Annual Meeting of Shareholders under the captions

•  “Compensation Committee Report”
•  “Compensation Discussion and Analysis”
•  “Executive Compensation”
•  “Director Compensation”
•  “Compensation Tables”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2009 Annual Meeting of Shareholders under the captions

•  “Security Ownership of Certain Beneficial Owners and Management”
•  “Equity Compensation Plan Information”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information appearing  in QNB Corp.’s definitive proxy statement to be used in connection with the 2009 Annual Meeting of Shareholders under the captions

•  “Certain Relationships and Related Party Transactions”
•  “Governance of the Company - Director Independence”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2009 Annual Meeting of Shareholders under the captions

•  “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors”
•  “Audit Fees, Audit Related Fees, Tax Fees, and All Other Fees”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The following financial statements are included by reference in Part II, Item 8 hereof.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The financial statement schedules required by this Item are omitted because the information is either inapplicable, not required or is in the consolidated financial statements as a part of this Report.

3. The following exhibits are incorporated by reference herein or annexed to this Form 10-K:

3(i)-
Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrant’s proxy statement on Schedule 14-A, SEC File No. 0-17706, filed with the Commission on April 15, 2005.)

3(ii)-	By-laws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on January 23, 2006.)

10.1-
Employment Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on November 15, 2004.)

10.2-
Salary Continuation Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on November 15, 2004.)

10.3-	QNB Corp. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-91201 on Form S-8, filed with the Commission on November 18, 1999.)

10.4-	QNB Retirement Savings Plan. (Incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on August 14, 2003.)

10.5-
Change of Control Agreement between Registrant and Robert C. Werner. (Incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on November 8, 2005.)

10.6-
Change of Control Agreement between Registrant and Bret H. Krevolin. (Incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on November 8, 2005.)

10.7-	QNB Corp. 2001 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-67588 on Form S-8, filed with the Commission on August 15, 2001).

10.8-	QNB Corp. 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-125998 on Form S-8, filed with the Commission on June 21, 2005).

10.9-	QNB Corp. 2006 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-135408 on Form S-8, filed with the Commission on June 28, 2006).

14-	Registrant’s Code of Ethics. (Incorporated by reference to Exhibit 14 of Registrant’s Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 30, 2004.)

21-	Subsidiaries of the Registrant.

23.1-	Consent of Independent Registered Public Accounting Firm

31.1-	Section 302 Certification of the President and CEO.

31.2-	Section 302 Certification of the Chief Financial Officer.

32.1-	Section 906 Certification of the President and CEO.

32.2-	Section 906 Certification of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QNB Corp.
March 31, 2009
BY: /s/ Thomas J. Bisko
Thomas J. Bisko
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Bisko	President, Chief Executive	March 31, 2009
Thomas J. Bisko	Officer and Director

/s/ Bret H. Krevolin	Chief Financial Officer	March 31, 2009
Bret H. Krevolin	and Principal Financial and
Accounting Officer

/s/ Kenneth F. Brown, Jr.	Director	March 31, 2009
Kenneth F. Brown, Jr.

/s/ Dennis Helf	Director, Chairman	March 31, 2009
Dennis Helf

/s/ G. Arden Link	Director	March 31, 2009
G. Arden Link

/s/ Charles M. Meredith, III	Director	March 31, 2009
Charles M. Meredith, III

/s/ Anna Mae Papso	Director	March 31, 2009
Anna Mae Papso

/s/ Gary S. Parzych	Director	March 31, 2009
Gary S. Parzych

/s/ Bonnie Rankin	Director	March 31, 2009
Bonnie Rankin

/s/ Henry L. Rosenberger	Director	March 31, 2009
Henry L. Rosenberger

/s/ Edgar L. Stauffer	Director	March 31, 2009
Edgar L. Stauffer

QNB CORP.
FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2008
EXHIBIT INDEX
Exhibit
3(i)-
Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrant’s proxy statement on Schedule 14-A, SEC File No. 0-17706, filed with the Commission on April 15, 2005.)

3(ii)-	By-laws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on January 23, 2006.)

10.1-
Employment Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on November 15, 2004.)

10.2-
Salary Continuation Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on November 15, 2004.)

10.3-	QNB Corp. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-91201 on Form S-8, filed with the Commission on November 18, 1999.)

10.4-	QNB Retirement Savings Plan. (Incorporated by reference to Exhibit 10.4 of Registrants Quarterly Report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on August 14, 2003)

10.5-
Change of Control Agreement between Registrant and Robert C. Werner. (Incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on November 8, 2005.)

10.6-
Change of Control Agreement between Registrant and Bret H. Krevolin. (Incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly Report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on November 8, 2005.)

10.7-	QNB Corp. 2001 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-67588 on Form S-8, filed with the Commission on August 15, 2001).

10.8-	QNB Corp. 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-125998 on Form S-8, filed with the Commission on June 21, 2005).

10.9-	QNB Corp. 2006 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-135408 on Form S-8, filed with the Commission on June 28, 2006).

14-	Registrant’s Code of Ethics. (Incorporated by reference to Exhibit 14 of Registrant’s Annual Report Form 10-K, SEC File No. 0-17706, filed with the Commission on March 30, 2004.)

21-	Subsidiaries of the Registrant.

23.1-	Consent of Independent Registered Public Accounting Firm

31.1-	Section 302 Certification of the President and CEO.

31.2-	Section 302 Certification of the Chief Financial Officer.

32.1-	Section 906 Certification of the President and CEO.

32.2-	Section 906 Certification of the Chief Financial Officer.