Form 10-Q
period 2009-03-31
QNB CORP
filed 2009-05-15
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                               March 31, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2009
Common Stock, par value $.625	3,082,332

QNB CORP. AND SUBSIDIARY
FORM 10-Q
QUARTER ENDED MARCH 31, 2009

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data) (unaudited)
	March 31, 2009	December 31, 2008
Assets
Cash and due from banks	$10,048	$10,634
Interest-bearing deposits in banks	569	1,276
Federal funds sold	5,938	4,541
Total cash and cash equivalents	16,555	16,451

Investment securities
Available-for-sale (amortized cost $223,337 and $219,950)	223,526	219,597
Held-to-maturity (fair value $3,740 and $3,683)	3,598	3,598
Restricted investment in bank stocks	2,291	2,291
Loans held-for-sale	3,202	120
Loans receivable	417,062	403,579
Allowance for loan losses	(4,220)	(3,836)
Net loans	412,842	399,743
Bank-owned life insurance	8,860	8,785
Premises and equipment, net	6,571	6,661
Accrued interest receivable	2,759	2,819
Other assets	3,740	4,329
Total assets	$683,944	$664,394

Liabilities
Deposits
Demand, non-interest bearing	$55,428	$53,280
Interest-bearing demand	91,797	95,630
Money market	50,246	45,572
Savings	47,142	44,006
Time	221,004	206,336
Time of $100,000 or more	108,132	104,966
Total deposits	573,749	549,790
Short-term borrowings	16,822	21,663
Long-term debt	35,000	35,000
Accrued interest payable	2,643	2,277
Other liabilities	1,964	1,755
Total liabilities	630,178	610,485

Shareholders' Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,246,901 shares and 3,245,159 shares issued; 3,082,332 and 3,131,815 shares outstanding	2,029	2,028
Surplus	10,074	10,057
Retained earnings	44,015	43,667
Accumulated other comprehensive income (loss), net	124	(233)
Teasury stock, at cost; 164,569 and 113,344 shares	(2,476)	(1,610)
Total shareholders' equity	53,766	53,909
Total liabilities and shareholders' equity	$683,944	$664,394

The accompanying notes are an integral part of the unaudited consolidated financial Statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except share data) (unaudited)
Three Months Ended March 31,	2009	2008
Interest Income
Interest and fees on loans	$5,913	$6,173
Interest and dividends on Investment securities:
Taxable	2,202	2,095
Tax-exempt	509	462
Interest on Federal funds sold	1	42
Interest on interest-bearing balances and other interest income	1	18
Total interest income	8,626	8,790
Interest Expense
Interest on deposits
Interest-bearing demand	154	307
Money market	164	291
Savings	28	42
Time	1,849	2,210
Time of $100,000 or more	920	792
Interest on short-term borrowings	56	171
Interest on long-term debt	374	363
Total interest expense	3,545	4,176
Net interest income	5,081	4,614
Provision for loan losses	600	225
Net interest income after provision for loan losses	4,481	4,389
Non-Interest Income
Fees for services to customers	395	445
ATM and debit card	228	219
Bank-owned life insurance	71	106
Mortgage servicing fees	36	20
Net (loss) gain on investment securities available-for-sale	(254)	222
Net gain on sale of loans	168	32
Other	89	340
Total non-interest income	733	1,384
Non-Interest Expense
Salaries and employee benefits	2,078	1,971
Net occupancy	353	340
Furniture and equipment	296	289
Marketing	175	153
Third party services	230	188
Telephone, postage and supplies	149	161
State taxes	135	130
FDIC insurance premiums	193	34
Other	320	277
Total non-interest expense	3,929	3,543
Income before income taxes	1,285	2,230
Provision for income taxes	191	520
Net Income	$1,094	$1,710
Earnings Per Share - Basic	$.35	$.55
Earnings Per Share - Diluted	$.35	$.54
Cash Dividends Per Share	$.24	$.23

The accompanying notes are an integral part of the unaudited consolidated financial Statements.

QNB Corp. and Subsidiary

consolidated statement of shareholders' equity

			Accumulated
			Other
(in thousands, except share data)	Number	Comprehensive	Comprehensive	Common		Retained	Treasury
(unaudited)	of Shares	Income	Income (Loss)	Stock	Surplus	Earnings	Stock	Total
Balance, December 31, 2008	3,131,815		$(233)	$2,028	$10,057	$43,667	$(1,610)	$53,909

Net income	—	$1,094	—	—	—	1,094	—	1,094
Other comprehensive income, net of taxes
Unrealized holding gains on investment securities available-for-sale	—	190	—	—	—	—	—	—
Reclassification adjustment for losses included in net income	—	167	—	—	—	—	—	—
Other comprehensive income	—	357	357	—	—	—	—	357
Comprehensive income	—	$1,451	—	—	—	—	—	—
Cash dividends paid ($.24 per share)			—	—	—	(746)	—	(746)
Purchase of treasury stock	(51,225)		—	—	—	—	(866)	(866)
Stock issued for options exercised	1,742		—	1	4	—	—	5
Stock-based compensation expense	—		—	—	13	—	—	13
Balance, March 31, 2009	3,082,332		$124	$2,029	$10,074	$44,015	$(2,476)	$53,766

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

consolidated statements of cash flows

	(in thousands, (unaudited)
Three Months Ended March 31,	2009	2008
Operating Activities
Net income	$1,094	$1,710
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	219	201
Provision for loan losses	600	225
Net losses (gains) on investment securities available-for-sale	254	(222)
Gain on sale of equity investment	—	(175)
Net loss on sale of repossessed assets	45	1
Loss on disposal of premises and equipment	—	3
Net gain on sale of loans	(168)	(32)
Proceeds from sales of residential mortgages	7,685	3,278
Originations of residential mortgages held-for-sale	(10,599)	(3,708)
Income on bank-owned life insurance	(71)	(106)
Life insurance premiums	(5)	(5)
Stock-based compensation expense	13	14
Deferred income tax benefit	(250)	(25)
Net increase in income taxes payable	442	545
Net decrease (increase) in accrued interest receivable	60	(12)
Amortization of mortgage servicing rights and change in valuation allowance	7	23
Net (accretion) amortization of premiums and discounts on investment securities	(63)	(83)
Net increase in accrued interest payable	366	89
Decrease (increase) in other assets	767	(417)
Decrease in other liabilities	(233)	(25)
Net cash provided by operating activities	163	1,279
Investing Activities
Proceeds from maturities and calls of investment securities available-for-sale	22,984	13,728
Proceeds from sales of investment securities available-for-sale	20,000	1,122
Purchase of investment securities available-for-sale	(46,562)	(20,223)
Proceeds from sale of equity investment	—	175
Proceeds from redemption of restricted bank stock	—	332
Purchase of restricted bank stock	—	(400)
Net (increase) decrease in loans	(14,099)	1,133
Net purchases of premises and equipment	(129)	(166)
Redemption of bank-owned life insurance investment	—	224
Proceeds from sale of repossessed assets	236	86
Net cash used by investing activities	(17,570)	(3,989)
Financing Activities
Net increase in non-interest bearing deposits	2,148	3,396
Net increase (decrease) in interest-bearing non-maturity deposits	3,977	(6,383)
Net increase in time deposits	17,834	14,155
Net decrease in short-term borrowings	(4,841)	(15,254)
Proceeds from long-term debt	—	10,000
Cash dividends paid	(746)	(721)
Purchase of treasury stock	(866)	—
Proceeds from issuance of common stock	5	—
Net cash provided by financing activites	17,511	5,193
Increase in cash and cash equivalents	104	2,483
Cash and cash equivalents at beginning of year	16,451	14,322
Cash and cash equivalents at end of period	$16,555	$16,805
Supplemental Cash Flow Disclosures
Interest paid	$3,179	$4,087
Income taxes paid	—	—
Non-Cash transactions
Transfer of loans to other real estate owned and repossessed assets	400	119

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of QNB Corp. (the Company) and its wholly-owned subsidiary, QNB Bank (the Bank). The consolidated entity is referred to herein as “QNB”. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2008 Annual Report incorporated in the Form 10-K. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods and are of a normal and recurring nature. Certain items in the 2008 consolidated financial statements have been reclassified to conform to the 2009 financial statement presentation format.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board (FASB) Statement No. 141(R) Business Combinations was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance became effective as of January 1, 2009 for QNB and had no immediate impact. This new pronouncement will affect QNB’s accounting for business combinations completed after January 1, 2009.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In April 2009, FASB issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends Topic 5.M. in the Staff Accounting Bulletin series entitled Other Than Temporary Impairment of Certain Investments Debt and Equity Securities. On April 9, 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. SAB 111 maintains the previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

3. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY

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

Stock-based compensation expense was approximately $13,000 and $14,000 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, there was approximately $82,000 of unrecognized compensation cost related to unvested share-based compensation awards granted that is expected to be recognized over the next 33 months.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

3. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY (Continued)

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorized the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest ratably over a three-year period. As of March 31, 2009, there were 225,058 options granted, 12,198 options forfeited, 57,019 options exercised and 155,841 options outstanding under this Plan. The 1998 Plan expired on March 10, 2008, therefore no further options can be granted under this Plan.

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of March 31, 2009, there were 63,700 options granted and outstanding under this Plan. The 2005 Plan expires March 15, 2015.

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

Options granted	2009	2008
Risk-free interest rate	1.48%	3.00%
Dividend yield	4.80	3.64
Volatility	25.04	18.46
Expected life (years)	5.00	5.00

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in 2009 and 2008 was $2.17 and $2.63, respectively.

Stock option activity during the three months ended March 31, 2009 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs.)	Aggregate Intrinsic Value

Outstanding at January 1, 2009	221,323	$20.60
Exercised	(19,578)	16.42
Expired	(2,204)	16.70
Granted	20,000	17.15
Outstanding at March 31, 2009	219,541	$20.70	3.2	$279

Exercisable at March 31, 2009	164,741	$20.62	3.0	$267

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

4. SHARE REPURCHASE PLAN

On January 24, 2008, QNB announced that the Board of Directors authorized the repurchase of up to 50,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. On February 9, 2009, the Board of Directors approved increasing the authorization to 100,000 shares. As of March 31, 2009, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. As of March 31, 2008, QNB had not repurchased any shares.

5. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months
	Ended March 31,
	2009	2008

Numerator for basic and diluted earnings per share - net income	$1,094	$1,710

Denominator for basic earnings per share - weighted average shares outstanding	3,113,730	3,134,704
Effect of dilutive securities - employee stock options	12,953	32,272
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,126,683	3,166,976

Earnings per share-basic	$0.35	$0.55
Earnings per share-diluted	$0.35	$0.54

There were 141,600 and 87,100 stock options that were anti-dilutive for the three-month periods ended March 31, 2009 and 2008, respectively. These stock options were not included in the above calculation.

6. COMPREHENSIVE INCOME

For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the three months ended March 31, 2009 and 2008:

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
Unrealized holding gains arising during the period on securities available- for-sale [net of tax expense of $(98) and $(394), respectively]	$189	$766
Reclassification adjustment for losses (gains) included in net income [net of (tax benefit) tax expense of $(86) and $75, respectively]	168	(147)
Net change in unrealized gains during the period	357	619
Accumulated other comprehensive (loss) income, beginning of period	(233)	1,504
Accumulated other comprehensive income, end of period	$124	$2,123

Net income	$1,094	$1,710
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period [net of tax expense of $(184) and $(319), respectively]	357	619
Comprehensive income	$1,451	$2,329

7. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities were as follows:
Available-for-Sale

	March 31, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Aggregate	unrealized	unrealized		Aggregate	unrealized	unrealized
	fair	holding	holding	Amortized	fair	holding	holding	Amortized
	value	gains	losses	cost	value	gains	losses	cost
U.S. Treasury	$5,082	$31	$1	$5,052	$5,124	$49	-	$5,075
U.S. Government agencies	41,088	520	-	40,568	44,194	634	$5	43,565
State and municipal securities	45,073	867	219	44,425	42,300	448	512	42,364
Mortgage-backed securities	71,713	2,708	6	69,011	67,347	2,126	-	65,221
Collateralized mortgage obligations (CMOs)	56,605	1,419	402	55,588	49,067	963	591	48,695
Other debt securities	1,199	42	4,408	5,565	8,476	79	3,171	11,568
Equity securities	2,766	20	382	3,128	3,089	9	382	3,462
Total investment securities available-for-sale	$223,526	$5,607	$5,418	$223,337	$219,597	$4,308	$4,661	$219,950

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

7. INVESTMENT SECURITIES (Continued)

Held-To-Maturity

	March 31, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
		unrealized	unrealized	Aggregate		unrealized	unrealized	Aggregate
	Amortized	holding	holding	fair	Amortized	holding	holding	fair
	cost	gains	losses	value	cost	gains	losses	value
State and municipal securities	$3,598	$142	-	$3,740	$3,598	$90	$5	$3,683

8. LOANS & ALLOWANCE FOR LOAN LOSSES

The following table presents loans by category as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Commercial and industrial	$97,116	$97,238
Construction	23,758	21,894
Real estate-commercial	154,763	142,499
Real estate-residential	124,933	124,538
Consumer	4,048	4,483
Indirect lease financing	12,366	12,762
Total loans	416,984	403,414
Net unearned (fees) costs	78	165
Loans receivable	$417,062	$403,579

Activity in the allowance for loan losses is shown below:

	Quarter Ended		Year Ended
	March 31,		December 31,
	2009	2008	2008
Balance at beginning of period	$3,836	$3,279	$3,279
Charge-offs	(243)	(121)	(846)
Recoveries	27	28	78
Net charge-offs	(216)	(93)	(768)
Provision for loan losses	600	225	1,325
Balance at end of period	$4,220	$3,411	$3,836

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

9. INTANGIBLE ASSETS & SERVICING

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $70,864,000 and $67,412,000 at March 31, 2009 and December 31, 2008, respectively.

The following table reflects the activity of mortgage servicing rights for the periods indicated:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2009	2008

Mortgage servicing rights beginning balance	$402	$451
Mortgage servicing rights capitalized	58	60
Mortgage servicing rights amortized	(33)	(77)
Fair market value adjustments	26	(32)
Mortgage servicing rights ending balance	$453	$402

The balance of these mortgage servicing assets are included in other assets at March 31, 2009 and December 31, 2008. The fair value of these rights was $521,000 and $440,000, respectively. The fair value of servicing rights was determined using a 9.0% discount rate for both periods presented above.

The annual estimated amortization expense of mortgage servicing rights for each of the five succeeding fiscal years ending December 31, is as follows:

2009	$119
2010	96
2011	72
2012	52
2013	37

10. FAIR VALUE MEASUREMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective period ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period end.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

10. FAIR VALUE MEASUREMENTS (Continued)

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

In December 2007, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As such, the Company only partially adopted the provisions of SFAS 157 as of December 31, 2008, and began to account and report for non-financial assets and liabilities in 2009. In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective immediately and QNB has applied the provisions of FSP 157-3 to its financial statements as of and for the three months ended March 31, 2009 and as of and for the year-ended December 31, 2008. At March 31, 2009, the Company determined that no active market existed for pooled trust preferred securities with an amortized cost of $5,120,000 and an estimated fair value of $712,000. At December 31, 2008, the Company determined that no active market existed for pooled trust preferred securities with an amortized cost of $5,094,000 and an estimated fair value of $1,963,000.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

10. FAIR VALUE MEASUREMENTS (Continued)

QNB used the following methods and significant assumptions to estimate fair value of each type of financial instrument and non-financial asset.

Investment securities available for sale (Carried at Fair Value): The fair value of securities available for sale are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2). For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

Impaired Loans (Generally Carried at Fair Value): Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value of impaired loans as of March 31, 2009 consists of the loan balances of $281,000, net of a valuation allowance of $158,000.

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

Certain tranches of mortgage servicing rights, which are carried at lower of cost or fair value, were written down to fair value during the quarter. The ending valuation allowance is $6,000 at March 31, 2009. Income of $26,000 was included in earnings for the period which was composed of a $2,000 charge for several tranches that required a valuation allowance for the quarter, offset by $28,000 of the valuation allowance established at December 31, 2008 that was no longer required and consequently reversed.

Foreclosed assets (other real estate owned and repossessed assets): Foreclosed assets are the only non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less cost to sell. At foreclosure or repossession, if the fair value, less estimated costs to sell, of the collateral acquired (real estate, vehicles, equipment) is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held-for-sale is estimated using Level 3 inputs based on observable market data.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

10. FAIR VALUE MEASUREMENTS (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at End of Period
March 31, 2009
Securities available-for-sale	$7,848	$214,966	$712	$223,526

December 31, 2008
Securities available-for-sale	$8,213	$209,421	$1,963	$219,597

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009:

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)
Securities available-for-sale
Beginning balance, January 1, 2009	$1,963
Purchases, issuances and settlements	29
Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	(1,280)
Transfers in and/or out of Level 3	-
Ending balance, March 31, 2009	$712

There were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

10. FAIR VALUE MEASUREMENTS (Continued)

QNB owns eight collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). The market for these securities at March 31, 2009 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new TRUP CDOs have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities.

The market values for these securities (and any securities other than those issued or guaranteed by the U.S. Treasury) are very depressed relative to historical levels. For example, the yield spreads for the broad market of investment grade and high yield corporate bonds reached all time wide levels versus Treasuries at the end of November 2008 and remain near those levels. Thus in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:
•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2009,
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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

10. FAIR VALUE MEASUREMENTS (Continued)

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at End of Period
March 31, 2009
Mortgage servicing rights	$-	$-	$453	$453
Impaired loans	$-	$-	$123	$123
Foreclosed assets	$-	$-	$437	$437

December 31, 2008
Mortgage servicing rights	$-	$-	$402	$402
Impaired loans	$-	$-	$398	$398

11. OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS AND GUARANTEES

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

A summary of the Bank's financial instrument commitments is as follows:

	March 31,	December 31,
	2009	2008
Commitments to extend credit and unused lines of credit	$95,081	$87,227
Standby letters of credit	11,902	12,051
	$106,983	$99,278

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

11. OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS AND GUARANTEES (Continued)

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2009 and December 31, 2008 for guarantees under standby letters of credit issued is not material.

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, and including the risk factors identified in Item 1A of QNB’s 2008 Form 10-K, could affect the future financial results of the Company and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:
•	Volatility in interest rates and shape of the yield curve;
•	Credit risk;
•	Liquidity risk;
•	Operating, legal and regulatory risks;
•	Economic, political and competitive forces affecting the Company’s line of business;
•
The risk that the Federal Deposit Insurance Corporation (FDIC) could levy additional insurance assessments on all insured institutions in order to replenish the Deposit Insurance Fund based on the level of bank failures in the future; and

•	The risk that the analysis of these risks and forces could be incorrect, and/or that the strategies developed to address them could be unsuccessful.

QNB cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time, and QNB assumes no duty to update forward-looking statements. Management cautions readers not to place undue reliance on any forward-looking statements. These statements speak only as of the date of this report on Form 10-Q, even if subsequently made available by QNB on its website or otherwise, and they advise readers that various factors, including those described above, could affect QNB’s financial performance and could cause actual results or circumstances for future periods to differ materially from those anticipated or projected. Except as required by law, QNB does not undertake, and specifically disclaims any obligation, to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of QNB, which are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and predominant practices within the banking industry. The preparation of these consolidated financial statements requires QNB to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. QNB evaluates estimates on an on-going basis, including those related to other-than-temporary impairments on investment securities, the determination of impairment of restricted bank stocks, the determination of the allowance for loan losses, the determination of the valuation of foreclosed assets, stock-based compensation and income taxes. QNB bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Other-than-Temporary Investment Security Impairment
Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. As a result of declines in the equity markets, QNB recorded an other-than-temporary impairment charge of $390,000 in the first quarter of 2009 related to several equity securities held by the Company.

Impairment of Restricted Investment in Bank Stocks
Restricted bank stock is comprised of restricted stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and the Atlantic Central Bankers Bank. Federal law requires a member institution of the FHLB to hold stock of its district bank according to a predetermined formula.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock to preserve capital. Management evaluates the restricted stock for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the restricted stock as of March 31, 2009.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (Continued)

Allowance for Loan Losses
QNB considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a level believed by management to be sufficient to absorb probable, known and inherent losses in the outstanding loan portfolio. The allowance is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses. The provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management.

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

Foreclosed Assets
Assets acquired through, or in lieu of, loan foreclosure are held-for-sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (Continued)

Stock-Based Compensation
QNB sponsors stock-based compensation plans, administered by a board committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with FASB Statement No. 123 (revised 2004), Share-Based Payment (FASB No. 123R). Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimates the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

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

RESULTS OF OPERATIONS - OVERVIEW

QNB Corp. earns its net income primarily through its subsidiary, QNB Bank. Net interest income, or the spread between the interest, dividends and fees earned on loans and investment securities and the expense incurred on deposits and other interest-bearing liabilities, is the primary source of operating income for QNB. QNB seeks to achieve sustainable and consistent earnings growth while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to levels approved by the Board of Directors. Due to its limited geographic area, comprised principally of upper Bucks, southern Lehigh and northern Montgomery counties, growth is pursued through expansion of existing customer relationships and building new relationships by stressing a consistently high level of service at all points of contact.

QNB reported net income for the first quarter of 2009 of $1,094,000, or $0.35 per share on a diluted basis. These results compare to net income of $1,710,000, or $0.54 per share on a diluted basis, for the first quarter of 2008.

The core functions of the Bank, gathering deposits and making loans, continued to show strength and contributed positively to the results for the first quarter of 2009. However, the challenging economic environment and the continued uncertainty in the financial markets negatively impacted first quarter 2009 results as QNB had to increase its provision for loan losses, recognize further declines in the value of the equity securities portfolio and record higher FDIC insurance premiums.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

Net interest income increased $467,000, or 10.1%, to $5,081,000 for the first quarter of 2009 compared to the first quarter of 2008. This reflects 10.1% growth in average earning assets and a two basis point increase in the net interest margin. When comparing the first quarter of 2009 to the same period in 2008, average loans increased 8.7% and average investment securities increased 15.0%. The growth in the loan portfolio was primarily in loans secured by commercial real estate while the growth in the investment portfolio was primarily in high quality U.S. Government agency and agency mortgage-backed securities. On the funding side average time deposits increased 21.8% while average transaction accounts increased 0.9%.

The net interest margin was 3.48% for the first quarter of 2009 compared to 3.46% for the first quarter of 2008 and 3.62% for the fourth quarter of 2008. The decline in the net interest margin from the fourth quarter of 2008 is mainly the result of the yield earned on loans and investment securities declining to a greater degree than the cost of deposits and short-term borrowings as well as the change in the mix of deposits from lower cost transaction accounts to higher cost time deposits.

As a result of loan growth, higher than normal levels of net charge-offs and concern over current economic conditions, QNB recorded a provision for loan losses of $600,000 in the first quarter of 2009. This compares to provisions of $225,000 for the quarter ended March 31, 2008 and $750,000 for the quarter ended December 31, 2008. Net loan charge-offs were $216,000 for the first quarter of 2009 compared with $93,000 for the first quarter of 2008 and $407,000 for the fourth quarter of 2008.

Total non-performing loans, which represent loans on non-accrual status and loans past due more than 90 days, improved when compared to both March 31, 2008 and December 31, 2008. Non-performing loans were $743,000, or 0.18% of total loans, at March 31, 2009, compared to $1,557,000, or 0.41% of total loans, at March 31, 2008 and $1,308,000, or 0.32%, at December 31, 2008. QNB’s non-performing loans to total loans experience continues to compare extremely favorably with the average 1.34% of total loans for Pennsylvania commercial banks with assets between $500 million and $1 billion, as reported by the FDIC using December 31, 2008 data. QNB’s allowance for loan losses of $4,220,000 represents 1.01% of total loans at March 31, 2009 compared to an allowance for loan losses of $3,411,000, or 0.90% of total loans, at March 31, 2008 and $3,836,000, or 0.95% of total loans, at December 31, 2008. Other real estate owned and other repossessed assets were $437,000 at March 31, 2009 compared with $37,000 at March 31, 2008 and $319,000 at December 31, 2008.

Net investment securities losses were $254,000 for the quarter ended March 31, 2009, which included a $390,000 charge related to other-than-temporary impairment (OTTI) in the carrying value of holdings in the equity investment portfolio and $136,000 of gains realized on the sale of several higher-yielding corporate bonds sold to reduce credit risk in the portfolio. This compares to $222,000 of net securities gains in the first quarter of 2008.

Positively impacting non-interest income for the first quarter of 2008 was the recognition of $230,000 of income as a result of the Visa initial public offering. Non-interest income for the first quarter of 2008, excluding net investment securities gains and the Visa income, totaled $932,000 compared to $987,000 for the first quarter of 2009, excluding net investment securities losses. An increase in residential mortgage activity in the current low interest rate environment resulted in gains on sales of residential mortgage loans increasing $136,000, to $168,000, for the 2009 quarter. Partially offsetting this additional income were lower fees for services to customers which declined $50,000 when comparing the quarter ended March 31, 2009 to the same period in 2008. This fee decline was caused by a lower level of customer overdrafts.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

Total non-interest expense was $3,929,000 for the first quarter of 2009, an increase of 10.9% compared to $3,543,000 for the first quarter of 2008. The largest contributing factor to the increase in non-interest expense was FDIC insurance premium expense which increased $159,000, or 468% to $193,000, when comparing the first quarter of 2009 to 2008. The higher expense is a result of an increased assessment rate levied on all insured institutions by the FDIC in order to replenish the Deposit Insurance Fund which has been reduced as a result of the recent bank failures. The lower FDIC expense recorded in the first quarter of 2008 also reflects the use of the remaining portion of an available credit. Salary and benefit expense increased $107,000, or 5.4%, to $2,078,000 for the first quarter of 2009. Additional commercial lending personnel and the staffing of the Wescosville branch, which opened in November 2008, account for the majority of the increase.

QNB operates in an attractive market for financial services but also in a market with intense competition from other local community banks and regional and national financial institutions. QNB has been able to compete effectively with other financial institutions by emphasizing technology, including internet-banking and electronic bill pay, and customer service, including local decision-making on loans, the establishment of long-term customer relationships and loyalty, and products and services designed to address the specific needs of our customers.

These items noted in the foregoing overview, as well as others, will be discussed and analyzed more thoroughly in the next sections.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	March 31, 2009			March 31, 2008
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$1,497	0.20%	$1	$5,832	2.91%	$42
Investment securities:
U.S. Treasury	5,064	1.60%	20	5,125	4.12%	52
U.S. Government agencies	37,083	4.77%	442	29,216	5.55%	405
State and municipal	47,732	6.46%	771	42,626	6.56%	700
Mortgage-backed and CMOs	119,098	5.46%	1,625	99,271	5.59%	1,387
Corporate bonds (fixed and variable)	7,486	4.66%	87	13,858	6.62%	230
Money market mutual funds	3,398	1.02%	9	-	0.00%	-
Equities	3,466	3.04%	26	4,151	2.73%	28
Total investment securities	223,327	5.34%	2,980	194,247	5.77%	2,802
Loans:
Commercial real estate	201,399	6.28%	3,117	177,897	6.76%	2,990
Residential real estate	24,187	6.05%	366	21,918	6.19%	339
Home equity loans	67,576	5.25%	875	68,301	6.14%	1,042
Commercial and industrial	72,024	4.94%	876	67,515	6.63%	1,113
Indirect lease financing	15,234	8.43%	321	13,036	10.08%	329
Consumer loans	4,275	10.35%	109	4,362	10.64%	115
Tax-exempt loans	25,424	6.01%	377	24,411	6.13%	372
Total loans, net of unearned income*	410,119	5.97%	6,041	377,440	6.71%	6,300
Other earning assets	3,235	0.18%	1	2,036	3.69%	18
Total earning assets	638,178	5.73%	9,023	579,555	6.36%	9,162
Cash and due from banks	10,092			9,994
Allowance for loan losses	(3,925)			(3,292)
Other assets	21,695			21,614
Total assets	$666,040			$607,871

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$64,501	0.49%	78	$54,912	0.16%	22
Municipals	25,611	1.21%	76	36,421	3.15%	285
Money market	48,064	1.38%	164	49,798	2.35%	291
Savings	44,790	0.25%	28	42,596	0.39%	42
Time	215,098	3.49%	1,849	194,909	4.56%	2,210
Time of $100,000 or more	105,216	3.54%	920	68,026	4.68%	792
Total interest-bearing deposits	503,280	2.51%	3,115	446,662	3.28%	3,642
Short-term borrowings	18,488	1.23%	56	23,948	2.87%	171
Long-term debt	35,000	4.27%	374	33,132	4.34%	363
Total interest-bearing liabilities	556,768	2.58%	3,545	503,742	3.33%	4,176
Non-interest-bearing deposits	50,576			47,840
Other liabilities	4,293			4,273
Shareholders' equity	54,403			52,016
Total liabilities and shareholders' equity	$666,040			$607,871
Net interest rate spread		3.15%			3.03%
Margin/net interest income		3.48%	$5,478		3.46%	$4,986

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

	March 31, 2009 compared
	to March 31, 2008
	Total	Due to change in:
	Change	Volume	Rate
Interest income:
Federal funds sold	$(41)	$(31)	$(10)
Investment securities:
U.S. Treasury	(32)	(1)	(31)
U.S. Government agencies	37	109	(72)
State and municipal	71	83	(12)
Mortgage-backed and CMOs	238	277	(39)
Corporate bonds (fixed and variable)	(143)	(106)	(37)
Money market mutual funds	9	-	9
Equities	(2)	(5)	3
Loans:
Commercial real estate	127	367	(240)
Residential real estate	27	36	(9)
Home equity loans	(167)	(20)	(147)
Commercial and industrial	(237)	64	(301)
Indirect lease financing	(8)	55	(63)
Consumer loans	(6)	(3)	(3)
Tax-exempt loans	5	13	(8)
Other earning assets	(17)	11	(28)
Total interest income	(139)	849	(988)
Interest expense:
Interest-bearing demand	56	4	52
Municipals	(209)	(87)	(122)
Money market	(127)	(12)	(115)
Savings	(14)	2	(16)
Time	(361)	209	(570)
Time of $100,000 or more	128	423	(295)
Short-term borrowings	(115)	(40)	(75)
Long-term debt	11	16	(5)
Total interest expense	(631)	515	(1,146)
Net interest income	$492	$334	$158

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three month periods ended March 31, 2009 and 2008.

	For the Three Months
	Ended March 31,
	2009	2008
Total interest income	$8,626	$8,790
Total interest expense	3,545	4,176
Net interest income	5,081	4,614
Tax equivalent adjustment	397	372
Net interest income (fully taxable equivalent)	$5,478	$4,986

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

For purposes of this discussion, interest income and the average yield earned on loans and investment securities are adjusted to a tax-equivalent basis as detailed in the tables that appear on pages 27 and 28. This adjustment to interest income is made for analysis purposes only. Interest income is increased by the amount of savings of Federal income taxes, which QNB realizes by investing in certain tax-exempt state and municipal securities and by making loans to certain tax-exempt organizations. In this way, the ultimate economic impact of earnings from various assets can be more easily compared.

The net interest rate spread is the difference between average rates received on earning assets and average rates paid on interest-bearing liabilities, while the net interest rate margin, which includes interest-free sources of funds, is net interest income expressed as a percentage of average interest-earning assets.

Net interest income increased $467,000, or 10.1%, to $5,081,000 for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008. On a tax-equivalent basis, net interest income increased by 9.9% from $4,986,000 for the three months ended March 31, 2008 to $5,478,000 for the same period ended March 31, 2009. Strong growth in deposits and the deployment of these deposits into loans and investment securities was the primary contributor to the growth in net interest income. Total average deposits increased $59,354,000 or 12.0% when comparing the three months ended March 31, 2009 and March 31, 2008. Over this same time period total average loans increased $32,679,000 or 8.7% and total average investment securities increased $29,080,000 or 15.0%. Also contributing to the increase in net interest income was a 2 basis point increase in the net interest margin from 3.46% for the first quarter of 2008 to 3.48% for the first quarter of 2009.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

QNB’s interest sensitivity position also contributed to the increase in net interest income and the net interest margin. For the majority of 2008, QNB’s interest sensitivity position reflected a negative gap position in a one-year time frame. A negative sensitivity position results when the amount of interest rate sensitive liabilities (deposits and debt) exceeds interest rate sensitive assets (loans and investment securities). As a result of this position, QNB’s cost of interest-bearing liabilities declined to a greater degree than the yield on its earnings assets, as the Federal Reserve Bank’s Open Market Committee (Fed) picked up the pace of reducing the Federal funds target rate in response to liquidity issues in the world’s financial markets, a nationwide housing slowdown and the impact of the deepening recession on economic growth and unemployment. The Fed cut its key interest rate, the Federal funds target rate, seven times in 2008, from 4.25% as the start of the year, in an attempt to boost the economy, with the last cut in December setting the target rate at 0% to 0.25%, a historic low. The Prime lending rate followed in step and was at 3.25% as of December 31, 2008. The short end of the treasury yield curve declined significantly as liquidity and financial market strains caused a flight to quality and the U.S. T-bill became the safe haven. During the fourth quarter of 2008, short-term T-bill rates hit 0% and the 10-year Treasury yield hit historic lows. While coming off these historic lows, interest rates remained at low levels during the first quarter of 2009. At the end of 2008, the three-month T-bill rate was 0.11%, a decline of 325 basis points from the prior year, the two-year note yielded 0.76%, down 229 basis points from December 31, 2007 and the ten-year note yielded 2.25%, a decline of 179 basis points. In comparison, as of March 31, 2009 and 2008, the three-month T-bill rate was 0.21% and 1.38%, the two-year note yield was 0.81% and 1.62%, and the ten-year note yield was 2.71% and 3.45%, respectively. During the first quarter of 2009, the yield on the ten-year note was volatile as the Federal Government, in an effort to stimulate residential mortgage activity, was purchasing mortgage-backed securities which had the impact of lowering the ten-year note yield while concerns over the amount of Government stimulus and its longer-term impact on the economy had the effect of increasing the yield on the ten-year note.

The yield on earning assets on a tax-equivalent basis decreased 63 basis points from 6.36% for the first quarter of 2008 to 5.73% for the first quarter of 2009. Interest income on investment securities increased $178,000 when comparing the two quarters as the increase in average balances offset the 43 basis point decline in the average yield of the portfolio. The average yield on the investment portfolio was 5.34% for the first quarter of 2009 compared with 5.77% for the first quarter of 2008 and 5.44% for the fourth quarter of 2008. The decline in the yield on the investment portfolio is primarily the result of an increase in liquidity resulting from deposit growth and a significant increase in cash flow from the investment portfolio as prepayments speeds on mortgage-backed securities and CMOs ramped-up as did the amount of calls of agency securities and municipal securities. The reinvestment of these funds were in securities that had lower yields than what they replaced. The growth in the investment portfolio was primarily in high quality U.S. Government agency and agency mortgage-backed and CMO securities and tax-exempt State and municipal bonds. Interest on mortgage-backed securities and CMOs increased $238,000 with growth in the portfolio contributing $277,000. This was partially offset by a $39,000 decrease in interest income resulting from a 13 basis point decline in yield. The yield on the mortgage-backed portfolio decreased from 5.59% to 5.46% when comparing the first quarter of 2008 and 2009. Income on Government agency securities increased by $37,000 as the 26.9% growth in average balances was offset by a 78 basis point decline in yield from 5.55% for the first quarter of 2008 to 4.77% for the same period in 2009. Most of the bonds in the agency portfolio have call features ranging from three months to five years, some of which were exercised as a result of the significant decline in interest rates. Interest on tax-exempt municipal securities increased $71,000 with higher balances accounting for $83,000 of additional income offset by the impact of lower rates. The yield on the state and municipal portfolio decreased from 6.56% for the first quarter of 2008 to 6.46% for the first quarter of 2009. Credit concerns in the municipal market arising from issues with the insurance companies that insure the bonds resulted in yields on municipal bonds remaining high despite the significant decline in treasury market rates. This is known as spread widening. Interest on corporate bonds declined by $143,000, with lower balances accounting for $106,000 of the decline and lower rates accounting for $37,000 of the decline. The yield on the corporate portfolio was 6.62% for the first quarter of 2008 compared to 4.66% for the first quarter of 2009. To reduce credit risk in the portfolio, in June 2008, QNB sold approximately $2,000,000 of Lehman Brothers bonds, which had a yield of 7.25%, at a slight gain. In January 2009, QNB sold another $6,000,000 in corporate bonds issued by financial institutions at a gain of $136,000. The bonds sold had an average yield of 6.89%. In addition, some of the bonds in the corporate portfolio reprice quarterly based on three-month LIBOR. The yield on these securities declined as interest rates declined. The yield on the investment portfolio is anticipated to continue to decline as cash flow from the portfolio is reinvested at current market rates which are significantly below the portfolio yield at March 31, 2009 of 5.10%.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Income on loans decreased $259,000 to $6,041,000 when comparing the first quarters of 2009 and 2008 as the impact of declining interest rates could not be overcome by higher balances. Average loans increased $32,679,000, or 8.7%, and contributed an additional $512,000 in interest income. The yield on loans decreased 74 basis points to 5.97% when comparing the same periods, resulting in a reduction in interest income of $771,000. The decline in the yield on the loan portfolio reflects the impact of lower interest rates, primarily loans indexed to the Prime lending rate such as commercial and industrial loans and home equity lines of credit. Reducing the impact of the decline in interest rates on loan yields is the structure of the loan portfolio, which has a significant portion of fixed-rate and adjustable-rate loans with fixed-rate terms for three to ten years.

Income on commercial real estate loans increased $127,000, with average balances increasing $23,502,000, or 13.2%. The yield on commercial real estate loans was 6.28% for the first quarter of 2009, a decline of 48 basis points from the 6.76% reported for the first quarter of 2008. Interest on commercial and industrial loans decreased $237,000 with the impact of the increase in average balances being offset by the impact of the decline in yield. Average commercial and industrial loans increased $4,509,000, or 6.7%, when comparing the two periods, contributing an additional $64,000 in interest income. The average yield on these loans decreased 169 basis points to 4.94% resulting in a reduction in interest income of $301,000. The commercial and industrial loan category was impacted the most by the action by the Fed to lower interest rates since a large portion of this category of loans is indexed to the Prime rate. In response to the significant decline in the Prime lending rate QNB has begun to institute rate floors on these loans.

While QNB does not originate or hold sub-prime mortgages, or any of the other high-risk mortgage products, it has been impacted by the overall downturn in the residential housing market. Residential mortgage loan activity, which was slow for most of 2008, picked up significantly during the first quarter of 2009 as mortgage rates declined in response to actions by the Federal Government. Income on residential real estate loans increased by $27,000 when comparing the two quarters, as the increase in balances offset the slight decline in yield. The average balance of residential mortgages increased $2,269,000, or 10.4%, when comparing the two quarters while the average yield decreased by 14 basis points. QNB sells most of the fixed rate loans it originates, especially in the current low rate environment. Included in the increase in average balances was an increase of $1,191,000 in residential mortgages held-for-sale.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Income on home equity loans declined by $167,000 when comparing the two quarters. Over this same time period average home equity loans decreased 1.1%, to $67,576,000, while the yield on the home equity portfolio decreased 89 basis points to 5.25%. The demand for home equity loans has declined as home values have stabilized or fallen and some homeowners have already borrowed against the equity in their homes. Included in the home equity portfolio are floating rate home equity lines tied to the Prime lending rate. The average balance of these loans increased by $7,745,000, or 65.8%, to $19,507,000 for the first quarter of 2009. In contrast, average fixed rate loans declined by $8,470,000, or 15.0% to $48,069,000. The movement from fixed rate to floating rate loans reflects the significant decline in the prime rate to 3.25% and the introduction of the Equity Choice product during 2008. This product is a variable rate line of credit indexed to the prime rate that allows the borrower to carve out portions of the variable rate balance and to fix the rate on that portion based on the term and rate at that time. As the fixed rate portion is paid down, the available amount under the line increases. As with commercial and industrial loans tied to the prime rate, QNB has begun to institute a rate floor on these prime based loans.

Interest income on Federal funds sold decreased $41,000 when comparing the two quarters, a result of both a 271 basis point decline in rate and a $4,335,000 decrease in average balances. The average yield on Federal funds sold decreased from 2.91% for the first quarter of 2008 to 0.20% for the first quarter of 2009, reflecting the actions by the Fed to reduce the Federal funds target rate. Impacting the volume of Federal funds sold was the decision by management to invest some of the short-term excess funds in AAA rated money market mutual funds which were yielding approximately 80 basis points more than Federal funds.

Income on other earning assets is comprised of interest on deposits in banks and dividends on restricted investments in bank stocks, primarily the Federal Home Loan Bank of Pittsburgh (FHLB). Income on other earning assets declined from $18,000 for the first quarter of 2008 to $1,000 for the first quarter of 2009. In December 2008, the FHLB notified member banks that it was suspending dividend payments to preserve capital. FHLB dividend income was $11,000 for the first quarter of 2008.

For the most part, earning assets are funded by deposits, which increased on average by $59,354,000, or 12.0%, when comparing the first quarters of 2009 and 2008. It appears that customers are looking for the safety of FDIC insured deposits and the stability of a strong local community bank as opposed to the volatility of the equity markets and the uncertainty of the larger regional and national banks. On October 3, 2008, in response to the ongoing economic crisis affecting the financial services industry, the Emergency Economic Stabilization Act of 2008 was enacted which temporarily raised the basic limit on FDIC coverage from $100,000 to $250,000 per depositor. This legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009. However, legislation has been proposed that would extend the coverage past this date. On October 13, 2008, the FDIC established a program under which the FDIC will fully guarantee all non-interest bearing transaction accounts until December 31, 2009 (the “Transaction Liquidity Guarantee Program”). All eligible institutions participated in the program without cost for the first 30 days of the program. After November 12, 2008, institutions are assessed at the rate of ten basis points for transaction account balances in excess of $250,000. QNB is participating in the Transaction Account Guarantee Program.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Most of the increase in average deposits was time deposits which increased $57,379,000, or 21.8%, to $320,314,000 for the first quarter of 2009. Included in this total was $105,216,000 of time deposits of $100,000 or more, an increase of $37,190,000 from the $68,026,000 reported for the first quarter of 2008. Higher yields relative to alternative investments, including other bank deposits, and the increase in FDIC coverage as discussed above appear to be the impetus behind this growth.

Average non-interest bearing and interest-bearing demand accounts increased $2,736,000, or 5.7% and $9,589,000 or 17.5%, respectively when comparing the first quarters of 2009 and 2008. Average savings account balances increased $2,194,000, or 5.2%, to $44,790,000 when comparing the same periods.

While total income on earning assets on a tax-equivalent basis decreased $139,000 when comparing the first quarter of 2009 to the first quarter of 2008, total interest expense declined $631,000. Interest expense on total deposits decreased $527,000 while interest expense on borrowed funds decreased $104,000 when comparing the two quarters. The rate paid on interest-bearing liabilities decreased 75 basis points from 3.33% for the first quarter of 2008 to 2.58% for the first quarter of 2009. During this same period, the rate paid on interest-bearing deposits decreased 77 basis points from 3.28% to 2.51%.

Interest expense on interest-bearing demand accounts increased $56,000, to $78,000, when comparing the two quarters. Average interest-bearing demand accounts increased $9,589,000 or 17.5% when comparing the first quarters of 2009 and 2008. During the third quarter of 2008 QNB introduced eRewards checking, a high rate checking account paying 4.01% interest on balances up to $25,000. As of April 1, 2009, the rate paid was reduced to 3.25%. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and perform at least 12 check card transactions per statement cycle. At March 31, 2009 this product had a balance of $11,340,000. For the quarter the average balance in the product was $8,862,000 and the related interest expense was $70,000 for an average yield of 3.22%. This was the primary contributor to the increase in rate on total interest-bearing demand accounts from 0.16% for the first quarter of 2008 to 0.49% for the first quarter of 2009. It is anticipated that this product will result in the movement of balances from lower yielding deposit accounts to this product, but will also result in obtaining new customers and additional deposits of existing customers.

Interest expense on municipal interest-bearing demand accounts decreased from $285,000 for the first quarter of 2008 to $76,000 for the same period in 2009. The decrease in interest expense was the result of both volume and rate declines. The average balance of municipal interest-bearing demand accounts decreased $10,810,000 or 29.7% while the average interest rate paid on these accounts decreased from 3.15% for the first quarter of 2008 to 1.21% for the first quarter of 2009. The decline in average balances accounted for $87,000 of the decrease in interest expense while the decline in the average rate paid contributed $122,000. Most of these accounts are tied directly to the Federal funds rate with some having rate floors of 1.00%.

Interest expense on money market accounts declined $127,000 to $164,000 for the first quarter of 2009 compared to the first quarter of 2008. Of this decline $115,000 was a result of lower rates and $12,000 was a result of lower balances. The average balances of money market accounts declined $1,734,000, or 3.5% when comparing the two quarters. The average interest rate paid on money market accounts was 2.35% for the first quarter of 2008 and 1.38% for the first quarter of 2009, a decline of 97 basis points. Included in total money market balances is the Select money market account, a higher yielding money market product that pays a tiered rate based on account balances. With the sharp decline in short-term interest rates during 2008, the rates paid on the Select money market account have declined as well.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

When comparing the first quarter of 2009 to the first quarter of 2008, interest expense on time deposits decreased $233,000. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. Over the course of 2008 and the first quarter of 2009 a significant amount of time deposits have repriced lower as rates have declined. The average rate paid on time deposits decreased from 4.59% to 3.51% when comparing the three month periods and as a result interest expense declined by $865,000. Partially offsetting the impact of lower rates was $632,000 in additional expense related to the 21.8% increase in average balances.

Approximately $230,533,000, or 70.0%, of time deposits at March 31, 2009 will reprice or mature over the next 12 months. The average rate paid on these time deposits is approximately 3.31%. Given the short-term nature of QNB’s time deposit portfolio and the current rates being offered, it is likely that the average rate paid on time deposits should continue to decline as higher costing time deposits are repriced lower. There are still a few competitors who are offering above market rates on time deposits which could have an impact on the rate QNB needs to pay to retain these deposits. To date QNB has been extremely successful in retaining and growing these balances.

Contributing to the decrease in total interest expense was a reduction in interest expense on short-term borrowings of $115,000. The average rate paid on short-term borrowings declined from 2.87% for the first quarter of 2008 to 1.23% for the first quarter of 2009. Short-term borrowings are primarily comprised of repurchase agreements (a sweep product for commercial customers). While not directly indexed to the Federal funds rate, the rate paid on these accounts moves closely with the Federal funds rate and as a result declined when comparing the two periods. Also included in short-term borrowings are overnight Federal funds purchases from correspondent banks and overnight advances from the FHLB. The average balance of short-term borrowings decreased from $23,948,000 for the first quarter of 2008 to $18,488,000 for the first quarter of 2009. Most of this decline was in the commercial sweep accounts.

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

As a result of loan growth, higher than normal levels of net charge-offs and concern over current economic conditions, QNB’s management determined that a $600,000 provision for loan losses was necessary for the three-month period ended March 31, 2009, compared to a provision for loan losses of $225,000 for the same period in 2008. Net loan charge-offs were $216,000 for the first quarter of 2009 compared with $93,000 for the first quarter of 2008. Indirect lease financing net charge-offs were $99,000 and $78,000 for the first quarter of 2009 and 2008, respectively. This portfolio contains loans to business in the trucking and construction industries which have been hit hard by the significant increase in fuel costs during most of 2008 and the overall slowdown in the economy. Also contributing to charge-offs for the first quarter of 2009 were losses related to one commercial borrower totaling $110,000; part relating to a commercial and industrial loan and part relating to residential real estate now classified as other real estate owned.

Non-performing assets (non-accruing loans, loans past due 90 days or more, other real estate owned and other repossessed assets) amounted to 0.17% and 0.26% of total assets at March 31, 2009 and 2008, respectively. These levels compare to 0.24% at December 31, 2008. Total non-performing loans, which represent loans on non-accrual status and loans past due more than 90 days, improved when compared to both March 31, 2008 and December 31, 2008. Non-performing loans were $743,000, or 0.18% of total loans, at March 31, 2009, compared to $1,557,000, or 0.41% of total loans, at March 31, 2008 and $1,308,000, or 0.32%, at December 31, 2008. QNB’s non-performing loans to total loans experience continues to compare extremely favorably with the average 1.34% of total loans for Pennsylvania commercial banks with assets between $500 million and $1 billion, as reported by the FDIC using December 31, 2008 data. Non-accrual loans were $523,000, $830,000 and $1,418,000 at March 31, 2009, December 31, 2008 and March 31, 2008, respectively. Loans past due 90 days or more and still accruing were $220,000, $478,000 and $139,000, respectively, at these same period-ends.

Other real estate owned and other repossessed assets were $437,000 at March 31, 2009 compared with $37,000 at March 31, 2008 and $319,000 at December 31, 2008.

Delinquent loans include loans past due more than 30 days. Total delinquent loans at March 31, 2009, December 31, 2008 and March 31, 2008 represent 0.83%, 0.98% and 1.08% of total loans, respectively. As of March 31, 2009, 8.34% of the indirect lease portfolio was past due more than 30 days. This compares to 11.29% at December 31, 2008 and 13.04% at March 31, 2008. The asset quality of the commercial loan portfolio, the largest component of total loans, representing approximately 74% of total loans, remains strong. Total delinquent commercial loans were 0.48% of total commercial loans at March 31, 2009. This compares to 0.37% and 0.48% at December 31, 2008 and March 31, 2008, respectively. Included in the calculation of delinquent commercial loans as of March 31, 2009 was a loan for $775,000 which paid off on April 1, 2009. Excluding this loan total delinquency and commercial delinquency would have been 0.65% and 0.23%, respectively, at March 31, 2009.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES (Continued)

There were no restructured loans as of March 31, 2009, December 31, 2008 or March 31, 2008, respectively, as defined in FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, that have not already been included in loans past due 90 days or more or non-accrual loans.

The allowance for loan losses was $4,220,000, $3,836,000 and $3,411,000 at March 31, 2009, December 31, 2008, and March 31, 2008, respectively. The ratio of the allowance to total loans was 1.01%, 0.95% and 0.90% at the respective period end dates. The increase in the ratio reflects the increase in the provision for loan losses recorded during 2008 and the first quarter of 2009. The ratio, at 1.01%, is at a level that QNB management believes is adequate based on its analysis.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At March 31, 2009, December 31, 2008 and March 31, 2008, the recorded investment in loans for which impairment had been recognized in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15, totaled $466,000, $824,000 and $949,000, respectively, of which $185,000, $238,000 and $841,000, respectively required no specific allowance for loan losses. The recorded investment in impaired loans requiring a specific allowance for loan losses was $281,000, $586,000 and $108,000 at March 31, 2009, December 31, 2008 and March 31, 2008, respectively. At March 31, 2009, December 31, 2008 and March 31, 2008 the related allowance for loan losses associated with these loans was $158,000, $188,000 and $54,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent.

QNB has loans to automobile dealers and residential home builders, two industries hit hard by the recession. All loans in these categories were performing as of March 31, 2009. In April 2009, loans totaling $1,340,000 to a residential home builder were placed on non-accrual because of concerns over their ability to continue to perform. Several entities related to this home builder recently filed for Chapter 11 bankruptcy. QNB will continue to monitor these industries and these loans. Changes in conditions could result in the need for additional provision for loan losses.

NON-INTEREST INCOME

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and check card income, income on bank-owned life insurance, mortgage servicing fees, gains and losses on the sale of investment securities and residential mortgage loans.

Total non-interest income for the first quarter of 2009 was $733,000 compared to $1,384,000 for the first quarter of 2008. Positively impacting net income for the first quarter of 2008 was the recognition of $230,000 of income as a result of the Visa initial public offering comprised of a $175,000 gain related to the mandatory redemption of shares of restricted common stock in Visa and $55,000 of income related to the reversal of liabilities recorded in the fourth quarter of 2007 to fund settlements of indemnified litigation involving Visa.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME (Continued)

Non-interest income for the first quarter of 2008, excluding net investment securities gains of $222,000 and the Visa income, totaled $932,000 compared to $987,000 for the first quarter of 2009, excluding net investment securities losses of $254,000. Net investment securities gains and losses are discussed below.

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees decreased $50,000, or 11.2%, to $395,000 when comparing the three-month periods. Overdraft income decreased $61,000 for the three-month period as a result of a significant decline in the volume of overdrafts. This appears to be a reflection of the slower economy as customers reduce their number of transactions. In February 2009, QNB increased the per item charge for overdrafts by $2.00. Fees on business checking accounts increased $9,000 for the three-month period. This increase reflects the impact of a lower earnings credit rate in the first quarter of 2009 as compared to the first quarter of 2008, resulting from the significant decline in short-term interest rates. These credits are applied against service charges incurred.

ATM and debit card income is primarily comprised of transaction income on debit cards and ATM cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $228,000 for the first quarter of 2009, an increase of $9,000, or 4.1%, from the amount recorded during the first quarter of 2008. This primarily reflects growth in ATM and debit card transactions; however, the rate of growth has slowed as spending by both consumers and businesses declined as the economy contracted. During the third quarter of 2008, QNB introduced eRewards checking, a high yield checking account which requires a minimum of twelve debit card transactions per statement cycle to receive the high interest rate. This may result in an increase in debit card transactions, helping offset the impact of a slowdown in spending.

Income on bank-owned life insurance represents the earnings and death benefits on life insurance policies on which the Bank is the owner and beneficiary. The earnings on these policies were $71,000 and $106,000 for the three months ended March 31, 2009 and 2008, respectively. Life insurance death benefit income was $48,000 for the three-month period ended March 31, 2008 compared with $0 for same period in 2009. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which minimize how low the earnings rate can go. Some of these policies are currently at their floor.

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to, and over, the period of net servicing income or loss. On a quarterly basis, servicing assets are assessed for impairment based on their fair value. Mortgage servicing fees for the three-month periods ended March 31, 2009 and 2008 were $36,000 and $20,000, respectively. During the three months ended March 31, 2009 there was a $26,000 reversal of a portion of the valuation allowance that was recorded at December 31, 2008. Amortization expense related to the mortgage servicing asset for the three-month periods ended March 31, 2009 and 2008 was $33,000 and $23,000, respectively. Mortgage refinance activity increased significantly during the first quarter of 2009 as residential mortgage rates declined. The increase in amortization expense reflects the increase in refinancing activity. The average balance of mortgages serviced for others was $70,864,000 for the first quarter of 2009 compared to $69,313,000 for the first quarter of 2008, an increase of 2.2%. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME (Continued)

The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio in an effort to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio.

Net investment securities losses were $254,000 for the quarter ended March 31, 2009, which included a $390,000 charge related to other-than-temporary impairment (OTTI) in the carrying value of holdings in the equity investment portfolio and $136,000 of gains realized on the sale of several higher-yielding corporate bonds sold to reduce credit risk in the portfolio. This compares to $222,000 of net securities gains for the three-months ended March 31, 2008. Included in these gains were $66,000 from the sale of debt securities by the Bank and $156,000 of gains from the sale of marketable equity securities by the Company.

The net gain on the sale of residential mortgage loans was $168,000 and $32,000 for the quarters ended March 31, 2009 and 2008, respectively. This $136,000 increase in the net gain on sale of loans was a result of the increased activity in the current low interest rate environment. Residential mortgage loans to be sold are identified at origination. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Included in the gains on the sale of residential mortgages in these periods were $58,000 and $25,000, respectively, related to the recognition of mortgage servicing assets. Proceeds from the sale of residential mortgages were $7,685,000 and $3,278,000 for the first quarters of 2009 and 2008, respectively.

Other income was $89,000 for the first quarter of 2009 and $340,000 for the same period during 2008. Excluding the impact of the Visa transactions, other income was $110,000 for the first quarter of 2008. The majority of the difference was caused by the following:
•	Merchant income increased $12,000, or 35.5%, for the three-month period which is attributable to a change in vendor and new merchant accounts being obtained.
•	Letter of credit fees increased $11,000 mainly as a result of a quarterly fee related to a letter of credit participation which was entered into during the fourth quarter of 2008.
•	Income from the sale of checks to customers increased $10,000 primarily as a result of an annual incentive payment from our vendor.
•	Income related to official check program decreased $17,000 due to ending our relationship with our third-party provider and running the entire process internally.
•	Loss on sale of repossessed assets was $44,000 higher than first quarter of 2008.

NON-INTEREST EXPENSE

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services and various other operating expenses. Total non-interest expense was $3,929,000 for the first quarter of 2009, an increase of 10.9% compared to $3,543,000 for the first quarter of 2008.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE (Continued)

Salaries and benefits is the largest component of non-interest expense. Salaries and benefits expense increased $107,000, or 5.4%, to $2,078,000 for the quarter ended March 31, 2009 compared to the same quarter in 2008. Salary expense increased $79,000, or 5.0%, during the period to $1,647,000. Prior year salary expense included a $51,000 accrual for incentive compensation. There was no accrual for incentive compensation during the first quarter of 2009. Also, included in salary expense for the first quarter of 2009 and 2008, was $13,000 and $14,000, respectively, in stock option compensation expense. Excluding the incentive compensation accrual, salary expense increased 8.6% when comparing the first quarter of 2009 and 2008. Merit increases, as well as an increase in the average number of full-time equivalent employees accounts for the higher salary expense. The average number of full time-equivalent employees increased by ten when comparing the first quarter of 2009 and 2008. Additional commercial lending personnel and the staffing of the Wescosville branch, which opened in November 2008, account for the majority of the increase. Comparing the two quarters, benefits expense increased $28,000, or 7.0%, to $431,000. Increases in social security taxes, payroll tax expense, including Pennsylvania unemployment taxes, increased $18,000 and retirement plan contribution expense increased by $6,000 when comparing the two quarters. In addition, costs related to employee tuition reimbursement programs accounted for $6,000 of the increase.

Net occupancy expense increased $13,000 to $353,000, when comparing the first quarter of 2009 to the first quarter of 2008. The largest contributor to the increase was higher costs related to utilities of $9,000. Several municipalities have increased utility rates significantly either late in 2008 or early in 2009.

Marketing expense increased $22,000, to $175,000, for the quarter ended March 31, 2009. Advertising expense and public relations expense was $15,000 and $9,000 higher in 2009 when compared to 2008. The increase was related to the addition of the Wescosville location in the fourth quarter of 2008 and a continued focus on marketing in that region. These increases were partially offset by a reduction in expenses related to sales promotion, which decreased $9,000 when comparing the three-month period in 2009 to the same period in 2008. Prior year expense was higher due to expenses related to the rebranding of the Quakertown National Bank as QNB Bank.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $42,000 for the three months ended March 31, 2009 when comparing the same period in 2008. Total expense was $230,000 for the first quarter of 2009 compared to $188,000 for the first quarter of 2008. The largest portion of the increase related to the following third party services:
•	$9,100 increase related to new vendor for internet based bill pay service to provide enhanced functionality for customers
•	$8,000 increase in fees for correspondent banking services, primarily caused by much lower crediting rates to help offset the fees incurred on these accounts.
•	$8,000 increase relates to vendor costs in connection with the eRewards checking account that was introduced during 2008. There were no such expenses for the first quarter of 2008.
•
$6,000 increase relates to a new service provider for outsourced Asset Liability reporting. In 2008, there were maintenance charges related to software that was utilized internally that were recorded in equipment maintenance.

•	$3,400 increase in statement printing and mailing expenses

Telephone, postage and supplies expense decreased $12,000 to $149,000, when comparing the three-month periods. Supplies expense decreased $28,000 when comparing the periods. The first quarter of 2008 included supply costs related to the rebranding of QNB Bank. This included the purchase of new supplies including plastics for ATM and debit cards and obsolescence costs related to Quakertown National Bank supplies. Telephone expense increased $11,000, to $45,000, when comparing the three months ended March 31, 2009 to the same period in 2008. The addition of a new branch in the fourth quarter of 2008 as well as ongoing charges related to an upgraded Multiprotocol Label Switching (MPLS) network were the reasons for the increase in expense compared to the first quarter of 2008.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE (Continued)

State tax expense represents the accrual of the Pennsylvania shares tax, which is based on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $135,000 for the first quarter of 2009, an increase of $5,000 compared to the same period in 2008. This increase was a result of a higher shares tax of $7,000 resulting from an increase in the Bank’s equity, partially offset by a reduction in the Company’s capital stock tax.

FDIC insurance premium expense increased $159,000, or 468% to $193,000, when comparing the first quarter of 2009 to 2008. The higher expense is a result of an increased assessment rate levied on all insured institutions by the FDIC in order to replenish the Deposit Insurance Fund which has been reduced as a result of the recent bank failures. Strong deposit growth along with QNB’s participation in the FDIC’s Transaction Account Guarantee Program also contributed to the higher premiums. The amount of expense recorded in the first quarter of 2008 was reduced by $130,000 by the use of the remaining portion of a credit approved by the FDIC in 2006. In addition to the increase in the regular FDIC assessment rates, the FDIC has proposed an emergency special assessment of 20 basis points on deposits as of June 30, 2009. However legislation has not yet been enacted to increase the FDIC’s borrowing authority that the FDIC has indicated could lower the special assessment to 10 basis points. The special assessment will be payable on September 30, 2009 if enacted in the second quarter.

Other expense increased $43,000 to $320,000 for the first quarter of 2009. The main contributors to the increase in this category were an $18,000 increase in service and sales training for branch and call center personnel and $26,000 related to expenses in connection with foreclosed real estate and repossessed assets.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 2009, QNB’s net deferred tax asset was $1,626,000. The primary components of deferred taxes are a deferred tax asset of $1,435,000 relating to the allowance for loan losses, a deferred tax asset of $513,000 generated by OTTI charges on equity securities, and a deferred tax liability of $64,000 resulting from unrealized gains on available for sale securities. As of March 31, 2008, QNB’s net deferred tax asset was $262,000. The primary components of deferred taxes in this period were a deferred tax asset of $1,160,000 relating to the allowance for loan losses and a deferred tax liability of $1,094,000 resulting from unrealized gains on available for sale securities.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES (Continued)

Applicable income taxes and the effective tax rate were $191,000, or 14.9%, for the three-month period ended March 31, 2009. Applicable income taxes and the effective rate were $520,000, or 23.3%, for the three-month period ended March 31, 2008. The low effective rate for the first quarter of 2009 in comparison to prior year is predominantly a result of tax-exempt income from loans and securities comprising a higher proportion of pre-tax income.

FINANCIAL CONDITION ANALYSIS

The following balance sheet analysis compares average balance sheet data for the three months ended March 31, 2009 and 2008, as well as the period ended balances as of March 31, 2009 and December 31, 2008.

Average earning assets for the three-month period ended March 31, 2009 increased $58,623,000, or 10.1%, to $638,178,000 from $579,555,000 for the three months ended March 31, 2008. The mix of earning assets changed slightly when comparing the two periods. Average loans increased $32,679,000, or 8.7%, while average investment securities increased $29,080,000, or 15.0%. Average loans represented 64.3% of earning assets for the first quarter of 2009 while average investment securities represented 35.0% for the same period. This compares to 65.1% and 33.5% for the first quarter of 2008. Average Federal funds sold decreased $4,335,000 when comparing these same periods. Given the low yield on Federal funds sold QNB has attempted to keep these balances low by being fully invested in debt securities or AAA rated money market mutual funds which on average yielded 82 basis points more for the quarter than the average yield on Federal funds.

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

Total loans increased 9.8% between March 31, 2008 and March 31, 2009 and increased 3.3% since December 31, 2008. The growth in loans despite the economic environment reflects QNB’s commitment to make credit available to its customers. The hiring of three experienced commercial loan officers in 2008 provides support to our continued goal of increasing loans outstanding and building customer relationships.

Average total commercial loans increased $29,024,000 when comparing the first three months of 2009 to the first three months of 2008. Most of the 10.8% growth in average commercial loans was in loans secured by real estate, either commercial or residential properties, which increased $23,502,000, or 13.2%. Commercial and industrial loans represent commercial purpose loans that are either secured by collateral other than real estate or unsecured. Many of these loans are for operating lines of credit. Average commercial and industrial loans increased $4,509,000, or 6.7%, when comparing the average balances for the two quarters. Also contributing to the growth in total commercial loans was an increase in tax-exempt loans. QNB continues to be successful in competing for loans to schools and municipalities. Average tax-exempt loans increased $1,013,000, or 4.1%, when comparing the three-month periods.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS (Continued)

Indirect lease financing receivables represent loans to small businesses that are collateralized by equipment. These loans tend to have higher risk characteristics but generally provide higher rates of return. These loans are originated by third parties and purchased by QNB based on criteria specified by QNB. The criteria include minimum credit scores of the borrower, term of the lease, type and age of equipment financed and geographic area. The geographic area primarily represents Pennsylvania and states contiguous to Pennsylvania. QNB is not the lessor and does not service these loans. Average indirect lease financing loans increased $2,198,000, or 16.9% when comparing the three-month periods. This increase is primarily related to a lease to the United States Department of Agriculture.

Average residential mortgage loans increased $2,269,000, or 10.4%, when comparing the first three months of 2009 to the first three months of 2008. With the decline in mortgage rates during the fourth quarter of 2008 and the first quarter of 2009, mortgage activity, especially refinancing activity, has increased significantly. QNB does not originate or hold subprime mortgages or any other high-risk mortgage products. In addition, QNB sells, but continues to service, most of the fixed rate 1-4 family residential mortgages it originates, especially in the current low interest rate environment.

Total investment securities were $227,124,000 at March 31, 2009 and $223,195,000 at December 31, 2008. The growth in the investment portfolio was primarily in high quality U.S. Government agency and agency mortgage-backed and CMO securities and tax-exempt State and municipal bonds. During the first quarter of 2009 QNB sold $6,000,000 in corporate bonds issued by financial institutions at a gain of $136,000. These bonds were sold to reduce credit risk in the portfolio.

Collateralized debt obligations (CDO) are securities derived from the packaging of various assets with many backed by subprime mortgages. These instruments are complex and difficult to value. QNB did a review of its mortgage related securities and concluded that it has minimal exposure to subprime mortgages within it mortgage-backed securities portfolio and its CMO portfolio (both U.S. government sponsored agency issued securities (FHLMC and FNMA) and non-agency issued securities). QNB does not own any CDOs backed by subprime mortgages.

QNB does own CDOs in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by financial institutions, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. The senior tranches have the greatest level of protection, then the mezzanine tranches, and finally the income note holders who have the least protection. QNB holds eight of these securities with a book value of $5,120,000 and a fair value of $712,000. All of the trust preferred securities are available-for-sale securities and are carried at fair value with changes in fair value being reflected on the balance sheet (and equity). The changes are also reflected in other comprehensive income, but are not included in the income statement. The market for these securities at March 31, 2009 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new pooled trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels. Thus in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer. Although these securities are classified as available-for-sale, the Company does have the ability and intent to hold these investments until maturity or for a reasonable time period sufficient to allow for a recovery of fair value. All of the trust preferred securities are rated lower than AA and are subject to the guidance of EITF 99-20-1. Cash flow analyses for these trust preferred securities were prepared by a third party using various default and deferral scenarios of the issuers to determine if there was possible impairment. No other-than-temporary impairment charges on any of these trust preferred securities has been incurred as of March 31, 2009. It is possible that future calculations could require recording an other-than-temporary impairment charge through earnings. These securities were downgraded below investment grade by Moody’s during the first quarter of 2009.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS (Continued)

For the most part, earning assets are funded by deposits. Total average deposits increased $59,354,000, or 12.0% to $553,856,000 for the first quarter of 2009 compared to the first quarter of 2008. It appears that customers are looking for the safety of FDIC insured deposits and the stability of a strong local community bank as opposed to the volatility of the equity markets and the uncertainty of the larger regional and national banks.

Most of the increase in average deposits was time deposits which increased $57,379,000, or 21.8%, to $320,314,000 for the first quarter of 2009. Included in this total was $105,216,000 of time deposits of $100,000 or more, an increase of $37,190,000 from the $68,026,000 reported for the first quarter of 2008. Higher yields relative to alternative investments, including other bank deposits, and the increase in FDIC coverage from $100,000 to $250,000 appear to be the impetus behind this growth.

Average non-interest bearing and interest-bearing demand accounts increased $2,736,000, or 5.7% and $9,589,000 or 17.5%, respectively when comparing the first quarters of 2009 and 2008. Average savings account balances increased $2,194,000, or 5.2%, to $44,790,000 when comparing the same periods while the average balance of municipal interest-bearing demand accounts decreased $10,810,000 or 29.7%.

Total assets at March 31, 2009 were $683,944,000 compared with $664,394,000 at December 31, 2008, an increase of 2.9%. Most of the growth in total assets since December 31, 2008 was in loans receivable and loans held-for-sale, which increased a combined $16,565,000.

On the liability side, total deposits increased by $23,959,000, or 4.4%, since year-end. Time deposits continued to be the product of choice, increasing $17,834,000 since December 31, 2008. The addition of the Wescosville branch during the fourth quarter of 2008 contributed to the growth in time deposits since the first quarter of 2008 and also since December 31, 2008. Total deposits at this branch were $37,500,000 at March 31, 2009 compared with $22,500,000 at December 31, 2008. Included in these amounts were time deposits of $35,600,000 and $22,400,000, respectively at March 31, 2009 and December 31, 2008. Non-interest bearing demand accounts increased $2,148,000 while interest bearing demand accounts declined $3,833,000. These deposits can be volatile depending on the timing of deposits and withdrawals. The decrease in interest-bearing demand accounts was centered in municipal deposits which declined by $6,369,000. These accounts, especially the school district accounts, have some seasonality to them, increasing when taxes are collected in late summer and declining during the course of the school year as expenses are paid. Partially offsetting the decline in municipal balances was an increase in eRewards checking balances of $4,443,000 since December 31, 2008. Money market accounts increased $4,674,000 from December 31, 2008 to $50,246,000 at March 31, 2009 and savings accounts increased $3,136,000 to $47,142,000 over the same time period.

When comparing December 31, 2008 to March 31, 2009, short-term borrowing declined from $21,663,000 to $16,822,000. Lower balances in commercial sweep accounts recorded as repurchase agreements accounted for the entire decline.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

Liquidity represents an institution’s ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors. QNB manages its mix of cash, Federal funds sold and investment securities in order to match the volatility, seasonality, interest sensitivity and growth trends of its loans and deposits. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities. The portfolio of investment securities classified as available-for-sale and QNB's policy of selling certain residential mortgage originations in the secondary market also provide sources of liquidity. Additional sources of liquidity are provided by the Bank’s membership in the FHLB and two unsecured Federal funds lines granted by correspondent banks totaling $18,000,000. At March 31, 2009, the Bank had a maximum borrowing capacity with the FHLB of approximately $215,696,000. At March 31, 2009, QNB had $10,000,000 in outstanding borrowings from the FHLB at a rate of 2.97%. These borrowings mature in January 2010.

Cash and due from banks, interest-bearing deposits in banks, Federal funds sold, investment securities available-for-sale and loans held-for-sale totaled $243,283,000 and $236,168,000 at March 31, 2009 and December 31, 2008, respectively. The increase in liquidity sources is primarily the result of an increase of the available-for-sale securities portfolio and loans held-for-sale. These sources should be adequate to meet normal fluctuations in loan demand and deposit withdrawals. With the current low interest rate environment, it is anticipated that the investment portfolio will provide significant liquidity as agency and municipal bonds are called and as cash flow increases on mortgage-backed and CMO securities as prepayment speeds increase.

Average Federal funds purchased and overnight FHLB advances were $2,734,000 for the first quarter of 2009 and $2,213,000 for the first quarter of 2008. At March 31, 2009, QNB had no Federal funds purchased or overnight FHLB advances. During the first quarter of 2009, QNB used its Federal funds lines and overnight FHLB advances to help temporarily fund loan growth. During the first quarter of 2008, QNB used its Federal funds line to prefund the purchase of investment securities in anticipation of declining interest rates and to fund seasonal deposit withdrawals. The maximum balance of Federal funds purchased and overnight FHLB advances were $13,337,000 and $14,617,000 during the first quarter of 2009 and 2008, respectively.

Approximately $86,191,000 and $101,302,000 of available-for-sale securities at March 31, 2009 and December 31, 2008, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The decrease in the amount of pledged securities when comparing March 31, 2009 to December 31, 2008 is a result of a decrease in repurchase agreement balances (commercial sweep accounts) and municipal deposit balances. In addition, under terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB.

In 2008, QNB opted into the FDIC’s Transaction Account Guarantee Program. This program provides unlimited deposit insurance for non-interest bearing transaction accounts. This program expires December 31, 2009.

As an additional source of liquidity, QNB has made the decision to become a member of the Certificate of Deposit Account Registry Service (CDARS) program offered by the Promontory Interfinancial Network, LLC. CDARS is a funding and liquidity management tool that is used by banks to access funds and manage its balance sheet. It enables financial institutions to provide customers with full FDIC insurance on time deposits over $250,000.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at March 31, 2009 was $53,766,000, or 7.86% of total assets, compared to shareholders' equity of $53,909,000, or 8.11% of total assets, at December 31, 2008. Shareholders’ equity at March 31, 2009 included a positive adjustment of $124,000 related to unrealized holding gains, net of taxes, on investment securities available-for-sale while shareholders’ equity at December 31, 2008 included a negative adjustment of $233,000 related to unrealized holding losses, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 7.84% and 8.15% at March 31, 2009 and December 31, 2008, respectively.

Average shareholders' equity and average total assets were $54,403,000 and $666,040,000 for the first three months of 2009, an increase of 1.7% and 4.5%, respectively, from the averages for the year ended December 31, 2008. The ratio of average total equity to average total assets was 8.17% for the first three months of 2009 compared to 8.47% for all of 2008.

QNB is subject to various regulatory capital requirements as issued by Federal regulatory authorities. Regulatory capital is defined in terms of Tier I capital (shareholders’ equity excluding unrealized gains or losses on available-for-sale debt securities and disallowed intangible assets), Tier II capital, which includes the allowance for loan losses and a portion of the unrealized gains on equity securities, and total capital (Tier I plus Tier II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet arrangements, such as letters of credit and loan commitments, based on associated risk. Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to total quarterly average assets.

The following table sets forth consolidated information for QNB Corp.:

Capital Analysis
	March 31, 2009	December 31, 2008
Tier I
Shareholder's Equity	$53,766	$53,909
Net unrealized securities (gains) losses	(124)	233
Net unrealized losses on available-for-sale equity securities	(239)	(246)
Total Tier I risk-based capital	$53,403	$53,896

Tier II
Allowable portion: Allowance for loan losses	4,220	3,836
Total risk-based capital	$57,623	$57,732

Risk-weighted assets	$504,552	$466,721

Average assets	$666,040	$648,110

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL ADEQUACY (Continued)

Capital Ratios
	March 31, 2009	December 31, 2008
Tier I capital/risk-weighted assets	10.58%	11.55%
Total risk-based capital/risk-weighted assets	11.42%	12.37%
Tier I capital/average assets (leverage ratio)	8.02%	8.32%

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for the total risk-based capital and 4.00% for leverage. QNB had a Tier I capital ratio of 10.58% and 11.55%, a total risk-based ratio of 11.42% and 12.37% and a leverage ratio of 8.02% and 8.32% at March 31, 2009 and December 31, 2008, respectively.

The decline in capital ratios from December 31, 2008 was a result of asset growth exceeding the growth rate of capital. Capital levels were impacted by the decision to repurchase common stock as well as the decision to increase the cash dividend during the first quarter of 2009. On January 24, 2008, QNB announced that the Board of Directors authorized the repurchase of up to 50,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. On February 9, 2009, the Board of Directors approved increasing the authorization to 100,000 shares. As of March 31, 2009, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. As of March 31, 2008, QNB had not repurchased any shares.

Also impacting the regulatory capital ratios was an increase in risk-weighted assets during the first quarter of 2009. Commercial loan growth accounted for approximately $20.0 million of the growth in risk-weighted assets while $29.5 million of the increase in risk-weighted assets was due to mezzanine tranches of pooled trust preferred securities that were downgraded below investment grade during the quarter. Although the amortized cost of these securities was only $5,120,000 at March 31, 2009, regulatory guidance required an additional $29,946,000 to be included in risk-weighted assets. The Bank utilized the method as outlined in the Call Report Instructions for an available-for-sale bond that has not triggered the Low Level Exposure (LLE) rule. The mezzanine tranches of CDOs that utilized this method of risk-weighting are 5 out of 8 pooled trust preferred securities (PreTSLs) held by the Bank as of March 31, 2009. The other 3 pooled trust preferred securities have only one tranche remaining so the treatment noted above does not apply.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At March 31, 2009 and December 31, 2008, QNB met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

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

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. At March 31, 2009, interest-earning assets scheduled to mature or likely to be called, repriced or repaid in one year were $334,949,000. Interest-sensitive liabilities scheduled to mature or reprice within one year were $355,323,000. The one-year cumulative gap, which reflects QNB’s interest sensitivity over a period of time, was a negative $20,374,000 at March 31, 2009. The cumulative one-year gap equals -3.1% of total rate sensitive assets. This gap position compares to a positive gap position of $2,132,000, or 0.3%, of total rate sensitive assets, at December 31, 2008.

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on the interest rate environment at period end. Management also evaluates the impact of higher and lower interest rates by simulating the impact on net interest income of changing rates. While management performs rate shocks of 100, 200 and 300 basis points, it believes that, given the level of interest rates at March 31, 2009, it is unlikely that interest rates would decline by 200 or 300 basis points. The simulation results can be found in the chart on page 48.

Net interest income declines in a falling rate environment. This result reflects that income on earning assets would decline to a greater degree than the expense associated with interest-bearing liabilities. In a lower rate environment, the cash flow or repricing characteristics from both the loan and investment portfolios would increase and be reinvested at lower rates resulting in less income. Loan customers would likely either refinance their fixed rate loans at lower rates or request rate reductions on their existing loans. While interest expense on time deposits would decrease, the interest rate floors on some municipal interest-bearing demand accounts, hypothetical interest rate floors on interest-bearing transaction accounts, regular money market accounts and savings accounts would prevent a reduction in interest expense on these accounts. In a rising rate environment net interest income increases as loans and investments reprice more than rates on interest-bearing liabilities. The rate of increase in net interest income declines the more rates increase because prepayments and calls on investments and loans slow resulting in fewer amounts repricing at higher rates. Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies.

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

The nature of QNB’s current operation is such that it is not subject to foreign currency exchange or commodity price risk. At March 31, 2009, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

Change in Interest Rates	Net Interest Income	Dollar Change	% Change
+300 Basis Points	$23,034	$1,751	8.23%
+200 Basis Points	22,609	1,326	6.23%
+100 Basis Points	22,054	771	3.62%
Flat Rate	21,283	-	0.00%
-100 Basis Points	20,535	(748)	-3.51%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The information required in response to this item is set forth in Item 2, above.

ITEM 4.	CONTROLS AND PROCEDURES

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

QNB CORP. AND SUBSIDIARY

PART II.  OTHER INFORMATION

MARCH 31, 2009

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information relating to shares of QNB’s common stock repurchased by the Company during the quarter ended March 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

January 1, 2009 through January 31, 2009	-	N/A	-	43,342
February 1, 2009 through February 28, 2009	22,695	$16.90	22,695	70,647
March 1, 2009 through March 31, 2009	28,530	16.90	28,530	42,117
Total	51,225	16.90	51,225	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000 as of the filing of this Form 10-Q.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Submission of Matters to Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3(i)	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrants Form DEF 14-A filed with the Commission on April 15, 2005).

Exhibit 3(ii)	Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrants Form 8-K filed with the Commission on January 23, 2006).

Exhibit 11	Statement Re: Computation of Earnings Per Share. (Included in Part I, Item I, hereof.)

Exhibit 31.1	Section 302 Certification of President and CEO

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 906 Certification of President and CEO

Exhibit 32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QNB Corp.

Date: May 15, 2009	By:

/s/ Thomas J. Bisko
Thomas J. Bisko
President/CEO

Date: May 15, 2009	By:

/s/ Bret H. Krevolin
Bret H. Krevolin
Chief Financial Officer