Form 10-Q
period 2009-06-30
QNB CORP
filed 2009-08-14
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2009
Common Stock, par value $0.625	3,089,382

QNB CORP. AND SUBSIDIARY
FORM 10-Q
QUARTER ENDED JUNE 30, 2009

QNB Corp. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(unaudited)
	June 30,	December 31,
	2009	2008

Assets
Cash and due from banks	$11,872	$10,634
Interest-bearing deposits in banks	8,227	1,276
Federal funds sold	–	4,541
Total cash and cash equivalents	20,099	16,451
Investment securities
Available-for-sale (amortized cost $238,523 and $ 219,950)	237,930	219,597
Held-to-maturity (fair value $3,446 and $ 3,683)	3,347	3,598
Restricted investment in bank stocks	2,291	2,291
Loans held-for-sale	611	120
Loans receivable	435,521	403,579
Allowance for loan losses	(4,584)	(3,836)
Net loans	430,937	399,743
Bank-owned life insurance	8,927	8,785
Premises and equipment, net	6,424	6,661
Accrued interest receivable	2,766	2,819
Other assets	4,403	4,329
Total assets	$717,735	$664,394

Liabilities
Deposits
Demand, non-interest bearing	$57,140	$53,280
Interest-bearing demand	99,382	95,630
Money market	63,513	45,572
Savings	49,998	44,006
Time	221,258	206,336
Time of $100,000 or more	109,663	104,966
Total deposits	600,954	549,790
Short-term borrowings	22,843	21,663
Long-term debt	35,000	35,000
Accrued interest payable	3,198	2,277
Other liabilities	1,932	1,755
Total liabilities	663,927	610,485

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,253,951 shares and 3,245,159 shares issued;
3,089,382 and 3,131,815 shares outstanding	2,034	2,028
Surplus	10,142	10,057
Retained earnings	44,500	43,667
Accumulated other comprehensive loss, net	(392)	(233)
Treasury stock, at cost; 164,569 and 113,344 shares	(2,476)	(1,610)
Total shareholders' equity	53,808	53,909
Total liabilities and shareholders' equity	$717,735	$664,394

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except share data) (unaudited)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Interest Income
Interest and fees on loans	$6,149	$6,221	$12,062	$12,394
Interest and dividends on investment securities:
Taxable	2,178	2,105	4,380	4,200
Tax-exempt	529	457	1,038	919
Interest on Federal funds sold	1	40	2	82
Interest on interest-bearing balances and other interest income	2	15	3	33
Total interest income	8,859	8,838	17,485	17,628

Interest Expense
Interest on deposits
Interest-bearing demand	173	201	327	508
Money market	177	204	341	495
Savings	31	43	59	85
Time	1,819	2,081	3,668	4,291
Time of $100,000 or more	910	780	1,830	1,572
Interest on short-term borrowings	53	95	109	266
Interest on long-term debt	376	378	750	741
Total interest expense	3,539	3,782	7,084	7,958
Net interest income	5,320	5,056	10,401	9,670
Provision for loan losses	500	200	1,100	425
Net interest income after provision for loan losses	4,820	4,856	9,301	9,245
Non-Interest Income
Total other-than-temporary impairment losses on investment securities	(182)	(198)	(571)	(198)
Less: Portion of loss recognized in other comprehensive income (before taxes)	48	–	48	–
Net other-than-temporary impairment losses on investment securities	(134)	(198)	(523)	(198)
Net gain on sale of investment securities	108	80	243	302
Net (loss) gain on investment securities	(26)	(118)	(280)	104
Fees for services to customers	423	428	818	873
ATM and debit card	256	242	484	461
Bank-owned life insurance	66	64	137	170
Mortgage servicing fees	25	21	61	41
Net gain on sale of loans	234	40	402	72
Other	89	152	178	492
Total non-interest income	1,067	829	1,800	2,213
Non-Interest Expense
Salaries and employee benefits	2,078	1,955	4,156	3,926
Net occupancy	335	333	688	673
Furniture and equipment	309	286	605	575
Marketing	189	172	364	325
Third party services	267	205	497	393
Telephone, postage and supplies	156	143	305	304
State taxes	133	130	268	260
FDIC insurance premiums	539	75	732	109
Other	378	284	698	561
Total non-interest expense	4,384	3,583	8,313	7,126
Income before income taxes	1,503	2,102	2,788	4,332
Provision for income taxes	276	496	467	1,016
Net Income	$1,227	$1,606	$2,321	$3,316
Earnings Per Share - Basic	$0.40	$0.51	$0.75	$1.06
Earnings Per Share - Diluted	$0.40	$0.51	$0.75	$1.05
Cash Dividends Per Share	$0.24	$0.23	$0.48	$0.46

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

		Accumulated
		Other
(in thousands,	Number	Comprehensive
except share data)	of Shares	Income	Common		Retained	Treasury
(unaudited)	Outstanding	(Loss)	Stock	Surplus	Earnings	Stock	Total
Balance, December 31, 2008	3,131,815	$(233)	$2,028	$10,057	$43,667	$(1,610)	$53,909

Comprehensive income (loss):
Net Income	–	–	–	–	2,321	–	2,321
Other comprehensive loss	–	(159)	–	–	–	–	(159)
Total comprehensive income							$2,162
Cash dividends paid
($0.48 per share)	–	–	–	–	(1,488)	–	(1,488)
Purchase of treasury stock	(51,225)	–	–	–	–	(866)	(866)
Stock issued - Employee stock purchase plan	2,630	–	2	35	–	–	37
Stock issued for options exercised	6,162	–	4	15	–	–	19
Tax benefit from exercise of stock options	–	–	–	6	–	–	6
Stock-based compensation expense	–	–	–	29	–	–	29
Balance, June 30, 2009	3,089,382	$(392)	$2,034	$10,142	$44,500	$(2,476)	$53,808

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	(unaudited)
Six Months Ended June 30,	2009	2008
Operating Activities
Net income	$2,321	$3,316
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	445	414
Provision for loan losses	1,100	425
Net loss (gains) on investment securities	280	(104)
Gain on sale of equity investment	–	(175)
Net loss (gain) on sale of repossessed assets	101	(40)
Net gain on sale of loans	(402)	(72)
Loss on disposal of premises and equipment	–	3
Proceeds from sales of residential mortgages	17,948	7,048
Originations of residential mortgages held-for-sale	(18,037)	(6,615)
Income on bank-owned life insurance	(137)	(170)
Life insurance premiums	(5)	(5)
Stock-based compensation expense	29	30
Deferred income tax benefit	(313)	(82)
Net (decrease) increase in income taxes payable	(126)	123
Net decrease in accrued interest receivable	53	86
Amortization of mortgage servicing rights and change in valuation allowance	30	46
Net amortization of premiums and discounts on investment securities	(13)	(140)
Net increase in accrued interest payable	921	489
Decrease (increase) in other assets	351	(426)
Increase in other liabilities	287	15

Net cash provided by operating activities	4,833	4,166
Investing Activities
Proceeds from maturities and calls of investment securities
available-for-sale	50,281	21,299
held-to-maturity	250	–
Proceeds from sales of investment securities
available-for-sale	6,310	3,752
Purchase of investment securities
available-for-sale	(75,414)	(38,985)
Proceeds from sale of equity investment	–	175
Proceeds from redemption of restricted bank stock	–	332
Purchase of restricted bank stock	–	(534)
Net increase in loans	(32,771)	(6,677)
Net purchases of premises and equipment	(208)	(343)
Redemption of bank owned life insurance investment	–	224
Proceeds from sale of repossessed assets	315	198

Net cash used by investing activities	(51,237)	(20,559)
Financing Activities
Net increase in non-interest bearing deposits	3,860	6,421
Net increase in interest-bearing non-maturity deposits	27,685	443
Net increase in time deposits	19,619	19,628
Proceeds from long-term debt	–	10,000
Net increase (decrease) in short-term borrowings	1,180	(10,907)
Tax benefit from employee stock transactions	6	–
Cash dividends paid	(1,488)	(1,443)
Purchase of treasury stock	(866)	–
Proceeds from issuance of common stock	56	32
Net cash provided by financing activities	50,052	24,174

Increase in cash and cash equivalents	3,648	7,781
Cash and cash equivalents at beginning of year	16,451	14,322

Cash and cash equivalents at end of period	$20,099	$22,103
Supplemental Cash Flow Disclosures
Interest paid	$6,163	$7,469
Income taxes paid	884	975
Non-Cash Transactions
Transfer of loans to repossessed assets	477	257
Unsettled trades to purchase securities	16	1,001

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of QNB Corp. and its wholly-owned subsidiary, QNB Bank (the Bank). The consolidated entity is referred to herein as “QNB” or the “Company”. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2008 Annual Report incorporated in the Form 10-K.  Operating results for the three- and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2009, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through August 14, 2009, the date these financial statements were issued.

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
JUNE 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 was effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on QNB’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140) by removing the concept of a qualifying special-purpose entity from SFAS 140, removing the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities, and modifying the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. QNB has not determined the effect that the adoption of SFAS 166 will have on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51 (FIN 46(R)), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008, AND DECEMBER 31, 2008
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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this pronouncement for the period ended June 30, 2009 and has included the necessary disclosures.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this pronouncement for the period ended June 30, 2009 and has included the necessary disclosures.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends Topic 5.M. in the Staff Accounting Bulletin series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. On April 9, 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. SAB 111 maintains the previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008, AND DECEMBER 31, 2008
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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this pronouncement for the period ended June 30, 2009 and has included the necessary disclosures.

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

Stock-based compensation expense was approximately $16,000 and $17,000 for the three months ended June 30, 2009 and 2008, respectively, and $29,000 and $30,000 for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, there was approximately $69,000 of unrecognized compensation cost related to unvested share-based compensation awards granted that is expected to be recognized over the next 30 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorizes the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest ratably over a three-year period. As of June 30, 2009, there were 225,058 options granted, 12,198 options forfeited, 70,189 options exercised and 142,671 options outstanding under this Plan. The 1998 Plan expired on March 10, 2008, therefore no further options can be granted under this Plan

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of June 30, 2009, there were 63,700 options granted and outstanding under this Plan. The 2005 Plan expires March 15, 2015.

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

3. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY (Continued)

The following assumptions were used in the option pricing model in determining the fair value of options granted during the six months ended June 30:

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

The fair market value of options granted in 2009 and 2008 was $2.17 and $2.63, respectively.

Stock option activity during the six months ended June 30, 2009 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs.)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	221,323	$20.60
Exercised	(32,748)	15.08
Expired	(2,204)	16.70
Granted	20,000	17.15
Outstanding at June 30, 2009	206,371	$21.18	3.1	$117

Exercisable at June 30, 2009	151,571	$21.28	3.0	$117

4. SHARE REPURCHASE PLAN

On January 24, 2008, QNB announced that the Board of Directors authorized the repurchase of up to 50,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. On February 9, 2009, the Board of Directors approved increasing the authorization to 100,000 shares. As of June 30, 2009, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. As of June 30, 2008, QNB had not repurchased any shares.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

5. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share - net income	$1,227	$1,606	$2,321	$3,316

Denominator for basic earnings per share - weighted average shares outstanding	3,084,824	3,135,214	3,099,198	3,134,959
Effect of dilutive securities - employee stock options	11,012	28,595	10,415	30,465
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,095,836	3,163,809	3,109,613	3,165,424

Earnings per share-basic	$0.40	$0.51	$0.75	$1.06
Earnings per share-diluted	$0.40	$0.51	$0.75	$1.05

There were 138,800 stock options that were anti-dilutive for the three- and six-month periods ended June 30, 2009, respectively. There were 87,100 stock options that were anti-dilutive for each of the three- and six-month periods ended June 30, 2008. These stock options were not included in the above calculation.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

6. COMPREHENSIVE INCOME

For QNB, the sole component of other comprehensive income (loss) is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the periods ended June 30, 2009 and 2008:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Unrealized holding losses arising during the period on securities available-for-sale [net of tax benefit of $274, $1,594, $177 and $1,199, respectively]	$(533)	$(3,093)	$(343)	$(2,327)
Reclassification adjustment for losses (gains) included in net income [net of (tax benefit) tax expense of $(9), $(40), $(96) and $35, respectively]	17	78	184	(69)
Net change in unrealized losses during the period	(516)	(3,015)	(159)	(2,396)
Accumulated other comprehensive income (loss), beginning of period	124	2,123	(233)	1,504
Accumulated other comprehensive loss, end of period	$(392)	$(892)	$(392)	$(892)

Net income	$1,227	$1,606	$2,321	$3,316
Other comprehensive income, net of tax:
Unrealized holding losses arising during the period [net of tax benefit of $265, $1,554, $81 and $1,234, respectively]	(516)	(3,015)	(159)	(2,396)
Comprehensive income (loss)	$711	$(1,409)	$2,162	$920

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

7. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities available-for-sale at June 30, 2009 and December 31, 2008 were as follows:

Available-for-Sale
	June 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Aggregate	unrealized	unrealized		Aggregate	unrealized	unrealized
	fair	holding	holding	Amortized	fair	holding	holding	Amortized
	value	gains	losses	cost	value	gains	losses	cost
U.S. Treasury	$5,047	$18	$-	$5,029	$5,124	$49	-	$5,075
U.S. Government agencies	48,944	338	184	48,790	44,194	634	$5	43,565
State and municipal securities	46,510	553	638	46,595	42,300	448	512	42,364
Mortgage-backed securities	74,399	2,328	16	72,087	67,347	2,126	-	65,221
Collateralized mortgage obligations (CMOs)	58,478	1,544	371	57,305	49,067	963	591	48,695
Other debt securities	1,348	73	4,316	5,591	8,476	79	3,171	11,568
Equity securities	3,204	211	133	3,126	3,089	9	382	3,462
Total investment securities
available-for-sale	$237,930	$5,065	$5,658	$238,523	$219,597	$4,308	$4,661	$219,950

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at June 30, 2009 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities.

	Aggregate	Amortized
	fair value	cost
Due in one year or less	$10,105	$9,943
Due after one year through five years	160,723	156,999
Due after five years through ten years	36,445	36,149
Due after ten years	27,453	32,306
Equity securities	3,204	3,126
Total investment securities available-for-sale	$237,930	$238,523

Proceeds from sales of investment securities available-for-sale were $6,310,000 and $3,752,000 for the six months ended June 30, 2009 and 2008, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

7. INVESTMENT SECURITIES (Continued)

The following table presents information related to the Company’s gains and losses on the sales of equity and debt securities, and losses recognized for the other-than-temporary impairment of investments. Gains and losses on available-for-sale securities are computed on the specific identification method and included in non-interest income. Gross realized losses on equity and debt securities are net of other-than-temporary impairment charges:

			Other-than-
	Gross	Gross	temporary
	Realized	Realized	impairment	Net gains
Six months ended June 30, 2009:	Gains	Losses	losses	(losses)
Equity securities	$107	$-	$(515)	$(408)
Debt securities	136	-	(8)	128
Total	$243	$-	$(523)	$(280)

			Other-than-
	Gross	Gross	temporary
	Realized	Realized	impairment	Net gains
Six months ended June 30, 2008:	Gains	Losses	losses	(losses)
Equity securities	$235	$-	$(198)	$37
Debt securities	67	-	-	67
Total	$302	$-	$(198)	$104

The following table presents a summary of the cumulative credit related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by the Company:

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Balance of cummulative credit losses on investment securities, beginning of period	$-	$-
Additions of credit losses recorded which were not previously recognized as components of earnings	(8)	(8)
Ending balance of cummulative credit losses on investment securities, end of period	$(8)	$(8)

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

7. INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair values of investment securities held-to-maturity at June 30, 2009 and December 31, 2008 were as follows:

Held-To-Maturity

	June 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
		unrealized	unrealized	Aggregate		unrealized	unrealized	Aggregate
	Amortized	holding	holding	fair	Amortized	holding	holding	fair
	cost	gains	losses	value	cost	gains	losses	value
State and municipal securities	$3,347	$102	3	$3,446	$3,598	$90	$5	$3,683

The amortized cost and estimated fair value of securities held-to-maturity by contractual maturity at June 30, 2009 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Aggregate	Amortized
	fair value	cost
Due in one year or less	-	-
Due after one year through five years	-	-
Due after five years through ten years	$3,446	$3,347
Due after ten years	-	-
Total investment securities held-to-maturity	$3,446	$3,347

There were no sales of investment securities classified as held-to-maturity during the six months ended June 30, 2009 or 2008.

At June 30, 2009 and December 31, 2008, investment securities available-for-sale totaling $101,849,000 and $101,302,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008:

	At June 30, 2009
		Less than 12 months		12 months or longer		Total	Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agencies	18	$19,823	$184	-	-	$19,823	$184
State and municipal securities	42	17,722	579	$762	$62	18,484	641
Mortgage-backed securities	2	3,245	16	-	-	3,245	16
Collateralized mortgage obligations (CMOs)	7	6,035	55	3,687	316	9,722	371
Other debt securities	8	-	-	829	4,316	829	4,316
Equity securities	12	1,349	133	-	-	1,349	133
Total	89	$48,174	$967	$5,278	$4,694	$53,452	$5,661

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

7. INVESTMENT SECURITIES (Continued)

	At December 31, 2008
		Less than 12 months		12 months or longer		Total	Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agencies	1	$2,995	$5	-	-	$2,995	$5
State and municipal securities	40	15,975	517	-	-	15,975	517
Collateralized mortgage obligations (CMOs)	5	5,204	591	-	-	5,204	591
Other debt securities	11	2,978	40	$1,963	$3,131	4,941	3,171
Equity securities	15	1,715	382	-	-	1,715	382
Total	72	$28,867	$1,535	$1,963	$3,131	$30,830	$4,666

Management evaluates debt securities, which are comprised of U.S. Government Agencies, state and municipalities, mortgage-backed securities, CMOs and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses in U.S. Government agency securities, state and municipal securities and CMOs are primarily the result of purchases made when market interest rates were lower than at June 30, 2009. As interest rates increase, fixed-rate securities generally fall in market price to reflect the higher market yield. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

The Company’s investment in marketable equity securities primarily consists of investments in large cap stock companies. These equity securities are analyzed for impairment on an ongoing basis. As a result of declines in equity values during 2009, $515,000 of other-than-temporary impairment charges were taken during the first six months of 2009. The severity and duration of the impairment in the equity portfolio is consistent with current stock market developments. Management believes these equity securities in an unrealized loss position will recover in the foreseeable future. QNB evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold those securities and does not believe it will be required to sell the securities before recovery occurs. The Company does not consider these equity securities to be other-than-temporarily impaired.

All of the securities in the other debt securities category with unrealized losses greater than twelve months as of June 30, 2009 are pooled trust preferred security issues. QNB holds eight of these securities with an amortized cost of $5,145,000 and a fair value of $829,000. All of the trust preferred securities are available-for-sale securities and are carried at fair value.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)
7. INVESTMENT SECURITIES (Continued)

The following table provides additional information related to pooled trust preferred securities as of June 30, 2009:

Deal	Class	Book value	Fair value	Unrealized loss	Moody's/ Fitch ratings	Current number of banks	Current number of insurance companies	Actual deferrals and defaults as a % of current collateral	Excess subordin-ation as a % of current performing collateral
PreTSL IV	Mezzanine*	$244	$187	$(57)	Ca/B	6	-	27.1%	18.9%
PreTSL V	Mezzanine*	275	195	(80)	Ba3/A	4	-	20.4%	23.5%
PreTSL VI	Mezzanine*	121	87	(34)	Caa1/CCC	5	-	61.4%	0.0%
PreTSL XVII	Mezzanine	982	134	(848)	Ca/CC	51	8	16.9%	0.0%
PreTSL XIX	Mezzanine	1,002	83	(919)	Ca/CC	60	14	13.7%	0.0%
PreTSL XXV	Mezzanine	1,010	74	(936)	Ca/C	64	9	20.3%	0.0%
PreTSL XXVI	Mezzanine	1,511	69	(1,442)	Ca/C	64	10	16.5%	0.0%
		$5,145	$829	$(4,316)

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

The market for these securities at June 30, 2009 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new pooled trust preferred notes have been issued since 2007. The market values for these securities (and any securities other than those issued or guaranteed by U.S. Government agencies) are depressed relative to historical levels. In today’s market, a low market price for a particular bond may only provide evidence of a recent widening of corporate spreads in general versus being an indicator of credit problems with a particular issuer. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. These securities are comprised mainly of securities issued by financial institutions, and to a lesser degree, insurance companies. QNB owns either the senior or mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by both over-collateralization and cash flow default protection provided by subordinated tranches.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment (OTTI). In the second quarter of 2009, $8,000 in other-than-temporary impairment charges were recognized on our pooled trust preferred collateralized debt obligations. When evaluating these investments we determine a credit related portion and a non-credit related portion of OTTI. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows:

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

7. INVESTMENT SECURITIES (Continued)

All of the pooled trust preferred collateralized debt obligations held by QNB are rated lower than AA and are measured for OTTI within the scope of EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets, and FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows from the cash flows previously projected involves comparing the present value of remaining cash flows previously projected against the present value of the cash flows estimated at June 30, 2009. The discounted cash flow analysis is considered to be the primary evidence when determining whether credit related other-than-temporary impairment exists.

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows, credit worthiness of the underlying banks and insurance companies and determination of probability of default of the underlying collateral. The following provides additional information for each of these variables:

•
Estimate of Future Cash Flows – Cash flows are constructed in an INTEX cash flow model. INTEX is a proprietary cash flow model recognized as the industry standard for analyzing all types of structured debt products. It includes each deal’s structural features updated with trustee information, including asset-by-asset detail, as it becomes available. The modeled cash flows are then used to determine if all the scheduled principal and interest payments of the investments will be returned.

•
Credit Analysis – A quarterly credit evaluation is performed for the companies comprising the collateral across the various pooled trust preferred securities. This credit evaluation considers all available evidence and focuses on profitability, return on assets, shareholders’ equity, credit quality ratios and capital adequacy.

•	Probability of Default – Asset default rates are primarily base on historical default rates and the impact of current economic conditions on these historical default rates.

In addition to the above factors, the evaluation of impairment also includes a stress test analysis which provides an estimate of excess subordination for each tranche. This stressed breakpoint is then compared to the level of assets with credit concerns in each tranche. This comparison allows management to identify those pools that are at a greater risk for a future adverse change in cash flows so that we can monitor the asset quality in those pools more closely for potential deterioration of credit quality.

Based upon the analysis performed by management as of June 30, 2009, it is probable that we will collect all contractual principal and interest payments on all of our pooled trust preferred securities, except for PreTSL VI. The expected principal shortfall on this security resulted in an $8,000 credit related other-than-temporary impairment charge in the second quarter of 2009.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES

The following table presents loans by category as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Commercial and industrial	$102,488	$97,238
Construction	28,254	21,894
Real estate-commercial	159,973	142,499
Real estate-residential	128,463	124,538
Consumer	3,785	4,483
Indirect lease financing	12,513	12,762
Total loans	435,476	403,414
Net unearned (fees) costs	45	165
Loans receivable	$435,521	$403,579

Activity in the allowance for loan losses is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$4,220	$3,411	$3,836	$3,279
Charge-offs	(164)	(151)	(407)	(272)
Recoveries	28	13	55	41
Net charge-offs	(136)	(138)	(352)	(231)
Provision for loan losses	500	200	1,100	425
Balance at end of period	$4,584	$3,473	$4,584	$3,473

Information with respect to loans that are considered to be impaired under Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan at June 30, 2009 and December 31, 2008 is as follows:

	At June 30, 2009		At December 31, 2008
	Balance	Specific reserve	Balance	Specific reserve
Recorded investment in impaired loans at period-end subject to a specific reserve for loan losses and corresponding specific reserve	$567	$151	$586	$188
Recorded investment in impaired loans at period-end requiring no specific reserve for loan losses	3,084		238
Recorded investment in impaired loans at period-end	$3,651		$824
Recorded investment in non-accrual and restructured loans	$3,923		$830

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

9. INTANGIBLE ASSETS & SERVICING

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $77,622,000 and $67,412,000 at June 30, 2009 and December 31, 2008, respectively.

The following table reflects the activity of mortgage servicing rights for the periods indicated:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2009	2008
Mortgage servicing rights beginning balance	$402	$451
Mortgage servicing rights capitalized	134	60
Mortgage servicing rights amortized	(59)	(77)
Fair market value adjustments	29	(32)
Mortgage servicing rights ending balance	$506	$402

The balance of these mortgage servicing assets are included in other assets at June 30, 2009 and December 31, 2008. The fair value of these rights was $648,000 and $440,000, respectively. The fair value of servicing rights was determined using a 9.0% discount rate for both periods presented above.

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

2009	$116
2010	104
2011	83
2012	63
2013	48

10. FAIR VALUE MEASUREMENTS

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of the respective period ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period end.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008, AND DECEMBER 31, 2008
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

In December 2007, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As such, the Company only partially adopted the provisions of SFAS 157 as of December 31, 2008, and began to account and report for non-financial assets and liabilities in 2009. In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective immediately and QNB has applied the provisions of FSP 157-3 to its financial statements as of and for the periods ended June 30, 2009 and as of and for the year-ended December 31, 2008. At June 30, 2009, the Company determined that no active market existed for pooled trust preferred securities with an amortized cost of $5,145,000 and an estimated fair value of $829,000. At December 31, 2008, the Company determined that no active market existed for pooled trust preferred securities with an amortized cost of $5,094,000 and an estimated fair value of $1,963,000.

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
JUNE 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

10. FAIR VALUE MEASUREMENTS (Continued)

QNB used the following methods and significant assumptions to estimate fair value of each type of financial instrument and non-financial asset.

Investment securities available for sale (carried at fair value) and held-to-maturity (carried at amortized cost): The fair value of securities are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

Impaired Loans (generally carried at fair value): Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value of impaired loans as of June 30, 2009 consists of the loan balances of $567,000, net of a valuation allowance of $151,000.

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

Certain tranches of mortgage servicing rights, which are carried at lower of cost or fair value, were written down to fair value during the quarter. The ending valuation allowance is $4,000 at June 30, 2009. Income of $2,000 was included in earnings for the period which was composed of a $1,000 charge for two tranches that required a valuation allowance for the quarter, offset by $3,000 of the valuation allowance that existed at March 31, 2009 that was no longer required and consequently reversed.

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
JUNE 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

10. FAIR VALUE MEASUREMENTS (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at End of Period
June 30, 2009
Securities available-for-sale	$8,251	$228,850	$829	$237,930

December 31, 2008
Securities available-for-sale	$8,213	$209,421	$1,963	$219,597

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value:

	For the Three Months Ended June 30, 2009
	Balance at March 31, 2009	Total Unrealized Gains or (Losses)	Total Realized Gains or (Losses)	Purchases (Sales or Paydowns)	Balance at June 30, 2009
Securities available-for-sale	$712	$122	$(8)	$3	$829

	For the Six Months Ended June 30, 2009
	Balance at December 31, 2008	Total Unrealized Gains or (Losses)	Total Realized Gains or (Losses)	Purchases (Sales or Paydowns)	Balance at June 30, 2009
Securities available-for-sale	$1,963	$(1,130)	$(8)	$4	$829

QNB owns eight collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). The market for these securities at June 30, 2009 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new TRUP CDOs have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008, AND DECEMBER 31, 2008
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

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2009,

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

10. FAIR VALUE MEASUREMENTS (Continued)

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at End of Period
June 30, 2009
Mortgage servicing rights	$-	$-	$506	$506
Impaired loans	$-	$-	$416	$416
Foreclosed assets	$-	$-	$380	$380

December 31, 2008
Mortgage servicing rights	$-	$-	$402	$402
Impaired loans	$-	$-	$398	$398

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of QNB’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between QNB’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument at June 30, 2009 and December 31, 2008:

Cash and due from banks, interest-bearing deposits in banks, Federal funds sold, accrued interest receivable and accrued interest payable (carried at cost): The carrying amounts reported in the balance sheet approximate those assets’ fair value.

Restricted investment in bank stocks (carried at cost): The fair value of stock in Atlantic Central Bankers Bank and the Federal Home Loan Bank is the carrying amount, based on redemption provisions, and considers the limited marketability of such securities.

Loans Held for Sale (carried at lower of cost or fair value): The fair value of loans held for sale is determined, when possible, using quoted secondary market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008, AND DECEMBER 31, 2008
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

The estimated fair values and carrying amounts are summarized as follows:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and due from banks	$11,872	$11,872	$10,634	$10,634
Interest-bearing deposits in banks	8,227	8,227	1,276	1,276
Federal funds sold	-	-	4,541	4,541
Investment securities available-for-sale	237,930	237,930	219,597	219,597
Investment securities held-to-maturity	3,347	3,446	3,598	3,683
Restricted investment in bank stocks	2,291	2,291	2,291	2,291
Loans held-for-sale	611	612	120	124
Net loans	430,937	418,013	399,743	397,232
Mortgage servicing rights	506	648	402	440
Accrued interest receivable	2,766	2,766	2,819	2,819

Financial Liabilities
Deposits with no stated maturities	270,033	270,033	238,488	238,488
Deposits with stated maturities	330,921	334,190	311,302	316,239
Short-term borrowings	22,843	22,843	21,663	21,663
Long-term debt	35,000	36,894	35,000	37,352
Accrued interest payable	3,198	3,198	2,277	2,277

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

10. FAIR VALUE MEASUREMENTS (Continued)

The estimated fair value of QNB’s off-balance sheet financial instruments is as follows:

	June 30, 2009		December 31, 2008
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Commitments to extend credit	$97,089	$-	$87,227	$-
Standby letters of credit	12,667	-	12,051	-

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

A summary of the Bank's financial instrument commitments is as follows:

	June 30,	December 31,
	2009	2008
Commitments to extend credit and unused lines of credit	$97,089	$87,227
Standby letters of credit	12,667	12,051
	$109,756	$99,278

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2009 and December 31, 2008 for guarantees under standby letters of credit issued is not material.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)
11. OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS AND GUARANTEES (Continued)

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

12. REGULATORY RESTRICTIONS

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

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of June 30, 2009, that the Company and the Bank met capital adequacy requirements to which they were subject.

As of the most recent notification, the primary regulator of the Bank considered it to be “well capitalized” under the regulatory framework. There are no conditions or events since that notification that management believes have changed the classification. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the table below. The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital Levels
	Actual		Adequately Capitalized		Well Capitalized
As of June 30, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated	$58,819	11.29%	$41,692	8.00%	N/A	N/A
Bank	55,012	10.63%	41,389	8.00%	$51,737	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	54,200	10.40%	20,846	4.00%	N/A	N/A
Bank	50,428	9.75%	20,695	4.00%	31,042	6.00%

Tier I Capital (to Average Assets)
Consolidated	54,200	7.71%	28,107	4.00%	N/A	N/A
Bank	50,428	7.22%	27,957	4.00%	34,946	5.00%

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

12. REGULATORY RESTRICTIONS (Continued)

	Capital Levels
	Actual		Adequately Capitalized		Well Capitalized
As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated	$57,732	12.37%	$37,338	8.00%	N/A	N/A
Bank	54,022	11.67%	37,043	8.00%	$46,304	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	53,896	11.55%	18,669	4.00%	N/A	N/A
Bank	50,186	10.84%	18,522	4.00%	27,783	6.00%

Tier I Capital (to Average Assets)
Consolidated	53,896	8.32%	25,924	4.00%	N/A	N/A
Bank	50,186	7.79%	25,754	4.00%	32,192	5.00%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Other-than-Temporary Investment Security Impairment
Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. As a result of declines in the equity markets, QNB recorded an other-than-temporary impairment charge of $115,000 in the second quarter of 2009 and $515,000 for the six-month period ended June 30, 2009 related to several equity securities held by the Company. In addition, during the second quarter of 2009 an other-than-temporary impairment charge of $8,000 was taken on one pooled trust preferred security.

Impairment of Restricted Investment in Bank Stocks
Restricted bank stock is comprised of restricted stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and the Atlantic Central Bankers Bank. Federal law requires a member institution of the FHLB to hold stock of its district bank according to a predetermined formula.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock to preserve capital. Management evaluates the restricted stock for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the restricted stock as of June 30, 2009.

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

QNB reported net income for the second quarter of 2009 of $1,227,000, or $0.40 per share on a diluted basis. This compares to $1,606,000, or $0.51 per share on a diluted basis, for the same period in 2008. For the six month period ended June 30, 2009, QNB reported net income of $2,321,000, or $0.75 per share on a diluted basis. This compares to net income of $3,316,000, or $1.05 per shared on a diluted basis, for the six month period ended June 30, 2008.

The core functions of the Bank, gathering deposits and making loans, continued to show strength and contributed positively to the results for both the three and six month periods ended June 30, 2009. However, the challenging economic environment and the continued uncertainty in the financial markets negatively impacted QNB’s earnings performance during these same periods as QNB had to increase its provision for loan losses and recognize further declines in the value of the equity securities portfolio. In addition, results for these periods were impacted by higher industry-wide FDIC insurance premiums plus a special industry-wide FDIC assessment. This special assessment impacted the results for both periods by $219,000 ($332,000 pretax), or $0.07 per diluted share. These FDIC actions were a result of bank failures which have significantly impacted the level of the Deposit Insurance Fund.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

Net interest income increased $264,000, or 5.2%, to $5,320,000 for the second quarter of 2009 compared to the second quarter of 2008 and $239,000, or 4.7% compared to the first quarter of 2009. Included in net interest income in the second quarter of 2008 was the recognition of $156,000 in non-recurring income resulting from the collection of a prepayment penalty on a commercial loan and the recovery of interest and fees on a non-accrual loan that was repaid. Adjusting 2008 for these non-recurring items, net interest income for the second quarter of 2009 increased $420,000, or 8.6%, compared to the second quarter of 2008. The improvement in net interest income comparing the three-month periods ending June 30, 2009 and 2008 is a result of 13.5% growth in average earning assets. Comparing the second quarter of 2009 to the same period in 2008, average loans increased $40,142,000, or 10.4%, and average investment securities increased $43,571,000, or 21.8%. The growth in the loan portfolio was primarily in commercial loans secured by commercial and residential real estate, while the growth in the investment portfolio was primarily in high-quality U.S. Government agency and agency mortgage-backed securities.

On the funding side average total deposits increased $79,021,000, or 15.4%, to $591,111,000 comparing the second quarter of 2009 to the same period in 2008. In comparison to prior periods, the current growth reflects increases in both lower-cost core deposits, including checking, savings and money market accounts, as well as higher-cost time deposits. Comparing the two quarters, average transaction account balances increased 8.4% while average time deposit balances increased 21.6%.

The net interest margin was 3.40% for the second quarter of 2009 compared to 3.67% for the second quarter of 2008 and 3.48% for the first quarter of 2009. Excluding the non-recurring items in the second quarter of 2008 the net interest margin would have been 3.56%. The decline in the net interest margin from the second quarter of 2008 and the first quarter of 2009 is mainly the result of the yield earned on loans and investment securities declining to a greater degree than the cost of deposits as well as a small change in the mix of earning assets, from higher yielding loans to lower yielding investment securities, and the mix of deposits from lower-cost transaction accounts to higher-cost time deposits. The reduction in treasury rates and the prime lending rate over the past year has had a greater impact on the rates earned on loans and investment securities than it has had on the rates paid on deposits.

Net interest income increased $731,000, or 7.6%, to $10,401,000 comparing the first six months of 2009 and 2008 and $887,000, or 9.3%, excluding the non-recurring items recorded in 2008. Over this time period, average loans and investment securities increased 9.6% and 18.5%, respectively, and average total deposits increased 13.8%. The net interest margin for the first half of 2009 was 3.44% compared to 3.57% for the first half of 2008, and 3.51% excluding the non-recurring items.

As a result of the significant growth in loans, an increase in net charge-offs and non-performing loans and current economic conditions, QNB recorded a provision for loan losses of $500,000 in the second quarter of 2009 and $1,100,000 for the first half of 2009. This compares to a provision of $200,000 for the second quarter of 2008 and $425,000 for the first half 2008. Net loan charge-offs were $352,000 for the first half of 2009 compared with $231,000 for the first half of 2008.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

Total non-interest income was $1,067,000 for the second quarter of 2009, an increase of $238,000 compared with the same period in 2008. Gains on the sale of residential mortgages increased $194,000 comparing these same periods, as the low interest rate environment has resulted in an increase in mortgage refinancing activity. Net losses on other real estate owned and repossessed assets increased $97,000, while losses recognized in the equity securities portfolio decreased $92,000 comparing the three-month periods.

Total non-interest income for the six month periods ended June 30, 2009 and 2008 was $1,800,000 and $2,213,000, respectively. Positively impacting non-interest income for the first half of 2008 was the recognition of $230,000 of income as a result of the Visa initial public offering and $48,000 from the proceeds of life insurance. For the six-month period, gains on the sale of residential mortgages increased $330,000 while net losses on other real estate owned and repossessed assets increased $141,000.

Net investment securities losses were $280,000 for the six months ended June 30, 2009. This compares to $104,000 of net securities gains in the first half of 2008. The net securities losses for 2009 include a $515,000 charge related to other-than-temporary impairment (OTTI) in the carrying value of holdings in the equity investment portfolio and an $8,000 OTTI charge on one of the Company’s pooled trust preferred securities.

Total non-interest expense was $4,384,000 for the second quarter of 2009, an increase of $801,000 from the second quarter of 2008. The largest contributing factor to the increase in non-interest expense was FDIC insurance premium expense which increased $464,000 to $539,000, comparing the second quarter of 2009 to 2008. The higher expense is a result of the special assessment mentioned previously and an increased assessment rate which were both levied on all insured institutions by the FDIC in order to replenish the Deposit Insurance Fund. Salary and benefit expense increased $123,000, or 6.3%, to $2,078,000 for the second quarter of 2009. Additional commercial lending personnel and the staffing of the Wescosville branch, opened in November 2008, account for the majority of the increase.

Total non-interest expense was $8,313,000 for the six month period ended June 30, 2009. This represents an increase of $1,187,000 from the same period in 2008. Higher FDIC premiums account for $623,000 of this increase and higher salary and benefit expense contributed $230,000.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended
	June 30, 2009			June 30, 2008
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$2,497	0.13%	$1	$7,734	2.07%	$40
Investment securities:
U.S. Treasury	5,040	1.60%	20	5,024	3.60%	45
U.S. Government agencies	45,474	4.36%	496	30,376	5.30%	402
State and municipal	48,561	6.60%	802	42,386	6.54%	693
Mortgage-backed and CMOs	128,372	4.94%	1,584	104,072	5.50%	1,431
Corporate bonds (fixed and variable)	5,566	3.42%	47	13,736	6.04%	207
Money market mutual funds	7,314	0.64%	12	-	0.00%	-
Equities	3,160	3.23%	25	4,322	2.56%	28
Total investment securities	243,487	4.91%	2,986	199,916	5.61%	2,806
Loans:
Commercial real estate	217,305	6.15%	3,334	181,903	6.98%	3,157
Residential real estate	24,738	5.92%	366	21,839	6.15%	336
Home equity loans	65,112	5.11%	830	68,147	5.82%	986
Commercial and industrial	74,192	5.11%	945	71,129	5.98%	1,058
Indirect lease financing	14,651	9.05%	331	12,768	9.73%	311
Consumer loans	3,946	10.10%	99	4,425	11.94%	131
Tax-exempt loans	24,750	6.00%	370	24,341	6.04%	366
Total loans, net of unearned income*	424,694	5.93%	6,275	384,552	6.64%	6,345
Other earning assets	4,522	0.11%	2	2,488	2.38%	15
Total earning assets	675,200	5.50%	9,264	594,690	6.23%	9,206
Cash and due from banks	9,442			10,247
Allowance for loan losses	(4,384)			(3,429)
Other assets	22,407			21,885
Total assets	$702,665			$623,393
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$69,888	0.52%	90	$56,729	0.16%	22
Municipals	28,772	1.15%	83	37,897	1.90%	179
Money market	56,864	1.25%	177	48,495	1.69%	204
Savings	49,269	0.25%	31	44,815	0.39%	43
Time	222,081	3.28%	1,819	199,094	4.20%	2,081
Time of $100,000 or more	109,115	3.35%	910	73,162	4.29%	780
Total interest-bearing deposits	535,989	2.33%	3,110	460,192	2.89%	3,309
Short-term borrowings	17,244	1.24%	53	18,604	2.05%	95
Long-term debt	35,000	4.26%	376	35,000	4.26%	378
Total interest-bearing liabilities	588,233	2.41%	3,539	513,796	2.96%	3,782
Non-interest-bearing deposits	55,122			51,898
Other liabilities	4,869			4,558
Shareholders' equity	54,441			53,141
Total liabilities and
shareholders' equity	$702,665			$623,393
Net interest rate spread		3.09%			3.27%
Margin/net interest income		3.40%	$5,725		3.67%	$5,424

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.

Non-accrual loans are included in earning assets.

* Includes loans held-for-sale

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Six Months Ended
	June 30, 2009			June 30, 2008
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$1,999	0.15%	$2	$6,783	2.43%	$82
Investment securities:
U.S. Treasury	5,052	1.60%	40	5,075	3.86%	97
U.S. Government agencies	41,302	4.54%	938	29,796	5.42%	807
State and municipal	48,149	6.53%	1,573	42,506	6.55%	1,393
Mortgage-backed and CMOs	123,760	5.19%	3,209	101,672	5.54%	2,818
Corporate bonds (fixed and variable)	6,521	4.14%	135	13,797	6.33%	437
Money market mutual funds	5,367	0.76%	20	-	0.00%	-
Equities	3,312	3.13%	51	4,236	2.65%	56
Total investment securities	233,463	5.11%	5,966	197,082	5.69%	5,608
Loans:
Commercial real estate	209,396	6.21%	6,450	179,900	6.87%	6,147
Residential real estate	24,464	5.98%	731	21,878	6.17%	675
Home equity loans	66,337	5.18%	1,705	68,224	5.98%	2,028
Commercial and industrial	73,114	5.02%	1,822	69,322	6.30%	2,171
Indirect lease financing	14,941	8.74%	653	12,902	9.91%	639
Consumer loans	4,109	10.23%	208	4,393	11.29%	247
Tax-exempt loans	25,086	6.00%	747	24,376	6.09%	738
Total loans, net of unearned income*	417,447	5.95%	12,316	380,995	6.67%	12,645
Other earning assets	4,021	0.13%	3	2,262	2.97%	33
Total earning assets	656,930	5.61%	18,287	587,122	6.29%	18,368
Cash and due from banks	9,627			10,120
Allowance for loan losses	(4,156)			(3,360)
Other assets	22,053			21,750
Total assets	$684,454			$615,632
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$67,210	0.50%	168	$55,821	0.16%	44
Municipals	27,200	1.18%	159	37,159	2.51%	464
Money market	52,489	1.31%	341	49,147	2.03%	495
Savings	47,042	0.25%	59	43,705	0.39%	85
Time	218,608	3.38%	3,668	197,002	4.38%	4,291
Time of $100,000 or more	107,176	3.44%	1,830	70,594	4.48%	1,572
Total interest-bearing deposits	519,725	2.42%	6,225	453,428	3.08%	6,951
Short-term borrowings	17,862	1.23%	109	21,276	2.51%	266
Long-term debt	35,000	4.27%	750	34,066	4.30%	741
Total interest-bearing liabilities	572,587	2.49%	7,084	508,770	3.15%	7,958
Non-interest-bearing deposits	52,862			49,869
Other liabilities	4,583			4,415
Shareholders' equity	54,422			52,578
Total liabilities and
shareholders' equity	$684,454			$615,632
Net interest rate spread		3.12%			3.14%
Margin/net interest income		3.44%	$11,203		3.57%	$10,410

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

	Three Months Ended			Six Months Ended
	June 30, 2009 compared			June 30, 2009 compared
	to June 30, 2008			to June 30, 2008
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Federal funds sold	$(39)	$(27)	$(12)	$(80)	$(57)	$(23)
Investment securities:
U.S. Treasury	(25)	-	(25)	(57)	-	(57)
U.S. Government agencies	94	200	(106)	131	312	(181)
State and municipal	109	101	8	180	184	(4)
Mortgage-backed and CMOs	153	334	(181)	391	612	(221)
Corporate bonds (fixed and variable)	(160)	(124)	(36)	(302)	(230)	(72)
Money market mutual funds	12	12	-	20	20	-
Equities	(3)	(8)	5	(5)	(13)	8
Loans:
Commercial real estate	177	625	(448)	303	987	(684)
Residential real estate	30	45	(15)	56	79	(23)
Home equity loans	(156)	(41)	(115)	(323)	(61)	(262)
Commercial and industrial	(113)	49	(162)	(349)	113	(462)
Indirect lease financing	20	45	(25)	14	101	(87)
Consumer loans	(32)	(14)	(18)	(39)	(17)	(22)
Tax-exempt loans	4	7	(3)	9	20	(11)
Other earning assets	(13)	13	(26)	(30)	27	(57)
Total interest income	58	1,217	(1,159)	(81)	2,077	(2,158)
Interest expense:
Interest-bearing demand	68	6	62	124	9	115
Municipals	(96)	(43)	(53)	(305)	(125)	(180)
Money market	(27)	35	(62)	(154)	33	(187)
Savings	(12)	5	(17)	(26)	7	(33)
Time	(262)	247	(509)	(623)	457	(1,080)
Time of $100,000 or more	130	386	(256)	258	807	(549)
Short-term borrowings	(42)	(7)	(35)	(157)	(44)	(113)
Long-term debt	(2)	(1)	(1)	9	15	(6)
Total interest expense	(243)	628	(871)	(874)	1,159	(2,033)
Net interest income	$301	$589	$(288)	$793	$918	$(125)

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three- and six-month periods ended June 30, 2009 and 2008.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Total interest income	$8,859	$8,838	$17,485	$17,628
Total interest expense	3,539	3,782	7,084	7,958
Net interest income	5,320	5,056	10,401	9,670
Tax-equivalent adjustment	405	368	802	740
Net interest income (fully taxable-equivalent)	$5,725	$5,424	$11,203	$10,410

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

For purposes of this discussion, interest income and the average yield earned on loans and investment securities are adjusted to a tax-equivalent basis as detailed in the tables that appear on pages 37 and 38. This adjustment to interest income is made for analysis purposes only. Interest income is increased by the amount of savings of Federal income taxes, which QNB realizes by investing in certain tax-exempt state and municipal securities and by making loans to certain tax-exempt organizations. In this way, the ultimate economic impact of earnings from various assets can be more easily compared.

The net interest rate spread is the difference between average rates received on earning assets and average rates paid on interest-bearing liabilities, while the net interest rate margin, which includes interest-free sources of funds, is net interest income expressed as a percentage of average interest-earning assets.

Net interest income increased $264,000, or 5.2%, to $5,320,000 for the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008. On a tax-equivalent basis, net interest income increased by 5.5% from $5,424,000 for the three months ended June 30, 2008 to $5,725,000 for the same period ended June 30, 2009. Included in net interest income for the second quarter of 2008 was the recognition of $156,000 in non-recurring income resulting from the collection of a prepayment penalty on a commercial loan that paid off early as well as the recovery of interest and fees on a non-accrual loan that was repaid. Adjusting 2008 for these non-recurring items, net interest income on a tax-equivalent basis for the second quarter of 2009 increased $457,000, or 8.7%, compared to the second quarter of 2008.

Strong growth in deposits and the deployment of these deposits into loans and investment securities was the primary contributor to the growth in net interest income. Total average deposits increased $79,021,000, or 15.4%, to $591,111,000 when comparing the three months ended June 30, 2009 and June 30, 2008. Over this same time period total average loans increased $40,142,000, or 10.4%, and total average investment securities increased $43,571,000, or 21.8%. Partially offsetting the positive impact on net interest income of this strong growth was a decrease in the net interest margin. The net interest margin was 3.40% for the second quarter of 2009 compared to 3.67% for the second quarter of 2008 and 3.48% for the first quarter of 2009. Excluding the non-recurring items in the second quarter of 2008 the net interest margin would have been 3.56%.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

During 2008, in response to liquidity issues in the world’s financial markets, a nationwide housing slowdown and the impact of the deepening recession on economic growth and unemployment the Federal Reserve Bank’s Open Market Committee (Fed) picked up the pace of reducing the Federal funds target rate. The Fed cut its key interest rate, the Federal funds target rate, seven times in 2008 in an attempt to boost the economy. The rate dropped from 4.25% at the start of the year to the last cut in December setting the target rate at a range of 0% to 0.25%, a historic low. The prime lending rate followed in step and was at 3.25% as of December 31, 2008. The short end of the Treasury yield curve declined significantly as liquidity and financial market strains caused a flight to quality and the U.S. T-bill became the safe haven. During the fourth quarter of 2008, short-term T-bill rates hit 0% and the 10-year Treasury yield hit historic lows. While coming off these historic lows, interest rates remained at low levels during the first half of 2009. At the end of 2008, the three-month T-bill rate was 0.11%, a decline of 325 basis points from the prior year, the two-year note yielded 0.76%, down 229 basis points from December 31, 2007 and the ten-year note yielded 2.25%, a decline of 179 basis points. In comparison, as of June 30, 2009 and 2008, the three-month T-bill rate was 0.19% and 1.90%, the two-year note yield was 1.11% and 2.63%, and the ten-year note yield was 3.53% and 3.99%, respectively. During the first half of 2009, the yield on the ten-year note was volatile as the Federal Government, in an effort to stimulate residential mortgage activity, was purchasing mortgage-backed securities which had the impact of lowering the ten-year note yield while concerns over the amount of Government stimulus and its longer-term impact on the economy had the effect of increasing the yield on the ten-year note.

QNB’s interest sensitivity position as well as a small change in the mix of earning assets, from higher yielding loans to lower yielding investment securities, and the mix of deposits from lower-cost transaction accounts to higher-cost time deposits also impacted net interest income and the net interest margin. For the majority of 2008, QNB’s interest sensitivity position reflected a negative gap position in a one-year time frame. A negative sensitivity position results when the amount of interest rate sensitive liabilities (deposits and debt) exceeds interest rate sensitive assets (loans and investment securities). As a result of this position, QNB’s cost of interest-bearing liabilities initially declined to a greater degree than the yield on its earnings assets, resulting in both increasing net interest income and net interest margin throughout 2008. However, since year-end 2008, QNB has been in a positive gap position in a one-year time frame with the amount of rate sensitive assets exceeding rate sensitive liabilities. This position, combined with the inability to reduce rates on some deposit products any further and the change in the mix of earning assets and deposits described above has resulted in the decrease in the net interest margin when comparing the second quarter of 2009 to the same period in 2008 and also when comparing the second quarter of 2009 to the first quarter of 2009.

The yield on earning assets on a tax-equivalent basis decreased 73 basis points from 6.23% for the second quarter of 2008 to 5.50% for the second quarter of 2009 and decreased 23 basis points when compared to 5.73% reported in the first quarter of 2009. Excluding the $156,000 in non-recurring income mentioned previously the yield on earning assets would have been 6.12% for the second quarter of 2008 or 62 basis points higher than the second quarter of 2009. In comparison, the rate paid on interest-bearing liabilities decreased 55 basis points from 2.96% for the second quarter of 2008 to 2.41% for the second quarter of 2009 and decreased 17 basis points when compared to 2.58% reported in the first quarter of 2009.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Interest income on investment securities increased $180,000 when comparing the two quarters as the increase in average balances offset the 70 basis point decline in the average yield of the portfolio. The average yield on the investment portfolio was 4.91% for the second quarter of 2009 compared with 5.61% for the second quarter of 2008 and 5.34% for the first quarter of 2009. The decline in the yield on the investment portfolio is primarily the result of an increase in liquidity resulting from deposit growth and a significant increase in cash flow from the investment portfolio as prepayments speeds on mortgage-backed securities and CMOs ramped-up as did the amount of calls of agency securities. The reinvestment of these funds were generally in securities that had lower yields than what they replaced. The growth in the investment portfolio was primarily in high quality U.S. Government agency and agency mortgage-backed and CMO securities and tax-exempt State and municipal bonds. Interest income on mortgage-backed securities and CMOs increased $153,000 with growth in the portfolio contributing $334,000. This was partially offset by a $181,000 decrease in interest income resulting from a 56 basis point decline in yield. The yield on the mortgage-backed portfolio decreased from 5.50% to 4.94% when comparing the second quarter of 2008 and 2009. It also represents a decline of 52 basis points from the first quarter 2009 yield of 5.46%. Income on Government agency securities increased by $94,000 as the 49.7% growth in average balances was offset by a 94 basis point decline in yield from 5.30% for the second quarter of 2008 to 4.36% for the same period in 2009. The yield on agency bonds was 4.77% for the first quarter of 2009. Most of the bonds in the agency portfolio have call features ranging from three months to five years, many of which were exercised as a result of the significant decline in interest rates. Interest on tax-exempt municipal securities increased $109,000 with higher balances accounting for $101,000 of additional income. The yield on the state and municipal portfolio increased from 6.54% for the second quarter of 2008 to 6.60% for the second quarter of 2009. Credit concerns in the municipal market arising from issues with the insurance companies that insure the bonds resulted in yields on municipal bonds remaining high despite the significant decline in treasury market rates. This is known as spread widening. Interest on corporate bonds declined by $160,000, with lower balances accounting for $124,000 of the decline and lower rates accounting for $36,000 of the decline. The yield on the corporate portfolio was 6.04% for the second quarter of 2008 compared to 3.42% for the second quarter of 2009. To reduce credit risk in the portfolio, in June 2008, QNB sold approximately $2,000,000 of Lehman Brothers bonds, which had a yield of 7.25%, at a slight gain. In January 2009, QNB sold another $6,000,000 in corporate bonds issued by financial institutions at a gain of $136,000. The bonds sold in 2009 had an average yield of 6.89%. In addition, some of the bonds in the corporate portfolio reprice quarterly based on three-month LIBOR. The yield on these securities declined as interest rates declined. The yield on the investment portfolio is anticipated to continue to decline as cash flow from the portfolio is reinvested at current market rates which are below the portfolio yield at June 30, 2009 of 4.77%.

Income on loans decreased $70,000 to $6,275,000 when comparing the second quarters of 2009 and 2008 as the impact of declining interest rates could not be overcome by higher balances. Average loans increased $40,142,000, or 10.4%, and contributed an additional $716,000 in interest income. The yield on loans decreased 71 basis points, to 5.93% when comparing the same periods, resulting in a reduction in interest income of $786,000. Excluding the non-recurring items the yield on loans would have been 6.47% for the second quarter of 2008, or 54 basis points higher than the second quarter of 2009. The decline in the yield on the loan portfolio reflects the impact of lower interest rates, primarily loans indexed to the prime lending rate such as commercial loans and home equity lines of credit. Reducing the impact of the decline in interest rates on loan yields is the structure of the loan portfolio, which has a significant portion of fixed-rate and adjustable-rate loans with fixed-rate terms for three to ten years. The rate of decline of the loan portfolio yield has slowed with the second quarter 2009 yield of 5.93% representing only a 4 basis points decline from the 5.97% yield recorded in the first quarter of 2009. Also helping to stabilize the yield was the implementation of interest rate floors on some variable rate commercial loans and home equity lines of credit.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Income on commercial real estate loans increased $177,000, with average balances increasing $35,402,000, or 19.5%. The yield on commercial real estate loans was 6.15% for the second quarter of 2009, a decline of 83 basis points from the 6.98% reported for the second quarter of 2008. The $156,000 in non-recurring income was in the commercial real estate loan category. Excluding this income the yield for the second quarter of 2008 in this category would have been 6.64%, or 49 basis points higher than the second quarter of 2009. Interest on commercial and industrial loans decreased $113,000 with the impact of the increase in average balances being offset by the impact of the decline in yield. Average commercial and industrial loans increased $3,063,000, or 4.3%, when comparing the two periods, contributing an additional $49,000 in interest income. The average yield on these loans decreased 87 basis points to 5.11% resulting in a reduction in interest income of $162,000. The commercial and industrial loan category was impacted significantly by the action by the Fed to lower interest rates since a large portion of this category of loans is indexed to the prime rate.

Residential mortgage loan activity, which was slow for most of 2008, picked up significantly during the first half of 2009 as mortgage rates declined in response to actions by the Federal Government. Income on residential real estate loans increased by $30,000 when comparing the two quarters, as the increase in balances offset the slight decline in yield. The average balance of residential mortgages increased $2,899,000, or 13.3%, when comparing the two quarters while the average yield decreased by 23 basis points. QNB sells most of the fixed rate loans it originates, especially in the current low rate environment. Included in the increase in average balances was an increase of $1,387,000 in residential mortgages held-for-sale.

Income on home equity loans declined by $156,000 when comparing the two quarters. Over this same time period average home equity loans decreased 4.5%, to $65,112,000, while the yield on the home equity portfolio decreased 71 basis points to 5.11%. The demand for home equity loans has declined as home values have stabilized or fallen and some homeowners have already borrowed against the equity in their homes. Included in the home equity portfolio are floating rate home equity lines tied to the prime lending rate. The average balance of these loans increased by $7,354,000, or 51.7%, to $21,587,000 for the second quarter of 2009. In contrast, average fixed rate loans declined by $10,389,000, or 19.3%, to $43,525,000. The movement from fixed rate to floating rate loans reflects the significant decline in the prime rate to 3.25% and the introduction of the Equity Choice product during 2008. This product is a variable rate line of credit indexed to the prime rate that allows the borrower to carve out portions of the variable rate balance and to fix the rate on that portion based on the term and rate at that time. As the fixed rate portion is paid down, the available amount under the line increases. As with commercial and industrial loans tied to the prime rate, QNB has begun to institute a rate floor on these prime based loans.

Interest income on Federal funds sold decreased $39,000 when comparing the two quarters, a result of both a 194 basis point decline in rate and a $5,237,000 decrease in average balances. The average yield on Federal funds sold decreased from 2.07% for the second quarter of 2008 to 0.13% for the second quarter of 2009, reflecting the actions by the Fed to reduce the Federal funds target rate. Impacting the volume of Federal funds sold was the decision by management to invest some of the short-term excess funds in AAA rated money market mutual funds which were yielding approximately 50 basis points more than Federal funds.

Income on other earning assets is comprised of interest on deposits in banks and dividends on restricted investments in bank stocks, primarily the Federal Home Loan Bank of Pittsburgh (FHLB). Income on other earning assets declined from $15,000 for the second quarter of 2008 to $2,000 for the second quarter of 2009. In December 2008, the FHLB notified member banks that it was suspending dividend payments to preserve capital. FHLB dividend income was $9,000 for the second quarter of 2008.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

For the most part, earning assets are funded by deposits, which increased on average by $79,021,000, or 15.4%, to $591,111,000, when comparing the second quarters of 2009 and 2008. It appears that customers are looking for the safety of FDIC insured deposits and the stability of a strong local community bank as opposed to the volatility of the equity markets and the uncertainty of the larger regional and national banks. On October 3, 2008, in response to the ongoing economic crisis affecting the financial services industry, the Emergency Economic Stabilization Act of 2008 was enacted which temporarily raised the basic limit on FDIC coverage from $100,000 to $250,000 per depositor until December 31, 2009. However, legislation was passed during the second quarter of 2009 that extended the higher coverage through December 31, 2013. On October 13, 2008, the FDIC established a program under which the FDIC will fully guarantee all non-interest bearing transaction accounts until December 31, 2009 (the “Transaction Liquidity Guarantee Program”). All eligible institutions participated in the program without cost for the first 30 days of the program. After November 12, 2008, institutions are assessed at the rate of ten basis points for transaction account balances in excess of $250,000. QNB is participating in the Transaction Account Guarantee Program.

Most of the increase in average deposits was time deposits which increased $58,940,000, or 21.6%, to $331,196,000 for the second quarter of 2009. Included in this total was $109,115,000 of time deposits of $100,000 or more, an increase of $35,953,000 from the $73,162,000 reported for the second quarter of 2008. Higher yields relative to alternative investments, including other bank deposits, and the increase in FDIC coverage, as discussed above, appear to be the impetus behind this growth. In addition, the opening of the Wescosville branch in November 2008 has been extremely successful. Average time deposit balances at this location were $36,086,000 for the second quarter of 2009.

Average non-interest bearing and interest-bearing demand accounts increased $3,224,000, or 6.2%, and $13,159,000 or 23.2%, respectively when comparing the second quarters of 2009 and 2008. Average money market accounts increased $8,369,000, or 17.3%, to $56,864,000 while average savings account balances increased $4,454,000, or 9.9%, to $49,269,000 when comparing the same periods. Partially offsetting these increases were lower average balances in municipal interest-bearing demand accounts which decreased $9,125,000 to $28,772,000 for the second quarter of 2009.

While total income on earning assets on a tax-equivalent basis increased $58,000 when comparing the second quarter of 2009 to the second quarter of 2008, total interest expense declined $243,000. Interest expense on total deposits decreased $199,000 while interest expense on borrowed funds decreased $44,000 when comparing the two quarters. The rate paid on interest-bearing liabilities decreased 55 basis points from 2.96% for the second quarter of 2008 to 2.41% for the second quarter of 2009. During this same period, the rate paid on interest-bearing deposits decreased 56 basis points from 2.89% to 2.33%.

Interest expense on interest-bearing demand accounts increased $68,000, to $90,000, when comparing the two quarters. Average interest-bearing demand accounts increased $13,159,000, or 23.2%, when comparing the second quarters of 2009 and 2008. During the third quarter of 2008 QNB introduced eRewards checking, a high rate checking account paying 4.01% interest on balances up to $25,000. As of April 1, 2009, the rate paid on balances up to $25,000 was reduced to 3.25%. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and perform at least 12 check card transactions per statement cycle. For the quarter, the average balance in the product was $12,621,000 and the related interest expense was $82,000 for an average yield of 2.61%. This lower rate than the 3.25% reflects the lower rate paid on accounts that don’t meet the qualifications or on balances in excess of $25,000. This account was the primary contributor to the increase in rate on total interest-bearing demand accounts from 0.16% for the second quarter of 2008 to 0.52% for the second quarter of 2009. It is anticipated that this product will result in the movement of balances from lower yielding deposit accounts to this product, but will also result in obtaining new customers and additional deposits of existing customers. This product also generates fee income through the use of the check card.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Interest expense on municipal interest-bearing demand accounts decreased from $179,000 for the second quarter of 2008 to $83,000 for the same period in 2009. The decrease in interest expense was the result of both volume and rate declines. The average balance of municipal interest-bearing demand accounts decreased $9,125,000, or 24.1%, while the average interest rate paid on these accounts decreased from 1.90% for the second quarter of 2008 to 1.15% for the second quarter of 2009. The decline in average balances accounted for $43,000 of the decrease in interest expense while the decline in the average rate paid contributed $53,000. Most of these accounts are tied directly to the Federal funds rate with some having rate floors of 1.00%. It is anticipated that the balance of municipal accounts will increase during the third quarter as school taxes are received.

Interest expense on money market accounts declined $27,000 to $177,000 for the second quarter of 2009 compared to the second quarter of 2008. Interest expense related to the increase in average balances was $35,000 while the decline in the rate paid had the impact of decreasing interest expense by $62,000. The average interest rate paid on money market accounts was 1.69% for the second quarter of 2008 and 1.25% for the second quarter of 2009, a decline of 44 basis points. Included in total money market balances is the Select money market account, a higher yielding money market product that pays a tiered rate based on account balances. With the sharp decline in short-term interest rates, the rates paid on the Select money market account have declined as well.

When comparing the second quarter of 2009 to the second quarter of 2008, interest expense on time deposits decreased $132,000. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. Over the course of 2008 and the first half of 2009 a significant amount of time deposits have repriced lower as rates have declined. The average rate paid on time deposits decreased from 4.23% to 3.30% when comparing the three-month periods and as a result interest expense declined by $765,000. Partially offsetting the impact of lower rates was $633,000 in additional expense related to the 21.6% increase in average balances.

Approximately $251,369,000, or 76.0%, of time deposits at June 30, 2009 will reprice or mature over the next 12 months. The average rate paid on these time deposits is approximately 3.13%. Given the short-term nature of QNB’s time deposit portfolio and the current rates being offered, it is likely that the average rate paid on time deposits should continue to decline as higher costing time deposits are repriced lower. There are still a few competitors who are offering above market rates on time deposits which could have an impact on the rate QNB needs to pay to retain these deposits. To date QNB has been extremely successful in retaining and growing these balances.

Contributing to the decrease in total interest expense was a reduction in interest expense on short-term borrowings of $42,000. The average rate paid on short-term borrowings declined from 2.05% for the second quarter of 2008 to 1.24% for the second quarter of 2009. Short-term borrowings are primarily comprised of repurchase agreements (a sweep product for commercial customers). While not directly indexed to the Federal funds rate, the rate paid on these accounts moves closely with the Federal funds rate and as a result declined when comparing the two periods. The average balance of short-term borrowings decreased from $18,604,000 for the second quarter of 2008 to $17,244,000 for the second quarter of 2009.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

For the six-month period ended June 30, 2009 tax-equivalent net interest income increased $793,000, or 7.6%. Excluding the non-recurring items recorded in 2008 of $156,000, tax-equivalent net interest income increased 9.3% compared with the first six months of 2008. Average earning assets increased $69,808,000, or 11.9%, to $656,930,000 with average loans and investment securities increasing 9.6% and 18.5%, respectively. Average total deposits increased $69,290,000, or 13.8%, to $572,587,000 for the six month period ended June 30, 2009 compared to the same period in 2008. The net interest margin on a tax-equivalent basis was 3.44% for the six-month period ended June 30, 2009 compared with 3.57% for the same period in 2008. The net interest margin for the first six months of 2008 excluding the non-recurring items was 3.51%, or 7 basis points higher than the 2009 period.

Total interest income on a tax-equivalent basis decreased $81,000, from $18,368,000 to $18,287,000, when comparing the six-month periods ended June 30, 2008 and June 30, 2009 as the additional interest income generated from the growth in earning assets was offset by the impact of declining yields on those assets. Interest income increased $2,077,000 as a result of volume increases but declined $2,158,000 as a result of lower yields. Average loans increased $36,452,000 to $417,447,000, with average commercial real estate loans increasing $29,496,000, or 16.4%, and average commercial and industrial loans increasing $3,792,000, or 5.5%, when comparing the six-month periods. Over this same period average investment securities increased $36,381,000, to $233,463,000 with most of the growth occurring in U.S. Government agency bonds or agency issued mortgage-backed securities. The yield on earning assets decreased from 6.29% to 5.61% for the six-month periods with the yield on loans decreasing from 6.67% to 5.95% during this time. The yield on investments decreased from 5.69% to 5.11% when comparing the six-month periods. As discussed previously, the decline in yields reflects the impact of lower interest rates over the past year and a half. Excluding the impact of the non-recurring loan income during the second quarter of 2008 the yield on loans would have been 6.59% and the yield on earning assets would have been 6.24% for the six-month period ended June 30, 2008.

Total interest expense decreased $874,000, from $7,958,000 for the six-month period ended June 30, 2008 to $7,084,000, for the six-month period ended June 30, 2009. Approximately $2,033,000 of the decrease in interest expense was a result of lower rates paid on deposits and borrowed funds. This was partially offset by an increase in interest expense of $1,159,000 resulting primarily from deposit growth. Lower interest expense on municipal demand deposits and time deposit were the largest contributors to the decline in total interest expense. Interest expense on municipal demand accounts declined by $305,000, with lower rates contributing $180,000 and lower volume contributing $125,000 to the reduction. The average balance of municipal demand deposits declined by $9,959,000, or 26.8%, to $27,200,000 while the average rate paid declined by 133 basis points to 1.18%. The decline in balances relates to some of the municipalities moving these deposits to higher paying QNB money market accounts or to other non-QNB investment or deposit products. The decline in the rate paid reflects the decline in the Federal funds target rate to which most of these accounts are indexed. Interest expense on time deposits declined $365,000 with lower rates paid reducing expense by $1,629,000 but higher volumes increasing expense by $1,264,000. Average total time deposits increased by $58,188,000, or 21.7%, to $325,784,000, when comparing the six-month periods with average time deposits greater than $100,000 increasing $36,582,000, or 51.8%, to $107,176,000. As mentioned previously, it appears that the increase in FDIC coverage is a major factor in the increase in balances. The average rate paid on time deposits decreased 101 basis points to 3.40% from 4.41% when comparing the six-month periods ended June 30, 2009 and 2008.

Interest expense on interest-bearing demand deposits increased $124,000, resulting from both an $11,389,000, or 20.4%, increase in average balances and a 34 basis point increase in the average rate paid. The interest rate paid on interest-bearing demand accounts increased from 0.16% for the first half of 2008 to 0.50% for the first half of 2009. As mentioned previously the introduction of the eRewards checking account was the primary factor in both the growth in total interest-bearing demand deposits as well as the increase in the rate paid. Interest expense on money market accounts declined $154,000, resulting from a 72 basis point decline in the average rate paid from 2.03% for the first half of 2008 to 1.31% for the same period in 2009. The benefit of declining interest rates was partially offset by additional expense resulting from a $3,342,000, or 6.8% increase in average balances. Interest expense on savings accounts declined by $26,000 with lower rates offsetting the impact of higher balances. The rate paid on savings accounts declined from 0.39% for the first half of 2008 to 0.25% for the first half of 2009 while average balances increased $3,337,000, or 7.6% over the same period. During the second quarter of 2009 QNB introduced an online eSavings account to compete with other online savings accounts. This account currently yields 1.85%. It is anticipated that as a result of this product both the average balance of savings accounts as well as the average rate paid will increase.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Interest expense on short-term borrowings decreased $157,000 as a result of both lower balances and lower rates. The average rate paid decreased from 2.51% for the first half of 2008 to 1.23% for the first half of 2009 resulting in a reduction in interest expense of $113,000. Over this same period the average balance of short-term borrowings, primarily commercial sweep accounts, declined by $3,414,000 to $17,862,000.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents management's determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management’s best estimate of the known and inherent losses in the existing loan portfolio. Actual loan losses, net of recoveries, serve to reduce the allowance.

Management believes that it uses the best information available to make determinations about the adequacy of the allowance and that it has established its existing allowance for loan losses in accordance with U.S. generally accepted accounting principles (GAAP). The determination of an appropriate level for the allowance for loan losses is based upon an analysis of the risks inherent in QNB’s loan portfolio. Management, in determining the allowance for loan losses, makes significant estimates and assumptions. Since the allowance for loan losses is dependent, to a great extent, on conditions that may be beyond QNB’s control, it is at least reasonably possible that management’s estimates of the allowance for loan losses and actual results could differ. In addition, various regulatory agencies, as an integral part of their examination process, periodically review QNB’s allowance for losses on loans. Such agencies may require QNB to recognize changes to the allowance based on their judgments about information available to them at the time of their examination.

Management conducts a quarterly analysis of the appropriateness of the allowance for loan losses. This analysis that considers a number of relevant factors including: historical loan loss experience, general economic conditions, levels of and trends in delinquent and non-performing loans, levels of classified loans, trends in volume and terms of loans and concentrations of credit.

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

As a result of the significant growth in loans, an increase in net charge-offs and non-performing loans and current economic conditions, QNB recorded a provision for loan losses of $500,000 in the second quarter of 2009 and $1,100,000 for the first half of 2009. This compares to a provision of $200,000 for the second quarter of 2008 and $425,000 for the first half 2008. Net loan charge-offs were $352,000 for the first half of 2009 compared with $231,000 for the first half of 2008. Indirect lease financing net charge-offs were $229,000 and $187,000 of the total net charge-offs for the first half of 2009 and 2008, respectively. This portfolio includes loans to businesses in the trucking and construction industries which were negatively impacted by the significant increase in fuel costs during most of 2008 and the overall slowdown in the economy over the past year. Also contributing to charge-offs for the first half of 2009 were losses related to one commercial borrower totaling $110,000; part relating to a commercial and industrial loan and part relating to residential real estate classified as other real estate owned as of June 30, 2009.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES (Continued)

As referenced in the following table, the levels of non-performing loans and delinquency have trended higher. At June 30, 2009 non-performing loans totaled $4,203,000 as compared with $1,308,000 at December 31, 2008. When compared to total loans, non-performing loans have risen from 0.32% at December 31, 2008 to 0.96% at June 30, 2009. The increase in non-performing loans relates to the classification of one loan totaling $1,932,000 as restructured. The loan was modified to allow for interest only payments until June 30, 2009 at which time the original terms of the loan resumed. This loan has performed under the modified terms and may be returned to performing status if performance is resumed under the original terms. The other factor in the increase in non-performing loans was an increase in non-accrual loans from $830,000 at December 31, 2008 to $1,991,000 at June 30, 2009. The increase relates to loans to a residential home builder totaling $1,339,000 that were placed on non-accrual because of concerns over their ability to continue to perform. Several entities related to this home builder recently filed for Chapter 11 bankruptcy.

Delinquent loans are considered performing loans and exclude non-accrual loans, restructured loans and loans 90 days or more past due and still accruing interest (all of which are considered non-performing loans). Total delinquent loans at June 30, 2009 and December 31, 2008 represent 0.93% and 0.66% of total loans, respectively. The increase was primarily in the category of loans secured by commercial real estate which increased by $1,673,000 to $1,968,000 at June 30, 2009. All of these loans were 30 days delinquent at June 30, 2009.

The allowance for loan losses was $4,584,000 and $3,836,000 at June 30, 2009 and December 31, 2008, respectively. The ratio of the allowance to total loans was 1.05% and 0.95% at the respective period end dates. The increase in the ratio reflects the increase in the provision for loan losses recorded during 2008 and the first half of 2009. The ratio is at a level that QNB management believes is adequate based on its analysis.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are primarily those classified as non-accrual or restructured. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At June 30, 2009 and December 31, 2008, the recorded investment in loans for which impairment had been recognized in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15, totaled $3,651,000 and $824,000, respectively, of which $3,084,000 and $238,000, respectively required no specific allowance for loan losses. The recorded investment in impaired loans requiring a specific allowance for loan losses was $567,000 and $586,000 at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009 and December 31, 2008 the related allowance for loan losses associated with these loans was $151,000 and $188,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent.

QNB has loans to automobile dealers and residential home builders, two industries hit hard by the recession. QNB will continue to monitor these industries and these loans. Changes in conditions could result in the need for additional provision for loan losses.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES (Continued)

The following table shows asset quality indicators for the periods presented:

	6/30/09	12/31/08	6/30/08	12/31/07
Non-performing loans	$4,203	$1,308	$823	$1,615
Non-performing loans to total loans	0.96%	0.32%	0.21%	0.42%
Delinquent loans	4,049	2,670	1,556	2,117
Delinquent loans to total loans	0.93%	0.66%	0.40%	0.55%
Total gross loans	436,132	403,699	387,479	381,704

The following table shows detailed information and ratios pertaining to the Company’s loans and asset quality:

	June 30,	December 31,
	2009	2008
Restructured loans	$1,932	-
Non-accrual loans	1,991	$830
Loans past due 90 days or more and still accruing interest	280	478
Total non-performing loans	4,203	1,308
Other real estate owned and repossessed assets	380	319
Total non-performing assets	$4,583	$1,627

Total loans, including loans held for sale	$436,132	$403,699

Average total loans	417,447	382,998

Allowance for loan losses	4,584	3,836

Allowance for loan losses to:
Non-performing assets	100.03%	235.81%
Total loans	1.05%	0.95%
Average total loans	1.10%	1.00%

An analysis of loan charge-offs for the three and six months ended June 30, 2009 compared to 2008 is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net charge-offs	$136	$138	$352	$231

Net charge-offs (annualized) to:
Total loans	0.12%	0.14%	0.16%	0.12%
Average total loans	0.13%	0.14%	0.17%	0.12%
Allowance for loan losses	11.86%	15.96%	15.45%	13.41%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-Interest Income Comparison

	Three Months Ended June 30,		Change from Prior Year		Six Months Ended June 30,		Change from Prior Year
	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Fees for services to customers	$423	$428	$(5)	-1.2%	$818	$873	$(55)	-6.3%
ATM and debit card	256	242	14	5.8%	484	461	23	5.0%
Bank-owned life insurance	66	64	2	3.1%	137	170	(33)	-19.4%
Mortgage servicing fees	25	21	4	19.0%	61	41	20	48.8%
Net gain on sale of loans	234	40	194	485.0%	402	72	330	458.3%
Net (loss) gain on invesment securities	(26)	(118)	92	-78.0%	(280)	104	(384)	-369.2%
Other	89	152	(63)	-41.4%	178	492	(314)	-63.8%
Total	$1,067	$829	$238	28.7%	$1,800	$2,213	$(413)	-18.7%

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and check card income, income on bank-owned life insurance, mortgage servicing fees, gains and losses on the sale of investment securities and residential mortgage loans.

Total non-interest income for the second quarter of 2009 was $1,067,000 compared to $829,000 for the second quarter of 2008. The primary contributors to the $238,000 increase in non-interest income were gains on the sale of residential mortgages which increased $194,000 and a $92,000 reduction in net losses on investment securities. Partially offsetting these positive variances was an increase of $97,000 in losses on other real estate owned and repossessed assets.

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees decreased $5,000, or 1.2%, to $423,000 when comparing the three-month periods. Overdraft income decreased $18,000 for the three-month period as a result of a significant decline in the volume of overdrafts. This appears to be a reflection of the slower economy as customers reduce their number of transactions. In February 2009, QNB increased the per item charge for overdrafts by $2.00. Fees on business checking accounts increased $8,000 for the three-month period. This increase reflects the impact of a lower earnings credit rate in the second quarter of 2009 as compared to the second quarter of 2008, resulting from the significant decline in short-term interest rates. These credits are applied against service charges incurred.

ATM and debit card income is primarily comprised of transaction income on debit cards and ATM cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $256,000 for the second quarter of 2009, an increase of $14,000, or 5.8%, from the amount recorded during the second quarter of 2008. This primarily reflects growth in ATM and debit card transactions; however, the rate of growth has slowed as spending by both consumers and businesses declined as the economy contracted. During the third quarter of 2008, QNB introduced eRewards checking, a high yield checking account which requires a minimum of twelve debit card transactions per statement cycle to receive the high interest rate. This may result in an increase in debit card transactions, helping offset the impact of a slowdown in spending.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME (Continued)

Income on bank-owned life insurance represents the earnings and death benefits on life insurance policies on which the Bank is the owner and beneficiary. The earnings on these policies were $66,000 and $64,000 for the three months ended June 30, 2009 and 2008, respectively. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which minimize how low the earnings rate can go. Some of these policies are currently at their floor.

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to, and over, the period of net servicing income or loss. On a quarterly basis, servicing assets are assessed for impairment based on their fair value. Mortgage servicing fees for the three-month periods ended June 30, 2009 and 2008 were $25,000 and $21,000, respectively. During the three months ended June 30, 2009 there was a $3,000 reversal of a portion of the valuation allowance that was recorded at December 31, 2008. Amortization expense related to the mortgage servicing asset for the three-month periods ended June 30, 2009 and 2008 was $26,000 and $23,000, respectively. Mortgage refinance activity increased significantly during the first half of 2009 as residential mortgage rates declined. The increase in amortization expense reflects the increase in refinancing activity. The average balance of mortgages serviced for others was $73,869,000 for the second quarter of 2009 compared to $70,085,000 for the second quarter of 2008, an increase of 5.4%. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

The net gain on the sale of residential mortgage loans was $234,000 and $40,000 for the quarters ended June 30, 2009 and 2008, respectively. This $194,000 increase in the net gain on sale of loans was a result of the increased activity in the current low interest rate environment. Residential mortgage loans to be sold are identified at origination. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Included in the gains on the sale of residential mortgages in these periods were $76,000 and $28,000, respectively, related to the recognition of mortgage servicing assets. Proceeds from the sale of residential mortgages were $10,263,000 and $3,770,000 for the second quarters of 2009 and 2008, respectively.

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

Net investment securities losses were $26,000 for the quarter ended June 30, 2009, which included a $125,000 charge related to other-than-temporary impairment (OTTI) in the carrying value of holdings in the equity investment portfolio and an $8,000 OTTI charge on one issue in the pooled trust preferred securities portfolio. During the second quarter of 2009, QNB realized gains of $107,000 on the sale of equity securities. For the three-months ended June 30, 2008, QNB recorded net securities losses of $118,000, which included a $198,000 charge related to OTTI in the carrying value of holdings in the equity investment portfolio that were written down at the end of June 2008. Also included in the net securities losses for the second quarter of 2008 were net realized gains of $79,000 on the sale of equity securities owned by the Company and gains of $1,000 from the sale of corporate bonds by the Bank. At the end of June 2008, the Company identified several equity holdings as other-than-temporarily impaired and wrote down their value by $198,000.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME (Continued)

Other income was $89,000 for the second quarter of 2009 and $152,000 for the same period during 2008. The majority of the difference was caused by the following:

•	Valuation writedown of $66,000 on other real estate owned in 2009.

•	Loss on sale of repossessed assets was $31,000 higher than the second quarter of 2008.

•	Merchant income increased $26,000, or 66.4%, for the three-month period which is attributable to a change in vendor and new merchant accounts being obtained.

•	Letter of credit fees increased $12,000 mainly as a result of a quarterly fee related to a letter of credit participation which was entered into during the fourth quarter of 2008.

•	Income from investment in title insurance company increased by $9,000 as a result of increased mortgage activity.

•	Income related to official check program decreased $11,000 due to ending our relationship with our third-party provider and running the entire process internally.

Total non-interest income for the six-month periods ended June 30, 2009 and 2008 was $1,800,000 and $2,213,000, respectively. Positively impacting non-interest income for the first half of 2008 was the recognition of $230,000 of income as a result of the Visa initial public offering and $48,000 from the proceeds of life insurance.

Fees for services to customers decreased $55,000, or 6.3%, to $818,000 for the six months ended June 30, 2009. Overdraft income declined $79,000 while fees on business checking accounts increased $17,000 when comparing the six month periods.

For the six-month period, gains on the sale of residential mortgages increased $330,000 to $402,000 as mortgage originations and sales volume increased as a result of lower interest rates. Included in the gains on the sale of residential mortgages in these periods were $134,000 and $53,000, respectively, related to the recognition of mortgage servicing assets. Proceeds from the sale of residential mortgages were $17,948,000 and $7,048,000 for the first six months of 2009 and 2008, respectively.

Net investment securities losses were $280,000 for the six months ended June 30, 2009. This compares to $104,000 of net securities gains in the first half of 2008. The net securities losses for 2009 include a $515,000 charge related to other-than-temporary impairment (OTTI) in the carrying value of holdings in the equity investment portfolio and an $8,000 OTTI charge on one pooled trust preferred security. During the first six months of 2009 QNB recognized gains of $107,000 on the sale of marketable equity securities and gains of $136,000 on the sale of corporate bonds. The corporate bonds were sold to reduce credit risk in the portfolio. Included in net securities gains in 2008 were gains on the sale of debt and equity securities of $67,000 and $235,000, respectively and an OTTI charge of $198,000 in the equity portfolio.

Other income was $178,000 for the first six months of 2009 and $492,000 for the same period during 2008. The majority of the difference was caused by the following:

•	Visa income of $230,000 recorded in 2008

•	Valuation writedown of $66,000 on other real estate owned in 2009

•	Loss on sale of repossessed assets was $75,000 higher in 2009 than 2008.

•	Merchant income increased $38,000.

•	Letter of credit fees increased $34,000.

•	Income related to official check program decreased $27,000.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE

Non-Interest Expense Comparison

	Three Months Ended June 30,		Change from Prior Year		Six Months Ended June 30,		Change from Prior Year
	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Salaries and employee benefits	$2,078	$1,955	$123	6.3%	$4,156	$3,926	$230	5.9%
Net occumpancy	335	333	2	0.6%	688	673	15	2.2%
Furniture and equipment	309	286	23	8.0%	605	575	30	5.2%
Marketing	189	172	17	9.9%	364	325	39	12.0%
Third-party services	267	205	62	30.2%	497	393	104	26.5%
Telephone, postage and supplies	156	143	13	9.1%	305	304	1	0.3%
State taxes	133	130	3	2.3%	268	260	8	3.1%
FDIC insurance premiums	539	75	464	618.7%	732	109	623	571.6%
Other	378	284	94	33.1%	698	561	137	24.4%
Total	$4,384	$3,583	$801	22.4%	$8,313	$7,126	$1,187	16.7%

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third-party services and various other operating expenses. Total non-interest expense was $4,384,000 for the second quarter of 2009, an increase of $801,000 from the second quarter of 2008. The largest contributing factor to the increase in non-interest expense was FDIC insurance premium expense which increased $464,000 to $539,000, comparing the second quarter of 2009 to 2008. The higher expense is a result of the special assessment of $332,000 and an increased assessment rate which were both levied on all insured institutions by the FDIC in order to replenish the Deposit Insurance Fund. Strong deposit growth along with QNB’s participation in the FDIC’s Transaction Account Guarantee Program also contributed to the higher premiums.

Salaries and benefits is the largest component of non-interest expense. Salaries and benefits expense increased $123,000, or 6.3%, to $2,078,000 for the quarter ended June 30, 2009 compared to the same quarter in 2008. Salary expense increased $82,000, or 5.2%, during the period to $1,655,000. Prior year salary expense included a $51,000 accrual for incentive compensation. There was no accrual for incentive compensation during the second quarter of 2009. Excluding the incentive compensation accrual, salary expense increased 8.8% when comparing the second quarter of 2009 and 2008. Merit increases, as well as an increase in the average number of full-time equivalent employees accounts for the higher salary expense. The average number of full time-equivalent employees increased by eight when comparing the second quarter of 2009 and 2008. Additional commercial lending personnel and the staffing of the Wescosville branch, opened in November 2008, account for the majority of the increase. Comparing the two quarters, benefits expense increased $41,000, or 10.7%, to $423,000. Increases in payroll tax expense, retirement plan contribution expense and medical and life insurance premium expense all contributed to the increase in benefit expense.

Furniture and equipment expense increased $23,000 to $309,000 for the three months ended June 30, 2009. An increase in depreciation expense and equipment maintenance costs were the primary contributors to the higher expense.

Marketing expense increased $17,000, to $189,000, for the quarter ended June 30, 2009. The increase in marketing expense was a result of the timing of a customer newsletter, an increase in sponsorships and the purchase of data for the Customer Relationship Management system. These increases were partially offset by a reduction in advertising expense.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE (Continued)

Third-party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third-party services expense increased $62,000 for the three months ended June 30, 2009 when comparing the same period in 2008. Total expense was $267,000 for the second quarter of 2009 compared to $205,000 for the second quarter of 2008. The largest portion of the increase related to the following third-party services:

•	Legal expense increased by $24,000 primarily as a result of loan collection costs

•	Consultant expense increased by $11,000. A consultant was used to assist in the revision of employee performance reviews as well as for the valuation of trust preferred securities.

•	$9,000 increase relates to vendor costs in connection with the eRewards checking account that was introduced during 2008. There were no such expenses for the first quarter of 2008.

•	$8,000 related to a new system to allow customers to open accounts online through a dedicated secure website.

•
$6,000 increase relates to a new service provider for outsourced Asset Liability reporting. In 2008, there were maintenance charges related to software that was utilized internally that were recorded in equipment maintenance.

Telephone, postage and supplies expense increased $13,000 to $156,000, when comparing the three-month periods. Supplies expense increased $7,000 primarily as a result of costs related to the replacement of check card stock. Telephone expense increased $9,000 to $45,000, when comparing the three months ended June 30, 2009 to the same period in 2008. The addition of a new branch in the fourth quarter of 2008 as well as ongoing charges related to an upgraded Multiprotocol Label Switching (MPLS) network were the reasons for the increase in expense compared to the second quarter of 2008.

State tax expense represents the accrual of the Pennsylvania shares tax, which is based on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $133,000 for the second quarter of 2009, an increase of $3,000 compared to the same period in 2008. This increase was a result of a higher shares tax of $7,000 resulting from an increase in the Bank’s equity, partially offset by a reduction of $4,000 in the Company’s capital stock tax.

Other expense increased $94,000 to $378,000 for the second quarter of 2009. The main contributors to the increase in this category were a $24,000 increase in service and sales training for branch and call center personnel and $32,000 related to expenses in connection with foreclosed real estate and repossessed assets. Also contributing to the increase was a $33,000 increase in expenses related to the processing of check card transactions as well as the production of replacement cards related to a security breach at a third-party processor.

Total non-interest expense was $8,313,000 for the six-month period ended June 30, 2009 compared to $7,126,000 for the same period in 2008, an increase of $1,187,000. An increase in FDIC premiums accounts for $623,000 of this variance. The higher expense is a result of the special assessment levied on all insured institutions by the FDIC during the second quarter of 2009 as well as an increase in the assessment rate levied on all insured institutions. These actions were taken by the FDIC in order to replenish the Deposit Insurance Fund which has been reduced as a result of the recent bank failures. The special assessment contributed $332,000 of the total increase in FDIC costs. Strong deposit growth along with QNB’s participation in the FDIC’s Transaction Account Guarantee Program also contributed to the higher premiums. In addition, the amount of expense recorded in the first quarter of 2008 was reduced by $130,000 by the use of the remaining portion of a credit approved by the FDIC in 2006.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE (Continued)

Salaries and benefits expense increased $230,000, or 5.9%, to $4,156,000 for the six months ended June 30, 2009 compared to the same period in 2008. Salary expense increased $161,000, or 5.1%, during the period to $3,302,000. Prior year salary expense included a $102,000 accrual for incentive compensation. There was no accrual for incentive compensation in 2009. Excluding the incentive compensation accrual, salary expense increased 8.7% when comparing the six month periods. The average number of full time-equivalent employees increased by eight when comparing the periods. Benefits expense increased $69,000, or 8.8%, to $854,000 when comparing the six month periods. Similar to the quarter, increases in payroll tax expense, retirement plan contribution expense and medical and life insurance premium expense contributed to the increase in benefit expense

Third party service expense was $497,000 for the six month period ended June 30, 2009, an increase of $104,000 from the same period in 2008. Contributing to this increase were higher legal costs of $26,000 and higher consulting costs of $10,000. The largest portion of the increase related to the following third-party services:

•	$8,000 increase in fees for correspondent banking services, primarily caused by much lower crediting rates to help offset the fees incurred on these accounts.

•	$17,000 increase relates to vendor costs in connection with the eRewards checking account that was introduced during 2008. There were no such expenses for the first quarter of 2008.

•	$8,000 related to a new system to allow customers to open accounts online through a dedicated secure website.

•
$14,000 increase relates to a new service provider for outsourced Asset Liability reporting. In 2008, there were maintenance charges related to software that was utilized internally that were recorded in equipment maintenance.

•	$9,000 increase in statement printing and mailing expenses

Other expense increased $137,000 to $698,000 for the six months ended June 30, 2009 compared to the same period in 2008. The primary contributors to the increase in this category were similar to the explanations for the increase in the quarterly expense comparisons. These included a $43,000 increase in service and sales training and $58,000 related to expenses in connection with foreclosed real estate and repossessed assets. Also contributing to the increase was a $34,000 increase in expenses related to the processing of check card transactions as well as the production of replacement cards.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 2009, QNB’s net deferred tax asset was $1,954,000. The primary components of deferred taxes are a deferred tax asset of $1,559,000 relating to the allowance for loan losses, a deferred tax asset of $472,000 generated by OTTI charges on equity securities, and a deferred tax asset of $202,000 resulting from unrealized losses on available for sale securities. As of June 30, 2008, QNB’s net deferred tax asset was $1,872,000. The primary components of deferred taxes are a deferred tax asset of $1,181,000 related to the allowance for loan losses, a deferred tax asset of $460,000 resulting from unrealized losses on available-for-sale securities and a deferred tax asset of $152,000 related to impaired securities.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES (Continued)

Applicable income taxes and effective tax rates were $276,000, or 18.4%, for the three-month period ended June 30, 2009, and $496,000, or 23.6%, for the same period in 2008. For the six-month periods ended June 30, 2009 and 2008 applicable income taxes and the effective tax rate were $467,000, or 16.8%, and $1,016,000, or 23.5%, respectively. The lower effective tax rate for both periods in 2009 is predominantly a result of tax-exempt income from loans and securities comprising a higher proportion of pre-tax income.

FINANCIAL CONDITION ANALYSIS

The following balance sheet analysis compares average balance sheet data for the six months ended June 30, 2009 and 2008, as well as the period ended balances as of June 30, 2009 and December 31, 2008.

Average earning assets for the six-month period ended June 30, 2009 increased $69,808,000, or 11.9%, to $656,930,000 from $587,122,000 for the six months ended June 30, 2008. The mix of earning assets changed slightly when comparing the two periods. Average loans increased $36,452,000, or 9.6%, while average investment securities increased $36,381,000, or 18.5%. Average loans represented 63.5% of earning assets for the first half of 2009 while average investment securities represented 35.5% for the same period. This compares to 64.9% and 33.6% for the first half of 2008. Average Federal funds sold decreased $4,784,000 when comparing these same periods. Given the low yield on Federal funds sold QNB has attempted to keep these balances low by being fully invested in debt securities or keeping excess liquidity in AAA rated money market mutual funds which on average yielded 61 basis points more for the six months than the average yield on Federal funds.

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

Total loans increased 12.5% between June 30, 2008 and June 30, 2009 and increased 7.9% since December 31, 2008. The growth in loans despite the economic environment reflects QNB’s commitment to make credit available to its customers. The hiring of three experienced commercial loan officers in 2008 provides support to our continued goal of increasing loans outstanding and building customer relationships.

Average total commercial loans increased $33,998,000 when comparing the first six months of 2009 to the first six months of 2008. Most of the 12.4% growth in average commercial loans was in loans secured by real estate, either commercial or residential properties, which increased $29,496,000, or 16.4%, to $209,396,000. Included in this category are construction loans which increased from $21,894,000 at December 31, 2008 to $28,254,000 at June 30, 2009. This portfolio is diversified among different types of collateral and borrowers including: 1-4 family residential construction, medical facilities, factories, office buildings and land development loans. Commercial and industrial loans represent commercial purpose loans that are either secured by collateral other than real estate or unsecured. Many of these loans are for operating lines of credit. Average commercial and industrial loans increased $3,792,000, or 5.5%, when comparing the average balances for the six month periods.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS (Continued)

Indirect lease financing receivables represent loans to small businesses that are collateralized by equipment. These loans tend to have higher risk characteristics but generally provide higher rates of return. These loans are originated by third parties and purchased by QNB based on criteria specified by QNB. The criteria include minimum credit scores of the borrower, term of the lease, type and age of equipment financed and geographic area. The geographic area primarily represents Pennsylvania and states contiguous to Pennsylvania. QNB is not the lessor and does not service these loans. Average indirect lease financing loans increased $2,039,000, or 15.8%, when comparing the six-month periods. This increase is primarily related to a lease to the United States Department of Agriculture and a University.

Average residential mortgage loans increased $2,586,000, or 11.8%, when comparing the first six months of 2009 to the first six months of 2008. Included in this category are mortgages held-for-sale which increased on average $1,429,000 during this period. With the decline in mortgage rates during the fourth quarter of 2008 and the first half of 2009, mortgage activity, especially refinancing activity, has increased significantly. QNB does not originate or hold subprime 1-4 family mortgages or any other high-risk 1-4 family mortgage products. In addition, QNB sells, but continues to service, most of the fixed rate 1-4 family residential mortgages it originates, especially in the current low interest rate environment.

Average home equity loans continue to decline with average balances falling from $68,224,000 for the first half of 2008 to $66,337,000 for the first six months of 2009. With the decline in mortgage interest rates customers are paying down their home equity loans when they refinance their first mortgage. The other impact of the low interest rate environment is movement from fixed rate home equity loans to floating rate lines tied to prime. Fixed rate home equity term loans declined by $9,442,000 to $45,784,000 when comparing the six-month periods. In contrast average floating rate home equity lines have increased by $7,555,000 comparing the same periods. The introduction of the Equity Choice product contributed to this migration.

Total investment securities were $241,277,000 at June 30, 2009 and $223,195,000 at December 31, 2008. The growth in the investment portfolio was primarily in high quality U.S. Government agency and agency mortgage-backed and CMO securities and tax-exempt State and municipal bonds which increased by $4,751,000, $16,463,000 and $3,959,000, respectively, when comparing December 31, 2008 and June 30, 2009. During the first quarter of 2009 QNB sold $6,000,000 in corporate bonds issued by financial institutions at a gain of $136,000. These bonds were sold to reduce credit risk in the portfolio.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS (Continued)

QNB does own CDOs in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by financial institutions, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. The senior tranches have the greatest level of protection, then the mezzanine tranches, and finally the income note holders who have the least protection. QNB holds eight of these securities with a book value of $5,145,000 and a fair value of $829,000. The market for these securities at June 30, 2009 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new pooled trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels. Thus in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. All of the trust preferred securities are rated lower than AA and are subject to the guidance of EITF 99-20-1. Cash flow analyses for these trust preferred securities were prepared by a third party using various default and deferral scenarios of the issuers to determine if there was possible impairment. When evaluating these investments we determine a credit related portion and a non-credit related portion of OTTI. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. During the second quarter of 2009 an $8,000 other-than-temporary impairment charge was taken on one issue. It is possible that future calculations could require recording additional other-than-temporary impairment charges through earnings.

For the most part, earning assets are funded by deposits. Total average deposits increased $69,290,000, or 13.8%, to $572,587,000 for the first half of 2009 compared to the first half of 2008. It appears that customers are looking for the safety of FDIC insured deposits and the stability of a strong local community bank as opposed to the volatility of the equity markets and the uncertainty of the larger regional and national banks.

Most of the increase in average deposits was time deposits which increased $58,188,000, or 21.7%, to $325,784,000 for the first half of 2009. Included in this total was $107,176,000 of time deposits of $100,000 or more, an increase of $36,582,000 from the $70,594,000 reported for the first half of 2008. Higher yields relative to alternative investments, including other bank deposits, the opening of the Wescosville branch in November 2008, and the increase in FDIC coverage from $100,000 to $250,000 appear to be the impetus behind this growth.

Average non-interest bearing and interest-bearing demand accounts increased $2,993,000, or 6.0%, and $11,389,000, or 20.4%, respectively, when comparing the first half of 2009 and 2008. The high yielding eRewards checking product is the primary factor behind the growth. Average money market and savings account balances increased $3,342,000, or 6.8%, and $3,337,000, or 7.6%, when comparing the same periods while the average balance of municipal interest-bearing demand accounts decreased $9,959,000, or 26.8%. Municipalities and school districts have moved funds to other higher yielding QNB products or to alternative investments outside of QNB.

Total assets at June 30, 2009 were $717,735,000 compared with $664,394,000 at December 31, 2008, an increase of 8.0%. Most of the growth in total assets since December 31, 2008 was in loans receivable and investment securities, which increased $31,942,000 and $18,082,000, respectively. In addition, interest-bearing deposits in banks increased by $6,951,000 as excess funds were kept in QNB’s Federal Reserve account as a higher yielding alternative to Federal funds sold.

On the liability side, total deposits increased by $51,164,000, or 9.3%, since year-end. In comparison to prior periods where the growth was centered in time deposits, the current growth reflects increases in both lower-cost core deposits, including checking, savings and money market accounts, as well as higher-cost time deposits. Non-interest bearing demand accounts increased $3,860,000, or 7.2%, to $57,140,000 and interest-bearing demand accounts increased $3,752,000, or 3.9%, to $99,382,000. These deposits can be volatile depending on the timing of deposits and withdrawals. The increase in interest-bearing demand accounts was primarily in the eRewards checking account product whose balances increased from $6,897,000 at December 31, 2008 to $14,020,000 at June 30, 2009. Personal interest-bearing demand accounts declined by $3,156,000 during this same time period.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS (Continued)

Money market accounts increased $17,941,000, or 39.4%, from December 31, 2008 to $63,513,000 at June 30, 2009. Personal money market accounts increased by $7,097,000 while business accounts increased by $10,844,000. Savings account balances increased from $44,006,000 at December 31, 2008 to $49,998,000 at June 30, 2009, an increase of 13.6%. During the second quarter of 2009 QNB introduced an online eSavings account to compete with other online savings accounts. This account currently yields 1.85% and had balances of $802,000 as of June 30, 2009.

Time deposits continued to grow, increasing $19,619,000 since December 31, 2008. The addition of the Wescosville branch during the fourth quarter of 2008 contributed to the growth in both total deposits and time deposits. Total deposits at this branch were $40,706,000 at June 30, 2009 compared with $22,479,000 at December 31, 2008. Included in these amounts were time deposits of $36,392,000 and $22,377,000, respectively at June 30, 2009 and December 31, 2008.

LIQUIDITY

Liquidity represents an institution’s ability to generate cash or otherwise obtain funds at reasonable rates to satisfy demand for loans and deposit withdrawals. QNB attempts to manage its mix of cash, Federal funds sold and investment securities in order to match the volatility, seasonality, interest sensitivity and growth trends of its loans and deposits. The Company manages its liquidity risk by measuring and monitoring its liquidity sources and estimated funding needs. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities. The portfolio of investment securities classified as available-for-sale and QNB's policy of selling certain residential mortgage originations in the secondary market also provide sources of liquidity. Core deposits and cash management repurchase agreements have historically been the most significant funding source for QNB. These deposits and repurchase agreements are generated from a base of consumers, businesses and public funds primarily located in the Company’s market area. QNB faces increased competition for these funds from various financial institutions.

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At June 30, 2009, the Bank had a maximum borrowing capacity with the FHLB of approximately $119,506,000. At June 30, 2009, QNB had $10,000,000 in outstanding borrowings from the FHLB at a rate of 2.97%. These borrowings mature in January 2010. The maximum borrowing capacity changes as a function of qualifying collateral assets. In addition, the Bank maintains Federal funds lines with two correspondent banks totaling $18,000,000. At June 30, 2009, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Cash and due from banks, interest-bearing deposits in banks, Federal funds sold, investment securities available-for-sale and loans held-for-sale totaled $258,640,000 and $236,168,000 at June 30, 2009 and December 31, 2008, respectively. The increase in liquidity sources is primarily the result of an increase of the available-for-sale securities portfolio and interest-bearing deposits held at the Federal Reserve Bank. These sources should be adequate to meet normal fluctuations in loan demand and deposit withdrawals. With the current low interest rate environment, it is anticipated that the investment portfolio will continue to provide significant liquidity as agency and municipal bonds are called and as cash flow on mortgage-backed and CMO securities continues to be steady.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY (Continued)

Approximately $101,849,000 and $101,302,000 of available-for-sale securities at June 30, 2009 and December 31, 2008, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at June 30, 2009 was $53,808,000, or 7.50% of total assets, compared to shareholders' equity of $53,909,000, or 8.11% of total assets, at December 31, 2008. Shareholders’ equity at June 30, 2009 included a negative adjustment of $392,000 related to unrealized holding losses, net of taxes, on investment securities available-for-sale while shareholders’ equity at December 31, 2008 included a negative adjustment of $233,000 related to unrealized holding losses, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 7.55% and 8.15% at June 30, 2009 and December 31, 2008, respectively.

Average shareholders' equity and average total assets were $54,422,000 and $684,454,000 for the first six months of 2009, an increase of 1.7% and 8.4%, respectively, from the averages for the year ended December 31, 2008. The ratio of average total equity to average total assets was 7.95% for the first six months of 2009 compared to 8.47% for all of 2008.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL ADEQUACY (Continued)

The following table sets forth consolidated information for QNB Corp.:

Capital Analysis

	June 30, 2009	December 31, 2008
Tier I
Shareholder's Equity	$53,808	$53,909
Net unrealized securities losses	392	233
Net unrealized losses on available-for-sale equity securities	-	(246)
Total Tier I risk-based capital	$54,200	$53,896

Tier II
Allowable portion: Allowance for loan losses	4,584	3,836
Unrealized gains on equity securities	35	-
Total risk-based capital	$58,819	$57,732

Risk-weighted assets	$521,147	$466,721

Average assets	$702,665	$648,110

Capital Ratios

	June 30, 2009	December 31, 2008
Tier I capital/risk-weighted assets	10.40%	11.55%
Total risk-based capital/risk-weighted assets	11.29%	12.37%
Tier I capital/average assets (leverage ratio)	7.71%	8.32%

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for the total risk-based capital and 4.00% for leverage. QNB had a Tier I capital ratio of 10.40% and 11.55%, a total risk-based ratio of 11.29% and 12.37% and a leverage ratio of 7.71% and 8.32% at June 30, 2009 and December 31, 2008, respectively.

The decline in capital ratios from December 31, 2008 was a result of asset growth exceeding the growth rate of capital. Capital levels were impacted by the decision to repurchase common stock as well as the decision to increase the cash dividend during the first quarter of 2009. On January 24, 2008, QNB announced that the Board of Directors authorized the repurchase of up to 50,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. On February 9, 2009, the Board of Directors approved increasing the authorization to 100,000 shares. As of June 30, 2009, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. As of June 30, 2008, QNB had not repurchased any shares.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL ADEQUACY (Continued)

Also impacting the regulatory capital ratios was an increase in risk-weighted assets during the first half of 2009. Loan growth, primarily centered in commercial loans, accounted for approximately $33.3 million of the growth in risk-weighted assets while $29.4 million of the increase in risk-weighted assets was due to mezzanine tranches of pooled trust preferred securities that were downgraded below investment grade during the first quarter of 2009. Although the amortized cost of these securities was only $5,145,000 at June 30, 2009, regulatory guidance required an additional $29,370,000 to be included in risk-weighted assets. The Bank utilized the method as outlined in the Call Report Instructions for an available-for-sale bond that has not triggered the Low Level Exposure (LLE) rule. The mezzanine tranches of CDOs that utilized this method of risk-weighting are 5 out of 8 pooled trust preferred securities (PreTSLs) held by the Bank as of June 30, 2009. The other 3 pooled trust preferred securities have only one tranche remaining so the treatment noted above does not apply. Partially offsetting these increases in risk-weighted assets was a decline of approximately $6.3 million of off-balance sheet items including letters of credit and unused commitments.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At June 30, 2009 and December 31, 2008, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTEREST RATE SENSITIVITY (Continued)

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on the interest rate environment at period end. Management also evaluates the impact of higher and lower interest rates by simulating the impact on net interest income of changing rates. While management performs rate shocks of 100, 200 and 300 basis points, it believes that, given the level of interest rates at June 30, 2009, it is unlikely that interest rates would decline by 200 or 300 basis points. The simulation results can be found in the chart below.

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

The nature of QNB’s current operation is such that it is not subject to foreign currency exchange or commodity price risk. At June 30, 2009, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

Change in Interest Rates	Net Interest Income	Dollar Change	% Change
+300 Basis Points	$25,286	$1,379	5.77%
+200 Basis Points	24,888	981	4.10
+100 Basis Points	24,421	514	2.15
Flat Rate	23,907	-	-
-100 Basis Points	23,370	(537)	(2.25)

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

QNB CORP. AND SUBSIDIARY

PART II.  OTHER INFORMATION

JUNE 30, 2009

Item 1.       Legal Proceedings

None.

Item 1A.    Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2008.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan
April 1, 2009 through April 30, 2009	-	-	-	42,117
May 1, 2009 through May 31, 2009	-	-	-	42,117
June 1, 2009 through June 30, 2009	-	-	-	42,117
Total	-	-	-	42,117

(1)	Transactions are reported as of settlement dates.

(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.

(3)	The number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000 as of the filing of this Form 10-Q.

(4)	QNB’s current stock repurchase plan has no expiration date.

(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Item 3.       Default Upon Senior Securities

None.

Item 4.       Submission of Matters to Vote of Security Holders

The 2009 Annual Meeting (the Meeting) of the shareholders of QNB Corp. (the Registrant) was held on May 19, 2009. A Notice of the Meeting was mailed to shareholders of record as of April 6, 2009 on or about April 20, 2009, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

The Meeting was held for the following purposes:

(1) To elect three (3) Directors

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld for each of the nominees for election to the Board of Directors was as follows:

Nominee	For	Withhold
Thomas J. Bisko	2,437,275	23,567
Dennis Helf	2,437,235	23,607
G. Arden Link	2,435,491	25,351

The continuing directors of the Registrant are:

Kenneth F. Brown, Jr., Charles M. Meredith, III, Anna Mae Papso, Gary S. Parzych, Bonnie L. Rankin, Henry L. Rosenberger, and Edgar L. Stauffer

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

QNB Corp.

Date: August 14, 2009	By:	/s/ Thomas J. Bisko
Thomas J. Bisko
President/CEO

Date: August 14, 2009	By:	/s/ Bret H. Krevolin
Bret H. Krevolin
Chief Financial Officer