Form 10-Q
period 2009-09-30
QNB CORP
filed 2009-11-13
CIK 750558

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2009
Common Stock, par value $0.625	3,089,382

QNB CORP. AND SUBSIDIARY
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2009

INDEX

PART I - FINANCIAL INFORMATION

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data) (unaudited)
	September 30, 2009	December 31, 2008
Assets
Cash and due from banks	$7,902	$10,634
Interest-bearing deposits in banks	10,417	1,276
Federal funds sold	–	4,541

Total cash and cash equivalents	18,319	16,451

Investment securities
Available-for-sale (amortized cost $245,443 and $219,950)	250,432	219,597
Held-to-maturity (fair value $3,493 and $3,683)	3,347	3,598
Restricted investment in bank stocks	2,291	2,291
Loans held-for-sale	608	120
Loans receivable	437,460	403,579
Allowance for loan losses	(5,573)	(3,836)
Net loans	431,887	399,743
Bank-owned life insurance	9,003	8,785
Premises and equipment, net	6,288	6,661
Accrued interest receivable	2,934	2,819
Other assets	3,116	4,329
Total assets	$728,225	$664,394

Liabilities
Deposits
Demand, non-interest bearing	$50,113	$53,280
Interest-bearing demand	106,396	95,630
Money market	68,418	45,572
Savings	52,983	44,006
Time	216,865	206,336
Time of $100,000 or more	109,384	104,966
Total deposits	604,159	549,790
Short-term borrowings	26,819	21,663
Long-term debt	35,000	35,000
Accrued interest payable	3,003	2,277
Other liabilities	1,810	1,755
Total liabilities	670,791	610,485

Shareholders' Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,253,951 shares and 3,245,159 shares issued; 3,089,382 and 3,131,815 shares outstanding	2,034	2,028
Surplus	10,154	10,057
Retained earnings	44,430	43,667
Accumulated other comprehensive income (loss), net	3,292	(233)
Treasury stock, at cost; 164,569 and 113,344 shares	(2,476)	(1,610)
Total shareholders' equity	57,434	53,909
Total liabilities and shareholders' equity	$728,225	$664,394

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except share data) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest Income
Interest and fees on loans	$6,389	$6,005	$18,451	$18,399
Interest and dividends on investment securities:
Taxable	1,981	2,291	6,361	6,491
Tax-exempt	571	466	1,609	1,385
Interest on Federal funds sold	–	56	2	138
Interest on interest-bearing balances and other interest income	5	14	8	47
Total interest income	8,946	8,832	26,431	26,460

Interest Expense
Interest on deposits
Interest-bearing demand	210	276	537	784
Money market	184	198	525	693
Savings	44	44	103	129
Time	1,684	2,007	5,352	6,298
Time of $100,000 or more	851	768	2,681	2,340
Interest on short-term borrowings	64	113	173	379
Interest on long-term debt	382	381	1,132	1,122
Total interest expense	3,419	3,787	10,503	11,745
Net interest income	5,527	5,045	15,928	14,715
Provision for loan losses	1,500	150	2,600	575
Net interest income after provision for loan losses	4,027	4,895	13,328	14,140
Non-Interest Income
Total other-than-temporary impairment losses on investment securities	(2,279)	(103)	(2,850)	(302)
Less: Portion of loss recognized in other comprehensive income (before taxes)	1,526	–	1,574	–
Net other-than-temporary impairment losses on investment securities	(753)	(103)	(1,276)	(302)
Net gain on sale of investment securities	103	–	346	303
Net (loss) gain on investment securities	(650)	(103)	(930)	1
Fees for services to customers	470	474	1,288	1,347
ATM and debit card	263	237	747	698
Bank-owned life insurance	66	63	203	233
Mortgage servicing fees	28	31	89	72
Net gain on sale of loans	132	13	534	85
Other	205	100	383	592
Total non-interest income	514	815	2,314	3,028
Non-Interest Expense
Salaries and employee benefits	2,115	1,999	6,271	5,925
Net occupancy	324	324	1,012	997
Furniture and equipment	290	295	895	870
Marketing	125	171	489	496
Third party services	218	196	715	589
Telephone, postage and supplies	147	158	452	462
State taxes	131	121	399	381
FDIC insurance premiums	235	81	967	190
Other	341	323	1,039	884
Total non-interest expense	3,926	3,668	12,239	10,794
Income before income taxes	615	2,042	3,403	6,374
(Benefit) provision for income taxes	(56)	476	411	1,492
Net Income	$671	$1,566	$2,992	$4,882
Earnings Per Share - Basic	$0.22	$0.50	$0.97	$1.56
Earnings Per Share - Diluted	$0.22	$0.50	$0.96	$1.54
Cash Dividends Per Share	$0.24	$0.23	$0.72	$0.69

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(in thousands, except share data) (unaudited)	Number of Shares Outstanding	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehesive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2008	3,131,815	$2,028	$10,057	$43,667	$(233)	$(1,610)	$53,909

Comprehensive income:
Net Income	–	–	–	2,992	–	–	2,992
Other comprehensive income	–	–	–	–	3,525	–	3,525
Total comprehensive income							$6,517
Cash dividends paid
($0.72 per share)	–	–	–	(2,229)	–	–	(2,229)
Purchase of treasury stock	(51,225)	–	–	–	–	(866)	(866)
Stock issued - Employee stock purchase plan	2,630	2	35	–	–	–	37
Stock issued for options exercised	6,162	4	15	–	–	–	19
Tax benefit from exercise of stock options	–	–	6	–	–	–	6
Stock-based compensation expense	–	–	41	–	–	–	41
Balance, September 30, 2009	3,089,382	$2,034	$10,154	$44,430	$3,292	$(2,476)	$57,434

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands) (unaudited)
Nine Months Ended September 30,	2009	2008
Operating Activities
Net income	$2,992	$4,882
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	655	625
Provision for loan losses	2,600	575
Net securities losses (gains)	930	(1)
Gain on sale of equity investment	–	(175)
Net gain on sale of loans	(534)	(85)
Net loss on disposal of premises and equipment	–	3
Net loss (gain) on sale of repossessed assets and other real estate owned	117	(19)
Proceeds from sales of residential mortgages	22,954	7,661
Originations of residential mortgages held-for-sale	(22,908)	(6,946)
Income on bank-owned life insurance	(203)	(233)
Life insurance premiums	(15)	(16)
Stock-based compensation expense	41	44
Deferred income tax benefit	(841)	(57)
Net increase in income taxes payable	321	153
Net increase in accrued interest receivable	(115)	(238)
Amortization of mortgage servicing rights and identifiable intangible assets	52	60
Net amortization (accretion) of premiums and discounts on investment securities	111	(157)
Net increase in accrued interest payable	726	367
Increase in other assets	(7)	(274)
(Decrease) increase in other liabilities	(266)	190
Net cash provided by operating activities	6,610	6,359
Investing Activities
Proceeds from maturities and calls of investment securities
available-for-sale	68,084	30,113
held-to-maturity	250	380
Proceeds from sales of investment securities
available-for-sale	7,161	3,964
Purchase of investment securities available-for-sale	(101,777)	(67,008)
Proceeds from sale of equity investment	–	175
Proceeds from sales of non-marketable equity securities	–	332
Purchase of non-marketable equity securities	–	(720)
Net (increase) decrease in loans	(35,359)	59
Net purchases of premises and equipment	(282)	(535)
Redemption of bank owned life insurance investment	–	224
Proceeds from sale of repossessed assets and other real estate owned	689	373
Net cash used by investing activities	(61,234)	(32,623)
Financing Activities
Net decrease in non-interest bearing deposits	(3,167)	(918)
Net increase in interest-bearing non-maturity deposits	42,589	1,190
Net increase in time deposits	14,947	32,523
Net increase (decrease) in short-term borrowings	5,156	(14,433)
Proceeds from issuance of long-term debt	–	10,000
Tax benefit from employee stock transactions	6	–
Cash dividends paid	(2,229)	(2,165)
Purchase of treasury stock	(866)	–
Proceeds from issuance of common stock	56	32
Net cash provided by financing activities	56,492	26,229
Increase (decrease) in cash and cash equivalents	1,868	(35)
Cash and cash equivalents at beginning of year	16,451	14,322
Cash and cash equivalents at end of period	$18,319	$14,287
Supplemental Cash Flow Disclosures
Interest paid	$9,777	$11,378
Income taxes paid	909	1,380
Non-Cash Transactions
Transfer of loans to repossessed assets and other real estate owned	615	490

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of QNB Corp. and its wholly-owned subsidiary, QNB Bank (the Bank). The consolidated entity is referred to herein as “QNB” or the “Company”. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2008 Annual Report incorporated in the Form 10-K. Operating results for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2009, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through November 13, 2009, the date these financial statements were issued.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards CodificationTM (ASC) will be the single source of authoritative nongovernmental generally accepted accounting principles (GAAP) in the United States of America, excluding SEC guidance. This guidance is codified in ASC 105 and is effective for financial statements that cover interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current GAAP, the ASC is not intended to change GAAP, but rather to make it easier to review and research GAAP applicable to a particular transaction or specific accounting issue. Applying the guidance in ASC 105 did not impact the Company’s financial condition and results of operations. The Company has revised its references to pre-Codification GAAP in its financial statements for the three- and nine-month periods ended September 30, 2009.

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
SEPTEMBER 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This statement is not yet included in the codification, but will impact ASC 860, Transfers and Servicing. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140) by removing the concept of a qualifying special-purpose entity from SFAS 140, removing the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities, and modifying the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. QNB is continuing to evaluate the impact that the adoption of SFAS 166 will have on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement is not yet included in the codification, but will impact ASC 810, Consolidation. This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51 (FIN 46(R)), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

In April 2009, FASB issued new guidance in FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, now codified in ASC 820, Fair Value Measurements and Disclosures. The new guidance provides additional guidance for determining fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability have decreased significantly and also provides guidance for determining whether a transaction is an orderly one. The new guidance is effective prospectively for interim periods and annual years ending after June 15, 2009. The Company has adopted this pronouncement and has included the necessary disclosures.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments now codified in ASC 320, Investment – Debt and Equity Securities. The new guidance clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the new guidance changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

The new guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this pronouncement and has included the necessary disclosures. For the nine months ended September 30, 2009, the adoption resulted in the reclassification of other-than-temporary impairment charges of $1,574,000 from earnings to other comprehensive income.

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

In April 2009, the FASB issued new disclosure requirements in FSP FAS No. 107-1 and Accounting Principles Board Opinion (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments now codified in ASC 825, Financial Instruments. The new guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The new guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this pronouncement and has included the necessary disclosures.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, to amend ASC 820, Fair Value Measurements and Disclosures, to clarify how entities should estimate the fair value of liabilities. ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. The amended guidance in ASC 820 on measuring liabilities at fair value is effective for the first interim or annual reporting period beginning after August 28, 2009, with earlier application permitted. The Company is in the process of evaluating the impact the amended guidance in ASC 820 will have on its consolidated financial statements.

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
SEPTEMBER 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

3. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY (Continued)

Stock-based compensation expense was approximately $12,000 and $14,000 for the three months ended September 30, 2009 and 2008, respectively, and $41,000 and $44,000 for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, there was approximately $57,000 of unrecognized compensation cost related to unvested share-based compensation awards granted that is expected to be recognized over the next 27 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorizes the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest ratably over a three-year period. As of September 30, 2009, there were 225,058 options granted, 12,198 options forfeited, 70,189 options exercised and 142,671 options outstanding under this Plan. The 1998 Plan expired on March 10, 2008, therefore no further options can be granted under this Plan

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of September 30, 2009, there were 63,700 options granted and outstanding under this Plan. The 2005 Plan expires March 15, 2015.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

3. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY (Continued)

Stock option activity during the nine months ended September 30, 2009 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs.)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	221,323	$20.60
Exercised	(32,748)	15.08
Expired	(2,204)	16.70
Granted	20,000	17.15
Outstanding at September 30, 2009	206,371	$21.18	2.9	$140

Exercisable at September 30, 2009	151,571	$21.28	2.7	$140

4. SHARE REPURCHASE PLAN

On January 24, 2008, QNB announced that the Board of Directors authorized the repurchase of up to 50,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. On February 9, 2009, the Board of Directors approved increasing the authorization to 100,000 shares. There were no shares repurchased during the third quarter of 2009. As of September 30, 2009, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. As of September 30, 2008, QNB had not repurchased any shares.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

5. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share - net income	$671	$1,566	$2,992	$4,882

Denominator for basic earnings per share - weighted average shares outstanding	3,089,382	3,136,423	3,095,889	3,135,451
Effect of dilutive securities - employee stock options	8,040	25,417	9,636	28,702
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,097,422	3,161,840	3,105,525	3,164,153

Earnings per share-basic	$0.22	$0.50	$0.97	$1.56
Earnings per share-diluted	$0.22	$0.50	$0.96	$1.54

There were 138,800 stock options that were anti-dilutive for the three- and nine-month periods ended September 30, 2009, respectively. There were 121,600 and 87,100 stock options that were anti-dilutive for the three- and nine-month periods ended September 30, 2008, respectively. These stock options were not included in the above calculation.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

6. COMPREHENSIVE INCOME

For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the periods ended September 30, 2009 and 2008:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Unrealized holding gains (losses) arising during the period on securities available-for-sale [net of (tax expense) taxbenefit of $(1,677), $483, $(1,501) and $1,682, respectively]	$3,255	$(938)	$2,911	$(3,265)
Reclassification adjustment for losses (gains) included in net income [net of tax benefit of $(221), $(35), $(316) and $0, respectively]	429	68	614	(1)
Net change in unrealized gains (losses) during the period	3,684	(870)	3,525	(3,266)
Accumulated other comprehensive (loss) income, beginning of period	(392)	(892)	(233)	1,504
Accumulated other comprehensive income (loss), end of period	$3,292	$(1,762)	$3,292	$(1,762)

Net income	$671	$1,566	$2,992	$4,882
Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during the period [net of (tax expense) tax benefit of $(1,898), $448, $(1,817) and $1,682, respectively]	3,684	(870)	3,525	(3,266)
Comprehensive income	$4,355	$696	$6,517	$1,616

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

7. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities available-for-sale at September 30, 2009 and December 31, 2008 were as follows:

Available-for-Sale
	September 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Aggregate	unrealized	unrealized		Aggregate	unrealized	unrealized
	fair	holding	holding	Amortized	fair	holding	holding	Amortized
	value	gains	losses	cost	value	gains	losses	cost
U.S. Treasury	$5,024	$11	$1	$5,014	$5,124	$49	-	$5,075
U.S. Government agencies	56,170	434	46	55,782	44,194	634	$5	43,565
State and municipal securities	50,957	1,754	4	49,207	42,300	448	512	42,364
Mortgage-backed securities	75,019	3,385	-	71,634	67,347	2,126	-	65,221
Collateralized mortgage obligations (CMOs)	57,835	1,958	71	55,948	49,067	963	591	48,695
Other debt securities	1,813	83	3,030	4,760	8,476	79	3,171	11,568
Equity securities	3,614	549	33	3,098	3,089	9	382	3,462
Total investment securities available-for-sale	$250,432	$8,174	$3,185	$245,443	$219,597	$4,308	$4,661	$219,950

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at September 30, 2009 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities.

	Aggregate	Amortized
	fair value	cost
Due in one year or less	$8,097	$7,960
Due after one year through five years	173,330	170,646
Due after five years through ten years	33,877	33,187
Due after ten years	31,514	30,552
Equity securities	3,614	3,098
Total investment securities available-for-sale	$250,432	$245,443

Proceeds from sales of investment securities available-for-sale were $7,161,000 and $3,964,000 for the nine months ended September 30, 2009 and 2008, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

7. INVESTMENT SECURITIES (Continued)

The following table presents information related to the Company’s gains and losses on the sales of equity and debt securities, and losses recognized for the other-than-temporary impairment of these investments. Gains and losses on available-for-sale securities are computed on the specific identification method and included in non-interest income. Gross realized losses on equity and debt securities are net of other-than-temporary impairment charges:

			Other-than-
	Gross	Gross	temporary
	Realized	Realized	impairment	Net gains
Nine months ended September 30, 2009:	Gains	Losses	losses	(losses)
Equity securities	$211	$(1)	$(515)	$(305)
Debt securities	136	-	(761)	(625)
Total	$347	$(1)	$(1,276)	$(930)

			Other-than-
	Gross	Gross	temporary
	Realized	Realized	impairment	Net gains
Nine months ended September 30, 2008:	Gains	Losses	losses	(losses)
Equity securities	$247	$(11)	$(302)	$(66)
Debt securities	71	(4)	-	67
Total	$318	$(15)	$(302)	$1

The following table presents a summary of the cumulative credit related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by the Company:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Balance of cumulative credit losses on investment securities, beginning of period	$(8)	$-
Additions of credit losses recorded which were not previously recognized as components of earnings	(753)	(761)
Ending balance of cumulative credit losses on investment securities, end of period	$(761)	$(761)

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

7. INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair values of investment securities held-to-maturity at September 30, 2009 and December 31, 2008 were as follows:

Held-To-Maturity
	September 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
		unrealized	unrealized	Aggregate		unrealized	unrealized	Aggregate
	Amortized	holding	holding	fair	Amortized	holding	holding	fair
	cost	gains	losses	value	cost	gains	losses	value
State and municipal securities	$3,347	$146	-	$3,493	$3,598	$90	$5	$3,683

The amortized cost and estimated fair value of securities held-to-maturity by contractual maturity at September 30, 2009 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Aggregate	Amortized
	fair value	cost
Due in one year or less	-	-
Due after one year through five years	-	-
Due after five years through ten years	$3,493	$3,347
Due after ten years	-	-
Total investment securities held-to-maturity	$3,493	$3,347

There were no sales of investment securities classified as held-to-maturity during the nine months ended September 30, 2009 or 2008.

At September 30, 2009 and December 31, 2008, investment securities available-for-sale totaling $128,798,000 and $101,302,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

7. INVESTMENT SECURITIES (Continued)

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008:

	At September 30, 2009
		Less than 12 months		12 months or longer		Total	Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Treasury notes	1	$1,004	$1			$1,004	$1
U.S. Government agencies	9	9,952	46	-	-	9,952	46
State and municipal securities	2	-	-	$668	$4	668	4
Collateralized mortgage obligations (CMOs)	2	-	-	2,607	71	2,607	71
Other debt securities	8	-	-	1,284	3,030	1,284	3,030
Equity securities	3	290	18	132	15	422	33
Total	25	$11,246	$65	$4,691	$3,120	$15,937	$3,185

	At December 31, 2008
		Less than 12 months		12 months or longer		Total	Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agencies	1	$2,995	$5	-	-	$2,995	$5
State and municipal securities	40	15,975	517	-	-	15,975	517
Collateralized mortgage obligations (CMOs)	5	5,204	591	-	-	5,204	591
Other debt securities	11	2,978	40	$1,963	$3,131	4,941	3,171
Equity securities	15	1,715	382	-	-	1,715	382
Total	72	$28,867	$1,535	$1,963	$3,131	$30,830	$4,666

Management evaluates debt securities, which are comprised of U.S. Government Agencies, state and municipalities, mortgage-backed securities, CMOs and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses in the CMO category relates to non-agency issued securities whose market price has been adversely impacted by current residential mortgage market conditions. These securities are not Fannie Mae, Freddie Mac or Ginnie Mae securities and do not have a government guarantee, either explicit or implied. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

The Company’s investment in marketable equity securities primarily consists of investments in large cap stock companies. These equity securities are analyzed for impairment on an ongoing basis. As a result of declines in equity values during 2009, $515,000 of other-than-temporary impairment charges were taken during the first nine months of 2009. The severity and duration of the impairment in the equity portfolio is consistent with current stock market developments. Management believes these equity securities in an unrealized loss position will recover in the foreseeable future. QNB evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these securities and its belief that it will not be required to sell the securities before recovery occurs, the Company does not consider these equity securities to be other-than-temporarily impaired.

All of the securities in the other debt securities category with unrealized losses greater than twelve months as of September 30, 2009 are pooled trust preferred security issues. QNB holds eight of these securities with an amortized cost of $4,314,000 and a fair value of $1,284,000. All of the trust preferred securities are available-for-sale securities and are carried at fair value.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

7. INVESTMENT SECURITIES (Continued)

The following table provides additional information related to pooled trust preferred securities as of September 30, 2009:

Deal	Class	Book value	Fair value	Unrealized loss	Realized OTTI Credit Loss (YTD 2009)	Moody's/ Fitch ratings	Current number of banks	Current number of insurance companies	Actual deferrals and defaults as a % of current collateral	Excess subordin-ation as a % of current performing collateral
PreTSL IV	Mezzanine*	$244	$151	$(93)	$-	Ca/B	6	-	27.1%	18.9%
PreTSL V	Mezzanine*	275	174	(101)	-	Ba3/A	4	-	43.1%	No excess
PreTSL VI	Mezzanine*	121	100	(21)	(8)	Caa1/CCC	5	-	61.4%	No excess
PreTSL XVII	Mezzanine	974	335	(639)	-	Ca/CC	51	8	20.1%	No excess
PreTSL XIX	Mezzanine	987	337	(650)	-	Ca/CC	60	14	14.7%	No excess
PreTSL XXV	Mezzanine	941	114	(827)	(47)	Ca/C	64	9	30.1%	No excess
PreTSL XXVI	Mezzanine	772	73	(699)	(706)	Ca/C	64	10	20.0%	No excess
		$4,314	$1,284	$(3,030)	$(761)

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

The market for these securities at September 30, 2009 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new pooled trust preferred notes have been issued since 2007. The market values for these securities (and any securities other than those issued or guaranteed by U.S. Government agencies) are depressed relative to historical levels. In today’s market, a low market price for a particular bond may only provide evidence of a recent widening of corporate spreads in general versus being an indicator of credit problems with a particular issuer. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. These securities are comprised mainly of securities issued by financial institutions, and to a lesser degree, insurance companies. QNB owns either the senior or mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by both over-collateralization and cash flow default protection provided by subordinated tranches.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment (OTTI). When evaluating these investments we determine a credit related portion and a non-credit related portion of OTTI. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the fair value of the security and the amount of credit related impairment. In the third quarter of 2009, $753,000 in other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows:

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

7. INVESTMENT SECURITIES (Continued)

All of the pooled trust preferred collateralized debt obligations held by QNB are rated lower than AA and are measured for OTTI within the scope of ASC 325 (formerly known as EITF 99-20), Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets, and Amendments to the Impairment Guidance of EITF Issue No. 99-20 (formerly known as EITF 99-20-1). QNB performs a discounted cash flow analysis on all of its impaired debt securities to determine if the amortized cost basis of an impaired security will be recovered. In determining whether a credit loss exists, QNB uses its best estimate of the present value of cash flows expected to be collected from the debt security and discounts them at the effective yield implicit in the security at the date of acquisition. The discounted cash flow analysis is considered to be the primary evidence when determining whether credit related other-than-temporary impairment exists.

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows (including prepayments), credit worthiness of the underlying banks and insurance companies and determination of probability and severity of default of the underlying collateral. The following provides additional information for each of these variables:

•
Estimate of Future Cash Flows – Cash flows are constructed in an INTEX desktop valuation model. INTEX is a proprietary cash flow model recognized as the industry standard for analyzing all types of structured debt products. It includes each deal’s structural features updated with trustee information, including asset-by-asset detail, as it becomes available. The modeled cash flows are then used to determine if all the scheduled principal and interest payments of the investments will be returned.

•
Credit Analysis – A quarterly credit evaluation is performed for the companies comprising the collateral across the various pooled trust preferred securities. This credit evaluation considers all available evidence and focuses on capitalization, asset quality, profitability, liquidity, stock price performance and whether the institution has received TARP funding.

•
Probability of Default and Severity of Loss – A near-term probability of default is determined for each issuer based on its financial condition and is used to calculate the expected impact of future deferrals and defaults on the expected cash flows. Each issuer in the collateral pool is assigned a near-term probability of default and then deferrals are assumed to return to two times historical levels for future years (0.75%). Banks currently in default or deferring interest payments are assigned a 100% probability of default. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators. In addition a severity of loss (projected recovery) is determined in all cases. In the current analysis, the severity of loss ranges from 25% to 100% depending on the estimated credit worthiness of the issuer.

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

Based upon the analysis performed by management as of September 30, 2009, it is probable that we will collect all contractual principal and interest payments on four of our eight pooled trust preferred securities. The expected principal shortfall on PreTSL VI, PreTSL XXV and PreTSL XXVI (2 bonds) resulted in an $8,000 credit related other-than-temporary impairment charge in the second quarter of 2009 and a $753,000 credit related other-than-temporary impairment charge in the third quarter of 2009.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES

The following table presents loans by category as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Commercial and industrial	$97,380	$97,238
Construction	31,427	21,894
Real estate-commercial	163,021	142,499
Real estate-residential	129,622	124,538
Consumer	3,865	4,483
Indirect lease financing	12,169	12,762
Total loans	437,484	403,414
Net unearned (fees) costs	(24)	165
Loans receivable	$437,460	$403,579

Activity in the allowance for loan losses is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance at beginning of period	$4,584	$3,473	$3,836	$3,279
Charge-offs	(585)	(140)	(992)	(412)
Recoveries	74	9	129	50
Net charge-offs	(511)	(131)	(863)	(362)
Provision for loan losses	1,500	150	2,600	575
Balance at end of period	$5,573	$3,492	$5,573	$3,492

A loan is considered impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Information with respect to loans that are considered to be impaired at September 30, 2009 and December 31, 2008 is as follows:

	At September 30, 2009		At December 31, 2008
	Balance	Specific reserve	Balance	Specific reserve
Recorded investment in impaired loans at period-end subject to a specific reserve for loan losses and corresponding specific reserve	$1,202	$614	$586	$188
Recorded investment in impaired loans at period-end requiring no specific reserve for loan losses	3,740		238
Recorded investment in impaired loans at period-end	$4,942		$824
Recorded investment in non-accrual and restructured loans	$4,516		$830

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

9. INTANGIBLE ASSETS & SERVICING

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $79,971,000 and $67,412,000 at September 30, 2009 and December 31, 2008, respectively.

The following table reflects the activity of mortgage servicing rights for the periods indicated:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2009	2008
Mortgage servicing rights beginning balance	$402	$451
Mortgage servicing rights capitalized	171	60
Mortgage servicing rights amortized	(80)	(77)
Fair market value adjustments	28	(32)
Mortgage servicing rights ending balance	$521	$402

The balance of these mortgage servicing assets are included in other assets at September 30, 2009 and
December 31, 2008. The fair value of these rights was $651,000 and $440,000, respectively. The fair value of servicing rights was determined using a 9.0% discount rate for both periods presented above.

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

2009	$112
2010	119
2011	95
2012	72
2013	54

10. FAIR VALUE MEASUREMENTS AND DISCLOSURES

Financial Accounting Standards Board (FASB) ASC 820, Fair Value Measurements and Disclosures, defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (fair values are not adjusted for transaction costs). ASC 820 also establishes a framework (fair value hierarchy) for measuring fair value under GAAP, and expands disclosures about fair value measurements.

In December 2007, the FASB issued guidance which permitted a delay for fair value measurements and disclosures related to all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As such, the Company began to account and report for non-financial assets and liabilities in 2009.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

10. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

At September 30, 2009, the Company determined that no active market existed for pooled trust preferred securities with an amortized cost of $4,314,000 and an estimated fair value of $1,284,000. At December 31, 2008, the Company determined that no active market existed for pooled trust preferred securities with an amortized cost of $5,094,000 and an estimated fair value of $1,963,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

10. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

Impaired Loans (generally carried at fair value): Impaired loans are loans, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value of impaired loans as of September 30, 2009 consists of loan balances of $1,202,000 less a valuation allowance of $614,000. The fair value of impaired loans as of December 31, 2008 consists of loan balances of $586,000 less a valuation allowance of $188,000.

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

Certain tranches of mortgage servicing rights, which are carried at lower of cost or fair value, were written down to fair value during the quarter. The ending valuation allowance is $4,000 at September 30, 2009.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at End of Period
September 30, 2009
Securities available-for-sale	$8,638	$240,510	$1,284	$250,432

December 31, 2008
Securities available-for-sale	$8,213	$209,421	$1,963	$219,597

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

10. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value:

	For the Three Months Ended September 30, 2009
	Balance at June 30, 2009	Total Unrealized Gains or (Losses)	Total Realized Gains or (Losses)	Purchases (Sales or Paydowns)	Balance at September 30, 2009
Securities available-for-sale	$829	$1,208	$(753)	$-	$1,284

	For the Nine Months Ended September 30, 2009
	Balance at December 31, 2008	Total Unrealized Gains or (Losses)	Total Realized Gains or (Losses)	Purchases (Sales or Paydowns)	Balance at September 30, 2009
Securities available-for-sale	$1,963	$86	$(761)	$(4)	$1,284

QNB owns eight collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). The market for these securities at September 30, 2009 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new TRUP CDOs have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities.

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

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2009,

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

10. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

The Bank is aware of several factors indicating that recent transactions of TRUP CDO securities are not orderly including an increased spread between bid/ask prices, lower sales transaction volumes for these types of securities, and a lack of new issuances.  As a result, the Bank engaged an independent third party to value the securities using a discounted cash flow analysis.  The estimated cash flows are based on specific assumptions about defaults, deferrals and prepayments of the trust preferred securities underlying each TRUP CDO.  The resulting collateral cash flows are allocated to the bond waterfall using the INTEX desktop valuation model.

The estimates for the conditional default rates (CDR) are based on the payment characteristics of the trust preferred securities themselves (e.g. current, deferred, or defaulted) as well as the financial condition of the trust preferred issuers in the pool.  A near-term CDR for each issuer in the pool is estimated based on their financial condition using key financial ratios relating to the financial institution’s capitalization, asset quality, profitability and liquidity.  Over the long term, the default rates are modeled to migrate to two times the historic norms.

The base loss severity assumption is 95 percent.  The severity factor for near-term CDRs is vectored to reflect the relative expected performance of the institutions modeled to default, with lower forecasted severities used for the higher quality institutions.  The long-term loss severity is modeled at 95%.

Prepayments are modeled to take into account the disruption in the asset-backed securities marketplace and the lack of new trust preferred issuances.

The rates used to discount the cash flows were developed using a build-up method based on the risk free rate for the expected duration of the securities, plus a risk premium for bearing the uncertainty in the cash flows, and plus other case specific factors that would be considered by market participants, including a normal liquidity adjustment.

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at End of Period
September 30, 2009
Mortgage servicing rights	$-	$-	$26	$26
Impaired loans, net	$-	$-	$588	$588

December 31, 2008
Mortgage servicing rights	$-	$-	$228	$228
Impaired loans	$-	$-	$398	$398

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

10. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument at September 30, 2009 and December 31, 2008:

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

10. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

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

The estimated fair values and carrying amounts of the Company’s financial instruments are summarized as follows:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and due from banks	$7,902	$7,902	$10,634	$10,634
Interest-bearing deposits in banks	10,417	10,417	1,276	1,276
Federal funds sold	-	-	4,541	4,541
Investment securities available-for-sale	250,432	250,432	219,597	219,597
Investment securities held-to-maturity	3,347	3,493	3,598	3,683
Restricted investment in bank stocks	2,291	2,291	2,291	2,291
Loans held-for-sale	608	629	120	124
Net loans	431,887	416,417	399,743	397,232
Mortgage servicing rights	521	651	402	440
Accrued interest receivable	2,934	2,934	2,819	2,819

Financial Liabilities
Deposits with no stated maturities	277,910	277,910	238,488	238,488
Deposits with stated maturities	326,249	328,312	311,302	316,239
Short-term borrowings	26,819	26,819	21,663	21,663
Long-term debt	35,000	36,845	35,000	37,352
Accrued interest payable	3,003	3,003	2,277	2,277

The estimated fair value of QNB’s off-balance sheet financial instruments is as follows:

	September 30, 2009		December 31, 2008
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Commitments to extend credit	$100,111	$-	$87,227	$-
Standby letters of credit	15,373	-	12,051	-

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008, AND DECEMBER 31, 2008
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

A summary of the Bank's financial instrument commitments is as follows:

	September 30,	December 31,
	2009	2008
Commitments to extend credit and unused lines of credit	$100,111	$87,227
Standby letters of credit	15,373	12,051
	$115,484	$99,278

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2009 and December 31, 2008 for guarantees under standby letters of credit issued is not material.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008, AND DECEMBER 31, 2008
(Unaudited)

12. REGULATORY RESTRICTIONS (Continued)

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of September 30, 2009, that the Company and the Bank met capital adequacy requirements to which they were subject.

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

	Capital Levels
	Actual		Adequately Capitalized		Well Capitalized
As of September 30, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated	$59,947	11.39%	$42,091	8.00%	N/A	N/A
Bank	55,992	10.72%	41,803	8.00%	$52,253	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	54,142	10.29%	21,045	4.00%	N/A	N/A
Bank	50,419	9.65%	20,901	4.00%	31,352	6.00%

Tier I Capital (to Average Assets)
Consolidated	54,142	7.45%	29,086	4.00%	N/A	N/A
Bank	50,419	6.97%	28,936	4.00%	36,170	5.00%

	Capital Levels
	Actual		Adequately Capitalized		Well Capitalized
As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated	$57,732	12.37%	$37,338	8.00%	N/A	N/A
Bank	54,022	11.67%	37,043	8.00%	$46,304	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	53,896	11.55%	18,669	4.00%	N/A	N/A
Bank	50,186	10.84%	18,522	4.00%	27,783	6.00%

Tier I Capital (to Average Assets)
Consolidated	53,896	8.32%	25,924	4.00%	N/A	N/A
Bank	50,186	7.79%	25,754	4.00%	32,192	5.00%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Other-Than-Temporary Investment Security Impairment

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. During the third quarter of 2009 QNB recorded a credit related other-than-temporary impairment charge of $753,000 on two of its holding of pooled trust preferred securities. For the nine month period ended September 30, 2009, the Company recorded $1,276,000 of other-than-temporary charges: $761,000 related to three trust preferred security issues and $515,000 related to losses in the equity securities portfolio.

Impairment of Restricted Investment in Bank Stocks

Restricted bank stock is comprised of restricted stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and the Atlantic Central Bankers Bank. Federal law requires a member institution of the FHLB to hold stock of its district bank according to a predetermined formula.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock to preserve capital. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the restricted stock as of September 30, 2009.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (Continued)

Allowance for Loan Losses

QNB considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a level believed by management to be sufficient to absorb probable, known and inherent losses in the outstanding loan portfolio. The allowance is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses. The provision for loan losses is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management.

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

QNB reported net income for the third quarter of 2009 of $671,000, or $0.22 per share on a diluted basis. This compares to $1,566,000, or $0.50 per share on a diluted basis, for the same period in 2008. For the nine month period ended September 30, 2009, QNB reported net income of $2,992,000, or $0.96 per share on a diluted basis. This compares to net income of $4,882,000, or $1.54 per shared on a diluted basis, for the nine month period ended September 30, 2008.

The core functions of the Bank, gathering deposits and making loans, continued to show strength and contributed positively to the results for both the three and nine month periods ended September 30, 2009. However, the challenging economic environment and the continued uncertainty in the financial markets negatively impacted QNB’s earnings performance during these same periods as QNB had to increase its provision for loan losses and recognize credit related other-than-temporary impairment charges (OTTI) on investment securities in its trust preferred holdings and its equity securities portfolio. In addition, results for these periods were impacted by higher industry-wide FDIC insurance premiums plus a special industry-wide FDIC assessment. These FDIC actions were a result of bank failures which have significantly impacted the level of the Deposit Insurance Fund.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

The factors contributing to the results for the three and nine month periods ended September 30, 2009 consisted of:

•
a $482,000, or 9.6%, increase in net interest income when comparing the three month periods and a $1,213,000, or 8.2%, increase in net interest income when comparing the nine month periods; a result of strong growth in loans and deposits,

•
a $1,350,000 increase in the provision for loan losses for the three month period and a $2,025,000 increase for the nine month period versus the same periods in 2008. These higher provisions for loan losses resulted from an increase in loan charge-offs and delinquent loans combined with loan growth and current economic conditions,

•
an increase in gains on the sale of residential mortgages as origination and sales activity picked up as a result of low interest rates. When comparing the three and nine month periods gains on the sale of mortgage loans increased $119,000 and $449,000, respectively,

•
OTTI charges on investment securities of $753,000 for the third quarter of 2009 compared to $103,000 for the third quarter of 2008 and OTTI charges of $1,276,000 for the nine months ended September 30, 2009 compared with $302,000 for the same period in 2008.

•
higher industry-wide FDIC insurance premiums resulted in additional expense of $154,000 when comparing the two quarters and higher premiums plus a special assessment in the second quarter of 2009 contributed to a $777,000 increase in FDIC expense when comparing the nine month periods.

The primary component of QNB’s earnings is its net interest income which increased $482,000, or 9.6%, to $5,527,000 for the third quarter of 2009 compared to the third quarter of 2008 and $207,000, or 3.9%, compared to the second quarter of 2009. The improvement in net interest income, when comparing the three month periods ended September 30, 2009 and 2008, is a result of a 13.4% growth in average earning assets. Comparing the third quarter of 2009 to the same period in 2008, average loans increased $56,168,000, or 14.8%, and average investment securities increased $30,088,000, or 13.5%. The growth in the loan portfolio was primarily in commercial loans secured by commercial and residential real estate, while the growth in the investment portfolio was primarily in high-quality U.S. Government agency debt securities and agency mortgage-backed securities.

Funding the growth in earnings assets was an increase in average total deposits of $76,769,000, or 14.4%, to $608,660,000 when comparing the third quarter of 2009 to the same period in 2008. The growth reflects increases in both lower-cost core deposits, including checking, savings and money market accounts, as well as higher-cost time deposits. Comparing the two quarters, average transaction account balances increased 10.4%, while average time deposit balances increased 18.1%. The growth in transaction accounts reflects the positive response to the introduction of QNB’s two newest high rate deposit products, eRewards Checking and Online eSavings.

The net interest margin was 3.38% for the third quarter of 2009 compared to 3.49% for the third quarter of 2008 and 3.40% for the second quarter of 2009. Impacting net interest income and the net interest margin in the third quarter of 2009 was the reversal of $100,000 of interest income on pooled trust preferred securities placed on non-accrual status partially offset by the recognition of a $29,000 prepayment penalty on a commercial loan. Excluding these two items in the third quarter of 2009 the net interest margin would have been 3.42%, an improvement over the second quarter of 2009. The decline in the net interest margin from the third quarter of 2008 is mainly the result of the yield earned on investment securities declining to a greater degree than the cost of deposits.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

Net interest income increased $1,213,000, or 8.2%, to $15,928,000 comparing the first nine months of 2009 and 2008. Comparing these time periods, average loans and investment securities increased 11.3% and 16.7%, respectively, and average total deposits increased 14.0%. The net interest margin for the first nine months of 2009 was 3.42% compared to 3.54% for the first nine months of 2008.

As a result of the significant growth in loans, current economic conditions, an increase in net charge-offs and higher levels of non-performing and delinquent loans, QNB recorded a provision for loan losses of $1,500,000 in the third quarter of 2009 and $2,600,000 for the first nine months of 2009. This compares to a provision of $150,000 for the third quarter of 2008 and $575,000 for the first nine months of 2008. Net loan charge-offs were $511,000 and $131,000 for the three months ended September 30, 2009 and 2008, respectively. For the nine month periods ended September 30, 2009 and 2008, net charge-offs were $863,000, or 0.27%, of average total loans and $362,000, or 0.13%, of average total loans, respectively.

Total non-performing loans, which represent loans on non-accrual status, loans past due more than 90 days and still accruing and restructured loans, were $5,199,000, or 1.19% of total loans, at September 30, 2009, compared to $1,190,000, or 0.31% of total loans, at September 30, 2008 and $4,203,000, or 0.97%, at June 30, 2009. Total delinquent loans, which includes loans past due more than 30 days, increased to 1.93% of total loans at September 30, 2009 compared with 0.90% and 1.45% of total loans at September 30, 2008 and June 30, 2009. QNB’s non-performing loan and total delinquent loan ratios continue to compare favorably with the average of 1.78% and 2.61% of total loans, respectively, for Pennsylvania commercial banks with assets between $500 million and $1 billion, as reported by the FDIC using the most recent available data, which is June 30, 2009.

QNB’s allowance for loan losses of $5,573,000 represents 1.27% of total loans at September 30, 2009 compared to an allowance for loan losses of $3,492,000, or 0.92% of total loans, at September 30, 2008 and $4,584,000, or 1.05% of total loans, at June 30, 2009. Other real estate owned and other repossessed assets were $127,000 at September 30, 2009 compared with $142,000 at September 30, 2008 and $379,000 at June 30, 2009.

Total non-interest income was $514,000 for the third quarter of 2009, a decrease of $301,000 compared with the same period in 2008. During the third quarter of 2009, QNB recorded credit related other-than-temporary impairment (OTTI) charges of $753,000 on two of its holdings of pooled trust preferred securities. This compares to OTTI charges of $103,000 in the third quarter of 2008 related to holdings in the equity investment portfolio. Partially offsetting these charges were gains on the sale of securities of $103,000 in the third quarter of 2009. There were no such gains recorded in the third quarter of 2008. Also contributing to non-interest income were gains on the sale of residential mortgages which increased $119,000 when comparing these same periods, as the low interest rate environment has resulted in an increase in mortgage refinancing activity. An increase in merchant income, letter of credit fees, ATM and debit card income and title insurance income contributed $110,000 in additional non-interest income when comparing the three month periods.

Total non-interest income for the nine month periods ended September 30, 2009 and 2008 was $2,314,000 and $3,028,000, respectively. Credit related OTTI charges were $1,276,000 and $302,000 for the nine month periods ended September 30, 2009 and 2008, respectively. Included in the 2009 amount were $761,000 of OTTI charges related to three trust preferred issues and $515,000 in OTTI charges related to the equity securities portfolio. Net losses on other real estate owned and repossessed assets increased $136,000 when comparing the nine month periods. Partially offsetting these losses were gains on the sale of residential mortgages which increased from $85,000 in 2008 to $534,000 in 2009. Positively impacting non-interest income for the 2008 period was the recognition of $230,000 of income as a result of the Visa initial public offering and $48,000 from the proceeds of life insurance. When comparing the nine month periods, merchant income increased $69,000, letter of credit fees increased $54,000, ATM and debit card income increased $49,000 and title insurance income increased $32,000.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

Total non-interest expense was $3,926,000 for the third quarter of 2009, an increase of $258,000 from the third quarter of 2008. The largest contributing factor to the increase in non-interest expense was FDIC insurance premium expense which increased $154,000 to $235,000, comparing the third quarter of 2009 to 2008. The higher expense is a result of deposit growth and an increased assessment rate which was levied on all insured institutions by the FDIC in order to replenish the Deposit Insurance Fund. Salary and benefit expense increased $116,000, or 5.8%, to $2,115,000 for the third quarter of 2009. Additional commercial lending personnel and the staffing of the Wescosville branch, opened in November 2008, account for the majority of the increase.

Total non-interest expense was $12,239,000 for the nine month period ended September 30, 2009. This represents an increase of $1,445,000 from the same period in 2008. Higher industry-wide FDIC insurance premiums plus a special FDIC assessment in the second quarter of 2009 contributed $777,000 of the increase. This special assessment reduced the results for the nine month period by $219,000 ($332,000 pretax), or $0.07 per diluted share. These FDIC actions were a result of bank failures which have significantly impacted the level of the Deposit Insurance Fund. Higher salary and benefit expense also contributed to the increase in total non-interest expense increasing $346,000 when comparing the nine month periods.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis )

	Three Months Ended
	September 30, 2009			September 30, 2008
	Average Balance	Average Rate	Interest	Average Balance	Average Rate	Interest
Assets
Federal funds sold	$-	-%	$-	$11,136	1.99%	$56
Investment securities:
U.S. Treasury	5,067	1.49%	19	5,167	3.46%	45
U.S. Government agencies	52,686	3.67%	483	42,786	4.93%	527
State and municipal	53,033	6.53%	866	43,641	6.48%	707
Mortgage-backed and CMOs	129,780	4.70%	1,525	111,769	5.39%	1,507
Corporate bonds (fixed and variable)	5,577	-4.78%	(67)	11,612	5.86%	170
Money market mutual funds	3,174	0.40%	3	3,201	2.60%	21
Equities	3,115	3.15%	25	4,168	2.61%	27
Total investment securities	252,432	4.52%	2,854	222,344	5.40%	3,004
Loans:
Commercial real estate	229,153	6.14%	3,546	182,712	6.57%	3,018
Residential real estate	25,447	5.96%	379	21,426	6.01%	322
Home equity loans	63,853	5.11%	822	68,223	5.81%	996
Commercial and industrial	75,407	5.17%	982	67,073	5.84%	984
Indirect lease financing	14,557	8.48%	308	12,952	9.49%	308
Consumer loans	3,873	11.12%	108	4,687	11.91%	140
Tax-exempt loans	24,636	5.92%	368	23,685	6.03%	359
Total loans, net of unearned income*	436,926	5.91%	6,513	380,758	6.40%	6,127
Other earning assets	9,932	0.20%	5	2,359	2.38%	14
Total earning assets	699,290	5.32%	9,372	616,597	5.94%	9,201
Cash and due from banks	10,180			11,825
Allowance for loan losses	(4,774)			(3,493)
Other assets	22,456			22,116
Total assets	$727,152			$647,045
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$70,581	0.59%	105	$58,772	0.32%	47
Municipals	39,177	1.06%	105	50,019	1.82%	229
Money market	66,267	1.10%	184	47,254	1.67%	198
Savings	51,375	0.34%	44	44,456	0.39%	44
Time	218,934	3.05%	1,684	200,341	3.99%	2,007
Time of $100,000 or more	108,730	3.11%	851	77,019	3.97%	768
Total interest-bearing deposits	555,064	2.13%	2,973	477,861	2.74%	3,293
Short-term borrowings	23,063	1.10%	64	21,487	2.09%	113
Long-term debt	35,000	4.27%	382	35,000	4.27%	381
Total interest-bearing liabilities	613,127	2.21%	3,419	534,348	2.82%	3,787
Non-interest-bearing deposits	53,596			54,030
Other liabilities	5,399			4,749
Shareholders' equity	55,030			53,918
Total liabilities and
shareholders' equity	$727,152			$647,045
Net interest rate spread		3.11%			3.12%
Margin/net interest income		3.38%	$5,953		3.49%	$5,414

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.

Non-accrual loans are included in earning assets.

* Includes loans held-for-sale

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis )

	Nine Months Ended
	September 30, 2009			September 30, 2008
	Average Balance	Average Rate	Interest	Average Balance	Average Rate	Interest
Assets
Federal funds sold	$1,326	0.15%	$2	$8,244	2.23%	$138
Investment securities:
U.S. Treasury	5,057	1.56%	59	5,106	3.72%	142
U.S. Government agencies	45,138	4.20%	1,421	34,158	5.21%	1,335
State and municipal	49,795	6.53%	2,439	42,887	6.53%	2,099
Mortgage-backed and CMOs	125,789	5.02%	4,734	105,062	5.49%	4,325
Corporate bonds (fixed and variable)	6,203	1.47%	68	13,063	6.19%	607
Money market mutual funds	4,628	0.68%	23	1,075	2.60%	21
Equities	3,245	3.14%	76	4,213	2.63%	83
Total investment securities	239,855	4.90%	8,820	205,564	5.59%	8,612
Loans:
Commercial real estate	216,054	6.19%	9,996	180,844	6.77%	9,165
Residential real estate	24,795	5.97%	1,110	21,726	6.12%	997
Home equity loans	65,500	5.16%	2,527	68,224	5.92%	3,024
Commercial and industrial	73,887	5.07%	2,804	68,567	6.15%	3,156
Indirect lease financing	14,811	8.65%	961	12,919	9.77%	946
Consumer loans	4,030	10.52%	317	4,492	11.51%	387
Tax-exempt loans	24,934	5.98%	1,114	24,144	6.07%	1,097
Total loans, net of unearned income*	424,011	5.94%	18,829	380,916	6.58%	18,772
Other earning assets	6,013	0.17%	8	2,295	2.76%	47
Total earning assets	671,205	5.51%	27,659	597,019	6.17%	27,569
Cash and due from banks	9,813			10,693
Allowance for loan losses	(4,364)			(3,405)
Other assets	22,189			21,873
Total assets	$698,843			$626,180
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$68,346	0.53%	273	$56,812	0.21%	92
Municipals	31,236	1.13%	264	41,477	2.23%	692
Money market	57,132	1.23%	525	48,511	1.91%	693
Savings	48,502	0.28%	103	43,957	0.39%	129
Time	218,718	3.27%	5,352	198,123	4.25%	6,298
Time of $100,000 or more	107,700	3.33%	2,681	72,751	4.30%	2,340
Total interest-bearing deposits	531,634	2.31%	9,198	461,631	2.96%	10,244
Short-term borrowings	19,615	1.18%	173	21,347	2.37%	379
Long-term debt	35,000	4.26%	1,132	34,380	4.29%	1,122
Total interest-bearing liabilities	586,249	2.40%	10,503	517,358	3.03%	11,745
Non-interest-bearing deposits	53,109			51,266
Other liabilities	4,858			4,528
Shareholders' equity	54,627			53,028
Total liabilities and shareholders' equity	$698,843			$626,180
Net interest rate spread		3.11%			3.14%
Margin/net interest income		3.42%	$17,156		3.54%	$15,824

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

	Three Months Ended			Nine Months Ended
	September 30, 2009 compared to September 30, 2008			September 30, 2009 compared to September 30, 2008
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Federal funds sold	$(56)	$(56)	$-	$(136)	$(115)	$(21)
Investment securities:
U.S. Treasury	(26)	(1)	(25)	(83)	(1)	(82)
U.S. Government agencies	(44)	123	(167)	86	429	(343)
State and municipal	159	152	7	340	338	2
Mortgage-backed and CMOs	18	243	(225)	409	853	(444)
Corporate bonds (fixed and variable)	(237)	(89)	(148)	(539)	(319)	(220)
Money market mutual funds	(18)	-	(18)	2	69	(67)
Equities	(2)	(6)	4	(7)	(19)	12
Loans:
Commercial real estate	528	779	(251)	831	1,775	(944)
Residential real estate	57	60	(3)	113	140	(27)
Home equity loans	(174)	(61)	(113)	(497)	(123)	(374)
Commercial and industrial	(2)	126	(128)	(352)	242	(594)
Indirect lease financing	-	37	(37)	15	139	(124)
Consumer loans	(32)	(24)	(8)	(70)	(40)	(30)
Tax-exempt loans	9	16	(7)	17	34	(17)
Other earning assets	(9)	46	(55)	(39)	78	(117)
Total interest income	171	1,345	(1,174)	90	3,480	(3,390)
Interest expense:
Interest-bearing demand	58	9	49	181	18	163
Municipals	(124)	(49)	(75)	(428)	(171)	(257)
Money market	(14)	81	(95)	(168)	123	(291)
Savings	-	6	(6)	(26)	13	(39)
Time	(323)	193	(516)	(946)	649	(1,595)
Time of $100,000 or more	83	320	(237)	341	1,121	(780)
Short-term borrowings	(49)	8	(57)	(206)	(32)	(174)
Long-term debt	1	1	-	10	16	(6)
Total interest expense	(368)	569	(937)	(1,242)	1,737	(2,979)
Net interest income	$539	$776	$(237)	$1,332	$1,743	$(411)

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three- and nine-month periods ended September 30, 2009 and 2008.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Total interest income	$8,946	$8,832	$26,431	$26,460
Total interest expense	3,419	3,787	10,503	11,745
Net interest income	5,527	5,045	15,928	14,715
Tax-equivalent adjustment	426	369	1,228	1,109
Net interest income (fully taxable-equivalent)	$5,953	$5,414	$17,156	$15,824

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

Net interest income increased $482,000, or 9.6%, to $5,527,000 for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008. On a tax-equivalent basis, net interest income increased by 10.0% from $5,414,000 for the three months ended September 30, 2008 to $5,953,000 for the same period ended September 30, 2009. Impacting net interest income in the third quarter of 2009 was the reversal of $100,000 of interest income on pooled trust preferred securities placed on non-accrual status partially offset by the recognition of a $29,000 prepayment penalty on a commercial loan. Excluding these two items net interest income in a tax-equivalent basis for the third quarter of 2009 would have increased by $610,000, or 11.3%, compared to the third quarter of 2008 and a $299,000, or 5.2%, increase from the second quarter of 2009.

Strong growth in deposits and the deployment of these deposits into loans and investment securities was the primary contributor to the growth in net interest income. Total average deposits increased $76,769,000, or 14.4%, to $608,660,000 when comparing the three months ended September 30, 2009 and September 30, 2008. Over this same time period total average loans increased $56,168,000, or 14.8%, and total average investment securities increased $30,088,000, or 13.5%. Partially offsetting the positive impact on net interest income of this strong growth was a decrease in the net interest margin. The net interest margin was 3.38% for the third quarter of 2009 compared to 3.49% for the third quarter of 2008 and 3.40% for the second quarter of 2009. Excluding the reversal of the interest on the trust preferred securities and the prepayment penalty income noted above, the net interest margin would have been 3.42% for the third quarter of 2009, an improvement over the second quarter of 2009.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

During 2008, in response to liquidity issues in the world’s financial markets, a nationwide housing slowdown and the impact of the deepening recession on economic growth and unemployment the Federal Reserve Bank’s Open Market Committee (Fed) picked up the pace of reducing the Federal funds target rate. The Fed cut its key interest rate, the Federal funds target rate, seven times in 2008 in an attempt to boost the economy. The rate dropped from 4.25% at the start of the year to the last cut in December setting the target rate at a range of 0% to 0.25%, a historic low. The prime lending rate followed in step and was at 3.25% as of December 31, 2008. The short end of the Treasury yield curve declined significantly as liquidity and financial market strains caused a flight to quality and the U.S. T-bill became the safe haven. During the fourth quarter of 2008, short-term T-bill rates hit 0% and the 10-year Treasury yield hit historic lows. Coming off these historic lows, interest rates remained at low levels during the first nine months of 2009. At the end of 2008, the three-month T-bill rate was 0.11%, a decline of 325 basis points from the prior year, the two-year note yielded 0.76%, down 229 basis points from December 31, 2007 and the ten-year note yielded 2.25%, a decline of 179 basis points. In comparison, as of September 30, 2009 and 2008, the three-month T-bill rate was 0.14% and 0.92%, the two-year note yield was 0.95% and 2.00%, and the ten-year note yield was 3.31% and 3.85%, respectively. During the first nine months of 2009, the yield on the ten-year note was volatile as the Federal Government, in an effort to stimulate residential mortgage activity, was purchasing mortgage-backed securities which had the impact of lowering the ten-year note yield while concerns over the amount of Government stimulus and its longer-term impact on the economy had the effect of increasing the yield on the ten-year note.

The yield on earning assets on a tax-equivalent basis decreased 62 basis points from 5.94% for the third quarter of 2008 to 5.32% for the third quarter of 2009 and decreased 18 basis points when compared to a yield on earning assets of 5.50% reported in the second quarter of 2009. In comparison, the rate paid on interest-bearing liabilities decreased 61 basis points from 2.82% for the third quarter of 2008 to 2.21% for the third quarter of 2009 and decreased 20 basis points when compared to 2.41% reported in the second quarter of 2009.

Interest income on investment securities decreased $150,000 when comparing the two quarters as the increase in average balances could only partially offset the 88 basis point decline in the average yield of the portfolio. The average yield on the investment portfolio was 4.52% for the third quarter of 2009 compared with 5.40% for the third quarter of 2008 and 4.91% for the second quarter of 2009. Excluding the reversal of the $100,000 in interest on the trust preferred securities the yield on the portfolio would have been 4.68% for the third quarter of 2009. The decline in the yield on the investment portfolio is primarily the result of an increase in liquidity resulting from deposit growth and a significant increase in cash flow from the investment portfolio as prepayments speeds on mortgage-backed securities and CMOs ramped-up as did the amount of calls of agency and municipal securities. The reinvestment of these funds were generally in securities that had lower yields than what they replaced. The growth in the investment portfolio was primarily in high quality U.S. Government agency and agency mortgage-backed and CMO securities and tax-exempt State and municipal bonds. Interest on tax-exempt municipal securities increased $159,000 with higher balances accounting for $152,000 of additional income. The yield on the state and municipal portfolio increased from 6.48% for the third quarter of 2008 to 6.53% for the third quarter of 2009. Credit concerns in the municipal market arising from issues with the insurance companies that insure the bonds resulted in yields on municipal bonds remaining high despite the significant decline in treasury market rates. This is known as spread widening. Interest income on mortgage-backed securities and CMOs increased $18,000 with growth in the portfolio contributing $243,000. This was partially offset by a $225,000 decrease in interest income resulting from a 69 basis point decline in yield. The yield on the mortgage-backed portfolio decreased from 5.39% to 4.70% when comparing the third quarter of 2008 and 2009. It also represents a decline of 24 basis points from the second quarter 2009 yield of 4.94%. Income on Government agency securities decreased by $44,000 as the 23.1% growth in average balances was offset by a 126 basis point decline in yield from 4.93% for the third quarter of 2008 to 3.67% for the same period in 2009. The yield on agency bonds was 4.36% for the second quarter of 2009. Most of the bonds in the agency portfolio have call features ranging from three months to five years, many of which were exercised as a result of the current low interest rate environment. The proceeds from these called bonds were reinvested in securities with significantly lower yields. Interest on corporate bonds declined by $237,000 with the reversal of interest on the trust preferred securities placed on nonaccrual status contributing $100,000. To reduce credit risk in the portfolio, in January 2009, QNB sold $6,000,000 in corporate bonds issued by financial institutions at a gain of $136,000. The bonds sold had an average yield of 6.89%. This had the impact of reducing interest income, the average balance and the average yield on the corporate bond portfolio. The yield on the total investment portfolio is anticipated to continue to decline as cash flow from the portfolio as well as excess liquidity is reinvested at current market rates which are below the projected portfolio yield at September 30, 2009 of 4.67%.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Income on loans increased $386,000 to $6,513,000 when comparing the third quarters of 2009 and 2008 as the impact of declining interest rates was offset by the growth in the portfolio. Average loans increased $56,168,000, or 14.8%, and contributed an additional $933,000 in interest income. The yield on loans decreased 49 basis points, to 5.91% when comparing the same periods, resulting in a reduction in interest income of $547,000. The decline in the yield on the loan portfolio reflects the impact of lower interest rates, primarily loans indexed to the prime lending rate such as commercial loans and home equity lines of credit. Reducing the impact of the decline in interest rates on loan yields is the structure of the loan portfolio, which has a significant portion of fixed-rate and adjustable-rate loans with fixed-rate terms for three to ten years. The rate of decline of the loan portfolio yield has slowed with the third quarter 2009 yield of 5.91% representing only a 2 basis points decline from the 5.93% yield recorded in the second quarter of 2009 and a 6 basis point decline from the 5.97% yield for the first quarter of 2009. Also helping to stabilize the yield was the implementation of interest rate floors on some variable rate commercial loans and home equity lines of credit. The rate earned on loans has not fallen to the degree that the rate earned on investment securities, which are more closely tied to the treasury yield curve.

Most of the growth in the loan portfolio, both in terms of balances and interest income, was in the category of commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on these loans increased $528,000, with average balances increasing $46,441,000, or 25.4%, to $229,153,000, for the three months ended September 30, 2009. The yield on commercial real estate loans was 6.14% for the third quarter of 2009, a decline of 43 basis points from the 6.57% reported for the third quarter of 2008. Interest on commercial and industrial loans, the second largest category, decreased $2,000 with the impact of the increase in average balances being offset by the impact of the decline in yield. Average commercial and industrial loans increased $8,334,000, or 12.4%, to $75,407,000 for the third quarter of 2009, contributing an additional $126,000 in interest income. The average yield on these loans decreased 67 basis points to 5.17% resulting in a reduction in interest income of $128,000. The commercial and industrial loan category was impacted significantly by the action by the Fed to lower interest rates since a large portion of this category of loans is indexed to the prime rate.

Residential mortgage loan activity, which was slow for most of 2008, picked up significantly during the first half of 2009 as mortgage rates declined in response to actions by the Federal Government. Income on residential real estate loans increased by $57,000 when comparing the two quarters, as the increase in balances offset the slight decline in yield. The average balance of residential mortgages increased $4,021,000, or 18.8%, when comparing the two quarters while the average yield decreased by 5 basis points to 5.96% for the third quarter of 2009. QNB sells most of the fixed rate loans it originates, especially in the current low rate environment. Included in the increase in average balances was an increase of $924,000 in residential mortgages held-for-sale. The increase in residential real estate loans held in portfolio was in the category of hybrid arms, mostly loans with a rate fixed for 10 years followed by annual adjustments.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Income on home equity loans declined by $174,000 when comparing the two quarters. Over this same time period average home equity loans decreased $4,370,000, or 6.4%, to $63,853,000, while the yield on the home equity portfolio decreased 70 basis points to 5.11%. The demand for home equity loans has declined as home values have fallen preventing some homeowners from having equity in their homes to borrow against while others have taken advantage of the low interest rates on mortgages and refinanced their home equity loans into a new mortgage. Included in the home equity portfolio are floating rate home equity lines tied to the prime lending rate. The average balance of these loans increased by $5,906,000, or 34.8%, to $22,861,000 for the third quarter of 2009. In contrast, average fixed rate home equity loans declined by $10,276,000, or 20.0%, to $40,992,000. The movement from fixed rate to floating rate loans reflects the significant decline in the prime rate to 3.25% and the introduction of the Equity Choice product during 2008. This product is a variable rate line of credit indexed to the prime rate that allows the borrower to carve out portions of the variable rate balance and to fix the rate on that portion based on the term and rate at that time. As the fixed rate portion is paid down, the available amount under the line increases. As with commercial and industrial loans tied to the prime rate, QNB has begun to institute a rate floor on these prime based loans.

Interest income on Federal funds sold decreased $56,000 when comparing the two quarters, a result of the decision by management to invest its short-term excess funds in either AAA rated money market mutual funds included in the investment securities portfolio or in its account at the Federal Reserve Bank, both of which were paying more than Federal funds. The average balance of Federal funds sold for the third quarter of 2008 was $11,136,000 and the average rate earned was 1.99%. Income on money market mutual funds was $3,000 and $21,000 for the respective three month periods ended September 30, 2009 and 2008 while the average balances were $3,174,000 and $3,201,000 for the same periods resulting in a yield of 0.40% and 2.60%, respectively. The average balance held at the Federal Reserve Bank was $7,520,000 for the three months ended September 30, 2009 compared with $208,000 for the third quarter of 2008. Beginning in the fourth quarter of 2008 the Fed began paying 0.25% on balances in excess of required reserves. This resulted in interest income of $5,000 included in other earning assets.

Income on other earning assets is comprised of interest on deposits in correspondent banks, primarily the Federal Reserve Bank as discussed above, and dividends on restricted investments in bank stocks, primarily the Federal Home Loan Bank of Pittsburgh (FHLB). Income on other earning assets declined from $14,000 for the third quarter of 2008 to $5,000 for the third quarter of 2009. In December 2008, the FHLB notified member banks that it was suspending dividend payments to preserve capital. FHLB dividend income was $10,000 for the third quarter of 2008.

For the most part, earning assets are funded by deposits, which increased on average by $76,769,000, or 14.4%, to $608,660,000, when comparing the third quarters of 2009 and 2008. It appears that customers are looking for the safety of FDIC insured deposits and the stability of a strong local community bank as opposed to the volatility of the equity markets and the uncertainty of the larger regional and national banks. On October 3, 2008, in response to the ongoing economic crisis affecting the financial services industry, the Emergency Economic Stabilization Act of 2008 was enacted which temporarily raised the basic limit on FDIC coverage from $100,000 to $250,000 per depositor until December 31, 2009. However, legislation was passed during the second quarter of 2009 that extended the higher coverage through December 31, 2013. On October 13, 2008, the FDIC established a program under which the FDIC will fully guarantee all non-interest bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”). All eligible institutions participated in the program without cost for the first 30 days of the program. After November 12, 2008, institutions are assessed at the rate of ten basis points for transaction account balances in excess of $250,000. QNB is participating in the Transaction Account Guarantee Program. On August 26, 2009 the FDIC amended the program to extend the date six months until June 30, 2010 to those institutions that do not opt out of participating. In addition the fees charged to participate were increased to a range of 15 to 25 basis points depending on the institutions risk category. Based on QNB’s last notification it will be charged as a category 1 institution and pay 15 basis points.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

While total income on earning assets on a tax-equivalent basis increased $171,000 when comparing the third quarter of 2009 to the third quarter of 2008, total interest expense declined $368,000. Interest expense on total deposits decreased $320,000 while interest expense on borrowed funds decreased $48,000 when comparing the two quarters. The rate paid on interest-bearing liabilities decreased 61 basis points from 2.82% for the third quarter of 2008 to 2.21% for the third quarter of 2009. During this same period, the rate paid on interest-bearing deposits also decreased 61 basis points from 2.74% to 2.13%.

While most categories of deposits increased when comparing the two quarters, the largest balance increase in average deposits was in time deposits which grew $50,304,000, or 18.1%, to $327,664,000 for the third quarter of 2009. Included in this total was $108,730,000 of time deposits of $100,000 or more, an increase of $31,711,000 from the $77,019,000 reported for the third quarter of 2008. Higher yields relative to alternative investments, including other bank deposits, and the increase in FDIC coverage, as discussed above, appear to be the impetus behind this growth. In addition, the opening of the Wescosville branch in November 2008 has been extremely successful. Average time deposit balances at this location were $36,908,000 for the third quarter of 2009. Total average time deposits represent 53.8% of total average deposits for the third quarter of 2009 compared to 52.1% for the third quarter of 2008.

When comparing the third quarter of 2009 to the third quarter of 2008, interest expense on time deposits decreased $240,000. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. Over the course of 2008 and the first nine months of 2009 a significant amount of time deposits have repriced lower as rates have declined. The average rate paid on time deposits decreased from 3.98% to 3.07% when comparing the three-month periods and as a result interest expense declined by $753,000. Partially offsetting the impact of lower rates was $513,000 in additional expense related to the 18.1% increase in average balances.

Approximately $237,962,000, or 72.9%, of time deposits at September 30, 2009 will reprice or mature over the next 12 months. The average rate paid on these time deposits is approximately 2.85%. Given the short-term nature of QNB’s time deposit portfolio and the current rates being offered, it is likely that the average rate paid on time deposits should continue to decline as higher costing time deposits are repriced lower. The challenge will be to retain these deposits which to date QNB has been extremely successful.

Average interest-bearing demand accounts increased $11,809,000, or 20.1%, to $70,581,000 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Interest expense on interest-bearing demand accounts increased from $47,000 for the third quarter of 2008 to $105,000 for the third quarter of 2009 while the average rate paid increased from 0.32% to 0.59%. Included in this category is eRewards checking, a high rate checking account introduced during the third quarter of 2008. At the time of introduction the account paid interest of 4.01% on balances up to $25,000. As of April 1, 2009, the rate paid on balances up to $25,000 was reduced to 3.25%. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and perform at least 12 check card transactions per statement cycle. For the third quarter of 2009, the average balance in the product was $15,102,000 and the related interest expense was $98,000 for an average yield of 2.56%. This lower rate than the 3.25% reflects the lower rate paid on accounts that do not meet the qualifications or on balances in excess of $25,000. In comparison the average balance for the third quarter of 2008 was $2,591,000 with a related interest expense of $23,000 and an average rate paid of 3.55%. It is anticipated that this product will result in the movement of balances from lower yielding deposit accounts to this product, but will also result in obtaining new customers and additional deposits of existing customers. This product also generates fee income through the use of the check card.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Interest expense on municipal interest-bearing demand accounts decreased from $229,000 for the third quarter of 2008 to $105,000 for the same period in 2009. The decrease in interest expense was the result of both volume and rate declines. The average balance of municipal interest-bearing demand accounts decreased $10,842,000, or 21.7%, while the average interest rate paid on these accounts decreased from 1.82% for the third quarter of 2008 to 1.06% for the third quarter of 2009. The decline in average balances accounted for $49,000 of the decrease in interest expense while the decline in the average rate paid contributed $75,000. Most of these accounts are tied directly to the Federal funds rate with some having rate floors of 1.00%. The balances in many of these accounts are seasonal in nature and are dependant upon the timing of the receipt of taxes and the disbursement by the schools and municipalities. The third quarter usually represents the high balance in these accounts.

Average money market accounts increased $19,013,000, or 40.2%, to $66,267,000 for the third quarter of 2009 compared with the third quarter of 2008. Despite the significant increase in balances, interest expense on money market accounts declined $14,000 to $184,000 for the third quarter of 2009 compared to the third quarter of 2008. Interest expense related to the increase in average balances was $81,000 while the decline in the rate paid had the impact of decreasing interest expense by $95,000. The average interest rate paid on money market accounts was 1.67% for the third quarter of 2008 and 1.10% for the third quarter of 2009, a decline of 57 basis points. Included in total money market balances is the Select money market account, a higher yielding money market product that pays a tiered rate based on account balances. With the sharp decline in short-term interest rates, the rates paid on the Select money market account have declined as well. The growth in balances is in both consumer and business accounts and appears to reflect the desire for safety, liquidity and a rate comparable with short-term time deposits.

During the second quarter of 2009 QNB introduced an online only eSavings account to compete with other online savings accounts. This product, with an average balance of $3,083,000 for the quarter, contributed to the $6,919,000, or 15.6%, increase in average savings accounts when comparing the third quarters of 2009 and 2008. Statement savings accounts also increased $3,996,000, or 9.3% when comparing the same periods. The average rate paid on savings accounts declined 5 basis points from 0.39% for the third quarter of 2008 to 0.34% for the third quarter of 2009. Since the eSavings account pays a yield of 1.85%, the average rate paid on total savings accounts will most likely increase as growth occurs in this product.

Contributing to the decrease in total interest expense was a reduction in interest expense on short-term borrowings of $49,000. The average rate paid on short-term borrowings declined from 2.09% for the third quarter of 2008 to 1.10% for the third quarter of 2009. Short-term borrowings are primarily comprised of repurchase agreements (a sweep product for commercial customers). While not directly indexed to the Federal funds rate, the rate paid on these accounts moves closely with the Federal funds rate and as a result declined when comparing the two periods. The average balance of short-term borrowings increased from $21,487,000 for the third quarter of 2008 to $23,063,000 for the third quarter of 2009.

For the nine-month period ended September 30, 2009 tax-equivalent net interest income increased $1,332,000, or 8.4% to $17,156,000. As mentioned previously, QNB recognized a $29,000 prepayment penalty on a commercial loan. Included in net interest income for the first nine months of 2008 was the recognition of $156,000 income resulting from the collection of a prepayment penalty on a commercial loan that paid off early as well as the recovery of interest and fees on a non-accrual loan that was repaid. Adjusting both 2009 and 2008 for these items, net interest income on a tax-equivalent basis for the nine months ended September 30, 2009 increased $1,459,000, or 9.3%, compared to the same period in 2008. Average earning assets increased $74,186,000, or 12.4%, to $671,205,000 with average loans and investment securities increasing 11.3% and 16.7%, respectively. Average total deposits increased $71,846,000, or 14.0%, to $584,743,000 for the nine month period ended September 30, 2009 compared to the same period in 2008. The net interest margin on a tax-equivalent basis was 3.42% for the nine-month period ended September 30, 2009 compared with 3.54% for the same period in 2008.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Total interest income on a tax-equivalent basis increased $90,000, from $27,569,000 to $27,659,000, when comparing the nine-month periods ended September 30, 2008 and September 30, 2009 as the additional interest income generated from the growth in earning assets was offset by the impact of declining yields on those assets. Interest income increased $3,480,000 as a result of volume increases but declined $3,390,000 as a result of lower yields. Average loans increased $43,095,000 to $424,011,000, with average commercial real estate loans increasing $35,210,000, or 19.5%, and average commercial and industrial loans increasing $5,320,000, or 7.8%, when comparing the nine-month periods. Over this same period average investment securities increased $34,291,000, to $239,855,000 with most of the growth occurring in U.S. Government agency bonds, agency issued mortgage-backed securities and tax-free state and municipal bonds. The yield on earning assets decreased from 6.17% to 5.51% for the nine-month periods with the yield on loans decreasing from 6.58% to 5.94% during this time. The yield on investments decreased from 5.59% to 4.90% when comparing the nine-month periods.

Total interest expense decreased $1,242,000, from $11,745,000 for the nine-month period ended September 30, 2008 to $10,503,000, for the nine-month period ended September 30, 2009. Approximately $2,979,000 of the decrease in interest expense was a result of lower rates paid on deposits and borrowed funds. This was partially offset by an increase in interest expense of $1,737,000 resulting primarily from deposit growth. Lower interest expense on municipal demand deposits and time deposit were the largest contributors to the decline in total interest expense. Interest expense on municipal demand accounts declined by $428,000, with lower rates contributing $257,000 and lower volume contributing $171,000 to the reduction. The average balance of municipal demand deposits declined by $10,241,000, or 24.7%, to $31,236,000 while the average rate paid declined by 110 basis points to 1.13%. The decline in balances relates to some of the municipalities moving these deposits to higher paying QNB money market accounts or to other non-QNB investment or deposit products. The decline in the rate paid reflects the decline in the Federal funds target rate to which most of these accounts are indexed. Interest expense on time deposits declined $605,000 with lower rates paid reducing expense by $2,375,000 but higher volumes increasing expense by $1,770,000. Average total time deposits increased by $55,544,000, or 20.5%, to $326,418,000, when comparing the nine-month periods with average time deposits greater than $100,000 increasing $34,949,000, or 48.0%, to $107,700,000. As mentioned previously, it appears that the increase in FDIC coverage is a major factor in the increase in balances. The average rate paid on time deposits decreased 97 basis points to 3.29% from 4.26% when comparing the nine-month periods ended September 30, 2009 and 2008.

Interest expense on interest-bearing demand deposits increased $181,000, resulting from both an $11,534,000, or 20.3%, increase in average balances and a 32 basis point increase in the average rate paid. The interest rate paid on interest-bearing demand accounts increased from 0.21% for the first nine months of 2008 to 0.53% for the same period in 2009. As mentioned previously the introduction of the eRewards checking account was the primary factor in both the growth in total interest-bearing demand deposits as well as the increase in the rate paid.

Interest expense on money market accounts declined $168,000, resulting from a 68 basis point decline in the average rate paid from 1.91% for the first nine months of 2008 to 1.23% for the same period in 2009. The benefit of declining interest rates was partially offset by additional expense resulting from an $8,621,000, or 17.8%, increase in average balances. Interest expense on savings accounts declined by $26,000 with lower rates offsetting the impact of higher balances. The rate paid on savings accounts declined from 0.39% for the first nine months of 2008 to 0.28% for the first nine months of 2009 while average balances increased $4,545,000, or 10.3%, over the same period.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Interest expense on short-term borrowings decreased $206,000 as a result of both lower balances and lower rates. The average rate paid decreased from 2.37% for the nine months ended September 30, 2008 to 1.18% for the same period in 2009, resulting in a reduction in interest expense of $174,000 when comparing the two periods. When comparing the same periods the average balance of short-term borrowings, primarily commercial sweep accounts, declined by $1,732,000 to $19,615,000 and resulted in a reduction in interest expense of $32,000.

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

As a result of the significant growth in loans, current economic conditions, an increase in net charge-offs and higher levels of non-performing loans and delinquent loans, QNB recorded a provision for loan losses of $1,500,000 in the third quarter of 2009 and $2,600,000 for the first nine months of 2009. This compares to a provision of $150,000 for the third quarter of 2008 and $575,000 for the first nine months of 2008. Net loan charge-offs were $511,000, or 0.47% (annualized) of average total loans and $131,000, or 0.14% (annualized) of average total loans for the three months ended September 30, 2009 and 2008, respectively. For the nine month periods ended September 30, 2009 and 2008, net charge-offs were $863,000, or 0.27% (annualized) of average total loans and $362,000, or 0.13% (annualized) of average total loans, respectively. Of the charge-offs for the third quarter of 2009, $460,000 relates to a commercial borrower whose loans were secured by junior liens on his residence and whose business was negatively impacted by the downturn in the economy. Indirect lease financing net charge-offs were $44,000 and $112,000 for the three months ended September 30, 2009 and 2008, respectively. Indirect lease financing net charge-offs were $272,000 and $299,000 of the total net charge-offs for the first nine months of 2009 and 2008, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES (Continued)

This portfolio includes loans to businesses in the trucking and construction industries which were negatively impacted by the significant increase in fuel costs during most of 2008 and the overall slowdown in the economy over the past 18 months. Also contributing to charge-offs for the first nine months of 2009 were losses related to one commercial borrower totaling $110,000; part relating to a commercial and industrial loan and part relating to residential real estate, classified as other real estate owned as of June 30, 2009. This real estate was sold during the third quarter of 2009.

As referenced in the following table, the levels of non-performing loans and delinquency have trended higher. At September 30, 2009 non-performing loans totaled $5,199,000 as compared with $1,308,000 at December 31, 2008. This also represents an increase from the $4,203,000 reported as of June 30, 2009. When compared to total loans, non-performing loans have risen from 0.32% at December 31, 2008 to 1.19% at September 30, 2009. The increase in non-performing loans relates to the classification of one loan totaling $1,924,000 as restructured. The loan was modified to allow for interest only payments until June 30, 2009 at which time the original terms of the loan resumed. This loan has performed under the modified terms and has resumed performing under the original terms. The other factor in the increase in non-performing loans was an increase in non-accrual loans from $830,000 at December 31, 2008 to $2,592,000 at September 30, 2009. The increase relates to loans to a residential home builder totaling $1,334,000 that were placed on non-accrual because of concerns over their ability to continue to perform. Several entities related to this home builder recently filed for Chapter 11 bankruptcy. In addition, during the third quarter of 2009, $479,000 of loans to a contractor, secured by junior liens on his residence, were put on nonaccrual. Despite the increase in non-performing loans over the past year QNB’s non-performing loans to total loans ratio continues to compare favorably with the average 1.78% of total loans for Pennsylvania commercial banks with assets between $500 million and $1 billion as reported by the FDIC using June 30, 2009 data.

Delinquent loans are considered performing loans and exclude non-accrual loans, restructured loans and loans 90 days or more past due and still accruing interest (all of which are considered non-performing loans). Total delinquent loans at September 30, 2009 and December 31, 2008 represent 1.19% and 0.66% of total loans, respectively. The increase was primarily in the category of loans secured by commercial real estate which increased by $1,869,000 to $2,164,000 at September 30, 2009. The total delinquent loan ratio also compares favorably with the average of 2.61% for the same peer group.

The allowance for loan losses was $5,573,000 and $3,836,000 at September 30, 2009 and December 31, 2008, respectively. The ratio of the allowance to total loans was 1.27% and 0.95% at the respective period end dates. The increase in the ratio reflects the increase in the provision for loan losses recorded during the past year. The ratio is at a level that QNB management believes is adequate based on its analysis.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are primarily those classified as non-accrual or restructured. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At September 30, 2009 and December 31, 2008, the recorded investment in impaired loans totaled $4,942,000 and $824,000, respectively, of which $3,740,000 and $238,000, respectively, required no specific allowance for loan losses. The recorded investment in impaired loans requiring a specific allowance for loan losses was $1,202,000 and $586,000 at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009 and December 31, 2008 the related allowance for loan losses associated with these loans was $614,000 and $188,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent.

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

The following table shows asset quality indicators for the periods presented:

	9/30/09	12/31/08	9/30/08	12/31/07
Non-performing loans	$5,199	$1,308	$1,190	$1,615
Non-performing loans to total loans	1.19%	0.32%	0.31%	0.42%
Delinquent loans (30-89 days past due)	5,210	2,670	2,257	2,117
Delinquent loans to total loans	1.19%	0.66%	0.59%	0.55%
Total loans, including loans held for sale	438,068	403,699	380,105	381,704

The following table shows detailed information and ratios pertaining to the Company’s loans and asset quality:

	September 30,	December 31,
	2009	2008
Restructured loans	$1,924	-
Non-accrual loans	2,592	$830
Loans past due 90 days or more and still accruing interest	683	478
Total non-performing loans	$5,199	$1,308

Total loans, including loans held for sale	$438,068	$403,699
Average total loans (YTD average)	424,011	382,998
Allowance for loan losses	5,573	3,836

Allowance for loan losses to:
Non-performing loans	107.19%	293.24%
Total loans	1.27%	0.95%
Average total loans	1.31%	1.00%

An analysis of loan charge-offs for the three and nine months ended September 30, 2009 compared to 2008 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net charge-offs	$511	$131	$863	$362

Net charge-offs (annualized) to:
Total loans	0.47%	0.14%	0.26%	0.13%
Average total loans	0.47%	0.14%	0.27%	0.13%
Allowance for loan losses	36.75%	14.93%	20.65%	13.82%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-Interest Income Comparison

	Three Months Ended September 30,		Change from Prior Year		Nine Months Ended September 30,		Change from Prior Year
	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Fees for services to customers	$470	$474	$(4)	-0.8%	$1,288	$1,347	$(59)	-4.4%
ATM and debit card	263	237	26	11.0%	747	698	49	7.0%
Bank-owned life insurance	66	63	3	4.8%	203	233	(30)	-12.9%
Mortgage servicing fees	28	31	(3)	-9.7%	89	72	17	23.6%
Net gain on sale of loans	132	13	119	915.4%	534	85	449	528.2%
Net (loss) gain on invesment securities	(650)	(103)	(547)	531.1%	(930)	1	(931)	-93100.0%
Other	205	100	105	105.0%	383	592	(209)	-35.3%
Total	$514	$815	$(301)	-36.9%	$2,314	$3,028	$(714)	-23.6%

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and check card income, income on bank-owned life insurance, mortgage servicing fees, gains and losses on the sale of investment securities and residential mortgage loans.

Total non-interest income for the third quarter of 2009 was $514,000 compared to $815,000 for the third quarter of 2008. The primary contributor to the $301,000 decrease in non-interest income was a $547,000 increase in realized losses on investment securities, primarily related to OTTI charges on pooled trust preferred investment securities. Partially offsetting this negative variance was an increase of $119,000 in gains on the sale of residential mortgages and increases in ATM and debit card fees, letter of credit fees, merchant income and title company income.

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees decreased $4,000, to $470,000, when comparing the three-month periods. Overdraft income decreased $23,000 for the three-month period as a result of a significant decline in the volume of overdrafts. This appears to be a reflection of the slower economy as customers reduce their number of transactions. In February 2009, QNB increased the per item charge for overdrafts by $2.00. Partially offsetting the decline in overdraft income was an increase in fees on business checking accounts of $11,000 for the three-month period. This increase reflects the impact of a lower earnings credit rate in the third quarter of 2009 as compared to the third quarter of 2008, which correlates with the significant decline in short-term interest rates. These earnings credits are applied against service charges to reduce the costs paid by the customer.

ATM and debit card income is primarily comprised of transaction income on debit cards and ATM cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $263,000 for the third quarter of 2009, an increase of $26,000 from the amount recorded during the third quarter of 2008. This primarily reflects growth in ATM and debit card transactions; however, the rate of growth has slowed as spending by both consumers and businesses declined as the economy contracted. During the third quarter of 2008, QNB introduced eRewards checking, a high yield checking account which requires a minimum of twelve debit card transactions per statement cycle to receive the high interest rate. This may result in an increase in debit card transactions, helping offset the impact of a slowdown in spending.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME (Continued)

Income on bank-owned life insurance represents the earnings and death benefits on life insurance policies on which the Bank is the owner and beneficiary. The earnings on these policies were $66,000 and $63,000 for the three months ended September 30, 2009 and 2008, respectively. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which minimize how low the earnings rate can go. Some of these policies are currently at their floor.

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to, and over, the period of net servicing income or loss. On a quarterly basis, servicing assets are assessed for impairment based on their fair value. Mortgage servicing fees for the three-month periods ended September 30, 2009 and 2008 were $28,000 and $31,000, respectively. Amortization expense related to the mortgage servicing asset for the three-month periods ended September 30, 2009 and 2008 was $21,000 and $14,000, respectively. Mortgage refinance activity increased significantly during the first half of 2009 as residential mortgage rates declined. This activity has slowed during the third quarter, but is still much higher than the activity in the third quarter of 2008. The increase in amortization expense reflects the increase in refinancing activity. The average balance of mortgages serviced for others was $78,775,000 for the third quarter of 2009 compared to $69,788,000 for the third quarter of 2008, an increase of 12.9%. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

The net gain on the sale of residential mortgage loans was $132,000 and $13,000 for the quarters ended September 30, 2009 and 2008, respectively. This $119,000 increase in the net gain on sale of loans was a result of the increased activity in the current low interest rate environment. Residential mortgage loans to be sold are identified at origination. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Included in the gains on the sale of residential mortgages in these periods were $37,000 and $5,000, respectively, related to the recognition of mortgage servicing assets. Proceeds from the sale of residential mortgages were $5,006,000 and $613,000 for the third quarters of 2009 and 2008, respectively.

The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB  manages its fixed income portfolio in an effort to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio.

Net investment securities losses were $650,000 for the quarter ended September 30, 2009, which included a $753,000 charge related to other-than-temporary impairment (OTTI) in the carrying value of three pooled trust preferred securities. QNB had a valuation analysis performed by an independent third party that included a review of all eight pooled trust preferred securities owned by the Bank. A description of the valuation methodology used can be found in Footnotes 7 and 10. During the third quarter of 2009, QNB realized gains of $103,000 on the sale of equity securities. For the three months ended September 30, 2008, QNB recorded net securities losses of $103,000. With the decline in stock values during 2008, QNB  recorded other-than-temporary impairment charges in its portfolio of equity securities, accounting for the $103,000 loss during the third quarter.

QNB CORP. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME (Continued)

Other income was $205,000 for the third quarter of 2009 and $100,000 for the same period during 2008. The majority of the difference was caused by the following:

•	Merchant income increased $31,000, or 88.5%, for the three-month period which is attributable to a change in vendor and new merchant accounts being obtained.

•
Letter of credit fees increased $33,000 mainly as a result of fees for new letters of credit, including a quarterly fee related to a letter of credit participation which was entered into during the fourth quarter of 2008.

•	Income from investment in title insurance company increased by $23,000 as a result of significant increase in mortgage activity compared to prior year.

•
Miscellaneous income increased $18,000 as a result of a Board of Directors decision to amend the terms of a group term life plan and reverse $44,000 of an accrual that was related to prior years. Prior year included income related to a $24,000 Pennsylvania sales and use tax refund received in 2008.

Total non-interest income for the nine-month periods ended September 30, 2009 and 2008 was $2,314,000 and $3,028,000, respectively. Positively impacting non-interest income for the first nine months of 2008 was the recognition of $230,000 of income as a result of the Visa initial public offering and $48,000 from the proceeds of a life insurance policy.

Fees for services to customers decreased $59,000, or 4.4%, to $1,288,000 for the nine months ended September 30, 2009. Overdraft income declined $102,000 while fees on business checking accounts increased $28,000 when comparing the nine-month periods.

For the nine-month period, gains on the sale of residential mortgages increased $449,000 to $534,000 as mortgage originations and sales volume increased as a result of lower interest rates. Included in the gains on the sale of residential mortgages in these periods were $171,000 and $58,000, respectively, related to the recognition of mortgage servicing assets. Proceeds from the sale of residential mortgages were $22,954,000 and $7,661,000 for the first nine months of 2009 and 2008, respectively.

Net investment securities losses were $930,000 for the nine months ended September 30, 2009. This compares to $1,000 of net securities gains in the first nine months of 2008. The net securities losses for 2009 include a $515,000 charge related to OTTI in the carrying value of holdings in the equity investment portfolio and $761,000 of OTTI charges on four out of eight pooled trust preferred securities held by the Bank. During the first nine months of 2009 QNB recognized gains of $210,000 on the sale of marketable equity securities and gains of $136,000 on the sale of corporate bonds. The corporate bonds were sold to reduce credit risk in the portfolio. Included in net securities gains in 2008 were gains on the sale of debt and equity securities of $67,000 and $235,000, respectively and an OTTI charge of $302,000 in the equity portfolio.

Other income was $383,000 for the first nine months of 2009 and $592,000 for the same period during 2008. The majority of the difference was caused by the following:

•	Visa income of $230,000 recorded in 2008

•	Loss on sales of other real estate owned and repossessed assets was $117,000 compared to a gain of $19,000 in 2008.

•	Merchant income increased $69,000, or 63.6%.

•	Letter of credit fees increased $66,000.

•	Due to the official check process no longer being outsourced, the income related to the official check program was $0 for 2009 compared to $30,000 for 2008.

•	Income from investment in title insurance company increased by $32,000.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE

Non-Interest Expense Comparison

	Three Months Ended September 30,		Change from Prior Year		Nine Months Ended September 30,		Change from Prior Year
	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Salaries and employee benefits	$2,115	$1,999	$116	5.8%	$6,271	$5,925	$346	5.8%
Net occumpancy	324	324	-	0.0%	1,012	997	15	1.5%
Furniture and equipment	290	295	(5)	-1.7%	895	870	25	2.9%
Marketing	125	171	(46)	-26.9%	489	496	(7)	-1.4%
Third-party services	218	196	22	11.2%	715	589	126	21.4%
Telephone, postage and supplies	147	158	(11)	-7.0%	452	462	(10)	-2.2%
State taxes	131	121	10	8.3%	399	381	18	4.7%
FDIC insurance premiums	235	81	154	190.1%	967	190	777	408.9%
Other	341	323	18	5.6%	1,039	884	155	17.5%
Total	$3,926	$3,668	$258	7.0%	$12,239	$10,794	$1,445	13.4%

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third-party services and various other operating expenses. Total non-interest expense was $3,926,000 for the third quarter of 2009, an increase of $258,000 from the third quarter of 2008. The largest contributing factor to the increase in non-interest expense was FDIC insurance premium expense which increased $154,000 to $235,000, comparing the third quarter of 2009 to 2008. The higher expense is a result of strong deposit growth coupled with an increased assessment rate which was levied on all insured institutions by the FDIC in order to replenish the Deposit Insurance Fund and QNB’s participation in the FDIC’s Transaction Account Guarantee Program.

Salaries and benefits is the largest component of non-interest expense. Salaries and benefits expense increased 5.8%, to $2,115,000 for the quarter ended September 30, 2009 compared to the same quarter in 2008. Salary expense increased $111,000, or 6.7%, during the period to $1,771,000. Prior year salary expense included a $51,000 accrual for incentive compensation. There was no accrual for incentive compensation during the third quarter of 2009. Excluding the incentive compensation accrual, salary expense increased 8.6% when comparing the third quarter of 2009 and 2008. Merit increases, as well as an increase in the average number of full-time equivalent employees accounts for the higher salary expense. The average number of full time-equivalent employees increased by nine when comparing the third quarter of 2009 and 2008. Additional commercial lending personnel and the staffing of the Wescosville branch, opened in November 2008, account for the majority of the increase. Comparing the two quarters, benefits expense increased $22,000, or 5.8%, to $393,000. Increases in payroll tax expense, retirement plan contribution expense and medical and life insurance premium expense all contributed to the increase in benefit expense.

Marketing expense decreased $46,000, to $125,000, for the quarter ended September 30, 2009. The decrease in marketing expense was a result of the timing of customer newsletters, the timing of certain charitable contributions and the elimination of advertising and promotional expenses related to a non-interest bearing deposit program run during 2008.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE (Continued)

Third-party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third-party services expense increased $22,000 for the three months ended September 30, 2009 when comparing the same period in 2008. Total expense was $218,000 for the third quarter of 2009 compared to $196,000 for the third quarter of 2008. The largest portion of the increase related to the following third-party services:

•	Legal expense increased by $23,000 primarily as a result of loan collection costs.

•	Consultant expense increased due to the use of an independent third party to analyze and value the Bank’s pooled trust preferred securities.

•	$6,000 increase relates to vendor costs in connection with the eRewards checking account that was introduced during 2008. There were no such expenses for the first quarter of 2008.

•	$21,000 decrease in audit and accounting fees due to the reversal of an accrual related to an audit of internal controls that will not be required until 2010 based on a recent announcement by the SEC.

Telephone, postage and supplies expense decreased $11,000 to $147,000, when comparing the three-month periods. Telephone expense decreased $13,000 to $47,000, when comparing the three months ended September 30, 2009 to the same period in 2008. In the third quarter of 2008 the Company installed new telephone lines and incurred redundancy costs during the testing period. Also contributing to the variance for the quarter was a decrease in postage expense of $3,000 and an increase of $5,000 in supplies expense.

State tax expense represents the accrual of the Pennsylvania shares tax, which is based on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $131,000 for the third quarter of 2009, an increase of $10,000 compared to the same period in 2008. This increase was a result of a higher shares tax of $7,000 resulting from an increase in the Bank’s equity coupled with an increase of $3,000 in the Company’s capital stock tax.

FDIC insurance premium expense $154,000, to $235,000, comparing the third quarter of 2009 to 2008. The higher expense is a result of deposit growth and an increased assessment rate which was levied on all insured institutions by the FDIC in order to replenish the Deposit Insurance Fund.

Other expense increased $18,000 to $341,000 for the third quarter of 2009. The main contributors to the increase in this category were a $10,000 increase in expenses related to the processing of check card transactions as well as the production of replacement cards related to a security breach at a third-party processor. There was also an increase of $7,000 in ATM fee refunds in connection with the eRewards checking account that was introduced in 2008.

Total non-interest expense was $12,239,000 for the nine-month period ended September 30, 2009 compared to $10,794,000 for the same period in 2008, an increase of $1,445,000. As discussed later, an increase in FDIC premiums accounts for more than half of this variance, $777,000.

Salaries and benefits expense increased $346,000, or 5.8%, to $6,271,000 for the nine months ended September 30, 2009 compared to the same period in 2008. Salary expense increased $294,000, or 6.0%, during the period to $5,166,000. Prior year salary expense included a $153,000 accrual for incentive compensation. There was no accrual for incentive compensation in 2009. Excluding the incentive compensation accrual, salary expense increased 9.5% when comparing the nine-month periods. The average number of full time-equivalent employees increased by nine when comparing the periods. Benefits expense increased $91,000, or 7.9%, to $1,248,000 when comparing the nine-month periods. Similar to the quarter, increases in payroll tax expense, retirement plan contribution expense and medical and life insurance premium expense contributed to the increase in benefit expense

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE (Continued)

Third party service expense was $715,000 for the nine-month period ended September 30, 2009, an increase of $126,000 from the same period in 2008. The largest portion of the increase related to the following third-party services:

•	Legal expenses increased $49,000 primarily as a result of loan collection costs.

•	Consultant expense increased by $19,000. The majority of the increase is related to consultants used to analyze and value the Bank’s pooled trust preferred securities.

•	$11,000 increase in fees for correspondent banking services, primarily caused by much lower crediting rates to help offset the fees incurred on these accounts.

•	$22,000 increase relates to vendor costs in connection with the eRewards checking account that was introduced during 2008. There were no such expenses for the first quarter of 2008.

•
$19,000 increase relates to a new service provider for outsourced Asset Liability reporting. In 2008, there were maintenance charges related to software that was utilized internally that were recorded in equipment maintenance.

FDIC insurance premiums increased $777,000, or 408.9%, to $967,000 for the nine months ended September 30, 2009. The higher expense is a result of the special assessment levied on all insured institutions by the FDIC during the second quarter of 2009 as well as an increase in the assessment rate levied on all insured institutions. These actions were taken by the FDIC in order to replenish the Deposit Insurance Fund which has been reduced as a result of the recent bank failures. The special assessment contributed $332,000 of the total increase in FDIC costs. Strong deposit growth along with QNB’s participation in the FDIC’s Transaction Account Guarantee Program also contributed to the higher premiums. In addition, the amount of expense recorded in the first quarter of 2008 was reduced by $130,000 by the use of the remaining portion of a credit approved by the FDIC in 2006.

Other expense increased $155,000 to $1,039,000 for the nine months ended September 30, 2009 compared to the same period in 2008. The primary contributors to the increase in this category were a $47,000 increase in service and sales training for branch and call center personnel and $58,000 related to expenses in connection with foreclosed real estate and repossessed assets. Also contributing to the increase was a $43,000 increase in expenses related to the processing of check card transactions as well as the production of replacement cards. There was also an increase of $16,000 in ATM fee refunds in connection with the eRewards checking account that was introduced last year.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 2009, QNB’s net deferred tax asset was $584,000. The primary components of deferred taxes are a deferred tax asset of $1,894,000 relating to the allowance for loan losses, a deferred tax asset of $432,000 generated by OTTI charges on equity securities and a deferred tax asset of $259,000 related to OTTI charges on trust preferred securities. Partially offsetting these deferred tax assets was a deferred tax liability of $1,696,000 resulting from unrealized gains on available-for-sale securities. As of September 30, 2008, QNB’s net deferred tax asset was $2,296,000. The primary components of deferred taxes are a deferred tax asset of $1,187,000 related to the allowance for loan losses, a deferred tax asset of $908,000 resulting from unrealized losses on available-for-sale securities and a deferred tax asset of $171,000 related to impaired securities.

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

As a result of the additional provision for loan losses and the OTTI charges on the investment securities, QNB recorded a tax benefit of $56,000 for the third quarter of 2009. Income tax expense was $476,000 for the three months ended September 30, 2008 and the effective tax rate was 23.3%. For the nine-month periods ended September 30, 2009 and 2008 applicable income taxes and the effective tax rate were $411,000, or 12.1%, and $1,492,000, or 23.4%, respectively. The negative and lower effective tax rate for the three months and nine months ended September 30, 2009 is predominantly a result of tax-exempt income from loans and securities comprising a higher proportion of pre-tax income.

FINANCIAL CONDITION ANALYSIS

The following balance sheet analysis compares average balance sheet data for the nine months ended September 30, 2009 and 2008, as well as the period ended balances as of September 30, 2009 and December 31, 2008.

Average earning assets for the nine-month period ended September 30, 2009 increased $74,186,000, or 12.3%, to $671,205,000 from $597,019,000 for the nine months ended September 30, 2008. The mix of earning assets changed slightly when comparing the two periods. Average loans increased $43,095,000, or 11.3%, while average investment securities increased $34,291,000, or 16.7%. Average loans represented 63.2% of earning assets for the first nine months of 2009 while average investment securities represented 35.7% for the same period. This compares to 63.8% and 34.4% for the first nine months of 2008. Average Federal funds sold decreased $6,918,000, or 83.9%, when comparing these same periods. Given the low yield on Federal funds sold QNB has attempted to keep these balances low by being fully invested in debt securities or keeping excess liquidity in AAA rated money market mutual funds which on average yielded 53 basis points more for the nine months than the average yield on Federal funds. Excess funds were also maintained at the Federal Reserve Bank, which was paying about 10 basis points more than Federal Funds.

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

Total loans increased 15.2% between September 30, 2008 and September 30, 2009 and increased 8.5% since December 31, 2008. The growth in loans despite the economic environment reflects QNB’s commitment to make credit available to its customers. The hiring of three experienced commercial loan officers in 2008 provides support to our continued goal of increasing loans outstanding and building customer relationships.

Average total commercial loans increased $41,320,000 when comparing the first nine months of 2009 to the first nine months of 2008. Most of the 15.1% growth in average commercial loans was in loans secured by real estate, either commercial or residential properties, which increased $35,210,000, or 19.5%, to $216,054,000. Included in this category are construction loans which increased from $21,894,000 at December 31, 2008 to $31,427,000 at September 30, 2009. This portfolio is diversified among different types of collateral and borrowers including: 1-4 family residential construction, medical facilities, factories, office buildings and land development loans. Commercial and industrial loans represent commercial purpose loans that are either secured by collateral other than real estate or unsecured. Many of these loans are for operating lines of credit. Average commercial and industrial loans increased $5,320,000, or 7.8%, when comparing the average balances for the nine month periods.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS (Continued)

Indirect lease financing receivables represent loans to small businesses that are collateralized by equipment. These loans tend to have higher risk characteristics but generally provide higher rates of return. These loans are originated by third parties and purchased by QNB based on criteria specified by QNB. The criteria include minimum credit scores of the borrower, term of the lease, type and age of equipment financed and geographic area. The geographic area primarily represents Pennsylvania and states contiguous to Pennsylvania. QNB is not the lessor and does not service these loans. Average indirect lease financing loans increased $1,892,000, or 14.6%, when comparing the nine-month periods. This increase is primarily related to  leases to the United States Department of Agriculture and a University.

Average residential mortgage loans increased $3,069,000, or 14.1%, when comparing the first nine months of 2009 to the first nine months of 2008. Included in this category are mortgages held-for-sale which increased on average $1,031,000 during this period. With the historically low level of interest rates over the past twelve months, mortgage activity, especially refinancing activity, has increased significantly. QNB does not originate or hold subprime 1-4 family mortgages or any other high-risk 1-4 family mortgage products. In addition, QNB sells, but continues to service, most of the fixed rate 1-4 family residential mortgages it originates, especially in the current low interest rate environment.

Average home equity loans continue to decline with average balances falling from $68,224,000 for the nine months of 2008 to $65,500,000 for the first nine months of 2009. With the decline in mortgage interest rates customers are paying down their home equity loans when they refinance their first mortgage. The other impact of the low interest rate environment is movement from fixed rate home equity loans to floating rate lines tied to prime. Fixed rate home equity term loans declined by $9,728,000 to $44,169,000 when comparing the nine-month periods. In contrast average floating rate home equity lines have increased by $7,004,000 comparing the same periods. The introduction of the Equity Choice product contributed to this migration.

Total investment securities were $253,779,000 at September 30, 2009 and $223,195,000 at December 31, 2008. The growth in the investment portfolio was primarily in high quality U.S. Government agency and agency mortgage-backed and CMO securities and tax-exempt State and municipal bonds which increased by $11,976,000, $16,440,000 and $8,657,000, respectively, when comparing December 31, 2008 and September 30, 2009. The growth in the investment portfolio reflects the significant deposit inflows, in excess of the increase in loans, received by the Company over the nine month period. QNB has increased its purchase of Government National Mortgage Association (GNMA) CMOs as these securities qualify for 0% risk-weighting for capital purposes. During 2009, approximately $7,000,000 of these securities were purchased. During the first quarter of 2009 QNB sold $6,000,000 in corporate bonds issued by financial institutions at a gain of $136,000. These bonds were sold to reduce credit risk in the portfolio.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS (Continued)

QNB does own CDOs in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by financial institutions, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. The senior tranches have the greatest level of protection, then the mezzanine tranches, and finally the income note holders who have the least protection. QNB holds eight of these securities with an amortized cost of $4,314,000 and a fair value of $1,284,000. The market for these securities at September 30, 2009 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new pooled trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels. Thus in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer. Although these securities are classified as available-for-sale, the Company does not intend to sell the securities and does not believe it will be required to sell the securities before recovery occurs. All of the trust preferred securities are rated lower than AA and are subject to the guidance of ASC 325 (formerly EITF Issue No. 99-20). Cash flow analyses for these trust preferred securities were prepared by a third party using various default and deferral scenarios of the issuers to determine if there was possible impairment. When evaluating these investments we determine a credit related portion and a non-credit related portion of OTTI. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. During the third quarter of 2009 a $753,000 other-than-temporary impairment charge was taken on three issues. It is possible that future calculations could require recording additional other-than-temporary impairment charges through earnings.

For the most part, earning assets are funded by deposits. Total average deposits increased $71,846,000, or 14.0%, to $584,743,000 for the first nine months of 2009 compared to the first nine months of 2008. It appears that customers are looking for the safety of FDIC insured deposits and the stability of a strong local community bank as opposed to the volatility of the equity markets and the uncertainty of the larger regional and national banks.

Most of the increase in average deposits was time deposits which increased $55,544,000, or 20.5%, to $326,418,000 for the first nine months of 2009. Included in this total was $107,700,000 of time deposits of $100,000 or more, an increase of $34,949,000 from the $72,751,000 reported for the first nine months of 2008. Higher yields relative to alternative investments, including other bank deposits, the opening of the Wescosville branch in November 2008, and the increase in FDIC coverage from $100,000 to $250,000 appear to be the impetus behind this growth.

Average non-interest bearing and interest-bearing demand accounts increased $1,843,000, or 3.6%, and $11,534,000, or 20.3%, respectively, when comparing the first nine months of 2009 and 2008. The high yielding eRewards checking product is the primary factor behind the growth. Average money market and savings account balances increased $8,621,000, or 17.8%, and $4,545,000, or 10.3%, when comparing the same periods while the average balance of municipal interest-bearing demand accounts decreased $10,241,000, or 24.7%. Municipalities and school districts have moved funds to other higher yielding QNB products or to alternative investments outside of QNB.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS (Continued)

Total assets at September 30, 2009 were $728,225,000 compared with $664,394,000 at December 31, 2008, an increase of 9.6%. Most of the growth in total assets since December 31, 2008 was in loans receivable and investment securities, which increased $33,881,000 and $30,584,000, respectively. In addition, interest-bearing deposits in banks increased by $9,141,000 as excess funds were kept in QNB’s Federal Reserve account as a higher yielding alternative to Federal funds sold.

On the liability side, total deposits increased by $54,369,000, or 9.9%, since year-end. In comparison to prior periods where the growth was centered in time deposits, the current growth reflects increases in both lower-cost core deposits, including savings and money market accounts, as well as higher-cost time deposits. Interest-bearing demand accounts increased $10,766,000, or 11.3%, to $106,396,000. These deposits can be volatile depending on the timing of deposits and withdrawals. The increase in interest-bearing demand accounts was primarily in the eRewards checking account product whose balances increased from $6,897,000 at December 31, 2008 to $16,440,000 at September 30, 2009. Personal interest-bearing demand accounts declined by $4,724,000 during this same time period.

Money market accounts increased $22,846,000, or 50.1%, from December 31, 2008 to $68,418,000 at September 30, 2009. Personal money market accounts increased by $8,881,000 while business accounts increased by $13,965,000. Savings account balances increased from $44,006,000 at December 31, 2008 to $52,983,000 at September 30, 2009, an increase of 20.4%. During the second quarter of 2009 QNB introduced an online eSavings account to compete with other online savings accounts. This account currently yields 1.85% and had balances of $5,540,000 at September 30, 2009.

Time deposits continued to grow, increasing $14,947,000 since December 31, 2008. The addition of the Wescosville branch during the fourth quarter of 2008 contributed to the growth in both total deposits and time deposits. Total deposits at this branch were $42,777,000 at September 30, 2009 compared with $22,479,000 at December 31, 2008. Included in these amounts were time deposits of $37,554,000 and $22,377,000, respectively, at September 30, 2009 and December 31, 2008.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At September 30, 2009, the Bank had a maximum borrowing capacity with the FHLB of approximately $121,074,000. At September 30, 2009, QNB had $10,000,000 in outstanding borrowings from the FHLB at a rate of 2.97%. These borrowings mature in January 2010. The maximum borrowing capacity changes as a function of qualifying collateral assets. In addition, the Bank maintains Federal funds lines with two correspondent banks totaling $18,000,000. At September 30, 2009, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY (Continued)

Cash and due from banks, interest-bearing deposits in banks, Federal funds sold, investment securities available-for-sale and loans held-for-sale totaled $269,359,000 and $236,168,000 at September 30, 2009 and December 31, 2008, respectively. The increase in liquidity sources is primarily the result of an increase of the available-for-sale securities portfolio and interest-bearing deposits held at the Federal Reserve Bank. These sources should be adequate to meet normal fluctuations in loan demand and deposit withdrawals. With the current low interest rate environment, it is anticipated that the investment portfolio will continue to provide significant liquidity as agency and municipal bonds are called and as cash flow on mortgage-backed and CMO securities continues to be steady.

Approximately $128,798,000 and $101,302,000 of available-for-sale securities at September 30, 2009 and December 31, 2008, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

In 2008, QNB opted into the FDIC’s Transaction Account Guarantee Program. This program provides unlimited deposit insurance for non-interest bearing transaction accounts. This program expires December 31, 2009.

As an additional source of liquidity, QNB has become a member of the Certificate of Deposit Account Registry Service (CDARS) program offered by the Promontory Interfinancial Network, LLC. CDARS is a funding and liquidity management tool that is used by banks to access funds and manage their balance sheet. It enables financial institutions to provide customers with full FDIC insurance on time deposits over $250,000.

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at September 30, 2009 was $57,434,000, or 7.89% of total assets, compared to shareholders' equity of $53,909,000, or 8.11% of total assets, at December 31, 2008. Shareholders’ equity at September 30, 2009 included a positive adjustment of $3,292,000 related to unrealized holding gains, net of taxes, on investment securities available-for-sale while shareholders’ equity at December 31, 2008 included a negative adjustment of $233,000 related to unrealized holding losses, net of tax benefits, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 7.43% and 8.15% at September 30, 2009 and December 31, 2008, respectively.

Average shareholders' equity and average total assets were $54,627,000 and $698,843,000 for the first nine months of 2009, an increase of 2.1% and 10.6%, respectively, from the averages for the year ended December 31, 2008. The ratio of average total equity to average total assets was 7.82% for the first nine months of 2009 compared to 8.47% for all of 2008.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL ADEQUACY (Continued)

The following table sets forth consolidated information for QNB Corp.:

Capital Analysis

	September 30, 2009	December 31, 2008
Tier I
Shareholder's Equity	$57,434	$53,909
Net unrealized securities (losses) gains	(3,292)	233
Net unrealized losses on available-for-sale equity securities	-	(246)
Total Tier I risk-based capital	$54,142	$53,896

Tier II
Allowable portion: Allowance for loan losses	5,573	3,836
Unrealized gains on equity securities	232	-
Total risk-based capital	$59,947	$57,732

Risk-weighted assets	$526,135	$466,721

Average assets	$727,152	$648,110

Capital Ratios

	September 30, 2009	December 31, 2008
Tier I capital/risk-weighted assets	10.29%	11.55%
Total risk-based capital/risk-weighted assets	11.39%	12.37%
Tier I capital/average assets (leverage ratio)	7.45%	8.32%

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for the total risk-based capital and 4.00% for leverage. QNB had a Tier I capital ratio of 10.29% and 11.55%, a total risk-based ratio of 11.39% and 12.37% and a leverage ratio of 7.45% and 8.32% at September 30, 2009 and December 31, 2008, respectively.

The decline in capital ratios from December 31, 2008 was a result of asset growth exceeding the growth rate of capital. Capital levels were impacted by the decision to repurchase common stock as well as the decision to increase the cash dividend during the first quarter of 2009. On January 24, 2008, QNB announced that the Board of Directors authorized the repurchase of up to 50,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. On February 9, 2009, the Board of Directors approved increasing the authorization to 100,000 shares. As of September 30, 2009, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There were no shares repurchased during the quarter ended September 30, 2009. As of September 30, 2008, QNB had not repurchased any shares under the Board’s authorization.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL ADEQUACY (Continued)

Also impacting the regulatory capital ratios was an increase in risk-weighted assets during the first nine months of 2009. Loan growth, primarily centered in commercial loans, accounted for approximately $38.5 million of the growth in risk-weighted assets, while $28.0 million of the increase in risk-weighted assets was due to mezzanine tranches of pooled trust preferred securities that were downgraded below investment grade during the first quarter of 2009. Although the amortized cost of these securities was only $4,314,000 at September 30, 2009, regulatory guidance required an additional $27,986,000 to be included in risk-weighted assets. The Bank utilized the method as outlined in the Call Report Instructions for an available-for-sale bond that has not triggered the Low Level Exposure (LLE) rule. The mezzanine tranches of CDOs that utilized this method of risk-weighting are 5 out of 8 pooled trust preferred securities (PreTSLs) held by the Bank as of September 30, 2009. The other 3 pooled trust preferred securities have only one tranche remaining so the treatment noted above does not apply. Partially offsetting these increases in risk-weighted assets was a decline of approximately $3.1 million of off-balance sheet items including letters of credit and unused commitments.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At September 30, 2009 and December 31, 2008, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTEREST RATE SENSITIVITY (Continued)

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on the interest rate environment at period end. Management also evaluates the impact of higher and lower interest rates by simulating the impact on net interest income of changing rates. While management performs rate shocks of 100, 200 and 300 basis points, it believes that, given the level of interest rates at September 30, 2009, it is unlikely that interest rates would decline by 200 or 300 basis points. The simulation results can be found in the chart below.

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

The nature of QNB’s current operation is such that it is not subject to foreign currency exchange or commodity price risk. At September 30, 2009, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

Change in Interest Rates	Net Interest Income	Dollar Change	% Change
+300 Basis Points	$24,397	$419	1.7%
+200 Basis Points	24,370	392	1.6
+100 Basis Points	24,292	314	1.3
Flat Rate	23,978	-	-
-100 Basis Points	23,365	(613)	(2.6)

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The information required in response to this item is set forth in Item 2, above.

ITEM 4.	CONTROLS AND PROCEDURES

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

QNB CORP. AND SUBSIDIARY

PART II.  OTHER INFORMATION

SEPTEMBER 30, 2009

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan
July 1, 2009 through July 31, 2009	-	-	-	42,117
August 1, 2009 through August 31, 2009	-	-	-	42,117
September 1, 2009 through September 30, 2009	-	-	-	42,117
Total	-	-	-	42,117

(1)	Transactions are reported as of settlement dates.

(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.

(3)	The number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000 as of the filing of this Form 10-Q.

(4)	QNB’s current stock repurchase plan has no expiration date.

(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Submission of Matters to Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3(i)	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrants Form DEF 14-A filed with the Commission on April 15, 2005).

Exhibit 3(ii)	Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrants Form 8-K filed with the Commission on January 23, 2006).

Exhibit 11	Statement Re: Computation of Earnings Per Share. (Included in Part I, Item I, hereof.)

Exhibit 31.1	Section 302 Certification of President and CEO

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 906 Certification of President and CEO

Exhibit 32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QNB Corp.

Date: November 13, 2009	By:	/s/ Thomas J. Bisko
Thomas J. Bisko President/CEO

Date: November 13, 2009	By:	/s/ Bret H. Krevolin
Bret H. Krevolin Chief Financial Officer