Form 10-K
period 2009-12-31
QNB CORP
filed 2010-04-01
CIK 750558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to ________________ .

Commission file number 0-17706

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2318082
State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization

15 North Third Street, Quakertown, PA	18951-9005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 538-5600

Securities registered pursuant to Section 12(b) of the Act: None.	Name of each exchange on which registered
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
YES ☑ NO ☐

Indicate by check mark whether the registrant  has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) curing the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
YES ☐ NO ☐

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
YES ☐ NO ☑

As of February 28, 2010, 3,094,445 shares of common stock of the registrant were outstanding.  As of June 30, 2009, the aggregate market value of the common stock of the registrant held by nonaffiliates was approximately $44,319,000 based upon the average bid and asked prices of the common stock as reported on the OTC BB.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for the annual meeting of its shareholders to be held  May 18, 2010 are incorporated by reference in Part III of this report.

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

QNB Corp. (herein referred to as QNB or the Company) cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time, and QNB assumes no duty to update forward-looking statements.  Management cautions readers not to place undue reliance on any forward-looking statements. These statements speak only as of the date of this Annual Report on Form 10-K, even if subsequently made available by QNB on its website or otherwise, and they advise readers that various factors, including those described above, could affect QNB’s financial performance and could cause actual results or circumstances for future periods to differ materially from those anticipated or projected.  Except as required by law, QNB does not undertake, and specifically disclaims any obligation, to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

The Bank is engaged in the general commercial banking business and provides a full range of banking services to its customers. These banking services consist of, among other things, attracting deposits and using these funds in making commercial loans, residential mortgage loans, consumer loans, and purchasing investment securities.  These deposits are in the form of time, demand and savings accounts. Time deposits include certificates of deposit and individual retirement accounts.  The Bank’s demand and savings accounts include money market accounts, interest-bearing demand accounts including a high-yield checking account, club accounts, traditional statement savings accounts, and a new high-yield online savings account.

At December 31, 2009, QNB had total assets of $762,426,000, total loans of $449,421,000, total deposits of $634,103,000 and total shareholders’ equity of $56,426,000. For the year ended December 31, 2009, QNB reported net income of $4,227,000 compared to net income for the year ended December 31, 2008 of $5,753,000.

At February 28, 2010, the Bank had 147 full-time employees and 30 part-time employees. The Bank’s employees have a customer-oriented philosophy, a strong commitment to service and a “sincere interest” in their customers’ success. They maintain close contact with both the residents and local business people in the communities in which they serve, responding to changes in market conditions and customer requests in a timely manner.

Competition and Market Area

The banking business is highly competitive, and the profitability of QNB depends principally upon the Bank’s ability to compete in its market area.  QNB faces intense competition within its market, both in making loans and attracting deposits.  The upper Bucks, southern Lehigh, and northern Montgomery counties have a high concentration of financial institutions, including large national and regional banks, community banks, savings institutions and credit unions.  Some of QNB’s competitors offer products and services that QNB currently does not offer, such as traditional trust services and full-service insurance.  In addition, as a result of consolidation in the banking industry, some of QNB’s competitors may enjoy advantages such as greater financial resources, a wider geographic presence, more favorable pricing alternatives and lower origination and operating costs. However, QNB has been able to compete effectively with other financial institutions by emphasizing the establishment of long-term relationships and customer loyalty. A strong focus on small-business solutions, providing fast local decision-making on loans, exceptional personal customer service and technology solutions, including internet-banking and electronic bill pay, also enable QNB to compete successfully.

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

MONETARY POLICY AND ECONOMIC CONDITIONS

The business of financial institutions is affected not only by general economic conditions, but also by the policies of various governmental regulatory agencies, including the Federal Reserve Board. The Federal Reserve Board regulates money, credit conditions and interest rates to influence general economic conditions primarily through open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in the reserve requirements against depository institutions’ deposits. These policies and regulations significantly affect the overall growth and distribution of loans, investments and deposits, as well as the interest rates charged on loans and the interest rates paid on deposits.

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to have significant effects in the future. In view of the changing conditions in the economy and the money markets in addition to the activities of monetary and fiscal authorities, the prediction of future changes in interest rates, credit availability or deposit levels is very challenging.

The recession, which economists suggest began in October 2007, became a major force over the past two years in the United States of America (U.S.) and around the world. In the U.S., the Government provided support for financial institutions that requested it in order to strengthen capital, increase liquidity and ease the credit markets. In the U.S., these actions provided capital for some banks and other financial institutions and generally increased regulations and oversight on virtually all banks. QNB has not requested or received any capital provided by the U.S. Government under these programs.

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

Regulatory Restrictions on Dividends

Dividend payments made by the Bank to the Company are subject to the Pennsylvania Banking Code, The Federal Deposit Insurance Act, and the regulations of the FDIC. Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally retained earnings). The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  Under the FDIA, the Bank is prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy its minimum capital requirements.  The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividends by the Bank to its additional paid-in capital (surplus). See also “Supervision and Regulation – Bank Regulation”.

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

Under these policies and subject to the restrictions applicable to the Bank, to remain “well-capitalized,” the Bank had approximately $4,671,000 available for payment of dividends to the Company at December 31, 2009.

Capital Adequacy

Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines.  The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of total capital must be Tier 1 capital. Tier 1 capital consists principally of common shareholders’ equity, plus retained earnings, less certain intangible assets. The remainder of total capital may consist of the allowance for loan losses, which is considered Tier 2 capital. At December 31, 2009, QNB’s Tier 1 capital and total capital (Tier 1 and Tier 2 combined) ratios were 10.30% and 11.51%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum leverage ratio. This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 4% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum. At December 31, 2009, QNB’s leverage ratio was 7.34%.

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

At December 31, 2009, the Bank qualified as well capitalized under these regulatory standards. See Note 20 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

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

FDIC Insurance Assessments

The Bank’s deposits are insured to applicable limits by the FDIC. The Bank is subject to deposit insurance assessments by the FDIC based on the risk classification of the Bank. In February 2006, deposit insurance modernization legislation was enacted. Effective March 31, 2006, the law merged the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) into a single Deposit Insurance Fund (DIF), increased deposit insurance coverage for IRAs to $250,000, provided for the future increase of deposit insurance on all accounts by authorizing the FDIC to index the coverage to the rate of inflation, authorized the FDIC to set the reserve ratio of the combined DIF at a level between 1.15% and 1.50%, and permitted the FDIC to establish assessments to be paid by insured banks. On October 3, 2008, in response to the ongoing economic crisis affecting the financial services industry, the Emergency Economic Stabilization Act of 2008 was enacted which raised the basic limit on FDIC coverage from $100,000 to $250,000 per depositor. This legislation has been extended and provides that the basic deposit insurance limit will return to $100,000 after December 31, 2013.  On January 1, 2014 the standard insurance amount will return to $100,000 per depositor for all amounts except IRA’s and certain other retirement accounts, which will remain at $250,000 per depositor.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I. Deposit insurance premiums are billed quarterly and in arrears. For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively.  For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively.  An institution’s assessment rate could be adjusted for several factors: ratio of its long-term unsecured debt to deposits, ratio of certain amounts of Tier 1 capital to adjusted assets, high levels of brokered deposits, high levels of asset growth (other than through acquisitions) and a ratio of brokered deposits to deposits in excess of 10%. An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%.

On May 22, 2009, the FDIC Board of Directors took further action to strengthen the DIF by adopting a final rule imposing a special assessment on insured institutions of 5 basis points on June 30, 2009 (payable at the end of September 2009). The amount of this special assessment for QNB was $332,000. On September 29, 2009, the FDIC adopted an Amended Restoration Plan to allow the DIF to return to a reserve ratio of 1.15% within eight years as mandated by statute, and simultaneously adopted higher annual risk-based assessment rates effective January 1, 2011. In 2009 the DIF’s liquid assets have been used to protect depositors of failed institutions. Because of bank failures and projected bank failures, the FDIC determined it needs to have more liquidity to protect depositors. Pursuant to this Amended Plan being adopted, the FDIC amended its assessment regulations to require all institutions to prepay, on December 30, 2009, their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, as estimated by the FDIC. The assessment paid by the Bank was $3,407,000 and the amount related to 2010 through 2012 is currently in a prepaid asset account. It will be expensed monthly during the years of 2010 through 2012 based on actual FDIC assessment rate calculations.

In 2006 when the FDIC approved the reinstatement of regular insurance assessments effective January 1, 2007, it also provided a credit to institutions that had paid assessments in the past to be used to offset their regular insurance assessments in future years. The credit for the Bank was $340,000, of which $210,000 and $130,000 was utilized in 2007 and 2008, respectively, to offset quarterly assessments. For the years ended December 31, 2009 and 2008, the Bank recorded $1,151,000 and $216,000, respectively, in FDIC deposit insurance premium expense.

In addition, all insured institutions of the FDIC are required to pay assessments to fund interest payments on Financing Corporation (FICO) bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the FICO bonds; however, beginning in 2000, commercial banks and thrifts are subject to the same assessment for FICO bonds. The FDIC has the authority to set the Financing Corporation assessment rate every quarter. The expense for 2009 and 2008 recorded by QNB was $60,000 and $57,000, respectively. These assessments will continue until the Financing Corporation bonds mature in 2017.

FDIC Temporary Liquidity Guarantee Program

On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee all non-interest bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”) and certain senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009 (the “Debt Guarantee Program”). The Transaction Account Guarantee Program is currently set to expire on June 30, 2010. In March 2009, the FDIC extended the Debt Program until October 31, 2009. Further, for any senior debt issued on or after April 1, 2009, the Debt Program will extend the FDIC guarantee until December 31, 2012. The FDIC also adopted new surcharges on debt issued under the Debt Program that have a maturity of one year or more and are issued on or after April 1, 2009. These surcharges will be deposited in the DIF.

All eligible institutions participated in the program without cost for the first 30 days of the program. After November 12, 2008, institutions were assessed at the rate of 10 basis points for transaction account balances in excess of $250,000 and at the rate of between 50 and 100 basis points of the amount of debt issued. Included in the FDIC insurance premium expense noted above are premiums related to this program of $7,000. Beginning in January 2010, institutions that did not opt out of the Transaction Account Guarantee Program will pay an increased assessment rate of 15 basis points for transaction account balances in excess of $250,000. QNB continues to participate in the Transaction Account Guarantee Program, but opted out of participation in the Debt Guarantee Program. Although the transaction account guarantee program was originally scheduled to expire on December 31, 2009, the FDIC implemented a final rule, effective as of October 1, 2009, extending the transaction account guarantee program by six months until June 30, 2010 (subject to the option of participating institutions to opt out of such six-month extension). QNB did not choose to opt out of the six-month extension.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At December 31, 2009, the Bank had $10 million in FHLB advances outstanding which matured and were repaid in January 2010.

As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB. At December 31, 2009, the Bank had $2,279,000 in stock of the FHLB which was well in excess of the amount needed to be in compliance with this requirement.

In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock to preserve capital. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the FHLB restricted stock as of December 31, 2009.

Emergency Economic Stabilization Act of 2008

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law. EESA, among other measures, authorizes the U.S. Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program, or “TARP.” The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Under the TARP Capital Purchase Program, the U.S. Treasury purchased equity securities from participating institutions. EESA also temporarily increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This temporary increase is scheduled to expire on December 31, 2013.

Incentive Compensation

On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Proposal provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of QNB and the Bank to hire, retain and motivate their key employees.

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

ITEM 1A. RISK FACTORS

The following discusses risks that management believes are specific to our business and could have a negative impact on QNB’s financial performance.  When analyzing an investment in QNB, the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this report, should be carefully considered. This list should not be viewed as comprehensive and may not include all risks that may affect the financial performance of QNB.

Economic and Market Risk

As discussed in the section “Supervision and Regulation,” the Board of Governors of the Federal Reserve System, the U.S. Congress, the U.S. Treasury, the FDIC, the SEC and others have taken numerous actions to address the current liquidity and credit crisis that has followed the subprime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the Federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

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

Dramatic declines in the U.S. housing market over the past two years, with decreasing home prices and increasing delinquencies and foreclosures, may have a negative impact on the credit performance of mortgage, consumer, commercial and construction loan portfolios resulting in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment may negatively impact the credit performance of commercial and consumer credit, resulting in additional write-downs.

Concerns over the stability of the financial markets and the economy have resulted in decreased lending by some financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the industry. In particular, we may face the following risks in connection with these events:

•	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions.

•
We also may be required to pay even higher FDIC premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

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

An inverted yield curve is the opposite of a normal yield curve and is characterized by short-term rates that are higher than longer-term rates. The presence of an inverted yield curve is considered to be an anomaly that is almost counterintuitive to the core business of banking. Inverted yield curves do not typically exist for more than a short period of time. In past economic cycles, the presence of an inverted yield curve has frequently foreshadowed a recession. The recent recession may suppress future asset growth trends and/or increase the influence of other forms of risk, such as credit risk, which could hamper opportunities for revenue expansion and earnings growth in the near term.

Credit Risk

As a lender, QNB is exposed to the risk that its borrowers may be unable to repay their loans and that the current market value of any collateral securing the payment of their loans may not be sufficient to assure repayment in full.  Credit losses are inherent in the lending business and could have a material adverse effect on the operating results of QNB.  Adverse changes in the economy or business conditions, either nationally or in QNB’s market areas, could increase credit-related losses and expenses and/or limit growth. Substantially all of QNB’s loans are to businesses and individuals in its limited geographic area and any economic decline in this market could impact QNB adversely. QNB makes various assumptions and judgments about the collectability of its loan portfolio and provides an allowance for loan losses based on a number of factors.  If these assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses and may cause QNB to increase the allowance in the future by increasing the provision for loan losses, thereby having an adverse effect on operating results. QNB has adopted underwriting and credit monitoring procedures and credit policies that management believes are appropriate to control these risks; however, such policies and procedures may not prevent unexpected losses that could have a material adverse affect on QNB’s financial condition or results of operations.

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

At December 31, 2009, our lending limit per borrower was approximately $8,615,000. Accordingly, the size of loans that we may offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limit. However, there can be no assurance that such participations will be available or on terms which are favorable to us and our customers.

Impairment Risk

QNB regularly purchases U.S. Government and U.S. Government agency debt securities, U.S. Government agency issued mortgage-backed securities or collateralized mortgage obligation securities, corporate debt securities and equity securities.  QNB is exposed to the risk that the issuers of these securities may experience significant deterioration in credit quality which could impact the market value of the issue.  QNB periodically evaluates its investments to determine if market value declines are other-than-temporary.  Once a decline is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized for the credit related portion of the impairment.

The Bank holds eight pooled trust preferred securities with an amortized cost of $4,073,000 and a fair value as of December 31, 2009 of $1,008,000. All of the trust preferred securities are available-for-sale securities and are carried at fair value. Currently, the market for these securities is not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new pooled trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels. These securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. The Bank owns the mezzanine tranches of these securities.

On a quarterly basis, we evaluate our debt securities for other-than-temporary impairment (OTTI), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit related portion and a non-credit related portion of OTTI are determined. All of the pooled trust preferred collateralized debt obligations held by QNB are rated lower than AA and are measured for OTTI within the scope of ASC 325 (formerly known as EITF 99-20-1). QNB performs a discounted cash flow analysis on all of its impaired debt securities to determine if the amortized cost basis of an impaired security will be recovered. In determining whether a credit loss exists, QNB uses its best estimate of the present value of cash flows expected to be collected from the debt security and discounts them at the effective yield implicit in the security at the date of acquisition. The discounted cash flow analysis is considered to be the primary evidence when determining whether credit related other-than-temporary impairment exists. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the fair value of the security and the amount of credit related impairment. During 2009, $1,002,000 in OTTI charges representing credit impairment were recognized on our investment in pooled trust preferred collateralized debt obligations.

The Company’s investment in marketable equity securities primarily consists of investments in large cap stock companies. These equity securities are analyzed for impairment on an ongoing basis. As a result of declines in equity values during 2009, $521,000 of other-than-temporary impairment charges were taken in 2009. QNB had four equity securities with unrealized losses of $14,000 at December 31, 2009. The severity and duration of the impairment is consistent with current stock market developments. Management believes these equity securities in an unrealized loss position will recover in the foreseeable future. QNB evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold those securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

The Bank is a member of the FHLB and is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB. At December 31, 2009, the Bank had $2,279,000 in stock of the FHLB which was in compliance with this requirement. These equity securities are restricted in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment write-downs have been recorded on these securities.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock to preserve capital. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. After evaluating all of these considerations, management believes the par value of its shares will be recovered and no impairment charge is necessary related to such restricted stock as of December 31, 2009. Future evaluations of the above mentioned factors could result in QNB recognizing an impairment charge.

Third-Party Risk

Third parties provide key components of the business infrastructure such as Internet connections and network access. Any disruption in Internet, network access or other voice or data communication services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could affect adversely the ability to deliver products and services to clients and otherwise to conduct business. Technological or financial difficulties of a third-party service provider could affect adversely the business to the extent those difficulties result in the interruption or discontinuation of services provided by that party.

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

FDIC Insurance Premiums

Since 2008, higher levels of bank failures have dramatically increased the claims against the deposit insurance fund. In addition, the FDIC instituted two temporary programs to further insure customer deposits at FDIC insured banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and noninterest-bearing transactional accounts are fully insured (unlimited coverage). These programs have placed additional stress on the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased assessment rates of insured institutions. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years of estimated deposit insurance premiums. The Company is generally unable to control the amount of premiums that the Bank is required to pay for FDIC insurance. If there are additional bank failures, or the cost of resolving prior failures exceeds expectations, the Bank may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact the Company’s earnings and financial condition.

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

Attracting and Retaining Skilled Personnel

Our success depends upon the ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees. Our ability to execute our business strategy and provide high quality service may suffer if we are unable to recruit or retain a sufficient number of qualified employees or if the costs of employee compensation or benefits increase substantially. QNB currently has employment agreements and change of control agreements with two of its senior officers.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

QNB Bank and QNB Corp.’s principal office is located at 15 North Third Street, Quakertown, Pennsylvania. QNB Bank conducts business from its principal office and eight other retail offices located in upper Bucks, southern Lehigh, and northern Montgomery counties in Pennsylvania. QNB Bank owns its principal office, two retail locations, its operations facility and a computer facility. QNB Bank leases its remaining six retail properties, as well as a parcel of land which will be the new location of the Wescosville branch once construction is completed. The leases on the properties generally contain renewal options. In management’s opinion, these properties are in good condition and are currently adequate for QNB’s purposes.

The following table details QNB Bank’s properties:

Location

Quakertown, PA	-	Downtown Office	Owned
15 North Third Street
Quakertown, PA	-	Towne Bank Center	Owned
320-322 West Broad Street
Quakertown, PA	-	Computer Center	Owned
121 West Broad Street
Quakertown, PA	-	Country Square Office	Leased
240 South West End Boulevard
Quakertown, PA	-	Quakertown Commons Branch	Leased
901 South West End Boulevard
Dublin, PA	-	Dublin Branch	Leased
161 North Main Street
Pennsburg, PA	-	Pennsburg Square Branch	Leased
410-420 Pottstown Avenue
Coopersburg, PA	-	Coopersburg Branch	Owned
51 South Third Street
Perkasie, PA	-	Perkasie Branch	Owned
607 Chestnut Street
Souderton, PA	-	Souderton Branch	Leased
750 Route 113
Wescosville, PA	-	Wescosville Branch	Leased
1042 Mill Creek Road
Wescosville, PA	-	Wescosville Land for Permanent Branch 950 Mill Creek Road	Leased

ITEM 3. LEGAL PROCEEDINGS

Although there is currently no material litigation to which QNB is the subject, future litigation that arises during the normal course of QNB’s business could be material and have a negative impact on QNB’s earnings.  Future litigation also could adversely impact the reputation of QNB in the communities that it serves.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

QNB common stock is quoted on the over-the-counter bulletin board (OTCBB). QNB had approximately 1,200 shareholders of record as of February 28, 2010.

The following table sets forth the high and low bid and ask stock prices for QNB common stock on a quarterly basis during 2009 and 2008. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

					Cash
	High		Low		Dividend
	Bid	Ask	Bid	Ask	Per Share
2009
First Quarter	$18.00	$20.00	$15.55	$16.00	$0.24
Second Quarter	18.40	19.30	16.25	16.85	0.24
Third Quarter	17.06	18.25	16.05	16.15	0.24
Fourth Quarter	18.00	18.90	16.20	16.50	0.24
2008
First Quarter	$24.00	$25.00	$19.25	$19.90	$0.23
Second Quarter	22.00	23.00	19.25	19.65	0.23
Third Quarter	20.00	21.70	16.05	16.75	0.23
Fourth Quarter	19.50	20.50	15.50	16.15	0.23

QNB has traditionally paid quarterly cash dividends on the last Friday of each quarter.  The Company expects to continue the practice of paying quarterly cash dividends to its shareholders; however, future dividends are dependent upon future earnings, financial condition, appropriate legal restrictions, and other factors relevant at the time the board of directors considers declaring a dividend. Certain laws restrict the amount of dividends that may be paid to shareholders in any given year.  See “Capital Adequacy” found on page 43 of this Form 10-K filing, and Note 20 of the Notes to Consolidated Financial Statements, found on page 76 of this Form 10-K filing, for the information that discusses and quantifies this regulatory restriction.

The following table provides information on repurchases by QNB of its common stock in each month of the quarter ended December 31, 2009.

	Total Number	Average	Total Number of Shares Purchased as Part of	Maximum Number of Shares that may yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under
Period	Purchased	per Share	Plan	the Plan
October 1, 2009 through October 31, 2009	–	N/A	–	42,117
November 1, 2009 through November 30, 2009	–	N/A	–	42,117
December 1, 2009 through December 31, 2009	–	N/A	–	42,117

(1)	Transactions are reported as of settlement dates.

(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.

(3)	The number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000 as of the filing of this Form 10-K.

(4)	QNB’s current stock repurchase plan has no expiration date.

(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Stock Performance Graph

Set forth below is a performance graph comparing the yearly cumulative total shareholder return on QNB’s common stock with:

•	the yearly cumulative total shareholder return on stocks included in the NASDAQ Market Index, a broad market index;

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

QNB Corp.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
QNB Corp.	100.00	83.99	81.88	81.61	61.18	62.79
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL $500M-$1B Bank Index	100.00	104.29	118.61	95.04	60.90	58.00
SNL Mid-Atlantic Bank Index	100.00	101.77	122.14	92.37	50.88	53.56
Source : SNL Financial LC, Charlottesville, VA

ITEM 6. SELECTED FINANCIAL AND OTHER DATA (in thousands, except share and per share data)

Year Ended December 31,	2009	2008	2007	2006	2005
Income and Expense
Interest income	$35,368	$35,285	$35,305	$32,002	$28,272
Interest expense	13,667	15,319	17,738	15,906	11,988

Net interest income	21,701	19,966	17,567	16,096	16,284
Provision for loan losses	4,150	1,325	700	345	–
Non-interest income	3,885	3,300	907	3,937	3,262
Non-interest expense	16,586	14,628	14,441	13,234	13,102

Income before income taxes	4,850	7,313	3,333	6,454	6,444
Provision for income taxes	623	1,560	286	1,034	1,398

Net income	$4,227	$5,753	$3,047	$5,420	$5,046

Share and Per Share Data
Net income - basic	$1.37	$1.83	$0.97	$1.73	$1.63
Net income - diluted	1.36	1.82	0.96	1.71	1.59
Book value	18.24	17.21	16.99	16.11	15.00
Cash dividends	0.96	0.92	0.88	0.84	0.78
Average common shares outstanding - basic	3,094,624	3,135,608	3,130,179	3,124,724	3,101,754
Average common shares outstanding - diluted	3,103,433	3,161,326	3,174,873	3,176,710	3,174,647

Balance Sheet at Year-end
Federal funds sold	–	$4,541	–	$11,664	–
Investment securities available-for-sale	$256,862	219,597	$191,552	219,818	$233,275
Investment securities held-to-maturity	3,347	3,598	3,981	5,021	5,897
Restricted investment in bank stocks	2,291	2,291	954	3,465	3,684
Loans held-for-sale	534	120	688	170	134
Loans receivable	449,421	403,579	381,016	343,496	301,349
Allowance for loan losses	(6,217)	(3,836)	(3,279)	(2,729)	(2,526)
Other earning assets	22,158	1,314	579	778	1,018
Total assets	762,426	664,394	609,813	614,539	582,205
Deposits	634,103	549,790	494,124	478,922	458,670
Borrowed funds	63,433	56,663	58,990	82,113	74,596
Shareholders’ equity	56,426	53,909	53,251	50,410	46,564

Selected Financial Ratios
Net interest margin	3.42%	3.56%	3.32%	3.12%	3.24%
Net income as a percentage of:
Average total assets	0.59	0.91	0.51	0.91	0.86
Average shareholders’ equity	7.73	10.76	5.94	10.89	10.83
Average shareholders’ equity to average total assets	7.70	8.47	8.51	8.37	7.98
Dividend payout ratio	70.31	50.17	90.42	48.45	47.96

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

Net income for the year ended December 31, 2009 was $4,227,000, or $1.36 per share on a diluted basis, compared to net income of $5,753,000, or $1.82 per share on a diluted basis, for the year ended December 31, 2008.

Two important measures of profitability in the banking industry are an institution’s return on average assets and return on average shareholders’ equity. Return on average assets was 0.59% and 0.91% in 2009 and 2008, respectively, and return on average shareholders’ equity was 7.73% and 10.76% in those same periods, respectively.

The core functions of the Bank, gathering deposits and making loans, continued to show strength and contributed positively to the results for both 2009 and 2008. However, the challenging economic environment and the continued uncertainty in the financial markets negatively impacted QNB’s earnings performance during these same periods as QNB had to increase its provision for loan losses and recognize credit related other-than-temporary impairment charges (OTTI) on investment securities. In addition, results for 2009 were impacted by higher industry-wide FDIC insurance premiums plus a special industry-wide FDIC assessment. These FDIC actions were a result of bank failures which significantly impacted the level of the Deposit Insurance Fund.

2009 versus 2008

The results for 2009 include the following significant components:

Net interest income increased $1,735,000, or 8.7%, to $21,701,000 for 2009.

•
During 2008, in response to liquidity issues in the world’s credit markets, the bursting of the housing bubble with the fallout of increased foreclosures, a deepening recession and increased unemployment, the Federal Reserve’s Open Market Committee (Fed) accelerated the pace of reducing the Federal funds target rate. The Fed reduced the Federal funds target rate by 400-425 basis points between January 2008 and December 2008, bringing the target rate from 4.25% at January 1, 2008 to a range of 0% to 0.25% at December 31, 2008. In response, the prime lending rate was also reduced from 7.25% at December 31, 2007 to 3.25% at December 31, 2008. As a result of these events the Treasury yield curve steepened during 2008 as short-term Treasury rates plunged to zero, and even went negative, and ten-year Treasury notes reached historic lows. At the end of 2008, the three-month T-bill rate was 0.11%, a decline of 325 basis points from prior year end, the two-year note was 0.76%, down 229 basis points from December 31, 2007, and the ten-year note’s yield was 2.25%, a decline of 179 basis points from December 31, 2007. The economy continued to struggle during 2009 and the Fed remained active with its liquidity programs while the government used fiscal stimulus to spark the economy. While the economy has shown signs of improvement the Fed has maintained its strategy of keeping short-term rates low. As a result, the yield curve continued to steepen during 2009 as longer term rates increased markedly while short-term yields rose only slightly. At December 31, 2009, the three-month T-bill rate was 0.07%, the two-year note’s yield was 1.15% and the ten-year note’s yield was 3.88%. In addition, the spread on virtually all debt securities tightened during 2009, which ultimately had the greatest impact on the yield on the investment portfolio as cash flow and deposit growth were reinvested at lower rates.

•
Average earning assets increased $80,746,000, or 13.4%, to $683,192,000 for 2009 with average loans increasing $44,926,000, or 11.7%, and average investment securities increasing $32,367,000, or 15.4%. The growth in loans was centered primarily in loans secured by commercial real estate or commercial and industrial loans.

•	Funding the growth in earning assets was an increase in average total deposits of $77,386,000, or 15.0%, to $594,328,000 for 2009. The growth is a result of increases in both core deposits, including checking, savings and money market accounts, as well as time deposits. The growth in interest bearing checking accounts and savings accounts reflects the positive response to the introduction of two high rate deposit products, eRewards Checking and Online eSavings as well as customer’s desire to do business with a strong institution that believes in community bank principles.

•	The net interest margin for 2009 was 3.42%, a decline of 14 basis points from the margin of 3.56% reported in 2008. The decline in the net interest margin is primarily the result of the yield on investment securities and short-term liquid assets like Federal funds and interest-earning cash accounts declining to a greater degree than the cost of deposits. An increase in non-earning assets including non-accruing loans, trust preferred securities and Federal Home Loan Bank stock also contributed to the decline in the net interest margin.

QNB recorded a provision for loan losses of $4,150,000 for 2009, compared with $1,325,000 for 2008. The significant increase in the provision for loan losses reflects the recent economic conditions, which has resulted in an increase in net charge-offs and higher levels of non-performing loans and delinquent loans. The significant growth in loans also contributed to the need for a higher provision for loan losses.

•	Net charge-offs for 2009 were $1,769,000, or 0.41% of average total loans, as compared with $768,000, or 0.20% of average total loans for 2008.

•
Total non-performing loans, which represent loans on non-accrual status, loans past due more than 90 days and still accruing, and restructured loans, were $6,102,000, or 1.36% of total loans at December 31, 2009, compared with $1,308,000, or 0.32% of total loans at December 31, 2008.

•	Total delinquent loans, which includes loans past due more than 30 days, increased to 2.17% of total loans at December 31, 2009 compared with 0.98% of total loans at December 31, 2008.

•	QNB’s non-performing loan and delinquent loan ratios of 1.36% and 2.17%, while elevated, continue to compare favorably with the average for Pennsylvania commercial banks with assets between $500 million and $1 billion, as reported by the FDIC. The total non-performing loan and total delinquent loan ratios for the Pennsylvania commercial banks were 2.34% and 3.74% of total loans, respectively, as of December 31, 2009.

•	The allowance for loan losses of $6,217,000 represents 1.38% of total loans at December 31, 2009 compared to $3,836,000, or 0.95% of total loans at December 31, 2008.

Non-interest income increased $585,000 to $3,885,000 for 2009

•
Net losses on investment securities were $454,000 in 2009 compared with net losses of $609,000 in 2008. The net loss for 2009 was comprised of credit related OTTI charges on pooled trust preferred securities and equity securities of $1,523,000 and net gains on the sales of securities of $1,069,000. The net loss in 2008 included OTTI charges on equity securities of $917,000 and net gains on sales of securities of $308,000.

•
Gains on the sale of residential mortgages increased from $93,000 in 2008 to $633,000 in 2009. Actions by the Federal Reserve to push mortgage rates down were successful, leading to an increase in loan origination and sales activity.

•	Income from the processing of merchant transactions increased $97,000, or 66.2%, to $243,000 as a result of the success in acquiring new merchants.

•	ATM and debit card income increased $87,000, or 9.4%, to $1,016,000 for 2009 as a result of the continued acceptance and use by consumers.

•	Partially offsetting the positive variances noted above was an increase in net losses on other real estate owned and repossessed assets, which increased $152,000 when comparing 2009 to 2008. This again reflects the difficult economic environment over the past year.

•	Non-interest income for 2008 included the recognition of $230,000 of income as a result of the Visa initial public offering and $48,000 from the proceeds of life insurance.

Non-interest expense increased $1,958,000, or 13.4%, to $16,586,000 for 2009.

•
Higher industry-wide FDIC insurance premiums plus a special FDIC assessment in the second quarter of 2009 resulted in FDIC expense increasing by $938,000. These actions by the FDIC were a result of bank failures which have significantly reduced the level of the Deposit Insurance Fund.

•
Salary and benefit expense increased $548,000 when comparing 2009 and 2008. Additional commercial lending and credit administration personnel to support the growth in the loan portfolio, the staffing of the Wescosville branch, opened in November 2008, and the payment of severance to a former executive of the Company account for the majority of the increase.

•	Third party service costs increased $268,000 from $807,000 for 2008 to $1,075,000 for 2009. The use of consultants for the development and training of employees, the valuation of the trust preferred securities and for an executive search contributed to the increase in third party service expense. Legal expense, primarily related to the collection of loans, the outsourcing of asset liability management reporting and administrative costs related to the eRewards checking product also contributed to the increase in third party services.

These items, as well as others, will be explained more thoroughly in the next sections.

Net Interest Income

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the years ended December 31, 2009 and 2008.

Net Interest Income
Year Ended December 31,	2009	2008
Total interest income	$35,368	$35,285
Total interest expense	13,667	15,319
Net interest income	21,701	19,966
Tax-equivalent adjustment	1,658	1,491
Net interest income (tax-equivalent basis)	$23,359	$21,457

Net interest income is the primary source of operating income for QNB. Net interest income is interest income, dividends, and fees on earning assets, less interest expense incurred for funding sources. Earning assets primarily include loans, investment securities, interest bearing balances at the Fed and Federal funds sold. Sources used to fund these assets include deposits and borrowed funds. Net interest income is affected by changes in interest rates, the volume and mix of earning assets and interest-bearing liabilities, and the amount of earning assets funded by non-interest bearing deposits.

For purposes of this discussion, interest income and the average yield earned on loans and investment securities are adjusted to a tax-equivalent basis as detailed in the table that appears above. This adjustment to interest income is made for analysis purposes only. Interest income is increased by the amount of savings of Federal income taxes, which QNB realizes by investing in certain tax-exempt state and municipal securities and by making loans to certain tax-exempt organizations. In this way, the ultimate economic impact of earnings from various assets can be more easily compared.

The net interest rate spread is the difference between average rates received on earning assets and average rates paid on interest-bearing liabilities, while the net interest margin, which includes interest-free sources of funds, is net interest income expressed as a percentage of average interest-earning assets.

Net interest income increased $1,735,000, or 8.7%, to $21,701,000 for 2009. On a tax-equivalent basis, net interest income for 2009 increased $1,902,000, or 8.9%, to $23,359,000. Strong growth in deposits and the deployment of these deposits into loans and investment securities was the primary contributor to the growth in net interest income. Total average deposits increased $77,386,000, or 15.0%, to $594,328,000 when comparing 2009 and 2008. Over this same time period total average loans increased $44,926,000, or 11.7%, and total average investment securities increased $32,367,000, or 15.4%. Partially offsetting the positive impact on net interest income of this strong growth was a 14 basis point decrease in the net interest margin. The net interest margin on a tax-equivalent basis was 3.42% for 2009 compared with 3.56% for 2008.

Average Balances, Rates, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Average Balance	2009 Average Rate	Interest	Average Balance	2008 Average Rate	Interest	Average Balance	2007 Average Rate	Interest
Assets
Federal funds sold	$992	0.15%	$2	$6,281	2.20%	$138	$6,252	5.11%	$320
Investment securities:
U.S. Treasury	5,075	1.41	71	5,152	3.46	178	5,088	4.74	241
U.S. Government agencies	47,717	3.97	1,892	37,391	5.03	1,881	32,845	5.58	1,832
State and municipal	50,921	6.50	3,308	43,394	6.51	2,826	39,878	6.60	2,631
Mortgage-backed and CMOs	126,883	4.89	6,200	107,069	5.50	5,894	102,730	5.19	5,328
Corporate bonds (fixed and variable)	5,839	1.36	79	12,689	6.11	776	14,360	7.08	1,017
Money market mutual funds	3,461	0.68	23	865	2.62	23	—	—	—
Equities	3,208	3.15	101	4,177	2.57	107	4,323	2.41	104
Total investment securities	243,104	4.80	11,674	210,737	5.54	11,685	199,224	5.60	11,153

Loans:
Commercial real estate	219,991	6.16	13,544	183,212	6.68	12,242	166,818	6.82	11,376
Residential real estate*	24,710	5.95	1,471	21,737	6.13	1,332	24,755	5.96	1,475
Home equity loans	64,918	5.14	3,338	68,249	5.83	3,977	69,340	6.51	4,514
Commercial and industrial	74,343	5.09	3,786	67,542	5.98	4,042	61,462	7.28	4,476
Indirect lease financing	14,735	8.62	1,270	13,372	9.79	1,309	13,471	9.48	1,277
Consumer loans	3,986	10.71	427	4,524	11.49	520	4,722	10.40	491
Tax-exempt loans	25,241	5.91	1,491	24,362	6.05	1,475	23,780	6.14	1,461
Total loans, net of unearned income	427,924	5.92	25,327	382,998	6.50	24,897	364,348	6.88	25,070
Other earning assets	11,172	0.21	23	2,430	2.33	56	2,723	6.68	182
Total earning assets	683,192	5.42	37,026	602,446	6.10	36,776	572,547	6.41	36,725
Cash and due from banks	9,815			10,716			11,299
Allowance for loan losses	(4,668)			(3,425)			(2,875)
Other assets	22,241			21,955			21,630
Total assets	$710,580			$631,692			$602,601

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing demand	$70,398	0.57%	403	$57,883	0.27%	156	$54,711	0.18%	99
Municipals	33,077	1.08	357	39,738	2.06	818	44,718	4.84	2,167
Money market	60,535	1.16	703	48,027	1.83	879	52,129	3.01	1,569
Savings	51,245	0.37	189	43,859	0.39	169	44,780	0.39	176
Time	218,047	3.13	6,829	198,500	4.10	8,143	184,643	4.52	8,348
Time of $100,000 or more	107,764	3.18	3,424	77,765	4.09	3,179	60,238	4.76	2,866
Total interest-bearing deposits	541,066	2.20	11,905	465,772	2.86	13,344	441,219	3.45	15,225
Short-term borrowings	21,817	1.14	248	22,197	2.12	471	22,930	3.53	809
Long-term debt	35,000	4.27	1,514	34,535	4.28	1,504	32,732	5.21	1,704
Total interest-bearing liabilities	597,883	2.29	13,667	522,504	2.93	15,319	496,881	3.57	17,738
Non-interest bearing deposits	53,262			51,170			50,942
Other liabilities	4,725			4,532			3,479
Shareholders’ equity	54,710			53,486			51,299
Total liabilities and shareholders’ equity	$710,580			$631,692			$602,601
Net interest rate spread		3.13%			3.17%			2.84%
Margin/net interest income		3.42%	$23,359		3.56%	$21,457		3.32%	$18,987

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.

Non-accrual loans are included in earning assets.

* Includes loans held-for-sale.

Rate-Volume Analysis of Changes in Net Interest Income (1)(2)(3)

	2009 vs. 2008			2008 vs. 2007
	Change due to		Total	Change due to		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Federal funds sold	$(116)	$(20)	$(136)	$1	$(183)	$(182)
Investment securities:
U.S. Treasury	(3)	(104)	(107)	3	(66)	(63)
U.S. Government agencies	519	(508)	11	254	(205)	49
State and municipal	490	(8)	482	232	(37)	195
Mortgage-backed and CMOs	1,090	(784)	306	225	341	566
Corporate bonds (fixed and variable)	(419)	(278)	(697)	(118)	(123)	(241)
Money market mutual funds	67	(67)	-	23	-	23
Equities	(24)	18	(6)	(4)	7	3
Loans:
Commercial real estate	2,457	(1,155)	1,302	1,118	(252)	866
Residential real estate	182	(43)	139	(179)	36	(143)
Home equity loans	(194)	(445)	(639)	(71)	(466)	(537)
Commercial and industrial	407	(663)	(256)	442	(876)	(434)
Indirect lease financing	134	(173)	(39)	(10)	42	32
Consumer loans	(62)	(31)	(93)	(21)	50	29
Tax-exempt loans	53	(37)	16	36	(22)	14
Other earning assets	203	(236)	(33)	(20)	(106)	(126)
Total interest income	4,784	(4,534)	250	1,911	(1,860)	51
Interest expense:
Interest-bearing demand	34	213	247	6	51	57
Municipals	(138)	(323)	(461)	(241)	(1,108)	(1,349)
Money market	229	(405)	(176)	(124)	(566)	(690)
Savings	29	(9)	20	(4)	(3)	(7)
Time	802	(2,116)	(1,314)	627	(832)	(205)
Time of $100,000 or more	1,227	(982)	245	833	(520)	313
Short-term borrowings	(8)	(215)	(223)	(26)	(312)	(338)
Long-term debt	16	(6)	10	99	(299)	(200)
Total interest expense	2,191	(3,843)	(1,652)	1,170	(3,589)	(2,419)
Net interest income	$2,593	$(691)	$1,902	$741	$1,729	$2,470

(1) Loan fees have been included in the change in interest income totals presented. Non-accrual loans have been included in average loan balances.

(2) Changes due to both volume and rates have been allocated in proportion to the relationship of the dollar amount change in each.

(3) Interest income on loans and securities is presented on a tax-equivalent basis.

The Rate-Volume Analysis table, as presented on a tax-equivalent basis, highlights the impact of changing rates and volumes on total interest income and interest expense. Total interest income on a tax-equivalent basis increased $250,000, or 0.7%, in 2009, to $37,026,000, while total interest expense decreased $1,652,000, or 10.8%, to $13,667,000. The increase in interest income was the result of the growth in earning assets outpacing the impact of the decline in interest rates. Volume growth contributed an additional $4,784,000 of interest income offsetting the decline in interest income of $4,534,000 resulting from lower interest rates. With regard to interest expense, lower funding costs resulted in a decline in interest expense of $3,843,000, more than offsetting the $2,191,000 increase in interest expense caused by volume growth.

The yield on earning assets on a tax-equivalent basis decreased 68 basis points from 6.10% for 2008 to 5.42% for 2009. In comparison, the rate paid on interest-bearing liabilities decreased 64 basis points from 2.93% for 2008 to 2.29% for 2009.

Interest income on investment securities decreased only $11,000 when comparing the two years as the $32,367,000, or 15.4%, increase in average balances offset the 74 basis point decline in the average yield of the portfolio. The average yield on the investment portfolio was 4.80% for 2009 compared with 5.54% for 2008. The decline in the yield on the investment portfolio is primarily the result of an increase in liquidity resulting from deposit growth and a significant increase in cash flow from the investment portfolio as prepayment speeds on mortgage-backed securities and CMOs ramped-up as did the amount of calls of agency and municipal securities. The reinvestment of these funds were generally in securities that had lower yields than what they replaced. The growth in the investment portfolio was primarily in high quality U.S. Government agency and agency mortgage-backed and CMO securities and tax-exempt State and municipal bonds.

Income on Government agency securities increased by $11,000 as the $10,326,000, or 27.6%, growth in average balances was almost entirely offset by a 106 basis point decline in yield from 5.03% for 2008 to 3.97% for 2009. Most of the bonds in the agency portfolio have call features ranging from three months to five years, many of which were exercised as a result of the current low interest rate environment. The proceeds from these called bonds were reinvested in securities with significantly lower yields. As of December 31, 2009 the balance of the portfolio was $69,731,000 and the yield was 3.36%. The yield in this portfolio is likely to continue to decline in 2010 as approximately half the portfolio is anticipated to be called based on interest rates as of December 31, 2009.

Interest income on mortgage-backed securities and CMOs increased $306,000 with growth in the portfolio contributing $1,090,000. Average balances increased $19,814,000, or 18.5%, to $126,883,000. This increase in interest income due to higher balances was partially offset by a $784,000 decrease in interest income resulting from a 61 basis point decline in yield. The yield on the mortgage-backed portfolio decreased from 5.50% to 4.89% when comparing 2008 and 2009. During the fourth quarter of 2009 QNB sold $3,347,000 of non-agency issued CMOs and $14,345,000 of mortgage-backed securities as a net gain of $525,000. The non-agency issued CMOs were sold to reduce credit risk while the mortgage-backed securities sold were prepaying at very fast speeds.

Interest on tax-exempt municipal securities increased $482,000 with higher balances accounting for $490,000 of additional income. Average balances of tax-exempt municipal securities increased $7,527,000, or 17.4%, to $50,921,000 for 2009. The yield on the state and municipal securities portfolio declined by only one basis point when comparing the two years. Credit concerns in the municipal market arising from issues with the insurance companies that insure the bonds resulted in yields on municipal bonds remaining high despite the significant decline in treasury market rates. This is known as spread widening and occurred during the first half of 2009. By the end of 2009 spreads had tightened considerably and yields, while still attractive on a relative basis, declined. As of December 31, 2009 the balance in this category was $57,507,000 with a tax-equivalent yield of 6.17%.

Interest income on corporate bonds declined by $697,000 from $776,000 for 2008 to $79,000 for 2009. During this same period the yield on the corporate portfolio declined from 6.11% for 2008 to 1.36% for 2009. The decline in both interest income and the yield is primarily the result of several events. To reduce credit risk in the portfolio, in January 2009, QNB sold $6,000,000 in corporate bonds issued by financial institutions at a gain of $136,000. The bonds sold had an average yield of 6.89%. This followed the sale in June 2008, of approximately $2,000,000 of Lehman Brothers bonds, which had a yield of 7.25%. These bonds were sold at a small gain. The other event was the placement of the pooled trust preferred securities on non-accrual in 2009. The income recognized on the trust preferred securities was $5,000 in 2009 compared with $243,000 in 2008.

The yield on the total investment portfolio is anticipated to continue to decline as cash flow from the portfolio as well as excess liquidity is reinvested at current market rates which are below the projected portfolio yield at December 31, 2009 of 4.49%.

Income on loans increased $430,000 to $25,327,000 when comparing 2009 to 2008 as the impact of declining interest rates was offset by the growth in the portfolio. Average loans increased $44,926,000, or 11.7%, and contributed an additional $2,977,000 in interest income. The yield on loans decreased 58 basis points, to 5.92% when comparing the same periods, resulting in a reduction in interest income of $2,547,000. The decline in the yield on the loan portfolio reflects the impact of lower interest rates, primarily loans indexed to the prime lending rate such as commercial loans and home equity lines of credit. Also impacting the yield in 2009 was the increase in lost interest on loans placed on non-accrual. Reducing the impact of the decline in interest rates on loan yields is the structure of the loan portfolio, which has a significant portion of fixed-rate and adjustable-rate loans with fixed-rate terms for three to five years. Also helping to stabilize the yield was the implementation of interest rate floors on some variable rate commercial loans and home equity lines of credit. Positively impacting the yield on loans and the net interest margin in 2008 was the recognition of $109,000 related to a prepayment penalty on a commercial loan participation that paid off. This had the impact of increasing the yield on loans by approximately three basis points and the net interest margin by two basis points.

Most of the growth in the loan portfolio, both in terms of balances and interest income, was in the category of commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $1,302,000, with average balances increasing $36,779,000, or 20.1%, to $219,991,000, for 2009. The growth in this category resulted in an additional $2,457,000 in interest income. The yield on commercial real estate loans was 6.16% for 2009, a decline of 52 basis points from the 6.68% reported for 2008. The decline in the yield on the portfolio reduced interest income by $1,155,000.

Interest on commercial and industrial loans, the second largest category, declined $256,000 with the impact of the increase in average balances being offset by the impact of the decline in yield. Average commercial and industrial loans increased $6,801,000, or 10.1%, to $74,343,000 for 2009, contributing an additional $407,000 in interest income. The average yield on these loans decreased 89 basis points to 5.09% resulting in a reduction in interest income of $663,000. The commercial and industrial loan category was impacted significantly by the action by the Fed to lower interest rates since a large portion of this category of loans is indexed to the prime lending rate.

Residential mortgage loan activity, which was slow for most of 2008, picked up significantly during the first half of 2009 as mortgage rates declined in response to actions by the Federal government. Income on residential real estate loans increased by $139,000 when comparing the two years, as the increase in balances offset the small decline in yield. The average balance of residential mortgages increased $2,973,000, or 13.7%, when comparing 2009 to 2008, while the average yield decreased by 18 basis points to 5.95% for 2009. With the support of Federal government programs designed to lower interest rates on residential mortgage loans and to stimulate the housing market, mortgage rates did decline to historically low levels during 2009. However, mortgage rates did not decline to the magnitude that Treasury rates declined as spreads widened on mortgage loans and mortgage-backed securities due to issues in the credit markets. QNB sells most of the fixed rate loans it originates, especially in the current low rate environment. Included in the increase in average balances was an increase of $858,000 in residential mortgages held-for-sale. The increase in residential real estate loans held in the portfolio was in the category of hybrid arms, mostly loans with a rate fixed for 10 years followed by annual adjustments, which increased by $2,960,000 on average when comparing 2009 to 2008.

Income on home equity loans declined by $639,000 when comparing the two years. During this same time period average home equity loans decreased $3,331,000, or 4.9%, to $64,918,000, while the yield on the home equity portfolio decreased 69 basis points to 5.14%. The demand for home equity loans has declined as home values have fallen preventing some homeowners from having equity in their homes to borrow against while others have taken advantage of the low interest rates on mortgages and refinanced their home equity loans into a new mortgage. Included in the home equity portfolio are floating rate home equity lines tied to the prime lending rate. The average balance of these loans increased by $6,586,000, or 43.0%, to $21,890,000 for 2009. In contrast, average fixed rate home equity loans declined by $9,917,000, or 18.7%, to $43,028,000. The movement from fixed rate to floating rate loans reflects the significant decline in the prime rate to 3.25% and the introduction of the Equity Choice product during 2008. This product is a variable rate line of credit indexed to the prime rate that allows the borrower to carve out portions of the variable rate balance and to fix the rate on that portion based on the term and rate at that time. As the fixed rate portion is paid down, the available amount under the line increases. As with commercial and industrial loans tied to the prime rate, QNB began to institute a rate floor on these prime based loans.

Interest income on Federal funds sold decreased $136,000 when comparing the two years, a result of the decision by management to primarily invest its short-term excess funds in either AAA rated money market mutual funds included in the investment securities portfolio or in its account at the Federal Reserve Bank, both of which were paying more than Federal funds. The average balance of Federal funds sold for 2009 was $992,000 compared with $6,281,000 for 2008, while the average rate earned was 0.15% and 2.20% for the same periods, respectively. Income on money market mutual funds was $23,000 for both years while the average balances were $3,461,000 for 2009 and $865,000 for 2008 resulting in a yield of 0.68% and 2.62%, respectively. The yield on money markets did decline during 2009 and eventually was in the range of the Federal funds rate. The average balance held at the Federal Reserve Bank was $8,385,000 for 2009 compared with $207,000 for 2008. Beginning in the fourth quarter of 2008 the Fed began paying 0.25% on balances in excess of required reserves. This resulted in interest income of $21,000 for 2009 included in other earning assets.

Income on other earning assets is comprised of interest on deposits in correspondent banks, primarily the Federal Reserve Bank as discussed above, and dividends on restricted investments in bank stocks, primarily the Federal Home Loan Bank of Pittsburgh (FHLB). Income on other earning assets declined from $56,000 for 2008 to $23,000 for 2009. In December 2008, the FHLB notified member banks that it was suspending dividend payments to preserve capital. FHLB dividend income was $38,000 for 2008.

For the most part, earning assets are funded by deposits, which increased on average by $77,386,000, or 15.0%, to $594,328,000, when comparing 2009 and 2008. It appears that customers are looking for the safety of FDIC insured deposits and the stability of a strong local community bank as opposed to the volatility of the equity markets and the uncertainty of the larger regional and national banks. On October 3, 2008, in response to the ongoing economic crisis affecting the financial services industry, the Emergency Economic Stabilization Act of 2008 was enacted which temporarily raised the basic limit on FDIC coverage from $100,000 to $250,000 per depositor until December 31, 2009. However, legislation was passed during the second quarter of 2009 that extended the higher coverage through December 31, 2013. In addition, on October 13, 2008, the FDIC established a program under which the FDIC will fully guarantee all non-interest bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”). On August 26, 2009 the FDIC amended the program to extend the date six months until June 30, 2010 to those institutions that do not opt out of participating. QNB is participating in the Transaction Account Guarantee Program. These programs likely contributed to the growth in deposits.

While total income on earning assets on a tax-equivalent basis increased $250,000 when comparing 2009 to 2008, total interest expense declined $1,652,000. Interest expense on total deposits decreased $1,439,000 while interest expense on borrowed funds decreased $213,000 when comparing the two years. The rate paid on interest-bearing liabilities decreased 64 basis points from 2.93% for 2008 to 2.29% for 2009. During this same period, the rate paid on interest-bearing deposits decreased 66 basis points from 2.86% to 2.20%.

While most categories of deposits increased when comparing the two years, the largest balance increase in average deposits was in time deposits which grew $49,546,000, or 17.9%, to $325,811,000 for 2009. Included in this total was $107,764,000 of time deposits of $100,000 or more, an increase of $29,999,000 from the $77,765,000 reported for 2008. Higher yields relative to alternative investments, including other bank deposits, especially at the end of 2008 and the first half of 2009, and the increase in FDIC coverage, as discussed above, appear to be the impetus behind this growth. In addition, the opening of the Wescosville branch in November 2008 has been extremely successful and contributed to the significant growth in time deposits. Average time deposit balances at this location were $35,625,000 for 2009 compared with $984,000 for 2008.

When comparing 2009 to 2008, interest expense on time deposits decreased $1,069,000. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. Over the course of 2008 and 2009 a significant amount of time deposits have repriced lower as rates have declined. The average rate paid on time deposits decreased from 4.10% for 2008 to 3.15% for 2009 and as a result interest expense declined by $3,098,000. Partially offsetting the impact of lower rates was $2,029,000 in additional expense related to the 17.9% increase in average balances.

Approximately $182,447,000, or 56.8%, of time deposits at December, 31, 2009 will reprice or mature over the next 12 months. The average rate paid on these time deposits is approximately 2.85%. This compares to $218,096,000, or 70.1% of time deposits that were paying 3.47% at December 31, 2008. Given the short-term nature of QNB’s time deposit portfolio and the current rates being offered, it is likely that the average rate paid on time deposits should continue to decline as higher costing time deposits are repriced lower. The challenge will be to retain these deposits which to date QNB has done successfully.

Average interest-bearing demand accounts increased $12,515,000, or 21.6%, to $70,398,000 for 2009. Interest expense on interest-bearing demand accounts increased from $156,000 for 2008 to $403,000 for 2009 while the average rate paid increased from 0.27% to 0.57%. The increase in average balances, interest expense and the average rate paid is primarily the result of eRewards checking, a high rate checking account introduced during the third quarter of 2008. At the time of introduction the account paid interest of 4.01% on balances up to $25,000. In order to receive this rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and perform at least 12 check card transactions per cycle. As of April 1, 2009, the rate paid on balances up to $25,000 was reduced to 3.25%. For 2009, the average balance in the product was $14,056,000 and the related interest expense was $373,000 for an average yield of 2.65%. This lower rate than the offering rate reflects the lower rate paid on accounts that do not meet the qualifications and receive a rate of 0.15% and balances in excess of $25,000 which receive a rate of 1.01%. In comparison the average balance for 2008 was $2,099,000 with a related interest expense of $70,000 and an average rate paid of 3.35%. In February 2010, the rate on this product was reduced to 2.75%. Even with the drop in the rate paid, it is anticipated that this product will continue to result in the movement of balances from lower yielding deposit accounts to this product, but will also result in obtaining new customers and additional deposits of existing customers. This product also generates fee income through the use of the check card.

Interest expense on municipal interest-bearing demand accounts decreased from $818,000 for 2008 to $357,000 for the same period in 2009. The decrease in interest expense was the result of both volume and rate declines. The average balance of municipal interest-bearing demand accounts decreased $6,661,000, or 16.8%, while the average interest rate paid on these accounts decreased from 2.06% for 2008 to 1.08% for 2009. The decline in average balances accounted for $138,000 of the decrease in interest expense while the decline in the average rate paid contributed $323,000. Most of these accounts are tied directly to the Federal funds rate with some having rate floors between 0.50% and 1.50%. The balances in many of these accounts are seasonal in nature and are dependant upon the timing of the receipt of taxes and the disbursement by the schools and municipalities.

Average money market accounts increased $12,508,000, or 26.0%, to $60,535,000 for 2009 compared with 2008. Despite the significant increase in balances, interest expense on money market accounts declined $176,000 to $703,000 for 2009 compared to 2008. Interest expense related to the increase in average balances was $229,000 while the decline in the rate paid had the impact of decreasing interest expense by $405,000. The average interest rate paid on money market accounts was 1.83% for 2008 and 1.16% for 2009, a decline of 67 basis points. Included in total money market balances is the Select Money Market Account, a higher yielding money market product that pays a tiered rate based on account balances. With the sharp decline in short-term interest rates, the rates paid on the Select Money Market Account have declined as well. The growth in balances is in consumer, business and municipal accounts and appears to reflect the desire for safety, liquidity and a rate comparable with short-term time deposits.

During the second quarter of 2009 QNB introduced an online only eSavings account to compete with other online savings accounts. This product, with an average balance of $3,874,000 for the year, contributed to the $7,386,000, or 16.8%, increase in average savings accounts when comparing the two years. Statement savings accounts also increased $3,704,000, or 8.7%, when comparing the same periods. The average rate paid on savings accounts declined two basis points from 0.39% for 2008 to 0.37% for 2009. Since the eSavings account currently pays a yield of 1.85%, the average rate paid on total savings accounts will most likely increase as growth occurs in this product.

Contributing to the decrease in total interest expense was a reduction in interest expense on short-term borrowings of $223,000. The average rate paid on short-term borrowings declined from 2.12% for 2008 to 1.14% for 2009. Short-term borrowings are primarily comprised of repurchase agreements (a sweep product for commercial customers). While not directly indexed to the Federal funds rate, the rate paid on these accounts moves closely with the Federal funds rate and as a result declined when comparing the two periods. The average balance of short-term borrowings decreased slightly from $22,197,000 for 2008 to $21,817,000 for 2009.

Provision For Loan Losses

The provision for loan losses represents management’s determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management’s best estimate of the known and inherent losses in the existing loan portfolio. Actual loan losses, net of recoveries, serve to reduce the allowance. Recent economic conditions contributed to high rates of unemployment and a softening of the residential and commercial real estate markets. These factors have had a negative impact on both consumers and small businesses and have contributed to an increase in net charge-offs and higher levels of non-performing and delinquent loans. These results when combined with the inherent risk related to the significant growth in the loan portfolio, contributed to QNB recording a provision for loan losses of $4,150,000 in 2009, compared with $1,325,000 in 2008. Continued strong growth in the loan portfolio or further deterioration in credit quality could result in a continuation of an elevated provision for loan losses in 2010.

Non-Interest Income

QNB, through its core banking business, generates various fees and service charges. Total non-interest income is composed of service charges on deposit accounts, ATM and check card income, income on bank-owned life insurance, mortgage servicing fees, gains and losses on investment securities and residential mortgage loans.

Total non-interest income was $3,885,000 in 2009 compared with $3,300,000 in 2008, an increase of $585,000, or 17.7%. Included in non-interest income in 2008 was the recognition of $230,000 of income as a result of the Visa initial public offering and $48,000 from the proceeds of a life insurance policy. The primary factors contributing to the increase in non-interest income in 2009 was a $540,000 increase in gains on the sale of residential mortgages and a $155,000 reduction in losses on investment securities.

Year ended December 31,	2009	2008
Total non-interest income, as reported	$3,885	$3,300
Less adjustments for non-core operating activities:
Net loss on investment securities available-for-sale	(454)	(609)
Visa income	–	230
Net gain on sale of loans	633	93
(Loss) gain on sale of repossessed assets	(135)	17
Loss on disposal of fixed assets	–	(2)
Income from life insurance proceeds	–	48
Sales tax refund	–	24
Total non-interest income excluding non-core operating activities	$3,841	$3,499

Fees for services to customers, the largest component of non-interest income, are primarily comprised of service charges on deposit accounts. These fees were $1,743,000 for 2009, a $60,000, or 3.3%, decline from 2008. Overdraft charges, which represent approximately 78% of total fees for services to customers in 2009, declined by $118,000, or 8.0%, when comparing 2009 to 2008. This appears to be a reflection of the slower economy as customers reduced their number of transactions which resulted in fewer overdrafts. Overdraft income is likely to decline further in 2010 as QNB has reduced its overdraft charge by $2.00 per item. In addition, recent and pending legislation could have a negative impact on the amount of overdrafts income. Partially offsetting this reduction in fee income in 2009 was a $36,000, or 27.6% increase in fees on business checking accounts. This increase reflects the impact of a lower earnings credit rate in 2009 compared to 2008, resulting from the decline in short-term interest rates. These earnings credits are applied against service charges to reduce the costs paid by the customer.

ATM and debit card income is primarily comprised of transaction income on debit cards and ATM cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $1,016,000 in 2009, an increase of $87,000, or 9.4%, from the amount recorded in 2008. Debit card income increased $52,000, or 7.7%, to $721,000, in 2009 while ATM interchange income increased $38,000, or 25.3%, to $188,000. The increase in debit and ATM card income was a result of the continuing increased reliance on the card as a means of paying for goods and services by both consumers and business cardholders. The higher rate of increase in ATM PIN-based transactions is a function of some merchants recommending lower costing PIN based transactions over higher costing signature debit transactions. Also contributing to the increase in ATM and debit card income was the introduction, during the third quarter of 2008, of eRewards checking, a high yield checking account which requires a minimum of twelve debit card transactions per statement cycle to receive the premium interest rate.

Income on bank-owned life insurance (BOLI) represents the earnings and death benefits on life insurance policies in which the Bank is the beneficiary. Income on these policies was $309,000 and $343,000 in 2009 and 2008, respectively. As mentioned previously 2008 BOLI income includes life insurance death benefit income of $48,000. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which minimize how low the earnings rate can go. Some of these policies are currently at their floor.

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to and over the period of net servicing income or loss. On a quarterly basis, servicing assets are assessed for impairment based on their fair value. Mortgage servicing fees were $124,000 in 2009, compared to $69,000 in 2008, an increase of $55,000. Included in mortgage servicing income in 2008 was a negative fair value adjustment of $32,000 recorded against certain tranches of mortgage servicing rights whose fair value had declined below book value. The secondary market for mortgage servicing rights had deteriorated significantly during 2008 as a result of a number of factors, including: an increase in perceived servicing costs due to forecasted increased collection efforts, bankruptcies and foreclosures, a decline in prevailing mortgage rates resulting in higher forecasted mortgage prepayment speeds, and a general increase in risk aversion toward mortgage assets in general, and mortgage servicing rights in particular. The mortgage servicing market settled down in 2009 and as a result QNB was able to recover $28,000 of the fair market adjustment in 2009. Negatively impacting mortgage servicing income over the period was an increase in amortization expense. Amortization expense related to the mortgage servicing asset was $100,000 in 2009 and $77,000 in 2008. The increase in amortization expense over the past year reflects the acceleration in mortgage activity, including early payoffs through mortgage refinancing, resulting from historically low mortgage rates. The average balance of mortgages serviced for others was $75,007,000 for 2009 compared to $69,367,000 for 2008. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded. For additional information on intangible assets see Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this Report.

The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed-income portfolio in an effort to take advantage of changes in the shape of the yield curve, changes in spread relationships in different sectors, and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio.

QNB recorded net losses on investment securities of $454,000 in 2009 compared with net losses of $609,000 in 2008. The net loss for 2009 included credit related OTTI charges on pooled trust preferred securities of $1,002,000. The impairment charge resulted from a valuation performed by an independent third party that included a review of all eight pooled trust preferred securities owned by the Bank. The net loss for 2009 also included OTTI charges on equity securities of $521,000, net gains on the sale of debt securities of $660,000 and net gains on the sale of equity securities of $409,000. During 2009, in an effort to reduce credit risk QNB sold $6,000,000 in corporate bonds issued by financial institutions and $3,347,000 of non-agency issued collateralized mortgage backed securities. In addition, $14,345,000 of higher coupon faster paying mortgage-backed securities were sold in the fourth quarter to reposition the cashflow of the portfolio. Included in the $609,000 loss in 2008 were OTTI charges of $917,000 related to securities in the equity portfolio. Net gains on the sale of available-for-sale securities were $308,000 in 2008 and included $67,000 in gains from the fixed income portfolio and $241,000 in gains from the equity portfolio.

The net gain on the sale of residential mortgage loans was $633,000 and $93,000 in 2009 and 2008, respectively. Residential mortgage loans to be sold are identified at origination. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Proceeds from the sale of residential mortgages were $25,400,000 for 2009 compared with $7,958,000 for 2008, again reflecting the increase in activity resulting from the low rate environment. Also impacting the amount of gains recognized were $189,000 and $60,000 for 2009 and 2008, respectively, related to the recognition of mortgage servicing assets recorded at the time of sale.

 Other income declined by $158,000 when comparing the $514,000 recorded in 2009 to the $672,000 recorded in 2008. The majority of the difference was a result of the following:

•	Visa income of $230,000 recorded in 2008 and discussed above.

•	Loss on the sale of other real estate owned and repossessed assets was $134,000 compared with a gain of $17,000 recorded in 2008.

•	Merchant income increased $97,000, or 66.2%, as a result of successfully obtaining new merchant accounts.

•
Letter of credit fees increased $92,000 mainly as a result of fees for new letters of credit including a quarterly fee related to a letter of credit participation which was entered into during the fourth quarter of 2008.

•	Income from investment in title insurance company increased by $42,000, a result of the increase in mortgage activity.

•	Recognition of income related to the reversal of a $44,000 accrual recorded in prior years as a result of a decision to amend the terms of a group term life plan.

•	Sales and use tax refund of $24,000 received in 2008.

•	The processing of official checks was internalized in 2009 resulting in a loss of income of $30,000 when compared to 2008.

Non-Interest Income Comparison

			Change from Prior Year
Year Ended December 31,	2009	2008	Amount	Percent
Fees for services to customers	$1,743	$1,803	$(60)	(3.3)%
ATM and debit card	1,016	929	87	9.4
Bank-owned life insurance	309	343	(34)	(9.9)
Mortgage servicing fees	124	69	55	79.7
Net loss on investment securities available-for-sale	(454)	(609)	155	(25.5)
Net gain on sale of loans	633	93	540	580.6
Other	514	672	(158)	(23.5)
Total	$3,885	$3,300	$585	17.7%

Non-Interest Expense

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services and various other operating expenses. Total non-interest expense was $16,586,000 in 2009, an increase of $1,958,000, or 13.4%, from the $14,628,000 recorded in 2008. The largest contributing factor to the increase in non-interest expense was FDIC insurance premium expense which increased $938,000 to $1,211,000 for 2009. The higher expense is primarily the result of a special assessment levied on all insured institutions as well as an increased assessment rate levied on all institutions. These actions were taken by the FDIC in order to replenish the Deposit Insurance Fund which has been reduced as a result of bank failures. The special assessment contributed $332,000 of the total increase in FDIC costs. Strong deposit growth along with QNB’s participation in the FDIC’s Transaction Account Guarantee Program also contributed to the higher premiums. In addition, the amount of FDIC expense recorded in 2008 was reduced by $130,000 as a result of the use of a credit approved by the FDIC in 2006. QNB’s overhead efficiency ratio, which represents the percentage of each dollar of revenue that is used for non-interest expense, is calculated by taking non-interest expense divided by net operating revenue on a tax-equivalent basis. QNB’s efficiency ratios for 2009 and 2008 were 60.9% and 59.1%, respectively.

Salaries and benefits expense is the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments where appropriate. Salaries and benefits expense for 2009 was $8,525,000, an increase of $548,000, or 6.9%, over the $7,977,000 reported in 2008. Salary expense for 2009 was $6,843,000, an increase of $398,000, or 6.2%, over the $6,445,000 reported in 2008. Included in salary and benefit expense for 2009 was $109,000 in severance related expense for a former executive of the Company; while salary and benefit expense for 2008 includes an accrual for incentive compensation for all employees of $212,000. There was no incentive compensation expense in 2009. Also contributing to the increase in salary expense was an increase of nine in the average number of full-time equivalent employees. The staffing of the Wescosville branch, opened in November 2008, and additional commercial lending personnel and credit administration staff to support the growth in loans account for most of the increase in the number of employees.

Benefit expense for 2009 was $1,682,000, an increase of $150,000, or 9.8%, from the amount recorded in 2008. Payroll tax and retirement plan expense increased $39,000 and $35,000, respectively, a function of higher salary expense. Medical and dental premiums, long-term disability and life insurance expense increased $36,000 compared to 2008, a 7.0% increase.

Net occupancy expense for 2009 was $1,343,000, an increase of $6,000, or 0.4%, from the amount reported in 2008. Branch rent expense increased $33,000, utilities expense increased $14,000 and building security expense increased $15,000 when comparing the two periods. These increases relate primarily to the new branch. Offsetting these increases was a $59,000 reduction in building repairs and maintenance expense. The majority of the decrease was the result of reducing the frequency of third-party cleaning services which resulted in a savings of $40,000 for 2009 compared to 2008. A portion of the decrease in building repairs and maintenance was also a result of the opening of the Wescosville branch in 2008. Due to the short term nature of the lease agreement some items were expensed in 2008. It is anticipated that the permanent branch in Wescosville will open in the fall of 2010.

Furniture and equipment expense decreased $17,000, or 1.4%, to $1,220,000, when comparing 2009 to 2008. Furniture and equipment under $1,000 is generally not capitalized. These types of items were $25,000 higher in 2008 than in 2009 as a result of information technology purchases as well as items needed for the Wescosville branch.

Marketing expense was $647,000 for 2009, a decrease of $41,000, or 6.3%, from the $688,000 recorded in 2008. Sales promotion expense was higher in 2008 due primarily to expenses related to the rebranding of the Quakertown National Bank as QNB Bank.

Third-party services are comprised of professional services including legal, accounting and auditing, and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third-party services expense was $1,075,000 in 2009, compared to $807,000 in 2008, an increase of $268,000, or 33.2%. The largest portion of the increase relate to the following third party services:

•	Legal expense increased $73,000, to $129,000, with most of the increase a result of loan collection costs.

•
Consultant expense increased by $93,000 to $133,000 with expenses associated with an executive search consultant, employee development and training and the valuation of the pooled trust preferred securities contributing to the increase.

•	Correspondent banking service expenses increased $12,000, primarily caused by lower crediting rates that help offset the fees incurred on these accounts.

•
Vendor costs in connection with the eRewards checking account introduced during the second quarter of 2008 increased $18,000. This fee is based on the number of active accounts which increased significantly when comparing the two years.

Telephone, postage and supplies expense decreased $16,000, or 2.6%, to $609,000. Supplies expense decreased $27,000 when comparing 2009 to 2008. The higher expense in 2008 relates to costs associated with the rebranding of QNB Bank, including the purchase of new supplies, plastics for debit cards and obsolescence costs related to the old Quakertown National Bank supplies. Telephone expense increased $8,000, or 4.6%, primarily a result of an additional branch for a full year.

State tax expense represents the payment of the Pennsylvania Shares Tax, which is based primarily on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $539,000 and $507,000 for the years 2009 and 2008, respectively. The Pennsylvania Shares Tax increased $28,000 in 2009 reflecting higher equity levels. The Pennsylvania Shares Tax for 2009 was $532,000.

Other expense increased $240,000, or 20.4%, to $1,417,000 for the year ended December 31, 2009. The majority of the difference was a result of the following:

•	Service and sales training costs increased $60,000 for training of branch and call center personnel.

•	Expenses incurred in connection with foreclosed real estate and repossessed assets increased $34,000.

•
Expenses increased $55,000 related to the processing of check card transactions as well as the production of replacement cards. The increase in processing costs is a function of the increase in the number of transactions while the replacement cost increase relates primarily to a security breach at a third-party processor.

•
Directors fees increased $40,000 with approximately half of this increase attributable to increases in retainer and meeting fees and the remainder of the increase a result of additional Committee meetings held throughout the year.

•
ATM refunds resulting from qualifying eRewards checking accounts, which provide refunds for ATM fees charged to our customers by other institutions, accounted for $22,000 of the 2009 increase. The eRewards checking accounts were introduced in May of 2008.

Non-Interest Expense Comparison

			Change from Prior Year
Year Ended December 31,	2009	2008	Amount	Percent
Salaries and employee benefits	$8,525	$7,977	$548	6.9%
Net occupancy	1,343	1,337	6	0.4
Furniture and equipment	1,220	1,237	(17)	(1.4)
Marketing	647	688	(41)	(6.0)
Third party services	1,075	807	268	33.2
Telephone, postage and supplies	609	625	(16)	(2.6)
State taxes	539	507	32	6.3
FDIC insurance premiums	1,211	273	938	343.6
Other	1,417	1,177	240	20.4
Total	$16,586	$14,628	$1,958	13.4%

Income Taxes

Applicable income taxes and effective tax rates were $623,000, or 12.8%, for 2009 compared to $1,560,000, or 21.3%, for 2008. The lower effective tax rate for 2009 is predominately related to the higher provision for loan losses and the OTTI charges taken, which reduced the amount of taxable income and as a result, tax-exempt income from loans and securities comprised a higher proportion of pre-tax income. For a more comprehensive analysis of income tax expense and deferred taxes, refer to Note 12 in the Notes to Consolidated Financial Statements.

Financial Condition

Financial service organizations are challenged to demonstrate they can generate sustainable and consistent earnings growth in a dynamic operating environment. This challenge was evident in 2009 and 2008 as financial institutions, including QNB, had to operate in an unprecedented economic environment which included a global recession, the freeze-up in credit markets, the bursting of the housing bubble, significant losses in the equity markets and historically low interest rates. While the economy is showing signs of improvement, a challenging economic environment is anticipated to continue in 2010.

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

Total assets at December 31, 2009 were $762,426,000, an increase of $98,032,000, or 14.8%, when compared with total assets of $664,394,000 at December 31, 2008. The growth in total assets since December 31, 2008 was centered in loans receivable and investment securities which increased $45,842,000 and $37,014,000, respectively. In addition, interest-bearing deposits in banks increased by $20,882,000 when comparing the two year-ends. The category of other assets increased $2,655,000 from December 31, 2008 to December 31, 2009, primarily as a result of a prepaid FDIC assessment of $3,209,000 as of December 31, 2009. On September 29, 2009, the FDIC adopted an Amended Restoration Plan. Pursuant to this Plan being adopted, the FDIC amended its assessment regulations to require all institutions to prepay, on December 30, 2009, their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, as estimated by the FDIC. The assessment paid by the Bank was $3,407,000 and the amount related to 2010 through 2012 is currently in a prepaid asset account. It will be expensed monthly during the years of 2010 through 2012 based on actual FDIC assessment rate calculations.

Funding the growth in assets was an increase in total deposits of $84,313,000, or 15.3%, to $634,103,000 at December 31, 2009 and an increase in short-term borrowings, primarily commercial sweep accounts, of $6,770,000. The growth in total deposits reflects increases in core deposits, including interest-bearing demand, money market and savings accounts, as well as time deposits. Contributing to the increase in deposits was the opening of QNB’s new branch in the fast growing areas of Wescosville and Emmaus in Lehigh County in November 2008. This location had total deposits of $42,864,000 at December 31, 2009 compared with $22,479,000 at December 31, 2008. The category of other liabilities increased $5,144,000 from December 31, 2008 to December 31, 2009 and includes $4,998,000 of unsettled trades of investment securities. These trades settled in January 2010.

Average total assets increased 12.5% in 2009 and 4.8% in 2008 with average total loans and investment securities increasing 11.7% and 15.4% in 2009 compared to 5.1% and 5.8% in 2008. During these same time periods average total deposits increased 15.0% and 5.0%, respectively.

The following discussion will further detail QNB’s financial condition during 2009 and 2008.

Investment Securities and Other Short-Term Investments

QNB had interest bearing balances at the Federal Reserve Bank of $22,125,000 at December 31, 2009 compared with $117,000 at December 31, 2008. These balances are included in the category of interest bearing deposits in banks. At December 31, 2009 and 2008 QNB had Federal funds sold of $0 and $4,541,000, respectively. With the decline in the Federal funds rate to between 0.0% and 0.25% the decision was made to maintain excess funds for liquidity purposes at the Fed which was paying 0.25% and carries a 0% risk weighting for risk-based capital purposes. Higher balances were maintained at the Fed at December 31, 2009 in anticipation of paying down $10,000,000 in FHLB advances in January 2010 and for the payment of the unsettled investment trades, noted previously.

Total investment securities at December 31, 2009 and 2008 were $260,209,000 and $223,195,000, respectively. For the same periods, approximately 76.0% and 72.1%, respectively, of QNB’s investment securities were either U.S. Government, U.S. Government agency debt securities, U.S. Government agency issued mortgage-backed securities or collateralized mortgage obligation securities (CMOs). As of December 31, 2009, QNB held no securities of any one issue or any one issuer (excluding the U.S. Government and its agencies) that were in excess of 10% of shareholders’ equity.

In light of the fact that QNB’s investment portfolio represents a significant portion of earning assets and interest income, QNB actively manages the portfolio in an attempt to maximize earnings, while considering liquidity needs, interest rate risk and credit risk. Proceeds from the sale of investments were $26,006,000 in 2009 compared to $4,128,000 during 2008. During 2009, in an effort to reduce credit risk QNB sold $6,000,000 in corporate bonds issued by financial institutions and $3,347,000 of non-agency issued collateralized mortgage backed securities. Also, $14,345,000 of higher coupon faster paying mortgage-backed securities were sold in the fourth quarter to reposition the cashflow of the portfolio. In addition to the proceeds from the sale of investment securities, proceeds from maturities, calls and prepayments of securities were $88,575,000 in 2009, compared with $46,301,000 in 2008. The higher amount of proceeds in 2009 reflects the lower interest rate environment which resulted in an increase in the amount of bonds called as well as the amount of prepayments on mortgage-backed securities and CMOs. The 2009 and 2008 proceeds along with the increase in deposits were used primarily to fund loan growth and purchase replacement securities. In 2009, $144,365,000 of investment securities were purchased compared with $81,138,000 in 2008.

As a result of this activity and the effort to reduce credit risk and manage cash flow, the composition of the portfolio changed significantly over the past year. With the sale of mortgage-backed securities in December 2009, the balances declined by $5,698,000 to $61,649,000 and represent 23.7% of the portfolio at December 31, 2009 compared with 30.2% of balances at the end of 2008. U.S. Government agency securities increased from $44,194,000, or 19.8% of the portfolio at the end of 2008 to $69,731,000, or 26.8% of the portfolio at December 31, 2009. The increase in agency securities is partially the result of the purchase of callable securities that were used to match the expected withdrawal of deposits of a local school district. Based on the current rate environment it is anticipated that many of the agency securities will be called during the first half of 2010. CMOs increased by $12,250,000 to $61,317,000 and represent 23.6% of the portfolio at December 31, 2009, compared with 22.0% at December 31, 2008. QNB has increased its purchase of Government National Mortgage Association (GNMA) CMOs as these securities qualify for 0% risk-weighting for capital purposes. As a result of widening spreads on tax-exempt state and municipal securities in 2009, QNB increased its holdings by $11,860,000 to represent 22.1% of the portfolio at December 31, 2009, compared with 20.6% at December 31, 2008. Other debt securities, which includes corporate bonds and pooled trust preferred securities decreased to 0.6% of the portfolio at the end of 2009 compared with 3.8% and 7.3% of the portfolio at December 31, 2008 and 2007, respectively. The decline in other debt securities over the past two years is primarily the result of the sale of corporate bonds as well as the decline in fair value of the pooled trust preferred securities. These sales were made to reduce the credit risk in the portfolio. The weighted average yield on the portfolio as of December 31, 2009 and 2008 was 4.43% and 5.52%, respectively. The decline in yield is the result of an increase in liquidity resulting from deposit growth and a significant increase in cash flow from the investment portfolio as prepayment speeds on mortgage-backed securities and CMOs ramped-up as did the amount of calls of agency and municipal securities. The reinvestment of these funds was generally in securities that had lower yields than what they replaced. It is anticipated that the yield will continue to decline in 2010 as the proceeds from the call and maturity of investment securities continues to be reinvested at lower rates.

Collateralized debt obligations (CDOs) are securities derived from the packaging of various assets with many backed by subprime mortgages. These instruments are complex and difficult to value. QNB did a review of its mortgage related securities and concluded that it has no exposure to subprime mortgages within its mortgage-backed securities portfolio and its CMO portfolio. QNB does not own any CDOs backed by subprime mortgages.

QNB does own CDOs in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by financial institutions, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. The senior tranches have the greatest level of protection, then the mezzanine tranches, and finally the income note holders who have the least protection. QNB holds eight of these securities with an amortized cost of $4,073,000 and a fair value of $1,008,000. All of the trust preferred securities are available-for-sale securities and are carried at fair value. During 2009, QNB took credit related OTTI charges through the income statement of $1,002,000. For additional detail on these securities see Note 4 Investment Securities and Note 18 Fair Value Measurements and Fair Values of Financial Instruments.

QNB accounts for its investments by classifying its securities into three categories. Securities that QNB has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders’ equity. Management determines the appropriate classification of securities at the time of purchase. QNB held no trading securities at December 31, 2009 or 2008.

At December 31, 2009 and 2008, investment securities totaling $133,136,000 and $101,302,000, respectively, were pledged as collateral for repurchase agreements and public deposits.

Investment Portfolio History

December 31,	2009	2008	2007
Investment Securities Available-for-Sale
U.S. Treasuries	$5,013	$5,124	$5,037
U.S. Government agencies	69,731	44,194	30,502
State and municipal securities	54,160	42,300	39,368
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	61,649	67,347	57,411
Collateralized mortgage obligations (CMOs)	61,317	49,067	40,775
Other debt securities	1,533	8,476	14,301
Equity securities	3,459	3,089	4,158
Total investment securities available-for-sale	$256,862	$219,597	$191,552
Investment Securities Held-to-Maturity
State and municipal securities	$3,347	$3,598	$3,981
Total investment securities held-to-maturity	$3,347	$3,598	$3,981
Total investment securities	$260,209	$223,195	$195,533

Investment Portfolio Maturities and Weighted Average Yields

December 31, 2009	Under 1 Year	1-5 Years	5-10 Years	Over 10 Years	Total
Investment Securities Available-for-Sale
U.S. Treasuries:
Fair value	$3,511	$1,502	–	–	$5,013
Weighted average yield	0.43%	1.04%	–	–	0.61%
U.S. Government agencies:
Fair value	–	$36,932	$27,855	$4,944	$69,731
Weighted average yield	–	3.18%	3.40%	4.37%	3.36%
State and municipal securities:
Fair value	1,213	$6,431	$18,144	$28,372	$54,160
Weighted average yield	4.12%	5.99%	6.54%	5.94%	6.11%
Mortgage-backed securities:
Fair value	–	$61,649	–	–	$61,649
Weighted average yield	–	4.76%	–	–	4.76%
Collateralized mortgage obligations (CMOs)
Fair value	$3,832	$57,485	–	–	$61,317
Weighted average yield	5.18%	4.27%	–	–	4.32%
Other debt securities: (1)
Fair value	–	$525	–	$1,008	$1,533
Weighted average yield	–	9.04%	–	0.15%	1.03%
Equity securities:
Fair value	–	–	–	$3,459	$3,459
Weighted average yield	–	–	–	3.65%	3.65%
Total fair value	$8,556	$164,524	$45,999	$37,783	$256,862
Weighted average yield	3.06%	4.25%	4.61%	4.98%	4.39%
Investment Securities Held-to-Maturity
State and municipal securities:
Amortized cost	–	–	$3,347	–	$3,347
Weighted average yield	–	–	7.12%	–	7.12%

Securities are assigned to categories based on stated contractual maturity except for mortgage-backed securities and CMOs which are based on anticipated payment periods. See interest rate sensitivity section for practical payment and repricing characteristics. Tax-exempt securities were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent and a Tax Equity and Financial Responsibility Act (TEFRA) adjustment of 13 basis points. Weighted average yields on investment securities available-for-sale are based on historical cost.
(1) Category includes $863,000 of pooled trust preferred securities that are on non-accrual status.

Investments Available-For-Sale

Available-for-sale investment securities include securities that management intends to use as part of its liquidity and asset/liability management strategy. These securities may be sold in response to changes in market interest rates, changes in the securities prepayment or credit risk or in response to the need for liquidity. At December 31, 2009, the fair value of investment securities available-for-sale was $256,862,000, or $2,611,000 above the amortized cost of $254,251,000. This compared to a fair value of $219,597,000, or $353,000 below the amortized cost of $219,950,000, at December 31, 2008. An unrealized holding gain of $1,723,000, net of tax, was recorded as an increase to shareholders’ equity as of December 31, 2009, while an unrealized holding loss of $233,000, net of tax, was recorded as a decrease to shareholders’ equity as of December 31, 2008. The fair value of the portfolio, especially the state and municipal mortgage-backed and CMO sectors, benefited from the significant decline in interest rates. However, this benefit was partially offset by the decline in fair value of the pooled trust preferred issues as discussed above. The available-for-sale portfolio, excluding equity securities, had a weighted average maturity of approximately 3 years at December 31, 2009, and 2 years 7 months at December 31, 2008. The weighted average tax-equivalent yield was 4.39% and 5.50% at December 31, 2009 and 2008, respectively.

The weighted average maturity is based on the stated contractual maturity or likely call date of all securities except for mortgage-backed securities and CMOs, which are based on estimated average life. The maturity of the portfolio could be shorter if interest rates would decline and prepayments on mortgage-backed securities and CMOs increase or if more securities are called. However, the estimated average life could be longer if rates were to increase and principal payments on mortgage-backed securities and CMOs would slow or bonds anticipated to be called are not called. The interest rate sensitivity analysis on page 45 reflects the repricing term of the securities portfolio based upon estimated call dates and anticipated cash flows assuming an unchanged, as well as a simulated, interest rate environment.

Investments Held-To-Maturity

Investment securities held-to-maturity are recorded at amortized cost. Included in this portfolio are state and municipal securities. At December 31, 2009 and 2008, the amortized cost of investment securities held-to-maturity was $3,347,000 and $3,598,000, respectively, and the fair value was $3,471,000 and $3,683,000, respectively. The held-to-maturity portfolio had a weighted average maturity of approximately 1 year 7 months at December 31, 2009, and 2 years 4 months at December 31, 2008. The weighted average tax-equivalent yield was 7.12% and 6.93% at December 31, 2009 and 2008, respectively.

Loans

QNB’s primary business is to accept deposits and to make loans to meet the credit needs of the communities it serves. Loans are the most significant component of earning assets and growth in loans to small businesses and residents of these communities has been a primary focus of QNB. QNB has been successful in achieving loan growth even during this difficult economic period. Inherent within the lending function is the evaluation and acceptance of credit risk and interest rate risk. QNB manages credit risk associated with its lending activities through portfolio diversification, underwriting policies and procedures and loan monitoring practices.

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

QNB manages the risk associated with commercial loans, which generally have balances larger than retail loans, by having lenders work in tandem with credit analysts while maintaining independence between personnel. In addition, a Bank loan committee and a committee of the Board of Directors review and approve certain loan requests on a weekly basis. At December 31, 2009, there were no concentrations of loans exceeding 10% of total loans other than disclosed in the table on page 38.

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

Substantially all originations of loans to individuals for residential mortgages with maturities of 20 years or greater are sold in the secondary market. At December 31, 2009 and 2008, real estate residential loans held-for-sale were $534,000 and $120,000, respectively. These loans are carried at the lower of aggregate cost or market.

Total loans, excluding loans held-for-sale, at December 31, 2009 were $449,421,000, an increase of $45,842,000, or 11.4%, from December 31, 2008. A key financial ratio is the loan to deposit ratio which was 71.0% at December 31, 2009, compared with 73.4%, at December 31, 2008. The slight decline in the loan to deposit ratio is more a function of the rapid increase in deposits, rather than a slowdown in lending. Despite the recent difficult economic environment, the Bank continues to make loans available to credit worthy residents and businesses. The hiring of additional experienced commercial loan officers and additional credit administration staff in 2008 and 2009 provides support to our continued goal of increasing loans outstanding and building customer relationships.

The Allowance for Loan Losses Allocation table on page 38 shows the percentage composition of the loan portfolio over the past five years. Between 2008 and 2009 the makeup of the portfolio changed slightly with loans secured by commercial real estate, the largest sector of the portfolio, increasing from 35.3% of the portfolio at December 31, 2008 to 38.5% of the portfolio at December 31, 2009. Loans secured by commercial real estate increased by $30,520,000, or 21.4%, to $173,019,000 at December 31, 2009, following an 8.5% increase between December 31, 2007 and 2008. While loans secured by commercial real estate represent a significant portion of the total portfolio, the collateral is diversified including investment properties, manufacturing facilities, office buildings, retirement and nursing home facilities, warehouses and owner occupied facilities. Commercial real estate loans have drawn the attention of the regulators in recent years as a potential source of risk. As a result, QNB has increased its monitoring of these types of loans. QNB has had no net charge-offs in this category over the past five years and as of December 31, 2009 and 2008 has $1,063,000 and $387,000, respectively, in loans in this category classified as non-accruing or past due 90 days or more.

Real estate loans secured by residential properties increased by $4,287,000, or 3.4%, to $128,825,000 at December 31, 2009, and represented 28.7% of the portfolio at this date, a decline from the 30.9% as of December 31, 2008. The increase in the balance in this category in 2009 is primarily centered in commercial purpose loans secured by residential properties which increased by $8,152,000 from $34,263,000 at December 31, 2008 to $42,415,000 at December 31, 2009.

Also included in this category are residential mortgage loans secured by first lien 1-4 family residential mortgages which increased by $1,838,000 from $22,091,000 at December 31, 2008 to $23,929,000 at December 31, 2009 and home equity loans which declined by $5,620,000, or 8.2%, to 62,564,000 at December 31, 2009. With the historically low level of interest rates mortgage activity, especially refinancing activity, has increased significantly. QNB does not originate or hold subprime 1-4 family mortgages or any other high-risk 1-4 family mortgage products. In addition, QNB sells, but continues to service, most of the fixed rate 1-4 family residential mortgages it originates, especially in the current low interest rate environment. The demand for home equity loans has declined as home values have stabilized or fallen and many homeowners are paying down their home equity loans when they refinance their first mortgage. Another impact of the low interest rate environment is the movement from fixed rate home equity loans to floating rate lines tied to prime. Fixed rate home equity term loans declined by $11,070,000, or 22.3%, to $38,528,000 at December 31, 2009 while floating rate home equity lines of credit increased by $5,450,000, or 29.3%, to $24,036,000. The movement from fixed rate to floating rate loans reflects the significant decline in the prime rate to 3.25% and the introduction of the Equity Choice product during 2008. This product is a variable rate line of credit indexed to the prime rate that allows the borrower to carve out portions of the variable rate balance and to fix the rate on that portion based on the term and rate at that time. As the fixed rate portion is paid down, the available amount under the line increases.

Construction loans increased $5,673,000 during 2009 to $27,567,000 and represented approximately 6.1% of the loan portfolio at December 31, 2009 compared with 5.4% at December 31, 2008. These loans are primarily to developers and builders for the construction of residential units or commercial buildings, to businesses for the construction of owner occupied facilities or to individuals for construction of their homes. This portfolio is diversified among different types of collateral including:1-4 family residential construction, medical facilities, factories, office buildings and land for development loans. Construction loans are generally made only on projects that have municipal approval. These loans are usually originated to include a short construction period followed by permanent financing provided through a commercial or residential mortgage after construction is complete. Once construction is complete the balance is moved to either the commercial or residential real estate category. There have been no charge-offs in this category over the past five years, however as of December 31, 2009 there were $1,387,000 listed as non-performing, with $1,334,000 representing loans to one borrower. There were no non-performing construction loans as of December 31, 2008.

The commercial and industrial loan category continued to experience strong growth in 2009, increasing $7,285,000, or 7.5%, to end the year at $104,523,000. This followed growth of 9.9% in 2008. The percentage of the portfolio in this category declined slightly from 24.1% at December 31, 2008 to 23.3% at year-end 2009. Most of the growth in this category in both years was centered in loans to a few customers, both existing and new to QNB. These businesses have a history of strong financial results and in many cases, the loans are also guaranteed by the individuals owning the businesses. Although a certain number of commercial and industrial loans are considered unsecured, the majority are secured by non-real estate collateral such as equipment, vehicles, accounts receivable and inventory.

At December 31, 2009, indirect lease financing receivables represent approximately 2.6% of the portfolio compared to 3.2% of the portfolio at December 31, 2008. Total balances at December 31, 2009 and 2008 were $11,826,000 and $12,762,000, respectively. This portfolio contains loans to businesses in the trucking and construction industries which have been hit hard by high fuel costs and the slowdown in the economy. As a result of a high level of charge-offs and delinquency in this portfolio, QNB has strengthened its underwriting standards with regard to this portfolio. QNB experienced net charge-offs in this portfolio of $549,000 and $396,000 in 2009 and 2008, respectively and non-performing assets, including repossessed equipment, were $373,000 and $555,000 as of December 31, 2009 and 2008, respectively.

Loan Portfolio

December 31,	2009	2008	2007	2006	2005
Commercial and industrial	$104,523	$97,238	$88,445	$72,718	$64,812
Construction	27,567	21,894	23,959	10,503	7,229
Agricultural	–	–	25	–	–
Real estate-commercial	173,019	142,499	131,392	118,166	104,793
Real estate-residential	128,825	124,538	119,172	123,531	112,920
Consumer	3,702	4,483	4,442	5,044	5,080
Indirect lease financing	11,826	12,762	13,431	13,405	6,451
Total loans	449,462	403,414	380,866	343,367	301,285
Unearned (fees) costs	(41)	165	150	129	64
Total loans, net of unearned costs (fees)	$449,421	$403,579	$381,016	$343,496	$301,349

Loan Maturities and Interest Sensitivity

	Under	1-5	Over
December 31, 2009	1 Year	Years	5 Years	Total
Commercial and industrial	$15,570	$61,232	$27,721	$104,523
Construction	9,064	5,769	12,734	27,567
Real estate-commercial	6,554	15,571	150,894	173,019
Real estate-residential	8,780	12,684	107,361	128,825
Consumer	636	2,228	838	3,702
Indirect lease financing	543	11,283	–	11,826
Total	$41,147	$108,767	$299,548	$449,462

Demand loans, loans having no stated schedule of repayment and no stated maturity, are included in under one year.

The following shows the amount of loans due after one year that have fixed, variable or adjustable interest rates at December 31, 2009:

Loans with fixed predetermined interest rates:	$102,266
Loans with variable or adjustable interest rates:	$306,049

Non-Performing Assets

Non-performing assets include accruing loans past due 90 days or more, non-accruing loans, restructured loans, other real estate owned, other repossessed assets and non-accruing pooled trust preferred securities. The chart below shows the history of non-performing assets over the past five years. Total non-performing assets were $7,032,000 at December 31, 2009, or 0.92%, of total assets. This represents an increase from the December 31, 2008 balance of $1,627,000, or 0.24% of total assets. Included in non-performing assets in 2009 is $863,000 of pooled trust preferred securities, discussed previously, that were placed on non-accrual in 2009. QNB’s non-performing loans (non-accrual loans, loans past due 90 days or more and accruing and restructured loans) were $6,102,000, or 1.36% of total loans, at December 31, 2009, compared to $1,308,000, or 0.32% of total loans at December 31, 2008. Despite the increase, QNB’s percentages compare favorably with the average of 2.34% of total loans for Pennsylvania commercial banks with assets between $500 million and $1 billion as reported by the FDIC using December 31, 2009 data.

Loans past due 90 days or more and still accruing totaled $759,000 at December 31, 2009, an increase from the $478,000 reported as of December 31, 2008. The balance as of the end of 2009 relates primarily to one loan secured by commercial real estate.

Non-accrual loans are those on which the accrual of interest has ceased. Loans and indirect financing leases are placed on non-accrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to protect principal and interest. Included in the loan portfolio are loans on non-accrual status of $3,086,000 at December 31, 2009 compared with $830,000 at December 31, 2008. A significant portion of the increase relates to loans to a residential home builder totaling $1,709,000.

Restructured loans totaled $2,257,000 at December 31, 2009. There were no restructured loans as of December 31, 2008, as defined in accounting guidance for troubled debt restructuring in ASC 310-40, that have not already been included in loans past due 90 days or more or in non-accrual loans. Included in restructured loans is one loan for $1,915,000 that was modified to allow for interest only payments until June 30, 2009 at which time the original terms of the loan resumed. This loan performed under the modified terms and has resumed payments under the original terms.

QNB did not have any other real estate owned as of December 31, 2009. QNB held one property in other real estate owned as of December 31, 2008 at a carrying amount of $144,000 that was sold in 2009 at a loss of $67,000. Repossessed assets, which primarily includes commercial trucks and equipment from the indirect leasing portfolio, was $67,000 and $175,000 at December 31, 2009 and 2008, respectively.

Loans not included in past due, non-accrual or restructured categories, but where known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, totaled $31,145,000 and $21,353,000 at December 31, 2009 and 2008, respectively. The increase from 2008 levels reflects the economic environment of the past two years particularly with regard to customers impacted by the downturn in the real estate market, either commercial or residential. These customers include owners of investment properties who have seen vacancy rates increase and rental rates decline as well as businesses who are suppliers of products for new construction or home remodeling.

Non-Performing Assets

December 31,	2009	2008	2007	2006	2005
Loans past due 90 days or more not on non-accrual status
Commercial and industrial	–	$17	–	–	–
Real estate-commercial	$709	300	–	–	–
Real estate-residential	5	87	$156	$5	–
Consumer	–	–	–	4	$14
Indirect lease financing	45	74	62	–	–
Total loans past due 90 days or more and accruing	759	478	218	9	14
Loans accounted for on a non-accrual basis
Commercial and industrial	486	147	202	–	–
Construction	1,342	–	478	–	–
Real estate-commercial	354	87	103	113	–
Real estate-residential	598	290	246	13	–
Consumer	–	–	–	–	–
Indirect lease financing	306	306	368	290	–
Total non-accrual loans	3,086	830	1,397	416	–
Restructured loans, not included above	2,257	–	–	–	–
Other real estate owned	–	144	–	–	–
Repossessed assets	67	175	6	41	–
Non-accrual pooled trust preferred securities	863	–	–	–	–
Total non-performing assets	$7,032	$1,627	$1,621	$466	$14
Total as a percent of total assets	0.92%	0.24%	0.27%	0.08%	0.002%

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

Management conducts a quarterly analysis of the appropriateness of the allowance for loan losses. This analysis considers a number of relevant factors including: historical loan loss experience, general economic conditions, levels of and trends in delinquent and non-performing loans, levels of classified loans, trends in the growth rate of loans and concentrations of credit.

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

Allowance for Loan Losses Allocation

December 31,	2009		2008		2007		2006		2005
		Percent Gross		Percent Gross		Percent Gross		Percent Gross		Percent Gross
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Balance at end of period applicable to:
Commercial and industrial	$1,797	23.3%	$886	24.1%	$850	23.2%	$623	21.2%	$695	21.5%
Construction	383	6.1	219	5.4	249	6.3	138	3.0	108	2.4
Real estate-commercial	2,059	38.5	1,396	35.3	1,435	34.5	1,214	34.4	1,258	34.8
Real estate-residential	1,121	28.7	728	30.9	427	31.3	378	36.0	262	37.5
Consumer	61	0.8	69	1.1	56	1.2	61	1.5	23	1.7
Indirect lease financing	581	2.6	410	3.2	259	3.5	214	3.9	29	2.1
Unallocated	215		128		3		101		151
Total	$6,217	100.0%	$3,836	100.0%	$3,279	100.0%	$2,729	100.0%	$2,526	100.0%

Gross loans represent loans before unamortized net loan fees and costs. Percent gross loans lists the percentage of each loan type to total loans.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are primarily those classified as non-accrual or restructured. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At December 31, 2009 and 2008, the recorded investment in loans for which impairment has been recognized totaled $5,699,000 and $824,000 of which $4,622,000 and $238,000, respectively, required no allowance for loan losses. The recorded investment in impaired loans requiring an allowance for loan losses was $1,077,000 and $586,000 at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008 the related allowance for loan losses associated with these loans was $528,000 and $188,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent.

QNB had net loan charge-offs of $1,769,000, or 0.41% of average total loans for 2009 compared to $768,000, or 0.20% of average total loans for 2008. The charge-offs were spread fairly evenly between three portfolios, commercial and industrial loans, real estate loans secured by residential property and indirect lease financing. Commercial and industrial loan charge-offs totaled $682,000 in 2009 and were centered primarily in two customers in the construction industry. Charge-offs for loans secured by residential real estate totaled $527,000, with $460,000 representing a loan to a commercial borrower whose loans were secured by junior liens on his residence and whose business relied primarily on the newspaper industry, an industry severely impacted by the downturn in the economy and the increased use of the internet. Indirect lease financing net charge-offs were $549,000 and $396,000 for 2009 and 2008, respectively. This portfolio contains loans to businesses in the trucking and construction industries which were hit hard by the significant increase in fuel costs during 2007 and most of 2008 followed by the overall slowdown in the economy in 2008 and 2009.

The allowance for loan losses was $6,217,000 at December 31, 2009 and represents 1.38% of total loans, compared with $3,836,000, or 0.95% of total loans, at December 31, 2008. QNB’s management determined a $4,150,000 provision for loan losses was appropriate in 2009 compared to a provision of $1,325,000 for 2008. The higher amount of charge-offs combined with increased levels of non-performing and delinquent loans and the deterioration in economic conditions precipitated the need for the additional provision in 2009. Management believes the allowance for loan losses of $6,217,000, or 1.38% of total loans, is adequate as of December 31, 2009 in relation to the estimate of known and inherent losses in the portfolio.

Allowance for Loan Losses

	2009	2008	2007	2006	2005
Allowance for loan losses:
Balance, January 1	$3,836	$3,279	$2,729	$2,526	$2,612

Charge-offs
Commercial and industrial	682	280	18	5	7
Real estate-commercial	–	–	–	–	–
Real estate-residential	527	–	6	–	6
Consumer	80	137	137	145	102
Indirect lease financing	645	429	125	37	–
Total charge-offs	1,934	846	286	187	115

Recoveries
Commercial and industrial	4	6	–	2	–
Real estate-commercial	–	–	–	–	–
Real estate-residential	27	–	–	2	–
Consumer	38	39	75	41	29
Indirect lease financing	96	33	61	–	–
Total recoveries	165	78	136	45	29
Net charge-offs	(1,769)	(768)	(150)	(142)	(86)
Provision for loan losses	4,150	1,325	700	345	–
Balance, December 31	$6,217	$3,836	$3,279	$2,729	$2,526

Total loans (excluding loans held-for-sale):
Average	$426,768	$382,700	$364,138	$323,578	$278,221
Year-end	449,421	403,579	381,016	343,496	301,349

Ratios:
Net charge-offs to:
Average loans	0.41%	0.20%	0.04%	0.04%	0.03%
Loans at year-end	0.39	0.19	0.04	0.04	0.03
Allowance for loan losses	28.45	20.02	4.57	5.20	3.40
Provision for loan losses	42.63	57.96	21.43	41.16	–

Allowance for loan losses to:
Average loans	1.46%	1.00%	0.90%	0.84%	0.91%
Loans at year-end	1.38	0.95	0.86	0.79	0.84

Deposits

QNB primarily attracts deposits from within its market area by offering various deposit products. These deposits are in the form of time, demand and savings accounts. Time deposits included certificates of deposit and individual retirement accounts (IRA’s). The Bank’s demand and savings accounts include money market accounts, interest-bearing demand accounts, including a high-yield eRewards checking account, traditional savings accounts, youth savings accounts and a new high-yield online eSavings account.

Total deposits increased $84,313,000, or 15.3%, to $634,103,000 at December 31, 2009. This follows an increase of 11.3% between 2007 and 2008. Average deposits increased $77,386,000, or 15.0%, during 2009 compared with $24,781,000, or 5.0%, in 2008.

The mix of deposits, continued to be impacted by the reaction of customers to interest rates on various products and by rates paid by the competition. Most customers continue to look for the highest rate for the shortest term if looking for a time deposit or rate and liquidity in choosing a transaction account. In addition, with concerns over the safety of their deposits and the strength of their financial institutions customers appear to be looking for the safety of FDIC insured deposits and the stability of a strong local community bank. On October 3, 2008, in response to the ongoing economic crisis affecting the financial services industry, the Emergency Economic Stabilization Act of 2008 was enacted which temporarily raises the basic limit on FDIC coverage from $100,000 to $250,000 per depositor. This legislation has been extended and provides that the basic deposit insurance limit will return to $100,000 after December 31, 2013. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee all non-interest-bearing transaction accounts (the “Transaction Account Guarantee Program”). This program is currently set to expire on June 30, 2010. QNB is participating in the Transaction Account Guarantee Program and was assessed an additional ten basis points for FDIC insurance for transaction account balances in excess of $250,000 during 2009. In 2010, this assessment increases to fifteen basis points until the expiration of the program at the end of June 2010.

Unlike prior years, the majority of the growth when comparing year end balances was not attributable to time deposits. Total time deposit account balances were $321,096,000 at December 31, 2009, an increase of $9,794,000, or 3.1%, when comparing total deposit balances at December 31, 2009 and December 31, 2008. The Wescosville branch, opened in November 2008, continued to be an attractive source of deposits and especially time deposits in 2009. Total deposits at this branch increased $20,385,000 from $22,479,000 at December 31, 2008 to $42,864,000 at December 31, 2009 while time deposits increased by $13,044,000 from $22,377,000 to $35,421,000 over this same time period. Much of the growth in time deposits occurred in maturity ranges of twelve to twenty-four months as a result of several specials, which QNB promoted in response to customers’ preferences and competitors’ offerings. Average time deposits increased $49,546,000, or 17.9%, in 2009 compared with a $31,384,000, or 12.8%, increase in 2008. Time deposits of $100,000 or more contributed $29,999,000 to the growth in average total time deposits when comparing 2009 to 2008, possibly a reaction to the increase in insurance discussed above. The significant difference between the average rate of growth in time deposits and the year over year growth rate is primarily reaction to changes in interest rates. When interest rates declined significantly in 2008 and 2009, rates on time deposits did not initially decline at the speed or to the magnitude of rates on other products. As the decline in time deposit rates took hold during the second half of 2009 customers began looking to other interest-bearing deposit accounts that provided a fair return and liquidity.

As mentioned previously, unlike prior years most of the growth in total deposits was in the categories of interest-bearing demand, money market and savings accounts, not time deposits. This growth is consistent with customers looking for the highest rate for the shortest term. The Bank currently offers several attractive non-maturity interest-bearing account options that pay very competitive rates and allow the flexibility to add and withdrawal funds without penalty. In anticipation of rates increasing at some point in the future, customers have been migrating to these types of accounts rather than committing to a specific rate and term for a time deposit account.

Interest-bearing demand accounts, which include municipal accounts, increased $24,924,000, or 26.1%, to $120,554,000 at December 31, 2009. This compares to a decline of $1,660,000, or 1.7%, between December 31, 2007 and December 31, 2008. Similar to non-interest bearing demand accounts, the balances in these accounts can be volatile on a daily basis. The volatility in this product is usually a result of the movement of balances by school districts and municipalities. When comparing balances at December 31, 2009 to December 31, 2008 municipal balances increased by $6,798,000, or 22.7%.

Also contributing to the increase in interest-bearing demand accounts was the introduction, during the second quarter of 2008, of eRewards checking, a high rate checking account which initially paid 4.01% interest on balances up to $25,000 and 1.01% interest on balances over $25,000. At the beginning of the second quarter of 2009 the rate on the eRewards checking account was reduced to 3.25% where it remained for the rest of 2009. In order to receive this rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and perform at least 12 check card transactions per statement cycle. If these criteria are not met the customer receives a rate of 0.15%. The eRewards checking product has been extremely successful and has been the main contributor to the growth in this category. At December 31, 2009 eRewards checking accounts had a balance of $22,210,000 compared to a balance of $6,897,000 at year end 2008. When comparing average balances, average interest-bearing demand accounts increased $5,854,000, or 6.0%, in 2009 compared with a decline of 1.8% in 2008. Municipal accounts were $6,661,000 lower, on average, than 2008. This was offset by an increase of $11,958,000 in average eRewards checking balances.

Ending the trend of the past several years, money market accounts increased $24,593,000, or 54.0%, to $70,165,000 at December 31, 2009. This compares to a decrease of $4,094,000, or 8.2%, between December 31, 2007 and December 31, 2008. Personal money market accounts increased by $9,791,000 while business and municipal accounts increased by $14,802,000. Average money market balances increased 26.0% in 2009 compared to a decrease in average balances of 7.9% in 2008. With the rates paid on many of the money market account balance tiers exceeding the rates on short-term time deposits and municipal interest-bearing demand accounts, some customers have opted to move balances to money market accounts.

Similar to money market accounts, customers have elected to place funds in savings accounts that provide safety, liquidity and interest. Savings account balances increased significantly by $24,352,000, or 55.3%, to $68,358,000 at December 31, 2009. This followed an increase in balances of $1,931,000, or 4.6%, between December 31, 2007 and December 31, 2008. Contributing to the significant increase in balances was the introduction during the second quarter of 2009 of an online eSavings account positioned to compete with other online savings products. This account yields 1.85% and had balances of $19,944,000 at December 31, 2009. Average savings balances increased 16.8% in 2009 and decreased by 2.1% in 2008.

At year-end 2009, non-interest bearing demand accounts increased 1.2% to $53,930,000. This compares to an increase of 6.5% at year-end 2008 compared with year-end 2007. Average non-interest bearing demand accounts increased $2,092,000, or 4.1%, to $53,262,000 when comparing 2009 to 2008. This compares to a slight increase of 0.5% in average balances when comparing 2008 to 2007. These deposits are primarily comprised of business checking accounts and are volatile depending on the timing of deposits and withdrawals.

To continue to attract and retain deposits, QNB plans to be competitive with respect to rates and to continue to deliver products with terms and features that appeal to customers. The eRewards checking account and online eSavings accounts are examples of such products. In addition, during 2009, QNB began offering the ability to open accounts online and also became a member of the Certificate of Deposit Account Registry Service (CDARS) program. CDARS is a funding and liquidity management tool that is used by banks to access funds and manage their balance sheet. It enables financial institutions to provide customers with full FDIC insurance on time deposits over $250,000 that are placed in the program.

Maturity of  Time Deposits of $100,000 or More

Year Ended December 31,	2009	2008	2007
Three months or less	$20,316	$24,026	$14,015
Over three months through six months	17,409	11,357	12,736
Over six months through twelve months	22,576	43,552	25,320
Over twelve months	45,640	26,031	12,518
Total	$105,941	$104,966	$64,589

Average Deposits by Major Classification

	2009		2008		2007
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing demand	$53,262	–	$51,170	–	$50,942	–
Interest-bearing demand	70,398	0.57%	57,883	0.27%	54,711	0.18%
Municipals interest-bearing demand	33,077	1.08	39,738	2.06	44,718	4.84
Money market	60,535	1.16	48,027	1.83	52,129	3.01
Savings	51,245	0.37	43,859	0.39	44,780	0.39
Time	218,047	3.13	198,500	4.10	184,643	4.52
Time of $100,000 or more	107,764	3.18	77,765	4.09	60,238	4.76
Total	$594,328	2.00%	$516,942	2.58%	$492,161	3.09%

Liquidity

Liquidity represents an institution’s ability to generate cash or otherwise obtain funds at reasonable rates to satisfy demand for loans and deposit withdrawals. QNB attempts to manage its mix of cash and interest-bearing balances, Federal funds sold and investment securities in an attempt to match the volatility, seasonality, interest sensitivity and growth trends of its loans and deposits. The Company manages its liquidity risk by measuring and monitoring its liquidity sources and estimated funding needs. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities. The portfolio of investment securities available-for-sale and QNB’s policy of selling certain residential mortgage originations in the secondary market also provide sources of liquidity. Core deposits and cash management repurchase agreements have historically been the most significant funding sources for QNB. These deposits and repurchase agreements are generated from a base of consumers, businesses and public funds primarily located in the Company’s market area.

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At December 31, 2009, the Bank had a maximum borrowing capacity with the FHLB of approximately $144,797,000. At December 31, 2009 and 2008, the Bank had $10,000,000 in outstanding advances from the FHLB at a rate of 2.97%. These borrowings matured in January 2010 and were repaid. The maximum borrowing capacity changes as a function of qualifying collateral assets. In addition, the Bank maintains two unsecured Federal funds lines granted by correspondent banks totaling $18,000,000. At December 31, 2009 and 2008 there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Total cash and cash equivalents, available-for-sale securities and loans held-for-sale totaled $288,395,000 at December 31, 2009 and $236,168,000 at December 31, 2008. The increase in liquid sources is primarily the result of an increase in the available-for-sale securities portfolio and interest-bearing deposits held at the Federal Reserve Bank. These sources should be adequate to meet normal fluctuations in loan demand or deposit withdrawals. With the current low interest rate environment, it is anticipated that the investment portfolio will continue to provide significant liquidity as agency and municipal bonds are called and as cash flow on mortgage-backed and CMO securities continue to be steady. In the event that interest rates would increase the cash flow available from the investment portfolio could decrease.

Approximately $133,136,000 and $101,302,000 of available-for-sale securities at December 31, 2009 and 2008, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

In 2008, QNB opted into the FDIC’s Transaction Account Guarantee Program. This program provides unlimited deposit insurance for non-interest bearing transaction accounts. This program expires June 30, 2010.

As an additional source of liquidity, QNB has become a member of the Certificate of Deposit Account Registry Services (CDARS) program offered by the Promontory Interfinancial Network, LLC. CDARS is a funding and liquidity management tool used by banks to access funds and manage their balance sheet. It enables financial institutions to provide customers with full FDIC insurance on time deposits over $250,000 that are placed in the program.

Capital Adequacy

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB’s shareholders’ equity at December 31, 2009 was $56,426,000, or 7.40% of total assets, compared to shareholders’ equity of $53,909,000, or 8.11% of total assets, at December 31, 2008. Shareholders’ equity at December 31, 2009 included a positive adjustment of $1,723,000 related to unrealized holding gains, net of taxes, on investment securities available-for-sale while shareholders’ equity at December 31, 2008 included a negative adjustment of $233,000 related to unrealized holding losses, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders’ equity to total assets would have been 7.17% and 8.15% at December 31, 2009 and 2008, respectively.

Average shareholders’ equity and average total assets were $54,710,000 and $710,580,000 for 2009, an increase of 2.3% and 12.5%, respectively, from 2008 averages. The ratio of average total equity to average total assets was 7.70% for 2009, compared to 8.47% for 2008.

QNB is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law as amended (the BCL). The BCL operates generally to preclude dividend payments, if the effect thereof would render QNB insolvent, as defined. As a practical matter, QNB’s payment of dividends is contingent upon its ability to obtain funding in the form of dividends from the Bank. Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2009, $48,620,000 of retained earnings was available for dividends without prior regulatory approval, subject to the regulatory capital requirements discussed below. QNB paid dividends to its shareholders of $0.96 per share in 2009, an increase of 4.3% from the $0.92 per share paid in 2008.

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

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for total risk-based and 4.00% for leverage. Under the requirements, at December 31, 2009 and 2008, QNB has a Tier I capital ratio of 10.30% and 11.55%, a total risk-based ratio of 11.51% and 12.37%, and a leverage ratio of 7.34% and 8.32%, respectively.

The decline in capital ratios from December 31, 2008 was primarily a result of the significant asset growth achieved during 2009, and that rate of growth exceeding the growth rate of capital. Capital levels were impacted by the decision to repurchase common stock as well as the decision to increase the cash dividend during the first quarter of 2009. On January 24, 2008, QNB announced that the Board of Directors authorized the repurchase of up to 50,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. On February 9, 2009, the Board of Directors approved increasing the authorization to 100,000 shares. As of December 31, 2009, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There were no shares repurchased under the plan since the first quarter of 2009.

Also impacting the regulatory capital ratios was a $64,574,000 increase in risk-weighted assets during 2009. Loan growth, primarily centered in commercial loans which generally carry a 100% risk-weighting, accounted for approximately $47,513,000 of the growth in risk-weighted assets, while $27,888,000 of the increase in risk-weighted assets was due to mezzanine tranches of pooled trust preferred securities that were downgraded below investment grade during the first quarter of 2009. Although the amortized cost of these securities was only $4,073,000 at December 31, 2009, regulatory guidance required an additional $27,888,000 to be included in risk-weighted assets. The Bank utilized the method as outlined in the Call Report Instructions for an available-for-sale bond that has not triggered the Low Level Exposure (LLE) rule. The mezzanine tranches of CDOs that utilized this method of risk-weighting are 5 out of 8 pooled trust preferred securities (PreTSLs) held by the Bank as of December 31, 2009. The other three pooled trust preferred securities have only one tranche remaining so the treatment noted above does not apply.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from “well capitalized” to “critically undercapitalized.” At December 31, 2009 and December 31, 2008, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the “well capitalized” criteria which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

Capital Analysis

December 31,	2009	2008
Tier I
Shareholders’ equity	$56,426	$53,909
Net unrealized securities (gains) losses	(1,723)	233
Net unrealized losses on available-for-sale equity securities	–	(246)
Total Tier I risk-based capital	54,703	53,896

Tier II
Allowable portion: Allowance for loan losses	6,217	3,836
Unrealized gains on equity securities	248	–
Total risk-based capital	$61,168	$57,732
Risk-weighted assets	$531,295	$466,721

Capital Ratios

December 31,	2009	2008
Tier I capital/risk-weighted assets	10.30%	11.55%
Total risk-based capital/risk-weighted assets	11.51	12.37
Tier I capital/average assets (leverage ratio)	7.34	8.32

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

Other-than-Temporary Investment Security Impairment

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. For equity securities, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced and a corresponding charge to earnings is recognized.

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment. This recent accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt securities. The recent guidance replaced the “intent and ability” indication in previous guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held to maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security. The impact of the adoption increased net income by approximately $1,340,000 for the year ended December 31, 2009 which represents the after-tax non-credit portion of other-than-temporary impairments for the year ended December 31, 2009. The effect of the adoption of the new accounting guidance on debt securities previously reported as other-than-temporarily impaired was not material and, therefore, QNB did not record a transition adjustment as of the effective date of the new guidance.

Impairment of Restricted Investment in Bank Stock

Restricted bank stock is comprised of restricted stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and the Atlantic Central Bankers Bank at December 31, 2009. Federal law requires a member institution of the FHLB to hold stock of its district bank according to a predetermined formula.

In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock to preserve capital. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the restricted stock as of December 31, 2009.

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

The allowance for loan losses is based on management’s continual review and evaluation of the loan portfolio. The level of the allowance is determined by assigning specific reserves to individually identified problem credits and general reserves to all other loans. The portion of the allowance that is allocated to impaired loans is determined by estimating the inherent loss on each credit after giving consideration to the value of underlying collateral. The general reserves are based on the composition and risk characteristics of the loan portfolio, including the nature of the loan portfolio, credit concentration trends, delinquency and loss experience, as well as other qualitative factors such as current economic trends.

Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio. QNB’s lending and credit administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the ability to repay debt or the value of pledged collateral. A loan classification and review system exists that identifies those loans with a higher than normal risk of uncollectibility. Each commercial loan is assigned a grade based upon an assessment of the borrower’s financial capacity to service the debt and the presence and value of collateral for the loan. An independent loan review group tests risk assessments and evaluates the adequacy of the allowance for loan losses. Management meets monthly to review the credit quality of the loan portfolio and quarterly to review the allowance for loan losses.

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

Stock-Based Compensation

At December 31, 2009, QNB sponsored stock-based compensation plans, administered by a board committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with ASC 718, Compensation – Stock Compensation. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimates the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

Income Taxes

QNB accounts for income taxes under the asset/liability method in accordance with income tax accounting guidance, ASC 740 – Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond QNB’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

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

For discussion on credit risk refer to the sections on non-performing assets and the allowance for loan losses, Note 5 and Note 6 of the Notes to Consolidated Financial Statements. For discussion on liquidity risk refer to the section on liquidity at page 42 in Item 7 of this Form 10-K filing.

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

A positive gap results when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities. A negative gap results when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. Generally a positive gap or asset sensitive position is beneficial in a rising rate environment while a negative gap or liability sensitive position is beneficial in a declining rate environment.

QNB primarily focuses on the management of the one-year interest rate sensitivity gap, which is shown on the chart on page 48. The one-year cumulative gap, which reflects QNB’s interest sensitivity over a period of time, was a negative $47,997,000 at December 31, 2009. The cumulative one-year gap equals -6.5% of total rate sensitive assets. This position compares to a positive gap position of $2,132,000, or 0.3%, of total rate sensitive assets, at December 31, 2008. QNB had a negative gap position during most of 2009 which benefited the Company by reducing interest expense and funding costs as deposits repriced lower as interest rates declined.

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on the interest rate environment at period end. Management also evaluates the impact of higher and lower interest rates by simulating the impact on net interest income of changing rates. While management performs rate shocks of 100, 200 and 300 basis points, it believes, given the level of interest rates at December 31, 2009, that it is unlikely that interest rates would decline by 200 or 300 basis points. The simulation results can be found in the chart on page 48.

Net interest income declines in a falling rate environment. This result reflects that income on earning assets would decline to a greater degree than the expense associated with interest-bearing liabilities. In a lower rate environment, the cash flow or repricing characteristics from both the loan and investment portfolios would increase and be reinvested at lower rates resulting in less income. Loan customers would likely either refinance their fixed rate loans at lower rates or request rate reductions on their existing loans. While interest expense on time deposits would decrease, the interest rate floors on some municipal interest-bearing demand accounts, hypothetical interest rate floors on interest-bearing transaction accounts, regular money market accounts and savings accounts would prevent a reduction in interest expense on these accounts. In a rising rate environment net interest income increases slightly as loans and investments reprice more than rates on interest-bearing liabilities. The rate of increase in net interest income declines the more rates increase because prepayments and calls on investments and loans slow resulting in fewer amounts repricing at higher rates. Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies.

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

The nature of QNB’s current operation is such that it is not subject to foreign currency exchange or commodity price risk. Additionally, neither the Company nor the Bank owns trading assets. At December 31, 2009, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

Interest Rate Sensitivity - Gap Analysis

December 31, 2009	Within 3 months	4 to 6 months	6 months to 1 year	1 to 3 years	3 to 5 years	After 5 years	Total
Assets
Interest-bearing balances	$22,158	–	–	–	–	–	$22,158
Investment securities*	40,348	$20,759	$25,267	$67,102	$47,925	$56,197	257,598
Non-marketable equity securities	–	–	–	–	–	2,291	2,291
Loans, including loans held-for-sale	128,167	32,101	47,655	124,526	91,430	26,076	449,955
Bank-owned life insurance	–	–	9,109	–	–	–	9,109
Total rate sensitive assets	190,673	52,860	82,031	191,628	139,355	84,564	$741,111
Total cumulative assets	$190,673	$243,533	$325,564	$517,192	$656,547	$741,111
Liabilities
Interest-bearing non-maturing deposits	$147,681	–	–	$13,308	$20,008	$78,080	$259,077
Time deposits less than $100,000	35,742	$41,617	$44,787	83,207	9,802	–	215,155
Time deposits of $100,000 or more	20,316	17,409	22,576	39,631	6,009	–	105,941
Short-term borrowings	28,433	–	–	–	–	–	28,433
Long-term debt	10,000	5,000	–	15,000	5,000	–	35,000
Total rate sensitive liabilities	242,172	64,026	67,363	151,146	40,819	78,080	$643,606
Total cumulative liabilities	$242,172	$306,198	$373,561	$524,707	$565,526	$643,606
Gap during period	$(51,499)	$(11,166)	$14,668	$40,482	$98,536	$6,484	$97,505
Cumulative gap	$(51,499)	$(62,665)	$(47,997)	$(7,515)	$91,021	$97,505
Cumulative gap/rate sensitive assets	-6.95%	-8.46%	-6.48%	-1.01%	12.28%	13.16%
Cumulative gap ratio	0.79	0.80	0.87	0.99	1.16	1.15

* Excludes unrealized holding gain on available-for-sale securities of $2,611.

The table below summarizes estimated changes in net interest income over the next twelve-month period, under various interest rate scenarios.

Change in Interest Rates	Net Interest Income	Dollar Change	Percent Change
December 31, 2009
+300 Basis Points	$25,363	$405	1.62%
+200 Basis Points	25,351	393	1.57
+100 Basis Points	25,329	371	1.49
Flat Rate	24,958	–	–
-100 Basis Points	23,777	(1,181)	(4.73)
December 31, 2008
+300 Basis Points	$20,880	$983	4.94%
+200 Basis Points	20,812	915	4.60
+100 Basis Points	20,450	553	2.78
Flat Rate	19,897	–	–
-100 Basis Points	19,363	(534)	(2.68)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements are set forth in this Annual Report of Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm Page	Page 49
Consolidated Balance Sheets	Page 50
Consolidated Statements of Income	Page 51
Consolidated Statements of Shareholders’ Equity	Page 52
Consolidated Statements of Cash Flows	Page 53
Notes to Consolidated Financial Statements	Page 54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
QNB Corp.

We have audited the accompanying consolidated balance sheets of QNB Corp. and subsidiary (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended.  QNB Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QNB Corp. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC
ParenteBeard LLC
Allentown, Pennsylvania
March 31, 2010

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
December 31,	2009	2008
Assets
Cash and due from banks	$8,841	$10,634
Interest-bearing deposits in banks	22,158	1,276
Federal funds sold	–	4,541
Total cash and cash equivalents	30,999	16,451
Investment securities
Available-for-sale (amortized cost $254,251 and $219,950)	256,862	219,597
Held-to-maturity (fair value $3,471 and $3,683)	3,347	3,598
Restricted investment in bank stocks	2,291	2,291
Loans held-for-sale	534	120
Loans receivable	449,421	403,579
Allowance for loan losses	(6,217)	(3,836)
Net loans	443,204	399,743
Bank-owned life insurance	9,109	8,785
Premises and equipment, net	6,248	6,661
Accrued interest receivable	2,848	2,819
Other assets	6,984	4,329
Total assets	$762,426	$664,394

Liabilities
Deposits
Demand, non-interest bearing	$53,930	$53,280
Interest-bearing demand	120,554	95,630
Money market	70,165	45,572
Savings	68,358	44,006
Time	215,155	206,336
Time of $100,000 or more	105,941	104,966
Total deposits	634,103	549,790
Short-term borrowings	28,433	21,663
Long-term debt	35,000	35,000
Accrued interest payable	1,565	2,277
Other liabilities	6,899	1,755
Total liabilities	706,000	610,485

Shareholders’ Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,257,794 shares and 3,245,159 shares issued; 3,093,225 and 3,131,815 shares outstanding	2,036	2,028
Surplus	10,221	10,057
Retained earnings	44,922	43,667
Accumulated other comprehensive income (loss), net	1,723	(233)
Treasury stock, at cost; 164,569 and 113,344 shares	(2,476)	(1,610)
Total shareholders’ equity	56,426	53,909
Total liabilities and shareholders’ equity	$762,426	$664,394

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except share data)
Year Ended December 31,	2009	2008
Interest Income
Interest and fees on loans	$24,819	$24,395
Interest and dividends on investment securities:
Taxable	8,341	8,831
Tax-exempt	2,183	1,865
Interest on Federal funds sold	2	138
Interest on interest-bearing balances and other interest income	23	56
Total interest income	35,368	35,285
Interest Expense
Interest on deposits
Interest-bearing demand	760	974
Money market	703	879
Savings	189	169
Time	6,829	8,143
Time of $100,000 or more	3,424	3,179
Interest on short-term borrowings	248	471
Interest on long-term debt	1,514	1,504
Total interest expense	13,667	15,319
Net interest income	21,701	19,966
Provision for loan losses	4,150	1,325
Net interest income after provision for loan losses	17,551	18,641
Non-Interest Income
Total other-than-temporary impairment losses on investment securities	(3,554)	(917)
Less: Portion of loss recognized in other comprehensive income (before taxes)	2,031	–
Net other-than-temporary impairment losses on investment securities	(1,523)	(917)
Net gain on sale of investment securities	1,069	308
Net loss on investment securities	(454)	(609)
Fees for services to customers	1,743	1,803
ATM and debit card	1,016	929
Bank-owned life insurance	309	343
Mortgage servicing fees	124	69
Net gain on sale of loans	633	93
Other	514	672
Total non-interest income	3,885	3,300
Non-Interest Expense
Salaries and employee benefits	8,525	7,977
Net occupancy	1,343	1,337
Furniture and equipment	1,220	1,237
Marketing	647	688
Third-party services	1,075	807
Telephone, postage and supplies	609	625
State taxes	539	507
FDIC insurance premiums	1,211	273
Other	1,417	1,177
Total non-interest expense	16,586	14,628
Income before income taxes	4,850	7,313
Provision for income taxes	623	1,560
Net Income	$4,227	$5,753
Earnings Per Share - Basic	$1.37	$1.83
Earnings Per Share - Diluted	$1.36	$1.82

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Number				Other Comprehensive
	of Shares	Common		Retained	Income	Treasury
(in thousands, except share data)	Outstanding	Stock	Surplus	Earnings	(Loss)	Stock	Total
Balance, December 31, 2007	3,134,704	$2,026	$9,933	$41,282	$1,504	$(1,494)	$53,251
Comprehensive income:
Net income	–	–	–	5,753	–	–	5,753
Other comprehensive loss	–	–	–	–	(1,737)	–	(1,737)
Total comprehensive income							4,016
Cash dividends declared ($.92 per share)	–	–	–	(2,886)		–	(2,886)
Stock issue - Employee stock purchase plan	3,769	2	63	–	–	–	65
Purchase of treasury stock	(6,658)	–	–	–	–	(116)	(116)
Cumulative effect of adopting new accounting principle-accounting for deferred compensation aspects of split dollar life insurance arrangements	–	–	–	(482)	–	–	(482)
Stock-based compensation expense	–	–	61	–	–	–	61
Balance, December 31, 2008	3,131,815	2,028	10,057	43,667	(233)	(1,610)	53,909
Comprehensive income:
Net income	–	–	–	4,227	–	–	4,227
Other comprehensive income	–	–	–	–	1,956	–	1,956
Total comprehensive income							6,183
Cash dividends declared ($.96 per share)	–	–	–	(2,972)	–	–	(2,972)
Stock issue - Employee stock purchase plan	4,849	3	68	–	–	–	71
Stock issued for options exercised	7,786	5	28	–	–	–	33
Tax benefit stock options exercised	–	–	10	–	–	–	10
Purchase of treasury stock	(51,225)	–	–	–	–	(866)	(866)
Stock-based compensation expense	–	–	58	–	–	–	58
Balance, December 31, 2009	3,093,225	$2,036	$10,221	$44,922	$1,723	$(2,476)	$56,426

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
Year Ended December 31,	2009	2008
Operating Activities
Net income	$4,227	$5,753
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	894	901
Provision for loan losses	4,150	1,325
Net securities losses	454	609
Gain on sale of equity investment	–	(175)
Net loss (gain) on sale of repossessed assets and other real estate owned	134	(17)
Net gain on sale of loans	(633)	(93)
Net loss on disposal of premises and equipment	–	2
Proceeds from sales of residential mortgage	25,400	7,958
Originations of residential mortgages held-for-sale	(25,181)	(7,297)
Income on bank-owned life insurance	(309)	(343)
Life insurance premiums	(15)	(15)
Stock-based compensation expense	58	61
Deferred income tax benefit	(1,058)	(109)
Net increase (decrease) in income taxes payable	141	(121)
Amortization of mortgage servicing rights	72	77
Net increase in accrued interest receivable	(29)	(77)
Net amortization (accretion) of premiums and discounts on investment securities	278	(194)
Net decrease in accrued interest payable	(712)	(67)
Increase in other assets	(3,069)	(451)
Increase in other liabilities	146	169
Net cash provided by operating activities	4,948	7,896
Investing Activities
Proceeds from maturities and calls of investment securities
available-for-sale	88,325	45,921
held-to-maturity	250	380
Proceeds from sales of investment securities available-for-sale	26,006	4,128
Purchase of investment securities
available-for-sale	(144,365)	(81,138)
Proceeds from sale of equity investment	–	175
Proceeds from redemptions of restricted bank stock	–	332
Purchase of restricted bank stock	–	(1,669)
Net increase in loans	(48,354)	(24,293)
Net purchases of premises and equipment	(481)	(836)
Redemption of bank-owned life insurance investment	–	224
Proceeds from sale of repossessed assets and other real estate owned	860	607
Net cash used by investing activities	(77,759)	(56,169)
Financing Activities
Net increase in non-interest bearing deposits	650	3,237
Net increase (decrease) in interest-bearing non-maturity deposits	73,869	(3,823)
Net increase in time deposits	9,794	56,252
Net increase (decrease) in short-term borrowings	6,770	(12,327)
Proceeds from issuance of long-term debt	–	10,000
Tax benefit from exercise of stock options	10	–
Cash dividends paid	(2,972)	(2,886)
Purchase of treasury stock	(866)	(116)
Proceeds from issuance of common stock	104	65
Net cash provided by financing activities	87,359	50,402
Increase in cash and cash equivalents	14,548	2,129
Cash and cash equivalents at beginning of year	16,451	14,322
Cash and cash equivalents at end of year	$30,999	$16,451
Supplemental Cash Flow Disclosures
Interest paid	$14,379	$15,386
Income taxes paid	1,514	1,773
Non-Cash Transactions
Transfer of loans to repossessed assets and other real estate owned	743	902
Unsettled trades to purchase securities	4,998	–

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

The Bank is a Pennsylvania chartered commercial bank. The Company and the Bank are subject to regulations of certain state and Federal agencies. These regulatory agencies periodically examine the Company and the Bank for adherence to laws and regulations.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. The consolidated entity is referred to herein as “QNB”.  All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

For comparative purposes, prior year’s consolidated financial statements have been reclassified to conform with report classifications of the current year. The reclassifications had no effect on net income.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents consist of cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in the Federal Reserve Bank and other banks and Federal funds sold. QNB maintains a portion of its interest-bearing deposits in other banks at various commercial financial institutions. At times, the balances exceed the FDIC insured limits.

Investment Securities

Investment securities that QNB has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as accumulated other comprehensive income or loss, a separate component of shareholders’ equity. Management determines the appropriate classification of securities at the time of purchase. QNB had no trading securities at December 31, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available-for-sale securities include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in credit ratings, changes in market interest rates and related changes in the securities’ prepayment risk or to meet liquidity needs.

Premiums and discounts on debt securities are recognized in interest income using a constant yield method. Gains and losses on sales of available-for-sale securities are computed on the specific identification method and included in non-interest income.

Other-than-Temporary Impairment of Investment Securities

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary.  Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary.  The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment.  For equity securities, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced to fair value and a corresponding charge to earnings is recognized.

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment. This recent accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt securities. The recent guidance replaced the “intent and ability” indication in previous guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held to maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security. The impact of the adoption increased net income by approximately $1,340,000 for the year ended December 31, 2009 which represents the after-tax non-credit portion of other-than-temporary impairments for the year ended December 31, 2009. The effect of the adoption of the new accounting guidance on debt securities previously reported as other-than-temporarily impaired was not material and, therefore, QNB did not record a transition adjustment as of the effective date of the new guidance.

Restricted Investment in Bank Stock

Restricted bank stock is comprised of restricted stock of the Federal Home Loan Bank of Pittsburgh (FHLB) in the amount of $2,279,000 and the Atlantic Central Bankers Bank in the amount of $12,000 at December 31, 2009 and 2008. Federal law requires a member institution of the FHLB to hold stock of its district bank according to a predetermined formula. These restricted securities are carried at cost.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock to preserve capital. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the restricted stock as of December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans held-for-sale consist of residential mortgage loans and are carried at the lower of aggregate cost or fair value. Net unrealized losses, if any, are recognized through a valuation allowance charged to income. Gains and losses on residential mortgages held-for-sale are included in non-interest income.

Non-Performing Assets

Non-performing assets are comprised of accruing loans past due 90 days or more, non-accrual loans and investment securities, restructured loans, other real estate owned and repossessed assets. Non-accrual loans and investment securities are those on which the accrual of interest has ceased. Loans and indirect lease financing loans are placed on non-accrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. Interest accrued, but not collected at the date a loan is placed on non-accrual status, is reversed and charged against interest income. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of the ultimate collectibility of principal and interest. Loans are returned to an accrual status when the borrower’s ability to make periodic principal and interest payments has returned to normal (i.e. brought current with respect to principal or interest or restructured) and the paying capacity of the borrower and/or the underlying collateral is deemed sufficient to cover principal and interest.

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

The allowance for loan losses is based on management’s continuing review and evaluation of the loan portfolio.  The level of the allowance is determined by assigning specific reserves to individually identified problem credits and general reserves to all other loans.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. The portion of the allowance that is allocated to internally criticized and non-accrual loans is determined by estimating the inherent loss on each credit after giving consideration to the value of underlying collateral.  The general reserves are based on the composition and risk characteristics of the loan portfolio, including the nature of the loan portfolio, credit concentration trends, delinquency and loss experience, as well as other qualitative factors such as current economic trends. Management emphasizes loan quality and close monitoring of potential problem credits.  Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio.  QNB’s lending and credit administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the ability to repay debt or the value of pledged collateral.  A loan classification and review system exists that identifies those loans with a higher than normal risk of uncollectibility.   Each commercial loan is assigned a grade based upon an assessment of the borrower’s financial capacity to service the debt and the presence and value of collateral for the loan.  An independent loan review group tests risk assessments and evaluates the adequacy of the allowance for loan losses.  Management meets monthly to review the credit quality of the loan portfolio and quarterly to review the allowance for loan losses.

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. At December 31, 2009 and 2008 the Company had foreclosed assets of $67,000 and $319,000, respectively. These amounts are included in other assets on the balance sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Effective January 1, 2008, the Company adopted new accounting guidance for postretirement benefit aspects of endorsement split-dollar life insurance arrangements. This guidance applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance policies and requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. The impact of its adoption resulted in a $482,000 cumulative effect adjustment to opening retained earnings in 2008. In addition, the expense recorded during 2009 and 2008 was approximately $64,000 and $38,000, respectively, and is included in non-interest expense under salaries and benefits expense.

Stock-Based Compensation

At December 31, 2009, QNB sponsored stock-based compensation plans, administered by a board committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees.  QNB accounts for all awards granted under stock-based compensation plans in accordance with ASC 718, Compensation - Stock Compensation. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.

Stock-based compensation expense was approximately $58,000 and $61,000 for the years ended December 31, 2009 and 2008, respectively.  There was no tax benefit recognized related to this compensation for the years ended December 31, 2009 and 2008.

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

	2009	2008
Risk free interest rate	1.48%	3.00%
Dividend yield	4.80	3.64
Volatility	25.04	18.46
Expected life	5 yrs.	5 yrs.

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.  Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The weighted average fair value per share of options granted during 2009 and 2008 was $2.17 and $2.63, respectively.

Income Taxes

QNB accounts for income taxes under the asset/liability method in accordance with income tax accounting guidance (ASC 740 - Income Taxes).  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond QNB’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions, QNB has evaluated its tax positions as of December 31, 2009.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has more than a 50 percent likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more-likely-than-not” threshold guidelines, QNB believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2009, QNB had no material unrecognized tax benefits or accrued interest and penalties. QNB’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company and its subsidiary are subject to U.S. Federal income tax as well as income tax of the Commonwealth of Pennsylvania. QNB is no longer subject to examination by U.S. Federal or State taxing authorities for years before 2006.

Treasury Stock

Common stock shares repurchased are recorded as treasury stock at cost.

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

Treasury shares are not deemed outstanding for earnings per share calculations.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business entity during a period due to transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Comprehensive income consists of net income and other comprehensive income. For QNB, the primary component of other comprehensive income is the unrealized holding gains or losses on available-for-sale investment securities and unrealized losses on available-for-sale investment securities related to factors other than credit on debt securities.

Subsequent Events

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2009 for items that should potentially be recognized or disclosed in these financial statements.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards CodificationTM (ASC) will be the single source of authoritative nongovernmental generally accepted accounting principles (GAAP) in the United States of America, excluding SEC guidance. This guidance is codified in ASC 105 and is effective for financial statements that cover interim and annual periods ending after September 15, 2009. Other than resolving certain minor inconsistencies in current GAAP, the ASC is not intended to change GAAP, but rather to make it easier to review and research GAAP applicable to a particular transaction or specific accounting issue. Applying the guidance in ASC 105 did not impact the Company’s financial condition and results of operations. The Company has revised its references to pre-Codification GAAP in its financial statements for the year ended December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value, to amend ASC 820, Fair Value Measurements and Disclosures, to clarify how entities should estimate the fair value of liabilities. ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. The amended guidance in ASC 820 on measuring liabilities at fair value is effective for the first interim or annual reporting period beginning after August 28, 2009, with earlier application permitted. The adoption of this amended guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets. The amendments in this update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is continuing to evaluate the impact the adoption of ASU 2009-16 will have on our financial position or results of operations.

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosure about Fair Value Measurements. This ASU requires some additional disclosures and clarifies some existing disclosure requirements about fair value measurements as set forth in Codification Subtopic 820-10. The FASB‘s objective is to improve these disclosures and, thus, increase transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurements for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. The Company is continuing to evaluate the impact the adoption of ASU 2009-16 will have on our financial position or results of operations

 Note 2 - Earnings Per Share and Share Repurchase Plan

The following table sets forth the computation of basic and diluted earnings per share:

	2009	2008
Numerator for basic and diluted earnings per share - net income	$4,227	$5,753
Denominator for basic earnings per share - weighted average shares outstanding	3,094,624	3,135,608
Effect of dilutive securities - employee stock options	8,809	25,718
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,103,433	3,161,326
Earnings per share - basic	$1.37	$1.83
Earnings per share - diluted	1.36	1.82

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were 130,300 and 121,600 stock options that were anti-dilutive as of December 31, 2009 and 2008, respectively. These stock options were not included in the above calculation.

On January 24, 2008, QNB announced that the Board of Directors authorized the repurchase of up to 50,000 shares of its common stock in open market or privately negotiated transactions. On February 9, 2009, the Board of Directors approved increasing the authorization to 100,000 shares. The repurchase authorization does not bear a termination date. As of December 31, 2009, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. As of December 31, 2008, QNB had repurchased 6,658 shares under this authorization at an average price of $17.50 and a total cost of $116,000.

Note 3 - Cash And Cash Equivalents

Included in cash and cash equivalents are reserves in the form of deposits with the Federal Reserve Bank of $225,000 as of December 31, 2009 and 2008.

Note 4 - Investment Securities Available-For-Sale

The amortized cost and estimated fair values of investment securities available-for-sale at December 31, 2009 and 2008 were as follows:

December 31, 2009
		Gross unrealized	Gross unrealized holding losses
	Aggregate fair value	holding gains	Non-credit OTTI	Other	Amortized cost
U.S. Treasury	$5,013	$2	–	$1	$5,012
U.S. Government agency securities	69,731	261	–	316	69,786
State and municipal securities	54,160	1,287	–	59	52,932
U.S. Goverment agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	61,649	2,215	–	69	59,503
Collateralized mortgage obligations (CMOs)	61,317	1,787	–	60	59,590
Other debt securities	1,533	78	$2,410	655	4,520
Equity securities	3,459	565	–	14	2,908
Total investment securities available-for-sale	$256,862	$6,195	$2,410	$1,174	$254,251

December 31, 2008
		Gross	Gross
		unrealized	unrealized
	Aggregate	holding	holding	Amortized
	fair value	gains	losses	cost
U.S. Treasury	$5,124	$49	–	$5,075
U.S. Government agency securities	44,194	634	$5	43,565
State and municipal securities	42,300	448	512	42,364
Mortgage-backed securities	67,347	2,126	–	65,221
Collateralized mortgage obligations (CMOs)	49,067	963	591	48,695
Other debt securities	8,476	79	3,171	11,568
Equity securities	3,089	9	382	3,462
Total investment securities available-for-sale	$219,597	$4,308	$4,661	$219,950

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at December 31, 2009 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities.

	Aggregate	Amortized
December 31, 2009	fair value	cost
Due in one year or less	$8,556	$8,457
Due after one year through five years	164,524	160,378
Due after five years through ten years	45,999	45,599
Due after ten years	34,324	36,909
Equity securities	3,459	2,908
Total securities available-for-sale	$256,862	$254,251

Proceeds from sales of investment securities available-for-sale were $26,006,000 and $4,128,000 for the years ended December 31, 2009 and 2008, respectively.

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

December 31,	2009				2008
	Gross realized gains	Gross realized losses	Other-than- temporary impairment losses	Net losses	Gross realized gains	Gross realized losses	Other-than- temporary impairment losses	Net gains (losses)
Equity securities	$410	$(1)	$(521)	$(112)	$252	$(12)	$(917)	$(677)
Debt securities	729	(69)	(1,002)	(342)	72	(4)	–	68
Total	$1,139	$(70)	$(1,523)	$(454)	$324	$(16)	$(917)	$(609)

All OTTI writedowns on equity securities were on marketable equity securities held at the Corp. All OTTI writedowns on debt securities were on pooled trust preferred securities, which are included in the other debt securities category, held at the Bank.

The tax benefit applicable to the net realized losses for the years ended December 31, 2009 and 2008 amounted to $154,000 and $207,000, respectively.

The following table presents a summary of the other-than-temporary impairment charges recognized for debt securities still held by QNB:

December 31,	2009
OTTI on debt securities:
Recorded as part of gross realized losses (credit-related)	$1,002
Recorded directly to other comprehensive income for non-credit related impairment	2,031
Total OTTI on debt securities	$3,033

QNB recognizes OTTI for debt securities classified as available-for-sale in accordance with FASB ASC 320, Investments – Debt and Equity Securities, which requires that we assess whether we intend to sell or it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, the amount of the impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and, therefore, is not required to be recognized as a loss in the income statement, but is recognized in other comprehensive income. QNB believes that we will fully collect the carrying value of securities on which we have recorded a non-credit related impairment in other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents a rollforward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to January 1, 2009. OTTI recognized in earnings in 2009 for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). If we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities, the credit loss component would be reduced. The following table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Year Ended December 31,	2009
Balance, beginning of year	–
Additions:
Initial credit impairments	$1,002
Subsequent credit impairments	–
Balance, end of year	$1,002

Held-To-Maturity

The amortized cost and estimated fair values of investment securities held-to-maturity at December 31, 2009 and 2008 were as follows:

December 31,	2009				2008
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Aggregate fair value
State and municipal securities	$3,347	$124	$–	$3,471	$3,598	$90	$5	$3,683

The amortized cost and estimated fair values of securities held-to-maturity by contractual maturity at December 31, 2009, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

December 31, 2009	Aggregate fair value	Amortized cost
Due in one year or less	–	–
Due after one year through five years	–	–
Due after five years through ten years	$3,471	$3,347
Due after ten years	–	–
Total securities held-to-maturity	$3,471	$3,347

There were no sales of investment securities classified as held-to-maturity during 2009 or 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2009 and 2008, investment securities available-for-sale totaling $133,136,000 and $101,302,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

Securities that have been in a continuous unrealized loss position are as follows:

	Less than 12 months		12 months or longer		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2009	value	losses	value	losses	value	losses

U.S. Treasuries	$2,509	$1	–	–	$2,509	$1
U.S. Government agency securities	28,675	316	–	–	28,675	316
State and municipal securities	6,309	45	$659	$14	6,968	59
Mortgage-backed securities	6,934	69	–	–	6,934	69
Collateralized mortgage obligations (CMOs)	6,929	60	–	–	6,929	60
Other debt securities	–	–	1,008	3,065	1,008	3,065
Equity securities	392	4	137	10	529	14

Total	$51,748	$495	$1,804	$3,089	$53,552	$3,584

	Less than 12 months		12 months or longer		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2008	value	losses	value	losses	value	losses

U.S. Government agency securities	$2,995	$5	–	–	$2,995	$5
State and municipal securities	15,975	517	–	–	15,975	517
Collateralized mortgage obligations (CMOs)	5,204	591	–	–	5,204	591
Other debt securities	2,978	40	$1,963	$3,131	4,941	3,171
Equity securities	1,715	382	–	–	1,715	382
Total	$28,867	$1,535	$1,963	$3,131	$30,830	$4,666

QNB has 67 securities including 4 in the equity portfolio, in an unrealized loss position at December 31, 2009. The unrealized losses in QNB’s debt securities holdings are primarily related to the dynamic nature of interest rates as well as the impact of current market conditions. One of QNB’s prime objectives with the investment portfolio is to invest excess liquidity that is not needed to fund loans. As a result, QNB adds new investments throughout the year as they become available through deposit inflows or roll-off from loans and securities. The unrealized losses in U.S. Government agency securities, state and municipal securities, mortgage-backed securities and CMOs are primarily the result of purchases made when market interest rates were lower than at year end. As interest rates increase, fixed-rate securities generally fall in market price to reflect the higher market yield. If held to maturity, all of the bonds will mature at par, and QNB will not realize a loss. QNB has the intent to hold these securities and does not believe it will be required to sell the securities before recovery occurs.

The Company’s investment in marketable equity securities primarily consists of investments in large cap stock companies. These equity securities are analyzed for impairment on an ongoing basis. As a result of declines in equity values during 2009, $521,000 of other-than-temporary impairment charges were taken in 2009. QNB had 3 equity securities with unrealized losses of $4,000 in this position for a time period less than twelve months and one equity security with an unrealized loss of $10,000 for more than twelve months. Management believes these equity securities will recover in the foreseeable future. QNB evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold those securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

All of the securities in the other debt securities category with unrealized losses greater than twelve months as of December 31, 2009 are pooled trust preferred security issues. QNB holds eight of these securities with an amortized cost of $4,073,000 and a fair value of $1,008,000. All of the trust preferred securities are available-for-sale securities and are carried at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides additional information related to pooled trust preferred securities as of December 31, 2009:

Deal	Class	Book Value	Fair Value	Unrealized loss	Realized OTTI Credit Loss	Moody’s/ Fitch ratings	Current number of banks	Current number of insurance companies	Actual deferrals and defaults as a % of current collateral	Excess subordination as a % of current performing collateral
PreTSL IV	Mezzanine*	$243	$145	$(98)	$(1)	Ca/CCC	5	–	27.1%	19.0%
PreTSL V	Mezzanine*	228	87	(141)	(47)	Ba3/C	2	–	43.1%	No excess
PreTSL VI	Mezzanine*	121	100	(21)	(8)	Caa1/CC	5	–	68.7%	No excess
PreTSL XVII	Mezzanine	949	216	(733)	(25)	Ca/C	49	7	23.7%	No excess
PreTSL XIX	Mezzanine	987	333	(654)	–	Ca/C	53	14	16.4%	No excess
PreTSL XXV	Mezzanine	775	63	(712)	(213)	Ca/C	60	9	31.0%	No excess
PreTSL XXVI	Mezzanine	770	64	(706)	(708)	C/C	54	10	25.0%	No excess
Total		$4,073	$1,008	$(3,065)	$(1,002)

* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

The market for these securities at December 31, 2009 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new pooled trust preferred notes have been issued since 2007. The market values for these securities are significantly depressed relative to historical levels. In today’s market, a low market price for a particular bond may only provide evidence of a recent widening of corporate spreads in general versus being an indicator of credit problems with a particular issuer. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, QNB has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. As illustrated in the table above, these securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment (OTTI), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit related portion and a non-credit related portion of OTTI are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the fair value of the security and the amount of credit related impairment. During 2009, $1,002,000 in OTTI charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows:

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

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows (including prepayments), credit worthiness of the underlying banks and insurance companies and determination of probability and severity of default of the underlying collateral. The following provides additional information for each of these variables:

•
Estimate of Future Cash Flows – Cash flows are constructed in an INTEX desktop valuation model. INTEX is a proprietary cash flow model recognized as the industry standard for analyzing all types of structured debt products. It includes each deal’s structural features updated with trustee information, including asset-by-asset detail, as it becomes available. The modeled cash flows are then used to determine if all the scheduled principal and interest payments of the investments will be returned. For purposes of the cash flow analysis, relatively modest rates of prepayment were forecasted (ranging from 0-2%).

•
Internal Rate of Return – The internal rate of return is the pre-tax yield used to discount the future cash flows. The cash flows have been discounted using the stated yield on the individual security purchased plus a market discount rate ranging from 1% to 6%.

•
Credit Analysis – A quarterly credit evaluation is performed for the companies comprising the collateral across the various pooled trust preferred securities. This credit evaluation considers all available evidence and focuses on capitalization, asset quality, profitability, liquidity, stock price performance and whether the institution has received TARP funding.

•
Probability of Default – A near-term probability of default is determined for each issuer based on its financial condition and is used to calculate the expected impact of future deferrals and defaults on the expected cash flows. Each issuer in the collateral pool is assigned a near-term probability of default based on individual performance and financial characteristics. Various studies suggest that the rate of bank failures between 1934 and 2008 were approximately 0.36%. Future deferrals on the individual banks in the analysis are assumed at 1% for 2011, 0.75% for 2012 (two times historical levels) and 0.37% for 2013 and beyond (historical levels). Banks currently in default or deferring interest payments are assigned a 100% probability of default. All other banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators.

•
Severity of Loss – In addition to the probability of default discussed above, a severity of loss (projected recovery) is determined in all cases. In the current analysis, the severity of loss ranges from 0% to 100% depending on the estimated credit worthiness of the individual issuer, with a 95% severity of loss utilized for deferrals projected in 2011 and thereafter.

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

Based upon the analysis performed by management as of December 31, 2009, it is probable that we will collect all contractual principal and interest payments on one of our eight pooled trust preferred securities, PreTSL XIX. The expected principal shortfall on the remaining pooled trust preferred securities have resulted in credit related other-than-temporary impairment charges during 2009, and these securities could be subject to additional writedowns in the future if additional deferrals and defaults occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans

December 31,	2009	2008
Commercial and industrial	$104,523	$97,238
Construction	27,567	21,894
Real estate-commercial	173,019	142,499
Real estate-residential	128,825	124,538
Consumer	3,702	4,483
Indirect lease financing	11,826	12,762
Total loans	449,462	403,414
Net unearned (fees) costs	(41)	165
Loans receivable	$449,421	$403,579

Real estate commercial loans include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdraft deposits are reclassified as loans and are included in total loans on the balance sheet. For the years ended December 31, 2009 and 2008, overdrafts were $98,000 and $149,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. At December 31, 2009, there were no concentrations of loans exceeding 10 percent of total loans other than disclosed in the table above.

Note 6 - Allowance For Loan Losses
Activity in the allowance for loan losses is shown below:

December 31,	2009	2008
Balance at beginning of year	$3,836	$3,279
Charge-offs	(1,934)	(846)
Recoveries	165	78
Net charge-offs	(1,769)	(768)
Provision for loan losses	4,150	1,325
Balance at end of year	$6,217	$3,836

Information with respect to loans that are considered to be impaired in accordance with the impairment accounting guidance (ASC 310-10-35-16) is as follows:

December 31,	2009		2008
	Loan Balance	Specific Reserve	Loan Balance	Specific Reserve
Average recorded investment in impaired loans	$1,898		$1,024
Recorded investment in impaired loans at year-end subject to a specific allowance for loan losses and corresponding specific allowance	$1,077	$528	$586	$188
Recorded investment in impaired loans at year-end requiring no specific allowance for loan losses	4,622	–	238	–
Recorded investment in impaired loans at year-end	$5,699		$824

QNB recognized $48,000 and $139,000 of interest income on impaired loans in 2009 and 2008, respectively.

Information regarding non-performing loans greater than 90 days past due is as follows:

December 31,	2009	2008
Recorded investment in non-accrual loans	$3,086	$830
Recorded investment in loans greater than 90 days past due and still accruing interest	759	478

Note 7 - Premises And Equipment
Premises and equipment, stated at cost less accumulated depreciation and amortization, are summarized below:

December 31,	2009	2008
Land and buildings	$7,184	$7,103
Furniture and equipment	10,055	9,677
Leasehold improvements	1,668	1,668
Book value	18,907	18,448
Accumulated depreciation and amortization	(12,659)	(11,787)
Net book value	$6,248	$6,661

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense on premises and equipment amounted to $894,000 and $901,000 for the years ended December 31, 2009 and 2008, respectively.

Note 8 - Intangible Assets and Servicing
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $79,952,000 and $67,412,000 at December 31, 2009 and 2008, respectively.

The following table reflects the activity of mortgage servicing rights for the periods indicated:

Years Ended December 31,	2009	2008
Balance at beginning of year	$402	$451
Mortgage servicing rights capitalized	189	60
Mortgage servicing rights amortized	(100)	(77)
Fair market value adjustments	28	(32)
Balance at end of year	$519	$402

The balance of these mortgage servicing rights are included in other assets at December 31, 2009 and 2008. The fair value of these rights was $637,000 and $440,000, respectively. The fair value of servicing rights was determined using a 9.0% discount rate for both 2009 and 2008.

Amortization expense of intangible assets for the years ended December 31, 2009 and 2008 was $100,000 and $77,000, respectively.

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

2010	$126
2011	101
2012	76
2013	57
2014	42

Note 9 - Time Deposits
The aggregate amount of time deposits, including deposits in denominations of $100,000 or more, was $321,096,000 and $311,302,000 at December 31, 2009 and 2008, respectively.

At December 31, 2009, the scheduled maturities of time deposits were as follows:

2010	$181,950
2011	117,451
2012	5,983
2013	4,377
2014	11,335
Thereafter	–
Total time deposits	$321,096

Note 10 - Short-Term Borrowings

	Securities Sold under	Other Short-term
December 31,	Agreements to Repurchase (a)	Borrowings (b)
2009
Balance	$28,055	$378
Maximum indebtedness at any month end	30,938	3,657
Daily average indebtedness outstanding	20,707	1,110
Average rate paid for the year	1.18%	0.39%
Average rate on period-end borrowings	1.00	–

2008
Balance	$21,063	$600
Maximum indebtedness at any month end	23,360	14,424
Daily average indebtedness outstanding	19,222	2,975
Average rate paid for the year	2.18%	1.77%
Average rate on period-end borrowings	1.72	–

(a) Securities sold under agreements to repurchase mature overnight. The repurchase agreements were collateralized by U.S. Government agency securities, as well as mortgage-backed securities and CMOs (both backed by U.S. Government agencies) with an amortized cost of $38,040,000 and $21,678,000 and a fair value of $39,444,000 and $22,410,000 at December 31, 2009 and 2008, respectively. These securities are held in safekeeping at the Federal Reserve Bank.

(b) Other short-term borrowings include Federal funds purchased, overnight borrowings from the FHLB and Treasury tax and loan notes.

The Bank has two unsecured Federal funds lines granted by correspondent banks totaling $18,000,000. Federal funds purchased under these lines were $0 at both December 31, 2009 and 2008.

Note 11 - Long-Term Debt
Under terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. QNB’s FHLB stock of $2,279,000 at both December 31, 2009 and 2008 is also pledged to secure these advances.

QNB has a maximum borrowing capacity with the FHLB of approximately $193,062,000. At December 31, 2009 and 2008, there were $10,000,000 in outstanding advances with a fixed interest rate of 2.97% maturing in January 2010.

During 2007, the Bank entered into securities sold under agreements to repurchase totaling $25,000,000. These securities sold under agreements to repurchase have 3 to 7 year terms, carry a fixed interest rate ranging from 4.63% to 4.90%, and beginning in 2009 may be called.

These repurchase agreements are treated as financings with the obligations to repurchase securities sold reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains recorded as an asset, although the securities underlying the agreements are delivered to the broker who arranged the transactions. The broker/dealer who participated with the Company in these agreements is PNC Bank. Securities underlying sales of securities under repurchase agreements consisted of municipal securities that had an amortized cost of $30,227,000 and a fair value of $29,390,000 at December 31, 2009.

Fixed rate securities sold under agreements to repurchase as of December 31, 2009 mature as follows:

			Weighted
	Amount		Average Rate
2010	$5,000	[1]	4.90%
2012	15,000	[2]	4.75
2014	5,000	[3]	4.77
Total	$25,000		4.78%

1 Callable beginning 4/17/09
2 $5,000,000 callable beginning 4/17/09, $10,000,000 callable beginning 4/17/10
3 $2,500,000 callable beginning 4/17/10, $2,500,000 callable beginning 4/17/12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Income Taxes
The components of the provision for income taxes are as follows:

Year Ended December 31,	2009	2008
Current Federal income taxes	$1,681	$1,669
Deferred Federal income taxes	(1,058)	(109)

Net provision	$623	$1,560

At December 31, 2009 and 2008, the tax effects of temporary differences that represent the significant portion of deferred tax assets and liabilities are as follows:

December 31,	2009	2008

Deferred tax assets
Allowance for loan losses	$2,114	$1,304
Impaired securities	645	380
Capital loss carryover	63	8
Net unrealized holding losses on investment securities available-for-sale	–	120
Non-credit OTTI on investment securities available-for-sale	819	–
Deferred compensation	29	41
Deposit premium	33	45
Other	15	14

Total deferred tax assets	3,718	1,912

Deferred tax liabilities
Depreciation	83	95
Mortgage servicing rights	176	137
Net unrealized holding gains on investment securities available-for-sale	1,707	–
Prepaid expenses	140	119
Other	2	1

Total deferred tax liabilities	2,108	352

Net deferred tax asset	$1,610	$1,560

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes it is more likely than not that QNB will realize the benefits of the above deferred tax assets. The net deferred tax asset is included in other assets on the consolidated balance sheet. As of December 31, 2009, QNB has a capital loss carryover of $184,000 that will expire on December 31, 2012, if not utilized.

A reconciliation of the tax provision on income before taxes computed at the statutory rate of 34% and the actual tax provision was as follows:

Year Ended December 31,	2009	2008

Provision at statutory rate	$1,649	$2,486
Tax-exempt interest and dividend income	(994)	(871)
Bank-owned life insurance	(105)	(100)
Life insurance proceeds	–	(16)
Stock-based compensation expense	20	21
Other	53	40
Total provision	$623	$1,560

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Employee Benefit Plans
The QNB Bank Retirement Savings Plan provides for elective employee contributions up to the maximum allowed by the IRS and a matching company contribution limited to 3 percent. In addition, the plan provides for safe harbor nonelective contributions of 5 percent of total compensation by QNB. QNB contributed a matching contribution of $161,000 and $152,000 for the years ended December 31, 2009 and 2008, respectively, and a safe harbor contribution of $316,000 for 2009 and $290,000 for 2008.

QNB’s Employee Stock Purchase Plan (the Plan) offers eligible employees an opportunity to purchase shares of QNB Corp. Common Stock at a 10 percent discount from the lesser of fair market value on the first or last day of each offering period (as defined by the plan). The 2006 Plan authorizes the issuance of 20,000 shares. As of December 31, 2009, 13,502 shares were issued under the 2006 Plan. The 2006 Plan expires May 31, 2011.

Shares issued pursuant to the Plan were as follows:

Year Ended December 31,	Shares	Price per Share

2009	4,849	$14.04 and $15.30
2008	3,769	$16.07 and $18.63

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

The 1998 Plan authorizes the issuance of 220,500 shares. The time period by which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest after a three-year period. As of December 31, 2009, there were 225,058 options granted, 12,198 options forfeited, 75,758 options exercised and 137,102 options outstanding under this Plan. The 1998 Plan expired March 10, 2008.

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan except the options expire five years after the grant date. As of December 31, 2009, there were 63,700 options granted and outstanding under this Plan. The 2005 Plan expires March 15, 2015.

As of December 31, 2009, there was approximately $44,000 of unrecognized compensation cost related to unvested stock option awards granted.  That cost is expected to be recognized over the next two years.

Stock option activity during 2009 and 2008, was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value

Outstanding December 31, 2007	203,923	$20.56
Granted	17,400	21.00
Outstanding December 31, 2008	221,323	20.60
Exercised	(38,317)	15.02
Forfeited	(2,204)	16.70
Granted	20,000	17.15

Outstanding at December 31, 2009	200,802	$21.36	2.7	$142

Exercisable at December 31, 2009	146,002	$21.53	2.5	$142

As of December 31, 2009, outstanding stock options consist of the following:

			Remaining
	Options	Exercise	Life	Options	Exercise
	Outstanding	Price	(in years)	Exercisable	Price
	7,938	$13.09	0.1	7,938	$13.09
	22,364	13.30	1.0	22,364	13.30
	31,700	16.13	2.0	31,700	16.13
	20,000	17.15	4.1	–	–
	31,700	20.00	3.1	31,700	20.00
	17,400	21.00	3.0	–	–
	17,400	25.15	2.0	–	–
	17,400	26.00	1.1	17,400	26.00
	17,400	32.35	5.1	17,400	32.35
	17,500	33.25	4.3	17,500	33.25
Outstanding as of December 31, 2009	200,802	$21.36	2.7	146,002	$21.53

The cash proceeds, tax benefits and intrinsic value related to total stock options exercised during 2009 and 2008 are as follows:

	2009	2008

Tax benefits related to stock options exercised	$10	–
Intrinsic value of stock options exercised	105	–

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

Balance, December 31, 2008	$4,630
New loans	6,136
Repayments	(5,490)

Balance, December 31, 2009	$5,276

In previous years, QNB allowed its directors to defer a portion of their compensation. The amount of deferred compensation accrued as of December 31, 2009 and 2008, was $85,000 and $121,000, respectively.

Note 16 - Commitments And Contingencies
Financial instruments with off-balance-sheet risk:
In the normal course of business there are various legal proceedings, commitments, and contingent liabilities which are not reflected in the financial statements. Management does not anticipate any material losses as a result of these transactions and activities. They include, among other things, commitments to extend credit and standby letters of credit. Outstanding standby letters of credit amounted to $14,071,000 and $12,051,000, and commitments to extend credit and unused lines of credit totaled $99,119,000 and $87,227,000 at December 31, 2009 and 2008, respectively. The maximum exposure to credit loss, which represents the possibility of sustaining a loss due to the failure of the other parties to a financial instrument to perform according to the terms of the contract, is represented by the contractual amount of these instruments. QNB uses the same lending standards and policies in making credit commitments as it does for on-balance sheet instruments. The activity is controlled through credit approvals, control limits, and monitoring procedures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2009 and 2008 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

Other commitments:
QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include renewal options as well as specific provisions relating to rent increases. The minimum annual rental commitments under these leases outstanding at December 31, 2009 are as follows:

Minimum Lease Payments

2010	$443
2011	443
2012	395
2013	354
2014	330
Thereafter	4,633

The leases contain renewal options to extend the initial terms of the lease from one to ten years. With the exception of the renewals for a land lease related to a permanent branch site, the commitment for such renewals is not included above. Rent expense under leases for the years ended December 31, 2009 and 2008, was $426,000 and $400,000, respectively.

Note 17 - Other Comprehensive Income (Loss)
The component of other comprehensive income (loss) are as follows:

	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
Year Ended December 31, 2009

Unrealized gains on securities
Unrealized holding gains arising during the period	$3,476	$(1,182)	$2,294
Unrealized losses related to factors other than credit arising during the year	(966)	328	(638)
Reclassification adjustment for gains included in net income	(1,069)	364	(705)
Reclassification adjustment for OTTI losses included in income	1,523	(518)	1,005
Other comprehensive income	$2,964	$(1,008)	$1,956

Year Ended December 31, 2008
Unrealized losses on securities
Unrealized holding losses arising during the period	$(3,241)	$1,102	$(2,139)
Reclassification adjustment for losses included in net income	609	(207)	402
Other comprehensive (loss)	$(2,632)	$895	$(1,737)

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

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under this guidance are as follows:

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Balance at end of Period
December 31, 2009
Securities available-for-sale	$8,472	$247,382	$1,008	$256,862
December 31, 2008
Securities available-for-sale	$8,213	$209,421	$1,963	$219,597

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Level 1 securities in the table above include all U.S. Treasury and equity securities at both December 31, 2009 and 2008.

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31:

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)

Securities available for sale	2009	2008

Balance, beginning of year	$1,963	–
Purchases, issuances and settlements	(19)	$(86)
Total gains or losses (realized/unrealized)
Included in earnings	(1,002)	–
Included in other comprehensive income	66	(1,532)
Transfers in and/or out of Level 3	–	3,581
Balance, end of year	$1,008	$1,963

There were $1,002,000 and $0 of losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the years ended December 31, 2009 and 2008, respectively.

The Level 3 securities consist of eight collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). The market for these securities at December 31, 2009 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new TRUP CDOs have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

• The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2009,

• An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates and

• TRUP CDOs will be classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date.

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

The estimates for the conditional default rates (CDR) are based on the payment characteristics of the trust preferred securities themselves (e.g. current, deferred, or defaulted) as well as the financial condition of the trust preferred issuers in the pool.  A near-term CDR for each issuer in the pool is estimated based on their financial condition using key financial ratios relating to the financial institution’s capitalization, asset quality, profitability and liquidity.  Over the long term, the default rates are modeled to migrate to the historic norms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance End of Year
December 31, 2009
Mortgage Servicing Rights	–	–	$519	$519
Impaired Loans	–	–	549	549
Foreclosed Assets	–	–	67	67
December 31, 2008
Mortgage Servicing Rights	–	–	402	402
Impaired Loans	–	–	398	398

As discussed above, QNB has delayed its disclosure requirements of non-financial assets and liabilities in prior year. Certain real estate owned are carried at fair value on the balance sheet at December 31, 2008.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of QNB’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between QNB’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of each major classification of financial instruments at December 31, 2009 and 2008:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impaired Loans (Generally Carried at Fair Value): Impaired loans are those that are accounted for under the accounting guidance of ASC 310-10-35-16, in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At December 31, 2009 the fair value consists of the loan balances of $1,077,000, net of a valuation allowance of $528,000. At December 31, 2008 the fair value consists of loan balances of $586,000, net of a valuation allowance of $188,000.

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

During 2008, mortgage servicing rights, which are carried at lower of cost or fair value, were written down to fair value resulting in a valuation allowance of $32,000. A charge of $32,000 was included in earnings for the period. During 2009, as a result of a recovery in the fair value of these mortgage servicing rights, $28,000 of the valuation allowance was reversed and recognized in earnings during the period.

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

Long-term debt (Carried at Cost):  The fair values of FHLB advances and securities sold under agreements to repurchase are estimated using discounted cash flow analysis, based on quoted prices for new long-term debt with similar credit risk characteristics, terms and remaining time to maturity. These prices obtained from this active market represent a fair value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-balance-sheet instruments (Disclosed at Cost):  The fair values for the Bank’s off-balance sheet instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

The estimated fair values and carrying amounts are summarized as follows:

December 31,	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets
Cash and due from banks	$30,999	$30,999	$11,910	$11,910
Federal funds sold	–	–	4,541	4,541
Investment securities available-for-sale	256,862	256,862	219,597	219,597
Investment securities held-to-maturity	3,347	3,471	3,598	3,683
Restricted investment in bank stocks	2,291	2,291	2,291	2,291
Loans held-for-sale	534	537	120	124
Net loans	443,204	423,036	399,743	397,232
Mortgage servicing rights	519	637	402	440
Accrued interest receivable	2,848	2,848	2,819	2,819

Financial Liabilities
Deposits with no stated maturities	313,007	313,007	238,488	238,488
Deposits with stated maturities	321,096	323,437	311,302	316,239
Short-term borrowings	28,433	28,433	21,663	21,663
Long-term debt	35,000	36,559	35,000	37,352
Accrued interest payable	1,565	1,565	2,277	2,277

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of QNB’s off-balance sheet financial instruments is as follows:

December 31,	2009		2008
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Commitments to extend credit	$99,119	–	$87,227	–
Standby letters of credit	14,071	–	12,051	–

Note 19 - Parent Company Financial Information
Condensed financial statements of QNB Corp. only:

Balance Sheets
December 31,	2009	2008

Assets
Cash and cash equivalents	$27	$38
Investment securities available-for-sale	3,459	3,089
Investment in subsidiary	52,579	50,199
Other assets	1,007	583
Total assets	$57,072	$53,909

Liabilities
Other liabilities	$646	–

Shareholders’ equity
Common stock	2,036	$2,028
Surplus	10,221	10,057
Retained earnings	44,922	43,667
Accumulated other comprehensive income (loss), net	1,723	(233)
Treasury stock	(2,476)	(1,610)

Total shareholders’ equity	56,426	53,909

Total liabilities and shareholders’ equity	$57,072	$53,909

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Income
Year Ended December 31,	2009	2008
Dividends from subsidiary	$3,390	$3,148
Interest and dividend income	84	79
Securities losses	(112)	(676)
Total income	3,362	2,551
Expenses	266	267
Income before applicable income taxes and equity in undistributed income of subsidiary	3,096	2,284
(Benefit) provision for income taxes	(98)	(292)
Income before equity in undistributed income of subsidiary	3,194	2,576
Equity in undistributed income of subsidiary	1,033	3,177
Net income	$4,227	$5,753

Statements of Cash Flows
Year Ended December 31,	2009	2008

Operating Activities
Net income	$4,227	$5,753
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income from subsidiary	(1,033)	(3,177)
Net securities losses	112	676
Stock-based compensation expense	58	61
Increase in other assets	(752)	(32)
Increase in other liabilities	646	–
Deferred income tax provision	13	(265)
Net cash provided by operating activities	3,271	3,016
Investing Activities
Purchase of investment securities	(1,183)	(1,898)
Proceeds from sale of investment securities	1,625	1,600
Net cash provided by (used by) investing activities	442	(298)
Financing Activities
Cash dividends paid	(2,972)	(2,886)
Purchase of treasury stock	(866)	(116)
Proceeds from issuance of common stock	104	65
Tax benefit from exercise of stock options	10	–
Net cash used by financing activities	(3,724)	(2,937)
Decrease in cash and cash equivalents	(11)	(219)
Cash and cash equivalents at beginning of year	38	257
Cash and cash equivalents at end of year	$27	$38

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

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of December 31, 2009, that the Company and the Bank met capital adequacy requirements to which they were subject.

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

			Capital Levels
	Actual		Adequately Capitalized		Well Capitalized
As of December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk weighted assets):[1]
Consolidated	$61,168	11.51%	$42,504	8.00%	N/A	N/A
Bank	57,436	10.89	42,212	8.00	$52,765	10.00%
Tier I capital (to risk weighted assets):[1]
Consolidated	54,703	10.30	21,252	4.00	N/A	N/A
Bank	51,219	9.71	21,106	4.00	31,659	6.00%
Tier I capital (to average assets):[1]
Consolidated	54,703	7.34	29,822	4.00	N/A	N/A
Bank	51,219	6.90	29,679	4.00	37,099	5.00%

			Capital Levels
	Actual		Adequately Capitalized		Well Capitalized
As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk weighted assets):[1]
Consolidated	$57,732	12.37%	$37,338	8.00%	N/A	N/A
Bank	54,022	11.67	37,043	8.00	$46,304	10.00%
Tier I capital (to risk weighted assets):[1]
Consolidated	53,896	11.55	18,669	4.00	N/A	N/A
Bank	50,186	10.84	18,522	4.00	27,783	6.00
Tier I capital (to average assets):[1]
Consolidated	53,896	8.32	25,924	4.00	N/A	N/A
Bank	50,186	7.79	25,754	4.00	32,192	5.00

[1]	As defined by the regulators

Note 21 - Consolidated Quarterly Financial Data (Unaudited)

The unaudited quarterly results of operations for the years ended 2009 and 2008 are in the following table:

	Quarters Ended 2009				Quarters Ended 2008
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Interest income	$8,626	$8,859	$8,946	$8,937	$8,790	$8,838	$8,832	$8,825
Interest expense	3,545	3,539	3,419	3,164	4,176	3,782	3,787	3,574
Net interest income	5,081	5,320	5,527	5,773	4,614	5,056	5,045	5,251
Provision for loan losses	600	500	1,500	1,550	225	200	150	750
Non-interest income	733	1,067	514	1,571	1,384	829	815	272
Non-interest expense	3,929	4,384	3,926	4,347	3,543	3,583	3,668	3,834
Income before income taxes	1,285	1,503	615	1,447	2,230	2,102	2,042	939
Provision (benefit) for income taxes	191	276	(56)	212	520	496	476	68
Net Income	$1,094	$1,227	$671	$1,235	$1,710	$1,606	$1,566	$871
Earnings Per Share - basic	$0.35	$0.40	$0.22	$0.40	$0.55	$0.51	$0.50	$0.28
Earnings Per Share - diluted	$0.35	$0.40	$0.22	$0.40	$0.54	$0.51	$0.50	$0.28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) None.

(b) None.

ITEM 9A(T). CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures are effective as of such date.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2009.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective and meets the criteria of the Internal Control — Integrated Framework.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company, as a smaller reporting company, to provide only management’s report in this annual report.

/s/ Thomas J. Bisko	/s/ Bret H. Krevolin
Thomas J. Bisko	Bret H. Krevolin
President and Chief Executive Officer	Chief Financial Officer

March 31, 2010

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2010 Annual Meeting of Shareholders under the captions

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2010 Annual Meeting of Shareholders under the captions

•	“Compensation Committee Report”
•	“Executive Compensation”
•	“Director Compensation”
•	“Compensation Tables”

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes QNB’s equity compensation plan information as of December 31, 2009. Information is included for both equity compensation plans approved by QNB shareholders and equity compensation plans not approved by QNB shareholders.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by QNB shareholders
1998 Stock Option Plan	137,102	$21.24	–
2005 Stock Option Plan	63,700	21.62	136,300
2006 Employee Stock Purchase Plan	–	–	6,498
Equity compensation plans not approved by QNB shareholders
None	–	–	–
Totals	200,802	$21.36	142,798

Additional information required by Item 12 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2010 Annual Meeting of Shareholders under the captions

•	“Security Ownership of Certain Beneficial Owners and Management”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information appearing  in QNB Corp.’s definitive proxy statement to be used in connection with the 2010 Annual Meeting of Shareholders under the captions

•	“Certain Relationships and Related Party Transactions”
•	“Governance of the Company - Director Independence”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2010 Annual Meeting of Shareholders under the captions

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
Consolidated Statements of Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

The financial statement schedules required by this Item are omitted because the information is either inapplicable, not required or is in theconsolidated financial statements as a part of this Report.

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

10.7-	QNB Corp. 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-125998 on FormS-8, filed with the Commission on June 21, 2005).

10.8-	QNB Corp. 2006 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-135408on Form S-8, filed with the Commission on June 28, 2006).

10.9-
Separation Agreement between Registrant and Robert C. Werner (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on December 23, 2009.)

14-	Registrant’s Code of Ethics. (Incorporated by reference to Exhibit 14 of Registrant’s Annual Report on Form 10-K, SEC File No. 0-17706,filed with the Commission on March 30, 2004.)

21-	Subsidiaries of the Registrant.

23.1-	Consent of Independent Registered Public Accounting Firm

31.1-	Section 302 Certification of the President and CEO.

31.2-	Section 302 Certification of the Chief Financial Officer.

32.1-	Section 906 Certification of the President and CEO.

32.2-	Section 906 Certification of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QNB Corp.

March 31, 2010	BY:	/s/ Thomas J. Bisko
Thomas J. Bisko
President and Chief Executive Officer
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Bisko	President, Chief Executive Officer,	March 31, 2010
Thomas J. Bisko	Principal Executive Officer and Director

/s/ Bret H. Krevolin	Chief Financial Officer and	March 31, 2010
Bret H. Krevolin	Principal Financial and Accounting Officer

/s/ Kenneth F. Brown, Jr.	Director	March 31, 2010
Kenneth F. Brown, Jr.

/s/ Dennis Helf	Director, Chairman	March 31, 2010
Dennis Helf

/s/ G. Arden Link	Director	March 31, 2010
G. Arden Link

/s/ Charles M. Meredith, III	Director	March 31, 2010
Charles M. Meredith, III

/s/ Anna Mae Papso	Director	March 31, 2010
Anna Mae Papso

/s/ Gary S. Parzych	Director	March 31, 2010
Gary S. Parzych

/s/ Bonnie L. Rankin	Director	March 31, 2010
Bonnie L. Rankin

/s/ Henry L. Rosenberger	Director	March 31, 2010
Henry L. Rosenberger

/s/ Edgar L. Stauffer	Director	March 31, 2010
Edgar L. Stauffer

QNB CORP.
FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2009
EXHIBIT INDEX

Exhibit
3(i)-
Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrant’s proxy statement on Schedule 14-A, SEC File No. 0-17706, filed with the Commission on April 15, 2005.)

3(ii)-	By-laws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrant’s Current Report on Form8-K, SEC File No. 0-17706, filed with the Commission on January 23, 2006.)

10.1-
Employment Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on November 15, 2004.)

10.2-
Salary Continuation Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit10.2 of Registrant’s Quarterly Report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on November 15, 2004.)

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

10.6-
Change of Control Agreement between Registrant and Bret H. Krevolin. (Incorporated by reference to Exhibit 10.6 of Registrant’sRegistrant’s Quarterly Report on Form 10-Q, Registrant’s Quarterly Report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on November 8, 2005.)

10.7-	QNB Corp. 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-125998 on Form S-8, filed with the Commission on June 21, 2005).

10.8-	QNB Corp. 2006 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333 135408 on Form S-8, filed with the Commission on June 28, 2006).

10.9-
Separation Agreement between Registrant and Robert C. Werner (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on December 23, 2009.)

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