Form 10-Q
period 2010-03-31
QNB CORP
filed 2010-05-17
CIK 750558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                               March 31, 2010
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2010
Common Stock, par value $0.625	3,098,805

QNB CORP. AND SUBSIDIARY
FORM 10-Q
QUARTER ENDED MARCH 31, 2010

INDEX

QNB Corp. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(unaudited)
	March 31,	December 31,
	2010	2009

Assets
Cash and due from banks	$10,519	$8,841
Interest-bearing deposits in banks	17,680	22,158
Total cash and cash equivalents	28,199	30,999

Investment securities
Available-for-sale (amortized cost $259,691 and $254,251)	263,257	256,862
Held-to-maturity (fair value $2,961 and $3,471)	2,847	3,347
Restricted investment in bank stocks	2,291	2,291
Loans held-for-sale	–	534
Loans receivable	456,217	449,421
Allowance for loan losses	(6,357)	(6,217)
Net loans	449,860	443,204
Bank-owned life insurance	9,178	9,109
Premises and equipment, net	6,255	6,248
Accrued interest receivable	2,913	2,848
Other assets	6,081	6,984
Total assets	$770,881	$762,426

Liabilities
Deposits
Demand, non-interest bearing	$55,537	$53,930
Interest-bearing demand	118,865	120,554
Money market	79,485	70,165
Savings	83,855	68,358
Time	216,936	215,155
Time of $100,000 or more	107,693	105,941
Total deposits	662,371	634,103
Short-term borrowings	21,831	28,433
Long-term debt	25,000	35,000
Accrued interest payable	1,405	1,565
Other liabilities	2,050	6,899
Total liabilities	712,657	706,000

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,263,374 shares and 3,257,794 shares issued;
3,098,805 and 3,093,225 shares outstanding	2,040	2,036
Surplus	10,301	10,221
Retained earnings	46,005	44,922
Accumulated other comprehensive income, net	2,354	1,723
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	58,224	56,426
Total liabilities and shareholders' equity	$770,881	$762,426

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except share data)
	(unaudited)
Three Months Ended March 31,	2010	2009
Interest Income
Interest and fees on loans	$6,359	$5,913
Interest and dividends on investment securities:
Taxable	1,874	2,202
Tax-exempt	585	509
Interest on Federal funds sold	–	1
Interest on interest-bearing balances and other interest income	10	1
Total interest income	8,828	8,626
Interest Expense
Interest on deposits
Interest-bearing demand	222	154
Money market	166	164
Savings	141	28
Time	1,272	1,849
Time of $100,000 or more	636	920
Interest on short-term borrowings	53	56
Interest on long-term debt	314	374
Total interest expense	2,804	3,545
Net interest income	6,024	5,081
Provision for loan losses	700	600
Net interest income after provision for loan losses	5,324	4,481
Non-Interest Income
Total other-than-temporary impairment losses on investment securities	(185)	(390)
Less: Portion of loss recognized in other comprehensive income (before taxes)	27	–
Net other-than-temporary impairment losses on investment securities	(158)	(390)
Net gain on sale of investment securities	294	136
Net gain (loss) on investment securities	136	(254)
Fees for services to customers	405	395
ATM and debit card	271	228
Bank-owned life insurance	64	71
Mortgage servicing fees	32	36
Net gain on sale of loans	75	168
Other	149	89
Total non-interest income	1,132	733
Non-Interest Expense
Salaries and employee benefits	2,137	2,078
Net occupancy	369	353
Furniture and equipment	282	296
Marketing	161	175
Third party services	273	230
Telephone, postage and supplies	157	149
State taxes	140	135
FDIC insurance premiums	254	193
Other	345	320
Total non-interest expense	4,118	3,929
Income before income taxes	2,338	1,285
Provision for income taxes	512	191
Net Income	$1,826	$1,094
Earnings Per Share - Basic	$0.59	$0.35
Earnings Per Share - Diluted	$0.59	$0.35
Cash Dividends Per Share	$0.24	$0.24

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					Accumulated
(in thousands, except share data)	Number				Other
(unaudited)	of Shares	Common		Retained	Comprehesive	Treasury
	Outstanding	Stock	Surplus	Earnings	Income	Stock	Total
Balance, December 31, 2009	3,093,225	$2,036	$10,221	$44,922	$1,723	$(2,476)	$56,426

Comprehensive income:
Net Income	–	–	–	1,826	–	–	1,826
Other comprehensive income	–	–	–	–	631	–	631
Total comprehensive income							2,457
Cash dividends paid
($0.24 per share)	–	–	–	(743)	–	–	(743)
Stock issued in connection with dividend reinvestment
and stock purchase plan	4,360	3	71	–	–	–	74
Stock issued for options exercised	1,220	1	(1)	–	–	–	–
Stock-based compensation expense	–	–	10	–	–	–	10
Balance, March 31, 2010	3,098,805	$2,040	$10,301	$46,005	$2,354	$(2,476)	$58,224

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands,
	(unaudited)
Three Months Ended March 31,	2010	2009
Operating Activities
Net income	$1,826	$1,094
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	198	219
Provision for loan losses	700	600
Net (gains) losses on investment securities available-for-sale	(136)	254
Net loss on sale of repossessed assets	3	45
Net gain on sale of loans	(75)	(168)
Proceeds from sales of residential mortgages	2,313	7,685
Originations of residential mortgages held-for-sale	(1,704)	(10,599)
Income on bank-owned life insurance	(64)	(71)
Life insurance premiums	(5)	(5)
Stock-based compensation expense	10	13
Deferred income tax benefit	(11)	(250)
Net increase in income taxes payable	422	442
Net (increase) decrease in accrued interest receivable	(65)	60
Amortization of mortgage servicing rights and change in valuation allowance	19	7
Net amortization (accretion) of premiums and discounts on investment securities	174	(63)
Net (decrease) increase in accrued interest payable	(160)	366
Decrease in other assets	488	767
Decrease in other liabilities	(208)	(233)
Net cash provided by operating activities	3,725	163
Investing Activities
Proceeds from maturities and calls of investment securities
available-for-sale	37,123	22,984
held-to-maturity	500	–
Proceeds from sales of investment securities
available-for-sale	2,030	6,164
Purchase of investment securities
available-for-sale	(49,628)	(32,726)
Net increase in loans	(7,413)	(14,099)
Net purchases of premises and equipment	(205)	(129)
Proceeds from sale of repossessed assets	71	236
Net cash used by investing activities	(17,522)	(17,570)
Financing Activities
Net increase in non-interest bearing deposits	1,607	2,148
Net increase in interest-bearing non-maturity deposits	23,128	3,977
Net increase in time deposits	3,533	17,834
Net decrease in short-term borrowings	(6,602)	(4,841)
Repayments of long-term debt	(10,000)	–
Cash dividends paid, net of reinvestment	(710)	(746)
Purchase of treasury stock	–	(866)
Proceeds from issuance of common stock	41	5
Net cash provided by financing activites	10,997	17,511
(Decrease) increase in cash and cash equivalents	(2,800)	104
Cash and cash equivalents at beginning of year	30,999	16,451
Cash and cash equivalents at end of period	$28,199	$16,555
Supplemental Cash Flow Disclosures
Interest paid	$2,964	$3,179
Income taxes paid	100	–
Non-Cash Transactions
Transfer of loans to other real estate owned and repossessed assets	57	400

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2009 Annual Report incorporated in the Form 10-K. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods and are of a normal and recurring nature. Certain items in the 2009 consolidated financial statements have been reclassified to conform to the 2010 financial statement presentation format.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2010, for items that should potentially be recognized or disclosed in these financial statements.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets. The amendments in this update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The adoption of ASU 2009-16 did not have a material impact on the Company’s financial position or results of operations.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. The Company has adopted the required portions of ASU 2009-16 effective January 1, 2010 and has included the required disclosures.

The FASB has issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. All of the amendments in the ASU were effective upon issuance on February 24, 2010.

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

Stock-based compensation expense was approximately $10,000 and $13,000 for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, there was approximately $76,000 of unrecognized compensation cost related to unvested share-based compensation awards granted that is expected to be recognized over the next 34 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorizes the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest ratably over a three-year period. As of March 31, 2010, there were 225,058 options granted, 14,844 options forfeited, 81,050 options exercised and 129,164 options outstanding under this Plan. The 1998 Plan expired on March 10, 2008, therefore no further options can be granted under this Plan.

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of March 31, 2010, there were 80,700 options granted, 8,500 options forfeited and 72,200 options outstanding under this Plan. The 2005 Plan expires March 15, 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

3. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY (Continued)

The following assumptions were used in the option pricing model in determining the fair value of options granted during the three months ended March 31:

Options granted	2010	2009
Risk-free interest rate	2.32%	1.48%
Dividend yield	5.28	4.80
Volatility	27.50	25.04
Expected life (years)	5.00	5.00

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in 2010 and 2009 was $2.50 and $2.17, respectively.

Stock option activity during the three months ended March 31, 2010 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs.)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	200,802	$21.36
Exercised	(5,292)	13.09
Forfeited	(11,146)	19.11
Granted	17,000	17.25
Outstanding at March 31, 2010	201,364	$21.36	2.7	$280
Exercisable at March 31, 2010	152,714	$22.32	2.4	$219

4. SHARE REPURCHASE PLAN

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. There were no shares repurchased during the first quarter of 2010. As of March 31, 2010, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

5. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

For the Three Months Ended March 31,	2010	2009
Numerator for basic and diluted earnings per share - net income	$1,826	$1,094
Denominator for basic earnings per share - weighted average shares outstanding	3,094,534	3,113,730
Effect of dilutive securities - employee stock options	7,969	12,953
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,102,503	3,126,683
Earnings per share-basic	$0.59	$0.35
Earnings per share-diluted	$0.59	$0.35

There were 147,300 and 141,600 stock options that were anti-dilutive for the three-month periods ended March 31, 2010 and 2009, respectively. These stock options were not included in the above calculation.

6. COMPREHENSIVE INCOME

For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the three months ended March 31, 2010 and 2009:

	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
Three Months Ended March 31, 2010
Unrealized gains (losses) on securities
Unrealized holding gains arising during the period	$1,118	$(380)	$738
Unrealized losses related to factors other than credit arising during the period	(27)	9	(18)
Reclassification adjustment for gains included in net income	(294)	100	(194)
Reclassification adjustment for OTTI losses included in net income	158	(53)	105
Comprehensive income:	$955	$(324)	$631

Three Months Ended March 31, 2009
Unrealized gains on securities
Unrealized holding gains arising during the period	$287	$(98)	$189
Reclassification adjustment for gains included in net income	(136)	46	(90)
Reclassification adjustment for OTTI losses included in net income	390	(132)	258
Comprehensive income:	$541	$(184)	$357

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

7. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities available-for-sale at March 31, 2010 and December 31, 2009 were as follows:

Available-for-Sale
March 31, 2010
		Gross	Gross
	Aggregate	unrealized	unrealized holding losses
	fair	holding	Non-credit		Amortized
	value	gains	OTTI	Other	cost
U.S. Treasury	$5,022	$10	-	$1	$5,013
U.S. Government agencies	58,009	306	-	94	57,797
State and municipal securities	54,823	1,327	-	152	53,648
U.S. Government agencies and sponsored enterprises (GSEs) - residential			-
Mortgage-backed securities	71,796	2,449	-	110	69,457
Collateralized mortgage obligations (CMOs)	68,753	2,072	-	47	66,728
Other debt securities	1,662	80	$2,218	561	4,361
Equity securities	3,192	505	-	-	2,687
Total investment securities available-for-sale	$263,257	$6,749	$2,218	$965	$259,691

December 31, 2009
		Gross	Gross
	Aggregate	unrealized	unrealized holding losses
	fair	holding	Non-credit		Amortized
	value	gains	OTTI	Other	cost
U.S. Treasury	$5,013	$2	-	$1	$5,012
U.S. Government agencies	69,731	261	-	316	69,786
State and municipal securities	54,160	1,287	-	59	52,932
U.S. Government agencies and sponsored enterprises (GSEs) - residential			-
Mortgage-backed securities	61,649	2,215	-	69	59,503
Collateralized mortgage obligations (CMOs)	61,317	1,787	-	60	59,590
Other debt securities	1,533	78	$2,410	655	4,520
Equity securities	3,459	565	-	14	2,908
Total investment securities available-for-sale	$256,862	$6,195	$2,410	$1,174	$254,251

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at March 31, 2010 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities.

	Aggregate	Amortized
	fair value	cost
Due in one year or less	$7,916	$7,831
Due after one year through five years	170,553	165,881
Due after five years through ten years	49,504	48,900
Due after ten years	32,092	34,392
Equity securities	3,192	2,687
Total investment securities available-for-sale	$263,257	$259,691

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

7. INVESTMENT SECURITIES (Continued)

Proceeds from sales of investment securities available-for-sale were $2,030,000 and $6,164,000 for the three months ended March 31, 2010 and 2009, respectively.

At March 31, 2010 and December 31, 2009, investment securities available-for-sale totaling $128,035,000 and $133,136,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

Three months ended March 31, 2010:
			Other-than-
	Gross	Gross	temporary
	Realized	Realized	impairment	Net gains
	Gains	Losses	losses	(losses)
Equity securities	$287	$-	$-	$287
Debt securities	7	-	(158)	(151)
Total	$294	$-	$(158)	$136

Three months ended March 31, 2009:
			Other-than-
	Gross	Gross	temporary
	Realized	Realized	impairment	Net gains
	Gains	Losses	losses	(losses)
Equity securities	$-	$-	$(390)	$(390)
Debt securities	136	-	-	136
Total	$136	$-	$(390)	$(254)

All other-than-temporary impairment (OTTI) writedowns on equity securities were on marketable equity securities held at the Corp. All OTTI writedowns on debt securities were on pooled trust preferred securities, which are included in the other debt securities category, held at the Bank.

The tax expense applicable to the net realized gains for the period ended March 31, 2010 was $46,000. The tax benefit applicable to the net realized losses for the period ended March 31, 2009 amounted to $86,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

7. INVESTMENT SECURITIES (Continued)

QNB recognizes OTTI for debt securities classified as available-for-sale in accordance with FASB ASC 320, Investments – Debt and Equity Securities, which requires that we assess whether we intend to sell or it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized coast basis, the amount of the impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and, therefore, is not required to be recognized as a loss in the income statement, but is recognized in other comprehensive income. For equity securities, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced to fair value and a corresponding charge to earnings is recognized. QNB believes that we will fully collect the carrying value of securities on which we have recorded a non-credit related impairment in other comprehensive income.

The table below presents a rollforward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to January 1, 2010. OTTI recognized in earnings in 2010 for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). If we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities, the credit loss component would be reduced. The following table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Three Months Ended March 31,	2010
Balance, beginning of period	$1,002
Additions:
Initial credit impairments	-
Subsequent credit impairments	158
Balance, end of period	$1,160

The amortized cost and estimated fair values of investment securities held-to-maturity at March 31, 2010 and December 31, 2009 were as follows:

Held-To-Maturity
	March 31, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
		unrealized	unrealized	Aggregate		unrealized	unrealized	Aggregate
	Amortized	holding	holding	fair	Amortized	holding	holding	fair
	cost	gains	losses	value	cost	gains	losses	value
State and municipal securities	$2,847	$114	-	$2,961	$3,347	$124	$-	$3,471

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

7. INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of securities held-to-maturity by contractual maturity at March 31, 2010 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Aggregate	Amortized
	fair value	cost
Due in one year or less	-	-
Due after one year through five years	-	-
Due after five years through ten years	$2,961	$2,847
Due after ten years	-	-
Total investment securities held-to-maturity	$2,961	$2,847

There were no sales of investment securities classified as held-to-maturity during the three months ended March 31, 2010 or 2009.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009:

March 31, 2010
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Treasury	2	$1,004	$1	-	-	$1,004	$1
U.S. Government agencies	11	13,901	94	-	-	13,901	94
State and municipal securities	16	8,366	145	$491	$7	8,857	152
Mortgage-backed securities	12	17,318	110	-	-	17,318	110
Collateralized mortgage obligations (CMOs)	3	3,840	47	-	-	3,840	47
Other debt securities	8	-	-	1,135	2,779	1,135	2,779
Total	52	$44,429	$397	$1,626	$2,786	$46,055	$3,183

December 31, 2009
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Treasury	3	$2,509	$1	-	-	$2,509	$1
U.S. Government agencies	24	28,675	316	-	-	28,675	316
State and municipal securities	17	6,309	45	$659	$14	6,968	59
Mortgage-backed securities	5	6,934	69	-	-	6,934	69
Collateralized mortgage obligations (CMOs)	6	6,929	60	-	-	6,929	60
Other debt securities	8	-	-	1,008	3,065	1,008	3,065
Equity securities	4	392	4	137	10	529	14
Total	67	$51,748	$495	$1,804	$3,089	$53,552	$3,584

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

7. INVESTMENT SECURITIES (Continued)

Management evaluates debt securities, which are comprised of U.S. Government Agencies, state and municipalities, mortgage-backed securities, CMOs and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at March 31, 2010 in U.S. Government securities, state and municipal securities, mortgage-backed securities and CMOs are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

All of the securities in the other debt securities category with unrealized losses greater than twelve months as of March 31, 2010 are pooled trust preferred security issues. QNB holds eight of these securities with an amortized cost of $3,914,000 and a fair value of $1,135,000. All of the trust preferred securities are available-for-sale securities and are carried at fair value.

The following table provides additional information related to pooled trust preferred securities as of March 31, 2010:

Deal	Class	Book value	Fair value	Unreal- ized loss	Realized OTTI Credit Loss (YTD 2010)	Moody's /Fitch ratings	Current number of banks	Current number of insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine*	$243	$148	$(95)	$-	Ca/CCC	5	-	27.1%	123.6%
PreTSL V	Mezzanine*	216	82	(134)	(10)	Ba3/C	2	-	43.1%	94.7%
PreTSL VI	Mezzanine*	121	100	(21)	-	Caa1/CC	5	-	81.0%	50.1%
PreTSL XVII	Mezzanine	810	170	(640)	(139)	Ca/CC	47	6	24.5%	88.1%
PreTSL XIX	Mezzanine	987	426	(561)	-	Ca/C	52	14	22.1%	86.3%
PreTSL XXV	Mezzanine	766	88	(678)	(9)	Ca/C	60	8	31.0%	78.1%
PreTSL XXVI	Mezzanine	771	121	(650)	-	C/C	54	10	28.3%	81.3%
		$3,914	$1,135	$(2,779)	$(158)
Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

The market for these securities at March 31, 2010 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and the market values for these securities (and any securities other than those issued or guaranteed by U.S. Government agencies) are depressed relative to historical levels. In today’s market, a low market price for a particular bond may only provide evidence of a recent widening of corporate spreads in general versus being an indicator of credit problems with a particular issuer. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. As illustrated in the table above, these securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

7. INVESTMENT SECURITIES (Continued)

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment (OTTI), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit-related portion and a non-credit related portion of OTTI are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the fair value of the security and the amount of credit related impairment. In the first quarter of 2010, $158,000 in other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows:

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

7. INVESTMENT SECURITIES (Continued)

In addition to the above factors, the evaluation of impairment also includes a stress test analysis which provides an estimate of future risk for each tranche. This stressed breakpoint is then compared to the level of assets with credit concerns in each tranche. This comparison allows management to identify those pools that are at a greater risk for a future adverse change in cash flows so that we can monitor the asset quality in those pools more closely for potential deterioration of credit quality.

Based upon the analysis performed by management as of March 31, 2010, the expected principal shortfall on three out of eight pooled trust preferred securities have resulted in a $158,000 credit related other-than-temporary impairment charge in the first quarter of 2010. This compares to $0 for the first quarter of 2009 and a $1,002,000 credit related other-than-temporary impairment charge for the year ended December 31, 2009.

8. LOANS & ALLOWANCE FOR LOAN LOSSES

The following table presents loans by category as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Commercial and industrial	$102,823	$104,523
Construction	25,281	27,567
Real estate-commercial	184,081	173,019
Real estate-residential	129,098	128,825
Consumer	3,373	3,702
Indirect lease financing	11,581	11,826
Total loans	456,237	449,462
Net unearned fees	(20)	(41)
Loans receivable	$456,217	$449,421

Activity in the allowance for loan losses is shown below:

	Quarter Ended		Year Ended
	March 31,		December 31,
	2010	2009	2009
Balance at beginning of period	$6,217	$3,836	$3,836
Charge-offs	(599)	(243)	(1,934)
Recoveries	39	27	165
Net charge-offs	(560)	(216)	(1,769)
Provision for loan losses	700	600	4,150
Balance at end of period	$6,357	$4,220	$6,217

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (Continued)

A loan is considered impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Information with respect to loans that are considered to be impaired at March 31, 2010 and December 31, 2009 is as follows:

	At March 31, 2010		At December 31, 2009
	Balance	Specific reserve	Balance	Specific reserve
Recorded investment in impaired loans at period-end subject to a specific reserve for loan losses and corresponding specific reserve	$1,289	$216	$1,077	$528
Recorded investment in impaired loans at period-end requiring no specific reserve for loan losses	4,137		4,622
Recorded investment in impaired loans at period-end	$5,426		$5,699

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES

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
 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at End of Period
March 31, 2010
Securities available-for-sale	$8,214	$253,908	$1,135	$263,257

December 31, 2009
Securities available-for-sale	$8,472	$247,382	$1,008	$256,862

The Level 1 securities in the table above included all U.S. Treasury and equity securities at both March 31, 2010 and December 31, 2009. There were no transfers in and out of Level 1 and Level 2 fair value measurements during the period ended March 31, 2010.

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value:

For the Three Months Ended March 31, 2010	Balance at December 31, 2009	Total Unrealized Gains or (Losses)	Total Realized Gains or (Losses)	Purchases (Sales or Paydowns)	Balance at March 31, 2010

Securities available-for-sale	$1,008	$286	$(158)	$(1)	$1,135

There were $158,000 and $0 of losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the periods ended March 31, 2010 and 2009, respectively.

The Level 3 securities consist of eight collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). The market for these securities at March 31, 2010 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:
•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2010,
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
 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

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

The internal rate of return is the pre-tax yield used to discount the best estimate of future cash flows after credit losses. The cash flows have been discounted using an estimated market discount rate ranging from 10% to 15%.

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at End of Period
March 31, 2010
Mortgage servicing rights	$-	$-	$517	$517
Impaired loans, net	-	-	1,073	1,073

December 31, 2009
Mortgage servicing rights	$-	$-	$519	$519
Impaired loans	-	-	549	549
Foreclosed assets	-	-	67	67

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at March 31, 2010 and December 31, 2009:

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

At March 31, 2010, the Company determined that no active market existed for pooled trust preferred securities with an amortized cost of $3,914,000 and an estimated fair value of $1,135,000. At December 31, 2009, the Company determined that no active market existed for pooled trust preferred securities with an amortized cost of $4,073,000 and an estimated fair value of $1,008,000.

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

Impaired Loans (generally carried at fair value): Impaired loans are loans, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value of impaired loans as of March 31, 2010 consists of loan balances of $1,289,000 less a valuation allowance of $216,000. The fair value of impaired loans as of December 31, 2009 consists of loan balances of $1,077,000 less a valuation allowance of $528,000.

Mortgage Servicing Rights (carried at lower of cost or fair value): The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The mortgage servicing rights are startified into tranches based on predominant characteristics, such as interest rate, loan type and investor type. The valuation incorporates assumptions that market participants would use in estimating future net servicing income.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

Certain tranches of mortgage servicing rights, which are carried at lower of cost or fair value, were written down to fair value during the quarter. The ending valuation allowance is $5,000 at March 31, 2010.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

The estimated fair values and carrying amounts of the Company’s financial instruments are summarized as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and due from banks	$10,519	$10,519	$8,841	$8,841
Interest-bearing deposits in banks	17,680	17,680	22,158	22,158
Investment securities available-for-sale	263,257	263,257	256,862	256,862
Investment securities held-to-maturity	2,847	2,961	3,347	3,471
Restricted investment in bank stocks	2,291	2,291	2,291	2,291
Loans held-for-sale	-	-	534	537
Net loans	449,860	429,299	443,204	423,036
Mortgage servicing rights	517	637	519	637
Accrued interest receivable	2,913	2,913	2,848	2,848

Financial Liabilities
Deposits with no stated maturities	337,742	337,742	313,007	313,007
Deposits with stated maturities	324,629	326,765	321,096	323,437
Short-term borrowings	21,831	21,831	28,433	28,433
Long-term debt	25,000	26,533	35,000	36,559
Accrued interest payable	1,405	1,405	1,565	1,565

The estimated fair value of QNB’s off-balance sheet financial instruments is as follows:

	March 31, 2010		December 31, 2009
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Commitments to extend credit	$105,521	$-	$99,119	$-
Standby letters of credit	15,107	-	14,071	-

10. OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS AND GUARANTEES

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

10. OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS AND GUARANTEES (Continued)

A summary of the Bank's financial instrument commitments is as follows:

	March 31, 2010	December 31, 2009
Commitments to extend credit and unused lines of credit	$105,521	$99,119
Standby letters of credit	15,107	14,071
	$120,628	$113,190

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2010 and December 31, 2009 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

11. REGULATORY RESTRICTIONS

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

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of March 31, 2010, that the Company and the Bank met capital adequacy requirements to which they were subject.

As of the most recent notification, the primary regulator of the Bank considered it to be “well capitalized” under the regulatory framework. There are no conditions or events since that notification that management believes have changed the classification. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the table below.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

11. REGULATORY RESTRICTIONS (Continued)

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital Levels
	Actual		Adequately Capitalized		Well Capitalized
As of March 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated	$62,454	11.53%	$43,349	8.00%	N/A	N/A
Bank	58,610	10.88%	43,101	8.00%	$53,876	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	55,870	10.31%	21,675	4.00%	N/A	N/A
Bank	52,253	9.70%	21,550	4.00%	32,326	6.00%

Tier I Capital (to Average Assets)
Consolidated	55,870	7.45%	29,982	4.00%	N/A	N/A
Bank	52,253	7.00%	29,844	4.00%	37,305	5.00%

	Capital Levels
	Actual		Adequately Capitalized		Well Capitalized
As of December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated	$61,168	11.51%	$42,504	8.00%	N/A	N/A
Bank	57,436	10.89%	42,212	8.00%	$52,765	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	54,703	10.30%	21,252	4.00%	N/A	N/A
Bank	51,219	9.71%	21,106	4.00%	31,659	6.00%

Tier I Capital (to Average Assets)
Consolidated	54,703	7.34%	29,822	4.00%	N/A	N/A
Bank	51,219	6.90%	29,679	4.00%	37,099	5.00%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QNB Corp. (herein referred to as QNB or the Company) is a bank holding company headquartered in Quakertown, Pennsylvania. The Company, through its wholly-owned subsidiary, QNB Bank (the Bank), has been serving the residents and businesses of upper Bucks, northern Montgomery and southern Lehigh counties in Pennsylvania since 1877. The Bank is a locally managed community bank that provides a full range of commercial and retail banking and retail brokerage services.

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, and including the risk factors identified in Item 1A of QNB’s 2009 Form 10-K, could affect the future financial results of the Company and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:
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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of QNB, which are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and predominant practices within the banking industry. The preparation of these consolidated financial statements requires QNB to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. QNB evaluates estimates on an on-going basis, including those related to the determination of the allowance for loan losses, the determination of the valuation of other real estate owned and foreclosed assets, other-than-temporary impairments on investment securities, the determination of impairment of restricted bank stock, the valuation of deferred tax assets, stock-based compensation and income taxes. QNB bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment. This accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt securities. The recent guidance replaced the “intent and ability” indication in previous guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held to maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

During the first quarter of 2010 QNB recorded a credit-related other-than-temporary impairment charge of $158,000 on three of its pooled trust preferred securities. For the same period in 2009, the Company recorded an other-than-temporary impairment charge of $390,000 related to losses in the equity securities portfolio.

Impairment of Restricted Investment in Bank Stocks
Restricted bank stock is comprised of restricted stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and the Atlantic Central Bankers Bank. Federal law requires a member institution of the FHLB to hold stock of its district bank according to a predetermined formula.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock to preserve capital. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the restricted stock as of March 31, 2010.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (Continued)

Stock-Based Compensation
At March 31, 2010, QNB sponsored stock-based compensation plans, administered by a board committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with ASC 718, Compensation-Stock Compensation. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimates the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

Income Taxes
QNB accounts for income taxes under the asset/liability method in accordance with income tax accounting guidance, ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond QNB’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

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

QNB reported net income for the first quarter of 2010 of $1,826,000, or $0.59 per share on a diluted basis. This represents a 66.9% increase in net income compared to the same period in 2009. Net income for the first quarter of 2009 was $1,094,000, or $0.35 per share on a diluted basis.

Net interest income increased $943,000, or 18.6%, to $6,024,000 for the first quarter of 2010 compared to the first quarter of 2009, reflecting an increase in interest income of $202,000, or 2.3%, and a reduction of interest expense by $741,000, or 20.9%. The significant decrease in interest expense has been influenced by a change in the mix of deposit types as well as the pricing of new and reinvested time deposits at lower market rates.

The net interest margin was 3.64% for the first quarter of 2010 compared to 3.48% for the first quarter of 2009 and 3.42% for the fourth quarter of 2009. The increase in the net interest margin from both the first and fourth quarters of 2009 is mainly the result of the cost of deposits and short-term borrowings declining to a greater degree than the yield earned on loans. Average earning assets grew 12.9% with average loans increasing 10.0% and average investment securities increasing 13.0% when comparing the first quarter of 2010 to the same period in 2009. The growth in loans was mainly related to real estate secured commercial loans and to a lesser degree commercial and industrial loans, while the growth in the investment portfolio was primarily in high-quality U.S. Government agency and tax-exempt state and municipal securities. On the funding side, average deposits increased 15.7% with average transaction accounts increasing 35.7%, or $83.4 million. The growth in interest-bearing checking accounts and savings accounts is largely due to the success of QNB’s two newest high-rate deposit products, eRewards Checking and Online eSavings. The Online eSavings account was introduced in the second quarter of 2009 and had balances totaling $31.6 million as of March 31, 2010.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

As a result of continued loan growth, higher than normal levels of net charge-offs and continued concerns over current economic conditions, QNB recorded a provision for loan losses of $700,000 in the first quarter of 2010. This compares to provisions of $600,000 for the quarter ended March 31, 2009 and $1,550,000 for the quarter ended December 31, 2009. Net loan charge-offs were $560,000 for the first quarter of 2010 compared with $216,000 for the first quarter of 2009 and $906,000 for the fourth quarter of 2009.

Total non-performing loans, which represent loans on non-accrual status, loans past due more than 90 days and still accruing interest, and restructured loans were $5,895,000, or 1.29% of total loans, at March 31, 2010, compared to $743,000, or 0.18% of total loans, at March 31, 2009 and $6,102,000, or 1.36% of total loans at December 31, 2009. Total delinquent loans, which include loans that are thirty days or more past due, increased to 2.46% of total loans at March 31, 2010, compared with 0.83% and 2.17% of total loans at March 31, 2009 and December 31, 2009, respectively. QNB’s non-performing loan and total delinquent loan ratios continue to compare favorably with the average for Pennsylvania commercial banks with assets between $500 million and $1 billion, as reported by the FDIC using December 31, 2009 data, the most recent available. The total non-performing loan and total delinquent loan ratios for the Pennsylvania commercial banks noted above were 2.34% and 3.74% of total loans, respectively, as of December 31, 2009.

QNB’s allowance for loan losses of $6,357,000 represents 1.39% of total loans at March 31, 2010 compared to an allowance for loan losses of $4,220,000, or 1.01% of total loans at March 31, 2009 and $6,217,000, or 1.38% of total loans at December 31, 2009. Other real estate owned and other repossessed assets were $51,000 at March 31, 2010 compared with $437,000 at March 31, 2009 and $67,000 at December 31, 2009.

Total non-interest income was $1,132,000 for the first quarter of 2010, an increase of $399,000 compared with the same period in 2009. Activity in the investment securities portfolio is the primary reason for the increase in total non-interest income. In the first quarter of 2010, gains primarily on the sale of several equity securities totaling $294,000 were offset in part by a $158,000 credit-related other-than-temporary impairment (OTTI) charge on pooled trust preferred securities resulting in a net gain of $136,000. In the first quarter of 2009 investment securities activity resulted in a $254,000 net loss and included a $390,000 charge related to OTTI in the carrying value of holdings in the equity investment portfolio and $136,000 of gains realized on the sale of several higher-yielding corporate bonds sold to reduce credit risk in the portfolio.

Non-interest income for the first quarter of 2010, excluding net investment securities gains, totaled $996,000 compared to $987,000 for the first quarter of 2009, excluding net investment securities losses. Less residential mortgage activity for the 2010 quarter resulted in gains on sales of residential mortgage loans decreasing $93,000 to $75,000. Increases in merchant income, letter of credit fees, and ATM and debit card income contributed $59,000 in additional non-interest income when comparing the three-month periods. Losses on the sale of repossessed assets decreased $42,000 when comparing the quarter ended March 31, 2010 to the same period in 2009.

Total non-interest expense was $4,118,000 for the first quarter of 2010, an increase of 4.8% compared to $3,929,000 for the first quarter of 2009. The largest contributing factor to this increase in non-interest expense was FDIC insurance premium expense which increased $61,000, or 31.6%, to $254,000. The higher expense is primarily the result of deposit growth and an increased assessment rate levied on all insured institutions by the FDIC. Salary and benefit expense increased $59,000, or 2.8%, to $2,137,000 for the first quarter of 2010 primarily as a result of normal merit increases.

These items noted in the foregoing overview, as well as others, will be discussed and analyzed more thoroughly in the next sections.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

Three Months Ended	March 31, 2010			March 31, 2009
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$-	-	$-	$1,497	0.20%	$1
Investment securities:
U.S. Treasury	5,025	0.58%	7	5,064	1.60%	20
U.S. Government agencies	63,566	3.40%	541	37,083	4.77%	442
State and municipal	55,900	6.35%	887	47,732	6.46%	771
Mortgage-backed and CMOs	120,601	4.29%	1,292	119,098	5.46%	1,625
Corporate bonds (fixed and variable)	4,517	1.24%	14	7,486	4.66%	87
Money market mutual funds	-	-	-	3,398	1.02%	9
Equities	2,830	3.66%	26	3,466	3.04%	26
Total investment securities	252,439	4.38%	2,767	223,327	5.34%	2,980
Loans:
Commercial real estate	239,586	6.02%	3,555	201,399	6.28%	3,117
Residential real estate	24,294	5.72%	347	24,187	6.05%	366
Home equity loans	61,728	5.08%	774	67,576	5.25%	875
Commercial and industrial	80,202	5.18%	1,024	72,024	4.94%	876
Indirect lease financing	13,956	8.45%	295	15,234	8.43%	321
Consumer loans	3,574	11.73%	103	4,275	10.35%	109
Tax-exempt loans	27,724	5.78%	396	25,424	6.01%	377
Total loans, net of unearned income*	451,064	5.84%	6,494	410,119	5.97%	6,041
Other earning assets	16,983	0.23%	10	3,513	0.16%	1
Total earning assets	720,486	5.22%	9,271	638,456	5.73%	9,023
Cash and due from banks	9,351			9,814
Allowance for loan losses	(6,246)			(3,925)
Other assets	25,956			21,695
Total assets	$749,547			$666,040

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$81,793	0.69%	138	$64,501	0.49%	78
Municipals	34,314	0.99%	84	25,611	1.21%	76
Money market	72,172	0.93%	166	48,064	1.38%	164
Savings	74,542	0.77%	141	44,790	0.25%	28
Time	217,241	2.37%	1,272	215,098	3.49%	1,849
Time of $100,000 or more	106,620	2.42%	636	105,216	3.54%	920
Total interest-bearing deposits	586,682	1.68%	2,437	503,280	2.51%	3,115
Short-term borrowings	22,588	0.95%	53	18,488	1.23%	56
Long-term debt	27,000	4.65%	314	35,000	4.27%	374
Total interest-bearing liabilities	636,270	1.79%	2,804	556,768	2.58%	3,545
Non-interest-bearing deposits	54,109			50,576
Other liabilities	3,533			4,293
Shareholders' equity	55,635			54,403
Total liabilities and shareholders' equity	$749,547			$666,040
Net interest rate spread		3.43%			3.15%
Margin/net interest income		3.64%	$6,467		3.48%	$5,478
Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.
Non-accrual loans and investment securities are included in earning assets.
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

	Three Months Ended
	March 31, 2010 compared
	to March 31, 2009
	Total	Due to change in:
	Change	Volume	Rate
Interest income:
Federal funds sold	$(1)	$(1)	$-
Investment securities:
U.S. Treasury	(13)	-	(13)
U.S. Government agencies	99	315	(216)
State and municipal	116	132	(16)
Mortgage-backed and CMOs	(333)	20	(353)
Corporate bonds (fixed and variable)	(73)	(34)	(39)
Money market mutual funds	(9)	(9)	-
Equities	-	(4)	4
Loans:
Commercial real estate	438	590	(152)
Residential real estate	(19)	1	(20)
Home equity loans	(101)	(75)	(26)
Commercial and industrial	148	100	48
Indirect lease financing	(26)	(27)	1
Consumer loans	(6)	(18)	12
Tax-exempt loans	19	34	(15)
Other earning assets	9	6	3
Total interest income	248	1,030	(782)
Interest expense:
Interest-bearing demand	60	21	39
Municipals	8	26	(18)
Money market	2	81	(79)
Savings	113	18	95
Time	(577)	19	(596)
Time of $100,000 or more	(284)	13	(297)
Short-term borrowings	(3)	12	(15)
Long-term debt	(60)	(85)	25
Total interest expense	(741)	105	(846)
Net interest income	$989	$925	$64

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three-month period ended March 31, 2010 and 2009.

For the Three Months Ended March 31,	2010	2009
Total interest income	$8,828	$8,626
Total interest expense	2,804	3,545
Net interest income	6,024	5,081
Tax-equivalent adjustment	443	397
Net interest income (fully taxable-equivalent)	$6,467	$5,478

Net interest income is the primary source of operating income for QNB. Net interest income is interest income, dividends, and fees on earning assets, less interest expense incurred for funding sources. Earning assets primarily include loans, investment securities, interest bearing balances at the Federal Reserve Bank (Fed) and Federal funds sold. Sources used to fund these assets include deposits and borrowed funds. Net interest income is affected by changes in interest rates, the volume and mix of earning assets and interest-bearing liabilities, and the amount of earning assets funded by non-interest bearing deposits.

For purposes of this discussion, interest income and the average yield earned on loans and investment securities are adjusted to a tax-equivalent basis as detailed in the tables that appear on pages 32 and 33. This adjustment to interest income is made for analysis purposes only. Interest income is increased by the amount of savings of Federal income taxes, which QNB realizes by investing in certain tax-exempt state and municipal securities and by making loans to certain tax-exempt organizations. In this way, the ultimate economic impact of earnings from various assets can be more easily compared.

The net interest rate spread is the difference between average rates received on earning assets and average rates paid on interest-bearing liabilities, while the net interest rate margin, which includes interest-free sources of funds, is net interest income expressed as a percentage of average interest-earning assets.

Net interest income increased $943,000, or 18.6%, to $6,024,000 for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009. It also represents an increase of $251,000, or 4.3%, from the $5,773,000 reported for the fourth quarter of 2009. On a tax-equivalent basis, net interest income increased $989,000, or 18.1%, from $5,478,000 for the three months ended March 31, 2009 to $6,467,000 for the same period ended March 31, 2010.

Several factors contributed to the significant increase in net interest income. Strong growth in deposits and the deployment of these deposits into commercial loans at reasonable interest rates contributed to the growth in tax-equivalent interest income of $248,000. Total average deposits increased $86,935,000, or 15.7%, to $640,791,000 when comparing the three months ended March 31, 2010 and March 31, 2009. Over this same time period total average loans increased $40,945,000, or 10.0%, and total average investment securities increased $29,112,000, or 13.0%. Another factor in the increase in net interest income was the significant decrease in interest expense resulting from a change in the mix of deposit types as well as the pricing of new and reinvested time deposits at lower market rates. Interest expense declined by $741,000, or 20.9%, when comparing the two quarters. As a result of these factors the net interest margin improved to 3.64% for the first quarter of 2010 compared to 3.48% for the first quarter of 2009 and 3.42% for the fourth quarter of 2009.

While the economy has shown signs of improvement, issues in the residential and commercial real estate markets persist as do high levels of unemployment. As a result of these factors, as well as concerns over the stability of some European economies, interest rates, while extremely volatile, remain at historically low levels. These low levels of interest rates have been in place since 2008 and have resulted in lower yields earned on both loans and investment securities as well as lower rates paid on deposits and borrowed funds.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

The yield on earning assets on a tax-equivalent basis decreased 51 basis points from 5.73% for the first quarter of 2009 to 5.22% for the first quarter of 2010. However, the yield of 5.22% for the first quarter of 2010 represents an increase of five basis points from the 5.17% reported for the fourth quarter of 2009. In comparison, the rate paid on interest-bearing liabilities decreased 79 basis points from 2.58% for the first quarter of 2009 to 1.79% for the first quarter of 2010 and decreased 19 basis points when compared to 1.98% reported in the fourth quarter of 2009.

Interest income on investment securities decreased $213,000 when comparing the two quarters as the increase in average balances could only partially offset the 96 basis point decline in the average yield of the portfolio. The average yield on the investment portfolio was 4.38% for the first quarter of 2010 compared with 5.34% for the first quarter of 2009. The decline in the yield on the investment portfolio is primarily the result of the extended period of low interest rates which has resulted in an increase in cash flow from the investment portfolio as prepayments speeds on mortgage-backed securities and CMOs ramped-up as did the amount of calls of agency and municipal securities. The reinvestment of these funds were generally in securities that had lower yields than what they replaced. The growth in the investment portfolio was primarily in high quality U.S. Government agency and tax-exempt State and municipal bonds. Income on Government agency securities increased $99,000, as the 71.4% growth in average balances was offset by a 137 basis point decline in the yield from 4.77% for the first quarter of 2009 to 3.40% for the same period in 2010. Most of the bonds in the agency portfolio have call features ranging from three months to five years, many of which were exercised as a result of the low interest rate environment. The proceeds from these called bonds were reinvested in securities with significantly lower yields. Interest on tax-exempt municipal securities increased $116,000 with higher balances accounting for $132,000 of additional income. The yield on the state and municipal portfolio decreased from 6.46% for the first quarter of 2009 to 6.35% for the first quarter of 2010. Interest income on mortgage-backed securities and CMOs decreased $333,000 with lower yields being the primary factor. The yield on the mortgage-backed portfolio decreased from 5.46% to 4.29% when comparing the first quarter of 2009 and 2010.

To reduce credit risk in the portfolio QNB has proactively sold over the past two years corporate bonds issued by financial institutions, nonagency issued CMOs and noninvestment grade and nonrated state and municipal bonds. These sales generally resulted in the recording of gains but usually also resulted in the selling of some higher yielding bonds. The corporate bond portfolio is currently comprised primarily of pooled trust preferred securities, most of which are on nonaccrual status.  Interest on corporate bonds declined by $73,000 with the nonaccrual status of the trust preferred securities accounting for much of the difference. As mentioned previously, in January 2009, QNB sold $6,000,000 in corporate bonds issued by financial institutions at a gain of $136,000. The bonds sold had an average yield of 6.89%. This also had the impact of reducing interest income, the average balance and the average yield on the corporate bond portfolio. The yield on the total investment portfolio is anticipated to continue to decline as cash flow from the portfolio as well as excess liquidity is reinvested at current market rates which are below the projected portfolio yield at March 31, 2010 of 4.35%.

Income on loans increased $453,000 to $6,494,000 when comparing the first quarters of 2010 and 2009 as the impact of declining interest rates was offset by the growth in the portfolio. Average loans increased $40,945,000, or 10.0%, and contributed an additional $605,000 in interest income. The yield on loans decreased 13 basis points, to 5.84% when comparing the same periods, resulting in a reduction in interest income of $152,000. Reducing the impact of the decline in interest rates on loan yields is the structure of the loan portfolio, which has a significant portion of fixed-rate and adjustable-rate loans with fixed-rate terms for three to ten years. Also helping to stabilize the yield was the implementation of interest rate floors on some variable rate commercial loans and home equity lines of credit. The rate earned on loans has not fallen to the degree that the rate earned on investment securities, which are more closely tied to the treasury yield curve.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Most of the growth in the loan portfolio, both in terms of balances and interest income, was in the category of commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on these loans increased $438,000, with average balances increasing $38,187,000, or 19.0%, to $239,586,000, for the three months ended March 31, 2010. The yield on commercial real estate loans was 6.02% for the first quarter of 2010, a decline of 26 basis points from the 6.28% reported for the first quarter of 2009. Interest on commercial and industrial loans, the second largest category, increased $148,000 with a positive impact from both the growth in balances and the increase in the yield. Average commercial and industrial loans increased $8,178,000, or 11.4%, to $80,202,000 for the first quarter of 2010, contributing an additional $100,000 in interest income. The average yield on these loans increased 24 basis points to 5.18% resulting in an increase in income of $48,000. The implementation of interest rate floors on loans in this category, primarily lines of credit indexed to the prime rate, was a major factor in the improvement in the yield.

Income on home equity loans declined by $101,000 when comparing the first quarter of 2010 and 2009. Over this same time period average home equity loans decreased $5,848,000, or 8.7%, to $61,728,000, while the yield on the home equity portfolio decreased 17 basis points to 5.08%. The demand for home equity loans has declined as home values have fallen preventing some homeowners from having equity in their homes to borrow against while others have taken advantage of the low interest rates on mortgages and refinanced their home equity loans into a new mortgage. Included in the home equity portfolio are floating rate home equity lines tied to the prime lending rate. The average balance of these loans increased by $4,572,000, or 23.4%, to $24,080,000 for the first quarter of 2010. In contrast, average fixed rate home equity loans declined by $10,420,000, or 21.7%, to $37,648,000. Customers who are opening home equity loans are choosing the floating rate option indexed to prime even with a rate floor because the rate is currently significantly lower than a fixed rate home equity loan.

Income on other earning assets is comprised of interest on deposits in correspondent banks, primarily the Federal Reserve Bank and dividends on restricted investments in bank stocks, primarily the Federal Home Loan Bank of Pittsburgh (FHLB). Income on other earning assets increased from $1,000 for the first quarter of 2009 to $10,000 for the first quarter of 2010. Beginning in December 2008, the Fed began paying 0.25% on balances in excess of required reserves. With this rate being above what could be earned on selling Federal funds or investing in AAA rated money market mutual funds excess liquidity was housed at the Fed. The average balance held at the Federal Reserve Bank was $14,370,000 for the three months ended March 31, 2010 compared with $278,000 for the first quarter of 2009. This resulted in interest income of $9,000 included in other earning assets for the first quarter of 2010. In December 2008, the FHLB notified member banks that it was suspending dividend payments to preserve capital. There was no dividend income from the FHLB in either the first quarter of 2010 or 2009.

For the most part, earning assets are funded by deposits, which increased on average by $86,935,000, or 15.7%, to $640,791,000, when comparing the first quarters of 2010 and 2009. It appears that customers continue to seek the safety of FDIC insured deposits and the stability of a strong local community bank as opposed to the volatility of the equity markets and the uncertainty of the larger regional and national banks. On October 3, 2008, in response to the ongoing economic crisis affecting the financial services industry, the Emergency Economic Stabilization Act of 2008 was enacted which temporarily raised the basic limit on FDIC coverage from $100,000 to $250,000 per depositor until December 31, 2009. However, legislation was passed during the second quarter of 2009 that extended the higher coverage through December 31, 2013. In addition, on October 13, 2008, the FDIC established a program under which the FDIC will fully guarantee all non-interest bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”). On August 26, 2009 the FDIC amended the program to extend the date six months until June 30, 2010 to those institutions that do not opt out of participating. On April 19, 2010 the program was extended again until December 31, 2010. QNB is participating in the Transaction Account Guarantee Program. To participate in this program QNB pays a fee of 15 basis points. These programs likely contributed to the growth in deposits.

While total income on earning assets on a tax-equivalent basis increased $248,000 when comparing the first quarter of 2010 to the first quarter of 2009, total interest expense declined $741,000. Interest expense on total deposits decreased $678,000 while interest expense on borrowed funds decreased $63,000 when comparing the two quarters. The rate paid on interest-bearing liabilities decreased 79 basis points from 2.58% for the first quarter of 2009 to 1.79% for the first quarter of 2010. During this same period, the rate paid on interest-bearing deposits decreased 83 basis points from 2.51% to 1.68%.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

All categories of average deposits increased when comparing the first quarter of 2010 to the same period in 2009. Unlike prior years the growth was not centered in time deposits but in interest-bearing demand, money market and savings deposits, accounts with greater liquidity. Average interest-bearing demand accounts increased $17,292,000, or 26.8%, to $81,793,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Interest expense on interest-bearing demand accounts increased from $78,000 for the first quarter of 2009 to $138,000 for the first quarter of 2010 while the average rate paid increased from 0.49% to 0.69%. The increase in the average rate paid reflects a change in the mix of accounts included in interest-bearing demand accounts. Included in this category is  eRewards checking, a high rate checking account introduced during the third quarter of 2008. For the first quarter of 2009 the account paid interest of 4.01% on balances up to $25,000. As of April 1, 2009, the yield paid on balances up to $25,000 was reduced to 3.25%. This yield was reduced again on February 10, 2010 to 2.75%. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and perform at least 12 check card transactions per statement cycle. For the first quarter of 2010, the average balance in the product was $23,066,000 and the related interest expense was $130,000 for an average yield of 2.28%. This lower rate than the 2.75% reflects the lower rate paid on accounts that do not meet the qualifications or on balances in excess of $25,000 which pay 1.01%. In comparison the average balance for the first quarter of 2009 was $8,862,000 with a related interest expense of $70,000 and an average rate paid of 3.22%. Even with the drop in the rate paid, it is anticipated that this product will continue to result in the movement of balances from lower yielding deposit accounts to this product, but will also result in obtaining new customers and additional deposits of existing customers. This product also generates fee income through the use of the check card.

Interest expense on municipal interest-bearing demand accounts increased from $76,000 for the first quarter of 2009 to $84,000 for the same period in 2010. The increase in interest expense was the result of volume growth as the average balance of municipal interest-bearing demand accounts increased $8,703,000, or 34.0%. The impact on interest expense of the increase in balances was partially offset by a decline in the average interest rate paid on these accounts from 1.21% for the first quarter of 2009 to 0.99% for the first quarter of 2010. Most of these accounts are tied directly to the Federal funds rate with some having rate floors between 0.50% and 1.50%. The balances in many of these accounts are seasonal in nature and are dependant upon the timing of the receipt of taxes and the disbursement by the schools and municipalities.

Average money market accounts increased $24,108,000, or 50.2%, to $72,172,000 for the first quarter of 2010 compared with the first quarter of 2009. Despite the significant increase in balances, interest expense on money market accounts only increased $2,000 to $166,000 for the first quarter of 2010 compared to the first quarter of 2009. Interest expense related to the increase in average balances was $81,000 while the decline in the rate paid had the impact of decreasing interest expense by $79,000. The average interest rate paid on money market accounts was 1.38% for the first quarter of 2009 and 0.93% for the first quarter of 2010, a decline of 45 basis points. Included in total money market balances is the Select money market account, a higher yielding money market product that pays a tiered rate based on account balances. With the sharp decline in short-term interest rates, the rates paid on the Select money market account have declined as well. The growth in balances is in both consumer and business accounts and appears to reflect the desire for safety, liquidity and a rate comparable with short-term time deposits.

During the second quarter of 2009 QNB introduced an online only eSavings account to compete with other online savings accounts. This product was introduced at a yield of 1.85% and has been extremely successful having grown to $31,625,000 at March 31, 2010. The eSavings yield was reduced to 1.60% on March 17, 2010. The average balance of this product was $24,945,000 for the first quarter of 2010 and contributed to the $29,752,000, or 66.4%, increase in total average savings accounts when comparing the first quarters of 2010 and 2009. Average statement savings accounts also increased $4,797,000, or 11.0%, when comparing the same periods. As a result of the eSavings product the average rate paid on savings accounts increased 52 basis points from 0.25% for the first quarter of 2009 to 0.77% for the first quarter of 2010.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

While time deposit balances did not increase significantly when comparing the two quarters, time deposits did have the greatest impact on total interest expense as these accounts repriced lower over the past year.  Total interest expense on time deposits decreased $861,000, or 31.1%, to $1,908,000 for the first quarter of 2010. Average total time deposits increased by $3,547,000, or 1.1%, to $323,861,000 for the first quarter of 2010. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. Over the course of 2009 and the first quarter of 2010 a significant amount of time deposits have repriced lower as rates have declined. The average rate paid on time deposits decreased from 3.51% to 2.39% when comparing the first quarter of 2009 to the same period in 2010.

Approximately $231,950,000, or 71.5%, of time deposits at March 31, 2010 will reprice or mature over the next 12 months. The average rate paid on these time deposits is approximately 2.26%. Included in this amount are $60,896,000 of time deposits which mature during the second quarter of 2010 at an average rate of 2.84%. Given the short-term nature of QNB’s time deposit portfolio and the current rates being offered, it is likely that the average rate paid on time deposits should continue to decline through the second quarter or third quarter of 2010 as higher costing time deposits are repriced lower. To date QNB has been extremely successful in meeting the challenge of retaining these deposits.

Contributing to the decrease in total interest expense was a reduction in interest expense on long-term debt of $60,000. In January 2010, $10,000,000 in FHLB advances at a rate of 2.97% matured and were repaid resulting in the reduction in expense. Since the rate paid on the debt that was repaid was lower than the remaining debt the average rate paid increased from 4.27% for the first quarter of 2009 to 4.65% for the first quarter of 2010. In April, 2010 another $5,000,000 of debt at a rate of 4.90% was repaid.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES (Continued)

As a result of continued loan growth, higher than normal levels of net charge-offs and continued concerns over current economic conditions, QNB recorded a provision for loan losses of $700,000 in the first quarter of 2010. This compares to provisions of $600,000 for the quarter ended March 31, 2009 and $1,550,000 for the quarter ended December 31, 2009. Net loan charge-offs were $560,000, or 0.50% (annualized) of average total loans for the first quarter of 2010 compared with $216,000, or 0.21% (annualized) of average total loans for the first quarter of 2009 and $906,000, or 0.82% (annualized) of average total loans for the fourth quarter of 2009. Of the charge-offs for the first quarter of 2010, $350,000 relates to a commercial borrower whose loan was secured by business assets. Indirect lease financing net charge-offs were $62,000 and $99,000 for the first quarter of 2010 and 2009, respectively. This portfolio includes loans to businesses in the trucking and construction industries which were negatively impacted by the slowdown in the economy over the past 18 months.

As referenced in the following table, the levels of non-performing and delinquent loans have trended higher over the past year. At March 31, 2010 non-performing loans totaled $5,895,000, as compared with $6,102,000 at December 31, 2009 and $743,000 at March 31, 2009. When compared to total loans, non-performing loans have risen from 0.18% at March 31, 2009 to 1.29% at March 31, 2010. However, it does represent a slight improvement from the 1.36% reported at December 31, 2009. Despite the increase in non-performing loans over the past year QNB’s non-performing loans to total loans ratio continues to compare favorably with the average 2.34% of total loans for Pennsylvania commercial banks with assets between $500 million and $1 billion as reported by the FDIC using December 31, 2009 data, the most recent available.

Delinquent loans are considered performing loans and exclude non-accrual loans, restructured loans and loans 90 days or more past due and still accruing interest (all of which are considered non-performing loans). Total delinquent loans at March 31, 2010, December 31, 2009 and March 31, 2009 represent 1.24%, 0.89% and 0.66% of total loans, respectively. The increase from December 31, 2009 primarily represents loans to one borrower.

The allowance for loan losses was $6,357,000 and $6,217,000 at March 31, 2010 and December 31, 2009, respectively. The ratio of the allowance to total loans was 1.39% and 1.38% at the respective period end dates. The ratio is at a level that QNB management believes is adequate based on its analysis of known and inherent losses in the portfolio.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are primarily those classified as non-accrual or restructured. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At March 31, 2010 and December 31, 2009, the recorded investment in impaired loans totaled $5,426,000 and $5,699,000, respectively, of which $4,137,000 and $4,622,000, respectively, required no specific allowance for loan losses. The recorded investment in impaired loans requiring a specific allowance for loan losses was $1,289,000 and $1,077,000 at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010 and December 31, 2009 the related allowance for loan losses associated with these loans was $216,000 and $528,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES (Continued)

The following table shows asset quality indicators for the periods presented:

	3/31/10	12/31/09	9/30/09	6/30/09	3/31/09
Non-performing loans	$5,895	$6,102	$5,199	$4,203	$743
Non-performing loans to total loans	1.29%	1.36%	1.19%	0.97%	0.18%

Delinquent loans (30-89 days past due), not included above	$5,677	$4,015	$5,210	$4,049	$2,757
Delinquent loans to total loans	1.24%	0.89%	1.19%	0.93%	0.66%

Total delinquent and non-performing loans	$11,572	$10,117	$10,409	$8,252	$3,500
Total delinquent and non-performing loans to total loans	2.54%	2.25%	2.38%	1.89%	0.83%

Non-performing assets	$6,932	$7,032	$6,285	$4,582	$1,180
Non-performing assets to total assets	0.90%	0.92%	0.86%	0.64%	0.17%

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	March 31, 2010	December 31, 2009
Loans past due 90 days or more and still accruing interest	$14	$759
Non-accrual loans	3,664	3,086
Restructured loans, not included above	2,217	2,257
Total non-performing loans	$5,895	$6,102
Other real estate owned and repossessed assets	51	67
Non-accrual pooled trust preferred securities	986	863
Total non-performing assets	$6,932	$7,032

Average total loans (YTD average)	$451,064	$427,924
Total loans, including loans held for sale	456,217	449,421
Allowance for loan losses	6,357	6,217

Allowance for loan losses to:
Non-performing loans	107.85%	101.88%
Total loans	1.39%	1.38%
Average total loans	1.41%	1.45%

Non-performing loans / Loans	1.29%	1.36%
Non-performing assets / Assets	0.90%	0.92%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES (Continued)

An analysis of loan charge-offs for the three months ended March 31, 2010 compared to 2009 is as follows:

For the Three Months Ended March 31,	2010	2009
Net charge-offs	$560	$216

Net charge-offs (annualized) to:
Total loans	0.50%	0.21%
Average total loans	0.50%	0.21%
Allowance for loan losses	35.75%	20.73%

NON-INTEREST INCOME

Non-Interest Income Comparison
			Change from Prior Year
Three Months Ended March 31,	2010	2009	Amount	Percent
Fees for services to customers	$405	$395	$10	2.5%
ATM and debit card	271	228	43	18.9%
Bank-owned life insurance	64	71	(7)	-9.9%
Mortgage servicing fees	32	36	(4)	-11.1%
Net gain on sale of loans	75	168	(93)	-55.4%
Net gain (loss) on investment securities	136	(254)	390	153.5%
Other	149	89	60	67.4%
Total	$1,132	$733	$399	54.4%

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and check card income, income on bank-owned life insurance, mortgage servicing fees, gains and losses on the sale of investment securities and residential mortgage loans.

Total non-interest income for the first quarter of 2010 was $1,132,000 compared to $733,000 for the first quarter of 2009. Activity in the investment securities portfolio is the primary reason for the increase in total non-interest income.

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees increased $10,000, or 2.5%, to $405,000 when comparing the three-month periods. Overdraft increased slightly despite QNB reducing the per item charge for overdrafts in March by $2.00, to $35.00. A modest increase in the volume of overdrafts was able to offset the lower charge per item.

ATM and debit card income is primarily comprised of transaction income on debit cards and ATM cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $271,000 for the first quarter of 2010, an increase of $43,000 from the amount recorded during the first quarter of 2009. This primarily reflects growth in ATM and debit card transactions. Helping to contribute to the growth in debit card transactions is the growth in the eRewards checking product, a high-yield checking account which requires a minimum of twelve debit card transactions per statement cycle to receive the high interest rate.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME (Continued)

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to, and over, the period of net servicing income or loss. On a quarterly basis, servicing assets are assessed for impairment based on their fair value. Mortgage servicing fees for the three-month periods ended March 31, 2010 and 2009 were $32,000 and $36,000, respectively. Mortgage servicing fee income is made of several components: the fee earned for servicing the mortgage minus the amortization of the mortgage servicing asset plus or minus the change in the valuation allowance. During the three months ended March 31, 2009 there was a $26,000 reversal of a portion of the valuation allowance that was recorded at December 31, 2008. Amortization expense related to the mortgage servicing asset for the three-month periods ended March 31, 2010 and 2009 was $18,000 and $33,000, respectively. Mortgage refinance activity increased significantly during the first quarter of 2009 as residential mortgage rates declined resulting in a higher amount of amortization expense as mortgage servicing assets were written off. The average balance of mortgages serviced for others was $80,019,000 for the first quarter of 2010 compared to $67,334,000 for the first quarter of 2009, an increase of 10.8%. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

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

Net investment securities gains were $136,000 for the quarter ended March 31, 2010 compared to net losses of $254,000 for the comparable quarter in 2009. In the first quarter of 2010, gains primarily on the sale of several equity securities totaling $294,000 were offset in part by a $158,000 credit-related other-than-temporary impairment (OTTI) charge on pooled trust preferred securities resulting in a net gain of $136,000. In the first quarter of 2009 investment securities activity resulted in a $254,000 net loss and included a $390,000 charge related to OTTI in the carrying value of holdings in the equity investment portfolio and $136,000 of gains realized on the sale of several higher-yielding corporate bonds sold to reduce credit risk in the portfolio.

The net gain on the sale of residential mortgage loans was $75,000 and $168,000 for the quarters ended March 31, 2010 and 2009, respectively. This $93,000 decrease in the net gain on sale of loans was a result of decreased refinancing activity. Many customers who were able to refinance have already refinanced due to the low interest rate environment that has existed for over a year. Residential mortgage loans to be sold are identified at origination. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Included in the gains on the sale of residential mortgages in these periods were $17,000 and $58,000, respectively, related to the recognition of mortgage servicing assets. Proceeds from the sale of residential mortgages were $2,313,000 and $7,685,000 for the first quarters of 2010 and 2009, respectively.

Other income was $149,000 for the first quarter of 2010 and $89,000 for the same period during 2009. The majority of the increase was attributable to the following:
•	Merchant income increased $10,000, or 21.3%, for the three-month period which is attributable to new merchant accounts being obtained.
•	Letter of credit fee income increased $6,000.
•	Loss on sale of repossessed assets of $3,000 was $42,000 lower than the first quarter of 2009.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
			Change from Prior Year
Three Months Ended March 31,	2010	2009	Amount	Percent
Salaries and employee benefits	$2,137	$2,078	$59	2.8%
Net occumpancy	369	353	16	4.5%
Furniture and equipment	282	296	(14)	-4.7%
Marketing	161	175	(14)	-8.0%
Third-party services	273	230	43	18.7%
Telephone, postage and supplies	157	149	8	5.4%
State taxes	140	135	5	3.7%
FDIC insurance premiums	254	193	61	31.6%
Other	345	320	25	7.8%
Total	$4,118	$3,929	$189	4.8%

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services and various other operating expenses. Total non-interest expense was $4,118,000 for the first quarter of 2010, an increase of $189,000 compared to the first quarter of 2009.

Salaries and benefits is the largest component of non-interest expense. Salaries and benefits expense increased $59,000, or 2.8%, to $2,137,000 for the quarter ended March 31, 2010 compared to the same quarter in 2009. Salary expense increased $37,000, or 2.2%, during the period to $1,684,000. Also, included in salary expense for the first quarter of 2010 and 2009, was $10,000 and $13,000, respectively, in stock option compensation expense. Merit increases, as well as a small increase in the average number of full-time equivalent employees accounts for the higher salary expense. Included in salary and benefit expense for the first quarter of 2009 were costs associated with the Chief Operating Officer position. This position was vacant during the first quarter of 2010. The average number of full time-equivalent employees increased by three when comparing the first quarter of 2010 and 2009. Comparing the two quarters, benefits expense increased $22,000, or 5.1%, to $453,000. Increases in payroll related tax expense, including Pennsylvania unemployment taxes, increased $8,000 and retirement plan contribution expense increased by $9,000 when comparing the two quarters. In addition, costs related to medical, dental and life insurance premiums accounted for $12,000 of the increase.

Net occupancy expense increased $16,000, or 4.5%, to $369,000 for the first quarter of 2010 while furniture and equipment expense declined by $14,000, or 4.7%, to $282,000 for the same period. Higher branch rent and building security expense account for most of the increase in net occupancy expense while the reduction in depreciation expense contributed to the decline in furniture and fixture expense.

Marketing expense decreased $14,000, to $161,000, for the quarter ended March 31, 2010. Advertising expense was $12,000 lower in 2010 when compared to 2009. The decrease was related to lower outdoor advertising expenses related to the Wescosville location, which opened in the fourth quarter of 2008. During the first quarter of 2009 there was a heightened focus on marketing in that region.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $43,000 for the three months ended March 31, 2010 when comparing the same period in 2009. Total expense was $273,000 for the first quarter of 2010 compared to $230,000 for the first quarter of 2009. The largest portion of the increase related to the following third party services:
•	Legal expense increased by $15,000 primarily as a result of loan collection costs.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE (Continued)

•
Consultant expense increased $13,000. During the first quarter of 2010 an independent third party was utilized to analyze and value the Bank’s pooled trust preferred securities. In addition a consultant was hired for leadership training.

•	Costs associated with the registration, printing and mailing of the Dividend Reinvestment and Stock Purchase Plan contributed approximately $8,000 to the increase.
•
$7,000 of the increase relates to a new system to allow customers to open accounts online through a dedicated secure website and increased vendor costs in connection with the eRewards checking account.

State tax expense represents the accrual of the Pennsylvania shares tax, which is based on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $140,000 for the first quarter of 2010, an increase of $5,000 compared to the same period in 2009. This increase was a result of a higher shares tax of $6,000 resulting from an increase in the Bank’s equity, partially offset by a reduction in the Company’s capital stock tax.

FDIC insurance premium expense increased $61,000, or 31.6%, to $254,000, when comparing the first quarter of 2010 to 2009. The higher expense is a result of an increased assessment rate levied on all insured institutions by the FDIC in order to replenish the Deposit Insurance Fund which has been reduced as a result of the recent bank failures. Strong deposit growth along with QNB’s participation in the FDIC’s Transaction Account Guarantee Program also contributed to the higher premiums.

Other expense increased $25,000 to $345,000 for the first quarter of 2010. The main contributors to the increase in this category were an $11,000 increase in expenses related to the processing of check card transactions, an increase of $10,000 related to charge-offs of fraudulent ATM and check card transactions and $10,000 related to Directors’ fees. There was also an increase of $5,000 in ATM fee refunds in connection with the eRewards checking account.. These increases were partially offset by a decrease of $15,000 related to expenses in connection with foreclosed real estate and repossessed assets.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 2010, QNB’s net deferred tax asset was $1,296,000. The primary components of deferred taxes are a deferred tax asset of $2,161,000 relating to the allowance for loan losses, a deferred tax asset of $269,000 generated by OTTI charges on equity securities and a deferred tax asset of $395,000 related to OTTI charges on trust preferred securities. Partially offsetting these deferred tax assets was a deferred tax liability of $1,212,000 resulting from unrealized gains on available-for-sale securities. As of March 31, 2009, QNB’s net deferred tax asset was $1,626,000. The primary components of deferred taxes are a deferred tax asset of $1,435,000 relating to the allowance for loan losses, a deferred tax asset of $513,000 generated by OTTI charges on equity securities, and a deferred tax liability of $64,000 resulting from unrealized gains on available for sale securities.

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

Applicable income taxes and the effective tax rate were $512,000, or 21.9%, for the three-month period ended March 31, 2010. Applicable income taxes and the effective rate were $191,000, or 14.9%, for the three-month period ended March 31, 2009. The low effective rate for the first quarter of 2009 in comparison to current year was predominantly a result of tax-exempt income from loans and securities comprising a higher proportion of pre-tax income.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS

The following balance sheet analysis compares average balance sheet data for the three months ended March 31, 2010 and 2009, as well as the period ended balances as of March 31, 2010 and December 31, 2009.

Average earning assets for the three-month period ended March 31, 2010 increased $82,030,000, or 12.8%, to $720,486,000 from $638,456,000 for the three months ended March 31, 2009. The mix of earning assets changed slightly when comparing the two periods. Average loans increased $40,945,000, or 10.0%, while average investment securities increased $29,112,000, or 13.0%. Average loans represented 62.6% of earning assets for the first three months of 2010, while average investment securities represented 35.0% of earning assets for the same period. This compares to 64.2% and 35.0% for the first three months of 2009. Average other earning assets increased $13,470,000, or 383%, when comparing these same periods. Given the low yield on Federal funds sold and AAA rated money market mutual funds QNB has chosen to keep excess liquidity in an interest-bearing account at the Federal Reserve Bank that pays a higher rate than these products and also has a zero percent risk-weighting for risk based capital purposes.

QNB’s primary business is accepting deposits and making loans to meet the credit needs of the communities it serves. Loans are the most significant component of earning assets and growth in loans to small businesses and residents of these communities has been a primary focus of QNB. QNB has been successful in achieving strong growth in total loans, while at the same time maintaining asset quality. Inherent within the lending function is the evaluation and acceptance of credit risk and interest rate risk. QNB manages credit risk associated with its lending activities through portfolio diversification, underwriting policies and procedures and loan monitoring practices. Total loans increased 9.4% between March 31, 2009 and March 31, 2010 and increased 1.5% since December 31, 2009. The growth in loans despite the economic environment reflects QNB’s commitment to make credit available to its customers.

Average total commercial loans increased $48,665,000 when comparing the first three months of 2010 to the first three months of 2009. Most of the 16.3% growth in average commercial loans was in loans secured by real estate, either commercial or residential properties, which increased $38,187,000, or 19.0%, to $239,586,000. Commercial and industrial loans represent commercial purpose loans that are either secured by collateral other than real estate or unsecured. Many of these loans are for operating lines of credit. Average commercial and industrial loans increased $8,178,000, or 11.4%, when comparing the average balances for the three month periods.

Average home equity loans continue to decline with average balances decreasing from $67,576,000 for the three months of 2009 to $61,728,000 for the first three months of 2010. With the decline in mortgage interest rates that took place, customers have paid down their home equity loans when they refinance their first mortgage. The other impact of the low interest rate environment is movement from fixed rate home equity loans to floating rate lines tied to prime rate. Fixed rate home equity term loans declined by $10,420,000 to $37,648,000 when comparing the three-month periods. In contrast average floating rate home equity lines have increased by $4,572,000 comparing the same periods. The introduction of the Equity Choice product, which allows both a floating rate line and fixed rate carve out loans, contributed to this migration, as did the current low interest rate on the variable rate product.

Total investment securities were $266,104,000 at March 31, 2010 and $260,209,000 at December 31, 2009. The composition of the portfolio changed since December 31, 2009 with agency mortgage-backed and CMO securities increasing by $10,147,000 and $7,436,000, respectively, when comparing December 31, 2009 and March 31, 2010. These increases were partially offset by a decrease in U.S. Government agency bonds of $11,722,000 when comparing the same periods. The agency bonds were callable bonds that were called due to the low interest rate environment. The proceeds were reinvested in agency mortgage-backed and CMO securities which will provide ongoing cash flow to invest as rates increase. During the first quarter of 2010 QNB sold six tax-exempt State and municipal securities, totaling approximately $938,000, resulting in a gain of $7.400. The bonds were sold because they had become non-rated by the ratings agencies.

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

QNB does own CDOs in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. QNB holds eight of these securities with an amortized cost of $3,914,000 and a fair value of $1,135,000. The market values for these securities are very depressed relative to historical levels. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. During the first quarter of 2010 a $158,000 credit-related other-than-temporary impairment charge was taken on three issues. It is possible that future calculations could require recording additional other-than-temporary impairment charges through earnings.

For the most part, earning assets are funded by deposits. Total average deposits increased $86,935,000, or 15.7%, to $640,791,000 for the first three months of 2010 compared to the first three months of 2009. It appears that customers are continuing to look for the safety of FDIC insured deposits and the stability of a strong local community bank as opposed to the volatility of the equity markets and the uncertainty of the larger regional and national banks.

Most of the increase in average deposits was in categories other than time deposits which only increased $3,547,000, or 1.1%, to $323,861,000 for the first three months of 2010. Average interest-bearing demand and municipal accounts increased $17,292,000, or 26.8%, and $8,703,000, or 34.0%, respectively, when comparing the first three months of 2010 and 2009. The high yielding eRewards checking product is the primary factor behind the growth of the interest-bearing demand accounts. Average money market and savings account balances increased $24,108,000, or 50.2%, and $29,752,000, or 66.4%, when comparing the same periods. The growth in savings accounts is largely due to the success of QNB’s newest high-rate deposit product, Online eSavings.

Total assets at March 31, 2010 were $770,881,000 compared with $762,426,000 at December 31, 2009, an increase of 1.1%. Impacting total assets was the repayment of $10,000,000 in FHLB borrowings, classified as long-term debt, which matured in January, 2010.

On the liability side, total deposits increased by $28,268,000, or 4.5%, since year-end. In comparison to prior periods where the growth was centered in time deposits, the current growth reflects increases in both lower-cost core deposits, including savings and money market accounts. Savings accounts increased $15,497,000, or 22.7%, to $83,855,000. The increase in savings accounts was primarily in the Online eSavings product whose balances increased from $19,944,000 at December 31, 2009 to $31,625,000 at March 31, 2010. This account currently yields 1.60%. Money market accounts increased $9,320,000, or 13.3%, from $70,165,000 at December 31, 2009 to $79,485,000 at March 31, 2010. The majority of the increase was in business accounts which increased by $8,375,000. These deposits can be volatile depending on the timing of deposits and withdrawals.

Short-term borrowings declined $6,602,000 from $28,433,000 at December 31, 2009 to $21,831,000 at March 31, 2010. The majority of these balances are commercial sweep accounts which are also volatile based on businesses receipt and disbursement of funds. The category of other liabilities decreased from $6,899,000 at December 31, 2009 to $2,050,000 at March 31, 2010. Included in the December 31, 2009 balance were unsettled trades of investment securities that settled in January 2010.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At March 31, 2010, the Bank had a maximum borrowing capacity with the FHLB of approximately $196,673,000. In January 2010 QNB repaid $10,000,000 in FHLB borrowings at a rate of 2.97% that matured. The maximum borrowing capacity changes as a function of qualifying collateral assets. In addition, the Bank maintains Federal funds lines with two correspondent banks totaling $18,000,000. At March 31, 2010, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Cash and due from banks, interest-bearing deposits in banks, Federal funds sold, investment securities available-for-sale and loans held-for-sale totaled $291,456,000 and $288,395,000 at March 31, 2010 and December 31, 2009, respectively. These sources should be adequate to meet normal fluctuations in loan demand and deposit withdrawals. With the current low interest rate environment, it is anticipated that the investment portfolio will continue to provide significant liquidity as agency and municipal bonds are called and as cash flow on mortgage-backed and CMO securities continues to be steady. In the event that interest rates would increase the cash flow available from the investment portfolio could decrease.

Approximately $128,035,000 and $133,136,000 of available-for-sale securities at March 31, 2010 and December 31, 2009, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

In 2008, QNB opted into the FDIC’s Transaction Account Guarantee (TAG) program. This program provides unlimited deposit insurance for non-interest bearing transaction accounts. During the second quarter of 2010, the FDIC adopted a rule extending the Transaction Account Guarantee (TAG) component of the Temporary Liquidity Guarantee Program for six months, through December 31, 2010 for those institutions that do not opt out. QNB continues to participate in the TAG program and the program is anticipated to contribute to continued deposit growth.

As an additional source of liquidity, QNB is a member of the Certificate of Deposit Account Registry Service (CDARS) program offered by the Promontory Interfinancial Network, LLC. CDARS is a funding and liquidity management tool that is used by banks to access funds and manage their balance sheet. It enables financial institutions to provide customers with full FDIC insurance on time deposits over $250,000 that are placed in the program.

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at March 31, 2010 was $58,224,000, or 7.55% of total assets, compared to shareholders' equity of $56,426,000, or 7.40% of total assets, at December 31, 2009. Shareholders’ equity at March 31, 2010 and December 31, 2009 included a positive adjustment of $2,354,000 and $1,723,000, respectively, related to unrealized holding gains, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 7.25% and 7.17% at March 31, 2010 and December 31, 2009, respectively.

Average shareholders' equity and average total assets were $55,635,000 and $749,547,000 for the first three months of 2010, an increase of 1.7% and 5.5%, respectively, from the averages for the year ended December 31, 2009. The ratio of average total equity to average total assets was 7.42% for the first three months of 2010 compared to 7.70% for all of 2009.

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

The following table sets forth consolidated information for QNB Corp.:

Capital Analysis
	March 31, 2010	December 31, 2009
Tier I
Shareholder's Equity	$58,224	$56,426
Net unrealized securities gains	(2,354)	(1,723)
Net unrealized losses on available-for-sale equity securities	-	-
Total Tier I risk-based capital	$55,870	$54,703

Tier II
Allowable portion: Allowance for loan losses	6,357	6,217
Unrealized gains on equity securities	227	248
Total risk-based capital	$62,454	$61,168
Risk-weighted assets	$541,868	$531,295
Average assets	$749,547	$745,551

Capital Ratios
	March 31, 2010	December 31, 2009
Tier I capital/risk-weighted assets	10.31%	10.30%
Total risk-based capital/risk-weighted assets	11.53%	11.51%
Tier I capital/average assets (leverage ratio)	7.45%	7.34%

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for the total risk-based capital and 4.00% for leverage. QNB had a Tier I capital ratio of 10.31% and 10.30%, a total risk-based ratio of 11.53% and 11.51% and a leverage ratio of 7.45% and 7.34% at March 31, 2010 and December 31, 2009, respectively.

All capital ratios have improved slightly from December 31, 2009 as the growth rate of capital slightly exceeded the growth rate of average and risk-weighted assets. During the first quarter of 2010, QNB began offering a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $74,000 to capital for the first quarter of 2010. The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of March 31, 2010, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There were no shares repurchased under the plan since the first quarter of 2009.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL ADEQUACY (Continued)

Also impacting the regulatory capital ratios was an increase in risk-weighted assets during the first three months of 2010. Loan growth, primarily centered in commercial loans, accounted for virtually all of the $10,573,000 growth in risk-weighted assets. Continuing to impact risk-weighted assets is the $27,705,000 of risk-weighted assets due to mezzanine tranches of pooled trust preferred securities that were downgraded below investment grade during the first quarter of 2009. Although the amortized cost of these securities was only $3,914,000 at March 31, 2010, regulatory guidance required an additional $27,705,000 to be included in risk-weighted assets. The Bank utilized the method as outlined in the Call Report Instructions for an available-for-sale bond that has not triggered the Low Level Exposure (LLE) rule. The mezzanine tranches of CDOs that utilized this method of risk-weighting are five out of eight pooled trust preferred securities (PreTSLs) held by the Bank as of March 31, 2010. The other 3 pooled trust preferred securities have only one tranche remaining so the treatment noted above does not apply.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At March 31, 2010 and December 31, 2009, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

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

A positive gap results when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities. A negative gap results when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. Generally a positive or asset sensitive position is beneficial in a rising rate environment while a negative gap or liability sensitive position is beneficial in a declining rate environment.

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. The one-year cumulative gap, which reflects QNB’s interest sensitivity over a period of time, was a negative $97,445,000 at March 31, 2010. The cumulative one-year gap equals -13.0% of total rate sensitive assets. This position compares to a negative gap position of $47,997,000, or -6.5% of total rate sensitive assets, at December 31, 2009. The increase in the negative gap position is primarily the result of an increase in time deposits repricing over the next twelve months.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTEREST RATE SENSITIVITY (Continued)

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on the interest rate environment at period end. Management also evaluates the impact of higher and lower interest rates by simulating the impact on net interest income of changing rates. While management performs rate shocks of 100, 200 and 300 basis points, it believes that, given the level of interest rates at March 31, 2010, it is unlikely that interest rates would decline by 200 or 300 basis points. The simulation results can be found in the chart below.

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

The results of the simulation model are inconsistent with the anticipated results from using GAP analysis and highlight some of the weakness of just using GAP analysis which for example does not take into consideration that rates on different products do not change by the same magnitude and does not take into consideration interest rates floors and caps.

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

The nature of QNB’s current operation is such that it is not subject to foreign currency exchange or commodity price risk. At March 31, 2010, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

Change in Interest Rates	Net Interest Income	Dollar Change	% Change
+300 Basis Points	$27,145	$457	1.7%
+200 Basis Points	27,047	359	1.3
+100 Basis Points	26,907	219	0.8
Flat Rate	26,688	-	-
-100 Basis Points	25,864	(824)	(3.1)

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The information required in response to this item is set forth in Item 2, above.

ITEM 4.	CONTROLS AND PROCEDURES

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

QNB CORP. AND SUBSIDIARY

PART II.  OTHER INFORMATION

MARCH 31, 2010

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

January 1, 2010 through January 31, 2010	-	-	-	42,117
February 1, 2010 through February 28, 2010	-	-	-	42,117
March 1, 2010 through March 31, 2010	-	-	-	42,117
Total	-	-	-	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Item 3.	Default Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3(i)	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrants Form DEF 14-A filed with the Commission on April 15, 2005).

Exhibit 3(ii)	Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrants Form 8-K filed with the Commission on January 23, 2006).

Exhibit 11	Statement Re: Computation of Earnings Per Share. (Included in Part I, Item I, hereof.)

Exhibit 31.1	Section 302 Certification of President and CEO

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 906 Certification of President and CEO

Exhibit 32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QNB Corp.

Date: May 17, 2010	By:

/s/ Thomas J. Bisko
Thomas J. Bisko
President/CEO

Date: May 17, 2010	By:

/s/ Bret H. Krevolin
Bret H. Krevolin
Chief Financial Officer