Form 10-Q
period 2010-06-30
QNB CORP
filed 2010-08-16
CIK 750558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                          June 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                           to

Commission file number     0-17706

QNB Corp.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2318082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15 North Third Street, P.O. Box 9005 Quakertown, PA	18951-9005
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code            (215) 538-5600

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2010
Common Stock, par value $0.625	3,108,268

QNB CORP. AND SUBSIDIARY
FORM 10-Q
QUARTER ENDED JUNE 30, 2010

INDEX

		PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Consolidated Balance Sheets at June 30, 2010
	and December 31, 2009	3

	Consolidated Statements of Income for the Three and Six
	Months Ended June 30, 2010 and 2009	4

	Consolidated Statement of Shareholders’ Equity for the Six
	Months Ended June 30, 2010	5

	Consolidated Statements of Cash Flows for the Six
	Months Ended June 30, 2010 and 2009	6

	Notes to Consolidated Financial Statements	7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	28

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
	MARKET RISK	59

ITEM 4.	CONTROLS AND PROCEDURES	59

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	60

ITEM 1A.	RISK FACTORS	60

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND
	USE OF PROCEEDS	60

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	60

ITEM 4.	REMOVED AND RESERVED	60

ITEM 5.	OTHER INFORMATION	60

ITEM 6.	EXHIBITS	61

SIGNATURES

CERTIFICATIONS

QNB Corp. and Subsidiary
CONSOLIDATED BALANCE SHEETS
	(in thousands, except share data)
	(unaudited)
	June 30,	December 31,
	2010	2009

Assets
Cash and due from banks	$10,341	$8,841
Interest-bearing deposits in banks	7,340	22,158
Total cash and cash equivalents	17,681	30,999

Investment securities
Available-for-sale (amortized cost $256,031 and $254,251)	261,872	256,862
Held-to-maturity (fair value $2,951 and $3,471)	2,847	3,347
Restricted investment in bank stocks	2,291	2,291
Loans held-for-sale	377	534
Loans receivable	474,678	449,421
Allowance for loan losses	(7,009)	(6,217)
Net loans	467,669	443,204
Bank-owned life insurance	9,246	9,109
Premises and equipment, net	6,211	6,248
Accrued interest receivable	2,717	2,848
Other assets	5,204	6,984
Total assets	$776,115	$762,426

Liabilities
Deposits
Demand, non-interest bearing	$59,235	$53,930
Interest-bearing demand	116,251	120,554
Money market	70,672	70,165
Savings	94,525	68,358
Time	210,269	215,155
Time of $100,000 or more	107,018	105,941
Total deposits	657,970	634,103
Short-term borrowings	34,059	28,433
Long-term debt	20,000	35,000
Accrued interest payable	1,255	1,565
Other liabilities	1,703	6,899
Total liabilities	714,987	706,000

Shareholders' Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,272,837 shares and 3,257,794 shares issued; 3,108,268 and 3,093,225 shares outstanding	2,046	2,036
Surplus	10,479	10,221
Retained earnings	47,224	44,922
Accumulated other comprehensive income, net	3,855	1,723
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	61,128	56,426
Total liabilities and shareholders' equity	$776,115	$762,426

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME	(in thousands, except share data)
	(unaudited)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Interest Income
Interest and fees on loans	$6,635	$6,149	$12,994	$12,062
Interest and dividends on investment securities:
Taxable	1,815	2,178	3,689	4,380
Tax-exempt	590	529	1,175	1,038
Interest on Federal funds sold	–	1	–	2
Interest on interest-bearing balances and other interest income	9	2	19	3
Total interest income	9,049	8,859	17,877	17,485

Interest Expense
Interest on deposits
Interest-bearing demand	245	173	467	327
Money market	161	177	327	341
Savings	180	31	321	59
Time	1,122	1,819	2,394	3,668
Time of $100,000 or more	587	910	1,223	1,830
Interest on short-term borrowings	67	53	120	109
Interest on long-term debt	252	376	566	750
Total interest expense	2,614	3,539	5,418	7,084
Net interest income	6,435	5,320	12,459	10,401
Provision for loan losses	700	500	1,400	1,100
Net interest income after provision for loan losses	5,735	4,820	11,059	9,301
Non-Interest Income
Total other-than-temporary impairment losses on investment securities	(68)	(182)	(253)	(571)
Less: Portion of loss recognized in other comprehensive income (before taxes)	–	48	27	48
Net other-than-temporary impairment losses on investment securities	(68)	(134)	(226)	(523)
Net gain on sale of investment securities	1	108	295	243
Net (loss) gain on investment securities	(67)	(26)	69	(280)
Fees for services to customers	406	423	811	818
ATM and debit card	314	256	585	484
Bank-owned life insurance	68	66	132	137
Mortgage servicing fees	23	25	55	61
Net gain on sale of loans	142	234	217	402
Other	141	89	290	178
Total non-interest income	1,027	1,067	2,159	1,800
Non-Interest Expense
Salaries and employee benefits	2,167	2,078	4,304	4,156
Net occupancy	360	335	729	688
Furniture and equipment	288	309	570	605
Marketing	199	189	360	364
Third party services	290	267	563	497
Telephone, postage and supplies	142	156	299	305
State taxes	139	133	279	268
FDIC insurance premiums	257	539	511	732
Other	399	378	744	698
Total non-interest expense	4,241	4,384	8,359	8,313
Income before income taxes	2,521	1,503	4,859	2,788
Provision for income taxes	558	276	1,070	467
Net Income	$1,963	$1,227	$3,789	$2,321
Earnings Per Share - Basic	$0.63	$0.40	$1.22	$0.75
Earnings Per Share - Diluted	$0.63	$0.40	$1.22	$0.75
Cash Dividends Per Share	$0.24	$0.24	$0.48	$0.48

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

				Accumulated
	Number				Other
(in thousands, except share data)	of Shares	Common		Retained	Comprehesive	Treasury
(unaudited)	Outstanding	Stock	Surplus	Earnings	Income	Stock	Total
Balance, December 31, 2009	3,093,225	$2,036	$10,221	$44,922	$1,723	$(2,476)	$56,426

Comprehensive income:
Net Income	–	–	–	3,789	–	–	3,789
Other comprehensive income	–	–	–	–	2,132	–	2,132
Total comprehensive income							5,921
Cash dividends paid ($0.48 per share)	–	–	–	(1,487)	–	–	(1,487)
Stock issued - employee stock purchase plan	2,253	1	33	–	–	–	34
Stock issued in connection with dividend reinvestment
and stock purchase plan	11,570	8	201	–	–	–	209
Stock issued for options exercised	1,220	1	(1)	–	–	–	–
Stock-based compensation expense	–	–	25	–	–	–	25
Balance, June 30, 2010	3,108,268	$2,046	$10,479	$47,224	$3,855	$(2,476)	$61,128

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS	(in thousands)
	(unaudited)
Six Months Ended June 30,	2010	2009
Operating Activities
Net income	$3,789	$2,321
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	400	445
Provision for loan losses	1,400	1,100
Net (gain) loss on investment securities	(69)	280
Net loss on sale of repossessed assets	–	101
Net gain on sale of loans	(217)	(402)
Loss on disposal of premises and equipment	1	–
Proceeds from sales of residential mortgages	5,386	17,948
Originations of residential mortgages held-for-sale	(5,012)	(18,037)
Income on bank-owned life insurance	(132)	(137)
Life insurance premium expense	(5)	(5)
Stock-based compensation expense	25	29
Deferred income tax benefit	(272)	(313)
Net increase (decrease) in income taxes payable	191	(126)
Net decrease in accrued interest receivable	131	53
Amortization of mortgage servicing rights and change in valuation allowance	48	30
Net amortization (accretion) of premiums and discounts on investment securities	416	(13)
Net (decrease) increase in accrued interest payable	(310)	921
Decrease in other assets	813	351
(Decrease) increase in other liabilities	(323)	287
Net cash provided by operating activities	6,260	4,833
Investing Activities
Proceeds from maturities and calls of investment securities
available-for-sale	69,446	50,281
held-to-maturity	500	250
Proceeds from sales of investment securities
available-for-sale	2,476	6,310
Purchase of investment securities
available-for-sale	(79,047)	(75,414)
Net increase in loans	(25,969)	(32,771)
Net purchases of premises and equipment	(364)	(208)
Proceeds from sale of repossessed assets	131	315
Net cash used by investing activities	(32,827)	(51,237)
Financing Activities
Net increase in non-interest bearing deposits	5,305	3,860
Net increase in interest-bearing non-maturity deposits	22,371	27,685
Net (decrease) increase in time deposits	(3,809)	19,619
Repayments of long-term debt	(15,000)	–
Net increase in short-term borrowings	5,626	1,180
Tax benefit from employee stock transactions	–	6
Cash dividends paid, net of reinvestment	(1,416)	(1,488)
Purchase of treasury stock	–	(866)
Proceeds from issuance of common stock	172	56
Net cash provided by financing activities	13,249	50,052
(Decrease) increase in cash and cash equivalents	(13,318)	3,648
Cash and cash equivalents at beginning of year	30,999	16,451
Cash and cash equivalents at end of period	$17,681	$20,099
Supplemental Cash Flow Disclosures
Interest paid	$5,728	$6,163
Income taxes paid	1,150	884
Non-Cash Transactions
Transfer of loans to repossessed assets	104	477
Unsettled trades to purchase securities	–	16

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2009 Annual Report incorporated in the Form 10-K. Operating results for the three- and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2010, for items that should potentially be recognized or disclosed in these financial statements.

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

In April 2010, FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The adoption of ASU 2010-18 is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2010, FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which is intended to help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures. This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information will be based on how a company develops its allowance for credit losses and how it manages its credit exposure. The amendments in this Update apply to all entities with financing receivables. Financing receivables include loans and trade accounts receivable. However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments. The effective date of ASU 2010-20 differs for public and nonpublic companies. For QNB, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY (Continued)

Stock-based compensation expense was approximately $15,000 and $16,000 for the three months ended June 30, 2010 and 2009, respectively, and $25,000 and $29,000 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, there was approximately $66,000 of unrecognized compensation cost related to unvested share-based compensation awards granted that is expected to be recognized over the next 31 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorizes the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest ratably over a three-year period. As of June 30, 2010, there were 225,058 options granted, 14,844 options forfeited, 81,050 options exercised and 129,164 options outstanding under this Plan. The 1998 Plan expired on March 10, 2008, therefore no further options can be granted under this Plan.

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of June 30, 2010, there were 80,700 options granted, 8,500 options forfeited and 72,200 options outstanding under this Plan. The 2005 Plan expires March 15, 2015.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY (Continued)

Stock option activity during the six months ended June 30, 2010 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs.)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	200,802	$21.36
Exercised	(5,292)	13.09
Forfeited	(11,146)	19.11
Granted	17,000	17.25
Outstanding at June 30, 2010	201,364	$21.36	2.5	$346
Exercisable at June 30, 2010	152,714	$22.32	2.1	$259

4. SHARE REPURCHASE PLAN

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. There were no shares repurchased during the six months ended June 30, 2010. As of June 30, 2010, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

5. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Numerator for basic and diluted earnings per share – net income	$1,963	$1,227	$3,789	$2,321
Denominator for basic earnings per share - weighted average shares outstanding	3,099,852	3,084,824	3,097,208	3,099,198
Effect of dilutive securities - employee stock options	13,615	11,012	10,475	10,415
Denominator for diluted earnings per share – adjusted weighted average shares outstanding	3,113,467	3,095,836	3,107,683	3,109,613
Earnings per share-basic	$0.63	$0.40	$1.22	$0.75
Earnings per share-diluted	$0.63	$0.40	$1.22	$0.75

There were 113,300 and 147,300 stock options that were anti-dilutive for the three- and six-month periods ended June 30, 2010, respectively. There were 138,800 stock options that were anti-dilutive for each of the three- and six-month periods ended June 30, 2009. These stock options were not included in the above calculation.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. COMPREHENSIVE INCOME

For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the periods ended June 30, 2010 and 2009:

Three Months Ended	June 30, 2010	June 30, 2009
Unrealized holding gains (losses) arising during the period	$2,208	$(759)
Unrealized losses related to factors other than credit arising during the period	-	(48)
Reclassification adjustment for gains included in net income	(1)	(108)
Reclassification adjustment for OTTI losses included in net income	68	134
Net unrealized gains (losses)	2,275	(781)
Tax effect	(774)	265
Other comprehensive income (loss), net of tax	1,501	(516)
Net income	1,963	1,227
Total comprehensive income	$3,464	$711

Six Months Ended	June 30, 2010	June 30, 2009
Unrealized holding gains (losses) arising during the period	$3,326	$(472)
Unrealized losses related to factors other than credit arising during the period	(27)	(48)
Reclassification adjustment for gains included in net income	(295)	(243)
Reclassification adjustment for OTTI losses included in net income	226	523
Net unrealized gains (losses)	3,230	(240)
Tax effect	(1,098)	81
Other comprehensive income (loss), net of tax	2,132	(159)
Net income	3,789	2,321
Total comprehensive income	$5,921	$2,162

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities available-for-sale at June 30, 2010 and December 31, 2009 were as follows:

Available-for-Sale
June 30, 2010
		Gross	Gross
	Aggregate	unrealized	unrealized holding losses
	fair	holding	Non-credit		Amortized
	value	gains	OTTI	Other	cost
U.S. Treasury	$5,020	$12	-	-	$5,008
U.S. Government agencies	50,628	577	-	-	50,051
State and municipal securities	57,922	1,595	-	$91	56,418
U.S. Government agencies and sponsored enterprises (GSEs) - residential
Mortgage-backed securities	69,725	3,350	-	8	66,383
Collateralized mortgage obligations (CMOs)	73,222	2,470	-	-	70,752
Other debt securities	2,225	80	$1,596	552	4,293
Equity securities	3,130	154	-	150	3,126
Total investment securities available-for-sale	$261,872	$8,238	$1,596	$801	$256,031

December 31, 2009
		Gross	Gross
	Aggregate	unrealized	unrealized holding losses
	fair	holding	Non-credit		Amortized
	value	gains	OTTI	Other	cost
U.S. Treasury	$5,013	$2	-	$1	$5,012
U.S. Government agencies	69,731	261	-	316	69,786
State and municipal securities	54,160	1,287	-	59	52,932
U.S. Government agencies and sponsored enterprises (GSEs) - residential			-
Mortgage-backed securities	61,649	2,215	-	69	59,503
Collateralized mortgage obligations (CMOs)	61,317	1,787	-	60	59,590
Other debt securities	1,533	78	$2,410	655	4,520
Equity securities	3,459	565	-	14	2,908
Total investment securities available-for-sale	$256,862	$6,195	$2,410	$1,174	$254,251

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at June 30, 2010 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities.

	Aggregate	Amortized
	fair value	cost
Due in one year or less	$29,335	$28,392
Due after one year through five years	147,827	142,507
Due after five years through ten years	45,564	44,615
Due after ten years	36,016	37,391
Equity securities	3,130	3,126
Total investment securities available-for-sale	$261,872	$256,031

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. INVESTMENT SECURITIES (Continued)

Proceeds from sales of investment securities available-for-sale were $2,476,000 and $6,310,000 for the six months ended June 30, 2010 and 2009, respectively.

At June 30, 2010 and December 31, 2009, investment securities available-for-sale totaling $120,803,000 and $133,136,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

Six months ended June 30, 2010:
			Other-than-
	Gross	Gross	temporary
	Realized	Realized	impairment	Net gains
	Gains	Losses	losses	(losses)
Equity securities	$287	$-	$-	$287
Debt securities	10	(2)	(226)	(218)
Total	$297	$(2)	$(226)	$69

Six months ended June, 2009:
			Other-than-
	Gross	Gross	temporary
	Realized	Realized	impairment	Net gains
	Gains	Losses	losses	(losses)
Equity securities	$107	$-	$(515)	$(408)
Debt securities	136	-	(8)	128
Total	$243	$-	$(523)	$(280)

All other-than-temporary impairment (OTTI) writedowns on equity securities were on marketable equity securities held at the Corp. All OTTI writedowns on debt securities were on pooled trust preferred securities, which are included in the other debt securities category, held at the Bank.

The tax expense applicable to the net realized gains for the six months ended June 30, 2010 was $23,000. The tax benefit applicable to the net realized losses for the six months ended June 30, 2009 amounted to $95,000.

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

The table below presents a rollforward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to January 1, 2010. OTTI recognized in earnings in 2010 for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). If we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. The following table presents a summary of the cumulative credit related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Balance, beginning of period	$1,160	$1,002
Additions:
Initial credit impairments	-	-
Subsequent credit impairments	68	226
Balance, end of period	$1,228	$1,228

The amortized cost and estimated fair values of investment securities held-to-maturity at June 30, 2010 and December 31, 2009 were as follows:

Held-To-Maturity
	June 30, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
		unrealized	unrealized	Aggregate		unrealized	unrealized	Aggregate
	Amortized	holding	holding	fair	Amortized	holding	holding	fair
	cost	gains	losses	value	cost	gains	losses	value
State and municipal securities	$2,847	$104	-	$2,951	$3,347	$124	$-	$3,471

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of securities held-to-maturity by contractual maturity at June 30, 2010 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Aggregate	Amortized
	fair value	cost
Due in one year or less	-	-
Due after one year through five years	-	-
Due after five years through ten years	$2,951	$2,847
Due after ten years	-	-
Total investment securities held-to-maturity	$2,951	$2,847

There were no sales of investment securities classified as held-to-maturity during the six months ended June 30, 2010 or 2009.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009:

June 30, 2010
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
State and municipal securities	12	$5,323	$89	$495	$2	5,818	91
Mortgage-backed securities	1	928	8	-	-	928	8
Other debt securities	8	-	-	1,698	2,148	1,698	2,148
Equity securities	15	1,808	150	-	-	1,808	150
Total	36	$8,059	$247	$2,193	$2,150	$10,252	$2,397

December 31, 2009
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Treasuries	3	$2,509	$1	-	-	$2,509	$1
U.S. Government agencies	24	28,675	316	-	-	28,675	316
State and municipal securities	17	6,309	45	$659	$14	6,968	59
Mortgage-backed securities	5	6,934	69	-	-	6,934	69
Collateralized mortgage obligations (CMOs)	6	6,929	60	-	-	6,929	60
Other debt securities	8	-	-	1,008	3,065	1,008	3,065
Equity securities	4	392	4	137	10	529	14
Total	67	$51,748	$495	$1,804	$3,089	$53,552	$3,584

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. INVESTMENT SECURITIES (Continued)

Management evaluates debt securities, which are comprised of U.S. Government Agencies, state and municipalities, mortgage-backed securities, CMOs and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at June 30, 2010 in state and municipal securities and mortgage-backed securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

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

All of the securities in the other debt securities category with unrealized losses greater than twelve months as of June 30, 2010 are pooled trust preferred security issues. QNB holds eight of these securities with an amortized cost of $3,846,000 and a fair value of $1,698,000. All of the trust preferred securities are available-for-sale securities and are carried at fair value. The following table provides additional information related to pooled trust preferred securities as of June 30, 2010:

Deal	Class	Book value	Fair value	Unreal- ized loss	Realized OTTI Credit Loss (YTD 2010)	Moody's /Fitch ratings	Current number of banks	Current number of insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine*	$243	$159	$(84)	$-	Ca/CCC	5	-	27.1%	123.7%
PreTSL V	Mezzanine*	206	159	(47)	(20)	Ba3/C	2	-	43.1%	94.7%
PreTSL VI	Mezzanine*	121	108	(13)	-	Caa1/CC	5	-	81.0%	50.1%
PreTSL XVII	Mezzanine	752	205	(547)	(197)	Ca/C	47	6	24.0%	84.6%
PreTSL XIX	Mezzanine	988	436	(552)	-	Ca/C	52	14	23.2%	85.2%
PreTSL XXV	Mezzanine	766	179	(587)	(9)	C/C	60	8	31.0%	78.3%
PreTSL XXVI	Mezzanine	469	201	(268)	-	C/C	54	10	31.5%	77.8%
PreTSL XXVI	Mezzanine	301	251	(50)	-	C/C	54	10	31.5%	77.8%
		$3,846	$1,698	$(2,148)	$(226)
Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

The market for these securities at June 30, 2010 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and the market values for these securities (and any securities other than those issued or guaranteed by U.S. Government agencies) are depressed relative to historical levels. In today’s market, a low market price for a particular bond may only provide evidence of a recent widening of corporate spreads in general versus being an indicator of credit problems with a particular issuer. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. As illustrated in the table above, these securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. INVESTMENT SECURITIES (Continued)

On a quarterly basis we evaluate our debt securities for OTTI, which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit related portion and a non-credit related portion of OTTI are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the fair value adjustment for the security and the amount of credit related impairment. For the three and six months ended June 30, 2010 $68,000 and $226,000, respectively, in other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows:

All of the pooled trust preferred collateralized debt obligations held by QNB are rated lower than AA and are measured for OTTI within the scope of ASC 325 (formerly known as EITF 99-20), Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets, and Amendments to the Impairment Guidance of EITF Issue No. 99-20 (formerly known as EITF 99-20-1). QNB performs a discounted cash flow analysis on all of its impaired debt securities to determine if the amortized cost basis of an impaired security will be recovered. In determining whether a credit loss exists, QNB uses its best estimate of the present value of cash flows expected to be collected from the debt security and discounts them at the current accretable yield. The discounted cash flow analysis is considered to be the primary evidence when determining whether credit related other-than-temporary impairment exists.

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

•
Credit Analysis – A quarterly credit evaluation is performed for the companies comprising the collateral across the various pooled trust preferred securities. This credit evaluation considers all available evidence and focuses on capitalization, asset quality, profitability, liquidity, stock price performance, whether the institution has received TARP funding and whether the institution has shown the ability to raise capital.

•
Probability of Default – A near-term probability of default is determined for each issuer based on its financial condition and is used to calculate the expected impact of future deferrals and defaults on the expected cash flows. Each issuer in the collateral pool is assigned a near-term probability of default based on individual performance and financial characteristics. Various studies suggest that the rate of bank failures between 1934 and 2008 were approximately 0.36%. Future defaults on the individual banks in the analysis are assumed at 1% for 2011 (approximately three times historical norms), 0.75% for 2012 (two times historical levels) and for 2013 and beyond the rate used is calculated based upon individual issuers estimated CAMEL rating as projected by VERIBANC®. Banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators.

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

Based upon the analysis performed by management as of June 30, 2010, the expected principal shortfall on two out of eight pooled trust preferred securities have resulted in a $68,000 credit related OTTI charge in the second quarter of 2010. For the six-month period ended June 30, 2010 total credit related OTTI charges of $226,000 were recorded on three pooled trust preferred securities. This compares to credit related OTTI charges of $8,000 for the three and six months ended June 30, 2009 and $1,002,000 for the year ended December 31, 2009.

8. LOANS & ALLOWANCE FOR LOAN LOSSES

The following table presents loans by category as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Commercial and industrial	$108,525	$104,523
Construction	23,598	27,567
Real estate-commercial	196,809	173,019
Real estate-residential	131,284	128,825
Consumer	3,048	3,702
Indirect lease financing	11,427	11,826
Total loans	474,691	449,462
Net unearned fees	(13)	(41)
Loans receivable	$474,678	$449,421

Activity in the allowance for loan losses is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance at beginning of period	$6,357	$4,220	$6,217	$3,836
Charge-offs	(179)	(164)	(778)	(407)
Recoveries	131	28	170	55
Net charge-offs	(48)	(136)	(608)	(352)
Provision for loan losses	700	500	1,400	1,100
Balance at end of period	$7,009	$4,584	$7,009	$4,584

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (Continued)

A loan is considered impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Information with respect to loans that are considered to be impaired at June 30, 2010 and December 31, 2009 is as follows:

	At June 30, 2010		At December 31, 2009
	Balance	Specific reserve	Balance	Specific reserve
Recorded investment in impaired loans at period-end subject to a specific reserve for loan losses and corresponding specific reserve	$4,139	$398	$1,077	$528
Recorded investment in impaired loans at period-end requiring no specific reserve for loan losses	3,423		4,622
Recorded investment in impaired loans at period-end	$7,562		$5,699

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at End of Period
Securities available-for-sale
U.S. Treasury	$5,020	-	-	$5,020
U.S. Government agencies	-	$50,628	-	50,628
State and municipal securities	-	57,922	-	57,922
U.S. Government agencies and sponsored enterprises (GSEs) - residential
Mortgage-backed securities	-	69,725	-	69,725
Collateralized mortgage obligations (CMOs)	-	73,222	-	73,222
Other debt securities	-	527	$1,698	2,225
Equity securities	3,130	-	-	3,130
Total	$8,150	$252,024	$1,698	$261,872

December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at End of Period
Securities available-for-sale
U.S. Treasury	$5,013	-	-	$5,013
U.S. Government agencies	-	$69,731	-	69,731
State and municipal securities	-	54,160	-	54,160
U.S. Government agencies and sponsored enterprises (GSEs) - residential
Mortgage-backed securities	-	61,649	-	61,649
Collateralized mortgage obligations (CMOs)	-	61,317	-	61,317
Other debt securities	-	525	$1,008	1,533
Equity securities	3,459	-	-	3,459
Total	$8,472	$247,382	$1,008	$256,862

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the period ended June 30, 2010.

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value:

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Balance at March 31	Total Unrealized Gains	Total Realized Losses	Purchases (Sales or Paydowns)	Balance at June 30
For the Three Months Ended June 30, 2010
Securities available-for-sale	$1,135	$631	$(68)	$-	$1,698

For the Three Months Ended June 30, 2009
Securities available-for-sale	$712	$122	$(8)	$3	$829

	Balance at December 31	Total Unrealized Gains or (Losses)	Total Realized Losses	Purchases (Sales or Paydowns)	Balance at June 30
For the Six Months Ended June 30, 2010
Securities available-for-sale	$1,008	$917	$(226)	$(1)	$1,698

For the Six Months Ended June 30, 2009
Securities available-for-sale	$1,963	$(1,130)	$(8)	$4	$829

There were no transfers in or out of level 3 for the six months ended June 30, 2010 and 2009. There were $68,000 and $226,000 of losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three and six-month periods ended June 30, 2010, respectively. The amount included in earnings for 2009 was $8,000 for both the three and six-month periods ended June 30.

The Level 3 securities consist of eight collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (PreTSLs). The market for these securities at June 30, 2010 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:
•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2010;
•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates; and

•	PreTSLs will be classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date.

The Bank is aware of several factors indicating that recent transactions of PreTSL securities are not orderly including an increased spread between bid/ask prices, lower sales transaction volumes for these types of securities, and a lack of new issuances. As a result, the Bank engaged an independent third party to value the securities using a discounted cash flow analysis. The estimated cash flows are based on specific assumptions about defaults, deferrals and prepayments of the trust preferred securities underlying each PreTSL. The resulting collateral cash flows are allocated to the bond waterfall using the INTEX desktop valuation model.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

The estimates for the conditional default rates (CDR) are based on the payment characteristics of the trust preferred securities themselves (e.g. current, deferred, or defaulted) as well as the financial condition of the trust preferred issuers in the pool. A near-term CDR for each issuer in the pool is estimated based on their financial condition using key financial ratios relating to the financial institution’s capitalization, asset quality, profitability and liquidity. Default rates are modeled to migrate to three times historic norms for 2011 and two times historic levels throughout 2012. In 2013 and beyond the CDR rate is calculated based upon individual issuers estimated CAMEL rating as projected by VERIBANC®.

The base loss severity assumption is 95 percent. The severity factor for near-term CDRs is vectored to reflect the relative expected performance of the institutions modeled to default, with lower forecasted severities used for the higher quality institutions. The long-term loss severity is modeled at 95%.

Prepayments are modeled to take into account the disruption in the asset-backed securities marketplace and the lack of new trust preferred issuances. Relatively modest rates of prepayment were modeled going forward (2%).

The internal rate of return is the pre-tax yield used to discount the best estimate of future cash flows after credit losses. The cash flows have been discounted using estimated market discount rates of 3 month LIBOR plus spreads ranging from 6.85% to 10.64%. The determination of appropriate market discount rates involved the consideration of the following:
•	the time value of money
•	the price for bearing uncertainty in cash flows
•	other factors that would be considered by market participants
The analysis of discount rates involved the review of corporate bond spreads for banks, U.S. Treasury yields, credit default swap rates for financial companies (utilized as a proxy for credit), the swap/LIBOR yield curve and the characteristics of the individual securities being valued.

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at End of Period
June 30, 2010
Mortgage servicing rights	$-	$-	$510	$510
Impaired loans, net	-	-	3,741	3,741

December 31, 2009
Mortgage servicing rights	$-	$-	$519	$519
Impaired loans	-	-	549	549
Foreclosed assets	-	-	67	67

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at June 30, 2010 and December 31, 2009:

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

At June 30, 2010, the Company determined that no active market existed for pooled trust preferred securities with an amortized cost of $3,846,000 and an estimated fair value of $1,698,000. At December 31, 2009, the Company determined that no active market existed for pooled trust preferred securities with an amortized cost of $4,073,000 and an estimated fair value of $1,008,000.

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

Impaired Loans (generally carried at fair value): Impaired loans are loans, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value of impaired loans as of June 30, 2010 consists of loan balances of $4,139,000 less a valuation allowance of $398,000. The fair value of impaired loans as of December 31, 2009 consists of loan balances of $1,077,000 less a valuation allowance of $528,000.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

Certain tranches of mortgage servicing rights, which are carried at lower of cost or fair value, were written down to fair value during the quarter. The ending valuation allowance is $8,000 at June 30, 2010.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

The estimated fair values and carrying amounts of the Company’s financial instruments are summarized as follows:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and due from banks	$10,341	$10,341	$8,841	$8,841
Interest-bearing deposits in banks	7,340	7,340	22,158	22,158
Investment securities available-for-sale	261,872	261,872	256,862	256,862
Investment securities held-to-maturity	2,847	2,951	3,347	3,471
Restricted investment in bank stocks	2,291	2,291	2,291	2,291
Loans held-for-sale	377	396	534	537
Net loans	467,669	450,009	443,204	423,036
Mortgage servicing rights	510	597	519	637
Accrued interest receivable	2,717	2,717	2,848	2,848

Financial Liabilities
Deposits with no stated maturities	340,683	340,683	313,007	313,007
Deposits with stated maturities	317,287	319,891	321,096	323,437
Short-term borrowings	34,059	34,059	28,433	28,433
Long-term debt	20,000	21,563	35,000	36,559
Accrued interest payable	1,255	1,255	1,565	1,565

The estimated fair value of QNB’s off-balance sheet financial instruments is as follows:

	June 30, 2010		December 31, 2009
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Commitments to extend credit	$101,190	$-	$99,119	$-
Standby letters of credit	12,958	-	14,071	-

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

A summary of the Bank's financial instrument commitments is as follows:

	June 30, 2010	December 31, 2009
Commitments to extend credit and unused lines of credit	$101,190	$99,119
Standby letters of credit	12,958	14,071
	$114,148	$113,190

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2010 and December 31, 2009 for guarantees under standby letters of credit issued is not material.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. REGULATORY RESTRICTIONS (Continued)

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of June 30, 2010, that the Company and the Bank met capital adequacy requirements to which they were subject.

As of the most recent notification, the primary regulator of the Bank considered it to be “well capitalized” under the regulatory framework. There are no conditions or events since that notification that management believes have changed the classification. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the table below.

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital Levels
	Actual		Adequately Capitalized		Well Capitalized
As of June 30, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated	$64,119	11.64%	$44,062	8.00%	N/A	N/A
Bank	60,455	11.04%	43,790	8.00%	$54,737	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	57,273	10.40%	22,031	4.00%	N/A	N/A
Bank	53,611	9.79%	21,895	4.00%	32,842	6.00%

Tier I Capital (to Average Assets)
Consolidated	57,273	7.44%	30,782	4.00%	N/A	N/A
Bank	53,611	7.00%	30,646	4.00%	38,307	5.00%

	Capital Levels
	Actual		Adequately Capitalized		Well Capitalized
As of December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated	$61,168	11.51%	$42,504	8.00%	N/A	N/A
Bank	57,436	10.89%	42,212	8.00%	$52,765	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	54,703	10.30%	21,252	4.00%	N/A	N/A
Bank	51,219	9.71%	21,106	4.00%	31,659	6.00%

Tier I Capital (to Average Assets)
Consolidated	54,703	7.34%	29,822	4.00%	N/A	N/A
Bank	51,219	6.90%	29,679	4.00%	37,099	5.00%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RECENT LEGISLATION AFFECTING THE FINANCIAL SERVICES INDUSTRY

The Dodd-Frank Wall Street Reform and consumer protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act contains numerous and wide-ranging reforms to the structure and operation of the U.S. financial system. Among the Dodd-Frank Act’s significant regulatory changes are (i) the imposition of more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios and prohibiting new trust preferred issuances from counting as Tier 1 capital; (ii) making permanent the temporary increase in FDIC deposit insurance coverage from $100,000 to $250,000 and providing for unlimited deposit insurance on noninterest-bearing transaction accounts, together with an increase in the minimum Deposit Insurance Fund reserve requirement and a change in the assessment base from deposits to net assets; (iii) the creation of the Consumer Financial Protection Bureau, a new financial consumer protection agency, which is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance; (iv) provisions eliminating the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts, effective one year after the date of enactment; (v) increased regulation of derivatives and hedging transactions and restrictions on an institution’s ability to engage in certain proprietary trading and investing activities; (vi) limitations on debit card interchange fees; (vii) the imposition of new disclosure and other requirements related to corporate governance and executive compensation; and (viii) the creation of the Financial Stability Oversight Council, with responsibility for identifying and monitoring systemic risks posed by financial firms, activities and practices.

QNB is currently evaluating the potential impact of the Dodd-Frank Act on its business, financial condition and results of operations. Management expects that some provisions of the Dodd-Frank Act may have adverse effects on QNB, such as the cost of complying with numerous new regulations and disclosure and reporting requirements mandated by the Dodd-Frank Act. Portions of the Dodd-Frank Act become effective at different times, and many of the Dodd-Frank Act’s provisions consist of general statements directing various regulators to issue more detailed rules. Consequently, the full scope of the Dodd-Frank Act’s impact on the financial system in general and QNB in particular cannot be predicted at this time.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (Continued)

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment. This accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt securities. The recent guidance replaced the “intent and ability” indication in previous guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

During the second quarter of 2010 QNB recorded a credit related other-than-temporary impairment charge of $68,000 on two of its pooled trust preferred securities. For the same period in 2009, the Company recorded $134,000 of other-than-temporary impairment charges:  $8,000 related to one trust preferred security issue and $126,000 related to losses in the equity securities portfolio. For the six month period ended June 30, 2010, the Company recorded $226,000 of other-than-temporary charges on three of its trust preferred securities. For the same period in 2009, the Company recorded $523,000 of other-than-temporary impairment charges:  $8,000 related to one trust preferred security issue and $515,000 related to losses in the equity securities portfolio.

Impairment of Restricted Investment in Bank Stocks
Restricted bank stock is comprised of restricted stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and the Atlantic Central Bankers Bank. Federal law requires a member institution of the FHLB to hold stock of its district bank according to a predetermined formula.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock to preserve capital. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the restricted stock as of June 30, 2010.

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

Stock-Based Compensation
At June 30, 2010, QNB sponsored stock-based compensation plans, administered by a board committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with ASC 718, Compensation-Stock Compensation. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimates the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

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

QNB reported net income for the second quarter of 2010 of $1,963,000, or $0.63 per share on a diluted basis. This compares to $1,227,000, or $0.40 per share on a diluted basis, for the same period in 2009. For the six month period ended June 30, 2010, QNB reported net income of $3,789,000, or $1.22 per share on a diluted basis. This compares to net income of $2,321,000, or $0.75 per shared on a diluted basis, for the six month period ended June 30, 2009. The results for both the three and six month periods represent record earnings for QNB.

Net interest income increased $1,115,000, or 21.0%, to $6,435,000 for the second quarter of 2010 compared to the second quarter of 2009 resulting from an increase in interest income of $190,000, or 2.1%, and a reduction in interest expense of $925,000, or 26.1%. Net interest income for the second quarter of 2010 also reflects an improvement of $411,000, or 6.8% when compared to the first quarter of 2010. The net interest margin increased to 3.74% for the second quarter of 2010 compared to 3.40% for the second quarter of 2009 and 3.64% for the first quarter of 2010. The improvement in net interest income and the net interest margin compared with both the second quarter of 2009 and the first quarter of 2010 primarily resulted from the impact of lower deposit costs somewhat offset by lower yields on loans and investment securities. The interest rate paid on interest bearing deposits declined by 81 basis points to 1.52% for the second quarter of 2010 compared to the second quarter of 2009 and decreased by 16 basis points when compared with the first quarter of 2010. The decline in the rate paid on deposits largely resulted from the repricing of time deposits at lower market rates. In addition to the continued decline in the cost of deposits, a change in the mix of deposits from higher-cost time deposits to lower-cost transaction accounts has also contributed to the increase in the net interest margin. The historically low level of treasury rates and the prime lending rate continue to impact the rates earned on loans and investment securities as well as the rates paid on deposits.

Average earning assets grew by $65,285,000, or 9.7%, with average loans increasing 9.7%, average investment securities increasing 6.1% and other earning assets (including interest-bearing deposits at the Federal Reserve Bank) increasing 257.3% when comparing the second quarter of 2010 to the same period in 2009. The growth in loans was mainly related to real estate secured commercial loans and to a lesser degree commercial and industrial loans and tax-exempt loans. The growth in the investment portfolio was primarily in high-quality U.S. Government agency securities, tax-exempt state and municipal securities and mortgage-backed and CMO securities. On the funding side, average deposits increased $70,937,000, or 12.0%, with average transaction accounts increasing 32.1%, or $83,417,000. The growth in interest-bearing checking accounts and savings accounts is largely due to the success of QNB’s two newest high-rate deposit products, QNB-Rewards Checking and Online eSavings. The Online eSavings account was introduced in the second quarter of 2009 and continues to experience significant growth. This product had balances totaling $42,253,000 as of June 30, 2010 compared to $31,625,000 at the end of March 2010.

Net interest income increased $2,058,000, or 19.8%, to $12,459,000 comparing the first six months of 2010 and 2009. Over this time period, average loans and investment securities increased 9.9% and 9.4%, respectively, and average total deposits increased 13.8%. The net interest margin for the first half of 2010 was 3.69% compared to 3.44% for the first half of 2009, with lower funding costs again being the primary factor in the improvement.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

As a result of continued loan growth, higher than normal levels of net charge-offs, further increases in non-performing and delinquent loans and continued concerns over current economic conditions, QNB continues to closely monitor the quality of the loan portfolio and has increased the allowance for loan losses to reflect the changes in the portfolio. QNB recorded a provision for loan losses of $700,000 in the second quarter of 2010 and $1,400,000 for the first half of 2010. This compares to a provision of $500,000 for the second quarter of 2009 and $1,100,000 for the first half 2009. Net loan charge-offs were $48,000 for the quarter ended June 30, 2010 and $608,000 for the first half of 2010 compared with $136,000 for the second quarter of 2009 and $352,000 for the first half of 2009.

Total non-performing loans, which represent loans on non-accrual status, loans past due more than 90 days and still accruing interest, and restructured loans were $7,748,000, or 1.63% of total loans, at June 30, 2010, compared to $4,203,000, or 0.96% of total loans, at June 30, 2009 and $6,102,000, or 1.36% of total loans at December 31, 2009. Total delinquent loans, which include loans that are thirty days or more past due and non-accrual loans, increased to 2.46% of total loans at June 30, 2010, compared with 1.45% and 2.17% of total loans at June 30, 2009 and December 31, 2009, respectively. QNB’s non-performing loan and total delinquent loan ratios continue to compare favorably with the average for Pennsylvania commercial banks with assets between $500 million and $1 billion, as reported by the FDIC using March 31, 2010 data, the most recent available. The total non-performing loan and total delinquent loan ratios for the Pennsylvania commercial banks noted above were 2.62% and 3.71% of total loans, respectively, as of March 31, 2010.

QNB’s allowance for loan losses of $7,009,000 represents 1.48% of total loans at June 30, 2010 compared to an allowance for loan losses of $4,584,000, or 1.05% of total loans at June 30, 2009 and $6,217,000, or 1.38% of total loans at December 31, 2009. Other real estate owned and other repossessed assets were $40,000 at June 30, 2010 compared with $380,000 at June 30, 2009 and $67,000 at December 31, 2009.

Total non-interest income was $1,027,000 for the second quarter of 2010, a decrease of $40,000 compared with the same period in 2009. Gains on the sale of residential mortgages decreased $92,000 comparing these same periods. The low interest rate environment continues to result in mortgage refinancing activity although at a significantly lower level than early 2009. Net losses on investment securities increased $41,000. Partially offsetting these items was an increase of $58,000 in ATM and debit card income and a decrease of $66,000 in losses on the sale of other real estate owned and repossessed assets.

As noted previously, activity in the investment securities portfolio contributed $41,000 to the decrease in non-interest income. In the second quarter of 2010, there was a $1,000 gain recognized on the sale of several securities. This was offset by $68,000 of credit related other-than-temporary impairment (OTTI) charges on two pooled trust preferred securities resulting in a net loss of $67,000 for the 2010 quarter. In the second quarter of 2009 investment securities activity resulted in a $26,000 net loss and included $134,000 of credit related OTTI charges in the carrying value of holdings ($126,000 related to equity holdings and $8,000 related to one pooled trust preferred security) and $108,000 of gains realized on the sale of several equity securities.

Total non-interest income for the six month periods ended June 30, 2010 and 2009 was $2,159,000 and $1,800,000, respectively. Non-interest income for the first half of 2010, excluding net investment securities gains of $69,000, totaled $2,090,000 compared to $2,080,000 for the first half of 2009, excluding net investment securities losses of $280,000. Net securities gains for 2010 include credit related OTTI charges of $226,000 on three pooled trust preferred securities and net gains of $295,000 on the sale of investments, primarily equity securities. The net securities losses for 2009 include a $515,000 charge related to OTTI in the carrying value of holdings in the equity investment portfolio and an $8,000 OTTI charge on one of the Company’s pooled trust preferred securities. These charges were partially offset by realized gains of $243,000 on the sale of equity securities and several higher-yielding corporate bonds sold to reduce credit risk in the portfolio. A slowdown in residential mortgage activity for the first six months of 2010 resulted in gains on sales of residential mortgage loans decreasing $185,000 to $217,000. Increases in merchant income, ATM and debit card income contributed $120,000 in additional non-interest income when comparing the six-month periods. Losses on the sale of other real estate owned and repossessed assets decreased $101,000 when comparing the six-month periods.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

Total non-interest expense was $4,241,000 for the second quarter of 2010, a decrease of $143,000 from the second quarter of 2009. The largest contributing factor to the decline in non-interest expense was FDIC insurance premium expense which decreased $282,000, to $257,000, comparing the second quarter of 2010 to 2009. The higher expense in 2009 was primarily the result of the special assessment levied on all insured institutions by the FDIC in order to replenish its Deposit Insurance Fund. QNB’s portion of the special assessment was $332,000. Significant growth in deposits combined with a slightly higher assessment rate has resulted in an increase in the ongoing quarterly assessment expense. Partially offsetting the decrease in noninterest expense resulting from FDIC insurance premiums were increases in salary and benefit expense of $89,000, or 4.3%. An increase in payroll and related taxes and higher medical premium expense were the primary contributors.

Total non-interest expense was $8,359,000 for the six month period ended June 30, 2010. This represents an increase of $46,000 from the same period in 2009. Increased salary and employee benefits expense of $148,000, or 3.6%, and higher third-party services, including legal and consulting expense, which increased $66,000 were offset by lower FDIC premiums of $221,000.

These items noted in the foregoing overview, as well as others, will be discussed and analyzed more thoroughly in the next sections.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

Three Months Ended	June 30, 2010			June 30, 2009
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$-	0.00%	$-	$2,497	0.13%	$1
Investment securities:
U.S. Treasury	5,011	0.56%	7	5,040	1.60%	20
U.S. Government agencies	54,037	3.26%	440	45,474	4.36%	496
State and municipal	57,066	6.27%	894	48,561	6.60%	802
Mortgage-backed and CMOs	134,769	3.96%	1,336	128,372	4.94%	1,584
Corporate bonds (fixed and variable)	4,360	1.13%	12	5,566	3.42%	47
Money market mutual funds	-	0.00%	-	7,314	0.64%	12
Equities	2,983	3.85%	28	3,160	3.23%	25
Total investment securities	258,226	4.21%	2,717	243,487	4.91%	2,986
Loans:
Commercial real estate	251,140	5.90%	3,692	217,305	6.15%	3,334
Residential real estate	25,015	5.81%	363	24,738	5.92%	366
Home equity loans	60,435	5.13%	774	65,112	5.11%	830
Commercial and industrial	81,661	5.23%	1,066	74,192	5.11%	945
Indirect lease financing	13,941	9.13%	318	14,651	9.05%	331
Consumer loans	3,295	14.53%	119	3,946	10.10%	99
Tax-exempt loans	30,613	6.01%	459	24,750	6.00%	370
Total loans, net of unearned income*	466,100	5.84%	6,791	424,694	5.93%	6,275
Other earning assets	16,159	0.23%	9	4,522	0.11%	2
Total earning assets	740,485	5.16%	9,517	675,200	5.50%	9,264
Cash and due from banks	9,866			9,442
Allowance for loan losses	(6,702)			(4,384)
Other assets	25,890			22,407
Total assets	$769,539			$702,665

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$85,940	0.70%	151	$69,888	0.52%	90
Municipals	33,708	1.11%	94	28,772	1.15%	83
Money market	77,608	0.83%	161	56,864	1.25%	177
Savings	89,185	0.81%	180	49,269	0.25%	31
Time	212,906	2.12%	1,122	222,081	3.28%	1,819
Time of $100,000 or more	105,810	2.23%	587	109,115	3.35%	910
Total interest-bearing deposits	605,157	1.52%	2,295	535,989	2.33%	3,110
Short-term borrowings	26,305	1.02%	67	17,244	1.24%	53
Long-term debt	20,989	4.76%	252	35,000	4.26%	376
Total interest-bearing liabilities	652,451	1.61%	2,614	588,233	2.41%	3,539
Non-interest-bearing deposits	56,891			55,122
Other liabilities	3,292			4,869
Shareholders' equity	56,905			54,441
Total liabilities and shareholders' equity	$769,539			$702,665
Net interest rate spread		3.55%			3.09%
Margin/net interest income		3.74%	$6,903		3.40%	$5,725
Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.
Non-accrual loans and investment securities are included in earning assets.
* Includes loans held-for-sale

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

Six Months Ended	June 30, 2010			June 30, 2009
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$-	0.00%	$-	$1,999	0.15%	$2
Investment securities:
U.S. Treasury	5,018	0.57%	14	5,052	1.60%	40
U.S. Government agencies	58,775	3.34%	981	41,302	4.54%	938
State and municipal	56,486	6.31%	1,781	48,149	6.53%	1,573
Mortgage-backed and CMOs	127,724	4.12%	2,628	123,760	5.19%	3,209
Corporate bonds (fixed and variable)	4,438	1.19%	27	6,521	4.14%	135
Money market mutual funds	-	0.00%	-	5,367	0.76%	20
Equities	2,907	3.76%	54	3,312	3.13%	51
Total investment securities	255,348	4.30%	5,485	233,463	5.11%	5,966
Loans:
Commercial real estate	245,395	5.96%	7,247	209,396	6.21%	6,450
Residential real estate	24,657	5.76%	711	24,464	5.98%	731
Home equity loans	61,078	5.11%	1,547	66,337	5.18%	1,705
Commercial and industrial	80,935	5.21%	2,089	73,114	5.02%	1,822
Indirect lease financing	13,949	8.79%	613	14,941	8.74%	653
Consumer loans	3,434	13.08%	223	4,109	10.23%	208
Tax-exempt loans	29,176	5.90%	854	25,086	6.00%	747
Total loans, net of unearned income*	458,624	5.84%	13,284	417,447	5.95%	12,316
Other earning assets	16,569	0.23%	19	4,021	0.13%	3
Total earning assets	730,541	5.19%	18,788	656,930	5.61%	18,287
Cash and due from banks	9,610			9,627
Allowance for loan losses	(6,476)			(4,156)
Other assets	25,923			22,053
Total assets	$759,598			$684,454

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$83,878	0.70%	289	$67,210	0.50%	168
Municipals	34,010	1.05%	178	27,200	1.18%	159
Money market	74,905	0.88%	327	52,489	1.31%	341
Savings	81,904	0.79%	321	47,042	0.25%	59
Time	215,061	2.24%	2,394	218,608	3.38%	3,668
Time of $100,000 or more	106,212	2.32%	1,223	107,176	3.44%	1,830
Total interest-bearing deposits	595,970	1.60%	4,732	519,725	2.42%	6,225
Short-term borrowings	24,457	0.99%	120	17,862	1.23%	109
Long-term debt	23,978	4.70%	566	35,000	4.27%	750
Total interest-bearing liabilities	644,405	1.70%	5,418	572,587	2.49%	7,084
Non-interest-bearing deposits	55,508			52,862
Other liabilities	3,411			4,583
Shareholders' equity	56,274			54,422
Total liabilities and shareholders' equity	$759,598			$684,454
Net interest rate spread		3.49%			3.12%
Margin/net interest income		3.69%	$13,370		3.44%	$11,203
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

	Three Months Ended			Six Months Ended
	June 30, 2010 compared			June 30, 2010 compared
	to June 30, 2009			to June 30, 2009
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Federal funds sold	$(1)	$(1)	$-	$(2)	$(2)	$-
Investment securities:
U.S. Treasury	(13)	-	(13)	(26)	-	(26)
U.S. Government agencies	(56)	94	(150)	43	397	(354)
State and municipal	92	140	(48)	208	272	(64)
Mortgage-backed and CMOs	(248)	79	(327)	(581)	103	(684)
Corporate bonds (fixed and variable)	(35)	(10)	(25)	(108)	(43)	(65)
Money market mutual funds	(12)	(12)	-	(20)	(20)	-
Equities	3	(2)	5	3	(6)	9
Loans:
Commercial real estate	358	519	(161)	797	1,109	(312)
Residential real estate	(3)	4	(7)	(20)	7	(27)
Home equity loans	(56)	(59)	3	(158)	(135)	(23)
Commercial and industrial	121	96	25	267	195	72
Indirect lease financing	(13)	(16)	3	(40)	(44)	4
Consumer loans	20	(16)	36	15	(34)	49
Tax-exempt loans	89	88	1	107	121	(14)
Other earning assets	7	2	5	16	8	8
Total interest income	253	906	(653)	501	1,928	(1,427)
Interest expense:
Interest-bearing demand	61	21	40	121	41	80
Municipals	11	14	(3)	19	40	(21)
Money market	(16)	65	(81)	(14)	145	(159)
Savings	149	26	123	262	43	219
Time	(697)	(76)	(621)	(1,274)	(60)	(1,214)
Time of $100,000 or more	(323)	(28)	(295)	(607)	(17)	(590)
Short-term borrowings	14	28	(14)	11	41	(30)
Long-term debt	(124)	(150)	26	(184)	(235)	51
Total interest expense	(925)	(100)	(825)	(1,666)	(2)	(1,664)
Net interest income	$1,178	$1,006	$172	$2,167	$1,930	$237

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three and six month periods ended June 30, 2010 and 2009.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Total interest income	$9,049	$8,859	$17,877	$17,485
Total interest expense	2,614	3,539	5,418	7,084
Net interest income	6,435	5,320	12,459	10,401
Tax-equivalent adjustment	468	405	911	802
Net interest income (fully taxable-equivalent)	$6,903	$5,725	$13,370	$11,203

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

For purposes of this discussion, interest income and the average yield earned on loans and investment securities are adjusted to a tax-equivalent basis as detailed in the tables that appear on pages 35 through 37. This adjustment to interest income is made for analysis purposes only. Interest income is increased by the amount of savings of Federal income taxes, which QNB realizes by investing in certain tax-exempt state and municipal securities and by making loans to certain tax-exempt organizations. In this way, the ultimate economic impact of earnings from various assets can be more easily compared.

The net interest rate spread is the difference between average rates received on earning assets and average rates paid on interest-bearing liabilities, while the net interest rate margin, which includes interest-free sources of funds, is net interest income expressed as a percentage of average interest-earning assets.

Quarter to Quarter Comparison

Net interest income increased $1,115,000, or 21.0%, to $6,435,000 for the second quarter of 2010 compared to the second quarter of 2009. Net interest income for the second quarter of 2010 also reflects an improvement of $411,000, or 6.8% when compared to the first quarter of 2010. On a tax-equivalent basis, net interest income increased $1,178,000, or 20.6%, from $5,725,000 for the three months ended June 30, 2009 to $6,903,000 for the same period ended June 30, 2010.

Several factors contributed to the significant increase in net interest income. Strong growth in deposits and the deployment of these deposits into commercial loans contributed to the growth in tax-equivalent interest income of $253,000, or 2.7%. Total average deposits increased $70,937,000, or 12.0%, to $662,048,000 when comparing the three months ended June 30, 2010 and June 30, 2009. Over this same time period total average loans increased $41,406,000, or 9.7%, and total average investment securities increased $14,739,000, or 6.1%. Another significant factor in the increase in net interest income was the decrease in interest expense resulting from a change in the mix of deposit types as well as the pricing of new and reinvested time deposits at lower market rates. Interest expense declined by $925,000, or 26.1%, when comparing the two quarters. As a result of these factors the net interest margin improved to 3.74% for the second quarter of 2010 compared to 3.40% for the second quarter of 2009 and 3.64% for the first quarter of 2010.

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

The yield on earning assets on a tax-equivalent basis decreased 34 basis points from 5.50% for the second quarter of 2009 to 5.16% for the second quarter of 2010. The yield of 5.16% for the second quarter of 2010 represents a decrease of six basis points from the 5.22% reported for the first quarter of 2010. The yield on earning assets has held up fairly well as a result of the ability to grow loans at reasonable returns. This has been able to somewhat offset the decline in the yield on the investment portfolio which has seen a significant amount of higher yielding securities get called or prepay and reinvested at much lower rates.

In comparison, the rate paid on interest-bearing liabilities decreased 80 basis points from 2.41% for the second quarter of 2009 to 1.61% for the second quarter of 2010 and decreased 18 basis points when compared to 1.79% reported in the first quarter of 2010.

Interest income on investment securities decreased $269,000 when comparing the two quarters as the increase in average balances could only partially offset the 70 basis point decline in the average yield of the portfolio. The average yield on the investment portfolio was 4.21% for the second quarter of 2010 compared with 4.91% for the second quarter of 2009. As noted above, the decline in the yield on the investment portfolio is primarily the result of the extended period of low interest rates which has resulted in an increase in cash flow from the investment portfolio as prepayments speeds on mortgage-backed securities and CMOs ramped-up as did the amount of calls of agency and municipal securities. The reinvestment of these funds were generally in securities that had lower yields than what they replaced. The growth in the investment portfolio was primarily in high quality U.S. Government agency and agency issued mortgage-backed and CMO securities as well as in tax-exempt State and municipal bonds. Income on Government agency securities decreased $56,000, as the 18.8% growth in average balances was offset by a 110 basis point decline in the yield from 4.36% for the second quarter of 2009 to 3.26% for the same period in 2010. Most of the bonds in the agency portfolio have call features ranging from three months to five years, many of which were exercised as a result of the low interest rate environment. The proceeds from these called bonds were reinvested in securities with significantly lower yields. Interest income on mortgage-backed securities and CMOs decreased $248,000 with lower yields being the primary factor. The yield on the mortgage-backed portfolio decreased 98 basis points from 4.94% to 3.96% when comparing the second quarter of 2009 and 2010. Interest on tax-exempt municipal securities increased $92,000 with higher balances accounting for $140,000 of additional income. Municipal bonds yields did not decline to the same degree as yields on other types of securities. As a result QNB expanded its purchase of municipal bonds, with average balances increasing $8,505,000 or 17.5% to $57,066,000 for the second quarter of 2010. The yield on the state and municipal portfolio decreased from 6.60% for the second quarter of 2009 to 6.27% for the second quarter of 2010.

To reduce credit risk in the portfolio QNB has proactively sold over the past two years corporate bonds issued by financial institutions, nonagency issued CMOs and noninvestment grade and nonrated state and municipal bonds. These sales generally resulted in the recording of gains but usually also resulted in the selling of some higher yielding bonds. The corporate bond portfolio is currently comprised primarily of pooled trust preferred securities, most of which are on nonaccrual status. Interest on corporate bonds declined by $35,000 with the nonaccrual status of the trust preferred securities accounting for much of the difference.

With the issues in the economy and indications that the Federal Reserve Open Market Committee will continue to keep its target rate at between 0.0% and 0.25% for an extended period of time, treasury yields have fallen even further with the 10 year rate declining below 3.0%. When combined with spread tightening on agency bonds, mortgage securities and municipal securities, yields on investment securities are anemic. As a result the yield on the total investment portfolio is anticipated to continue to decline as cash flow from the portfolio, as well as excess liquidity, is reinvested at current market rates which are significantly below the projected portfolio yield at June 30, 2010 of 4.17%.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Income on loans increased $516,000 to $6,791,000 when comparing the second quarters of 2010 and 2009 as the impact of declining interest rates was offset by the growth in the portfolio. Average loans increased $41,406,000, or 9.7%, and this volume increase contributed an additional $616,000 in interest income. The yield on loans decreased only nine basis points, to 5.84% when comparing the same periods, resulting in a reduction in interest income of $100,000. The yield on loans did not decline when comparing the second quarter of 2010 to the first quarter of 2010. Reducing the impact of the decline in interest rates on loan yields is the structure of the loan portfolio, which has a significant portion of fixed-rate and adjustable-rate loans with fixed-rate terms for three to ten years. Also helping to stabilize the yield was the implementation of interest rate floors on some variable rate commercial loans and home equity lines of credit. The rate earned on loans has not fallen to the degree that the rate earned on investment securities, which are more closely tied to the treasury yield curve.

Most of the growth in the loan portfolio, both in terms of balances and interest income, was in the category of commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on these loans increased $358,000, with average balances increasing $33,835,000, or 15.6%, to $251,140,000, for the three months ended June 30, 2010. The yield on commercial real estate loans was 5.90% for the second quarter of 2010, a decline of 25 basis points from the 6.15% reported for the second quarter of 2009. Interest on commercial and industrial loans, the second largest category, increased $121,000 with a positive impact from both the growth in balances and the increase in the yield. Average commercial and industrial loans increased $7,469,000, or 10.1%, to $81,661,000 for the second quarter of 2010, contributing an additional $96,000 in interest income. The average yield on these loans increased 12 basis points to 5.23% resulting in an increase in income of $25,000. The implementation of interest rate floors on loans in this category, primarily lines of credit indexed to the prime rate, was a major factor in the improvement in the yield.

Income on home equity loans declined by $56,000 when comparing the second quarter of 2010 and 2009. Over this same time period average home equity loans decreased $4,677,000, or 7.2%, to $60,435,000, while the yield on the home equity portfolio increased two basis points to 5.13%. The demand for home equity loans has declined as home values have fallen preventing some homeowners from having equity in their homes to borrow against while others have taken advantage of the low interest rates on mortgages and refinanced their home equity loans into a new mortgage. Included in the home equity portfolio are floating rate home equity lines tied to the prime lending rate. The average balance of these loans increased by $3,024,000, or 14.0%, to $24,611,000 for the second quarter of 2010. In contrast, average fixed rate home equity loans declined by $7,701,000, or 17.7%, to $35,824,000. Customers who are opening home equity loans are choosing the floating rate option indexed to prime even with a rate floor because the rate is currently significantly lower than a fixed rate home equity loan. In an attempt to boost demand, QNB has been offering an attractive fixed rate home equity loan promotion. This promotion which began during the second quarter of 2010 has had limited success, an indication of lack of demand by consumers.

Income on other earning assets is comprised of interest on deposits in correspondent banks, primarily the Federal Reserve Bank and dividends on restricted investments in bank stocks, primarily the Federal Home Loan Bank of Pittsburgh (FHLB). Income on other earning assets increased from $2,000 for the second quarter of 2009 to $9,000 for the second quarter of 2010. Beginning in December 2008, the Fed began paying 0.25% on balances in excess of required reserves. With this rate being above what could be earned on selling Federal funds or investing in AAA rated money market mutual funds excess liquidity was housed at the Fed. The average balance held at the Federal Reserve Bank was $13,719,000 for the three months ended June 30, 2010 compared with $1,321,000 for the second quarter of 2009. In December 2008, the FHLB notified member banks that it was suspending dividend payments to preserve capital. There was no dividend income from the FHLB in either the second quarter of 2010 or 2009.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

For the most part, earning assets are funded by deposits, which increased on average by $70,937,000, or 12.0%, to $662,048,000, when comparing the second quarters of 2010 and 2009. It appears that customers continue to seek the safety of FDIC insured deposits and the stability of a strong local community bank as opposed to the volatility of the equity markets and the uncertainty of the larger regional and national banks. On October 3, 2008, in response to the ongoing economic crisis affecting the financial services industry, the Emergency Economic Stabilization Act of 2008 was enacted which temporarily raised the basic limit on FDIC coverage from $100,000 to $250,000 per depositor until December 31, 2009. However, legislation was passed during the second quarter of 2009 that extended the higher coverage through December 31, 2013. As part of the Financial Reform legislation recently passed the $250,000 coverage was made permanent. In addition, on October 13, 2008, the FDIC established a program under which the FDIC will fully guarantee all non-interest bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”). On August 26, 2009 the FDIC amended the program to extend the date six months until June 30, 2010 to those institutions that do not opt out of participating. On April 19, 2010 the program was extended again until December 31, 2010. QNB is participating in the Transaction Account Guarantee Program. To participate in this program QNB pays a fee of 15 basis points. These programs likely contributed to the growth in deposits.

While total income on earning assets on a tax-equivalent basis increased $253,000 when comparing the second quarter of 2010 to the second quarter of 2009, total interest expense declined $925,000. Interest expense on total deposits decreased $815,000 while interest expense on borrowed funds decreased $110,000 when comparing the two quarters. The rate paid on interest-bearing liabilities decreased 80 basis points from 2.41% for the second quarter of 2009 to 1.61% for the second quarter of 2010. During this same period, the rate paid on interest-bearing deposits decreased 81 basis points from 2.33% to 1.52%.

All categories of average deposits, except for time deposits, increased when comparing the second quarter of 2010 to the same period in 2009. Unlike prior years the growth was not centered in time deposits but in interest-bearing demand, money market and savings deposits, accounts with greater liquidity. Average interest-bearing demand accounts increased $16,052,000, or 23.0%, to $85,940,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Interest expense on interest-bearing demand accounts increased from $90,000 for the second quarter of 2009 to $151,000 for the second quarter of 2010 while the average rate paid increased from 0.52% to 0.70%. The increase in the average rate paid reflects a change in the mix of accounts included in interest-bearing demand accounts. Included in this category is QNB-Rewards checking, a high rate checking account. For the second quarter of 2009 the product paid a yield of 3.25% on balances up to $25,000. This yield was reduced on February 10, 2010 to 2.75%. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and perform at least 12 check card transactions per statement cycle. For the second quarter of 2010, the average balance in the product was $26,125,000 and the related interest expense was $142,000 for an average yield of 2.18%. This lower rate than the 2.75% reflects the lower rate paid on accounts that do not meet the qualifications or on balances in excess of $25,000 which pay 1.01%. In comparison the average balance for the second quarter of 2009 was $12,621,000 with a related interest expense of $82,000 and an average rate paid of 2.61%. Even with the drop in the rate paid, it is anticipated that this product will continue to result in the movement of balances from lower yielding deposit accounts to this product, but will also result in obtaining new customers and additional deposits of existing customers. This product also generates fee income through the use of the check card.

Interest expense on municipal interest-bearing demand accounts increased from $83,000 for the second quarter of 2009 to $94,000 for the same period in 2010. The increase in interest expense was the result of volume growth as the average balance of municipal interest-bearing demand accounts increased $4,936,000, or 17.2%. The impact on interest expense of the increase in balances was partially offset by a decline in the average interest rate paid on these accounts from 1.15% for the second quarter of 2009 to 1.11% for the second quarter of 2010. Most of these accounts are tied directly to the Federal funds rate with some having rate floors between 0.50% and 1.50%. The balances in many of these accounts are seasonal in nature and are dependant upon the timing of the receipt of taxes and the disbursement by the schools and municipalities.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Average money market accounts increased $20,744,000, or 36.5%, to $77,608,000 for the second quarter of 2010 compared with the second quarter of 2009. Despite the significant increase in balances, interest expense on money market accounts decreased $16,000 to $161,000 for the second quarter of 2010 compared to the first quarter of 2009. Interest  expense related to the increase in average balances was $65,000 while the decline in the rate paid had the impact of decreasing interest expense by $81,000. The average interest rate paid on money market accounts was 1.25% for the second quarter of 2009 and 0.83% for the second quarter of 2010, a decline of 42 basis points. Included in total money market balances is the Select money market account, a higher yielding money market product that pays a tiered rate based on account balances. With the sharp decline in short-term interest rates, the rates paid on the Select money market account have declined as well. The growth in balances is in both consumer and business accounts and appears to reflect the desire for safety, liquidity and a rate comparable with short-term time deposits.

During the second quarter of 2009 QNB introduced an online only eSavings account to compete with other online savings accounts. This product was introduced at a yield of 1.85% and has been extremely successful having grown to $42,253,000 at June 30, 2010. The eSavings yield was reduced to 1.60% on March 17, 2010. The average balance of this product was $36,724,000 for the second quarter of 2010 and contributed to the $39,916,000, or 81.0%, increase in total average savings accounts when comparing the second quarters of 2010 and 2009. Average statement savings accounts also increased $3,597,000, or 7.5%, when comparing the same periods. As a result of the eSavings product the average rate paid on savings accounts increased 56 basis points from 0.25% for the second quarter of 2009 to 0.81% for the second quarter of 2010.

The repricing of time deposits at lower rates over the past year has had the greatest impact on total interest expense when comparing the two quarters. Total interest expense on time deposits decreased $1,020,000, or 37.4%, to $1,709,000 for the second quarter of 2010. Average total time deposits decreased by $12,480,000, or 3.8%, to $318,716,000 for the second quarter of 2010. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. Over the course of 2009 and the first half of 2010 a significant amount of time deposits have repriced lower as rates have declined. The average rate paid on time deposits decreased from 3.30% to 2.15% when comparing the second quarter of 2009 to the same period in 2010.

Approximately $222,195,000, or 70.0%, of time deposits at June 30, 2010 will reprice or mature over the next 12 months. The average rate paid on these time deposits is approximately 1.93%. During the third quarter of 2010 approximately $33,574,000 of time deposits yielding 1.64% will mature. Given the short-term nature of QNB’s time deposit portfolio and the current rates being offered, it is likely that the average rate paid on time deposits should decline slightly through the remainder of 2010 as higher costing time deposits are repriced lower.

Short-term borrowings are primarily comprised of sweep accounts structured as repurchase agreements with our commercial customers. Interest expense on short-term borrowings increased by $14,000 to $67,000 when comparing the two quarters. During this period average balances increased $9,061,000, or 52.5% to $26,305,000 while the average rate paid declined from 1.24% to 1.02%.

Contributing to the decrease in total interest expense was a reduction in interest expense on long-term debt of $124,000. In January 2010, $10,000,000 in FHLB advances at a rate of 2.97% matured and were repaid. In addition, in April 2010 another $5,000,000 of debt at a rate of 4.90% matured and was repaid resulting in the reduction in expense. Since the average rate paid on the debt that was repaid was lower than the remaining debt the average rate paid increased from 4.26% for the second quarter of 2009 to 4.76% for the second quarter of 2010. The average balances declined from $35,000,000 for the second quarter of 2009 to $20,989,000 for the second quarter of 2010.

Six Month Comparison

For the six-month period ended June 30, 2010 tax-equivalent net interest income increased $2,167,000, or 19.3%. Average earning assets increased $73,611,000, or 11.2%, to $730,541,000 with average loans and investment securities increasing 9.9% and 9.4%, respectively. Average total deposits increased $78,891,000, or 13.8%, to $651,478,000 for the six month period ended June 30, 2010 compared to the same period in 2009. The net interest margin on a tax-equivalent basis was 3.69% for the six-month period ended June 30, 2010 compared with 3.44% for the same period in 2009.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Total interest income on a tax-equivalent basis increased $501,000, from $18,287,000 to $18,788,000, when comparing the six-month periods ended June 30, 2009 and June 30, 2010 as the additional interest income generated from the growth in earning assets offset the impact of declining yields on those assets. Interest income increased $1,928,000 as a result of volume increases but declined $1,427,000 as a result of lower yields. Average loans increased $41,177,000 to $458,624,000, with average commercial real estate loans increasing $35,999,000, or 17.2%, and average commercial and industrial loans increasing $7,821,000, or 10.7%, when comparing the six-month periods. As a result of the efforts of our seasoned lending professionals, QNB has been able to win quality commercial relationships from our local competitors.

Over this same period average investment securities increased $21,885,000, to $255,348,000 with all of the growth occurring in U.S. Government agency bonds, agency issued mortgage-backed securities and tax-exempt municipal bonds. The yield on earning assets decreased from 5.61% to 5.19% for the six-month periods with the yield on loans decreasing from 5.95% to 5.84% during this time. The yield on investments decreased from 5.11% to 4.30% when comparing the six-month periods. As discussed previously, the decline in yields reflects the impact of historically low levels of interest rates over the past two years. The impact has been more significant on the investment portfolio as many of the bonds have call features which have been exercised by the issuers or are subject to prepayments as mortgages are refinanced.

Total interest expense decreased $1,666,000, from $7,084,000 for the six-month period ended June 30, 2009 to $5,418,000, for the six-month period ended June 30, 2010. Approximately all of the decrease in interest expense was a result of lower rates paid on deposits, especially time deposits. Interest expense on interest-bearing deposits declined by $1,493,000 with interest expense on time deposits declining $1,881,000. The average rate paid on time deposits decreased 113 basis points to 2.27% from 3.40% when comparing the six-month periods ended June 30, 2010 and 2009. The average balance of total time deposits declined $4,511,000, or 1.39% to $321,273,000 for the six months ended June 30, 2010 compared with the similar 2009 period.

While the average balances on time deposits declined when comparing the six-month periods, the average balances of transaction accounts increased significantly as customers sought the liquidity of these accounts as well as the higher rate being offered on the QNB-Rewards checking product and the eSavings product. Interest expense on interest-bearing demand deposits increased $121,000, resulting from both a $16,668,000, or 24.8%, increase in average balances and a 20 basis point increase in the average rate paid. The interest rate paid on interest-bearing demand accounts increased from 0.50% for the first half of 2009 to 0.70% for the first half of 2010. As mentioned previously the QNB-Rewards checking account was the primary factor in both the growth in total interest-bearing demand deposits as well as the increase in the rate paid. Interest expense on money market accounts declined $14,000, as lower rates paid more than offset the significant increase in average balances. Average money market balances increased $22,416,000, or 42.7% while the average rate paid declined from 1.31% for the first half of 2009 to .88% for the first half of 2010. Interest expense on savings accounts increased $262,000 when comparing the six-month periods. Average savings account balances increased $34,862,000, or 74.1% to $81,904.000 while the average rate paid increased from 0.25% to 0.79%.

Also contributing to the reduction in interest expense when comparing the six-month periods was the repayment of long-term debt as discussed earlier. Interest expense on long-term debt declined by $184,000 as the average balance declined from $35,000,000 for the first six months of 2009 to $23,978,000 for the first six-months of 2010.

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

As a result of continued loan growth, higher than normal levels of net charge-offs, further increases in non-performing and delinquent loans and continued concerns over current economic conditions, QNB continues to closely monitor the quality of the loan portfolio and has increased the allowance for loan losses to reflect the changes in the portfolio. QNB recorded a provision for loan losses of $700,000 in the second quarter of 2010 and $1,400,000 for the first half of 2010. This compares to a provision of $500,000 for the second quarter of 2009 and $1,100,000 for the first half 2009.

Net loan charge-offs were $48,000, or 0.04% (annualized) of average total loans for the second quarter of 2010 compared with $136,000, or 0.13% (annualized) of average total loans for the second quarter of 2009. Included in net charge-offs for the second quarter of 2010 were recoveries of $131,000 which were almost all from the indirect lease financing portfolio. This portfolio includes loans to businesses in the trucking and construction industries which were negatively impacted by the slowdown in the economy over the past two years. For the six month periods ended June 30, 2010 and 2009 net loan charge-offs were $608,000, or 0.27% (annualized) and $352,000, or 0.17% (annualized). Of the charge-offs for the first half of 2010, $350,000 relates to a commercial borrower whose loan was secured by business assets.

As referenced in the following table, the levels of non-performing and delinquent loans have trended higher over the past year. This is primarily a result of the difficult economic environment over the past two years and reflects deterioration in the financial performance of some of our commercial customers. At June 30, 2010 non-performing loans totaled $7,748,000, as compared with $6,102,000 at December 31, 2009 and $4,203,000 at June 30, 2009. When compared to total loans, non-performing loans have risen from 0.96% at June 30, 2009 and 1.36% at December 2009 to 1.63% at June 30, 2010. Despite the increase in non-performing loans over the past year QNB’s non-performing loans to total loans ratio continues to compare favorably with the average 2.62% of total loans for Pennsylvania commercial banks with assets between $500 million and $1 billion as reported by the FDIC using March 31, 2010 data, the most recent available.

Delinquent loans are considered performing loans and exclude non-accrual loans, restructured loans and loans 90 days or more past due and still accruing interest (all of which are considered non-performing loans). Total delinquent loans at June 30, 2010, December 31, 2009 and June 30, 2009 represent 0.94%, 0.89% and 0.93% of total loans, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES (Continued)

QNB’s allowance for loan losses of $7,009,000 represents 1.48% of total loans at June 30, 2010 compared to an allowance for loan losses of $4,584,000, or 1.05% of total loans at June 30, 2009 and $6,217,000, or 1.38% of total loans at December 31, 2009. The ratio is at a level that QNB management believes is adequate as of June 30, 2010 based on its analysis of known and inherent losses in the portfolio.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are primarily those classified as non-accrual or restructured. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At June 30, 2010 and December 31, 2009, the recorded investment in impaired loans totaled $7,562,000 and $5,699,000, respectively, of which $3,423,000 and $4,622,000, respectively, required no specific allowance for loan losses. The recorded investment in impaired loans requiring a specific allowance for loan losses was $4,139,000 and $1,077,000 at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010 and December 31, 2009 the related allowance for loan losses associated with these loans was $398,000 and $528,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent.

The following table shows asset quality indicators for the periods presented:

	6/30/10	3/31/10	12/31/09	9/30/09	6/30/09
Non-performing loans	$7,748	$5,894	$6,102	$5,199	$4,203
Non-performing loans to total loans	1.63%	1.29%	1.36%	1.19%	0.96%

Delinquent loans (30-89 days past due), not included above	$4,448	$5,677	$4,015	$5,210	$4,049
Delinquent loans to total loans	0.94%	1.24%	0.89%	1.19%	0.93%

Total delinquent and non-performing loans	$12,196	$11,571	$10,117	$10,409	$8,252
Total delinquent and non-performing loans to total loans	2.57%	2.54%	2.25%	2.38%	1.89%

Non-performing assets	$9,327	$6,932	$7,032	$6,285	$4,583
Non-performing assets to total assets	1.20%	0.90%	0.92%	0.86%	0.64%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES (Continued)

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	June 30, 2010	December 31, 2009
Loans past due 90 days or more and still accruing interest	$62	$759
Non-accrual loans	7,180	3,086
Restructured loans, not included above	506	2,257
Total non-performing loans	$7,748	$6,102
Other real estate owned and repossessed assets	40	67
Non-accrual pooled trust preferred securities	1,539	863
Total non-performing assets	$9,327	$7,032

Average total loans (YTD average)	$458,624	$427,924
Total loans, including loans held for sale	475,055	449,421
Allowance for loan losses	7,009	6,217

Allowance for loan losses to:
Non-performing loans	90.46%	101.88%
Total loans	1.48%	1.38%
Average total loans	1.53%	1.45%

Non-performing loans / Loans	1.63%	1.36%
Non-performing assets / Assets	1.20%	0.92%

An analysis of loan charge-offs for the three and six months ended June 30, 2010 compared to 2009 is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net charge-offs	$48	$136	$608	$352

Net charge-offs (annualized) to:
Total loans	0.04%	0.12%	0.26%	0.16%
Average total loans	0.04%	0.13%	0.27%	0.17%
Allowance for loan losses	2.78%	11.86%	17.50%	15.45%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-Interest Income Comparison
	Three Months Ended		Change from		Six Months Ended		Change from
	June 30,		Prior Year		June 30,		Prior Year
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Fees for services to customers	$406	$423	$(17)	-4.0%	$811	$818	$(7)	-0.9%
ATM and debit card	314	256	58	22.7%	585	484	101	20.9%
Bank-owned life insurance	68	66	2	3.0%	132	137	(5)	-3.6%
Mortgage servicing fees	23	25	(2)	-8.0%	55	61	(6)	-9.8%
Net gain on sale of loans	142	234	(92)	-39.3%	217	402	(185)	-46.0%
Net gain (loss) on investment securities	(67)	(26)	(41)	-157.7%	69	(280)	349	124.6%
Other	141	89	52	58.4%	290	178	112	62.9%
Total	$1,027	$1,067	$(40)	-3.7%	$2,159	$1,800	$359	19.9%

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and check card income, income on bank-owned life insurance, mortgage servicing fees, gains and losses on the sale of investment securities and residential mortgage loans.

Total non-interest income was $1,027,000 for the second quarter of 2010, a decrease of $40,000 compared with the same period in 2009. Gains on the sale of residential mortgages decreased $92,000 comparing these same periods. The low interest rate environment continues to result in mortgage refinancing activity although at a significantly lower level than early 2009. In addition, net losses on investment securities increased $41,000. Partially offsetting these items was an increase of $58,000 in ATM and debit card income and a decrease of $66,000 in losses on the sale of other real estate owned and repossessed assets.

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees decreased $17,000, or 4.0%, to $406,000 when comparing the three-month periods. Overdraft income decreased $32,000 for the three-month period as a result of a decline in the volume of overdrafts coupled with QNB reducing the per item charge for overdrafts by $2.00, to $35, during March of this year. Fees on business checking accounts increased $9,000 for the three-month period. This increase reflects the impact of a lower earnings credit rate in the second quarter of 2010 as compared to the second quarter of 2009, resulting from the significant decline in short-term interest rates. These credits are applied against service charges incurred.

ATM and debit card income is primarily comprised of transaction income on debit cards and ATM cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $314,000 for the second quarter of 2010, an increase of $58,000, or 22.7%, from the amount recorded during the second quarter of 2009. This primarily reflects growth in ATM and debit card transactions. Helping to contribute to the growth in debit card transactions is the growth in the QNB-Rewards checking product, a high-yield checking account which requires a minimum of twelve debit card transactions per statement cycle to receive the high interest rate.

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

As noted previously, activity in the investment securities portfolio contributed $41,000 to the decrease in non-interest income. In the second quarter of 2010, there was a $1,000 gain recognized on the sale of several securities. This was offset by $68,000 of credit related other-than-temporary impairment (OTTI) charges on two pooled trust preferred securities resulting in a net loss of $67,000 for the 2010 quarter. In the second quarter of 2009 investment securities activity resulted in a $26,000 net loss and included $134,000 of credit related OTTI charges in the carrying value of holdings ($126,000 related to equity holdings and $8,000 related to one pooled trust preferred security) partially offset by $108,000 of gains realized on the sale of several equity securities.

The net gain on the sale of residential mortgage loans was $142,000 and $234,000 for the quarters ended June 30, 2010 and 2009, respectively. This $92,000 decrease in the net gain on sale of loans was a result of decreased refinancing activity. Many customers who were able to refinance have already refinanced due to the low interest rate environment that has existed for over a year. Residential mortgage loans to be sold are identified at origination. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Included in the gains on the sale of residential mortgages in these periods were $23,000 and $76,000, respectively, related to the recognition of mortgage servicing assets. Proceeds from the sale of residential mortgages were $3,073,000 and $10,263,000 for the second quarters of 2010 and 2009, respectively.

Other income was $141,000 for the second quarter of 2010 and $89,000 for the same period during 2009. The majority of the difference was attributable to the following:
•	During 2009 there was a valuation writedown of $66,000 on other real estate owned; no such writedown in 2010.
•	Income from investment in title insurance company decreased by $16,000 as a result of decreased mortgage activity.
•	Merchant income increased $9,000, or 14.3%, for the three-month period primarily due to new merchant accounts being obtained.
•	Gain on sale of repossessed assets was $7,000 lower than the second quarter of 2009.

Total non-interest income for the six month periods ended June 30, 2010 and 2009 was $2,159,000 and $1,800,000, respectively. Non-interest income for the first half of 2010, excluding net investment securities gains of $69,000, totaled $2,090,000 compared to $2,080,000 for the first half of 2009, excluding net investment securities losses of $280,000.

For the six-month period, gains on the sale of residential mortgages decreased $185,000 to $217,000 as mortgage originations and sales volume decreased. Included in the gains on the sale of residential mortgages in these periods were $40,000 and $134,000, respectively, related to the recognition of mortgage servicing assets. Proceeds from the sale of residential mortgages were $5,386,000 and $17,948,000 for the first six months of 2010 and 2009, respectively.

Fees for services to customers decreased $7,000, or 0.9%, to $811,000 for the six months ended June 30, 2010. For similar reasons as those discussed for the quarter, overdraft income declined $30,000 while fees on business checking accounts and internet banking fees increased $15,000 and $7,000, respectively when comparing the six-month periods.

ATM and debit card income was $585,000 for the first six months of 2010, an increase of $101,000, or 20.9%, from the amount recorded during the first six months of 2009. The reason for the growth is attributable to the same reasons discussed previously for the quarter.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME (Continued)

Net securities gains for 2010 include credit related OTTI charges of $226,000 on three pooled trust preferred securities and net gains of $295,000 on the sale of investments, primarily equity securities. The net securities losses for 2009 include a $515,000 charge related to OTTI in the carrying value of holdings in the equity investment portfolio and an $8,000 OTTI charge on one of the Company’s pooled trust preferred securities. These charges were partially offset by gains of $107,000 recognized on the sale of equity securities and gains of $136,000 on the sale of several higher-yielding corporate bonds sold to reduce credit risk in the portfolio.

Other income was $290,000 for the first six months of 2010 and $178,000 for the same period during 2009. The majority of the difference was caused by the following:
•	During 2009 there was a valuation writedown of $66,000 on other real estate owned; no such writedown in 2010
•	There was no net loss on the sale of repossessed assets for the first six months of 2010 compared to a net loss of $35,000 during the same period in 2009.
•	Merchant income increased $19,000, or 17.2%, for the first six months of 2010 primarily due to new merchant accounts being obtained.
•	Income from investment in title insurance company decreased by $16,000 as a result of decreased mortgage activity.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	Three Months Ended		Change from		Six Months Ended		Change from
	June 30,		Prior Year		June 30,		Prior Year
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Salaries and employee benefits	$2,167	$2,078	$89	4.3%	$4,304	$4,156	$148	3.6%
Net occumpancy	360	335	25	7.5%	729	688	41	6.0%
Furniture and equipment	288	309	(21)	-6.8%	570	605	(35)	-5.8%
Marketing	199	189	10	5.3%	360	364	(4)	-1.1%
Third-party services	290	267	23	8.6%	563	497	66	13.3%
Telephone, postage and supplies	142	156	(14)	-9.0%	299	305	(6)	-2.0%
State taxes	139	133	6	4.5%	279	268	11	4.1%
FDIC insurance premiums	257	539	(282)	-52.3%	511	732	(221)	-30.2%
Other	399	378	21	5.6%	744	698	46	6.6%
Total	$4,241	$4,384	$(143)	-3.3%	$8,359	$8,313	$46	0.6%

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services and various other operating expenses. Total non-interest expense was $4,241,000 for the second quarter of 2010, a decrease of $143,000 from the second quarter of 2009.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE (Continued)

Salaries and benefits is the largest component of non interest expense. Salaries and benefits expense increased $89,000, or 4.3%, to $2,167,000 for the quarter ended June 30, 2010 compared to the same quarter in 2009. Salary expense increased $67,000, or 4.1%, during the period to $1,722,000. Included in salary and benefit expense for the second quarter of 2009 were costs associated with the Chief Operating Officer position. This position was vacant during the second quarter of 2010. Merit increases, as well as an increase in the average number of full-time equivalent employees accounts for the higher salary expense. The average number of full time-equivalent employees increased by four, to 166, when comparing the second quarter of 2010 and 2009. Comparing the two quarters, benefits expense increased $22,000, or 5.0%, to $445,000. Increases in payroll tax expense, retirement plan contribution expense and medical insurance premium expense all contributed to the increase in benefit expense.

Net occupancy expense increased $25,000, or 7.5%, to $360,000 for the second quarter of 2010 while furniture and equipment expense declined by $21,000, or 6.8%, to $288,000 for the same period. A decline in repairs and maintenance expense was more than offset by higher branch rent related to the land lease for the permanent site for the Wescosville branch and higher building security and utilities expense. A reduction in depreciation expense contributed to the decline in furniture and equipment expense.

FDIC insurance premium expense decreased $282,000, to $257,000, comparing the second quarter of 2010 to 2009. The higher expense in 2009 was primarily the result of the special assessment levied on all insured institutions by the FDIC in order to replenish its Deposit Insurance Fund. QNB’s portion of the special assessment in 2009 was $332,000. Significant growth in deposits combined with a slightly higher assessment rate and QNB’s participation in the FDIC’s Transaction Account Guarantee Program has resulted in an increase in the ongoing quarterly assessment expense.

Third-party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third-party services expense increased $23,000 for the three months ended June 30, 2010 when comparing the same period in 2009. Total expense was $290,000 for the second quarter of 2010 compared to $267,000 for the second quarter of 2009. The largest portion of the increase related higher legal expenses and consultant expense.

State tax expense represents the accrual of the Pennsylvania shares tax, which is based on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $139,000 for the second quarter of 2010, an increase of $6,000 compared to the same period in 2009. This increase was a result of a higher shares tax resulting from an increase in the Bank’s equity.

Other expense increased $21,000 to $399,000 for the second quarter of 2010. The main contributors to the increase in this category were as follows:
•	Employee training decreased $20,000. Prior year included costs for service and sales training for branch and call center personnel.
•	Expenses in connection with foreclosed real estate and repossessed assets increased $19,000
•
 Expenses related to the processing of check card transactions as well as the production of replacement cards decreased $21,000. Prior year included costs related to a security breach at a third-party processor

•
 Directors’ fees increased $20,000 for the second quarter of 2010 when compared to the same period in 2009. This was partly attributable to an increase in the number of meetings held and a portion of the increase is a result of deferred loan fees decreasing by $11,000. These fees have the impact of offsetting a portion of the Directors’ fees for loans that require Director approval. These fees were lower than prior year due a lower level of loans requiring Director approval in the second quarter of 2010.

Total non-interest expense was $8,359,000 for the six-month period ended June 30, 2010 compared to $8,313,000 for the same period in 2009, an increase of $46,000.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE (Continued)

Salaries and benefits expense increased $148,000, or 3.6%, to $4,304,000 for the six months ended June 30, 2010 compared to the same period in 2009. Salary expense increased $105,000, or 3.2%, during the period to $3,407,000. Included in salary and benefit expense for the first half of 2009 were costs associated with the Chief Operating Officer position. This position was vacant during the first half of 2010. The average number of full time-equivalent employees increased by five, to 166, when comparing the periods. Benefits expense increased $43,000, or 5.0%, to $897,000 when comparing the six month periods. Similar to the quarter, increases in payroll tax expense, retirement plan contribution expense and medical insurance premium expense contributed to the increase in benefit expense.

Net occupancy expense increased $41,000, or 6.0%, to $729,000 for the first half of 2010 while furniture and equipment expense declined by $35,000, or 5.8%, to $570,000 for the same period. Similar to the second quarter of 2010, a decline in repairs and maintenance expense was more than offset by higher branch rent related to the land lease for the permanent site for the Wescosville branch and higher building security and utilities expense. A reduction in depreciation expense contributed to the decline in furniture and equipment expense.

Third-party service expense was $563,000 for the six month period ended June 30, 2010, an increase of $66,000 from the same period in 2009. The largest portion of the increase related to the following third-party services:
•	Legal expense increased by $22,000 primarily as a result of loan collection costs.
•
 Consultant expense increased $20,000. During the first half of 2010 an independent third party was utilized to analyze and value the Bank’s pooled trust preferred securities on two occasions compared to one time in 2009. In addition a consultant was hired for leadership training.

•	Costs associated with the registration, printing and mailing of the Dividend Reinvestment and Stock Purchase Plan contributed approximately $8,000 to the increase.

Other expense increased $46,000 to $744,000 for the six months ended June 30, 2010 compared to the same period in 2009. The primary contributors to the increase in this category were similar to the explanations for the increase in the quarterly expense comparisons. The following items were the primary changes from prior year:
•	Employee training decreased $26,000. Prior year included higher costs for service and sales training for branch and call center personnel.
•	Charge-offs related to fraudulent ATM and checkcard transactions increased $16,000.
•	Refund of ATM fees related to the QNB-Rewards product increased $10,000.
•
Directors’ fees increased $29,000 for the second quarter of 2010 when compared to the same period in 2009. This was partly attributable to an increase in the number of meetings held and a portion of the increase is a result of deferred loan fees decreasing by $17,000. These fees have the impact of offsetting a portion of the Directors’ fees for loans that require Director approval. These fees were lower than prior year due a lower level of loans requiring Director approval during the first half of 2010.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 2010, QNB’s net deferred tax asset was $783,000. The primary components of deferred taxes are a deferred tax asset of $2,383,000 relating to the allowance for loan losses, a deferred tax asset of $269,000 generated by OTTI charges on equity securities and a deferred tax asset of $418,000 related to OTTI charges on trust preferred securities. Partially offsetting these deferred tax assets was a deferred tax liability of $1,986,000 resulting from unrealized gains on available-for-sale securities. As of June 30, 2009, QNB’s net deferred tax asset was $1,954,000. The primary components of deferred taxes are a deferred tax asset of $1,559,000 relating to the allowance for loan losses, a deferred tax asset of $472,000 generated by OTTI charges on equity securities, and a deferred tax asset of $202,000 resulting from unrealized gains on available for sale securities.

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

Applicable income taxes and effective tax rates were $558,000, or 22.1%, for the three-month period ended June 30, 2010, and $276,000, or 18.4%, for the same period in 2009. For the six-month periods ended June 30, 2010 and 2009 applicable income taxes and the effective tax rate were $1,070,000, or 22.0%, and $467,000, or 16.8%, respectively. The higher effective tax rate for both periods in 2010 is predominantly a result of tax-exempt income from loans and securities comprising a lower proportion of pre-tax income.

FINANCIAL CONDITION ANALYSIS

The following balance sheet analysis compares average balance sheet data for the six months ended June 30, 2010 and 2009, as well as the period ended balances as of June 30, 2010 and December 31, 2009.

Average earning assets for the six-month period ended June 30, 2010 increased $73,611,000, or 11.2%, to $730,541,000 from $656,930,000 for the six months ended June 30, 2009. The mix of earning assets changed slightly when comparing the two periods. Average loans increased $41,177,000, or 9.9%, while average investment securities increased $21,885,000, or 9.4%. Average loans represented 62.8% of earning assets for the first six months of 2010, while average investment securities represented 35.0% of earning assets for the same period. This compares to 63.5% and 35.5% for the first six months of 2009. Average other earning assets increased $12,548,000, or 312.1%, when comparing these same periods. Given the low yield on Federal funds sold and AAA rated money market mutual funds, QNB has chosen to keep excess liquidity in an interest-bearing account at the Federal Reserve Bank that pays a higher rate than these products and also has a zero percent risk-weighting for risk based capital purposes.

QNB’s primary business is accepting deposits and making loans to meet the credit needs of the communities it serves. Loans are the most significant component of earning assets and growth in loans to small businesses and residents of these communities has been a primary focus of QNB. QNB has been successful in achieving strong growth in total loans, while at the same time maintaining asset quality. Inherent within the lending function is the evaluation and acceptance of credit risk and interest rate risk. QNB manages credit risk associated with its lending activities through portfolio diversification, underwriting policies and procedures and loan monitoring practices. Total loans increased 9.0% between June 30, 2009 and June 30, 2010 and increased 5.6% since December 31, 2009. The growth in loans despite the economic environment reflects QNB’s commitment to make credit available to its customers.

Average total commercial loans increased $47,910,000 when comparing the first six months of 2010 to the first six months of 2009. Most of the 15.6% growth in average commercial loans was in loans secured by real estate, either commercial or residential properties, which increased $35,999,000, or 17.2%, to $245,395,000. Commercial and industrial loans represent commercial purpose loans that are either secured by collateral other than real estate or unsecured. Many of these loans are for operating lines of credit. Average commercial and industrial loans increased $7,821,000, or 10.7%, when comparing the average balances for the six month periods. Tax-exempt loans to local municipalities increased $4,090,000, or 16.3% to $29,176,000 during this same period.

Average home equity loans continue to decline with average balances decreasing from $66,337,000 for the first six months of 2009 to $61,078,000 for the first six months of 2010. With the decline in mortgage interest rates that took place, customers have paid down their home equity loans when they refinance their first mortgage. The other impact of the low interest rate environment is movement from fixed rate home equity loans to floating rate lines tied to prime rate. Fixed rate home equity term loans declined by $9,053,000 to $36,731,000 when comparing the six-month periods. In contrast average floating rate home equity lines have increased by $3,794,000 comparing the same periods. The introduction of the Equity Choice product, which allows both a floating rate line and fixed rate carve out loans, contributed to this migration, as did the current low interest rate on the variable rate product.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS (Continued)

Total investment securities were $264,719,000 at June 30, 2010 and $260,209,000 at December 31, 2009. The composition of the portfolio changed since December 31, 2009 with agency mortgage-backed and CMO securities increasing by $8,076,000 and $11,905,000, respectively, when comparing December 31, 2009 and June 30, 2010. These increases were offset by a decrease in U.S. Government agency bonds of $19,103,000 when comparing the same periods. The agency bonds were callable bonds that were called due to the low interest rate environment. The proceeds were reinvested in agency mortgage-backed and CMO securities which will provide ongoing cash flow to invest as rates increase. As a result of the change in the composition of the portfolio as well as the lower interest rate environment and the increase in prepayment speeds the average life of the portfolio has declined from approximately 3 years 5 months at December 31, 2009 to approximately 3 years at June 30, 2010.

Collateralized debt obligations (CDO) are securities derived from the packaging of various assets with many backed by subprime mortgages. These instruments are complex and difficult to value. QNB did a review of its mortgage related securities and concluded that it has minimal exposure to subprime mortgages within its U.S. government sponsored agency (GNMA, FHLMC and FNMA) mortgage-backed and CMO portfolio. QNB does not own any non-agency mortgage security or CDOs backed by subprime mortgages.

QNB does own CDOs in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. QNB holds eight of these securities with an amortized cost of $3,846,000 and a fair value of $1,698,000. The market values for these securities are very depressed relative to historical levels. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. During the first six months of 2010 a $226,000 credit related OTTI charge was taken on three issues. As a result of some improvement in the financial condition of some of the bank issuers in these securities, including the ability for some of them to raise capital, the fair value of the securities has improved since December 31, 2009 when the fair value was $1,008,000. However, it is possible that future calculations could require recording additional other-than-temporary impairment charges through earnings.

For the most part, earning assets are funded by deposits. Total average deposits increased $78,891,000, or 13.8%, to $651,478,000 for the first six months of 2010 compared to the first six months of 2009. It appears that customers are continuing to look for the safety of FDIC insured deposits and the stability of a strong local community bank as opposed to the volatility of the equity markets and the uncertainty of the larger regional and national banks. In addition, they are looking for products that provide liquidity and an attractive interest rate.

Most of the increase in average deposits was in categories other than time deposits which decreased $4,511,000, or 1.4%, to $321,273,000 for the first six months of 2010. Average interest-bearing demand and municipal accounts increased $16,668,000, or 24.8%, and $6,810,000, or 25.0%, respectively, when comparing the first six months of 2010 and 2009. The higher yielding QNB-Rewards checking product is the primary factor behind the growth of the interest-bearing demand accounts. Average money market and savings account balances increased $22,416,000, or 42.7%, and $34,862,000, or 74.1%, respectively, when comparing the same periods. The growth in savings accounts is largely due to the success of QNB’s newest high-rate deposit product, Online eSavings.

Total assets at June 30, 2010 were $776,115,000 compared with $762,426,000 at December 31, 2009, an increase of 1.8%. Impacting total assets was the repayment of $10,000,000 in FHLB borrowings and $5,000,000 in repurchase agreements, classified as long-term debt, which matured during the first six months of 2010. Funding the growth in loans and investment securities previously discussed was growth in deposits and short-term borrowings as well as the reduction in interest-bearing deposits in banks. These balances, primarily held at the Fed, declined from $22,158,000 at December 31, 2009 to $7,340,000 at June 30, 2010.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS (Continued)

On the liability side, total deposits increased by $23,867,000, or 3.8%, since year-end but have declined slightly since March 31, 2010. In comparison to prior periods where the growth was centered in time deposits, the current growth reflects increases in both lower-cost core deposits, including savings accounts. Savings accounts increased $26,167,000, or 38.3%, to $94,525,000. The increase in savings accounts was primarily in the Online eSavings product whose balances increased from $19,944,000 at December 31, 2009 to $42,253,000 at June 30, 2010.

Short-term borrowings increased $5,626,000 from $28,433,000 at December 31, 2009 to $34,059,000 at June 30, 2010. The majority of these balances are commercial sweep accounts which are volatile based on businesses receipt and disbursement of funds. The category of other liabilities decreased from $6,899,000 at December 31, 2009 to $1,703,000 at June 30, 2010. Included in the December 31, 2009 balance were unsettled trades of investment securities that settled in January 2010.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At June 30, 2010, the Bank had a maximum borrowing capacity with the FHLB of approximately $199,400,000. The maximum borrowing capacity changes as a function of qualifying collateral assets. In addition, the Bank maintains Federal funds lines with two correspondent banks totaling $18,000,000. At June 30, 2010, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Cash and due from banks, interest-bearing deposits in banks, Federal funds sold, investment securities available-for-sale and loans held-for-sale totaled $279,930,000 and $288,395,000 at June 30, 2010 and December 31, 2009, respectively. These sources should be adequate to meet normal fluctuations in loan demand and deposit withdrawals. With the current low interest rate environment, it is anticipated that the investment portfolio will continue to provide significant liquidity as agency and municipal bonds are called and as cash flow on mortgage-backed and CMO securities continues to be steady. In the event that interest rates would increase the cash flow available from the investment portfolio could decrease.

Approximately $120,803,000 and $133,136,000 of available-for-sale securities at June 30, 2010 and December 31, 2009, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

In 2008, QNB opted into the FDIC’s Transaction Account Guarantee (TAG) program. This program provides unlimited deposit insurance for non-interest bearing transaction accounts. During the second quarter of 2010, the FDIC adopted a rule extending the Transaction Account Guarantee (TAG) component of the Temporary Liquidity Guarantee Program for six months, through December 31, 2010 for those institutions that do not opt out. QNB continues to participate in the TAG program.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at June 30, 2010 was $61,128,000, or 7.88% of total assets, compared to shareholders' equity of $56,426,000, or 7.40% of total assets, at December 31, 2009. Shareholders’ equity at June 30, 2010 and December 31, 2009 included a positive adjustment of $3,855,000 and $1,723,000, respectively, related to net unrealized holding gains, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 7.38% and 7.17% at June 30, 2010 and December 31, 2009, respectively.

Average shareholders' equity and average total assets were $56,274,000 and $759,598,000 for the first six months of 2010, an increase of 2.9% and 6.9%, respectively, from the averages for the year ended December 31, 2009. The ratio of average total equity to average total assets was 7.41% for the first six months of 2010 compared to 7.70% for all of 2009.

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

The following table sets forth consolidated information for QNB Corp.:

Capital Analysis
	June 30, 2010	December 31, 2009
Tier I
Shareholder's Equity	$61,128	$56,426
Net unrealized securities gains	(3,855)	(1,723)
Net unrealized losses on available-for-sale equity securities	-	-
Total Tier I risk-based capital	$57,273	$54,703

Tier II
Allowable portion: Allowance for loan losses	6,844	6,217
Unrealized gains on equity securities	2	248
Total risk-based capital	$64,119	$61,168
Risk-weighted assets	$550,781	$531,295
Average assets	$769,539	$745,551

Capital Ratios
	June 30, 2010	December 31, 2009
Tier I capital/risk-weighted assets	10.40%	10.30%
Total risk-based capital/risk-weighted assets	11.64%	11.51%
Tier I capital/average assets (leverage ratio)	7.44%	7.34%

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for the total risk-based capital and 4.00% for leverage. QNB had a Tier I capital ratio of 10.40% and 10.30%, a total risk-based ratio of 11.64% and 11.51% and a leverage ratio of 7.44% and 7.34% at June 30, 2010 and December 31, 2009, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL ADEQUACY (Continued)

All capital ratios have improved slightly from December 31, 2009 as the growth rate of capital has exceeded the growth rate of average and risk-weighted assets. During the first quarter of 2010, QNB began offering a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $209,000 to capital for the first half of 2010.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of June 30, 2010, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There were no shares repurchased under the plan since the first quarter of 2009.

Also impacting the regulatory capital ratios was an increase in risk-weighted assets during the first half of 2010. Loan growth, primarily centered in commercial loans, accounted for virtually all of the $19,486,000 growth in risk-weighted assets. Continuing to impact risk-weighted assets is the $27,633,000 of risk-weighted assets due to mezzanine tranches of pooled trust preferred securities that were downgraded below investment grade during the first quarter of 2009. Although the amortized cost of these securities was only $3,846,000 at June 30, 2010, regulatory guidance required an additional $27,633,000 to be included in risk-weighted assets. The Bank utilized the method as outlined in the Call Report Instructions for an available-for-sale bond that has not triggered the Low Level Exposure (LLE) rule. The mezzanine tranches of CDOs that utilized this method of risk-weighting are five out of eight pooled trust preferred securities (PreTSLs) held by the Bank as of June 30, 2010. The other 3 pooled trust preferred securities have only one tranche remaining so the treatment noted above does not apply.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At June 30, 2010 and December 31, 2009, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

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

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. The one-year cumulative gap, which reflects QNB’s interest sensitivity over a period of time, was a negative $28,771,000 at June 30, 2010. The cumulative one-year gap equals -3.80% of total rate sensitive assets. This position compares to a negative gap position of $47,997,000, or -6.5% of total rate sensitive assets, at December 31, 2009.

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on the interest rate environment at period end. Management also evaluates the impact of higher and lower interest rates by simulating the impact on net interest income of changing rates. While management performs rate shocks of 100, 200 and 300 basis points, it believes that, given the level of interest rates at June 30, 2010, it is unlikely that interest rates would decline by 200 or 300 basis points. The simulation results can be found in the chart below.

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

The nature of QNB’s current operation is such that it is not subject to foreign currency exchange or commodity price risk. At June 30, 2010, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTEREST RATE SENSITIVITY (Continued)

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

Change in Interest Rates	Net Interest Income	Dollar Change	% Change
+300 Basis Points	$28,195	1,736	6.6%
+200 Basis Points	27,744	1,285	4.9
+100 Basis Points	27,197	738	2.8
Flat Rate	26,459	-	-
-100 Basis Points	25,575	(884)	(3.3)

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The information required in response to this item is set forth in Item 2, above.

ITEM 4.	CONTROLS AND PROCEDURES

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

QNB CORP. AND SUBSIDIARY

PART II.  OTHER INFORMATION

JUNE 30, 2010

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

April 1, 2010 through April 30, 2010	-	-	-	42,117
May 1, 2010 through May 31, 2010	-	-	-	42,117
June 1, 2010 through June 30, 2010	-	-	-	42,117
Total	-	-	-	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Item 3.	Default Upon Senior Securities
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit 3(i)	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrants Form DEF 14-A filed with the Commission on April 15, 2005).

Exhibit 3(ii)	Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrants Form 8-K filed with the Commission on January 23, 2006).

Exhibit 11	Statement Re: Computation of Earnings Per Share. (Included in Part I, Item I, hereof.)

Exhibit 31.1	Section 302 Certification of President and CEO

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 906 Certification of President and CEO

Exhibit 32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QNB Corp.

Date:	August 16, 2010	By:	/s/ Thomas J. Bisko
Thomas J. Bisko
President/CEO

Date:	August 16, 2010	By:	/s/ Bret H. Krevolin
Bret H. Krevolin
Chief Financial Officer