Form 10-Q
period 2010-09-30
QNB CORP
filed 2010-11-15
CIK 750558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to _____________________________

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2010
Common Stock, par value $0.625	3,117,993

QNB CORP. AND SUBSIDIARY
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2010

INDEX

QNB Corp. and Subsidiary
CONSOLIDATED BALANCE SHEETS
	(in thousands, except share data)
	(unaudited)
	September 30,	December 31,
	2010	2009

Assets
Cash and due from banks	$8,014	$8,841
Interest-bearing deposits in banks	4,052	22,158
Total cash and cash equivalents	12,066	30,999
Investment securities
Available-for-sale (amortized cost $272,574 and $254,251)	279,251	256,862
Held-to-maturity (fair value $2,944 and $3,471)	2,847	3,347
Restricted investment in bank stocks	2,291	2,291
Loans held-for-sale	968	534
Loans receivable	477,940	449,421
Allowance for loan losses	(8,132)	(6,217)
Net loans	469,808	443,204
Bank-owned life insurance	9,324	9,109
Premises and equipment, net	6,506	6,248
Accrued interest receivable	2,968	2,848
Other assets	5,207	6,984
Total assets	$791,236	$762,426

Liabilities
Deposits
Demand, non-interest bearing	$53,100	$53,930
Interest-bearing demand	128,907	120,554
Money market	76,987	70,165
Savings	103,794	68,358
Time	208,600	215,155
Time of $100,000 or more	102,859	105,941
Total deposits	674,247	634,103
Short-term borrowings	31,173	28,433
Long-term debt	20,311	35,000
Accrued interest payable	1,174	1,565
Other liabilities	1,649	6,899
Total liabilities	728,554	706,000

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,278,975 shares and 3,257,794 shares issued;
3,114,406 and 3,093,225 shares outstanding	2,049	2,036
Surplus	10,606	10,221
Retained earnings	48,096	44,922
Accumulated other comprehensive income, net	4,407	1,723
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	62,682	56,426
Total liabilities and shareholders' equity	$791,236	$762,426

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
	(in thousands, except share data)
	(unaudited)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Interest Income
Interest and fees on loans	$6,847	$6,389	$19,841	$18,451
Interest and dividends on investment securities:
Taxable	1,641	1,981	5,330	6,361
Tax-exempt	619	571	1,794	1,609
Interest on Federal funds sold	–	–	–	2
Interest on interest-bearing balances and other interest income	10	5	29	8
Total interest income	9,117	8,946	26,994	26,431

Interest Expense
Interest on deposits
Interest-bearing demand	242	210	709	537
Money market	128	184	455	525
Savings	197	44	518	103
Time	1,033	1,684	3,427	5,352
Time of $100,000 or more	548	851	1,771	2,681
Interest on short-term borrowings	84	64	204	173
Interest on long-term debt	244	382	810	1,132
Total interest expense	2,476	3,419	7,894	10,503
Net interest income	6,641	5,527	19,100	15,928
Provision for loan losses	1,200	1,500	2,600	2,600
Net interest income after provision for loan losses	5,441	4,027	16,500	13,328
Non-Interest Income
Total other-than-temporary impairment losses on investment securities	(51)	(2,279)	(304)	(2,850)
Less: Portion of loss recognized in other comprehensive income (before taxes)	–	1,526	27	1,574
Net other-than-temporary impairment losses on investment securities	(51)	(753)	(277)	(1,276)
Net gain on sale of investment securities	4	103	299	346
Net (loss) gain on investment securities	(47)	(650)	22	(930)
Fees for services to customers	392	470	1,203	1,288
ATM and debit card	317	263	902	747
Bank-owned life insurance	67	66	199	203
Mortgage servicing fees	28	28	83	89
Net gain on sale of loans	81	132	298	534
Other	166	205	456	383
Total non-interest income	1,004	514	3,163	2,314
Non-Interest Expense
Salaries and employee benefits	2,409	2,115	6,713	6,271
Net occupancy	386	324	1,115	1,012
Furniture and equipment	295	290	865	895
Marketing	155	125	515	489
Third party services	263	218	826	715
Telephone, postage and supplies	157	147	456	452
State taxes	143	131	422	399
FDIC insurance premiums	268	235	779	967
Other	402	341	1,146	1,039
Total non-interest expense	4,478	3,926	12,837	12,239
Income before income taxes	1,967	615	6,826	3,403
Provision (benefit) for income taxes	349	(56)	1,419	411
Net Income	$1,618	$671	$5,407	$2,992
Earnings Per Share - Basic	$0.52	$0.22	$1.74	$0.97
Earnings Per Share - Diluted	$0.52	$0.22	$1.74	$0.96
Cash Dividends Per Share	$0.24	$0.24	$0.72	$0.72

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					Accumulated
	Number				Other
(in thousands, except share data)	of Shares	Common		Retained	Comprehesive	Treasury
(unaudited)	Outstanding	Stock	Surplus	Earnings	Income	Stock	Total
Balance, December 31, 2009	3,093,225	$2,036	$10,221	$44,922	$1,723	$(2,476)	$56,426

Comprehensive income:
Net Income	–	–	–	5,407	–	–	5,407
Other comprehensive income	–	–	–	–	2,684	–	2,684
Total comprehensive income							8,091
Cash dividends paid ($0.72 per share)	–	–	–	(2,233)	–	–	(2,233)
Stock issued - employee stock purchase plan	2,253	1	33	–	–	–	34
Stock issued in connection with dividend reinvestment and stock purchase plan	17,708	11	317	–	–	–	328
Stock issued for options exercised	1,220	1	(1)	–	–	–	–
Stock-based compensation expense	–	–	36	–	–	–	36
Balance, September 30, 2010	3,114,406	$2,049	$10,606	$48,096	$4,407	$(2,476)	$62,682

The accompanying notes are an integral part of the unaudited consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(in thousands) (unaudited)
Nine Months Ended September 30,	2010	2009
Operating Activities
Net income	$5,407	$2,992
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	606	655
Provision for loan losses	2,600	2,600
Net securities (gains) losses	(22)	930
Net gain on sale of loans	(298)	(534)
Net loss on disposal of premises and equipment	1	–
Net loss on sale of repossessed assets and other real estate owned	6	117
Proceeds from sales of residential mortgages	7,057	22,954
Originations of residential mortgages held-for-sale	(7,193)	(22,908)
Income on bank-owned life insurance	(199)	(203)
Life insurance premiums	(15)	(15)
Stock-based compensation expense	36	41
Deferred income tax benefit	(707)	(841)
Net increase in income taxes payable	85	321
Net increase in accrued interest receivable	(120)	(115)
Amortization of mortgage servicing rights and identifiable intangible assets	73	52
Net amortization (accretion) of premiums and discounts on investment securities	756	111
Net (decrease) increase in accrued interest payable	(391)	726
Decrease (increase) in other assets	907	(7)
Decrease in other liabilities	(271)	(266)
Net cash provided by operating activities	8,318	6,610
Investing Activities
Proceeds from maturities and calls of investment securities
available-for-sale	99,037	68,084
held-to-maturity	500	250
Proceeds from sales of investment securities
available-for-sale	3,476	7,161
Purchase of investment securities
available-for-sale	(126,568)	(101,777)
Net increase in loans	(29,338)	(35,359)
Net purchases of premises and equipment	(865)	(282)
Proceeds from sale of repossessed assets and other real estate owned	183	689
Net cash used by investing activities	(53,575)	(61,234)
Financing Activities
Net decrease in non-interest bearing deposits	(830)	(3,167)
Net increase in interest-bearing non-maturity deposits	50,611	42,589
Net (decrease) increase in time deposits	(9,637)	14,947
Net increase in short-term borrowings	2,740	5,156
Proceeds from issuance of long-term debt	311	–
Repayments of long-term debt	(15,000)	–
Tax benefit from employee stock transactions	–	6
Cash dividends paid	(2,119)	(2,229)
Purchase of treasury stock	–	(866)
Proceeds from issuance of common stock	248	56
Net cash provided by financing activities	26,324	56,492
(Decrease) increase in cash and cash equivalents	(18,933)	1,868
Cash and cash equivalents at beginning of year	30,999	16,451
Cash and cash equivalents at end of period	$12,066	$18,319
Supplemental Cash Flow Disclosures
Interest paid	$8,285	$9,777
Income taxes paid	2,040	909
Non-Cash Transactions
Transfer of loans to repossessed assets and other real estate owned	134	615

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2009 Annual Report incorporated in the Form 10-K. Operating results for the three- and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2010, for items that should potentially be recognized or disclosed in these financial statements.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY (Continued)

Stock-based compensation expense was approximately $11,000 and $12,000 for the three months ended September 30, 2010 and 2009, respectively, and $36,000 and $41,000 for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, there was approximately $64,000 of unrecognized compensation cost related to unvested share-based compensation awards granted that is expected to be recognized over the next 35 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorizes the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest ratably over a three-year period. As of September 30, 2010, there were 225,058 options granted, 14,844 options forfeited, 81,050 options exercised and 129,164 options outstanding under this Plan. The 1998 Plan expired on March 10, 2008, therefore no further options can be granted under this Plan.

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of September 30, 2010, there were 83,700 options granted, 16,550 options forfeited and 67,150 options outstanding under this Plan. The 2005 Plan expires March 15, 2015.

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

The following assumptions were used in the option pricing model in determining the fair value of options granted during the nine months ended September 30:

Options granted	2010	2009
Risk-free interest rate	2.19%	1.48%
Dividend yield	5.26	4.80
Volatility	27.77	25.04
Expected life (years)	5.00	5.00

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in 2010 and 2009 was $2.55 and $2.17, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY (Continued)

Stock option activity during the nine months ended September 30, 2010 is as follows:
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs.)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	200,802	$21.36
Exercised	(5,292)	13.09
Forfeited	(19,196)	18.82
Granted	20,000	17.63
Outstanding at September 30, 2010	196,314	$21.45	2.2	$353
Exercisable at September 30, 2010	152,714	$22.32	1.9	$273

4. SHARE REPURCHASE PLAN

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. There were no shares repurchased during the nine months ended September 30, 2010. As of September 30, 2010, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

5. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Numerator for basic and diluted earnings per share - net income	$1,618	$671	$5,407	$2,992
Denominator for basic earnings per share - weighted average shares outstanding	3,108,535	3,089,382	3,101,025	3,095,889
Effect of dilutive securities - employee stock options	14,727	8,040	11,714	9,636
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,123,262	3,097,422	3,112,739	3,105,525
Earnings per share-basic	$0.52	$0.22	$1.74	$0.97
Earnings per share-diluted	$0.52	$0.22	$1.74	$0.96

There were 113,700 and 128,100 stock options that were anti-dilutive for the three- and nine-month periods ended September 30, 2010, respectively. There were 138,800 stock options that were anti-dilutive for each of the three- and nine-month periods ended September 30, 2009. These stock options were not included in the above calculation.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. COMPREHENSIVE INCOME

For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the periods ended September 30, 2010 and 2009:
Three Months Ended	September 30, 2010	September 30, 2009
Unrealized holding gains arising during the period	$789	$4,932
Unrealized losses related to factors other than credit arising during the period	-	(1,526)
Reclassification adjustment for gains included in net income	(4)	(103)
Reclassification adjustment for OTTI losses included in net income	51	2,279
Net unrealized gains	836	5,582
Tax effect	(284)	(1,898)
Other comprehensive income, net of tax	552	3,684
Net income	1,618	671
Total comprehensive income	$2,170	$4,355

Nine Months Ended	September 30, 2010	September 30, 2009
Unrealized holding gains arising during the period	$4,088	$4,412
Unrealized losses related to factors other than credit arising during the period	(27)	(1,574)
Reclassification adjustment for gains included in net income	(299)	(346)
Reclassification adjustment for OTTI losses included in net income	304	2,850
Net unrealized gains	4,066	5,342
Tax effect	(1,382)	(1,817)
Other comprehensive income, net of tax	2,684	3,525
Net income	5,407	2,992
Total comprehensive income	$8,091	$6,517

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities available-for-sale at September 30, 2010 and December 31, 2009 were as follows:
Available-for-Sale
September 30, 2010
		Gross	Gross
	Aggregate	unrealized	unrealized holding losses
	fair	holding	Non-credit		Amortized
	value	gains	OTTI	Other	cost
U.S. Treasury	$4,515	$11	-	-	$4,504
U.S. Government agencies	63,074	501	-	$19	62,592
State and municipal securities	61,333	2,565	-	39	58,807
U.S. Government agencies and sponsored enterprises (GSEs) - residential
Mortgage-backed securities	72,976	2,846	-	14	70,144
Collateralized mortgage obligations (CMOs)	71,760	2,448	-	-	69,312
Other debt securities	2,193	79	$1,451	524	4,089
Equity securities	3,400	350	-	76	3,126
Total investment securities available-for-sale	$279,251	$8,800	$1,451	$672	$272,574

December 31, 2009
		Gross	Gross
	Aggregate	unrealized	unrealized holding losses
	fair	holding	Non-credit		Amortized
	value	gains	OTTI	Other	cost
U.S. Treasury	$5,013	$2	-	$1	$5,012
U.S. Government agencies	69,731	261	-	316	69,786
State and municipal securities	54,160	1,287	-	59	52,932
U.S. Government agencies and sponsored enterprises (GSEs) - residential			-
Mortgage-backed securities	61,649	2,215	-	69	59,503
Collateralized mortgage obligations (CMOs)	61,317	1,787	-	60	59,590
Other debt securities	1,533	78	$2,410	655	4,520
Equity securities	3,459	565	-	14	2,908
Total investment securities available-for-sale	$256,862	$6,195	$2,410	$1,174	$254,251

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at September 30, 2010 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities.
	Aggregate	Amortized
	fair value	cost
Due in one year or less	$12,558	$12,436
Due after one year through five years	172,960	167,346
Due after five years through ten years	49,699	48,714
Due after ten years	40,634	40,952
Equity securities	3,400	3,126
Total investment securities available-for-sale	$279,251	$272,574

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. INVESTMENT SECURITIES (Continued)

Proceeds from sales of investment securities available-for-sale were $3,476,000 and $7,161,000 for the nine months ended September 30, 2010 and 2009, respectively.

At September 30, 2010 and December 31, 2009, investment securities available-for-sale totaling $139,674,000 and $133,136,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

Nine months ended September 30, 2010:
			Other-than-
	Gross	Gross	temporary
	Realized	Realized	impairment	Net gains
	Gains	Losses	losses	(losses)
Equity securities	$287	$-	$-	$287
Debt securities	14	(2)	(277)	(265)
Total	$301	$(2)	$(277)	$22

Nine months ended September 30, 2009:
			Other-than-
	Gross	Gross	temporary
	Realized	Realized	impairment	Net gains
	Gains	Losses	losses	(losses)
Equity securities	$211	$(1)	$(515)	$(305)
Debt securities	136	-	(761)	(625)
Total	$347	$(1)	$(1,276)	$(930)

The tax expense applicable to the net realized gains for the nine months ended September 30, 2010 was $7,000. The tax benefit applicable to the net realized losses for the nine months ended September 30, 2009 amounted to $316,000.

All other-than-temporary impairment (OTTI) writedowns on equity securities were on marketable equity securities held by the holding company. All OTTI writedowns on debt securities were on pooled trust preferred securities, which are included in the other debt securities category, held at the Bank.

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
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance, beginning of period	$1,228	$8	$1,002	$-
Additions:
Initial credit impairments	-	753	-	761
Subsequent credit impairments	51	-	277	-
Balance, end of period	$1,279	$761	$1,279	$761

The amortized cost and estimated fair values of investment securities held-to-maturity at September 30, 2010 and December 31, 2009 were as follows:
Held-To-Maturity
	September 30, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
		unrealized	unrealized	Aggregate		unrealized	unrealized	Aggregate
	Amortized	holding	holding	fair	Amortized	holding	holding	fair
	cost	gains	losses	value	cost	gains	losses	value
State and municipal securities	$2,847	$97	$-	$2,944	$3,347	$124	$-	$3,471

The amortized cost and estimated fair value of securities held-to-maturity by contractual maturity at September 30, 2010 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Aggregate	Amortized
	fair value	cost
Due in one year or less	-	-
Due after one year through five years	-	-
Due after five years through ten years	$2,944	$2,847
Due after ten years	-	-
Total investment securities held-to-maturity	$2,944	$2,847

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. INVESTMENT SECURITIES (Continued)

There were no sales of investment securities classified as held-to-maturity during the nine months ended September 30, 2010 or 2009.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009:
September 30, 2010
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agencies	5	$10,953	$19	-	-	$10,953	$19
State and municipal securities	5	1,493	32	$493	$7	1,986	39
Mortgage-backed securities	6	8,231	14	-	-	8,231	14
Other debt securities	7	-	-	1,665	1,975	1,665	1,975
Equity securities	9	1,047	76	-	-	1,047	76
Total	32	$21,724	$141	$2,158	$1,982	$23,882	$2,123

December 31, 2009
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Treasuries	3	$2,509	$1	-	-	$2,509	$1
U.S. Government agencies	24	28,675	316	-	-	28,675	316
State and municipal securities	17	6,309	45	$659	$14	6,968	59
Mortgage-backed securities	5	6,934	69	-	-	6,934	69
Collateralized mortgage obligations (CMOs)	6	6,929	60	-	-	6,929	60
Other debt securities	8	-	-	1,008	3,065	1,008	3,065
Equity securities	4	392	4	137	10	529	14
Total	67	$51,748	$495	$1,804	$3,089	$53,552	$3,584

Management evaluates debt securities, which are comprised of U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at September 30, 2010 in U.S. Government agencies, state and municipal securities and mortgage-backed securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. INVESTMENT SECURITIES (Continued)

All of the securities in the other debt securities category with unrealized losses greater than twelve months as of September 30, 2010 are pooled trust preferred security issues. QNB holds eight of these securities with an amortized cost of $3,640,000 and a fair value of $1,665,000. All of the trust preferred securities are available-for-sale securities and are carried at fair value. The following table provides additional information related to pooled trust preferred securities as of September 30, 2010:
Deal	Class	Book value	Fair value	Unreal- ized loss	Realized OTTI Credit Loss (YTD 2010)	Moody's /Fitch ratings	Current number of banks	Current number of insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine*	$243	$168	$(75)	$-	Ca/CCC	5	-	27.1%	123.8%
PreTSL V	Mezzanine*	-	-	-	(71)	Ba3/D	1	-	100.0%	11.4%
PreTSL VI	Mezzanine*	121	113	(8)	-	Ca/D	5	-	81.0%	50.2%
PreTSL XVII	Mezzanine	752	222	(530)	(197)	Ca/C	46	6	35.7%	71.8%
PreTSL XIX	Mezzanine	988	463	(525)	-	C/C	51	14	24.6%	83.9%
PreTSL XXV	Mezzanine	766	227	(539)	(9)	C/C	60	8	32.6%	76.6%
PreTSL XXVI	Mezzanine	469	207	(262)	-	C/C	52	10	30.4%	79.2%
PreTSL XXVI	Mezzanine	301	265	(36)	-	C/C	52	10	30.4%	79.2%
		$3,640	$1,665	$(1,975)	$(277)
Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

The market for these securities at September 30, 2010 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and the market values for these securities (and any securities other than those issued or guaranteed by U.S. Government agencies) are depressed relative to historical levels. In today’s market, a low market price for a particular bond may only provide evidence of a recent widening of corporate spreads in general versus being an indicator of credit problems with a particular issuer. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are factors contributing to the impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. As illustrated in the table above, these securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities.

On a quarterly basis we evaluate our debt securities for OTTI, which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit related portion and a non-credit related portion of OTTI are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the fair value adjustment for the security and the amount of credit related impairment. For the three and nine months ended September 30, 2010, $51,000 and $277,000, respectively, in other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred security issues. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows:

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

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows (including prepayments), credit worthiness of the underlying banks and insurance companies and determination of probability and severity of default of the underlying collateral. The following provides additional information for each of these variables:
•
Estimate of Future Cash Flows – Cash flows are constructed in an INTEX desktop valuation model. INTEX is a proprietary cash flow model recognized as the industry standard for analyzing all types of structured debt products. It includes each deal’s structural features updated with trustee information, including asset-by-asset detail, as it becomes available. The modeled cash flows are then used to determine if all the scheduled principal and interest payments of the investments will be returned. For purposes of the cash flow analysis, relatively modest rates of prepayment were forecasted (ranging from 0-2%). In addition to the base prepayment assumption, due to the recent enactment of the Dodd-Frank financial legislation additional prepayment analysis was performed. First, all fixed rate trust preferred securities issued by banks with more than $15 billion in total assets at December 31, 2009 were identified. Next the holding companies’ approximate cost of long-term funding given their rating and marketplace interest rates were estimated. The following assumption was made; any holding company that could refinance for a cost savings of more than 2% will refinance and will do so on January 1, 2013, or January 1, 2015 for bank holding company subsidiaries of foreign banking organizations that have relied on Supervision and Regulation Letter SR-01-1.

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

•
Probability of Default – A near-term probability of default is determined for each issuer based on its financial condition and is used to calculate the expected impact of future deferrals and defaults on the expected cash flows. Each issuer in the collateral pool is assigned a near-term probability of default based on individual performance and financial characteristics. Various studies suggest that the rate of bank failures between 1934 and 2008 were approximately 0.36%. Thus, in addition to the specific bank default assumptions, future defaults on the individual banks in the analysis are assumed at 1% for 2011 (approximately three times historical norms), 0.75% for 2012 (two times historical levels) and for 2013 and beyond the rate used is calculated based upon individual issuers estimated CAMEL rating as projected by VERIBANC®. Banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. INVESTMENT SECURITIES (Continued)

Based upon the analysis performed by management as of September 30, 2010, the expected principal shortfall on one out of eight pooled trust preferred securities has resulted in a $51,000 credit related OTTI charge in the third quarter of 2010. For the nine-month period ended September 30, 2010 total credit related OTTI charges of $277,000 were recorded on three pooled trust preferred securities. This compares to credit related OTTI charges on debt securities of $753,000 and $761,000 for the three and nine months ended September 30, 2009 and $1,002,000 for the year ended December 31, 2009.

8. LOANS & ALLOWANCE FOR LOAN LOSSES

The following table presents loans by category as of September 30, 2010 and December 31, 2009:
	September 30, 2010	December 31, 2009
Commercial and industrial	$105,425	$104,523
Construction	16,961	27,567
Real estate-commercial	210,873	173,019
Real estate-residential	130,575	128,825
Consumer	2,822	3,702
Indirect lease financing	11,272	11,826
Total loans	477,928	449,462
Net unearned (fees) costs	12	(41)
Loans receivable	$477,940	$449,421

Activity in the allowance for loan losses is shown below:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at beginning of period	$7,009	$4,584	$6,217	$3,836
Charge-offs	(139)	(585)	(917)	(992)
Recoveries	62	74	232	129
Net charge-offs	(77)	(511)	(685)	(863)
Provision for loan losses	1,200	1,500	2,600	2,600
Balance at end of period	$8,132	$5,573	$8,132	$5,573

A loan is considered impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Information with respect to loans that are considered to be impaired at September 30, 2010 and December 31, 2009 is as follows:
	At September 30, 2010		At December 31, 2009
	Balance	Specific reserve	Balance	Specific reserve
Recorded investment in impaired loans at period-end subject to a specific reserve for loan losses and corresponding specific reserve	$6,601	$1,391	$1,077	$528
Recorded investment in impaired loans at period-end requiring no specific reserve for loan losses	7,597		4,622
Recorded investment in impaired loans at period-end	$14,198		$5,699

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:
September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at End of Period
Securities available-for-sale
U.S. Treasury	$4,515	-	-	$4,515
U.S. Government agencies	-	$63,073	-	63,073
State and municipal securities	-	61,333	-	61,333
U.S. Government agencies and sponsored enterprises (GSEs) - residential
Mortgage-backed securities	-	72,976	-	72,976
Collateralized mortgage obligations (CMOs)	-	71,760	-	71,760
Other debt securities	-	529	$1,665	2,194
Equity securities	3,400	-	-	3,400
Total	$7,915	$269,671	$1,665	$279,251

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

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value:
	Balance at June 30	Total Unrealized Gains	Total Realized Losses	Purchases (Sales or Paydowns)	Balance at September 30
For the Three Months Ended September 30, 2010
Securities available-for-sale	$1,698	$173	$(51)	$(155)	$1,665

For the Three Months Ended September 30, 2009
Securities available-for-sale	$829	$1,203	$(753)	$5	$1,284

	Balance at December 31	Total Unrealized Gains or (Losses)	Total Realized Losses	Purchases (Sales or Paydowns)	Balance at September 30
For the Nine Months Ended September 30, 2010
Securities available-for-sale	$1,008	$1,090	$(277)	$(156)	$1,665

For the Nine Months Ended September 30, 2009
Securities available-for-sale	$1,963	$68	$(761)	$14	$1,284

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the period ended September 30, 2010. There were also no transfers in or out of level 3 for the nine months ended September 30, 2010 and 2009. There were $51,000 and $277,000 of losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three and nine-month periods ended September 30, 2010, respectively. The amount included in earnings for 2009 were $753,000 and $761,000 for the three and nine-month periods ended September 30.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

The Level 3 securities consist of eight collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (PreTSLs). The market for these securities at September 30, 2010 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:
•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2010;
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

The estimates for the conditional default rates (CDR) are based on the payment characteristics of the trust preferred securities themselves (e.g. current, deferred, or defaulted) as well as the financial condition of the trust preferred issuers in the pool. A near-term CDR for each issuer in the pool is estimated based on their financial condition using key financial ratios relating to the financial institution’s capitalization, asset quality, profitability and liquidity. In addition to the specific bank default assumptions, default rates are modeled to migrate to three times historic norms for 2011 and two times historic levels throughout 2012. In 2013 and beyond the CDR rate is calculated based upon individual issuers’ estimated CAMEL rating as projected by VERIBANC®.

The base loss severity assumption is 95%. The severity factor for near-term CDRs is vectored to reflect the relative expected performance of the institutions modeled to default, with lower forecasted severities used for the higher quality institutions. The long-term loss severity is modeled at 95%.

Prepayments are modeled to take into account the disruption in the asset-backed securities marketplace and the lack of new trust preferred issuances. For purposes of the cash flow analysis, relatively modest rates of prepayment were forecasted (ranging from 0-2%). In addition to the base prepayment assumption, due to the recent enactment of the Dodd-Frank financial legislation additional prepayment analysis was performed. First, all fixed rate trust preferred securities issued by banks with more than $15 billion in total assets at December 31, 2009 were identified. Next the holding companies’ approximate cost of long-term funding given their rating and marketplace interest rates were estimated. The following assumption was made; any holding company that could refinance for a cost savings of more than 2% will refinance and will do so on January 1, 2013, or January 1, 2015 for bank holding company subsidiaries of foreign banking organizations that have relied on Supervision and Regulation Letter SR-01-1.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

The internal rate of return is the pre-tax yield used to discount the best estimate of future cash flows after credit losses. The cash flows have been discounted using estimated market discount rates of 3 month LIBOR plus spreads ranging from 6.59% to 10.50%. The determination of appropriate market discount rates involved the consideration of the following:
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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at End of Period
September 30, 2010
Impaired loans, net	$-	$-	$5,210	$5,210
Mortgage servicing rights	-	-	497	497

December 31, 2009
Foreclosed assets	$-	$-	$67	$67
Mortgage servicing rights	-	-	519	519
Impaired loans	-	-	549	549

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at September 30, 2010 and December 31, 2009:

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

At September 30, 2010, the Company determined that no active market existed for pooled trust preferred securities with an amortized cost of $3,640,000 and an estimated fair value of $1,655,000. At December 31, 2009, the Company determined that no active market existed for pooled trust preferred securities with an amortized cost of $4,073,000 and an estimated fair value of $1,008,000.

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

Impaired Loans (generally carried at fair value): Impaired loans are loans, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value of impaired loans as of September 30, 2010 consists of loan balances of $6,601,000 less a valuation allowance of $1,391,000. The fair value of impaired loans as of December 31, 2009 consists of loan balances of $1,077,000 less a valuation allowance of $528,000.

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

Certain tranches of mortgage servicing rights, which are carried at lower of cost or fair value, were written down to fair value during the quarter. The ending valuation allowance is $13,000 at September 30, 2010.

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

The estimated fair values and carrying amounts of the Company’s financial instruments are summarized as follows:
	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and due from banks	$8,014	$8,014	$8,841	$8,841
Interest-bearing deposits in banks	4,052	4,052	22,158	22,158
Investment securities available-for-sale	279,251	279,251	256,862	256,862
Investment securities held-to-maturity	2,847	2,944	3,347	3,471
Restricted investment in bank stocks	2,291	2,291	2,291	2,291
Loans held-for-sale	968	999	534	537
Net loans	469,808	458,946	443,204	423,036
Mortgage servicing rights	497	551	519	637
Accrued interest receivable	2,968	2,968	2,848	2,848

Financial Liabilities
Deposits with no stated maturities	362,788	362,788	313,007	313,007
Deposits with stated maturities	311,459	314,110	321,096	323,437
Short-term borrowings	31,173	31,173	28,433	28,433
Long-term debt	20,311	21,955	35,000	36,559
Accrued interest payable	1,174	1,174	1,565	1,565

The estimated fair value of QNB’s off-balance sheet financial instruments is as follows:
	September 30, 2010		December 31, 2009
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Commitments to extend credit	$102,155	$-	$99,119	$-
Standby letters of credit	14,614	-	14,071	-

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

A summary of the Bank's financial instrument commitments is as follows:
	September 30, 2010	December 31, 2009
Commitments to extend credit and unused lines of credit	$102,155	$99,119
Standby letters of credit	14,614	14,071
	$116,769	$113,190

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2010 and December 31, 2009 for guarantees under standby letters of credit issued is not material.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. REGULATORY RESTRICTIONS (Continued)

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of September 30, 2010, that the Company and the Bank met capital adequacy requirements to which they were subject.

As of the most recent notification, the primary regulator of the Bank considered it to be “well capitalized” under the regulatory framework. There are no conditions or events since that notification that management believes have changed the classification. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the table below.

The Company and the Bank’s actual capital amounts and ratios are presented as follows:
	Capital Levels
	Actual		Adequately Capitalized		Well Capitalized
As of September 30, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated	$65,441	11.64%	$44,987	8.00%	N/A	N/A
Bank	61,586	11.02%	44,712	8.00%	$55,889	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	58,275	10.36%	22,493	4.00%	N/A	N/A
Bank	54,586	9.77%	22,356	4.00%	33,534	6.00%

Tier I Capital (to Average Assets)
Consolidated	58,275	7.43%	31,380	4.00%	N/A	N/A
Bank	54,586	6.99%	31,243	4.00%	39,054	5.00%

	Capital Levels
	Actual		Adequately Capitalized		Well Capitalized
As of December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated	$61,168	11.51%	$42,504	8.00%	N/A	N/A
Bank	57,436	10.89%	42,212	8.00%	$52,765	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	54,703	10.30%	21,252	4.00%	N/A	N/A
Bank	51,219	9.71%	21,106	4.00%	31,659	6.00%

Tier I Capital (to Average Assets)
Consolidated	54,703	7.34%	29,822	4.00%	N/A	N/A
Bank	51,219	6.90%	29,679	4.00%	37,099	5.00%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, and including the risk factors identified in Item 1A of QNB’s 2009 Form 10-K, could affect the future financial results of the Company and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:
•	Volatility in interest rates and shape of the yield curve;
•	Credit risk;
•	Liquidity risk;
•	Operating, legal and regulatory risks including new laws passed;
•	Economic, political and competitive forces affecting the Company’s line of business;
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

During the third quarter of 2010 and 2009 QNB recorded credit related other-than-temporary impairment charges of $51,000 and $753,000 on its holdings of pooled trust preferred securities. For the nine month period ended September 30, 2010, the Company recorded $277,000 credit related of other-than-temporary charges on its trust preferred securities. For the same period in 2009, the Company recorded $1,276,000 of credit related other-than-temporary impairment charges: $761,000 related to trust preferred securities and $515,000 related to losses in the equity securities portfolio.

Impairment of Restricted Investment in Bank Stocks
Restricted bank stock is comprised of restricted stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and the Atlantic Central Bankers Bank. Federal law requires a member institution of the FHLB to hold stock of its district bank according to a predetermined formula.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock to preserve capital. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the restricted stock as of September 30, 2010.

On October 28, 2010, the FHLB announced their decision to have a limited excess capital stock repurchase. QNB received $114,000 on October 29, 2010.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (Continued)

Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio. QNB’s lending and credit administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the ability to repay debt or the value of pledged collateral. A loan classification and review system exists that identifies those loans with a higher than normal risk of uncollectibility. Each commercial loan is assigned a grade based upon an assessment of the borrower’s financial capacity to service the debt and the presence and value of collateral for the loan. An independent loan review group tests risk assessments and evaluates the adequacy of the allowance for loan losses. Management meets monthly, or more often as required, to review the credit quality of the loan portfolio and quarterly to review the allowance for loan losses.

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

Stock-Based Compensation
QNB sponsors stock-based compensation plans, administered by a board committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with Accounting Standards Codification (ASC) 718, Compensation-Stock Compensation. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimates the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - OVERVIEW

QNB earns its net income primarily through its subsidiary, the Bank. Net interest income, or the spread between the interest, dividends and fees earned on loans and investment securities and the expense incurred on deposits and other interest-bearing liabilities, is the primary source of operating income for QNB. QNB seeks to achieve sustainable and consistent earnings growth while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk to levels approved by the Board of Directors. Due to its limited geographic area, comprised principally of upper Bucks, southern Lehigh and northern Montgomery counties, growth is pursued through expansion of existing customer relationships and building new relationships by stressing a consistently high level of service at all points of contact.

QNB reported net income for the third quarter of 2010 of $1,618,000, or $0.52 per share on a diluted basis. This compares to $671,000, or $0.22 per share on a diluted basis, for the same period in 2009. For the nine-month period ended September 30, 2010, QNB reported record net income of $5,407,000, or $1.74 per share on a diluted basis. This compares to net income of $2,992,000, or $0.96 per share on a diluted basis, for the nine-month period ended September 30, 2009. Net income expressed as an annualized rate of return on average shareholders’ equity was 12.69% for the nine-month period ended September 30, 2010 compared with 7.32% for the same period in 2009.

Earnings for the third quarter of 2010 compared with the third quarter of 2009 reflect higher net interest income, resulting from a widening of the net interest margin and strong growth in loans and deposits, a reduction in the provision for loan losses and lower other-than temporary impairment (OTTI) charges on investment securities.

The positive trend of increasing net interest income and net interest margin reported earlier in 2010 continued in the third quarter. Net interest income increased $1,114,000, or 20.2%, to $6,641,000 for the third quarter of 2010 compared to the third quarter of 2009. Net interest income for the third quarter of 2010 also reflects an improvement of $206,000, or 3.2%, compared to the second quarter of 2010. The net interest margin increased to 3.75% for the third quarter of 2010 compared to 3.38% for the third quarter of 2009 and 3.74% for the second quarter of 2010.

The improvement in net interest income and the net interest margin compared with the third quarter of 2009 primarily resulted from the impact of lower deposit costs partially offset by lower yields on investment securities. The interest rate paid on interest-bearing deposits declined by 74 basis points to 1.39% for the third quarter of 2010 compared to the third quarter of 2009. The decline in the rate paid on deposits largely resulted from the repricing of time deposits at lower market rates. The average rate paid on time deposits declined 108 basis points from 3.07% for the third quarter of 2009 to 1.99% for the third quarter of 2010. In comparison, the average rate earned on investment securities declined from 4.52% for the third quarter of 2009 to 3.94% for the third quarter of 2010, a decline of 58 basis points. Negatively impacting net interest income and the net interest margin in the third quarter of 2009 was the reversal of $100,000 of interest income on pooled trust preferred securities placed on non-accrual status partially offset by the recognition of a $29,000 prepayment penalty on a commercial loan. Excluding these two items the net interest margin would have been 3.42% in the third quarter of 2009.

QNB took advantage of disruptions in its local banking market to obtain growth in both loans and deposits. Average earning assets grew by $55,248,000, or 7.9%, with average loans increasing 8.7% and average investment securities increasing 3.9% when comparing the third quarter of 2010 to the same period in 2009. The growth in loans was mainly related to real estate secured commercial loans and to a lesser degree commercial and industrial loans and tax-exempt loans. On the funding side, average deposits increased $61,096,000, or 10.0%, with average transaction accounts increasing 26.5%, or $74,413,000. The growth in transaction accounts is largely due to the success of QNB’s newest high-rate deposit product, Online eSavings. The Online eSavings account was introduced in the second quarter of 2009 and continues to experience significant growth. This product had balances totaling $52,661,000 as of September 30, 2010 compared to $42,253,000 at June 30, 2010 and $5,540,000 at September 30, 2009.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

Net interest income increased $3,172,000, or 19.9%, to $19,100,000 comparing the first nine months of 2010 and 2009. Over the 2010 time period, average loans and investment securities increased 9.5% and 7.4%, respectively, and average total deposits increased 12.5%. The net interest margin for the first nine months of 2010 was 3.71% compared to 3.42% for the first nine months of 2009, with lower deposit costs being the primary factor in the improvement.

As a result of loan growth, increases in non-performing, delinquent and classified loans and continued concerns related to current economic conditions, QNB continues to closely monitor the quality of its loan portfolio and has increased the allowance for loan losses to reflect these conditions. QNB recorded a provision for loan losses of $1,200,000 in the third quarter of 2010 and $2,600,000 for the first nine months of 2010. This compares to a provision of $1,500,000 for the third quarter of 2009 and $2,600,000 for the first nine months of 2009. The 2010 third quarter provision also represents an increase of $500,000 from the amount recorded in the second quarter of 2010. Net loan charge-offs were $77,000 for the quarter ended September 30, 2010 and $685,000 for the first nine months of 2010 compared with $511,000 for the third quarter of 2009 and $863,000 for the first nine months of 2009. QNB’s allowance for loan losses of $8,132,000 represents 1.70% of total loans at September 30, 2010 compared to an allowance for loan losses of $5,573,000, or 1.27% of total loans at September 30, 2009.

Total non-performing loans, which represent loans on non-accrual status, loans past due more than 90 days and still accruing interest, and restructured loans were $9,908,000, or 2.07% of total loans, at September 30, 2010, compared to $5,199,000, or 1.19% of total loans, at September 30, 2009. Total delinquent loans, which include loans that are thirty days or more past due and non-accrual loans, increased to 2.93% of total loans at September 30, 2010, compared with 1.93% of total loans at September 30, 2009.

Total non-interest income was $1,004,000 for the third quarter of 2010, an increase of $490,000 compared with the same period in 2009. Lower credit related OTTI charges on the Bank’s holdings of pooled trust preferred securities contributed to the improvement in non-interest income. During the third quarter of 2010 credit related OTTI charges were $51,000 compared to credit related OTTI charges of $753,000 for the corresponding quarter of 2009. These OTTI charges were partially offset by gains on the sale of securities of $4,000 and $103,000 for the third quarters of 2010 and 2009, respectively.

Fees for services to customers decreased $78,000 when comparing the third quarter of 2010 to the same 2009 quarter. The decrease was primarily caused by lower overdraft charges as a result of the implementation of new rules under Regulation E and a reduction in the per item fee charged to customers. ATM and debit card income increased $54,000 while gains on the sale of residential mortgages decreased $51,000 comparing these same periods.

Total non-interest income for the nine month periods ended September 30, 2010 and 2009 was $3,163,000 and $2,314,000, respectively. Non-interest income for the first nine months of 2010, excluding net investment securities gains of $22,000 and net gains on the sale of residential mortgages of $298,000, totaled $2,843,000 compared to $2,710,000 for the first nine months of 2009, excluding net investment securities losses of $930,000 and net gains on the sale of residential mortgages of $534,000. Net securities gains for 2010 include credit related OTTI charges of $277,000 on pooled trust preferred securities and net gains of $299,000 on the sale of investments, primarily equity securities. The net securities losses for 2009 include OTTI charges of $1,276,000; a $761,000 charge related to OTTI on the Company’s holdings of pooled trust preferred securities and a $515,000 OTTI charge in the carrying value of holdings in the equity investment portfolio. These charges were partially offset by realized gains in 2009 of $346,000 on the sale of equity securities and several higher-yielding corporate bonds sold to reduce credit risk in the portfolio.

A slowdown in residential mortgage activity for the first nine months of 2010 resulted in gains on sales of residential mortgage loans decreasing $236,000 to $298,000 and also had a negative impact on the income derived from QNB’s investment in a title company which decreased $34,000. Increases in ATM and debit card income contributed $155,000 in additional non-interest income when comparing the nine-month periods and helped offset the impact of Regulation E changes on service charge income which declined $85,000 over the same time period. Losses on the sale of other real estate owned and repossessed assets decreased $111,000 when comparing the nine-month periods.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

Total non-interest expense was $4,478,000 for the third quarter of 2010, an increase of $552,000 compared with the third quarter of 2009. Salary and benefit expense increased $294,000 and was the largest contributing factor to the increase in non-interest expense. This increase is primarily attributable to $130,000 of severance related expenses for two former officers of the Bank and an incentive compensation accrual of $109,000. Net occupancy expenses increased $62,000, or 19.1%, when comparing the third quarter of 2010 to 2009. The majority of the increase relates to lease expense for the land where the permanent Wescosville branch was built. This branch opened in October 2010. Marketing expense increased $30,000 primarily related to several large community event sponsorships. Increases in accounting and auditing, consulting and third-party information technology services were the primary contributors to the $45,000 increase related to third-party services. FDIC insurance premium expense increased $33,000, to $268,000, comparing the third quarter of 2010 to 2009. Significant growth in deposits combined with a slightly higher assessment rate were the underlying factors in the increase in the premiums.

Total non-interest expense was $12,837,000 for the nine month period ended September 30, 2010. This represents an increase of $598,000 from the same period in 2009. Contributing to the variance was an increase in salary and employee benefit expense of $442,000 resulting from both merit increases and the items noted above. In addition, higher net occupancy costs of $103,000 and higher third-party service costs of $111,000 were partially offset by lower FDIC premiums of $188,000. The higher FDIC expense in 2009 was a result of a special assessment levied on all insured institutions by the FDIC during the second quarter of 2009. The special assessment contributed $332,000 of the total premium in 2009. As noted above significant growth in deposits offset some of the impact of not having a special assessment in 2010. Also contributing to the increase in non-interest expense were higher costs related to loan collection, foreclosure and repossession.

These items noted in the foregoing overview, as well as others, will be discussed and analyzed more thoroughly in the next sections.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

Three Months Ended	September 30, 2010			September 30, 2009
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$-	-	$-	$-	-	$-
Investment securities:
U.S. Treasury	4,968	0.56%	7	5,067	1.49%	19
U.S. Government agencies	51,819	2.69%	349	52,686	3.67%	483
State and municipal	60,807	6.17%	937	53,033	6.53%	866
Mortgage-backed and CMOs	137,150	3.65%	1,251	129,780	4.70%	1,525
Other debt securities	4,290	1.45%	16	5,577	-4.78%	(67)
Money market mutual funds	-	-	-	3,174	0.40%	3
Equities	3,126	3.21%	25	3,115	3.15%	25
Total investment securities	262,160	3.94%	2,585	252,432	4.52%	2,854
Loans:
Commercial real estate	257,567	5.95%	3,861	229,153	6.14%	3,546
Residential real estate	24,293	5.87%	356	25,447	5.96%	379
Home equity loans	59,688	4.97%	748	63,853	5.11%	822
Commercial and industrial	84,212	5.29%	1,122	75,407	5.17%	982
Indirect lease financing	13,851	9.18%	318	14,557	8.48%	308
Consumer loans	2,954	15.22%	113	3,873	11.12%	108
Tax-exempt loans	32,338	6.12%	499	24,636	5.92%	368
Total loans, net of unearned income*	474,903	5.86%	7,017	436,926	5.91%	6,513
Other earning assets	17,475	0.23%	10	9,932	0.20%	5
Total earning assets	754,538	5.05%	9,612	699,290	5.32%	9,372
Cash and due from banks	11,088			10,180
Allowance for loan losses	(7,270)			(4,774)
Other assets	26,144			22,456
Total assets	$784,500			$727,152

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$82,981	0.66%	138	$70,581	0.59%	105
Municipals	43,436	0.94%	104	39,177	1.06%	105
Money market	73,021	0.70%	128	66,267	1.10%	184
Savings	99,376	0.79%	197	51,375	0.34%	44
Time	209,417	1.96%	1,033	218,934	3.05%	1,684
Time of $100,000 or more	104,930	2.07%	548	108,730	3.11%	851
Total interest-bearing deposits	613,161	1.39%	2,148	555,064	2.13%	2,973
Short-term borrowings	32,950	1.01%	84	23,063	1.10%	64
Long-term debt	20,105	4.75%	244	35,000	4.27%	382
Total interest-bearing liabilities	666,216	1.47%	2,476	613,127	2.21%	3,419
Non-interest-bearing deposits	56,595			53,596
Other liabilities	3,362			5,399
Shareholders' equity	58,327			55,030
Total liabilities and
shareholders' equity	$784,500			$727,152
Net interest rate spread		3.58%			3.11%
Margin/net interest income		3.75%	$7,136		3.38%	$5,953

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.
Non-accrual loans and investment securities are included in earning assets.
* Includes loans held-for-sale

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

Nine Months Ended	September 30, 2010			September 30, 2009
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$-	-	$-	$1,326	0.15%	$2
Investment securities:
U.S. Treasury	5,001	0.57%	21	5,057	1.56%	59
U.S. Government agencies	56,431	3.14%	1,329	45,138	4.20%	1,421
State and municipal	57,942	6.26%	2,718	49,795	6.53%	2,439
Mortgage-backed and CMOs	130,901	3.95%	3,880	125,789	5.02%	4,734
Other debt securities	4,388	1.27%	42	6,203	1.47%	68
Money market mutual funds	-	-	-	4,628	0.68%	23
Equities	2,981	3.57%	80	3,245	3.14%	76
Total investment securities	257,644	4.18%	8,070	239,855	4.90%	8,820
Loans:
Commercial real estate	249,497	5.95%	11,108	216,054	6.19%	9,996
Residential real estate	24,534	5.80%	1,067	24,795	5.97%	1,110
Home equity loans	60,610	5.06%	2,295	65,500	5.16%	2,527
Commercial and industrial	82,039	5.23%	3,211	73,887	5.07%	2,804
Indirect lease financing	13,916	8.92%	931	14,811	8.65%	961
Consumer loans	3,272	13.74%	336	4,030	10.52%	317
Tax-exempt loans	30,242	5.98%	1,353	24,934	5.98%	1,114
Total loans, net of unearned income*	464,110	5.85%	20,301	424,011	5.94%	18,829
Other earning assets	16,874	0.23%	29	6,013	0.17%	8
Total earning assets	738,628	5.14%	28,400	671,205	5.51%	27,659
Cash and due from banks	10,108			9,813
Allowance for loan losses	(6,743)			(4,364)
Other assets	25,997			22,189
Total assets	$767,990			$698,843

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$83,576	0.68%	428	$68,346	0.53%	273
Municipals	37,186	1.01%	281	31,236	1.13%	264
Money market	74,270	0.82%	455	57,132	1.23%	525
Savings	87,792	0.79%	518	48,502	0.28%	103
Time	213,159	2.15%	3,427	218,718	3.27%	5,352
Time of $100,000 or more	105,780	2.24%	1,771	107,700	3.33%	2,681
Total interest-bearing deposits	601,763	1.53%	6,880	531,634	2.31%	9,198
Short-term borrowings	27,319	1.00%	204	19,615	1.18%	173
Long-term debt	22,673	4.71%	810	35,000	4.26%	1,132
Total interest-bearing liabilities	651,755	1.62%	7,894	586,249	2.40%	10,503
Non-interest-bearing deposits	55,874			53,109
Other liabilities	3,395			4,858
Shareholders' equity	56,966			54,627
Total liabilities and shareholders' equity	$767,990			$698,843
Net interest rate spread		3.52%			3.11%
Margin/net interest income		3.71%	$20,506		3.42%	$17,156

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

	Three Months Ended			Nine Months Ended
	September 30, 2010 compared			September 30, 2010 compared
	to September 30, 2009			to September 30, 2009
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Federal funds sold	$-	$-	$-	$(2)	$(2)	$-
Investment securities:
U.S. Treasury	(12)	-	(12)	(38)	(1)	(37)
U.S. Government agencies	(134)	(8)	(126)	(92)	355	(447)
State and municipal	71	127	(56)	279	398	(119)
Mortgage-backed and CMOs	(274)	86	(360)	(854)	193	(1,047)
Other debt securities	83	16	67	(26)	(20)	(6)
Money market mutual funds	(3)	(3)	-	(23)	(23)	-
Equities	-	-	-	4	(6)	10
Loans:
Commercial real estate	315	439	(124)	1,112	1,546	(434)
Residential real estate	(23)	(17)	(6)	(43)	(11)	(32)
Home equity loans	(74)	(53)	(21)	(232)	(188)	(44)
Commercial and industrial	140	115	25	407	309	98
Indirect lease financing	10	(14)	24	(30)	(58)	28
Consumer loans	5	(26)	31	19	(60)	79
Tax-exempt loans	131	115	16	239	238	1
Other earning assets	5	4	1	21	14	7
Total interest income	240	781	(541)	741	2,684	(1,943)
Interest expense:
Interest-bearing demand	33	18	15	155	62	93
Municipals	(1)	12	(13)	17	50	(33)
Money market	(56)	18	(74)	(70)	157	(227)
Savings	153	41	112	415	83	332
Time	(651)	(73)	(578)	(1,925)	(135)	(1,790)
Time of $100,000 or more	(303)	(29)	(274)	(910)	(48)	(862)
Short-term borrowings	20	28	(8)	31	69	(38)
Long-term debt	(138)	(163)	25	(322)	(399)	77
Total interest expense	(943)	(148)	(795)	(2,609)	(161)	(2,448)
Net interest income	$1,183	$929	$254	$3,350	$2,845	$505

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three and nine-month periods ended September 30, 2010 and 2009.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Total interest income	$9,117	$8,946	$26,994	$26,431
Total interest expense	2,476	3,419	7,894	10,503
Net interest income	6,641	5,527	19,100	15,928
Tax-equivalent adjustment	495	426	1,406	1,228
Net interest income (fully taxable-equivalent)	$7,136	$5,953	$20,506	$17,156

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

For purposes of this discussion, interest income and the average yield earned on loans and investment securities are adjusted to a tax-equivalent basis as detailed in the tables that appear on pages 35 through 36. This adjustment to interest income is made for analysis purposes only. Interest income is increased by the amount of savings of Federal income taxes, which QNB realizes by investing in certain tax-exempt state and municipal securities and by making loans to certain tax-exempt organizations. In this way, the ultimate economic impact of earnings from various assets can be more easily compared.

The net interest rate spread is the difference between average rates received on earning assets and average rates paid on interest-bearing liabilities, while the net interest rate margin, which includes interest-free sources of funds, is net interest income expressed as a percentage of average interest-earning assets.

Quarter to Quarter Comparison

Net interest income increased $1,114,000, or 20.2%, to $6,641,000 for the third quarter of 2010 compared to the third quarter of 2009. Net interest income for the third quarter of 2010 also reflects an improvement of $206,000, or 3.2% when compared with the second quarter of 2010 and $617,000, or 10.2% when compared to the first quarter of 2010. On a tax-equivalent basis, net interest income increased $1,183,000, or 19.9%, from $5,953,000 for the three months ended September 30, 2009 to $7,136,000 for the same period ended September 30, 2010.

Several factors contributed to the significant increase in net interest income. Strong growth in deposits and the deployment of these deposits into commercial loans contributed to the growth in tax-equivalent interest income of $240,000, or 2.6%. Total average deposits increased $61,096,000, or 10.0%, to $669,756,000 when comparing the three months ended September 30, 2010 and September 30, 2009. Over this same time period total average loans increased $37,977,000, or 8.7%, and total average investment securities increased $9,728,000, or 3.9%. An even more significant factor in the increase in net interest income was the decrease in interest expense resulting from a change in the mix of deposit types, the pricing of new and reinvested time deposits and money market accounts at lower market rates and a reduction in higher cost long-term debt. Interest expense declined by $943,000, or 27.6%, when comparing the two quarters. As a result of these factors the net interest margin improved to 3.75% for the third quarter of 2010 compared to 3.38% for the third quarter of 2009.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

While the economy has shown signs of improvement, issues in the residential and commercial real estate markets persist as do high levels of unemployment and extremely low levels of inflation. As a result of these factors, as well as actions by the Federal Reserve, both actual and anticipated, interest rates on Treasury securities declined further during the third quarter of 2010 and are at historically low levels. These low levels of interest rates have been in place since 2008 and have resulted in lower yields earned on both loans and investment securities as well as lower rates paid on deposits and borrowed funds.

The yield on earning assets on a tax-equivalent basis decreased 27 basis points from 5.32% for the third quarter of 2009 to 5.05% for the third quarter of 2010. The yield of 5.05% for the third quarter of 2010 represents a decrease of 11 basis points from the 5.16% reported for the second quarter of 2010. The yield on earning assets has held up fairly well as a result of the ability to grow loans at reasonable returns. This has been able to somewhat offset the decline in the yield on the investment portfolio which has seen a significant amount of higher yielding securities get called or prepaid and reinvested at much lower rates.

In comparison, the rate paid on interest-bearing liabilities decreased 74 basis points from 2.21% for the third quarter of 2009 to 1.47% for the third quarter of 2010 and decreased 14 basis points when compared to 1.61% reported in the second quarter of 2010.

Interest income on investment securities decreased $269,000 when comparing the two quarters as the increase in average balances could only partially offset the 58 basis point decline in the average yield of the portfolio. The average yield on the investment portfolio was 3.94% for the third quarter of 2010 compared with 4.52% for the third quarter of 2009. Impacting interest income and the yield on the investment portfolio in 2009 was the reversal of $100,000 in interest on trust preferred securities placed on nonaccrual. Excluding this reversal the yield on the portfolio would have been 4.68% for the third quarter of 2009. As noted above, the decline in the yield on the investment portfolio is primarily the result of the extended period of low interest rates which has resulted in an increase in cash flow from the investment portfolio as prepayments speeds on mortgage-backed securities and CMOs ramped-up as did the amount of calls of agency and municipal securities. The reinvestment of these funds were generally in securities that had lower yields than what they replaced. The growth in the investment portfolio was primarily in high quality U.S. Government agency issued mortgage-backed and CMO securities as well as in tax-exempt State and municipal bonds. Income on Government agency securities decreased $134,000, as the yield declined 98 basis points from 3.67% for third quarter of 2009 to 2.69% for the same period in 2010. Most of the bonds in the agency portfolio have call features ranging from three months to five years, many of which were exercised as a result of the low interest rate environment. The proceeds from these called bonds were reinvested in securities with significantly lower yields. Interest income on mortgage-backed securities and CMOs decreased $274,000 with lower yields being the primary factor. The yield on the mortgage-backed portfolio decreased 105 basis points from 4.70% to 3.65% when comparing the third quarter of 2009 and 2010. This was partially offset by the 5.7% increase in average balances. Interest on tax-exempt municipal securities increased $71,000 with higher balances accounting for $127,000 of additional income. Municipal bonds yields did not decline to the same degree as yields on other types of securities. As a result QNB expanded its purchase of municipal bonds, with average balances increasing $7,774,000 or 14.7% to $60,807,000 for the third quarter of 2010. The yield on the state and municipal portfolio decreased from 6.53% for the third quarter of 2009 to 6.17% for the third quarter of 2010.

The other debt securities portfolio is currently comprised primarily of pooled trust preferred securities, most of which are on nonaccrual status. As mentioned earlier, $100,000 of interest on these securities was reversed when they were placed on nonaccrual in the third quarter of 2009. This resulted in negative interest income of $67,000 for the third quarter of 2009 compared with $16,000 in the third quarter of 2010.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

With the issues in the economy and indications that the Federal Reserve Open Market Committee will continue to keep its target rate at between 0.0% and 0.25% for an extended period of time and will begin a second round of treasury purchases known as quantitative easing, treasury yields have fallen even further with the 10 year rate declining below 2.5%. When combined with spread tightening on agency bonds, mortgage securities and municipal securities, yields on investment securities are anemic. As a result the yield on the total investment portfolio is anticipated to continue to decline as cash flow from the portfolio, as well as excess liquidity, is reinvested at current market rates which are significantly below the projected portfolio yield at September 30, 2010 of 3.86%.

Income on loans increased $504,000 to $7,017,000 when comparing the third quarters of 2010 and 2009 as the impact of declining interest rates was offset by the growth in the portfolio. Average loans increased $37,977,000, or 8.7%, and this volume increase contributed an additional $559,000 in interest income. The yield on loans decreased only five basis points, to 5.86% when comparing the same periods, resulting in a reduction in interest income of $55,000. The yield on loans increased by two basis points when comparing the third quarter of 2010 to the second quarter of 2010. Reducing the impact of the decline in interest rates on loan yields is the structure of the loan portfolio, which has a significant portion of fixed-rate and adjustable-rate loans with fixed-rate terms for three to ten years. Also helping to stabilize the yield was the implementation of interest rate floors on some variable rate commercial loans and home equity lines of credit. The rate earned on loans has not fallen to the degree that the rate earned on investment securities, which are more closely tied to the treasury yield curve.

Most of the growth in the loan portfolio, both in terms of balances and interest income, was in the category of commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on these loans increased $315,000, with average balances increasing $28,414,000, or 12.4%, to $257,567,000, for the three months ended September 30, 2010. The yield on commercial real estate loans was 5.95% for the third quarter of 2010, a decline of 19 basis points from the 6.14% reported for the third quarter of 2009. Interest on commercial and industrial loans, the second largest category, increased $140,000 with a positive impact from both the growth in balances and the increase in the yield. Average commercial and industrial loans increased $8,805,000, or 11.7%, to $84,212,000 for the third quarter of 2010, contributing an additional $115,000 in interest income. The average yield on these loans increased 12 basis points to 5.29% resulting in an increase in income of $25,000. The implementation of interest rate floors on loans in this category, primarily lines of credit indexed to the prime rate, was a major factor in the improvement in the yield.

Another strong growth area has been loans to tax-exempt municipalities and organizations. This category of loans increased $7,702,000, or 31.3% when comparing the averages for the three months ended September 30, 2010 and 2009. This growth in balances along with an increase in the yield on the portfolio from 5.92% for the third quarter of 2009 to 6.12% for the third quarter of 2010 resulted in an increase in interest income of $131,000.

Income on home equity loans declined by $74,000 when comparing the third quarter of 2010 and 2009. Over this same time period average home equity loans decreased $4,165,000, or 6.5%, to $59,688,000, while the yield on the home equity portfolio decreased 14 basis points to 4.97%. The demand for home equity loans has declined as home values have fallen preventing some homeowners from having equity in their homes to borrow against while others have taken advantage of the low interest rates on mortgages and refinanced their home equity loans into a new mortgage. Included in the home equity portfolio are floating rate home equity lines tied to the prime lending rate. The average balance of these loans increased by $2,488,000, or 10.9%, to $25,348,000 for the third quarter of 2010. In contrast, average fixed rate home equity loans declined by $6,653,000, or 16.2%, to $34,340,000. Customers who are opening home equity loans are choosing the floating rate option indexed to prime even with a rate floor because the rate is currently significantly lower than a fixed rate home equity loan. In an attempt to boost demand, QNB has been offering an attractive fixed rate home equity loan promotion. This promotion which began during the second quarter of 2010 has had limited success, an indication of lack of demand by consumers.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Income on other earning assets is comprised of interest on deposits in correspondent banks, primarily the Federal Reserve Bank and dividends on restricted investments in bank stocks, primarily the Federal Home Loan Bank of Pittsburgh (FHLB). Income on other earning assets increased from $5,000 for the third quarter of 2009 to $10,000 for the third quarter of 2010. Beginning in December 2008, the Fed began paying 0.25% on balances in excess of required reserves. With this rate being above what could be earned on selling Federal funds or investing in AAA rated money market mutual funds excess liquidity was housed at the Fed. The average balance held at the Federal Reserve Bank was $15,157,000 for the three months ended September 30, 2010 compared with $7,520,000 for the third quarter of 2009. In December 2008, the FHLB notified member banks that it was suspending dividend payments to preserve capital. There was no dividend income from the FHLB in either the third quarter of 2010 or 2009.

For the most part, earning assets are funded by deposits, which increased on average by $61,096,000, or 10.0%, to $669,756,000, when comparing the third quarters of 2010 and 2009. It appears that customers continue to seek the safety of FDIC insured deposits and the stability of a strong local community bank as opposed to the volatility of the equity markets and the uncertainty of the larger regional and national banks. On October 3, 2008, in response to the ongoing economic crisis affecting the financial services industry, the Emergency Economic Stabilization Act of 2008 was enacted which temporarily raised the basic limit on FDIC coverage from $100,000 to $250,000 per depositor until December 31, 2009. However, legislation was passed during the second quarter of 2009 that extended the higher coverage through December 31, 2013. The recently enacted Dodd-Frank Act made the $250,000 coverage permanent. In addition, on October 13, 2008, the FDIC established a program under which the FDIC will fully guarantee all non-interest bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”). On August 26, 2009 the FDIC amended the program to extend the date six months until June 30, 2010 to those institutions that do not opt out of participating. On April 19, 2010 the program was extended again until December 31, 2010. QNB is participating in the Transaction Account Guarantee Program. To participate in this program QNB pays a fee of 15 basis points. These programs likely contributed to the growth in deposits.

While total income on earning assets on a tax-equivalent basis increased $240,000 when comparing the third quarter of 2010 to the third quarter of 2009, total interest expense declined $943,000. Interest expense on total deposits decreased $825,000 while interest expense on borrowed funds decreased $118,000 when comparing the two quarters. The rate paid on interest-bearing liabilities decreased 74 basis points from 2.21% for the third quarter of 2009 to 1.47% for the third quarter of 2010. During this same period, the rate paid on interest-bearing deposits also decreased 74 basis points from 2.13% to 1.39%.

All categories of average deposits, except for time deposits, increased when comparing the third quarter of 2010 to the same period in 2009. Unlike prior years the growth was not centered in time deposits but in interest-bearing demand, money market and savings deposits, accounts with greater liquidity. Average interest-bearing demand accounts increased $12,400,000, or 17.6%, to $82,981,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. It does however represent a slight decrease in average balances from the $85,940,000 reported in the second quarter of 2010. Interest expense on interest-bearing demand accounts increased from $105,000 for the third quarter of 2009 to $138,000 for the third quarter of 2010 while the average rate paid increased from 0.59% to 0.66%. The increase in the average rate paid reflects a change in the mix of accounts included in interest-bearing demand accounts. Included in this category is QNB-Rewards checking, a high rate checking account. For the third quarter of 2009 the product paid a yield of 3.25% on balances up to $25,000. This yield was reduced on February 10, 2010 to 2.75% and again on August 18, 2010 to 2.05% In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post per statement cycle. For the third quarter of 2010, the average balance in the product was $27,024,000 and the related interest expense was $131,000 for an average yield of 1.92%. This lower rate reflects the lower rate paid on accounts that do not meet the qualifications or on balances in excess of $25,000 which paid 1.01% until August 18, 2010 and 0.75% after. In comparison the average balance for the third quarter of 2009 was $15,102,000 with a related interest expense of $98,000 and an average rate paid of 2.56%. Even with the drop in the rate paid, it is anticipated that this product will continue to result in the movement of balances from lower yielding deposit accounts to this product, but will also result in obtaining new customers and additional deposits of existing customers. This product also generates fee income through the use of the check card.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Average money market accounts increased $6,754,000, or 10.2%, to $73,021,000 for the third quarter of 2010 compared with the third quarter of 2009. Despite the significant increase in balances, interest expense on money market accounts decreased $56,000 to $128,000 for the third quarter of 2010 compared to the third quarter of 2009. The average interest rate paid on money market accounts was 1.10% for the third quarter of 2009 and 0.70% for the third quarter of 2010, a decline of 40 basis points. Included in total money market balances is the Select money market account, a higher yielding money market product that pays a tiered rate based on account balances. With the sharp decline in short-term interest rates, the rates paid on the Select money market account have declined as well.

During the second quarter of 2009, QNB introduced an online only eSavings account to compete with other online savings accounts. This product was introduced at a yield of 1.85% and has been extremely successful having grown to $52,661,000 at September 30, 2010. The eSavings yield was reduced to 1.60% on March 17, 2010 and to 1.30% on August 6, 2010. The average balance of this product was $48,355,000 for the third quarter of 2010 compared with $3,083,000 for the third quarter of 2009 and contributed to the $48,001,000, or 93.4%, increase in total average savings accounts when comparing the two quarters. Average statement savings accounts also increased $3,002,000, or 6.4%, when comparing the same periods. As a result of the eSavings product the average rate paid on savings accounts increased 45 basis points from 0.34% for the third quarter of 2009 to 0.79% for the third quarter of 2010. The growth in balances appears to reflect the desire for safety, liquidity and a rate better than short-term time deposits.

The repricing of time deposits at lower rates over the past year has had the greatest impact on total interest expense when comparing the two quarters. Total interest expense on time deposits decreased $954,000, or 37.6%, to $1,581,000 for the third quarter of 2010. Average total time deposits decreased by $13,317,000, or 4.1%, to $314,347,000 for the third quarter of 2010. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. Over the course of 2009 and the first nine months of 2010 a significant amount of time deposits have repriced lower as rates have declined. The average rate paid on time deposits decreased from 3.07% to 1.99% when comparing the third quarter of 2009 to the same period in 2010.

Approximately $223,918,000, or 71.9%, of time deposits at September 30, 2010 will reprice or mature over the next 12 months. The average rate paid on these time deposits is approximately 1.90%. During the fourth quarter of 2010 approximately $35,539,000 of time deposits yielding 1.91% will mature. Given the short-term nature of QNB’s time deposit portfolio and the current rates being offered, it is likely that the average rate paid on time deposits should decline slightly through the remainder of 2010 as higher costing time deposits are repriced lower.

Short-term borrowings are primarily comprised of sweep accounts structured as repurchase agreements with our commercial customers. Interest expense on short-term borrowings increased by $20,000 to $84,000 when comparing the two quarters. During this period average balances increased $9,887,000, or 42.9% to $32,950,000 while the average rate paid declined from 1.10% to 1.01%.

Contributing to the decrease in total interest expense was a reduction in interest expense on long-term debt of $138,000. In January 2010, $10,000,000 in FHLB advances at a rate of 2.97% matured and were repaid. In addition, in April 2010 another $5,000,000 of debt at a rate of 4.90% matured and was repaid resulting in the reduction in expense. Since the average rate paid on the debt that was repaid was lower than the remaining debt the average rate paid increased from 4.27% for the third quarter of 2009 to 4.75% for the third quarter of 2010.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Nine Month Comparison

For the nine-month period ended September 30, 2010, tax-equivalent net interest income increased $3,350,000, or 19.5%. Average earning assets increased $67,423,000, or 10.0%, to $738,628,000 with average loans and investment securities increasing 9.5% and 7.4%, respectively. Average total deposits increased $72,894,000, or 12.5%, to $657,637,000 for the nine month period ended September 30, 2010 compared to the same period in 2009. The net interest margin on a tax-equivalent basis was 3.71% for the nine-month period ended September 30, 2010 compared with 3.42% for the same period in 2009.

Total interest income on a tax-equivalent basis increased $741,000, from $27,659,000 to $28,400,000, when comparing the nine-month periods ended September 30, 2009 and September 30, 2010 as the additional interest income generated from the growth in earning assets offset the impact of declining yields on those assets. Interest income increased $2,684,000 as a result of volume increases but declined $1,943,000 as a result of lower yields. Average loans increased $40,099,000 to $464,110,000, with average commercial real estate loans increasing $33,443,000, or 15.5%, average commercial and industrial loans increasing $8,152,000, or 11.0% and average tax-exempt loans increasing $5,308,000, or 21.3%, when comparing the nine-month periods. As a result of the efforts of our seasoned lending professionals as well as disruptions in our local banking markets, QNB has been able to win quality commercial relationships from our local competitors, even during these difficult economic times.

Over this same period average investment securities increased $17,789,000, to $257,644,000 with all of the growth occurring in U.S. Government agency bonds, agency issued mortgage-backed securities and tax-exempt municipal bonds. The yield on earning assets decreased from 5.51% to 5.14% for the nine-month periods with the yield on loans decreasing from 5.94% to 5.85% during this time. The yield on investments decreased from 4.90% to 4.18% when comparing the nine-month periods. As discussed previously, the yield earned on loans has held up well during this period of historically low interest rates. The impact has been more significant on the investment portfolio as many of the bonds have call features which have been exercised by the issuers or are subject to prepayments as mortgages are refinanced thereby creating additional cash flow to reinvest. Since bond yields primarily move in conjunction with the treasury yield curve these cash flows have been reinvested in significantly lower yielding securities over the past year.

Total interest expense decreased $2,609,000, from $10,503,000 for the nine-month period ended September 30, 2009 to $7,894,000, for the nine-month period ended September 30, 2010. Approximately all of the decrease in interest expense was a result of lower rates paid on deposits, especially time deposits. Interest expense on interest-bearing deposits declined by $2,318,000 with interest expense on time deposits declining $2,835,000. The average rate paid on time deposits decreased 111 basis points to 2.18% from 3.29% when comparing the nine-month periods ended September 30, 2010 and 2009. The average balance of total time deposits declined $7,479,000, or 2.3% to $318,939,000 for the nine months ended September 30, 2010 compared with the similar 2009 period.

While the average balances on time deposits declined when comparing the nine-month periods, the average balances of transaction accounts increased significantly as customers sought the liquidity of these accounts as well as the higher rate being offered on the QNB-Rewards checking product and the eSavings product. Interest expense on interest-bearing demand deposits increased $155,000, resulting from both a $15,230,000, or 22.3%, increase in average balances and a 15 basis point increase in the average rate paid. The interest rate paid on interest-bearing demand accounts increased from 0.53% for the first nine months of 2009 to 0.68% for the first nine months of 2010. As mentioned previously the QNB-Rewards checking account was the primary factor in both the growth in total interest-bearing demand deposits as well as the increase in the rate paid. Interest expense on money market accounts declined $70,000, as lower rates paid more than offset the significant increase in average balances. Average money market balances increased $17,138,000, or 30.0% while the average rate paid declined from 1.23% for the first nine months of 2009 to 0.82% for the first nine months of 2010. Interest expense on savings accounts increased $415,000 when comparing the nine-month periods. Average savings account balances increased $39,290,000, or 81.0%, to $87,792.000 while the average rate paid increased from 0.28% to 0.79%. Again, most of the increase in both balances and rate paid is a result of the eSavings product.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Also contributing to the reduction in interest expense when comparing the nine-month periods was the repayment of long-term debt as discussed earlier. Interest expense on long-term debt declined by $322,000 as the average balance declined from $35,000,000 for the first nine months of 2009 to $22,673,000 for the first nine-months of 2010.

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

As a result of loan growth, higher than normal levels of net charge-offs, increases in non-performing, delinquent and classified loans and continued concerns over current economic conditions, QNB continues to closely monitor the quality of the loan portfolio and has increased the allowance for loan losses to reflect these conditions. QNB recorded a provision for loan losses of $1,200,000 in the third quarter of 2010 and $2,600,000 for the first nine months of 2010. This compares to a provision of $1,500,000 for the third quarter of 2009 and $2,600,000 for the first nine months of 2009. The 2010 third quarter provision also represents an increase of $500,000 from the amount recorded in the second quarter of 2010.

Net loan charge-offs were $77,000, or 0.07% (annualized) of average total loans for the third quarter of 2010 compared with $511,000, or 0.47% (annualized) of average total loans for the third quarter of 2009. Of the charge-offs for the third quarter of 2009, $460,000 relates to a commercial borrower whose loans were secured by junior liens on his residence and whose business was negatively impacted by the downturn in the economy. For the nine month periods ended September 30, 2010 and 2009 net loan charge-offs were $685,000, or 0.20% (annualized) and $863,000, or 0.27% (annualized), respectively. Of the charge-offs for the first nine months of 2010, $350,000 relates to a commercial borrower whose loan was secured by business assets. Also included in net charge-offs for the nine month periods ended September 30, 2010 and 2009 were net charge-offs of $23,000 and $272,000, respectively, of loans in the indirect lease financing portfolio. This portfolio includes loans to businesses in the trucking and construction industries which were negatively impacted by the slowdown in the economy over the past two years. The lower amount of net charge-offs in the lease portfolio in 2010 reflects recoveries of $197,000 compared with $70,000 in 2009.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES (Continued)

As referenced in the following table, the levels of non-performing and delinquent loans have trended higher over the past year. This is primarily a result of the difficult economic environment over the past two years and reflects deterioration in the financial performance of some of our commercial customers. At September 30, 2010, non-performing loans totaled $9,908,000, as compared with $6,102,000 at December 31, 2009 and $5,199,000 at September 30, 2009. When compared to total loans, non-performing loans have risen from 1.19% at September 30, 2009 and 1.36% at December 2009 to 2.07% at September 30, 2010. Despite the increase in non-performing loans over the past year, QNB’s non-performing loans to total loans ratio continues to compare favorably with the average 2.61% of total loans for Pennsylvania commercial banks with assets between $500 million and $1 billion as reported by the FDIC using June 30, 2010 data, the most recent available.

Delinquent loans are considered performing loans and exclude non-accrual loans, restructured loans and loans 90 days or more past due and still accruing interest (all of which are considered non-performing loans). Total delinquent loans at September 30, 2010, December 31, 2009 and September 30, 2009 represent 1.20%, 0.89% and 1.19% of total loans, respectively.

QNB’s allowance for loan losses of $8,132,000 represents 1.70% of total loans at September 30, 2010 compared to an allowance for loan losses of $6,217,000, or 1.38% of total loans at December 31, 2009 and $5,573,000, or 1.27% at September 30, 2009. The ratio is at a level that QNB management believes is adequate as of September 30, 2010 based on its analysis of known and inherent losses in the portfolio.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans include non-accrual and restructured loans and certain loans classified as substandard. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At September 30, 2010 and December 31, 2009, the recorded investment in impaired loans totaled $14,198,000 and $5,699,000, respectively, of which $7,597,000 and $4,622,000, respectively, required no specific allowance for loan losses. The recorded investment in impaired loans requiring a specific allowance for loan losses was $6,601,000 and $1,077,000 at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010 and December 31, 2009 the related allowance for loan losses associated with these loans was $1,391,000 and $528,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent.

The following table shows asset quality indicators for the periods presented:

	9/30/10	6/30/10	3/31/10	12/31/09	9/30/09
Non-performing loans	$9,908	$7,748	$5,894	$6,102	$5,199
Non-performing loans to total loans	2.07%	1.63%	1.29%	1.36%	1.19%

Delinquent loans (30-89 days past due), not included above	$5,729	$4,448	$5,677	$4,015	$5,210
Delinquent loans to total loans	1.20%	0.94%	1.24%	0.89%	1.19%

Total delinquent and non-performing loans	$15,637	$12,196	$11,571	$10,117	$10,409
Total delinquent and non-performing loans to total loans	3.27%	2.57%	2.54%	2.25%	2.38%

Non-performing assets	$11,417	$9,327	$6,932	$7,032	$6,285
Non-performing assets to total assets	1.44%	1.20%	0.90%	0.92%	0.86%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES (Continued)

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	September 30, 2010	December 31, 2009
Non-accrual loans	$8,094	$3,086
Loans past due 90 days or more and still accruing interest	199	759
Restructured loans, not included above	1,615	2,257
Total non-performing loans	$9,908	$6,102
Other real estate owned and repossessed assets	12	67
Non-accrual pooled trust preferred securities	1,497	863
Total non-performing assets	$11,417	$7,032

Average total loans (YTD average)	$464,110	$427,924
Total loans, including loans held for sale	478,908	449,955
Allowance for loan losses	8,132	6,217

Allowance for loan losses to:
Non-performing loans	82.07%	101.88%
Total loans	1.70%	1.38%
Average total loans	1.75%	1.45%

Non-performing loans / Loans	2.07%	1.36%
Non-performing assets / Assets	1.44%	0.92%

An analysis of loan charge-offs for the three and nine months ended September 30, 2010 compared to 2009 is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net charge-offs	$77	$511	$685	$863

Net charge-offs (annualized) to:
Total loans	0.06%	0.46%	0.19%	0.26%
Average total loans	0.06%	0.46%	0.20%	0.27%
Allowance for loan losses	3.78%	36.45%	11.28%	20.77%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-Interest Income Comparison
	Three Months Ended		Change from		Nine Months Ended		Change from
	September 30,		Prior Year		September 30,		Prior Year
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Net (loss) gain on investment securities	$(47)	$(650)	$603	92.8%	$22	$(930)	$952	102.4%
Fees for services to customers	392	470	(78)	-16.6%	1,203	1,288	(85)	-6.6%
ATM and debit card	317	263	54	20.5%	902	747	155	20.7%
Bank-owned life insurance	67	66	1	1.5%	199	203	(4)	-2.0%
Mortgage servicing fees	28	28	-	0.0%	83	89	(6)	-6.7%
Net gain on sale of loans	81	132	(51)	-38.6%	298	534	(236)	-44.2%
Other	166	205	(39)	-19.0%	456	383	73	19.1%
Total	$1,004	$514	$490	95.3%	$3,163	$2,314	$849	36.7%

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and check card income, income on bank-owned life insurance, mortgage servicing fees, gains and losses on the sale of investment securities and residential mortgage loans.

Quarter to Quarter Comparison

Total non-interest income for the third quarter of 2010 was $1,004,000 compared to $514,000 for the third quarter of 2009. The primary contributor to the $490,000 increase in non-interest income was a $603,000 reduction in net losses on investment securities, primarily related to OTTI charges on pooled trust preferred investment securities, and a $54,000 increase in ATM and debit card income. Partially offsetting this positive variance was a decrease of $78,000 in fees for services to customers and a decrease of $51,000 in gains on the sale of residential mortgages.

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

As noted previously, activity in the investment securities portfolio contributed $603,000 to the increase in non-interest income. In the third quarter of 2010, there was a $4,000 gain recognized on the sale of a security which was offset by $51,000 of credit related OTTI charges on a pooled trust preferred security resulting in a net loss of $47,000 for the 2010 quarter. A description of the valuation methodology used can be found in Footnotes 7 and 10. In the third quarter of 2009 investment securities activity resulted in a $650,000 net loss and included $753,000 of credit related OTTI charges in the carrying value of three pooled trust preferred securities partially offset by $103,000 of gains realized on the sale of several equity securities.

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees decreased $78,000, to $392,000, when comparing the three-month periods. Overdraft income decreased $90,000, or 24.6% for the three-month period, a result of the implementation of new rules under Regulation E and a reduction in the per item fee charged to customers. In March 2010, QNB reduced the per item charge for overdrafts by $2, to $35. Offsetting a portion of the decline in overdraft income was an increase in fees on business checking accounts of $11,000 for the three-month period. This increase reflects the impact of a lower earnings credit rate in the third quarter of 2010 as compared to the second quarter of 2009, resulting from the significant decline in short-term interest rates. These credits are applied against service charges incurred to reduce the costs paid by the customer.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME (Continued)

ATM and debit card income is primarily comprised of transaction income on debit cards and ATM cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $317,000 for the third quarter of 2010, an increase of $54,000, or 20.5%, from the amount recorded during the third quarter of 2009. This primarily reflects growth in ATM and debit card transactions. Helping to contribute to the growth in debit card transactions is the growth in the QNB-Rewards checking product, a high-yield checking account which requires, among other terms, the posting of a minimum of twelve purchase debit card transactions per statement cycle to receive the high interest rate.

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

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. The net gain on the sale of residential mortgage loans was $81,000 and $132,000 for the quarters ended September 30, 2010 and 2009, respectively. This $51,000 decrease in the net gain on sale of loans was a result of decreased refinancing activity. Many customers who were able to refinance have already done so due to the low interest rate environment that has existed for the past two years. Included in the gains on the sale of residential mortgages in these periods were $12,000 and $37,000, respectively, related to the recognition of mortgage servicing assets. Proceeds from the sale of residential mortgages were $1,671,000 and $5,006,000 for the third quarters of 2010 and 2009, respectively. While the total gains on the sale of mortgages has declined as a result of reduced volume, the amount of gain recognized on each sale has increased because of the historically low level of mortgage rates.

Other income was $166,000 for the third quarter of 2010 and $205,000 for the same period during 2009. The majority of the difference was attributable to the following:
•	Third quarter 2009 included $44,000 of income related to an accrual reversal that resulted from a Board of Directors’ decision to amend the terms of a group term life plan.
•	Income from investment in title insurance company decreased by $19,000 as a result of a decline in mortgage activity.
•	Merchant income increased $7,000, or 10.3%, for the three-month period primarily due to new merchant accounts being obtained.
•	Losses on the sale of repossessed assets and other real estate owned were $11,000 lower than the third quarter of 2009.

Nine Month Comparison

Total non-interest income for the nine-month periods ended September 30, 2010 and 2009 was $3,163,000 and $2,314,000, respectively. Non-interest income for the first nine months of 2010, excluding net investment securities gains of $22,000, totaled $3,141,000 compared to $3,244,000 for the first nine months of 2009, excluding net investment securities losses of $930,000.

Net securities gains of $22,000 for 2010 include credit related OTTI charges of $277,000 on three pooled trust preferred securities and net gains of $299,000 on the sale of investments, primarily equity securities. The net securities losses of $930,000 for 2009 include OTTI charges of $1,276,000 (a $515,000 charge related to OTTI in the carrying value of holdings in the equity investment portfolio and $761,000 of credit related OTTI charges on four of the Company’s pooled trust preferred securities). These charges were partially offset by net gains of $346,000 ($210,000 recognized on the sale of equity securities and gains of $136,000 on the sale of several higher-yielding corporate bonds sold to reduce credit risk in the portfolio).

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME (Continued)

Fees for services to customers decreased $85,000, or 6.6%, to $1,203,000 for the nine months ended September 30, 2010. As discussed in the quarterly analysis, overdraft income declined $120,000 while fees on business checking accounts and internet banking fees increased $26,000 and $10,000, respectively, when comparing the nine-month periods.

ATM and debit card income was $902,000 for the first nine months of 2010, an increase of $155,000, or 20.7%, from the amount recorded during the first nine months of 2009. ATM interchange income increased $70,000, or 51.2%, to $207,000, a result of both an increase in the number of transactions and an increase in the amount QNB receives per transaction. Debit card income increased $102,000 or 19.3% to $628,000 as the volume of transactions continues to increase as consumers and businesses increase their usage of the card as a method of paying for goods and services. The passage of the Dodd-Frank Act could have negative implications on the amount of interchange income earned by QNB in the future.

For the nine-month period, gains on the sale of residential mortgages decreased $236,000 to $298,000 as mortgage originations and sales volume decreased. Included in the gains on the sale of residential mortgages in these periods were $51,000 and $171,000, respectively, related to the recognition of mortgage servicing assets. Proceeds from the sale of residential mortgages were $7,057,000 and $22,954,000 for the first nine months of 2010 and 2009, respectively.

Other income was $456,000 for the first nine months of 2010 and $383,000 for the same period during 2009. The majority of the difference was caused by the following:
•	Losses on the sale of other real estate owned and repossessed assets were $6,000 in 2010 compared to $117,000 during 2009.
•	Income from investment in title insurance company decreased by $34,000 as a result of a decline in mortgage activity compared to prior year.
•	Other income in 2009 included $44,000 of income related to the reversal of an accrual resulting from a Board of Directors decision to amend the terms of a group term life plan.
•	Merchant income increased $26,000, or 14.7%, for the nine-month period primarily due to new merchant accounts being obtained.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	Three Months Ended		Change from		Nine Months Ended		Change from
	September 30,		Prior Year		September 30,		Prior Year
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Salaries and employee benefits	$2,409	$2,115	$294	13.9%	$6,713	$6,271	$442	7.0%
Net occumpancy	386	324	62	19.1%	1,115	1,012	103	10.2%
Furniture and equipment	295	290	5	1.7%	865	895	(30)	-3.4%
Marketing	155	125	30	24.0%	515	489	26	5.3%
Third-party services	263	218	45	20.6%	826	715	111	15.5%
Telephone, postage and supplies	157	147	10	6.8%	456	452	4	0.9%
State taxes	143	131	12	9.2%	422	399	23	5.8%
FDIC insurance premiums	268	235	33	14.0%	779	967	(188)	-19.4%
Other	402	341	61	17.9%	1,146	1,039	107	10.3%
Total	$4,478	$3,926	$552	14.1%	$12,837	$12,239	$598	4.9%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE (Continued)

Quarter to Quarter Comparison

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services, FDIC insurance premiums, regulatory assessments and taxes and various other operating expenses. Total non-interest expense was $4,478,000 for the third quarter of 2010, an increase of $552,000 from the third quarter of 2009.

Salaries and benefits is the largest component of non-interest expense. Salaries and benefits expense increased $294,000, or 13.9%, to $2,409,000 for the quarter ended September 30, 2010 compared to the same quarter in 2009. Salary expense increased $237,000, or 13.8%, during the period to $1,958,000. This increase is primarily attributable to $127,000 of severance related expenses for two former officers of the Bank and an incentive compensation accrual of $101,000. There was no incentive compensation accrual in the third quarter of 2009. In addition, the average number of full time-equivalent employees increased by four, to 168, when comparing the third quarter of 2010 and 2009. Comparing the two quarters, benefits expense increased $57,000, or 14.5%, to $451,000. Increases in payroll tax expense, retirement plan contribution expense and medical insurance premium expense all contributed to the increase in benefit expense.

Net occupancy expense increased $62,000, or 19.1%, to $386,000 for the third quarter of 2010 compared to the same period in 2009. The majority of the increase relates to the $35,000 increase in branch rent expense, primarily lease expense for the land where the permanent Wescosville branch was built. This branch opened in October 2010. Increases in utility costs related to rate increases and usage also contributed $14,000 to the increase for the period.

Marketing expense increased $30,000, to $155,000 for the quarter ended September 30, 2010. The increase in marketing expense was the result of several community event sponsorships during the quarter as well as an increase in advertising costs and donations.

Third-party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third-party services expense increased $45,000, or 20.6% to $263,000 for the three months ended September 30, 2010 when compared to the same period in 2009. Increases in accounting and auditing expense, consulting expense and information technology service expense were the primary contributors to the increase in third-party service expense.

FDIC insurance premium expense increased $33,000, to $268,000, comparing the third quarter of 2010 to 2009. Significant growth in deposits combined with a slightly higher assessment rate were the underlying factors in the increase in the premiums.

Other expense increased $61,000 to $402,000 for the third quarter of 2010. The main contributors to the increase in this category were as follows:
•
Costs related to appraisals and title searches on loans, particularly classified loans, increased $26,000 when comparing the third quarter of 2010 to the same period in 2009. These expenses are a result of the Company’s ongoing efforts to obtain the most recent and relevant information to analyze classified loans in connection with the allowance for loan losses calculation.

•
Expenses in connection with foreclosed real estate and repossessed assets increased $15,000, with the majority of the increase related to the payment of past due real estate taxes to preserve the Bank’s lien position.

•	ATM fee refunds in connection with the QNB-Rewards checking account increased $6,000.

Nine Month Comparison

Total non-interest expense was $12,837,000 for the nine-month period ended September 30, 2010 compared to $12,239,000 for the same period in 2009, an increase of $598,000, or 4.9%.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE (Continued)

Salaries and benefits expense increased $442,000, or 7.0%, to $6,713,000 for the nine months ended September 30, 2010 compared to the same period in 2009. Salary expense increased $342,000, or 6.8%, during the period to $5,365,000. Similar to the quarter, much of this increase is attributable to $127,000 of severance related expenses and an incentive compensation accrual of $101,000. Excluding these two items, salary expense increased 2.3% when comparing the nine-month periods. Merit increases, as well as an increase in the average number of full-time equivalent employees by four to 166 also contributed to the higher salary expense. Included in salary and benefit expense for the first nine months of 2009 were costs associated with the Chief Operating Officer position. This position was vacant for eight out of the first nine months of 2010. Benefits expense increased $100,000, or 8.0%, to $1,348,000 when comparing the nine-month periods. Similar to the quarter, increases in payroll tax expense, retirement plan contribution expense and medical insurance premium expense contributed to the increase in benefit expense.

Net occupancy expense increased $103,000, or 10.2%, to $1,115,000 for the first nine months of 2010. Similar to the third quarter of 2010, higher branch rent related to the land lease for the permanent site for the Wescosville branch and higher utilities expenses contributed to the increase. In addition, for the first nine months of 2010 building security expense increased $16,000, or 51.1%, when compared to the same period in 2009. This increase is due to the ongoing expenses of additional tracking devices added to the remainder of the branches.

Third-party service expense was $826,000 for the nine-month period ended September 30, 2010, an increase of $111,000 from the same period in 2009. The largest portion of the increase related to the following third-party services:
•
Audit and accounting costs increased about $30,000 compared to prior year. The main contributors are costs associated with complying with the upcoming XBRL due date for the Company as well as additional services contracted with the Company’s outsourced internal audit firm related to Sarbanes-Oxley documentation and testing.

•
Consultant expense increased $24,000. The majority of the increase relates to the hiring of consultant to assist with leadership training and the use of an independent third party beginning in the second quarter of 2009 to analyze and value the Bank’s pooled trust preferred securities.

•	Legal expense increased by $19,000 primarily as a result of loan collection costs.
•	Costs associated with the registration, printing and mailing and ongoing expenses of the Dividend Reinvestment and Stock Purchase Plan contributed approximately $17,000 to the increase.

FDIC insurance premiums decreased $188,000, or 19.4%, to $779,000 for the nine months ended September 30, 2010. The lower expense is a result of a special assessment levied on all insured institutions by the FDIC during the second quarter of 2009. These actions were taken by the FDIC in order to replenish the Deposit Insurance Fund which was reduced as a result of bank failures. The special assessment contributed $332,000 to the total FDIC costs in 2009. There was no similar special assessment in 2010. Partially offsetting this reduction in 2010 is significant growth in deposits combined with a slightly higher assessment rate than prior year.

Other expense increased $107,000 to $1,146,000 for the nine months ended September 30, 2010 compared to the same period in 2009. The following items were the primary changes from prior year:
•
Costs related to appraisals and title searches on loans, particularly classified loans, increased $43,000 when comparing the first nine months of 2010 to the same period in 2009. These expenses are a result of the Company’s ongoing efforts to obtain the most recent and relevant information to analyze classified loans in connection with the calculation of the allowance for loan losses.

•
Directors’ fees increased $31,000 for the first nine months of 2010 when compared to the same period in 2009. This was partly attributable to an increase in the number of meetings held and a portion of the increase is a result of deferred loan fees decreasing by $17,000. These fees have the impact of offsetting a portion of the Directors’ fees for loans that require Director approval. These fees were lower than prior year due a lower level of loans requiring Director approval during the first nine months of 2010.

•
Expenses in connection with foreclosed real estate and repossessed assets increased $19,000, with the majority of the increase related to the payment of past due real estate taxes to preserve the Bank’s lien position.

•	Refund of ATM fees related to the QNB-Rewards product increased $17,000.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE (Continued)

•	Charge-offs related to fraudulent ATM and checkcard transactions increased $11,000.
•	Employee training expenses decreased $25,000. Prior year included higher costs for service and sales training for branch and call center personnel.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 2010, QNB’s net deferred tax asset was $934,000. The primary components of deferred taxes are a deferred tax asset of $2,765,000 relating to the allowance for loan losses, a deferred tax asset of $269,000 generated by OTTI charges on equity securities and a deferred tax asset of $435,000 related to OTTI charges on trust preferred securities. Partially offsetting these deferred tax assets was a deferred tax liability of $2,270,000 resulting from unrealized gains on available-for-sale securities. As of September 30, 2009, QNB’s net deferred tax asset was $584,000. The primary components of deferred taxes are a deferred tax asset of $1,894,000 relating to the allowance for loan losses, a deferred tax asset of $432,000 generated by OTTI charges on equity securities, and a deferred tax asset of $259,000 related to OTTI charges on trust preferred securities. Partially offsetting these deferred tax assets was a deferred tax liability of $1,696,000 resulting from unrealized gains on available for sale securities.

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

Applicable income taxes and effective tax rates were $349,000, or 17.7%, for the three-month period ended September 30, 2010. As a result of the additional provision for loan losses and the OTTI charges on the investment securities, QNB recorded a tax benefit of $56,000 for the third quarter of 2009. For the nine-month periods ended September 30, 2010 and 2009 applicable income taxes and the effective tax rate were $1,419,000, or 20.8%, and $411,000, or 12.1%, respectively. The higher effective tax rate for both periods in 2010 is predominantly a result of tax-exempt income from loans and securities comprising a lower proportion of pre-tax income.

FINANCIAL CONDITION ANALYSIS

The following balance sheet analysis compares average balance sheet data for the nine months ended September 30, 2010 and 2009, as well as the period ended balances as of September 30, 2010 and December 31, 2009.

Average earning assets for the nine-month period ended September 30, 2010 increased $67,423,000, or 10.0%, to $738,628,000 from $671,205,000 for the nine months ended September 30, 2009. The mix of earning assets changed slightly when comparing the two periods. Average loans increased $40,099,000, or 9.5%, while average investment securities increased $17,789,000, or 7.4%. Average loans represented 62.8% of earning assets for the first nine months of 2010, while average investment securities represented 34.9% of earning assets for the same period. This compares to 63.2% and 35.7%, respectively, for the first nine months of 2009. Average other earning assets increased $10,861,000, or 180.6%, when comparing these same periods. Given the low yield on Federal funds sold and AAA rated money market mutual funds, QNB has chosen to keep excess liquidity in an interest-bearing account at the Federal Reserve Bank that pays a higher rate than these products and also has a zero percent risk-weighting for risk based capital purposes.

QNB’s primary business is accepting deposits and making loans to meet the credit needs of the communities it serves. Loans are the most significant component of earning assets and growth in loans to small businesses and residents of these communities has been a primary focus of QNB. QNB has been successful in achieving strong growth in total loans, while at the same time maintaining asset quality. Inherent within the lending function is the evaluation and acceptance of credit risk and interest rate risk. QNB manages credit risk associated with its lending activities through portfolio diversification, underwriting policies and procedures and loan monitoring practices. Total loans increased 9.3% between September 30, 2009 and September 30, 2010 and increased 6.3% since December 31, 2009. The growth in loans despite the economic environment reflects QNB’s commitment to make credit available to its customers.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS (Continued)

Average total commercial loans increased $46,903,000 when comparing the first nine months of 2010 to the first nine months of 2009. Most of the 14.9% growth in average commercial loans was in loans secured by real estate, either commercial or residential properties, which increased $33,443,000, or 15.5%, to $249,497,000. Commercial and industrial loans represent commercial purpose loans that are either secured by collateral other than real estate or unsecured. Many of these loans are for operating lines of credit. Average commercial and industrial loans increased $8,152,000, or 11.0%, when comparing the average balances for the nine month periods. Tax-exempt loans to local municipalities increased $5,308,000, or 21.3% to $30,242,000 during this same period.

Average home equity loans continue to decline with average balances decreasing from $65,500,000 for the first nine months of 2009 to $60,610,000 for the first nine months of 2010. With the decline in mortgage interest rates that took place, customers have paid down their home equity loans when they refinance their first mortgage. The other impact of the low interest rate environment is movement from fixed rate home equity loans to floating rate lines tied to prime rate. Fixed rate home equity term loans declined by $8,244,000 to $35,925,000 when comparing the nine-month periods. In contrast average floating rate home equity lines have increased by $3,354,000 comparing the same periods. The introduction of the Equity Choice product, which allows both a floating rate line and fixed rate carve out loans, contributed to this migration, as did the current low interest rate on the variable rate product.

Total investment securities were $282,098,000 at September 30, 2010 and $260,209,000 at December 31, 2009. The composition of the portfolio changed since December 31, 2009 with agency mortgage-backed and CMO securities increasing by $10,641,000 and $9,722,000, respectively, when comparing December 31, 2009 and September 30, 2010. In addition tax-exempt state and municipal bonds increased $5,875,000 when comparing these same time periods. These increases were offset by a decrease in U.S. Government agency bonds of $7,194,000 when comparing the same periods. The agency bonds were callable bonds that were called due to the low interest rate environment. The proceeds were reinvested in agency mortgage-backed and CMO securities which will provide ongoing cash flow to invest as rates increase. Yields on tax-exempt municipal bonds did not decline to the degree that rates on other alternative investments did and therefore provided value compared to these alternatives. As a result of the change in the composition of the portfolio as well as the lower interest rate environment and the increase in prepayment speeds the average life of the portfolio has declined from approximately 3 years 5 months at December 31, 2009 to approximately 3 years 1 month at September 30, 2010.

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

QNB does own CDOs in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. QNB holds eight of these securities with an amortized cost of $3,640,000 and a fair value of $1,665,000 at September 30, 2010. The market values for these securities are very depressed relative to historical levels. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. During the first nine months of 2010, a $277,000 credit related OTTI charge was taken on three issues. As a result of some improvement in the financial condition of some of the bank issuers in these securities, including the ability for some of them to raise capital, the fair value of the securities has improved since December 31, 2009 when the fair value was $1,008,000. However, it is possible that future calculations could require recording additional other-than-temporary impairment charges through earnings.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS (Continued)

For the most part, earning assets are funded by deposits. Total average deposits increased $72,894,000, or 12.5%, to $657,637,000 for the first nine months of 2010 compared to the first nine months of 2009. It appears that customers are continuing to look for the safety of FDIC insured deposits and the stability of a strong local community bank as opposed to the volatility of the equity markets and the uncertainty of the larger regional and national banks. In addition, they are looking for products that provide liquidity and an attractive interest rate.

Most of the increase in average deposits was in categories other than time deposits which decreased $7,479,000, or 2.3%, to $318,939,000 for the first nine months of 2010. Average interest-bearing demand and municipal accounts increased $15,230,000, or 22.3%, and $5,950,000, or 19.0%, respectively, when comparing the first nine months of 2010 and 2009. The higher yielding QNB-Rewards checking product is the primary factor behind the growth of the interest-bearing demand accounts. Average money market and savings account balances increased $17,138,000, or 30.0%, and $39,290,000, or 81.0%, respectively, when comparing the same periods. The growth in savings accounts is largely due to the success of QNB’s newest high-rate deposit product, Online eSavings.

Total assets at September 30, 2010 were $791,236,000 compared with $762,426,000 at December 31, 2009, an increase of 3.8%. Impacting total assets was the repayment of $10,000,000 in FHLB borrowings and $5,000,000 in repurchase agreements, classified as long-term debt, which matured during the first six months of 2010. Funding the growth in loans and investment securities previously discussed was growth in deposits and short-term borrowings as well as the reduction in interest-bearing deposits in banks. These balances, primarily held at the Fed, declined from $22,158,000 at December 31, 2009 to $4,052,000 at September 30, 2010.

On the liability side, total deposits increased by $40,144,000, or 6.3%, since year-end. In comparison to prior periods where the growth was centered in time deposits, the current growth reflects increases in both lower-cost core deposits, including savings accounts. Savings accounts increased $35,436,000, or 51.8%, to $103,794,000. The increase in savings accounts was primarily in the Online eSavings product whose balances increased from $19,944,000 at December 31, 2009 to $52,661,000 at September 30, 2010. Some of the growth in total deposits is seasonal in nature, a result of being a depository for many school districts in the area. Most of the school district taxes are collected during the third quarter of the year and contributed to the $12,682,000, or 35.2%, increase in municipal interest bearing demand account balances between December 31, 2009 and September 30, 2010. These funds will most likely be withdrawn over the next nine months.

Short-term borrowings increased $2,740,000 from $28,433,000 at December 31, 2009 to $31,173,000 at September 30, 2010. The majority of these balances are commercial sweep accounts which are volatile based on businesses receipt and disbursement of funds. The category of other liabilities decreased from $6,899,000 at December 31, 2009 to $1,649,000 at September 30, 2010. Included in the December 31, 2009 balance were unsettled trades of investment securities that settled in January 2010.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY (Continued)

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At September 30, 2010, the Bank had a maximum borrowing capacity with the FHLB of approximately $207,515,000. The maximum borrowing capacity changes as a function of qualifying collateral assets. In addition, the Bank maintains Federal funds lines with two correspondent banks totaling $18,000,000. At September 30, 2010, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Cash and due from banks, interest-bearing deposits in banks, Federal funds sold, investment securities available-for-sale and loans held-for-sale totaled $292,285,000 and $288,395,000 at September 30, 2010 and December 31, 2009, respectively. These sources should be adequate to meet normal fluctuations in loan demand and deposit withdrawals. With the current low interest rate environment, it is anticipated that the investment portfolio will continue to provide significant liquidity as agency and municipal bonds are called and as cash flow on mortgage-backed and CMO securities continues to be steady. In the event that interest rates would increase the cash flow available from the investment portfolio could decrease.

Approximately $139,674,000 and $133,136,000 of available-for-sale securities at September 30, 2010 and December 31, 2009, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at September 30, 2010 was $62,682,000, or 7.92% of total assets, compared to shareholders' equity of $56,426,000, or 7.40% of total assets, at December 31, 2009. Shareholders’ equity at September 30, 2010 and December 31, 2009 included a positive adjustment of $4,407,000 and $1,723,000, respectively, related to net unrealized holding gains, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 7.37% and 7.17% at September 30, 2010 and December 31, 2009, respectively.

Average shareholders' equity and average total assets were $56,966,000 and $767,990,000, respectively, for the first nine months of 2010, an increase of 4.1% and 8.1%, respectively, from the averages for the year ended December 31, 2009. The ratio of average total equity to average total assets was 7.42% for the first nine months of 2010 compared to 7.70% for all of 2009.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL ADEQUACY (Continued)

The following table sets forth consolidated information for QNB Corp.:

Capital Analysis
	September 30, 2010	December 31, 2009
Tier I
Shareholder's Equity	$62,682	$56,426
Net unrealized securities gains	(4,407)	(1,723)
Net unrealized losses on available-for-sale equity securities	-	-
Total Tier I risk-based capital	$58,275	$54,703

Tier II
Allowable portion: Allowance for loan losses	7,043	6,217
Unrealized gains on equity securities	123	248
Total risk-based capital	$65,441	$61,168
Risk-weighted assets	$562,335	$531,295
Average assets	$784,500	$745,551

Capital Ratios
	September 30, 2010	December 31, 2009
Tier I capital/risk-weighted assets	10.36%	10.30%
Total risk-based capital/risk-weighted assets	11.64%	11.51%
Tier I capital/average assets (leverage ratio)	7.43%	7.34%

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for the total risk-based capital and 4.00% for leverage. QNB had a Tier I capital ratio of 10.36% and 10.30%, a total risk-based ratio of 11.64% and 11.51% and a leverage ratio of 7.43% and 7.34% at September 30, 2010 and December 31, 2009, respectively.

All regulatory capital ratios have improved slightly from December 31, 2009 as the growth rate of Tier I and total risk based capital has exceeded the growth rate of risk-weighted and quarterly average assets. During the first quarter of 2010, QNB began offering a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $328,000 to capital for the first nine months of 2010.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of September 30, 2010, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There were no shares repurchased under the plan since the first quarter of 2009.

Also impacting the regulatory capital ratios was an increase in risk-weighted assets during the first nine months of 2010. Loan growth, primarily centered in commercial loans, accounted for virtually all of the $31,040,000 growth in risk-weighted assets. Continuing to impact risk-weighted assets is the $27,567,000 of risk-weighted assets due to mezzanine tranches of pooled trust preferred securities that were downgraded below investment grade during the first quarter of 2009. Although the amortized cost of these securities was only $3,640,000 at September 30, 2010, regulatory guidance required an additional $27,567,000 to be included in risk-weighted assets. The Bank utilized the method as outlined in the Call Report Instructions for an available-for-sale bond that has not triggered the Low Level Exposure (LLE) rule. The mezzanine tranches of CDOs that utilized this method of risk-weighting are five out of eight pooled trust preferred securities (PreTSLs) held by the Bank as of September 30, 2010. The other 3 pooled trust preferred securities have only one tranche remaining so the treatment noted above does not apply.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL ADEQUACY (Continued)

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At September 30, 2010 and December 31, 2009, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

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

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. The one-year cumulative gap, which reflects QNB’s interest sensitivity over a period of time, was a negative $86,753,000 at September 30, 2010. The cumulative one-year gap equals -11.3% of total rate sensitive assets. This position compares to a negative gap position of $47,997,000, or -6.5% of total rate sensitive assets, at December 31, 2009.

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on the interest rate environment at period end. Management also evaluates the impact of higher and lower interest rates by simulating the impact on net interest income of changing rates. While management performs rate shocks of 100, 200 and 300 basis points, it believes that, given the level of interest rates at September 30, 2010, it is unlikely that interest rates would decline by 200 or 300 basis points. The simulation results can be found in the chart below.

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

Net interest income increases compared to the base case flat rate scenario for the first 200 basis point increase in rates as loans and investments reprice more than rates on interest-bearing liabilities. The rate of increase in net interest income declines the more rates increase because prepayments and calls on investments and loans slow resulting in fewer amounts repricing at higher rates. Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies.

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

The nature of QNB’s current operation is such that it is not subject to foreign currency exchange or commodity price risk. At September 30, 2010, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

Change in Interest Rates	Net Interest Income	Dollar Change	% Change
+300 Basis Points	$28,449	(180)	-0.6%
+200 Basis Points	28,825	196	0.7
+100 Basis Points	28,992	363	1.3
Flat Rate	28,629	-	-
-100 Basis Points	27,359	(1,270)	(4.4)

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The information required in response to this item is set forth in Item 2, above.

ITEM 4.	CONTROLS AND PROCEDURES

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

QNB CORP. AND SUBSIDIARY

PART II.  OTHER INFORMATION

SEPTEMBER 30, 2010

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

July 1, 2010 through July 31, 2010	-	-	-	42,117
August 1, 2010 through August 31, 2010	-	-	-	42,117
September 1, 2010 through September 30, 2010	-	-	-	42,117
Total	-	-	-	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Item 3.	Default Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3(i)	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrants Form DEF 14-A filed with the Commission on April 15, 2005).

Exhibit 3(ii)	Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrants Form 8-K filed with the Commission on January 23, 2006).

Exhibit 11	Statement Re: Computation of Earnings Per Share. (Included in Part I, Item I, hereof.)

Exhibit 31.1	Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QNB Corp.

Date: November 15, 2010	By:	/s/ Thomas J. Bisko
Thomas J. Bisko
Chief Executive Officer

Date: November 15, 2010	By:	/s/ Bret H. Krevolin
Bret H. Krevolin
Chief Financial Officer