Form 10-K
period 2010-12-31
QNB CORP
filed 2011-03-30
CIK 750558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2010

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
Common Stock, $0.625 par value

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
YES ☑  NO ☐

Indicate by check mark whether the registrant  has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
YES ☐  NO ☑

As of February 28, 2011, 3,134,405 shares of common stock of the registrant were outstanding.  As of June 30, 2010, the aggregate market value of the common stock of the registrant held by nonaffiliates was approximately $52,929,000 based upon the average bid and asked prices of the common stock as reported on the OTC BB.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of registrant’s Proxy Statement for the annual meeting of its shareholders to be held  May 24, 2011 are incorporated by reference in Part III of this report.

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
•
The risk that the Federal Deposit Insurance Corporation (FDIC) could levy additional insurance assessments on all insured institutions inorder to replenish the Deposit Insurance Fund based on the level of bank failures in the future; and

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

The Bank is engaged in the general commercial banking business and provides a full range of banking services to its customers. These banking services consist of, among other things, attracting deposits and using these funds in making commercial loans, residential mortgage loans, consumer loans, and purchasing investment securities.  These deposits are in the form of time, demand and savings accounts. Time deposits include certificates of deposit and individual retirement accounts.  The Bank’s demand and savings accounts include money market accounts, interest-bearing demand accounts including a high-yield checking account, club accounts, traditional statement savings accounts, and a high-yield online savings account.

At December 31, 2010, QNB had total assets of $809,260,000, total loans of $482,182,000, total deposits of $694,977,000 and total shareholders’ equity of $61,090,000. For the year ended December 31, 2010, QNB reported net income of $7,217,000 compared to net income for the year ended December 31, 2009 of $4,227,000.

At February 28, 2011, the Bank had 148 full-time employees and 24 part-time employees. The Bank’s employees have a customer-oriented philosophy, a strong commitment to service and a “sincere interest” in their customers’ success. They maintain close contact with both the residents and local business people in the communities in which they serve, responding to changes in market conditions and customer requests in a timely manner.

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

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to have significant effects in the future. In view of the changing conditions in the economy and the financial markets in addition to the activities of monetary and fiscal authorities, the prediction of future changes in interest rates, credit availability or deposit levels is very challenging.

The recession, which economists suggest began in October 2007, became a major force over the past several years in the United States of America (U.S.) and around the world. In the U.S., the Government provided support for financial institutions that requested it in order to strengthen capital, increase liquidity and ease the credit markets. In the U.S., these actions provided capital for some banks and other financial institutions and generally increased regulations and oversight on virtually all banks. QNB has not requested or received any capital provided by the U.S. Government under these programs.

SUPERVISION AND REGULATION

Banks and bank holding companies operate in a highly regulated environment and are regularly examined by Federal and state regulatory authorities. Federal statutes that apply to QNB and its subsidiary include the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Gramm-Leach-Bliley Act (GLBA), the Bank Holding Company Act of 1956 (BHCA), the Federal Reserve Act and the Federal Deposit Insurance Act (FDIA).  In general, these statutes regulate the corporate governance of the Bank and eligible business activities of QNB, certain merger and acquisition restrictions, intercompany transactions, such as loans and dividends, and capital adequacy, among other restrictions. Other corporate governance requirements are imposed on QNB by Federal laws, including the Sarbanes-Oxley Act, described later.

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

Regulatory Restrictions on Dividends
Dividend payments made by the Bank to the Company are subject to the Pennsylvania Banking Code, the Federal Deposit Insurance Act, and the regulations of the FDIC. Under the Banking Code, no dividends may be paid except from “accumulated net earnings” (generally retained earnings). The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  Under the FDIA, the Bank is prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, it would fail to satisfy its minimum capital requirements.  The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividends by the Bank generally to its accumulated net earnings. See also “Supervision and Regulation – Bank Regulation”.

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

Under these policies and subject to the restrictions applicable to the Bank, to remain “well-capitalized,” the Bank had approximately $6,658,000 available for payment of dividends to the Company at December 31, 2010.

Capital Adequacy
Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines.  The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of total capital must be Tier 1 capital. Tier 1 capital consists principally of common shareholders’ equity, plus retained earnings, less certain intangible assets. The remainder of total capital may consist of the allowance for loan losses, which is considered Tier 2 capital. At December 31, 2010, QNB’s Tier 1 capital and total capital (Tier 1 and Tier 2 combined) ratios were 10.52% and 11.82%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum leverage ratio. This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 4% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum. At December 31, 2010, QNB’s leverage ratio was 7.42%.

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
•  Not subject to any order or written directive to meet and maintain a specific capital level

At December 31, 2010, the Bank qualified as well capitalized under these regulatory standards. See Note 19 of the Notes to Consolidated Financial Statements included at Item 8 of this Report.

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

FDIC Insurance Assessments
The Bank’s deposits are insured to the applicable limits as determined by the FDIC, which is currently $250,000 per depositor, with the exception of non-interest bearing transaction accounts which have unlimited coverage through December 31, 2013.

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

On May 22, 2009, the FDIC Board of Directors took further action to strengthen the DIF by adopting a final rule imposing a special assessment on insured institutions of 5 basis points on June 30, 2009 (payable at the end of September 2009). The amount of this special assessment for QNB was $332,000. On September 29, 2009, the FDIC adopted an Amended Restoration Plan to allow the DIF to return to a reserve ratio of 1.15% within eight years as mandated by statute, and simultaneously adopted higher annual risk-based assessment rates effective January 1, 2011. In 2009, the DIF’s liquid assets have been used to protect depositors of failed institutions. Because of bank failures and projected bank failures, the FDIC determined that it needed more liquidity to protect depositors. Pursuant to this Amended Plan, the FDIC amended its assessment regulations to require all institutions to prepay, on December 30, 2009, their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, as estimated by the FDIC. The assessment paid by the Bank at that time was $3,407,000, of which $2,219,000 remains in a prepaid asset account at December 31, 2010. It will be expensed monthly during the years of 2011 through 2012 based on actual FDIC assessment rate calculations.

Beginning with the second quarter of 2011, as mandated by the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the assessment base that the FDIC will use to calculate assessment premiums will be a bank’s average assets minus average tangible equity.  As the asset base of the banking industry is larger than the deposit base, the range of assessment rates will change to a low of 2.5 basis points to a high of 45 basis points, per $100 of assets; however, the dollar amount of the actual premiums is expected to be roughly the same.

The FDIC is required under the Dodd-Frank Act to establish assessment rates that will allow the Deposit Insurance Fund to achieve a reserve ratio of 1.35% of Insurance Fund insured deposits by September 2020.  In addition, the FDIC has established a “designated reserve ratio” of 2.0%, a target ratio that, until it is achieved, will not likely result in the FDIC reducing assessment rates.  In attempting to achieve the mandated 1.35% ratio, the FDIC is required to implement assessment formulas that charge banks over $10 billion in asset size more than banks under that size.  Those new formulas begin in the second quarter of 2011, but do not affect the Bank.  Under the Dodd-Frank Act, the FDIC is authorized to make reimbursements from the insurance fund to banks if the reserve ratio exceeds 1.50%, but the FDIC has adopted the “designated reserve ratio” of 2.0% and has announced that any reimbursements from the fund are indefinitely suspended.

For the years ended December 31, 2010 and 2009, the Bank recorded $974,000 and $1,151,000, respectively, in FDIC deposit insurance premium expense.

In addition, all insured institutions of the FDIC are required to pay assessments to fund interest payments on Financing Corporation (FICO) bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the FICO bonds; however, beginning in 2000, commercial banks and thrifts are subject to the same assessment for FICO bonds. The FDIC has the authority to set the Financing Corporation assessment rate every quarter. The expense for 2010 and 2009 recorded by QNB was $67,000 and $60,000, respectively. These assessments will continue until the Financing Corporation bonds mature in 2017.

FDIC Temporary Liquidity Guarantee Program
On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee all non-interest bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”) and certain senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009 (the “Debt Guarantee Program”). After being extended, the Transaction Account Guarantee Program expired on December 31, 2010. In March 2009, the FDIC extended the Debt Program until October 31, 2009. Further, for any senior debt issued on or after April 1, 2009, the Debt Program will extend the FDIC guarantee until December 31, 2012. The FDIC also adopted new surcharges on debt issued under the Debt Program that have a maturity of one year or more and are issued on or after April 1, 2009. These surcharges will be deposited in the DIF.

All eligible institutions participated in the program without cost for the first 30 days of the program. After November 12, 2008, institutions were assessed at the rate of 10 basis points for transaction account balances in excess of $250,000 and at the rate of between 50 and 100 basis points of the amount of debt issued. Beginning in January 2010, institutions that did not opt out of the Transaction Account Guarantee Program paid an increased assessment rate of 15 basis points for transaction account balances in excess of $250,000. QNB continued to participate in the Transaction Account Guarantee Program, but opted out of participation in the Debt Guarantee Program. Although the Transaction Account Guarantee Program was originally scheduled to expire on December 31, 2009, the FDIC implemented a final rule, effective as of October 1, 2009, extending the Transaction Account Guarantee Program by six months until June 30, 2010 (subject to the option of participating institutions to opt out of such six-month extension). QNB did not choose to opt out of the six-month extension. On April 19, 2010, the FDIC further extended the Transaction Account Guarantee Program through December 31, 2010. QNB continued to participate in the program throughout 2010. Included in the FDIC insurance premium expense noted above are premiums related to this program of $10,000 for 2010 and $7,000 for 2009.

Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At December 31, 2010, the Bank had no FHLB advances outstanding.

As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB. On October 28, 2010 the FHLB announced their decision to have a  limited excess capital stock repurchase. QNB received $115,000 on October 29, 2010. Further repurchases will be evaluated quarterly by the FHLB. At December 31, 2010, the Bank had $2,164,000 in stock of the FHLB which was well in excess of the amount needed to be in compliance with this requirement.

In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock to preserve capital. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the FHLB restricted stock as of December 31, 2010.

Emergency Economic Stabilization Act of 2008
On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law. EESA, among other measures, authorizes the U.S. Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program, or “TARP.” The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Under the TARP Capital Purchase Program, the U.S. Treasury purchased equity securities from participating institutions. EESA also temporarily increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This temporary increase was scheduled to expire on December 31, 2013; however, has been extended indefinitely due to the passage of the Dodd-Frank Act.

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

USA Patriot Act
The USA Patriot Act strengthens the anti-money laundering provisions of the Bank Secrecy Act.  The Act requires financial institutions to establish certain procedures to be able to identify and verify the identity of its customers. Specifically the Bank must have procedures in place to:
•	Verify the identity of persons applying to open an account;
•	Ensure adequate maintenance of the records used to verify a person’s identity; and
•	Determine whether a person is on any U.S. government agency list of known or suspected terrorists or a terrorist organization.

Check 21
In October 2003, the Check Clearing for the 21st Century Act, also known as Check 21, became law. Check 21 gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some major provisions of Check 21 include:
•	Allowing check truncation without making it mandatory;
•	Demanding that every financial institution communicate to account holders in writing a description of its substitute check processing program and their rights under the law;
•	Legalizing substitutions for and replacements of paper checks without agreement from consumers;
•	Retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;
•
Requiring that when account holders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act)
The Dodd-Frank Act was enacted on July 21, 2010. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

The Dodd-Frank Act requires various Federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The Federal agencies are given significant discretion in drafting such rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, effective July 21, 2011, a provision of the Dodd-Frank Act eliminates the Federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Under the Act, the assessment base will no longer be an institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

Bank and thrift holding companies with assets of less than $15 billion as of December 31, 2009, such as the Company, will be permitted to include trust preferred securities that were issued before May 19, 2010, as Tier 1 capital; however, trust preferred securities issued by a bank or thrift holding company (other than those with assets of less than $500 million) after May 19, 2010, will no longer count as Tier 1 capital. Trust preferred securities still will be entitled to be treated as Tier 2 capital.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” arrangements, and may allow greater access by shareholders to the company’s proxy material by authorizing the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets such as the Bank will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the Federal preemption rules that have been applicable for national banks and Federal savings associations, and gives state attorneys general the ability to enforce Federal consumer protection laws.

At this time it is difficult to predict the specific impact the Dodd-Frank Act and the yet-to-be written implementing rules and regulations will have on community banks at this time. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is presently unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Possible Future Legislation
Congress is often considering some financial industry legislation, and the Federal banking agencies routinely propose new regulations.  The Company cannot predict the future effect any new legislation, or new rules adopted by Federal or state banking agencies will have on the business of the Company and its subsidiaries.  Given that the financial industry remains under stress and severe scrutiny, and given that the U.S. economy has not yet fully recovered to pre-crisis levels of activity, the Company expects that there will be significant legislation and regulatory actions that may materially effect the banking industry for the foreseeable future.

Additional Information
QNB’s principal executive offices are located at 320 West Broad Street, Quakertown, Pennsylvania. Its telephone number is (215) 538-5600.

This annual report, including the exhibits and schedules filed as part of the annual report on Form 10-K, may be inspected at the public reference facility maintained by the Securities and Exchange Commission (SEC) at its public reference room at 100 F Street, NE, Washington, DC 20549 and copies of all, or any part thereof, may be obtained from that office upon payment of the prescribed fees.  You may call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room, and you can request copies of the documents upon payment of a duplicating fee by writing to the SEC.  In addition, the SEC maintains a website that contains reports, proxy and information statements and other information regarding registrants, including QNB, that file electronically with the SEC which can be accessed at www.sec.gov.

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

Economic and Market Risk

As discussed in the section “Supervision and Regulation,” the Board of Governors of the Federal Reserve System, the U.S. Congress, the U.S. Treasury, the FDIC, the SEC and others have taken numerous actions to address the liquidity and credit crisis that has followed the subprime mortgage meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the Federal funds rate; significant purchases of longer-term Treasury securities; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

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

Dramatic declines in the U.S. housing market over the past several years, with decreasing home prices and increasing delinquencies and foreclosures, may have a negative impact on the credit performance of mortgage, consumer, commercial and construction loan portfolios resulting in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment may negatively impact the credit performance of commercial and consumer credit, resulting in additional write-downs.

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
•
We also may be required to pay higher FDIC premiums because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

•	Our ability to borrow from other financial institutions or the FHLB could be adversely affected by disruptions in the capital markets or other events.
•	We may experience increases in foreclosures, delinquencies and customer bankruptcies.

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

Credit Risk
As a lender, QNB is exposed to the risk that its borrowers may be unable to repay their loans and that the current market value of any collateral securing the payment of their loans may not be sufficient to assure repayment in full.  Credit losses are inherent in the lending business and could have a material adverse effect on the operating results of QNB.  Adverse changes in the economy or business conditions, either nationally or in QNB’s market areas, could increase credit-related losses and expenses and/or limit growth. Substantially all of QNB’s loans are to businesses and individuals in its limited geographic area and any economic decline in this market could impact QNB adversely. QNB makes various assumptions and judgments about the collectability of its loan portfolio and provides an allowance for loan losses based on a number of factors.  If these assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses and may cause QNB to increase the allowance in the future by increasing the provision for loan losses, thereby having an adverse effect on operating results. QNB has adopted underwriting and credit monitoring procedures and credit policies that management believes are appropriate to control these risks; however, such policies and procedures may not prevent unexpected losses that could have a material adverse effect on QNB’s financial condition or results of operations.

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

At December 31, 2010, our lending limit per borrower was approximately $9,720,000. Accordingly, the size of loans that we may offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limit. However, there can be no assurance that such participations will be available or on terms which are favorable to us and our customers.

Impairment Risk
QNB purchases U.S. Government and U.S. Government agency debt securities, U.S. Government agency issued mortgage-backed securities or collateralized mortgage obligation securities, corporate debt securities and equity securities.  QNB is exposed to the risk that the issuers of these securities may experience significant deterioration in credit quality which could impact the market value of the issue.  QNB periodically evaluates its investments to determine if market value declines are other-than-temporary.  Once a decline is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized for the credit related portion of the impairment.

The Bank holds eight pooled trust preferred securities with an amortized cost of $3,640,000 and a fair value as of December 31, 2010 of $1,866,000. All of the trust preferred securities are available-for-sale securities and are carried at fair value. Currently, the market for these securities is not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels. These securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. The Bank owns the mezzanine tranches of these securities.

On a quarterly basis, we evaluate our debt securities for other-than-temporary impairment (OTTI), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit related portion and a non-credit related portion of OTTI are determined. All of the pooled trust preferred collateralized debt obligations held by QNB are rated lower than AA and are measured for OTTI within the scope of The FASB Accounting Standards Codification (ASC) 325 (formerly known as EITF 99-20-1). QNB performs a discounted cash flow analysis on all of its impaired debt securities to determine if the amortized cost basis of an impaired security will be recovered. In determining whether a credit loss exists, QNB uses its best estimate of the present value of cash flows expected to be collected from the debt security and discounts them at the effective yield implicit in the security at the date of acquisition or the prospective yield for those securities with prior OTTI charges. The discounted cash flow analysis is considered to be the primary evidence when determining whether credit related other-than-temporary impairment exists. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the fair value of the security and the amount of credit related impairment. During 2010 and 2009, charges representing credit impairment were recognized on our investment in pooled trust preferred collateralized debt obligations of $277,000 and $1,002,000, respectively.

The Company’s investment in marketable equity securities primarily consists of investments in large cap stock companies. These equity securities are analyzed for impairment on an ongoing basis. As a result of declines in some equity values, $33,000 and $521,000 of other-than-temporary impairment charges were taken in 2010 and 2009, respectively. QNB had five equity securities with unrealized losses of $43,000 at December 31, 2010. The severity and duration of the impairment is consistent with current stock market developments. Management believes these equity securities in an unrealized loss position will recover in the foreseeable future. QNB evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold those securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

The Bank is a member of the FHLB and is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB. At December 31, 2010, the Bank had $2,164,000 in stock of the FHLB which was in compliance with this requirement. These equity securities are restricted in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment write-downs have been recorded on these securities.

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

Technology Risk
The market for financial services is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking and mobile banking. Our ability to compete successfully in our markets may depend on the extent to which we are able to exploit such technological changes. However, we can provide no assurance that we will be able to properly or timely anticipate or implement such technologies or properly train our staff to use such technologies. Any failure to adapt to new technologies could adversely affect our business, financial condition or operating results.

Changes in accounting standards
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board (FASB) changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. Management believes the current financial statements are prepared in accordance with U.S. generally accepted accounting principles.

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

In response to the financial crisis that commenced in 2008, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the FDIC has taken actions to increase insurance coverage on deposit accounts.  The recently enacted Dodd-Frank Act provides for the creation of a consumer protection division at the Board of Governors of the Federal Reserve System that will have broad authority to issue regulations governing the services and products we provide consumers.  This additional regulation could increase our compliance costs and otherwise adversely impact our operations.  That legislation also contains provisions that, over time, could result in higher regulatory capital requirements and loan loss provisions for the Bank, and may increase interest expense due to the ability in July 2011 to pay interest on all demand deposits.  In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.  These proposals could result in credit losses or increased expense in pursuing our remedies as a creditor.  Recent regulatory changes impose limits on our ability to charge overdraft fees, which may decrease our non-interest income as compared to recent prior periods.

The potential exists for additional Federal or state laws and regulations, or changes in policy, affecting many aspects of our operations, including capital levels, lending and funding practices, and liquidity standards.  New laws and regulations may increase our costs of regulatory compliance and of doing business and otherwise affect our operations, and may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability.

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

Attracting and Retaining Skilled Personnel
Our success depends upon the ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees. Our ability to execute our business strategy and provide high quality service may suffer if we are unable to recruit or retain a sufficient number of qualified employees or if the costs of employee compensation or benefits increase substantially. QNB currently has employment agreements and change of control agreements with three of its senior officers.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, the Company is not required to respond to this item.

ITEM 2.	PROPERTIES

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
950 Mill Creek Road

ITEM 3.	LEGAL PROCEEDINGS

Although there is currently no material proceedings to which QNB is the subject, future litigation that arises during the normal course of QNB’s business could be material and have a negative impact on QNB’s earnings.  Future litigation also could adversely impact the reputation of QNB in the communities that it serves.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information
QNB common stock is quoted on the over-the-counter bulletin board (OTCBB). QNB had approximately 1,350 shareholders of record as of February 28, 2011.

The following table sets forth the high and low bid and ask stock prices for QNB common stock on a quarterly basis during 2010 and 2009. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

					Cash
	High		Low		Dividend
	Bid	Ask	Bid	Ask	Per Share
2010
First Quarter	$18.90	$19.03	$16.75	$17.05	$0.24
Second Quarter	20.55	21.20	17.80	19.00	0.24
Third Quarter	20.50	21.30	19.35	19.70	0.24
Fourth Quarter	21.00	22.00	19.60	20.00	0.24
2009
First Quarter	$18.00	$20.00	$15.55	$16.00	$0.24
Second Quarter	18.40	19.30	16.25	16.85	0.24
Third Quarter	17.06	18.25	16.05	16.15	0.24
Fourth Quarter	18.00	18.90	16.20	16.50	0.24

QNB has traditionally paid quarterly cash dividends on the last Friday of each quarter.  The Company expects to continue the practice of paying quarterly cash dividends to its shareholders; however, future dividends are dependent upon future earnings, financial condition, appropriate legal restrictions, and other factors relevant at the time the board of directors considers declaring a dividend. Certain laws restrict the amount of dividends that may be paid to shareholders in any given year.  See “Capital Adequacy” section of this Form 10-K filing, and Note 19 of the Notes to Consolidated Financial Statements of this Form 10-K filing, for the information that discusses and quantifies this regulatory restriction.

The following table provides information on repurchases by QNB of its common stock in each month of the quarter ended December 31, 2010.

	Total		Total Number of Shares	Maximum Number
	Number	Average	Purchased as Part of	of Shares that may
	of Shares	Price Paid	Publicly Announced	yet be Purchased
Period	Purchased	per Share	Plan	Under the Plan
October 1, 2010 through October 31, 2010	–	N/A	–	42,117
November 1, 2010 through November 30, 2010	–	N/A	–	42,117
December 1, 2010 through December 31, 2010	–	N/A	–	42,117
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

QNB Corp.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
QNB Corp.	100.00	97.49	97.16	72.84	74.77	92.39
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL $500M-$1B Bank Index	100.00	113.73	91.14	58.40	55.62	60.72
SNL Mid-Atlantic Bank Index	100.00	120.02	90.76	50.00	52.63	61.40
Source : SNL Financial LC, Charlottesville, VA

ITEM 6.   SELECTED FINANCIAL DATA (in thousands, except share and per share data)

Year Ended December 31,	2010	2009	2008	2007	2006
Income and Expense
Interest income	$36,183	$35,368	$35,285	$35,305	$32,002
Interest expense	10,270	13,667	15,319	17,738	15,906
Net interest income	25,913	21,701	19,966	17,567	16,096
Provision for loan losses	3,800	4,150	1,325	700	345
Non-interest income	4,339	3,885	3,300	907	3,937
Non-interest expense	17,401	16,586	14,628	14,441	13,234
Income before income taxes	9,051	4,850	7,313	3,333	6,454
Provision for income taxes	1,834	623	1,560	286	1,034
Net income	$7,217	$4,227	$5,753	$3,047	$5,420

Share and Per Share Data
Net income - basic	$2.32	$1.37	$1.83	$0.97	$1.73
Net income - diluted	2.32	1.36	1.82	0.96	1.71
Book value	19.52	18.24	17.21	16.99	16.11
Cash dividends	0.96	0.96	0.92	0.88	0.84
Average common shares outstanding - basic	3,105,565	3,094,624	3,135,608	3,130,179	3,124,724
Average common shares outstanding - diluted	3,114,722	3,103,433	3,161,326	3,174,873	3,176,710

Balance Sheet at Year-end
Federal funds sold	–	–	$4,541	–	$11,664
Investment securities available-for-sale	$290,564	$256,862	219,597	$191,552	219,818
Investment securities held-to-maturity	2,667	3,347	3,598	3,981	5,021
Restricted investment in bank stocks	2,176	2,291	2,291	954	3,465
Loans held-for-sale	228	534	120	688	170
Loans receivable	482,182	449,421	403,579	381,016	343,496
Allowance for loan losses	(8,955)	(6,217)	(3,836)	(3,279)	(2,729)
Other earning assets	6,414	22,158	1,314	579	778
Total assets	809,260	762,426	664,394	609,813	614,539
Deposits	694,977	634,103	549,790	494,124	478,922
Borrowed funds	50,094	63,433	56,663	58,990	82,113
Shareholders’ equity	61,090	56,426	53,909	53,251	50,410

Selected Financial Ratios
Net interest margin	3.72%	3.42%	3.56%	3.32%	3.12%
Net income as a percentage of:
Average total assets	0.93	0.59	0.91	0.51	0.91
Average shareholders’ equity	12.53	7.73	10.76	5.94	10.89
Average shareholders’ equity to average total assets	7.42	7.70	8.47	8.51	8.37
Dividend payout ratio	41.32	70.31	50.17	90.42	48.45

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Net income for the year ended December 31, 2010 was $7,217,000, or $2.32 per share on a diluted basis, and represents a record year for the Company. In 2009, the Company reported net income of $4,227,000, or $1.36 per share on a diluted basis.

Two important measures of profitability in the banking industry are an institution’s return on average assets and return on average shareholders’ equity. Return on average assets was 0.93% and 0.59% in 2010 and 2009, respectively, and return on average shareholders’ equity was 12.53% and 7.73% during  those same periods.

The core functions of the Bank, gathering deposits and making loans, continued to show strength and contributed positively to the results for both 2010 and 2009. QNB took advantage of disruptions in its local banking market to grow both loans and deposits. This growth when combined with a declining cost of funds resulted in significant improvement in net interest income and the net interest margin and helped the Company to achieve record net income for 2010. However, the challenging economic environment and the continued uncertainty in the financial markets negatively impacted QNB’s earnings performance during these same periods as QNB had to record a higher than normal level of provision for loan losses and recognize credit related other-than-temporary impairment charges (OTTI) on investment securities. In addition, the results for 2009 were impacted by higher industry-wide FDIC insurance premiums plus a special industry-wide FDIC assessment. These FDIC actions were a result of bank failures which significantly impacted the level of the Deposit Insurance Fund.

2010 versus 2009

The results for 2010 include the following significant components:

Net interest income increased $4,212,000, or 19.4%, to $25,913,000 for 2010.
•
Average earning assets increased $64,261,000, or 9.4%, to $747,453,000 for 2010 with average loans increasing $39,139,000, or 9.1%, to $467,063,000, and average investment securities increasing $20,203,000, or 8.3%, to $263,307,000. The growth in loans was primarily real estate secured commercial loans and to a lesser degree commercial and industrial loans and tax-exempt state and municipal loans.

•
Funding the growth in earning assets was an increase in average total deposits of $71,585,000, or 12.0%, to $665,913,000 for 2010. The growth is a result of increases in core deposits, including checking, savings and money market accounts. The growth in deposit balances reflects the positive response to two of QNB’s high yielding deposit products, QNB Rewards Checking and Online eSavings, as well as customer’s desire to do business with a strong institution that believes in community bank principles.

•
While the economy has shown signs of improvement, issues in the residential and commercial real estate markets persist as do high levels of unemployment and low levels of inflation. In response to these factors the Federal Reserve Open Market Committee maintained its position of an exceptionally low level for the Federal funds rate throughout 2010.  As detailed below, Treasury yields were volatile during 2010 and declined to historically low levels in the fourth quarter of 2010 before rebounding towards the end of the year.  A low level of interest rates have been in place since 2008 and have resulted in lower yields earned on both loans and investment securities as well as lower rates paid on deposits and borrowed funds.

	December 31,		Low	High
	2009	2010	during 2010	during 2010
3 month Treasury	0.07%	0.12%	0.03%	0.18%
2 year Treasury	1.15	0.60	0.33	1.17
5 year Treasury	2.69	2.01	1.03	2.74
10 year Treasury	3.88	3.30	2.39	3.99

•
The net interest margin for 2010 was 3.72% compared to 3.42% for 2009 with lower deposit costs being a significant factor in the improvement. The interest rate paid on interest-bearing deposits declined by 73 basis points from 2.20% for 2009 to 1.47% for 2010. The decline in the rate paid on deposits largely resulted from the repricing of time deposits at lower market rates. The average rate paid on time deposits declined from 3.15% for 2009 to 2.12% for 2010.

•
Lower interest rates also had a negative impact on the yields on earning assets, especially investment securities. The average rate on earning assets declined 32 basis points when comparing the two years with the average rate earned on investment securities falling 73 basis points from 4.80% for 2009 to 4.07% for 2010. The extended period of low interest rates resulted in an increase in the amount of cash flow that was reinvested into lower yielding securities. Helping to minimize the impact of lower securities yields on the yield on earning assets was the minimal decline in the average rate earned on the loan portfolio. The average rate earning on loans declined only seven basis points from 5.92% for 2009 to 5.85% for 2010.

•
Contributing to the increase in both net interest income and the net interest margin was a reduction in interest expense on long-term debt resulting from the maturity and repayment of $15,000,000 in borrowings at an average cost of 3.61%.

QNB recorded a provision for loan losses of $3,800,000 for 2010, a slight decrease from the $4,150,000 recorded in  2009. As a result of an increase in specific reserves for impaired loans, loan growth, increases in non-performing, delinquent and classified loans and continued concerns related to current economic conditions, QNB increased the allowance for loan losses to reflect these conditions.
•	The allowance for loan losses of $8,955,000 represents 1.86% of total loans at December 31, 2010 compared to $6,217,000, or 1.38% of total loans at December 31, 2009.
•	Net charge-offs for 2010 were $1,062,000, or 0.23% of average total loans, as compared with $1,769,000, or 0.41% of average total loans for 2009.
•
Total non-performing loans, which represent loans on non-accrual status, loans past due more than 90 days and still accruing interest, and restructured loans, were $9,872,000, or 2.05% of total loans at December 31, 2010, compared to $6,102,000, or 1.36% of total loans at December 31, 2009.

•	Total delinquent loans, which includes loans past due more than 30 days, increased to 2.82% of total loans at December 31, 2010 compared with 2.17% of total loans at December 31, 2009.
•
QNB’s non-performing loan ratio of 2.05%, while elevated, continues to compare favorably with the average for Pennsylvania commercial banks with assets between $500 million and $1 billion, as reported by the FDIC. The total non-performing loan ratio for these Pennsylvania commercial banks was 3.14% of total loans as of December 31, 2010.

Non-interest income increased $454,000 to $4,339,000 for 2010
•
Net losses on investment securities were $1,000 in 2010 compared with net losses of $454,000 in 2009. The net loss on investment securities for 2010 was comprised of credit related OTTI charges of $310,000 which was almost entirely offset by net gains on the sale of securities of $309,000. The net loss for 2009 was comprised of credit related OTTI charges on pooled trust preferred securities and equity securities of $1,523,000 and net gains on the sales of securities of $1,069,000.

•	Gains on the sale of residential mortgages decreased from $633,000 in 2009 to $494,000 in 2010, largely a result of a decline in mortgage activity and the volume of mortgages sold.
•
Fees for services to customers declined $172,000 when comparing the two years. Overdraft income, which represents approximately 73% of total fees for services to customers in 2010, declined by $217,000, or 16.0%, when comparing 2010 to 2009. The decline in overdraft income is a result of the implementation of new rules under Regulation E and a reduction in the per item fee charged to customers.

•	ATM and debit card income increased $212,000, or 20.9%, to $1,228,000 for 2010 as a result of the continued acceptance and use by consumers and business cardholders.
•	Net losses on other real estate owned and repossessed assets declined from $134,000 in 2009 to $2,000 for 2010.

Non-interest expense increased $815,000, or 4.9%, to $17,401,000 for 2010.
•
Salary and benefit expense increased $474,000, or 5.6%, when comparing 2010 and 2009. A company-wide incentive compensation expense contributed $211,000 to the increase. There was no incentive compensation expense in 2009. Payroll tax and retirement plan expense increased $56,000, principally a function of higher salary expense, while medical and dental premiums increased $44,000 compared to 2009.

•
Net occupancy expense increased $192,000 with the majority of the increase related to lease expense for the new permanent Wescosville branch as well as increased expenses for utilities, building repairs and maintenance and security.

•	Marketing expense increased $90,000 to $737,000 for 2010. The majority of the increase relates to a $56,000 increase in donations and a $15,000 increase in public relations expense.
•
FDIC insurance premiums decreased $170,000, or 14.0%, to $1,041,000 for 2010. The 2009 expense included a special assessment levied on all insured institutions by the FDIC during the second quarter of 2009. The special assessment contributed $332,000 to the total FDIC costs in 2009. There was no similar special assessment in 2010. Partially offsetting this reduction in 2010 was the impact on the premiums resulting from significant growth in deposits combined with a slightly higher assessment rate in 2010 compared with 2009.

•
Expenses in connection with foreclosed real estate and repossessed assets increased $89,000, with the majority of the increase related to costs associated with maintaining a property the Bank owns that is classified as other real estate owned (OREO).

These items, as well as others, will be explained more thoroughly in the next sections.

Net Interest Income
The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the years ended December 31, 2010 and 2009.

Net Interest Income
Year Ended December 31,	2010	2009
Total interest income	$36,183	$35,368
Total interest expense	10,270	13,667
Net interest income	25,913	21,701
Tax-equivalent adjustment	1,907	1,658
Net interest income (tax-equivalent basis)	$27,820	$23,359

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

Net interest income increased $4,212,000, or 19.4%, to $25,913,000 for 2010. On a tax-equivalent basis, net interest income for 2010 increased $4,461,000, or 19.1%, to $27,820,000. Several factors contributed to the significant increase in net interest income. Continued strong growth in deposits and the deployment of these deposits into loans and investment securities was one contributing factor. Total average deposits increased $71,585,000, or 12.0%, to $665,913,000 when comparing 2010 and 2009. Over this same time period total average loans increased $39,139,000, or 9.2%, and total average investment securities increased $20,203,000, or 8.3%. An even more significant factor was the decrease in interest expense resulting from a change in the mix of deposit types, the pricing of new and reinvested time deposits and money market accounts at lower market rates and a reduction in higher cost long-term debt. As a result of these factors the net interest margin improved to 3.72% for 2010 compared with 3.42% for 2009.

While the economy has shown signs of improvement, issues in the residential and commercial real estate markets persist as do high levels of unemployment and extremely low levels of inflation. As a result of these factors, as well as actions by the Fed, both actual and anticipated, interest rates on Treasury securities declined during 2010 to historically low levels. These low levels of interest rates have been in place since 2008 and have resulted in lower yields earned on both loans and investment securities as well as lower rates paid on deposits and borrowed funds.

Average Balances, Rates, and Interest Income and Expense Summary (Tax-Equivalent Basis)
	2010			2009			2008
	Average	Average		Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	–	–	–	$992	0.15%	$2	$6,281	2.20%	$138
Investment securities:
U.S. Treasury	$3,924	0.56%	$22	5,075	1.41	71	5,152	3.46	178
U.S. Government agencies	58,050	2.88	1,671	47,717	3.97	1,892	37,391	5.03	1,881
State and municipal	59,141	6.22	3,676	50,921	6.50	3,308	43,394	6.51	2,826
Mortgage-backed and CMOs	134,859	3.85	5,192	126,883	4.89	6,200	107,069	5.50	5,894
Corporate bonds (fixed and variable)	4,313	1.24	54	5,839	1.36	79	12,689	6.11	776
Money market mutual funds	–	–	–	3,461	0.68	23	865	2.62	23
Equities	3,020	3.66	111	3,208	3.15	101	4,177	2.57	107
Total investment securities	263,307	4.07	10,726	243,104	4.80	11,674	210,737	5.54	11,685

Loans:
Commercial real estate	252,604	5.95	15,041	219,991	6.16	13,544	183,212	6.68	12,242
Residential real estate*	24,468	5.74	1,405	24,710	5.95	1,471	21,737	6.13	1,332
Home equity loans	60,192	5.02	3,023	64,918	5.14	3,338	68,249	5.83	3,977
Commercial and industrial	82,074	5.27	4,327	74,343	5.09	3,786	67,542	5.98	4,042
Indirect lease financing	13,910	8.97	1,248	14,735	8.62	1,270	13,372	9.79	1,309
Consumer loans	3,163	13.78	436	3,986	10.71	427	4,524	11.49	520
Tax-exempt loans	30,652	6.02	1,844	25,241	5.91	1,491	24,362	6.05	1,475
Total loans, net of unearned income	467,063	5.85	27,324	427,924	5.92	25,327	382,998	6.50	24,897
Other earning assets	17,083	0.23	40	11,172	0.21	23	2,430	2.33	56
Total earning assets	747,453	5.10	38,090	683,192	5.42	37,026	602,446	6.10	36,776
Cash and due from banks	10,157			9,815			10,716
Allowance for loan losses	(7,129)			(4,668)			(3,425)
Other assets	26,118			22,241			21,955
Total assets	$776,599			$710,580			$631,692

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing demand	$83,546	0.65%	545	$70,398	0.57%	403	$57,883	0.27%	156
Municipals	40,242	0.91	366	33,077	1.08	357	39,738	2.06	818
Money market	75,128	0.76	568	60,535	1.16	703	48,027	1.83	879
Savings	93,576	0.79	739	51,245	0.37	189	43,859	0.39	169
Time	211,867	2.09	4,420	218,047	3.13	6,829	198,500	4.10	8,143
Time of $100,000 or more	105,482	2.19	2,306	107,764	3.18	3,424	77,765	4.09	3,179
Total interest-bearing deposits	609,841	1.47	8,944	541,066	2.20	11,905	465,772	2.86	13,344
Short-term borrowings	27,658	0.97	269	21,817	1.14	248	22,197	2.12	471
Long-term debt	22,077	4.72	1,057	35,000	4.27	1,514	34,535	4.28	1,504
Total interest-bearing liabilities	659,576	1.56	10,270	597,883	2.29	13,667	522,504	2.93	15,319
Non-interest bearing deposits	56,072			53,262			51,170
Other liabilities	3,362			4,725			4,532
Shareholders’ equity	57,589			54,710			53,486
Total liabilities and shareholders’ equity	$776,599			$710,580			$631,692
Net interest rate spread		3.54%			3.13%			3.17%
Margin/net interest income		3.72%	$27,820		3.42%	$23,359		3.56%	$21,457
Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.
Non-accrual loans and investment securities are included in earning assets.
* Includes loans held-for-sale.

Rate-Volume Analysis of Changes in Net Interest Income (1) (2) (3)
	2010 vs. 2009			2009 vs. 2008
	Change due to		Total	Change due to		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Federal funds sold	$(2)	–	$(2)	$(116)	$(20)	$(136)
Investment securities:
U.S. Treasury	(16)	$(33)	(49)	(3)	(104)	(107)
U.S. Government agencies	410	(631)	(221)	519	(508)	11
State and municipal	533	(165)	368	490	(8)	482
Mortgage-backed and CMOs	390	(1,398)	(1,008)	1,090	(784)	306
Corporate bonds (fixed and variable)	(20)	(5)	(25)	(419)	(278)	(697)
Money market mutual funds	(23)	–	(23)	67	(67)	–
Equities	(6)	16	10	(24)	18	(6)
Loans:
Commercial real estate	2,008	(511)	1,497	2,457	(1,155)	1,302
Residential real estate	(14)	(52)	(66)	182	(43)	139
Home equity loans	(243)	(72)	(315)	(194)	(445)	(639)
Commercial and industrial	394	147	541	407	(663)	(256)
Indirect lease financing	(71)	49	(22)	134	(173)	(39)
Consumer loans	(88)	97	9	(62)	(31)	(93)
Tax-exempt loans	319	34	353	53	(37)	16
Other earning assets	13	4	17	203	(236)	(33)
Total interest income	3,584	(2,520)	1,064	4,784	(4,534)	250
Interest expense:
Interest-bearing demand	76	66	142	34	213	247
Municipals	77	(68)	9	(138)	(323)	(461)
Money market	170	(305)	(135)	229	(405)	(176)
Savings	156	394	550	29	(9)	20
Time	(194)	(2,215)	(2,409)	802	(2,116)	(1,314)
Time of $100,000 or more	(73)	(1,045)	(1,118)	1,227	(982)	245
Short-term borrowings	67	(46)	21	(8)	(215)	(223)
Long-term debt	(559)	102	(457)	16	(6)	10
Total interest expense	(280)	(3,117)	(3,397)	2,191	(3,843)	(1,652)
Net interest income	$3,864	$597	$4,461	$2,593	$(691)	$1,902
(1) Loan fees have been included in the change in interest income totals presented. Non-accrual loans and investment securities have been included in average balances.
(2) Changes due to both volume and rates have been allocated in proportion to the relationship of the dollar amount change in each.
(3) Interest income on loans and securities is presented on a tax-equivalent basis.

 The Rate-Volume Analysis table, as presented on a tax-equivalent basis, highlights the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $1,064,000, or 2.9%, in 2010, to $38,090,000, while total interest expense decreased $3,397,000, or 24.9%, to $10,270,000. The increase in interest income was the result of the growth in earning assets outpacing the impact of the decline in interest rates. Volume growth contributed an additional $3,584,000 of interest income offsetting the decline in interest income of $2,520,000 resulting from lower interest rates. With regard to interest expense, lower funding costs resulted in a decline in interest expense of $3,117,000.

The yield on earning assets on a tax-equivalent basis decreased 32 basis points from 5.42% for 2009 to 5.10% for 2010. The yield on earning assets has held up fairly well as a result of the ability to grow loans at reasonable returns. This has been offset in part by the decline in the yield on the investment portfolio due to the call or prepayment of a significant amount of higher yielding securities the proceeds of which were reinvested at much lower rates. In comparison, the rate paid on interest-bearing liabilities decreased 73 basis points from 2.29% for 2009 to 1.56% for 2010.

Interest income on investment securities decreased $948,000 when comparing the two years as the $20,203,000, or 8.3%, increase in average balances could only partially offset the 73 basis point decline in the average yield of the portfolio. The average yield on the investment portfolio was 4.07% for 2010 compared with 4.80% for 2009. As noted previously, the decline in the yield on the investment portfolio is primarily the result of the extended period of low interest rates which has resulted in an increase in cash flow from the investment portfolio as prepayment speeds on mortgage-backed securities and CMOs ramped-up as did the amount of calls of agency and municipal securities. The reinvestment of these funds was generally in securities that had lower yields than what they replaced. The growth in the investment portfolio was primarily in high quality U.S. Government agency issued mortgage-backed and CMO securities as well as in tax-exempt state and municipal bonds.

Income on Government agency securities decreased $221,000, as the yield declined 109 basis points from 3.97% for 2009 to 2.88% for 2010, with lower yields reducing interest income by $631,000. Most of the bonds in the agency portfolio have call features ranging from three months to five years, many of which were exercised as a result of the low interest rate environment. The proceeds from these called bonds were reinvested in securities with significantly lower yields. The average balance of Government agency securities increased $10,333,000, or 21.7% and contributed $410,000 in additional income. The growth in this sector is primarily the result of an increase in deposits of a local school district. Agency bonds were purchased to match the cash flow needs of the school district over the course of the year. Since these bonds were very short-term their average yields were low, also contributing to the decline in the overall yield of the agency portfolio.

Interest income on mortgage-backed securities and CMOs decreased $1,008,000 with lower yields being the primary factor. The yield on the mortgage-backed portfolio decreased 104 basis points from 4.89% to 3.85% when comparing 2009 and 2010. With the historically low interest rate environment mortgage refinancing activity was significant resulting in an increase in prepayments on these securities. Since most of these securities were purchased at a premium, prepayments result in a shorter amortization period of this premium and therefore a reduction in income.  The impact on income of lower yields was partially offset by a $7,976,000, or 6.3%, increase in average balances which resulted in additional income of $390,000.

Interest on tax-exempt municipal securities increased $368,000 with higher balances accounting for $533,000 of additional income. Average balances of tax-exempt municipal securities increased $8,220,000, or 16.1%, to $59,141,000 for 2010. As a result of credit concerns in the municipal market arising from issues with the insurance companies that insure the bonds during 2009 and concerns over the general health of state and municipal governments because of declining revenues and budget issues resulting from economic conditions in 2010, municipal bond yields declined but not to the same degree as yields on other types of securities. As a result QNB expanded its purchase of municipal bonds, primarily general obligation bonds of issuers with strong underlying credit ratings.  The yield on the state and municipal portfolio decreased 28 basis points from 6.50% for 2009 to 6.22% for 2010.  As of December 31, 2010 the balance in this category was $66,255,000 with a tax-equivalent yield of 5.84%.

With the issues in the economy and low levels of inflation the Federal Reserve Open Market Committee has indicated it will continue to keep its target rate at between 0.0% and 0.25% for an extended period of time and will continue its purchases of Treasury securities through its quantitative easing program. Therefore, Treasury yields, despite coming off their historic lows at the end of 2010 will likely remain at fairly low levels. When combined with spread tightening on agency bonds, mortgage securities and municipal securities, yields on investment securities are anemic. As a result the yield on the total investment portfolio is anticipated to continue to decline as cash flow from the portfolio, as well as excess liquidity, is invested at current market rates which are significantly below the projected portfolio yield at December 31, 2010 of 3.79%.

Income on loans increased $1,997,000 to $27,324,000 comparing 2010 to 2009 as the impact of declining interest rates was offset by the growth in the portfolio. Average loans increased $39,139,000, or 9.1%, and this volume increase contributed an additional $2,305,000 in interest income. The yield on loans decreased only seven basis points, to 5.85% when comparing the same periods, resulting in a reduction in interest income of $308,000. Reducing the impact of the decline in interest rates on loans is the structure of the loan portfolio, which has a significant portion of fixed-rate and adjustable-rate loans with fixed-rate terms for three to ten years. Also helping to stabilize the yield was the implementation of interest rate floors on some variable-rate commercial loans and home equity lines of credit. The rate earned on loans has not fallen to the degree that the rate earned on investment securities, which are more closely tied to the Treasury yield curve. Most variable-rate loans are indexed to the Prime lending rate which did not change during 2010.

QNB took advantage of disruptions in its local banking market during 2009 and 2010 to grow its loan portfolio, particularly the commercial loan portfolio. Most of the growth in the loan portfolio, both in terms of balances and interest income, was in the category of commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. This category also includes construction and land development loans. Income on commercial real estate loans increased $1,497,000, with average balances increasing $32,613,000, or 14.8%, to $252,604,000, for 2010. The growth in this category resulted in an additional $2,008,000 in interest income. The yield on commercial real estate loans was 5.95% for 2010, a decline of 21 basis points from the 6.16% reported for 2009. The decline in the yield on the portfolio reduced interest income by $511,000.

Interest on commercial and industrial loans, the second largest category, increased $541,000 with a positive impact from both the growth in balances and the increase in the yield. Average commercial and industrial loans increased $7,731,000, or 10.4%, to $82,074,000 for 2010, contributing an additional $394,000 in interest income. The average yield on these loans increased 18 basis points to 5.27% resulting in an increase in interest income of $147,000. The implementation of interest rate floors on some loans in this category, primarily lines of credit indexed to the Prime lending rate, was a major factor in the improvement in the yield.

Another strong growth area has been loans to tax-exempt municipalities and organizations. This category of loans increased $5,411,000, or 21.4%, when comparing the average balances for 2010 and 2009. This growth in balances along with an increase in the yield on the portfolio from 5.91% for 2009 to 6.02% for 2010 resulted in an increase in interest income of $353,000.

Income on home equity loans declined by $315,000 when comparing the two years. During this same time period average home equity loans decreased $4,726,000, or 7.3%, to $60,192,000, while the yield on the home equity portfolio decreased 12 basis points to 5.02%. The demand for home equity loans has declined as home values have fallen eliminating some homeowners’ equity in their homes while others have taken advantage of the low interest rates on mortgages and refinanced their home equity loans into a new mortgage. Included in the home equity portfolio are floating rate home equity lines tied to the Prime lending rate. The average balance of these loans increased by $3,102,000, or 14.2%, to $24,992,000 for 2010. In contrast, average fixed-rate home equity loans declined by $7,828,000, or 18.1%, to $35,200,000. Customers who are opening home equity loans are choosing the floating rate option indexed to Prime even with a rate floor because the rate is currently significantly lower than a fixed rate home equity loan. In an attempt to boost demand, QNB has been offering an attractive fixed rate home equity loan promotion. This promotion which began during the second quarter of 2010 has had limited success, an indication of lack of demand by homeowners.

Income on other earning assets is comprised of interest on deposits in correspondent banks, primarily the Fed and dividends on restricted investments in bank stocks, primarily the Federal Home Loan Bank of Pittsburgh (FHLB). Income on other earning assets increased from $23,000 for 2009 to $40,000 for 2010. Beginning in December 2008, the Fed began paying 0.25% on balances in excess of required reserves. With this rate being above what could be earned on selling Federal funds or investing in AAA rated money market mutual funds excess liquidity was housed at the Fed. The average balance held at the Federal Reserve Bank was $14,671,000 for 2010 compared with $8,385,000 for 2009. In December 2008, the FHLB notified member banks that it was suspending dividend payments to preserve capital. There was no dividend income from the FHLB in either 2010 or 2009.

For the most part, earning assets are funded by deposits, which increased on average by $71,585,000, or 12.0%, to $665,913,000, when comparing 2010 and 2009. This follows an increase of $77,386,000, or 15.0% between 2008 and 2009. It appears that customers continue to be attracted to the safety of FDIC insured deposits and the stability of a strong local community bank as opposed to the volatility of the equity markets and the uncertainty of the larger regional and national banks. On October 3, 2008, in response to the ongoing economic crisis affecting the financial services industry, the Emergency Economic Stabilization Act of 2008 was enacted which temporarily raised the basic limit on FDIC coverage from $100,000 to $250,000 per depositor until December 31, 2009. However, legislation was passed during the second quarter of 2009 that extended the higher coverage through December 31, 2013. The recently enacted Dodd-Frank Act made the $250,000 coverage permanent. In addition, on October 13, 2008, the FDIC established a program under which the FDIC fully guaranteed all non-interest bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”). On August 26, 2009 the FDIC amended the program to extend the date six months until June 30, 2010 to those institutions that do not opt out of participating. On April 19, 2010 the program was extended again until December 31, 2010. QNB participated in the Transaction Account Guarantee Program. To participate in this program QNB paid a fee of 15 basis points in 2010. These programs likely contributed to the growth in deposits.

While total income on earning assets on a tax-equivalent basis increased $1,064,000 when comparing 2010 to 2009, total interest expense declined $3,397,000. Interest expense on total deposits decreased $2,961,000 while interest expense on borrowed funds decreased $436,000 when comparing the two years. The rate paid on interest-bearing liabilities decreased 73 basis points from 2.29% for 2009 to 1.56% for 2010. During this same period, the rate paid on interest-bearing deposits decreased 73 basis points from 2.20% to 1.47%.

All categories of average deposits, except for time deposits, increased when comparing 2010 to the same period in 2009. Unlike prior years the growth was not centered in time deposits but in accounts with greater liquidity, such as interest-bearing demand, interest-bearing municipal accounts, money market and savings deposits. Average interest-bearing demand accounts increased $13,148,000, or 18.7%, to $83,546,000 for 2010 compared to 2009. Interest expense on interest-bearing demand accounts increased from $403,000 for 2009 to $545,000 for 2010 while the average rate paid increased from 0.57% to 0.65%. The increase in the average rate paid reflects a change in the mix of accounts included in interest-bearing demand accounts. Included in this category is QNB Rewards checking, a high rate checking account. For most of 2009 the product paid a yield of 3.25% on balances up to $25,000. This yield was reduced on February 10, 2010 to 2.75% and again on August 18, 2010 to 2.05% as Treasury rates declined to historic lows. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post per statement cycle. For 2010, the average balance in this product was $25,885,000 and the related interest expense was $512,000 for an average yield of 1.98%. This lower rate reflects the lower rate paid on accounts that do not meet the qualifications or on balances in excess of $25,000 which paid 1.01% until August 18, 2010 and 0.75% thereafter. In comparison the average balance for 2009 was $14,056,000 with a related interest expense of $373,000 and an average rate paid of 2.65%. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $56,342,000 for 2009 to $57,661,000 for 2010 while the average rate paid on these balances was 0.06% for both years.

Interest expense on municipal interest-bearing demand accounts increased from $357,000 for 2009 to $366,000 for 2010. The increase in interest expense was the result of an increase in average balances offsetting a slight decline in the rate paid. The average balance of municipal interest-bearing demand accounts increased $7,165,000, or 21.7%, while the average interest rate paid on these accounts decreased from 1.08% for 2009 to 0.91% for 2010. Most of these accounts are tied directly to the Federal funds rate with most having rate floors between 0.25% and 1.00%. The balances in many of these accounts are seasonal in nature and are dependent upon the timing of the receipt of taxes and the disbursement by the schools and municipalities.

Average money market accounts increased $14,593,000, or 24.1%, to $75,128,000 for 2010 compared with 2009. The growth in balances in money market accounts was centered primarily in business accounts. Despite the significant increase in balances, interest expense on money market accounts decreased $135,000 to $568,000 for 2010 compared to 2009. The average interest rate paid on money market accounts was 1.16% for 2009 and 0.76% for 2010, a decline of 40 basis points. Included in total money market balances is the Select money market account, a higher yielding money market product that pays a tiered rate based on account balances. With the sharp decline in short-term interest rates, the rates paid on the Select money market account have declined as well.  The average rate paid on Select money market accounts in 2010 was 0.85% a decline of 48 basis points from the average rate of 1.33% paid in 2009.

During the second quarter of 2009, QNB introduced an online eSavings account to compete with other online savings accounts. This product was introduced at a yield of 1.85% and has been extremely successful having grown to balances of $67,435,000 at December 31, 2010. The eSavings yield was reduced to 1.60% on March 17, 2010 and to 1.30% on August 6, 2010. The average balance of this product was $42,582,000 for 2010 compared with $3,874,000 for 2009 and contributed to the $42,331,000, or 82.6%, increase in total average savings accounts when comparing the two years. Average statement savings accounts also increased $3,819,000, or 8.2%, when comparing the same periods. As a result of the eSavings product the average rate paid on savings accounts increased 42 basis points from 0.37% for 2009 to 0.79% for 2010 and interest expense increased $550,000 from $189,000 for 2009 to $739,000 for 2010. The growth in balances appears to reflect the desire for safety, liquidity and a better rate than short-term time deposits.

The repricing of time deposits at lower rates over the past couple of years has had the greatest impact on total interest expense when comparing the two years. Total interest expense on time deposits decreased $3,527,000, or 34.4%, to $6,726,000 for 2010. Average total time deposits decreased by $8,462,000, or 2.6%, to $317,349,000 for 2010. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. Over the course of 2009 and 2010 a significant amount of time deposits have repriced lower as market rates have declined. The average rate paid on time deposits decreased from 3.15% to 2.12% when comparing 2009 to 2010.

Approximately $232,201,000, or 74.8%, of time deposits at December 31, 2010 will reprice or mature over the next 12 months. The average rate paid on these time deposits is approximately 1.76%. During the first quarter of 2011 approximately $104,417,000 of time deposits yielding 2.19% will reprice or mature. Given the short-term nature of QNB’s time deposit portfolio and the current rates being offered, it is likely that the average rate paid on time deposits should continue to decline during 2011 as higher costing time deposits are repriced lower. However, given the short-term nature of these deposits interest expense could increase if short-term time deposit rates were to increase suddenly. It is anticipated, given recent history, that some of these maturing time deposits will migrate to the online savings or money market accounts or be withdrawn.

Short-term borrowings are primarily comprised of sweep accounts structured as repurchase agreements with our commercial customers. Interest expense on short-term borrowings increased by $21,000 to $269,000 when comparing the two years. During this period average balances increased $5,841,000 to $27,658,000 while the average rate paid declined from 1.14% to 0.97%.

Contributing to the decrease in total interest expense was a reduction in interest expense on long-term debt of $457,000. In January 2010, $10,000,000 in FHLB advances at a rate of 2.97% matured and were repaid. In addition, in April 2010 another $5,000,000 of debt at a rate of 4.90% matured and was repaid resulting in the reduction in expense. The average balance of long-term debt for 2010 was $22,077,000 compared with $35,000,000 in 2009. Since the average rate paid on the debt that was repaid was lower than the remaining debt the average rate paid increased from 4.27% for 2009 to 4.72% for 2010.

Provision For Loan Losses
The provision for loan losses represents management’s determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management’s best estimate of the known and inherent losses in the existing loan portfolio. Actual loan losses, net of recoveries, serve to reduce the allowance. Recent economic conditions contributed to high rates of unemployment and a softening of the residential and commercial real estate markets. These factors have had a negative impact on both consumers and small businesses and have contributed to higher than historical levels of net charge-offs and non-performing, impaired and classified loans over the past two years. These results when combined with the inherent risk related to the significant growth in the loan portfolio, contributed to QNB recording  provision for loan losses of $3,800,000 in 2010, a slight decrease from the $4,150,000 recorded in 2009. Further deterioration in credit quality could result in a continuation of an elevated provision for loan losses in 2011.

Non-Interest Income Comparison
	Change from Prior Year
Year Ended December 31,	2010	2009	Amount	Percent
Fees for services to customers	$1,571	$1,743	$(172)	(9.9)%
ATM and debit card	1,228	1,016	212	20.9
Bank-owned life insurance	314	309	5	1.6
Merchant income	278	243	35	14.4
Net loss on investment securities	(1)	(454)	453	99.8
Net gain on sale of loans	494	633	(139)	(22.0)
Other	455	395	60	15.2
Total	$4,339	$3,885	$454	11.7%

Non-Interest Income
QNB, through its core banking business, generates various fees and service charges. Total non-interest income is composed of service charges on deposit accounts, ATM and check card income, income on bank-owned life insurance, merchant income and gains and losses on investment securities and residential mortgage loans. Total non-interest income was $4,339,000 in 2010 compared with $3,885,000 in 2009, an increase of $454,000, or 11.7%.

Fees for services to customers, the largest component of non-interest income, are primarily comprised of service charges on deposit accounts. These fees were $1,571,000 for 2010, a $172,000, or 9.9%, decline from 2009. Overdraft income, which represents approximately 73% of total fees for services to customers in 2010, declined by $217,000, or 16.0%, when comparing 2010 to 2009. The decline in overdraft income is a result of the implementation of new rules under Regulation E and a reduction in the per item fee charged to customers. In March 2010, QNB reduced the per item charge for overdrafts by $2 to $35. Offsetting a portion of the decline in overdraft income was an increase in fees on business checking accounts of $35,000 when comparing 2010 to 2009. This increase reflects the impact of a lower earnings credit rate in 2010 compared to 2009, resulting from the decline in short-term interest rates. These earnings credits are applied against service charges to reduce the costs paid by the customer. Fees charged to commercial customers for the use of internet banking increased from $19,000 for 2009 to $32,000 in 2010 as more customers enrolled in the service.

ATM and debit card income is primarily comprised of transaction income on debit cards and ATM cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $1,228,000 in 2010, an increase of $212,000, or 20.9%, from the amount recorded in 2009. Debit card income increased $130,000, or 18.0%, to $851,000 in 2010, while ATM interchange income increased $101,000, or 54.1%, to $290,000. The increase in debit and ATM card income was a result of the continuing increased reliance on the card as a means of paying for goods and services by both consumers and business cardholders. The higher rate of increase in ATM PIN-based transactions is a function of some merchants recommending lower costing PIN based transactions over higher costing signature debit transactions as well as an increase in the amount QNB receives per transaction. Helping to contribute to the growth in debit card transactions is the growth in the QNB Rewards checking product, a high-yield checking account which requires, among other terms, the posting of a minimum of twelve debit card purchase transactions per statement cycle to receive the high interest rate. The passage of the Dodd-Frank Act could have negative implications on the amount of interchange income earned by QNB in the future. The impact at this time is unknown. Partially offsetting these increases was a decline in ATM surcharge income of $15,000. Fewer non-customers are making cash withdrawals at QNB machines because they are finding machines without a surcharge, are getting cash back on PIN-based card transactions or are using less cash.

Income on bank-owned life insurance (BOLI) represents the earnings and death benefits on life insurance policies in which the Bank is the beneficiary. Income on these policies was $314,000 and $309,000 in 2010 and 2009, respectively. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which minimize how low the earnings rate can go. Some of these policies are currently at their floor.

Merchant income represents fees charged to merchants for the bank’s handling of credit card or charge sales. Merchant income was $278,000 for 2010, an increase of $35,000, or 14.4%, from the amount reported in 2009. The increase in merchant income is primarily a result of an increase in the number of merchant’s QNB services.

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

QNB recorded net losses on investment securities of $1,000 in 2010 compared with net losses of $454,000 in 2009. Net securities losses of $1,000 for 2010 include credit related OTTI charges of $277,000 on three pooled trust preferred securities and OTTI charges of $33,000 on an equity security. These OTTI charges were almost entirely offset by net gains on the sales of securities, primarily equity securities of $309,000. The net loss for 2009 included credit related OTTI charges on pooled trust preferred securities of $1,002,000. The impairment charges on the pooled trust preferred securities for the past two years resulted from a valuation performed by an independent third party that included a review of all eight pooled trust preferred securities owned by the Bank. A description of the valuation methodology used can be found in Footnotes 4 and 17. The net loss for 2009 also included OTTI charges on equity securities of $521,000, net gains on the sale of debt securities of $660,000 and net gains on the sale of equity securities of $409,000. During 2009, in an effort to reduce credit risk QNB sold $6,000,000 in corporate bonds issued by financial institutions and $3,347,000 of non-agency issued collateralized mortgage backed securities. In addition, $14,345,000 of higher coupon faster paying mortgage-backed securities were sold in the fourth quarter of 2009 to reposition the cash-flow of the portfolio.

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

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. The net gain on the sale of residential mortgage loans was $494,000 and $633,000 for 2010 and 2009, respectively. This $139,000 decrease in the net gain on sale of loans was primarily a result of decreased refinancing activity. Many customers who were able to refinance have already done so due to the low interest rate environment that has existed for the past two years. Included in the gains on the sale of residential mortgages in 2010 and 2009 are $89,000 and $189,000, respectively, related to the recognition of mortgage servicing assets. Proceeds from the sale of residential mortgages were $12,124,000 and $25,400,000 for 2010 and 2009, respectively. While the total gains on the sale of mortgages has declined as a result of reduced volume, the amount of gain recognized on each sale has increased because of the historically low level of mortgage rates.

Other income increased by $60,000 when comparing the $455,000 recorded in 2010 to the $395,000 recorded in 2009. The majority of the difference was a result of the following:
•
Losses on the sale of other real estate owned and repossessed assets were $2,000 in 2010 compared with losses of $134,000 in 2009. Approximately half the loss in 2009 relate to the sale of two foreclosed residential properties while the other half relates to the sale of repossessed vehicles and equipment from the indirect lease portfolio.

•	Income from an investment in a title insurance company decreased by $30,000 as a result of a decline in mortgage activity compared to the prior year.
•	Other income in 2009 included the recognition of income related to the reversal of a $44,000 accrual recorded in prior years as a result of a decision to amend the terms of a group term life plan.
•	Other income in 2010 includes a sales and use tax refund of $22,000.

Non-Interest Expense Comparison
	Change from Prior Year
Year Ended December 31,	2010	2009	Amount	Percent
Salaries and employee benefits	$8,999	$8,525	$474	5.6%
Net occupancy	1,535	1,343	192	14.3
Furniture and equipment	1,202	1,220	(18)	(1.5)
Marketing	737	647	90	13.9
Third party services	1,116	1,075	41	3.8
Telephone, postage and supplies	612	609	3	0.5
State taxes	561	539	22	4.1
FDIC insurance premiums	1,041	1,211	(170)	(14.0)
Other	1,598	1,417	181	12.8
Total	$17,401	$16,586	$815	4.9%

Non-Interest Expense
Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services, FDIC insurance premiums, regulatory assessments and taxes and various other operating expenses. Total non-interest expense was $17,401,000 in 2010, an increase of $815,000, or 4.9%, from the $16,586,000 recorded in 2009. QNB’s overhead efficiency ratio, which represents the percentage of each dollar of revenue that is used for non-interest expense, is calculated by taking non-interest expense divided by net operating revenue on a tax-equivalent basis. QNB’s efficiency ratios for 2010 and 2009 were 54.1% and 60.9%, respectively.

Salaries and benefits expense is the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments where appropriate. Salaries and benefits expense for 2010 was $8,999,000, an increase of $474,000, or 5.6%, over the $8,525,000 reported in 2009. Salary expense for 2010 was $7,208,000, an increase of $365,000, or 5.3%, over the $6,843,000 reported in 2009. Included in salary expense in 2010 was an accrual for incentive compensation of $211,000. There was no incentive compensation expense in 2009. Also included in salary expense for 2010 and 2009 was $130,000 and $109,000, respectively, in severance expense for former executives of the Company. Excluding the cost of incentive compensation and severance pay, salary expense increased $133,000, or 2.0%, when comparing 2010 to 2009. Merit increases, as well as an increase in the average number of full-time equivalent employees by three contributed to the higher salary expense. Included in salary expense for most of 2009 were costs associated with the Chief Operating Officer position. This position was vacant for the first eight months of 2010.

Benefit expense for 2010 was $1,791,000, an increase of $109,000, or 6.5%, from the amount recorded in 2009. Payroll tax and retirement plan expense increased $42,000 and $14,000, respectively, principally a function of higher salary expense, while medical and dental premiums increased $44,000 compared to 2009, an 8.9% increase.

Net occupancy expense for 2010 was $1,535,000, an increase of $192,000, or 14.3%, from the amount reported in 2009. Branch rent expense accounted for $101,000 of the increase with the lease on the permanent Wescosville branch being the most significant contributor to this increase. Also contributing to the higher net occupancy cost in 2010 were increases in utilities expense of $31,000, building repairs and maintenance expense of $32,000 and building security expense of $20,000. Some of these increases also relate to the new branch. Rate increases by the utility companies as well as an increase in usage also contributed to the increase in utilities expense. The increase in security expense also relates to the ongoing expense of tracking devices in the branches added over the past two years.

Furniture and equipment expense decreased $18,000, or 1.5%, to $1,202,000, when comparing 2010 to 2009. Depreciation expense declined by $40,000 while equipment maintenance costs increased by $25,000 when comparing the two years.

Marketing expense was $737,000 for 2010, an increase of $90,000, or 13.9%, from the $647,000 recorded in 2009. The majority of the increase relates to a $56,000 increase in donations and a $15,000 increase in public relations expense. QNB contributes to many not-for-profit organizations and clubs and sponsors many local events in the Bank’s communities it serves. Marketing costs also increased in 2010 as a result of the opening of the permanent Wescosville branch and the launching of the new marketing campaign, “Always You, Always QNB. Yesterday, Today, Tomorrow.”

Third-party services are comprised of professional services including legal, accounting and auditing, and consulting services, as well as fees paid to outside vendors for services in support of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third-party services expense was $1,116,000 in 2010, compared to $1,075,000 in 2009, an increase of $41,000, or 3.8%. The largest portion of the increase relate to the following third party services:
•
Audit and accounting cost increased $50,000 compared to the prior year. The main contributors are costs associated with complying with the upcoming XBRL requirements as well as additional services related to Sarbanes-Oxley documentation and testing contracted with the Company’s outsourced internal audit firm.

•	Consultant expense decreased by $42,000 to $91,000 in 2010. Included in 2009 were expenses associated with an executive search consultant used to fill the open Chief Operating Officer position.
•	Costs associated with the registration, printing and mailing and ongoing expenses of the Dividend Reinvestment and Stock Purchase Plan contributed approximately $17,000 to the increase in 2010.

State tax expense represents the payment of the Pennsylvania Shares Tax, which is based primarily on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $561,000 and $539,000 for the years 2010 and 2009, respectively. The Pennsylvania Shares Tax was $557,000 in 2010, an increase of $26,000 reflecting higher equity levels.

FDIC insurance premiums decreased $170,000, or 14.0%, to $1,041,000 for 2010. The lower expense is a result of a special assessment levied on all insured institutions by the FDIC during the second quarter of 2009. These actions were taken by the FDIC in order to replenish the Deposit Insurance Fund which was reduced as a result of bank failures. The special assessment contributed $332,000 to the total FDIC costs in 2009. There was no similar special assessment in 2010. Partially offsetting this reduction in 2010 was the impact on FDIC premiums resulting from the significant growth in deposits combined with a slightly higher assessment rate in 2010 compared with 2009.

Other expense increased $181,000, or 12.8%, to $1,598,000 for the year ended December 31, 2010. The majority of the difference was a result of the following:
•
Costs related to appraisals and title searches on loans, particularly classified loans, increased $60,000 when comparing 2010 to 2009. These expenses are a result of the Company’s ongoing efforts to obtain the most recent and relevant information to analyze classified loans in connection with the calculation of the allowance for loan losses.

•
Directors’ fees increased $31,000 for 2010 when compared to 2009. This was partly attributable to an increase in the number of meetings held and a portion of the increase is a result of deferred loan fees decreasing by $18,000. These fees have the impact of offsetting a portion of the directors’ fees related to meetings for loans that require director approval. These fees were lower than the prior year due to a reduction in the number of loans requiring director approval in 2010 as commercial loan demand softened due to the economy.

•
Expenses in connection with foreclosed real estate and repossessed assets increased $89,000, with the majority of the increase related to costs associated with maintaining a property the Bank owns that is classified as OREO. Also contributing to the increase in foreclosed real estate expense is the payment of past due real estate taxes in order to preserve the Bank’s lien position on several mortgages.

•	Refund of ATM fees related to the QNB Rewards product increased $20,000.
•	Charge-offs related to fraudulent ATM and checkcard transactions increased $15,000.
•	Employee training expenses decreased $16,000. Prior year included higher costs for service and sales training for branch and call center personnel.

Income Taxes
Applicable income taxes and effective tax rates were $1,834,000, or 20.3%, for 2010 compared to $623,000, or 12.8%, for 2009. The higher effective tax rate for 2010 is predominately a result of tax-exempt income from loans and securities comprising a lower proportion of pre-tax income. For a more comprehensive analysis of income tax expense and deferred taxes, refer to Note 11 in the Notes to Consolidated Financial Statements.

Financial Condition
Financial service organizations are challenged to demonstrate they can generate sustainable and consistent earnings growth in a dynamic operating environment. This challenge was evident in 2010 and 2009 as financial institutions, including QNB, had to operate in an unprecedented economic environment which included a global recession, the freeze up in credit markets, the bursting of the housing bubble, significant volatility in the equity markets and historically low interest rates. While the economy is showing signs of improvement, a challenging economic environment is anticipated to continue in 2011. QNB operates in an attractive but highly competitive market for financial services. Competition comes in many forms including other local community banks, regional banks, national financial institutions and credit unions, all with a physical presence in the markets we serve. In addition, other strong forms of competition have emerged, such as internet banks. The internet has enabled customers to “rate shop” financial institutions throughout the nation, both for deposits and retail loans. QNB has been able to compete effectively by emphasizing a consistently high level of customer service, including local decision-making on loans and by providing a broad range of high quality financial products designed to address the specific needs of our customers. The establishment of long-term customer relationships and customer loyalty remain our primary focus.

Total assets at December 31, 2010 were $809,260,000, an increase of $46,834,000, or 6.1%, when compared with total assets of $762,426,000 at December 31, 2009. The growth in total assets since December 31, 2009 was centered in loans receivable and investment securities which increased $32,761,000 and $33,022,000, respectively. Partially offsetting these increases was a $15,744,000 decrease in interest-bearing deposits in banks, primarily deposits at the Fed. Higher balances were maintained at the Fed at December 31, 2009 compared to December 31, 2010 in anticipation of paying down FHLB advances in January 2010 and for the payment of $4,998,000 of unsettled investment trades. The category of other assets decreased $477,000 from December 31, 2009 to December 31, 2010. Contributing to the decrease in other assets was a reduction in the prepaid FDIC assessment account of $973,000 to $2,236,000 at December 31, 2010 compared to $3,209,000 at December 31, 2009. On September 29, 2009, the FDIC adopted an Amended Restoration Plan. Pursuant to this Plan, the FDIC amended its assessment regulations to require all institutions to prepay, on December 30, 2009, their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, as estimated by the FDIC. The assessment paid by the Bank was $3,407,000 and the amount related to 2010 through 2012 was recorded in a prepaid asset account. The remaining prepaid asset will be expensed monthly during the years 2011 and 2012 based on actual FDIC assessment rate calculations. Also included in other assets is a net deferred tax asset of $2,572,000 at December 31, 2010 compared to $1,610,000 at December 31, 2009. The detail of the net deferred tax asset can be found in Footnote 11 in the Notes to the Consolidated Financial Statements.

Funding the growth in assets was an increase in total deposits of $60,874,000, or 9.6%, to $694,977,000 at December 31, 2010. The growth in total deposits reflects increases in core deposits, including interest-bearing demand, money market and savings accounts. Offsetting some of the growth in funding sources from deposits was a reduction in long-term debt of $14,692,000. As noted above $10,000,000 in FHLB borrowings matured and were repaid in January 2010 and in April 2010, $5,000,000 of repurchase agreements matured and were repaid. The category of other liabilities decreased $4,889,000 from December 31, 2009 to December 31, 2010. Included in the December 31, 2009 balance of other liabilities were $4,998,000 of unsettled trades of investment securities. These trades settled in January 2010.

The following discussion will further detail QNB’s financial condition during 2010 and 2009.

Investment Portfolio History
December 31,	2010	2009	2008
Investment Securities Available-for-Sale
U.S. Treasuries	–	$5,013	$5,124
U.S. Government agencies	$66,448	69,731	44,194
State and municipal securities	63,588	54,160	42,300
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	78,801	61,649	67,347
Collateralized mortgage obligations (CMOs)	75,573	61,317	49,067
Other debt securities	2,384	1,533	8,476
Equity securities	3,770	3,459	3,089
Total investment securities available-for-sale	$290,564	$256,862	$219,597
Investment Securities Held-to-Maturity
State and municipal securities	$2,667	$3,347	$3,598
Total investment securities held-to-maturity	$2,667	$3,347	$3,598
Total investment securities	$293,231	$260,209	$223,195

Investment Securities and Other Short-Term Investments
QNB had interest bearing balances at the Federal Reserve Bank of $6,405,000 at December 31, 2010 compared with $22,125,000 at December 31, 2009. These balances are included in the category of interest bearing deposits in banks. At December 31, 2010 and 2009 QNB had no Federal funds sold. With the decline in the Federal funds rate to between 0.0% and 0.25% the decision was made to maintain excess funds for liquidity purposes at the Fed which was paying 0.25% and carries a 0% risk weighting for risk-based capital calculation purposes. Higher balances were maintained at the Fed at December 31, 2009 compared to December 31, 2010 in anticipation of paying down $10,000,000 in FHLB advances in January 2010 and for the payment of the unsettled investment trades, noted previously.

The total carrying amount of investment securities at December 31, 2010 and 2009 were $293,231,000 and $260,209,000, respectively. For the same periods, approximately 75.3% and 76.0%, respectively, of QNB’s investment securities were either U.S. Government, U.S. Government agency debt securities, U.S. Government agency issued mortgage-backed securities or collateralized mortgage obligation securities (CMOs). As of December 31, 2010, QNB held no securities of any one issue or any one issuer (excluding the U.S. Government and its agencies) that were in excess of 10% of shareholders’ equity.

In light of the fact that QNB’s investment portfolio represents a significant portion of earning assets and interest income, QNB actively manages the portfolio in an attempt to maximize earnings, while considering liquidity needs, interest rate risk and credit risk. Proceeds from the sale of investments were $7,490,000 in 2010 compared to $26,006,000 during 2009. To reduce credit risk in the portfolio QNB has proactively sold over the past two years corporate bonds issued by financial institutions, nonagency issued CMOs and noninvestment grade and nonrated state and municipal bonds. These sales generally resulted in the recording of gains but usually also resulted in the selling of some higher yielding bonds. In addition to the proceeds from the sale of investment securities, proceeds from maturities, calls and prepayments of securities were $131,527,000 in 2010, compared with $88,575,000 in 2009. The significant amount of proceeds in both years reflects the low interest rate environment that has existed for the past two years which resulted in an increase in the amount of bonds called as well as the amount of prepayments on mortgage-backed securities and CMOs. The 2010 and 2009 proceeds along with the increase in deposits were used primarily to fund loan growth and purchase replacement securities. During 2010, $178,411,000 of investment securities were purchased compared with $144,365,000 during 2009.

As a result of this activity and the effort to manage cash flow in the low interest rate environment, the composition of the portfolio changed over the past year. While the portfolio is fairly even split between the four main sectors at December 31, 2010, an effort was made to increase the amount of amortizing securities in anticipation of rising rates. To accomplish this goal the percentage of mortgage-backed securities and CMO’s was increased. The balance of mortgage-backed securities increased by $17,152,000 to $78,801,000 at December 31, 2010 and represent 26.9% of the portfolio at December 31, 2010 compared with 23.7% of balances at the end of 2009. The balance of CMOs increased by $14,256,000 to $75,573,000 at December 31, 2010 and represent 25.8% of the portfolio at December 31, 2010, compared with 23.6% at December 31, 2009. QNB continues to purchase Government National Mortgage Association (GNMA) CMOs as these securities qualify for 0% risk-weighting for capital purposes. Municipal bond yields did not decline to the same degree as yields on other types of securities. To take advantage of these higher yields QNB expanded its purchase of tax-exempt state and municipal securities, increasing its holdings by $8,748,000 to represent 22.6% of the portfolio at December 31, 2010, compared with 22.1% at December 31, 2009. When QNB purchases a municipal security it focuses on the credit rating of the underlying issuer not the rating of bond insurer, if present. In contrast to the other three sectors, the balance of U.S. Government agency securities, primarily callable agency bonds decreased from $69,731,000, or 26.8% of the portfolio at the end of 2009, to $66,448,000, or 22.7% of the portfolio at December 31, 2010. With the significant decline in Treasury rates during 2010 and the tightening of spreads, on agency, mortgage and municipal securities, yields on investment securities were anemic during most of 2010. The weighted average yield on the portfolio declined from 4.43% as of December 31, 2009 to 3.79% at December 31, 2010. The decline in yield is the result of an increase in liquidity resulting from deposit growth and a significant increase in cash flow from the investment portfolio as prepayment speeds on mortgage-backed securities and CMOs ramped-up as did the amount of calls of agency and municipal securities. The reinvestment of these funds was generally in securities that had lower yields than what they replaced. It is anticipated that the yield will continue to decline in 2011 as the proceeds from the call and maturity of investment securities continues to be reinvested at lower rates.

Collateralized debt obligations (CDO) are securities derived from the packaging of various assets with many backed by subprime mortgages. These instruments are complex and difficult to value. QNB did a review of its mortgage related securities and concluded that it has minimal exposure to subprime mortgages within its U.S. government sponsored agency (GNMA, FHLMC and FNMA) mortgage-backed and CMO investment portfolio. QNB does not own any non-agency mortgage security or CDO backed by subprime mortgages.

QNB does own CDOs in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by financial institutions, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. QNB holds eight of these securities with an amortized cost of $3,640,000 and a fair value of $1,866,000. All of the trust preferred securities are available-for-sale securities and are carried at fair value. During 2010 and 2009, QNB took credit related OTTI charges through the income statement of $277,000 and $1,002,000, respectively. For additional detail on these securities see Note 4 Investment Securities and Note 17 Fair Value Measurements and Fair Values of Financial Instruments.

QNB accounts for its investments by classifying its securities into three categories. Securities that QNB has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders’ equity. Management determines the appropriate classification of securities at the time of purchase. QNB held no trading securities at December 31, 2010 or 2009.

At December 31, 2010 and 2009, investment securities totaling $133,446,000 and $133,136,000, respectively, were pledged as collateral for repurchase agreements and public deposits.

Investment Portfolio Maturities and Weighted Average Yields
	Under	1-5	5-10	Over 10
December 31, 2010	1 Year	Years	Years	Years	Total
Investment Securities Available-for-Sale
U.S. Government agencies:
Fair value	–	$38,847	$27,601	–	$66,448
Weighted average yield	–	1.95%	2.24%	–	2.07%
State and municipal securities:
Fair value	$2,937	$3,792	$14,897	$41,962	$63,588
Weighted average yield	8.05%	6.53%	5.95%	5.51%	5.79%
Mortgage-backed securities:
Fair value	–	$75,664	$3,137	–	$78,801
Weighted average yield	–	3.80%	2.93%	–	3.77%
Collateralized mortgage obligations (CMOs):
Fair value	$1,960	$67,304	$6,309	–	$75,573
Weighted average yield	5.10%	3.69%	3.40%	–	3.70%
Other debt securities: (1)
Fair value	–	$518	–	$1,866	$2,384
Weighted average yield	–	9.04%	–	0.17%	1.14%
Equity securities:
Fair value	–	–	–	$3,770	$3,770
Weighted average yield	–	–	–	3.61%	3.61%
Total fair value	$4,897	$186,125	$51,944	$47,598	$290,564
Weighted average yield	6.87%	3.43%	3.46%	4.99%	3.76%
Investment Securities Held-to-Maturity
State and municipal securities:
Amortized cost	$825	–	$1,842	–	$2,667
Weighted average yield	7.43%	–	6.94%	–	7.09%
Securities are assigned to categories based on stated contractual maturity except for mortgage-backed securities and CMOs which are based on anticipated payment periods. Tax-exempt securities were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent and a Tax Equity and Financial Responsibility Act (TEFRA) adjustment of 13 basis points. Weighted average yields on investment securities available-for-sale are based on amortized cost.
(1) Category includes $1,672,000 of pooled trust preferred securities that are on non-accrual status.

Investments Available-For-Sale
Available-for-sale investment securities include securities that management intends to use as part of its liquidity and asset/liability management strategy. These securities may be sold in response to changes in market interest rates, changes in the securities prepayment or credit risk or in response to the need for liquidity. At December 31, 2010, the fair value of investment securities available-for-sale was $290,564,000, or $2,332,000 above the amortized cost of $288,232,000. This compared to a fair value of $256,862,000, or $2,611,000 above the amortized cost of $254,251,000, at December 31, 2009. Unrealized holding gains, net of tax, of $1,539,000 and $1,723,000 were recorded as an increase to shareholders’ equity as of December 31, 2010 and 2009, respectively. The available-for-sale portfolio, excluding equity securities, had a weighted average maturity of approximately 4 years at December 31, 2010, and 3 years at December 31, 2009. The weighted average tax-equivalent yield was 3.76% and 4.39% at December 31, 2010 and 2009, respectively.

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

Investments Held-To-Maturity
Investment securities held-to-maturity are recorded at amortized cost. Included in this portfolio are state and municipal securities. At December 31, 2010 and 2009, the amortized cost of investment securities held-to-maturity was $2,667,000 and $3,347,000, respectively, and the fair value was $2,729,000 and $3,471,000, respectively. The held-to-maturity portfolio had a weighted average maturity of approximately 11 months at December 31, 2010, and 1 year 7 months at December 31, 2009. The weighted average tax-equivalent yield was 7.09% and 7.12% at December 31, 2010 and 2009, respectively.

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

QNB manages the risk associated with commercial loans by having lenders work in tandem with credit analysts while maintaining independence between personnel. In addition, a Bank loan committee and a committee of the Board of Directors review and approve certain loan requests on a weekly basis. At December 31, 2010, there were no concentrations of loans exceeding 10% of total loans other than disclosed in the Loan Portfolio table.

QNB’s commercial lending activity is focused on small businesses within the local community. Commercial purpose loans are generally perceived as having more risk of default than residential real estate loans with a personal purpose and consumer loans. These types of loans involve larger loan balances to a single borrower or group of related borrowers and are more susceptible to a risk of loss during a downturn in the business cycle. These loans may involve greater risk because the availability of funds to repay these loans depends on the successful operation of the borrower’s business. The assets financed are used within the business for its ongoing operation. Repayment of these kinds of loans generally come from the cash flow of the business or the ongoing conversions of assets, such as accounts receivable and inventory, to cash. Commercial and industrial loans represent commercial purpose loans that are either secured by collateral other than real estate or unsecured.

Commercial loans secured by commercial real estate include commercial purpose loans collateralized at least in part by commercial real estate. Some of these loans may not be for the express purpose of conducting commercial real estate transactions. Commercial loans secured by residential real estate are commercial purpose loans generally secured by the business owner’s residence. Commercial loans secured by either commercial real estate or residential real estate are originated primarily within the Eastern Pennsylvania market area at conservative loan-to-value ratios and also usually include the  guarantee of the borrowers. Repayment of this kind of loan is dependent upon either the ongoing cash flow of the borrowing entity or the resale of or lease of the subject property. Commercial real estate and commercial construction loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties.

Loans to state and political subdivisions are tax-exempt or taxable loans to municipalities, school districts and housing and industrial development authorities. These loans can be general obligations of the municipality or school district repaid through their taxing authority, revenue obligations repaid through the income generated by the operations of the authority, such as a water or sewer authority, or loans issued to a housing and industrial development agency, for which a private corporation is responsible for payments on the loans.

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

The Company originates fixed rate and adjustable-rate residential real estate loans that are secured by the underlying 1-to-4 family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the credit worthiness of the borrower, including debt-to-income ratios, credits scores and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. To reduce interest rate risk, substantially all originations of fixed-rate loans to individuals for 1-4 family residential mortgages with maturities of 15 years or greater are sold in the secondary market. At December 31, 2010 and 2009, real estate residential loans held-for-sale were $228,000 and $534,000, respectively. These loans are carried at the lower of aggregate cost or market.

The home equity portfolio consists of fixed-rate home equity loans and variable rate home equity lines of credit. These loans are often in a junior lien position and therefore carry a higher risk than first lien 1-4 family residential loans. Risks associated with loans secured by residential properties, either first lien residential mortgages or home equity loans and lines, are generally lower than commercial loans and include general economic risks, such as the strength of the job market, employment stability and the strength of the housing market. Since most loans are secured by a primary or secondary residence, the borrower’s continued employment is the greatest risk to repayment.

The Company offers a variety of loans to individuals for personal and household purposes. Consumer loans are generally considered to have greater risk than loans secured by residential real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess or more likely to decrease in value than real estate. Credit risk in this portfolio is controlled by conservative underwriting standards that consider debt-to-income levels and the creditworthiness of the borrower, and, if secured, the value of the collateral.

Total loans, excluding loans held-for-sale, at December 31, 2010 were $482,182,000, an increase of $32,761,000, or 7.3%, from December 31, 2009. A key financial ratio is the loan to deposit ratio which was 69.4% at December 31, 2010, compared with 71.0%, at December 31, 2009. The slight decline in the loan to deposit ratio is both a function of the significant increase in deposits as well as a slowdown in loan demand, both a result of economic conditions. Despite the difficult economic environment, the Bank continues to make loans available to credit worthy residents and businesses. The hiring of additional experienced commercial loan officers and additional credit administration staff in each of the past three years provides support to our continued goal of increasing loans outstanding and building customer relationships.

The Allowance for Loan Losses Allocation table shows the percentage composition of the loan portfolio over the past five years. Between 2009 and 2010 the makeup of the portfolio changed slightly with loans secured by commercial real estate, the largest sector of the portfolio, increasing from 37.0% of the portfolio at December 31, 2009 to 41.4% of the portfolio at December 31, 2010. Loans secured by commercial real estate increased by $33,777,000, or 20.3%, to $199,874,000 at December 31, 2010, following a 20.1% increase between December 31, 2008 and 2009. While loans secured by commercial real estate represent a significant portion of the total portfolio, the collateral is diversified including investment properties, manufacturing facilities, office buildings, hospitals, retirement and nursing home facilities, warehouses and owner-occupied facilities. Commercial real estate loans have drawn the attention of the regulators in recent years as a potential source of risk. As a result, QNB has increased its monitoring of these types of loans including obtaining updated appraisals on loans classified substandard or worse. As detailed in the Allowance for Loan Losses table, QNB had $278,000 in charge-offs in this category in 2010, but no charge-offs of commercial real estate loans for the period 2006 through 2009.

Commercial and industrial loans, the second largest sector of the portfolio, increased $4,116,000, or 5.0%, to $86,628,000 at December 31, 2010 and represented 18.0% of the portfolio at year-end compared with 18.4% at December 31, 2009. As noted earlier this category of loans presents a greater risk than loans secured by real estate since these loans are either secured by accounts receivable, inventory or equipment, or unsecured. Losses in commercial and industrial loans have been significant during the past two years with charge-offs of $568,000 and $682,000 for 2010 and 2009, respectively.

Construction loans decreased from $27,483,000, or 6.1% of the portfolio at December 31, 2009 to $18,611,000, or 3.9%, of the portfolio as of December 31, 2010. These loans are primarily to developers and builders for the construction of residential units or commercial buildings or to businesses for the construction of owner-occupied facilities. This portfolio is diversified among different types of collateral including: 1-4 family residential construction, medical facilities, factories, office buildings, funeral homes and land for development loans. Construction loans are generally made only on projects that have municipal approval. These loans are usually originated to include a short construction period followed by permanent financing provided through a commercial mortgage after construction is complete. Once construction is complete the balance is moved to the secured by commercial real estate category if the permanent financing is provided by the Bank. Most of the decline in balances relates to this type of transfer.

Commercial loans secured by residential real estate increased by $6,665,000, or 17.6%, to $44,444,000 at December 31, 2010 and represent 9.2% of the portfolio at that date. This represents a slight increase from the 8.4% that these loans represented at December 31, 2009. The asset quality of this portfolio remains strong with only $97,000 at December 31, 2010 classified as nonaccrual or past due 90 days or more and accruing. This compares to $375,000 at December 31, 2009. Loan charge-offs in this portfolio were $113,000 for 2010, representing the only charge-offs in this category during the past five years.

Loans to state and political subdivisions increased from $26,698,000 at December 31, 2009 to $31,053,000 at December 31, 2010, an increase of $4,355,000, or 16.3%.  As a result of concerns about the municipal bond market and the monoline insurers of municipal bonds many municipalities and schools opted not to issue bonds but to bid their loans out to financial institutions. During 2010, QNB was successful in winning some of those bids resulting in an increase in balances.

At December 31, 2010, indirect lease financing receivables represent approximately 2.7% of the portfolio compared to 3.1% of the portfolio at December 31, 2009. Total balances at December 31, 2010 and 2009 were $12,995,000 and $14,061,000, respectively. This portfolio contains loans to businesses in the trucking and construction industries which have been hit hard by high fuel costs and the slowdown in the economy. As a result of a high level of charge-offs and delinquency in this portfolio in 2008 and 2009, QNB strengthened its underwriting standards with regard to this portfolio. This has resulted in a reduction in net charge-offs and the balance of non-performing leases. QNB experienced net charge-offs in this portfolio of $36,000 and $549,000 in 2010 and 2009, respectively and non-performing assets, including repossessed equipment, were $270,000 and $418,000 as of December 31, 2010 and 2009, respectively.

Retail loans which include first lien 1-4 family residential mortgages, home equity loans and lines and consumer loans declined over the past several years as consumers were concerned about the state of the economy including declining home values and their employment status. Residential mortgage loans secured by first lien 1-4 family residential mortgages decreased by $812,000 from $23,929,000 at December 31, 2009 to $23,127,000 at December 31, 2010 and home equity loans and lines declined by $4,475,000, or 6.7%, to $62,726,000 at December 31, 2010. With the historically low level of interest rates, mortgage activity, especially refinancing activity, was high, particularly in 2009. However, because the interest rates on these loans were low, QNB decided to sell most of the fixed-rate loans originated to the secondary market in order to reduce interest rate risk in the future.

The demand for home equity loans has declined as home values have fallen eliminating some homeowners’ equity in their homes while others have taken advantage of the low interest rates on mortgages and refinanced their home equity loans into a new mortgage. Included in the home equity portfolio are floating rate home equity lines tied to the Prime lending rate. The balance of these loans increased by $1,738,000, or 6.1%, to $30,399,000 at year-end 2010. In contrast, fixed-rate home equity loans declined by $6,213,000, or 16.1%, to $32,327,000. Customers who are opening home equity loans are choosing the floating rate option indexed to Prime even with a rate floor because the rate is currently lower than a fixed-rate home equity loan. In an attempt to boost demand, QNB has been offering an attractive fixed-rate home equity loan promotion. This promotion which began during the second quarter of 2010 has had limited success, an indication of lack of demand by consumers.  QNB’s  line of credit product, Equity Choice, offers a variable-rate line of credit indexed to the prime rate that allows the borrower to carve out portions of the variable-rate balance and to fix the rate on that portion based on the term and rate at that time. As the fixed-rate portion is paid down, the available amount under the line increases.

Loan Portfolio
December 31,	2010	2009	2008	2007	2006
Commercial:
Commercial and industrial	$86,628	$82,512	$72,924	$70,044	$55,125
Construction	18,611	27,483	21,894	23,958	10,242
Secured by commercial real estate	199,874	166,097	138,246	126,621	114,760
Secured by residential real estate	44,444	37,779	31,027	24,656	25,404
State and political subdivisions	31,053	26,698	25,613	23,171	20,959
Indirect lease financing	12,995	14,061	15,716	13,431	13,405
Retail:
1-4 family residential mortgages	23,127	23,929	22,091	21,997	26,866
Home equity loans and lines	62,726	67,201	71,420	72,546	71,562
Consumer	2,751	3,702	4,483	4,442	5,044
Total loans	482,209	449,462	403,414	380,866	343,367
Net unearned (fees) costs	(27)	(41)	165	150	129
Loans receivable	$482,182	$449,421	$403,579	$381,016	$343,496

Loan Maturities and Interest Rate Sensitivity
	Under	1-5	Over
December 31, 2010	1 Year	Years	5 Years	Total
Commercial:
Commercial and industrial	$13,142	$55,820	$17,666	$86,628
Construction	8,994	2,990	6,627	18,611
Secured by commercial real estate	11,614	11,761	176,499	199,874
Secured by residential real estate	3,493	4,477	36,474	44,444
State and political subdivisions	20	6,560	24,473	31,053
Indirect lease financing	889	12,106	–	12,995
Retail:
1-4 family residential mortgages	71	245	22,811	23,127
Home equity loans and lines	3,663	8,065	50,998	62,726
Consumer	613	1,510	628	2,751
Total	$42,499	$103,534	$336,176	$482,209
Demand loans, loans having no stated schedule of repayment and no stated maturity, are included in under one year.

The following shows the amount of loans due after one year that have fixed, variable or adjustable interest rates at December 31, 2010:
Loans with fixed predetermined interest rates:	$96,120
Loans with variable or adjustable interest rates:	$343,590

Non-Performing Assets
Non-performing assets include accruing loans past due 90 days or more, non-accruing loans, restructured loans, other real estate owned, other repossessed assets and non-accruing pooled trust preferred securities. The chart that follows shows the history of non-performing assets over the past five years. Total non-performing assets were $11,634,000 at December 31, 2010, or 1.44%, of total assets. This represents an increase from the December 31, 2009 balance of $7,032,000, or 0.92% of total assets. Included in non-performing assets in 2010 and 2009 is $1,672,000 and $863,000 of pooled trust preferred securities, discussed in the section titled “Investment Securities and Other Short-Term Investments”. The increase in the amount of non-performing pooled trust preferred securities is a result of the increase in the fair value of these securities, not as a result of the classification of additional securities.

QNB’s non-performing loans (loans past due 90 days or more and accruing, non-accrual loans, and restructured loans) were $9,872,000, or 2.05% of total loans, at December 31, 2010, compared to $6,102,000, or 1.36% of total loans at December 31, 2009. The increase in non-performing loans since December 31, 2009 reflects the impact of the recession and issues in the commercial and residential real estate markets on customers, especially commercial borrowers. Despite the increase, QNB’s percentages continue to compare favorably with the average of 3.14% of total loans for Pennsylvania commercial banks with assets between $500 million and $1 billion as reported by the FDIC using December 31, 2010 data.

Loans past due 90 days or more and still accruing totaled $268,000 at December 31, 2010, a decrease from the $759,000 reported as of December 31, 2009. Non-accrual loans are those on which the accrual of interest has ceased. Loans and indirect financing leases are placed on non-accrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to protect principal and interest. Included in the loan portfolio are loans on non-accrual status of $7,183,000 at December 31, 2010 compared with $3,086,000 at December 31, 2009. Most of the increase in non-accrual loans was in the category of loans secured by commercial real estate which increased from $354,000 at December 31, 2009 to $3,837,000 at December 31, 2010. Non-accrual commercial and industrial loans also increased from $486,000 to $1,082,000 over this same period.

Restructured loans, as defined in accounting guidance for troubled debt restructuring in ASC 310-40, that have not already been included in loans past due 90 days or more or in non-accrual loans totaled $2,421,000 and $2,257,000 at December 31, 2010 and 2009, respectively. Included in restructured loans at December 31, 2010 are seven loans with the largest loan of $1,192,000 related to a construction loan that has been placed on interest only.

Other real estate owned of $75,000 at December 31, 2010 represents one commercial property that was sold in February 2011. QNB did not have any other real estate owned as of December 31, 2009. Repossessed assets, which primarily includes commercial trucks and equipment from the indirect leasing portfolio, was $15,000 and $67,000 at December 31, 2010 and 2009, respectively.

Loans not included in past due, non-accrual or restructured categories, but where known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, totaled $50,049,000 and $31,145,000 at December 31, 2010 and 2009, respectively. The increase from 2010 levels reflects the economic environment of the past several years particularly with regard to customers impacted by the downturn in the real estate market, either commercial or residential. These customers include owners of investment properties who have seen vacancy rates increase and rental rates decline as well as businesses who are suppliers of products for new construction or home remodeling. Additional loan quality information can be found in Note 5 of the Notes to the Consolidated Financial Statements.

Non-Performing Assets
December 31,	2010	2009	2008	2007	2006
Commercial
Commercial and industrial	–	–	$17	–	–
Construction	–	–	–	–	–
Secured by commercial real estate	$259	$709	300	–	–
Secured by residential real estate	–	–	–	–	–
State and political subdivisions	9	–	–	–	–
Indirect lease financing	–	45	74	$62	–
Retail:
1-4 family residential mortgages	–	–	–	–	–
Home equity loans and lines	–	5	87	156	$5
Consumer	–	–	–	–	4
Total loans past due 90 days or more and accruing	268	759	478	218	9

Commercial
Commercial and industrial	1,082	486	147	202	–
Construction	1,334	1,342	–	478	–
Secured by commercial real estate	3,837	354	87	103	113
Secured by residential real estate	97	375	–	177	–
State and political subdivisions	–	–	–	–	–
Indirect lease financing	255	306	306	368	290
Retail:
1-4 family residential mortgages	433	–	–	–	–
Home equity loans and lines	145	223	290	69	13
Consumer	–	–	–	–	–
Total non-accrual loans	7,183	3,086	830	1,397	416

Restructured loans, not included above	2,421	2,257	–	–	–
Other real estate owned	75	–	144	–	–
Repossessed assets	15	67	175	6	41
Non-accrual pooled trust preferred securities	1,672	863	–	–	–
Total non-performing assets	$11,634	$7,032	$1,627	$1,621	$466
Total as a percent of total assets	1.44%	0.92%	0.24%	0.27%	0.08%

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

Management closely monitors the quality of its loan portfolio and performs a quarterly analysis of the appropriateness of the allowance for loan losses. This analysis considers a number of relevant factors including: specific impairment reserves, historical loan loss experience, general economic conditions, levels of and trends in delinquent and non-performing loans, levels of classified loans, trends in the growth rate of loans and concentrations of credit. As a result of an increase in specific reserves for impaired loans, loan growth, increases in non-performing, delinquent and classified loans and continued concerns related to current economic conditions, QNB has increased the allowance for loan losses to reflect these conditions. The allowance for loan losses was $8,955,000 at December 31, 2010 and represents 1.86% of total loans, compared with $6,217,000, or 1.38% of total loans, at December 31, 2009. QNB’s management determined a $3,800,000 provision for loan losses was appropriate in 2010 compared to a provision of $4,150,000 in 2009.

Allowance for Loan Losses Allocation
December 31,	2010		2009		2008		2007		2006
		Percent		Percent		Percent		Percent		Percent
		Gross		Gross		Gross		Gross		Gross
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Balance at end of period applicable to:
Commercial:
Commercial and industrial	$2,136	18.0%	$1,601	18.4%	$783	18.1%	$752	18.4%	$503	16.1%
Construction	633	3.9	382	6.1	219	5.4	249	6.3	138	3.0
Secured by commercial real estate	3,875	41.4	2,038	37.0	1,382	34.3	1,401	33.2	1,187	33.4
Secured by residential real estate	676	9.2	549	8.4	264	7.7	140	6.5	194	7.4
State and political subdivisions	108	6.4	125	5.9	90	6.3	132	6.1	147	6.1
Indirect lease financing	496	2.7	673	3.1	438	3.9	259	3.5	214	3.9
Retail:
1-4 family residential mortgages	212	4.8	153	5.3	88	5.5	66	5.8	41	7.8
Home equity loans and lines	646	13.0	420	15.0	375	17.7	221	19.0	143	20.8
Consumer	32	0.6	61	0.8	69	1.1	56	1.2	61	1.5
Unallocated	141		215		128		3		101
Total	$8,955	100.0%	$6,217	100.0%	$3,836	100.0%	$3,279	100.0%	$2,729	100.0%
Gross loans represent loans before unamortized net loan fees and costs. Percent gross loans lists the percentage of each loan type to total loans.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans and indirect lease financing loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent.  At December 31, 2010 and 2009, the recorded investment in loans for which impairment has been identified totaled $20,863,000 and $5,699,000 of which $12,568,000 and $4,622,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $8,295,000 and $1,077,000 at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009 the related allowance for loan losses associated with these loans was $2,281,000 and $528,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 5 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

QNB had net loan charge-offs of $1,062,000, or 0.23% of average total loans for 2010 compared to $1,769,000, or 0.41% of average total loans for 2009. The majority of charge-offs during 2010 were in the commercial loan portfolio and represented $959,000 of the $1,327,000 total charge-offs for 2010. Commercial and industrial loan charge-offs totaled $568,000 in 2010, a $350,000 charge-off related to a customer in the construction industry being the largest. Charge-offs for commercial loans secured by commercial real estate and residential real estate totaled $278,000 and $113,000, respectively, during 2010. Approximately $209,000 of the $278,000 in charge-offs on loans secured by commercial real estate relates to a non-owner occupied commercial property that is being carried at $75,000 in other real estate owned at December 31, 2010.

Charge-offs in the retail portfolio during 2010 were comprised of $60,000 related to home equity lines and loans and $54,000 to consumer loans. Indirect lease financing net charge-offs were $36,000 and $549,000 for 2010 and 2009, respectively. This portfolio contains loans to businesses in the trucking and construction industries which were hit hard by the significant increase in fuel costs during 2007 and most of 2008 followed by the overall slowdown in the economy during 2008 and 2009. The lower amount of net charge-offs in the lease portfolio in 2010 reflects a strengthening of the underwriting standards in this portfolio. In addition, recoveries of previously charged-off indirect lease financing receivables were $218,000 in 2010 compared with $96,000 in 2009.

Management believes the allowance for loan losses of $8,955,000 is adequate as of December 31, 2010 in relation to the estimate of known and inherent losses in the portfolio.

Allowance for Loan Losses
	2010	2009	2008	2007	2006
Allowance for loan losses:
Balance, January 1	$6,217	$3,836	$3,279	$2,729	$2,526

Charge-offs
Commercial:
Commercial and industrial	568	682	280	18	5
Construction	–	–	–	–	–
Secured by commercial real estate	278	–	–	–	–
Secured by residential real estate	113	–	–	–	–
State and political subdivisions	–	–	–	–	–
Indirect lease financing	254	645	429	125	37
Retail:
1-4 family residential mortgages	–	–	–	–	–
Home equity loans and lines	60	527	–	6	–
Consumer	54	80	137	137	145
Total charge-offs	1,327	1,934	846	286	187

Recoveries
Commercial:
Commercial and industrial	13	4	6	–	2
Construction	–	–	–	–	–
Secured by commercial real estate	–	–	–	–	–
Secured by residential real estate	–	–	–	–	–
State and political subdivisions	–	–	–	–	–
Indirect lease financing	218	96	33	61	–
Retail:
1-4 family residential mortgages	–	–	–	–	–
Home equity loans and lines	–	27	–	–	2
Consumer	34	38	39	75	41
Total recoveries	265	165	78	136	45
Net charge-offs	(1,062)	(1,769)	(768)	(150)	(142)
Provision for loan losses	3,800	4,150	1,325	700	345
Balance, December 31	$8,955	$6,217	$3,836	$3,279	$2,729
Total loans (excluding loans held-for-sale):
Average	$466,524	$426,768	$382,700	$364,138	$323,578
Year-end	482,182	449,421	403,579	381,016	343,496

Ratios:
Net charge-offs to:
Average loans	0.23%	0.41%	0.20%	0.04%	0.04%
Loans at year-end	0.22	0.39	0.19	0.04	0.04
Allowance for loan losses	11.86	28.45	20.02	4.57	5.20
Provision for loan losses	27.95	42.63	57.96	21.43	41.16

Allowance for loan losses to:
Average loans	1.92%	1.46%	1.00%	0.90%	0.84%
Loans at year-end	1.86	1.38	0.95	0.86	0.79

Deposits
QNB primarily attracts deposits from within its market area by offering various deposit products. These deposits are in the form of time deposits which include certificates of deposit and individual retirement accounts (IRA’s) which have a stated maturity and non-maturity deposit accounts which include: non-interest bearing demand accounts, interest-bearing demand accounts, money market accounts and savings accounts.

Total deposits increased $60,874,000, or 9.6%, to $694,977,000 at December 31, 2010. This follows an increase of 15.3% between 2008 and 2009. Average deposits increased $71,585,000, or 12.0%, during 2010 compared with $77,386,000, or 15.0%, in 2009.

The growth in deposits as well as the mix of deposits continues to be impacted by customers’ reactions to the industry, regulations and the interest rate environment. Most customers continue to look for the highest rate for the shortest term if looking for a time deposit or rate and liquidity in choosing a transaction account. In addition, with concerns over the safety of their deposits and the strength of their financial institutions, customers appear to be looking for the safety of FDIC insured deposits and the stability of a strong local community bank. On October 3, 2008, in response to the ongoing economic crisis affecting the financial services industry, the Emergency Economic Stabilization Act of 2008 was enacted which temporarily raised the basic limit on FDIC coverage from $100,000 to $250,000 per depositor. In addition, on October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC fully guaranteed all non-interest-bearing transaction accounts through December 31, 2010 (the “Transaction Account Guarantee Program”). QNB elected to participate in the Transaction Account Guarantee Program and was assessed an additional ten basis points for FDIC insurance for transaction account balances in excess of $250,000 during 2009 and fifteen basis points during 2010. On July 21, 2010, the Dodd-Frank Act was enacted which permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

All categories of deposits, except for time deposits, increased when comparing balances at December 31, 2010 to December 31, 2009. Unlike prior years the growth was not centered in time deposits but in lower-cost core deposits including interest-bearing demand, money market and savings deposits, accounts with greater liquidity. This growth is consistent with customers looking for the highest rate for the shortest term. The Bank currently offers several attractive non-maturity interest-bearing account options that pay very competitive rates and allow the flexibility to add and withdraw funds without penalty. In anticipation of rates increasing at some point in the future, customers have been migrating to these types of accounts rather than committing to a specific rate and term for a time deposit account.

Of the $60,874,000 increase in deposits between 2009 and 2010, savings accounts accounted for $49,708,000 of the increase. During the second quarter of 2009, QNB introduced an online eSavings account to compete with competitors online savings products. The eSavings account was introduced at a yield of 1.85% and despite reducing the yield to 1.30% during 2010, the account continues to be extremely successful with balances increasing $47,491,000 between December 31, 2009 and December 31, 2010 to $67,435,000.

Interest-bearing demand accounts, which include municipal accounts, increased $11,946,000, or 9.9%, to $132,500,000 at December 31, 2010. Municipal accounts which include school district and township deposits increased $7,642,000, or 20.8% to $44,350,000 at December 31, 2010. The balances in these accounts are seasonal in nature and can be volatile on a daily basis. QNB is a depository for many school districts in the area. Most of the school district taxes are collected during the third quarter of the year and are disbursed over a nine month period.   Also contributing to the increase in interest-bearing demand account balances was the QNB Rewards checking product, a high-rate checking account. For most of 2009 the product paid a yield of 3.25% on balances up to $25,000. This yield was reduced on February 10, 2010 to 2.75% and again on August 18, 2010 to 2.05% as Treasury rates declined to historic lows. In order to receive the high interest rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post per statement cycle. If these criteria are not met the customer receives a rate of 0.15%. At December 31, 2010, QNB Rewards checking accounts had a balance of $29,487,000 compared to a balance of $22,210,000 at year end 2009.

Money market accounts increased $8,637,000, or 12.3%, to $78,802,000 at December 31, 2010. Business and municipal money market accounts increased by $9,704,000 while personal money market accounts decreased by $1,067,000. Average money market balances increased 24.1% in 2010 compared to an increase in average balances of 26.0% in 2009. QNB offers a Select Money Market product that has a tiered structure paying higher interest rates on higher balances. With the rates paid on some of the money market account balance tiers exceeding the rates on short-term time deposits, some customers have opted to move balances to money market accounts.

At year-end 2010, non-interest bearing demand accounts increased 2.7% to $55,377,000. This compares to an increase of 1.2% at year-end 2009 compared with year-end 2008. Average non-interest bearing demand accounts increased $2,810,000, or 5.3%, to $56,072,000 when comparing 2010 to 2009. This compares to an increase of 4.1% in average balances when comparing 2009 to 2008. These deposits are primarily comprised of business checking accounts and are volatile depending on the timing of deposits and withdrawals. Balances in non-interest bearing demand accounts could change significantly as a result of the the Dodd-Frank Act. Effective July 21, 2011, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

Total time deposit account balances were $310,232,000 at December 31, 2010, a decline of $10,864,000, or 3.4%, from the amount reported at December 31, 2009. Significant growth in time deposits occurred during 2008 as rates on time deposits did not initially decline at the speed or to the magnitude of rates on non-maturity deposits. As the decline in time deposit rates took hold during the second half of 2009 and all of 2010 customers began looking to other interest-bearing deposit accounts that provided a fair return and liquidity. Much of the growth in time deposits during 2008 occurred in maturity ranges of twelve to twenty-four months as a result of several specials, which QNB promoted in response to customers’ preferences and competitors’ offerings. As these time deposits matured during 2009 and 2010 some were reinvested in time deposits with shorter maturities while some migrated to the high yielding and liquid eSavings account. During the first quarter of 2011 approximately $104,417,000 of time deposits yielding 2.19% will reprice or mature while during all of 2011 approximately $232,201,000, or 74.8%, of time deposits at December 31, 2010 will reprice or mature. The average rate paid on these time deposits is approximately 1.76%. Given the current rates being offered on time deposits and the anticipation of rising rates in 2012 it is anticipated, given recent history, that some of these maturing time deposits will migrate to the online savings or money market accounts or be withdrawn.

To continue to attract and retain deposits, QNB plans to be competitive with respect to rates and to continue to deliver products with terms and features that appeal to customers. The QNB Rewards checking and online eSavings accounts are examples of such products.

Maturity of Time Deposits of $100,000 or More
Year Ended December 31,	2010	2009	2008
Three months or less	$37,945	$20,316	$24,026
Over three months through six months	16,861	17,409	11,357
Over six months through twelve months	22,797	22,576	43,552
Over twelve months	26,000	45,640	26,031
Total	$103,603	$105,941	$104,966

Average Deposits by Major Classification
	2010		2009		2008
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing demand	$56,072	–	$53,262	–	$51,170	–
Interest-bearing demand	83,546	0.65%	70,398	0.57%	57,883	0.27%
Municipals interest-bearing demand	40,242	0.91	33,077	1.08	39,738	2.06
Money market	75,128	0.76	60,535	1.16	48,027	1.83
Savings	93,576	0.79	51,245	0.37	43,859	0.39
Time	211,867	2.09	218,047	3.13	198,500	4.10
Time of $100,000 or more	105,482	2.19	107,764	3.18	77,765	4.09
Total	$665,913	1.34%	$594,328	2.00%	$516,942	2.58%

Liquidity
Liquidity represents an institution’s ability to generate cash or otherwise obtain funds at reasonable rates to satisfy demand for loans and deposit withdrawals. QNB attempts to manage its mix of cash and interest-bearing balances, Federal funds sold and investment securities in an attempt to match the volatility, seasonality, interest rate sensitivity and growth trends of its loans and deposits. The Company manages its liquidity risk by measuring and monitoring its liquidity sources and estimated funding needs. Liquidity is provided from asset sources through maturities and repayments of loans and investment securities. The portfolio of investment securities classified as available-for-sale and QNB’s policy of selling certain residential mortgage originations in the secondary market also provide sources of liquidity. Core deposits and cash management repurchase agreements have historically been the most significant funding source for QNB. These deposits and repurchase agreements are generated from a base of consumers, businesses and public funds primarily located in the Company’s market area.

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At December 31, 2010, the Bank had a maximum borrowing capacity with the FHLB of approximately $165,352,000. The maximum borrowing capacity changes as a function of qualifying collateral assets. At December 31, 2009, the Bank had $10,000,000 in outstanding advances from the FHLB at a rate of 2.97%. These borrowings matured in January 2010 and were repaid. In addition, the Bank maintains two unsecured Federal funds lines with two correspondent banks totaling $18,000,000. At December 31, 2010 and 2009 there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Total cash and cash equivalents, available-for-sale securities and loans held-for-sale totaled $305,704,000 at December 31, 2010 and $288,395,000 at December 31, 2009. The increase in liquid sources is primarily the result of an increase in the available-for-sale securities portfolio partially offset by a decline in interest-bearing deposits held at the Federal Reserve Bank. These sources should be adequate to meet normal fluctuations in loan demand or deposit withdrawals. With the current low interest rate environment, it is anticipated that the investment portfolio will continue to provide significant liquidity as agency and municipal bonds are called and as cash flow on mortgage-backed and CMO securities continues to be steady. In the event that interest rates would increase the cash flow available from the investment portfolio could decrease.

Approximately $133,446,000 and $133,136,000 of available-for-sale securities at December 31, 2010 and 2009, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

As an additional source of liquidity, QNB is a member of the Certificate of Deposit Account Registry Services (CDARS) program offered by the Promontory Interfinancial Network, LLC. CDARS is a funding and liquidity management tool used by banks to access funds and manage their balance sheet. It enables financial institutions to provide customers with full FDIC insurance on time deposits over $250,000 that are placed in the program. In 2011, QNB plans to offer Insured Cash Sweep (ICS), a product similar to CDARS, but one that provides liquidity like a money market or savings account.

Capital Adequacy
A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB’s shareholders’ equity at December 31, 2010 was $61,090,000, or 7.55% of total assets, compared to shareholders’ equity of $56,426,000, or 7.40% of total assets, at December 31, 2009. Shareholders’ equity at December 31, 2010 and 2009 included a positive adjustment of $1,539,000 and $1,723,000, respectively, related to unrealized holding gains, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders’ equity to total assets would have been 7.36% and 7.17% at December 31, 2010 and 2009, respectively.

Average shareholders’ equity and average total assets were $57,589,000 and $776,599,000 for 2010, an increase of 5.3% and 9.3%, respectively, from 2009 average equity and average total assets of $54,710,000 and $710,580,000, respectively.  The ratio of average total equity to average total assets was 7.42% for 2010, compared to 7.70% for 2009.

QNB is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law as amended (the BCL). The BCL operates generally to preclude dividend payments, if the effect thereof would render QNB insolvent, as defined. As a practical matter, QNB’s payment of dividends is contingent upon its ability to obtain funding in the form of dividends from the Bank. Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2010, $53,247,000 of retained earnings was available for dividends without prior regulatory approval, subject to the regulatory capital requirements discussed below. QNB paid dividends to its shareholders of $0.96 per share in 2010 and 2009.

QNB is subject to various regulatory capital requirements as issued by Federal regulatory authorities. Regulatory capital is defined in terms of Tier I capital (shareholders’ equity excluding unrealized gains or losses on available-for-sale securities and disallowed intangible assets), Tier II capital which includes the allowable portion of the allowance for loan losses which is limited to 1.25% of risk-weighted assets and a portion of the unrealized gains on equity securities, and total capital (Tier I plus Tier II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet arrangements, such as letters of credit and loan commitments, based on associated risk. Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to total quarterly average assets.

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for total risk-based and 4.00% for leverage. Under the requirements, at December 31, 2010 and 2009, QNB has a Tier I capital ratio of 10.52% and 10.30%, a total risk-based ratio of 11.82% and 11.51%, and a leverage ratio of 7.42% and 7.34%, respectively.

All regulatory capital ratios have improved slightly from December 31, 2009 as the growth rate of Tier I and total risk based capital has exceeded the growth rate of risk-weighted and quarterly average assets. During the first quarter of 2010, QNB began offering a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $473,000 to capital during 2010.

On January 24, 2008, QNB announced that the Board of Directors authorized the repurchase of up to 50,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. On February 9, 2009, the Board of Directors approved increasing the authorization to 100,000 shares. As of December 31, 2010 and 2009, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There were no shares repurchased under the plan since the first quarter of 2009.

Also impacting the regulatory capital ratios was an increase in risk-weighted assets during 2010. Loan growth, primarily centered in commercial loans which generally carry a 100% risk-weighting, accounted for virtually all of the $34,814,000 growth in risk-weighted assets. Continuing to impact risk-weighted assets is the $27,483,000 of risk-weighted assets due to mezzanine tranches of pooled trust preferred securities that were downgraded below investment grade during the first quarter of 2009. Although the amortized cost of these securities was only $3,640,000 at December 31, 2010, regulatory guidance required an additional $27,483,000 to be included in risk-weighted assets. The Bank utilized the method as outlined in the Call Report Instructions for an available-for-sale bond that has not triggered the Low Level Exposure (LLE) rule. The mezzanine tranches of CDOs that utilized this method of risk-weighting are 5 out of 8 pooled trust preferred securities (PreTSLs) held by the Bank as of December 31, 2010. The other three pooled trust preferred securities have only one tranche remaining so the treatment noted above does not apply.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from “well capitalized” to “critically undercapitalized.” At December 31, 2010 and December 31, 2009, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the “well capitalized” criteria which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

Capital Analysis
December 31,	2010	2009
Tier I
Shareholders’ equity	$61,090	$56,426
Net unrealized securities gains, net of tax	(1,539)	(1,723)
Total Tier I risk-based capital	59,551	54,703

Tier II
Allowable portion: Allowance for loan losses	7,100	6,217
Unrealized gains on equity securities, net of tax	281	248
Total risk-based capital	$66,932	$61,168
Risk-weighted assets	$566,109	$531,295

Capital Ratios
December 31,	2010	2009
Tier I capital/risk-weighted assets	10.52%	10.30%
Total risk-based capital/risk-weighted assets	11.82	11.51
Tier I capital/average assets (leverage ratio)	7.42	7.34

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

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment. This accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt securities. The guidance replaced the “intent and ability” indication in previous guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held to maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

Impairment of Restricted Investment in Bank Stock
Restricted bank stock is comprised of restricted stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and the Atlantic Central Bankers Bank at December 31, 2010. Federal law requires a member institution of the FHLB to hold stock of its district bank according to a predetermined formula.

In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock to preserve capital. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the restricted stock as of December 31, 2010.

On October 28, 2010 the FHLB announced their decision to have a limited excess capital stock repurchase. QNB received $115,000 on October 29, 2010. Further repurchases will be evaluated quarterly by the FHLB.

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

Stock-Based Compensation
At December 31, 2010, QNB sponsored stock-based compensation plans, administered by a board committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with ASC 718, Compensation – Stock Compensation. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimates the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

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

As a smaller reporting company (as defined) we are not required to provide this information.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
QNB Corp.

We have audited the accompanying consolidated balance sheets of QNB Corp. and subsidiary (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QNB Corp. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Allentown, Pennsylvania
March 30, 2011

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
December 31,	2010	2009
Assets
Cash and due from banks	$8,498	$8,841
Interest-bearing deposits in banks	6,414	22,158
Total cash and cash equivalents	14,912	30,999
Investment securities
Available-for-sale (amortized cost $288,232 and $254,251)	290,564	256,862
Held-to-maturity (fair value $2,729 and $3,471)	2,667	3,347
Restricted investment in bank stocks	2,176	2,291
Loans held-for-sale	228	534
Loans receivable	482,182	449,421
Allowance for loan losses	(8,955)	(6,217)
Net loans	473,227	443,204
Bank-owned life insurance	9,439	9,109
Premises and equipment, net	6,552	6,248
Accrued interest receivable	2,988	2,848
Other assets	6,507	6,984
Total assets	$809,260	$762,426

Liabilities
Deposits
Demand, non-interest bearing	$55,377	$53,930
Interest-bearing demand	132,500	120,554
Money market	78,802	70,165
Savings	118,066	68,358
Time	206,629	215,155
Time of $100,000 or more	103,603	105,941
Total deposits	694,977	634,103
Short-term borrowings	29,786	28,433
Long-term debt	20,308	35,000
Accrued interest payable	1,089	1,565
Other liabilities	2,010	6,899
Total liabilities	748,170	706,000

Shareholders’ Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,293,687 shares and 3,257,794 shares issued; 3,129,118 and 3,093,225 shares outstanding	2,059	2,036
Surplus	10,811	10,221
Retained earnings	49,157	44,922
Accumulated other comprehensive income, net	1,539	1,723
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders’ equity	61,090	56,426
Total liabilities and shareholders’ equity	$809,260	$762,426

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except share data)
Year Ended December 31,	2010	2009
Interest Income
Interest and fees on loans	$26,696	$24,819
Interest and dividends on investment securities:
Taxable	7,021	8,341
Tax-exempt	2,426	2,183
Interest on Federal funds sold	–	2
Interest on interest-bearing balances and other interest income	40	23
Total interest income	36,183	35,368

Interest Expense
Interest on deposits
Interest-bearing demand	911	760
Money market	568	703
Savings	739	189
Time	4,420	6,829
Time of $100,000 or more	2,306	3,424
Interest on short-term borrowings	269	248
Interest on long-term debt	1,057	1,514
Total interest expense	10,270	13,667
Net interest income	25,913	21,701
Provision for loan losses	3,800	4,150
Net interest income after provision for loan losses	22,113	17,551
Non-Interest Income
Total other-than-temporary impairment losses on investment securities	(337)	(3,554)
Less: Portion of loss recognized in other comprehensive income (before taxes)	27	2,031
Net other-than-temporary impairment losses on investment securities	(310)	(1,523)
Net gain on sale of investment securities	309	1,069
Net loss on investment securities	(1)	(454)
Fees for services to customers	1,571	1,743
ATM and debit card	1,228	1,016
Bank-owned life insurance	314	309
Merchant income	278	243
Net gain on sale of loans	494	633
Other	455	395
Total non-interest income	4,339	3,885
Non-Interest Expense
Salaries and employee benefits	8,999	8,525
Net occupancy	1,535	1,343
Furniture and equipment	1,202	1,220
Marketing	737	647
Third-party services	1,116	1,075
Telephone, postage and supplies	612	609
State taxes	561	539
FDIC insurance premiums	1,041	1,211
Other	1,598	1,417
Total non-interest expense	17,401	16,586
Income before income taxes	9,051	4,850
Provision for income taxes	1,834	623
Net Income	$7,217	$4,227
Earnings Per Share - Basic	$2.32	$1.37
Earnings Per Share - Diluted	$2.32	$1.36

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
	Number				Comprehensive
	of Shares	Common		Retained	Income	Treasury
(in thousands, except share data)	Outstanding	Stock	Surplus	Earnings	(Loss)	Stock	Total
Balance, December 31, 2008	3,131,815	$2,028	$10,057	$43,667	$(233)	$(1,610)	$53,909

Comprehensive income:
Net income	–	–	–	4,227	–	–	4,227
Other comprehensive income	–	–	–	–	1,956	–	1,956
Total comprehensive income							6,183
Cash dividends declared ($.96 per share)	–	–	–	(2,972)	–	–	(2,972)
Stock issued for employee stock purchase plan	4,849	3	68	–	–	–	71
Stock issued for options exercised	7,786	5	28	–	–	–	33
Tax benefit stock options exercised	–	–	10	–	–	–	10
Purchase of treasury stock	(51,225)	–	–	–	–	(866)	(866)
Stock-based compensation expense	–	–	58	–	–	–	58
Balance, December 31, 2009	3,093,225	2,036	10,221	44,922	1,723	(2,476)	56,426

Comprehensive income:
Net income	–	–	–	7,217	–	–	7,217
Other comprehensive loss	–	–	–	–	(184)	–	(184)
Total comprehensive income							7,033
Cash dividends declared ($.96 per share)	–	–	–	(2,982)	–	–	(2,982)
Stock issued in connection with dividend reinvestment and stock purchase plan	25,317	16	457	–	–	–	473
Stock issued for employee stock purchase plan	4,118	3	65	–	–	–	68
Stock issued for options exercised	6,458	4	14	–	–	–	18
Tax benefit stock options exercised	–	–	3	–	–	–	3
Stock-based compensation expense	–	–	51	–	–	–	51
Balance, December 31, 2010	3,129,118	$2,059	$10,811	$49,157	$1,539	$(2,476)	$61,090

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
Year Ended December 31,	2010	2009
Operating Activities
Net income	$7,217	$4,227
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	853	894
Provision for loan losses	3,800	4,150
Net securities losses	1	454
Net loss on sale of repossessed assets and other real estate owned	2	134
Net loss on disposal of premises and equipment	1	–
Net gain on sale of loans	(494)	(633)
Proceeds from sales of residential mortgages	12,124	25,400
Originations of residential mortgages held-for-sale	(11,324)	(25,181)
Income on bank-owned life insurance	(314)	(309)
Life insurance premiums	(16)	(15)
Stock-based compensation expense	51	58
Deferred income tax benefit	(867)	(1,058)
Net (decrease) increase in income taxes payable	(57)	141
Amortization of mortgage servicing rights	104	72
Net increase in accrued interest receivable	(140)	(29)
Net amortization of premiums and discounts on investment securities	1,094	278
Net decrease in accrued interest payable	(476)	(712)
Decrease (increase) in other assets	1,415	(3,069)
Increase in other liabilities	109	146
Net cash provided by operating activities	13,083	4,948
Investing Activities
Proceeds from maturities and calls of investment securities
available-for-sale	130,847	88,325
held-to-maturity	680	250
Proceeds from sales of investment securities
available-for-sale	7,490	26,006
Purchase of investment securities
available-for-sale	(178,411)	(144,365)
Proceeds from redemptions of restricted bank stock	115	–
Net increase in loans	(34,123)	(48,354)
Proceeds from the sale of premises and equipment	1	–
Purchases of premises and equipment	(1,159)	(481)
Proceeds from sale of repossessed assets and other real estate owned	275	860
Net cash used by investing activities	(74,285)	(77,759)

Financing Activities
Net increase in non-interest bearing deposits	1,447	650
Net increase in interest-bearing non-maturity deposits	70,291	73,869
Net (decrease) increase in time deposits	(10,864)	9,794
Net increase in short-term borrowings	1,353	6,770
Proceeds from issuance of long-term debt	312	–
Repayments of long-term debt	(15,004)	–
Tax benefit from exercise of stock options	3	10
Cash dividends paid, net of reinvestment	(2,821)	(2,972)
Purchase of treasury stock	–	(866)
Proceeds from issuance of common stock	398	104
Net cash provided by financing activities	45,115	87,359
(Decrease) increase in cash and cash equivalents	(16,087)	14,548
Cash and cash equivalents at beginning of year	30,999	16,451
Cash and cash equivalents at end of year	$14,912	$30,999
Supplemental Cash Flow Disclosures
Interest paid	$10,746	$14,379
Income taxes paid	2,805	1,514
Non-Cash Transactions
Transfer of loans to repossessed assets and other real estate owned	300	743
Unsettled trades to purchase securities	–	4,998

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

Investment Securities

Investment securities that QNB has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported in other comprehensive income or loss, a separate component of shareholders’ equity. Management determines the appropriate classification of securities at the time of purchase. QNB had no trading securities at December 31, 2010 and 2009.

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

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment. This recent accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment (OTTI) losses on debt securities. The recent guidance replaced the “intent and ability” indication in previous guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held to maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

Restricted Investment in Bank Stock

Restricted bank stock is comprised of restricted stock of the Federal Home Loan Bank of Pittsburgh (FHLB) in the amount of $2,164,000 and the Atlantic Central Bankers Bank in the amount of $12,000 at December 31, 2010. Federal law requires a member institution of the FHLB to hold stock of its district bank according to a predetermined formula. These restricted securities are carried at cost.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock to preserve capital. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the restricted stock as of December 31, 2010.

On October 28, 2010, the FHLB announced their decision to have a limited excess capital stock repurchase. QNB received $115,000 on October 29, 2010. Further repurchases will be evaluated quarterly by the FHLB.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans are fully charged-off or charged down to net realizable value (fair value of collateral less estimated costs to sell) when deemed uncollectible due to bankruptcy or other factors, or when they reach a defined number of days past due based on loan product, industry practice, terms and other factors.

Loans are considered past due when contractually required principal or interest payments have not been made on the due dates.

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

The allowance for loan losses is based on management’s continuing review and evaluation of the loan portfolio.  The level of the allowance is determined by assigning specific reserves to individually identified problem credits and general reserves to all other loans.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. The portion of the allowance that is allocated to internally criticized and non-accrual loans is determined by estimating the inherent loss on each credit after giving consideration to the value of underlying collateral.  The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates. These loss rates are based on a three year history of charge-offs and are more heavily weighted for recent experience for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices. Effect of external factors, such as legal and regulatory requirements.

2.	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.

3.	Nature and volume of the portfolio including growth.

4.	Experience, ability, and depth of lending management and staff.

5.	Volume and severity of past due, classified and nonaccrual loans.

6.	Quality of the Company’s loan review system, and the degree of oversight by the Company’s Board of Directors.

7.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses and is limited by policy to +/- 3% of the calculated amount. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Servicing Assets

Servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets. When mortgage loans are sold, a portion of the cost of originating the loan is allocated to the servicing rights based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The Company subsequently measures servicing rights using the amortization method where servicing rights are amortized in proportion to and over the period of estimated net servicing income. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranches. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. At December 31, 2010 and 2009 the Company had foreclosed assets of $90,000 and $67,000, respectively. These amounts are included in other assets on the balance sheet.

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

Bank-Owned Life Insurance

The Bank invests in bank-owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a select group of employees. The Bank is the owner and beneficiary of the policies. Income from the increase in cash surrender value of the policies as well as the receipt of death benefits is included in non-interest income on the income statement.

Effective January 1, 2008, the Company adopted new accounting guidance for postretirement benefit aspects of endorsement split-dollar life insurance arrangements. This guidance applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance policies and requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. The expense recorded during 2010 and 2009 was approximately $53,000 and $64,000, respectively, and is included in non-interest expense under salaries and benefits expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

At December 31, 2010, QNB sponsored stock-based compensation plans, administered by a board committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees.  QNB accounts for all awards granted under stock-based compensation plans in accordance with The FASB Accounting Standards Codification (ASC) 718, Compensation - Stock Compensation. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.

Stock-based compensation expense was approximately $51,000 and $58,000 for the years ended December 31, 2010 and 2009, respectively.  There was no tax benefit recognized related to this compensation for the years ended December 31, 2010 and 2009.

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

	2010	2009
Risk free interest rate	2.19%	1.48%
Dividend yield	5.26	4.80
Volatility	27.77	25.04
Expected life	5 yrs.	5 yrs.

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.  Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The weighted average fair value per share of options granted during 2010 and 2009 was $2.55 and $2.17, respectively.

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

In connection with the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions, QNB has evaluated its tax positions as of December 31, 2010.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has more than a 50 percent likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more-likely-than-not” threshold guidelines, QNB believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2010, QNB had no material unrecognized tax benefits or accrued interest and penalties. QNB’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company and its subsidiary are subject to U.S. Federal income tax as well as income tax of the Commonwealth of Pennsylvania. QNB is no longer subject to examination by U.S. Federal or State taxing authorities for years before 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Subsequent Events

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2010 for items that should potentially be recognized or disclosed in these financial statements.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets. The amendments in this update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This guidance became effective for the Company on January 1, 2010 and did not have a material impact on our financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosure about Fair Value Measurements. This ASU requires some additional disclosures and clarifies some existing disclosure requirements about fair value measurements as set forth in Codification Subtopic 820-10. The FASB‘s objective is to improve these disclosures and, thus, increase transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

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

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years after December 15, 2010 and for interim periods within those fiscal years. The adoption of this update did not materially impact the Company’s currrent fair value measurment disclosures.

In July 2010, FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which is intended to help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures. This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information will be based on how a company develops its allowance for credit losses and how it manages its credit exposure. The amendments in this update apply to all entities with financing receivables. Financing receivables include loans and trade accounts receivable. However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments. The effective date of ASU 2010-20 differs for public and nonpublic companies. For the Company, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010 and are included in Note 5. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2011, FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The delay is intended to allow FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The deferral in this amendment was effective upon issuance.

Note 2 - Earnings Per Share and Share Repurchase Plan
The following table sets forth the computation of basic and diluted earnings per share:

	2010	2009
Numerator for basic and diluted earnings per share - net income	$7,217	$4,227
Denominator for basic earnings per share - weighted average shares outstanding	3,105,565	3,094,624
Effect of dilutive securities - employee stock options	9,157	8,809
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,114,722	3,103,433
Earnings per share - basic	$2.32	$1.37
Earnings per share - diluted	2.32	1.36

There were 117,225 and 130,300 stock options that were anti-dilutive as of December 31, 2010 and 2009, respectively. These stock options were not included in the above calculation.

On January 24, 2008, QNB announced that the Board of Directors authorized the repurchase of up to 50,000 shares of its common stock in open market or privately negotiated transactions. On February 9, 2009, the Board of Directors approved increasing the authorization to 100,000 shares. The repurchase authorization does not bear a termination date. As of December 31, 2010 and December 31, 2009, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There were no shares repurchased during 2010.

Note 3 - Cash And Cash Equivalents
Included in cash and cash equivalents are reserves in the form of deposits with the Federal Reserve Bank of $225,000 as of December 31, 2010 and 2009.

Note 4 - Investment Securities Available-For-Sale
The amortized cost and fair values of investment securities available-for-sale at December 31, 2010 and 2009 were as follows:

December 31, 2010
		Gross	Gross
		unrealized	unrealized holding losses
	Fair	holding	Non-credit		Amortized
	value	gains	OTTI	Other	cost
U.S. Government agency securities	$66,448	$241	–	$869	$67,076
State and municipal securities	63,588	675	–	514	63,427
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	78,801	2,438	–	311	76,674
Collateralized mortgage obligations (CMOs)	75,573	1,890	–	137	73,820
Other debt securities	2,384	69	$1,224	550	4,089
Equity securities	3,770	667	–	43	3,146
Total investment securities available-for-sale	$290,564	$5,980	$1,224	$2,424	$288,232

December 31, 2009
		Gross	Gross
		unrealized	unrealized holding losses
	Fair	holding	Non-credit		Amortized
	value	gains	OTTI	Other	cost
U.S. Treasury	$5,013	$2	–	$1	$5,012
U.S. Government agency securities	69,731	261	–	316	69,786
State and municipal securities	54,160	1,287	–	59	52,932
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	61,649	2,215	–	69	59,503
Collateralized mortgage obligations (CMOs)	61,317	1,787	–	60	59,590
Other debt securities	1,533	78	$2,410	655	4,520
Equity securities	3,459	565	–	14	2,908
Total investment securities available-for-sale	$256,862	$6,195	$2,410	$1,174	$254,251

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of securities available-for-sale by contractual maturity at December 31, 2010 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities.

		Amortized
December 31, 2010	Fair value	cost
Due in one year or less	$4,897	$4,804
Due after one year through five years	186,125	182,293
Due after five years through ten years	51,944	52,159
Due after ten years	43,828	45,830
Equity securities	3,770	3,146
Total securities available-for-sale	$290,564	$288,232

Proceeds from sales of investment securities available-for-sale were $7,490,000 and $26,006,000 for the years ended December 31, 2010 and 2009, respectively.

The following table presents information related to the Company’s gains and losses on the sales of equity and debt securities, and losses recognized for the other-than-temporary impairment of these investments. Gains and losses on available-for-sale securities are computed on the specific identification method and included in non-interest income.

December 31,	2010				2009
			Other-than-				Other-than-
	Gross	Gross	temporary		Gross	Gross	temporary
	realized	realized	impairment	Net gains	realized	realized	impairment	Net
	gains	losses	losses	(losses)	gains	losses	losses	losses
Equity securities	$287	–	$(33)	$254	$410	$(1)	$(521)	$(112)
Debt securities	24	$(2)	(277)	(255)	729	(69)	(1,002)	(342)
Total	$311	$(2)	$(310)	$(1)	$1,139	$(70)	$(1,523)	$(454)

All OTTI writedowns on equity securities were on marketable equity securities held at the Corp. All OTTI writedowns on debt securities were on pooled trust preferred securities, which are included in the other debt securities category, held at the Bank.

The tax benefit applicable to the net realized losses for the years ended December 31, 2010 and 2009 amounted to $0 and $154,000, respectively.

The following table presents a summary of the other-than-temporary impairment charges recognized for debt securities still held by QNB:

December 31,	2010	2009
OTTI on debt securities:
Recorded as part of gross realized losses (credit-related)	$277	$1,002
Recorded directly to other comprehensive income for non-credit related impairment	27	2,031
Total OTTI on debt securities	$304	$3,033

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a rollforward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to January 1, 2010. OTTI recognized in earnings in 2010 for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit impaired (subsequent credit impairments). If we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities, an OTTI write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. The following table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Year Ended December 31,	2010	2009
Balance, beginning of year	$1,002	–
Additions:
Initial credit impairments	–	$1,002
Subsequent credit impairments	277	–
Balance, end of year	$1,279	$1,002

Held-To-Maturity
The amortized cost and fair values of investment securities held-to-maturity at December 31, 2010 and 2009 were as follows:

December 31,	2010				2009
		Gross	Gross			Gross	Gross
		unrealized	unrealized			unrealized	unrealized
	Amortized	holding	holding	Fair	Amortized	holding	holding	Fair
	cost	gains	losses	value	cost	gains	losses	value
State and municipal securities	$2,667	$62	–	$2,729	$3,347	$124	–	$3,471

The amortized cost and estimated fair values of securities held-to-maturity by contractual maturity at December 31, 2010, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

		Amortized
December 31, 2010	Fair value	cost
Due in one year or less	$830	$825
Due after one year through five years	–	–
Due after five years through ten years	1,899	1,842
Due after ten years	–	–
Total securities held-to-maturity	$2,729	$2,667
There were no sales of investment securities classified as held-to-maturity during 2010 or 2009.

At December 31, 2010 and 2009, investment securities available-for-sale totaling $133,446,000 and $133,136,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

Securities that have been in a continuous unrealized loss position are as follows:

		Less than 12 months		12 months or longer		Total	Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2010	securities	value	losses	value	losses	value	losses
U.S. Government agency securities	30	$40,179	$869	–	–	$40,179	$869
State and municipal securities	40	19,207	482	$468	$32	19,675	514
Mortgage-backed securities	19	21,999	311	–	–	21,999	311
Collateralized mortgage obligations (CMOs)	7	6,918	137	–	–	6,918	137
Other debt securities	7	–	–	1,866	1,774	1,866	1,774
Equity securities	5	740	43	–	–	740	43
Total	108	$89,043	$1,842	$2,334	$1,806	$91,377	$3,648

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Less than 12 months		12 months or longer		Total	Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2009	securities	value	losses	value	losses	value	losses
U.S. Treasuries	3	$2,509	$1	–	–	$2,509	$1
U.S. Government agency securities	24	28,675	316	–	–	28,675	316
State and municipal securities	17	6,309	45	$659	$14	6,968	59
Mortgage-backed securities	5	6,934	69	–	–	6,934	69
Collateralized mortgage obligations (CMOs)	6	6,929	60	–	–	6,929	60
Other debt securities	8	–	–	1,008	3,065	1,008	3,065
Equity securities	4	392	4	137	10	529	14
Total	67	$51,748	$495	$1,804	$3,089	$53,552	$3,584

At December 31, 2010 the unrealized losses in QNB’s debt securities holdings are primarily related to the dynamic nature of interest rates as well as the impact of current market conditions. One of QNB’s prime objectives with the investment portfolio is to invest excess liquidity that is not needed to fund loans. As a result, QNB adds new investments throughout the year as they become available through deposit inflows or roll-off from loans and securities. The unrealized losses in U.S. Government agency securities, state and municipal securities, mortgage-backed securities and CMOs are primarily the result of purchases made when market interest rates were lower than at year end. As interest rates increase, fixed-rate securities generally fall in market price to reflect the higher market yield. If held to maturity, all of the bonds will mature at par, and QNB will not realize a loss. QNB has the intent to hold these securities and does not believe it will be required to sell the securities before recovery occurs.

The Company’s investment in marketable equity securities primarily consists of investments in large cap stock companies. These equity securities are analyzed for impairment on an ongoing basis. As a result of declines in equity values during 2009, $521,000 of other-than-temporary impairment charges were taken in 2009. During 2010, $33,000 of OTTI charges were taken on equity securities. QNB had 5 equity securities with unrealized losses of $43,000 in this position for a time period less than twelve months and no equity securities with unrealized losses for more than twelve months. Management believes these equity securities will recover in the foreseeable future. QNB evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold those securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

All of the securities in the other debt securities category with unrealized losses greater than twelve months as of December 31, 2010 are pooled trust preferred security issues. QNB holds eight of these securities with an amortized cost of $3,640,000 and a fair value of $1,866,000. All of the trust preferred securities are available-for-sale securities and are carried at fair value.

The following table provides additional information related to pooled trust preferred securities as of December 31, 2010:
											Total
					2010	Total				Actual	performing
					Realized	Realized			Current	deferrals and	collateral as a
					OTTI	OTTI	Moody’s/	Current	number of	defaults as a %	% of
		Book	Fair	Unrealized	Credit	Credit	Fitch	number	insurance	of total	outstanding
Deal	Class	Value	Value	loss	Loss	Loss	ratings	of banks	companies	collateral	bonds
PreTSL IV	Mezzanine*	$243	$194	$(49)	–	$(1)	Ca/CCC	5	–	27.1%	123.9%
PreTSL V	Mezzanine*	–	–	–	$(71)	(118)	Ba3/D	1	–	100.0	11.5
PreTSL VI	Mezzanine*	121	120	(1)	–	(8)	Ca/D	5	–	81.0	50.3
PreTSL XVII	Mezzanine	752	274	(478)	(197)	(222)	Ca/C	47	6	35.3	76.9
PreTSL XIX	Mezzanine	988	438	(550)	–	–	C/C	51	14	24.6	84.0
PreTSL XXV	Mezzanine	766	327	(439)	(9)	(222)	C/C	60	9	35.9	72.9
PreTSL XXVI	Mezzanine	469	227	(242)	–	(270)	C/C	52	10	30.2	79.6
Pre TSL XXVI	Mezzanine	301	286	(15)	–	(438)	C/C	52	10	30.2	79.6
Total		$3,640	$1,866	$(1,774)	$(277)	$(1,279)

* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The market for these securities at December 31, 2010 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and the market values for these securities (and any securities other than those issued or guaranteed by U.S. Government agencies) are depressed relative to historical levels. In today’s market, a low market price for a particular bond may only provide evidence of a recent widening of corporate spreads in general versus being an indicator of credit problems with a particular issuer. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, QNB has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. As illustrated in the previous table, these securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment (OTTI), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit related portion and a non-credit related portion of OTTI are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the fair value of the security and the amount of credit related impairment. During 2010, $277,000 in OTTI charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows:

All of the pooled trust preferred collateralized debt obligations held by QNB are rated lower than AA and are measured for OTTI within the scope of ASC 325 (formerly known as EITF 99-20), Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets, and Amendments to the Impairment Guidance of EITF Issue No. 99-20 (formerly known as EITF 99-20-1). QNB performs a discounted cash flow analysis on all of its impaired debt securities to determine if the amortized cost basis of an impaired security will be recovered. In determining whether a credit loss exists, QNB uses its best estimate of the present value of cash flows expected to be collected from the debt security and discounts them at the effective yield implicit in the security at the date of acquisition or the prospective yield for those securities with prior OTTI charges. The discounted cash flow analysis is considered to be the primary evidence when determining whether credit related other-than-temporary impairment exists.

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows (including prepayments), credit worthiness of the underlying banks and insurance companies and determination of probability and severity of default of the underlying collateral. The following provides additional information for each of these variables:

•
Estimate of Future Cash Flows – Cash flows are constructed in an INTEX desktop valuation model. INTEX is a proprietary cash flow model recognized as the industry standard for analyzing all types of structured debt products. It includes each deal’s structural features updated with trustee information, including asset-by-asset detail, as it becomes available. The modeled cash flows are then used to determine if all the scheduled principal and interest payments of the investments will be returned. For purposes of the cash flow analysis, relatively modest rates of prepayment were forecasted (ranging from 0-2%). In addition to the base prepayment assumption, due to the recent enactment of the Dodd-Frank financial legislation additional prepayment analysis was performed. First, all fixed-rate trust preferred securities issued by banks with more than $15 billion in total assets at December 31, 2009 were identified. Next the holding companies’ approximate cost of long-term funding given their rating and marketplace interest rates were estimated. The following assumption was made; any holding company that could refinance for a cost savings of more than 2% will refinance and will do so on January 1, 2013, or July 1, 2015 for bank holding company subsidiaries of foreign banking organizations that have relied on Supervision and Regulation Letter SR-01-1.

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

•
Probability of Default – A near-term probability of default is determined for each issuer based on its financial condition and is used to calculate the expected impact of future deferrals and defaults on the expected cash flows. Each issuer in the collateral pool is assigned a near-term probability of default based on individual performance and financial characteristics. Various studies suggest that the rate of bank failures between 1934 and 2008 were approximately 0.36%. Thus, in addition to the specific bank default assumptions used for the near term, future defaults on the individual banks in the analysis are assumed at 0.75% for 2012 (two times historical levels) and for 2013 and beyond the rate used is calculated based upon individual issuers estimated CAMEL rating as projected by VERIBANC®. Banks in the pool are assigned a probability of default based on their unique credit characteristics and market indicators.

•
Severity of Loss – In addition to the probability of default discussed above, a severity of loss (projected recovery) is determined in all cases. In the current analysis, the severity of loss ranges from 0% to 100% depending on the estimated credit worthiness of the individual issuer, with a 95% severity of loss utilized for defaults projected in 2011 and thereafter.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based upon the analysis performed by management as of December 31, 2010, it is probable that we will collect all contractual principal and interest payments on one of our eight pooled trust preferred securities, PreTSL XIX. The expected principal shortfall on the remaining pooled trust preferred securities have resulted in credit related other-than-temporary impairment charges either during 2010 or in previous years, and these securities could be subject to additional writedowns in the future if additional deferrals and defaults occur.

Note 5 - Loans Receivable and the Allowance for Loan Losses

Major classes of loans are as follows:

December 31,	2010	2009
Commercial
Commercial and industrial	$86,628	$82,512
Construction	18,611	27,483
Secured by commercial real estate	199,874	166,097
Secured by residential real estate	44,444	37,779
State and political subdivisions	31,053	26,698
Indirect lease financing	12,995	14,061
Retail
1-4 family residential mortgages	23,127	23,929
Home equity loans and lines	62,726	67,201
Consumer	2,751	3,702
Total loans	482,209	449,462
Net unearned (fees) costs	(27)	(41)
Loans receivable	$482,182	$449,421

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdraft deposits are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. For the years ended December 31, 2010 and 2009, overdrafts were $93,000 and $98,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. At December 31, 2010, there were no concentrations of loans exceeding 10 percent of total loans other than disclosed in the table above.

The Company engages in a variety of lending activities, including commercial, residential real estate and consumer transactions. The Company focuses its lending activities on individuals, professionals and small to medium sized businesses. Risks associated with lending activities include economic conditions and changes in interest rates, which can adversely impact both the ability of borrowers to repay their loans and the value of the associated collateral.

Commercial and industrial loans, commercial real estate loans, construction loans and residential real estate loans with a business purpose are generally perceived as having more risk of default than residential real estate loans with a personal purpose and consumer loans. These types of loans involve larger loan balances to a single borrower or groups of related borrowers and are more susceptible to a risk of loss during a downturn in the business cycle. These loans may involve greater risk because the availability of funds to repay these loans depends on the successful operation of the borrower’s business. The assets financed are used within the business for its ongoing operation. Repayment of these kinds of loans generally come from the cash flow of the business or the ongoing conversions of assets, such as accounts receivable and inventory, to cash. Typical collateral for commercial and industrial loans include the borrower’s accounts receivable, inventory and machinery and equipment.  Commercial real estate and residential real estate loans secured for a business purpose are originated primarily within the Eastern Pennsylvania market area at conservative loan-to-value ratios and often by the individual guarantees of the borrowers or owners. Repayment of this kind of loan is dependent upon either the ongoing cash flow of the borrowing entity or the resale of or lease of the subject property.  Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers.

Loans to state and political subdivisions are tax-exempt or taxable loans to municipalities, school districts and housing and industrial development authori¬ties. These loans can be general obligations of the municipality or school district repaid through their taxing authority, revenue obligations repaid through the income generated by the operations of the authority, such as a water or sewer authority, or loans issued to a housing and industrial development agency, for which a private corporation is responsible for payments on the loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company originates fixed-rate and adjustable-rate real estate-residential mortgage loans for personal purposes that are secured by first liens on the underlying 1-4 family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the credit worthiness of the borrower, including debt-to-income ratios, credit scores and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance.

The real estate-home equity portfolio consists of fixed-rate home equity loans and variable-rate home equity lines of credit. Risks associated with loans secured by residential properties are generally lower than commercial loans and include general economic risks, such as the strength of the job market, employment stability and the strength of the housing market. Since most loans are secured by a primary or secondary residence, the borrower’s continued employment is the greatest risk to repayment.

The Company offers a variety of loans to individuals for personal and household purposes. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and is more likely to decrease in value than real estate. Credit risk in this portfolio is controlled by conservative underwriting standards that consider debt-to-income levels and the creditworthiness of the borrower and, if secured, collateral values.

The Company employs an eight (8) grade risk rating system related to the credit quality of commercial loans, loans to state and political subdivisions and indirect lease financing of which the first four categories are pass categories (credits not adversely rated). The following is a description of the internal risk ratings and the likelihood of loss related to each risk rating.

1 - Excellent - no apparent risk
2 - Good - minimal risk
3 - Acceptable - average risk
4 - Watch List - greater than average risk
5 - Special Mention - potential weaknesses
6 - Substandard - well defined weaknesses
7 - Doubtful - full collection unlikely
8 - Loss - considered uncollectible

The Company maintains a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential problem loans. Each loan officer assigns a rating to all loans in the portfolio at the time the loan is originated. Loans with risk ratings of one through three are reviewed annually based on the borrower’s fiscal year. Loans with risk ratings of four are reviewed every six to twelve months based on the dollar amount of the relationship with the borrower. Loans with risk ratings of five through eight are reviewed at least quarterly, and as often as monthly, at management’s discretion. The Company also utilizes an outside loan review firm to review the portfolio on a semi-annual basis to provide the Board of Directors and senior management an independent review of the Bank’s loan portfolio on an ongoing basis. These reviews are designed to recognize deteriorating credits in their earliest stages in an effort to reduce and control risk in the lending function as well as identifying potential shifts in the quality of the loan portfolio. The examinations by the outside loan review firm includes the review of lending activities with respect to underwriting and processing new loans, monitoring the risk of existing loans and to provide timely follow-up and corrective action for loans showing signs of deterioration in quality. In addition the outside firm reviews the methodology for the allowance for loan losses to determine compliance to policy and regulatory guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2010:

		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial and industrial	$74,315	$1,378	$10,878	$57	$86,628
Construction	9,888	5,993	2,730	–	18,611
Secured by commercial real estate	154,697	6,537	37,942	698	199,874
Secured by residential real estate	39,823	1,038	3,583	–	44,444
State and political subdivisions	28,649	2,338	66	–	31,053
Indirect lease financing	12,460	–	535	–	12,995
	$319,832	$17,284	$55,374	$755	$393,605
For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following table presents the recorded investment in the retail classes of the loan portfolio based on payment activity as of December 31, 2010:

		Non-
	Performing	Performing	Total
Retail
1-4 family residential mortgages	$22,694	$433	$23,127
Home equity loans and lines	62,581	145	62,726
Consumer	2,751	–	2,751
	$88,026	$578	$88,604

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2010:

	30-59 Days	60-89 Days	>90 Days	Total Past		Total Loans
	Past Due	Past Due	Past Due	Due Loans	Current	Receivable
Commercial
Commercial and industrial	$228	$66	$197	$491	$86,137	$86,628
Construction	39	–	1,334	1,373	17,238	18,611
Secured by commercial real estate	527	4,517	3,257	8,301	191,573	199,874
Secured by residential real estate	857	125	54	1,036	43,408	44,444
State and political subdivisions	–	8	9	17	31,036	31,053
Indirect lease financing	495	244	72	811	12,184	12,995
Retail
1-4 family residential mortgages	668	–	433	1,101	22,026	23,127
Home equity loans and lines	220	203	29	452	62,274	62,726
Consumer	32	–	–	32	2,719	2,751
	$3,066	$5,163	$5,385	$13,614	$468,595	$482,209

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the recorded investment in loans receivable that are either on non-accrual status or past due more than 90 days and still accruing interest as of December 31, 2010:

	>90 Days
	Past Due	Non-
December 31, 2010	(still accruing)	accrual
Commercial
Commercial and industrial	–	$1,082
Construction	–	1,334
Secured by commercial real estate	$259	3,837
Secured by residential real estate	–	97
State and political subdivisions	9	–
Indirect lease financing	–	255
Retail
1-4 family residential mortgages	–	433
Home equity loans and lines	–	145
Consumer	–	–
	$268	$7,183

Activity in the allowance for loan losses is shown below:
December 31,	2010	2009
Balance at beginning of year	$6,217	$3,836
Charge-offs	(1,327)	(1,934)
Recoveries	265	165
Net charge-offs	(1,062)	(1,769)
Provision for loan losses	3,800	4,150
Balance at end of year	$8,955	$6,217

Additional details for changes in the allowance for loan losses for the year ended December 31, 2010 are as follows:

	Balance	Provision
	beginning of period	(credit) for loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial
Commercial and industrial	$1,601	$1,090	$(568)	$13	$2,136
Construction	382	251	–	–	633
Secured by commercial real estate	2,038	2,115	(278)	–	3,875
Secured by residential real estate	549	240	(113)	–	676
State and political subdivisions	125	(17)	–	–	108
Indirect lease financing	673	(141)	(254)	218	496
Retail
1-4 family residential mortgages	153	59	–	–	212
Home equity loans and lines	420	286	(60)	–	646
Consumer	61	(9)	(54)	34	32
Unallocated	215	(74)	N/A	N/A	141
	$6,217	$3,800	$(1,327)	$265	$8,955

Information with respect to loans that are considered to be impaired in accordance with the impairment accounting guidance as follows:

December 31,	2010		2009
	Loan Balance	Specific Allowance	Loan Balance	Specific Allowance
Recorded investment in impaired loans at year-end subject to a specific allowance for loan losses and corresponding specific allowance	$8,295	$2,281	$1,077	$528
Recorded investment in impaired loans at year-end requiring no specific allowance for loan losses	12,568	–	4,622	–
Recorded investment in impaired loans at year-end	$20,863		$5,699
Average recorded investment in impaired loans	$8,738		$1,898

QNB recognized $27,000 and $48,000 of interest income on impaired loans in 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding non-performing loans greater than 90 days past due is as follows:
December 31,	2010	2009
Recorded investment in non-accrual loans	$7,183	$3,086
Recorded investment in loans greater than 90 days past due and still accruing interest	268	759

As previously discussed, the Company maintains a loan review system, which includes a continuous review of the loan portfolio by internal and external parties to aid in the early identification of potential impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans, loans to state and political subdivisions and indirect lease financing loans by using either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment disclosures, unless such loans are part of a larger relationship that is impaired, or are classified as a troubled debt restructuring.

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of the majority of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

A loan is considered to be a troubled debt restructuring (“TDR”) loan when the Company grants a concession to the borrower because of the borrower’s financial condition that it would not otherwise consider.  Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other modifications of interest rates to less than the current market rate for new obligations with similar risk.  Loans classified as TDRs are designated as impaired. TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from the TDR status after a period of performance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance in the allowance of loan losses at December 31, 2010 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
		Balance	Balance
		Related to	Related to
		Loans	Loans		Balance	Balance
		Individually	Collectively		Individually	Collectively
		Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Balance	Impairment	Impairment	Balance	Impairment	Impairment
Commercial
Commercial and industrial	$2,136	$878	$1,258	$86,628	$4,710	$81,918
Construction	633	370	263	18,611	2,650	15,961
Secured by commercial real estate	3,875	687	3,188	199,874	9,213	190,661
Secured by residential real estate	676	179	497	44,444	2,624	41,820
State and political subdivisions	108	–	108	31,053	–	31,053
Indirect lease financing	496	64	432	12,995	275	12,720
Retail
1-4 family residential mortgages	212	41	171	23,127	606	22,521
Home equity loans and lines	646	62	584	62,726	785	61,941
Consumer	32	–	32	2,751	–	2,751
Unallocated	141	N/A	N/A	N/A	N/A	N/A
	$8,955	$2,281	$6,533	$482,209	$20,863	$461,346

The following table summarizes additional information in regards to impaired loans by loan portfolio class as of December 31, 2010:
	Recorded	Unpaid		Average	Interest
	Investment	Principal	Related	Recorded	Income
	(After Charge-offs)	Balance	Allowance	Investment	Recognized
With no specific allowance recorded:
Commercial
Commercial and industrial	$3,218	$3,225	–
Construction	1,316	1,316	–
Secured by commercial real estate	5,495	5,497	–
Secured by residential real estate	1,558	1,558	–
State and political subdivisions	–	–	–
Indirect lease financing	55	60	–
Retail
1-4 family residential mortgages	434	436	–
Home equity loans and lines	492	492	–
Consumer	–	–	–
	$12,568	$12,584	–
With an allowance recorded:
Commercial
Commercial and industrial	$1,492	$1,492	$878
Construction	1,334	1,340	370
Secured by commercial real estate	3,718	3,821	687
Secured by residential real estate	1,066	1,066	179
State and political subdivisions	–	–	–
Indirect lease financing	220	239	64
Retail
1-4 family residential mortgages	172	172	41
Home equity loans and lines	293	293	62
Consumer	–	–	–
	$8,295	$8,423	$2,281

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Recorded	Unpaid		Average	Interest
	Investment	Principal	Related	Recorded	Income
	(After Charge-offs)	Balance	Allowance	Investment	Recognized
Total:
Commercial
Commercial and industrial	$4,710	$4,717	$878	$1,306	$12
Construction	2,650	2,656	370	1,817	1
Secured by commercial real estate	9,213	9,318	687	4,582	11
Secured by residential real estate	2,624	2,624	179	495	1
State and political subdivisions	–	–	–	–	–
Indirect lease financing	275	299	64	260	2
Retail
1-4 family residential mortgages	606	608	41	126	–
Home equity loans and lines	785	785	62	152	–
Consumer	–	–	–	–	–
	$20,863	$21,007	$2,281	$8,738	$27

Note 6 - Premises And Equipment
Premises and equipment, stated at cost less accumulated depreciation and amortization, are summarized below:
December 31,	2010	2009
Land and buildings	$7,200	$7,184
Furniture and equipment	10,556	10,055
Leasehold improvements	2,229	1,668
Book value	19,985	18,907
Accumulated depreciation and amortization	(13,433)	(12,659)
Net book value	$6,552	$6,248

Depreciation and amortization expense on premises and equipment amounted to $853,000 and $894,000 for the years ended December 31, 2010 and 2009, respectively.

Note 7 - Intangible Assets and Servicing
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $79,334,000 and $79,952,000 at December 31, 2010 and 2009, respectively.

The following table reflects the activity of mortgage servicing rights for the periods indicated:
Years Ended December 31,	2010	2009
Balance at beginning of year	$519	$402
Mortgage servicing rights capitalized	89	189
Mortgage servicing rights amortized	(98)	(100)
Fair market value adjustments	(6)	28
Balance at end of year	$504	$519

The balance of these mortgage servicing rights are included in other assets at December 31, 2010 and 2009. The fair value of these rights was $620,000 and $637,000, respectively. The fair value of servicing rights was determined using a 9.0% discount rate for both 2010 and 2009.

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:
2011	$124
2012	98
2013	74
2014	54
2015	39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Time Deposits
The aggregate amount of time deposits, including deposits in denominations of $100,000 or more, was $310,232,000 and $321,096,000 at December 31, 2010 and 2009, respectively.

At December 31, 2010, the scheduled maturities of time deposits were as follows:
2011	$231,692
2012	34,882
2013	13,055
2014	12,776
2015	17,827
Thereafter	–
Total time deposits	$310,232

Note 9 - Short-Term Borrowings
	Securities Sold under	Other
December 31,	Agreements to Repurchase (a)	Short-term Borrowings (b)
2010
Balance	$29,186	$600
Maximum indebtedness at any month end	34,784	853
Daily average indebtedness outstanding	27,156	502
Average rate paid for the year	0.99%	0.05%
Average rate on period-end borrowings	0.89	–
2009
Balance	$28,055	$378
Maximum indebtedness at any month end	30,938	3,657
Daily average indebtedness outstanding	20,707	1,110
Average rate paid for the year	1.18%	0.39%
Average rate on period-end borrowings	1.00	–
(a) Securities sold under agreements to repurchase mature overnight. The repurchase agreements were collateralized by U.S. Government mortgage-backed securities and CMOs with an amortized cost of $36,149,000 and $38,040,000 and a fair value of $37,627,000 and $39,444,000 at December 31, 2010 and 2009, respectively. These securities are held in safekeeping at the Federal Reserve Bank.

(b) Other short-term borrowings include Federal funds purchased, overnight borrowings from the FHLB and Treasury tax and loan notes.

The Bank has two unsecured Federal funds lines granted by correspondent banks totaling $18,000,000. Federal funds purchased under these lines were $0 at both December 31, 2010 and 2009.

Note 10 - Long-Term Debt
Under terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. QNB’s FHLB stock of $2,164,000 and $2,279,000 at December 31, 2010 and 2009, respectively, is also pledged to secure these advances.

QNB has a maximum borrowing capacity with the FHLB of approximately $165,352,000. At December 31, 2010, QNB had no borrowings outstanding with the FHLB. At December 31, 2009, there were $10,000,000 in outstanding advances with a fixed interest rate of 2.97%, which matured in January 2010.

Repurchase agreements are treated as financings with the obligations to repurchase securities sold reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains recorded as an asset, although the securities underlying the agreements are delivered to the broker who arranged the transactions. The broker/dealer who participated with the Company in these agreements is PNC Bank. Securities underlying sales of securities under repurchase agreements consisted of municipal securities that had an amortized cost of $22,769,000 and a fair value of $23,140,000 at December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fixed-rate securities sold under agreements to repurchase as of December 31, 2010 and 2009 mature as follows:
	2010			2009
			Weighted		Weighted
			Average		Average
	Balance		Rate	Balance	Rate
2010	–		–	$5,000	4.90%
2012	$15,000	1	4.75%	15,000	4.75
2014	5,000	2	4.77	5,000	4.77
Total	$20,000		4.76%	$25,000	4.78%
1 $5,000,000 callable beginning 4/17/09, $10,000,000 callable beginning 4/17/10
2 $2,500,000 callable beginning 4/17/10, $2,500,000 callable beginning 4/17/12

Long term debt at December 31, 2010 also includes secured borrowings of $308,000.

Note 11 - Income Taxes
The components of the provision for income taxes are as follows:
Year Ended December 31,	2010	2009
Current Federal income taxes	$2,701	$1,681
Deferred Federal income taxes	(867)	(1,058)
Net provision	$1,834	$623

At December 31, 2010 and 2009, the tax effects of temporary differences that represent the significant portion of deferred tax assets and liabilities are as follows:
December 31,	2010	2009
Deferred tax assets
Allowance for loan losses	$3,045	$2,114
Impaired securities	623	645
Capital loss carryover	93	63
Non-credit OTTI on investment securities available-for-sale	416	819
Deferred compensation	17	29
Deposit premium	21	33
Non-accrual interest income	19	–
Other	9	15
Total deferred tax assets	4,243	3,718
Deferred tax liabilities
Depreciation	137	83
Mortgage servicing rights	171	176
Net unrealized holding gains on investment securities available-for-sale	1,209	1,707
Prepaid expenses	152	140
Other	2	2
Total deferred tax liabilities	1,671	2,108
Net deferred tax asset	$2,572	$1,610

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes it is more likely than not that QNB will realize the benefits of the above deferred tax assets. The net deferred tax asset is included in other assets on the consolidated balance sheet. As of December 31, 2010, QNB has a capital loss carryover of $184,000 that will expire on December 31, 2014, if not utilized.

A reconciliation of the tax provision on income before taxes computed at the statutory rate of 34% and the actual tax provision was as follows:
Year Ended December 31,	2010	2009
Provision at statutory rate	$3,077	$1,649
Tax-exempt interest and dividend income	(1,178)	(994)
Bank-owned life insurance	(107)	(105)
Stock-based compensation expense	17	20
Other	25	53
Total provision	$1,834	$623

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Employee Benefit Plans
The QNB Bank Retirement Savings Plan provides for elective employee contributions up to the maximum allowed by the IRS and a matching company contribution limited to 3 percent. In addition, the plan provides for safe harbor nonelective contributions of 5 percent of total compensation by QNB. QNB contributed a matching contribution of approximately $164,000 and $161,000 for the years ended December 31, 2010 and 2009, respectively, and a safe harbor contribution of approximately $327,000 for 2010 and $316,000 for 2009.

QNB’s Employee Stock Purchase Plan (the Plan) offers eligible employees an opportunity to purchase shares of QNB Corp. Common Stock at a 10 percent discount from the lesser of fair market value on the first or last day of each offering period (as defined by the plan). The 2006 Plan authorizes the issuance of 20,000 shares. As of December 31, 2010, 17,620 shares were issued under the 2006 Plan. The 2006 Plan expires May 31, 2011.

Shares issued pursuant to the Plan were as follows:
Year Ended December 31,	Shares	Price per Share
2010	4,118	$15.30	and	$17.96
2009	4,849	14.04	and	15.30

Note 13 - Stock Option Plan
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

The 1998 Plan authorizes the issuance of 220,500 shares. The time period by which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest after a three-year period. As of December 31, 2010, there were 225,058 options granted, 19,944 options forfeited, 95,474 options exercised and 109,640 options outstanding under this Plan. The 1998 Plan expired March 10, 2008.

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan except the options expire five years after the grant date. As of December 31, 2010, there were 83,700 options granted, 22,825 options forfeited and 60,875 options outstanding under this Plan. The 2005 Plan expires March 15, 2015.

As of December 31, 2010, there was approximately $52,000 of unrecognized compensation cost related to unvested stock option awards granted.  That cost is expected to be recognized over the next three years.

Stock option activity during 2010 and 2009, was as follows:
			Weighted Average
		Weighted	Remaining	Aggregate Intrinsic
	Number of Options	Average Exercise Price	Contractual Term (in yrs)	Value
Outstanding December 31, 2008	221,323	$20.60
Exercised	(38,317)	15.02
Forfeited	(2,204)	16.70
Granted	20,000	17.15
Outstanding December 31, 2009	200,802	21.36
Exercised	(19,716)	14.03
Forfeited	(30,571)	22.32
Granted	20,000	17.63
Outstanding at December 31, 2010	170,515	$21.60	2.08	$243
Exercisable at December 31, 2010	127,990	$22.66	1.69	$176

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010, outstanding stock options consist of the following:
			Remaining
	Options	Exercise	Life	Options	Exercise
	Outstanding	Price	(in years)	Exercisable	Price
	13,440	$13.30	0.04	13,440	$13.30
	26,200	16.13	1.04	26,200	16.13
	13,650	17.15	3.06	–	–
	14,400	17.25	4.13	–	–
	3,000	19.76	4.69	–	–
	31,700	20.00	2.06	31,700	20.00
	11,475	21.00	2.04	–	–
	12,050	25.15	1.04	12,050	25.15
	14,800	26.00	0.05	14,800	26.00
	14,800	32.35	4.05	14,800	32.35
	15,000	33.25	3.32	15,000	33.25
Outstanding as of December 31, 2010	170,515	$21.60	2.08	127,990	$22.66

The cash proceeds, tax benefits and intrinsic value related to total stock options exercised during 2010 and 2009 are as follows:
	2010	2009
Tax benefits related to stock options exercised	$3	$10
Intrinsic value of stock options exercised	110	105

Note 14 - Related Party Transactions
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

Balance, December 31, 2009	$5,276
New loans	4,800
Repayments	(4,447)
Balance, December 31, 2010	$5,629

In previous years, QNB allowed its directors to defer a portion of their compensation. The amount of deferred compensation accrued as of December 31, 2010 and 2009, was $51,000 and $85,000, respectively.

Note 15 - Commitments And Contingencies
Financial instruments with off-balance-sheet risk:
In the normal course of business there are various legal proceedings, commitments, and contingent liabilities which are not reflected in the financial statements. Management does not anticipate any material losses as a result of these transactions and activities. They include, among other things, commitments to extend credit and standby letters of credit. Outstanding standby letters of credit amounted to $13,519,000 and $14,071,000, and commitments to extend credit and unused lines of credit totaled $103,012,000 and $99,119,000 at December 31, 2010 and 2009, respectively. The maximum exposure to credit loss, which represents the possibility of sustaining a loss due to the failure of the other parties to a financial instrument to perform according to the terms of the contract, is represented by the contractual amount of these instruments. QNB uses the same lending standards and policies in making credit commitments as it does for on-balance sheet instruments. The activity is controlled through credit approvals, control limits, and monitoring procedures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2010 and 2009 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include renewal options as well as specific provisions relating to rent increases. The minimum annual rental commitments under these leases outstanding at December 31, 2010 are as follows:
Minimum Lease Payments
2011	$417
2012	408
2013	368
2014	346
2015	343
Thereafter	4,557

The leases contain renewal options to extend the initial terms of the lease from one to ten years. With the exception of the renewals for a land lease related to a permanent branch site, the commitment for such renewals is not included above. Rent expense under leases for the years ended December 31, 2010 and 2009, was $525,000 and $426,000, respectively.

Note 16 - Comprehensive Income
The components of comprehensive income are as follows:
Year Ended December 31,	2010	2009
Unrealized holding (losses) gains arising during the period on available-for-sale securities	$(280)	$2,510
Reclassification adjustment for gains included in net income	(309)	(1,069)
Reclassification adjustment for OTTI losses included in net income	310	1,523
Net unrealized (losses) gains on available-for-sale securities	(279)	2,964
Tax effect	95	(1,008)
Other comprehensive (loss) income, net of tax	(184)	1,956
Net income	7,217	4,227
Total comprehensive income	$7,033	$6,183

The components of accumulated other comprehensive income are as follows:
December 31,	2010	2009
Unrealized net holding gains on available-for-sale securities	$3,556	$5,021
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in earnings	(1,224)	(2,410)
Accumulated other comprehensive income	2,332	2,611
Tax Effect	(793)	(888)
Accumulated other comprehensive income, net of tax	$1,539	$1,723

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments
Financial Accounting Standards Board (FASB) ASC 820, Fair Value Measurements and Disclosures, defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (fair values are not adjusted for transaction costs). ASC 820 also establishes a framework (fair value hierarchy) for measuring fair value under GAAP, and expands disclosures about fair value measurements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:
	Quoted Prices	Significant Other	Significant
	in Active Markets	Observable	Unobservable	Balance at end
December 31, 2010	for Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	of Period
Securities available-for-sale
U.S. Government agencies	–	$66,448	–	$66,448
State and municipal securities	–	63,588	–	63,588
U.S. Government agencies and sponsored enterprises (GSEs) - residential
Mortgage-backed securities	–	78,801	–	78,801
Collateralized mortgage obligations (CMOs)	–	75,573	–	75,573
Other debt securities	–	518	$1,866	2,384
Equity securities	$3,770	–	–	3,770
Total	$3,770	$284,928	$1,866	$290,564

	Quoted Prices	Significant Other	Significant
	in Active Markets	Observable	Unobservable	Balance at end
December 31, 2009	for Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	of Period
Securities available-for-sale
U.S. Treasury	$5,013	–	–	$5,013
U.S. Government agencies	–	$69,731	–	69,731
State and municipal securities	–	54,160	–	54,160
U.S. Government agencies and sponsored enterprises (GSEs) - residential
Mortgage-backed securities	–	61,649	–	61,649
Collateralized mortgage obligations (CMOs)	–	61,317	–	61,317
Other debt securities	–	525	$1,008	1,533
Equity securities	$3,459	–	–	3,459
Total	$8,472	$247,382	$1,008	$256,862

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the securities available for sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31:
	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
Securities available-for-sale	2010	2009
Balance, beginning of year	$1,008	1,963
Settlements	(156)	$(19)
Total gains or losses (realized/unrealized)
Included in earnings	(277)	(1,002)
Included in other comprehensive income	1,291	66
Transfers in and/or out of Level 3	–	–
Balance, end of year	$1,866	$1,008

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the year ended December 31, 2010. There were also no transfers in or out of level 3 for the same period. There were $277,000 and $1,002,000 of losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the years ended December 31, 2010 and 2009, respectively.

The Level 3 securities consist of eight collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (PreTSLs). The market for these securities at December 31, 2010 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as there are very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2010;
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

The estimates for the conditional default rates (CDR) are based on the payment characteristics of the trust preferred securities themselves (e.g. current, deferred, or defaulted) as well as the financial condition of the trust preferred issuers in the pool.  A near-term CDR for each issuer in the pool is estimated based on their financial condition using key financial ratios relating to the financial institution’s capitalization, asset quality, profitability and liquidity.  In addition to the specific bank default assumptions, default rates are modeled to two times historic levels throughout 2012. In 2013 and beyond the CDR rate is calculated based upon individual issuers’ estimated CAMEL rating as projected by VERIBANC®.

The base loss severity assumption is 95%.  The severity factor for near-term CDRs is vectored to reflect the relative expected performance of the institutions modeled to default, with lower forecasted severities used for the higher quality institutions.  The long-term loss severity is modeled at 95%.

Prepayments are modeled to take into account the disruption in the asset-backed securities marketplace and the lack of new trust preferred issuances. For purposes of the cash flow analysis, relatively modest rates of prepayment were forecasted (ranging from 0-2%). In addition to the base prepayment assumption, due to the recent enactment of the Dodd-Frank financial legislation additional prepayment analysis was performed. First, all fixed rate trust preferred securities issued by banks with more than $15 billion in total assets at December 31, 2009 were identified. Next the holding companies’ approximate cost of long-term funding given their rating and marketplace interest rates were estimated. The following assumption was made; any holding company that could refinance for a cost savings of more than 2% will refinance and will do so on January 1, 2013, or July 1, 2015 for bank holding company subsidiaries of foreign banking organizations that have relied on Supervision and Regulation Letter SR-01-1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The internal rate of return is the pre-tax yield used to discount the best estimate of future cash flows after credit losses. The cash flows have been discounted using estimated market discount rates of 3 month LIBOR plus spreads ranging from 5.10% to 10.10%. The determination of appropriate market discount rates involved the consideration of the following:
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

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used are as follows:
	Quoted Prices	Significant Other	Significant
	in Active Markets	Observable	Unobservable	Balance
	for Identical Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	End of Year
December 31, 2010
Mortgage Servicing Rights	–	–	$504	$504
Impaired Loans	–	–	6,014	6,014
December 31, 2009
Mortgage Servicing Rights	–	–	519	519
Impaired Loans	–	–	549	549
Foreclosed Assets	–	–	67	67

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of QNB’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between QNB’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of each major classification of financial instruments at December 31, 2010 and 2009:

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

Loans Receivable (Carried at Cost):  The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (Generally Carried at Fair Value): Impaired loans are those that are accounted for under the accounting guidance of ASC 310-10-35-16, in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At December 31, 2010 the fair value consists of the loan balances of $8,295,000, net of a valuation allowance of $2,281,000. At December 31, 2009 the fair value consists of loan balances of $1,077,000, net of a valuation allowance of $528,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2010, mortgage servicing rights, which are carried at lower of cost or fair value, were written down to fair value resulting in a charge to earnings to record a valuation allowance of $6,000. During 2009, as a result of a recovery in the fair value of mortgage servicing rights, $28,000 of the valuation allowance was reversed and recognized in earnings during the period.

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

The estimated fair values and carrying amounts are summarized as follows:

December 31,	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and due from banks	$14,912	$14,912	$30,999	$30,999
Investment securities available-for-sale	290,564	290,564	256,862	256,862
Investment securities held-to-maturity	2,667	2,729	3,347	3,471
Restricted investment in bank stocks	2,176	2,176	2,291	2,291
Loans held-for-sale	228	228	534	537
Net loans	473,227	458,040	443,204	423,036
Mortgage servicing rights	504	620	519	637
Accrued interest receivable	2,988	2,988	2,848	2,848

Financial Liabilities
Deposits with no stated maturities	$384,745	$384,745	$313,007	$313,007
Deposits with stated maturities	310,232	312,016	321,096	323,437
Short-term borrowings	29,786	29,786	28,433	28,433
Long-term debt	20,308	21,666	35,000	36,559
Accrued interest payable	1,089	1,089	1,565	1,565

The estimated fair value of QNB’s off-balance sheet financial instruments is as follows:

December 31,	2010		2009
	Notional Amount	Fair Value	Notional Amount	Fair Value
Commitments to extend credit	$103,012	–	$99,119	–
Standby letters of credit	13,519	–	14,071	–

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Parent Company Financial Information
Condensed financial statements of QNB Corp. only:
Balance Sheets
December 31,	2010	2009
Assets
Cash and cash equivalents	$4	$27
Investment securities available-for-sale	3,770	3,459
Investment in subsidiary	56,974	52,579
Other assets	342	1,007
Total assets	$61,090	$57,072

Liabilities
Other liabilities	–	$646

Shareholders’ equity
Common stock	$2,059	2,036
Surplus	10,811	10,221
Retained earnings	49,157	44,922
Accumulated other comprehensive income, net	1,539	1,723
Treasury stock	(2,476)	(2,476)
Total shareholders’ equity	61,090	56,426
Total liabilities and shareholders’ equity	$61,090	$57,072

Statements of Income
Year Ended December 31,	2010	2009
Dividends from subsidiary	$2,552	$3,390
Interest, dividend and other income	83	84
Securities gains (losses)	254	(112)
Total income	2,889	3,362
Expenses	281	266
Income before applicable income taxes and equity in undistributed income of subsidiary	2,608	3,096
Provision (benefit) for income taxes	18	(98)
Income before equity in undistributed income of subsidiary	2,590	3,194
Equity in undistributed income of subsidiary	4,627	1,033
Net income	$7,217	$4,227

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash Flows
Year Ended December 31,	2010	2009
Operating Activities
Net income	$7,217	$4,227
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income from subsidiary	(4,627)	(1,033)
Net securities (gains)/losses	(254)	112
Stock-based compensation expense	51	58
Decrease (increase) in other assets	554	(752)
(Decrease) increase in other liabilities	(246)	646
Deferred income tax provision	86	13
Net cash provided by operating activities	2,781	3,271
Investing Activities
Purchase of investment securities	(1,067)	(1,183)
Proceeds from sale of investment securities	1,083	1,625
Net cash provided by investing activities	16	442
Financing Activities
Repayment of advances from subsidiaries	(400)	–
Cash dividends paid	(2,821)	(2,972)
Purchase of treasury stock	–	(866)
Proceeds from issuance of common stock	398	104
Tax benefit from exercise of stock options	3	10
Net cash used by financing activities	(2,820)	(3,724)
Decrease in cash and cash equivalents	(23)	(11)
Cash and cash equivalents at beginning of year	27	38
Cash and cash equivalents at end of year	$4	$27

Note 19 - Regulatory Restrictions
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

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of December 31, 2010, that the Company and the Bank met capital adequacy requirements to which they were subject.

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

	Capital Levels
	Actual		Adequately Capitalized		Well Capitalized
As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk weighted assets):1
Consolidated	$66,932	11.82%	$45,289	8.00%	N/A	N/A
Bank	62,901	11.18	44,995	8.00	$56,243	10.00%
Tier I capital (to risk weighted assets):1
Consolidated	59,551	10.52	22,644	4.00	N/A	N/A
Bank	55,847	9.93	22,497	4.00	33,746	6.00
Tier I capital (to average assets):
Consolidated	59,551	7.42	32,086	4.00	N/A	N/A
Bank	55,847	6.99	31,947	4.00	39,934	5.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Capital Levels
	Actual		Adequately Capitalized		Well Capitalized
As of December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk weighted assets):1
Consolidated	$61,168	11.51%	$42,504	8.00%	N/A	N/A
Bank	57,436	10.89	42,212	8.00	$52,765	10.00%
Tier I capital (to risk weighted assets):1
Consolidated	54,703	10.30	21,252	4.00	N/A	N/A
Bank	51,219	9.71	21,106	4.00	31,659	6.00%
Tier I capital (to average assets):1
Consolidated	54,703	7.34	29,822	4.00	N/A	N/A
Bank	51,219	6.90	29,679	4.00	37,099	5.00%
1 As defined by the regulators

Note 20 - Consolidated Quarterly Financial Data (Unaudited)
The unaudited quarterly results of operations for the years ended 2010 and 2009 are in the following table:

	Quarters Ended 2010				Quarters Ended 2009
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Interest income	$8,828	$9,049	$9,117	$9,189	$8,626	$8,859	$8,946	$8,937
Interest expense	2,804	2,614	2,476	2,376	3,545	3,539	3,419	3,164
Net interest income	6,024	6,435	6,641	6,813	5,081	5,320	5,527	5,773
Provision for loan losses	700	700	1,200	1,200	600	500	1,500	1,550
Non-interest income	1,132	1,027	1,004	1,176	733	1,067	514	1,571
Non-interest expense	4,118	4,241	4,478	4,564	3,929	4,384	3,926	4,347
Income before income taxes	2,338	2,521	1,967	2,225	1,285	1,503	615	1,447
Provision (benefit) for income taxes	512	558	349	415	191	276	(56)	212
Net Income	$1,826	$1,963	$1,618	$1,810	$1,094	$1,227	$671	$1,235
Earnings Per Share - basic	$0.59	$0.63	$0.52	$0.58	$0.35	$0.40	$0.22	$0.40
Earnings Per Share - diluted	$0.59	$0.63	$0.52	$0.58	$0.35	$0.40	$0.22	$0.40

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
(a) None.
(b) None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures are effective as of such date.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2010.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective and meets the criteria of the Internal Control — Integrated Framework.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to the provisions of the Dodd-Frank Act that permits the Company, as a smaller reporting company, to provide only management’s report in this annual report.
/s/ Thomas J. Bisko	/s/ Bret H. Krevolin
Thomas J. Bisko	Bret H. Krevolin
Chief Executive Officer	Chief Financial Officer

March 30, 2011

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2011 Annual Meeting of Shareholders under the captions
•  “Election of Directors”
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

The information required by Item 11 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2011 Annual Meeting of Shareholders under the captions
•  “Compensation Committee Report”
•  “Executive Compensation”
•  “Director Compensation”
•  “Compensation Tables”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table summarizes QNB’s equity compensation plan information as of December 31, 2010. Information is included for both equity compensation plans approved by QNB shareholders and equity compensation plans not approved by QNB shareholders.

			Number of shares
	Number of shares	Weighted-average	available for future
	to be issued upon	exercise price of	issuance under equity
	exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	[excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a)]

	(a)	(b)	(c)
Equity compensation plans approved by QNB shareholders
1998 Stock Option Plan	109,640	$22.20	–
2005 Stock Option Plan	60,875	20.53	116,300
2006 Employee Stock Purchase Plan	–	–	2,380
Equity compensation plans not approved by QNB shareholders
None	–	–	–
Totals	170,515	$21.60	118,680

Additional information required by Item 12 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2011 Annual Meeting of Shareholders under the captions
•  “Security Ownership of Certain Beneficial Owners and Management”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information appearing  in QNB Corp.’s definitive proxy statement to be used in connection with the 2011 Annual Meeting of Shareholders under the captions
•  “Certain Relationships and Related Party Transactions”
•  “Governance of the Company - Director Independence”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2011 Annual Meeting of Shareholders under the captions
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

10.6-
Employment Agreement between Registrant and David W. Freeman. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on September 13, 2010.)

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

10.10-
Separation Agreement between Registrant and Mary Ann Smith (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on August 26, 2010.)

21-	Subsidiaries of the Registrant.

23.1-	Consent of Independent Registered Public Accounting Firm

31.1-	Section 302 Certification of the Chief Executive Officer.

31.2-	Section 302 Certification of the Chief Financial Officer.

32.1-	Section 906 Certification of the Chief Executive Officer.

32.2-	Section 906 Certification of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QNB Corp.
March 30, 2011
	BY:	/s/ Thomas J. Bisko
Thomas J. Bisko
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Bisko	Chief Executive Officer,	March 30, 2011
Thomas J. Bisko	Principal Executive
Officer and Director

/s/ Bret H. Krevolin	Chief Financial Officer	March 30, 2011
Bret H. Krevolin	and Principal Financial and
Accounting Officer

/s/ Kenneth F. Brown, Jr.	Director	March 30, 2011
Kenneth F. Brown, Jr.

/s/ Dennis Helf	Director, Chairman	March 30, 2011
Dennis Helf

/s/ G. Arden Link	Director	March 30, 2011
G. Arden Link

/s/ Charles M. Meredith, III	Director	March 30, 2011
Charles M. Meredith, III

/s/ Anna Mae Papso	Director	March 30, 2011
Anna Mae Papso

/s/ Gary S. Parzych	Director	March 30, 2011
Gary S. Parzych

/s/ Bonnie L. Rankin	Director	March 30, 2011
Bonnie L. Rankin

/s/ Henry L. Rosenberger	Director	March 30, 2011
Henry L. Rosenberger

/s/ Edgar L. Stauffer	Director	March 30, 2011
Edgar L. Stauffer

QNB CORP.
FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2010
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

10.6-
Employment Agreement between Registrant and David W. Freeman. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on September 13, 2010.)

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

10.10 -
Separation Agreement between Registrant and Mary Ann Smith (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on August 26, 2010.)

21-	Subsidiaries of the Registrant.

23.1-	Consent of Independent Registered Public Accounting Firm

31.1-	Section 302 Certification of the Chief Executive Officer.

31.2-	Section 302 Certification of the Chief Financial Officer.

32.1-	Section 906 Certification of the Chief Executive Officer.

32.2-	Section 906 Certification of the Chief Financial Officer.