Form 10-Q
period 2011-03-31
QNB CORP
filed 2011-05-16
CIK 750558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                               March 31, 2011
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2011
Common Stock, par value $0.625	3,144,146

QNB CORP. AND SUBSIDIARY
FORM 10-Q
QUARTER ENDED MARCH 31, 2011

QNB Corp. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(unaudited)
	March 31,	December 31,
	2011	2010
Assets
Cash and due from banks	$8,035	$8,498
Interest-bearing deposits in banks	18,195	6,414
Total cash and cash equivalents	26,230	14,912

Investment securities
Available-for-sale (amortized cost $292,223 and $288,232)	294,470	290,564
Held-to-maturity (fair value $1,897 and $2,729)	1,842	2,667
Restricted investment in bank stocks	2,068	2,176
Loans held-for-sale	115	228
Total loans, net of unearned costs	478,394	482,182
Allowance for loan losses	(9,192)	(8,955)
Net loans	469,202	473,227
Bank-owned life insurance	9,457	9,439
Premises and equipment, net	6,420	6,552
Accrued interest receivable	2,955	2,988
Other assets	6,686	6,507
Total assets	$819,445	$809,260

Liabilities
Deposits
Demand, non-interest bearing	$61,881	$55,377
Interest-bearing demand	133,820	132,500
Money market	68,295	78,802
Savings	151,729	118,066
Time	193,859	206,629
Time of $100,000 or more	97,822	103,603
Total deposits	707,406	694,977
Short-term borrowings	26,033	29,786
Long-term debt	20,306	20,308
Accrued interest payable	882	1,089
Other liabilities	2,135	2,010
Total liabilities	756,762	748,170

Shareholders' Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,308,715 shares and 3,293,687 shares issued; 3,144,146 and 3,129,118 shares outstanding	2,068	2,059
Surplus	11,025	10,811
Retained earnings	50,583	49,157
Accumulated other comprehensive income, net	1,483	1,539
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	62,683	61,090
Total liabilities and shareholders' equity	$819,445	$809,260

The accompanying notes are an integral part of the unaudited consolidated financial statements

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except share data)
	(unaudited)
Three Months Ended March 31,	2011	2010
Interest Income
Interest and fees on loans	$6,714	$6,359
Interest and dividends on investment securities:
Taxable	1,715	1,874
Tax-exempt	659	585
Interest on interest-bearing balances and other interest income	7	10
Total interest income	9,095	8,828

Interest Expense
Interest on deposits
Interest-bearing demand	190	222
Money market	94	166
Savings	282	141
Time	836	1,272
Time of $100,000 or more	440	636
Interest on short-term borrowings	55	53
Interest on long-term debt	241	314
Total interest expense	2,138	2,804
Net interest income	6,957	6,024
Provision for loan losses	650	700
Net interest income after provision for loan losses	6,307	5,324

Non-Interest Income
Total other-than-temporary impairment loss on investment securities	-	(185)
Less: Portion of loss recognized in other comprehensive income (before taxes)	-	27
Net other-than temporary impairment losses on investment securities	-	(158)
Net (loss) gain on sale of investment securities	(43)	294
Net (loss) gain on investment securities	(43)	136
Fees for services to customers	327	405
ATM and debit card	328	271
Bank-owned life insurance	110	64
Merchant Income	62	57
Net gain on sale of loans	39	75
Other	117	124
Total non-interest income	940	1,132

Non-Interest Expense
Salaries and employee benefits	2,387	2,137
Net occupancy	397	369
Furniture and equipment	303	282
Marketing	175	161
Third party services	248	273
Telephone, postage and supplies	148	157
State taxes	150	140
FDIC insurance premiums	262	254
Other	350	345
Total non-interest expense	4,420	4,118
Income before income taxes	2,827	2,338
Provision for income taxes	616	512
Net Income	$2,211	$1,826
Earnings Per Share - Basic	$0.71	$0.59
Earnings Per Share - Diltued	$0.70	$0.59
Cash Dividends Per Share	$0.25	$0.24

The accompanying notes are an integral part of the unaudited consolidated financial statements

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					Accumulated
	Number of				Other
(in thousands, except share data)	Shares	Common		Retained	Comprehensive	Treasury
(unaudited)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2010	3,129,118	$2,059	$10,811	$49,157	$1,539	$(2,476)	$61,090
Comprehensive income:
Net Income	-	-	-	2,211		-	2,211
Other comprehensive loss	-	-	-	-	(56)	-	(56)
Total comprehensive income							2,155
Cash dividends declared ($0.25 per share)	-	-	-	(785)	-	-	(785)
Stock issued in connection with dividend reinvestment and stock purchase plan	7,519	4	166	-	-	-	170
Stock issued for options exercised	7,509	5	33	-	-	-	38
Tax benefit of stock options exercised	-	-	3	-	-	-	3
Stock-based compensation expense	-	-	12	-	-	-	12
Balance, March 31, 2011	3,144,146	$2,068	$11,025	$50,583	$1,483	$(2,476)	$62,683

The accompanying notes are an integral part of the unaudited consolidated financial statements

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands,
	(unaudited)
Three Months Ended March 31,	2011	2010
Operating Activities
Net income	$2,211	$1,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196	198
Provision for loan losses	650	700
Net losses (gains) on investment securities available-for-sale	43	(136)
Net loss on sale of repossessed assets	8	3
Net gain on sale of loans	(39)	(75)
Proceeds from sales of residential mortgages held-for-sale	2,711	2,313
Originated of residential mortgages held-for-sale	(2,559)	(1,704)
Income on bank-owned life insurance	(110)	(64)
Life insurance premiums	(3)	(5)
Stock-based compensation expense	12	10
Deferred income tax benefit	(52)	(11)
Net increase in income taxes payable	645	422
Net decrease (increase) in accrued interest receivable	33	(65)
Amortization of mortgage servicing rights and change in valuation allowance	22	19
Net amortization (accretion) of premiums and discounts on investment securities	313	174
Net (decrease) increase in accrued interest payable	(207)	(160)
(Increase) decrease in other assets	(333)	488
Decrease in other liabilities	(396)	(208)
Net cash provided by operating activities	3,145	3,725
Investing Activities
Proceeds from maturities and calls of investment securities
available-for-sale	25,780	37,123
held-to-maturity	825	500
Proceeds from the sale of investment securities
available-for-sale	17,856	2,030
Purchases of investment securities
available-for-sale	(47,983)	(49,628)
Proceeds from redemption of investment in restricted bank stock	108	-
Net decrease (increase) in loans	3,352	(7,413)
Redemption of Bank Owned Life Insurance investment	95	-
Net purchases of premises and equipment	(64)	(205)
Proceeds from sales of repossessed assets	104	71
Net cash provided (used) by investing activities	73	(17,522)
Financing Activities
Net increase in non-interest bearing deposits	6,504	1,607
Net increase in interest-bearing non-maturity deposits	24,476	23,128
Net (decrease) increase in time deposits	(18,551)	3,533
Net decrease in short-term borrowings	(3,753)	(6,602)
Repayments of long-term debt	(2)	(10,000)
Tax benefit from exercise of stock options	3	-
Cash dividends paid, net of reinvestment	(726)	(710)
Proceeds from issuance of common stock	149	41
Net cash provided by financing activities	8,100	10,997
(Decrease) increase in cash and cash equivalents	11,318	(2,800)
Cash and cash equivalents at beginning of year	14,912	30,999
Cash and cash equivalents at end of period	$26,230	$28,199
Supplemental Cash Flow Disclosures
Interest paid	$2,345	$2,964
Income taxes paid	-	100
Non-cash transactions
Transfer of loans to repossessed assets or other real estate owned	23	57

The accompanying notes are an integral part of the unaudited consolidated financial statements

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2010 Annual Report incorporated in the Form 10-K. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods and are of a normal and recurring nature. Certain items in the 2010 consolidated financial statements have been reclassified to conform to the 2011 financial statement presentation format.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2011, for items that should potentially be recognized or disclosed in these financial statements.

2. RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosure about Fair Value Measurements. This ASU requires some additional disclosures and clarifies some existing disclosure requirements about fair value measurements as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:
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

ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. The Company adopted the required portions of ASU 2009-16 effective January 1, 2010 and has included the required disclosures.

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

In April 2011, the FASB issued ASU No. 2011-02 Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The troubled debt restructuring (TDR) guidance clarifies whether loan modifications constitute TDRs, includes factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in the guidance also ends the FASB’s deferral of the additional disclosures about TDRs. The provisions of this guidance are effective for the first interim and annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company is currently evaluating the impact of the guidance on the consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03 Transfers and Servicing (Topic 860) — Reconsideration of Effective Control for Repurchase Agreements. Under the amended guidance, a transferor maintains effective control over transferred financial assets if there is an agreement that both entitles and obligates the transferor to repurchase the financial assets before maturity. In addition, the following requirements must be met: (a) the financial asset to be repurchased or redeemed is the same or substantially the same as those transferred, (b) the agreement is to repurchase or redeem the transferred financial asset before maturity at a fixed or determinable price, and (c) the agreement is entered into contemporaneously with, or in contemplation of the transfer. This guidance is effective prospectively for transactions, or modifications of existing transactions, that occur on or after the first interim or annual period beginning on or after December 15, 2011. The adoption of the guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Stock-based compensation expense was approximately $12,000 and $10,000 for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, there was approximately $94,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 33 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorized the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest ratably over a three-year period. As of March 31, 2011, there were 225,058 options granted, 28,444 options forfeited, 114,414 options exercised and 82,200 options outstanding under this Plan. The 1998 Plan expired on March 10, 2008, therefore no further options can be granted under this Plan.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY (Continued)

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of March 31, 2011, there were 100,700 options granted, 29,125 options forfeited and 71,575 options outstanding under this Plan. The 2005 Plan expires March 15, 2015.

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

The following assumptions were used in the option pricing model in determining the fair value of options granted during the three months ended March 31:

Options granted	2011	2010
Risk-free interest rate	1.96%	2.32%
Dividend yield	5.02	5.28
Volatility	29.83	27.50
Expected life (years)	5.00	5.00

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the first three months of 2011 and 2010 was $3.24 and $2.50, respectively.

Stock option activity during the three months ended March 31, 2011 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in yrs.)	Aggregate intrinsic value
Outstanding at January 1, 2011	170,515	$21.60
Exercised	(18,940)	14.12
Forfeited	(14,800)	26.00
Granted	17,000	20.00
Outstanding at March 31, 2011	153,775	$21.92	2.6	$489
Exercisable at March 31, 2011	105,725	$23.55	2.3	$264

4. SHARE REPURCHASE PLAN

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. There were no shares repurchased during the first quarter of 2011. As of March 31, 2011, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

For the three months ended March 31,	2011	2010
Numerator for basic and diluted earnings per share - net income	$2,211	$1,826
Denominator for basic earnings per share - weighted average shares outstanding	3,134,449	3,094,534
Effect of dilutive securities - employee stock options	10,790	7,969
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,145,239	3,102,503
Earnings per share-basic	$0.71	$0.59
Earnings per share-diluted	$0.70	$0.59

There were 61,850 and 147,300 stock options that were anti-dilutive for the three-month periods ended March 31, 2011 and 2010, respectively. These stock options were not included in the above calculation.

6. COMPREHENSIVE INCOME

For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the three months ended March 31, 2011 and 2010:

Three months ended	March 31, 2011	March 31, 2010
Unrealized holding (losses) gains arising during the period	$(128)	$1,118
Unrealized losses related to factors other than credit arising during the period	-	(27)
Reclassification adjustment for losses (gains) included in net income	43	(294)
Reclassification adjustment for OTTI losses included in net income	-	158
Net unrealized (losses) gains	(85)	955
Tax effect	29	(324)
Other comprehensive (loss) income, net of tax effect	(56)	631
Net income	2,211	1,826
Total comprehensive income	$2,155	$2,457

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities available-for-sale at March 31, 2011 and December 31, 2010 were as follows:

Available-for-Sale
March 31, 2011

		Gross	Gross
	Aggregate	unrealized	unrealized holding losses
	fair	holding	Non-credit		Amortized
	value	gains	OTTI	Other	cost
U.S. Government agency securities	$56,422	$117	-	$874	57,179
State and municipal securities	67,698	1,040	-	245	66,903
U.S. Government agencies and sponsored enterprises (GSEs) - residential:			-
Mortgage-backed securities	89,511	2,236	-	366	87,641
Collateralized mortgage obligations (CMOs)	74,516	1,593	-	223	73,146
Other debt securities	2,428	63	$1,197	528	4,090
Equity securities	3,895	691	-	60	3,264
Total investment securities available-for-sale	$294,470	$5,740	$1,197	$2,296	$292,223

December 31, 2010

		Gross	Gross
	Aggregate	unrealized	unrealized holding losses
	fair	holding	Non-credit		Amortized
	value	gains	OTTI	Other	cost
U.S. Government agency securities	$66,448	$241	-	$869	67,076
State and municipal securities	63,588	675	-	514	63,427
U.S. Government agencies and sponsored enterprises (GSEs) - residential:			-
Mortgage-backed securities	78,801	2,438	-	311	76,674
Collateralized mortgage obligations (CMOs)	75,573	1,890	-	137	73,820
Other debt securities	2,384	69	$1,224	550	4,089
Equity securities	3,770	667	-	43	3,146
Total investment securities available-for-sale	$290,564	$5,980	$1,224	$2,424	$288,232

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at March 31, 2011 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities.

	Aggregate	Amortized
	fair value	cost
Due in one year or less	$7,096	$6,997
Due after one year through five years	182,712	179,481
Due after five years through ten years	53,589	53,921
Due after ten years	47,178	48,560
Equity securities	3,895	3,264
Total investment securities available-for-sale	$294,470	$292,223

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. INVESTMENT SECURITIES (Continued)

Proceeds from sales of investment securities available-for-sale were $17,856,000 and $2,030,000 for the three months ended March 31, 2011 and 2010, respectively.

At March 31, 2011 and December 31, 2010, investment securities available-for-sale totaling $126,445,000 and $133,446,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

Three months ended March 31, 2011:
			Other-than-
	Gross	Gross	temporary
	realized	realized	impairment	Net gains
	gains	losses	losses	(losses)
Equity securities	$126	$-	$-	$126
Debt securities	184	(353)	-	(169)
Total	$310	$(353)	$-	$(43)

Three months ended March 31, 2010:
			Other-than-
	Gross	Gross	temporary
	realized	realized	impairment	Net gains
	gains	losses	losses	(losses)
Equity securities	$287	$-	$-	$287
Debt securities	7	-	(158)	(151)
Total	$294	$-	$(158)	$136

All OTTI writedowns on debt securities were on pooled trust preferred securities, which are included in the other debt securities category, held at the Bank.

The tax benefit applicable to the net realized losses for the period ended March 31, 2011 was $15,000. The tax expense applicable to the net realized gains for the period ended March 31, 2010 amounted to $46,000.

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

The table below presents a rollforward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to January 1, 2011. OTTI recognized in earnings in 2011 for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). If we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities, the credit loss component would be reduced. The following table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Three months ended March 31,	2011
Balance, beginning of period	$1,279
Additions:
Initial credit impairments	-
Subsequent credit impairments	-
Balance, end of period	$1,279

The amortized cost and estimated fair values of investment securities held-to-maturity at March 31, 2011 and December 31, 2010 were as follows:

Held-To-Maturity
	March 31, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
		unrealized	unrealized	Aggregate		unrealized	unrealized	Aggregate
	Amortized	holding	holding	fair	Amortized	holding	holding	fair
	cost	gains	losses	value	cost	gains	losses	value
State and municipal securities	$1,842	$55	-	$1,897	$2,667	$62	-	$2,729

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of securities held-to-maturity by contractual maturity at March 31, 2011 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Aggregate	Amortized
	fair value	cost
Due in one year or less	-	-
Due after one year through five years	-	-
Due after five years through ten years	$1,897	$1,842
Due after ten years	-	-
Total investment securities held-to-maturity	$1,897	$1,842

There were no sales of investment securities classified as held-to-maturity during the three months ended March 31, 2011 or 2010.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010:

March 31, 2011
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agencies	32	$39,283	$874	-	-	$39,283	$874
State and municipal securities	28	13,020	212	$963	$33	13,983	245
Mortgage-backed securities	23	24,862	366	-	-	24,862	366
Collateralized mortgage obligations (CMOs)	16	18,263	223	-	-	18,263	223
Other debt securities	7	-	-	1,915	1,725	1,915	1,725
Equity	7	788	50	184	10	972	60
Total	113	$96,216	$1,725	$3,062	$1,768	$99,278	$3,493

December 31, 2010
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agencies	30	$40,179	$869	-	-	$40,179	$869
State and municipal securities	40	19,207	482	$468	$32	19,675	514
Mortgage-backed securities	19	21,999	311	-	-	21,999	311
Collateralized mortgage obligations (CMOs)	7	6,918	137	-	-	6,918	137
Other debt securities	7	-	-	1,866	1,774	1,866	1,774
Equity securities	5	740	43	-	-	740	43
Total	108	$89,043	$1,842	$2,334	$1,806	$91,377	$3,648

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. INVESTMENT SECURITIES (Continued)

Management evaluates debt securities, which are comprised of U.S. Government Agencies, state and municipalities, mortgage-backed securities, CMOs and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at March 31, 2011 in U.S. Government securities, state and municipal securities, mortgage-backed securities and CMOs are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

All of the securities in the other debt securities category with unrealized losses greater than twelve months as of March 31, 2011 are pooled trust preferred security issues. QNB holds eight of these securities with an amortized cost of $3,640,000 and a fair value of $1,915,000. All of the trust preferred securities are available-for-sale securities and are carried at fair value.

The following table provides additional information related to pooled trust preferred securities as of March 31, 2011:

Deal	Class	Book value	Fair value	Unreal- ized loss	Realized OTTI credit loss (YTD 2011)	Total Realized OTTI Credit Loss	Moody's /Fitch ratings	Current number of banks	Current number of insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine*	$243	$206	$(37)	$-	$(1)	Ca/CCC	5	-	27.1%	124.0%
PreTSL V	Mezzanine*	-	-	-	-	(118)	Ba3/D	1	-	100.0%	11.5%
PreTSL VI	Mezzanine*	121	117	(4)	-	(8)	Ca/D	5	-	73.6%	50.3%
PreTSL XVII	Mezzanine	752	316	(436)	-	(222)	Ca/C	46	6	40.2%	71.6%
PreTSL XIX	Mezzanine	988	460	(528)	-	-	C/C	50	14	24.3%	84.7%
PreTSL XXV	Mezzanine	766	324	(442)	-	(222)	C/C	59	8	37.2%	71.4%
PreTSL XXVI	Mezzanine	469	217	(252)	-	(270)	C/C	51	10	29.6%	80.5%
PreTSL XXVI	Mezzanine	301	275	(26)	-	(438)	C/C	51	10	29.6%	80.5%
		$3,640	$1,915	$(1,725)	$-	$(1,279)

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

The market for these securities at March 31, 2011 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and the market values for these securities (and any securities other than those issued or guaranteed by U.S. Government agencies) are depressed relative to historical levels. In today’s market, a low market price for a particular bond may only provide evidence of a recent widening of corporate spreads in general versus being an indicator of credit problems with a particular issuer. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. As illustrated in the table above, these securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. INVESTMENT SECURITIES (Continued)

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment (OTTI), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit-related portion and a non-credit related portion of OTTI are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the fair value of the security and the amount of credit related impairment. In the first quarter of 2011,  no other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows:

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

•
Credit Analysis – A quarterly credit evaluation is performed for the companies comprising the collateral across the various pooled trust preferred securities. This credit evaluation considers all available evidence and focuses on capitalization, asset quality, profitability, liquidity, stock price performance and whether the institution has received TARP funding and whether the institution has shown the ability to raise capital.

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

In addition to the above factors, the evaluation of impairment also includes a stress test analysis which provides an estimate of future risk for each tranche. This stressed breakpoint is then compared to the level of assets with credit concerns in each tranche. This comparison allows management to identify those pools that are at a greater risk for a future adverse change in cash flows so the asset quality in those pools can be monitored more closely for potential deterioration of credit quality.

Based upon the analysis performed by management as of March 31, 2011, it is probable that we will collect all contractual principal and interest payments on one of our eight pooled trust preferred securities, PreTSL XIX. The expected principal shortfall on the remaining pooled trust preferred securities has resulted in credit related other-than-temporary impairment charges in previous years. All of these pooled trust preferred securities held by QNB could be subject to additional writedowns in the future if additional deferrals and defaults occur.

8. LOANS & ALLOWANCE FOR LOAN LOSSES

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (Continued)

Major classes of loans are as follows:
	March 31,	December 31,
	2011	2010
Commercial:
Commercial and industrial	$87,838	$86,628
Construction	18,390	18,611
Secured by commercial real estate	198,165	199,874
Secured by residential real estate	45,747	44,444
State and political subdivisions	30,566	31,053
Indirect lease financing	12,537	12,995
Retail:
1-4 family residential mortgages	23,169	23,127
Home equity loans and lines	59,426	62,726
Consumer	2,580	2,751
Total loans	478,418	482,209
Net unearned fees	(24)	(27)
Loans receivable	$478,394	$482,182

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdraft deposits are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At March 31, 2011 and December 31, 2010, overdrafts were $69,000 and $93,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. At March 31, 2011, there were no concentrations of loans exceeding 10% of total loans other than disclosed in the table above.

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

Commercial and industrial loans, commercial real estate loans, construction loans and residential real estate loans with a business purpose are generally perceived as having more risk of default than residential real estate loans with a personal purpose and consumer loans. These types of loans involve larger loan balances to a single borrower or groups of related borrowers and are more susceptible to a risk of loss during a downturn in the business cycle. These loans may involve greater risk because the availability of funds to repay these loans depends on the successful operation of the borrower’s business. The assets financed are used within the business for its ongoing operation. Repayment of these kinds of loans generally comes from the cash flow of the business or the ongoing conversions of assets, such as accounts receivable and inventory, to cash. Typical collateral for commercial and industrial loans includes the borrower’s accounts receivable, inventory and machinery and equipment. Commercial real estate and residential real estate loans secured for a business purpose are originated primarily within the eastern Pennsylvania market area at conservative loan-to-value ratios and often by the individual guarantees of the borrowers or owners. Repayment of this kind of loan is dependent upon either the ongoing cash flow of the borrowing entity or the resale of or lease of the subject property. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (Continued)

The Company maintains a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential problem loans. Each loan officer assigns a rating to all loans in the portfolio at the time the loan is originated. Loans with risk ratings of one through three are reviewed annually based on the borrower’s fiscal year. Loans with risk ratings of four are reviewed every six to twelve months based on the dollar amount of the relationship with the borrower. Loans with risk ratings of five through eight are reviewed at least quarterly, and as often as monthly, at management’s discretion. The Company also utilizes an outside loan review firm to review the portfolio on a semi-annual basis to provide the Board of Directors and senior management an independent review of the Bank’s loan portfolio on an ongoing basis. These reviews are designed to recognize deteriorating credits in their earliest stages in an effort to reduce and control risk in the lending function as well as identifying potential shifts in the quality of the loan portfolio. The examinations by the outside loan review firm include the review of lending activities with respect to underwriting and processing new loans, monitoring the risk of existing loans and to provide timely follow-up and corrective action for loans showing signs of deterioration in quality. In addition, the outside firm reviews the methodology for the allowance for loan losses to determine compliance to policy and regulatory guidance.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2011 and December 31, 2010:

March 31, 2011	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$74,020	$1,262	$12,503	$53	$87,838
Construction	9,964	5,788	2,638	-	18,390
Secured by commercial real estate	151,879	6,998	38,608	680	198,165
Secured by residential real estate	40,920	1,022	3,805	-	45,747
State and political subdivisions	28,247	2,319	-	-	30,566
Indirect lease financing	11,932	-	605	-	12,537
	$316,962	$17,389	$58,159	$733	$393,243

December 31, 2010	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$74,315	$1,378	$10,878	$57	$86,628
Construction	9,888	5,993	2,730	-	18,611
Secured by commercial real estate	154,697	6,537	37,942	698	199,874
Secured by residential real estate	39,823	1,038	3,583	-	44,444
State and political subdivisions	28,649	2,338	66	-	31,053
Indirect lease financing	12,460	-	535	-	12,995
	$319,832	$17,284	$55,734	$755	$393,605

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (Continued)

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of March 31, 2011 and December 31, 2010:

March 31, 2011	Performing	Non- performing	Total
Retail:
1-4 family residential mortgages	$22,603	$566	$23,169
Home equity loans and lines	58,911	515	59,426
Consumer	2,580	-	2,580
	$84,094	$1,081	$85,175

December 31, 2010	Performing	Non- performing	Total
Retail:
1-4 family residential mortgages	$22,694	$433	$23,127
Home equity loans and lines	62,581	145	62,726
Consumer	2,751	-	2,751
	$88,026	$578	$88,604

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2011 and December 31, 2010:

March 31, 2011	30-59 days past due	60-89 days past due	>90 days past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$93	$-	$162	$255	$87,583	$87,838
Construction	-	-	1,334	1,334	17,056	18,390
Secured by commercial real estate	1,220	-	2,871	4,091	194,074	198,165
Secured by residential real estate	180	22	238	440	45,307	45,747
State and political subdivisions	220	-	-	220	30,346	30,566
Indirect lease financing	1,786	198	12	1,996	10,541	12,537
Retail:
1-4 family residential mortgages	218	-	-	218	22,951	23,169
Home equity loans and lines	300	36	165	501	58,925	59,426
Consumer	38	1	-	39	2,541	2,580
	$4,055	$257	$4,782	$9,094	$469,324	$478,418

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (Continued)

December 31, 2010	30-59 days past due	60-89 days past due	>90 days past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$228	$66	$197	$491	$86,137	$86,628
Construction	39	-	1,334	1,373	17,238	18,611
Secured by commercial real estate	527	4,517	3,257	8,301	191,573	199,874
Secured by residential real estate	857	125	54	1,036	43,408	44,444
State and political subdivisions	-	8	9	17	31,036	31,053
Indirect lease financing	495	244	72	811	12,184	12,995
Retail:
1-4 family residential mortgages	668	-	433	1,101	22,026	23,127
Home equity loans and lines	220	203	29	452	62,274	62,726
Consumer	32	-	-	32	2,719	2,751
	$3,066	$5,163	$5,385	$13,614	$468,595	$482,209

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due more than 90 days and still accruing interest as of March 31, 2011 and December 31, 2010:

March 31, 2011	>90 days past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	-	$3,267
Construction	-	1,334
Secured by commercial real estate	-	4,011
Secured by residential real estate	-	660
State and political subdivisions	-	6
Indirect lease financing	$12	230
Retail:
1-4 family residential mortgages	-	566
Home equity loans and lines	-	515
Consumer	-	-
	$12	$10,589

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (Continued)

December 31, 2010	>90 Days Past Due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	-	$1,082
Construction	-	1,334
Secured by commercial real estate	$259	3,837
Secured by residential real estate	-	97
State and political subdivisions	9	-
Indirect lease financing	-	255
Retail:
1-4 family residential mortgages	-	433
Home equity loans and lines	-	145
Consumer	-	-
	$268	$7,183

Activity in the allowance for loan losses is shown below:

Quarter ended March 31,	2011	2010
Balance at beginning of year	$8,955	$6,217
Charge-offs	(425)	(599)
Recoveries	12	39
Net charge-offs	(413)	(560)
Provision for loan losses	650	700
Balance at end of year	$9,192	$6,357

Additional details for changes in the allowance for loan losses for the three months ended March 31, 2011 and the year December 31, 2010 are as follows:

March 31, 2011	Balance, beginning of year	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,136	$1,045	$(65)	$3	$3,119
Construction	633	27	-	-	660
Secured by commercial real estate	3,875	(403)	(292)	-	3,180
Secured by residential real estate	676	3	(54)	-	625
State and political subdivisions	108	(1)	-	-	107
Indirect lease financing	496	(30)	-	4	470
Retail:
1-4 family residential mortgages	212	(7)	-	-	205
Home equity loans and lines	646	(32)	(10)	1	605
Consumer	32	(5)	(4)	4	27
Unallocated	141	53	N/A	N/A	194
	$8,955	$650	$(425)	$12	$9,192

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

The following tables present the balance in the allowance of loan losses at March 31, 2011 and December 31, 2010 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (Continued)

	Allowance for Loan Losses			Loans Receivable
March 31, 2011	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$3,119	$1,907	$1,212	$87,838	$9,670	$78,168
Construction	660	400	260	18,390	2,638	15,752
Secured by commercial real estate	3,180	316	2,864	198,165	12,457	185,708
Secured by residential real estate	625	153	472	45,747	2,690	43,057
State and political subdivisions	107	-	107	30,566	-	30,566
Indirect lease financing	470	52	418	12,537	252	12,285
Retail:
1-4 family residential mortgages	205	101	104	23,169	172	22,997
Home equity loans and lines	605	92	513	59,426	692	58,734
Consumer	27	-	27	2,580	-	2,580
Unallocated	194	N/A	N/A	N/A	N/A	N/A
	$9,192	$3,021	$5,977	$478,418	$28,571	$449,847

	Allowance for Loan Losses			Loans Receivable
December 31, 2010	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,136	$878	$1,258	$86,628	$4,710	$81,918
Construction	633	370	263	18,611	2,650	15,961
Secured by commercial real estate	3,875	687	3,188	199,874	9,213	190,661
Secured by residential real estate	676	179	497	44,444	2,624	41,820
State and political subdivisions	108	-	108	31,053	-	31,053
Indirect lease financing	496	64	432	12,995	275	12,720
Retail:
1-4 family residential mortgages	212	41	171	23,127	606	22,521
Home equity loans and lines	646	62	584	62,726	785	61,941
Consumer	32	-	32	2,751	-	2,751
Unallocated	141	N/A	N/A	N/A	N/A	N/A
	$8,955	$2,281	$6,533	$482,209	$20,863	$461,346

The following tables summarize additional information in regards to impaired loans by loan portfolio class as of March 31, 2011 and December 31, 2010:

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (Continued)

March 31, 2011	Recorded investment (after charge- offs)	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
With no specific allowance recorded:
Commercial:
Commercial and industrial	$6,532	$6,543	$-
Construction	1,304	1,304	-
Secured by commercial real estate	8,605	8,611	-
Secured by residential real estate	1,688	1,688	-
State and political subdivisions	-	-	-
Indirect lease financing	60	65	-
Retail:
1-4 family residential mortgages	-	-	-
Home equity loans and lines	410	410	-
Consumer	-	-	-
	$18,599	$18,621	$-

With an allowance recorded:
Commercial:
Commercial and industrial	$3,138	$3,138	$1,907
Construction	1,334	1,340	400
Secured by commercial real estate	3,852	3,992	316
Secured by residential real estate	1,002	1,003	153
State and political subdivisions	-	-	-
Indirect lease financing	192	217	52
Retail:
1-4 family residential mortgages	172	172	101
Home equity loans and lines	282	282	92
Consumer	-	-	-
	$9,972	$10,144	$3,021

Total:
Commercial:
Commercial and industrial	$9,670	$9,681	$1,907	$5,837	$51
Construction	2,638	2,644	400	2,773	20
Secured by commercial real estate	12,457	12,603	316	9,667	94
Secured by residential real estate	2,690	2,691	153	1,978	20
State and political subdivisions	-	-	-	-	-
Indirect lease financing	252	282	52	256	1
Retail:
1-4 family residential mortgages	172	172	101	172	-
Home equity loans and lines	692	692	92	1,366	18
Consumer	-	-	-	-	-
	$28,571	$28,765	$3,021	$22,049	$204

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (Continued)

December 31, 2010	Recorded investment (after charge- offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$3,218	$3,225	$-
Construction	1,316	1,316	-
Secured by commercial real estate	5,495	5,497	-
Secured by residential real estate	1,558	1,558	-
State and political subdivisions	-	-	-
Indirect lease financing	55	60	-
Retail:
1-4 family residential mortgages	434	436	-
Home equity loans and lines	492	492	-
Consumer	-	-	-
	$12,568	$12,584	$-

With an allowance recorded:
Commercial:
Commercial and industrial	$1,492	$1,492	$878
Construction	1,334	1,340	370
Secured by commercial real estate	3,718	3,821	687
Secured by residential real estate	1,066	1,066	179
State and political subdivisions	-	-	-
Indirect lease financing	220	239	64
Retail:
1-4 family residential mortgages	172	172	41
Home equity loans and lines	293	293	62
Consumer	-	-	-
	$8,295	$8,423	$2,281

Total:
Commercial:
Commercial and industrial	$4,710	$4,717	$878
Construction	2,650	2,656	370
Secured by commercial real estate	9,213	9,318	687
Secured by residential real estate	2,624	2,624	179
State and political subdivisions	-	-	-
Indirect lease financing	275	299	64
Retail:
1-4 family residential mortgages	606	608	41
Home equity loans and lines	785	785	62
Consumer	-	-	-
	$20,863	$21,007	$2,281

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

March 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Securities available-for-sale
U.S. Government agencies	-	$56,422	-	$56,422
State and municipal securities	-	67,698	-	67,698
U.S. Government agencies and sponsored enterprises (GSEs) - residential
Mortgage-backed securities	-	89,511	-	89,511
Collateralized mortgage obligations (CMOs)	-	74,516	-	74,516
Other debt securities	-	513	$1,915	2,428
Equity securities	$3,895	-	-	3,895
Total	$3,895	$288,660	$1,915	$294,470

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Securities available-for-sale
U.S. Government agencies	-	$66,448	-	$66,448
State and municipal securities	-	63,588	-	63,588
U.S. Government agencies and sponsored enterprises (GSEs) - residential
Mortgage-backed securities	-	78,801	-	78,801
Collateralized mortgage obligations (CMOs)	-	75,573	-	75,573
Other debt securities	-	518	$1,866	2,384
Equity securities	$3,770	-	-	3,770
Total	$3,770	$284,928	$1,866	$290,564

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the three months ended March 31, 2011:

Fair value measurements using
significant unobservable inputs
(Level 3)
Balance, beginning of year	$1,866
Settlements	-
Total gains or losses (realized/unrealized)	-
Included in earnings	-
Included in other comprehensive income	49
Transfers in and/or out of Level 3	-
Balance, March 31, 2011	$1,915

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the period ended March 31, 2011. There were also no transfers in or out of level 3 for the same period. There were $0 and $158,000 of losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the periods ended March 31, 2011 and 2010, respectively.

The Level 3 securities consist of eight collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (PreTSLs). The market for these securities at March 31, 2011 is not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:
•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2011;
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

The internal rate of return is the pre-tax yield used to discount the best estimate of future cash flows after credit losses. The cash flows have been discounted using estimated market discount rates of 3 month LIBOR plus spreads ranging from 4.43% to 9.55%. The determination of appropriate market discount rates involved the consideration of the following:
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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
March 31, 2011
Mortgage servicing rights	$-	$-	$502	$502
Impaired loans	-	-	6,951	6,951

December 31, 2010
Mortgage servicing rights	$-	$-	$504	$504
Impaired loans	-	-	6,014	6,014

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at March 31, 2011 and December 31, 2010:

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

Impaired Loans (generally carried at fair value): Impaired loans are loans, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value of impaired loans as of March 31, 2011 consists of loan balances of $9,972,000 less a valuation allowance of $3,021,000. The fair value of impaired loans as of December 31, 2010 consists of loan balances of $8,295,000 less a valuation allowance of $2,281,000.

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

Certain tranches of mortgage servicing rights, which are carried at lower of cost or fair value, were written down to fair value during the quarter. The ending valuation allowance is $13,000 at March 31, 2011.

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

The estimated fair values and carrying amounts of the Company’s financial instruments are summarized as follows:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial Assets
Cash and due from banks	$8,035	$8,035	$8,498	$8,498
Interest-bearing deposits in banks	18,195	18,195	6,414	6,414
Investment securities available-for-sale	294,470	294,470	290,564	290,564
Investment securities held-to-maturity	1,842	1,897	2,667	2,729
Restricted investment in bank stocks	2,068	2,068	2,176	2,176
Loans held-for-sale	115	118	228	228
Net loans	469,202	452,236	473,227	458,040
Mortgage servicing rights	502	607	504	620
Accrued interest receivable	2,955	2,955	2,988	2,988

Financial Liabilities
Deposits with no stated maturities	415,725	415,725	384,745	384,745
Deposits with stated maturities	291,681	293,252	310,232	312,016
Short-term borrowings	26,033	26,033	29,786	29,786
Long-term debt	20,306	21,459	20,308	21,666
Accrued interest payable	882	882	1,089	1,089

The estimated fair value of QNB’s off-balance sheet financial instruments is as follows:

	March 31, 2011		December 31, 2010
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Commitments to extend credit	$107,228	$-	$103,012	$-
Standby letters of credit	13,542	-	13,519	-

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

A summary of the Bank's financial instrument commitments is as follows:

	March 31, 2011	December 31, 2010
Commitments to extend credit and unused lines of credit	$107,228	$103,012
Standby letters of credit	13,542	13,519
	$120,770	$116,531

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2011 and December 31, 2010 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

11. REGULATORY RESTRICTIONS

Dividends payable by the Company and the Bank are subject to various limitations imposed by statutes, regulations and policies adopted by bank regulatory agencies. Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. Under Federal Reserve regulations, the Bank is limited as to the amount it may lend affiliates, including QNB Corp., unless such loans are collateralized by specific obligations.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. REGULATORY RESTRICTIONS (Continued)

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of March 31, 2011, that the Company and the Bank met capital adequacy requirements to which they were subject.

As of the most recent notification, the primary regulator of the Bank considered it to be “well capitalized” under the regulatory framework. There are no conditions or events since that notification that management believes have changed the classification. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the table below.

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital Levels
	Actual		Adequately Capitalized		Well Capitalized
As of March 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated	$68,595	12.10%	$45,342	8.00%	N/A	N/A
Bank	64,412	11.44%	45,052	8.00%	$56,315	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	61,200	10.80%	22,671	4.00%	N/A	N/A
Bank	57,346	10.18%	22,526	4.00%	33,789	6.00%

Tier I Capital (to Average Assets)
Consolidated	61,200	7.59%	32,252	4.00%	N/A	N/A
Bank	57,346	7.14%	32,109	4.00%	40,136	5.00%

	Capital Levels
	Actual		Adequately Capitalized		Well Capitalized
As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated	$66,932	11.82%	$45,289	8.00%	N/A	N/A
Bank	62,901	11.18%	44,995	8.00%	$56,243	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	59,551	10.52%	22,644	4.00%	N/A	N/A
Bank	55,847	9.93%	22,497	4.00%	33,746	6.00%

Tier I Capital (to Average Assets)
Consolidated	59,551	7.42%	32,086	4.00%	N/A	N/A
Bank	55,847	6.99%	31,947	4.00%	39,934	5.00%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, and including the risk factors identified in Item 1A of QNB’s 2010 Form 10-K, could affect the future financial results of the Company and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:
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

The Company follows accounting guidance related to the recognition and presentation of other-than-temporary impairment that specifies (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held to maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

During the first quarter of 2010 QNB recorded a credit-related other-than-temporary impairment charge of $158,000 on three of its pooled trust preferred securities. There were no credit-related other-than-temporary impairment charges in the first quarter of 2011.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (Continued)

On October 28, 2010 and February 22, 2011, the FHLB announced their decision to have a limited excess capital stock repurchase. QNB received $115,000 on October 29, 2010 and another $108,000 on February 23, 2011. On April 28, 2011 the FHLB announced an additional limited excess capital stock repurchase and QNB received $103,000 on April 29, 2011. Further repurchases will be evaluated quarterly by the FHLB. Management believes no impairment charge is necessary related to the restricted stock balance as of March 31, 2011.

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

Income Taxes
QNB accounts for income taxes under the asset/liability method in accordance with income tax accounting guidance, ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond QNB’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred tax assets could change in the near term.

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

QNB reported net income for the first quarter of 2011 of $2,211,000, or $0.70 per share on a diluted basis. This represents a 21.1% increase compared to net income of $1,826,000, or $0.59 per share on a diluted basis, for the same period in 2010. The results for the first quarter of 2011 represent a record quarter for QNB and reflect higher net interest income, resulting from a wider net interest margin and a slightly lower provision for credit losses.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 1.11% and 14.72%, respectively, for the quarter ended March 31, 2011 compared with 0.99% and 13.31% for the quarter ended March 31, 2010.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

Net interest income for the quarter ended March 31, 2011 totaled $6,957,000, an increase of $933,000, or 15.5%, over the same period in 2010. The first quarter net interest margin was 3.89% compared to 3.64% for the first quarter of 2010. The improvement in net interest income and the net interest margin compared with the first quarter of 2010 primarily resulted from the impact of lower deposit costs partially offset by lower yields on investment securities. The interest rate paid on interest-bearing deposits declined by 51 basis points to 1.17% for the first quarter of 2011 compared to the first quarter of 2010. The decline in the rate paid on deposits largely resulted from the repricing of time deposits, interest bearing transaction accounts and money market accounts at lower market rates. Lower-cost time deposits was the greatest contributor with the average rate paid on time deposits declining 66 basis points from 2.39% for the first quarter of 2010 to 1.73% for the first quarter of 2011. In comparison, the average rate earned on investment securities declined from 4.38% for the first quarter of 2010 to 3.75% for the first quarter of 2011, a decline of 63 basis points while the average yield on loans increased by one basis point to 5.85%.

Average earning assets grew by $58,664,000, or 8.1%, with average loans increasing 5.7% and average investment securities increasing 15.1% when comparing the first quarter of 2011 to the same period in 2010. The growth in loans was mainly related to real estate secured commercial loans and to a lesser degree commercial and industrial loans and tax-exempt loans. On the funding side, average deposits increased $56,086,000, or 8.8%, with average transaction accounts increasing $80,636,000, or 25.4%. The growth in transaction accounts is largely due to the success of QNB's Online eSavings account. This product had an average balance of $85,480,000 for the quarter ended March 31, 2011 compared to $24,945,000 for the same 2010 quarter. Offsetting a portion of this growth was a decline in time deposits of $24,550,000 when comparing the first quarter 2011 average with the same period in 2010.

QNB closely monitors the quality of its loan portfolio and as a result of increases in non-performing and classified loans, higher than normal levels of charge-offs and continued concerns about the economy, has increased the allowance for loan losses to reflect these conditions.

Total non-performing assets were $14,697,000 as of March 31, 2011 compared with $11,634,000 as of December 31, 2010. Included in this classification are non-performing loans, other real estate owned (OREO), other repossessed assets and non-performing pooled trust preferred securities. Total non-performing loans, which represent loans on non-accrual status, loans past due more than 90 days and still accruing interest, and restructured loans were $12,988,000, or 2.71% of total loans, at March 31, 2011, compared to $9,872,000, or 2.05% of total loans, at December 31, 2010. QNB had no OREO or repossessed assets at March 31, 2011 compared with $90,000 at December 31, 2010. Non-performing trust preferred securities are carried at fair value which was $1,709,000 and $1,672,000 at March 31, 2011 and December 31, 2010, respectively. Total delinquent loans that are thirty days or more past due decreased to 1.90% of total loans at March 31, 2011, compared with 2.82% of total loans at December 31, 2010.

QNB recorded a provision for loan losses of $650,000 in the first quarter of 2011 compared with $700,000 in the first quarter of 2010. Net loan charge-offs were $413,000, or 0.35% annualized of total average loans, for the first quarter of 2011, compared with $560,000, or 0.50% annualized of total average loans, for the first quarter of 2010.

QNB's allowance for loan losses of $9,192,000 represents 1.92% of total loans at March 31, 2011 compared to an allowance for loan losses of $8,955,000, or 1.86% of total loans, at December 31, 2010 and $6,357,000, or 1.39% of total loans, at March 31, 2010.

Total non-interest income was $940,000 for the first quarter of 2011, a decrease of $192,000 compared with the same period in 2010. Net securities gains and losses were the primary factor in the variance with net losses of $43,000 recognized in the first quarter of 2011 compared with net gains of $136,000 in the first quarter of 2010. In the first quarter of 2011, QNB recorded gains of $126,000 on the sale of equity securities and net losses of $169,000 on the sale of lower yielding mortgage-backed and agency securities. The proceeds from the sale of the bonds were reinvested in higher yielding securities; the higher interest income is anticipated to offset the loss by year-end. For the first quarter of 2010, the Company recorded gains of $294,000, primarily from the sale of several equity securities. These gains were partially offset by a $158,000 credit-related, other-than-temporary impairment (OTTI) charge on pooled trust preferred securities. There were no credit-related OTTI charges during the first quarter of 2011.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)
Excluding the investment net losses and gains, non-interest income for the first quarter of 2011 and 2010 totaled $983,000 and $996,000, respectively. Fees for services to customers decreased $78,000, or 19.3%, comparing the first quarter of 2011 to the first quarter of 2010. The decrease was primarily caused by lower overdraft charges as a result of the implementation of new rules under Regulation E and a reduction in the per item fee charged to customers. ATM and debit card income contributed $57,000 in additional non-interest income when comparing the three-month periods primarily due to an increase in volume and an increase in the amount earned per transaction. Income on bank-owned life insurance also increased $46,000 compared to first quarter of 2010 related to the death benefit on a life insurance policy in which the Bank was the beneficiary. Less residential mortgage activity for the 2011 quarter resulted in gains on sales of residential mortgage loans decreasing $36,000 to $39,000.

Total non-interest expense was $4,420,000 for the first quarter of 2011, an increase of 7.3% compared to $4,118,000 for the first quarter of 2010. A $250,000, or 11.7%, increase in salaries and employee benefits was the largest component of the higher expense, a result of the Chief Operating Officer position being filled, a 2011 incentive compensation accrual of $103,000, and normal merit increases. Net occupancy expense also increased $28,000, or 7.6%, with the majority of the increase related to lease expense for the permanent Wescosville branch which opened in October 2010.

These items noted in the foregoing overview, as well as others, will be discussed and analyzed more thoroughly in the next sections.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

Three Months Ended	March 31, 2011			March 31, 2010
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$-	0.00%	$-	$-	0.00%	$-
Investment securities:
U.S. Treasury	-	0.00%	-	5,025	0.58%	7
U.S. Government agencies	60,748	2.13%	323	63,566	3.40%	541
State and municipal	67,224	5.94%	999	55,900	6.35%	887
Mortgage-backed and CMOs	155,217	3.51%	1,360	120,601	4.29%	1,292
Other debt securities	4,089	1.16%	12	4,517	1.24%	14
Equities	3,245	3.34%	27	2,830	3.66%	26
Total investment securities	290,523	3.75%	2,721	252,439	4.38%	2,767
Loans:
Commercial real estate	262,295	5.99%	3,877	239,586	6.02%	3,555
Residential real estate	23,398	5.57%	326	24,294	5.72%	347
Home equity loans	56,903	4.83%	678	61,728	5.08%	774
Commercial and industrial	85,766	5.31%	1,123	80,202	5.18%	1,024
Indirect lease financing	13,660	8.84%	302	13,956	8.45%	295
Consumer loans	2,643	13.56%	88	3,574	11.73%	103
Tax-exempt loans	32,034	6.15%	485	27,724	5.78%	396
Total loans, net of unearned income*	476,699	5.85%	6,879	451,064	5.84%	6,494
Other earning assets	11,928	0.24%	7	16,983	0.23%	10
Total earning assets	779,150	5.00%	9,607	720,486	5.22%	9,271
Cash and due from banks	9,616			9,351
Allowance for loan losses	(8,892)			(6,246)
Other assets	26,415			25,956
Total assets	$806,289			$749,547

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$87,361	0.52%	113	$81,793	0.69%	138
Municipals	39,858	0.78%	77	34,314	0.99%	84
Money market	73,584	0.52%	94	72,172	0.93%	166
Savings	136,697	0.84%	282	74,542	0.77%	141
Time	199,842	1.70%	836	217,241	2.37%	1,272
Time of $100,000 or more	99,469	1.79%	440	106,620	2.42%	636
Total interest-bearing deposits	636,811	1.17%	1,842	586,682	1.68%	2,437
Short-term borrowings	25,085	0.89%	55	22,588	0.95%	53
Long-term debt	20,307	4.75%	241	27,000	4.65%	314
Total interest-bearing liabilities	682,203	1.27%	2,138	636,270	1.79%	2,804
Non-interest-bearing deposits	60,066			54,109
Other liabilities	3,124			3,533
Shareholders' equity	60,896			55,635
Total liabilities and shareholders' equity	$806,289			$749,547
Net interest rate spread		3.73%			3.43%
Margin/net interest income		3.89%	$7,469		3.64%	$6,467
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

	Three Months Ended
	March 31, 2011 compared
	to March 31, 2010
	Total	Due to change in:
	Change	Volume	Rate
Interest income:
Federal funds sold	$-	$-	$-
Investment securities:
U.S. Treasury	(7)	(7)	-
U.S. Government agencies	(218)	(25)	(193)
State and municipal	112	180	(68)
Mortgage-backed and CMOs	68	371	(303)
Other debt securities	(2)	(1)	(1)
Equities	1	4	(3)
Loans:
Commercial real estate	322	338	(16)
Residential real estate	(21)	(12)	(9)
Home equity loans	(96)	(61)	(35)
Commercial and industrial	99	71	28
Indirect lease financing	7	(6)	13
Consumer loans	(15)	(27)	12
Tax-exempt loans	89	61	28
Other earning assets	(3)	(3)	-
Total interest income	$336	$883	$(547)
Interest expense:
Interest-bearing demand	(25)	10	(35)
Municipals	(7)	14	(21)
Money market	(72)	4	(76)
Savings	141	118	23
Time	(436)	(103)	(333)
Time of $100,000 or more	(196)	(43)	(153)
Short-term borrowings	2	6	(4)
Long-term debt	(73)	(78)	5
Total interest expense	$(666)	$(72)	$(594)
Net interest income	$1,002	$955	$47

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three-month period ended March 31, 2011 and 2010.

For the Three Months Ended March 31,	2011	2010
Total interest income	$9,095	$8,828
Total interest expense	2,138	2,804
Net interest income	6,957	6,024
Tax-equivalent adjustment	512	443
Net interest income (fully taxable-equivalent)	$7,469	$6,467

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

For purposes of this discussion, interest income and the average yield earned on loans and investment securities are adjusted to a tax-equivalent basis as detailed in the tables that appear above. This adjustment to interest income is made for analysis purposes only. Interest income is increased by the amount of savings of Federal income taxes, which QNB realizes by investing in certain tax-exempt state and municipal securities and by making loans to certain tax-exempt organizations. In this way, the ultimate economic impact of earnings from various assets can be more easily compared.

The net interest rate spread is the difference between average rates received on earning assets and average rates paid on interest-bearing liabilities, while the net interest rate margin, which includes interest-free sources of funds, is net interest income expressed as a percentage of average interest-earning assets.

Net interest income increased $933,000, or 15.5%, to $6,957,000 for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010. Net interest income for the first quarter of 2011 also reflects an increase of $144,000, or 2.1%, compared to the fourth quarter of 2010. On a tax-equivalent basis, net interest income increased $1,002,000, or 15.5%, from $6,467,000 for the three months ended March 31, 2010 to $7,469,000 for the same period ended March 31, 2011.

Several factors contributed to the significant increase in net interest income. Balance sheet growth was one contributing factor. During the years 2009 and 2010 QNB experienced strong growth in both loans and deposits. While the rate of growth has slowed during 2011, particularly with respect to loans, the significant growth experienced during most of 2010 resulted in strong growth in deposits and investment securities and moderate growth in loans when comparing the average balances for the first quarter of 2011 and 2010. Total average deposits increased $56,086,000, or 8.8%, to $696,877,000 when comparing the two periods. Over this same time period average loans increased $25,635,000, or 5.7%, to $476,699,000 and average investment securities increased $38,084,000, or 15.1% to $290,523,000.  An even more significant factor was the decrease in interest expense resulting from a change in the mix of deposits, the pricing of new and reinvested time deposits, interest-bearing demand and money market accounts at lower rates and a reduction in higher cost long-term debt. As a result of these factors the net interest margin improved to 3.89% for the first quarter of 2011 compared with 3.64% for the first quarter of 2010.

While the economy has shown signs of improvement, issues in the residential and commercial real estate markets persist as do high levels of unemployment. In addition, inflation remains at relatively low levels despite significant increases in energy and food costs. As a result of these factors, as well as actions by the Federal Reserve Bank, both actual and anticipated, interest rates on Treasury securities remain at historically low levels. These low levels of interest rates have been in place since 2008 and have resulted in lower yields earned on both loans and investment securities as well as lower rates paid on deposits and borrowed funds.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)
The Rate-Volume Analysis table, as presented on a tax-equivalent basis, highlights the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $336,000, or 3.6%, to $9,607,000 for the first quarter of 2011, while total interest expense decreased $666,000, or 23.8%, to $2,138,000. The increase in interest income was the result of the growth in earning assets outpacing the impact of the decline in interest rates. Volume growth contributed an additional $883,000 of interest income offsetting the decline in interest income of $547,000 resulting from lower interest rates. With regard to interest expense, lower funding costs resulted in a decline in interest expense of $594,000.

The yield on earning assets on a tax-equivalent basis decreased 22 basis points from 5.22% for the first quarter of 2010 to 5.00% for the first quarter of 2011. However, the yield of 5.00% for the first quarter of 2011 represents an increase of three basis points from the 4.97% reported for the fourth quarter of 2010. In comparison, the rate paid on interest-bearing liabilities decreased 52 basis points from 1.79% for the first quarter of 2010 to 1.27% for the first quarter of 2011 and decreased 11 basis points when compared to 1.38% reported in the fourth quarter of 2010.

Interest income on investment securities decreased $46,000 when comparing the two quarters as the 15.1% increase in average balances could only partially offset the 63 basis point decline in the average yield of the portfolio. The average yield on the investment portfolio was 3.75% for the first quarter of 2011 compared with 4.38% for the first quarter of 2010. As noted previously, the decline in the yield on the investment portfolio is primarily the result of the extended period of low interest rates which has resulted in an increase in cash flow from the investment portfolio as prepayments speeds on mortgage-backed securities and CMOs ramped-up as did the amount of calls of agency and municipal securities. The reinvestment of these funds was generally in securities that had lower yields than what they replaced. The growth in the investment portfolio was primarily in high quality U.S. Government agency issued mortgage-backed and CMO securities as well as in tax-exempt state and municipal bonds.

Income on Government agency securities decreased $218,000, or 40.3%, as the yield declined 127 basis points from 3.40% for the first quarter of 2010 to 2.13% for the same period in 2011. These lower yields resulted in a $193,000 reduction in interest income in the Government agency portfolio. Most of the bonds in the agency portfolio have call features ranging from three months to five years, many of which were exercised as a result of the low interest rate environment. The proceeds from these called bonds were reinvested in securities with significantly lower yields. A 4.4% decrease in average balances contributed to the other $25,000 decrease in interest income on agency securities.

Interest income on tax-exempt municipal securities increased $112,000 with higher balances accounting for $180,000 of additional income. Average balances of tax-exempt municipal securities increased $11,324,000, or 20.3%, to $67,224,000 for the first quarter of 2011. As a result of credit concerns in the municipal market arising from issues with the insurance companies that insure the bonds and concerns over the general health of state and municipal governments because of declining revenues and budget issues resulting from economic conditions, municipal bond yields declined but not to the same degree as yields on other types of securities. As a result QNB expanded its purchase of municipal bonds, primarily general obligation bonds of issuers with strong underlying credit ratings. The yield on the state and municipal portfolio decreased 41 basis points from 6.35% for the first quarter of 2010 to 5.94% for the first quarter of 2011, contributing to a $68,000 reduction in interest income when comparing the two quarters.

Interest income on mortgage-backed securities and CMOs increased $68,000 with an increase in average balances offsetting the impact of lower rates. Average balances increased $34,616,000, or 28.7% to $155,217,000 when comparing the two periods and contributed $371,000 in additional income. This portfolio was expanded because it provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested when interest rates eventually increase. With the historically low interest rate environment mortgage refinancing activity over the past two years was significant resulting in an increase in prepayments on these securities. Since most of these securities were purchased at a premium, prepayments result in a shorter amortization period of this premium and therefore a reduction in income. The proceeds from the cash flow of these securities as well as the investment of excess deposits into this portfolio at lower yields also contributed to the reduction in the yield on the total portfolio. The yield on the mortgage-backed and CMO portfolio decreased 78 basis points from 4.29% for the first quarter of 2010 to 3.51% for the first quarter of 2011, resulting in a $303,000 reduction in interest income.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Towards the end of February 2011, QNB sold $10 million in callable agency bonds with maturities ranging from 3 to 5 years that had an average yield of 1.25% and $7.5 million in faster paying mortgage-backed securities with a yield of 3.36%. The net yield on the bonds sold was 2.16% and resulted in a loss of $169,000. The proceeds of these bonds were reinvested in mortgage-backed securities with an average yield of 3.19%. The 103 basis point pick-up in yield will allow the loss to be recouped during the current year and provide additional income over the 3.4 year average term of the bonds sold. The transaction was analyzed under interest rates at the time of the trade, base case, as well as the impact of rising and falling interest rates. The transaction produced additional income under all scenarios and resulted in a slight extension in the average life of the portfolio in the base case or with rates higher.

With the issues in the economy and low levels of inflation the Federal Reserve Open Market Committee has indicated it will continue to keep its target rate at between 0.0% and 0.25% for an extended period of time and will continue its purchases of treasury securities through its quantitative easing program. Therefore, Treasury yields, despite coming off their historic lows at the end of 2010 will likely remain at fairly low levels. When combined with spread tightening on agency bonds, mortgage securities and municipal securities, yields on investment securities remain anemic. As a result the yield on the total investment portfolio is anticipated to continue to decline as cash flow from the portfolio, as well as excess liquidity, is reinvested at current market rates which are significantly below the projected portfolio yield at March 31, 2011 of 3.82%. This projected yield is slightly higher than the projected yield of 3.79% at December 31, 2010, reflecting the positive impact of the transaction discussed above in offsetting the impact of reinvesting higher yielding cash flow during the first quarter of 2011 into lower yielding securities.

Income on loans increased $385,000, or 5.9% to $6,879,000 when comparing the first quarters of 2011 and 2010 with growth in the portfolio being the primary factor in the additional income. Average loans increased $25,635,000, or 5.7%, and contributed an additional $364,000 in interest income. The yield on the loan portfolio increased one basis point, to 5.85% when comparing the same periods. Reducing the impact of the decline in interest rates on loan yields is the structure of the loan portfolio, which has a significant portion of fixed-rate and adjustable-rate loans with fixed-rate terms for three to ten years. Also helping to stabilize the yield was the implementation of interest rate floors on some variable rate commercial loans and home equity lines of credit. Most variable-rate loans are indexed to the Prime lending rate which did not change during 2010 or the first quarter of 2011.

QNB took advantage of disruptions in its local banking market during 2009 and 2010 to grow its loan portfolio, particularly the commercial loan portfolio, while maintaining pricing structure and credit quality standards. Most of the growth in the loan portfolio, both in terms of balances and interest income, was in the category of commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $322,000, with average balances increasing $22,709,000, or 9.5%, to $262,295,000, for the three months ended March 31, 2011 compared with the same quarter in 2010. The yield on commercial real estate loans was 5.99% for the first quarter of 2011, a decline of three basis points from the 6.02% reported for the first quarter of 2010.

Income on commercial and industrial loans, the second largest category, increased $99,000 with a positive impact from both the growth in balances and the increase in the yield. Average commercial and industrial loans increased $5,564,000, or 6.9%, to $85,766,000 for the first quarter of 2011, contributing an additional $71,000 in interest income. The average yield on these loans increased 13 basis points to 5.31% resulting in an increase in income of $28,000. The implementation of interest rate floors on loans in this category, primarily lines of credit indexed to the prime rate, was a factor in the improvement in the yield.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Another strong growth area has been loans to tax-exempt municipalities and organizations. This category of loans increased $4,310,000, or 15.5% to $32,034,000 when comparing the first quarter of 2010 to the first quarter of 2011. During this same period the yield on this portfolio increased from 5.78% for the first quarter of 2010 to 6.15% for the same period in 2011. As a result of higher balances and higher yields interest income on tax-exempt loans increased $89,000 when comparing the two quarters.

Income on home equity loans declined by $96,000 when comparing the first quarter of 2011 and 2010. During this same time period average home equity loans decreased $4,825,000, or 7.8%, to $56,903,000, while the yield on the home equity portfolio decreased 25 basis points to 4.83%. The demand for home equity loans has declined as home values have fallen preventing some homeowners from having equity in their homes to borrow against while others have taken advantage of the low interest rates on mortgages and refinanced their home equity loans into a new mortgage. Included in the home equity portfolio are floating rate home equity lines tied to the prime lending rate. The average balance of these loans increased by $1,824,000, or 7.6%, to $25,904,000 for the first quarter of 2011. In contrast, average fixed rate home equity loans declined by $6,649,000, or 17.7%, to $30,999,000. Customers who are opening home equity loans are choosing the floating rate option indexed to prime even with a rate floor because the rate is currently significantly lower than a fixed rate home equity loan. In an effort to generate loans, in April, QNB began offering its variable home equity line of credit at a promotional rate of 1.99% for the first six months and reduced its rates on fixed rate home equity loans.

For the most part, earning assets are funded by deposits, which increased on average by $56,086,000, or 8.8%, to $696,877,000, when comparing the first quarters of 2011 and 2010. It appears that customers continue to be attracted to the safety of FDIC insured deposits and the stability of a strong local community bank as opposed to the volatility of the equity markets and the uncertainty of the larger regional and national banks. On October 3, 2008, in response to the ongoing economic crisis affecting the financial services industry, the Emergency Economic Stabilization Act of 2008 was enacted which temporarily raised the basic limit on FDIC coverage from $100,000 to $250,000 per depositor until December 31, 2009. However, legislation was passed during the second quarter of 2009 that extended the higher coverage through December 31, 2013. The recently enacted Dobb-Frank Act made the $250,000 coverage permanent. In addition QNB participated in the “Transaction Account Guarantee Program”, a program whereby the FDIC fully guaranteed all non-interest bearing transaction accounts until December 31, 2010. These programs likely contributed to the growth in deposits.

While total income on earning assets on a tax-equivalent basis increased $336,000 when comparing the first quarter of 2011 to the first quarter of 2010, total interest expense declined $666,000. Interest expense on total deposits decreased $595,000 while interest expense on borrowed funds decreased $71,000 when comparing the two quarters. The rate paid on interest-bearing liabilities decreased 52 basis points from 1.79% for the first quarter of 2010 to 1.27% for the first quarter of 2011, with the rate paid on interest-bearing deposits decreased 51 basis points from 1.68% to 1.17%.

All categories of average deposits, except for time deposits, increased when comparing the first quarter of 2011 to the same period in 2010. Unlike prior years the growth was not centered in time deposits but in accounts with greater liquidity, such as interest-bearing demand, interest-bearing municipal accounts and savings deposits. Average interest-bearing demand accounts increased $5,568,000, or 6.8%, to $87,361,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Interest expense on interest-bearing demand accounts decreased from $138,000 for the first quarter of 2010 to $113,000 for the first quarter of 2011 while the average rate paid decreased from 0.69% to 0.52%, respectively. The decrease in interest expense and the average rate paid on interest-bearing demand accounts is primarily the result of a reduction in the rate paid on QNB-Rewards checking, a high rate checking account product. From January 1, 2010 to February 9, 2010 the product paid a yield of 3.25% on balances up to $25,000. This yield was reduced on February 10, 2010 to 2.75% and again on August 18, 2010 to 2.05% as Treasury rates declined to historic lows. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions posted per statement cycle. For the first quarter of 2011, the average balance in the product was $27,658,000 and the related interest expense was $105,000 for an average yield of 1.54%. This lower rate than the 2.05% reflects the lower rate paid on accounts that do not meet the qualifications or on balances in excess of $25,000 which paid 1.01% until August 18, 2010 and 0.75% thereafter. In comparison the average balance for the first quarter of 2010 was $23,066,000 with a related interest expense of $130,000 and an average rate paid of 2.28%. This product also generates fee income through the use of the check card. Even with the reduction in the rates paid on the QNB-Rewards product, the yield of 2.05% for the first $25,000 and 0.75% on balances over $25,000, assuming qualifications are met, is still an attractive rate relative to competitors offerings as well as other QNB products.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Interest expense on municipal interest-bearing demand accounts decreased from $84,000 for the first quarter of 2010 to $77,000 for the same period in 2011. The decrease in interest expense is a result of a reduction in the rate paid on these accounts as short-term interest rates declined offsetting the impact of higher balances. The average balance of municipal interest-bearing demand accounts increased $5,544,000, or 16.2% to $39,858,000 for the first quarter of 2011. However, the average interest rate paid on these accounts declined from 0.99% for the first quarter of 2010 to 0.78% for the first quarter of 2011. Most of these accounts are tied directly to the Federal funds rate with some having rate floors between 0.25% and 1.00%. The balances in many of these accounts are seasonal in nature and are dependant upon the timing of the receipt of taxes and the disbursement by the schools and municipalities.

Interest expense on money market accounts decreased $72,000 to $94,000 when comparing the first quarter of 2011 to the same period in 2010. The growth in money market accounts slowed as customers were attracted to the eSavings product discussed below. Average money market accounts increased only $1,412,000, or 2.0%, to $73,584,000 for the first quarter of 2011 compared with the first quarter of 2010. The average interest rate paid on money market accounts was 0.93% for the first quarter of 2010 and 0.52% for the first quarter of 2011, a decline of 41 basis points. Included in total money market balances is the Select money market account, a higher yielding money market product that pays a tiered rate based on account balances. With the sharp decline in short-term interest rates, the rates paid on the Select money market account have declined as well. The average rate paid on the Select money market accounts for the first quarter of 2011 was 0.60%, a decline of 44 basis points from the average rate of 1.04% paid for the first quarter of 2010.

During the second quarter of 2009 QNB introduced an online only eSavings account to compete with other online savings accounts. This product was introduced at a yield of 1.85% and has been extremely successful having grown to $99,848,000 at March 31, 2011. As market rates declined, the eSavings yield was also reduced, to 1.60% on March 17, 2010, to 1.30% on August 6, 2010 and to 1.20% on January 26, 2011. The average balance of this product was $85,480,000 for the first quarter of 2011 compared to $24,945,000 for the first quarter of 2010 and contributed to the $62,155,000, or 83.4%, increase in total average savings accounts when comparing the first quarters of 2011 and 2010. Average statement savings accounts also increased $1,915,000, or 3.9%, when comparing the same periods. As a result of the growth in the eSavings product and the rate paid, the average rate paid on total savings accounts increased 7 basis points from 0.77% for the first quarter of 2010 to 0.84% for the first quarter of 2011 and interest expense doubled from $141,000 to $282,000 over the same period. The growth in balances appears to reflect the desire for safely, liquidity and a better rate than short-term time deposits.

The repricing of time deposits at lower rates has had the greatest impact on total interest expense when comparing the two quarters. Total interest expense on time deposits decreased $632,000, or 33.1% to $1,276,000 for the first quarter of 2011. Average total time deposits decreased by $24,550,000, or 7.6%, to $299,311,000 for the first quarter of 2011. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. Over the course of 2010 and the first quarter of 2011 a significant amount of time deposits have repriced lower as rates have declined. The average rate paid on time deposits decreased from 2.39% to 1.73% when comparing the first quarter of 2010 to the same period in 2011.

Approximately $168,255,000, or 57.7%, of time deposits at March 31, 2011 will reprice or mature over the next 12 months. The average rate paid on these time deposits is approximately 1.36%. Included in this amount are $52,996,000 of time deposits which mature during the second quarter of 2011 at an average rate of 1.46%. Given the short-term nature of QNB’s time deposit portfolio and the current rates being offered, it is likely that the average rate paid on time deposits may continue to decline in the near term as higher costing time deposits are repriced lower. However, given the short-term nature of these deposits interest expense could increase if short-term time deposit rates were to increase suddenly. It is anticipated given recent history, that some of these maturing time deposits will migrate to the online savings product or be withdrawn.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Contributing to the decrease in total interest expense was a reduction in interest expense on long-term debt of $73,000. In January 2010, $10,000,000 in FHLB advances at a rate of 2.97% matured and were repaid. In addition, in April 2010 another $5,000,000 of debt at a rate of 4.90% matured and was repaid. This reduction in debt resulted in the lower amount of interest expense. The average balance of long-term debt for the first quarter of 2011 was $20,307,000 compared with $27,000,000 for the first quarter of 2010. Since the average rate paid on the debt that was repaid was lower than the remaining debt the average rate paid increased from 4.65% for the first quarter of 2010 to 4.75% for the first quarter of 2011.

PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses represents management's determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management’s best estimate of the known and inherent losses in the existing loan portfolio. Management believes that it uses the best information available to make determinations about the adequacy of the allowance and that it has established its existing allowance for loan losses in accordance with U.S. generally accepted accounting principles (GAAP). The determination of an appropriate level for the allowance for loan losses is based upon an analysis of the risks inherent in QNB’s loan portfolio. Management, in determining the allowance for loan losses, makes significant estimates and assumptions. Since the allowance for loan losses is dependent, to a great extent, on conditions that may be beyond QNB’s control, it is at least reasonably possible that management’s estimates of the allowance for loan losses and actual results could differ. In addition, various regulatory agencies, as an integral part of their examination process, periodically review QNB’s allowance for losses on loans. Such agencies may require QNB to recognize changes to the allowance based on their judgments about information available to them at the time of their examination. Actual loan losses, net of recoveries, serve to reduce the allowance.

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

Recent economic conditions contributed to high rates of unemployment and a softening of the residential and commercial real estate markets. These factors have had a negative impact on both consumers and small businesses and have contributed to higher than historical levels of net charge-offs and increases in specific reserves, non-performing, impaired and classified loans. These factors when combined with the inherent risk related to the significant growth in the loan portfolio over the past few years and continued concerns related to economic conditions have resulted in QNB increasing the allowance for loan losses to reflect these conditions. The allowance for loan losses was $9,192,000 or 1.92% of total loans at March 31, 2011, compared with $8,955,000, or 1.86% of total loans at December 31, 2010 and $6,357,000, or 1.39% of total loans at March 31, 2010.  The allowance for loan losses at March 31, 2011 is at a level that QNB management believes is adequate as of that date based on its analysis of known and inherent losses in the portfolio.

QNB recorded a provision for loan losses of $650,000 in the first quarter of 2011. This compares to provisions of $700,000 for the quarter ended March 31, 2010 and $1,200,000 for the quarter ended December 31, 2010. Net loan charge-offs were $413,000, or 0.35% (annualized) of average total loans for the first quarter of 2011 compared with $560,000, or 0.50% (annualized) of average total loans for the first quarter of 2010 and $377,000, or 0.32% (annualized) of average total loans for the fourth quarter of 2010. Two borrowers account for approximately $411,000 of the first quarter 2011 charge-offs. Of this amount $391,000 was specifically reserved for as of December 31, 2010. Of the charge-offs for the first quarter of 2010, $350,000 relates to a commercial borrower whose loan was secured by business assets. Indirect lease financing net charge-offs were $62,000 for the first quarter of 2010 compared with net recoveries of $4,000 for the first quarter of 2011.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES (Continued)

As referenced in the following table, the levels of non-performing loans have trended higher over the past year. At March 31, 2011 non-performing loans totaled $12,988,000, as compared to $9,872,000 at December 31, 2010 and $5,895,000 at March 31, 2010. Non-performing loans have risen from 1.29% of total loans at March 31, 2010 to 2.71% at March 31, 2011. Despite the increase in non-performing loans over the past year QNB’s non-performing loans to total loans ratio continues to compare favorably with the average 3.14% of total loans for Pennsylvania commercial banks with assets between $500 million and $1 billion as reported by the FDIC using December 31, 2010 data, the most recent available.

Delinquent loans are considered performing loans and exclude non-accrual loans, restructured loans and loans 90 days or more past due and still accruing interest (all of which are considered non-performing loans). Total delinquent loans at March 31, 2011, December 31, 2010 and March 31, 2010 represent 0.65%, 1.47% and 1.24% of total loans, respectively.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans and indirect lease financing loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. At March 31, 2011 and December 31, 2010, the recorded investment in loans for which impairment has been identified totaled $28,571,000 and $20,863,000 of which $18,598,000 and $12,568,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $9,973,000 and $8,295,000 at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011 and December 31, 2010, the related allowance for loan losses associated with these loans was $3,021,000 and $2,281,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

The following table shows asset quality indicators for the periods presented:

	3/31/11	12/31/10	9/30/10	6/30/10	3/31/10
Non-performing loans	$12,988	$9,872	$9,908	$7,748	$5,895
Non-performing loans to total loans	2.71%	2.05%	2.07%	1.63%	1.29%

Delinquent loans (30-89 days past due), not included above	$3,133	$7,105	$5,729	$4,448	$5,677
Delinquent loans to total loans	0.65%	1.47%	1.20%	0.94%	1.24%

Total delinquent and non-performing loans	$16,121	$16,977	$15,637	$12,196	$11,571
Total delinquent and non-performing loans to total loans	3.37%	3.52%	3.27%	2.57%	2.54%

Non-performing assets	$14,697	$11,634	$11,417	$9,327	$6,932
Non-performing assets to total assets	1.79%	1.44%	1.44%	1.20%	0.90%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	March 31,	December 31,
	2011	2010
Non-accrual loans	$10,589	$7,183
Loans past due 90 days or more and still accruing interest	12	268
Restructured loans (not included above)	2,387	2,421
Total non-performing loans	$12,988	$9,872
Other real estate owned and repossessed assets	-	90
Non-accrual investment securities	1,709	1,672
Total non-performing assets	$14,697	$11,634

Average total loans (YTD)	$476,699	$467,063
Total loans, including loans held-for-sale	478,509	482,410
Allowance for loan losses	9,192	8,955

Allowance for loan losses to:
Non-performing assets	70.77%	90.72%
Total loans	1.92%	1.86%
Average total loans	1.93%	1.92%

Non-performing loans to total loans	2.71%	2.05%
Non-performing assets to total assets	1.79%	1.44%

An analysis of loan charge-offs for the three months ended March 31, 2011 compared to 2010 is as follows:

For the three months ended March 31,	2011	2010
Net charge-offs	$413	$560

Net charge-offs (annualized) to:
Total loans	0.34%	0.49%
Average total loans	0.34%	0.49%
Allowance for loan losses	17.86%	34.97%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-Interest Income Comparison
			Change from Prior Year
Three Months Ended March 31,	2011	2010	Amount	Percent
Fees for services to customers	$327	$405	$(78)	-19.3%
ATM and debit card	328	271	57	21.0%
Bank-owned life insurance	110	64	46	71.9%
Merchant Income	62	57	5	8.8%
Net gain (loss) on investment securities	(43)	136	(179)	-131.6%
Net gain on sale of loans	39	75	(36)	-48.0%
Other	117	124	(7)	-5.6%
Total	$940	$1,132	$(192)	-17.0%

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and check card income, income on bank-owned life insurance, merchant income and gains and losses on the sale of investment securities and residential mortgage loans. Total non-interest income for the first quarter of 2011 was $940,000, a decrease of $192,000 compared to $1,132,000 for the first quarter of 2010.

Fees for services to customers were $327,000 for the first quarter of 2011, a $78,000, or 19.3% decline from the same period in 2010. Overdraft income, which represented approximately 68.0% of total fees for services to customers during the first quarter of 2011, declined by $86,000, or 27.9%, to $222,000. The decline in overdraft income is a result of the implementation of new rules under Regulation E and a reduction in the per item fee charged to customers. In March 2010, QNB reduced the per item charge for overdrafts by $2.00.

ATM and debit card income is primarily comprised of transaction income on debit cards and ATM cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $328,000 for the first quarter of 2011, an increase of $57,000, or 21.0% from the amount recorded during the first quarter of 2010. Debit card income increased $23,000, or 11.9% to $216,000, while ATM interchange income increased $37,000, or 64.9% to $94,000. The increase in debit and ATM card income was a result of the continuing increased reliance on the card as a means of paying for goods and services by both consumers and business cardholders. The higher rate of increase in ATM PIN-based transactions is a function of some merchants recommending lower costing PIN based transactions over higher costing signature debit transactions as well as an increase in the amount QNB receives per transaction. Helping to contribute to the growth in debit card transactions is the growth in the QNB Rewards checking product, a high-yield checking account which requires, among other terms, the posting of a minimum of twelve debit card purchase transactions per statement cycle to receive the high interest rate. The passage of the Dodd-Frank Act could have negative implications on the amount of interchange income earned by QNB in the future. The impact at this time is unknown.

Income on bank-owned life insurance (BOLI) represents the earnings and death benefits on life insurance policies in which the Bank is the beneficiary. Income on these policies was $110,000 and $64,000 in the first quarter of 2011 and 2010, respectively. Included in total BOLI income for the first quarter of 2011 was a death benefit payment of $31,000 on a life insurance policy in which the Bank was the beneficiary. Also positively impacting income for the first quarter of 2011 was the exchange of several policies into higher yielding investments during the fourth quarter of 2010. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which minimize how low the earnings rate can go. Some of these policies are currently at their floor.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME (Continued)

Merchant income represents fees charged to merchants for the bank’s handling of credit card or charge sales. Merchant income was $62,000 for the first quarter of 2011, an increase of $5,000, or 8.8%, from the amount reported in the same period in 2010. The increase in merchant income is primarily a result of an increase in the number of merchant’s QNB services.

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

Net investment securities losses were $43,000 for the quarter ended March 31, 2011 compared with net gains of $136,000 for the comparable quarter in 2010. In the first quarter of 2011, QNB recorded gains of $126,000 on the sale of equity securities and net losses of $169,000 on the sale of debt securities. Towards the end of February 2011, QNB sold $10 million in callable agency bonds with maturities ranging from 3 to 5 years that had an average yield of 1.25% and $7.5 million in faster paying mortgage-backed securities with a yield of 3.36%. The net yield on the bonds sold was 2.16%. The proceeds of these bonds were reinvested in lower coupon mortgage-backed securities with an average yield of 3.19%. The 103 basis point pick-up in yield will allow the loss to be recouped during the current year and provide additional income over the 3.4 year average term of the bonds sold. The transaction was analyzed under interest rates at the time of the trade, base case, as well as the impact of rising and falling interest rates. The transaction produced additional income under all scenarios and resulted in a slight extension in the average life of the portfolio in the base case or with rates higher.

For the first quarter of 2010, QNB recorded gains of $294,000, primarily from the sale of several equity securities. These gains were partially offset by a $158,000 credit-related, other-than-temporary impairment (OTTI) charge on pooled trust preferred securities. There were no credit-related OTTI charges during the first quarter of 2011.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. The net gain on the sale of residential mortgage loans was $39,000 and $75,000 for the quarters ended March 31, 2011 and 2010, respectively. This $36,000 decrease in the net gain on sale of loans was primarily a result of the interest rate environment at the time of sale. In 2010 interest rates were declining during most of the first quarter resulting in larger gains being recorded per sale while during most of the first quarter of 2011 interest rates were rising, decreasing the per sale gain.  Proceeds from the sale of residential mortgages were $2,711,000 and $2,313,000 for the first quarters of 2011 and 2010, respectively.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
			Change from Prior Year
Three Months Ended March 31,	2011	2010	Amount	Percent
Salaries and employee benefits	$2,387	$2,137	$250	11.7%
Net occumpancy	397	369	28	7.6%
Furniture and equipment	303	282	21	7.4%
Marketing	175	161	14	8.7%
Third-party services	248	273	(25)	-9.2%
Telephone, postage and supplies	148	157	(9)	-5.7%
State taxes	150	140	10	7.1%
FDIC insurance premiums	262	254	8	3.1%
Other	350	345	5	1.4%
Total	$4,420	$4,118	$302	7.3%

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services, FDIC insurance premiums, regulatory assessments and taxes and various other operating expenses. Total non-interest expense was $4,420,000 for the first quarter of 2011, an increase of $302,000, or 7.3% compared to the first quarter of 2010. QNB’s overhead efficiency ratio, which represents the percentage of each dollar of revenue that is used for non-interest expense, is calculated by taking non-interest expense divided by net operating revenue on a tax-equivalent basis. QNB’s efficiency ratios were 52.6% and 54.2% for the three months ended March 31, 2011 and 2010, respectively and compare favorably with Pennsylvania commercial banks with assets between $500 million and $1 billion which had an average efficiency ratio of 65.7% for the fourth quarter of 2010, the most recent period available.

Salaries and benefits is the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments where appropriate. Salaries and benefits expense for the first quarter of 2011 were $2,387,000, an increase of $250,000, or 11.7%, over the $2,137,000 reported in the first quarter of 2010. Salary expense increased $176,000, or 10.5%, during the period to $1,860,000. Included in salary expense in the first quarter of 2011 was an accrual for incentive compensation of $96,000. There was no such accrual in the first quarter of 2010. Excluding the incentive compensation accrual for the first quarter of 2011, salary expense increased 4.8% compared to the first quarter of 2010. Also impacting salary expense in 2011 was the hiring of a Chief Operating Officer and a Chief Compliance Officer, positions that were vacant during the first quarter of 2010.  Comparing the two quarters, benefits expense increased $74,000, or 16.3%, to $527,000. Payroll related tax expense increased $56,000 and retirement plan contribution expense increased $16,000 when comparing the two quarters.

Net occupancy expense increased $28,000, or 7.6%, to $397,000 for the first quarter of 2011 while furniture and equipment expense increased $21,000, or 7.4%, to $303,000 for the same period. Most of the increase in net occupancy expense relates to lease expense for the permanent Wescosville branch, opened in October 2010. The increase in furniture and equipment expense relates to higher equipment maintenance costs, which increased $20,000 when comparing the first quarter of 2011 to the first quarter of 2010. An increase in either maintenance contract costs or actual repair costs for HVAC, ATM machines, copiers and printers contributed to the increase in equipment maintenance expense.

Marketing expense increased $14,000, or 8.7% to $175,000, for the quarter ended March 31, 2011. Increases in charitable contributions and public relations costs account for most of the increase in marketing expense. QNB contributes to many not-for-profit organizations and clubs and sponsors many local events in the communities it serves.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE (Continued)

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense decreased $25,000, or 9.2%, to $248,000 for the three months ended March 31, 2011 when compared to the same period in 2010. The largest portion of the decrease related to the following third party services:
•	Consultant expense decreased $10,000. During the first quarter of 2010 a consultant was hired for leadership training.
•	Legal expense decreased by $5,000 primarily as a result of lower loan collection costs.
•	Costs associated with the registration, printing and mailing of the Dividend Reinvestment and Stock Purchase Plan contributed approximately $8,000 to third party services in 2010.

Telephone, postage and supplies expense was $148,000 for the first quarter of 2011, a decrease of $9,000, or 5.7% compared to the same period in 2010. A reduction in supplies expense accounts for $8,000 of the decrease when comparing the two periods.

State tax expense represents the accrual of the Pennsylvania shares tax, which is based on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $150,000 for the first quarter of 2011, an increase of $10,000 compared to the same period in 2010. The Bank’s Pennsylvania Shares Tax was $148,000 for the first quarter of 2011, an increase of $8,000 resulting from an increase in the Bank’s equity. The Corporation’s capital stock tax also increased $2,000.

FDIC insurance premium expense increased $8,000, or 3.1%, to $262,000, when comparing the first quarter of 2011 to 2010. The higher expense is primarily the result of deposit growth.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 2011, QNB’s net deferred tax asset was $2,653,000. The primary components of deferred taxes are a deferred tax asset of $3,125,000 relating to the allowance for loan losses, a deferred tax asset of $188,000 generated by OTTI charges on equity securities and a deferred tax asset of $435,000 related to OTTI charges on trust preferred securities. Partially offsetting these deferred tax assets was a deferred tax liability of $764,000 resulting from unrealized gains on available-for-sale securities. As of March 31, 2010, QNB’s net deferred tax asset was $1,296,000. The primary components of deferred taxes at March 31, 2010 are a deferred tax asset of $2,161,000 relating to the allowance for loan losses, a deferred tax asset of $269,000 generated by OTTI charges on equity securities and a deferred tax asset of $395,000 related to OTTI charges on trust preferred securities. Partially offsetting these deferred tax assets was a deferred tax liability of $1,212,000 resulting from unrealized gains on available-for-sale securities.

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

Applicable income taxes and the effective tax rate were $616,000, or 21.8%, for the three-month period ended March 31, 2011. Applicable income taxes and the effective rate were $512,000, or 21.9%, for the three-month period ended March 31, 2010.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS

The following balance sheet analysis compares average balance sheet data for the three months ended March 31, 2011 and 2010, as well as the period ended balances as of March 31, 2011 and December 31, 2010.

Average earning assets for the three-month period ended March 31, 2011 increased $58,664,000, or 8.1%, to $779,150,000 from $720,486,000 for the three months ended March 31, 2010. The mix of earning assets changed slightly when comparing the two periods. Average loans increased $25,635,000, or 5.7%, while average investment securities increased $38,084,000, or 15.1%. Average loans represented 61.2% of earning assets for the first three months of 2011, while average investment securities represented 37.3% of earning assets for the same period. This compares to 62.6% and 35.0%, respectively, for the first three months of 2010. Average other earning assets decreased $5,055,000, or 29.8%, when comparing these same periods. Given the slow-down in loan growth and the relatively low yield of 0.25% on interest-bearing deposits at the Federal Reserve Bank, the decision was made to try and stay as fully invested as possible, while still retaining adequate liquidity.

QNB’s primary business is accepting deposits and making loans to meet the credit needs of the communities it serves. Loans are the most significant component of earning assets and growth in loans to small businesses and residents of these communities has been a primary focus of QNB. Inherent within the lending function is the evaluation and acceptance of credit risk and interest rate risk. QNB manages credit risk associated with its lending activities through portfolio diversification, underwriting policies and procedures and loan monitoring practices. Total loans increased 4.9% between March 31, 2010 and March 31, 2011 but decreased 0.8% since December 31, 2010. Loan growth which had been strong for 2009 and most of 2010, slowed significantly during the fourth quarter of 2010 and the first quarter of 2011. Businesses appear to be holding off investing in new equipment or any other type of financing and are paying down their lines with excess cash. Despite the lack of demand QNB is committed to make credit available to its customers.

Average total commercial loans increased $32,583,000 when comparing the first three months of 2011 to the first three months of 2010. Most of the 9.4% growth in average commercial loans was in loans secured by real estate, either commercial or residential properties, which increased $22,709,000, or 9.5%, to $262,295,000. Commercial and industrial loans represent commercial purpose loans that are either secured by collateral other than real estate or unsecured. Many of these loans are for operating lines of credit. Average commercial and industrial loans increased $5,564,000, or 6.9%, when comparing the average balances for the three month periods while average tax-exempt loans to state and municipal organizations increased $4,310,000, or 15.5% over the same time period.

Average home equity loans continue to decline with average balances decreasing from $61,728,000 for the first quarter of 2010 to $56,903,000 for the first three months of 2011. With the decline in mortgage interest rates that took place, customers have paid down their home equity loans when they refinance their first mortgage. The other impact of the low interest rate environment is movement from fixed rate home equity loans to floating rate lines tied to prime rate.

Total investment securities were $296,312,000 at March 31, 2011 and $293,231,000 at December 31, 2010. The composition of the portfolio changed since December 31, 2010 with agency mortgage-backed securities and tax-exempt state and municipal securities increasing by $10,710,000 and $4,110,000, respectively, when comparing December 31, 2010 and March 31, 2011. These increases were partially offset by a decrease in U.S. Government agency bonds of $10,026,000 when comparing the same periods. The change in the portfolio is primarily a result of the transaction described previously whereby QNB sold lower yielding agency bonds and reinvested the proceeds into mortgage-backed securities, improving both the yield on the portfolio and the cash flow.

Collateralized debt obligations (CDO) are securities derived from the packaging of various assets with many backed by subprime mortgages. These instruments are complex and difficult to value. QNB did a review of its mortgage related securities and concluded that it has minimal exposure to subprime mortgages within its U.S. government sponsored agency (GNMA, FHLMC and FNMA) mortgage-backed and CMO investment portfolios. QNB does not own any non-agency mortgage security or CDO backed by subprime mortgages.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS (Continued)

QNB does own CDOs in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by banks or bank holding companies, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. QNB holds eight of these securities with an amortized cost of $3,640,000 and a fair value of $1,915,000 at March 31, 2011. During the first quarter of 2010 a $158,000 credit-related other-than-temporary impairment charge was taken on three issues. There was no credit-related other-than-temporary impairment charge in the first quarter of 2011. It is possible that future calculations could require recording additional other-than-temporary impairment charges through earnings. For additional detail on these securities see Note 7 Investment Securities and Note 9 Fair Value Measurements and Disclosures.

For the most part, earning assets are funded by deposits. Total average deposits increased $56,086,000, or 8.8%, to $696,877,000 for the first three months of 2011 compared to the first three months of 2010. Customers are continuing to look for the safety of FDIC insured deposits and the stability of a strong local community bank as opposed to the volatility of the equity markets and the uncertainty of the larger regional and national banks.

Most of the increase in average deposits was in savings accounts which increased $62,155,000, or 83.4%, to $136,697,000 for the first quarter of 2011. The growth in savings accounts is largely due to the success of QNB’s newest high-rate deposit product, Online eSavings. Average non-interest bearing demand accounts increased $5,957,000, or 11.0% when comparing the three month periods with growth in business accounts being the primary contributor. Average interest-bearing demand and municipal accounts increased $5,568,000, or 6.8%, and $5,544,000, or 16.2%, respectively, when comparing the first three months of 2011 and 2010. The high yielding QNB-Rewards checking product is the primary factor behind the growth of the interest-bearing demand accounts while the growth in relationships with a couple of school districts contributed to the increase in municipal balances. Total average time deposits decreased $24,550,000, or 7.6% when comparing the two quarters as customers were looking for the liquidity of transaction accounts including the eSavings product.

Total assets at March 31, 2011 were $819,445,000 compared with $809,260,000 at December 31, 2010, an increase of $10,185,000, or 1.3%. Interest-bearing deposits in banks increased $11,781,000 when comparing December 31, 2010 to March 31, 2011. This increase is primarily the result of a $10,000,000 deposit from a school district on March 31, 2011. These funds were deployed into investment securities in April. Total loans decreased $3,788,000, or 0.8%, to $478,394,000 at March 31, 2011. As discussed previously the demand for loans by businesses and consumers has slowed dramatically.

On the liability side, total deposits increased by $12,429,000, or 1.8%, since year-end. Similar to prior periods, the growth was centered in lower-cost core deposits, including savings accounts which increased $33,663,000, or 28.5%, to $151,729,000. The increase in savings accounts was almost entirely in the Online eSavings product whose balances increased from $67,435,000 at December 31, 2010 to $99,848,000 at March 31, 2011. For the majority of the first quarter of 2011 this account was yielding 1.20%. Money market accounts decreased $10,507,000, or 13.3%, from $78,802,000 at December 31, 2010 to $68,295,000 at March 31, 2011. The majority of the decrease was in business accounts which decreased by $7,437,000. These deposits can be volatile depending on the timing of deposits and withdrawals. Time deposits declined $18,551,000, or 6.0%, from $310,232,000 at December 31, 2010 to $291,681,000 at March 31, 2011 as customers continue to look for liquidity in anticipation of rising interest rates.

Short-term borrowings declined $3,753,000 from $29,786,000 at December 31, 2010 to $26,033,000 at March 31, 2011. The majority of these balances are commercial sweep accounts which are also volatile based on businesses receipt and disbursement of funds.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At March 31, 2011, the Bank had a maximum borrowing capacity with the FHLB of approximately $165,352,000. The maximum borrowing capacity changes as a function of qualifying collateral assets. QNB has no outstanding borrowings with the FHLB at March 31, 2011. In addition, the Bank maintains two unsecured Federal funds lines with two correspondent banks totaling $18,000,000. At March 31, 2011, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Total cash and cash equivalents, available-for-sale investment securities and loans held-for-sale totaled $320,815,000 and $305,704,000 at March 31, 2011 and December 31, 2010, respectively. The increase in liquid sources is primarily the result in a $12,501,000 increase in interest-bearing deposits held at the Federal Reserve as of March 31, 2011. These sources should be adequate to meet normal fluctuations in loan demand or deposit withdrawals. With the current low interest rate environment, it is anticipated that the investment portfolio will continue to provide significant liquidity as agency and municipal bonds are called and as cash flow on mortgage-backed and CMO securities continues to be steady. In the event that interest rates would increase the cash flow available from the investment portfolio could decrease.

Approximately $126,445,000 and $133,446,000 of available-for-sale securities at March 31, 2011 and December 31, 2010, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

As an additional source of liquidity, QNB is a member of the Certificate of Deposit Account Registry Service (CDARS) program offered by the Promontory Interfinancial Network, LLC. CDARS is a funding and liquidity management tool  used by banks to access funds and manage their balance sheet. It enables financial institutions to provide customers with full FDIC insurance on time deposits over $250,000 that are placed in the program. During the second quarter of 2011, QNB plans to offer Insured Cash Sweep (ICS), a product similar to CDARS, but one that provides liquidity like a money market or savings account.

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at March 31, 2011 was $62,683,000, or 7.65% of total assets, compared to shareholders' equity of $61,090,000, or 7.55% of total assets, at December 31, 2010. Shareholders’ equity at March 31, 2011 and December 31, 2010 included a positive adjustment of $1,483,000 and $1,539,000, respectively, related to unrealized holding gains, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 7.47% and 7.36% at March 31, 2011 and December 31, 2010, respectively.

Average shareholders' equity and average total assets were $60,896,000 and $806,289,000 for the first three months of 2011, an increase of 5.7% and 3.8%, respectively, from the averages for the year ended December 31, 2010. The ratio of average total equity to average total assets was 7.55% for the first three months of 2011 compared to 7.42% for all of 2010.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL ADEQUACY (Continued)

QNB is subject to various regulatory capital requirements as issued by Federal regulatory authorities. Regulatory capital is defined in terms of Tier I capital (shareholders’ equity excluding unrealized gains or losses on available-for-sale debt securities and disallowed intangible assets), Tier II capital, which includes the allowable portion of the allowance for loan losses which is limited to 1.25% of risk-weighted assets and a portion of the unrealized gains on equity securities, and total capital (Tier I plus Tier II). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet arrangements, such as letters of credit and loan commitments, based on associated risk. Regulators have also adopted minimum Tier I leverage ratio standards, which measure the ratio of Tier I capital to total quarterly average assets.

The following table sets forth consolidated information for QNB Corp.:

Capital Analysis
	March 31, 2011	December 31, 2010
Tier I
Shareholder's equity	$62,683	$61,090
Net unrealized securities gains	(1,483)	(1,539)
Total Tier I risk-based capital	$61,200	$59,551

Tier II
Allowable portion: Allowance for loan losses	$7,111	$7,100
Unrealized gains on equity securities	284	281
Total risk-based capital	$68,595	$66,932
Risk-weighted assets	$566,770	$566,109
Average assets	$806,289	$802,144

Capital Ratios
	March 31, 2011	December 31, 2010
Tier I capital/risk-weighted assets	10.80%	10.52%
Total risk-based capital/risk-weighted assets	12.10%	11.82%
Tier I capital/average assets (leverage ratio)	7.59%	7.42%

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for the total risk-based capital and 4.00% for leverage. QNB had a Tier I capital ratio of 10.80% and 10.52%, a total risk-based ratio of 12.10% and 11.82% and a leverage ratio of 7.59% and 7.42% at March 31, 2011 and December 31, 2010, respectively.

All capital ratios have improved from December 31, 2010 as the growth rate of Tier I and total risk based capital has exceeded the growth rate of risk-weighted assets and quarterly average assets. During the first quarter of 2010, QNB began offering a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $170,000 to capital during first quarter of 2011.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of March 31, 2011, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There were no shares repurchased under the plan since the first quarter of 2009.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL ADEQUACY (Continued)

Continuing to impact risk-weighted assets is the $27,405,000 of risk-weighted assets due to mezzanine tranches of pooled trust preferred securities that were downgraded below investment grade during the first quarter of 2009. Although the amortized cost of these securities was only $3,640,000 at March 31, 2011, regulatory guidance required an additional $27,405,000 to be included in risk-weighted assets. The Bank utilized the method as outlined in the Call Report Instructions for an available-for-sale bond that has not triggered the Low Level Exposure (LLE) rule. The mezzanine tranches of CDOs that utilized this method of risk-weighting are five out of eight pooled trust preferred securities (PreTSLs) held by the Bank as of March 31, 2011. The other 3 pooled trust preferred securities have only one tranche remaining so the treatment noted above does not apply.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At March 31, 2011 and December 31, 2010, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

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

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. The one-year cumulative gap, which reflects QNB’s interest sensitivity over a period of time, was a negative $76,323,000 at March 31, 2011. The cumulative one-year gap equals -9.5% of total rate sensitive assets. This position compares to a negative gap position of $138,751,000, or -17.5% of total rate sensitive assets, at December 31, 2010. The decrease in the negative gap position is primarily the result of a decrease in the amount of time deposits scheduled to reprice over the next twelve months. As of December 31, 2010 there were $232,201,000 of time deposits scheduled to reprice in 2011 with $104,417,000 scheduled to reprice during the first quarter of 2011. This compares to $168,255,000 in time deposits as of March 31, 2011 scheduled to reprice over the next twelve months. QNB was successful in retaining the majority of these time deposits usually in a lower cost time deposit or in the online eSavings product. Total time deposits decreased $18,551,000 between December 31, 2010 and March 31, 2011 while savings account balances increased $33,663,000 during this same time period.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTEREST RATE SENSITIVITY (Continued)

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on the interest rate environment at period end. Management also evaluates the impact of higher and lower interest rates by simulating the impact on net interest income of changing rates. While management performs rate shocks of 100, 200 and 300 basis points, it believes that, given the level of interest rates at March 31, 2011, it is unlikely that interest rates would decline by 200 or 300 basis points. The simulation results can be found in the chart below.

Net interest income declines in a falling rate environment. This result reflects that income on earning assets would decline to a greater degree than the expense associated with interest-bearing liabilities. In a lower rate environment, the cash flow or repricing characteristics from both the loan and investment portfolios would increase and be reinvested at lower rates resulting in less income. Loan customers would likely either refinance their fixed rate loans at lower rates or request rate reductions on their existing loans. While interest expense on time deposits could decrease slightly, the interest rate floors on some municipal interest-bearing demand accounts, hypothetical interest rate floors on interest-bearing transaction accounts, money market accounts and savings accounts would prevent a significant reduction in interest expense on these accounts.

In a rising rate environment net interest income is stable as interest income on loans and investment securities increases at approximately the same rate that interest expense on interest-bearing liabilities does. Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies.

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

The nature of QNB’s current operation is such that it is not subject to foreign currency exchange or commodity price risk. At March 31, 2011, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

Change in Interest Rates	Net Interest Income	Dollar Change	% Change
+300 Basis Points	$29,145	$66	0.2%
+200 Basis Points	29,189	110	0.4
+100 Basis Points	29,149	70	0.2
Flat Rate	29,079	-	-
-100 Basis Points	27,810	(1,269)	(4.4)

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The information required in response to this item is set forth in Item 2, above.

ITEM 4.	CONTROLS AND PROCEDURES

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

QNB CORP. AND SUBSIDIARY

PART II.  OTHER INFORMATION

MARCH 31, 2011

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

January 1, 2011 through January 31, 2011	-	-	-	42,117
February 1, 2011 through February 28, 2011	-	-	-	42,117
March 1, 2011 through March 31, 2011	-	-	-	42,117
Total	-	-	-	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Item 3.	Default Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3(i)	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrants Form DEF 14-A filed with the Commission on April 15, 2005).

Exhibit 3(ii)	Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrants Form 8-K filed with the Commission on January 23, 2006).

Exhibit 11	Statement Re: Computation of Earnings Per Share. (Included in Part I, Item I, hereof.)

Exhibit 31.1	Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QNB Corp.

Date:	May 16, 2011	By:

/s/ Thomas J. Bisko
Thomas J. Bisko
Chief Executive Officer

Date:	May 16, 2011	By:

/s/ Bret H. Krevolin
Bret H. Krevolin
Chief Financial Officer