Form 10-Q
period 2011-06-30
QNB CORP
filed 2011-08-15
CIK 750558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2011
Common Stock, par value $0.625	3,154,433

QNB CORP. AND SUBSIDIARY
FORM 10-Q
QUARTER ENDED JUNE 30, 2011

INDEX

	PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)	PAGE

	Consolidated Balance Sheets at June 30, 2011
	and December 31, 2010	3

	Consolidated Statements of Income for the Three and Six
	Months Ended June 30, 2011 and 2010	4

	Consolidated Statement of Shareholders’ Equity for the Six
	Months Ended June 30, 2011	5

	Consolidated Statements of Cash Flows for the Six
	Months Ended June 30, 2011 and 2010	6

	Notes to Consolidated Financial Statements	7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	38

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
	MARKET RISK	69

ITEM 4.	CONTROLS AND PROCEDURES	69

	PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	70

ITEM 1A.	RISK FACTORS	70

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND
	USE OF PROCEEDS	70

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	70

ITEM 4.	(REMOVED AND RESERVED)	70

ITEM 5.	OTHER INFORMATION	70

ITEM 6.	EXHIBITS	71

SIGNATURES

CERTIFICATIONS		72

QNB Corp. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data) (unaudited)
	June 30,	December 31,
	2011	2010
Assets
Cash and due from banks	$10,912	$8,498
Interest-bearing deposits in banks	6,270	6,414
Total cash and cash equivalents	17,182	14,912

Investment securities
Available-for-sale (amortized cost $321,379 and $288,232)	326,094	290,564
Held-to-maturity (fair value $1,905 and $2,729)	1,842	2,667
Restricted investment in bank stocks	1,965	2,176
Loans held-for-sale	843	228
Total loans, net of unearned costs	475,710	482,182
Allowance for loan losses	(8,850)	(8,955)
Net loans	466,860	473,227
Bank-owned life insurance	9,536	9,439
Premises and equipment, net	6,532	6,552
Accrued interest receivable	2,867	2,988
Other assets	5,559	6,507
Total assets	$839,280	$809,260

Liabilities
Deposits
Demand, non-interest bearing	$65,542	$55,377
Interest-bearing demand	136,161	132,500
Money market	68,274	78,802
Savings	155,715	118,066
Time	190,787	206,629
Time of $100,000 or more	103,202	103,603
Total deposits	719,681	694,977
Short-term borrowings	30,553	29,786
Long-term debt	20,303	20,308
Accrued interest payable	787	1,089
Other liabilities	1,762	2,010
Total liabilities	773,086	748,170

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,319,002 shares and 3,293,687
shares issued; 3,154,433 and 3,129,118 shares outstanding	2,075	2,059
Surplus	11,251	10,811
Retained earnings	52,232	49,157
Accumulated other comprehensive income, net	3,112	1,539
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	66,194	61,090
Total liabilities and shareholders' equity	$839,280	$809,260

The accompanying notes are an integral part of the unaudited consolidated financial statements

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except share data) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010
Interest Income
Interest and fees on loans	$6,693	$6,635	$13,407	$12,994
Interest and dividends on investment securities:
Taxable	1,819	1,815	3,534	3,689
Tax-exempt	666	590	1,325	1,175
Interest on interest-bearing balances and other interest income	10	9	17	19
Total interest income	9,188	9,049	18,283	17,877

Interest Expense
Interest on deposits
Interest-bearing demand	206	245	396	467
Money market	84	161	178	327
Savings	300	180	582	321
Time	748	1,122	1,584	2,394
Time of $100,000 or more	397	587	837	1,223
Interest on short-term borrowings	58	67	113	120
Interest on long-term debt	244	252	485	566
Total interest expense	2,037	2,614	4,175	5,418
Net interest income	7,151	6,435	14,108	12,459
Provision for loan losses	450	700	1,100	1,400
Net interest income after provision for loan losses	6,701	5,735	13,008	11,059

Non-Interest Income
Total other-than-temporary impairment loss on investment securities	-	(68)	-	(253)
Less: Portion of loss recognized in other comprehensive income (before taxes)	-	-	-	27
Net other-than temporary impairment losses on investment securities	-	(68)	-	(226)
Net gain on sale of investment securities	54	1	11	295
Net (loss) gain on investment securities	54	(67)	11	69
Fees for services to customers	347	406	674	811
ATM and debit card	366	314	694	585
Bank-owned life insurance	80	68	190	132
Merchant income	82	75	144	132
Net gain on sale of loans	18	142	57	217
Other	123	89	240	213
Total non-interest income	1,070	1,027	2,010	2,159

Non-Interest Expense
Salaries and employee benefits	2,408	2,167	4,795	4,304
Net occupancy	370	360	767	729
Furniture and equipment	320	288	623	570
Marketing	206	199	381	360
Third party services	340	290	588	563
Telephone, postage and supplies	158	142	306	299
State taxes	150	139	300	279
FDIC insurance premiums	276	257	538	511
Other	356	399	706	744
Total non-interest expense	4,584	4,241	9,004	8,359
Income before income taxes	3,187	2,521	6,014	4,859
Provision for income taxes	752	558	1,368	1,070
Net Income	$2,435	$1,963	$4,646	$3,789
Earnings Per Share - Basic	$0.77	$0.63	$1.48	$1.22
Earnings Per Share - Diluted	$0.77	$0.63	$1.47	$1.22
Cash Dividends Per Share	$0.25	$0.24	$0.50	$0.48

The accompanying notes are an integral part of the unaudited consolidated financial statements

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					Accumulated
	Number of				Other
(in thousands, except share data)	Shares	Common		Retained	Comprehensive	Treasury
(unaudited)	Outstanding	Stock	Surplus	Earnings	Income	Stock	Total
Balance, December 31, 2010	3,129,118	$2,059	$10,811	$49,157	$1,539	$(2,476)	$61,090
Comprehensive income:
Net income	-	-	-	4,646		-	4,646
Other comprehensive income	-	-	-	-	1,573	-	1,573
Total comprehensive income							6,219
Cash dividends declared ($0.50 per share)	-	-	-	(1,571)	-	-	(1,571)
Stock issued in connection with dividend
reinvestment and stock purchase plan	15,835	10	341	-	-	-	351
Stock issued for employee stock purchase plan	1,971	1	35				36
Stock issued for options exercised	7,509	5	12	-	-	-	17
Tax benefit of stock options exercised	-	-	23	-	-	-	23
Stock-based compensation expense	-	-	29	-	-	-	29
Balance, June 30, 2011	3,154,433	$2,075	$11,251	$52,232	$3,112	$(2,476)	$66,194

The accompanying notes are an integral part of the unaudited consolidated financial statements

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands) (unaudited)
Six Months Ended June 30,	2011	2010
Operating Activities
Net income	$4,646	$3,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	398	400
Provision for loan losses	1,100	1,400
Net gains on investment securities available-for-sale	(11)	(69)
Net loss on sale of repossessed assets	3	-
Net gain on sale of loans	(57)	(217)
Loss on disposal of premises and equipment	-	1
Proceeds from sales of residential mortgages held-for-sale	3,081	5,386
Origination of residential mortgages held-for-sale	(3,639)	(5,012)
Income on bank-owned life insurance	(190)	(132)
Stock-based compensation expense	29	25
Deferred income tax provision (benefit)	94	(272)
Net (decrease) increase in income taxes payable	(91)	191
Net decrease in accrued interest receivable	121	131
Amortization of mortgage servicing rights and change in valuation allowance	44	48
Net amortization of premiums and discounts on investment securities	623	416
Net decrease in accrued interest payable	(302)	(310)
(Increase) decrease in other assets	(1)	808
Decrease in other liabilities	(248)	(323)
Net cash provided by operating activities	5,600	6,260
Investing Activities
Proceeds from maturities and calls of investment securities
available-for-sale	51,645	69,446
held-to-maturity	825	500
Proceeds from the sale of investment securities
available-for-sale	23,434	2,476
Purchases of investment securities
available-for-sale	(108,838)	(79,047)
Proceeds from redemption of investment in restricted bank stock	211	-
Net decrease (increase) in loans	5,237	(25,969)
Redemption of Bank Owned Life Insurance investment	95	-
Net purchases of premises and equipment	(378)	(364)
Proceeds from sales of repossessed assets	117	131
Net cash used by investing activities	(27,652)	(32,827)
Financing Activities
Net increase in non-interest bearing deposits	10,165	5,305
Net increase in interest-bearing deposits	14,539	18,562
Net increase in short-term borrowings	767	5,626
Repayments of long-term debt	(5)	(15,000)
Tax benefit from exercise of stock options	23	-
Cash dividends paid, net of reinvestment	(1,449)	(1,416)
Proceeds from issuance of common stock	282	172
Net cash provided by financing activities	24,322	13,249
Increase (decrease) in cash and cash equivalents	2,270	(13,318)
Cash and cash equivalents at beginning of year	14,912	30,999
Cash and cash equivalents at end of period	$17,182	$17,681
Supplemental Cash Flow Disclosures
Interest paid	$4,477	$5,728
Income taxes paid	1,340	1,150
Non-cash transactions
Transfer of loans to repossessed assets or other real estate owned	30	104

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2010 Annual Report incorporated in the Form 10-K. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2011, for items that should potentially be recognized or disclosed in these financial statements.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In May 2011, the FASB issued ASU 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as:  the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholders’ equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as:  disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. This ASU is effective for the Company for interim and annual periods beginning after December 15, 2011. The adoption of the guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 Presentation of Comprehensive Income. The provisions of this ASU amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholders’ equity. Reporting entities are allowed to present either:  a statement of comprehensive income, which reports both net income and other comprehensive income; or separate statements of net income and other comprehensive income. Under previous GAAP, all three presentations were acceptable. Regardless of the presentation selected, the reporting entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for the Company for fiscal years and interim periods beginning after December 31, 2011 and the required presentation will be included in those filings.

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

Stock-based compensation expense was approximately $17,000 and $15,000 for the three months ended June 30, 2011 and 2010, respectively, and $29,000 and $25,000 for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there was approximately $82,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 30 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorized the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest ratably over a three-year period. As of June 30, 2011, there were 225,058 options granted, 28,444 options forfeited, 114,414 options exercised and 82,200 options outstanding under this Plan. The 1998 Plan expired on March 10, 2008, therefore no further options can be granted under this Plan.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY (Continued)

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of June 30, 2011, there were 100,700 options granted, 29,125 options forfeited and 71,575 options outstanding under this Plan. The 2005 Plan expires March 15, 2015.

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

The fair market value of options granted in the first six months of 2011 and 2010 was $3.24 and $2.50, respectively.

Stock option activity during the six months ended June 30, 2011 is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number	average	contractual	intrinsic
	of options	exercise price	term (in yrs.)	value
Outstanding at January 1, 2011	170,515	$21.60
Exercised	(18,940)	14.12
Forfeited	(14,800)	26.00
Granted	17,000	20.00
Outstanding at June 30, 2011	153,775	$21.92	2.3	$484
Exercisable at June 30, 2011	105,725	$23.55	2.0	$260

4. SHARE REPURCHASE PLAN

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. There were no shares repurchased during the six months ended June 30, 2011. As of June 30, 2011, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

5. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Numerator for basic and diluted earnings per share - net income	$2,435	$1,963	$4,646	$3,789
Denominator for basic earnings per share - weighted average
shares outstanding	3,144,935	3,099,852	3,139,721	3,097,208
Effect of dilutive securities - employee stock options	16,826	13,615	13,920	10,475
Denominator for diluted earnings per share - adjusted
weighted average shares outstanding	3,161,761	3,113,467	3,153,641	3,107,683
Earnings per share-basic	$0.77	$0.63	$1.48	$1.22
Earnings per share-diluted	$0.77	$0.63	$1.47	$1.22

There were 41,850 and 58,850 stock options that were anti-dilutive for the three and six-month periods ended June 30, 2011, respectively.  There were 113,300 and 147,300 stock options that were anti-dilutive for the three and six-month periods ended June 30 2010, respectively.  These stock options were not included in the above calculation.

6. COMPREHENSIVE INCOME

For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the periods ended June 30, 2011 and 2010:

	June 30,	June 30,
Three Months Ended	2011	2010
Unrealized holding gains arising during the period	$2,522	$2,208
Reclassification adjustment for gains included in net income	(54)	(1)
Reclassification adjustment for OTTI losses included in net income	-	68
Net unrealized gains	2,468	2,275
Tax effect	(839)	(774)
Other comprehensive income, net of tax	1,629	1,501
Net income	2,435	1,963
Total comprehensive income	$4,064	$3,464

6. COMPREHENSIVE INCOME (Continued)

	June 30,	June 30,
Six Months Ended	2011	2010
Unrealized holding gains arising during the period	$2,394	$3,326
Unrealized losses related to factors other than credit arising during the period	-	(27)
Reclassification adjustment for gains included in net income	(11)	(295)
Reclassification adjustment for OTTI losses included in net income	-	226
Net unrealized gains	2,383	3,230
Tax effect	(810)	(1,098)
Other comprehensive income, net of tax	1,573	2,132
Net income	4,646	3,789
Total comprehensive income	$6,219	$5,921

7. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities available-for-sale at June 30, 2011 and December 31, 2010 were as follows:

Available-for-Sale
June 30, 2011

		Gross	Gross
	Aggregate	unrealized	unrealized holding losses
	fair	holding	Non-credit		Amortized
	value	gains	OTTI	Other	cost
U.S. Government agency securities	$67,713	$334	-	$265	$67,644
State and municipal securities	69,319	1,180	-	96	68,235
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	108,291	2,848	-	139	105,582
Collateralized mortgage obligations (CMOs)	74,245	1,763	-	34	72,516
Other debt securities	2,472	60	$1,164	514	4,090
Equity securities	4,054	813	-	71	3,312
Total investment securities available-for-sale	$326,094	$6,998	$1,164	$1,119	$321,379

December 31, 2010

		Gross	Gross
	Aggregate	unrealized	unrealized holding losses
	fair	holding	Non-credit		Amortized
	value	gains	OTTI	Other	cost
U.S. Government agency securities	$66,448	$241	-	$869	$67,076
State and municipal securities	63,588	675	-	514	63,427
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	78,801	2,438	-	311	76,674
Collateralized mortgage obligations (CMOs)	75,573	1,890	-	137	73,820
Other debt securities	2,384	69	$1,224	550	4,089
Equity securities	3,770	667	-	43	3,146
Total investment securities available-for-sale	$290,564	$5,980	$1,224	$2,424	$288,232

7. INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at June 30, 2011 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities.

	Aggregate	Amortized
	fair value	cost
Due in one year or less	$16,008	$15,519
Due after one year through five years	199,693	195,441
Due after five years through ten years	57,329	57,010
Due after ten years	49,010	50,097
Equity securities	4,054	3,312
Total investment securities available-for-sale	$326,094	$321,379

Proceeds from sales of investment securities available-for-sale were $23,434,000 and $2,476,000 for the six months ended June 30, 2011 and 2010, respectively.

At June 30, 2011 and December 31, 2010, investment securities available-for-sale totaling $138,742,000 and $133,446,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

Six months ended June 30, 2011:

			Other-than-
	Gross	Gross	temporary
	realized	realized	impairment	Net gains
	gains	losses	losses	(losses)
Equity securities	$141	$-	$-	$141
Debt securities	248	(378)	-	(130)
Total	$389	$(378)	$-	$11

Six months ended June 30, 2010:

			Other-than-
	Gross	Gross	temporary
	realized	realized	impairment	Net gains
	gains	losses	losses	(losses)
Equity securities	$287	$-	$-	$287
Debt securities	10	(2)	(226)	(218)
Total	$297	$(2)	$(226)	$69

All OTTI writedowns on debt securities were on pooled trust preferred securities, which are included in the other debt securities category, held at the Bank.

7. INVESTMENT SECURITIES (Continued)

The tax expense applicable to the net realized gains was $4,000 and $23,000 for the six months ended June 30, 2011 and 2010, respectively.

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

The table below presents a rollforward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to January 1, 2011. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized in 2011. If we sell, intend to sell or believe we will be required to sell previously credit-impaired debt securities, the credit loss component would be reduced. The following table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

	Three Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2011
Balance, beginning of period	$1,279	$1,279
Additions:
Initial credit impairments	-	-
Subsequent credit impairments	-	-
Balance, end of period	$1,279	$1,279

The amortized cost and estimated fair values of investment securities held-to-maturity at June 30, 2011 and December 31, 2010 were as follows:

Held-To-Maturity

	June 30, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
		unrealized	unrealized	Aggregate		unrealized	unrealized	Aggregate
	Amortized	holding	holding	fair	Amortized	holding	holding	fair
	cost	gains	losses	value	cost	gains	losses	value
State and municipal securities	$ 1,842	$ 63	-	$ 1,905	$ 2,667	$ 62	-	$ 2,729

7. INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of securities held-to-maturity by contractual maturity at June 30, 2011 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Aggregate	Amortized
	fair value	cost
Due in one year or less	-	-
Due after one year through five years	$247	$240
Due after five years through ten years	1,658	1,602
Due after ten years	-	-
Total investment securities held-to-maturity	$1,905	$1,842

There were no sales of investment securities classified as held-to-maturity during the six months ended June 30, 2011 or 2010.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010:

June 30, 2011

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agencies	18	$23,137	$265	-	-	$23,137	$265
State and municipal securities	22	10,339	96	-	-	10,339	96
Mortgage-backed securities	24	28,883	139	-	-	28,883	139
Collateralized mortgage
obligations (CMOs)	6	6,802	34	-	-	6,802	34
Other debt securities	7	-	-	$1,962	$1,678	1,962	1,678
Equity	4	408	66	117	5	525	71
Total	81	$69,569	$600	$2,079	$1,683	$71,648	$2,283

December 31, 2010

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agencies	30	$40,179	$869	-	-	$40,179	$869
State and municipal securities	40	19,207	482	$468	$32	19,675	514
Mortgage-backed securities	19	21,999	311	-	-	21,999	311
Collateralized mortgage
obligations (CMOs)	7	6,918	137	-	-	6,918	137
Other debt securities	7	-	-	1,866	1,774	1,866	1,774
Equity securities	5	740	43	-	-	740	43
Total	108	$89,043	$1,842	$2,334	$1,806	$91,377	$3,648

7. INVESTMENT SECURITIES (Continued)

Management evaluates debt securities, which are comprised of U.S. Government Agencies, state and municipalities, mortgage-backed securities, CMOs and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at June 30, 2011 in U.S. Government securities, state and municipal securities, mortgage-backed securities and CMOs are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

All of the securities in the other debt securities category with unrealized losses greater than twelve months as of June 30, 2011 are pooled trust preferred security issues. QNB holds eight of these securities with an amortized cost of $3,640,000 and a fair value of $1,962,000. All of the pooled trust preferred securities are available-for-sale securities and are carried at fair value.

The following table provides additional information related to pooled trust preferred securities as of June 30, 2011:

					Realized						Total
					OTTI	Total			Current	Actual	performing
					credit	Recognized		Current	number of	deferrals and	collateral as
					loss	OTTI	Moody's	number of	performing	defaults as a	a % of
		Book	Fair	Unreal-	(YTD	Credit	/Fitch	performing	insurance	% of total	outstanding
Deal	Class	value	value	ized loss	2011)	Loss	ratings	banks	companies	collateral	bonds
PreTSL IV	Mezzanine*	$243	$213	$(30)	$-	$(1)	Ca/CCC	4	-	27.1%	124.1%
PreTSL V	Mezzanine*	-	-	-	-	(118)	Ba3/D	-	-	100.0%	11.6%
PreTSL VI	Mezzanine*	121	120	(1)	-	(8)	Ca/D	3	-	73.6%	62.1%
PreTSL XVII	Mezzanine	752	292	(460)	-	(222)	Ca/C	31	4	40.4%	71.6%
PreTSL XIX	Mezzanine	988	474	(514)	-	-	C/C	38	13	27.5%	81.4%
PreTSL XXV	Mezzanine	766	341	(425)	-	(222)	C/C	39	8	36.7%	72.2%
PreTSL XXVI	Mezzanine	469	230	(239)	-	(270)	C/C	39	10	27.7%	82.8%
PreTSL XXVI	Mezzanine	301	292	(9)	-	(438)	C/C	39	10	27.7%	82.8%
		$3,640	$1,962	$(1,678)	$-	$(1,279)

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

The market for these securities at June 30, 2011 is not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and the market values for these securities (and any securities other than those issued or guaranteed by U.S. Government agencies) are depressed relative to historical levels. In today’s market, a low market price for a particular bond may only provide evidence of a recent widening of corporate spreads in general versus being an indicator of credit problems with a particular issuer. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. As illustrated in the table above, these securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities.

7. INVESTMENT SECURITIES (Continued)

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment (OTTI), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit-related portion and a non-credit related portion of OTTI are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the fair value of the security and the amount of credit related impairment. In the six months ended June 30, 2011, no other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows:

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

•
Probability of Default – A near-term probability of default is determined for each issuer based on its financial condition and is used to calculate the expected impact of future deferrals and defaults on the expected cash flows. Each issuer in the collateral pool is assigned a near-term probability of default based on individual performance and financial characteristics. Various studies suggest that the rate of bank failures between 1934 and 2008 were approximately 0.36%. Thus, in addition to the specific bank default assumptions used for the near term, future defaults on the individual banks in the analysis are assumed at 0.75% for 2012 (approximately two times historical levels) and for 2013 and beyond the rate used is calculated based upon a comparison of key

7. INVESTMENT SECURITIES (Continued)

financial ratios of active individual issuers without a short-term probability of default compared to all FDIC insured banks.

•
Severity of Loss – In addition to the probability of default discussed above, a severity of loss (projected recovery) is determined in all cases. In the current analysis, the severity of loss ranges from 0% to 100% depending on the estimated credit worthiness of the individual issuer, with a 95% severity of loss utilized for deferrals projected in 2012 and thereafter.

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

Based upon the analysis performed by management as of June 30, 2011, it is probable that we will collect all contractual principal and interest payments on one of our eight pooled trust preferred securities, PreTSL XIX. The expected principal shortfall on the remaining pooled trust preferred securities has resulted in credit related other-than-temporary impairment charges in previous years. All of these pooled trust preferred securities held by QNB could be subject to additional writedowns in the future if additional deferrals and defaults occur.

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

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

8. LOANS & ALLOWANCE FOR LOAN LOSSES (Continued)

Major classes of loans are as follows:

	June 30,	December 31,
	2011	2010
Commercial:
Commercial and industrial	$90,719	$86,628
Construction	16,059	18,611
Secured by commercial real estate	196,745	199,874
Secured by residential real estate	45,657	44,444
State and political subdivisions	29,454	31,053
Indirect lease financing	12,214	12,995
Retail:
1-4 family residential mortgages	23,174	23,127
Home equity loans and lines	59,315	62,726
Consumer	2,398	2,751
Total loans	475,735	482,209
Net unearned fees	(25)	(27)
Loans receivable	$475,710	$482,182

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At June 30, 2011 and December 31, 2010, overdrafts were $103,000 and $93,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. At June 30, 2011, there were no concentrations of loans exceeding 10% of total loans other than disclosed in the table above.

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

Commercial and industrial loans, commercial real estate loans, construction loans and residential real estate loans with a business purpose are generally perceived as having more risk of default than residential real estate loans with a personal purpose and consumer loans. These types of loans involve larger loan balances to a single borrower or groups of related borrowers and are more susceptible to a risk of loss during a downturn in the business cycle. These loans may involve greater risk because the availability of funds to repay these loans depends on the successful operation of the borrower’s business. The assets financed are used within the business for its ongoing operation. Repayment of these kinds of loans generally comes from the cash flow of the business or the ongoing conversions of assets, such as accounts receivable and inventory, to cash. Typical collateral for commercial and industrial loans includes the borrower’s accounts receivable, inventory and machinery and equipment. Commercial real estate and residential real estate loans secured for a business purpose are originated primarily within the eastern Pennsylvania market area at conservative loan-to-value ratios and often backed by the individual guarantees of the borrowers or owners. Repayment of this kind of loan is dependent upon either the ongoing cash flow of the borrowing entity or the resale of or lease of the subject property. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2011 and December 31, 2010:

		Special
June 30, 2011	Pass	mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$76,262	$1,872	$12,539	$46	$90,719
Construction	5,911	7,997	2,151	-	16,059
Secured by commercial real estate	148,750	9,738	37,806	451	196,745
Secured by residential real estate	40,939	896	3,822	-	45,657
State and political subdivisions	26,990	2,300	164	-	29,454
Indirect lease financing	11,752	-	462	-	12,214
	$310,604	$22,803	$56,944	$497	$390,848

		Special
December 31, 2010	Pass	mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$74,315	$1,378	$10,878	$57	$86,628
Construction	9,888	5,993	2,730	-	18,611
Secured by commercial real estate	154,697	6,537	37,942	698	199,874
Secured by residential real estate	39,823	1,038	3,583	-	44,444
State and political subdivisions	28,649	2,338	66	-	31,053
Indirect lease financing	12,460	-	535	-	12,995
	$319,832	$17,284	$55,734	$755	$393,605

8. LOANS & ALLOWANCE FOR LOAN LOSSES (Continued)

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of June 30, 2011 and December 31, 2010:

		Non-
June 30, 2011	Performing	performing	Total
Retail:
1-4 family residential mortgages	$22,621	$553	$23,174
Home equity loans and lines	59,125	190	59,315
Consumer	2,398	-	2,398
	$84,144	$743	$84,887

		Non-
December 31, 2010	Performing	performing	Total
Retail:
1-4 family residential mortgages	$22,694	$433	$23,127
Home equity loans and lines	62,581	145	62,726
Consumer	2,751	-	2,751
	$88,026	$578	$88,604

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2011 and December 31, 2010:

	30-59 days	60-89 days	>90 days	Total past		Total loans
June 30, 2011	past due	past due	past due	due loans	Current	receivable
Commercial:
Commercial and industrial	$99	$-	$138	$237	$90,482	$90,719
Construction	1,455	-	937	2,392	13,667	16,059
Secured by commercial real estate	1,301	49	2,670	4,020	192,725	196,745
Secured by residential real estate	16	177	-	193	45,464	45,657
State and political subdivisions	106	-	6	112	29,342	29,454
Indirect lease financing	126	228	88	442	11,772	12,214
Retail:
1-4 family residential mortgages	-	384	-	384	22,790	23,174
Home equity loans and lines	295	35	53	383	58,932	59,315
Consumer	5	8	-	13	2,385	2,398
	$3,403	$881	$3,892	$8,176	$467,559	$475,735

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

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due more than 90 days and still accruing interest as of June 30, 2011 and December 31, 2010:

June 30, 2011	>90 days past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	-	$3,114
Construction	-	937
Secured by commercial real estate	-	3,611
Secured by residential real estate	-	836
State and political subdivisions	-	6
Indirect lease financing	$10	208
Retail:
1-4 family residential mortgages	-	553
Home equity loans and lines	-	190
Consumer	-	-
	$10	$9,455

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (Continued)

December 31, 2010	>90 Days Past Due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	-	$1,082
Construction	-	1,334
Secured by commercial real estate	$259	3,837
Secured by residential real estate	-	97
State and political subdivisions	9	-
Indirect lease financing	-	255
Retail:
1-4 family residential mortgages	-	433
Home equity loans and lines	-	145
Consumer	-	-
	$268	$7,183

Activity in the allowance for loan losses is shown below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$9,192	$6,357	$8,955	$6,217
Charge-offs	(815)	(179)	(1,240)	(778)
Recoveries	23	131	35	170
Net charge-offs	(792)	(48)	(1,205)	(608)
Provision for loan losses	450	700	1,100	1,400
Balance at end of period	$8,850	$7,009	$8,850	$7,009

Additional details for changes in the allowance for loan losses for the three and six months ended June 30, 2011 and the year December 31, 2010 are as follows:

For the Three Months Ended June 30, 2011	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$3,119	$(276)	$(24)	$7	$2,826
Construction	660	345	(397)	-	608
Secured by commercial real estate	3,180	284	(349)	4	3,119
Secured by residential real estate	625	62	-	-	687
State and political subdivisions	107	44	-	-	151
Indirect lease financing	470	(99)	-	5	376
Retail:
1-4 family residential mortgages	205	29	-	-	234
Home equity loans and lines	605	52	(43)	2	616
Consumer	27	(11)	(2)	5	19
Unallocated	194	20	N/A	N/A	214
	$9,192	$450	$(815)	$23	$8,850

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (Continued)

For the Six Months Ended June 30, 2011	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,136	$769	$(89)	$10	$2,826
Construction	633	372	(397)	-	608
Secured by commercial real estate	3,875	(119)	(641)	4	3,119
Secured by residential real estate	676	65	(54)	-	687
State and political subdivisions	108	43	-	-	151
Indirect lease financing	496	(129)	-	9	376
Retail:				-
1-4 family residential mortgages	212	22	-	-	234
Home equity loans and lines	646	20	(53)	3	616
Consumer	32	(16)	(6)	9	19
Unallocated	141	73	N/A	N/A	214
	$8,955	$1,100	$(1,240)	$35	$8,850

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

The following tables present the balance in the allowance of loan losses at June 30, 2011 and December 31, 2010 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
June 30, 2011	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,826	$1,633	$1,193	$90,719	$9,617	$81,102
Construction	608	236	372	16,059	2,151	13,908
Secured by commercial real estate	3,119	277	2,842	196,745	16,474	180,271
Secured by residential real estate	687	251	436	45,657	2,810	42,847
State and political subdivisions	151	3	148	29,454	6	29,448
Indirect lease financing	376	56	320	12,214	222	11,992
Retail:
1-4 family residential mortgages	234	79	155	23,174	169	23,005
Home equity loans and lines	616	71	545	59,315	619	58,696
Consumer	19	-	19	2,398	-	2,398
Unallocated	214	N/A	N/A	N/A	N/A	N/A
	$8,850	$2,606	$6,030	$475,735	$32,068	$443,667

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize additional information in regards to impaired loans by loan portfolio class as of June 30, 2011 and December 31, 2010:

June 30, 2011	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
With no specific allowance recorded:
Commercial:
Commercial and industrial	$6,659	$6,678	$-
Construction	1,214	1,214	-
Secured by commercial real estate	14,303	14,581	-
Secured by residential real estate	1,788	1,794	-
State and political subdivisions	-	-	-
Indirect lease financing	106	135	-
Retail:
1-4 family residential mortgages	-		-
Home equity loans and lines	457	460	-
Consumer	-		-
	$24,527	$24,862	$-

With an allowance recorded:
Commercial:
Commercial and industrial	$2,958	$2,978	$1,633
Construction	937	1,340	236
Secured by commercial real estate	2,171	2,432	277
Secured by residential real estate	1,022	1,024	251
State and political subdivisions	6	6	3
Indirect lease financing	116	124	56
Retail:
1-4 family residential mortgages	169	171	79
Home equity loans and lines	162	163	71
Consumer	-		-
	$7,541	$8,238	$2,606

Total:
Commercial:
Commercial and industrial	$9,617	$9,656	$1,633	$7,467	$156
Construction	2,151	2,554	236	2,675	38
Secured by commercial real estate	16,474	17,013	277	11,411	256
Secured by residential real estate	2,810	2,818	251	2,026	51
State and political subdivisions	6	6	3	-	-
Indirect lease financing	222	259	56	245	3
Retail:
1-4 family residential mortgages	169	171	79	465	-
Home equity loans and lines	619	623	71	1,379	37
Consumer	-	-	-	-	-
	$32,068	$33,100	$2,606	$25,668	$541

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (Continued)

December 31, 2010	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$3,218	$3,225	$-
Construction	1,316	1,316	-
Secured by commercial real estate	5,495	5,497	-
Secured by residential real estate	1,558	1,558	-
State and political subdivisions	-	-	-
Indirect lease financing	55	60	-
Retail:
1-4 family residential mortgages	434	436	-
Home equity loans and lines	492	492	-
Consumer	-	-	-
	$12,568	$12,584	$-

With an allowance recorded:
Commercial:
Commercial and industrial	$1,492	$1,492	$878
Construction	1,334	1,340	370
Secured by commercial real estate	3,718	3,821	687
Secured by residential real estate	1,066	1,066	179
State and political subdivisions	-	-	-
Indirect lease financing	220	239	64
Retail:
1-4 family residential mortgages	172	172	41
Home equity loans and lines	293	293	62
Consumer	-	-	-
	$8,295	$8,423	$2,281

Total:
Commercial:
Commercial and industrial	$4,710	$4,717	$878
Construction	2,650	2,656	370
Secured by commercial real estate	9,213	9,318	687
Secured by residential real estate	2,624	2,624	179
State and political subdivisions	-	-	-
Indirect lease financing	275	299	64
Retail:
1-4 family residential mortgages	606	608	41
Home equity loans and lines	785	785	62
Consumer	-	-	-
	$20,863	$21,007	$2,281

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

June 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Securities available-for-sale
U.S. Government agencies	-	$67,713	-	$67,713
State and municipal securities	-	69,319	-	69,319
U.S. Government agencies and sponsored enterprises (GSEs) - residential
Mortgage-backed securities	-	108,291	-	108,291
Collateralized mortgage obligations (CMOs)	-	74,245	-	74,245
Other debt securities	-	510	$1,962	2,472
Equity securities	$4,054	-	-	4,054
Total	$4,054	$320,078	$1,962	$326,094

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

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the six months ended June 30, 2011:

Fair value measurements using
significant unobservable inputs
(Level 3)
Balance, beginning of year	$1,866
Settlements	-
Total gains or losses (realized/unrealized)	-
Included in earnings	-
Included in other comprehensive income	96
Transfers in and/or out of Level 3	-
Balance, June 30, 2011	$1,962

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the period ended June 30, 2011. There were also no transfers in or out of level 3 for the same period. There were $0 and $226,000 of losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the six-month periods ended June 30, 2011 and 2010, respectively.

The Level 3 securities consist of eight collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (PreTSLs). The market for these securities at June 30, 2011 is not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2011;

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

The estimates for the conditional default rates (CDR) are based on the payment characteristics of the trust preferred securities themselves (e.g. current, deferred, or defaulted) as well as the financial condition of the trust preferred issuers in the pool. A near-term CDR for each issuer in the pool is estimated based on their financial condition using key financial ratios relating to the financial institution’s capitalization, asset quality, profitability and liquidity. In addition to the specific bank default assumptions, default rates are modeled to approximately two times historic levels throughout 2012. In 2013 and beyond the CDR rate is calculated based upon a comparison of key financial ratios of active individual issuers without a short-term probability of default compared to all FDIC insured banks.

The base loss severity assumption is 95%. The severity factor for near-term CDRs is vectored to reflect the relative expected performance of the institutions modeled to default, with lower forecasted severities used for the higher quality institutions. The long-term loss severity is modeled at 95%.

Prepayments are modeled to take into account the disruption in the asset-backed securities marketplace and the lack of new pooled trust preferred issuances. For purposes of the cash flow analysis, relatively modest rates of prepayment were forecasted (ranging from 0-2%). In addition to the base prepayment assumption, due to the recent enactment of the Dodd-Frank financial legislation additional prepayment analysis was performed. First, all fixed rate trust preferred securities issued by banks with more than $15 billion in total assets at December 31, 2009 were identified. Next the holding companies’ approximate cost of long-term funding given their rating and marketplace interest rates were estimated. The following assumption was made; any holding company that could refinance for a cost savings of more than 2% will refinance and will do so on January 1, 2013, or July 1, 2015 for bank holding company subsidiaries of foreign banking organizations that have relied on Supervision and Regulation Letter SR-01-1.

The internal rate of return is the pre-tax yield used to discount the best estimate of future cash flows after credit losses. The cash flows have been discounted using estimated market discount rates of 3-month LIBOR plus spreads ranging from 4.06% to 9.48%. The determination of appropriate market discount rates involved the consideration of the following:

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
June 30, 2011
Mortgage servicing rights	$-	$-	$483	$483
Impaired loans	-	-	4,935	4,935

December 31, 2010
Mortgage servicing rights	$-	$-	$504	$504
Impaired loans	-	-	6,014	6,014

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at June 30, 2011 and December 31, 2010:

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

Impaired Loans (generally carried at fair value): Impaired loans are loans, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value of impaired loans as of June 30, 2011 consists of loan balances of $7,541,000 less a valuation allowance of $2,606,000. The fair value of impaired loans as of December 31, 2010 consists of loan balances of $8,295,000 less a valuation allowance of $2,281,000.

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

Certain tranches of mortgage servicing rights, which are carried at lower of cost or fair value, were written down to fair value during the quarter. The ending valuation allowance is $16,000 at June 30, 2011.

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

The estimated fair values and carrying amounts of the Company’s financial instruments are summarized as follows:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial Assets
Cash and due from banks	$10,912	$10,912	$8,498	$8,498
Interest-bearing deposits in banks	6,270	6,270	6,414	6,414
Investment securities available-for-sale	326,094	326,094	290,564	290,564
Investment securities held-to-maturity	1,842	1,905	2,667	2,729
Restricted investment in bank stocks	1,965	1,965	2,176	2,176
Loans held-for-sale	843	867	228	228
Net loans	466,860	452,256	473,227	458,040
Mortgage servicing rights	483	587	504	620
Accrued interest receivable	2,867	2,867	2,988	2,988

Financial Liabilities
Deposits with no stated maturities	425,692	425,692	384,745	384,745
Deposits with stated maturities	293,989	295,680	310,232	312,016
Short-term borrowings	30,553	30,553	29,786	29,786
Long-term debt	20,303	21,355	20,308	21,666
Accrued interest payable	787	787	1,089	1,089

The estimated fair value of QNB’s off-balance sheet financial instruments is as follows:

	June 30, 2011		December 31, 2010
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Commitments to extend credit	$108,717	$-	$103,012	$-
Standby letters of credit	13,226	-	13,519	-

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

A summary of the Bank's financial instrument commitments is as follows:

	June 30, 2011	December 31, 2010
Commitments to extend credit and unused lines of credit	$108,717	$103,012
Standby letters of credit	13,226	13,519
	$121,943	$116,531

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2011 and December 31, 2010 for guarantees under standby letters of credit issued is not material.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

11. REGULATORY RESTRICTIONS (Continued)

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of June 30, 2011, that the Company and the Bank met capital adequacy requirements to which they were subject.

As of the most recent notification, the primary regulator of the Bank considered it to be “well capitalized” under the regulatory framework. There are no conditions or events since that notification that management believes have changed the classification. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the table below.

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital Levels
	Actual		Adequately Capitalized		Well Capitalized
As of June 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated	$70,587	12.34%	$45,760	8.00%	N/A	N/A
Bank	66,296	11.67%	45,448	8.00%	$56,810	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	63,082	11.03%	22,880	4.00%	N/A	N/A
Bank	59,173	10.42%	22,724	4.00%	34,086	6.00%

Tier I Capital (to Average Assets)
Consolidated	63,082	7.63%	33,076	4.00%	N/A	N/A
Bank	59,173	7.19%	32,934	4.00%	41,168	5.00%

	Capital Levels
	Actual		Adequately Capitalized		Well Capitalized
As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated	$66,932	11.82%	$45,289	8.00%	N/A	N/A
Bank	62,901	11.18%	44,995	8.00%	$56,243	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	59,551	10.52%	22,644	4.00%	N/A	N/A
Bank	55,847	9.93%	22,497	4.00%	33,746	6.00%

Tier I Capital (to Average Assets)
Consolidated	59,551	7.42%	32,086	4.00%	N/A	N/A
Bank	55,847	6.99%	31,947	4.00%	39,934	5.00%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company follows accounting guidance related to the recognition and presentation of other-than-temporary impairment that specifies (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

During the first six months of 2010 QNB recorded a credit-related other-than-temporary impairment charge of $226,000 on three of its pooled trust preferred securities. There were no credit-related other-than-temporary impairment charges in the first half of 2011.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (Continued)

Impairment of Restricted Investment in Bank Stocks (Continued)

Beginning in October 2010, the FHLB announced their decision to have a limited excess capital stock repurchase. There have been several repurchases since that time. The repurchases during 2011 have totaled $211,000. Further repurchases will be evaluated quarterly by the FHLB. Management believes no impairment charge is necessary related to the restricted stock balance as of June 30, 2011.

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

QNB reported net income for the second quarter of 2011 of $2,435,000, or $0.77 per share on a diluted basis. This represents a 24.0% increase compared to net income of $1,963,000, or $0.63 per share on a diluted basis, for the same period in 2010 and a 10.1% increase from first quarter 2011 results.

For the six month period ended June 30, 2011, QNB reported net income of $4,646,000, or $1.47 per share on a diluted basis. This represents a 22.6% increase in net income compared to the $3,789,000, or $1.22 per share on a diluted basis, reported for the six month period ended June 30, 2010.

The results for both the second quarter and first six months of 2011 represent record profits for QNB and reflect higher net interest income, resulting from an increase in the net interest margin and strong growth in deposits and earning assets. Also contributing to the increase in net income was a lower provision for loan losses.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 1.18% and 15.62%, respectively, for the quarter ended June 30, 2011 compared with 1.02% and 13.83%, respectively for the quarter ended June 30, 2010. For the six month periods the annualized rate of return on average assets and average shareholders’ equity was 1.15% and 15.18%, respectively, for the period ended June 30, 2011 compared with 1.01% and 13.58%, respectively, for the period ended June 30, 2010.

Net Interest Income and Net Interest Margin

Growth in net interest income continues to be the most significant contributor to the Company’s record performance. Net interest income for the quarter ended June 30, 2011 totaled $7,151,000, an increase of $716,000, or 11.1%, over the same period in 2010. Net interest income for the second quarter of 2011 also reflects an improvement of $194,000, or 2.8%, compared to the first quarter of 2011. The net interest margin for the second quarter of 2011 was 3.84% compared to 3.74% for the second quarter of 2010 and 3.89% for the first quarter of 2011.

For the six month period ended June 30, 2011 net interest income was $14,108,000, an increase of $1,649,000, or 13.2% over the $12,459,000 reported for the first half of 2010. The net interest margin for these same periods was 3.87% and 3.69%, respectively.

The increase in net interest income when comparing both the three and six month periods ended June 30, 2011 and 2010 is the result of an increase in the net interest margin and growth in deposits and earning assets. The improvement in the net interest margin during these periods reflects the impact of lower deposit costs partially offset by lower yields on loans and investment securities. The interest rate paid on interest-bearing deposits declined by 45 basis points to 1.07% for the second quarter of 2011 compared to the second quarter of 2010 and by 48 basis points when comparing the six month periods. The decline in the rate paid on deposits largely resulted from the repricing of time deposits, interest bearing transaction accounts and money market accounts at lower market rates. Lower-cost time deposits was the greatest contributor with the average rate paid on time deposits declining 57 basis points from 2.15% for the second quarter of 2010 to 1.58% for the second quarter of 2011. When comparing the six month periods the average rate paid on time deposits declined 62 basis points from 2.27% for the first half of 2010 to 1.65% for the same period in 2011.

In comparison, the average rate earned on loans and investment securities declined from 5.84% and 4.21%, respectively, for the second quarter of 2010 to 5.76% and 3.72% for the second quarter of 2011, a decline of 8 basis points and 49 basis points, respectively. When comparing the six month periods the average yield on loans and investment securities declined 3 basis points and 57 basis points, respectively. The decline in the cost of deposits as well as the yield on earning assets reflects the impact of a long period of historically low interest rates.

The slight decline in the net interest margin between the first and second quarters of 2011 primarily reflects a change in the mix of earning assets resulting from the economic environment which has reduced the demand for loans by both businesses and consumers. Average total loans increased 0.1% when comparing the two quarters while average investment securities and interest bearing cash increased $20,041,000, or 6.7%, when comparing the same two periods. In general, loans provide a higher return than investment securities.

Average earning assets grew by $59,023,000, or 8.0%, when comparing the second quarter of 2011 to the same period in 2010, with average loans increasing $11,051,000, or 2.4%, and average investment securities increasing $46,970,000, or 18.2%. On the funding side, average deposits increased $52,580,000, or 7.9%, with average transaction accounts increasing $80,180,000, or 23.4%. The growth in transaction accounts is largely due to the success of QNB's Online eSavings account. This product had an average balance of $100,045,000 for the quarter ended June 30, 2011 compared to $36,724,000 for the same 2010 quarter. Offsetting a portion of this growth was a decline in average time deposits of $27,600,000 when comparing the second quarter 2011 with the same period in 2010.

For the six-month period average earning assets increased by $58,844,000, or 8.1%, with average loans increasing $18,302,000, or 4.0%, and average investment securities increasing $42,552,000, or 16.7%. Over this same period average total deposits increased $54,324,000, or 8.3%.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

Asset Quality, Provision for Loan Loss and Allowance for Loan Loss

QNB closely monitors the quality of its loan portfolio and as a result of increases in non-performing and classified loans, higher than normal levels of charge-offs and continued concerns about the economy, has increased the allowance for loan losses over the past few years to reflect these conditions. As of June 30, 2011, the level of non-performing and delinquent loans declined relative to the levels reported at the end of the first quarter of 2011. As a result of this and other factors the Company was able to reduce its provision for loan losses and its allowance for loan losses.

Total non-performing assets were $13,844,000 at June 30, 2011 compared with $14,697,000 as of March 31, 2011 and $11,634,000 as of December 31, 2010. Included in this classification are non-performing loans, other real estate owned (OREO) and repossessed assets, and non-performing pooled trust preferred securities. Total non-performing loans, which represent loans on non-accrual status, loans past due more than 90 days and still accruing interest and restructured loans were $11,882,000, or 2.49% of total loans, at June 30, 2011 compared with $12,988,000, or 2.71% of total loans, at March 31, 2011 and $9,872,000, or 2.05% of total loans, at December 31, 2010. QNB had no OREO or repossessed assets at either June 30, 2011 or March 31, 2011 compared with $90,000 at December 31, 2010. Non-performing pooled trust preferred securities are carried at fair value which was $1,962,000, $1,709,000 and $1,672,000 at June 30, 2011, March 31, 2011 and December 31, 2010, respectively. Total delinquent loans that are thirty days or more past due decreased to 1.72% of total loans at June 30, 2011 compared with 1.90% of total loans at March 31, 2011 and 2.82% of total loans at December 31, 2010.

QNB recorded a provision for loan losses of $450,000 in the second quarter of 2011 compared to $650,000 in the first quarter of 2011 and $700,000 in the second quarter of 2010. For the six month periods ended June 30, 2011 and 2010 the provision for loan losses was $1,100,000 and $1,400,000, respectively. Net loan charge-offs were $792,000 for the second quarter of 2011, or 0.67% annualized of total average loans, compared with $413,000 for the first quarter of 2011, or 0.35% annualized of total average loans, and $48,000 for the second quarter of 2010, or 0.04% annualized of total average loans. Most of the loans charged-off in the second quarter of 2011 had been recognized as impaired with specific reserves prior to March 31, 2011. For the six month periods ended June 30, 2011 and 2010 net loan charge-offs were $1,205,000, or 0.51% annualized, and $608,000, or 0.27% annualized, respectively.

QNB's allowance for loan losses of $8,850,000 represents 1.86% of total loans at June 30, 2011 compared to an allowance for loan losses of $8,955,000, or 1.86% of total loans, at December 31, 2010 and $7,009,000, or 1.48% of total loans, at June 30, 2010.

Non-Interest Income

Total non-interest income was $1,070,000 for the second quarter of 2011, an increase of $43,000 compared with the same period in 2010. Net securities gains increased by $121,000 when comparing the two quarters with net gains of $54,000 recorded on the sale of debt and equity securities in the second quarter of 2011 while net securities losses of $67,000 were recorded during the second quarter of 2010, most of which was a result of credit-related other-than-temporary impairment (OTTI) charges on two pooled trust preferred securities. Less residential mortgage activity for the 2011 quarter resulted in gains on sales of residential mortgage loans decreasing $124,000 to $18,000.

Fees for services to customers decreased $59,000, or 14.5%, comparing the second quarter of 2011 to the second quarter of 2010. The decrease was primarily caused by lower overdraft charges as a result of the implementation of new rules under Regulation E. ATM and debit card income contributed $52,000 in additional non-interest income when comparing the three-month periods primarily due to an increase in volume and in the amount earned per transaction.

The increase in non-interest income when comparing the two quarters is primarily the result of small increases in several areas including: income on bank-owned life insurance - $12,000, merchant processing income - $7,000, mortgage servicing fees - $7,000, retail brokerage income - $7,000 and title company income - $8,000.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

Total non-interest income for the six month period ended June 30, 2011 was $2,010,000, a decrease of $149,000, or 6.9%, from the amount recorded in 2010. Fees for services to customers declined $137,000, or 16.9%, to $674,000 and gains on the sale of residential mortgage loans declined $160,000, or 73.7%, to $57,000. The reasons for the decline in these areas are the same as noted above. Net gains on investment securities were $11,000 for the first six months of 2011 compared with net gains of $69,000 in 2010. In 2010, net gains of $295,000 on the sale of investments, primarily equity securities, were offset by credit-related OTTI charges of $226,000 on three pooled trust preferred securities. Partially offsetting these declines was a $109,000 increase in ATM and debit card income and a $58,000 increase in income on bank-owned life insurance.

Non-Interest Expense

Total non-interest expense was $4,584,000 for the second quarter of 2011, an increase of 8.1% compared to $4,241,000 for the second quarter of 2010. A $241,000, or 11.1%, increase in salaries and employee benefits was the largest component of the higher expense, a result of filling the Chief Operating Officer and Chief Compliance Officer positions, a 2011 incentive compensation accrual of $103,000, and normal merit increases. Also contributing to the increase in non-interest expense when comparing the two quarters were increases in equipment maintenance costs, consultant expense and costs associated with the conversion to a new online and mobile banking system to be introduced in the fourth quarter of 2011.

Total non-interest expense was $9,004,000 for the six month period ended June 30, 2011. This represents an increase of $645,000, or 7.7%, from the same period in 2010. Higher salary and benefits expense contributed $491,000 of the increase with the accrual for incentive compensation accounting for $206,000 of the total increase in salary and benefits expense. The other items mentioned above for the quarter also impacted the six month salary and benefit expense amount. In addition, payroll related taxes increased $40,000 and medical and dental premium expense increased $32,000 when comparing the six month periods. Also contributing to the increase in total non-interest expense was a $37,000 increase in branch rent related primarily to lease expense for the permanent Wescosville branch which opened in October 2010 and a $48,000 increase in equipment maintenance costs.

These items noted in the foregoing overview, as well as others, will be discussed and analyzed more thoroughly in the next sections.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

Three Months Ended	June 30, 2011			June 30, 2010
	Average Balance	Average Rate	Interest	Average Balance	Average Rate	Interest
Assets
Federal funds sold	$-	0.00%	$-	$-	0.00%	$-
Investment securities:
U.S. Treasury	-	0.00%	-	5,011	0.56%	7
U.S. Government agencies	63,143	2.18%	345	54,037	3.26%	440
State and municipal	68,605	5.88%	1,009	57,066	6.27%	894
Mortgage-backed and CMOs	166,062	3.47%	1,439	134,769	3.96%	1,336
Other debt securities	4,090	1.20%	12	4,360	1.13%	12
Equities	3,296	3.94%	32	2,983	3.85%	28
Total investment securities	305,196	3.72%	2,837	258,226	4.21%	2,717
Loans:
Commercial real estate	261,979	5.95%	3,883	251,140	5.90%	3,692
Residential real estate	23,326	5.35%	312	25,015	5.81%	363
Home equity loans	55,874	4.77%	664	60,435	5.13%	774
Commercial and industrial	89,173	5.12%	1,138	81,661	5.23%	1,066
Indirect lease financing	13,240	9.05%	300	13,941	9.13%	318
Consumer loans	2,475	14.32%	88	3,295	14.53%	119
Tax-exempt loans	31,084	6.01%	466	30,613	6.01%	459
Total loans, net of unearned income*	477,151	5.76%	6,851	466,100	5.84%	6,791
Other earning assets	17,161	0.23%	10	16,159	0.23%	9
Total earning assets	799,508	4.87%	9,698	740,485	5.16%	9,517
Cash and due from banks	10,121			9,866
Allowance for loan losses	(9,364)			(6,702)
Other assets	26,636			25,890
Total assets	$826,901			$769,539

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$88,396	0.51%	112	$85,940	0.70%	151
Municipals	48,139	0.79%	94	33,708	1.11%	94
Money market	69,354	0.48%	84	77,608	0.83%	161
Savings	152,868	0.79%	300	89,185	0.81%	180
Time	192,612	1.56%	748	212,906	2.12%	1,122
Time of $100,000 or more	98,504	1.62%	397	105,810	2.23%	587
Total interest-bearing deposits	649,873	1.07%	1,735	605,157	1.52%	2,295
Short-term borrowings	26,560	0.88%	58	26,305	1.02%	67
Long-term debt	20,305	4.75%	244	20,989	4.76%	252
Total interest-bearing liabilities	696,738	1.17%	2,037	652,451	1.61%	2,614
Non-interest-bearing deposits	64,755			56,891
Other liabilities	2,877			3,292
Shareholders' equity	62,531			56,905
Total liabilities and
shareholders' equity	$826,901			$769,539
Net interest rate spread		3.70%			3.55%
Margin/net interest income		3.84%	$7,661		3.74%	$6,903

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.

Non-accrual loans and investment securities are included in earning assets.

*	Includes loans held-for-sale

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

Six Months Ended	June 30, 2011			June 30, 2010
	Average Balance	Average Rate	Interest	Average Balance	Average Rate	Interest
Assets
Federal funds sold	$-	0.00%	$-	$-	0.00%	$-
Investment securities:
U.S. Treasury	-	0.00%	-	5,018	0.57%	14
U.S. Government agencies	61,952	2.16%	668	58,775	3.34%	981
State and municipal	67,919	5.91%	2,008	56,486	6.31%	1,781
Mortgage-backed and CMOs	160,669	3.48%	2,799	127,724	4.12%	2,628
Other debt securities	4,089	1.18%	24	4,438	1.19%	27
Equities	3,271	3.64%	59	2,907	3.76%	54
Total investment securities	297,900	3.73%	5,558	255,348	4.30%	5,485
Loans:
Commercial real estate	262,136	5.97%	7,760	245,395	5.96%	7,247
Residential real estate	23,362	5.46%	638	24,657	5.76%	711
Home equity loans	56,385	4.80%	1,342	61,078	5.11%	1,547
Commercial and industrial	87,479	5.21%	2,261	80,935	5.21%	2,089
Indirect lease financing	13,449	8.95%	601	13,949	8.79%	613
Consumer loans	2,558	13.93%	177	3,434	13.08%	223
Tax-exempt loans	31,557	6.08%	951	29,176	5.90%	854
Total loans, net of unearned income*	476,926	5.81%	13,730	458,624	5.84%	13,284
Other earning assets	14,559	0.24%	17	16,569	0.23%	19
Total earning assets	789,385	4.93%	19,305	730,541	5.19%	18,788
Cash and due from banks	9,870			9,610
Allowance for loan losses	(9,129)			(6,476)
Other assets	26,526			25,923
Total assets	$816,652			$759,598

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$87,881	0.52%	225	$83,878	0.70%	289
Municipals	44,022	0.79%	171	34,010	1.05%	178
Money market	71,457	0.50%	178	74,905	0.88%	327
Savings	144,827	0.81%	582	81,904	0.79%	321
Time	196,207	1.63%	1,584	215,061	2.24%	2,394
Time of $100,000 or more	98,984	1.70%	837	106,212	2.32%	1,223
Total interest-bearing deposits	643,378	1.12%	3,577	595,970	1.60%	4,732
Short-term borrowings	25,826	0.88%	113	24,457	0.99%	120
Long-term debt	20,306	4.75%	485	23,978	4.70%	566
Total interest-bearing liabilities	689,510	1.22%	4,175	644,405	1.70%	5,418
Non-interest-bearing deposits	62,424			55,508
Other liabilities	3,000			3,411
Shareholders' equity	61,718			56,274
Total liabilities and
shareholders' equity	$816,652			$759,598
Net interest rate spread		3.71%			3.49%
Margin/net interest income		3.87%	$15,130		3.69%	$13,370

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.

Non-accrual loans and investment securities are included in earning assets.

*	Includes loans held-for-sale

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

	Three Months Ended June 30, 2011 compared to June 30, 2010			Six Months Ended June 30, 2011 compared to June 30, 2010
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Federal funds sold	$-	$-	$-	$-	$-	$-
Investment securities:
U.S. Treasury	(7)	(7)	-	(14)	(14)	-
U.S. Government agencies	(95)	74	(169)	(313)	53	(366)
State and municipal	115	181	(66)	227	361	(134)
Mortgage-backed and CMOs	103	310	(207)	171	678	(507)
Other debt securities	-	(1)	1	(3)	(3)	-
Equities	4	3	1	5	7	(2)
Loans:
Commercial real estate	191	159	32	513	495	18
Residential real estate	(51)	(24)	(27)	(73)	(37)	(36)
Home equity loans	(110)	(59)	(51)	(205)	(119)	(86)
Commercial and industrial	72	97	(25)	172	169	3
Indirect lease financing	(18)	(16)	(2)	(12)	(22)	10
Consumer loans	(31)	(30)	(1)	(46)	(57)	11
Tax-exempt loans	7	7	-	97	70	27
Other earning assets	1	1	-	(2)	(3)	1
Total interest income	181	695	(514)	517	1,578	(1,061)
Interest expense:
Interest-bearing demand	(39)	4	(43)	(64)	14	(78)
Municipals	-	39	(39)	(7)	51	(58)
Money market	(77)	(17)	(60)	(149)	(14)	(135)
Savings	120	127	(7)	261	245	16
Time	(374)	(106)	(268)	(810)	(210)	(600)
Time of $100,000 or more	(190)	(40)	(150)	(386)	(83)	(303)
Short-term borrowings	(9)	-	(9)	(7)	6	(13)
Long-term debt	(8)	(7)	(1)	(81)	(86)	5
Total interest expense	(577)	-	(577)	(1,243)	(77)	(1,166)
Net interest income	$758	$695	$63	$1,760	$1,655	$105

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three- and six-month periods ended June 30, 2011 and 2010.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Total interest income	$9,188	$9,049	$18,283	$17,877
Total interest expense	2,037	2,614	4,175	5,418
Net interest income	7,151	6,435	14,108	12,459
Tax-equivalent adjustment	510	468	1,022	911
Net interest income (fully taxable-equivalent)	$7,661	$6,903	$15,130	$13,370

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

The net interest rate spread is the difference between average rates received on earning assets and average rates paid on interest-bearing liabilities, while the net interest rate margin, which includes interest-free sources of funds, is net interest income expressed as a percentage of average interest-earning assets. The Investment and Asset/Liability Management Committees work to manage and maximize the net interest margin for the Company.

Quarter to Quarter Comparison

Net interest income increased $716,000, or 11.1%, to $7,151,000 for the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010. Net interest income for the second quarter of 2011 also reflects an increase of $194,000, or 2.8%, compared to the previous quarter. On a tax-equivalent basis, net interest income increased $758,000, or 11.0%, from $6,903,000 for the three months ended June 30, 2010 to $7,661,000 for the same period ended June 30, 2011. Several factors contributed to the significant increase in net interest income when comparing the three-month periods ended June 30, 2011 and 2010. Balance sheet growth was one contributing factor. During the years 2009 and 2010 QNB experienced strong growth in both loans and deposits. While the rate of growth has slowed during 2011, particularly with respect to loans, the significant growth experienced during most of 2010 resulted in strong growth in deposits and investment securities and moderate growth in loans when comparing the average balances for the second quarter of 2011 and 2010. An even more significant factor was the decrease in interest expense resulting from a change in the mix of deposits and the repricing of time deposits, interest-bearing transaction accounts and money market accounts at lower market rates. The interest rate paid on interest-bearing deposits declined by 45 basis points to 1.07% for the second quarter of 2011. These factors resulted in an improvement in the net interest margin from 3.74% for the second quarter of 2010 compared with 3.84% for the second quarter of 2011.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

The economy continues to struggle as underscored by issues in the residential and commercial real estate markets, high levels of unemployment and continued uncertainty in the equity markets. As a result of these factors, as well as concerns over the stability of some European economies, interest rates, while extremely volatile, remain at historically low levels and could remain at these levels for an extended period of time. These low levels of interest rates have been in place since 2008 and have resulted in lower yields earned on both loans and investment securities as well as lower rates paid on deposits and borrowed funds.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $181,000, or 1.9%, to $9,698,000 for the second quarter of 2011, while total interest expense decreased $577,000, or 22.1%, to $2,037,000. The increase in interest income was the result of the growth in earning assets outpacing the impact of the decline in interest rates. Volume growth contributed an additional $695,000 of interest income offsetting the decline in interest income of $514,000 resulting from lower interest rates. With regard to interest expense, lower funding costs resulted in a decline in interest expense of $577,000.

The yield on earning assets on a tax-equivalent basis decreased 29 basis points from 5.16% for the second quarter of 2010 to 4.87% for the second quarter of 2011 and also declined by 13 basis points from the 5.00% reported for the first quarter of 2011. In comparison, the rate paid on interest-bearing liabilities decreased 44 basis points from 1.61% for the second quarter of 2010 to 1.17% for the second quarter of 2011 and decreased ten basis points when compared to 1.27% reported in the first quarter of 2011.

Interest income on investment securities increased $120,000 when comparing the two quarters as the increase in average balances more than offset the 49 basis point decline in the average yield of the portfolio. The average yield on the investment portfolio was 3.72% for the second quarter of 2011 compared with 4.21% for the second quarter of 2010. As noted previously, the decline in the yield on the investment portfolio is primarily the result of the extended period of low interest rates which has resulted in an increase in cash flow from the investment portfolio as prepayments speeds on mortgage-backed securities and CMOs ramped-up as did the amount of calls of agency and municipal securities. The reinvestment of these funds was in securities that had lower yields than what they replaced. The growth in the investment portfolio was primarily in high-quality U.S. Government agency issued mortgage-backed and CMO securities as well as in tax-exempt state and municipal bonds.

Income on Government agency securities decreased $95,000, as the 16.9% growth in average balances was offset by a 108 basis point decline in the yield from 3.26% for the second quarter of 2010 to 2.18% for the same period in 2011. Offsetting a portion of the impact of the decline in yield for the quarter was the increase in average balances which contributed $74,000 to interest income. Most of the bonds in the agency portfolio have call features ranging from three months to five years, many of which were exercised as a result of the low interest rate environment. The proceeds from these called bonds as well as liquidity from deposit growth were reinvested in securities with significantly lower yields.

Interest income on tax-exempt municipal securities increased $115,000 with higher balances accounting for $181,000 of additional income. Average balances of tax-exempt municipal securities increased $11,539,000, or 20.2%, to $68,605,000 for the second quarter of 2011. As a result of credit concerns in the municipal market arising from issues with the insurance companies that insure the bonds and concerns over the general health of state and municipal governments because of declining revenues and budget issues resulting from economic conditions, municipal bond yields declined but not to the same degree as yields on other types of securities. As a result QNB expanded its purchase of municipal bonds, primarily general obligation bonds of issuers with strong underlying credit ratings. The yield on the state and municipal portfolio decreased 39 basis points from 6.27% for the second quarter of 2010 to 5.88% for the second quarter of 2011. This decline in yield reduced interest income by $66,000 when comparing the two quarters.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Interest income on mortgage-backed securities and CMOs increased $103,000 with an increase in average balances offsetting the impact of lower rates. Average balances increased $31,293,000, or 23.2% to $166,062,000 when comparing the two periods and contributed $310,000 in additional income. The yield on the mortgage-backed and CMO portfolio decreased 49 basis points from 3.96% for the second quarter of 2010 to 3.47% for the second quarter of 2011, resulting in a $207,000 reduction in interest income. During the second quarter of 2011 QNB sold several CMOs, at a net gain of $40,000, to reduce potential extension and price risk if interest rates were to increase. This portfolio was expanded because it provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested when interest rates eventually increase. With the historically low interest rate environment mortgage refinancing activity over the past two years was significant resulting in an increase in prepayments on these securities. Since most of these securities were purchased at a premium, prepayments result in a shorter amortization period of this premium and therefore a reduction in income. The proceeds from the cash flow of these securities as well as the investment of excess deposits into this portfolio at lower yields also contributed to the reduction in the yield on the total portfolio.

With the issues in the economy and indications that the Federal Reserve Open Market Committee will continue to keep its target rate at between 0.0% and 0.25% for an extended period of time, Treasury yields have fallen even further with the 10-year rate declining below 2.90% towards then end of the second quarter in 2011 and falling significantly lower subsequent to quarter end. When combined with spread tightening on agency bonds, mortgage-backed securities and municipal securities, yields on investment securities are anemic. As a result the yield on the total investment portfolio is anticipated to continue to decline as cash flow from the portfolio, as well as excess liquidity, is reinvested at current market rates which are significantly below the projected portfolio yield at June 30, 2011 of 3.59%.

Income on loans increased $60,000 to $6,851,000 when comparing the second quarters of 2011 and 2010 with growth in the portfolio being the primary factor in the additional income. Average loans increased $11,051,000, or 2.4%, and contributed an additional $134,000 in interest income. The yield on the loan portfolio decreased only eight basis points to, 5.76% when comparing the same periods, resulting in a reduction in interest income of $74,000. Helping to reduce the impact of the decline in interest rates on loan yields is the structure of the loan portfolio, which has a significant portion of fixed-rate and adjustable-rate loans with fixed-rate terms for three to ten years. Also helping to stabilize the yield was the implementation of interest rate floors on some variable rate commercial loans and home equity lines of credit. Most variable-rate loans are indexed to the Prime lending rate which has not changed since December of 2008. The rate earned on loans has not fallen to the degree that the rate earned on investment securities, which are more closely tied to the Treasury yield curve.

QNB took advantage of disruptions in its local banking market during 2009 and 2010 to grow its loan portfolio, particularly the commercial loan portfolio, while maintaining pricing structure and credit quality standards. Most of the growth in the loan portfolio, both in terms of balances and interest income, was in the category of commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $191,000, with average balances increasing $10,839,000, or 4.3%, to $261,979,000, for the three months ended June 30, 2011 compared with the same quarter in 2010. The yield on commercial real estate loans was 5.95% for the second quarter of 2011, an increase of five basis points from the 5.90% reported for the second quarter of 2010.

Income on commercial and industrial loans, the second largest category, increased $72,000 with a positive impact from the growth in balances counteracting the decrease in the yield. Average commercial and industrial loans increased $7,512,000, or 9.2%, to $89,173,000 for the second quarter of 2011, contributing an additional $97,000 in interest income. The average yield on these loans decreased 11 basis points to 5.12% resulting in a decrease in income of $25,000. The implementation of interest rate floors on loans in this category, primarily lines of credit indexed to the prime rate, was a factor in minimizing the decline in the yield.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Income on home equity loans declined by $110,000 when comparing the second quarter of 2011 and 2010. During this same time period average home equity loans decreased $4,561,000, or 7.5%, to $55,874,000, while the yield on the home equity portfolio decreased 36 basis points to 4.77%. The demand for home equity loans has declined as home values have fallen preventing some homeowners from having equity in their homes to borrow against while others have taken advantage of the low interest rates on mortgages and refinanced their home equity loans into a new mortgage. Included in the home equity portfolio are floating rate home equity lines tied to the prime lending rate. The average balance of these loans increased by $1,525,000, or 6.2%, to $26,136,000 for the second quarter of 2011. In contrast, average fixed-rate home equity loans declined by $6,086,000, or 17.0%, to $29,738,000. Customers who are originating home equity loans are choosing the floating rate option indexed to prime even with a rate floor because the rate is currently significantly lower than a fixed rate home equity loan. In an effort to generate loans, in April, QNB began offering its variable home equity line of credit at a promotional rate of 1.99% for the first six months and reduced its rates on fixed rate home equity loans. This program has experienced limited success in generating loan growth, an indication of the lack of demand by consumers.

For the most part, earning assets are funded by deposits, which increased on average by $52,580,000, or 7.9%, to $714,628,000, when comparing the second quarters of 2011 and 2010. It appears that customers continue to be attracted to the safety of FDIC insured deposits and the stability of a strong local community bank as opposed to the volatility of the equity markets and the uncertainty of the larger regional and national banks. The recently enacted Dobb-Frank Act made the increase in the basic limit on FDIC coverage from $100,000 to $250,000 permanent. In addition, QNB participated in the “Transaction Account Guarantee Program”, a program whereby the FDIC fully guaranteed all non-interest bearing transaction accounts until December 31, 2010. These programs likely contributed to the growth in deposits.

While total income on earning assets on a tax-equivalent basis increased $181,000 when comparing the second quarter of 2011 to the second quarter of 2010, total interest expense declined $577,000. Interest expense on total deposits decreased $560,000 while interest expense on borrowed funds decreased $17,000 when comparing the two quarters. The rate paid on interest-bearing liabilities decreased 44 basis points from 1.61% for the second quarter of 2010 to 1.17% for the second quarter of 2011. During this same period, the rate paid on interest-bearing deposits decreased 45 basis points from 1.52% to 1.07%.

When comparing the second quarter of 2011 to the same quarter in 2010, four out of six categories of average deposits increased. Time deposit and money market accounts experienced declines during the quarter. Unlike prior years, the growth was not centered in time deposits but in accounts with greater liquidity, such as interest- and non-interest-bearing demand, interest-bearing municipal accounts and savings deposits. Average non-interest-bearing demand accounts increased $7,864,000, or 13.8%, to $64,755,000 for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Although the average balance increased slightly, the interest expense on interest-bearing demand accounts decreased from $151,000 for the second quarter of 2011 to $112,000 for the second quarter of 2011 while the average rate paid decreased from 0.70% to 0.51%, respectively. The decrease in interest expense and the average rate paid on interest-bearing demand accounts is primarily the result of a reduction in the rate paid on QNB-Rewards checking, a high-rate checking account product. The rate paid on this account during the second quarter of 2010 was 2.75% on balances up to $25,000. This rate for the second quarter of 2011 ranged from a high of 2.05% down to 1.75%, the rate offered at June 30, 2011. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the second quarter of 2011, the average balance in the product was $27,205,000 and the related interest expense was $104,000 for an average yield of 1.53%. This lower rate than the 1.75% reflects the lower rate paid on accounts that do not meet the qualifications (0.15%) or on balances in excess of $25,000 which paid 1.01% at June 30, 2010 and 0.50% at June 30, 2011. In comparison the average balance for the second quarter of 2010 was $26,125,000 with a related interest expense of $142,000 and an average rate paid of 2.23%. This product also generates fee income through the use of the check card. Even with the reduction in the rates paid on the QNB-Rewards product, the yield of 1.75% for the first $25,000 and 0.50% on balances over $25,000, assuming qualifications are met, is still an attractive rate relative to competitors’ offerings as well as other QNB products.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Interest expense on municipal interest-bearing demand accounts was $94,000 for both the second quarter of 2011 and 2010. The average balance of municipal interest-bearing demand accounts increased $14,431,000, or 42.8% to $48,139,000 for the second quarter of 2011. However, offsetting the impact of higher balances was a decline in the average interest rate paid on these accounts from 1.11% for the second quarter of 2010 to 0.79% for the second quarter of 2011 as short-term interest rates declined. Most of these accounts are tied directly to the Federal funds rate with some having rate floors between 0.25% and 1.00%. The balances in many of these accounts are seasonal in nature and are dependent upon the timing of the receipt of taxes and the disbursement by the schools and municipalities.

Interest expense on money market accounts decreased $77,000 to $84,000 when comparing the second quarter of 2011 to the same period in 2010. The decline in money market accounts is partly attributable to customers’ attraction to the eSavings product discussed below. Average money market accounts decreased $8,254,000, or 10.6%, to $69,354,000 for the second quarter of 2011 compared with the second quarter of 2010. The average interest rate paid on money market accounts was 0.83% for the second quarter of 2010 and 0.48% for the second quarter of 2011, a decline of 35 basis points. Included in total money market balances is the Select money market account, a higher-yielding money market product that pays a tiered rate based on account balances. With the sharp decline in short-term interest rates, the rates paid on the Select money market account have declined as well. The average rate paid on the Select money market accounts for the second quarter of 2011 was 0.55%, a decline of 37 basis points from the average rate of 0.92% paid for the second quarter of 2010.

During the second quarter of 2009 QNB introduced an online only eSavings account to compete with other online savings accounts. This product was introduced at a yield of 1.85% and has been extremely successful having grown to $102,652,000 at June 30, 2011. As market rates declined, the eSavings yield was also reduced. The rate paid on these accounts was 1.09% at both June 30, 2011 and 2010. The average balance of this product was $100,045,000 for the second quarter of 2011 compared to $36,724,000 for the second quarter of 2010 and contributed to the $63,683,000, or 71.4%, increase in total average savings accounts when comparing the second quarters of 2011 and 2010. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category; however, experienced little change when comparing the second quarter 2011 average to the same 2010 quarter. As a result of the decrease in the rate paid on the eSavings product more than offsetting it’s growth in comparison to the other lower rate savings accounts, the average rate paid on total savings accounts decreased two basis points from 0.81% for the second quarter of 2010 to 0.79% for the second quarter of 2011. Interest expense increased 66.7% from $180,000 to $300,000 over the same period. The growth in balances appears to reflect the desire for safety, liquidity and a better rate than short-term time deposits.

The repricing of time deposits at lower rates has had the greatest impact on total interest expense when comparing the two quarters. Total interest expense on time deposits decreased $564,000, or 33.0% to $1,145,000 for the second quarter of 2011. Average total time deposits decreased by $27,600,000, or 8.7%, to $291,116,000 for the second quarter of 2011. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. Over the course of 2010 and the first half of 2011 a significant amount of time deposits have repriced lower as rates have declined. The average rate paid on time deposits decreased from 2.15% to 1.58% when comparing the second quarter of 2010 to the same period in 2011.

Approximately $145,341,000, or 49.4%, of time deposits at June 30, 2011 will reprice or mature over the next 12 months. The average rate paid on these time deposits is approximately 1.22%. Included in this amount are $43,063,000 of time deposits which mature during the second quarter of 2011 at an average rate of 1.35%. Given the short-term nature of QNB’s time deposit portfolio and the current rates being offered, it is likely that the average rate paid on time deposits may continue to decline in the near term as higher costing time deposits are repriced lower. However, given the short-term nature of these deposits interest expense could increase if short-term time deposit rates were to increase suddenly. It is anticipated given recent history, that some of these maturing time deposits will migrate to the online savings product or be withdrawn.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Short-term borrowings are primarily comprised of sweep accounts structured as repurchase agreements with our commercial customers. Interest expense on short-term borrowings decreased by $9,000 to $58,000 when comparing the two quarters. During this period the average rate paid declined from 1.02% to 0.88%.

Six Month Comparison

For the six-month period ended June 30, 2011 tax-equivalent net interest income increased $1,760,000, or 13.2%. Average earning assets increased $58,844,000, or 8.1%, to $789,385,000 with average investment securities and loans increasing 16.7% and 4.0%, respectively. Average total deposits increased $54,324,000, or 8.3%, to $705,802,000 for the six-month period ended June 30, 2011 compared to the same period in 2010. The net interest margin on a tax-equivalent basis was 3.87% for the six-month period ended June 30, 2011 compared with 3.69% for the same period in 2010.

Total interest income on a tax-equivalent basis increased $517,000, from $18,788,000 to $19,305,000, when comparing the six-month periods ended June 30, 2010 and June 30, 2011 as the additional interest income generated from the growth in earning assets offset the impact of declining yields on those assets. Interest income increased $1,578,000 as a result of volume increases but declined $1,061,000 as a result of lower yields. Average loans increased $18,302,000 to $476,926,000, with average commercial real estate loans increasing $16,741,000, or 6.8%, and average commercial and industrial loans increasing $6,544,000, or 8.1%, when comparing the six-month periods.

Over this same period average investment securities increased $42,552,000, to $297,900,000 with most of the growth occurring in U.S. Government agency bonds, agency issued mortgage-backed and CMO securities and state tax-exempt municipal bonds. The yield on earning assets decreased from 5.19% to 4.93% for the six-month periods with the yield on loans decreasing slightly from 5.84% to 5.81% during this time. The yield on investments decreased from 4.30% to 3.73% when comparing the six-month periods. As discussed previously, the decline in yields reflects the impact of historically low levels of interest rates over the past several years. The impact has been more significant on the investment portfolio as many of the bonds have call features which have been exercised by the issuers or are subject to prepayments as mortgages are refinanced.

In addition to the activity during the second quarter of 2011 noted above, QNB in the first quarter of 2011 sold $10 million in callable agency bonds with maturities ranging from 3 to 5 years that had an average yield of 1.25% and $7.5 million in faster paying mortgage-backed securities with a yield of 3.36%. The net yield on the bonds sold was 2.16%. The proceeds of these bonds were reinvested in lower coupon mortgage-backed securities with an average yield of 3.19%. The 103 basis point pick-up in yield will allow the $169,000 loss to be recouped during the current year and provide additional income over the 3.4 year average term of the bonds sold. The transaction was analyzed under interest rates at the time of the trade, base case, as well as the impact of rising and falling interest rates. The transaction produced additional income under all scenarios and resulted in a slight extension in the average life of the portfolio in the base case or with rates higher.

Total interest expense decreased $1,243,000, from $5,418,000 for the six-month period ended June 30, 2010 to $4,715,000, for the six-month period ended June 30, 2011. Approximately all of the decrease in interest expense was a result of lower rates paid on deposits, especially time deposits. Interest expense on interest-bearing deposits declined by $1,155,000 with interest expense on time deposits declining $1,196,000. The average rate paid on time deposits decreased 62 basis points to 1.65% from 2.27% when comparing the six-month periods ended June 30, 2011 and 2010. The average balance of total time deposits declined $26,082,000, or 8.12% to $295,191,000 for the six months ended June 30, 2011 compared with the similar 2010 period.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

While the average balances on time deposits declined when comparing the six-month periods, the average balances of transaction accounts increased significantly as customers sought the liquidity of these accounts as well as the higher rate being offered on the QNB-Rewards checking product and the Online eSavings product. Interest expense on interest-bearing demand deposits decreased $64,000, resulting from the 18 basis point decrease in the average rate paid more than offset the $4,003,000, or 4.8%, increase in average balances. The interest rate paid on interest-bearing demand accounts decreased from 0.70% for the first half of 2010 to 0.52% for the first half of 2011. As discussed previously, a reduction in the rate paid on the QNB-Rewards checking account was the primary factor for the decrease in cost of funds in this category. Average savings account balances increased $62,923,000, or 76.8% to $144,827,000 while the average rate paid increased from 0.79% to 0.81%. Virtually all of the growth in this category was related to the Online eSavings account. Even if the rates paid on savings accounts don’t change, the overall cost of funds on savings accounts could continue to increase if the growth in the Online eSavings product continues as this product pays a much higher rate than the other savings account products in this category.

Also contributing to the reduction in interest expense when comparing the six-month periods was the repayment of long-term debt in the first half of 2010. In January 2010, $10,000,000 in FHLB advances at a rate of 2.97% matured and were repaid. In addition, in April 2010 another $5,000,000 of debt at a rate of 4.90% matured and was repaid. Interest expense on long-term debt declined by $81,000 as the average balance declined from $23,978,000 for the first six months of 2010 to $20,306,000 for the first six-months of 2011.

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

Economic conditions over the past few years have contributed to high rates of unemployment and a softening of the residential and commercial real estate markets. These factors have had a negative impact on both consumers and small businesses and have contributed to higher than historical levels of net charge-offs and increases in specific reserves, non-performing, impaired and classified loans. These factors when combined with the inherent risk related to the significant growth in the loan portfolio over the past few years and continued concerns related to economic conditions have resulted in QNB increasing the allowance for loan losses over the past few years to reflect these conditions. However, as of June 30, 2011, the level of non-performing and delinquent loans declined relative to levels reported at the end of the first quarter of 2011. As a result of this and other factors the Company was able to reduce its provision for loan losses and the allowance for loan losses compared to the first quarter of 2011. The allowance for loan losses was $8,850,000 or 1.86% of total loans at June 30, 2011, compared with $9,192,000, or 1.92% of total loans as of March 31, 2011, $8,955,000, or 1.86% of total loans at December 31, 2010 and $7,009,000, or 1.48% of total loans at June 30, 2010.  The allowance for loan losses at June 30, 2011 is at a level that QNB management believes is adequate as of that date based on its analysis of known and inherent losses in the portfolio.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES (Continued)

QNB recorded a provision for loan losses of $450,000 in the second quarter of 2011 compared to $650,000 in the first quarter of 2011 and $700,000 in the second quarter of 2010. For the six month periods ended June 30, 2011 and 2010 the provision for loan losses was $1,100,000 and $1,400,000, respectively. Net loan charge-offs were $792,000 for the second quarter of 2011, or 0.67% annualized of total average loans, compared with $413,000 for the first quarter of 2011, or 0.35% annualized of total average loans, and $48,000 for the second quarter of 2010, or 0.04% annualized of total average loans. Most of the loans charged-off in the second quarter of 2011 had been recognized as impaired with specific reserves prior to March 31, 2011. For the six month periods ended June 30, 2011 and 2010 net loan charge-offs were $1,205,000, or 0.51% annualized, and $608,000, or 0.27% annualized, respectively.

As referenced in the following table, up until the current quarter, the levels of non-performing loans have trended higher over the past year. At June 30, 2011 non-performing loans totaled $11,882,000, as compared to $12,988,000 at March 31, 2011, $9,872,000 at December 31, 2010 and $7,748,000 at June 30, 2010. As a percentage of total loans, non-performing loans have risen from 1.63% of total loans at June 30, 2010, peaking at 2.71% at March 31, 2011 before falling back to 2.49% at June 30, 2011. Of the $1,106,000 reduction in non-performing loans when comparing June 30, 2011 to March 31, 2011, $792,000 related to loans that were charge-off in the second quarter.

Delinquent loans are considered performing loans and exclude non-accrual loans, restructured loans and loans 90 days or more past due and still accruing interest (all of which are considered non-performing loans). Total delinquent loans at June 30, 2011, December 31, 2010 and June 30, 2010 represent 0.59%, 1.47% and 0.94% of total loans, respectively.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans and indirect lease financing loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. At June 30, 2011 and December 31, 2010, the recorded investment in loans for which impairment has been identified totaled $32,068,000 and $20,863,000 of which $24,528,000 and $12,568,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $7,540,000 and $8,295,000 at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011 and December 31, 2010, the related allowance for loan losses associated with these loans was $2,606,000 and $2,281,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table shows asset quality indicators for the periods presented:

	6/30/11	3/31/11	12/31/10	9/30/10	6/30/10
Non-performing loans	$11,882	$12,988	$9,872	$9,908	$7,748
Non-performing loans to total loans	2.49%	2.71%	2.05%	2.07%	1.63%

Delinquent loans (30-89 days past due), not included above	$2,798	$3,133	$7,105	$5,729	$4,448
Delinquent loans to total loans	0.59%	0.65%	1.47%	1.20%	0.94%

Total delinquent and non-performing loans	$14,680	$16,121	$16,977	$15,637	$12,196
Total delinquent and non-performing loans to total loans	3.08%	3.37%	3.52%	3.27%	2.57%

Non-performing assets	$13,844	$14,697	$11,634	$11,417	$9,327
Non-performing assets to total assets	1.65%	1.79%	1.44%	1.44%	1.20%

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	June 30, 2011	December 31, 2010
Non-accrual loans	$9,455	$7,183
Loans past due 90 days or more and still accruing interest	10	268
Restructured loans (not included above)	2,417	2,421
Total non-performing loans	11,882	9,872
Other real estate owned and repossessed assets	-	90
Non-accrual investment securities	1,962	1,672
Total non-performing assets	$13,844	$11,634

Average total loans (YTD)	$476,926	$467,063
Total loans, including loans held-for-sale	476,553	482,410
Allowance for loan losses	8,850	8,955

Allowance for loan losses to:
Non-performing loans	74.48%	90.72%
Total loans	1.86%	1.86%
Average total loans	1.86%	1.92%

Non-performing loans to total loans	2.49%	2.05%
Non-performing assets to total assets	1.65%	1.44%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES (Continued)

An analysis of loan charge-offs for the three and six months ended June 30, 2011 compared to 2010 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net charge-offs	$792	$48	$1,205	$608

Net charge-offs (annualized) to:
Total loans	0.67%	0.04%	0.51%	0.26%
Average total loans	0.67%	0.04%	0.51%	0.27%
Allowance for loan losses	35.89%	2.78%	27.48%	17.50%

NON-INTEREST INCOME

Non-Interest Income Comparison
	Three Months Ended June 30,		Change from Prior Year		Six Months Ended June 30,		Change from Prior Year
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Fees for services to customers	$347	$406	$(59)	-14.5%	$674	$811	$(137)	-16.9%
ATM and debit card	366	314	52	16.6%	694	585	109	18.6%
Bank-owned life insurance	80	68	12	17.6%	190	132	58	43.9%
Merchant income	82	75	7	9.3%	144	132	12	9.1%
Net gain (loss) on investment securities	54	(67)	121	180.6%	11	69	(58)	-84.1%
Net gain on sale of loans	18	142	(124)	-87.3%	57	217	(160)	-73.7%
Other	123	89	34	38.2%	240	213	27	12.7%
Total	$1,070	$1,027	$43	4.2%	$2,010	$2,159	$(149)	-6.9%

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and check card income, income on bank-owned life insurance, merchant income and gains and losses on the sale of investment securities and residential mortgage loans.

Quarter to Quarter Comparison

Total non-interest income for the second quarter of 2011 was $1,070,000, an increase of $43,000 compared to $1,027,000 for the second quarter of 2010.

Fees for services to customers were $347,000 for the second quarter of 2011, a $59,000, or 14.5% decline from the same period in 2010. Overdraft income, which represented approximately 68.8% of total fees for services to customers during the second quarter of 2011, declined by $61,000, or 20.1%, to $239,000. The decline in overdraft income is a result of the implementation of new rules under Regulation E.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
NON-INTEREST INCOME (Continued)

ATM and debit card income is primarily comprised of transaction income on debit cards and ATM cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $366,000 for the second quarter of 2011, an increase of $52,000, or 16.6% from the amount recorded during the second quarter of 2010. Debit card income increased $20,000, or 9.2% to $238,000, while ATM interchange income increased $34,000, or 46.8% to $108,000. The increase in debit and ATM card income was a result of the continuing increased reliance on the card as a means of paying for goods and services by both consumers and business cardholders. The higher rate of increase in ATM PIN-based transactions is a function of some merchants recommending lower costing PIN based transactions over higher costing signature debit transactions as well as an increase in the amount QNB receives per transaction. Helping to contribute to the growth in debit card transactions is the growth in the QNB Rewards checking product, a high-yield checking account which requires, among other terms, the posting of a minimum of twelve debit card purchase transactions per statement cycle to receive the high interest rate. The implementation of the Dodd-Frank Act could have negative implications on the amount of interchange income earned by QNB in the future. The impact at this time is unknown.

Income on bank-owned life insurance (BOLI) represents the earnings and death benefits on life insurance policies in which the Bank is the beneficiary. Income on these policies was $80,000 and $68,000 in the second quarter of 2011 and 2010, respectively. Positively impacting income for the second quarter of 2011 was the exchange of several policies into higher yielding investments during the fourth quarter of 2010. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which minimize how low the earnings rate can go. Some of these policies are currently at their floor.

Merchant income represents fees charged to merchants for the bank’s handling of credit card or charge sales. Merchant income was $82,000 for the second quarter of 2011, an increase of $7,000, or 9.3%, from the amount reported in the same period in 2010. The increase in merchant income is primarily a result of an increase in the number of merchant’s QNB services.

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

Net securities gains increased by $121,000 when comparing the two quarters with net gains of $54,000 recorded on the sale of debt and equity securities in the second quarter of 2011 while net securities losses of $67,000 were recorded during the second quarter of 2010. During the second quarter of 2011 QNB sold several CMO’s at a net gain of $40,000 and equity securities at a gain of $14,000. The CMOs were sold to reduce potential extension and price risk if interest rates were to increase. Most of the loss in the second quarter of 2010 was the result of credit-related other-than-temporary impairment (OTTI) charges on two pooled trust preferred securities.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. The net gain on the sale of residential mortgage loans was $18,000 and $142,000 for the quarters ended June 30, 2011 and 2010, respectively. This $124,000 decrease in the net gain on sale of loans was primarily a result of decreased mortgage activity. Most borrowers who are able to refinance have already done so. Proceeds from the sale of residential mortgages were $370,000 and $3,073,000 for the second quarters of 2011 and 2010, respectively.

The $34,000 increase in other non-interest income when comparing the two quarters is primarily the result of small increases in several areas including, mortgage servicing fees - $7,000, retail brokerage income - $7,000, title company income - $8,000, credit card income - $5,000 and a refund of previously paid sales taxes and insurance premiums on other real estate owned - $5,000.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME (Continued)

Six-Month Comparison

Total non-interest income for the six month periods ended June 30, 2011 and 2010 was $2,010,000 and $2,159,000, respectively. Excluding net gains on investment securities and loans for both periods total non-interest income was $1,942,000 and $1,873,000, an increase of $69,000, or 5.3%.

Fees for services to customers declined $137,000, or 16.9% to $674,000. The impact of the implementation of the new rules under Regulation E as well as a $2.00 reduction in the per item fee charged to customers in March 2010 reduced overdraft income by $147,000. Partially offsetting this lost revenue was an increase in activity fees and internet banking fees on business customers.

ATM and debit card income was $694,000 for the first six months of 2011, an increase of $109,000, or 18.6%, from the amount recorded during the first six months of 2010. The reason for the growth in income is attributable to the same items discussed for the quarter.

Income on Bank-owned life insurance was $190,000 and $132,000 for the first six months of 2011 and 2010, respectively. Included in total BOLI income for 2011 was the recognition of a death benefit payment of $31,000 received during the first quarter on a life insurance policy in which the Bank was the beneficiary. As noted in the review of the quarter, also positively impacting income for the first half of 2011 was the exchange of several policies into higher yielding investments.

Net gains on investment securities were $11,000 for the first six months of 2011 compared with gains of $69,000 in 2010. In addition to the activity during the second quarter of 2011 noted above, QNB in the first quarter of 2011 recorded gains of $126,000 on the sale of equity securities and net losses of $169,000 on the sale of debt securities. Towards the end of February 2011, QNB sold $10 million in callable agency bonds with maturities ranging from 3 to 5 years that had an average yield of 1.25% and $7.5 million in faster paying mortgage-backed securities with a yield of 3.36%. The net yield on the bonds sold was 2.16%. The proceeds of these bonds were reinvested in lower coupon mortgage-backed securities with an average yield of 3.19%. The 103 basis point pick-up in yield will allow the loss to be recouped during the current year and provide additional income over the 3.4 year average term of the bonds sold. The transaction was analyzed under interest rates at the time of the trade, base case, as well as the impact of rising and falling interest rates. The transaction produced additional income under all scenarios and resulted in a slight extension in the average life of the portfolio in the base case or with rates higher.

Net securities gains for 2010 include gains of $295,000 on the sale of investment securities, primarily equity securities, offset by credit-related OTTI charges of $226,000 on three pooled trust preferred securities.

The net gain on the sale of residential mortgage loans was $57,000 and $217,000 for the six months ended June 30, 2011 and 2010, respectively. This $160,000 decrease in the net gain on sale of loans was primarily a result of decreased mortgage activity as well as the interest rate environment at the time of the sale. Proceeds from the sale of residential mortgages were $3,081,000 and $5,386,000 for the first half of 2011 and 2010, respectively. Loans sold during the first half of 2010 were sold at a higher profit per loan as interest rates declined significantly between the time the loans were originated and the time they were sold.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE

Non-Interest Expense Comparison

	Three Months Ended		Change from		Six Months Ended		Change from
	June 30,		Prior Year		June 30,		Prior Year
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Salaries and employee benefits	$2,408	$2,167	$241	11.1%	$4,795	$4,304	$491	11.4%
Net occupancy	370	360	10	2.8%	767	729	38	5.2%
Furniture and equipment	320	288	32	11.1%	623	570	53	9.3%
Marketing	206	199	7	3.5%	381	360	21	5.8%
Third-party services	340	290	50	17.2%	588	563	25	4.4%
Telephone, postage and supplies	158	142	16	11.3%	306	299	7	2.3%
State taxes	150	139	11	7.9%	300	279	21	7.5%
FDIC insurance premiums	276	257	19	7.4%	538	511	27	5.3%
Other	356	399	(43)	-10.8%	706	744	(38)	-5.1%
Total	$4,584	$4,241	$343	8.1%	$9,004	$8,359	$645	7.7%

Quarter to Quarter Comparison

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services, FDIC insurance premiums, regulatory assessments and taxes and various other operating expenses.

Total non-interest expense was $4,584,000 for the second quarter of 2011, an increase of $343,000, or 8.1% compared to the second quarter of 2010. QNB’s overhead efficiency ratio, which represents the percentage of each dollar of revenue that is used for non-interest expense, is calculated by taking non-interest expense divided by net operating revenue on a tax-equivalent basis. QNB’s efficiency ratios were 52.5% and 53.5% for the three months ended June 30, 2011 and 2010, respectively and compare favorably with Pennsylvania commercial banks with assets between $500 million and $1 billion which had an average efficiency ratio of 63.5% for the first quarter of 2011, the most recent period available.

Salaries and benefits is the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments where appropriate. Salaries and benefits expense for the second quarter of 2011 were $2,408,000, an increase of $241,000, or 11.1%, over the $2,167,000 reported in the second quarter of 2010. Salary expense increased $202,000, or 11.7%, during the period to $1,924,000. Included in salary expense in the second quarter of 2011 was an accrual for incentive compensation of $96,000. There was no such accrual in the second quarter of 2010. Excluding the incentive compensation accrual for the second quarter of 2011, salary expense increased 6.2% compared to the second quarter of 2010. Also impacting salary expense in 2011 was the hiring of a Chief Operating Officer and a Chief Compliance Officer, positions that were vacant during the second quarter of 2010.  Comparing the two quarters, benefits expense increased $39,000, or 8.8%, to $484,000. An increase in medical reimbursement claims and the payment of relocation costs for the Chief Operating Officer account for the increase in benefits expense.

Net occupancy expense increased $10,000, or 2.8%, to $370,000 for the second quarter of 2011 while furniture and equipment expense increased $32,000, or 11.1%, to $320,000 for the same period. Most of the increase in net occupancy expense relates to lease expense and the depreciation of leasehold improvements for the permanent Wescosville branch, opened in October 2010. The increase in furniture and equipment expense relates to higher equipment maintenance costs, which increased $28,000 when comparing the second quarter of 2011 to the second quarter of 2010. An increase in either maintenance contract costs or actual repair costs for HVAC, ATM machines, copiers and printers contributed to the increase in equipment maintenance expense.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE (Continued)

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $50,000, or 17.2%, to $340,000 for the three months ended June 30, 2011 when compared to the same period in 2010. The largest portion of the increase related to the following third party services:

•
Consultant expense increased $24,000. During the second quarter of 2011 an executive search firm was used to hire a Chief Information and Technology officer. This was partially offset by expenses during the second quarter of 2010 related to the use of a consultant for leadership training.

•	Third party IT services increased $33,000 most of which relates to costs associated with the conversion to a new online and mobile banking system to be introduced in the fourth quarter of 2011.

State tax expense represents the accrual of the Pennsylvania shares tax, which is based on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $150,000 for the second quarter of 2011, an increase of $11,000 compared to the same period in 2010. The Bank’s Pennsylvania Shares Tax was $148,000 for the second quarter of 2011, an increase of $8,000 resulting from an increase in the Bank’s equity.

FDIC insurance premium expense increased $19,000, or 7.4%, to $276,000, when comparing the second quarter of 2011 to 2010. The higher expense is primarily the result of deposit growth. Beginning April 1, 2011, the FDIC changed the method used to calculate insurance premiums. Prior to this date deposits were used as the base while going forward assets less tangible equity will be used as the base. In addition the rate was reduced by approximately seven basis points for institutions classified as Risk Category 1. This should result in lower premiums for QNB in the future.

Other non-interest expense decreased $43,000, or 10.8%, to $356,000 for the second quarter of 2011. Lower costs associated with loan foreclosures and repossessions as well as a reduction in directors fees resulting from fewer meetings accounted for the decrease in this category.

Six-Month Comparison

Total non-interest expense was $9,004,000 for the six-month period ended June 30, 2011 compared to $8,359,000 for the same period in 2010, an increase of $645,000, or 7.7%.

Salaries and benefits expense increased $491,000, to $4,795,000 for the six months ended June 30, 2010 compared to the same period in 2010. Salary expense increased $378,000 or 11.1% during the period to $3,785,000. Included in salary expense in the first half of 2011 was an accrual for incentive compensation of $192,000. There was no such accrual during the same period in 2010. Excluding the incentive compensation accrual in 2011, salary expense increased 5.5% compared to the first six months of 2010. Similar to the quarter, the hiring of a Chief Operating Officer and a Chief Compliance Officer, positions that were vacant during the first half of 2010 as well as normal merit increases also contributed to the increase in salary expense.  Comparing the six month periods, benefits expense increased $113,000, or 12.6%, to $1,010,000. Payroll related tax expense increased $47,000 while medical and dental premiums and reimbursement claims increased $32,000 when comparing the six month periods. Also contributing to the increase in benefit expense in 2011 was $32,000 in relocation costs for the Chief Operating Officer.

Net occupancy expense increased $38,000, or 5.2%, to $767,000 for the first half of 2011 while furniture and equipment expense increased $53,000, or 9.3%, to $623,000 for the same period. As was the case for the quarter most of the increase in net occupancy expense relates to lease expense and the depreciation of leasehold improvements for the Wescosville branch while the increase in furniture and equipment expense relates to higher equipment maintenance costs of $48,000.

Marketing expense increased $21,000, or 5.8% to $381,000 for the first six months of 2011. Increases in charitable contributions and public relations costs account for most of the increase in marketing expense. QNB contributes to many not-for-profit organizations and clubs and sponsors many local events in the communities it serves.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE (Continued)

Other non-interest expense decreased $38,000, or 5.1%, to $706,000 for the first half of 2011. Similar to the explanation for the quarter, foreclosures and repossessions expense declined by $52,000 and directors fees declined by $18,000 when comparing the six month periods.  This was partially offset by an increase of $14,000 related to appraisals for classified commercial real estate loans.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 2011, QNB’s net deferred tax asset was $1,668,000. The primary components of deferred taxes are a deferred tax asset of $3,009,000 relating to the allowance for loan losses, a deferred tax asset of $188,000 generated by OTTI charges on equity securities and a deferred tax asset of $435,000 related to OTTI charges on pooled trust preferred securities. Partially offsetting these deferred tax assets was a deferred tax liability of $1,603,000 resulting from unrealized gains on available-for-sale securities. As of June 30, 2010, QNB’s net deferred tax asset was $783,000. The primary components of deferred taxes at June 30, 2010 are a deferred tax asset of $2,383,000 relating to the allowance for loan losses, a deferred tax asset of $269,000 generated by OTTI charges on equity securities and a deferred tax asset of $418,000 related to OTTI charges on trust preferred securities. Partially offsetting these deferred tax assets was a deferred tax liability of $1,986,000 resulting from unrealized gains on available-for-sale securities.

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

Applicable income taxes and effective tax rates were $752,000, or 23.6%, for the three-month period ended June 30, 2011, and $558,000, or 22.1%, for the same period in 2010. For the six-month periods ended June 30, 2011 and 2010 applicable income taxes and the effective tax rate were $1,368,000, or 22.7%, and $1,070,000, or 22.0%, respectively. The higher effective tax rate for both periods in 2011 is predominantly a result of tax-exempt income from loans and securities comprising a lower proportion of pre-tax income.

Applicable income taxes and the effective tax rate were $752,000, or 23.6%, for the three-month period ended June 30, 2011. Applicable income taxes and the effective rate were $558,000, or 22.1%, for the three-month period ended June 30, 2010.

FINANCIAL CONDITION ANALYSIS

The following balance sheet analysis compares average balance sheet data for the six months ended June 30, 2011 and 2010, as well as the period ended balances as of June 30, 2011 and December 31, 2010.

Average earning assets for the six-month period ended June 30, 2011 increased $58,844,000, or 8.1%, to $789,385,000 from $730,541,000 for the six months ended June 30, 2010. The mix of earning assets changed slightly when comparing the two periods. Average loans increased $18,302,000, or 4.0%, while average investment securities increased $42,552,000, or 16.7%. Average loans represented 60.4% of earning assets for the six months of 2011, while average investment securities represented 37.7% of earning assets for the same period. This compares to 62.8% and 35.0%, respectively, for the first six months of 2010. Average other earning assets decreased $2,010,000, or 12.1%, when comparing these same periods. Given the slow-down in loan growth and the relatively low yield of 0.25% on interest-bearing deposits at the Federal Reserve Bank, the decision was made to try and stay as fully invested as possible, while still retaining adequate liquidity.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS (Continued)

QNB’s primary business is accepting deposits and making loans to meet the credit needs of the communities it serves. Loans are the most significant component of earning assets and growth in loans to small businesses and residents of these communities has been a primary focus of QNB. Inherent within the lending function is the evaluation and acceptance of credit risk and interest rate risk. QNB manages credit risk associated with its lending activities through portfolio diversification, underwriting policies and procedures and loan monitoring practices. Loan activity which had been strong for 2009 and most of 2010, slowed significantly during the fourth quarter of 2010 and the first half of 2011. In light of economic conditions businesses appear to be holding off investing in new equipment or any other type of financing and are paying down their lines with excess cash. As a result total loans increased 0.2% between June 30, 2010 and June 30, 2011 and decreased 1.3% since December 31, 2010. QNB is committed to make credit available to its customers.

Average total commercial loans increased $25,666,000 when comparing the first six months of 2011 to the first six months of 2010. Most of the 7.2% growth in average commercial loans was in loans secured by real estate, either commercial or residential properties, which increased $16,741,000, or 6.8%, to $262,136,000. Commercial and industrial loans represent commercial purpose loans that are either secured by collateral other than real estate or unsecured. Many of these loans are for operating lines of credit. Average commercial and industrial loans increased $6,544,000, or 8.1%, when comparing the average balances for the six month periods while average tax-exempt loans to state and municipal organizations increased $2,381,000, or 8.2% over the same time period.

Average home equity loans continue to decline with average balances decreasing from $61,078,000 for the first half of 2010 to $56,385,000 for the first six months of 2011. With the decline in mortgage interest rates that took place, customers have paid down their home equity loans when they refinance their first mortgage. The other impact of the low interest rate environment is movement from fixed rate home equity loans to floating rate lines tied to prime rate.

As a result of the continued strong growth in deposits and the decline in loan balances since December 31, 2010, investment security balances have increased significantly from December 31, 2010 to June 30, 2011.  Total investment securities were $327,936,000 at June 30, 2011 compared with $296,312,000 at March 31, 2011 and $293,231,000 at December 31, 2010. In addition, the low interest rate environment has resulted in a significant amount of cash flow from the portfolio as calls and prepayments remain high. When combined with the sales of bonds, discussed previously, the cash flow from the portfolio and deposit growth resulted in $108,838,000 in purchases during the first half of 2011. This activity has led to a change in the composition of the portfolio since December 31, 2010 with agency mortgage-backed securities and tax-exempt state and municipal securities increasing by $29,490,000 and $5,731,000, respectively, when comparing December 31, 2010 and June 30, 2011.

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

QNB does own CDOs in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by banks or bank holding companies, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. QNB holds eight of these securities with an amortized cost of $3,640,000 and a fair value of $1,962,000 at June 30, 2011. During the first six months of 2010 a $226,000 credit-related other-than-temporary impairment charge was taken on three issues. There was no credit-related other-than-temporary impairment charge in the first half of 2011. It is possible that future calculations could require recording additional other-than-temporary impairment charges through earnings. For additional detail on these securities see Note 7 Investment Securities and Note 9 Fair Value Measurements and Disclosures.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS (Continued)

For the most part, earning assets are funded by deposits. Total average deposits increased $54,324,000, or 8.3%, to $705,802,000 for the first six months of 2011 compared to the first six months of 2010. Customers are continuing to look for the safety of FDIC insured deposits and the stability of a strong local community bank as opposed to the volatility of the equity markets and the uncertainty of the larger regional and national banks.

Most of the increase in average deposits was in savings accounts which increased $62,923,000, or 76.8%, to $144,827,000 for the first half of 2011. The growth in savings accounts is largely due to the success of QNB’s newest deposit product, Online eSavings, which pays a rate significantly higher than the average savings account rate. The average rate paid on this account for the first six months of 2011 was 1.15%.

Average non-interest bearing demand accounts increased $6,916,000, or 12.5% when comparing the six month periods with growth in business accounts being the primary contributor. Average interest-bearing demand and municipal accounts increased $4,003,000, or 4.8%, and $10,012,000, or 29.4%, respectively, when comparing the first six months of 2011 and 2010. The high yielding QNB-Rewards checking product is the primary factor behind the growth of the interest-bearing demand accounts while the growth in relationships with a couple of school districts contributed to the increase in municipal balances. Total average time deposits decreased $26,082,000, or 8.1% when comparing the six month periods as customers were looking for the liquidity of transaction accounts including the eSavings product.

Total assets at June 30, 2011 were $839,280,000 compared with $809,260,000 at December 31, 2010, an increase of $30,020,000, or 3.7%. As noted previously most of this increase was centered in investment securities which increased $34,705,000, or 11.8% since December 31, 2010. In contrast, total loans decreased $6,472,000, or 1.3%, to $475,710,000 at June 30, 2011. As discussed previously there is currently very little demand for loans by businesses and consumers.

On the liability side, total deposits increased by $24,704,000, or 3.6%, since year-end. Similar to prior periods, the growth was centered in lower-cost core deposits, including savings accounts which increased $37,649,000, or 31.9%, to $155,715,000. The increase in savings accounts was almost entirely in the Online eSavings product whose balances increased from $67,435,000 at December 31, 2010 to $102,652,000 at June 30, 2011. Also contributing to the increase in total deposits was growth in non-interest bearing demand accounts which increased $10,165,000 to $65,542,000 at June 30, 2011. Offsetting these increases were declines in money market and time deposit balances between December 31, 2010 and June 30, 2011. Money market accounts decreased $10,528,000, or 13.4%, from $78,802,000 at December 31, 2010 to $68,274,000 at June 30, 2011. The majority of this decrease was in business accounts. The decline in money market accounts and the offsetting increase in non-interest bearing demand deposits may be partially attributable to the full FDIC insurance coverage that comes with non-interest bearing demand accounts. Time deposits declined $16,243,000, or 5.2%, from $310,232,000 at December 31, 2010 to $293,989,000 at June 30, 2011 as customers continue to look for liquidity. Another contributing factor would be that the rate paid on the Online eSavings product is higher than the rates paid on short-term time deposits.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY (Continued)

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At June 30, 2011, the Bank had a maximum borrowing capacity with the FHLB of approximately $183,825,000. The maximum borrowing capacity changes as a function of qualifying collateral assets. QNB has no outstanding borrowings with the FHLB at June 30, 2011. In addition, the Bank maintains two unsecured Federal funds lines with two correspondent banks totaling $18,000,000. At June 30, 2011, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn. As part of its contingency funding plan QNB successfully tested its ability to borrow from these sources during July 2011.

Total cash and cash equivalents, available-for-sale investment securities and loans held-for-sale totaled $344,119,000 and $305,704,000 at June 30, 2011 and December 31, 2010, respectively. The increase in liquid sources is primarily the result of a $35,530,000 increase in available-for-sale investment securities as of June 30, 2011 resulting primarily from an increase in total deposits. These sources should be adequate to meet normal fluctuations in loan demand or deposit withdrawals. With the current low interest rate environment, it is anticipated that the investment portfolio will continue to provide significant liquidity as agency and municipal bonds are called and as cash flow on mortgage-backed and CMO securities continues to be steady. In the event that interest rates would increase the cash flow available from the investment portfolio could decrease.

Approximately $138,742,000 and $133,446,000 of available-for-sale securities at June 30, 2011 and December 31, 2010, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

As an additional source of liquidity, QNB is a member of the Certificate of Deposit Account Registry Service (CDARS) program offered by the Promontory Interfinancial Network, LLC. CDARS is a funding and liquidity management tool  used by banks to access funds and manage their balance sheet. It enables financial institutions to provide customers with full FDIC insurance on time deposits over $250,000 that are placed in the program. During the third quarter of 2011, QNB plans to offer Insured Cash Sweep (ICS), a product similar to CDARS, but one that provides liquidity like a money market or savings account.

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at June 30, 2011 was $66,194,000, or 7.89% of total assets, compared to shareholders' equity of $61,090,000, or 7.55% of total assets, at December 31, 2010. Shareholders’ equity at June 30, 2011 and December 31, 2010 included a positive adjustment of $3,112,000 and $1,539,000, respectively, related to unrealized holding gains, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 7.52% and 7.36% at June 30, 2011 and December 31, 2010, respectively.

Average shareholders' equity and average total assets were $61,718,000 and $816,652,000 for the first six months of 2011, an increase of 7.2% and 5.2%, respectively, from the averages for the year ended December 31, 2010. The ratio of average total equity to average total assets was 7.56% for the first six months of 2011 compared to 7.42% for all of 2010.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL ADEQUACY (Continued)

The following table sets forth consolidated information for QNB Corp.:

Capital Analysis
	June 30, 2011	December 31, 2010
Tier I
Shareholder's equity	$66,194	$61,090
Net unrealized securities gains	(3,112)	(1,539)
Total Tier I risk-based capital	$63,082	$59,551

Tier II
Allowable portion: Allowance for loan losses	$7,171	$7,100
Unrealized gains on equity securities	334	281
Total risk-based capital	$70,587	$66,932
Risk-weighted assets	$571,994	$566,109
Average assets	$826,901	$802,144

Capital Ratios
	June 30, 2011	December 31, 2010
Tier I capital/risk-weighted assets	11.03%	10.52%
Total risk-based capital/risk-weighted assets	12.34%	11.82%
Tier I capital/average assets (leverage ratio)	7.63%	7.42%

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for the total risk-based capital and 4.00% for leverage. QNB had a Tier I capital ratio of 11.03% and 10.52%, a total risk-based ratio of 12.34% and 11.82% and a leverage ratio of 7.63% and 7.42% at June 30, 2011 and December 31, 2010, respectively.

All capital ratios have improved from December 31, 2010 as the growth rate of Tier I and total risk based capital has exceeded the growth rate of risk-weighted assets and quarterly average assets. During the first quarter of 2010, QNB began offering a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $351,000 to capital during first half of 2011.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of June 30, 2011, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There were no shares repurchased under the plan since the first quarter of 2009.

Continuing to impact risk-weighted assets is the $27,306,000 of risk-weighted assets due to mezzanine tranches of pooled trust preferred securities that were downgraded below investment grade during the first quarter of 2009. Although the amortized cost of these securities was only $3,640,000 at June 30, 2011, regulatory guidance required an additional $27,306,000 to be included in risk-weighted assets. The Bank utilized the method as outlined in the Call Report Instructions for an available-for-sale bond that has not triggered the Low Level Exposure (LLE) rule. The mezzanine tranches of CDOs that utilized this method of risk-weighting are five out of eight pooled trust preferred securities (PreTSLs) held by the Bank as of June 30, 2011. The other 3 pooled trust preferred securities have only one tranche remaining so the treatment noted above does not apply.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL ADEQUACY (Continued)

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At June 30, 2011 and December 31, 2010, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

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

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. The one-year cumulative gap, which reflects QNB’s interest sensitivity over a period of time, was a negative $65,601,000 at June 30, 2011. The cumulative one-year gap equals -8.0% of total rate sensitive assets. This position compares to a negative gap position of $138,751,000, or -17.5% of total rate sensitive assets, at December 31, 2010. The decrease in the negative gap position is primarily the result of a decrease in the amount of time deposits scheduled to reprice over the next twelve months. As of December 31, 2010 there were $232,201,000 of time deposits scheduled to reprice in 2011 with $155,180,000 scheduled to reprice during the first six months of 2011. This compares to $145,341,000 in time deposits as of June 30, 2011 scheduled to reprice over the next twelve months. QNB was successful in retaining the majority of the time deposits that matured during the first half of 2011 and usually in a lower cost time deposit or in the online eSavings product. Total time deposits decreased $16,243,000 between December 31, 2010 and June 30, 2011 while savings account balances increased $37,649,000 during this same time period.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTEREST RATE SENSITIVITY (Continued)

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on the interest rate environment at period end. Management also evaluates the impact of higher and lower interest rates by simulating the impact on net interest income of changing rates. While management performs rate shocks of 100, 200 and 300 basis points, it believes that, given the level of interest rates at June 30, 2011, it is unlikely that interest rates would decline by 200 or 300 basis points. The simulation results can be found in the chart below.

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

The nature of QNB’s current operation is such that it is not subject to foreign currency exchange or commodity price risk. At June 30, 2011, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

Change in Interest Rates	Net Interest Income	Dollar Change	% Change
+300 Basis Points	$28,777	$(248)	-0.9%
+200 Basis Points	29,045	20	0.1
+100 Basis Points	29,216	191	0.7
Flat Rate	29,025	-	-
-100 Basis Points	27,260	(1,765)	(6.1)

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

QNB CORP. AND SUBSIDIARY

PART II.  OTHER INFORMATION

JUNE 30, 2011

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

April 1, 2011 through April 30, 2011	-	-	-	42,117
May 1, 2011 through May 31, 2011	-	-	-	42,117
June 1, 2011 through June 30, 2011	-	-	-	42,117
Total	-	-	-	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Item 3. Default Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 6. Exhibits

Exhibit 3(i)	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrants Form DEF 14-A filed with the Commission on April 15, 2005).

Exhibit 3(ii)	Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrants Form 8-K filed with the Commission on January 23, 2006).

Exhibit 11	Statement Re: Computation of Earnings Per Share. (Included in Part I, Item I, hereof.)

Exhibit 31.1	Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Section 906 Certification of Chief Financial Officer

The following Exhibits are being furnished* as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

*
These interactive data files are being furnished as part of this Quarterly Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QNB Corp.

Date: August 15, 2011	By:	/s/ Thomas J. Bisko
Thomas J. Bisko
Chief Executive Officer

Date: August 15, 2011	By:	/s/ Bret H. Krevolin
Bret H. Krevolin
Chief Financial Officer