Form 10-Q/A
period 2011-06-30
QNB CORP
filed 2011-08-16
CIK 750558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number	0-17706

QNB Corp.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2318082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15 North Third Street, P.O. Box 9005 Quakertown, PA	18951-9005
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code	(215) 538-5600

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

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 15, 2011, is to furnish the Exhibits 101 to the Form 10-Q in accordance with Rule 402 of Regulation S-T that our financial printer inadvertently omitted from the original filing.

This Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

Item 6.	Exhibits

Exhibit 3(i)	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrants Form DEF 14-A filed with the Commission on April 15, 2005).

Exhibit 3(ii)	Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrant’s Form 8-K filed with the Commission on January 23, 2006).

Exhibit 11	Statement Re: Computation of Earnings Per Share. (Included in Part I, Item I, hereof.) *

Exhibit 31.1	Section 302 Certification of Chief Executive Officer *

Exhibit 31.2	Section 302 Certification of Chief Financial Officer *

Exhibit 32.1	Section 906 Certification of Chief Executive Officer *

Exhibit 32.2	Section 906 Certification of Chief Financial Officer *

The following Exhibits are being furnished ** as part of this report:

No.	Description
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document **

*
Previously filed or furnished, as applicable, as an exhibit to the Quarterly Report on Form 10-Q (File No. 000-17706) of QNB Corp. for the period ended June 30, 2011 filed with the SEC on August 15, 2011.

**
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

QNB Corp.

Date:	August 16, 2011	By:

/s/ Thomas J. Bisko
Thomas J. Bisko
Chief Executive Officer

Date:	August 16, 2011	By:

/s/ Bret H. Krevolin
Bret H. Krevolin
Chief Financial Officer