Form 10-Q
period 2011-09-30
QNB CORP
filed 2011-11-14
CIK 750558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                               September 30, 2011
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2011
Common Stock, par value $0.625	3,163,304

QNB CORP. AND SUBSIDIARY
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2011

QNB Corp. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(unaudited)
	September 30,	December 31,
	2011	2010
Assets
Cash and due from banks	$10,725	$8,498
Interest-bearing deposits in banks	21,711	6,414
Total cash and cash equivalents	32,436	14,912

Investment securities
Available-for-sale (amortized cost $343,382 and $288,232)	350,410	290,564
Held-to-maturity (fair value $1,897 and $2,729)	1,841	2,667
Restricted investment in bank stocks	1,868	2,176
Loans held-for-sale	-	228
Total loans, net of unearned fees and costs	472,978	482,182
Allowance for loan losses	(8,867)	(8,955)
Net loans	464,111	473,227
Bank-owned life insurance	9,627	9,439
Premises and equipment, net	6,523	6,552
Accrued interest receivable	2,930	2,988
Other assets	5,465	6,507
Total assets	$875,211	$809,260

Liabilities
Deposits
Demand, non-interest bearing	$63,674	$55,377
Interest-bearing demand	160,911	132,500
Money market	82,442	78,802
Savings	157,880	118,066
Time	187,848	206,629
Time of $100,000 or more	104,385	103,603
Total deposits	757,140	694,977
Short-term borrowings	25,806	29,786
Long-term debt	20,301	20,308
Accrued interest payable	748	1,089
Other liabilities	1,771	2,010
Total liabilities	805,766	748,170

Shareholders' Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,327,873 shares and 3,293,687 shares issued; 3,163,304 and 3,129,118 shares outstanding	2,080	2,059
Surplus	11,437	10,811
Retained earnings	53,766	49,157
Accumulated other comprehensive income, net of tax	4,638	1,539
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	69,445	61,090
Total liabilities and shareholders' equity	$875,211	$809,260

The accompanying notes are an integral part of the unaudited consolidated financial statements

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except share data)
	(unaudited)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Interest Income
Interest and fees on loans	$6,567	$6,847	$19,974	$19,841
Interest and dividends on investment securities:
Taxable	1,807	1,641	5,341	5,330
Tax-exempt	697	619	2,022	1,794
Interest on interest-bearing balances and other interest income	14	10	31	29
Total interest income	9,085	9,117	27,368	26,994

Interest Expense
Interest on deposits
Interest-bearing demand	217	242	613	709
Money market	67	128	245	455
Savings	299	197	881	518
Time	722	1,033	2,306	3,427
Time of $100,000 or more	404	548	1,241	1,771
Interest on short-term borrowings	50	84	163	204
Interest on long-term debt	246	244	731	810
Total interest expense	2,005	2,476	6,180	7,894
Net interest income	7,080	6,641	21,188	19,100
Provision for loan losses	650	1,200	1,750	2,600
Net interest income after provision for loan losses	6,430	5,441	19,438	16,500

Non-Interest Income
Total other-than-temporary impairment loss on investment securities	(97)	(51)	(97)	(304)
Less: Portion of loss recognized in other comprehensive income (before taxes)	-	-	-	27
Net other-than temporary impairment losses on investment securities	(97)	(51)	(97)	(277)
Net gain on sale of investment securities	65	4	76	299
Net (loss) gain on investment securities	(32)	(47)	(21)	22
Fees for services to customers	363	392	1,037	1,203
ATM and debit card	359	317	1,053	902
Bank-owned life insurance	80	67	270	199
Merchant	85	73	229	205
Net gain on sale of loans	124	81	181	298
Other	103	121	343	334
Total non-interest income	1,082	1,004	3,092	3,163

Non-Interest Expense
Salaries and employee benefits	2,522	2,409	7,317	6,713
Net occupancy	386	386	1,153	1,115
Furniture and equipment	319	295	942	865
Marketing	165	155	546	515
Third party services	342	263	930	826
Telephone, postage and supplies	141	157	447	456
State taxes	152	143	452	422
FDIC insurance premiums	41	268	579	779
Other	446	402	1,152	1,146
Total non-interest expense	4,514	4,478	13,518	12,837
Income before income taxes	2,998	1,967	9,012	6,826
Provision for income taxes	676	349	2,044	1,419
Net Income	$2,322	$1,618	$6,968	$5,407
Earnings Per Share - Basic	$0.74	$0.52	$2.22	$1.74
Earnings Per Share - Diluted	$0.73	$0.52	$2.21	$1.74
Cash Dividends Per Share	$0.25	$0.24	$0.75	$0.72

The accompanying notes are an integral part of the unaudited consolidated financial statements

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					Accumulated
	Number of				Other
(in thousands, except share data)	Shares	Common		Retained	Comprehensive	Treasury
(unaudited)	Outstanding	Stock	Surplus	Earnings	Income	Stock	Total
Balance, December 31, 2010	3,129,118	$2,059	$10,811	$49,157	$1,539	$(2,476)	$61,090
Comprehensive income:
Net income	-	-	-	6,968		-	6,968
Other comprehensive income, net of tax	-	-	-	-	3,099	-	3,099
Total comprehensive income, net of tax							10,067
Cash dividends declared ($0.75 per share)	-	-	-	(2,359)	-	-	(2,359)
Stock issued in connection with dividend reinvestment and stock purchase plan	24,706	15	514	-	-	-	529
Stock issued for employee stock purchase plan	1,971	1	35				36
Stock issued for options exercised	7,509	5	12	-	-	-	17
Tax benefit of stock options exercised	-	-	23	-	-	-	23
Stock-based compensation expense	-	-	42	-	-	-	42
Balance, September 30, 2011	3,163,304	$2,080	$11,437	$53,766	$4,638	$(2,476)	$69,445

The accompanying notes are an integral part of the unaudited consolidated financial statements

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	(unaudited)
Nine Months Ended September 30,	2011	2010
Operating Activities
Net income	$6,968	$5,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	609	606
Provision for loan losses	1,750	2,600
Net losses (gains) on investment securities available-for-sale	21	(22)
Net loss on sale of repossessed assets	3	6
Net gain on sale of loans	(181)	(298)
Loss on disposal of premises and equipment	2	1
Proceeds from sales of residential mortgages held-for-sale	5,915	7,057
Origination of residential mortgages held-for-sale	(5,506)	(7,193)
Income on bank-owned life insurance	(270)	(199)
Stock-based compensation expense	42	36
Deferred income tax provision (benefit)	107	(707)
Net (decrease) increase in income taxes payable	(2)	85
Net decrease (increase) in accrued interest receivable	58	(120)
Amortization of mortgage servicing rights and change in valuation allowance	84	73
Net amortization of premiums and discounts on investment securities	1,070	756
Net decrease in accrued interest payable	(341)	(391)
Decrease in other assets	39	892
Decrease in other liabilities	(240)	(271)
Net cash provided by operating activities	10,128	8,318
Investing Activities
Proceeds from maturities and calls of investment securities
available-for-sale	92,427	99,037
held-to-maturity	825	500
Proceeds from the sale of investment securities
available-for-sale	28,272	3,476
Purchases of investment securities
available-for-sale	(176,940)	(126,568)
Proceeds from redemption of investment in restricted bank stock	308	-
Net decrease (increase) in loans	6,452	(29,338)
Redemption of Bank Owned Life Insurance investment	95	-
Net purchases of premises and equipment	(582)	(865)
Proceeds from sales of repossessed assets	117	183
Net cash used by investing activities	(49,026)	(53,575)
Financing Activities
Net increase (decrease) in non-interest bearing deposits	8,297	(830)
Net increase in interest-bearing deposits	53,866	40,974
Net (decrease) increase in short-term borrowings	(3,980)	2,740
Proceeds from issuance of long-term debt	-	311
Repayments of long-term debt	(7)	(15,000)
Tax benefit from exercise of stock options	23	-
Cash dividends paid, net of reinvestment	(2,172)	(2,119)
Proceeds from issuance of common stock	395	248
Net cash provided by financing activities	56,422	26,324
Increase (decrease) in cash and cash equivalents	17,524	(18,933)
Cash and cash equivalents at beginning of year	14,912	30,999
Cash and cash equivalents at end of period	$32,436	$12,066
Supplemental Cash Flow Disclosures
Interest paid	$6,521	$9,777
Income taxes paid	1,915	909
Non-cash transactions
Transfer of loans to repossessed assets or other real estate owned	914	615

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2010 Annual Report incorporated in the Form 10-K. Operating results for the three and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2011, for items that should potentially be recognized or disclosed in these financial statements.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued ASU No. 2011-02 Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The troubled debt restructuring (TDR) guidance clarifies whether loan modifications constitute TDRs, includes factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in the guidance also ends the FASB’s deferral of the additional disclosures about TDRs. The provisions of this guidance are effective for the first interim and annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of the guidance did not have a material impact on the consolidated financial statements.

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

Stock-based compensation expense was approximately $13,000 and $11,000 for the three months ended September 30, 2011 and 2010, respectively, and $42,000 and $36,000 for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there was approximately $78,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 35 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorized the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest ratably over a three-year period. As of September 30, 2011, there were 225,058 options granted, 28,444 options forfeited, 114,414 options exercised and 82,200 options outstanding under this Plan. The 1998 Plan expired on March 10, 2008, therefore no further options can be granted under this Plan.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY (Continued)

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of September 30, 2011, there were 103,200 options granted, 29,125 options forfeited and 74,075 options outstanding under this Plan. The 2005 Plan expires March 15, 2015.

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

The following assumptions were used in the option pricing model in determining the fair value of options granted during the nine months ended September 30:

Options granted	2011	2010
Risk-free interest rate	1.84%	2.19%
Dividend yield	4.96	5.26
Volatility	30.04	27.77
Expected life (years)	5.00	5.00

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the first nine months of 2011 and 2010 was $3.31 and $2.55, respectively.

Stock option activity during the nine months ended September 30, 2011 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in yrs.)	Aggregate intrinsic value
Outstanding at January 1, 2011	170,515	$21.60
Exercised	(18,940)	14.12
Forfeited	(14,800)	26.00
Granted	19,500	20.27
Outstanding at September 30, 2011	156,275	$21.93	2.1	$316
Exercisable at September 30, 2011	105,725	$23.55	1.5	$165

4. SHARE REPURCHASE PLAN

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. There were no shares repurchased during the nine months ended September 30, 2011. As of September 30, 2011, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Numerator for basic and diluted earnings per share - net income	$2,322	$1,618	$6,968	$5,407
Denominator for basic earnings per share - weighted average shares outstanding	3,154,529	3,108,535	3,144,711	3,101,025
Effect of dilutive securities - employee stock options	14,402	14,727	14,109	11,714
Denominator for diluted earnings per share – adjusted weighted average shares outstanding	3,168,931	3,123,262	3,158,820	3,112,739
Earnings per share-basic	$0.74	$0.52	$2.22	$1.74
Earnings per share-diluted	$0.73	$0.52	$2.21	$1.74

There were 61,350 stock options that were anti-dilutive for both the three and nine-month periods ended September 30, 2011.  There were 113,700 and 128,100 stock options that were anti-dilutive for the three and nine-month periods ended September 30 2010, respectively.  These stock options were not included in the above calculation.

6. COMPREHENSIVE INCOME

For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the periods ended September 30, 2011 and 2010:

Three Months Ended	September 30, 2011	September 30, 2010
Unrealized holding gains arising during the period	$2,281	$789
Reclassification adjustment for gains included in net income	(65)	(4)
Reclassification adjustment for OTTI losses included in net income	97	51
Net unrealized gains	2,313	836
Tax effect	(787)	(284)
Other comprehensive income, net of tax	1,526	552
Net income	2,322	1,618
Total comprehensive income, net of tax	$3,848	$2,170

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. COMPREHENSIVE INCOME (Continued)

Nine Months Ended	September 30, 2011	September 30, 2010
Unrealized holding gains arising during the period	$4,675	$4,088
Unrealized losses related to factors other than credit arising during the period	-	(27)
Reclassification adjustment for gains included in net income	(76)	(299)
Reclassification adjustment for OTTI losses included in net income	97	304
Net unrealized gains	4,696	4,066
Tax effect	(1,597)	(1,382)
Other comprehensive income, net of tax	3,099	2,684
Net income	6,968	5,407
Total comprehensive income, net of tax	$10,067	$8,091

7. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities available-for-sale at September 30, 2011 and December 31, 2010 were as follows:

Available-for-Sale
September 30, 2011

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
	value	gains	losses	cost
U.S. Government agency securities	$64,512	$672	$44	$63,884
State and municipal securities	78,330	2,208	62	76,184
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	111,586	3,587	24	108,023
Collateralized mortgage obligations (CMOs)	89,162	2,211	-	86,951
Other debt securities	3,378	50	1,763	5,091
Equity securities	3,442	349	156	3,249
Total investment securities available-for-sale	$350,410	$9,077	$2,049	$343,382

December 31, 2010

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
	value	gains	losses	cost
U.S. Government agency securities	$66,448	$241	$869	$67,076
State and municipal securities	63,588	675	514	63,427
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	78,801	2,438	311	76,674
Collateralized mortgage obligations (CMOs)	75,573	1,890	137	73,820
Other debt securities	2,384	69	1,774	4,089
Equity securities	3,770	667	43	3,146
Total investment securities available-for-sale	$290,564	$5,980	$3,648	$288,232

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at September 30, 2011 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities.

		Amortized
	Fair value	cost
Due in one year or less	$17,313	$16,891
Due after one year through five years	228,690	222,889
Due after five years through ten years	46,789	45,959
Due after ten years	54,176	54,394
Equity securities	3,442	3,249
Total investment securities available-for-sale	$350,410	$343,382

Proceeds from sales of investment securities available-for-sale were $28,272,000 and $3,476,000 for the nine months ended September 30, 2011 and 2010, respectively.

At September 30, 2011 and December 31, 2010, investment securities available-for-sale totaling $173,095,000 and $133,446,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

Nine months ended September 30, 2011:

			Other-than-
	Gross	Gross	temporary
	realized	realized	impairment	Net gains
	gains	losses	losses	(losses)
Equity securities	$140	$-	$(97)	$43
Debt securities	314	(378)	-	(64)
Total	$454	$(378)	$(97)	$(21)

Nine months ended September 30, 2010:

			Other-than-
	Gross	Gross	temporary
	realized	realized	impairment	Net gains
	gains	losses	losses	(losses)
Equity securities	$287	$-	$-	$287
Debt securities	14	(2)	(277)	(265)
Total	$301	$(2)	$(277)	$22

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. INVESTMENT SECURITIES (Continued)

All other-than-temporary impairment (OTTI) writedowns on debt securities were on pooled trust preferred securities, which are included in the other debt securities category, held at the Bank.

The tax benefit applicable to the net realized losses was $7,000 for the nine months ended September 30, 2011.  The tax expense applicable to the net realized gains was $7,000 for the nine months ended September 30, 2010.

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
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Balance, beginning of period	$1,279	$1,279
Additions:
Initial credit impairments	-	-
Subsequent credit impairments	-	-
Balance, end of period	$1,279	$1,279

The amortized cost and estimated fair values of investment securities held-to-maturity at September 30, 2011 and December 31, 2010 were as follows:

Held-To-Maturity

	September 30, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
		unrealized	unrealized			unrealized	unrealized
	Amortized	holding	holding	Fair	Amortized	holding	holding	Fair
	cost	gains	losses	value	cost	gains	losses	value
State and municipal securities	$1,841	$56	-	$1,897	$2,667	$62	-	$2,729

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of securities held-to-maturity by contractual maturity at September 30, 2011 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Amortized
	Fair value	cost
Due in one year or less	$510	$501
Due after one year through five years	-	-
Due after five years through ten years	1,387	1,340
Due after ten years	-	-
Total investment securities held-to-maturity	$1,897	$1,841

There were no sales of investment securities classified as held-to-maturity during the nine months ended September 30, 2011 or 2010.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010:

September 30, 2011

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency securities	6	$7,954	$44	-	-	$7,954	$44
State and municipal securities	14	7,561	62	-	-	7,561	62
Mortgage-backed securities	5	9,078	24	-	-	9,078	24
Other debt securities	6	-	-	$1,576	$1,763	1,576	1,763
Equity	11	1,153	131	131	25	1,284	156
Total	42	$25,746	$261	$1,707	$1,788	$27,453	$2,049

December 31, 2010

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency securities	30	$40,179	$869	-	-	$40,179	$869
State and municipal securities	40	19,207	482	$468	$32	19,675	514
Mortgage-backed securities	19	21,999	311	-	-	21,999	311
Collateralized mortgage obligations (CMOs)	7	6,918	137	-	-	6,918	137
Other debt securities	7	-	-	1,866	1,774	1,866	1,774
Equity securities	5	740	43	-	-	740	43
Total	108	$89,043	$1,842	$2,334	$1,806	$91,377	$3,648

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. INVESTMENT SECURITIES (Continued)

Management evaluates debt securities, which are comprised of U.S. Government Agencies, state and municipalities, mortgage-backed securities, CMOs and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at September 30, 2011 in U.S. Government securities, state and municipal securities, mortgage-backed securities and CMOs are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

All of the securities in the other debt securities category with unrealized losses longer than twelve months as of September 30, 2011 are pooled trust preferred security issues. QNB holds eight of these securities with an amortized cost of $3,640,000 and a fair value of $1,878,000. All of the pooled trust preferred securities are available-for-sale securities and are carried at fair value.

The following table provides additional information related to pooled trust preferred securities (PreTSLs) as of September 30, 2011:

Deal	Class	Book value	Fair value	Unreal- ized gains (losses)	Realized OTTI credit loss (YTD 2011)	Total Recognized OTTI Credit Loss	Moody's /Fitch ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine*	$243	$204	$(39)	$-	$(1)	Ca/CCC	4	-	27.1%	124.2%
PreTSL V	Mezzanine*	-	-	-	-	(118)	Ba3/D	-	-	100.0%	11.9%
PreTSL VI	Mezzanine*	121	110	(11)	-	(8)	Ca/D	3	-	73.6%	62.3%
PreTSL XVII	Mezzanine	752	258	(494)	-	(222)	Ca/C	31	4	40.4%	71.8%
PreTSL XIX	Mezzanine	988	443	(545)	-	-	C/C	38	13	27.5%	81.7%
PreTSL XXV	Mezzanine	766	333	(433)	-	(222)	C/C	40	8	34.1%	75.3%
PreTSL XXVI	Mezzanine	469	228	(241)	-	(270)	C/C	38	10	28.3%	82.4%
PreTSL XXVI	Mezzanine	301	302	1	-	(438)	C/C	38	10	28.3%	82.4%
		$3,640	$1,878	$(1,762)	$-	$(1,279)
Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

The market for these securities at September 30, 2011 is not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and the market values for these securities (and any securities other than those issued or guaranteed by U.S. Government agencies) are depressed relative to historical levels. In today’s market, a low market price for a particular bond may only provide evidence of a recent widening of corporate spreads in general versus being an indicator of credit problems with a particular issuer. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. As illustrated in the table above, these securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. INVESTMENT SECURITIES (Continued)

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment (OTTI), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit-related portion and a non-credit related portion of OTTI are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the fair value of the security and the amount of credit related impairment. In the nine months ended September 30, 2011, no other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows:

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

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows (including prepayments), credit worthiness of the underlying banks and insurance companies and determination of probability and severity of default of the underlying collateral. The following provides additional information for each of these variables:

•
Estimate of Future Cash Flows – Cash flows are constructed in an INTEX desktop valuation model. INTEX is a proprietary cash flow model recognized as the industry standard for analyzing all types of structured debt products. It includes each deal’s structural features updated with trustee information, including asset-by-asset detail, as it becomes available. The modeled cash flows are then used to determine if all the scheduled principal and interest payments of the investments will be returned. For purposes of the cash flow analysis, relatively modest rates of prepayment were forecasted (ranging from 0-2%). In addition to the base prepayment assumption, due to the recent enactment of the Dodd-Frank financial legislation additional prepayment analysis was performed. First, all fixed-rate trust preferred securities issued by banks with more than $15 billion in total assets at December 31, 2009 were identified. Next the holding companies’ approximate cost of long-term funding given their rating and marketplace interest rates was estimated. The following assumption was made; any holding company that could refinance for a cost savings of more than 2% will refinance and will do so on January 1, 2013, or July 1, 2015 for bank holding company subsidiaries of foreign banking organizations that have relied on Supervision and Regulation Letter SR-01-1.

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

•
Probability of Default – A near-term probability of default is determined for each issuer based on its financial condition and is used to calculate the expected impact of future deferrals and defaults on the expected cash flows. Each issuer in the collateral pool is assigned a near-term probability of default based on individual performance and financial characteristics. Various studies suggest that the rate of bank failures between 1934 and 2008 were approximately 0.36%. Thus, in addition to the specific bank default assumptions used for the near term, future defaults on the individual banks in the analysis are assumed at 0.75% for 2012 (approximately two times historical levels) and for 2013 and beyond the rate used is calculated using the above mentioned thirty-six basis points and factoring that number based on a comparison of key financial ratios of active individual issuers without a short-term probability of default compared to all FDIC insured banks.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. INVESTMENT SECURITIES (Continued)

•
Severity of Loss – In addition to the probability of default discussed above, a severity of loss (projected recovery) is determined in all cases. In the current analysis, the severity of loss ranges from 0% to 100% depending on the estimated credit worthiness of the individual issuer, with a 95% severity of loss utilized for defaults projected in 2012 and thereafter.

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

Based upon the analysis performed by management as of September 30, 2011, it is probable that we will collect all contractual principal and interest payments on one of our eight pooled trust preferred securities, PreTSL XIX. The expected principal shortfall on the remaining pooled trust preferred securities has resulted in credit related other-than-temporary impairment charges in previous years. All of these pooled trust preferred securities held by QNB could be subject to additional writedowns in the future if additional deferrals and defaults occur.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (Continued)

Major classes of loans are as follows:
	September 30,	December 31,
	2011	2010
Commercial:
Commercial and industrial	$85,104	$86,628
Construction	14,925	18,611
Secured by commercial real estate	196,952	199,874
Secured by residential real estate	45,690	44,444
State and political subdivisions	31,519	31,053
Indirect lease financing	12,029	12,995
Retail:
1-4 family residential mortgages	25,050	23,127
Home equity loans and lines	59,274	62,726
Consumer	2,468	2,751
Total loans	473,011	482,209
Net unearned fees	(33)	(27)
Loans receivable	$472,978	$482,182

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At September 30, 2011 and December 31, 2010, overdrafts were $127,000 and $93,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at September 30, 2011, there were no concentrations of loans exceeding 10% of total loans.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2011 and December 31, 2010:

September 30, 2011	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$71,362	$1,565	$12,134	$43	$85,104
Construction	6,151	4,073	4,701	-	14,925
Secured by commercial real estate	154,354	6,282	35,865	451	196,952
Secured by residential real estate	40,847	1,185	3,658	-	45,690
State and political subdivisions	29,087	2,280	152	-	31,519
Indirect lease financing	11,609	-	420	-	12,029
	$313,410	$15,385	$56,930	$494	$386,219

December 31, 2010	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$74,315	$1,378	$10,878	$57	$86,628
Construction	9,888	5,993	2,730	-	18,611
Secured by commercial real estate	154,697	6,537	37,942	698	199,874
Secured by residential real estate	39,823	1,038	3,583	-	44,444
State and political subdivisions	28,649	2,338	66	-	31,053
Indirect lease financing	12,460	-	535	-	12,995
	$319,832	$17,284	$55,734	$755	$393,605

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (Continued)

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of September 30, 2011 and December 31, 2010:

September 30, 2011	Performing	Non- performing	Total
Retail:
1-4 family residential mortgages	$24,518	$532	$25,050
Home equity loans and lines	58,905	369	59,274
Consumer	2,468	-	2,468
	$85,891	$901	$86,792

December 31, 2010	Performing	Non- performing	Total
Retail:
1-4 family residential mortgages	$22,694	$433	$23,127
Home equity loans and lines	62,581	145	62,726
Consumer	2,751	-	2,751
	$88,026	$578	$88,604

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2011 and December 31, 2010:

September 30, 2011	30-59 days past due	60-89 days past due	>90 days past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$28	$13	$-	$41	$85,063	$85,104
Construction	1,448	-	-	1,448	13,477	14,925
Secured by commercial real estate	2,052	34	3,513	5,599	191,353	196,952
Secured by residential real estate	463	395	-	858	44,832	45,690
State and political subdivisions	51	-	-	51	31,468	31,519
Indirect lease financing	80	218	47	345	11,684	12,029
Retail:
1-4 family residential mortgages	-	-	-	-	25,050	25,050
Home equity loans and lines	230	187	186	603	58,671	59,274
Consumer	17	3	-	20	2,448	2,468
	$4,369	$850	$3,746	$8,965	$464,046	$473,011

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

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due more than 90 days and still accruing interest as of September 30, 2011 and December 31, 2010:

September 30, 2011	>90 days past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	-	$6,060
Construction	-	3,500
Secured by commercial real estate	-	7,410
Secured by residential real estate	-	1,269
State and political subdivisions	-	4
Indirect lease financing	-	162
Retail:
1-4 family residential mortgages	-	532
Home equity loans and lines	$87	282
Consumer	-	-
	$87	$19,219

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (Continued)

December 31, 2010	>90 Days Past Due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	-	$1,082
Construction	-	1,334
Secured by commercial real estate	$259	3,837
Secured by residential real estate	-	97
State and political subdivisions	9	-
Indirect lease financing	-	255
Retail:
1-4 family residential mortgages	-	433
Home equity loans and lines	-	145
Consumer	-	-
	$268	$7,183

Activity in the allowance for loan losses is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance at beginning of period	$8,850	$7,009	$8,955	$6,217
Charge-offs	(650)	(139)	(1,890)	(917)
Recoveries	17	62	52	232
Net charge-offs	(633)	(77)	(1,838)	(685)
Provision for loan losses	650	1,200	1,750	2,600
Balance at end of period	$8,867	$8,132	$8,867	$8,132

Additional details for changes in the allowance for loan losses for the three and nine months ended September 30, 2011 and the year December 31, 2010 are as follows:

For the Three Months Ended September 30, 2011	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,826	$(121)	$(90)	$9	$2,624
Construction	608	(12)	(237)	-	359
Secured by commercial real estate	3,119	569	(300)	6	3,394
Secured by residential real estate	687	6	-	-	693
State and political subdivisions	151	7	-	-	158
Indirect lease financing	376	33	-	-	409
Retail:
1-4 family residential mortgages	234	(39)	-	-	195
Home equity loans and lines	616	72	(13)	-	675
Consumer	19	15	(10)	2	26
Unallocated	214	120	N/A	N/A	334
	$8,850	$650	$(650)	$17	$8,867

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (Continued)

For the Nine Months Ended September 30, 2011	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,136	$648	$(179)	$19	$2,624
Construction	633	360	(634)	-	359
Secured by commercial real estate	3,875	450	(941)	10	3,394
Secured by residential real estate	676	71	(54)	-	693
State and political subdivisions	108	50	-	-	158
Indirect lease financing	496	(96)	-	9	409
Retail:
1-4 family residential mortgages	212	(17)	-	-	195
Home equity loans and lines	646	92	(66)	3	675
Consumer	32	(1)	(16)	11	26
Unallocated	141	193	N/A	N/A	334
	$8,955	$1,750	$(1,890)	$52	$8,867

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

From time to time, QNB may extend, restructure, or otherwise modify the terms of existing loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers who maybe experiencing financial difficulties. A loan is considered to be a troubled debt restructuring (“TDR”) loan when the Company grants a concession to the borrower because of the borrower’s financial condition that it would not otherwise consider. Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other modifications of interest rates to less than the current market rate for new obligations with similar risk. Loans classified as TDRs are also designated as impaired.

The concessions made for TDRs involve lowering the monthly payments on loans through periods of interest only payments, a reduction in interest rate below a market rate or an extension of the term of the loan without a corresponding adjustment to the risk premium reflected in the interest rate, or a combination of these three methods. The restructurings rarely result in the forgiveness of principal or accrued interest. If the borrower has demonstrated performance under the previous terms and our underwriting process shows the borrower has the capacity to continue to perform under the restructured terms, the loan will continue to accrue interest. Non-accruing restructured loans may be returned to accrual status when there has been a sustained period of repayment performance (generally six consecutive months of payments) and both principal and interest are deemed collectible. TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from the TDR status after a period of performance.

As a result of the adoption of ASU 2011-02, QNB reassessed all loan restructurings that occurred on or after January 1, 2011 for potential identification as TDRs and has concluded that the adoption of ASU 2011-02 did not impact the number of TDRs identified, or the specific reserves for such loans included in our allowance for loan losses at September 30, 2011. Performing TDRs (not reported as non-accrual loans) totaled $2,650,000 and $2,421,000 as of September 30, 2011 and December 31, 2010, respectively. Non-performing TDRs totaled $2,027,000 and $1,838,000 as of September 30, 2011 and December 31, 2010, respectively. All TDRs are included in impaired loans presented in the section above.

The following tables present loans by loan class modified as TDRs during the three and nine months ended September 30, 2011. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below, represent carrying amounts immediately prior to the modification and at September 30, 2011, respectively.

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
Three Months Ended September 30, 2011	Contracts	Investment	Investment
Commercial:
Commercial and industrial	1	$29	$28
Secured by residential real estate	2	168	168
	3	$197	$196

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (Continued)

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
Three Months Ended September 30, 2011	Contracts	Investment	Investment
Commercial:
Commercial and industrial	1	$29	$28
Secured by commercial real estate	4	580	553
Secured by residential real estate	2	168	168
	7	$777	$749

The majority of the TDR concessions made during the three and nine months ended September 30, 2011 involved a period of interest only. The specific reserve for loan losses allocated to loans modified as TDRs during the three and nine months ended September 30, 2011 totaled $23,000. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment. There were no charge-offs resulting from loans modified as TDRs during the three and nine months ended September 30, 2011.

The following table presents loans modified as TDRs within the previous 12 months from September 30, 2011, and for which there was a payment default (90 days or more past due or on non-accrual) during the three and nine months ended September 30, 2011:

	Three Months Ended		Nine Months Ended
	Number of	Recorded	Number of	Recorded
TDRs Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial:
Commercial and industrial	-	$-	1	$28
Secured by residential real estate	-	-	2	168
	-	$-	3	$196

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present the balance in the allowance of loan losses at September 30, 2011 and December 31, 2010 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
September 30, 2011	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,624	$1,383	$1,241	$85,104	$9,677	$75,427
Construction	359	-	359	14,925	4,701	10,224
Secured by commercial real estate	3,394	237	3,157	196,952	16,647	180,305
Secured by residential real estate	693	199	494	45,690	2,748	42,942
State and political subdivisions	158	-	158	31,519	-	31,519
Indirect lease financing	409	28	381	12,029	167	11,862
Retail:
1-4 family residential mortgages	195	72	123	25,050	532	24,518
Home equity loans and lines	675	89	586	59,274	741	58,533
Consumer	26	-	26	2,468	-	2,468
Unallocated	334	N/A	N/A	N/A	N/A	N/A
	$8,867	$2,008	$6,525	$473,011	$35,213	$437,798

	Allowance for Loan Losses			Loans Receivable
December 31, 2010	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,136	$878	$1,258	$86,628	$4,710	$81,918
Construction	633	370	263	18,611	2,650	15,961
Secured by commercial real estate	3,875	687	3,188	199,874	9,213	190,661
Secured by residential real estate	676	179	497	44,444	2,624	41,820
State and political subdivisions	108	-	108	31,053	-	31,053
Indirect lease financing	496	64	432	12,995	275	12,720
Retail:
1-4 family residential mortgages	212	41	171	23,127	606	22,521
Home equity loans and lines	646	62	584	62,726	785	61,941
Consumer	32	-	32	2,751	-	2,751
Unallocated	141	N/A	N/A	N/A	N/A	N/A
	$8,955	$2,281	$6,533	$482,209	$20,863	$461,346

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize additional information in regards to impaired loans by loan portfolio class as of September 30, 2011 and December 31, 2010:

September 30, 2011	Recorded investment (after charge- offs)	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
With no specific allowance recorded:
Commercial:
Commercial and industrial	$6,332	$6,375	$-
Construction	4,701	4,701	-
Secured by commercial real estate	13,564	13,910	-
Secured by residential real estate	2,134	2,149	-
State and political subdivisions	-	-	-
Indirect lease financing	81	111	-
Retail:
1-4 family residential mortgages	366	394	-
Home equity loans and lines	516	521	-
Consumer	-	-	-
	$27,694	$28,161	$-

With an allowance recorded:
Commercial:
Commercial and industrial	$3,345	$3,375	$1,383
Construction	-	-	-
Secured by commercial real estate	3,083	3,635	237
Secured by residential real estate	614	621	199
State and political subdivisions	-	-	-
Indirect lease financing	86	94	28
Retail:
1-4 family residential mortgages	166	170	72
Home equity loans and lines	225	227	89
Consumer	-	-	-
	$7,519	$8,122	$2,008

Total:
Commercial:
Commercial and industrial	$9,677	$9,750	$1,383	$8,125	$215
Construction	4,701	4,701	-	2,808	57
Secured by commercial real estate	16,647	17,545	237	12,901	393
Secured by residential real estate	2,748	2,770	199	2,005	67
State and political subdivisions	-	-	-	-	-
Indirect lease financing	167	205	28	227	3
Retail:
1-4 family residential mortgages	532	564	72	489	-
Home equity loans and lines	741	748	89	1,406	53
Consumer	-	-	-	-	-
	$35,213	$36,283	$2,008	$27,961	$788

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

September 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Securities available-for-sale
U.S. Government agency securities	-	$64,512	-	$64,512
State and municipal securities	-	78,330	-	78,330
U.S. Government agencies and sponsored enterprises (GSEs) - residential
Mortgage-backed securities	-	111,586	-	111,586
Collateralized mortgage obligations (CMOs)	-	89,162	-	89,162
Pooled trust preferred securities	-	-	$1,878	1,878
Corporate debt securities	-	1,500	-	1,500
Equity securities	$3,442	-	-	3,442
Total	$3,442	$345,090	$1,878	$350,410

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Securities available-for-sale
U.S. Government agency securities	-	$66,448	-	$66,448
State and municipal securities	-	63,588	-	63,588
U.S. Government agencies and sponsored enterprises (GSEs) - residential
Mortgage-backed securities	-	78,801	-	78,801
Collateralized mortgage obligations (CMOs)	-	75,573	-	75,573
Pooled trust preferred securities	-	-	$1,866	1,866
Corporate debt securities	-	518	-	518
Equity securities	$3,770	-	-	3,770
Total	$3,770	$284,928	$1,866	$290,564

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the nine months ended September 30, 2011:

Fair value measurements using
significant unobservable inputs
(Level 3)
Balance, beginning of year	$1,866
Settlements	-
Total gains or losses (realized/unrealized)	-
Included in earnings	-
Included in other comprehensive income	12
Transfers in and/or out of Level 3	-
Balance, September 30, 2011	$1,878

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the period ended September 30, 2011. There were also no transfers in or out of level 3 for the same period. There were $0 and $277,000 of losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the nine-month periods ended September 30, 2011 and 2010, respectively.

The Level 3 securities consist of eight collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (PreTSLs). The market for these securities at September 30, 2011 is not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (Continued)

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:
•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2011;
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

The estimates for the conditional default rates (CDR) are based on the payment characteristics of the trust preferred securities themselves (e.g. current, deferred, or defaulted) as well as the financial condition of the trust preferred issuers in the pool. A near-term CDR for each issuer in the pool is estimated based on their financial condition using key financial ratios relating to the financial institution’s capitalization, asset quality, profitability and liquidity. In addition to the specific bank default assumptions, default rates are modeled to approximately two times historic levels throughout 2012. In 2013 and beyond the CDR rate is calculated based upon a comparison of key financial ratios of active individual issuers without a short-term probability of default compared to all FDIC insured banks. To derive this long-term default rate, a comparison of certain key financial ratios of the active issuers in the security to all FDIC insured bank institutions is reviewed. The active issuers are summarized by creating a weighted average based on issue size, then divided into categories based upon their status of deferral and whether or not a specific default assumption has been assigned to the issuer. To ensure an accurate comparison, the standard deviation across the issuers for each ratio is calculated and any issuer that falls more than three standard deviations above or below the average for that ratio is removed.

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

The internal rate of return is the pre-tax yield used to discount the best estimate of future cash flows after credit losses. The cash flows have been discounted using estimated market discount rates of 3-month LIBOR plus spreads ranging from 4.04% to 9.39%. The determination of appropriate market discount rates involved the consideration of the following:
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

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
September 30, 2011
Mortgage servicing rights	$-	$-	$463	$463
Impaired loans	-	-	5,511	5,511
Other real estate owned	-	-	864	864

December 31, 2010
Mortgage servicing rights	$-	$-	$504	$504
Impaired loans	-	-	6,014	6,014

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at September 30, 2011 and December 31, 2010:

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

Impaired Loans (generally carried at fair value): Impaired loans are loans, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value of impaired loans as of September 30, 2011 consists of loan balances of $7,519,000 less a valuation allowance of $2,008,000. The fair value of impaired loans as of December 31, 2010 consists of loan balances of $8,295,000 less a valuation allowance of $2,281,000.

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

Certain tranches of mortgage servicing rights, which are carried at lower of cost or fair value, were written down to fair value during the quarter resulting in a charge to earnings of $15,000. The ending valuation allowance is $31,000 at September 30, 2011.

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

The estimated fair values and carrying amounts of the Company’s financial instruments are summarized as follows:

	September 30, 2011		December 31, 2010
	Carrying		Carrying
	amount	Fair value	amount	Fair value
Financial Assets
Cash and due from banks	$10,725	$10,725	$8,498	$8,498
Interest-bearing deposits in banks	21,711	21,711	6,414	6,414
Investment securities available-for-sale	350,410	350,410	290,564	290,564
Investment securities held-to-maturity	1,841	1,897	2,667	2,729
Restricted investment in bank stocks	1,868	1,868	2,176	2,176
Loans held-for-sale	-	-	228	228
Net loans	464,111	454,306	473,227	458,040
Mortgage servicing rights	463	496	504	620
Accrued interest receivable	2,930	2,930	2,988	2,988

Financial Liabilities
Deposits with no stated maturities	464,907	464,907	384,745	384,745
Deposits with stated maturities	292,233	293,321	310,232	312,016
Short-term borrowings	25,806	25,806	29,786	29,786
Long-term debt	20,301	21,205	20,308	21,666
Accrued interest payable	748	748	1,089	1,089

The estimated fair value of QNB’s off-balance sheet financial instruments is as follows:

	September 30, 2011		December 31, 2010
	Notional		Notional
	amount	Fair value	amount	Fair value
Commitments to extend credit	$111,133	$-	$103,012	$-
Standby letters of credit	6,510	-	13,519	-

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

A summary of the Bank's financial instrument commitments is as follows:

	September 30, 2011	December 31, 2010
Commitments to extend credit and unused lines of credit	$111,133	$103,012
Standby letters of credit	6,510	13,519
	$117,643	$116,531

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2011 and December 31, 2010 for guarantees under standby letters of credit issued is not material.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. REGULATORY RESTRICTIONS (Continued)

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of September 30, 2011, that the Company and the Bank met capital adequacy requirements to which they were subject.

As of the most recent notification, the primary regulator of the Bank considered it to be “well capitalized” under the regulatory framework. There are no conditions or events since that notification that management believes have changed the classification. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the table below.

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital Levels
	Actual		Adequately Capitalized		Well Capitalized
As of September 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated	$71,990	12.72%	$45,270	8.00%	N/A	N/A
Bank	67,981	12.09%	44,973	8.00%	$56,216	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	64,807	11.45%	22,635	4.00%	N/A	N/A
Bank	60,931	10.84%	22,486	4.00%	33,730	6.00%

Tier I Capital (to Average Assets)
Consolidated	64,807	7.54%	34,377	4.00%	N/A	N/A
Bank	60,931	7.12%	34,233	4.00%	42,792	5.00%

	Capital Levels
	Actual		Adequately Capitalized		Well Capitalized
As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated	$66,932	11.82%	$45,289	8.00%	N/A	N/A
Bank	62,901	11.18%	44,995	8.00%	$56,243	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	59,551	10.52%	22,644	4.00%	N/A	N/A
Bank	55,847	9.93%	22,497	4.00%	33,746	6.00%

Tier I Capital (to Average Assets)
Consolidated	59,551	7.42%	32,086	4.00%	N/A	N/A
Bank	55,847	6.99%	31,947	4.00%	39,934	5.00%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the third quarter of 2011 and 2010 QNB recorded credit related other-than-temporary impairment charges of $97,000 and $51,000, respectively. For the nine-month period ended September 30, 2011 and 2010, the Company recorded $97,000 and $277,000 of credit related other-than-temporary impairment charges. The 2011 charges relate to losses in the equity securities portfolio while the 2010 charges relate to trust preferred securities.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (Continued)

Impairment of Restricted Investment in Bank Stocks (Continued)
Beginning in October 2010, the FHLB announced their decision to have a limited excess capital stock repurchase. There have been several repurchases since that time. The repurchases during the first nine months of 2011 have totaled $308,000. Further repurchases will be evaluated quarterly by the FHLB. Management believes no impairment charge is necessary related to the restricted stock balance as of September 30, 2011.

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

QNB reported net income for the third quarter of 2011 of $2,322,000, or $0.73 per share on a diluted basis. This represents a 43.5% increase compared to net income of $1,618,000, or $0.52 per share on a diluted basis, for the same period in 2010.

For the nine month period ended September 30, 2011, QNB reported net income of $6,968,000, or $2.21 per share on a diluted basis. This represents a 28.9% increase in net income compared to the $5,407,000, or $1.74 per share on a diluted basis, reported for the nine month period ended September 30, 2010.

The results for the nine months ended September 2011 represent record profits for QNB for a nine month period. The results for both the three and nine month periods reflect higher net interest income, resulting from strong growth in deposits and earning assets, primarily investment securities. Also contributing to the increase in net income for both periods were lower provisions for loan losses.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 1.07% and 14.31%, respectively, for the quarter September 30, 2011 compared with 0.82% and 11.01%, respectively for the quarter ended September 30, 2010. For the nine month periods the annualized rate of return on average assets and average shareholders’ equity was 1.12% and 14.88%, respectively, for the period ended September 30, 2011 compared with 0.94% and 12.69%, respectively, for the period ended September 30, 2010.

Net Interest Income and Net Interest Margin

Growth in net interest income continues to be a significant contributor to the Company’s outstanding performance. Net interest income for the quarter ended September 30, 2011 totaled $7,080,000, an increase of $439,000, or 6.6%, over the same period in 2010. Negatively impacting net interest income in the third quarter of 2011 was the reversal of $70,000 in interest income on loans that were placed on nonaccrual status during the quarter.

Strong growth in deposits and the investment of these deposits into the securities portfolio was the primary contributor to the increase in net interest income when comparing the two quarters. Average earning assets grew by $76,016,000, or 10.1%, when comparing the third quarter of 2011 to the same period in 2010, with average investment securities increasing $70,319,000, or 26.8%. On the funding side, average deposits increased $74,863,000, or 11.2%, with average transaction accounts increasing $94,043,000, or 26.5%. The growth in transaction accounts is largely due to the success of QNB's Online eSavings account and the seasonal tax deposits of several local school districts and municipalities. Offsetting a portion of this growth was a decline in average time deposits of $19,180,000 when comparing the third quarter 2011 with the same period in 2010.

With the growth in earning assets occurring in the investment portfolio, the mix of earning assets changed which contributed to a decline in the net interest margin, as investment securities generally earn a lower yield than loans. In addition, the Federal Open Market Committee’s announcement that they were likely to leave the federal funds rate at exceptionally low levels through mid-2013 and their decision to purchase longer term Treasury securities in an effort to further reduce longer term interest rates had the impact of reducing interest rates to historically low levels. As a result, a significant amount of higher yielding bonds with call features were called and prepayments on mortgage-related securities increased, with these proceeds being reinvested in lower yielding investment securities. The net interest margin for the third quarter of 2011 was 3.63% compared to 3.75% for the third quarter of 2010 and 3.84% for the second quarter of 2011. The reversal of interest on loans placed on non-accrual noted above had a negative impact of approximately three basis points on the net interest margin for the third quarter of 2011.

The average rate earned on earning assets declined 46 basis points from 5.05% for the third quarter of 2010 to 4.59% for the third quarter of 2011 with loans and investment securities declining from 5.86% and 3.94%, respectively, for the third quarter of 2010 to 5.61% and 3.45%, respectively, for the third quarter of 2011, a decline of 25 basis points and 49 basis points, respectively. In comparison, the cost of interest-bearing liabilities declined 38 basis points from 1.47% to 1.09% over the same time periods. The interest rate paid on interest-bearing deposits declined by 39 basis points to 1.00% for the third quarter of 2011 compared to the third quarter of 2010. The decline in the rate paid on deposits largely resulted from the repricing of time deposits, interest-bearing transaction accounts and money market accounts at lower market rates. Lower-cost time deposits was the greatest contributor with the average rate paid on time deposits declining 48 basis points from 1.99% for the third quarter of 2010 to 1.51% for the third quarter of 2011.

For the nine-month period ended September 30, 2011 net interest income was $21,188,000, an increase of $2,088,000, or 10.9% over the $19,100,000 reported for the first nine months of 2010. Growth in deposits and earnings assets as well as an increase in the net interest margin contributed to the improvement in net interest income when comparing the nine-month periods. The net interest margin for these same periods was 3.78% and 3.71%, respectively.

For the nine-month period average earning assets increased by $64,631,000, or 8.8%, with average loans increasing $12,352,000, or 2.7%, and average investment securities increasing $51,909,000, or 20.1%. Over this same period average funding sources increased $57,850,000, or 8.2%, with average total deposits increasing $61,246,000, or 9.3%.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

When comparing the nine-month periods ended September 30, 2010 and 2011, the average rate earned on earning assets declined 33 basis points from 5.14% to 4.81%, respectively, with the yield on loans and investment securities declining by 11 basis points and 55 basis points, respectively. In comparison, the interest rate paid on total average interest-bearing liabilities declined 44 basis points from 1.62% for the first nine months of 2011 to 1.18% for the first nine months of 2011 with the average rate paid on interest-bearing deposits declining 45 basis points from 1.53% to 1.08% over the same period. When comparing the nine-month periods the average rate paid on time deposits declined 57 basis points from 2.18% for the first nine months of 2010 to 1.61% for the same period in 2011. The decline in the yield on earning assets as well as in the cost of deposits reflects the impact of a long period of historically low interest rates.

Asset Quality, Provision for Loan Loss and Allowance for Loan Loss
QNB closely monitors the quality of its loan portfolio and as a result of increases in non-performing and classified loans, higher than normal levels of charge-offs and continued concerns about the economy, continues to record significant provisions for loan losses to reflect these conditions.

Total non-performing assets were $24,718,000 at September 30, 2011 compared with $13,844,000 as of June 30, 2011 and $11,634,000 as of December 31, 2010. Included in this classification are non-performing loans, other real estate owned (OREO) and repossessed assets, and non-performing pooled trust preferred securities. Total non-performing loans, which represent loans on non-accrual status, loans past due more than 90 days and still accruing interest and restructured loans were $21,956,000, or 4.64% of total loans, at September 30, 2011 compared with $11,882,000, or 2.49% of total loans, at June 30, 2011 and $9,872,000, or 2.05% of total loans, at December 31, 2010. The increase in non-performing assets between the second and third quarter of 2011 is primarily the result of several large commercial loan relationships that had signs of financial difficulty and tight collateral values. These loans were placed on non-accrual status because it is possible that all principal and interest payments will not be received as expected. Loans on non-accrual status were $19,219,000 at September 30, 2011 compared with $9,455,000 at June 30, 2011 and $7,183,000 at December 31, 2010. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Of the $19,219,000 of non-accrual loans at September 30, 2011, $12,999,000 are current or past due less than 30 days at September 30, 2011. Total delinquent loans that are thirty days or more past due represented 1.90% of total loans at September 30, 2011 compared with 1.72% of total loans at June 30, 2011 and 2.82% of total loans at December 31, 2010.

QNB had OREO and other repossessed assets of $884,000 as of September 30, 2011 compared with $0 at June 30, 2011 and $90,000 at December 31, 2010. Non-performing pooled trust preferred securities are carried at fair value which was $1,878,000, $1,962,000 and $1,672,000 at September 30, 2011, June 30, 2011 and December 31, 2010, respectively.

QNB recorded a provision for loan losses of $650,000 in the third quarter of 2011 compared to $450,000 in the second quarter of 2011 and $1,200,000 in the third quarter of 2010. For the nine month periods ended September 30, 2011 and 2010 the provision for loan losses was $1,750,000 and $2,600,000, respectively. Net loan charge-offs were $633,000 for the third quarter of 2011, or 0.53% annualized of total average loans, compared with $792,000 for the second quarter of 2011, or 0.67% annualized of total average loans, and $77,000 for the third quarter of 2010, or 0.07% annualized of total average loans. Most of the loans charged-off in the third quarter of 2011 had been recognized as impaired with specific reserves established prior to  June 30, 2011. For the nine-month periods ended September 30, 2011 and 2010 net loan charge-offs were $1,838,000, or 0.52% annualized, and $685,000, or 0.20% annualized, respectively.

QNB's allowance for loan losses of $8,867,000 represents 1.87% of total loans at September 30, 2011 compared to an allowance for loan losses of $8,955,000, or 1.86% of total loans, at December 31, 2010 and $8,132,000, or 1.70% of total loans, at September 30, 2010.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

Non-Interest Income
Total non-interest income was $1,082,000 for the third quarter of 2011, an increase of $78,000 compared with the same period in 2010. ATM and debit card income increased $42,000, or 13.2%, and gains on the sale of residential mortgage loans increased $43,000, or 53.1%, when comparing the three month periods. The increase in ATM and debit card income reflects increased usage while the increase in gains on the sale of loans reflects an increase in refinancing activity resulting from the decline in mortgage interest rates during the third quarter of 2011.

Total non-interest income for the nine month period ended September 30, 2011 was $3,092,000, a decrease of $71,000, or 2.2%, from the amount recorded in 2010. Fees for services to customers declined $166,000, or 13.8%, to $1,037,000 and gains on the sale of residential mortgage loans declined $117,000, or 39.3%, to $181,000. The decrease in fees for services to customers was primarily caused by lower overdraft charges as a result of the implementation of new rules under Regulation E. The decline in gains on the sale of residential mortgage loans is a result of less residential mortgage activity during the first six months of 2011 compared with the first six months of 2010 as well as a smaller profit per loan on those sold. As mentioned previously mortgage activity picked up during the third quarter of 2011 as a result of actions by the Federal Reserve Bank to reduce longer term interest rates. Partially offsetting these declines was a $151,000 increase in ATM and debit card income and a $71,000 increase in income on bank-owned life insurance.

Non-Interest Expense
Total non-interest expense was $4,514,000 for the third quarter of 2011, an increase of $36,000, or 0.8%, compared to $4,478,000 for the third quarter of 2010. Salaries and employee benefits expense increased $113,000 or 4.7% when comparing the two quarters. Included in salary and benefit expense for the third quarter of 2011 is an accrual of $186,000 for incentive compensation compared to an accrual of $109,000 for the third quarter of 2010. Also included in the third quarter of 2010 was severance related expenses of $130,000 for two former officers of the Bank. Excluding these items salary and benefit expense increased $166,000, or 7.6%, when comparing the two quarters. This increase is primarily a result of filling the Chief Operating Officer, Chief Compliance Officer and Chief Information and Technology Officer positions and normal merit increases. Also contributing to the increase in non-interest expense was a $79,000 increase in third party services, primarily costs associated with the conversion to a new online and mobile banking system introduced in September 2011. Partially offsetting these higher costs was a reduction in FDIC insurance expense of $227,000. The FDIC changed the method of calculating the basis of the premium as well as reducing the rate charged.

Total non-interest expense was $13,518,000 for the nine-month period ended September 30, 2011. This represents an increase of $681,000, or 5.3%, from the same period in 2010. Higher salary and benefits expense contributed $604,000 of the increase with the accrual for incentive compensation accounting for $283,000 of the total increase in salary and benefits expense. The other items mentioned above for the quarter, including the severance paid in 2010 and the staffing of certain positions also impacted the nine month salary and benefit expense comparison. Also contributing to the increase in total non-interest expense is a $115,000 increase in net occupancy and furniture and fixtures expense. This increase is primarily related to land lease expense and depreciation on leasehold improvements for the permanent Wescosville branch which opened in October 2010 and an increase in equipment maintenance costs. Third party services costs increased $104,000, or 12.6%, when comparing the nine-month periods with costs associated with the conversion to a new online and mobile banking system and the costs of an executive search firm being the primary contributors. Partially offsetting these increases was a $200,000 reduction in FDIC insurance premiums as noted above.

These items noted in the foregoing overview, as well as others, will be discussed and analyzed more thoroughly in the next sections.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis )

	Three Months Ended
	September 30, 2011			September 30, 2010
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$-	0.00%	$-	$-	0.00%	$-
Investment securities:
U.S. Treasury	-	0.00%	-	4,968	0.56%	7
U.S. Government agencies	66,101	2.22%	367	51,819	2.69%	349
State and municipal	72,834	5.80%	1,056	60,807	6.17%	937
Mortgage-backed and CMOs	185,949	3.02%	1,405	137,150	3.65%	1,251
Other debt securities	4,275	1.31%	14	4,290	1.45%	16
Equities	3,320	3.41%	28	3,126	3.21%	25
Total investment securities	332,479	3.45%	2,870	262,160	3.94%	2,585
Loans:
Commercial real estate	262,743	5.73%	3,794	257,567	5.95%	3,861
Residential real estate	24,431	5.35%	327	24,293	5.87%	356
Home equity loans	54,410	4.66%	639	59,688	4.97%	748
Commercial and industrial	87,109	5.05%	1,109	84,212	5.29%	1,122
Indirect lease financing	12,751	9.56%	305	13,851	9.18%	318
Consumer loans	2,448	14.45%	89	2,954	15.22%	113
Tax-exempt loans	31,657	5.77%	460	32,338	6.12%	499
Total loans, net of unearned income*	475,549	5.61%	6,723	474,903	5.86%	7,017
Other earning assets	22,526	0.24%	14	17,475	0.23%	10
Total earning assets	830,554	4.59%	9,607	754,538	5.05%	9,612
Cash and due from banks	11,321			11,088
Allowance for loan losses	(9,003)			(7,270)
Other assets	26,562			26,144
Total assets	$859,434			$784,500

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$87,075	0.45%	98	$82,981	0.66%	138
Municipals	71,157	0.66%	119	43,436	0.94%	104
Money market	69,416	0.38%	67	73,021	0.70%	128
Savings	157,231	0.75%	299	99,376	0.79%	197
Time	190,334	1.51%	722	209,417	1.96%	1,033
Time of $100,000 or more	104,833	1.53%	404	104,930	2.07%	548
Total interest-bearing deposits	680,046	1.00%	1,709	613,161	1.39%	2,148
Short-term borrowings	27,206	0.72%	50	32,950	1.01%	84
Long-term debt	20,302	4.75%	246	20,105	4.75%	244
Total interest-bearing liabilities	727,554	1.09%	2,005	666,216	1.47%	2,476
Non-interest-bearing deposits	64,573			56,595
Other liabilities	2,919			3,362
Shareholders' equity	64,388			58,327
Total liabilities and shareholders' equity	$859,434			$784,500
Net interest rate spread		3.50%			3.58%
Margin/net interest income		3.63%	$7,602		3.75%	$7,136
Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.
Non-accrual loans and investment securities are included in earning assets.
* Includes loans held-for-sale

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Nine Months Ended
	September 30, 2011			September 30, 2010
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$-	0.00%	$-	$-	0.00%	$-
Investment securities:
U.S. Treasury	-	0.00%	-	5,001	0.57%	21
U.S. Government agencies	63,350	2.18%	1,035	56,431	3.14%	1,329
State and municipal	69,575	5.87%	3,064	57,942	6.26%	2,718
Mortgage-backed and CMOs	169,189	3.31%	4,204	130,901	3.95%	3,880
Other debt securities	4,152	1.22%	38	4,388	1.27%	42
Equities	3,287	3.56%	87	2,981	3.57%	80
Total investment securities	309,553	3.63%	8,428	257,644	4.18%	8,070
Loans:
Commercial real estate	262,340	5.89%	11,554	249,497	5.95%	11,108
Residential real estate	23,722	5.42%	964	24,534	5.80%	1,067
Home equity loans	55,720	4.75%	1,981	60,610	5.06%	2,295
Commercial and industrial	87,354	5.16%	3,370	82,039	5.23%	3,211
Indirect lease financing	13,214	9.15%	906	13,916	8.92%	931
Consumer loans	2,521	14.10%	266	3,272	13.74%	336
Tax-exempt loans	31,591	5.97%	1,412	30,242	5.98%	1,353
Total loans, net of unearned income*	476,462	5.74%	20,453	464,110	5.85%	20,301
Other earning assets	17,244	0.24%	31	16,874	0.23%	29
Total earning assets	803,259	4.81%	28,912	738,628	5.14%	28,400
Cash and due from banks	10,359			10,108
Allowance for loan losses	(9,087)			(6,743)
Other assets	26,531			25,997
Total assets	$831,062			$767,990

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$87,610	0.49%	323	$83,576	0.68%	428
Municipals	53,166	0.73%	290	37,186	1.01%	281
Money market	70,769	0.46%	245	74,270	0.82%	455
Savings	149,007	0.79%	881	87,792	0.79%	518
Time	194,228	1.59%	2,306	213,159	2.15%	3,427
Time of $100,000 or more	100,955	1.64%	1,241	105,780	2.24%	1,771
Total interest-bearing deposits	655,735	1.08%	5,286	601,763	1.53%	6,880
Short-term borrowings	26,291	0.83%	163	27,319	1.00%	204
Long-term debt	20,305	4.75%	731	22,673	4.71%	810
Total interest-bearing liabilities	702,331	1.18%	6,180	651,755	1.62%	7,894
Non-interest-bearing deposits	63,148			55,874
Other liabilities	2,966			3,395
Shareholders' equity	62,617			56,966
Total liabilities and shareholders' equity	$831,062			$767,990
Net interest rate spread		3.63%			3.52%
Margin/net interest income		3.78%	$22,732		3.71%	$20,506
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

	Three Months Ended			Nine Months Ended
	September 30, 2011 compared			September 30, 2011 compared
	to September 30, 2010			to September 30, 2010
	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Federal funds sold	$-	$-	$-	$-	$-	$-
Investment securities:
U.S. Treasury	(7)	(7)	-	(21)	(21)	-
U.S. Government agencies	18	96	(78)	(294)	164	(458)
State and municipal	119	186	(67)	346	546	(200)
Mortgage-backed and CMOs	154	445	(291)	324	1,134	(810)
Other debt securities	(2)	-	(2)	(4)	(2)	(2)
Equities	3	1	2	7	7	-
Loans:
Commercial real estate	(67)	77	(144)	446	572	(126)
Residential real estate	(29)	2	(31)	(103)	(36)	(67)
Home equity loans	(109)	(66)	(43)	(314)	(185)	(129)
Commercial and industrial	(13)	38	(51)	159	208	(49)
Indirect lease financing	(13)	(25)	12	(25)	(47)	22
Consumer loans	(24)	(19)	(5)	(70)	(77)	7
Tax-exempt loans	(39)	(11)	(28)	59	61	(2)
Other earning assets	4	3	1	2	1	1
Total interest income	(5)	720	(725)	512	2,325	(1,813)
Interest expense:
Interest-bearing demand	(40)	7	(47)	(105)	20	(125)
Municipals	15	66	(51)	9	121	(112)
Money market	(61)	(6)	(55)	(210)	(21)	(189)
Savings	102	115	(13)	363	361	2
Time	(311)	(95)	(216)	(1,121)	(305)	(816)
Time of $100,000 or more	(144)	(1)	(143)	(530)	(80)	(450)
Short-term borrowings	(34)	(14)	(20)	(41)	(8)	(33)
Long-term debt	2	2	-	(79)	(84)	5
Total interest expense	(471)	74	(545)	(1,714)	4	(1,718)
Net interest income	$466	$646	$(180)	$2,226	$2,321	$(95)

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three- and nine-month periods ended September 30, 2011 and 2010.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Total interest income	$9,085	$9,117	$27,368	$26,994
Total interest expense	2,005	2,476	6,180	7,894
Net interest income	7,080	6,641	21,188	19,100
Tax-equivalent adjustment	522	495	1,544	1,406
Net interest income (fully taxable-equivalent)	$7,602	$7,136	$22,732	$20,506

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

Quarter to Quarter Comparison

Net interest income increased $439,000, or 6.6%, to $7,080,000 for the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010. However, it reflects a slight decline from the $7,151,000 reported for the second quarter of 2011. Negatively impacting net interest income in the third quarter of 2011 was the reversal of $70,000 in interest income on loans that were placed on nonaccrual status during the quarter. The increase in the amount of loans on nonaccrual status also had a negative impact on net interest income as interest on these loans is no longer recognized but deferred. On a tax-equivalent basis, net interest income increased $466,000, or 6.5%, from $7,136,000 for the three months ended September 30, 2010 to $7,602,000 for the same period ended September 30, 2011.

Strong growth in deposits and the investment of these deposits into the securities portfolio was the primary contributor to the increase in net interest income when comparing the two quarters. Average earning assets grew by $76,016,000, or 10.1%, when comparing the third quarter of 2011 to the same period in 2010, with average investment securities increasing $70,319,000, or 26.8%. On the funding side, average deposits increased $74,863,000, or 11.2%, with average transaction accounts increasing $94,043,000, or 26.5%. The growth in transaction accounts is largely due to the success of QNB's Online eSavings account and the seasonal tax deposits of several local school districts and municipalities. Offsetting a portion of this growth was a decline in average time deposits of $19,180,000 when comparing the third quarter 2011 with the same period in 2010.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

With the growth in earning assets occurring in the investment portfolio, the mix of earning assets changed which contributed to a decline in the net interest margin, as investment securities generally earn a lower yield than loans. In addition, the Federal Open Market Committee’s announcement that they were likely to leave the federal funds rate at exceptionally low levels through mid-2013 and their decision to purchase longer term Treasury securities in an effort to further reduce longer term interest rates had the impact of reducing interest rates to historically low levels. As a result, a significant amount of higher yielding bonds with call features were called and prepayments on mortgage-related securities increased, with these proceeds being reinvested in lower yielding investment securities. The net interest margin for the third quarter of 2011 was 3.63% compared to 3.75% for the third quarter of 2010 and 3.84% for the second quarter of 2011. The reversal of interest on loans placed on non-accrual noted above had a negative impact of approximately three basis points on the net interest margin for the third quarter of 2011.

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

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis decreased $5,000 to $9,607,000 for the third quarter of 2011, while total interest expense decreased $471,000, or 19.0%, to $2,005,000. The increase in interest income resulting from volume growth in earning assets was offset by the decrease in interest income resulting from the impact of the decline in interest rates. Volume growth contributed an additional $720,000 of interest income but was offset by a decline in interest income of $725,000 resulting from lower interest rates. With regard to interest expense, lower funding costs resulted in a decline in interest expense of $545,000 which was partially offset by $74,000 in interest expense resulting from an increase in interest-bearing liabilities, primarily deposits.

The yield on earning assets on a tax-equivalent basis decreased 46 basis points from 5.05% for the third quarter of 2010 to 4.59% for the third quarter of 2011 and also declined by 28 basis points from the 4.87% reported for the second quarter of 2011. In comparison, the rate paid on interest-bearing liabilities decreased 38 basis points from 1.47% for the third quarter of 2010 to 1.09% for the third quarter of 2011 and decreased eight basis points when compared to 1.17% reported in the second quarter of 2011.

Interest income on investment securities increased $285,000 when comparing the two quarters as the increase in average balances more than offset the 49 basis point decline in the average yield of the portfolio. The average yield on the investment portfolio was 3.45% for the third quarter of 2011 compared with 3.94% for the third quarter of 2010. As noted previously, the decline in the yield on the investment portfolio is primarily the result of the extended period of low interest rates which has resulted in an increase in cash flow from the investment portfolio as prepayments speeds on mortgage-backed securities and CMOs ramped-up as did the amount of calls of agency and municipal securities. The actions by the Federal Open Market Committee noted above have resulted in a further increase in prepay speeds and calls. The reinvestment of these funds was in securities that had lower yields than what they replaced. The growth in the investment portfolio was primarily in high-quality U.S. Government agency and agency issued mortgage-backed and CMO securities as well as in tax-exempt state and municipal bonds.

Income on Government agency securities increased $18,000, as the 27.6% growth in average balances offset a 47 basis point decline in the yield from 2.69% for the third quarter of 2010 to 2.22% for the same period in 2011. Offsetting the impact of the decline in yield for the quarter was the increase in average balances which contributed $96,000 to interest income. Most of the bonds in the agency portfolio have call features ranging from three months to five years, many of which were exercised as a result of the low interest rate environment. The proceeds from these called bonds as well as liquidity from deposit growth were reinvested in securities with significantly lower yields.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Interest income on tax-exempt municipal securities increased $119,000 with higher balances accounting for $186,000 of additional income. Average balances of tax-exempt municipal securities increased $12,027,000, or 19.8%, to $72,834,000 for the third quarter of 2011. As a result of credit concerns in the municipal market arising from issues with the insurance companies that insure the bonds and concerns over the general health of state and municipal governments because of declining revenues and budget issues resulting from economic conditions, municipal bond yields declined but not to the same degree as yields on other types of securities. As a result QNB expanded its purchase of municipal bonds, primarily general obligation bonds of issuers with strong underlying credit ratings. The yield on the state and municipal portfolio decreased 37 basis points from 6.17% for the third quarter of 2010 to 5.80% for the third quarter of 2011. This decline in yield reduced interest income by $67,000 when comparing the two quarters.

Interest income on mortgage-backed securities and CMOs increased $154,000 with an increase in average balances offsetting the impact of lower rates. Average balances increased $48,799,000, or 35.6%, to $185,949,000 when comparing the two periods and contributed $445,000 in additional income. The yield on the mortgage-backed and CMO portfolio decreased 63 basis points from 3.65% for the third quarter of 2010 to 3.02% for the third quarter of 2011, resulting in a $291,000 reduction in interest income. This portfolio was expanded because it provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested when interest rates eventually increase. With the historically low interest rate environment mortgage refinancing activity over the past two years was significant resulting in an increase in prepayments on these securities. Since most of these securities were purchased at a premium, prepayments result in a shorter amortization period of this premium and therefore a reduction in income. The proceeds from the cash flow of these securities as well as the investment of excess deposits into this portfolio at lower yields also contributed to the reduction in the yield on the total portfolio.

With the issues in the economy and the actions by the Federal Reserve Open Market Committee, Treasury yields declined significantly and the yield curve flattened with the 10-year rate declining below 2.00% during the third quarter of 2011. As a result yields on agency bonds, mortgage-backed securities and municipal securities also declined significantly. It appears that this environment will be present for the next couple of years and as a result the yield on the total investment portfolio is anticipated to continue to decline as cash flow from the portfolio, as well as excess liquidity, is reinvested at current market rates which are significantly below the projected portfolio yield at September 30, 2011 of 3.34%.

Income on loans decreased $294,000 to $6,723,000 when comparing the third quarters of 2011 and 2010 with the decline in the portfolio yield being the reason. The rate earned on loans has not fallen to the degree that the rate earned on investment securities, which are more closely tied to the Treasury yield curve. The yield on the loan portfolio decreased 25 basis points to 5.61% when comparing the same periods, resulting in a reduction in interest income of $290,000. When comparing the two quarters average balances were relatively unchanged. Prior to the third quarter of 2011, QNB was able to minimize the decline in the portfolio yield by implementing interest rate floors on some variable rate commercial loans and home equity lines of credit and by maintain its pricing structure. However, during the third quarter, as a result of the decline in market rates and an increase in competition for quality loans, QNB lowered the rates offered on new loans and reduced rates on some existing loans.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans decreased $67,000 as the decline in yield offset an increase in average balances. The yield on commercial real estate loans was 5.73% for the third quarter of 2011, a decrease of 22 basis points from the 5.95% reported for both the third quarter of 2010 and the second quarter of 2011.  Average balances increased $5,176,000, or 2.0%, to $262,743,000, for the three months ended September 30, 2011 compared with the same quarter in 2010.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Income on commercial and industrial loans, the second largest category, decreased $13,000 with the positive impact from the growth in balances again being offset by the decline in the yield. Average commercial and industrial loans increased $2,897,000, or 3.4%, to $87,109,000 for the third quarter of 2011, contributing an additional $38,000 in interest income. The average yield on these loans decreased 24 basis points to 5.05% resulting in a decrease in income of $51,000.

Income on home equity loans declined by $109,000 when comparing the third quarter of 2011 and 2010. During this same time period average home equity loans decreased $5,278,000, or 8.8%, to $54,410,000, while the yield on the home equity portfolio decreased 31 basis points to 4.66%. The demand for home equity loans has declined as home values have fallen preventing some homeowners from having equity in their homes to borrow against while others have taken advantage of the low interest rates on mortgages and refinanced their home equity loans into a new mortgage.

For the most part, earning assets are funded by deposits, which increased on average by $74,863,000, or 11.2%, to $744,619,000, when comparing the third quarters of 2011 and 2010. It appears that customers continue to be attracted to the safety of FDIC insured deposits and the stability of a strong local community bank as opposed to the volatility of the equity markets and the uncertainty of the larger regional and national banks. The recently enacted Dobb-Frank Act made the increase in the basic limit on FDIC coverage from $100,000 to $250,000 permanent. In addition, QNB participated in the “Transaction Account Guarantee Program”, a program whereby the FDIC fully guaranteed all non-interest bearing transaction accounts until December 31, 2010. These programs likely contributed to the growth in deposits.

While total income on earning assets on a tax-equivalent basis decreased $5,000 when comparing the third quarter of 2011 to the third quarter of 2010, total interest expense declined $471,000. Interest expense on total deposits decreased $439,000 while interest expense on borrowed funds decreased $32,000 when comparing the two quarters. The rate paid on interest-bearing liabilities decreased 38 basis points from 1.47% for the third quarter of 2010 to 1.09% for the third quarter of 2011. During this same period, the rate paid on interest-bearing deposits decreased 39 basis points from 1.39% to 1.00%.

When comparing the third quarter of 2011 to the same quarter in 2010, three out of five categories of average deposits increased. Time deposit and money market accounts experienced declines during the quarter. Unlike prior years, the growth was not centered in time deposits but in accounts with greater liquidity, such as interest- and non-interest-bearing demand, interest-bearing municipal accounts and savings deposits. Average non-interest-bearing demand accounts increased $7,978,000, or 14.1%, to $64,573,000 for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Although the average balance increased about 4.9%, the interest expense on interest-bearing demand accounts decreased from $138,000 for the third quarter of 2010 to $98,000 for the third quarter of 2011 while the average rate paid decreased from 0.66% to 0.45%, respectively. The decrease in interest expense and the average rate paid on interest-bearing demand accounts is primarily the result of a reduction in the rate paid on QNB-Rewards checking, a high-rate checking account product. The rate paid on this account, on balances up to $25,000, was 2.75% at the beginning of the third quarter in 2010 and ended the quarter at 2.05%. This rate for the entire third quarter of 2011 was 1.75%. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle.  For the third quarter of 2011, the average balance in the product was $26,745,000 and the related interest expense was $90,000 for an average yield of 1.33%. This lower rate than the 1.75% reflects the lower rate paid on accounts that do not meet the qualifications (0.15%) or on balances in excess of $25,000 which paid 0.50% during the third quarter of 2011. In comparison the average balance for the third quarter of 2010 was $27,024,000 with a related interest expense of $131,000 and an average rate paid of 1.92%. This product also generates fee income through the use of the check card. The QNB Rewards yield was reduced to 1.50% on November 1, 2011. Even with the reduction in the rates paid on the QNB-Rewards product, the yield of 1.50% for the first $25,000 and 0.50% on balances over $25,000, assuming qualifications are met, is still an attractive rate relative to competitors’ offerings as well as other QNB products.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Interest expense on municipal interest-bearing demand accounts was $119,000 and $104,000 for the third quarter of 2011 and 2010, respectively. The average balance of municipal interest-bearing demand accounts increased $27,721,000, or 63.8%, to $71,157,000 for the third quarter of 2011. Partially offsetting the impact of higher balances was a decline in the average interest rate paid on these accounts from 0.94% for the third quarter of 2010 to 0.66% for the third quarter of 2011 as short-term interest rates declined. Most of these accounts are tied directly to the Federal funds rate with most having rate floors between 0.25% and 0.75%. The balances in many of these accounts are seasonal in nature and are dependent upon the timing of the receipt of taxes and the disbursement by the schools and municipalities. QNB was successful in increasing their relationships with several of these customers in 2011, accounting for the increase in balances. Interest expense on money market accounts decreased $61,000 to $67,000 when comparing the third quarter of 2011 to the same period in 2010. The decline in money market accounts is partly attributable to customers’ attraction to the eSavings product discussed below. Average money market accounts decreased $3,605,000, or 4.9%, to $69,416,000 for the third quarter of 2011 compared with the third quarter of 2010. The average interest rate paid on money market accounts was 0.70% for the third quarter of 2010 and 0.38% for the third quarter of 2011, a decline of 32 basis points. Included in total money market balances is the Select money market account, a higher-yielding money market product that pays a tiered rate based on account balances. With the sharp decline in short-term interest rates, the rates paid on the Select money market account have declined as well. The average rate paid on the Select money market accounts for the third quarter of 2011 was 0.43%, a decline of 36 basis points from the average rate of 0.79% paid for the third quarter of 2010.

During the second quarter of 2009 QNB introduced an online only eSavings account to compete with other online savings accounts. This product was introduced at a yield of 1.85% and has been extremely successful having grown to $107,581,000 at September 30, 2011. As market rates declined, the eSavings yield was also reduced and was 1.00% at September 30, 2011. The average yield paid on these accounts was 1.04% for the third quarter of 2011 compared with a yield of 1.40% for the third quarter of 2010. The average balance of this product was $105,423,000 for the third quarter of 2011 compared to $48,355,000 for the third quarter of 2010 and contributed to the $57,855,000, or 58.2%, increase in total average savings accounts when comparing the two quarters. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category; however, experienced little change when comparing the third quarter 2011 average to the same 2010 quarter. As a result of the decrease in the rate paid on the eSavings product more than offsetting its growth in comparison to the other lower rate savings accounts, the average rate paid on total savings accounts decreased four basis points from 0.79% for the third quarter of 2010 to 0.75% for the third quarter of 2011. Interest expense increased 51.8% from $197,000 to $299,000 over the same period. The growth in balances appears to reflect the desire for safety, liquidity and a better rate than short-term time deposits.

The repricing of time deposits at lower rates has had the greatest impact on total interest expense when comparing the two quarters. Total interest expense on time deposits decreased $455,000, or 28.8%, to $1,126,000 for the third quarter of 2011. Average total time deposits decreased by $19,180,000, or 6.1%, to $295,167,000 for the third quarter of 2011. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. Over the course of 2010 and the nine months of 2011 a significant amount of time deposits have repriced lower as rates have declined. The average rate paid on time deposits decreased from 1.99% to 1.51% when comparing the third quarter of 2010 to the same period in 2011.

Approximately $139,114,000, or 47.6%, of time deposits at September 30, 2011 will reprice or mature over the next 12 months. The average rate paid on these time deposits is approximately 1.09%. Given the short-term nature of QNB’s time deposit portfolio and the current rates being offered, it is likely that the average rate paid on time deposits may continue to decline in the near term as higher costing time deposits are repriced lower. However, given the short-term nature of these deposits interest expense could increase if short-term time deposit rates were to increase suddenly. It is anticipated given recent history, that some of these maturing time deposits will migrate to the online savings product or be withdrawn.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

Short-term borrowings are primarily comprised of sweep accounts structured as repurchase agreements with our commercial customers. Interest expense on short-term borrowings decreased by $34,000 to $50,000 when comparing the two quarters. During this period the average rate paid declined from 1.01% to 0.72% while the average balances declined from $32,950,000 to $27,206,000.

Nine Month Comparison

For the nine-month period ended September 30, 2011 tax-equivalent net interest income increased $2,226,000, or 10.9%. Average earning assets increased $64,631,000, or 8.8%, to $803,259,000 with average investment securities and loans increasing 20.1% and 2.7%, respectively. Average total deposits increased $61,246,000, or 9.3%, to $718,883,000 for the nine-month period ended September 30, 2011 compared to the same period in 2010. The net interest margin on a tax-equivalent basis was 3.78% for the nine-month period ended September 30, 2011 compared with 3.71% for the same period in 2010.

Total interest income on a tax-equivalent basis increased $512,000, from $28,400,000 to $28,912,000, when comparing the nine-month periods ended September 30, 2010 and September 30, 2011 as the additional interest income generated from the growth in earning assets offset the impact of declining yields on those assets. Interest income increased $2,325,000 as a result of volume increases but declined $1,813,000 as a result of lower yields. Average loans increased $12,352,000 to $476,462,000, with average commercial real estate loans increasing $12,843,000, or 5.1%, and average commercial and industrial loans increasing $5,315,000, or 6.5%, when comparing the nine-month periods.

Over this same period average investment securities increased $51,909,000, to $309,553,000 with most of the growth occurring in U.S. Government agency bonds, agency issued mortgage-backed and CMO securities and state tax-exempt municipal bonds. The yield on earning assets decreased from 5.14% to 4.81% for the nine-month periods with the yield on loans decreasing from 5.85% to 5.74% during this time. The yield on investments decreased from 4.18% to 3.63% when comparing the nine-month periods. As discussed previously, the decline in yields reflects the impact of historically low levels of interest rates over the past several years. The impact has been more significant on the investment portfolio as many of the bonds have call features which have been exercised by the issuers or are subject to prepayments as mortgages are refinanced.

In addition to the activity during the third quarter of 2011 noted above, QNB in the first quarter of 2011 sold $10 million in callable agency bonds with maturities ranging from 3 to 5 years that had an average yield of 1.25% and $7.5 million in faster paying mortgage-backed securities with a yield of 3.36%. The net yield on the bonds sold was 2.16%. The proceeds of these bonds were reinvested in lower coupon mortgage-backed securities with an average yield of 3.19%. The 103 basis point pick-up in yield will allow the $169,000 loss to be recouped during the current year and provide additional income over the 3.4 year average term of the bonds sold. The transaction was analyzed under base case interest rates at the time of the trade as well as the impact of rising and falling interest rates. The transaction produced additional income under all scenarios and resulted in a slight extension in the average life of the portfolio in the base case or with rates higher.

Total interest expense decreased $1,714,000, from $7,894,000 for the nine-month period ended September 30, 2010 to $6,180,000, for the nine-month period ended September 30, 2011. The decrease in interest expense was a result of lower rates paid on deposits, especially time deposits. Interest expense on interest-bearing deposits declined by $1,594,000 with interest expense on time deposits declining $1,651,000. The average rate paid on time deposits decreased 57 basis points to 1.61% from 2.18% when comparing the nine-month periods ended September 30, 2011 and 2010. The average balance of total time deposits declined $23,756,000, or 7.4%, to $295,183,000 for the nine months ended September 30, 2011 compared with the similar 2010 period.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (Continued)

While the average balances on time deposits declined when comparing the nine-month periods, the average balances of transaction accounts increased significantly as customers sought the liquidity of these accounts as well as the higher rate being offered on the QNB-Rewards checking product and the Online eSavings product. Interest expense on interest- bearing demand deposits decreased $105,000, resulting from the 19 basis point decrease in the average rate paid more than offset the $4,034,000, or 4.8%, increase in average balances. The interest rate paid on interest-bearing demand accounts decreased from 0.68% for the first nine months of 2010 to 0.49% for the first nine months of 2011. As discussed previously, a reduction in the rate paid on the QNB-Rewards checking account was the primary factor for the decrease in cost of funds in this category. Average savings account balances increased $61,215,000, or 69.7% to $149,007,000 while the average rate paid was unchanged at 0.79%. Virtually all of the growth in this category was related to the Online eSavings account. Even if the rates paid on savings accounts don’t change, the overall cost of funds on savings accounts could continue to increase if the growth in the Online eSavings product continues as this product pays a much higher rate than the other savings account products in this category.

Also contributing to the reduction in interest expense when comparing the nine-month periods was the repayment of long-term debt in the first half of 2010. In January 2010, $10,000,000 in FHLB advances at a rate of 2.97% matured and were repaid. In addition, in April 2010 another $5,000,000 of debt at a rate of 4.90% matured and was repaid. Interest expense on long-term debt declined by $79,000 as the average balance declined from $22,673,000 for the first nine months of 2010 to $20,305,000 for the first nine-months of 2011.

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

Economic conditions over the past few years have contributed to high rates of unemployment and a softening of the residential and commercial real estate markets. These factors have had a negative impact on both consumers and small businesses and have contributed to higher than historical levels of net charge-offs and increases in specific reserves and in non-performing, impaired and classified loans. These factors when combined with the inherent risk related to the significant growth in the loan portfolio prior to 2011 and continued concerns related to economic conditions have resulted in elevated levels of the provision for loan losses and the allowance for loan losses. Since December 31, 2008, the start of the financial crisis, QNB has increased its allowance for loan losses from $3,836,000, or 0.95% of total loans, to $8,867,000, or 1.87%, of total loans at September 30, 2011. Over the past year the allowance for loan losses has been relatively stable representing  $8,955,000, or 1.86% of total loans at December 31, 2010, and $8,132,000, or 1.70% of total loans at September 30, 2010.  The allowance for loan losses at September 30, 2011 is at a level that QNB management believes is adequate as of that date based on its analysis of known and inherent losses in the portfolio.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES (Continued)

QNB recorded a provision for loan losses of $650,000 in the third quarter of 2011 compared to $450,000 in the second quarter of 2011 and $1,200,000 in the third quarter of 2010. For the nine-month periods ended September 30, 2011 and 2010 the provision for loan losses was $1,750,000 and $2,600,000, respectively. Net loan charge-offs were $633,000 for the third quarter of 2011, or 0.53% annualized of total average loans, compared with $792,000 for the second quarter of 2011, or 0.67% annualized of total average loans, and $77,000 for the third quarter of 2010, or 0.07% annualized of total average loans. Most of the loans charged-off in the second and third quarters of 2011 had been recognized as impaired with specific reserves identified prior to their charge-off. For the nine-month periods ended September 30, 2011 and 2010 net loan charge-offs were $1,838,000, and $685,000, 0.52% and 0.20% annualized of total average loans, respectively.

As referenced in the following table the levels of non-performing loans have trended higher over the past year. At September 30, 2011 non-performing loans totaled $21,956,000, as compared to $11,882,000 at June 30, 2011, $9,872,000 at December 31, 2010 and $9,908,000 at September 30, 2010. As a percentage of total loans, non-performing loans have risen from 2.07% at September 30, 2010 to 4.64% at September 30, 2011. The increase in non-performing loans between the second and third quarter of 2011 is primarily the result of several large commercial loan relationships that had signs of financial difficulty and tight collateral values. These loans were placed on non-accrual status because it is possible that all principal and interest payments will not be received as expected. Loans on non-accrual status were $19,219,000 at September 30, 2011 compared with $9,455,000 at June 30, 2011 and $7,183,000 at December 31, 2010. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on the updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Of the total amount of non-accrual loans at September 30, 2011, $12,999,000, or 67.6%, are current or past due less than 30 days at September 30, 2011.

Delinquent loans are considered performing loans and exclude non-accrual loans, restructured loans and loans 90 days or more past due and still accruing interest (all of which are considered non-performing loans). Total delinquent loans at September 30, 2011, December 31, 2010 and September 30, 2010 represent 0.56%, 1.47% and 1.20% of total loans, respectively.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include the borrowers financial condition, payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls may not be classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans and indirect lease financing loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. At September 30, 2011 and December 31, 2010, the recorded investment in loans for which impairment has been identified totaled $35,213,000 and $20,863,000 of which $27,694,000 and $12,568,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $7,519,000 and $8,295,000 at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011 and December 31, 2010, the related allowance for loan losses associated with these loans was $2,008,000 and $2,281,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	September 30,	December 31,
	2011	2010
Non-accrual loans	$19,219	$7,183
Loans past due 90 days or more and still accruing interest	87	268
Restructured loans (not included above)	2,650	2,421
Total non-performing loans	21,956	9,872
Other real estate owned and repossessed assets	884	90
Non-accrual investment securities	1,878	1,672
Total non-performing assets	$24,718	$11,634

Average total loans (YTD)	$476,462	$467,063
Total loans, including loans held-for-sale	472,978	482,410
Allowance for loan losses	8,867	8,955

Allowance for loan losses to:
Non-performing loans	40.39%	90.72%
Total loans	1.87%	1.86%
Average total loans	1.86%	1.92%

Non-performing loans to total loans	4.64%	2.05%
Non-performing assets to total assets	2.82%	1.44%

An analysis of loan charge-offs for the three and nine months ended September 30, 2011 compared to 2010 is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Net charge-offs	$633	$77	$1,838	$685

Net charge-offs (annualized) to:
Total loans	0.54%	0.06%	0.52%	0.19%
Average total loans	0.53%	0.06%	0.52%	0.20%
Allowance for loan losses	28.56%	3.78%	27.64%	11.28%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-Interest Income Comparison
	Three Months Ended		Change from		Nine Months Ended		Change from
	September 30,		Prior Year		September 30,		Prior Year
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Fees for services to customers	$363	$392	$(29)	-7.4%	$1,037	$1,203	$(166)	-13.8%
ATM and debit card	359	317	42	13.2%	1,053	902	151	16.7%
Bank-owned life insurance	80	67	13	19.4%	270	199	71	35.7%
Merchant	85	73	12	16.4%	229	205	24	11.7%
Net gain (loss) on investment securities	(32)	(47)	15	31.9%	(21)	22	(43)	-195.5%
Net gain on sale of loans	124	81	43	53.1%	181	298	(117)	-39.3%
Other	103	121	(18)	-14.9%	343	334	9	2.7%
Total	$1,082	$1,004	$78	7.8%	$3,092	$3,163	$(71)	-2.2%

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and check card income, income on bank-owned life insurance, merchant income and gains and losses on the sale of investment securities and residential mortgage loans.

Quarter to Quarter Comparison

Total non-interest income for the third quarter of 2011 was $1,082,000, an increase of $78,000 compared to $1,004,000 for the third quarter of 2010.

Fees for services to customers were $363,000 for the third quarter of 2011, a $29,000, or 7.4% decline from the same period in 2010. Overdraft income, which represented approximately 69.0% of total fees for services to customers during the third quarter of 2011, declined by $26,000, or 9.4%, to $250,000. The decline in overdraft income is primarily the result of the implementation of new rules under Regulation E during the third quarter of 2010.

ATM and debit card income is primarily comprised of transaction income on debit cards and ATM cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $359,000 for the third quarter of 2011, an increase of $42,000, or 13.2%, from the amount recorded during the third quarter of 2010. Debit card income increased $17,000, or 7.7%, to $234,000, while ATM interchange income increased $28,000, or 37.0%, to $105,000. The increase in debit and ATM card income was a result of the continuing increased reliance on the card as a means of paying for goods and services by both consumers and business cardholders. The higher rate of increase in ATM PIN-based transactions is a function of some merchants recommending lower costing PIN based transactions over higher costing signature debit transactions as well as an increase in the amount QNB receives per transaction. Helping to contribute to the growth in debit card transactions is the growth in the QNB Rewards checking product, a high-yield checking account which requires, among other terms, the posting of a minimum of twelve debit card purchase transactions per statement cycle to receive the high interest rate. The implementation of the Dodd-Frank Act could have negative implications on the amount of interchange income earned by QNB in the future. The impact at this time is unknown.

Income on bank-owned life insurance (BOLI) represents the earnings and death benefits on life insurance policies in which the Bank is the beneficiary. Income on these policies was $80,000 and $67,000 in the third quarter of 2011 and 2010, respectively. Positively impacting income for the third quarter of 2011 was the exchange of several policies into higher yielding investments during the fourth quarter of 2010. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which minimize how low the earnings rate can go. Some of these policies are currently at their floor.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME (Continued)

Merchant income represents fees charged to merchants for the bank’s handling of credit card or charge sales. Merchant income was $85,000 for the third quarter of 2011, an increase of $12,000, or 16.4%, from the amount reported in the same period in 2010. The increase in merchant income is primarily a result of an increase in the number of merchant’s QNB services.

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

Net securities losses were $32,000 and $47,000 for the three months ended September 30, 2011 and 2010, respectively. During the third quarter of 2011 and 2010 QNB recorded credit related other-than-temporary impairment charges of $97,000 and $51,000, respectively. The 2011 charges relate to losses in the equity securities portfolio while the 2010 charges relate to trust preferred securities. Partially offsetting the third quarter 2011 OTTI charges were gains of $65,000 realized on the sale of $4.8 million of higher coupon premium mortgage-backed securities that were prepaying at fast speeds.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. The net gain on the sale of residential mortgage loans was $124,000 and $81,000 for the quarters ended September 30, 2011 and 2010, respectively. The $43,000 increase in the net gain on sale of loans reflects an increase in refinancing activity resulting from the significant decline in mortgage interest rates during the third quarter of 2011. Proceeds from the sale of residential mortgages were $2,834,000 and $1,671,000 for the third quarters of 2011 and 2010, respectively.

The $18,000 decrease in other non-interest income when comparing the two quarters is primarily the result of a decrease in mortgage servicing income. When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to, and over, the period of net servicing income or loss. On a quarterly basis, servicing assets are assessed for impairment based on their fair value. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded. As a result of the significant decline in mortgage interest rates and the resulting increase in refinancing activity, prepayment speeds increased. This had the impact of reducing the value of the mortgage servicing asset. As a result QNB recorded a $15,000 impairment charge during the third quarter of 2011.

Nine-Month Comparison

Total non-interest income for the nine month periods ended September 30, 2011 and 2010 was $3,092,000 and $3,163,000, respectively. Excluding net gains on investment securities and loans for both periods total non-interest income was $2,932,000 and $2,843,000, an increase of $89,000, or 3.1%.

Fees for services to customers declined $166,000, or 13.8%, to $1,037,000. The impact of the implementation of the new rules under Regulation E as well as a $2.00 reduction in the per item fee charged to customers in March 2010 reduced overdraft income by $173,000. Partially offsetting this lost revenue was an increase in activity fees and internet banking fees on business customers.

ATM and debit card income was $1,053,000 for the first nine months of 2011, an increase of $151,000, or 16.7%, from the amount recorded during the first nine months of 2010. Debit card income increased $60,000, or 9.6% to $688,000, while ATM interchange income increased $100,000, or 48.2%, to $307,000.The reason for the growth in income is attributable to the same items discussed for the quarter.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME (Continued)

Income on Bank-owned life insurance was $270,000 and $199,000 for the first nine months of 2011 and 2010, respectively. Included in total BOLI income for 2011 was the recognition of a death benefit payment of $31,000 received during the first quarter on a life insurance policy in which the Bank was the beneficiary. As noted in the review of the quarter, also positively impacting income for the first half of 2011 was the exchange of several policies into higher yielding investments.

The net gain on the sale of residential mortgage loans was $181,000 and $298,000 for the nine months ended September 30, 2011 and 2010, respectively. This $117,000 decrease in the net gain on sale of loans was primarily a result of decreased mortgage activity as well as the interest rate environment at the time of the sale. Proceeds from the sale of residential mortgages were $5,915,000 and $7,057,000 for the first nine months of 2011 and 2010, respectively. Loans sold during the first nine months of 2010 were sold at a higher profit per loan as interest rates declined significantly between the time the loans were originated and the time they were sold. With the decline in mortgage rates to historically low levels during the third quarter of 2011, the amount of refinancing activity has increased substantially. The results of this activity should be realized during the fourth quarter of 2011 as the mortgages settle and are sold. The profit or loss realized will depend on where mortgages rates are at the time of sale.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	Three Months Ended		Change from		Nine Months Ended		Change from
	September 30,		Prior Year		September 30,		Prior Year
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Salaries and employee benefits	$2,522	$2,409	$113	4.7%	$7,317	$6,713	$604	9.0%
Net occupancy	386	386	-	0.0%	1,153	1,115	38	3.4%
Furniture and equipment	319	295	24	8.1%	942	865	77	8.9%
Marketing	165	155	10	6.5%	546	515	31	6.0%
Third-party services	342	263	79	30.0%	930	826	104	12.6%
Telephone, postage and supplies	141	157	(16)	-10.2%	447	456	(9)	-2.0%
State taxes	152	143	9	6.3%	452	422	30	7.1%
FDIC insurance premiums	41	268	(227)	-84.7%	579	779	(200)	-25.7%
Other	446	402	44	10.9%	1,152	1,146	6	0.5%
Total	$4,514	$4,478	$36	0.8%	$13,518	$12,837	$681	5.3%

Quarter to Quarter Comparison

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services, FDIC insurance premiums, regulatory assessments and taxes and various other operating expenses.

Total non-interest expense was $4,514,000 for the third quarter of 2011, an increase of $36,000, or 0.8% compared to the third quarter of 2010. QNB’s overhead efficiency ratio, which represents the percentage of each dollar of revenue that is used for non-interest expense, is calculated by taking non-interest expense divided by net operating revenue on a tax-equivalent basis. QNB’s efficiency ratios were 52.0% and 55.0% for the three months ended September 30, 2011 and 2010, respectively and compare favorably with Pennsylvania commercial banks with assets between $500 million and $1 billion which had an average efficiency ratio of 67.8% for the second quarter of 2011, the most recent period available.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE (Continued)

Salaries and benefits is the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments where appropriate. Salaries and benefits expense for the third quarter of 2011 were $2,522,000, an increase of $113,000, or 4.7%, over the $2,409,000 reported in the third quarter of 2010. Salary expense increased $99,000, or 5.1%, during the period to $2,058,000. Included in salary expense in the third quarter of 2011 was an accrual for incentive compensation of $173,000 compared to an accrual of $101,000 for the third quarter of 2010. Also included in the third quarter of 2010 was severance related expenses of $130,000 for two former officers of the Bank. Excluding these items salary expense increased 9.1% when comparing the two quarters. Also impacting salary expense in 2011 was the hiring of a Chief Operating Officer, a Chief Compliance Officer and a Chief Information and Technology Officer, positions that were vacant during all or part of the third quarter of 2010 as well as normal merit increases.  Comparing the two quarters, benefits expense increased $14,000, or 3.1%, to $464,000. An increase in payroll taxes and retirement plan expense, both a function of salary expense, account for the increase in benefits expense.

Net occupancy expense was $386,000 for both the third quarters of 2011 and 2010 while furniture and equipment expense increased $24,000, or 8.1%, to $319,000 when comparing the two quarters.. The increase in furniture and equipment expense relates to higher equipment maintenance costs, which increased $28,000 when comparing the third quarter of 2011 to the third quarter of 2010. An increase in either maintenance contract costs or actual repair costs for HVAC, ATM machines, copiers and printers contributed to the increase in equipment maintenance expense.

Marketing expense was $165,000 for the third quarter of 2011, an increase of $10,000, or 6.5%, compared to the same period in 2010. An increase in advertising accounts for the variance.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include internet and mobile banking, correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $79,000, or 30.0%, to $342,000 for the three months ended September 30, 2011 compared to the same period in 2010. The largest portion of the increase related to the following third party services:
•	Consultant expense increased $15,000 as a result of using an executive search firm to hire a Chief Information and Technology Officer.
•
Third party IT services increased $70,000, with $58,000 related to costs associated with the conversion to a new online and mobile banking system that was introduced during the third quarter of 2011 and $13,000 related to the  outsourcing of the Bank’s email system.

Telephone, postage and supplies expense was $141,000 for the third quarter of 2011. This represents a reduction of $16,000 from the amount reported during the third quarter of 2010. Supplies expense was $13,000 higher in 2010.

State tax expense represents the accrual of the Pennsylvania shares tax, which is based on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $152,000 for the third quarter of 2011, an increase of $9,000 compared to the same period in 2010. The Bank’s Pennsylvania Shares Tax was $148,000 for the third quarter of 2011, an increase of $8,000 resulting from an increase in the Bank’s equity.

FDIC insurance premium expense decreased $227,000 to $41,000, when comparing the third quarter of 2011 to 2010. Beginning April 1, 2011, the FDIC changed the method used to calculate insurance premiums. Prior to this date deposits were used as the base for calculating the premium while going forward assets less tangible equity will be used as the base. In addition the rate was reduced by approximately seven basis points for institutions classified as Risk Category 1. The third quarter also includes a reversal of an over accrual of $115,000 related to the change in the calculation.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE (Continued)

Nine-Month Comparison

Total non-interest expense was $13,518,000 for the nine-month period ended September 30, 2011 compared to $12,837,000 for the same period in 2010, an increase of $681,000, or 5.3%.

Salaries and benefits expense increased $604,000, to $7,317,000 for the nine months ended September 30, 2011 compared to the same period in 2010. Salary expense increased $477,000 or 8.9% during the period to $5,842,000. Included in salary expense in the first nine months of 2011 was an accrual for incentive compensation of $365,000 compared to an accrual of $101,000 for the first nine months of 2010. Excluding the incentive compensation accrual in both years and severance expense of $130,000 discussed previously for 2010, salary expense increased 6.7% compared to the first nine months of 2010. Similar to the quarter, the filling of the three positions previously identified as well as normal merit increases also contributed to the increase in salary expense in 2011.  Comparing the nine month periods, benefits expense increased $127,000, or 9.4%, to $1,475,000. Payroll related tax expense increased $55,000 and retirement plan expense increased $11,000, while medical and dental premiums and reimbursement claims increased $32,000 comparing the nine month periods. Also contributing to the increase in benefit expense in 2011 was $32,000 in relocation costs for the Chief Operating Officer.

Net occupancy expense increased $38,000, or 3.4%, to $1,153,000 for the first nine months of 2011 while furniture and equipment expense increased $77,000, or 8.9%, to $942,000 compared to the same 2010 period. Most of the increase in net occupancy expense relates to lease expense and the depreciation of leasehold improvements for the Wescosville branch opened in October 2010 offset by lower utility and building maintenance costs. The increase in furniture and equipment expense relates to higher equipment maintenance costs of $76,000, similar to what was discussed for the quarter.

Marketing expense increased $31,000, or 6.0%, to $546,000 for the first nine months of 2011. An increase in charitable contributions, advertising and public relations costs account for most of the increase in marketing expense. QNB contributes to many not-for-profit organizations and clubs and sponsors many local events in the communities it serves.

Third party services expense increased $104,000, or 12.6%, to $930,000 for the nine months ended September 30, 2011 when compared to the same period in 2010. The largest portion of the increase related to the following third party services:
•
Consultant expense increased $53,000 as a result of using an executive search firm to hire a Chief Information and Technology Officer in 2011. This was partially offset by an $18,000 reduction in leadership training expense that was recorded in 2010.

•
Third party IT services increased $106,000, with $82,000 related to costs associated with the conversion to a new online and mobile banking system that was introduced during the third quarter of 2011 and $18,000 related to the  outsourcing of the Bank’s email system at the end of the second quarter of 2011.

•	Legal expense decreased $16,000, or 15.0%, to $88,000 for the first nine months of 2011. A reduction in general corporate legal expense as well as loan collection costs accounts for the decline.

As mentioned in the quarterly analysis the FDIC changed the method of calculating the basis of the premium as well as reducing the rate charged. These changes resulted in a $200,000 reduction in FDIC insurance premium expense when comparing the the nine month periods. FDIC expense wsa $579,000 for the first nine months of 2011 compared to $779,000 for the same period in 2010.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 2011, QNB’s net deferred tax asset was $869,000. The primary components of deferred taxes are a deferred tax asset of $3,015,000 relating to the allowance for loan losses, a deferred tax asset of $221,000 generated by OTTI charges on equity securities and a deferred tax asset of $435,000 related to OTTI charges on pooled trust preferred securities. Partially offsetting these deferred tax assets was a deferred tax liability of $2,389,000 resulting from unrealized gains on available-for-sale securities. As of September 30, 2010, QNB’s net deferred tax asset was $934,000. The primary components of deferred taxes at September 30, 2010 are a deferred tax asset of $2,765,000 relating to the allowance for loan losses, a deferred tax asset of $269,000 generated by OTTI charges on equity securities and a deferred tax asset of $435,000 related to OTTI charges on trust preferred securities. Partially offsetting these deferred tax assets was a deferred tax liability of $2,270,000 resulting from unrealized gains on available-for-sale securities.

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

Applicable income taxes and effective tax rates were $676,000, or 22.6%, for the three-month period ended September 30, 2011, and $349,000, or 17.7%, for the same period in 2010. For the nine-month periods ended September 30, 2011 and 2010 applicable income taxes and the effective tax rate were $2,044,000, or 22.7%, and $1,419,000, or 20.8%, respectively. The higher effective tax rate for both periods in 2011 is predominantly a result of tax-exempt income from loans and securities comprising a lower proportion of pre-tax income.

FINANCIAL CONDITION ANALYSIS

The following balance sheet analysis compares average balance sheet data for the nine months ended September 30, 2011 and 2010, as well as the period ended balances as of September 30, 2011 and December 31, 2010.

Average earning assets for the nine-month period ended September 30, 2011 increased $64,631,000, or 8.8%, to $803,259,000 from $738,628,000 for the nine months ended September  30, 2010. The mix of earning assets changed when comparing the two periods as most of the growth in earning assets has occurred in the investment portfolio as loan demand is slack. Average loans increased $12,352,000, or 2.7%, while average investment securities increased $51,909,000, or 20.1%. Average loans represented 59.3% of earning assets for the nine months of 2011, while average investment securities represented 38.5% of earning assets for the same period. This compares to 62.8% and 34.9%, respectively, for the first nine months of 2010.

QNB’s primary business is accepting deposits and making loans to meet the credit needs of the communities it serves. Loans are the most significant component of earning assets and growth in loans to small businesses and residents of these communities has been a primary focus of QNB. Inherent within the lending function is the evaluation and acceptance of credit risk and interest rate risk. QNB manages credit risk associated with its lending activities through portfolio diversification, underwriting policies and procedures and loan monitoring practices. Loan activity which had been strong for 2009 and most of 2010, slowed significantly during the fourth quarter of 2010 and the first nine months of 2011. In light of economic conditions businesses appear to be holding off investing in new equipment or any other type of financing and are paying down their lines with excess cash. As a result total loans decreased 1.0% between September 30, 2010 and September 30, 2011 and decreased 1.9% since December 31, 2010. Despite the lack of growth in the loan portfolio, QNB remains committed to make credit available to its customers.

Average total commercial loans increased $19,507,000 when comparing the first nine months of 2011 to the first nine months of 2010. Most of the 5.4% growth in average commercial loans was in loans secured by real estate, either commercial or residential properties, which increased $12,843,000, or 5.1%, to $262,340,000. Commercial and industrial loans represent commercial purpose loans that are either secured by collateral other than real estate or unsecured. Many of these loans are for operating lines of credit. Average commercial and industrial loans increased $5,315,000, or 6.5%, when comparing the average balances for the nine month periods while average tax-exempt loans to state and municipal organizations increased $1,349,000, or 4.5% over the same time period.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS (Continued)

Average home equity loans continue to decline with average balances decreasing from $60,610,000 for the first nine months of 2010 to $55,720,000 for the first nine months of 2011. With the decline in mortgage interest rates customers have paid down their home equity loans when they refinance their first mortgage. The other impact of the low interest rate environment is movement from fixed rate home equity loans to floating rate lines tied to prime rate.

As a result of the continued strong growth in deposits and the decline in loan balances since December 31, 2010, investment security balances have increased significantly from December 31, 2010 to September 30, 2011.  Total investment securities were $352,251,000 at September 30, 2011 compared with $327,936,000 at June 30, 2011 and $293,231,000 at December 31, 2010. In addition, with the further decline in interest rates and the flattening of the yield curve, cash flow from the portfolio from calls and prepayments increased during the third quarter of 2011. When combined with the sales of bonds, discussed previously, the cash flow from the portfolio and deposit growth resulted in $176,940,000 in purchases during the first nine months of 2011. This activity combined with the relative value of mortgage backed and tax-exempt securities has led to a change in the composition of the portfolio since December 31, 2010 with agency mortgage-backed securities, collateralized mortgage obligations(CMOs) and tax-exempt state and municipal securities increasing by $32,785,000, $13,589,000 and $14,742,000, respectively, when comparing December 31, 2010 and September 30, 2011.

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

QNB does own CDOs in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by banks or bank holding companies, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. QNB holds eight of these securities with an amortized cost of $3,640,000 and a fair value of $1,878,000 at September 30, 2011. During the first nine months of 2010 a $277,000 credit-related other-than-temporary impairment charge was taken on three issues. There was no credit-related other-than-temporary impairment charge in the first nine months of 2011. It is possible that future calculations could require recording additional other-than-temporary impairment charges through earnings. For additional detail on these securities see Note 7 Investment Securities and Note 9 Fair Value Measurements and Disclosures.

For the most part, earning assets are funded by deposits. Total average deposits increased $61,246,000, or 9.3%, to $718,883,000 for the first nine months of 2011 compared to the first nine months of 2010. Customers are continuing to look for the safety of FDIC insured deposits and the stability of a strong local community bank as opposed to the volatility of the equity markets and the uncertainty of the larger regional and national banks.

Most of the increase in average deposits was in savings accounts which increased $61,215,000, or 69.7%, to $149,007,000 for the first nine months of 2011. The growth in savings accounts is largely due to the success of QNB’s newest deposit product, Online eSavings, which pays a rate significantly higher than the average savings account rate. The average balance of this product was $97,055,000 for the first nine months of 2011, an increase of $60,294,000 from the average balance for the first nine months of 2010. The average rate paid on this account for the first nine months of 2011 was 1.11%.

Average non-interest bearing demand accounts increased $7,274,000, or 13.0%, when comparing the nine month periods with growth in business accounts being the primary contributor. Average interest-bearing demand and municipal accounts increased $4,034,000, or 4.8%, and $15,980,000, or 43.0%, respectively, when comparing the first nine months of 2011 and 2010. The growth in relationships with several school districts contributed to the increase in municipal balances. These balances tend to be seasonal in nature and generally peak during the third quarter when taxes are collected. Total average time deposits decreased $23,756,000, or 7.4%, when comparing the nine month periods as customers were looking for the liquidity of transaction accounts including the eSavings product.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS (Continued)

Total assets at September 30, 2011 were $875,211,000 compared with $809,260,000 at December 31, 2010, an increase of $65,951,000, or 8.1%. This also represents an increase of $35,931,000 from total reported assets at June 30, 2011.  As noted previously most of these increases were centered in investment securities which increased $59,020,000, or 20.1% since December 31, 2010. In addition, cash and cash equivalents increased from $14,912,000 at December 31, 2010 to $32,436,000 at September 30, 2011 with most of the increase occurring in interest-earning balances at the Federal Reserve Bank. These balances were temporarily maintained at higher levels as a result of the increase in municipal deposits and the anticipated withdrawal of some of these deposits. In contrast, total loans decreased $9,204,000, or 1.9%, to $472,978,000 at September 30, 2011. As discussed previously there is currently very little demand for loans by businesses and consumers.

On the liability side, total deposits increased by $62,163,000, or 8.9%, since year-end and $37,459,000 since June 30, 2011. The growth since December was centered in lower-cost core deposits, including savings accounts which increased $39,814,000, or 33.7%, to $157,880,000. The increase in savings accounts was entirely in the Online eSavings product whose balances increased from $67,435,000 at December 31, 2010 to $107,581,000 at September 30, 2011. Also contributing to the increase in total deposits was growth in non-interest bearing demand accounts which increased $8,297,000 to $63,674,000 at September 30, 2011 and interest-bearing demand accounts which increased $28,411,000, or 21.4% to $160,911,000 at September 30, 2011. The growth in interest-bearing demand accounts was attributable to municipal deposits which increased $29,313,000 between December 31, 2010 and September 30, 2011. Municipal deposit growth also accounts for the majority of the increase in deposits between June 30, 2011 and September 30, 2011 with interest-bearing demand municipal balances increasing by $23,560,000 and municipal money market accounts increasing by $14,508,000 between June and September. Offsetting these increases was a decline in time deposit balances between December 31, 2010 and September 30, 2011. Time deposits declined $17,999,000, or 5.8%, from $310,232,000 at December 31, 2010 to $292,233,000 at September 30, 2011 as customers continue to look for liquidity. Another contributing factor would be that the rate paid on the Online eSavings product is higher than the rates paid on many of the short-term time deposits.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At September 30, 2011, the Bank had a maximum borrowing capacity with the FHLB of approximately $180,700,000. The maximum borrowing capacity changes as a function of qualifying collateral assets. QNB has no outstanding borrowings with the FHLB at September 30, 2011. In addition, the Bank maintains two unsecured Federal funds lines with two correspondent banks totaling $18,000,000. At September 30, 2011, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn. As part of its contingency funding plan QNB successfully tested its ability to borrow from these sources during the third quarter of 2011.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY (Continued)

Total cash and cash equivalents, available-for-sale investment securities and loans held-for-sale totaled $382,846,000 and $305,704,000 at September 30, 2011 and December 31, 2010, respectively. The increase in liquid sources is primarily the result of a $59,846,000 increase in available-for-sale investment securities as of September 30, 2011 and a $15,297,000 increase in interest-bearing cash at the Federal Reserve Bank. These sources were primarily funded from an increase in total deposits and a reduction in total loans. These sources should be adequate to meet normal fluctuations in loan demand or deposit withdrawals. With the current low interest rate environment, it is anticipated that the investment portfolio will continue to provide significant liquidity as agency and municipal bonds are called and as cash flow on mortgage-backed and CMO securities continues to be steady. In the event that interest rates would increase the cash flow available from the investment portfolio could decrease.

Approximately $173,095,000 and $133,446,000 of available-for-sale securities at September 30, 2011 and December 31, 2010, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The increase in pledged securities relates to the increase in seasonal deposits of schools and municipalities during the third quarter of 2011.

As an additional source of liquidity, QNB is a member of the Certificate of Deposit Account Registry Service (CDARS) program offered by the Promontory Interfinancial Network, LLC. CDARS is a funding and liquidity management tool used by banks to access funds and manage their balance sheet. It enables financial institutions to provide customers with full FDIC insurance on time deposits over $250,000 that are placed in the program. During the third quarter of 2011, QNB began offering Insured Cash Sweep (ICS), a product similar to CDARS, but one that provides liquidity like a money market or savings account.

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at September 30, 2011 was $69,445,000, or 7.93% of total assets, compared to shareholders' equity of $61,090,000, or 7.55% of total assets, at December 31, 2010. Shareholders’ equity at September 30, 2011 and December 31, 2010 included a positive adjustment of $4,638,000 and $1,539,000, respectively, related to unrealized holding gains, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 7.44% and 7.37% at September 30, 2011 and December 31, 2010, respectively.

Average shareholders' equity and average total assets were $62,617,000 and $831,062,000 for the first nine months of 2011, an increase of 8.7% and 7.0%, respectively, from the averages for the year ended December 31, 2010. The ratio of average total equity to average total assets was 7.53% for the first nine months of 2011 compared to 7.42% for all of 2010.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL ADEQUACY (Continued)

The following table sets forth consolidated information for QNB Corp.:

Capital Analysis
	September 30, 2011	December 31, 2010
Tier I
Shareholder's equity	$69,445	$61,090
Net unrealized securities gains	(4,638)	(1,539)
Total Tier I risk-based capital	$64,807	$59,551

Tier II
Allowable portion: Allowance for loan losses	$7,096	$7,100
Unrealized gains on equity securities	87	281
Total risk-based capital	$71,990	$66,932
Risk-weighted assets	$565,876	$566,109
Average assets	$859,434	$802,144

Capital Ratios
	September 30, 2011	December 31, 2010
Tier I capital/risk-weighted assets	11.45%	10.52%
Total risk-based capital/risk-weighted assets	12.72%	11.82%
Tier I capital/average assets (leverage ratio)	7.54%	7.42%

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for the total risk-based capital and 4.00% for leverage. All capital ratios have improved from December 31, 2010 as the growth rate of Tier I and total risk based capital has exceeded the growth rate of risk-weighted assets and quarterly average assets.

During the first quarter of 2010, QNB began offering a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $529,000 to capital during first nine months of 2011.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of September 30, 2011, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There were no shares repurchased under the plan since the first quarter of 2009.

Continuing to impact risk-weighted assets is the $27,215,000 of risk-weighted assets due to mezzanine tranches of pooled trust preferred securities that were downgraded below investment grade during the first quarter of 2009. Although the amortized cost of these securities was only $3,640,000 at September 30, 2011, regulatory guidance required an additional $27,215,000 to be included in risk-weighted assets. The Bank utilized the method as outlined in the Call Report Instructions for an available-for-sale bond that has not triggered the Low Level Exposure (LLE) rule. The mezzanine tranches of CDOs that utilized this method of risk-weighting are five out of eight pooled trust preferred securities (PreTSLs) held by the Bank as of September 30, 2011. The other three pooled trust preferred securities have only one tranche remaining so the treatment noted above does not apply.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL ADEQUACY (Continued)

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At September 30, 2011 and December 31, 2010, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

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

QNB primarily focuses on the management of the one-year interest rate sensitivity gap. The one-year cumulative gap, which reflects QNB’s interest sensitivity over a period of time, was a negative $24,576,000 at September 30, 2011. The cumulative one-year gap equals -2.9% of total rate sensitive assets. This position compares to a negative gap position of $138,751,000, or -17.5% of total rate sensitive assets, at December 31, 2010. The decrease in the negative gap position is primarily the result of a decrease in the amount of time deposits scheduled to reprice over the next twelve months. As of December 31, 2010 there were $232,201,000 of time deposits scheduled to reprice in 2011 with $191,090,000 scheduled to reprice during the first nine months of 2011. This compares to $139,114,000 in time deposits as of September 30, 2011 scheduled to reprice over the next twelve months. QNB was successful in retaining the majority of the time deposits that matured during the first nine months of 2011 and usually in a lower cost time deposit or in the online eSavings product. Total time deposits decreased $17,999,000 between December 31, 2010 and September 30, 2011 while savings account balances increased $39,814,000 during this same time period. Also contributing to the reduction in the negative gap position from December 31, 2010 to September 30, 2011 was an increase in amount of expected cash flow from the investment portfolio over the next twelve months. The amount of investments expected to mature, prepay or be called over a twelve month period at September 30, 2011 was $143,511,000 compared with $76,068,000 at December 31, 2010. Estimated prepayments on mortgage-backed securities and CMO’s have increased as has the amount of anticipated calls of Agency and Municipal securities as Treasury rates have declined and the yield curve has flattened.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTEREST RATE SENSITIVITY (Continued)

QNB also uses a simulation model to assess the impact of changes in interest rates on net interest income. The model reflects management’s assumptions related to asset yields and rates paid on liabilities, deposit sensitivity, and the size, composition and maturity or repricing characteristics of the balance sheet. The assumptions are based on the interest rate environment at period end. Management also evaluates the impact of higher and lower interest rates by simulating the impact on net interest income of changing rates. While management performs rate shocks of 100, 200 and 300 basis points, it believes that, given the level of interest rates at September 30, 2011, it is unlikely that interest rates would decline by 200 or 300 basis points. The simulation results can be found in the chart below.

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

In a rising rate environment net interest income increases for the first 200 basis point increase in interest rates as earning assets reprice by a larger amount than do interest-bearing liabilities.  Actual results may differ from simulated results due to various factors including time, magnitude and frequency of interest rate changes, the relationship or spread between various rates, loan pricing and deposit sensitivity, and asset/liability strategies.

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

The nature of QNB’s current operation is such that it is not subject to foreign currency exchange or commodity price risk. At September 30, 2011, QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

The table below summarizes estimated changes in net interest income over a twelve-month period, under alternative interest rate scenarios.

Change in Interest Rates	Net Interest Income	Dollar Change	% Change
+300 Basis Points	$28,046	$1,083	4.0%
+200 Basis Points	28,255	1,292	4.8
+100 Basis Points	28,113	1,150	4.3
Flat Rate	26,963	-	-
-100 Basis Points	25,463	(1,500)	(5.6)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The information required in response to this item is set forth in Item 2, above.

ITEM 4.	CONTROLS AND PROCEDURES

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

QNB CORP. AND SUBSIDIARY

PART II.  OTHER INFORMATION

SEPTEMBER 30, 2011

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors
There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

July 1, 2011 through July 31, 2011	-	-	-	42,117
August 1, 2011 through August 31, 2011	-	-	-	42,117
September 1, 2011 through September 30, 2011	-	-	-	42,117
Total	-	-	-	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Item 3.	Default Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3(i)	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrants Form DEF 14-A filed with the Commission on April 15, 2005).

Exhibit 3(ii)	Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrants Form 8-K filed with the Commission on January 23, 2006).

Exhibit 11	Statement Re: Computation of Earnings Per Share. (Included in Part I, Item I, hereof.)

Exhibit 31.1	Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Section 906 Certification of Chief Financial Officer

The following Exhibits are being furnished* as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

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

QNB Corp.

Date:	November 14, 2011	By:	/s/ Thomas J. Bisko
Thomas J. Bisko
Chief Executive Officer

Date:	November 14, 2011	By:	/s/ Bret H. Krevolin
Bret H. Krevolin
Chief Financial Officer