Form 10-K
period 2011-12-31
QNB CORP
filed 2012-03-29
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______________ to _______________ .

Commission file number 0-17706

QNB Corp.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2318082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15 North Third Street, P.O. Box 9005 Quakertown, PA	18951-9005
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code (215) 538-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, $0.625 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

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

Yes ☐ No ☑

As of February 29, 2012, 3,181,205 shares of common stock of the registrant were outstanding. As of June 30, 2011, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $62,199,000 based upon the average bid and asked prices of the common stock as reported on the OTC BB.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for the annual meeting of its shareholders to be held May 22, 2012 are incorporated by reference in Part III of this report.

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of QNB Corp. and its subsidiary and could cause those results to differ materially from those expressed in the forward looking statements contained or incorporated by reference in this document. These factors include, but are not limited to, the following:

•	Volatility in interest rates and shape of the yield curve;
•	Credit risk;
•	Liquidity risk;
•	Operating, legal and regulatory risks;
•	Economic, political and competitive forces affecting QNB Corp.’s business;
•	The risk that the Federal Deposit Insurance Corporation (FDIC) could levy additional insurance assessments on all insured institutions in order to replenish the Deposit Insurance Fund based on the level of bank failures in the future; and
•	The risk that the analysis of these risks and forces could be incorrect, and/or that the strategies developed to address them could be unsuccessful.

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

Prior to December 28, 2007, the Bank was a national banking association organized in 1877 as Quakertown National Bank, was chartered under the National Banking Act and was subject to Federal and state laws applicable to national banks. Effective December 28, 2007, the Bank became a Pennsylvania chartered commercial bank and changed its name to QNB Bank. The Bank’s principal office is located in Quakertown, Bucks County, Pennsylvania. The Bank also operates eight other full-service community banking offices in Bucks, Montgomery and Lehigh counties in southeastern Pennsylvania.

The Bank is engaged in the general commercial banking business and provides a full range of banking services to its customers. These banking services consist of, among other things, attracting deposits and using these funds in making commercial loans, residential mortgage loans, consumer loans, and purchasing investment securities. These deposits are in the form of time, demand and savings accounts. Time deposits include certificates of deposit and individual retirement accounts. The Bank’s demand and savings accounts include money market accounts, interest-bearing demand accounts (including a high-yield checking account), club accounts, traditional statement savings accounts, and a high-yield online savings account.

At December 31, 2011, QNB had total assets of $868,804,000, total loans of $489,936,000, total deposits of $750,712,000 and total shareholders’ equity of $70,841,000. For the year ended December 31, 2011, QNB reported net income of $8,880,000 compared to net income for the year ended December 31, 2010 of $7,217,000.

At February 29, 2012, the Bank had 154 full-time employees and 20 part-time employees. The Bank’s employees have a customer-oriented philosophy, a strong commitment to service and a “sincere interest” in their customers’ success. They maintain close contact with both the residents and local business people in the communities in which they serve, responding to changes in market conditions and customer requests in a timely manner.

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

Competition for loans and deposits comes principally from commercial banks, savings institutions, credit unions and non-bank financial service providers. Factors in successfully competing for deposits include providing excellent customer service, convenient locations and hours of operation, attractive rates, low fees, and alternative delivery systems. One such delivery system is a courier service offered to businesses to assist in their daily banking needs without having to leave their workplace. During 2011, QNB also introduced remote deposit capture for those commercial customers that are not conveniently located near one of our branches. Successful loan origination tends to depend not only on interest rate and terms of the loan but on being responsive and flexible to the customers’ needs. While many competitors within the Bank’s primary market have substantially higher legal lending limits, QNB often has the ability, through loan participations, to meet the larger lending needs of its customers.

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

The recession, which economists suggest began in October 2007, became a major force over the past several years in the United States of America (U.S.) and around the world. In the U.S., the Government provided support for financial institutions that requested it in order to strengthen capital, increase liquidity and ease the credit markets. In the U.S., these actions provided capital for some banks and other financial institutions and generally increased regulations and oversight on virtually all banks. QNB did not request or receive any capital provided by the U.S. Government under these programs.

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

Under these policies and subject to the restrictions applicable to the Bank, to remain “well-capitalized,” the Bank had approximately $11,887,000 available for payment of dividends to the Company at December 31, 2011.

Capital Adequacy

Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of total capital must be Tier 1 capital. Tier 1 capital consists principally of common shareholders’ equity, plus retained earnings, less certain intangible assets. The remainder of total capital may consist of the allowance for loan losses, which is considered Tier 2 capital. At December 31, 2011, QNB’s Tier 1 capital and total capital (Tier 1 and Tier 2 combined) ratios were 11.42% and 12.71%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum leverage ratio. This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 4% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum. At December 31, 2011, QNB’s leverage ratio was 7.61%.

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

At December 31, 2011, the Bank qualified as well capitalized under these regulatory standards. See Note 19 of the Notes to Consolidated Financial Statements included at Item 8 of this Report for additional information.

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

FDIC Insurance Assessments

The Bank’s deposits are insured to the applicable limits as determined by the FDIC, which is currently $250,000 per depositor, with the exception of non-interest bearing transaction accounts which have unlimited coverage through December 31, 2012.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments (billed in arrears) based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I.

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

On September 29, 2009, the FDIC adopted an Amended Restoration Plan to allow the DIF to return to a reserve ratio of 1.15% within eight years as mandated by statute, and simultaneously adopted higher annual risk-based assessment rates effective January 1, 2011. In 2009, the DIF’s liquid assets were used to protect depositors of failed institutions. Because of bank failures and projected bank failures, the FDIC determined that it needed more liquidity to protect depositors. Pursuant to this Amended Plan, the FDIC amended its assessment regulations to require all institutions to prepay, on December 30, 2009, their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, as estimated by the FDIC. The assessment paid by the Bank at that time was $3,407,000, of which $1,504,000 remains in a prepaid asset account at December 31, 2011. It will be expensed monthly based on actual FDIC assessment rate calculations. Any excess prepaid amounts may be utilized up to June 30, 2013 at which time any excess will be returned to the Bank.

Beginning with the second quarter of 2011, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the assessment base that the FDIC uses to calculate assessment premiums is a bank’s average assets minus average tangible equity. As the asset base of the banking industry is larger than the deposit base, the range of assessment rates will change to a low of 2.5 basis points to a high of 45 basis points, per $100 of assets; however, the dollar amount of the actual premiums is expected to be roughly the same.

The FDIC is required under the Dodd-Frank Act to establish assessment rates that will allow the Deposit Insurance Fund to achieve a reserve ratio of 1.35% of Insurance Fund insured deposits by September 2020. In addition, the FDIC has established a “designated reserve ratio” of 2.0%, a target ratio that, until it is achieved, will not likely result in the FDIC reducing assessment rates. In attempting to achieve the mandated 1.35% ratio, the FDIC is required to implement assessment formulas that charge banks over $10 billion in asset size more than banks under that size. Those new formulas began in the second quarter of 2011, but did not affect the Bank. Under the Dodd-Frank Act, the FDIC is authorized to make reimbursements from the Insurance Fund to banks if the reserve ratio exceeds 1.50%, but the FDIC has adopted the “designated reserve ratio” of 2.0% and has announced that any reimbursements from the fund are indefinitely suspended. For the years ended December 31, 2011 and 2010, the Bank recorded $716,000 and $974,000, respectively, in FDIC deposit insurance premium expense.

In addition, all insured institutions of the FDIC are required to pay assessments to fund interest payments on Financing Corporation (FICO) bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the FICO bonds; however, beginning in 2000, commercial banks and thrifts are subject to the same assessment for FICO bonds. The FDIC has the authority to set the Financing Corporation assessment rate every quarter. The expense for 2011 and 2010 recorded by QNB was $65,000 and $67,000, respectively. These assessments will continue until the Financing Corporation bonds mature in 2017.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At December 31, 2011, the Bank had no FHLB advances outstanding.

As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB. On October 28, 2010 the FHLB announced their decision to have a limited excess capital stock repurchase. QNB received $115,000 on October 29, 2010. These capital stock purchases have continued throughout 2011 and QNB received another $401,000 during the year. Further repurchases and the possible resumption of dividend payments will be evaluated quarterly by the FHLB. At December 31, 2011, the Bank had $1,763,000 in stock of the FHLB which exceeded the amount needed to be in compliance with this requirement.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock to preserve capital. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the restricted stock as of December 31, 2011.

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

The CRA, as amended, also requires that the regulatory agency make publicly available the evaluation of the Bank’s record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. This evaluation includes a descriptive rating of either outstanding, satisfactory, needs to improve, or substantial noncompliance, and a statement describing the basis for the rating. The Bank’s most recent CRA rating was “Satisfactory”.

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

Check 21

In October 2003, the Check Clearing for the 21st Century Act, also known as Check 21, became law. Check 21 gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some major provisions of Check 21 include:

•	Allowing check truncation without making it mandatory;
•	Demanding that every financial institution communicate to account holders in writing a description of its substitute check processing program and their rights under the law;
•	Legalizing substitutions for and replacements of paper checks without agreement from consumers;
•	Retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;
•	Requiring that when account holders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and
•	Requiring re-crediting of funds to an individual’s account on the next business day after a consumer proves the financial institution has erred.

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

The Act also imposes requirements for corporate governance, auditor independence, accounting standards, audit committee member independence and increased authority, executive compensation, insider loans and whistleblower protection. As a result of the Act, QNB adopted a Code of Business Conduct and Ethics applicable to its CEO, President, CFO and Controller, which meets the requirements of the Act, to supplement its long-standing Code of Ethics, which applies to all directors and employees.

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

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Under the Act, the assessment base will no longer be an institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

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

Possible Future Legislation

Congress is often considering some financial industry legislation, and the Federal banking agencies routinely propose new regulations. The Company cannot predict the future effect any new legislation, or new rules adopted by Federal or state banking agencies will have on the business of the Company and its subsidiaries. Given that the financial industry remains under stress and severe scrutiny, and given that the U.S. economy has not yet fully recovered to pre-crisis levels of activity, the Company expects that there will be significant legislation and regulatory actions that may materially affect the banking industry for the foreseeable future.

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

The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. EESA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve measurably or further worsen, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

An extended period of negative economic trends and uncertainty, reduced availability of commercial credit and elevated levels of unemployment may negatively impact the credit performance of commercial and consumer credit, resulting in additional write-downs.

Over the past several years, concerns over the stability of the financial markets and the economy have resulted in decreased lending by some financial institutions to their customers and to each other. This market turmoil and tightening of credit led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the industry. In particular, we may face the following risks in connection with these events:

•	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.
•	Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions.
•	We also may be required to pay higher FDIC premiums because further financial institution failures could reduce the deposit insurance fund and its ratio of reserves to insured deposits to a level where higher premiums would be necessary.
•	Our ability to borrow from other financial institutions or the FHLB could be adversely affected by disruptions in the capital markets or other events.
•	We may experience increases in foreclosures, delinquencies and customer bankruptcies.

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

At December 31, 2011, our lending limit per borrower was approximately $10,725,000. Accordingly, the size of loans that we may offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limit. However, there can be no assurance that such participations will be available or on terms which are favorable to us and our customers.

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

The Bank holds eight pooled trust preferred securities with an amortized cost of $3,640,000 and a fair value as of December 31, 2011 of $1,929,000. All of the trust preferred securities are available-for-sale securities and are carried at fair value. Currently, the market for these securities is not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels. These securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. The Bank owns the mezzanine tranches of these securities.

On a quarterly basis, we evaluate our debt securities for other-than-temporary impairment (OTTI), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit related portion and a non-credit related portion of OTTI are determined. All of the pooled trust preferred collateralized debt obligations held by QNB are rated lower than AA and are measured for OTTI within the scope of The FASB Accounting Standards Codification (ASC) 325 (formerly known as EITF 99-20-1). QNB performs a discounted cash flow analysis on all of its impaired debt securities to determine if the amortized cost basis of an impaired security will be recovered. In determining whether a credit loss exists, QNB uses its best estimate of the present value of cash flows expected to be collected from the debt security and discounts them at the effective yield implicit in the security at the date of acquisition or the prospective yield for those securities with prior OTTI charges. The discounted cash flow analysis is considered to be the primary evidence when determining whether credit related other-than-temporary impairment exists. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. During 2011 and 2010, charges representing credit impairment were recognized on our investment in pooled trust preferred collateralized debt obligations of $0 and $277,000, respectively.

The Company’s investment in marketable equity securities primarily consists of investments in large cap stock companies. These equity securities are analyzed for impairment on an ongoing basis. As a result of declines in some equity values, $97,000 and $33,000 of other-than-temporary impairment charges were taken in 2011 and 2010, respectively. QNB had eight equity securities with unrealized losses of $59,000 at December 31, 2011. The severity and duration of the impairment is consistent with current stock market developments. Management believes these equity securities in an unrealized loss position will recover in the foreseeable future. QNB evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold those securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

The Bank is a member of the FHLB and is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB. At December 31, 2011, the Bank had $1,763,000 in stock of the FHLB which was in compliance with this requirement. These equity securities are restricted in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment write-downs have been recorded on these securities.

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

In response to the financial crisis that commenced in 2008, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the FDIC has taken actions to increase insurance coverage on deposit accounts. The recently enacted Dodd-Frank Act provides for the creation of a consumer protection division at the Board of Governors of the Federal Reserve System that will have broad authority to issue regulations governing the services and products we provide consumers. This additional regulation could increase our compliance costs and otherwise adversely impact our operations. That legislation also contains provisions that, over time, could result in higher regulatory capital requirements and loan loss provisions for the Bank, and may increase interest expense due to the ability beginning in July 2011 to pay interest on all demand deposits. In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. These proposals could result in credit losses or increased expense in pursuing our remedies as a creditor. Recent regulatory changes impose limits on our ability to charge overdraft fees, which may decrease our non-interest income as compared to recent prior periods.

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

FDIC Insurance Premiums

Since 2008, higher levels of bank failures have dramatically increased the claims against the deposit insurance fund. In addition, the Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and the FDIC instituted a temporary program to fully insure noninterest-bearing transactional accounts. These programs have placed additional stress on the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased assessment rates of insured institutions, particularly those over $10 billion. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years of estimated deposit insurance premiums. The Company is generally unable to control the amount of premiums that the Bank is required to pay for FDIC insurance. If there are additional bank failures, or the cost of resolving prior failures exceeds expectations, the Bank may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact the Company’s earnings and financial condition.

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

ITEM 2. PROPERTIES

QNB Bank and QNB Corp.’s principal office is located at 15 North Third Street, Quakertown, Pennsylvania. QNB Bank conducts business from its principal office and eight other retail offices located in upper Bucks, southern Lehigh, and northern Montgomery counties in Pennsylvania. QNB Bank owns its principal office, two retail locations, its operations facility, a computer facility and undeveloped land for a potential future branch site. QNB Bank leases its remaining six retail properties. The leases on the properties generally contain renewal options. In management’s opinion, these properties are in good condition and are currently adequate for QNB’s purposes.

The following table details QNB Bank’s properties:

Location

•	Quakertown, PA - Downtown Office - 15 North Third Street	Owned

•	Quakertown, PA - Towne Bank Center - 320-322 West Broad Street	Owned

•	Quakertown, PA - Computer Center - 121 West Broad Street	Owned

•	Quakertown, PA - Country Square Office - 240 South West End Boulevard	Leased

•	Quakertown, PA - Quakertown Commons Branch - 901 South West End Boulevard	Leased

•	Dublin, PA - Dublin Branch - 161 North Main Street	Leased

•	Pennsburg, PA - Pennsburg Square Branch - 410-420 Pottstown Avenue	Leased

•	Coopersburg, PA - Coopersburg Branch - 51 South Third Street	Owned

•	Perkasie, PA - Perkasie Branch - 607 Chestnut Street	Owned

•	Souderton, PA - Souderton Branch - 750 Route 113	Leased

•	Wescosville, PA - Wescosville Branch - 950 Mill Creek Road	Leased

•	Colmar, PA - Land - 127 Bethlehem Pike	Owned

ITEM 3. LEGAL PROCEEDINGS

Although there are currently no material proceedings to which QNB is the subject, future litigation that arises during the normal course of QNB’s business could be material and have a negative impact on QNB’s earnings. Future litigation also could adversely impact the reputation of QNB in the communities that it serves.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

QNB common stock is quoted on the over-the-counter bulletin board (OTCBB). QNB had approximately 680 shareholders of record as of February 29, 2012.

The following table sets forth the high and low bid and ask stock prices for QNB common stock on a quarterly basis during 2011 and 2010. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

					Cash
	High		Low		dividend
	Bid	Ask	Bid	Ask	per share
2011
First Quarter	$27.05	$27.50	$19.60	$20.00	$0.25
Second Quarter	23.00	23.95	22.28	22.63	0.25
Third Quarter	22.70	24.00	20.60	21.00	0.25
Fourth Quarter	22.00	23.00	21.00	21.49	0.25
2010
First Quarter	$18.90	$19.03	$16.75	$17.05	$0.24
Second Quarter	20.55	21.20	17.80	19.00	0.24
Third Quarter	20.50	21.30	19.35	19.70	0.24
Fourth Quarter	21.00	22.00	19.60	20.00	0.24

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

The following table provides information on repurchases by QNB of its common stock in each month of the quarter ended December 31, 2011.

				Maximum
			Total number of	number of shares
			shares purchased	that may yet to be
	Total number of	Average price	as part of publicly	purchased under
Period	shares purchased	paid per share	announced plan	the plan
October 1, 2011 through October 31, 2011	-	N/A	-	42,117
November 1, 2011 through November 30, 2011	-	N/A	-	42,117
December 1, 2011 through December 31, 2011	-	N/A	-	42,117
(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000 as of the filing of this Form 10-K
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Stock Performance Graph

Set forth below is a performance graph comparing the yearly cumulative total shareholder return on QNB’s common stock with:

•	the yearly cumulative total shareholder return on stocks included in the NASDAQ Market Index, a broad market index;
•	the yearly cumulative total shareholder return on the SNL $500M to $1B Bank Index, a group encompassing publicly traded banking companies trading on the NYSE, AMEX, or NASDAQ with assets between $500 million and $1 billion;
•	the yearly cumulative total shareholder return on the SNL Mid-Atlantic Bank Index, a group encompassing publicly traded banking companies trading on the NYSE, AMEX, or NASDAQ headquartered in Delaware, District of Columbia, Maryland, New Jersey, New York, Pennsylvania, and Puerto Rico.

All of these cumulative total returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years.

QNB Corp.

		Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
QNB Corp.	100.00	99.67	74.72	76.69	94.77	110.40
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank $500M-$1B	100.00	80.13	51.35	48.90	53.38	46.96
SNL Mid-Atlantic Bank	100.00	75.62	41.66	43.85	51.16	38.43

Source : SNL Financial LC, Charlottesville, VA © 2012

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except share and per share data)

Year ended December 31,	2011	2010	2009	2008	2007
Income and expense
Interest income	$36,217	$36,183	$35,368	$35,285	$35,305
Interest expense	8,091	10,270	13,667	15,319	17,738
Net interest income	28,126	25,913	21,701	19,966	17,567
Provision for loan losses	2,700	3,800	4,150	1,325	700
Non-interest income	4,226	4,339	3,885	3,300	907
Non-interest expense	18,296	17,401	16,586	14,628	14,441
Income before income taxes	11,356	9,051	4,850	7,313	3,333
Provision for income taxes	2,476	1,834	623	1,560	286
Net income	$8,880	$7,217	$4,227	$5,753	$3,047

Share and Per Share Data
Net income - basic	$2.82	$2.32	$1.37	$1.83	$0.97
Net income - diluted	2.81	2.32	1.36	1.82	0.96
Book value	22.32	19.52	18.24	17.21	16.99
Cash dividends	1.00	0.96	0.96	0.92	0.88
Average common shares outstanding - basic	3,149,752	3,105,565	3,094,624	3,135,608	3,130,179
Average common shares outstanding - diluted	3,163,748	3,114,722	3,103,433	3,161,326	3,174,873

Balance Sheet at Year-end
Federal funds sold	-	-	-	$4,541	-
Investment securities available-for sale	$348,091	$290,564	$256,862	219,597	$191,552
Investment securities held-to-maturity	1,327	2,667	3,347	3,598	3,981
Restricted investment in bank stocks	1,775	2,176	2,291	2,291	954
Loans held-for-sale	935	228	534	120	688
Loans receivable	489,936	482,182	449,421	403,579	381,016
Allowance for loan losses	(9,241)	(8,955)	(6,217)	(3,836)	(3,279)
Other earning assets	819	6,414	22,158	1,314	579
Total assets	868,804	809,260	762,426	664,394	609,813
Deposits	750,712	694,977	634,103	549,790	494,124
Borrowed funds	44,320	50,094	63,433	56,663	58,990
Shareholders' equity	70,841	61,090	56,426	53,909	53,251

Selected Financial Ratios
Net interest margin	3.72%	3.72%	3.42%	3.56%	3.32%
Net income as a percentage of:
Average total assets	1.06	0.93	0.59	0.91	0.51
Average shareholders' equity	13.99	12.53	7.73	10.76	5.94
Average shareholders' equity to average total assets	7.55	7.42	7.70	8.47	8.51
Dividend payout ratio	35.48	41.32	70.31	50.17	90.42

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Net income for the year ended December 31, 2011 was $8,880,000, or $2.81 per share on a diluted basis, and represents the second consecutive year of record earnings for the Company. Net income for 2011 also represents a 23.0% increase from 2010 net income of $7,217,000, or $2.32 per share on a diluted basis. The key contributors to the positive earnings performance was an increase in net interest income resulting from significant deposit and earning asset growth and a reduction in the provision for loan losses. As a “well capitalized”, community focused, service oriented financial institution QNB has been able to take advantage of disruptions in the local banking market to increase the number of households, accounts and customers it serves.

Two important measures of profitability in the banking industry are an institution’s return on average assets and return on average shareholders’ equity. Return on average assets was 1.06% and 0.93% in 2011 and 2010, respectively, and return on average shareholders’ equity was 13.99% and 12.53%, respectively, during those same periods.

2011 versus 2010

The results for 2011 include the following significant components:

Net interest income increased $2,213,000, or 8.5%, to $28,126,000 for 2011.

•	Average earning assets increased $65,321,000, or 8.7%, to $812,774,000 for 2011 with average loans increasing $10,058,000, or 2.2%, to $477,121,000, and average investment securities increasing $55,357,000, or 21.0%, to $318,664,000. Loan activity which had been slowed by economic uncertainty for most of 2011 showed signs of improvement during the fourth quarter as loans increased by $16,958,000 from September 30, 2011 to December 31, 2011.
•	Funding the growth in earning assets was an increase in average total deposits of $62,444,000, or 9.4%, to $728,357,000 for 2011. The growth in deposits was primarily centered in the high yielding Online eSavings product, with average balances in that account increasing by $58,366,000 to $100,948,000. Also contributing to the growth in average total deposits was a $16,566,000 increase in interest-bearing municipal demand deposits. These increases were partially offset by a $23,201,000, or 7.3%, decline in time deposit balances.
•	While the economy has shown signs of improvement, issues in the residential and commercial real estate markets persist as do high levels of unemployment. During the third quarter of 2011 the Federal Reserve Open Market Committee announced that they were likely to leave the Federal funds rate at exceptionally low levels through mid-2013 (subsequently extended to 2014) and that they would purchase longer-term Treasury securities in an effort to further reduce longer-term interest rates. These actions combined with events in Europe had the impact of lowering Treasury interest rates and flattening the yield curve as longer-term rates declined more than short-term rates. The chart below details the highs and lows of certain Treasury rates during the year as well as a comparison of rates at year-end 2011 and 2010. A low level of interest rates have been in place since 2008 and have resulted in lower yields earned on both loans and investment securities as well as lower rates paid on deposits and borrowed funds.

	December 31,		Low	High
	2011	2010	during 2011	during 2011
3 month Treasury	0.02%	0.07%	0.00%	0.16%
2 year Treasury	0.25	1.15	0.16	0.87
5 year Treasury	0.83	2.69	0.79	2.40
10 year Treasury	1.89	3.88	1.72	3.75

•	The net interest margin was 3.72% for both 2011 and 2010. With the growth in earning assets occurring in the investment portfolio, the mix of earning assets changed impacting the net interest margin, as investment securities generally earn a lower yield than loans. The average rate earned on earning assets declined 39 basis points from 5.10% for 2010 to 4.71% for 2011 with the yield on loans and investment securities declining by 18 basis points and 55 basis points, respectively. In comparison, the interest rate paid on total average interest-bearing liabilities declined by 42 basis points from 1.56% for 2010 to 1.14% for 2011 with the average rate paid on interest-bearing deposits declining 43 basis points from 1.47% to 1.04% over the same time period. When comparing the two years the average rate paid on time deposits declined 55 basis points from 2.12% for 2010 to 1.57% for 2011.

QNB recorded a provision for loan losses of $2,700,000 for 2011, a decrease of $1,100,000 from the $3,800,000 recorded in 2010.

•	The allowance for loan losses of $9,241,000 represents 1.88% of total loans at December 31, 2011 compared to $8,955,000, or 1.86% of total loans at December 31, 2010.
•	Net charge-offs for 2011 were $2,414,000, or 0.51% of average total loans, as compared with $1,062,000, or 0.23% of average total loans for 2010. Of the total charge-offs in 2011, $1,511,000 relate to two borrowers, one in 1-to-4 family residential construction and one whose business is closely related to construction.

•	Total non-performing loans, which represent loans on non-accrual status, loans past due more than 90 days and still accruing interest, and restructured loans, were $21,390,000, or 4.36% of total loans at December 31, 2011, compared to $9,872,000, or 2.05% of total loans at December 31, 2010. The increase in non-performing assets during 2011 is primarily the result of several large commercial loan relationships that had signs of financial difficulty and collateral values that were below the carrying value of the loan. These loans were placed on non-accrual status because it is possible that all principal and interest payments will not be received as expected.
•	Loans on nonaccrual status were $18,597,000 at December 31, 2011 compared with $7,183,000 at December 31, 2010. Of the total amount of non-accrual loans at December 31, 2011, $13,242,000 are current or past due less than 30 days at December 31, 2011.
•	Total delinquent loans, which includes loans past due more than 30 days, decreased to 1.81% of total loans at December 31, 2011 from 2.82% of total loans at December 31, 2010.

Non-interest income decreased $113,000 to $4,226,000 for 2011

•	ATM and debit card income increased $181,000, or 14.7%, to $1,409,000 for 2011 as transaction volume continues to increase.
•	Merchant income increased $43,000, or 15.5% to $321,000 as a result of an increase in the number of merchants QNB services and an increase in the volume of transactions.
•	Bank-owned life insurance income increased $58,000 when comparing the two years primarily as a result of a death benefit on a life insurance policy in which the Bank was the beneficiary.
•	Net losses on investment securities for 2011 were $51,000 compared to net losses of $1,000 during 2010. The net loss for 2011 was comprised of other-than-temporary impairment (OTTI) charges of $97,000 which were partially offset by net gains on the sale of securities of $46,000. This compares to OTTI charges of $310,000 and net gains on sales of securities of $309,000 in 2010.
•	Gains on the sale of residential mortgages declined $142,000 to $352,000 for 2011. The decline in gains on the sale of residential mortgage loans is a result of slightly less residential mortgage activity during 2011 and a smaller profit per loan on those sold.
•	Fees for services to customers declined $183,000 when comparing the two years. Overdraft income, which represents approximately 68% of total fees for services to customers in 2011, declined by $189,000, or 16.6%, when comparing 2011 to 2010. The decline in overdraft income is a result of the implementation of new rules under Regulation E during the third quarter of 2010 and a $2 reduction in the per item fee charged to customers beginning in March 2010.

Non-interest expense increased $895,000, or 5.1%, to $18,296,000 for 2011.

•	Salaries and benefits expense increased $861,000, or 9.6%, when comparing 2011 and 2010. A $347,000 increase in a company-wide incentive compensation expense was a major contributor. The hiring of a Chief Operating Officer, a Chief Compliance Officer, a Chief Information and Technology Officer and a Senior Lender, positions that were new in 2011 or vacant during part of 2010 as well as normal merit increases also contributed to the increase in salary and benefits expense. Included in 2010 salary expense was severance related expenses of $130,000 for two former officers of the Bank. Payroll related tax expense increased $73,000 and retirement plan expense increased $20,000, both principally a function of higher salary expense, while medical and dental premiums and reimbursement claims increased $57,000 compared to 2010, an increase of 6.3%.
•	Furniture and equipment expense increased $106,000, or 8.8%, to $1,308,000, when comparing 2011 to 2010. The increase in this category is primarily related to an increase in equipment maintenance expense, either maintenance contract costs or actual repair costs, for HVAC, ATM machines, printers and copiers and the Company’s core processing system.
•	Third-party services expense increased $151,000, or 13.5%, to $1,267,000 in 2011. The largest portion of the increase relates to costs associated with the conversion to a new online and mobile banking system introduced in the third quarter of 2011 and the outsourcing of email services to a third party provider during the second quarter of 2011.
•	FDIC insurance premiums decreased $260,000, or 25.0%, to $781,000 for 2011. The decrease in FDIC premium expense was a result of a reduction in the rate charged and a change in the method of calculating the basis of the premium.

These items, as well as others, will be explained more thoroughly in the next sections.

Net Interest Income

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the years ended December 31, 2011 and 2010.

Year ended December 31,	2011	2010
Total interest income	$36,217	$36,183
Total interest expense	8,091	10,270
Net interest income	28,126	25,913
Tax-equivalent adjustment	2,091	1,907
Net interest income (tax-equivalent basis)	$30,217	$27,820

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

Growth in net interest income continues to be a significant contributor to the Company’s outstanding performance. Net interest income increased $2,213,000, or 8.5%, to $28,126,000 for 2011. On a tax-equivalent basis, net interest income for 2011 increased $2,397,000, or 8.6%, to $30,217,000. Strong growth in deposits and the investment of these deposits into the loan and securities portfolios was the primary contributor to the increase in net interest income when comparing the two years. Average earning assets grew by $65,321,000, or 8.7%, with average loans increasing $10,058,000, or 2.2%, and average investment securities increasing $55,357,000, or 21.0% when comparing the two years. Loans on nonaccrual status were $18,597,000 at December 31, 2011 compared with $7,183,000 at December 31, 2010. The increase in the amount of loans on nonaccrual status had a negative impact on net interest income as interest on these loans is no longer recognized but deferred. On the funding side, average total deposits increased $62,444,000, or 9.4%, with average transaction accounts increasing $85,645,000, or 24.6%. The growth in transaction accounts is largely due to the success of QNB's Online eSavings account and the seasonal tax deposits of several local school districts and municipalities. Offsetting a portion of this growth was a decline in average time deposits of $23,201,000 when comparing 2011 with 2010.

With the growth in earning assets occurring primarily in the investment portfolio, the mix of earning assets changed which negatively impacts the net interest margin, as investment securities generally earn a lower yield than loans. In addition, the Federal Reserve Open Market Committee’s announcement that they were likely to leave the Federal funds rate at exceptionally low levels through mid-2013 (subsequently extended to 2014) and their decision to purchase longer-term Treasury securities in an effort to further reduce longer-term interest rates had the impact of reducing interest rates to historically low levels. As a result, a significant amount of higher-yielding bonds with call features were called and prepayments on mortgage-related securities increased, with these proceeds being reinvested in lower yielding investment securities.

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

Average Balances, Rates, and Interest Income and Expense Summary (Tax-Equivalent Basis)
	2011			2010			2009
	Average	Average		Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	-	-	-	-	-	-	$992	0.15%	$2
Investment securities:
U.S. Treasury	-	-	-	$3,924	0.56%	$22	5,075	1.41	71
U.S. Government agencies	$63,838	2.12%	$1,356	58,050	2.88	1,671	47,717	3.97	1,892
State and municipal	71,541	5.82	4,164	59,141	6.22	3,676	50,921	6.50	3,308
Mortgage-backed and CMOs	175,489	3.14	5,503	134,859	3.85	5,192	126,883	4.89	6,200
Other debt securities	4,518	1.38	62	4,313	1.24	54	5,839	1.36	79
Money market mutual funds	-	-	-	-	-	-	3,461	0.68	23
Equities	3,278	3.67	120	3,020	3.66	111	3,208	3.15	101
Total investment securities	318,664	3.52	11,205	263,307	4.07	10,726	243,104	4.80	11,674
Loans:
Commercial real estate	261,584	5.82	15,216	252,604	5.95	15,041	219,991	6.16	13,544
Residential real estate	24,414	5.36	1,307	24,468	5.74	1,405	24,710	5.95	1,471
Home equity loans	55,086	4.72	2,598	60,192	5.02	3,023	64,918	5.14	3,338
Commercial and industrial	88,428	5.06	4,474	82,074	5.27	4,327	74,343	5.09	3,786
Indirect lease financing	13,067	9.32	1,218	13,910	8.97	1,248	14,735	8.62	1,270
Consumer loans	2,491	14.21	354	3,163	13.78	436	3,986	10.71	427
Tax-exempt loans	32,051	5.91	1,895	30,652	6.02	1,844	25,241	5.91	1,491
Total loans, net of unearned income*	477,121	5.67	27,062	467,063	5.85	27,324	427,924	5.92	25,327
Other earning assets	16,989	0.24	41	17,083	0.23	40	11,172	0.21	23
Total earning assets	812,774	4.71	38,308	747,453	5.10	38,090	683,192	5.42	37,026
Cash and due from banks	10,460			10,157			9,815
Allowance for loan losses	(9,080)			(7,129)			(4,668)
Other assets	26,749			26,118			22,241
Total assets	$840,903			$776,599			$710,580

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$87,886	0.47%	412	$83,546	0.65%	545	$70,398	0.57%	403
Municipals	56,808	0.69	392	40,242	0.91	366	33,077	1.08	357
Money market	73,661	0.43	317	75,128	0.76	568	60,535	1.16	703
Savings	152,203	0.78	1,184	93,576	0.79	739	51,245	0.37	189
Time	192,231	1.55	2,977	211,867	2.09	4,420	218,047	3.13	6,829
Time of $100,000 or more	101,917	1.61	1,637	105,482	2.19	2,306	107,764	3.18	3,424
Total interest-bearing deposits	664,706	1.04	6,919	609,841	1.47	8,944	541,066	2.20	11,905
Short-term borrowings	25,806	0.75	194	27,658	0.97	269	21,817	1.14	248
Long-term debt	20,304	4.75	978	22,077	4.72	1,057	35,000	4.27	1,514
Total interest-bearing liabilities	710,816	1.14	8,091	659,576	1.56	10,270	597,883	2.29	13,667
Non-interest-bearing deposits	63,651			56,072			53,262
Other liabilities	2,972			3,362			4,725
Shareholders' equity	63,464			57,589			54,710
Total liabilities and shareholders' equity	$840,903			$776,599			$710,580
Net interest rate spread		3.57%			3.54%			3.13%
Margin/net interest income		3.72%	$30,217		3.72%	$27,820		3.42%	$23,359

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.

Non-accrual loans and investment securities are included in earning assets.

* Includes loans held-for-sale

Rate-Volume Analysis of Changes in Net Interest Income (1) (2) (3)
	2011 vs. 2010			2010 vs. 2009
	Due to change in:		Total	Due to change in:		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Federal funds sold	$-	$-	$-	$(2)	$-	$(2)
Investment securities:
U.S. Treasury	(22)	-	(22)	(16)	(33)	(49)
U.S. Government agencies	167	(482)	(315)	410	(631)	(221)
State and municipal	771	(283)	488	533	(165)	368
Mortgage-backed and CMOs	1,565	(1,254)	311	390	(1,398)	(1,008)
Other debt securities	2	6	8	(20)	(5)	(25)
Money market mutual funds	-	-	-	(23)	-	(23)
Equities	9	-	9	(6)	16	10
Loans:
Commercial real estate	535	(360)	175	2,008	(511)	1,497
Residential real estate	(4)	(94)	(98)	(14)	(52)	(66)
Home equity loans	(257)	(168)	(425)	(243)	(72)	(315)
Commercial and industrial	335	(188)	147	394	147	541
Indirect lease financing	(75)	45	(30)	(71)	49	(22)
Consumer loans	(93)	11	(82)	(88)	97	9
Tax-exempt loans	85	(34)	51	319	34	353
Other earning assets	-	1	1	13	4	17
Total interest income	3,018	(2,800)	218	3,584	(2,520)	1,064
Interest expense:
Interest-bearing demand	28	(161)	(133)	76	66	142
Municipals	151	(125)	26	77	(68)	9
Money market	(11)	(240)	(251)	170	(305)	(135)
Savings	463	(18)	445	156	394	550
Time	(410)	(1,033)	(1,443)	(194)	(2,215)	(2,409)
Time of $100,000 or more	(78)	(591)	(669)	(73)	(1,045)	(1,118)
Short-term borrowings	(18)	(57)	(75)	67	(46)	21
Long-term debt	(85)	6	(79)	(559)	102	(457)
Total interest expense	40	(2,219)	(2,179)	(280)	(3,117)	(3,397)
Net interest income	$2,978	$(581)	$2,397	$3,864	$597	$4,461

(1)	Loan fees have been included in the change in interest income totals presented. Non-accrual loans and investment securities have been included in average balances.
(2)	Changes due to both volume and rates have been allocated in proportion to the relationship of the dollar amount change in each.
(3)	Interest income on loans and securities is presented on a tax-equivalent basis.

The Rate-Volume Analysis table, as presented on a tax-equivalent basis, highlights the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $218,000, or 0.6%, in 2011, to $38,308,000, while total interest expense decreased $2,179,000, or 21.2%, to $8,091,000. The increase in interest income was the result of the growth in earning assets outpacing the impact of the decline in interest rates. Volume growth contributed an additional $3,018,000 of interest income offsetting the decline in interest income of $2,800,000 resulting from lower interest rates. With regard to interest expense, lower funding costs resulted in a decline in interest expense of $2,219,000.

The net interest margin was 3.72% for both 2011 and 2010. The yield on earning assets on a tax-equivalent basis decreased 39 basis points from 5.10% for 2010 to 4.71% for 2011. In comparison, the rate paid on interest-bearing liabilities decreased 42 basis points from 1.56% for 2010 to 1.14% for 2011.

Interest income on investment securities increased $479,000 when comparing the two years as the increase in average balances more than offset the 55 basis point decline in the average yield of the portfolio. The average yield on the investment portfolio was 3.52% for 2011 compared with 4.07% for 2010. As noted previously, the decline in the yield on the investment portfolio is primarily the result of the extended period of low interest rates which has resulted in an increase in cash flow from the investment portfolio as prepayments speeds on mortgage-backed securities and CMOs ramped-up as did the amount of calls of agency and municipal securities. The actions by the Federal Open Market Committee noted above have resulted in a further increase in prepay speeds and calls. The reinvestment of these funds was in securities that had lower yields than what they replaced. The growth in the investment portfolio was primarily in high-quality U.S. Government agency and agency issued mortgage-backed and CMO securities as well as in tax-exempt state and municipal bonds.

Income on Government agency securities decreased $315,000, as the 76 basis point decline in the yield from 2.88% for 2010 to 2.12% for 2011 offset the 10.0% growth in average balances. Most of the bonds in the agency portfolio have call features ranging from three months to five years, many of which were exercised as a result of the low interest rate environment.

Interest income on tax-exempt municipal securities increased $488,000 with higher balances accounting for $771,000 of additional income. Average balances of tax-exempt municipal securities increased $12,400,000, or 21.0%, to $71,541,000 for 2011. As a result of credit concerns in the municipal market arising from issues with the insurance companies that insure the bonds and concerns over the general health of state and municipal governments because of declining revenues and budget issues resulting from economic conditions, municipal bond yields declined but not to the same degree as yields on other types of securities. As a result QNB expanded its purchase of municipal bonds, primarily general obligation bonds of issuers with strong underlying credit ratings. The yield on the state and municipal portfolio decreased 40 basis points from 6.22% for 2010 to 5.82% for 2011. This decline in yield reduced interest income by $283,000 when comparing the two years.

Interest income on mortgage-backed securities and CMOs increased $311,000 with an increase in average balances offsetting the impact of lower rates. Average balances increased $40,630,000, or 30.1%, to $175,489,000 when comparing the two years and contributed $1,565,000 in additional income. The yield on the mortgage-backed and CMO portfolio decreased 71 basis points from 3.85% for 2010 to 3.14% for 2011, resulting in a $1,254,000 reduction in interest income. This portfolio was expanded because it provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested when interest rates eventually increase. With the historically low interest rate environment mortgage refinancing activity over the past two years was significant resulting in an increase in prepayments on these securities. Since most of these securities were purchased at a premium, prepayments result in a shorter amortization period of this premium and therefore a reduction in income. All of the mortgage-backed and CMO securities owned by QNB are issued by U.S. Government agencies and sponsored enterprises (GSEs) and carry the implicit backing of the U.S. Government, but they are not direct obligations of the U.S. Government.

With the issues in the economy and the actions by the Federal Reserve Open Market Committee, Treasury yields declined significantly and the yield curve flattened with the 10-year rate declining below 2.00% during the third quarter of 2011. As a result yields on agency bonds, mortgage-backed securities and municipal securities also declined significantly. It appears that this environment will be present for the next couple of years and as a result the yield on the total investment portfolio is anticipated to continue to decline as cash flow from the portfolio, as well as excess liquidity, is reinvested at current market rates which are significantly below the projected portfolio yield at December 31, 2011 of 3.26%.

Income on loans decreased $262,000 to $27,062,000 when comparing 2011 and 2010 with the decline in the portfolio yield more than offsetting the growth in the portfolio. The rate earned on loans has not fallen to the degree that the rate earned on investment securities, which are more closely tied to the Treasury yield curve. Reducing the impact of the decline in market interest rates on loans is the structure of the loan portfolio, which has a significant portion of fixed-rate and adjustable-rate loans with fixed-rate terms for three to ten years. In addition, most variable-rate loans are indexed to the Prime lending rate which did not change during 2011 or 2010. The yield on the loan portfolio decreased 18 basis points to 5.67% when comparing the two years, resulting in a reduction in interest income of $788,000. Average loans increased $10,058,000, or 2.2%, to $477,121,000 for 2011 and this volume increase contributed an additional $526,000 in interest income. Prior to the third quarter of 2011, QNB was able to minimize the decline in the portfolio yield by implementing interest rate floors on some variable rate commercial loans and home equity lines of credit and by maintaining its pricing structure. However, during the third quarter, as a result of the decline in market rates and an increase in competition for quality loans, QNB lowered the rates offered on new loans and reduced rates on some existing loans.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $175,000 as the increase in average balances offset the decline in yield. Average balances increased $8,980,000, or 3.6%, to $261,584,000, for 2011 compared with 2010. The yield on commercial real estate loans was 5.82% for 2011, a decrease of 13 basis points from the 5.95% reported for 2010.

Interest on commercial and industrial loans, the second largest category, increased $147,000 with the positive impact from growth in balances again being partially offset by the decline in the yield. Average commercial and industrial loans increased $6,354,000, or 7.7%, to $88,428,000 for 2011, contributing an additional $335,000 in interest income. The average yield on these loans decreased 21 basis points to 5.06% resulting in a decrease in interest income of $188,000.

Income on home equity loans declined by $425,000 when comparing 2011 and 2010. During this same time period average home equity loans decreased $5,106,000, or 8.5%, to $55,086,000, while the yield on the home equity portfolio decreased 30 basis points to 4.72%. The demand for home equity loans has declined as home values have fallen preventing some homeowners from having equity in their homes to borrow against while others have taken advantage of the low interest rates on mortgages and refinanced their home equity loans into a new mortgage. Included in the home equity portfolio are floating rate home equity lines tied to the Prime lending rate. The average balance of these loans increased by $1,557,000, or 6.2%, to $26,549,000 for 2011. In contrast, average fixed-rate home equity loans declined by $6,663,000, or 18.9%, to $28,537,000. Customers who are opening home equity loans are choosing the floating rate option indexed to Prime even with a rate floor because the rate is currently significantly lower than a fixed rate home equity loan.

Income on other earning assets is comprised of interest on deposits in correspondent banks, primarily the Federal Reserve and dividends on restricted investments in bank stocks, primarily the Federal Home Loan Bank of Pittsburgh (FHLB). Income on other earning assets increased from $40,000 for 2010 to $41,000 for 2011. Beginning in December 2008, the Fed began paying 0.25% on balances in excess of required reserves. With this rate being above what could be earned on selling Federal funds or investing in AAA rated money market mutual funds excess liquidity was housed at the Fed. The average balance held at the Federal Reserve Bank was $14,985,000 for 2011 compared with $14,671,000 for 2010. In December 2008, the FHLB notified member banks that it was suspending dividend payments to preserve capital. There was no dividend income from the FHLB in either 2011 or 2010. In February 2012, the FHLB announced that it would resume paying a dividend of 0.10% annualized.

For the most part, earning assets are funded by deposits, which increased on average by $62,444,000, or 9.4%, to $728,357,000, when comparing 2011 and 2010. This follows an increase of $71,585,000, or 12.0% between 2009 and 2010. It appears that customers continue to be attracted to the safety of FDIC insured deposits and the stability of a strong local community bank as opposed to the volatility of the equity markets and the uncertainty of the larger regional and national banks. Another possible contributor to the growth in deposits could be the recently enacted Dodd-Frank Act that permanently increased the amount of FDIC coverage from $100,000 to $250,000 per depositor. In addition, all non-interest bearing transaction accounts have unlimited FDIC coverage until December 31, 2012.

While total income on earning assets on a tax-equivalent basis increased $218,000 when comparing 2011 to 2010, total interest expense declined $2,179,000. Interest expense on total deposits decreased $2,025,000 while interest expense on borrowed funds decreased $154,000 when comparing the two years. The rate paid on interest-bearing liabilities decreased 42 basis points from 1.56% for 2010 to 1.14% for 2011. During this same period, the rate paid on interest-bearing deposits decreased 43 basis points from 1.47% to 1.04%.

The growth in deposits during 2011 was not centered in time deposits but in accounts with greater liquidity, such as interest-bearing demand, interest-bearing municipal accounts, and savings deposits. Average interest-bearing demand accounts increased $4,340,000, or 5.19%, to $87,886,000 for 2011 compared to 2010; however, interest expense on interest-bearing demand accounts decreased $133,000 to $412,000 for 2011 and the average rate paid decreased from 0.65% to 0.47%. The reduction in the cost of funds reflects the exceptionally low interest rate environment during the year and the historic lows reached by Treasury rates. Included in this category is QNB-Rewards checking, a high-rate checking account product. The decrease in interest expense and the average rate paid on interest-bearing demand accounts is primarily the result of a reduction in the rate paid on QNB-Rewards checking. The rate paid on this account, on balances up to $25,000, was 2.05% at the beginning of 2011 and ended the year at 1.50%. In 2010 the product paid a yield of 3.25% on balances up to $25,000 as of the beginning of the year and ended 2010 paying 2.05%. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For 2011, the average balance in this product was $27,197,000 and the related interest expense was $380,000 for an average yield of 1.40%. This lower rate than the stated APY as discussed above reflects the lower rate paid on accounts that do not meet the qualifications, or on balances in excess of $25,000 which paid 1.01% until August 2010, 0.75% through June 2011, and 0.50% thereafter. Even with the reduction in the rates paid on the QNB-Rewards product, the yield of 1.50% for the first $25,000 and 0.50% on balances over $25,000, assuming qualifications are met, is still an attractive rate relative to competitors’ offerings as well as other QNB products. In comparison, the average balance of the QNB-Rewards accounts for 2010 was $25,885,000 with a related interest expense of $512,000 and an average rate paid of 1.98%. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $57,661,000 for 2010 to $60,689,000 for 2011. The average rate paid on these balances was 0.06% for 2010 and 0.05% for 2011.

Interest expense on municipal interest-bearing demand accounts increased $26,000 to $392,000 for 2011. The increase in interest expense was the result of a substantial increase in average balances offsetting a decline in the rate paid. The average balance of municipal interest-bearing demand accounts increased $16,566,000, or 41.2%, while the average interest rate paid on these accounts decreased from 0.91% for 2010 to 0.69% for 2011. Most of these accounts are tied directly to the Federal funds rate with most having rate floors between 0.25% and 0.75%. QNB was successful in increasing their relationships with several of these customers in 2011, accounting for the increase in balances.

Average money market accounts decreased $1,467,000, or 2.0%, to $73,661,000 for 2011 compared with 2010. The decline in money market accounts is partly attributable to customers’ attraction to the eSavings product discussed below. Interest expense on money market accounts decreased $251,000 to $317,000 for 2011 compared to 2010. The average interest rate paid on money market accounts was 0.76% for 2010 and 0.43% for 2011, a decline of 33 basis points. Included in total money market balances is the Select money market account, a higher yielding money market product that pays a tiered rate based on account balances. With the sharp decline in short-term interest rates, the rates paid on the Select money market account have declined as well. The average rate paid on Select money market accounts in 2011 was 0.42% a decline of 43 basis points from the average rate of 0.85% paid in 2010.

During the second quarter of 2009, QNB introduced an online eSavings account to compete with other online savings accounts. This product was introduced at a yield of 1.85% and has been extremely successful having grown to balances of $117,871,000 at December 31, 2011. As market rates declined, the eSavings yield was also reduced and was 1.00% at December 31, 2011. The average cost of funds on these accounts was 1.08% for 2011 compared with 1.46% for 2010. The average balance of this product was $100,948,000 for 2011 compared with $42,582,000 for 2010 and was responsible for virtually all of the increase of $58,627,000, or 62.7%, in total average savings accounts when comparing the two years. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category; however, they experienced little change when comparing the average for 2011 to 2010. As a result of the decrease in the rate paid on the eSavings product more than offsetting its growth in comparison to the other lower rate savings accounts, the average rate paid on total savings accounts decreased one basis point to 0.78% for 2011. Interest expense increased $445,000, or 60.2%, from $739,000 for 2010 to $1,184,000 for 2011. The growth in balances appears to reflect the desire for safety, liquidity and a better rate than short-term time deposits.

The repricing of time deposits at lower rates over the past couple of years has had the greatest impact on total interest expense when comparing the two years. Total interest expense on time deposits decreased $2,112,000, or 31.4%, to $4,614,000 for 2011. Average total time deposits decreased by $23,201,000, or 7.3%, to $294,148,000 for 2011. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. Over the course of 2010 and 2011 a significant amount of time deposits have repriced lower as market rates have declined. The average rate paid on time deposits decreased from 2.12% to 1.57% when comparing 2010 to 2011.

Approximately $134,519,000, or 47.2%, of time deposits at December 31, 2011 will reprice or mature over the next twelve months. The average rate paid on these time deposits is approximately 1.02%. During the first quarter of 2012 approximately $37,883,000 of time deposits yielding 1.20% will reprice or mature. Given the short-term nature of QNB’s time deposit portfolio and the current rates being offered, the average rate paid on time deposits should continue to decline somewhat during 2012 as higher costing time deposits are repriced lower. However, given the short-term nature of these deposits, interest expense could increase if short-term time deposit rates were to increase suddenly or if customers selected longer terms paying higher rates. It is anticipated, given recent history, that some of these maturing time deposits will migrate to the online savings product or be withdrawn.

Short-term borrowings are primarily comprised of sweep accounts structured as repurchase agreements with our commercial customers. Interest expense on short-term borrowings decreased by $75,000 to $194,000 when comparing the two years. During this period average balances decreased $1,852,000 to $25,806,000 while the average rate paid declined from 0.97% to 0.75%.

Contributing to the decrease in total interest expense was a reduction in interest expense on long-term debt of $79,000. In January 2010, $10,000,000 in FHLB advances at a rate of 2.97% matured and was repaid. In addition, in April 2010 another $5,000,000 of debt at a rate of 4.90% matured and was repaid resulting in the reduction in expense. The average balance of long-term debt for 2011 was $20,304,000 compared with $22,077,000 in 2010. Since the average rate paid on the debt that was repaid in 2010 was lower than the remaining debt, the average rate paid increased slightly from 4.72% for 2010 to 4.75% for 2011. In April 2012, $15,000,000 of debt at a rate of 4.75% will mature and be repaid resulting in a reduction of expense.

Provision for Loan Losses

The provision for loan losses represents management’s determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management’s best estimate of the known and inherent losses in the existing loan portfolio. Economic conditions over the past few years have contributed to high rates of unemployment and a softening of the residential and commercial real estate markets. These factors when combined with the inherent risk related to the significant growth in the loan portfolio prior to 2011 and continued concerns related to economic conditions have resulted in elevated levels of the provision for loan losses. QNB recorded a provision for loan losses of $2,700,000 in 2011, a decrease of $1,100,000 from the $3,800,000 recorded in 2010. Further deterioration in credit quality could result in an elevated provision for loan losses in 2012.

Non-Interest Income Comparison
			Change from prior year
Year ended December 31,	2011	2010	Amount	Percent
Fees for services to customers	$1,388	$1,571	$(183)	(11.6)%
ATM and debit card	1,409	1,228	181	14.7
Bank-owned life insurance	372	314	58	18.5
Merchant	321	278	43	15.5
Net loss on invesment securities	(51)	(1)	(50)	(5,000.0)
Net gain on sale of loans	352	494	(142)	(28.7)
Other	435	455	(20)	(4.4)
Total	$4,226	$4,339	$(113)	(2.6)%

Non-Interest Income

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and check card income, income on bank-owned life insurance, merchant income and gains and losses on investment securities and residential mortgage loans. Total non-interest income was $4,226,000 in 2011 compared with $4,339,000 in 2010, a decrease of $113,000, or 2.6%.

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees were $1,388,000 for 2011, a $183,000, or 11.6%, decline from 2010. Overdraft income, which represented approximately 68% and 73% of total fees for services to customers in 2011 and 2010, respectively, declined by $189,000, or 16.6%, when comparing 2011 to 2010. The decline in overdraft income is a result of the implementation of new rules under Regulation E during the third quarter of 2010 and a $2 reduction in the per item fee charged to customers beginning in March 2010.

ATM and debit card income is primarily comprised of transaction income on debit cards and ATM cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $1,409,000 in 2011, an increase of $181,000, or 14.7%, from the amount recorded in 2010. Debit card income increased $71,000, or 8.3%, to $921,000 in 2011, while ATM interchange income increased $121,000, or 42.0%, to $412,000. The increase in debit and ATM card income was a result of the continuing increased reliance on the card as a means of paying for goods and services by both consumers and business cardholders. The higher rate of increase in ATM PIN-based transactions is a function of some merchants recommending lower costing PIN based transactions over higher costing signature debit transactions as well as an increase in the amount QNB receives per transaction. Helping to contribute to the growth in debit card transactions is the growth in the QNB Rewards checking product, a high-yield checking account which requires, among other terms, the posting of a minimum of twelve debit card purchase transactions per statement cycle to receive the high interest rate. The implementation of the Dodd-Frank Act could have negative implications on the amount of interchange income earned by QNB in the future. The impact at this time is unknown.

Income on bank-owned life insurance (BOLI) represents the earnings and death benefits on life insurance policies in which the Bank is the beneficiary. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which minimize how low the earnings rate can go. Some of these policies are currently at their floor. Income on these policies was $372,000 and $314,000 in 2011 and 2010, respectively. Included in total BOLI income for 2011 was the recognition of a death benefit payment of $31,000. Also positively impacting income for 2011 was the exchange of several policies into higher yielding investments during the fourth quarter of 2010.

Merchant income represents fees charged to merchants for the Bank’s handling of credit card or charge sales. Merchant income was $321,000 for 2011, an increase of $43,000, or 15.5%, from the amount reported in 2010. The increase in merchant income is primarily a result of an increase in the number of merchants QNB services and an increase in the volume of transactions.

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

QNB recorded net losses on investment securities of $51,000 in 2011 compared with net losses of $1,000 in 2010. Net securities losses in 2011 included OTTI charges of $97,000 on two securities in the equity portfolio. Partially offsetting these charges were net realized gains of $46,000; $140,000 of gains on the sale of equity securities and $94,000 of net losses on the sale of debt securities. The net loss in 2010 included credit related OTTI charges of $277,000 on three pooled trust preferred securities and OTTI charges of $33,000 on an equity security. These OTTI charges were almost entirely offset by net gains on the sales of securities, primarily equity securities, of $309,000. The impairment charges on the pooled trust preferred securities in 2010 resulted from a valuation performed by an independent third party that included a review of all eight pooled trust preferred securities owned by the Bank. A description of the valuation methodology used can be found in Notes 4 and 17 of the Notes to Consolidated Financial Statements.

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

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. The net gain on the sale of residential mortgage loans was $352,000 and $494,000 for 2011 and 2010, respectively. This $142,000 decrease in the net gain on sale of loans was result of slightly less residential mortgage activity during 2011 and a smaller profit per loan on those sold. Included in the gains on the sale of residential mortgages in 2011 and 2010 are $100,000 and $89,000, respectively, related to the recognition of mortgage servicing assets. Proceeds from the sale of residential mortgages were $11,418,000 and $12,124,000 for 2011 and 2010, respectively.

Non-Interest Expense Comparison
			Change from prior year
Year ended December 31,	2011	2010	Amount	Percent
Salaries and employee benefits	$9,860	$8,999	$861	9.6%
Net occupancy	1,546	1,535	11	0.7
Furniture and equipment	1,308	1,202	106	8.8
Marketing	736	737	(1)	(0.1)
Third party services	1,267	1,116	151	13.5
Telephone, postage and supplies	605	612	(7)	(1.1)
State taxes	602	561	41	7.3
FDIC insurance premiums	781	1,041	(260)	(25.0)
Other	1,591	1,598	(7)	(0.4)
Total	$18,296	$17,401	$895	5.1%

Non-Interest Expense

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services, FDIC insurance premiums, regulatory assessments and taxes and various other operating expenses. Total non-interest expense was $18,296,000 in 2011, an increase of $895,000, or 5.1%, from the $17,401,000 recorded in 2010. QNB’s overhead efficiency ratio, which represents the percentage of each dollar of revenue that is used for non-interest expense, is calculated by taking non-interest expense divided by net operating revenue on a tax-equivalent basis. QNB’s efficiency ratios for 2011 and 2010 were 53.1% and 54.1%, respectively, and compare favorably with Pennsylvania commercial banks with assets between $500 million and $1 billion which had average efficiency ratios of 63.0% and 65.1% for 2011 and 2010, respectively.

Salaries and benefits expense is the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense for 2011 was $9,860,000, an increase of $861,000, or 9.6%, over the $8,999,000 reported in 2010. Salary expense for 2011 was $7,918,000, an increase of $710,000, or 9.9%, over the $7,208,000 reported in 2010. Included in salary expense in 2011 and 2010 was incentive compensation of $515,000 and $196,000, respectively. Also included in salary expense for 2010 was $130,000 in severance expense for two former officers of the Company. Excluding the cost of incentive compensation and severance pay, salary expense increased $521,000, or 7.6%, when comparing 2011 to 2010. The hiring of a Chief Operating Officer, a Chief Compliance Officer, a Chief Information and Technology Officer and a Senior Lender, positions that were new in 2011 or vacant during part of 2010 as well as normal merit increases contributed to the increase in salary expense. Benefit expense for 2011 was $1,942,000, an increase of $151,000, or 8.4%, from the amount recorded in 2010. Payroll related tax expense increased $73,000 and retirement plan expense increased $20,000, both principally a function of higher salary expense, while medical and dental premiums and reimbursement claims increased $57,000 compared to 2010, an increase of 6.3%.

Net occupancy expense for 2011 was $1,546,000, an increase of $11,000, or 0.7%, from the amount reported in 2010. Branch rent expense and depreciation of leasehold improvements increased $41,000 and $20,000, respectively, primarily a result of the opening of the permanent Wescosville branch in October 2010. Partially offsetting these increases were lower utility and building maintenance costs.

Furniture and equipment expense increased $106,000, or 8.8%, to $1,308,000, when comparing 2011 to 2010. The increase in this category is primarily related to an increase in equipment maintenance expense, either maintenance contract costs or actual repair costs, for HVAC, ATM machines, printers and copiers and the Company’s core processing system.

Third-party services are comprised of professional services including legal, accounting and auditing, and consulting services, as well as fees paid to outside vendors for services in support of day-to-day operations. These support services include internet and mobile banking, correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third-party services expense was $1,267,000 in 2011, compared to $1,116,000 in 2010, an increase of $151,000, or 13.5%. The largest portion of the increase relates to costs associated with the conversion to a new online and mobile banking system introduced in the third quarter of 2011 and the outsourcing of email services to a third party provider during the second quarter of 2011.

State tax expense represents the payment of the Pennsylvania Shares Tax, which is based primarily on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $602,000 and $561,000 for the years 2011 and 2010, respectively. The Pennsylvania Shares Tax was $590,000 in 2011, an increase of $33,000 reflecting higher equity levels.

FDIC insurance premiums decreased $260,000, or 25.0%, to $781,000 for 2011. Beginning April 1, 2011, the FDIC changed the method used to calculate insurance premiums. Prior to this date deposits were used as the base for calculating the premium while going forward assets less tangible equity will be used as the base. In addition the assessment rate was reduced by approximately seven basis points for institutions classified as Risk Category 1.

Income Taxes

Applicable income taxes and effective tax rates were $2,476,000, or 21.8%, for 2011 compared to $1,834,000, or 20.3%, for 2010. The higher effective tax rate for 2011 is predominately a result of tax-exempt income from loans and securities comprising a lower proportion of pre-tax income. For a more comprehensive analysis of income tax expense and deferred taxes, refer to Note 11 in the Notes to Consolidated Financial Statements.

Financial Condition

Financial service organizations are challenged to demonstrate they can generate sustainable and consistent earnings growth in a dynamic operating environment. This challenge was evident over the past few years as financial institutions, including QNB, had to operate in an unprecedented economic environment which included a global recession, the freeze up in credit markets, the bursting of the housing bubble, significant volatility in the equity markets, asset quality issues and historically low interest rates. While the economy is showing signs of improvement, a challenging economic environment is anticipated to continue in 2012. QNB operates in an attractive but highly competitive market for financial services. Competition comes in many forms including other local community banks, regional banks, national financial institutions and credit unions, all with a physical presence in the markets we serve. In addition, other strong forms of competition have emerged, such as internet banks. The internet has enabled customers to “rate shop” financial institutions throughout the nation, both for deposits and retail loans. QNB has been able to compete effectively by emphasizing a consistently high level of customer service, including local decision-making on loans and by providing a broad range of high quality financial products designed to address the specific needs of our customers. The establishment of long-term customer relationships and customer loyalty remain our primary focus.

Total assets at December 31, 2011 were $868,804,000, an increase of $59,544,000, or 7.4%, when compared with total assets of $809,260,000 at December 31, 2010. The growth in total assets since December 31, 2010 was centered primarily in investment securities which increased $56,187,000, or 19.2%. In light of the economic environment there was very little demand for loans by businesses and consumers during 2011. As a result, total loans increased only $7,754,000, or 1.6%, to $489,936,000 at December 31, 2011. However, loan activity showed signs of improvement during the fourth quarter as total loans increased $16,958,000 from September 30, 2011 to December 31, 2011. Premises and equipment, net of depreciation increased $1,052,000 to $7,604,000 at December 31, 2011 as QNB acquired land in anticipation of an additional branch in early 2013. The category of other assets decreased $1,403,000 from December 31, 2010 to December 31, 2011. Contributing to the decrease in other assets was a reduction in the prepaid FDIC assessment account of $719,000 to $1,504,000 at December 31, 2011 compared to $2,236,000 at December 31, 2010. On September 29, 2009, the FDIC adopted an Amended Restoration Plan. Pursuant to this Plan, the FDIC amended its assessment regulations to require all institutions to prepay, on December 30, 2009, their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, as estimated by the FDIC. The assessment paid by the Bank was $3,407,000 and the amount related to 2010 through 2012 was recorded in a prepaid asset account. The remaining prepaid asset will be expensed monthly during 2012 and the first half of 2013 based on actual FDIC assessment rate calculations. Any excess prepaid amounts may be utilized up to June 30, 2013 at which time any excess will be returned to the Bank. Also included in other assets is a net deferred tax asset of $1,160,000 at December 31, 2011 compared to $2,572,000 at December 31, 2010. The detail of the net deferred tax asset can be found in Footnote 11 in the Notes to the Consolidated Financial Statements.

Funding the growth in total assets was an increase in total deposits of $55,735,000, or 8.0%, to $750,712,000 at December 31, 2011. The growth in total deposits reflects increases in core deposits, including: non-interest bearing demand accounts which increased $11,473,000 to $66,850,000, interest-bearing demand accounts which increased $18,849,000 to $151,349,000 and savings accounts which increased $49,567,000 to $167,633,000. Offsetting some of the growth in core deposits was a reduction in time deposits of $25,208,000 to $285,024,000 and short-term borrowings of $5,765,000 to $24,021,000.

QNB’s financial condition will be explored in more detail in the sections that follow.

Investment Portfolio History
December 31,	2011	2010	2009
Investment Securities Available-for-Sale
U.S. Treasuries	-	-	$5,013
U.S. Government agencies	$68,493	$66,448	69,731
State and municipal securities	78,786	63,588	54,160
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	113,243	78,801	61,649
Collateralized mortgage obligations (CMOs)	79,345	75,573	61,317
Pooled trust preferred securities	1,929	1,866	1,008
Corporate debt securities	2,495	518	525
Equity securities	3,800	3,770	3,459
Total investment securities available-for-sale	$348,091	$290,564	$256,862
Investment Securities Held-to-Maturity
State and municipal securities	$1,327	$2,667	$3,347
Total investment securities held-to-maturity	$1,327	$2,667	$3,347
Total investment securities	$349,418	$293,231	$260,209

Investment Securities and Other Short-Term Investments

QNB had interest bearing balances at the Federal Reserve Bank of $787,000 at December 31, 2011 compared with $6,405,000 at December 31, 2010. These balances are included in the category of interest bearing deposits in banks. At December 31, 2011 and 2010, QNB had no Federal funds sold. With the decline in the Federal funds rate to between 0.0% and 0.25% the decision was made to maintain excess funds for liquidity purposes at the Fed which was paying 0.25% and carries a 0% risk weighting for risk-based capital calculation purposes.

The total carrying amount of investment securities at December 31, 2011 and 2010 were $349,418,000 and $293,231,000, respectively. For the same periods, approximately 75.0% and 75.3%, respectively, of QNB’s investment securities were either U.S. Government agency debt securities, U.S. Government agency issued mortgage-backed securities or collateralized mortgage obligation securities (CMOs). As of December 31, 2011, QNB held no securities of any one issue or any one issuer (excluding the U.S. Government and its agencies) that were in excess of 10% of shareholders’ equity.

In light of the fact that QNB’s investment portfolio represents a significant portion of earning assets and interest income, QNB actively manages the portfolio in an attempt to maximize earnings, while considering liquidity needs, interest rate risk and credit risk. Proceeds from the sale of investments were $45,508,000 in 2011 compared to $7,490,000 during 2010. During 2010, QNB proactively sold noninvestment grade and nonrated state and municipal bonds. These sales generally resulted in the recording of gains but usually also resulted in the selling of some higher yielding bonds. While the goal of the transactions in 2010 was primarily to reduce credit risk in the portfolio, the goal of the transactions during 2011 was to impact cash flow and portfolio yield in response to the current and forecasted interest rate environment.

In addition to the proceeds from the sale of investment securities, proceeds from maturities, calls and prepayments of securities were $121,963,000 in 2011, compared with $131,527,000 in 2010. The significant amount of proceeds in both years reflects the low interest rate environment that has existed for the past three years which resulted in an increase in the amount of bonds called as well as the amount of prepayments on mortgage-backed securities and CMOs. The 2011 and 2010 proceeds along with the increase in deposits were used primarily to fund loan growth and purchase replacement securities. During 2011, $220,602,000 of investment securities were purchased compared with $178,411,000 during 2010. This activity, combined with the relative value of mortgage-backed and tax exempt securities, has led to a change in the composition of the portfolio since December 31, 2010. The balance of mortgage-backed securities increased by $34,442,000 to $113,243,000 at December 31, 2011 and represents 32.4% of the portfolio at December 31, 2011 compared with 26.9% of investments at the end of 2010. For most of 2011 municipal bond yields did not decline to the same degree as yields on other types of securities. To take advantage of these higher yields QNB expanded its purchase of tax-exempt state and municipal securities, increasing its holdings by $13,858,000 to represent 22.9% of the portfolio at December 31, 2011, compared with 22.6% at December 31, 2010. When QNB purchases a municipal security it focuses on the credit rating of the underlying issuer not the rating of bond insurer, if present. The balance of U.S. Government agency securities, primarily callable agency bonds increased slightly from $66,448,000, or 22.7% of the portfolio at the end of 2010, to $68,493,000, or 19.6% of the portfolio at December 31, 2011 while the balance of CMOs increased from $75,573,000, or 25.8% of the portfolio to $79,345,000, or 22.7% of the portfolio. The weighted average yield on the portfolio declined from 3.79% as of December 31, 2010 to 3.26% at December 31, 2011. It appears that the low interest rate environment of the past few years will be present for the next couple of years and as a result the yield on the total investment portfolio is anticipated to continue to decline as cash flow from the portfolio, as well as excess liquidity, is reinvested at market rates which are significantly below the current portfolio yield of 3.26%.

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

QNB does own CDOs in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by banks or bank holding companies, and to a lesser degree, insurance companies. In most cases, QNB owns the mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. QNB holds eight of these securities with an amortized cost of $3,640,000 and a fair value of $1,929,000 at December 31, 2011. All of the trust preferred securities are available-for-sale securities and are carried at fair value. During 2010, QNB took credit related OTTI charges through the income statement of $277,000 on three of the pooled trust preferred securities. There were no credit-related OTTI charges during 2011. It is possible that future calculations could require recording additional OTTI charges through earnings. QNB uses an independent third party to value these securities and to determine if credit-related OTTI exists. For additional detail on these securities see Notes 4 and 17 of the Notes to Consolidated Financial Statements.

QNB accounts for its investments by classifying its securities into three categories. Securities that QNB has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders’ equity. Management determines the appropriate classification of securities at the time of purchase. QNB held no trading securities at December 31, 2011 or 2010.

At December 31, 2011 and 2010, investment securities totaling $158,189,000 and $133,446,000, respectively, were pledged as collateral for repurchase agreements and public funds.

December 31, 2011	One year or less	After one year through five years	After five years through ten years	After ten years	Total
Investment Securities Available-for-Sale
U.S. Government agency securities:
Fair value	-	$48,456	$20,037	-	$68,493
Weighted average yield		1.85%	1.97%	-	1.88%
State and municipal securities:
Fair value	$2,661	4,177	18,914	$53,034	78,786
Weighted average yield	5.33%	6.12%	5.27%	5.36%	5.38%
Mortgage-backed securities:
Fair value	-	96,173	17,070	-	113,243
Weighted average yield	-	3.05%	2.43%	-	2.96%
Collateralized mortgage obligations (CMOs):
Fair value	13,910	63,438	1,997	-	79,345
Weighted average yield	4.49%	2.28%	3.06%	-	2.69%
Pooled trust preferred securities: (1)
Fair value	-	-	-	1,929	1,929
Weighted average yield	-	-	-	-	-
Corporate debt securities:
Fair value	-	1,498	997	-	2,495
Weighted average yield	-	4.12%	4.00%	-	4.07%
Equity securities:
Fair value	-	-	-	3,800	3,800
Weighted average yield	-	-	-	4.00%	4.00%
Total fair value	$16,571	$213,742	$59,015	$58,763	$348,091
Weighted average yield	4.62%	2.61%	3.22%	4.94%	3.21%

Investment Securities Held-to-Maturity
State and municipal securities:
Amortized cost	$800	-	$527	-	$1,327
Weighted average yield	6.91%	-	6.83%	-	6.87%

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

(1) All pooled trust preferred securities are on non-accrual status.

Investments Available-For-Sale

Available-for-sale investment securities include securities that management intends to use as part of its liquidity and asset/liability management strategy. These securities may be sold in response to changes in market interest rates, changes in the securities prepayment or credit risk or in response to the need for liquidity. At December 31, 2011, the fair value of investment securities available-for-sale was $348,091,000, or $7,068,000 above the amortized cost of $341,023,000. This compared to a fair value of $290,564,000, or $2,332,000 above the amortized cost of $288,232,000, at December 31, 2010. Unrealized holding gains, net of tax, of $4,665,000 and $1,539,000 were recorded as an increase to shareholders’ equity as of December 31, 2011 and 2010, respectively. The available-for-sale portfolio, excluding equity securities, had a weighted average maturity of approximately 3 years and 2 months at December 31, 2011, and 4 years at December 31, 2010. The weighted average tax-equivalent yield was 3.21% and 3.76% at December 31, 2011 and 2010, respectively.

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

Investments Held-To-Maturity

Investment securities held-to-maturity are recorded at amortized cost. Included in this portfolio are state and municipal securities. At December 31, 2011 and 2010, the amortized cost of investment securities held-to-maturity was $1,327,000 and $2,667,000, respectively, and the fair value was $1,365,000 and $2,729,000, respectively. The held-to-maturity portfolio had a weighted average maturity of approximately 9 months at December 31, 2011, and 11 months at December 31, 2010. The weighted average tax-equivalent yield was 6.87% and 7.09% at December 31, 2011 and 2010, respectively.

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

QNB manages the risk associated with commercial loans by having lenders work in tandem with credit analysts while maintaining independence between personnel. In addition, a Bank loan committee and a committee of the Board of Directors review and approve certain loan requests on a weekly basis. At December 31, 2011, there were no concentrations of loans exceeding 10% of total loans other than disclosed in the Loan Portfolio table.

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

The Company originates fixed rate and adjustable-rate residential real estate loans that are secured by the underlying 1-to-4 family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the credit worthiness of the borrower, including debt-to-income ratios, credit scores and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. To reduce interest rate risk, substantially all originations of fixed-rate loans to individuals for 1-4 family residential mortgages with maturities of 15 years or greater are sold in the secondary market. At December 31, 2011 and 2010, real estate residential loans held-for-sale were $935,000 and $228,000, respectively. These loans are carried at the lower of aggregate cost or market.

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

Loan activity which had been strong for 2009 and most of 2010, slowed significantly during the fourth quarter of 2010 and for most of 2011. In light of economic conditions and weakness in both residential and commercial real estate, businesses and consumers appear to be delaying projects and holding off investing in new equipment or any other type of financing. Total loans, excluding loans held-for-sale, at December 31, 2011 were $489,936,000, an increase of $7,754,000, or 1.6%, from December 31, 2010. This follows growth of 7.3% in 2010 and 11.4% in 2009. A key financial ratio is the loan to deposit ratio which was 65.3% at December 31, 2011, compared with 69.4%, at December 31, 2010. The decline in the loan to deposit ratio is both a function of the significant increase in deposits as well as a slowdown in loan demand. Despite the difficult economic environment, the Bank continues to make loans available to credit worthy residents and businesses.

The Allowance for Loan Losses Allocation table shows the percentage composition of the loan portfolio over the past five years. Between 2010 and 2011 the makeup of the portfolio changed slightly with loans secured by commercial real estate, the largest sector of the portfolio, decreasing from 41.4% of the portfolio at December 31, 2010 to 40.0% of the portfolio at December 31, 2011. Loans secured by commercial real estate decreased by $4,061,000, or 2.0%, to $195,813,000 at December 31, 2011, following a 20.3% increase between December 31, 2009 and 2010. While loans secured by commercial real estate represent a significant portion of the total portfolio, the collateral is diversified including investment properties, manufacturing facilities, office buildings, hospitals, retirement and nursing home facilities, warehouses and owner-occupied facilities. Commercial real estate loans have drawn the attention of the regulators in recent years as a potential source of risk. As a result, QNB has increased its monitoring of these types of loans including obtaining updated appraisals on loans classified substandard or worse. As detailed in the Allowance for Loan Losses table, QNB had $941,000 and $278,000 in charge-offs in this category in 2011 and 2010, respectively, but no charge-offs of commercial real estate loans for the period 2007 through 2009.

Commercial and industrial loans, the second largest sector of the portfolio experienced the most growth of any category in 2011, increasing $9,535,000, or 11.0%, to $96,163,000 at December 31, 2011 and represented 19.6% of the portfolio at year-end compared with 18.0% at December 31, 2010. As noted earlier this category of loans generally presents a greater risk than loans secured by real estate since these loans are either secured by accounts receivable, inventory or equipment, or unsecured. Losses in commercial and industrial loans have been significant during the past two years with charge-offs of $732,000 and $568,000 during 2011 and 2010, respectively.

QNB continues to reduce its exposure to the construction industry. Construction loans decreased from $18,611,000, or 3.9% of the portfolio at December 31, 2010 to $15,959,000, or 3.3% of the portfolio at December 31, 2011. These loans are primarily to developers and builders for the construction of residential units or commercial buildings or to businesses for the construction of owner-occupied facilities. This portfolio is diversified among different types of collateral including: 1-4 family residential construction, medical facilities, factories, office buildings, funeral homes and land for development loans. Construction loans are generally made only on projects that have municipal approval. These loans are usually originated to include a short construction period followed by permanent financing provided through a commercial mortgage after construction is complete. Once construction is complete the balance is moved to the secured by commercial real estate category if the permanent financing is provided by the Bank. Charge-offs in the construction loan portfolio in 2011 were $634,000 and relate to valuations on two 1-4 family residential development projects transferred to OREO.

Loans to state and political subdivisions increased from $31,053,000 at December 31, 2010 to $35,127,000 at December 31, 2011, an increase of $4,074,000, or 13.1%. This followed an increase of $4,355,000, or 16.3% between 2009 and 2010. With the significant decline in interest rates many municipalities, counties and school districts are refinancing their existing bonds or bank debt. As a result, QNB is getting an opportunity to bid on many of these local issues and has been successful in winning several of those bids.

At December 31, 2011, indirect lease financing receivables represent approximately 2.4% of the portfolio compared to 2.7% of the portfolio at December 31, 2010. Total balances in this portfolio declined to $11,928,000 at December 31, 2011 from $12,995,000 at December 31, 2010. These lease financing receivables were purchased from two third party sources. This portfolio contains leases to government agencies and universities as well as to industries hit hard by the slowdown in the economy: trucking, landscaping and construction. As a result of a high level of charge-offs and delinquency in this portfolio in 2008 and 2009, QNB strengthened its underwriting standards with regard to this portfolio. This has resulted in a reduction in net charge-offs and the balance of non-performing leases. QNB experienced net charge-offs in this portfolio of only $2,000 and $36,000 in 2011 and 2010, respectively, and non-performing assets, including repossessed equipment, were $175,000 and $270,000 as of December 31, 2011 and 2010, respectively.

Retail loans which include first lien 1-4 family residential mortgages, home equity loans and lines and consumer loans declined over the past several years as consumers were concerned about the state of the economy including declining home values and their employment status. However, with historically low mortgage rates many consumers took the opportunity to refinance their existing first mortgages and home equity loans into mortgages with significantly lower rates. Given the low yields on alternative investment securities management decided to retain some 15 year mortgages to borrowers with high credit scores and low loan to value ratios. As a result, residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $2,391,000 from $23,127,000 at December 31, 2010 to $25,518,000 at December 31, 2011. Home equity loans and lines declined by $5,147,000, or 8.2%, to $57,579,000 at December 31, 2011. The demand for home equity loans has declined as home values have fallen eliminating some homeowners’ equity in their homes while others have taken advantage of the low interest rates on mortgages and refinanced their home equity loans into a new mortgage. The other impact of the low interest rate environment is movement from fixed rate home equity loans to floating rate lines tied to prime rate.

Loan Portfolio
December 31,	2011	2010	2009	2008	2007
Commercial:
Commercial and industrial	$96,163	$86,628	$82,512	$72,924	$70,044
Construction	15,959	18,611	27,483	21,894	23,958
Secured by commercial real estate	195,813	199,874	166,097	138,246	126,621
Secured by residential real estate	45,070	44,444	37,779	31,027	24,656
State and political subdivisions	35,127	31,053	26,698	25,613	23,171
Loans to depository institutions	4,515	-	-	-	-
Indirect lease financing	11,928	12,995	14,061	15,716	13,431
Retail:
1-4 family residential mortgages	25,518	23,127	23,929	22,091	21,997
Home equity loans and lines	57,579	62,726	67,201	71,420	72,546
Consumer	2,308	2,751	3,702	4,483	4,442
Total loans	489,980	482,209	449,462	403,414	380,866
Net unearned (fees) costs	(44)	(27)	(41)	165	150
Loans receivable	$489,936	$482,182	$449,421	$403,579	$381,016

Loan Maturities and Interest Sensitivity
December 31, 2011	One year or less	After one year through five years	After five years	Total
Commercial:
Commercial and industrial	$18,644	$52,242	$25,277	$96,163
Construction	6,880	2,986	6,093	15,959
Secured by commercial real estate	8,828	11,656	175,329	195,813
Secured by residential real estate	1,582	4,197	39,291	45,070
State and political subdivisions	107	4,130	30,890	35,127
Loans to depository institutions	-	4,515	-	4,515
Indirect lease financing	1,512	10,416	-	11,928
Retail:
1-4 family residential mortgages	-	434	25,084	25,518
Home equity loans and lines	2,884	7,074	47,621	57,579
Consumer	546	1,178	584	2,308
Total	$40,983	$98,828	$350,169	$489,980

Demand loans, loans with no stated schedule of repayment and no stated maturity, are included in one year or less.

The following shows the amount of loans due after one year that have fixed, variable or adjustable interest rates at December 31, 2011:

Loans with fixed predetermined interest rates:	$87,652
Loans with variable or adjustable interest rates:	$361,345

Non-Performing Assets

Non-performing assets include non-performing loans, other real estate owned (OREO) and repossessed assets and non-performing trust preferred securities. As referenced in the following table the levels of non-performing assets, particularly non-accrual loans, have trended higher over the past five years. Total non-performing assets were $24,145,000 at December 31, 2011, or 2.78%, of total assets. This represents an increase from the December 31, 2010 balance of $11,634,000, or 1.44% of total assets. Included in non-performing assets in 2011 and 2010 is $1,929,000 and $1,672,000,respectively, of pooled trust preferred securities, discussed in the section titled “Investment Securities and Other Short-Term Investments”. The increase in the amount of non-performing pooled trust preferred securities are a result of the increase in the fair value of these securities, not as a result of the classification of additional securities.

Total non-performing loans, which represent loans on non-accrual status, loans past due more than 90 days and still accruing interest and restructured loans were $21,390,000, or 4.36% of total loans, at December 31, 2011 compared with $9,872,000, or 2.05% of total loans, at December 31, 2010. The increase in non-performing loans since 2008 reflects the impact of the recession and issues in the commercial and residential real estate markets on customers, especially commercial borrowers. The increase in non-performing loans during 2011 is primarily the result of several large commercial loan relationships that had signs of financial difficulty and potential collateral shortfalls. These loans were placed on non-accrual status because it is possible that all principal and interest payments will not be received as expected. Loans on non-accrual status were $18,597,000 at December 31, 2011 compared with $7,183,000 at December 31, 2010. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Of the total amount of non-accrual loans at December 31, 2011, $13,242,000 were current or past due less than 30 days at December 31, 2011.

Loans past due 90 days or more and still accruing totaled $380,000 at December 31, 2011, a slight increase from the $268,000 reported as of December 31, 2010. While total non-performing loans increased between 2010 and 2011, total loans that are thirty days or more past due decreased and represented 1.81% of total loans at December 31, 2011 compared with 2.82% of total loans at December 31, 2010.

Restructured loans, as defined in accounting guidance for troubled debt restructuring in ASC 310-40, that have not already been included in loans past due 90 days or more or in non-accrual loans totaled $2,413,000 and $2,421,000 at December 31, 2011 and 2010, respectively.

OREO totaled $826,000 and $75,000 at December 31, 2011 and 2010, respectively. OREO at December 31, 2011 included two residential loan construction projects totaling $700,000 and a residential unit valued at $126,000. OREO at December 31, 2010 consisted of one commercial property that was sold in February 2011. Repossessed assets, which primarily includes commercial trucks and equipment from the indirect leasing portfolio, was $15,000 at December 31, 2010. There were no repossessed assets as of December 31, 2011.

Additional loan quality information can be found in Note 5 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Management's view is that loans classified as substandard or doubtful that are not included in the past due, non-accrual or restructured categories are potential problem loans. For some of these loans there may be known information about possible credit problems that will cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms.

Non-Performing Assets
December 31,	2011	2010	2009	2008	2007
Commercial:
Commercial and industrial	-	-	-	$17	-
Construction	-	-	-	-	-
Secured by commercial real estate	$286	$259	$709	300	-
Secured by residential real estate	-	-	-	-	-
State and political subdivisions	40	9	-	-	-
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	54	-	45	74	$62
Retail:
1-4 family residential mortgages	-	-	-	-	-
Home equity loans and lines	-	-	5	87	156
Consumer	-	-	-	-	-
Total loans past due 90 days or more and accruing	380	268	759	478	218

Commercial:
Commercial and industrial	5,410	1,082	486	147	202
Construction	3,474	1,334	1,342	-	478
Secured by commercial real estate	7,547	3,837	354	87	103
Secured by residential real estate	1,158	97	375	-	177
State and political subdivisions	4	-	-	-	-
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	121	255	306	306	368
Retail:
1-4 family residential mortgages	515	433	-	-	-
Home equity loans and lines	368	145	223	290	69
Consumer	-	-	-	-	-
Total non-accrual loans	18,597	7,183	3,086	830	1,397

Restructured loans, not included above	2,413	2,421	2,257	-	-
Other real estate owned	826	75	-	144	-
Repossessed assets	-	15	67	175	6
Non-accrual pooled trust preferred securities	1,929	1,672	863	-	-
Total non-performing assets	$24,145	$11,634	$7,032	$1,627	$1,621
Total as a percent of total assets	2.78%	1.44%	0.92%	0.24%	0.27%

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

Economic conditions over the past few years have contributed to high rates of unemployment and a softening of the residential and commercial real estate markets. These factors have had a negative impact on both consumers and small businesses and have contributed to higher than historical levels of net charge-offs and increases in specific reserves and in non-performing, impaired and classified loans. These factors when combined with the inherent risk related to the significant growth in the loan portfolio prior to 2011 and continued concerns related to economic conditions have resulted in elevated levels of the provision for loan losses and the allowance for loan losses. Since December 31, 2008, the start of the financial crisis, QNB has increased its allowance for loan losses from $3,836,000, or 0.95% of total loans, to $9,241,000, or 1.89%, of total loans at December 31, 2011. Over the past year the allowance for loan losses has been relatively stable increasing slightly from $8,955,000, or 1.86% of total loans at December 31, 2010. QNB’s management determined a $2,700,000 provision for loan losses was appropriate in 2011 compared to a provision of $3,800,000 in 2010.

Allowance for Loan Losses Allocation
December 31,	2011		2010		2009		2008		2007
	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans
Balance at end of period applicable to:
Commercial:
Commercial and industrial	$2,959	19.6%	$2,136	18.0%	$1,601	18.4%	$783	18.1%	$752	18.4%
Construction	556	3.3	633	3.9	382	6.1	219	5.4	249	6.3
Secured by commercial real estate	3,124	40.0	3,875	41.4	2,038	37.0	1,382	34.3	1,401	33.2
Secured by residential real estate	746	9.2	676	9.2	549	8.4	264	7.7	140	6.5
State and political subdivisions	195	7.2	108	6.4	125	5.9	90	6.3	132	6.1
Loans to depository institutions	20	0.9	-	0.0	-	0.0	-	0.0	-	0.0
Indirect lease financing	312	2.4	496	2.7	673	3.1	438	3.9	259	3.5
Retail:
1-4 family residential mortgages	249	5.2	212	4.8	153	5.3	88	5.5	66	5.8
Home equity loans and lines	625	11.7	646	13.0	420	15.0	375	17.7	221	19.0
Consumer	20	0.5	32	0.6	61	0.8	69	1.1	56	1.2
Unallocated	435		141		215		128		3
Total	$9,241	100.0%	$8,955	100.0%	$6,217	100.0%	$3,836	100.0%	$3,279	100.0%

Gross loans represent loans before unamortized net loan fees and costs. Percent gross loans lists the percentage of each loan type to total loans.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans and indirect lease financing loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. At December 31, 2011 and 2010, the recorded investment in loans for which impairment has been identified totaled $30,368,000 and $20,863,000, respectively, of which $21,822,000 and $12,568,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $8,546,000 and $8,295,000 at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010 the related allowance for loan losses associated with these loans was $2,065,000 and $2,281,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 5 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

QNB had net loan charge-offs of $2,414,000, or 0.51% of average total loans for 2011 compared to $1,062,000, or 0.23% of average total loans for 2010.The majority of charge-offs during 2011 were in the commercial loan portfolio and represented $2,361,000 of the $2,507,000 total charge-offs for the year. Commercial and industrial loan charge-offs totaled $732,000 in 2011. The largest charge-off in this category, totaling $573,000, was to a customer whose business is closely related to the construction industry. Commercial construction charge-offs contributed $634,000 to total charge-offs for the year. This represented two loans to the same borrower in the 1-4 family residential construction industry. These properties are currently carried as other real estate owned at a combined total of $700,000 at December 31, 2011. Charge-offs for commercial loans secured by commercial real estate totaled $941,000 during 2011. Approximately $829,000 of the charge-offs in this category relate to three loans for an office building, a bowling alley and the customer above whose business is closely related to construction.

Management believes the allowance for loan losses of $9,241,000 is adequate as of December 31, 2011 in relation to the estimate of known and inherent losses in the portfolio.

Allowance for Loan Losses
December 31,	2011	2010	2009	2008	2007
Allowance for loan losses:
Balance, January 1	$8,955	$6,217	$3,836	$3,279	$2,729

Charge-offs
Commercial:
Commercial and industrial	732	568	682	280	18
Construction	634	-	-	-	-
Secured by commercial real estate	941	278	-	-	-
Secured by residential real estate	54	113	-	-	-
State and political subdivisions	-	-	-	-	-
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	43	254	645	429	125
Retail:
1-4 family residential mortgages	-	-	-	-	-
Home equity loans and lines	77	60	527	-	6
Consumer	26	54	80	137	137
Total charge-offs	2,507	1,327	1,934	846	286
Recoveries
Commercial:
Commercial and industrial	22	13	4	6	-
Construction	-	-	-	-	-
Secured by commercial real estate	13	-	-	-	-
Secured by residential real estate	-	-	-	-	-
State and political subdivisions	-	-	-	-	-
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	41	218	96	33	61
Retail:
1-4 family residential mortgages	-	-	-	-	-
Home equity loans and lines	4	-	27	-	-
Consumer	13	34	38	39	75
Total recoveries	93	265	165	78	136
Net charge-offs	(2,414)	(1,062)	(1,769)	(768)	(150)
Provision for loan losses	2,700	3,800	4,150	1,325	700
Balance, December 31	$9,241	$8,955	$6,217	$3,836	$3,279

Total loans (excluding loans held-for-sale):
Average	$476,612	$466,524	$426,768	$382,700	$364,138
Year-end	489,936	482,182	449,421	403,579	381,016

Ratios:
Net charge-offs to:
Average loans	0.51%	0.23%	0.41%	0.20%	0.04%
Loans at year-end	0.49	0.22	0.39	0.19	0.04
Allowance for loan losses	26.13	11.86	28.45	20.02	4.57
Provision for loan losses	89.44	27.95	42.63	57.96	21.43

Allowance for loan losses to:
Average loans	1.94%	1.92%	1.46%	1.00%	0.90%
Loans at year-end	1.89	1.86	1.38	0.95	0.86

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

Total deposits increased $55,735,000, or 8.0%, to $750,712,000 at December 31, 2011. This follows an increase of 9.6% between 2009 and 2010. Average deposits increased $62,444,000, or 9.4%, during 2011 compared with $71,585,000, or 12.0%, in 2010.

The growth in deposits as well as the mix of deposits continues to be impacted by customers’ reactions to the industry, regulations and the interest rate environment. Many customers continue to look for the highest rate for the shortest term if looking for a time deposit or rate and liquidity in choosing a transaction account. In addition, with concerns over the safety of their deposits and the strength of their financial institutions, customers appear to be looking for the safety of FDIC insured deposits and the stability of a strong local community bank. On July 21, 2010, the Dodd-Frank Act was enacted which permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

All categories of deposits, except for time deposits, increased when comparing balances at December 31, 2011 to December 31, 2010. Similar to 2010, the growth was centered in lower-cost core deposits including interest-bearing demand and savings deposits, accounts with greater liquidity. This growth is consistent with customers looking for the highest rate for the shortest term. The Bank currently offers several attractive non-maturity interest-bearing account options that pay very competitive rates and allow the flexibility to add and withdraw funds without penalty.

Of the $55,735,000 increase in deposits between 2010 and 2011, savings accounts accounted for $49,567,000 of the increase. During the second quarter of 2009, QNB introduced an online eSavings account to compete with competitors online savings products. The eSavings account was introduced at a yield of 1.85% and despite reducing the yield to 1.00% by December 31, 2011, the account continues to be extremely successful with balances increasing $50,436,000 during the year to reach $117,871,000 at December 31, 2011.

Also contributing to the increase in total deposits was growth in non-interest bearing demand accounts which increased $11,473,000, or 20.7% to $66,850,000 at December 31, 2011. These deposits are primarily comprised of business checking accounts and are volatile depending on the timing of deposits and withdrawals. Because of this volatility it is often better to compare average balance growth. Average non-interest bearing demand accounts increased $7,579,000, or 13.5%, to $63,651,000 when comparing 2011 to 2010. This compares to an increase of 5.3% in average balances when comparing 2010 to 2009. QNB has been very successful in attracting new customers and expanding relationships with existing customers contributing to the increase in balances. Effective July 21, 2011, a provision of the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. To date, it does not appear that this provision has had a significant impact on QNB.

Interest-bearing demand accounts, which include municipal accounts, increased $18,849,000, or 14.2%, to $151,349,000 at December 31, 2011. Municipal accounts which include school district and township deposits increased $14,667,000, or 33.1% to $59,017,000 at December 31, 2011. The balances in these accounts are seasonal in nature and can be volatile on a daily basis. QNB is a depository for many school districts in the area. Most of the school district taxes are collected during the third quarter of the year and are disbursed over a nine month period. Average interest-bearing demand accounts increased $20,906,000, or 16.9% to $144,694,000 with average interest-bearing municipal accounts increasing $16,566,000, or 41.2% to $56,808,000 for 2011.

Total time deposit account balances were $285,024,000 at December 31, 2011, a decline of $25,208,000, or 8.1%, from the amount reported at December 31, 2010. As higher yielding time deposits matured during the year they were frequently reinvested in the high yielding and liquid eSavings account which in many instances paid a rate higher than what was offered on short-term time deposits. After the announcement by the Fed that it would likely leave rates unchanged until 2013 and the yield curve flattened as a result, many customers began looking for the highest yield and opted for a 60-month time deposit. Balances in time deposits with a 60 month term increased from $30,416,000 at December 31, 2010 to $67,175,000 at December 31, 2011.

To continue to attract and retain deposits, QNB plans to be competitive with respect to rates and to continue to deliver products with terms and features that appeal to customers. The QNB Rewards checking and online eSavings accounts are examples of such products.

Maturity of Time Deposits of $100,000 or More
Year ended December 31,	2011	2010	2009
Three months or less	$14,134	$37,945	$20,316
Over three months through six months	9,562	16,861	17,409
Over six months through twelve months	23,924	22,797	22,576
Over twelve months	51,619	26,000	45,640
Total	$99,239	$103,603	$105,941

Average Deposits by Major Classification
	2011		2010		2009
	Balance	Rate	Balance	Rate	Balance	Rate
Demand, non-interest bearing	$63,651	-	$56,072	-	$53,262	-
Interest-bearing demand	87,886	0.47%	83,546	0.65%	70,398	0.57%
Municipals interest-bearing demand	56,808	0.69	40,242	0.91	33,077	1.08
Money market	73,661	0.43	75,128	0.76	60,535	1.16
Savings	152,203	0.78	93,576	0.79	51,245	0.37
Time	192,231	1.55	211,867	2.09	218,047	3.13
Time of $100,000 or more	101,917	1.61	105,482	2.19	107,764	3.18
Total	$728,357	0.95%	$665,913	1.34%	$594,328	2.00%

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At December 31, 2011, the Bank had a maximum borrowing capacity with the FHLB of approximately $182,419,000. The maximum borrowing capacity changes as a function of qualifying collateral assets. QNB had no outstanding borrowings with the FHLB at December 31, 2011 and 2010. In addition, the Bank maintains two unsecured Federal funds lines with two correspondent banks totaling $18,000,000. At December 31, 2011 and 2010, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn. As part of its contingency funding plan QNB successfully tested its ability to borrow from these sources during the third quarter of 2011.

Total cash and cash equivalents, available-for-sale securities and loans held-for-sale totaled $359,581,000 at December 31, 2011 and $305,704,000 at December 31, 2010. The increase in liquid sources is primarily the result of a $57,527,000 increase in available-for-sale securities partially offset by a slight decline in interest-bearing deposits held at the Federal Reserve Bank. These sources were primarily funded from an increase in total deposits. These sources should be adequate to meet normal fluctuations in loan demand or deposit withdrawals. With the current low interest rate environment, it is anticipated that the investment portfolio will continue to provide significant liquidity as agency and municipal bonds are called and as cash flow on mortgage-backed and CMO securities continues to be steady. In the event that interest rates would increase the cash flow available from the investment portfolio could decrease.

Approximately $158,189,000 and $133,446,000 of available-for-sale securities at December 31, 2011 and 2010, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The increase in pledged securities relates to an increase in the deposits of several schools and municipalities when comparing the two periods.

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

Capital Adequacy

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB’s shareholders’ equity at December 31, 2011 was $70,841,000, or 8.15% of total assets, compared to shareholders’ equity of $61,090,000, or 7.55% of total assets, at December 31, 2010. Shareholders’ equity at December 31, 2011 and 2010 included a positive adjustment of $4,665,000 and $1,539,000, respectively, related to unrealized holding gains, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders’ equity to total assets would have been 7.66% and 7.36% at December 31, 2011 and 2010, respectively.

Average shareholders’ equity and average total assets were $63,464,000 and $840,903,000 for 2011, an increase of 10.2% and 8.3%, respectively, from 2010 average equity and average total assets of $57,589,000 and $776,599,000, respectively. The ratio of average total equity to average total assets was 7.55% for 2011, compared to 7.42% for 2010.

QNB is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law as amended (the BCL). The BCL operates generally to preclude dividend payments, if the effect thereof would render QNB insolvent, as defined. As a practical matter, QNB’s payment of dividends is contingent upon its ability to obtain funding in the form of dividends from the Bank. Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2011, $59,656,000 of retained earnings was available for dividends without prior regulatory approval, subject to the regulatory capital requirements discussed below. QNB paid dividends to its shareholders of $1.00 per share and $0.96 per share in 2011 and 2010, respectively.

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

The minimum regulatory capital ratios are 4.00% for Tier I capital, 8.00% for total risk-based capital and 4.00% for leverage. Under the requirements, at December 31, 2011 and 2010, QNB has a Tier I capital ratio of 11.42% and 10.52%, a total risk-based ratio of 12.71% and 11.82%, and a leverage ratio of 7.61% and 7.42%, respectively. All regulatory capital ratios have improved from December 31, 2010 as the growth rate of Tier I and total risk based capital has exceeded the growth rate of risk-weighted and quarterly average assets.

Continuing to impact risk-weighted assets is the $26,986,000 of risk-weighted assets due to mezzanine tranches of pooled trust preferred securities that were downgraded below investment grade during the first quarter of 2009. Although the amortized cost of these securities was only $3,640,000 at December 31, 2011, regulatory guidance required an additional $26,986,000 to be included in risk-weighted assets. The Bank utilized the method as outlined in the Call Report Instructions for an available-for-sale bond that has not triggered the Low Level Exposure (LLE) rule. The mezzanine tranches of CDOs that utilized this method of risk-weighting are five out of eight pooled trust preferred securities (PreTSLs) held by the Bank as of December 31, 2011. The other three pooled trust preferred securities have only one tranche remaining so the treatment noted above does not apply.

During the first quarter of 2010, QNB began offering a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $717,000 and $473,000 to capital during 2011 and 2010, respectively.

The Board of Directors has authorized the repurchase of up to 100,000 shares of QNB’s common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of December 31, 2011 and 2010, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There were no shares repurchased under the plan since the first quarter of 2009.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from “well capitalized” to “critically undercapitalized.” At December 31, 2011 and 2010, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the “well-capitalized” criterion which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

Capital Analysis
December 31,	2011	2010
Tier I
Shareholders' equity	$70,841	$61,090
Net unrealized securities gains, net of tax	(4,665)	(1,539)
Total Tier I risk-based capital	66,176	59,551

Tier II
Allowable portion: Allowance for loan losses	7,270	7,100
Unrealized gains on equity securities, net of tax	248	281
Total risk-based capital	$73,694	$66,932
Risk-weighted assets	$579,633	$566,109
Average assets	$870,133	$802,144

Capital Ratios
December 31,	2011	2010
Tier I capital/risk-weighted assets	11.42%	10.52%
Total risk-based capital/risk-weighted assets	12.71%	11.82%
Tier I capital/average assets (leverage ratio)	7.61%	7.42%

Recently Issued Accounting Standards

Refer to Note 1 of the Notes to Consolidated Financial Statements for discussion of recently issued accounting standards.

Critical Accounting Policies and Estimates

Disclosure of the Company’s significant accounting policies is included in Note 1 to Consolidated Financial Statements. Additional information is contained in Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements for the most sensitive of these issues. The discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of QNB, which are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and predominant practices within the banking industry. The preparation of these consolidated financial statements requires QNB to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. QNB evaluates estimates on an on-going basis, including those related to the determination of the allowance for loan losses, the determination of the valuation of other real estate owned, other-than-temporary impairments on investment securities, the determination of impairment of restricted bank stock, the valuation of deferred tax assets, stock-based compensation and income taxes. QNB bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company follows the accounting guidance in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320-10 as it relates to the recognition and presentation of other-than-temporary impairment (OTTI). This accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held to maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the non-credit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

Impairment of Restricted Investment in Bank Stock

Restricted bank stock is comprised of restricted stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and the Atlantic Central Bankers Bank at December 31, 2011. Federal law requires a member institution of the FHLB to hold stock of its district bank according to a predetermined formula.

In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock to preserve capital. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the restricted stock as of December 31, 2011.

On October 28, 2010, the FHLB announced their decision to have a limited excess capital stock repurchase. QNB received $115,000 on October 29, 2010. These capital stock purchases have continued throughout 2011 and QNB received another $401,000 during the year. Further repurchases and the possible resumption of dividend payments will be evaluated quarterly by the FHLB.

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

Stock-Based Compensation

At December 31, 2011, QNB sponsored stock-based compensation plans, administered by a board committee, under which both qualified and nonqualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with ASC 718, Compensation – Stock Compensation. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimates the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company (as defined) we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements are set forth in this Annual Report on Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm	Page 45
Consolidated Balance Sheets	Page 46
Consolidated Statements of Income	Page 47
Consolidated Statements of Shareholders’ Equity	Page 48
Consolidated Statements of Cash Flows	Page 49
Notes to Consolidated Financial Statements	Page 50

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
QNB Corp.

We have audited the accompanying consolidated balance sheets of QNB Corp. and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QNB Corp. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Allentown, Pennsylvania
March 29, 2012

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
December 31,	2011	2010
Assets
Cash and due from banks	$9,736	$8,498
Interest-bearing deposits in banks	819	6,414
Total cash and cash equivalents	10,555	14,912

Investment securities
Available-for-sale (amortized cost $341,023 and $288,232)	348,091	290,564
Held-to-maturity (fair value $1,365 and $2,729)	1,327	2,667
Restricted investment in bank stocks	1,775	2,176
Loans held-for-sale	935	228
Total loans, net of unearned fees and costs	489,936	482,182
Allowance for loan losses	(9,241)	(8,955)
Net loans	480,695	473,227
Bank-owned life insurance	9,728	9,439
Premises and equipment, net	7,604	6,552
Accrued interest receivable	2,990	2,988
Other assets	5,104	6,507
Total assets	$868,804	$809,260

Liabilities
Deposits
Demand, non-interest bearing	$66,850	$55,377
Interest-bearing demand	151,349	132,500
Money market	79,856	78,802
Savings	167,633	118,066
Time	185,785	206,629
Time of $100,000 or more	99,239	103,603
Total deposits	750,712	694,977
Short-term borrowings	24,021	29,786
Long-term debt	20,299	20,308
Accrued interest payable	789	1,089
Other liabilities	2,142	2,010
Total liabilities	797,963	748,170

Shareholders' Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,338,814 shares and 3,293,687 shares issued; 3,174,245 and 3,129,118 shares outstanding	2,087	2,059
Surplus	11,679	10,811
Retained earnings	54,886	49,157
Accumulated other comprehensive income, net of tax	4,665	1,539
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	70,841	61,090
Total liabilities and shareholders' equity	$868,804	$809,260

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except share data)
Year Ended December 31,	2011	2010
Interest Income
Interest and fees on loans	$26,419	$26,696
Interest and dividends on investment securities:
Taxable	7,009	7,021
Tax-exempt	2,748	2,426
Interest on interest-bearing balances and other interest income	41	40
Total interest income	36,217	36,183

Interest Expense
Interest on deposits
Interest-bearing demand	804	911
Money market	317	568
Savings	1,184	739
Time	2,977	4,420
Time of $100,000 or more	1,637	2,306
Interest on short-term borrowings	194	269
Interest on long-term debt	978	1,057
Total interest expense	8,091	10,270
Net interest income	28,126	25,913
Provision for loan losses	2,700	3,800
Net interest income after provision for loan losses	25,426	22,113

Non-Interest Income
Total other-than-temporary impairment loss on investment securities	(97)	(337)
Less: Portion of loss recognized in other comprehensive income (before taxes)	-	27
Net other-than temporary impairment losses on investment securities	(97)	(310)
Net gain on sale of investment securities	46	309
Net loss on investment securities	(51)	(1)
Fees for services to customers	1,388	1,571
ATM and debit card	1,409	1,228
Bank-owned life insurance	372	314
Merchant	321	278
Net gain on sale of loans	352	494
Other	435	455
Total non-interest income	4,226	4,339

Non-Interest Expense
Salaries and employee benefits	9,860	8,999
Net occupancy	1,546	1,535
Furniture and equipment	1,308	1,202
Marketing	736	737
Third party services	1,267	1,116
Telephone, postage and supplies	605	612
State taxes	602	561
FDIC insurance premiums	781	1,041
Other	1,591	1,598
Total non-interest expense	18,296	17,401
Income before income taxes	11,356	9,051
Provision for income taxes	2,476	1,834
Net Income	$8,880	$7,217
Earnings Per Share - Basic	$2.82	$2.32
Earnings Per Share - Diluted	$2.81	$2.32

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					Accumulated
	Number of				Other
	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share data)	Outstanding	Stock	Surplus	Earnings	Income	Stock	Total
Balance, December 31, 2009	3,093,225	$2,036	$10,221	$44,922	$1,723	$(2,476)	$56,426
Comprehensive income:
Net income	-	-	-	7,217	-	-	7,217
Other comprehensive loss, net of tax	-	-	-	-	(184)	-	(184)
Total comprehensive income, net of tax							7,033
Cash dividends declared ($0.96 per share)	-	-	-	(2,982)	-	-	(2,982)
Stock issued in connection with dividend reinvestment and stock purchase plan	25,317	16	457	-	-	-	473
Stock issued for employee stock purchase plan	4,118	3	65	-	-	-	68
Stock issued for options exercised	6,458	4	14	-	-	-	18
Tax benefit of stock options exercised	-	-	3	-	-	-	3
Stock-based compensation expense	-	-	51	-	-	-	51
Balance, December 31, 2010	3,129,118	$2,059	$10,811	$49,157	$1,539	$(2,476)	$61,090
Comprehensive income:
Net income	-	-	-	8,880		-	8,880
Other comprehensive income, net of tax	-	-	-	-	3,126	-	3,126
Total comprehensive income, net of tax							12,006
Cash dividends declared ($1.00 per share)	-	-	-	(3,151)	-	-	(3,151)
Stock issued in connection with dividend reinvestment and stock purchase plan	33,832	21	696	-	-	-	717
Stock issued for employee stock purchase plan	3,786	2	69				71
Stock issued for options exercised	7,509	5	12	-	-	-	17
Tax benefit of stock options exercised	-	-	32	-	-	-	32
Stock-based compensation expense	-	-	59	-	-	-	59
Balance, December 31, 2011	3,174,245	$2,087	$11,679	$54,886	$4,665	$(2,476)	$70,841

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
Year Ended December 31,	2011	2010
Operating Activities
Net income	$8,880	$7,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	856	853
Provision for loan losses	2,700	3,800
Net losses on investment securities available-for-sale	51	1
Net loss on sale of repossessed assets and other real estate owned	38	2
Net gain on sale of loans	(352)	(494)
Proceeds from sales of residential mortgages held-for-sale	11,418	12,124
Origination of residential mortgages held-for-sale	(11,773)	(11,324)
Income on bank-owned life insurance	(372)	(314)
Stock-based compensation expense	59	51
Deferred income tax benefit	(198)	(867)
Net increase (decrease) in income taxes payable	45	(57)
Net increase in accrued interest receivable	(2)	(140)
Amortization of mortgage servicing rights and change in valuation allowance	114	104
Net amortization of premiums and discounts on investment securities	1,629	1,094
Net decrease in accrued interest payable	(300)	(476)
Decrease in other assets	558	1,400
Decrease in other liabilities	132	109
Net cash provided by operating activities	13,483	13,083
Investing Activities
Proceeds from maturities and calls of investment securities
available-for-sale	120,619	130,847
held-to-maturity	1,344	680
Proceeds from the sale of investment securities available-for-sale	45,508	7,490
Purchases of investment securities available-for-sale	(220,602)	(178,411)
Proceeds from redemption of investment in restricted bank stock	401	115
Net increase in loans	(11,082)	(34,123)
Redemption of bank owned life insurance investment	95	-
Net purchases of premises and equipment	(1,910)	(1,158)
Proceeds from sales of repossessed assets	140	275
Net cash used by investing activities	(65,487)	(74,285)
Financing Activities
Net increase in non-interest bearing deposits	11,473	1,447
Net increase in interest-bearing deposits	44,262	59,427
Net (decrease) increase in short-term borrowings	(5,765)	1,353
Proceeds from issuance of long-term debt	-	312
Repayments of long-term debt	(9)	(15,004)
Tax benefit from exercise of stock options	32	3
Cash dividends paid, net of reinvestment	(2,893)	(2,821)
Proceeds from issuance of common stock	547	398
Net cash provided by financing activities	47,647	45,115
Decrease in cash and cash equivalents	(4,357)	(16,087)
Cash and cash equivalents at beginning of year	14,912	30,999
Cash and cash equivalents at end of year	$10,555	$14,912
Supplemental Cash Flow Disclosures
Interest paid	$8,391	$10,746
Income taxes paid	2,595	2,805
Non-cash transactions
Transfer of loans to repossessed assets or other real estate owned	914	300

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents consist of cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in the Federal Reserve Bank and other banks and Federal funds sold. QNB maintains a portion of its interest-bearing deposits at various commercial financial institutions. At times, the balances exceed the FDIC insured limits.

Investment Securities

Investment securities that QNB has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported in other comprehensive income or loss, a separate component of shareholders’ equity. Management determines the appropriate classification of securities at the time of purchase. QNB had no trading securities at December 31, 2011 and 2010.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (continued)

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

The Company follows the accounting guidance in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320-10 as it relates to the recognition and presentation of other-than-temporary impairment (OTTI). This accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held to maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the non-credit portion of a previous other-than-temporary impairment would be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

Restricted Investment in Bank Stock

Restricted bank stock is comprised of restricted stock of the Federal Home Loan Bank of Pittsburgh (FHLB) in the amount of $1,763,000 and the Atlantic Central Bankers Bank in the amount of $12,000 at December 31, 2011. Federal law requires a member institution of the FHLB to hold stock of its district bank according to a predetermined formula. These restricted securities are carried at cost.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock to preserve capital. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the restricted stock as of December 31, 2011.

On October 28, 2010, the FHLB announced their decision to have a limited excess capital stock repurchase. QNB received $115,000 on October 29, 2010. These capital stock purchases have continued throughout 2011 and QNB received another $401,000 during the year. Further repurchases and the possible resumption of dividend payments will be evaluated quarterly by the FHLB.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (continued)

Non-Performing Assets (continued)

From time to time, QNB may extend, restructure, or otherwise modify the terms of existing loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers that maybe experiencing financial difficulties. A loan is considered to be a troubled debt restructuring (“TDR”) loan when the Company grants a concession to the borrower because of the borrower’s financial condition that it would not otherwise consider. Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other modifications of interest rates to less than the current market rate for new obligations with similar risk. Loans classified as TDRs are considered non-performing and are also designated as impaired.

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

The allowance for loan losses is based on management’s continuing review and evaluation of the loan portfolio. The level of the allowance is determined by assigning specific reserves to individually identified problem credits and general reserves to all other loans. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. The portion of the allowance that is allocated to internally criticized and non-accrual loans is determined by estimating the inherent loss on each credit after giving consideration to the value of underlying collateral. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates. These loss rates are based on a three year history of charge-offs and are more heavily weighted for recent experience for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

•	Lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices.
•	External factor effects, such as legal and regulatory requirements.
•	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.
•	Nature and volume of the portfolio including growth.
•	Experience, ability, and depth of lending management and staff.
•	Volume and severity of past due, classified and nonaccrual loans.
•	Quality of the Company’s loan review system, and the degree of oversight by the Company’s Board of Directors.
•	Existence and effect of any concentrations of credit and changes in the level of such concentrations.

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

Note 1 - Summary of Significant Accounting Policies (continued)

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

Servicing Assets

Servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets. When mortgage loans are sold, a portion of the cost of originating the loan is allocated to the servicing rights based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The Company subsequently measures servicing rights using the amortization method where servicing rights are amortized in proportion to and over the period of estimated net servicing income. On a quarterly basis an independent third party determines the fair value of QNB’s servicing assets. These assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranches. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. At December 31, 2011 and 2010, the Company had foreclosed assets of $826,000 and $90,000, respectively. These amounts are included in other assets on the balance sheet.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated principally on an accelerated or straight-line basis over the estimated useful lives of the assets, or the shorter of the estimated useful life or lease term for leasehold improvements, as follows:

Buildings	10 to 40 years
Furniture and Equipment	3 to 10 years

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (continued)

Bank-Owned Life Insurance (continued)

The Company follows the accounting guidance for postretirement benefit aspects of endorsement split-dollar life insurance arrangements which applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance policies. It requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. The expense recorded during 2011 and 2010 was approximately $31,000 and $53,000, respectively, and is included in non-interest expense under salaries and benefits expense.

Stock-Based Compensation

At December 31, 2011, QNB sponsored stock-based compensation plans, administered by a Board committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with The FASB Accounting Standards Codification 718, Compensation - Stock Compensation. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.

Stock-based compensation expense was approximately $59,000 and $51,000 for the years ended December 31, 2011 and 2010, respectively. There was no tax benefit recognized related to this compensation for the years ended December 31, 2011 and 2010.

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

Year ended December 31,	2011	2010
Risk free interest rate	1.84%	2.19%
Dividend yield	4.96	5.26
Volatility	30.04	27.77
Expected life (years)	5	5

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The weighted average fair value per share of options granted during 2011 and 2010 was $3.31 and $2.55, respectively.

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

In connection with the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions, QNB has evaluated its tax positions as of December 31, 2011. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has more than a 50 percent likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more-likely-than-not” threshold guidelines, QNB believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2011, QNB had no material unrecognized tax benefits or accrued interest and penalties. QNB’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company and its subsidiary are subject to U.S. Federal income tax as well as income tax of the Commonwealth of Pennsylvania. QNB is no longer subject to examination by U.S. Federal or State taxing authorities for years before 2008.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (continued)

Treasury Stock

Common stock shares repurchased are recorded as treasury stock at cost.

Earnings Per Share

Basic earnings per share excludes any dilutive effects of options and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the period. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

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

Subsequent Events

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2011 for items that should potentially be recognized or disclosed in these financial statements.

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-02 Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The troubled debt restructuring (TDR) guidance clarifies whether loan modifications constitute TDRs, includes factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in the guidance also ends the FASB’s deferral of the additional disclosures about TDRs. The provisions of this guidance were effective for the first interim and annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of the guidance did not have a material impact on QNB’s consolidated financial statements.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

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

In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of the guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Earnings Per Share and Share Repurchase Plan

The following table sets forth the computation of basic and diluted earnings per share:

Year ended December 31,	2011	2010
Numerator for basic and diluted earnings per share - net income	$8,880	$7,217
Denominator for basic earnings per share - weighted average shares outstanding	3,149,752	3,105,565
Effect of dilutive securities - employee stock options	13,996	9,157
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,163,748	3,114,722
Earnings per share - basic	$2.82	$2.32
Earnings per share - diluted	$2.81	$2.32

There were 61,350 and 117,225 stock options that were anti-dilutive as of December 31, 2011 and 2010, respectively. These stock options were not included in the above calculation.

On January 24, 2008, QNB announced that the Board of Directors authorized the repurchase of up to 50,000 shares of its common stock in open market or privately negotiated transactions. On February 9, 2009, the Board of Directors approved increasing the authorization to 100,000 shares. The repurchase authorization does not bear a termination date. There were no shares repurchased during the years ended December 31, 2011 or 2010. As of December 31, 2011 and 2010, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

Note 3 – Cash and Cash Equivalents

Included in cash and cash equivalents are reserves in the form of deposits with the Federal Reserve Bank of $225,000 as of December 31, 2011 and 2010.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities

Available-For-Sale

The amortized cost and estimated fair values of investment securities available-for-sale at December 31, 2011 and December 31, 2010 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2011	value	gains	losses	cost
U.S. Government agency securities	$68,493	$635	$5	$67,863
State and municipal securities	78,786	2,861	6	75,931
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	113,243	3,169	16	110,090
Collateralized mortgage obligations (CMOs)	79,345	1,577	27	77,795
Pooled trust preferred securities	1,929	12	1,723	3,640
Corporate debt securities	2,495	44	4	2,455
Equity securities	3,800	610	59	3,249
Total investment securities available-for-sale	$348,091	$8,908	$1,840	$341,023

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2010	value	gains	losses	cost
U.S. Government agency securities	$66,448	$241	$869	$67,076
State and municipal securities	63,588	675	514	63,427
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	78,801	2,438	311	76,674
Collateralized mortgage obligations (CMOs)	75,573	1,890	137	73,820
Pooled trust preferred securities	1,866	-	1,774	3,640
Corporate debt securities	518	69	-	449
Equity securities	3,770	667	43	3,146
Total investment securities available-for-sale	$290,564	$5,980	$3,648	$288,232

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at December 31, 2011 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities.

		Amortized
December 31, 2011	Fair value	cost
Due in one year or less	$16,571	$16,262
Due after one year through five years	213,742	209,001
Due after five years through ten years	59,015	57,919
Due after ten years	54,963	54,592
Equity securities	3,800	3,249
Total investment securities available-for-sale	$348,091	$341,023

Proceeds from sales of investment securities available-for-sale were $45,508,000 and $7,490,000 for the years ended December 31, 2011 and 2010, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities (continued)

The following table presents information related to the Company’s gains and losses on the sales of equity and debt securities, and losses recognized for the other-than-temporary impairment of these investments. Gains and losses on available-for-sale securities are computed on the specific identification method and included in non-interest income.

December 31,	2011				2010
			Other-than-				Other-than-
	Gross	Gross	temporary		Gross	Gross	temporary
	realized	realized	impairment	Net gains	realized	realized	impairment	Net gains
	gains	losses	losses	(losses)	gains	losses	losses	(losses)
Equity securities	$140	$-	$(97)	$43	$287	-	$(33)	$254
Debt securities	342	(436)	-	(94)	24	$(2)	(277)	(255)
Total	$482	$(436)	$(97)	$(51)	$311	$(2)	$(310)	$(1)

All other-than-temporary impairment (OTTI) writedowns on debt securities were on pooled trust preferred securities.

The tax benefit applicable to the net realized losses for the years ended December 31, 2011 and 2010 amounted to $17,000 and $0, respectively.

The following table presents a summary of the other-than-temporary impairment charges recognized for debt securities still held by QNB:

Year ended December 31,	2011	2010
OTTI on debt securities:
Recorded as part of gross realized losses (credit-related)	$-	$277
Recorded directly to other comprehensive income for non-credit related impairment	-	27
Total OTTI on debt securities	$-	$304

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

The following table presents a rollforward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the year. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized in 2011. The following table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities (continued)

Year ended December 31,	2011	2010
Balance, beginning of period	$1,279	$1,002
Additions:
Initial credit impairments	-	-
Subsequent credit impairments	-	277
Balance, end of period	$1,279	$1,279

Held-To-Maturity

The amortized cost and estimated fair values of investment securities held-to-maturity at December 31, 2011 and December 31, 2010 were as follows:

December 31,	2011				2010
		Gross	Gross			Gross	Gross
		unrealized	unrealized			unrealized	unrealized
	Amortized	holding	holding	Fair	Amortized	holding	holding	Fair
	cost	gains	losses	value	cost	gains	losses	value
State and municipal securities	$1,327	$38	-	$1,365	$2,667	$62	-	$2,729

The amortized cost and estimated fair value of securities held-to-maturity by contractual maturity at December 31, 2011 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Amortized
December 31, 2011	Fair value	cost
Due in one year or less	$807	$800
Due after one year through five years	-	-
Due after five years through ten years	558	527
Due after ten years	-	-
Total investment securities held-to-maturity	$1,365	$1,327

There were no sales of investment securities classified as held-to-maturity during 2011 or 2010.

At December 31, 2011 and December 31, 2010, investment securities available-for-sale totaling $158,189,000 and $133,446,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

Securities that have been in a continuous unrealized loss position are as follows:

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	securities	value	losses	value	losses	value	losses
U.S. Government agency securities	6	$6,995	$5	-	-	$6,995	$5
State and municipal securities	5	1,772	5	$302	$1	2,074	6
Mortgage-backed securities	4	7,531	16	-	-	7,531	16
Collateralized mortgage obligations (CMOs)	6	7,270	27	-	-	7,270	27
Pooled trust preferred securities	5	-	-	1,495	1,723	1,495	1,723
Corporate debt securities	2	2,000	4	-	-	2,000	4
Equity securities	8	490	44	324	15	814	59
Total	36	$26,058	$101	$2,121	$1,739	$28,179	$1,840

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities (continued)

		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	securities	value	losses	value	losses	value	losses
U.S. Government agency securities	30	$40,179	$869	-	-	$40,179	$869
State and municipal securities	40	19,207	482	$468	$32	19,675	514
Mortgage-backed securities	19	21,999	311	-	-	21,999	311
Collateralized mortgage obligations (CMOs)	7	6,918	137	-	-	6,918	137
Pooled trust preferred securities	7	-	-	1,866	1,774	1,866	1,774
Equity securities	5	740	43	-	-	740	43
Total	108	$89,043	$1,842	$2,334	$1,806	$91,377	$3,648

Management evaluates debt securities, which are comprised of U.S. Government Agencies, state and municipalities, mortgage-backed securities, CMOs and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at December 31, 2011 in U.S. Government securities, state and municipal securities, mortgage-backed securities, CMOs, and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

The Company’s investment in marketable equity securities primarily consists of investments in large cap stock companies. These equity securities are analyzed for impairment on an ongoing basis. As a result of declines in certain equity values during 2011, $97,000 of other-than-temporary impairment charges were recorded during the year. QNB had six equity securities with unrealized losses of $44,000 in this position for a time period less than twelve months and two equity securities with an unrealized loss of $15,000 for more than twelve months. Management believes these equity securities will recover in the foreseeable future. QNB evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold those securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

The following table provides additional information related to pooled trust preferred securities (PreTSLs) as of December 31, 2011:

Deal	Class	Book value	Fair value	Unreal- ized gains (losses)	Realized OTTI credit loss (YTD 2011)	Total recognized OTTI credit loss	Moody's /Fitch ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine*	$243	$201	$(42)	$-	$(1)	Ca/CCC	4	-	27.1%	124.3%
PreTSL V	Mezzanine*	-	-	-	-	(118)	Ba3/D	-	-	100.0	12.0
PreTSL VI	Mezzanine*	121	123	2	-	(8)	Ca/D	3	-	73.6	62.4
PreTSL XVII	Mezzanine	752	294	(458)	-	(222)	Ca/C	32	4	36.0	77.0
PreTSL XIX	Mezzanine	988	436	(552)	-	-	C/C	37	13	22.6	81.2
PreTSL XXV	Mezzanine	766	332	(434)	-	(222)	C/C	40	8	33.5	76.2
PreTSL XXVI	Mezzanine	469	232	(237)	-	(270)	C/C	38	10	28.3	82.5
PreTSL XXVI	Mezzanne	301	311	10	-	(438)	C/C	38	10	28.3	82.5
		$3,640	$1,929	$(1,711)	$-	$(1,279)

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

The market for these securities at December 31, 2011 is not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and the market values for these securities (and any securities other than those issued or guaranteed by U.S. Government agencies) are depressed relative to historical levels. In today’s market, a low market price for a particular bond may only provide evidence of a recent widening of corporate spreads in general versus being an indicator of credit problems with a particular issuer. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. As illustrated in the table above, these securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities (continued)

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment (OTTI), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit-related portion and a non-credit related portion of OTTI are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. For the year ended December 31, 2011, no other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows:

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

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows (including prepayments), credit worthiness of the underlying banks and insurance companies and determination of probability and severity of default of the underlying collateral. The following provides additional information for each of these variables:

•	Estimate of Future Cash Flows – Cash flows are constructed in an INTEX desktop valuation model. INTEX is a proprietary cash flow model recognized as the industry standard for analyzing all types of structured debt products. It includes each deal’s structural features updated with trustee information, including asset-by-asset detail, as it becomes available. The modeled cash flows are then used to determine if all the scheduled principal and interest payments of the investments will be returned. For purposes of the cash flow analysis, relatively modest rates of prepayment were forecasted (ranging from 0-2%). In addition to the base prepayment assumption, due to the recent enactment of the Dodd-Frank financial legislation additional prepayment analysis was performed. First, all fixed-rate trust preferred securities issued by banks with more than $15 billion in total assets at December 31, 2009 were identified. Next the holding companies’ approximate cost of long-term funding given their rating and marketplace interest rates was estimated. The following assumption was made; any holding company that could refinance for a cost savings of more than 2% will refinance and will do so on January 1, 2013, or July 1, 2015 for bank holding company subsidiaries of foreign banking organizations that have relied on Supervision and Regulation Letter SR-01-1.

•	Credit Analysis – A quarterly credit evaluation is performed for the companies comprising the collateral across the various pooled trust preferred securities. This credit evaluation considers all available evidence and focuses on capitalization, asset quality, profitability, liquidity, stock price performance, whether the institution has received TARP funding and whether the institution has shown the ability to raise capital.

•	Probability of Default – A near-term probability of default is determined for each issuer based on its financial condition and is used to calculate the expected impact of future deferrals and defaults on the expected cash flows. Each issuer in the collateral pool is assigned a near-term probability of default based on individual performance and financial characteristics. Various studies suggest that the rate of bank failures between 1934 and 2008 were approximately 0.36%. Thus, in addition to the specific bank default assumptions used for the near term, future defaults on the individual banks in the analysis for 2013 and beyond the rate used is calculated based on using the above mentioned thirty-six basis points and factoring that number based on a comparison of key financial ratios of active individual issuers without a short-term probability of default compared to all FDIC insured banks.

•	Severity of Loss – In addition to the probability of default discussed above, a severity of loss (projected recovery) is determined in all cases. In the current analysis, the severity of loss ranges from 0% to 100% depending on the estimated credit worthiness of the individual issuer, with a 95% severity of loss utilized for defaults projected in 2013 and thereafter.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities (continued)

Based upon the analysis performed by management as of December 31, 2011, it is probable that we will collect all contractual principal and interest payments on one of our eight pooled trust preferred securities, PreTSL XIX. The expected principal shortfall on the remaining pooled trust preferred securities has resulted in credit related other-than-temporary impairment charges in previous years. All of these pooled trust preferred securities held by QNB could be subject to additional writedowns in the future if additional deferrals and defaults occur.

Note 5 - Loans Receivable and the Allowance for Loan Losses

Major classes of loans are as follows:

December 31,	2011	2010
Commercial:
Commercial and industrial	$96,163	$86,628
Construction	15,959	18,611
Secured by commercial real estate	195,813	199,874
Secured by residential real estate	45,070	44,444
State and political subdivisions	35,127	31,053
Loans to depository institutions	4,515	-
Indirect lease financing	11,928	12,995
Retail:
1-4 family residential mortgages	25,518	23,127
Home equity loans and lines	57,579	62,726
Consumer	2,308	2,751
Total loans	489,980	482,209
Net unearned (fees) costs	(44)	(27)
Loans receivable	$489,936	$482,182

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At December 31, 2011 and 2010, overdrafts were $91,000 and $93,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at December 31, 2011, there were no concentrations of loans exceeding 10% of total loans.

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

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

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

Loans to depository institutions consist of a loan to a commercial bank in Lehigh County, Pennsylvania. This loan is secured by shares of common stock of the borrowing institution.

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

The Company employs an eight (8) grade risk rating system related to the credit quality of commercial loans, loans to depository institutions, loans to state and political subdivisions and indirect lease financing of which the first four categories are pass categories (credits not adversely rated). The following is a description of the internal risk ratings and the likelihood of loss related to each risk rating.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2011 and December 31, 2010:

December 31, 2011	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$83,477	$2,313	$10,332	$41	$96,163
Construction	6,608	3,067	6,284	-	15,959
Secured by commercial real estate	152,637	9,323	33,402	451	195,813
Secured by residential real estate	39,657	1,220	4,193	-	45,070
State and political subdivisions	32,928	2,013	186	-	35,127
Loans to depository institutions	4,515	-	-	-	4,515
Indirect lease financing	11,548	-	380	-	11,928
	$331,370	$17,936	$54,777	$492	$404,575

December 31, 2010	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$74,315	$1,378	$10,878	$57	$86,628
Construction	9,888	5,993	2,730	-	18,611
Secured by commercial real estate	154,697	6,537	37,942	698	199,874
Secured by residential real estate	39,823	1,038	3,583	-	44,444
State and political subdivisions	28,649	2,338	66	-	31,053
Indirect lease financing	12,460	-	535	-	12,995
	$319,832	$17,284	$55,734	$755	$393,605

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of December 31, 2011 and December 31, 2010:

December 31, 2011	Performing	Non- performing	Total
Retail:
1-4 family residential mortgages	$25,003	$515	$25,518
Home equity loans and lines	57,211	368	57,579
Consumer	2,308	-	2,308
	$84,522	$883	$85,405

December 31, 2010	Performing	Non- performing	Total
Retail:
1-4 family residential mortgages	$22,694	$433	$23,127
Home equity loans and lines	62,581	145	62,726
Consumer	2,751	-	2,751
	$88,026	$578	$88,604

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2011 and December 31, 2010:

December 31, 2011	30-59 days past due	60-89 days past due	>90 days past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$113	-	-	$113	$96,050	$96,163
Construction	1,436	-	-	1,436	14,523	15,959
Secured by commercial real estate	1,857	$1,699	$1,017	4,573	191,240	195,813
Secured by residential real estate	778	70	395	1,243	43,827	45,070
State and political subdivisions	50	-	44	94	35,033	35,127
Loans to depository institutions	-	-	-	-	4,515	4,515
Indirect lease financing	353	146	123	622	11,306	11,928
Retail:
1-4 family residential mortgages	200	166	-	366	25,152	25,518
Home equity loans and lines	158	66	190	414	57,165	57,579
Consumer	14	-	-	14	2,294	2,308
	$4,959	$2,147	$1,769	$8,875	$481,105	$489,980

December 31, 2010	30-59 days past due	60-89 days past due	>90 days past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$228	$66	$197	$491	$86,137	$86,628
Construction	39	-	1,334	1,373	17,238	18,611
Secured by commercial real estate	527	4,517	3,257	8,301	191,573	199,874
Secured by residential real estate	857	125	54	1,036	43,408	44,444
State and political subdivisions	-	8	9	17	31,036	31,053
Indirect lease financing	495	244	72	811	12,184	12,995
Retail:
1-4 family residential mortgages	668	-	433	1,101	22,026	23,127
Home equity loans and lines	220	203	29	452	62,274	62,726
Consumer	32	-	-	32	2,719	2,751
	$3,066	$5,163	$5,385	$13,614	$468,595	$482,209

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due more than 90 days and still accruing interest as of December 31, 2011 and December 31, 2010:

December 31, 2011	>90 days past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	-	$5,410
Construction	-	3,474
Secured by commercial real estate	$286	7,547
Secured by residential real estate	-	1,158
State and political subdivisions	40	4
Loans to depository institutions	-	-
Indirect lease financing	54	121
Retail:
1-4 family residential mortgages		515
Home equity loans and lines	-	368
Consumer	-	-
	$380	$18,597

December 31, 2010	>90 days past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	-	$1,082
Construction	-	1,334
Secured by commercial real estate	$259	3,837
Secured by residential real estate	-	97
State and political subdivisions	9	-
Indirect lease financing	-	255
Retail:
1-4 family residential mortgages	-	433
Home equity loans and lines	-	145
Consumer	-	-
	$268	$7,183

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

Activity in the allowance for loan losses for the years ended December 31, 2011 and 2010 are as follows:

Year ended December 31, 2011	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,136	$1,533	$(732)	$22	$2,959
Construction	633	557	(634)	-	556
Secured by commercial real estate	3,875	177	(941)	13	3,124
Secured by residential real estate	676	124	(54)	-	746
State and political subdivisions	108	87	-	-	195
Loans to depository institutions	-	20	-	-	20
Indirect lease financing	496	(182)	(43)	41	312
Retail:
1-4 family residential mortgages	212	37	-	-	249
Home equity loans and lines	646	52	(77)	4	625
Consumer	32	1	(26)	13	20
Unallocated	141	294	N/A	N/A	435
	$8,955	$2,700	$(2,507)	$93	$9,241

Year ended December 31, 2010	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,601	$1,090	$(568)	$13	$2,136
Construction	382	251	-	-	633
Secured by commercial real estate	2,038	2,115	(278)	-	3,875
Secured by residential real estate	549	240	(113)	-	676
State and political subdivisions	125	(17)	-	-	108
Indirect lease financing	673	(141)	(254)	218	496
Retail:
1-4 family residential mortgages	153	59	-	-	212
Home equity loans and lines	420	286	(60)	-	646
Consumer	61	(9)	(54)	34	32
Unallocated	215	(74)	N/A	N/A	141
	$6,217	$3,800	$(1,327)	$265	$8,955

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

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

From time to time, QNB may extend, restructure, or otherwise modify the terms of existing loans, on a case-by-case basis, to remain competitive and retain certain customers, as well as assist other customers that may be experiencing financial difficulties. A loan is considered to be a troubled debt restructuring (“TDR”) loan when the Company grants a concession to the borrower because of the borrower’s financial condition that it would not otherwise consider. Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other modifications of interest rates to less than the current market rate for new obligations with similar risk. Loans classified as TDRs are considered non-performing and are also designated as impaired.

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

As a result of the adoption of ASU 2011-02, QNB reassessed all loan restructurings that occurred on or after January 1, 2011 for potential identification as TDRs and has concluded that the adoption of ASU 2011-02 did not impact the number of TDRs identified, or the specific reserves for such loans included in our allowance for loan losses at December 31, 2011. Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $2,413,000 and $2,421,000 as of December 31, 2011 and December 31, 2010, respectively. Non-performing TDRs totaled $2,437,000 and $1,838,000 as of December 31, 2011 and December 31, 2010, respectively. All TDRs are included in impaired loans.

The following table presents loans, by loan class, modified as TDRs during the year ended December 31, 2011. The pre-modification and post-modification outstanding recorded investments disclosed in the table below, represent carrying amounts immediately prior to the modification of the loan and at December 31, 2011, respectively.

Year ended December 31, 2011	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial:
Commercial and industrial	1	$29	$26
Secured by commercial real estate	5	736	684
Secured by residential real estate	2	168	166
Retail:
1-4 family residential mortgages	1	125	125
	9	$1,058	$1,001

The majority of the TDR concessions made during the year ended December 31, 2011 involved a period of interest only. The specific reserve for loan losses allocated to loans modified as TDRs at December 31, 2011 totaled $161,000. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment. There were no charge-offs resulting from loans modified as TDRs during the year ended December 31, 2011.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

The following table presents loans modified as TDRs within the previous 12 months from December 31, 2011, for which there was a payment default (past due 90 days or more and still accruing or on non-accrual) during the year ended December 31, 2011:

	Year ended December 31, 2011
TDRs Subsequently Defaulted	Number of contracts	Recorded investment
Commercial:
Commercial and industrial	1	$26
Secured by commercial real estate	2	441
Secured by residential real estate	2	166
	5	$633

The following tables present the balance in the allowance of loan losses disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
December 31, 2011	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,959	$1,444	$1,515	$96,163	$8,088	$88,075
Construction	556	65	491	15,959	4,663	11,296
Secured by commercial real estate	3,124	181	2,943	195,813	13,579	182,234
Secured by residential real estate	746	211	535	45,070	2,567	42,503
State and political subdivisions	195	2	193	35,127	4	35,123
Loans to depository institutions	20	-	20	4,515	-	4,515
Indirect lease financing	312	18	294	11,928	121	11,807
Retail:
1-4 family residential mortgages	249	81	168	25,518	640	24,878
Home equity loans and lines	625	63	562	57,579	706	56,873
Consumer	20	-	20	2,308	-	2,308
Unallocated	435	N/A	N/A	N/A	N/A	N/A
	$9,241	$2,065	$6,741	$489,980	$30,368	$459,612

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

	Allowance for Loan Losses			Loans Receivable
December 31, 2010	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,136	$878	$1,258	$86,628	$4,710	$81,918
Construction	633	370	263	18,611	2,650	15,961
Secured by commercial real estate	3,875	687	3,188	199,874	9,213	190,661
Secured by residential real estate	676	179	497	44,444	2,624	41,820
State and political subdivisions	108	-	108	31,053	-	31,053
Indirect lease financing	496	64	432	12,995	275	12,720
Retail:
1-4 family residential mortgages	212	41	171	23,127	606	22,521
Home equity loans and lines	646	62	584	62,726	785	61,941
Consumer	32	-	32	2,751	-	2,751
Unallocated	141	N/A	N/A	N/A	N/A	N/A
	$8,955	$2,281	$6,533	$482,209	$20,863	$461,346

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

The following tables summarize additional information in regards to impaired loans by loan portfolio class as of December 31, 2011 and December 31, 2010:

December 31, 2011	Recorded investment (after charge- offs)	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
With no specific allowance recorded:
Commercial:
Commercial and industrial	$4,923	$5,580	$-
Construction	4,016	4,047	-
Secured by commercial real estate	10,400	10,841	-
Secured by residential real estate	1,598	1,603	-
State and political subdivisions	-	-	-
Loans to depository institutions	-	-	-
Indirect lease financing	47	71	-
Retail:
1-4 family residential mortgages	352	384	-
Home equity loans and lines	486	492	-
Consumer	-	-	-
	$21,822	$23,018	$-

With an allowance recorded:
Commercial:
Commercial and industrial	$3,165	$3,231	$1,444
Construction	647	654	65
Secured by commercial real estate	3,179	3,779	181
Secured by residential real estate	969	985	211
State and political subdivisions	4	5	2
Loans to depository institutions	-	-	-
Indirect lease financing	74	84	18
Retail:
1-4 family residential mortgages	288	293	81
Home equity loans and lines	220	224	63
Consumer	-	-	-
	$8,546	$9,255	$2,065

Total:
Commercial:
Commercial and industrial	$8,088	$8,811	$1,444	$8,253	$251
Construction	4,663	4,701	65	3,265	75
Secured by commercial real estate	13,579	14,620	181	13,466	501
Secured by residential real estate	2,567	2,588	211	1,976	80
State and political subdivisions	4	5	2	-	-
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	121	155	18	205	3
Retail:
1-4 family residential mortgages	640	677	81	496	-
Home equity loans and lines	706	716	63	1,433	69
Consumer	-	-	-	-	-
	$30,368	$32,273	$2,065	$29,094	$979

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

December 31, 2010	Recorded investment (after charge- offs)	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
With no specific allowance recorded:
Commercial:
Commercial and industrial	$3,218	$3,225	$-
Construction	1,316	1,316	-
Secured by commercial real estate	5,495	5,497	-
Secured by residential real estate	1,558	1,558	-
State and political subdivisions	-	-	-
Indirect lease financing	55	60	-
Retail:
1-4 family residential mortgages	434	436	-
Home equity loans and lines	492	492	-
Consumer	-	-	-
	$12,568	$12,584	$-

With an allowance recorded:
Commercial:
Commercial and industrial	$1,492	$1,492	$878
Construction	1,334	1,340	370
Secured by commercial real estate	3,718	3,821	687
Secured by residential real estate	1,066	1,066	179
State and political subdivisions	-	-	-
Indirect lease financing	220	239	64
Retail:
1-4 family residential mortgages	172	172	41
Home equity loans and lines	293	293	62
Consumer	-	-	-
	$8,295	$8,423	$2,281

Total:
Commercial:
Commercial and industrial	$4,710	$4,717	$878	$1,306	$12
Construction	2,650	2,656	370	1,817	1
Secured by commercial real estate	9,213	9,318	687	4,582	11
Secured by residential real estate	2,624	2,624	179	495	1
State and political subdivisions	-	-	-	-	-
Indirect lease financing	275	299	64	260	2
Retail:
1-4 family residential mortgages	606	608	41	126	-
Home equity loans and lines	785	785	62	152	-
Consumer	-	-	-	-	-
	$20,863	$21,007	$2,281	$8,738	$27

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Premises and Equipment

Premises and equipment, stated at cost less accumulated depreciation and amortization, are summarized below:

December 31,	2011	2010
Land and buildings	$8,368	$7,200
Furniture and equipment	10,761	10,556
Leasehold improvements	2,256	2,229
Book value	21,385	19,985
Accumulated depreciation and amortization	(13,781)	(13,433)
Net book value	$7,604	$6,552

Depreciation and amortization expense on premises and equipment amounted to $856,000 and $853,000 for the years ended December 31, 2011 and 2010, respectively.

Note 7 – Intangible Assets and Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $77,077,000 and $79,334,000 at December 31, 2011 and 2010, respectively.

The following table reflects the activity of mortgage servicing rights for the periods indicated:

Year ended December 31,	2011	2010
Balance at beginning of year	$504	$519
Mortgage servicing rights capitalized	100	89
Mortgage servicing rights amortized	(114)	(98)
Fair market value adjustments	-	(6)
Balance at end of year	$490	$504

The balance of these mortgage servicing rights are included in other assets at December 31, 2011 and 2010. The fair value of these rights was $542,000 and $620,000, respectively. The fair value of servicing rights was determined using discount rates ranging from 9.0% to 11.0% for 2011 and 9% for 2010.

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

2012	$115
2013	89
2014	68
2015	52
2016	40

Note 8 - Time Deposits

The aggregate amount of time deposits, including deposits in denominations of $100,000 or more, was $285,024,000 and $310,232,000 at December 31, 2011 and 2010, respectively.

At December 31, 2011, the scheduled maturities of time deposits were as follows:

2012	$134,519
2013	79,479
2014	19,354
2015	18,871
2016	32,801
Thereafter	-
Total time deposits	$285,024

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Short-Term Borrowings

	Securities sold under agreements to	Other short-term
December 31,	repurchase (a)	borrowings(b)
2011
Balance	$24,021	-
Maximum indebtedness at any month end	31,248	$600
Daily average indebtedness outstanding	25,319	488
Average rate paid for the year	0.77%	0.01%
Average rate on period-end borrowings	0.52	-
2010
Balance	$29,186	$600
Maximum indebtedness at any month end	34,784	853
Daily average indebtedness outstanding	27,156	502
Average rate paid for the year	0.99%	0.05%
Average rate on period-end borrowings	0.89	-

(a)	Securities sold under agreements to repurchase mature overnight. The repurchase agreements were collateralized by U.S. Government mortgage-backed securities and CMOs with an amortized cost of $30,595,000 and $36,149,000 and a fair value of $31,755,000 and $37,627,000 at December 31, 2011 and 2010, respectively. These securities are held in safekeeping at the Federal Reserve Bank.
(b)	Other short-term borrowings include Federal funds purchased, overnight borrowings from the FHLB and Treasury tax and loan notes.

The Bank has two unsecured Federal funds lines granted by correspondent banks totaling $18,000,000. Federal funds purchased under these lines were $0 at both December 31, 2011 and 2010.

Note 10 - Long-Term Debt

Under terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. QNB’s FHLB stock of $1,763,000 and $2,164,000 at December 31, 2011 and 2010, respectively, is also pledged to secure these advances.

QNB has a maximum borrowing capacity with the FHLB of approximately $182,419,000. At December 31, 2011 and 2010, QNB had no borrowings outstanding with the FHLB.

Repurchase agreements are treated as financings with the obligations to repurchase securities sold reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains recorded as an asset, although the securities underlying the agreements are delivered to the broker who arranged the transactions. The broker/dealer who participated with the Company in these agreements is PNC Bank. Securities underlying sales of securities under repurchase agreements consisted of municipal securities that had an amortized cost of $22,362,000 and a fair value of $23,163,000 at December 31, 2011.

	2011			2010
			Weighted			Weighted
			average			average
Maturity date	Balance		rate	Balance		rate
2012	$15,000	[1]	4.75%	$15,000	[1]	4.75%
2014	5,000	[2]	4.77	5,000	[2]	4.77
Total	$20,000		4.76%	$20,000		4.76%

1 $5,000,000 callable beginning 4/17/09, $10,000,000 callable beginning 4/17/10

2 $2,500,000 callable beginning 4/17/10, $2,500,000 callable beginning 4/17/12

Long term debt at December 31, 2011 and 2010 also included secured borrowings of $299,000 and $308,000 at December 31, 2011 and 2010, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Income Taxes

The components of the provision for income taxes are as follows:

Year ended December 31,	2011	2010
Current Federal income taxes	$2,674	$2,701
Deferred Federal income taxes	(198)	(867)
Net provision	$2,476	$1,834

At December 31, 2011 and 2010, the tax effects of temporary differences that represent the significant portion of deferred tax assets and liabilities are as follows:

December 31,	2011	2010
Deferred tax assets
Allowance for loan losses	$3,142	$3,045
Impaired securities	621	623
Capital loss carryover	80	93
Non-credit OTTI on investment securities available-for-sale	394	416
Deferred compensation	9	17
Deposit premium	10	21
Non-accrual interest income	167	19
OREO expenses and writedowns	31	-
Deferred rent	35	-
Other	15	9
Total deferred tax assets	4,504	4,243
Deferred tax liabilities
Depreciation	203	137
Mortgage servicing rights	167	171
Net unrealized holding gains on investment securities available-for-sale	2,797	1,209
Prepaid expenses	175	152
Other	2	2
Total deferred tax liabilities	3,344	1,671
Net deferred tax asset	$1,160	$2,572

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes it is more likely than not that QNB will realize the benefits of the above deferred tax assets. The net deferred tax asset is included in other assets on the consolidated balance sheet. As of December 31, 2011, QNB has capital loss carryovers of $148,000 and $88,000 that will expire on December 31, 2014 and 2015, respectively, if not utilized.

A reconciliation of the tax provision on income before taxes computed at the statutory rate of 34% and the actual tax provision was as follows:

Year ended December 31,	2011		2010
	Amount	%	Amount	%
Provision at statutory rate	$3,861	34.0%	$3,077	34.0%
Tax-exempt interest and dividend income	(1,313)	(11.6)	(1,178)	(13.0)
Bank-owned life insurance	(116)	(1.0)	(107)	(1.2)
Life insurance proceeds	(11)	(0.1)	-	-
Stock-based compensation expense	20	0.2	17	0.2
Other	35	0.3	25	0.3
Total provision	$2,476	21.8%	$1,834	20.3%

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Employee Benefit Plans

The QNB Bank Retirement Savings Plan provides for elective employee contributions up to the maximum allowed by the IRS and a matching company contribution limited to three percent. In addition, the plan provides for safe harbor non-elective contributions of five percent of total compensation by QNB. QNB contributed a matching contribution of approximately $169,000 and $164,000 for the years ended December 31, 2011 and 2010, respectively, and a safe harbor contribution of approximately $345,000 for 2011 and $327,000 for 2010.

QNB’s Employee Stock Purchase Plans (the Plans) offer eligible employees an opportunity to purchase shares of QNB Corp. Common Stock at a ten percent discount from the lesser of fair market value on the first or last day of each offering period (as defined by the plan). The 2006 Plan authorized the issuance of 20,000 shares. As of December 31, 2011, 19,591 shares were issued under the 2006 Plan. The 2006 Plan expired May 31, 2011. At the 2011 Annual Meeting, shareholders approved the 2011 Employee Stock Purchase Plan (the 2011 Plan), which authorizes the issuance of 30,000 shares. As of December 31, 2011, 1,815 shares were issued under the 2011 Plan. The 2011 Plan expires May 31, 2016.

Shares issued pursuant to the Plan were as follows:

Year ended December 31,	Shares	Price per share
2011	3,786	$18.23 and $19.44
2010	4,118	$15.30 and $17.96

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

The 1998 Plan authorizes the issuance of 220,500 shares. The time period by which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest after a three-year period. As of December 31, 2011, there were 225,058 options granted, 28,444 options forfeited, 114,414 options exercised and 82,200 options outstanding under this Plan. The 1998 Plan expired March 10, 2008.

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan except the options expire five years after the grant date. As of December 31, 2011, there were 103,200 options granted, 29,125 options forfeited and 74,075 options outstanding under this Plan. The 2005 Plan expires March 15, 2015.

As of December 31, 2011, there was approximately $65,000 of unrecognized compensation cost related to unvested stock option awards granted. That cost is expected to be recognized over the next thirty-one months.

Stock option activity during 2011 and 2010, was as follows:

		Weighted	Weighted average
	Number	Average	remaining contractual	Aggregate
	of options	exercise price	term (in years)	intrinsic value
Outstanding at December 31, 2009	200,802	$21.36
Exercised	(19,716)	14.03
Forfeited	(30,571)	22.32
Granted	20,000	17.63
Outstanding at December 31, 2010	170,515	21.60
Exercised	(18,940)	14.12
Forfeited	(14,800)	26.00
Granted	19,500	20.27
Outstanding at December 31, 2011	156,275	$21.93	1.87	$406
Exercisable at December 31, 2011	105,725	$23.55	1.20	$216

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Stock Option Plan (continued)

As of December 31, 2011, outstanding stock options consist of the following:

	Options		Remaining life	Options
	outstanding	Exercise price	(in years)	exercisable	Exercise price
	20,700	$16.13	0.04	20,700	$16.13
	13,650	17.15	2.06	-	-
	14,400	17.25	3.13	-	-
	3,000	19.76	3.69	-	-
	48,700	20.00	2.11	31,700	20.00
	11,475	21.00	1.04	11,475	21.00
	2,500	22.11	4.66	-	-
	12,050	25.15	0.04	12,050	25.15
	14,800	32.35	3.05	14,800	32.35
	15,000	33.25	2.32	15,000	33.25
Outstanding at December 31, 2011	156,275	$21.93	1.87	105,725	$23.55

 The cash proceeds, tax benefits and intrinsic value related to total stock options exercised during 2011 and 2010 are as follows:

	2011	2010
Tax benefits related to stock options exercised	$32	$3
Intrinsic value of stock options exercised	148	110

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

Balance, December 31, 2010	$5,629
New Loans	6,361
Repayments	(7,982)
Balance, December 31, 2011	$4,008

 In previous years, QNB allowed its directors to defer a portion of their compensation. The amount of deferred compensation accrued as of December 31, 2011 and 2010, was $27,000 and $51,000, respectively.

 Note 15 – Commitments and Contingencies

Financial instruments with off-balance sheet risk:

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Commitments and Contingencies (continued)

A summary of the Bank's financial instrument commitments is as follows:

December 31,	2011	2010
Commitments to extend credit and unused lines of credit	$122,899	$103,012
Standby letters of credit	6,467	13,519
Total financial instrument commitments	$129,366	$116,531

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2011 and 2010 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include renewal options as well as specific provisions relating to rent increases. The minimum annual rental commitments under these leases outstanding at December 31, 2011 are as follows:

Minimum lease payments
2012	$437
2013	439
2014	413
2015	409
2016	412
Thereafter	4,288

The leases contain renewal options to extend the initial terms of the lease from one to ten years. With the exception of the renewals for a land lease related to a permanent branch site, the commitment for such renewals is not included above. Rent expense under leases for the years ended December 31, 2011 and 2010, was $566,000 and $525,000, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Comprehensive Income

The following shows the components and activity of comprehensive income during the periods ended December 31, 2011 and 2010:

Year ended December 31,	2011	2010
Unrealized holding gains (losses) arising during the period on available-for-sale securities	$4,685	$(280)
Reclassification adjustment for gains on sales included in net income	(46)	(309)
Reclassification adjustment for OTTI losses included in net income	97	310
Net unrealized gains (losses)	4,736	(279)
Tax effect	(1,610)	95
Other comprehensive income (loss), net of tax	3,126	(184)
Net income	8,880	7,217
Total comprehensive income, net of tax	$12,006	$7,033

 The components of accumulated other comprehensive income are as follows:

Year ended December 31,	2011	2010
Unrealized net holding gains on available-for-sale securities	$8,227	$3,556
Unrealized losses on available-for-sale securities for which a portion of an other-than- temporary impairment loss has been recognized in earnings	(1,159)	(1,224)
Accumulated other comprehensive income	7,068	2,332
Tax effect	(2,403)	(793)
Accumulated other comprehensive income, net of tax	$4,665	$1,539

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

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable input	unobservable inputs	Balance at end of
December 31, 2011	(Level 1)	(Level 2)	(Level 3)	period
Securities available-for-sale
U.S. Government agency securities	-	$68,493	-	$68,493
State and municipal securities	-	78,786	-	78,786
U.S. Government agencies and sponsored enterprises (GSEs) - residential
Mortgage-backed securities	-	113,243	-	113,243
Collateralized mortgage obligations (CMOs)	-	79,345	-	79,345
Pooled trust preferred securities	-	-	$1,929	1,929
Corporate debt securities	-	2,495	-	2,495
Equity securities	$3,800	-	-	3,800
Total	$3,800	$342,362	$1,929	$348,091

	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable input	unobservable inputs	Balance at end of
December 31, 2010	(Level 1)	(Level 2)	(Level 3)	period
Securities available-for-sale
U.S. Government agency securities	-	$66,448	-	$66,448
State and municipal securities	-	63,588	-	63,588
U.S. Government agencies and sponsored enterprises (GSEs) - residential
Mortgage-backed securities	-	78,801	-	78,801
Collateralized mortgage obligations (CMOs)	-	75,573	-	75,573
Pooled trust preferred securities	-	-	$1,866	1,866
Corporate debt securities	-	518	-	518
Equity securities	$3,770	-	-	3,770
Total	$3,770	$284,928	$1,866	$290,564

 The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the year ended December 31:

	Fair value measurements using
	significant unobservable inputs
	(Level 3)
Securities available-for-sale	2011	2010
Balance, beginning of year	$1,866	$1,008
Settlements	-	(156)
Total gains or losses (realized/unrealized)
Included in earnings	-	(277)
Included in other comprehensive income	63	1,291
Transfers in and/or out of Level 3	-	-
Balance, end of year	$1,929	$1,866

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the year ended December 31, 2011. There were also no transfers in or out of level 3 for the same period.

The Level 3 securities consist of eight collateralized debt obligation securities, PreTSL securities, that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at December 31, 2011 is not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2011;
•	An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates; and
•	PreTSLs will be classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date.

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

The estimates for the conditional default rates (CDR) are based on the payment characteristics of the trust preferred securities themselves (e.g. current, deferred, or defaulted) as well as the financial condition of the trust preferred issuers in the pool. A near-term CDR for each issuer in the pool is estimated based on their financial condition using key financial ratios relating to the financial institution’s capitalization, asset quality, profitability and liquidity. In addition to the specific bank default assumptions, overall deal default rates are modeled. In 2013 and beyond, the CDR rate is calculated based upon a comparison of key financial ratios of active individual issuers without a short-term probability of default compared to all FDIC insured banks. To derive this long-term default rate, a comparison of certain key financial ratios of the active issuers in the security to all FDIC insured bank institutions is reviewed. The active issuers are summarized by creating a weighted average based on issue size, then divided into categories based upon their status of deferral and whether or not a specific default assumption has been assigned to the issuer. To ensure an accurate comparison, the standard deviation across the issuers for each ratio is calculated and any issuer that falls more than three standard deviations above or below the average for that ratio is removed.

The base loss severity assumption and long-term loss severity assumptions are modeled at 95%. The severity factor for near-term CDRs is vectored to reflect the relative expected performance of the institutions modeled to default, with lower forecasted severities used for the higher quality institutions.

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

The internal rate of return is the pre-tax yield used to discount the best estimate of future cash flows after credit losses. The cash flows have been discounted using estimated market discount rates of 3-month LIBOR plus spreads ranging from 4.18% to 9.64%. The determination of appropriate market discount rates involved the consideration of the following:

•	the time value of money
•	the price for bearing uncertainty in cash flows
•	other factors that would be considered by market participants

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

The analysis of discount rates involved the review of corporate bond spreads for banks, U.S. Treasury yields, credit default swap rates for financial companies (utilized as a proxy for credit), the swap/LIBOR yield curve and the characteristics of the individual securities being valued.

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

	Quoted prices in
	active markets for	Significant other	Significant
	identica l assets	observable input	unobservable inputs	Balance at end of
	(Level 1)	(Level 2)	(Level 3)	period
December 31, 2011
Mortgage servicing rights	$-	$-	$490	$490
Impaired loans	-	-	7,808	7,808
Other real estate owned	-	-	126	126

December 31, 2010
Mortgage servicing rights	$-	$-	$504	$504
Impaired loans	-	-	6,014	6,014

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at December 31, 2011 and 2010:

Cash and cash equivalents, accrued interest receivable and accrued interest payable (carried at cost): The carrying amounts reported in the balance sheet approximate those assets’ fair value.

Investment securities available for sale (carried at fair value) and held-to-maturity (carried at amortized cost): The fair value of securities are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. Level 2 debt securities are valued by a third-party pricing service commonly used in the banking industry. Level 2 fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution date, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

Impaired Loans (generally carried at fair value): Impaired loans are loans, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. Included in the fair value of impaired loans at December 31, 2011 are $1,327,000 of loans that had no specific reserves required at year end; however, were partially charged-off during 2011.

Mortgage Servicing Rights (carried at lower of cost or fair value): The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The mortgage servicing rights are stratified into tranches based on predominant characteristics, such as interest rate, loan type and investor type. The valuation incorporates assumptions that market participants would use in estimating future net servicing income.

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

Long-term debt (carried at cost): The fair value of securities sold under agreements to repurchase is estimated using discounted cash flow analysis, based on quoted prices for new long-term debt with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a fair value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-balance-sheet instruments (disclosed at cost): The fair value for the Bank’s off-balance sheet instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

The estimated fair values and carrying amounts of the Company’s financial instruments are summarized as follows:

December 31,	2011		2010
	Carrying amount	Fair value	Carrying amount	Fair value
Financial Assets
Cash and cash equivalents	$10,555	$10,555	$14,912	$14,912
Investment securities available-for-sale	348,091	348,091	290,564	290,564
Investment securities held-to-maturity	1,327	1,365	2,667	2,729
Restricted investment in bank stocks	1,775	1,775	2,176	2,176
Loans held-for-sale	935	969	228	228
Net loans	480,695	470,100	473,227	458,040
Mortgage servicing rights	490	542	504	620
Accrued interest receivable	2,990	2,990	2,988	2,988

Financial Liabilities
Deposits with no stated maturities	465,688	465,688	384,745	384,745
Deposits with stated maturities	285,024	285,418	310,232	312,016
Short-term borrowings	24,021	24,021	29,786	29,786
Long-term debt	20,299	20,967	20,308	21,666
Accrued interest payable	789	789	1,089	1,089

The estimated fair value of QNB’s off-balance sheet financial instruments is as follows:

December 31,	2011		2010
	Notional amount	Fair value	Notional amount	Fair value
Commitments to extend credit	$122,899	$-	$103,012	$-
Standby letters of credit	6,467	-	13,519	-

Note 18 – Parent Company Financial Information

Condensed financial statements of QNB Corp. only:

Balance Sheets
December 31,	2011	2010
Assets
Cash and cash equivalents	$31	$4
Investment securities available-for-sale	3,800	3,770
Investment in subsidiary	66,557	56,974
Other assets	453	342
Total assets	$70,841	$61,090

Liabilities
Other liabilities	$-	$-

Shareholders' equity
Total shareholders' equity	$70,841	$61,090
Total liabilities and shareholders' equity	$70,841	$61,090

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Parent Company Financial Information (continued)

Statements of Income
Year Ended December 31,	2011	2010
Dividends from subsidiary	$2,575	$2,552
Interest, dividend and other income	93	83
Net gain on sale of investment securities	43	254
Total income	2,711	2,889
Expenses	295	281
Income before applicable income taxes and equity in undistributed income of subsidiary	2,416	2,608
(Benefit) provision for income taxes	(55)	18
Income before equity in undistributed income of subsidiary	2,471	2,590
Equity in undistributed income of subsidiary	6,409	4,627
Net income	$8,880	$7,217

Statements of Cash Flows
Year ended December 31,	2011	2010
Operating Activities
Net income	$8,880	$7,217
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income from subsidiary	(6,409)	(4,627)
Net securities gains	(43)	(254)
Stock-based compensation expense	59	51
(Increase) decrease in other assets	(101)	554
Decrease in other liabilities	-	(246)
Deferred income tax provision	15	86
Net cash provided by operating activities	2,401	2,781
Investing activities
Purchase of investment securities	(649)	(1,067)
Proceeds from sale of investment securities	589	1,083
Net cash (used) provided by investing activities	(60)	16
Financing activities
Repayment of advances from subsidiaries	-	(400)
Cash dividend paid, net of reinvestment	(2,893)	(2,821)
Proceeds from issuance of common stock	547	398
Tax benefit from exercise of stock options	32	3
Net cash used by financing activities	(2,314)	(2,820)
Increase (decrease) in cash and cash equivalents	27	(23)
Cash and cash equivalents at beginning of year	4	27
Cash and cash equivalents at end of year	$31	$4

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

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of December 31, 2011, that the Company and the Bank met capital adequacy requirements to which they were subject.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Regulatory Restrictions (continued)

As of the most recent notification, the primary regulator of the Bank considered it to be “well capitalized” under the regulatory framework. There are no conditions or events since that notification that management believes have changed the classification. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios set forth in the table below.

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)
Consolidated	$73,694	12.71%	$46,371	8.00%	N/A	N/A
Bank	69,480	12.06	46,074	8.00	$57,593	10.00%

Tier I capital (to risk-weighted assets)
Consolidated	66,176	11.42	23,185	4.00	N/A	N/A
Bank	62,256	10.81	23,037	4.00	34,556	6.00

Tier I capital (to average assets)
Consolidated	66,176	7.61	34,805	4.00	N/A	N/A
Bank	62,256	7.18	34,662	4.00	43,328	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets)
Consolidated	$66,932	11.82%	$45,289	8.00%	N/A	N/A
Bank	62,901	11.18	44,995	8.00	$56,243	10.00%

Tier I capital (to risk-weighted assets)
Consolidated	59,551	10.52	22,644	4.00	N/A	N/A
Bank	55,847	9.93	22,497	4.00	33,746	6.00

Tier I capital (to average assets)
Consolidated	59,551	7.42	32,086	4.00	N/A	N/A
Bank	55,847	6.99	31,947	4.00	39,934	5.00

Note 20 – Consolidated Quarterly Financial Data (Unaudited)

The unaudited quarterly results of operations for the years ended 2011 and 2010 are in the following table:

	Quarters ended 2011				Quarters ended 2010
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Interest income	$9,095	$9,188	$9,085	$8,849	$8,828	$9,049	$9,117	$9,189
Interest expense	2,138	2,037	2,005	1,911	2,804	2,614	2,476	2,376
Net interest income	6,957	7,151	7,080	6,938	6,024	6,435	6,641	6,813
Provision for loan losses	650	450	650	950	700	700	1,200	1,200
Non-interest income	940	1,070	1,082	1,134	1,132	1,027	1,004	1,176
Non-interest expense	4,420	4,584	4,514	4,778	4,118	4,241	4,478	4,564
Income before income taxes	2,827	3,187	2,998	2,344	2,338	2,521	1,967	2,225
Provision for income taxes	616	752	676	432	512	558	349	415
Net Income	$2,211	$2,435	$2,322	$1,912	$1,826	$1,963	$1,618	$1,810
Earnings per share - basic *	$0.71	$0.77	$0.74	$0.60	$0.59	$0.63	$0.52	$0.58
Earnings per share - diluted *	$0.70	$0.77	$0.73	$0.60	$0.59	$0.63	$0.52	$0.58

* Due to rounding, quarterly earnings per share may not sum to annual earnings per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures are effective as of such date.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2011.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective and meets the criteria of the Internal Control — Integrated Framework.

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

March 29, 2012

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2012 Annual Meeting of Shareholders under the captions

•	“Election of Directors”
•	“Governance of the Company - Code of Ethics”
•	“Section 16(a) Beneficial Ownership Compliance”
•	“Meetings and Committees of the Board of Directors of QNB and the Bank”
•	“Executive Officers of QNB and/or the Bank”

The Company has adopted a Code of Business Conduct and Ethics applicable to its CEO, President, CFO and Controller as well as its long-standing Code of Ethics which applies to all directors and employees. The codes are available on the Company’s website at www.qnb.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2012 Annual Meeting of Shareholders under the captions

•	“Compensation Committee Report”
•	“Executive Compensation”
•	“Director Compensation”
•	“Compensation Tables”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes QNB’s equity compensation plan information as of December 31, 2011. Information is included for both equity compensation plans approved by QNB shareholders and equity compensation plans not approved by QNB shareholders.

			Number of shares
			available for future
	Number of shares to be	Weighted- average	issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	[excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by QNB shareholders
1998 Stock option plan	82,200	$23.67	-
2005 Stock option plan	74,075	19.99	96,800
2006 Employee stock purchase plan	-	-	-
2011 Employee stock purchase plan	-	-	28,185
Equity compensation plans not approved by QNB shareholders
None	-	-	-
Total	156,275	$21.93	124,985

Additional information required by Item 12 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2012 Annual Meeting of Shareholders under the captions

•	“Security Ownership of Certain Beneficial Owners and Management”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2012 Annual Meeting of Shareholders under the captions

•	“Certain Relationships and Related Party Transactions”
•	“Governance of the Company - Director Independence”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2012 Annual Meeting of Shareholders under the captions

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

3. The following exhibits are incorporated by reference herein or annexed to this Form 10-K:

3(i)-	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrant’s proxy statement on Schedule 14-A, SEC File No. 0-17706, filed with the Commission on April 15, 2005)

3(ii)-	By-laws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on January 23, 2006)

10.1-	Employment Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on November 15, 2004)

10.2-	Salary Continuation Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on November 15, 2004)

10.3-	QNB Corp. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-91201 on Form S-8, filed with the Commission on November 18, 1999)

10.4-	The Quakertown National Bank Retirement Savings Plan. (Incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on August 14, 2003)

10.5-	Change of Control Agreement between Registrant and Bret H. Krevolin. (Incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on November 8, 2005)

10.6-	Employment Agreement between Registrant and David W. Freeman. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on September 13, 2010)

10.7-	QNB Corp. 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-125998 on Form S-8, filed with the Commission on June 21, 2005)

10.8-	QNB Corp. 2006 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-135408 on Form S-8, filed with the Commission on June 28, 2006)

10.9-	QNB Corp. 2011 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-175788 on Form S-8, filed with the Commission on July 26, 2011)

10.10- Separation Agreement between Registrant and Mary Ann Smith (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on August 26, 2010)

21-	Subsidiaries of the Registrant

23.1-	Consent of Independent Registered Public Accounting Firm

31.1-	Section 302 Certification of the Chief Executive Officer

31.2-	Section 302 Certification of the Chief Financial Officer

32.1-	Section 906 Certification of the Chief Executive Officer

32.2-	Section 906 Certification of the Chief Financial Officer

The following Exhibits are being furnished * as part of this report:

No.	Description
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document *

____________________________________________________________________

*	These interactive data files are being furnished as part of this Annual Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QNB Corp.
March 27, 2012
	BY:	/s/ Thomas J. Bisko
Thomas J. Bisko
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Bisko	Chief Executive Officer,	March 27, 2012
Thomas J. Bisko	Principal Executive
Officer and Director

/s/ Bret H. Krevolin	Chief Financial Officer	March 27, 2012
Bret H. Krevolin	and Principal Financial and
Accounting Officer

/s/ Kenneth F. Brown, Jr.	Director	March 27, 2012
Kenneth F. Brown, Jr.

/s/ Dennis Helf	Director, Chairman	March 27, 2012
Dennis Helf

	Director	March 27, 2012
G. Arden Link

/s/ Charles M. Meredith, III	Director	March 27, 2012
Charles M. Meredith, III

/s/ Anna Mae Papso	Director	March 27, 2012
Anna Mae Papso

/s/ Gary S. Parzych	Director	March 27, 2012
Gary S. Parzych

/s/ Bonnie L. Rankin	Director	March 27, 2012
Bonnie L. Rankin

	Director	March 27, 2012
Henry L. Rosenberger

/s/ Edgar L. Stauffer	Director	March 27, 2012
Edgar L. Stauffer

QNB CORP.

FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2011

EXHIBIT INDEX

Exhibit

3(i)-	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrant’s proxy statement on Schedule 14-A, SEC File No. 0-17706, filed with the Commission on April 15, 2005)

3(ii)-	By-laws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on January 23, 2006)

10.1-	Employment Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on November 15, 2004)

10.2-	Salary Continuation Agreement between the Registrant and Thomas J. Bisko. (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on November 15, 2004)

10.3-	QNB Corp. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-91201 on Form S-8, filed with the Commission on November 18, 1999)

10.4-	The Quakertown National Bank Retirement Savings Plan. (Incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on August 14, 2003)

10.5-	Change of Control Agreement between Registrant and Bret H. Krevolin. (Incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on November 8, 2005)

10.6-	Employment Agreement between Registrant and David W. Freeman. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on September 13, 2010)

10.7-	QNB Corp. 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-125998 on Form S-8, filed with the Commission on June 21, 2005)

10.8-	QNB Corp. 2006 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-135408 on Form S-8, filed with the Commission on June 28, 2006)

10.9-	QNB Corp. 2011 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-175788 on Form S-8, filed with the Commission on July 26, 2011)

10.10-	Separation Agreement between Registrant and Mary Ann Smith (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on August 26, 2010)

21-	Subsidiaries of the Registrant

23.1-	Consent of Independent Registered Public Accounting Firm

31.1-	Section 302 Certification of the Chief Executive Officer

31.2-	Section 302 Certification of the Chief Financial Officer

32.1-	Section 906 Certification of the Chief Executive Officer

32.2-	Section 906 Certification of the Chief Financial Officer

The following Exhibits are being furnished * as part of this report:

No.	Description
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document *

____________________________________________________________________

*	These interactive data files are being furnished as part of this Annual Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

-93-