Form 10-Q
period 2012-03-31
QNB CORP
filed 2012-05-14
CIK 750558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Non-accelerated filer    ☐                                                                 Smaller Reporting Company   ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2012
Common Stock, par value $0.625	3,189,739

QNB CORP. AND SUBSIDIARY
FORM 10-Q
QUARTER ENDED MARCH 31, 2012

INDEX

PART I - FINANCIAL INFORMATION

QNB Corp. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(unaudited)
	March 31,	December 31,
	2012	2011
Assets
Cash and due from banks	$11,857	$9,736
Interest-bearing deposits in banks	19,900	819
Total cash and cash equivalents	31,757	10,555

Investment securities
Available-for-sale (amortized cost $344,178 and $341,023)	350,955	348,091
Held-to-maturity (fair value $854 and $1,365)	827	1,327
Restricted investment in bank stocks	1,687	1,775
Loans held-for-sale	643	935
Total loans, net of unearned fees and costs	479,474	489,936
Allowance for loan losses	(9,456)	(9,241)
Net loans	470,018	480,695
Bank-owned life insurance	9,809	9,728
Premises and equipment, net	8,182	7,604
Accrued interest receivable	3,164	2,990
Other assets	5,898	5,104
Total assets	$882,940	$868,804

Liabilities
Deposits
Demand, non-interest bearing	$67,464	$66,850
Interest-bearing demand	151,310	151,349
Money market	75,532	79,856
Savings	185,173	167,633
Time	183,230	185,785
Time of $100,000 or more	102,059	99,239
Total deposits	764,768	750,712
Short-term borrowings	22,349	24,021
Long-term debt	20,295	20,299
Accrued interest payable	721	789
Other liabilities	2,265	2,142
Total liabilities	810,398	797,963

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,354,308 shares and 3,338,814
shares issued; 3,189,739 and 3,174,245 shares outstanding	2,096	2,087
Surplus	11,918	11,679
Retained earnings	56,531	54,886
Accumulated other comprehensive income, net of tax	4,473	4,665
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	72,542	70,841
Total liabilities and shareholders' equity	$882,940	$868,804

The accompanying notes are an integral part of the unaudited consolidated financial statements

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
	(in thousands, except share data - unaudited)
Three months ended March 31,	2012	2011
Interest Income
Interest and fees on loans	$6,278	$6,714
Interest and dividends on investment securities:
Taxable	1,642	1,715
Tax-exempt	704	659
Interest on interest-bearing balances and other interest income	9	7
Total interest income	8,633	9,095

Interest Expense
Interest on deposits
Interest-bearing demand	167	190
Money market	71	94
Savings	315	282
Time	629	836
Time of $100,000 or more	374	440
Interest on short-term borrowings	27	55
Interest on long-term debt	244	241
Total interest expense	1,827	2,138
Net interest income	6,806	6,957
Provision for loan losses	300	650
Net interest income after provision for loan losses	6,506	6,307

Non-Interest Income
Net gain (loss) on sale of investment securities	389	(43)
Fees for services to customers	339	327
ATM and debit card	364	328
Bank-owned life insurance	78	110
Merchant income	85	62
Net gain on sale of loans	227	39
Other	84	117
Total non-interest income	1,566	940

Non-Interest Expense
Salaries and employee benefits	2,626	2,387
Net occupancy	424	397
Furniture and equipment	330	303
Marketing	201	175
Third party services	339	248
Telephone, postage and supplies	150	148
State taxes	160	150
FDIC insurance premiums	180	262
Other	441	350
Total non-interest expense	4,851	4,420
Income before income taxes	3,221	2,827
Provision for income taxes	750	616
Net Income	$2,471	$2,211
Earnings Per Share - Basic	$0.78	$0.71
Earnings Per Share - Diluted	$0.77	$0.70
Cash Dividends Per Share	$0.26	$0.25

The accompanying notes are an integral part of the unaudited consolidated financial statements

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(in thousands, unaudited)
Three months ended March 31,	2012	2011
Net income	$2,471	$2,211
Other comprehensive income, net of tax:
Unrealized holding (losses) gains on securities:
Unrealized holding gains (losses) arising during the period	65	(84)
Reclassification adjustment for (gains) losses included in net income	(257)	28
Other comprehensive loss, net of tax	(192)	(56)
Comprehensive income	$2,279	$2,155

The accompanying notes are an integral part of the unaudited consolidated financial statements

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					Accumulated
	Number of				other
(in thousands, except share data)	shares	Common		Retained	comprehensive	Treasury
(unaudited)	outstanding	stock	Surplus	earnings	income	stock	Total
Balance, December 31, 2011	3,174,245	$2,087	$11,679	$54,886	$4,665	$(2,476)	$70,841
Net income	-	-	-	2,471		-	2,471
Other comprehensive loss, net of tax	-	-	-	-	(192)	-	(192)
Cash dividends declared ($0.26 per share)	-	-	-	(826)	-	-	(826)
Stock issued in connection with dividend reinvestment and stock purchase plan	8,534	5	191	-	-	-	196
Stock issued for options exercised	6,960	4	28	-	-	-	32
Tax benefit of stock options exercised	-	-	4	-	-	-	4
Stock-based compensation expense	-	-	16	-	-	-	16
Balance, March 31, 2012	3,189,739	$2,096	$11,918	$56,531	$4,473	$(2,476)	$72,542

The accompanying notes are an integral part of the unaudited consolidated financial statements

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
Three months ended March 31,	2012	2011
Operating Activities
Net income	$2,471	$2,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	218	196
Provision for loan losses	300	650
Net (gains) losses on investment securities available-for-sale	(389)	43
Net loss on sale of repossessed assets	-	8
Net gain on sale of loans	(227)	(39)
Proceeds from sales of residential mortgages held-for-sale	5,491	2,711
Originations of residential mortgages held-for-sale	(4,972)	(2,559)
Income on bank-owned life insurance	(78)	(110)
Stock-based compensation expense	16	12
Deferred income tax expense (benefit)	87	(52)
Net increase in income taxes payable	558	645
Net (increase) decrease in accrued interest receivable	(174)	33
Amortization of mortgage servicing rights and change in valuation allowance	35	22
Net amortization (accretion) of premiums and discounts on investment securities	475	313
Net decrease in accrued interest payable	(67)	(207)
Increase in other assets	(449)	(336)
Decrease in other liabilities	(357)	(396)
Net cash provided by operating activities	2,938	3,145
Investing Activities
Proceeds from maturities and calls of investment securities
available-for-sale	38,242	25,780
held-to-maturity	500	825
Proceeds from the sale of investment securities
available-for-sale	6,185	17,856
Purchases of investment securities
available-for-sale	(47,668)	(47,983)
Proceeds from redemption of investment in restricted bank stock	88	108
Net decrease in loans	9,857	3,352
Redemption of Bank Owned Life Insurance investment	-	95
Net purchases of premises and equipment	(796)	(64)
Proceeds from sales of repossessed assets	70	104
Net cash provided by investing activities	6,478	73
Financing Activities
Net increase in non-interest bearing deposits	614	6,504
Net increase in interest-bearing deposits	13,442	5,925
Net decrease in short-term borrowings	(1,672)	(3,753)
Repayments of long-term debt	(4)	(2)
Tax benefit from exercise of stock options	4	3
Cash dividends paid, net of reinvestment	(752)	(726)
Proceeds from issuance of common stock	154	149
Net cash provided by financing activities	11,786	8,100
Increase in cash and cash equivalents	21,202	11,318
Cash and cash equivalents at beginning of year	10,555	14,912
Cash and cash equivalents at end of period	$31,757	$26,230
Supplemental Cash Flow Disclosures
Interest paid	$1,895	$2,345
Income taxes paid	100	-
Non-cash transactions
Transfer of loans to repossessed assets or other real estate owned	520	23

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2011 Annual Report incorporated in the Form 10-K. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods and are of a normal and recurring nature. Certain items in the 2011 consolidated financial statements have been reclassified to conform to the 2012 financial statement presentation format.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2012, for items that should potentially be recognized or disclosed in these financial statements.

2. RECENT ACCOUNTING PRONOUNCEMENTS

 In April 2011, the FASB issued ASU No. 2011-03 Transfers and Servicing (Topic 860) — Reconsideration of Effective Control for Repurchase Agreements. Under the amended guidance, a transferor maintains effective control over transferred financial assets if there is an agreement that both entitles and obligates the transferor to repurchase the financial assets before maturity. In addition, the following requirements must be met: (a) the financial asset to be repurchased or redeemed is the same or substantially the same as those transferred, (b) the agreement is to repurchase or redeem the transferred financial asset before maturity at a fixed or determinable price, and (c) the agreement is entered into contemporaneously with, or in contemplation of the transfer. This guidance is effective prospectively for transactions, or modifications of existing transactions, that occur on or after the first interim or annual period beginning on or after December 15, 2011. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as:  the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholders’ equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as:  disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS (continued)

financial statement purposes. This ASU is effective for the Company for interim and annual periods beginning after December 15, 2011. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements. The additional disclosures are included in Note 9 of the unaudited financial statements.

In June 2011, the FASB issued ASU 2011-05 Presentation of Comprehensive Income. The provisions of this ASU amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholders’ equity. Reporting entities are allowed to present either:  a statement of comprehensive income, which reports both net income and other comprehensive income; or separate statements of net income and other comprehensive income. Under previous GAAP, all three presentations were acceptable. Regardless of the presentation selected, the reporting entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for the Company for fiscal years and interim periods beginning after December 31, 2011. QNB has included a separate statement of comprehensive income in these unaudited financial statements to address the new required presentation.

In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

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

Stock-based compensation expense was approximately $16,000 and $12,000 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was approximately $125,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 34 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorized the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest ratably over a three-year period. As of March 31, 2012, there were 225,058 options granted, 28,444 options forfeited, 135,114 options exercised and 61,500 options outstanding under this Plan. The 1998 Plan expired on March 10, 2008, therefore no further options can be granted under this Plan.

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of March 31, 2012, there were 123,200 options granted, 41,175 options forfeited and 82,025 options outstanding under this Plan. The 2005 Plan expires March 15, 2015.

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

The following assumptions were used in the option pricing model in determining the fair value of options granted during the three months ended March 31:

Options granted:	2012	2011
Risk-free interest rate	0.39%	1.96%
Dividend yield	4.68	5.02
Volatility	33.81	29.83
Expected life (years)	5.00	5.00

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term approximating the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the first three months of 2012 and 2011 was $3.81 and $3.24, respectively.

Stock option activity during the three months ended March 31, 2012 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in yrs.)	Aggregate intrinsic value
Outstanding at January 1, 2012	156,275	$21.93
Exercised	(20,700)	16.13
Forfeited	(12,050)	25.15
Granted	20,000	21.35
Outstanding at March 31, 2012	143,525	$22.41	2.5	$661
Exercisable at March 31, 2012	86,625	$24.09	1.5	$340

4. SHARE REPURCHASE PLAN

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. There were no shares repurchased during the three months ended March 31, 2012. As of March 31, 2012, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

5. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

Three months ended March 31,	2012	2011
Numerator for basic and diluted earnings per share - net income	$2,471	$2,211
Denominator for basic earnings per share - weighted average shares outstanding	3,180,903	3,134,449
Effect of dilutive securities - employee stock options	11,731	10,790
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,192,634	3,145,239
Earnings per share-basic	$0.78	$0.71
Earnings per share-diluted	$0.77	$0.70

There were 52,300 and 61,850 stock options that were anti-dilutive for the three-month periods ended March 31, 2012 and 2011, respectively. These stock options were not included in the above calculation.

6. COMPREHENSIVE INCOME

For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the three months ended March 31, 2012 and 2011:

Three months ended March 31, 2012	Pretax	Tax effect	After-tax
Unrealized holding gains arising during the period	$98	$(33)	$65
Reclassification adjustment for gains included in net income	(389)	132	(257)
Total other comprehensive income (loss)	$(291)	$99	$(192)

Three months ended March 31, 2011	Pretax	Tax effect	After-tax
Unrealized holding losses arising during the period	$(128)	$44	$(84)
Reclassification adjustment for losses included in net income	43	(15)	28
Total other comprehensive income (loss)	$(85)	$29	$(56)

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

7. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities available-for-sale at March 31, 2012 and December 31, 2011 were as follows:

Available-for-Sale
March 31, 2012
		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
	value	gains	losses	cost
U.S. Government agency securities	$66,556	$525	$74	$66,105
State and municipal securities	78,472	2,550	75	75,997
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	116,965	3,357	51	113,659
Collateralized mortgage obligations (CMOs)	80,454	1,642	35	78,847
Pooled trust preferred securities	2,054	38	1,624	3,640
Corporate debt securities	2,496	47	7	2,456
Equity securities	3,958	503	19	3,474
Total investment securities available-for-sale	$350,955	$8,662	$1,885	$344,178

December 31, 2011
		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
	value	gains	losses	cost
U.S. Government agency securities	$68,493	$635	$5	$67,863
State and municipal securities	78,786	2,861	6	75,931
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	113,243	3,169	16	110,090
Collateralized mortgage obligations (CMOs)	79,345	1,577	27	77,795
Pooled trust preferred securities	1,929	12	1,723	3,640
Corporate debt securities	2,495	44	4	2,455
Equity securities	3,800	610	59	3,249
Total investment securities available-for-sale	$348,091	$8,908	$1,840	$341,023

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at March 31, 2012 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities.

		Amortized
	Fair value	cost
Due in one year or less	$14,335	$14,068
Due after one year through five years	214,928	210,117
Due after five years through ten years	65,542	64,440
Due after ten years	52,192	52,078
Equity securities	3,958	3,475
Total investment securities available-for-sale	$350,955	$344,178

Proceeds from sales of investment securities available-for-sale were $6,185,000 and $17,856,000 for the three months ended March 31, 2012 and 2011, respectively.

At March 31, 2012 and December 31, 2011, investment securities available-for-sale totaling $135,391,000 and $158,189,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

Three months ended March 31, 2012:
			Other-than-
	Gross	Gross	temporary
	realized	realized	impairment
	gains	losses	losses	Net gains
Equity securities	$386	$-	$-	$386
Debt securities	3	-	-	3
Total	$389	$-	$-	$389

Three months ended March 31, 2011:
			Other-than-
	Gross	Gross	temporary
	realized	realized	impairment	Net gains
	gains	losses	losses	(losses)
Equity securities	$126	$-	$-	$126
Debt securities	184	(353)	-	(169)
Total	$310	$(353)	$-	$(43)

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The tax expense applicable to the net realized gains for the period ended March 31, 2012 amounted to $132,000. The tax benefit applicable to the net realized losses for the period ended March 31, 2011 was $15,000

QNB recognizes OTTI for debt securities classified as available-for-sale in accordance with FASB ASC 320, Investments – Debt and Equity Securities, which requires that we assess whether we intend to sell or it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, the amount of the impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and, therefore, is not required to be recognized as a loss in the income statement, but is recognized in other comprehensive income. For equity securities, once a decline in value is determined to be other-than-temporary, the value of the equity security is reduced to fair value and a corresponding charge to earnings is recognized. QNB believes that we will fully collect the carrying value of securities on which we have recorded a non-credit related impairment in other comprehensive income.

The following table presents a rollforward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to January 1, 2012. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized in 2012. The following table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Three months ended March 31,	2012	2011
Balance, beginning of period	$1,279	$1,279
Additions:
Initial credit impairments	-	-
Subsequent credit impairments	-	-
Balance, end of period	$1,279	$1,279

The amortized cost and estimated fair values of investment securities held-to-maturity at March 31, 2012 and December 31, 2011 were as follows:

Held-To-Maturity
	March 31, 2012				December 31, 2011
		Gross	Gross			Gross	Gross
		unrealized	unrealized			unrealized	unrealized
	Amortized	holding	holding	Fair	Amortized	holding	holding	Fair
	cost	gains	losses	value	cost	gains	losses	value
State and municipal securities	$827	$27	-	$854	$1,327	$38	-	$1,365

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The amortized cost and estimated fair value of securities held-to-maturity by contractual maturity at March 31, 2012 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Amortized
	Fair value	cost
Due in one year or less	$541	$540
Due after one year through five years	168	146
Due after five years through ten years	145	141
Due after ten years	-	-
Total investment securities held-to-maturity	$854	$827

There were no sales of investment securities classified as held-to-maturity during the three months ended March 31, 2012 or 2011.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011:

March 31, 2012
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency securities	19	$20,980	$74	-	-	$20,980	$74
State and municipal securities	10	4,514	75	-	-	4,514	75
Mortgage-backed securities	7	10,235	51	-	-	10,235	51
Collateralized mortgage obligations (CMOs)	8	9,560	35	-	-	9,560	35
Pooled trust preferred securities	5	-	-	$1,593	$1,624	1,593	1,624
Corporate debt securities	1	993	7	-	-	993	7
Equity securities	4	440	19	-	-	440	19
Total	54	$46,722	$261	$1,593	$1,624	$48,315	$1,885

December 31, 2011
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency securities	6	$6,995	$5	-	-	$6,995	$5
State and municipal securities	5	1,772	5	$302	$1	2,074	6
Mortgage-backed securities	4	7,531	16	-	-	7,531	16
Collateralized mortgage obligations (CMOs)	6	7,270	27	-	-	7,270	27
Pooled trust preferred securities	5	-	-	1,495	1,723	1,495	1,723
Corporate debt securities	2	2,000	4	-	-	2,000	4
Equity securities	8	490	44	324	15	814	59
Total	36	$26,058	$101	$2,121	$1,739	$28,179	$1,840

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

7. INVESTMENT SECURITIES (continued)

Management evaluates debt securities, which are comprised of U.S. Government Agencies, state and municipalities, mortgage-backed securities, CMOs and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at March 31, 2012 in U.S. Government securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

All of the securities in the other debt securities category with unrealized losses longer than twelve months as of March 31, 2012 are pooled trust preferred security issues. QNB holds eight of these securities with an amortized cost of $3,640,000 and a fair value of $2,054,000. All of the pooled trust preferred securities are available-for-sale securities and are carried at fair value.

The following table provides additional information related to pooled trust preferred securities (PreTSLs) as of March 31, 2012:

Deal	Class	Book value	Fair value	Unreal- ized gains (losses)	Realized OTTI credit loss (YTD 2012)	Total Recognized OTTI Credit Loss	Moody's /Fitch ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine*	$243	$200	$(43)	$-	$(1)	Ca/CCC	4	-	27.1%	124.4%
PreTSL V	Mezzanine*	-	-	-	-	(118)	Ba3/D	-	-	100.0	12.0
PreTSL VI	Mezzanine*	121	125	4	-	(8)	Ca/D	3	-	73.6	62.4
PreTSL XVII	Mezzanine	752	361	(391)	-	(222)	Ca/C	31	4	40.4	72.2
PreTSL XIX	Mezzanine	988	435	(553)	-	-	C/C	35	13	27.6	76.3
PreTSL XXV	Mezzanine	766	346	(420)	-	(222)	C/C	37	8	38.3	71.9
PreTSL XXVI	Mezzanine	469	251	(218)	-	(270)	C/C	39	10	28.0	83.2
PreTSL XXVI	Mezzanine	301	336	35	-	(438)	C/C	39	10	28.0	83.2
		$3,640	$2,054	$(1,586)	$-	$(1,279)

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

The market for these securities at March 31, 2012 is not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and the market values for these securities (and any securities other than those issued or guaranteed by U.S. Government agencies) are depressed relative to historical levels. In today’s market, a low market price for a particular bond may only provide evidence of a recent widening of corporate spreads in general versus being an indicator of credit problems with a particular issuer. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. As illustrated in the table above, these securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

7. INVESTMENT SECURITIES (continued)

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment (OTTI), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit-related portion and a non-credit related portion of OTTI are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. For the three months ended March 31, 2012, no other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows:

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

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows (including prepayments), credit worthiness of the underlying banks and insurance companies and determination of probability and severity of default of the underlying collateral. The following provides additional information for each of these variables:

•
Estimate of Future Cash Flows – Cash flows are constructed in an INTEX desktop valuation model. INTEX is a proprietary cash flow model recognized as the industry standard for analyzing all types of structured debt products. It includes each deal’s structural features updated with trustee information, including asset-by-asset detail, as it becomes available. The modeled cash flows are then used to determine if all the scheduled principal and interest payments of the investments will be returned. For purposes of the cash flow analysis, relatively modest rates of prepayment were forecasted (ranging from 0-2%). In addition to the base prepayment assumption, due to the recent enactment of the Dodd-Frank financial legislation additional prepayment analysis was performed. First, trust preferred securities issued by banks with more than $15 billion in total assets at December 31, 2009 were identified. The current credit rating of these institutions was reviewed and it was assumed that any issuer with an investment grade credit rating would prepay their issuance on January 1, 2013 or July 1, 2015 for bank holding company subsidiaries of foreign banking organizations that have relied on Supervision and Regulation Letter SR-01-1. For those institutions rated below investment grade the holding companies’ approximate cost of long-term funding given their rating and marketplace interest rate was estimated. The following assumption was made; any holding company that could refinance for a cost savings of more than 2% will refinance and will do so on January 1, 2013, or July 1, 2015. Finally, for issuers not impacted by the Tier 1 regulatory capital legislation enacted by the Dodd-Frank act, we identified the issuers that have shown a recent history of prepayment of both floating rate and fixed rate issues and assumed these issuers will prepay as soon as possible.

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

Based upon the analysis performed by management as of March 31, 2012, it is probable that we will collect all contractual principal and interest payments on one of our eight pooled trust preferred securities, PreTSL XIX. The expected principal shortfall on the remaining pooled trust preferred securities has resulted in credit related other-than-temporary impairment charges in previous years. All of these pooled trust preferred securities held by QNB could be subject to additional writedowns in the future if additional deferrals and defaults occur.

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

Loans held-for-sale consists of residential mortgage loans that are carried at the lower of aggregate cost or fair value. Net unrealized losses, if any, are recognized through a valuation allowance charged to income. Gains and losses on residential mortgages held-for-sale are included in non-interest income.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Major classes of loans are as follows:

	March 31,	December 31,
	2012	2011
Commercial:
Commercial and industrial	$93,043	$96,163
Construction	15,369	15,959
Secured by commercial real estate	193,064	195,813
Secured by residential real estate	43,938	45,070
State and political subdivisions	34,038	35,127
Loans to depository institutions	4,500	4,515
Indirect lease financing	11,162	11,928
Retail:
1-4 family residential mortgages	26,567	25,518
Home equity loans and lines	55,613	57,579
Consumer	2,218	2,308
Total loans	479,512	489,980
Net unearned (fees) costs	(38)	(44)
Loans receivable	$479,474	$489,936

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At March 31, 2012 and December 31, 2011, overdrafts were $57,000 and $91,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at March 31, 2012, there were no concentrations of loans exceeding 10% of total loans.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2012 and December 31, 2011:

March 31, 2012	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$81,470	$2,019	$9,514	$40	$93,043
Construction	7,596	1,608	6,165	-	15,369
Secured by commercial real estate	152,676	8,428	31,960	-	193,064
Secured by residential real estate	38,946	1,094	3,898	-	43,938
State and political subdivisions	31,883	-	2,155	-	34,038
Loans to depository institutions	4,500	-	-	-	4,500
Indirect lease financing	10,833	-	329	-	11,162
	$327,904	$13,149	$54,021	$40	$395,114

December 31, 2011	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$83,477	$2,313	$10,332	$41	$96,163
Construction	6,608	3,067	6,284	-	15,959
Secured by commercial real estate	152,637	9,323	33,402	451	195,813
Secured by residential real estate	39,657	1,220	4,193	-	45,070
State and political subdivisions	32,928	2,013	186	-	35,127
Loans to depository institutions	4,515	-	-	-	4,515
Indirect lease financing	11,548	-	380	-	11,928
	$331,370	$17,936	$54,777	$492	$404,575

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of March 31, 2012 and December 31, 2011:

March 31, 2012	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$25,922	$645	$26,567
Home equity loans and lines	55,346	267	55,613
Consumer	2,218	-	2,218
	$83,486	$912	$84,398

December 31, 2011	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$25,003	$515	$25,518
Home equity loans and lines	57,211	368	57,579
Consumer	2,308	-	2,308
	$84,522	$883	$85,405

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2012 and December 31, 2011:

March 31, 2012	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$50	$40	-	$90	$92,953	$93,043
Construction	-	-	-	-	15,369	15,369
Secured by commercial real estate	1,630	2,878	$1,698	6,206	186,858	193,064
Secured by residential real estate	820	146	49	1,015	42,923	43,938
State and political subdivisions	683	-	-	683	33,355	34,038
	-	-	-	-	4,500	4,500
Indirect lease financing	478	75	33	586	10,576	11,162
Retail:
1-4 family residential mortgages	631	-	142	773	25,794	26,567
Home equity loans and lines	179	80	-	259	55,354	55,613
Consumer	10	-	-	10	2,208	2,218
	$4,481	$3,219	$1,922	$9,622	$469,890	$479,512

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

December 31, 2011	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$113	-	-	$113	$96,050	$96,163
Construction	1,436	-	-	1,436	14,523	15,959
Secured by commercial real estate	1,857	$1,699	$1,017	4,573	191,240	195,813
Secured by residential real estate	778	70	395	1,243	43,827	45,070
State and political subdivisions	50	-	44	94	35,033	35,127
Loans to depository institutions	-	-	-			4,515
Indirect lease financing	353	146	123	622	11,306	11,928
Retail:
1-4 family residential mortgages	200	166	-	366	25,152	25,518
Home equity loans and lines	158	66	190	414	57,165	57,579
Consumer	14	-	-	14	2,294	2,308
	$4,959	$2,147	$1,769	$8,875	$476,590	$489,980

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of March 31, 2012 and December 31, 2011:

March 31, 2012	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	-	$4,820
Construction	-	3,369
Secured by commercial real estate	-	6,687
Secured by residential real estate	-	1,308
State and political subdivisions	-	27
Loans to depository institutions	-	-
Indirect lease financing	$29	83
Retail:
1-4 family residential mortgages	142	503
Home equity loans and lines	-	267
Consumer	-	-
	$171	$17,064

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

December 31, 2011	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	-	$5,410
Construction	-	3,474
Secured by commercial real estate	$286	7,547
Secured by residential real estate	-	1,158
State and political subdivisions	40	4
Loans to depository institutions	-	-
Indirect lease financing	54	121
Retail:
1-4 family residential mortgages	-	515
Home equity loans and lines	-	368
Consumer	-	-
	$380	$18,597

Activity in the allowance for loan losses for the three months ended March 31, 2012 and 2011 are as follows:

Three months ended March 31, 2012	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,959	$356	-	$2	$3,317
Construction	556	(223)	-	-	333
Secured by commercial real estate	3,124	2	-	-	3,126
Secured by residential real estate	746	63	$(36)	-	773
State and political subdivisions	195	106	-	-	301
Loans to depository institutions	20	-	-	-	20
Indirect lease financing	312	(68)	(10)	4	238
Retail:
1-4 family residential mortgages	249	75	(21)	-	303
Home equity loans and lines	625	(60)	(18)	-	547
Consumer	20	3	(9)	3	17
Unallocated	435	46	N/A	N/A	481
	$9,241	$300	$(94)	$9	$9,456

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Three months ended March 31, 2011	Balance, beginning of year	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,136	$1,045	$(65)	$3	$3,119
Construction	633	27	-	-	660
Secured by commercial real estate	3,875	(403)	(292)	-	3,180
Secured by residential real estate	676	3	(54)	-	625
State and political subdivisions	108	(1)	-	-	107
Indirect lease financing	496	(30)	-	4	470
Retail:
1-4 family residential mortgages	212	(7)	-	-	205
Home equity loans and lines	646	(32)	(10)	1	605
Consumer	32	(5)	(4)	4	27
Unallocated	141	53	N/A	N/A	194
	$8,955	$650	$(425)	$12	$9,192

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

QNB assesses all loan restructurings under the guidance of ASU 2011-02. Performing TDRs (not reported as non-accrual loans) totaled $2,669,000 and $2,413,000 as of March 31, 2012 and December 31, 2011, respectively. Non-performing TDRs totaled $2,122,000 and $2,437,000 as of March 31, 2012 and December 31, 2011, respectively. All TDRs are included in impaired loans presented in the section above.

The following tables present loans by loan class modified as TDRs during the three months ended March 31, 2012. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below, represent carrying amounts immediately prior to the modification and at March 31, 2012, respectively.

Three months ended March 31, 2012	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Retail:
Home equity loans and lines	1	$38	$38
	1	$38	$38

The TDR concession made during the three months ended March 31, 2012 involved the reduction of the interest rate on the loan. There was no specific reserve for loan losses allocated to the loan modified as a TDR during the three months ended March 31, 2012. Any required specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment. There were no charge-offs resulting from loans modified as TDRs during the three months ended March 31, 2012.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following table presents loans modified as TDRs within the previous 12 months from March 31, 2012, and for which there was a payment default (90 days or more past due or on non-accrual) during the three months ended March 31, 2012:

	Three months ended March 31, 2012
TDRs subsequently defaulted	Number of contracts	Recorded investment
Commercial:
Commercial and industrial	1	$25
Secured by commercial real estate	1	154
Secured by residential real estate	2	163
	4	$342

The following tables present the balance in the allowance of loan losses at March 31, 2012 and December 31, 2011 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
March 31, 2012	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$3,317	$1,958	$1,359	$93,043	$7,475	$85,568
Construction	333	-	333	15,369	6,165	9,204
Secured by commercial real estate	3,126	169	2,957	193,064	14,904	178,160
Secured by residential real estate	773	279	494	43,938	2,279	41,659
State and political subdivisions	301	13	288	34,038	2,024	32,014
Loans to depository institutions	20	-	20	4,500	-	4,500
Indirect lease financing	238	12	226	11,162	83	11,079
Retail:
1-4 family residential mortgages	303	79	224	26,567	627	25,940
Home equity loans and lines	547	42	505	55,613	596	55,017
Consumer	17	-	17	2,218	-	2,218
Unallocated	481	N/A	N/A	N/A	N/A	N/A
	$9,456	$2,552	$6,423	$479,512	$34,153	$445,359

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following tables summarize additional information in regards to impaired loans by loan portfolio class as of March 31, 2012 and December 31, 2011:

March 31, 2012	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
With no specific allowance recorded:
Commercial:
Commercial and industrial	$4,582	$4,676	$-
Construction	6,165	6,241	-
Secured by commercial real estate	12,711	13,649	-
Secured by residential real estate	1,135	1,142	-
State and political subdivisions	1,998	1,998	-
Loans to depository institutions	-	-	-
Indirect lease financing	54	83	-
Retail:
1-4 family residential mortgages	342	378	-
Home equity loans and lines	472	481	-
Consumer	-	-	-
	$27,459	$28,648	$-

With an allowance recorded:
Commercial:
Commercial and industrial	$2,893	$2,954	$1,958
Construction	-	-	-
Secured by commercial real estate	2,193	2,528	169
Secured by residential real estate	1,144	1,168	279
State and political subdivisions	26	28	13
Loans to depository institutions	-	-	-
Indirect lease financing	29	35	12
Retail:
1-4 family residential mortgages	285	292	79
Home equity loans and lines	124	130	42
Consumer	-	-
	$6,694	$7,135	$2,552

Total:
Commercial:
Commercial and industrial	$7,475	$7,630	$1,958	$7,607	$30
Construction	6,165	6,241	-	5,110	37
Secured by commercial real estate	14,904	16,177	169	13,506	106
Secured by residential real estate	2,279	2,310	279	2,275	22
State and political subdivisions	2,024	2,026	13	509	-
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	83	118	12	102	-
Retail:
1-4 family residential mortgages	627	670	79	632	1
Home equity loans and lines	596	611	42	636	4
Consumer	-	-	-	-	-
	$34,153	$35,783	$2,552	$30,377	$200

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

December 31, 2011	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$4,923	$5,580	$-
Construction	4,016	4,047	-
Secured by commercial real estate	10,400	10,841	-
Secured by residential real estate	1,598	1,603	-
State and political subdivisions	-	-	-
Loans to depository institutions	-	-	-
Indirect lease financing	47	71	-
Retail:
1-4 family residential mortgages	352	384	-
Home equity loans and lines	486	492	-
Consumer	-	-	-
	$21,822	$23,018	$-

With an allowance recorded:
Commercial:
Commercial and industrial	$3,165	$3,231	$1,444
Construction	647	654	65
Secured by commercial real estate	3,179	3,779	181
Secured by residential real estate	969	985	211
State and political subdivisions	4	5	2
Loans to depository institutions	-	-	-
Indirect lease financing	74	84	18
Retail:
1-4 family residential mortgages	288	293	81
Home equity loans and lines	220	224	63
Consumer	-	-	-
	$8,546	$9,255	$2,065

Total:
Commercial:
Commercial and industrial	$8,088	$8,811	$1,444
Construction	4,663	4,701	65
Secured by commercial real estate	13,579	14,620	181
Secured by residential real estate	2,567	2,588	211
State and political subdivisions	4	5	2
Loans to depository institutions
Indirect lease financing	121	155	18
Retail:
1-4 family residential mortgages	640	677	81
Home equity loans and lines	706	716	63
Consumer	-	-	-
	$30,368	$32,273	$2,065

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of March 31, 2012:

March 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Government agency securities	-	$66,556	-	$66,556
State and municipal securities	-	78,472	-	78,472
U.S. Government agencies and sponsored enterprises (GSEs) - residential				-
Mortgage-backed securities	-	116,965	-	116,965
Collateralized mortgage obligations (CMOs)	-	80,454	-	80,454
Pooled trust preferred securities	-	-	$2,054	2,054
Corporate debt securities	-	2,496	-	2,496
Equity securities	$3,958	-	-	3,958
Total securities available-for-sale	$3,958	$344,943	$2,054	$350,955
Total recurring fair value measurements	$3,958	$344,943	$2,054	$350,955

Nonrecurring fair value measurments
Impaired loans	$-	$-	$4,142	$4,142
Mortgage servicing rights	-	-	496	496
Total nonrecurring fair value measurements	$-	$-	$4,638	$4,638

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the quarter ended March 31, 2012. There were also no transfers in or out of level 3 for the same period. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three-month periods ended March 31, 2012 and 2011, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy as of December 31, 2011:

December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Government agency securities	-	$68,493	-	$68,493
State and municipal securities	-	78,786	-	78,786
U.S. Government agencies and sponsored enterprises (GSEs) - residential
Mortgage-backed securities	-	113,243	-	113,243
Collateralized mortgage obligations (CMOs)	-	79,345	-	79,345
Pooled trust preferred securities	-	-	$1,929	1,929
Corporate debt securities	-	2,495	-	2,495
Equity securities	$3,800	-	-	3,800
Total securities available-for-sale	$3,800	$342,362	$1,929	$348,091
Total recurring fair value measurements	$3,800	$342,362	$1,929	$348,091

Nonrecurring fair value measurments
Impaired loans	$-	$-	$7,808	$7,808
Mortgage servicing rights	-	-	490	490
Other real estate owned	-	-	126	126
Total nonrecurring fair value measurements	$-	$-	$8,424	$8,424

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
March 31, 2012	Fair value	Valuation techniques	Unobservable input	Value or range of values
Impaired loans	$4,142	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -35%
			Liquidation expenses (2)	0% to -10%
Mortgage servicing rights	496	Discounted cash flow	Weighted average life	10 - 93 months
			Discount rate	9.1%

(1) Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable
(2) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range is presented as a percent of the initial appraised value.

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the nine months ended March 31, 2012:

Fair value measurements using significant unobservable inputs
(Level 3)
Balance, beginning of year	$1,929
Settlements	-
Total gains or losses (realized/unrealized)	-
Included in earnings	-
Included in other comprehensive income	125
Transfers in and/or out of Level 3	-
Balance, March 31, 2012	$2,054

The Level 3 securities consist of eight collateralized debt obligation securities, PreTSL securities, that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at March 31, 2012 is not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2012;
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

Prepayments are modeled to take into account the disruption in the asset-backed securities marketplace and the lack of new pooled trust preferred issuances. For purposes of the cash flow analysis, relatively modest rates of prepayment were forecasted (ranging from 0-2%). In addition to the base prepayment assumption, due to the recent enactment of the Dodd-Frank financial legislation additional prepayment analysis was performed. First, all fixed rate trust preferred securities issued by banks with more than $15 billion in total assets at December 31, 2009 were identified. The current credit rating of these institutions was reviewed and it was assumed that any issuer with an investment grade credit rating would prepay their issuance on January 1, 2013 or July 1, 2015 for bank holding company subsidiaries of foreign banking organizations that have relied on Supervision and Regulation Letter SR-01-1. For those institutions rated below investment grade the holding companies’ approximate cost of long-term funding given their rating and marketplace interest rate was estimated. The following assumption was made; any holding company that could refinance for a cost savings of more than 2% will refinance and will do so on January 1, 2013, or July 1, 2015. Finally, for issuers not impacted by the Tier 1 regulatory capital legislation enacted by the Dodd-Frank act, the issuers that have shown a recent history of prepayment of both floating rate and fixed rate issues were identified and it was assumed these issuers will prepay as soon as possible.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The internal rate of return is the pre-tax yield used to discount the best estimate of future cash flows after credit losses. The cash flows have been discounted using estimated market discount rates of 3-month LIBOR plus spreads ranging from 4.08% to 9.59%. The determination of appropriate market discount rates involved the consideration of the following:

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at March 31, 2012 and December 31, 2011:

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
March 31, 2012	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$31,757	$31,757	$31,757	-	-
Investment securities available-for-sale	350,955	350,955	3,958	$344,943	$2,054
Investment securities held-to-maturity	827	854	-	854	-
Restricted investment in bank stocks	1,687	1,687	1,687	-	-
Loans held-for-sale	643	663	-	663	-
Net loans	470,018	470,622	-	-	470,622
Mortgage servicing rights	496	552	-	552	-
Accrued interest receivable	3,164	3,164	3,164	-	-

Financial liabilities
Deposits with no stated maturities	479,479	479,479	479,479	-	-
Deposits with stated maturities	285,289	287,790	-	287,790	-
Short-term borrowings	22,349	22,349	22,349	-	-
Long-term debt	20,295	20,798	-	20,798	-
Accrued interest payable	721	721	721	-	-

Off-balance sheet instruments
Commitments to extend credit	-	-	-	-	-
Standby letters of credit	-	-	-	-	-

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

	Carrying
December 31, 2011	amount	Fair value
Financial assets
Cash and cash equivalents	$10,555	$10,555
Investment securities available-for-sale	348,091	348,091
Investment securities held-to-maturity	1,327	1,365
Restricted investment in bank stocks	1,775	1,775
Loans held-for-sale	935	969
Net loans	480,695	470,100
Mortgage servicing rights	490	542
Accrued interest receivable	2,990	2,990

Financial liabilities
Deposits with no stated maturities	465,688	465,688
Deposits with stated maturities	285,024	285,418
Short-term borrowings	24,021	24,021
Long-term debt	20,299	20,967
Accrued interest payable	789	789

Off-balance sheet instruments
Commitments to extend credit	-	-
Standby letters of credit	-	-

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

A summary of the Bank's financial instrument commitments is as follows:

	March 31, 2012	December 31, 2011
Commitments to extend credit and unused lines of credit	$121,752	$122,899
Standby letters of credit	5,292	6,467
	$127,044	$129,366

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2012 and December 31, 2011 for guarantees under standby letters of credit issued is not material.

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

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of March 31, 2012, that the Company and the Bank met capital adequacy requirements to which they were subject.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

11. REGULATORY RESTRICTIONS (continued)

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital Levels
	Actual		Adequately capitalized		Well capitalized
As of March 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated	$75,513	13.11%	$46,071	8.00%	N/A	N/A
Bank	71,020	12.41	45,771	8.00	$57,214	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	68,069	11.82	23,035	4.00	N/A	N/A
Bank	63,840	11.16	22,885	4.00	34,328	6.00

Tier I Capital (to Average Assets)
Consolidated	68,069	7.86	34,636	4.00	N/A	N/A
Bank	63,840	7.41	34,484	4.00	43,105	5.00

	Capital Levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated	$73,694	12.71%	$46,371	8.00%	N/A	N/A
Bank	69,480	12.06	46,074	8.00	$57,593	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	66,176	11.42	23,185	4.00	N/A	N/A
Bank	62,256	10.81	23,037	4.00	34,556	6.00

Tier I Capital (to Average Assets)
Consolidated	66,176	7.61	34,805	4.00	N/A	N/A
Bank	62,256	7.18	34,662	4.00	43,328	5.00

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, and including the risk factors identified in Item 1A of QNB’s 2011 Form 10-K, could affect the future financial results of the Company and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:

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

There were no credit-related other-than-temporary impairment charges in the first quarter of 2012 or 2011.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (Continued)

Impairment of Restricted Investment in Bank Stocks (Continued)
On October 28, 2010, the FHLB announced their decision to institute a limited excess capital stock repurchase. These capital stock repurchases continued on a quarterly basis during 2011 and the first quarter of 2012. In addition on February 22, 2012 the FHLB announced its decision to pay an annual dividend of 0.10%. Further repurchases or excess capital stock or cash dividends will be evaluated quarterly by the FHLB. Management believes no impairment charge is necessary related to the restricted stock balance as of March 31, 2012.

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

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the first quarter of 2012 of $2,471,000, or $0.77 per share on a diluted basis. This represents an 11.8% increase compared to net income of $2,211,000, or $0.70 per share on a diluted basis, for the same period in 2011.

The results for the first quarter of 2012 represent a record quarter for QNB and reflect an increase in non-interest income of $626,000 and a lower provision for credit losses of $350,000. These positive variances were partially offset by a $151,000 reduction in net interest income and a $431,000 increase in non-interest expense.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 1.15% and 14.71%, respectively, for the quarter ended March 31, 2012 compared with 1.11% and 14.72%, respectively, for the quarter ended March 31, 2011.

Net Interest Income and Net Interest Margin
Net interest income for the quarter ended March 31, 2012 totaled $6,806,000, a slight decrease of $151,000, or 2.2%, over the same period in 2011. When comparing the two quarters, strong growth in deposits and the investment of these deposits into the securities portfolio was offset by a reduction in the net interest margin resulting in lower net interest income. Average earning assets grew by $57,001,000, or 7.3%, when comparing the first quarter of 2012 to the same period in 2011, with average investment securities increasing $49,423,000, or 17.0%. On the funding side, average deposits increased $57,071,000, or 8.2%, with average transaction accounts increasing $71,088,000, or 17.9%. The growth in transaction accounts was broad based across all product lines and all customer types with the largest increases centered in QNB's Online eSavings product and the deposits of several local school districts and municipalities. Offsetting a portion of this growth was a decline in average time deposits of $14,017,000 when comparing the first quarter 2012 with the same period in 2011.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

The net interest margin for the first quarter of 2012 was 3.53% compared to 3.89% for the first quarter of 2011 and 3.53% for the fourth quarter of 2011. The historically low interest rate environment of the past few years when combined with the growth in earning assets occurring in the investment portfolio, which generally earn a lower yield than loans, contributed to a decline in the net interest margin. During the beginning of this interest rate cycle, funding costs declined at a faster pace and to a greater degree than rates on earning assets resulting in an increasing net interest margin. However, since the second quarter of 2011 this trend has reversed as funding costs have approached bottom while yields on earning assets continue to reprice lower resulting in a lower net interest margin.

The average rate earned on earning assets declined 59 basis points from 5.00% for the first quarter of 2011 to 4.41% for the first quarter of 2012. When comparing the change in the yield on earning assets between the two first quarter periods, loans and investment securities declined from 5.85% and 3.75%, respectively, for the first quarter of 2011 to 5.37% and 3.20%, respectively, for the first quarter of 2012, a decline of 48 basis points and 55 basis points, respectively.

In comparison, the cost of interest-bearing liabilities declined 27 basis points from 1.27% to 1.00% over the same time periods. The interest rate paid on interest-bearing deposits declined by 26 basis points to 0.91% for the first quarter of 2012 compared to the first quarter of 2011. Time deposits was the greatest contributor with the average rate paid on time deposits declining 32 basis points from 1.73% for the first quarter of 2011 to 1.41% for the first quarter of 2012. The rates paid on the various transaction account types; interest-bearing demand, municipal, money market and savings declined between 12 basis points and 18 basis points when comparing the two quarters. The cost of interest-bearing liabilities should decline in the second quarter of 2012 as $15,000,000 of long-term debt at a rate of 4.75% matured in April and was repaid.

Asset Quality, Provision for Loan Loss and Allowance for Loan Loss
QNB closely monitors the quality of its loan portfolio and as a result of a reduction in non-performing loans, lower amounts of loan charge-offs and a reduction in outstanding balances, QNB was able to reduce its provision for loan losses while increasing the balance of the allowance for loan losses and coverage of the allowance for loan losses to total loans and nonperforming loans.

QNB recorded a provision for loan losses of $300,000 in the first quarter of 2012 compared with $650,000 in the first quarter of 2011 and $950,000 in the fourth quarter of 2011. Net loan charge-offs were $85,000, or 0.07% annualized of total average loans, for the first quarter of 2012, compared with $413,000, or 0.35% annualized of total average loans, for the first quarter of 2011 and $576,000, or 0.48% annualized of total average loans, for the fourth quarter of 2011.

QNB's allowance for loan losses of $9,456,000 represents 1.97% of total loans at March 31, 2012 compared to an allowance for loan losses of $9,241,000, or 1.88% of total loans, at December 31, 2011 and $9,192,000, or 1.92% of total loans, at March 31, 2011.

Asset quality continues to slowly improve. Total non-performing assets were $23,234,000 at March 31, 2012 compared with $24,145,000 as of December 31, 2011 and $14,721,000 as of March 31, 2011. Included in this classification are non-performing loans, other real estate owned (OREO) and repossessed assets, and non-performing pooled trust preferred securities. Total non-performing loans, which represent loans on non-accrual status, loans past due more than 90 days and still accruing interest and restructured loans were $19,903,000, or 4.15% of total loans, at March 31, 2012 compared with $21,390,000, or 4.36% of total loans, at December 31, 2011 and $13,012,000, or 2.72% of total loans, at March 31, 2011. The increase in non-performing assets during 2011 was primarily the result of several large commercial loan relationships that showed signs of financial difficulty and collateral values that were below the carrying value of the loan. These loans were placed on non-accrual status because it is possible that all principal and interest payments will not be received as expected. Loans on non-accrual status were $17,064,000 at March 31, 2012 compared with $18,597,000 at December 31, 2011 and $10,589,000 at March 31, 2011. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Of the total amount of non-accrual loans at March 31, 2012, $10,242,000, or 60% of the loans classified as non-accrual, are current or past due less than 30 days at March 31, 2012.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

QNB had OREO and other repossessed assets of $1,277,000 as of March 31, 2012 compared with $826,000 at December 31, 2011 and $0 at March 31, 2011. Non-performing pooled trust preferred securities are carried at fair value which was $2,054,000, $1,929,000, and $1,709,000 at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. The increase in the balance of non-performing pooled trust preferred securities reflects an improvement in the fair value of these securities and not the purchase of additional securities.

Non-Interest Income
Total non-interest income was $1,566,000 for the first quarter of 2012, an increase of $626,000 compared with the same period in 2011. Net gains on the sale of investment securities and residential mortgage loans account for $620,000 of this total increase. QNB recorded $389,000 of net gains on the sale of investment securities during the first quarter of 2012 compared to net losses of $43,000 recognized in the first quarter of 2011. Included in the first quarter of 2012 securities gains were $386,000 recorded on the sale of equity securities. With the outstanding performance of the U.S. equity markets in the first quarter of 2012, QNB elected to sell some equity holdings and recognize gains. In the first quarter of 2011, QNB recorded gains of $126,000 on the sale of equity securities and net losses of $169,000 on the sale of lower yielding mortgage-backed and Agency securities.

As a result of historically low mortgage rates the amount of residential mortgage refinancing activity has increased significantly as has the amount of gains recorded on the sale of these mortgages. QNB recorded gains of $227,000 on the sale of mortgages during the first quarter of 2012 compared with $39,000 in the first quarter of 2011.

Non-Interest Expense
Total non-interest expense was $4,851,000 for the first quarter of 2012, an increase of $431,000, or 9.8% compared to $4,420,000 for the first quarter of 2011. Salaries and benefits expense contributed the largest portion of the total increase in non-interest expense increasing $239,000, or 10.0%. A seven person increase in the number of full-time equivalent employees, including the addition of a Chief Information and Technology Officer during the third quarter of 2011, along with promotional and merit increases contributed to the $175,000 increase in salary expense. Payroll related taxes increased $26,000, medical and dental benefit premiums and claims increased $21,000 and retirement plan expense increased $18,000 when comparing the two quarters.

Net occupancy and furniture and fixtures expense increased $54,000, or 7.7%, with the majority of the increase in depreciation expense, common area maintenance adjustments on a couple of leased properties and equipment maintenance costs.

Also contributing to the increase in non-interest expense was a $91,000, or 36.6%, increase in third party services and a $67,000 increase in expenses related to the maintenance of other real estate owned. The increase in third party services relates primarily to ongoing costs associated with the new online and mobile banking system introduced in the third quarter of 2011 and the outsourcing of email services to a third party provider during the second quarter of 2011. Marketing expense increased $26,000, or 14.9%, as a result of an increase in public relations and donations costs.

Partially offsetting these higher costs were reductions in FDIC insurance expense of $82,000, or 31.4%. The decrease in FDIC premium expense was a result of a reduction in the rate charged and a change in the method of calculating the basis of the premium effective as of April 1, 2011.

These items noted in the foregoing overview, as well as others, will be discussed and analyzed more thoroughly in the next sections.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	March 31, 2012			March 31, 2011
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$-	0.00%	$-	$-	0.00%	$-
Investment securities:
U.S. Government agencies	65,586	1.85%	303	60,748	2.13%	323
State and municipal	76,480	5.58%	1,067	67,224	5.94%	999
Mortgage-backed and CMOs	188,500	2.73%	1,287	155,217	3.51%	1,360
Other debt securities	6,095	1.78%	27	4,089	1.16%	12
Equities	3,285	4.18%	34	3,245	3.34%	27
Total investment securities	339,946	3.20%	2,718	290,523	3.75%	2,721
Loans:
Commercial real estate	256,720	5.43%	3,465	262,295	5.99%	3,877
Residential real estate	27,154	5.07%	344	23,398	5.57%	326
Home equity loans	51,836	4.60%	593	56,903	4.83%	678
Commercial and industrial	97,275	4.98%	1,205	85,766	5.31%	1,123
Indirect lease financing	12,156	9.23%	281	13,660	8.84%	302
Consumer loans	2,308	14.15%	81	2,643	13.56%	88
Tax-exempt loans	34,835	5.42%	469	32,034	6.15%	485
Total loans, net of unearned income*	482,284	5.37%	6,438	476,699	5.85%	6,879
Other earning assets	13,921	0.26%	9	11,928	0.24%	7
Total earning assets	836,151	4.41%	9,165	779,150	5.00%	9,607
Cash and due from banks	10,634			9,616
Allowance for loan losses	(9,344)			(8,892)
Other assets	28,451			26,415
Total assets	$865,892			$806,289

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$95,830	0.34%	80	$87,361	0.52%	113
Municipals	54,343	0.64%	87	39,858	0.78%	77
Money market	78,134	0.36%	71	73,584	0.52%	94
Savings	177,031	0.72%	315	136,697	0.84%	282
Time	184,068	1.38%	629	199,842	1.70%	836
Time of $100,000 or more	101,226	1.49%	374	99,469	1.79%	440
Total interest-bearing deposits	690,632	0.91%	1,556	636,811	1.17%	1,842
Short-term borrowings	20,899	0.52%	27	25,085	0.89%	55
Long-term debt	20,297	4.75%	244	20,307	4.75%	241
Total interest-bearing liabilities	731,828	1.00%	1,827	682,203	1.27%	2,138
Non-interest-bearing deposits	63,316			60,066
Other liabilities	3,158			3,124
Shareholders' equity	67,590			60,896
Total liabilities and
shareholders' equity	$865,892			$806,289
Net interest rate spread		3.41%			3.73%
Margin/net interest income		3.53%	$7,338		3.89%	$7,469
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

	Three Months Ended
	March 31, 2012 compared
	to March 31, 2011

	Total	Due to change in:
	Change	Volume	Rate
Interest income:
Federal funds sold	$-	$-	$-
Investment securities:
U.S. Government agencies	(20)	27	(47)
State and municipal	68	137	(69)
Mortgage-backed and CMOs	(73)	291	(364)
Other debt securities	15	6	9
Equities	7	-	7
Loans:
Commercial real estate	(412)	(51)	(361)
Residential real estate	18	52	(34)
Home equity loans	(85)	(55)	(30)
Commercial and industrial	82	161	(79)
Indirect lease financing	(21)	(33)	12
Consumer loans	(7)	(10)	3
Tax-exempt loans	(16)	47	(63)
Other earning assets	2	1	1
Total interest income	(442)	573	(1,015)
Interest expense:
Interest-bearing demand	(33)	12	(45)
Municipals	10	29	(19)
Money market	(23)	7	(30)
Savings	33	86	(53)
Time	(207)	(60)	(147)
Time of $100,000 or more	(66)	11	(77)
Short-term borrowings	(28)	(9)	(19)
Long-term debt	3	3	-
Total interest expense	(311)	79	(390)
Net interest income	$(131)	$494	$(625)

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three-month periods ended March 31, 2012 and 2011.

Three months ended March 31,	2012	2011
Total interest income	$8,633	$9,095
Total interest expense	1,827	2,138
Net interest income	6,806	6,957
Tax-equivalent adjustment	532	512
Net interest income (fully taxable-equivalent)	$7,338	$7,469

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

Net interest income decreased $151,000, or 2.2%, to $6,806,000 for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011. On a tax-equivalent basis, net interest income decreased $131,000, or 1.8%, from $7,469,000 for the three months ended March 31, 2011 to $7,338,000 for the same period ended March 31, 2012.

When comparing the two quarters, strong growth in deposits and the investment of these deposits into the securities portfolio was offset by a reduction in the net interest margin resulting in lower net interest income. Average earning assets grew by $57,001,000, or 7.3%, when comparing the first quarter of 2012 to the same period in 2011, with average investment securities increasing $49,423,000, or 17.0%, and average loans increasing $5,585,000, or 1.2%. On the funding side, average deposits increased $57,071,000, or 8.2%, with average transaction accounts increasing $71,088,000, or 17.9%. The growth in transaction accounts was broad based across all product lines and all customer types with the largest increases centered in QNB's Online eSavings product and the deposits of several local school districts and municipalities. Offsetting a portion of this growth was a decline in average time deposits of $14,017,000 when comparing the first quarter 2012 with the same period in 2011.

With the growth in earning assets occurring in the investment portfolio, the mix of earning assets changed which contributed to a decline in the net interest margin, as investment securities generally earn a lower yield than loans. In addition, while the economy has shown signs of improvement, issues in the residential and commercial real estate markets persist as do high levels of unemployment. During the third quarter of 2011, the Federal Reserve Open Market Committee announced that they were likely to leave the Federal funds rate at exceptionally low levels through mid-2013 (subsequently extended to 2014) and that they would purchase longer-term Treasury securities in an effort to further reduce longer-term interest rates. These actions combined with events in Europe had the impact of lowering Treasury interest rates and flattening the yield curve as longer-term rates declined more than short-term rates. A low level of interest rates has been

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (continued)

in place since 2008 and has resulted in lower yields earned on both loans and investment securities as well as lower rates paid on deposits and borrowed funds. During the beginning of this interest rate cycle, funding costs declined at a faster pace and to a greater degree than rates on earning assets resulting in an increasing net interest margin. However, since the second quarter of 2011 this trend has reversed as funding costs have approached bottom while yields on earning assets continue to reprice lower resulting in a lower net interest margin.

As a result of these historically low interest rates, over the past year, a significant amount of higher yielding bonds with call features were called and prepayments on mortgage-related securities increased, with these proceeds being reinvested in lower yielding investment securities. In addition, new loans are being originated at significantly lower rates, variable rate loans are repricing lower and many customers with fixed rates are requesting that their rates be modified lower. The net interest margin for the first quarter of 2012 was 3.53% compared to 3.89% for the first quarter of 2011 and 3.53% for the fourth quarter of 2011.  Also negatively impacting both the yield on earning assets and the net interest margin was an increase in nonaccrual loans from $10,589,000 at March 31, 2011 to $17,064,000 at March 31, 2012.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis decreased $442,000, or 4.6% to $9,165,000 for the first quarter of 2012, while total interest expense decreased $311,000, or 14.5%, to $1,827,000. Volume growth in earning assets contributed an additional $573,000 of interest income but was offset by a decline in interest income of $1,015,000 resulting from lower interest rates. With regard to interest expense, lower funding costs resulted in a decline in interest expense of $390,000 which was partially offset by a $79,000 increase in interest expense resulting from growth in balances of interest-bearing deposits.

The yield on earning assets on a tax-equivalent basis decreased 59 basis points from 5.00% for the first quarter of 2011 to 4.41% for the first quarter of 2012 and also declined by two basis points from the 4.43% reported for the fourth quarter of 2011. In comparison, the rate paid on interest-bearing liabilities decreased 27 basis points from 1.27% for the first quarter of 2011 to 1.00% for the first quarter of 2012 and decreased three basis points when compared to 1.03% reported in the fourth quarter of 2011.

Interest income on investment securities decreased $3,000 when comparing the two quarters as the increase in average balances offset the 55 basis point decline in the average yield of the portfolio. The average yield on the investment portfolio was 3.20% for the first quarter of 2012 compared with 3.75% for the first quarter of 2011. As noted previously, the decline in the yield on the investment portfolio is primarily the result of the extended period of low interest rates which has resulted in an increase in cash flow from the investment portfolio as prepayments speeds on mortgage-backed securities and CMOs ramped-up as did the amount of calls of agency and municipal securities. The actions by the Federal Open Market Committee noted above have resulted in a further increase in prepay speeds and calls. The reinvestment of these funds was in securities that had lower yields than what they replaced. The growth in the investment portfolio was primarily in high-quality U.S. Government agency and agency issued mortgage-backed and CMO securities as well as in tax-exempt state and municipal bonds.

Income on Government agency securities decreased $20,000, as the 8.0% growth in average balances was offset a 28 basis point decline in the yield from 2.13% for the first quarter of 2011 to 1.85% for the same period in 2012. Most of the bonds in the agency portfolio have call features ranging from three months to three years, many of which were exercised as a result of the low interest rate environment. The proceeds from these called bonds as well as liquidity from deposit growth were reinvested in securities with significantly lower yields.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (continued)

Interest income on tax-exempt municipal securities increased $68,000 with higher balances accounting for $137,000 of additional income. Average balances of tax-exempt municipal securities increased $9,256,000, or 13.8%, to $76,480,000 for the first quarter of 2012. As a result of credit concerns in the municipal market arising from issues with the insurance companies that insure the bonds and concerns over the general health of state and municipal governments because of declining revenues and budget issues resulting from economic conditions, municipal bond yields declined but not to the same degree as yields on other types of securities. As a result QNB expanded its purchase of municipal bonds, primarily general obligation bonds of issuers with strong underlying credit ratings. The yield on the state and municipal portfolio decreased 36 basis points from 5.94% for the first quarter of 2011 to 5.58% for the first quarter of 2012. This decline in yield reduced interest income by $69,000 when comparing the two quarters.

Interest income on mortgage-backed securities and CMOs decreased $73,000 with an increase in average balances offsetting in part the significant impact of lower rates. Average balances increased $33,283,000, or 21.4%, to $188,500,000 when comparing the two periods and contributed $291,000 in additional income. The yield on the mortgage-backed and CMO portfolio decreased 78 basis points from 3.51% for the first quarter of 2011 to 2.73% for the first quarter of 2012, resulting in a $364,000 reduction in interest income. This portfolio was expanded because it provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested when interest rates eventually increase. With the historically low interest rate environment mortgage refinancing activity over the past two years was significant resulting in an increase in prepayments on these securities. Since most of these securities were purchased at a premium, prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

Income on loans decreased $441,000 to $6,438,000 when comparing the first quarters of 2012 and 2011 with the decline in the portfolio yield being the reason. The yield on the loan portfolio decreased 48 basis points to 5.37% when comparing the same periods, resulting in a reduction in interest income of $552,000. When comparing the two quarters average balances increased 1.1% resulting in an additional $111,000 in interest income. Prior to the third quarter of 2011, QNB was able to minimize the decline in the portfolio yield by implementing interest rate floors on some variable rate commercial loans and home equity lines of credit and by maintaining its pricing structure. However, since the third quarter of 2011, as a result of the decline in market rates and an increase in competition for quality loans, QNB lowered the rates offered on new loans and reduced rates on some existing loans.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans decreased $412,000 and was impacted by both the decline in yield and a decrease in average balances. The yield on commercial real estate loans was 5.43% for the first quarter of 2012, a decrease of 56 basis points from the 5.99% reported for the first quarter of 2011.  Average balances decreased $5,575,000, or 2.1%, to $256,720,000, for the three months ended March 31, 2012 compared with the same quarter in 2011.

Income on commercial and industrial loans, the second largest category, increased $82,000 with the positive impact from the growth in balances being partially offset by the decline in the yield. Average commercial and industrial loans increased $11,509,000, or 13.4%, to $97,275,000 for the first quarter of 2012, contributing an additional $161,000 in interest income. The average yield on these loans decreased 33 basis points to 4.98% resulting in a decrease in income of $79,000. Many of the loans in this category are indexed to the prime interest rate and have floors. Since the prime rate did not change over the past year the yield on this portfolio did not decline to the same degree as some other categories.

Income on home equity loans declined by $85,000 when comparing the first quarter of 2012 and 2011. During this same time period average home equity loans decreased $5,067,000, or 8.9%, to $51,836,000, while the yield on the home equity portfolio decreased 23 basis points to 4.60%. The demand for home equity loans has declined as home values have fallen preventing some homeowners from having equity in their homes to borrow against while others have taken advantage of the low interest rates on mortgages and refinanced their home equity loans into a new mortgage.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (continued)

Given the low yields on alternative investment securities management decided to retain some 15 year mortgages to borrowers with high credit scores and low loan to value ratios. As a result, average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $3,756,000, or 16.1%, to $27,154,000 for the first quarter of 2012. During this same period the average yield on the portfolio declined by 50 basis points to 5.07% for the first quarter of 2012. The net result was an additional $18,000 in interest income.

For the most part, earning assets are funded by deposits, which increased on average by $57,071,000, or 8.2%, to $753,948,000, when comparing the first quarters of 2012 and 2011. While total income on earning assets on a tax-equivalent basis decreased $442,000 when comparing the first quarter of 2012 to the first quarter of 2011, total interest expense declined $311,000. Interest expense on total deposits decreased $286,000 while interest expense on borrowed funds decreased $25,000 when comparing the two quarters. The rate paid on interest-bearing liabilities decreased 27 basis points from 1.27% for the first quarter of 2011 to 1.00% for the first quarter of 2012. During this same period, the rate paid on interest-bearing deposits decreased 26 basis points from 1.17% to 0.91%.

The growth in deposits when comparing the first quarter of 2012 with the first quarter of 2011 was not centered in time deposits but in accounts with greater liquidity, such as interest-bearing demand, interest-bearing municipal accounts, and savings deposits. Average interest-bearing demand accounts increased $8,469,000, or 9.7%, to $95,830,000 for the first quarter of 2012 compared to the first quarter of 2011; however, interest expense on interest-bearing demand accounts decreased $33,000 to $80,000 for the first quarter of 2012 as the average rate paid decreased from 0.52% for the first quarter of 2011 to 0.34% for the first quarter of 2012. The reduction in the cost of funds reflects the exceptionally low interest rate environment over the past year and the historic lows reached by Treasury rates. Included in this category is QNB-Rewards checking, a high-rate checking account product. The decrease in interest expense and the average rate paid on interest-bearing demand accounts is primarily the result of a reduction in the rate paid on QNB-Rewards checking. The rate paid on this account for the first quarter of 2011 was 2.05% on balances up to $25,000 and 0.75% for balances over $25,000 compared to 1.25% on balances up to $25,000 and 0.50% for balances over $25,000 during the first quarter of 2012. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the first quarter of 2012, the average balance in this product was $28,998,000 and the related interest expense was $72,000 for an average yield of 0.99%. In comparison, the average balance of the QNB-Rewards accounts for the first quarter of 2011 was $27,658,000 with a related interest expense of $105,000 and an average rate paid of 1.54%. Even with the reduction in the rates paid on the QNB-Rewards product, the yield of 1.25% for the first $25,000 and 0.50% on balances over $25,000, assuming qualifications are met, is still an attractive rate relative to competitors’ offerings as well as other QNB products. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $59,703,000 for the first quarter of 2011 to $66,832,000 for the first quarter of 2012. The average rate paid on these balances was 0.05% for both three month periods.

Interest expense on municipal interest-bearing demand accounts increased $10,000 to $87,000 for the first quarter of 2012. The increase in interest expense was the result of a substantial increase in average balances offsetting a decline in the rate paid. The average balance of municipal interest-bearing demand accounts increased $14,485,000, or 36.3%, while the average interest rate paid on these accounts decreased from 0.78% for the first quarter of 2011 to 0.64% for the first quarter of 2012. Most of these accounts are tied directly to the Federal funds rate with most having rate floors between 0.25% and 0.75%. QNB was successful in increasing their relationships with several of these customers over the past year, accounting for the increase in balances.

Average money market accounts increased $4,550,000, or 6.2%, to $78,134,000 for the first quarter of 2012 compared with the same period in 2011. When comparing these same periods interest expense on money market accounts decreased $23,000 to $71,000 and the average interest rate paid declined 16 basis points to 0.36% for the first quarter of 2012. The decline in interest expense and the rate paid is a function of the overall decline in market rates.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (continued)

During the second quarter of 2009 QNB introduced an online eSavings account to compete with other online savings accounts. This product was introduced at a yield of 1.85% and has been extremely successful having grown to $136,359,000 at March 31, 2012. As market rates declined, the eSavings yield was also reduced and was 0.90% at March 31, 2012. The average yield paid on these accounts was 0.93% for the first quarter of 2012 compared with a yield of 1.22% for the first quarter of 2011. The average balance of this product was $127,642,000 for the first quarter of 2012 compared to $85,480,000 for the first quarter of 2011 and contributed to the $40,334,000, or 29.5%, increase in total average savings accounts when comparing the two quarters. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category; however, experienced little change when comparing the first quarter 2012 average to the same 2011 quarter. The average rate paid on total savings accounts decreased 12 basis points from 0.84% for the first quarter of 2011 to 0.72% for the first quarter of 2012 while interest expense increased 11.7% from $282,000 to $315,000 over the same period.

The repricing of time deposits at lower rates has had the greatest impact on total interest expense when comparing the two quarters. Total interest expense on time deposits decreased $273,000, or 21.4%, to $1,003,000 for the first quarter of 2012. Average total time deposits decreased by $14,017,000, or 4.7%, to $285,294,000 for the first quarter of 2012. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. Over the course of 2011 and the first three months of 2012 a significant amount of time deposits have repriced lower as rates have declined. The average rate paid on time deposits decreased from 1.73% to 1.41% when comparing the first quarter of 2011 to the same period in 2012.

Approximately $134,847,000, or 47.3%, of time deposits at March 31, 2012 will reprice or mature over the next 12 months. The average rate paid on these time deposits is approximately 0.94%. Given the short-term nature of QNB’s time deposit portfolio and the current rates being offered, it is likely that the average rate paid on time deposits may continue to decline slightly in the near term as higher costing time deposits are repriced lower. However, given the short-term nature of these deposits interest expense could increase if short-term time deposit rates were to increase suddenly.

Short-term borrowings are primarily comprised of sweep accounts structured as repurchase agreements with our commercial customers. Interest expense on short-term borrowings decreased from $55,000 for the first quarter of 2011 to $27,000 for the first quarter of 2012. When comparing these same periods average balances decreased from $25,085,000 to $20,899,000 while the average rate paid declined from 0.89% to 0.52%.

QNB had approximately $20,300,000 of average long-term debt at an average rate of 4.75% for both the first quarter of 2012 and 2011. In April 2012, $15,000,000 of debt at a rate of 4.75% matured and was repaid. This will result in a reduction of interest expense going forward.

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

Economic conditions over the past few years have contributed to high rates of unemployment and a softening of the residential and commercial real estate markets. These factors have had a negative impact on both consumers and small businesses and have contributed to higher than historical levels of net charge-offs and increases in specific reserves and in non-performing, impaired and classified loans. These factors when combined with the inherent risk related to the significant growth in the loan portfolio prior to 2011 and continued concerns related to economic conditions have resulted in elevated levels of the provision for loan losses and the allowance for loan losses. Since December 31, 2008, the start of the financial crisis, QNB has increased its allowance for loan losses from $3,836,000, or 0.95% of total loans, to $9,456,000, or 1.97% of total loans at March 31, 2012. Over the past year the allowance for loan losses has been relatively stable representing $9,241,000, or 1.89% of total loans at December 31, 2011, and $9,192,000, or 1.92% of total loans at March 31, 2011.  The allowance for loan losses at March 31, 2012 is at a level that QNB management believes is adequate as of that date based on its analysis of known and inherent losses in the portfolio.

QNB recorded a provision for loan losses of $300,000 in the first quarter of 2012. This compares to provisions of $650,000 for the quarter ended March 31, 2011 and $950,000 for the quarter ended December 31, 2011. Net loan charge-offs were $85,000, or 0.07% (annualized) of average total loans for the first quarter of 2012 compared with $413,000, or 0.35% (annualized) of average total loans for the first quarter of 2011 and $576,000, or 0.48% (annualized) of average total loans for the fourth quarter of 2011. Two borrowers account for approximately $411,000 of the first quarter 2011 charge-offs. Of this amount $391,000 was specifically reserved for as of December 31, 2010.

As referenced in the following table, the levels of non-performing loans peaked at September 30, 2011 at $21,956,000 and have started to decline over the past two quarters. At March 31, 2012, non-performing loans totaled $19,903,000, as compared to $21,390,000 at December 31, 2011 and $13,012,000 at March 31, 2011. Non-performing loans have risen from 2.72% of total loans at March 31, 2011 to 4.15% at March 31, 2012. The largest increase in non-performing loans from March 31, 2011 took place between the second and third quarter of 2011. It was primarily the result of several large commercial loan relationships that had signs of financial difficulty and tight collateral values. These loans were placed on non-accrual status because it is possible that all principal and interest payments will not be received as expected. Loans on non-accrual status were $17,064,000 at March 31, 2012 compared with $18,597,000 at December 31, 2011 and $10,589,000 at March 31, 2011. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on the updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Of the total amount of non-accrual loans at March 31, 2012, $10,242,000, or 60.0%, were current or past due less than 30 days at quarter end.

Delinquent loans are considered performing loans and exclude non-accrual loans, restructured loans and loans 90 days or more past due and still accruing interest (all of which are considered non-performing loans). Total delinquent loans at March 31, 2012, December 31, 2011 and March 31, 2011 represent 0.49%, 0.58% and 0.65% of total loans, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES (continued)

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans and indirect lease financing loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. At March 31, 2012 and December 31, 2011, the recorded investment in loans for which impairment has been identified totaled $34,153,000 and $30,368,000 of which $27,459,000 and $21,822,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $6,694,000 and $8,546,000 at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 and December 31, 2011, the related allowance for loan losses associated with these loans was $2,552,000 and $2,065,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	March 31,	December 31,	March 31,
	2012	2011	2011
Non-accrual loans	$17,064	$18,597	$10,589
Loans past due 90 days or more and still accruing interest	171	380	36
Restructured loans (not included above)	2,668	2,413	2,387
Total non-performing loans	19,903	21,390	13,012
Other real estate owned and repossessed assets	1,277	826	-
Non-accrual investment securities	2,054	1,929	1,709
Total non-performing assets	$23,234	$24,145	$14,721

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$481,353	$476,612	$476,277
Total loans	479,474	489,936	478,394

Allowance for loan losses	9,456	9,241	9,192

Allowance for loan losses to:
Non-performing loans	47.51%	43.20%	70.64%
Total loans	1.97%	1.89%	1.92%
Average total loans	1.96%	1.94%	1.93%

Non-performing loans to total loans	4.15%	4.36%	2.72%
Non-performing assets to total assets	2.63%	2.78%	1.80%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES (continued)

An analysis of loan charge-offs for the three months ended March 31, 2012 compared to 2011 is as follows:

Three months ended March 31,	2012	2011
Net charge-offs	$85	$413

Net charge-offs (annualized) to:
Total loans	0.07%	0.35%
Average total loans	0.07%	0.35%
Allowance for loan losses	3.60%	18.26%

NON-INTEREST INCOME

Non-Interest Income Comparison
			Change from
			prior year
Three months ended March 31,	2012	2011	Amount	Percent
Fees for services to customers	$339	$327	$12	3.7%
ATM and debit card	364	328	36	11.0%
Bank-owned life insurance	78	110	(32)	-29.1%
Merchant income	85	62	23	37.1%
Net gain (loss) on investment securities	389	(43)	432	1004.7%
Net gain on sale of loans	227	39	188	482.1%
Other	84	117	(33)	-28.2%
Total	$1,566	$940	$626	66.6%

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and check card income, income on bank-owned life insurance, merchant income and gains and losses on the sale of investment securities and residential mortgage loans. Total non-interest income for the first quarter of 2012 was $1,566,000, an increase of $626,000, compared to $940,000 for the first quarter of 2011.

Fees for services to customers were $339,000 for the first quarter of 2012, a $12,000, or 3.7%, increase from the same period in 2011. Overdraft income, representing approximately 64% of total fees for services to customers during the first quarter of 2012, declined slightly by $5,000. The decline in overdraft income was more than offset by increase in service charges on checking accounts, internet banking fees and other miscellaneous fees.

ATM and debit card income is primarily comprised of transaction income on debit cards and ATM cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $364,000 for the first quarter of 2012, an increase of $36,000, or 11.0%, from the amount recorded during the first quarter of 2011. Debit card income increased $18,000, or 8.3% to $234,000, while ATM interchange income increased $17,000, or 18.5% to $112,000. The increase in debit and ATM card income was a result of the continuing increased reliance on the card as a means of paying for goods and services by both consumers and business cardholders. The higher rate of increase in ATM PIN-based transactions is a function of some merchants recommending lower costing PIN based transactions over higher costing signature debit transactions as well as an increase in the amount QNB receives per transaction. Helping to contribute to the growth is the QNB Rewards checking product, a high-yield checking account which requires, among other terms, the posting of a minimum of twelve debit card purchase transactions per statement cycle to receive the high

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME (continued)

interest rate. The passage of the Dodd-Frank Act could have negative implications on the amount of interchange income earned by QNB in the future. The impact at this time is unknown.

Income on bank-owned life insurance (BOLI) represents the earnings and death benefits on life insurance policies in which the Bank is the beneficiary. Income on these policies was $78,000 and $110,000 in the first quarter of 2012 and 2011, respectively. Included in total BOLI income for the first quarter of 2011 was a death benefit payment of $31,000 on a life insurance policy in which the Bank was the beneficiary. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which minimize how low the earnings rate can go. Some of these policies are currently at their floor.

Merchant income represents fees charged to merchants for the bank’s handling of credit card or charge sales. Merchant income was $85,000 for the first quarter of 2012, an increase of $23,000, or 37.1%, from the amount reported in the same period in 2011. The increase in merchant income is primarily a result of an increase in the number of merchant’s using QNB services.

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

Net investment securities gains were $389,000 for the quarter ended March 31, 2012 compared with net losses recognized of $43,000 for the comparable quarter in 2011. Included in the first quarter of 2012 securities gains were $386,000 recorded on the sale of equity securities. With the outstanding performance of the U.S. equity markets in the first quarter of 2012, QNB elected to sell some equity holdings and recognize gains. In the first quarter of 2011, QNB recorded gains of $126,000 on the sale of equity securities and net losses of $169,000 on the sale of lower yielding mortgage-backed and Agency securities. There were no credit-related OTTI charges during the first quarter of 2012 or 2011.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. The net gain on the sale of residential mortgage loans was $227,000 and $39,000 for the quarters ended March 31, 2012 and 2011, respectively. This $188,000 increase in the net gain on sale of loans was a result of an increase in the amount of residential mortgage refinancing activity and the amount of gains recorded on the sale of these mortgages. Contributor to the increase in the gain per loan was the interest rate environment at the time of sale. In 2012, interest rates were declining during most of the first quarter resulting in larger gains being recorded per sale while during most of the first quarter of 2011 interest rates were rising, decreasing the per sale gain. Proceeds from the sale of residential mortgages were $5,491,000 and $2,711,000 for the first quarters of 2012 and 2011, respectively.

The $33,000 decrease in other non-interest income when comparing the two quarters is primarily the result of a decrease in mortgage servicing income and letter of credit fees. Mortgage servicing income declined $14,000, or 49%, when comparing the three months ended March 31, 2012 with the same period in 2011. When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to, and over, the period of net servicing income or loss. On a quarterly basis, servicing assets are assessed for impairment based on their fair value. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded. As a result of the significant decline in mortgage interest rates and the resulting increase in refinancing activity, prepayment speeds increased. This had the impact of reducing the income on mortgage servicing as the related servicing asset must be written off when a loan is paid in full. Letter of credit fees declined by $13,000 when comparing the first quarter of 2012 to the same quarter in 2011. The reduction is primarily related to a large letter of credit to a commercial customer that expired during the fourth quarter of 2011.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
			Change from
			prior year
Three months ended March 31,	2012	2011	Amount	Percent
Salaries and employee benefits	$2,626	$2,387	$239	10.0%
Net occupancy	424	397	27	6.8%
Furniture and equipment	330	303	27	8.9%
Marketing	201	175	26	14.9%
Third-party services	339	248	91	36.7%
Telephone, postage and supplies	150	148	2	1.4%
State taxes	160	150	10	6.7%
FDIC insurance premiums	180	262	(82)	-31.3%
Other	441	350	91	26.0%
Total	$4,851	$4,420	$431	9.8%

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services, FDIC insurance premiums, regulatory assessments and taxes and various other operating expenses. Total non-interest expense was $4,851,000 for the first quarter of 2012, an increase of $431,000, or 9.8%, compared to the first quarter of 2011. QNB’s overhead efficiency ratio, which represents the percentage of each dollar of revenue that is used for non-interest expense, is calculated by taking non-interest expense divided by net operating revenue on a tax-equivalent basis. QNB’s efficiency ratios were 54.5% and 52.6% for the three months ended March 31, 2012 and 2011, respectively, and compare favorably with Pennsylvania commercial banks with assets between $500 million and $1 billion which had an average efficiency ratio of 65.2% for the fourth quarter of 2011, the most recent period available.

Salaries and benefits is the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense for the first quarter of 2012 were $2,626,000, an increase of $239,000, or 10.0%, over the $2,387,000 reported in the first quarter of 2011. Salary expense increased $175,000, or 9.4%, during the period to $2,035,000. A seven person increase in the number of full-time equivalent employees, including the addition of a Chief Information & Technology Officer during the third quarter of 2011, along with promotion and merit increases contributed to the increase in salary expense. Comparing the two quarters, benefits expense increased $64,000, or 12.1%, to $591,000. Payroll related taxes increased $26,000, medical and dental benefit premiums and claims increased $21,000 and retirement plan expense increased $18,000 when comparing the two quarters.

Net occupancy expense increased $27,000, or 6.8%, to $424,000 for the first quarter of 2012 while furniture and equipment expense increased $27,000, or 8.9%, to $330,000 for the same period. Most of the increase in net occupancy expense relates to higher ongoing common area maintenance costs and adjustments for the permanent Wescosville branch, opened in October 2010. The increase in furniture and equipment expense relates to higher depreciation on furniture and equipment, amortization of computer software and equipment maintenance costs, which all increased when comparing the first quarter of 2012 to the first quarter of 2011.

Marketing expense increased $26,000, or 14.9%, to $201,000 for the quarter ended March 31, 2012. Increases in charitable contributions and public relations costs account for most of the increase in marketing expense. QNB contributes to many not-for-profit organizations and clubs and sponsors many local events in the communities it serves.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE (continued)

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $91,000, or 36.7%, to $339,000 for the three months ended March 31, 2012 when compared to the same period in 2011. The largest portion of the increase related to third party IT services for ongoing costs associated with the new online and mobile banking system introduced in the third quarter of 2011 and the outsourcing of email services to a third party provider during the second quarter of 2011.

State tax expense represents the accrual of the Pennsylvania shares tax, which is based on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $160,000 for the first quarter of 2012, an increase of $10,000 compared to the same period in 2011. The Bank’s Pennsylvania Shares Tax was $158,000 for the first quarter of 2012, an increase of $10,000 resulting from an increase in the Bank’s equity. The Corporation’s capital stock tax was unchanged at $2,000.

FDIC insurance premium expense decreased $82,000, or 31.3%, to $180,000, when comparing the first quarter of 2012 to 2011. Beginning April 1, 2011, the FDIC changed the method used to calculate insurance premiums. Prior to this date deposits were used as the base for calculating the premium while going forward assets less tangible equity are used as the base. In addition, the rate was reduced by approximately seven basis points for institutions classified as Risk Category 1.

Other non-interest expense increased $91,000, or 26.0%, to $441,000 for the first quarter of 2012. The majority of the increase, $69,000, relates to expenses associated with other real estate owned. These expenses include taxes, insurance and maintenance costs related to the properties held by the Bank.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 2012, QNB’s net deferred tax asset was $1,172,000. The primary components of deferred taxes are a deferred tax asset of $3,215,000 relating to the allowance for loan losses, a deferred tax asset of $134,000 generated by OTTI charges on equity securities and a deferred tax asset of $435,000 related to OTTI charges on trust preferred securities. Partially offsetting these deferred tax assets was a deferred tax liability of $2,304,000 resulting from unrealized gains on available-for-sale securities. As of March 31, 2011, QNB’s net deferred tax asset was $2,653,000. The primary components of deferred taxes at March 31, 2011 are a deferred tax asset of $3,125,000 relating to the allowance for loan losses, a deferred tax asset of $188,000 generated by OTTI charges on equity securities and a deferred tax asset of $435,000 related to OTTI charges on trust preferred securities. Partially offsetting these deferred tax assets was a deferred tax liability of $764,000 resulting from unrealized gains on available-for-sale securities.

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

Applicable income taxes and the effective tax rate were $750,000, or 23.3%, for the three-month period ended March 31, 2012. Applicable income taxes and the effective tax rate were $616,000, or 21.8%, for the three-month period ended March 31, 2011. The higher effective tax rate for 2012 is predominantly a result of tax-exempt income from loans and securities comprising a lower proportion of pre-tax income.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS

The following balance sheet analysis compares average balance sheet data for the three months ended March 31, 2012 and 2011, as well as the period ended balances as of March 31, 2012 and December 31, 2011.

Average earning assets for the three-month period ended March 31, 2012 increased $57,001,000, or 7.3%, to $836,151,000 from $779,150,000 for the three months ended March 31, 2011. The mix of earning assets has changed somewhat when comparing the two periods. Average loans increased $5,585,000, or 1.2%, while average investment securities increased $49,423,000, or 17.0%. Average loans represented 57.7% of earning assets for the first three months of 2012, while average investment securities represented 40.7% of earning assets for the same period. This compares to 61.2% and 37.3%, respectively, for the first three months of 2011. Average other earning assets increased $1,993,000, or 16.7%, when comparing these same periods. Given the slow-down in loan growth and the relatively low yield of 0.25% on interest-bearing deposits at the Federal Reserve Bank, the decision was made to try and stay as fully invested as possible, while still retaining adequate liquidity.

QNB’s primary business is accepting deposits and making loans to meet the credit needs of the communities it serves. Loans are the most significant component of earning assets and growth in loans to small businesses and residents of these communities has been a primary focus of QNB. Inherent within the lending function is the evaluation and acceptance of credit risk and interest rate risk. QNB manages credit risk associated with its lending activities through portfolio diversification, underwriting policies and procedures and loan monitoring practices. Total loans increased 0.2% between March 31, 2011 and March 31, 2012 but decreased 2.1% since December 31, 2011. Loan growth which had been strong for 2009 and most of 2010, slowed significantly beginning in the fourth quarter of 2010. Businesses appear to be holding off investing in new equipment or any other type of financing and are paying down their lines with excess cash. Despite the lack of demand QNB is committed to make credit available to its customers.

Average total commercial loans increased $8,735,000 when comparing the first three months of 2012 to the first three months of 2011. Most of the 2.3% growth in average commercial loans was in commercial and industrial loans, which increased $11,509,000, or 13.4%, to $97,275,000. Commercial and industrial loans represent commercial purpose loans that are either secured by collateral other than real estate or unsecured. Many of these loans are for operating lines of credit. Average loans secured by real estate, either commercial or residential properties decreased $5,575,000, or 2.1%, when comparing the average balances for the three month periods while average tax-exempt loans to state and municipal organizations increased $2,801,000, or 8.7%, over the same time period.

Average home equity loans continue to decline with average balances decreasing from $56,903,000 for the first quarter of 2011 to $51,836,000 for the first three months of 2012. With the decline in mortgage interest rates that took place, customers have paid down their home equity loans when they refinance their first mortgage. The other impact of the low interest rate environment is movement from fixed rate home equity loans to floating rate lines tied to the  prime rate.

Total investment securities were $350,955,000 at March 31, 2012 and $348,091,000 at December 31, 2011. The composition of the portfolio is little changed since December 31, 2011.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS (continued)

QNB does own CDOs in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by banks or bank holding companies, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. QNB holds eight of these securities with an amortized cost of $3,640,000 and a fair value of $2,054,000 at March 31, 2012. There was no credit-related other-than-temporary impairment charge in the first quarter of 2012 or 2011. It is possible that future calculations could require recording additional other-than-temporary impairment charges through earnings. For additional detail on these securities see Note 7 Investment Securities and Note 9 Fair Value Measurements and Disclosures.

For the most part, earning assets are funded by deposits. Total average deposits increased $57,071,000, or 8.2%, to $753,948,000 for the first three months of 2012 compared to the first three months of 2011. Customers are continuing to look for the safety of FDIC insured deposits and the stability of a strong local community bank as opposed to the volatility of the equity markets and the uncertainty of the larger regional and national banks.

Most of the increase in average deposits was in savings accounts which increased $40,334,000, or 29.5%, to $177,031,000 for the first quarter of 2012. The growth in savings accounts is largely due to the success of QNB’s newest deposit product, Online eSavings. Average non-interest bearing demand accounts increased $3,250,000, or 5.4%, when comparing the three month periods with growth in personal accounts being the primary contributor. Average interest-bearing demand and municipal accounts increased $8,469,000, or 9.7%, and $14,485,000, or 36.3%, respectively, when comparing the first three months of 2012 and 2011. Business accounts are the primary factor behind the growth of the interest-bearing demand accounts while the growth in relationships with a couple of school districts contributed to the increase in municipal balances. Total average time deposits decreased $14,017,000, or 4.7%, when comparing the two quarters as customers were looking for the liquidity of transaction accounts including the eSavings product.

Total assets at March 31, 2012 were $882,940,000 compared with $868,804,000 at December 31, 2011, an increase of $14,136,000, or 1.6%. Interest-bearing deposits in banks increased $21,202,000 when comparing December 31, 2011 to March 31, 2012. This increase was planned to have adequate cash on hand to pay off $15,000,000 of long-term debt at maturity in April 2012. Total loans decreased $10,462,000, or 2.1%, to $479,474,000 at March 31, 2012. As discussed previously the demand for loans by businesses and consumers has slowed dramatically.

On the liability side, total deposits increased by $14,056,000, or 1.9%, since year-end. Similar to prior periods, the growth was centered in lower-cost core deposits, including savings accounts which increased $17,540,000, or 10.5%, to $185,173,000. The increase in savings accounts was almost entirely in the Online eSavings product whose balances increased from $117,871,000 at December 31, 2011 to $136,359,000 at March 31, 2012. The rate on this account was reduced from 1.00% to 0.90% on February 1, 2012. Money market accounts decreased $4,324,000, or 5.4%, from $79,856,000 at December 31, 2011 to $75,532,000 at March 31, 2012. The decrease was in business accounts which decreased by $6,023,000. These deposits can be volatile depending on the timing of deposits and withdrawals. Time deposits increased only $265,000, or 0.1%, from $285,024,000 at December 31, 2011 to $285,289,000 at March 31, 2012 as customers continue to look for liquidity in anticipation of rising interest rates.

Short-term borrowings declined $1,672,000 from $24,021,000 at December 31, 2011 to $22,349,000 at March 31, 2012. The majority of these balances are commercial sweep accounts which are also volatile based on businesses receipt and disbursement of funds.

Long-term debt was $20,295,000 at March 31, 2012. In April 2012, at maturity, $15,000,000 of repurchase agreements at a weighted average rate of 4.75% will be repaid.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At March 31, 2012, the Bank had a maximum borrowing capacity with the FHLB of approximately $182,419,000. The maximum borrowing capacity changes as a function of qualifying collateral assets. QNB has no outstanding borrowings with the FHLB at March 31, 2012. In addition, the Bank maintains two unsecured Federal funds lines with two correspondent banks totaling $18,000,000. At March 31, 2012, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn. As part of its contingency funding plan QNB successfully tested its ability to borrow from these sources during the third quarter of 2011.

Total cash and cash equivalents, available-for-sale investment securities and loans held-for-sale totaled $383,355,000 and $359,581,000 at March 31, 2012 and December 31, 2011, respectively. The increase in liquid sources is primarily the result of a $21,202,000 increase in interest-bearing cash at the Federal Reserve Bank as of March 31, 2012. This source of liquidity was primarily funded from an increase in total deposits and a reduction in total loans. The sources and level of liquidity maintained should be adequate to meet normal fluctuations in loan demand or deposit withdrawals. With the current low interest rate environment, it is anticipated that the investment portfolio will continue to provide significant liquidity as agency and municipal bonds are called and as cash flow on mortgage-backed and CMO securities continues to be steady. In the event that interest rates would increase the cash flow available from the investment portfolio could decrease.

Approximately $135,391,000 and $158,189,000 of available-for-sale securities at March 31, 2012 and December 31, 2011, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at March 31, 2012 was $72,542,000, or 8.22% of total assets, compared to shareholders' equity of $70,841,000, or 8.15% of total assets, at December 31, 2011. Shareholders’ equity at March 31, 2012  and December 31, 2011 included a positive adjustment of $4,473,000 and $4,665,000, respectively, related to unrealized holding gains, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 7.75% and 7.66% at March 31, 2012 and December 31, 2011, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL ADEQUACY (continued)

Average shareholders' equity and average total assets were $67,590,000 and $865,892,000 for the first three months of 2012, an increase of 6.5% and 3.0%, respectively, from the averages for the year ended December 31, 2011. The ratio of average total equity to average total assets was 7.81% for the first three months of 2012 compared to 7.55% for all of 2011.

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

The following table sets forth consolidated information for QNB Corp.:

Capital Analysis	March 31, 2012	December 31, 2011
Tier I
Shareholder's equity	$72,542	$70,841
Net unrealized securities gains	(4,473)	(4,665)
Total Tier I risk-based capital	$68,069	$66,176

Tier II
Allowable portion: Allowance for loan losses	$7,226	$7,270
Unrealized gains on equity securities	218	248
Total risk-based capital	$75,513	$73,694
Risk-weighted assets	$575,883	$579,633
Average assets	$865,892	$870,133

Capital Ratios	March 31, 2012	December 31, 2011
Tier I capital/risk-weighted assets	11.82%	11.42%
Total risk-based capital/risk-weighted assets	13.11%	12.71%
Tier I capital/average assets (leverage ratio)	7.86%	7.61%

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for the total risk-based capital and 4.00% for leverage. All capital ratios have improved from December 31, 2011 as the Tier I and total risk based capital levels have increased while the risk-weighted assets and quarterly average assets have declined since year end.

During the first quarter of 2010, QNB began offering a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $196,000 to capital during first three months of 2012.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of March 31, 2012, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There were no shares repurchased under the plan since the first quarter of 2009.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAPITAL ADEQUACY (continued)

Continuing to impact risk-weighted assets is the $26,230,000 of risk-weighted assets due to mezzanine tranches of pooled trust preferred securities that were downgraded below investment grade during the first quarter of 2009. Although the amortized cost of these securities was only $3,640,000 at March 31, 2012, regulatory guidance required an additional $26,230,000 to be included in risk-weighted assets. The Bank utilized the method as outlined in the Call Report Instructions for an available-for-sale bond that has not triggered the Low Level Exposure (LLE) rule. The mezzanine tranches of CDOs that utilized this method of risk-weighting are five out of eight pooled trust preferred securities (PreTSLs) held by the Bank as of March 31, 2012. The other three pooled trust preferred securities have only one tranche remaining so the treatment noted above does not apply.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At March 31, 2012 and December 31, 2011, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

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

QNB CORP. AND SUBSIDIARY

PART II.  OTHER INFORMATION

MARCH 31, 2012

Item 1.          Legal Proceedings

None.

Item 1A.       Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

January 1, 2012 through January 31, 2012	-	-	-	42,117
February 1, 2012 through February 29, 2012	-	-	-	42,117
March 1, 2012 through March 31, 2012	-	-	-	42,117
Total	-	-	-	42,117

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

Item 4.          Mine Safety Disclosures

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

QNB Corp.

Date: May 14, 2012	By:	/s/ Thomas J. Bisko
Thomas J. Bisko
Chief Executive Officer

Date: May 14, 2012	By:	/s/ Bret H. Krevolin
Bret H. Krevolin
Chief Financial Officer