Form 10-Q
period 2012-06-30
QNB CORP
filed 2012-08-10
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                         June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________   to ___________________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2012
Common Stock, par value $0.625	3,201,606

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED JUNE 30, 2012

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)	PAGE

	Consolidated Balance Sheets at June 30, 2012
	and December 31, 2011	3

	Consolidated Statements of Income for the Three and Six
	Months Ended June 30, 2012 and 2011	4

	Consolidated Statements of Comprehensive Income for the Three and Six
	Months Ended June 30, 2012 and 2011	5

	Consolidated Statement of Shareholders’ Equity for the Six
	Months Ended June 30, 2012	6

	Consolidated Statements of Cash Flows for the Six
	Months Ended June 30, 2012 and 2011	7

	Notes to Consolidated Financial Statements	8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	45

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	74

ITEM 4.	CONTROLS AND PROCEDURES	74

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	75

ITEM 1A.	RISK FACTORS	75

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND
	USE OF PROCEEDS	75

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	75

ITEM 4.	MINE SAFETY DISCLOSURES	75

ITEM 5.	OTHER INFORMATION	75

ITEM 6.	EXHIBITS	76

SIGNATURES		77

CERTIFICATIONS

QNB Corp. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(unaudited)
	June 30,	December 31,
	2012	2011
Assets
Cash and due from banks	$12,221	$9,736
Interest-bearing deposits in banks	8,042	819
Total cash and cash equivalents	20,263	10,555

Investment securities
Available-for-sale (amortized cost $351,762 and $341,023)	358,794	348,091
Held-to-maturity (fair value $312 and $1,365)	287	1,327
Restricted investment in bank stocks	1,636	1,775
Loans held-for-sale	589	935
Total loans, net of unearned fees and costs	491,263	489,936
Allowance for loan losses	(9,467)	(9,241)
Net loans	481,796	480,695
Bank-owned life insurance	9,887	9,728
Premises and equipment, net	8,242	7,604
Accrued interest receivable	3,007	2,990
Other assets	5,635	5,104
Total assets	$890,136	$868,804

Liabilities
Deposits
Demand, non-interest bearing	$69,856	$66,850
Interest-bearing demand	159,476	151,349
Money market	71,222	79,856
Savings	195,456	167,633
Time	181,554	185,785
Time of $100,000 or more	103,443	99,239
Total deposits	781,007	750,712
Short-term borrowings	26,570	24,021
Long-term debt	5,293	20,299
Accrued interest payable	509	789
Other liabilities	2,078	2,142
Total liabilities	815,457	797,963

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,366,175 shares and 3,338,814
shares issued; 3,201,606 and 3,174,245 shares outstanding	2,104	2,087
Surplus	12,205	11,679
Retained earnings	58,205	54,886
Accumulated other comprehensive income, net of tax	4,641	4,665
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	74,679	70,841
Total liabilities and shareholders' equity	$890,136	$868,804

The accompanying notes are an integral part of the unaudited consolidated financial statements

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except share data - unaudited)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Interest Income
Interest and fees on loans	$6,163	$6,693	$12,441	$13,407
Interest and dividends on investment securities:
Taxable	1,558	1,819	3,200	3,534
Tax-exempt	693	666	1,397	1,325
Interest on interest-bearing balances and other interest income	10	10	19	17
Total interest income	8,424	9,188	17,057	18,283

Interest Expense
Interest on deposits
Interest-bearing demand	159	206	326	396
Money market	66	84	137	178
Savings	315	300	630	582
Time	612	748	1,241	1,584
Time of $100,000 or more	375	397	749	837
Interest on short-term borrowings	26	58	53	113
Interest on long-term debt	95	244	339	485
Total interest expense	1,648	2,037	3,475	4,175
Net interest income	6,776	7,151	13,582	14,108
Provision for loan losses	-	450	300	1,100
Net interest income after provision for loan losses	6,776	6,701	13,282	13,008

Non-Interest Income
Net gain on sale of investment securities	141	54	530	11
Fees for services to customers	345	347	684	674
ATM and debit card	367	366	731	694
Bank-owned life insurance	78	80	156	190
Merchant income	101	82	186	144
Net gain on sale of loans	231	18	458	57
Other	63	123	147	240
Total non-interest income	1,326	1,070	2,892	2,010

Non-Interest Expense
Salaries and employee benefits	2,548	2,408	5,174	4,795
Net occupancy	397	370	821	767
Furniture and equipment	373	320	703	623
Marketing	256	206	457	381
Third party services	365	340	704	588
Telephone, postage and supplies	156	158	306	306
State taxes	167	150	327	300
FDIC insurance premiums	162	276	342	538
Other	404	356	845	706
Total non-interest expense	4,828	4,584	9,679	9,004
Income before income taxes	3,274	3,187	6,495	6,014
Provision for income taxes	769	752	1,519	1,368
Net Income	$2,505	$2,435	$4,976	$4,646
Earnings Per Share - Basic	$0.79	$0.77	$1.56	$1.48
Earnings Per Share - Diluted	$0.78	$0.77	$1.55	$1.47
Cash Dividends Per Share	$0.26	$0.25	$0.52	$0.50

The accompanying notes are an integral part of the unaudited consolidated financial statements

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(in thousands, unaudited)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Net income	$2,505	$2,435	$4,976	$4,646
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities:
Unrealized holding gains arising during the period	261	1,665	326	1,580
Reclassification adjustment for gains included in net income	(93)	(36)	(350)	(7)
Other comprehensive income (loss), net of tax	168	1,629	(24)	1,573
Comprehensive income	$2,673	$4,064	$4,952	$6,219

The accompanying notes are an integral part of the unaudited consolidated financial statements

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					Accumulated
	Number of				other
(in thousands, except share data)	shares	Common		Retained	comprehensive	Treasury
(unaudited)	outstanding	stock	Surplus	earnings	income	stock	Total
Balance, December 31, 2011	3,174,245	$2,087	$11,679	$54,886	$4,665	$(2,476)	$70,841
Net income		-	-	4,976	-	-	4,976
Other comprehensive loss, net of tax		-	-	-	(24)	-	(24)
Cash dividends declared ($0.52 per share)		-	-	(1,657)	-	-	(1,657)
Stock issued in connection with dividend
reinvestment and stock purchase plan	18,215	11	411	-	-	-	422
Stock issued for employee stock purchase plan	2,186	2	41	-	-	-	43
Stock issued for options exercised	6,960	4	28	-	-	-	32
Tax benefit of stock options exercised		-	4	-	-	-	4
Stock-based compensation expense		-	42	-	-	-	42
Balance, June 30, 2012	3,201,606	$2,104	$12,205	$58,205	$4,641	$(2,476)	$74,679

The accompanying notes are an integral part of the unaudited consolidated financial statements

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
Six months ended June 30,	2012	2011
Operating Activities
Net income	$4,976	$4,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	472	398
Provision for loan losses	300	1,100
Net gains on investment securities available-for-sale	(530)	(11)
Net (gain) loss on sale or disposal of repossessed assets and premises and equipment	(5)	3
Net gain on sale of loans	(458)	(57)
Proceeds from sales of residential mortgages held-for-sale	11,942	3,081
Originated of residential mortgages held-for-sale	(11,138)	(3,639)
Income on bank-owned life insurance	(156)	(190)
Stock-based compensation expense	42	29
Deferred income tax (benefit) expense	(47)	94
Net increase (decrease) in income taxes payable	70	(91)
Net (increase) decrease in accrued interest receivable	(17)	121
Amortization of mortgage servicing rights and change in valuation allowance	95	44
Net amortization (accretion) of premiums and discounts on investment securities	958	623
Net decrease in accrued interest payable	(280)	(302)
Increase in other assets	(316)	(1)
Decrease in other liabilities	(64)	(248)
Net cash provided by operating activities	5,844	5,600
Investing Activities
Proceeds from maturities and calls of investment securities
available-for-sale	78,563	51,645
held-to-maturity	1,040	825
Proceeds from the sale of investment securities
available-for-sale	15,798	23,434
Purchases of investment securities
available-for-sale	(105,528)	(108,838)
Proceeds from redemption of investment in restricted bank stock	139	211
Net (increase) decrease in loans	(1,933)	5,237
Redemption of Bank Owned Life Insurance	-	95
Net purchases of premises and equipment	(1,112)	(378)
Proceeds from sales of repossessed assets	215	117
Net cash used in investing activities	(12,818)	(27,652)
Financing Activities
Net increase in non-interest bearing deposits	3,006	10,165
Net increase in interest-bearing deposits	27,289	14,539
Net increase in short-term borrowings	2,549	767
Repayments of long-term debt	(15,006)	(5)
Tax benefit from exercise of stock options	4	23
Cash dividends paid, net of reinvestment	(1,500)	(1,449)
Proceeds from issuance of common stock	340	282
Net cash provided by financing activities	16,682	24,322
Increase in cash and cash equivalents	9,708	2,270
Cash and cash equivalents at beginning of year	10,555	14,912
Cash and cash equivalents at end of period	$20,263	$17,182
Supplemental Cash Flow Disclosures
Interest paid	$3,755	$4,477
Income taxes paid	1,490	1,340
Non-cash transactions
Transfer of loans to repossessed assets or other real estate owned	532	30

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2011 Annual Report incorporated in the Form 10-K. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2012, for items that should potentially be recognized or disclosed in these financial statements.

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

Stock-based compensation expense was approximately $26,000 and $17,000 for the three months ended June 30, 2012 and 2011, respectively, and $42,000 and $29,000 for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there was approximately $110,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 31 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorized the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest ratably over a three-year period. As of June 30, 2012, there were 225,058 options granted, 28,444 options forfeited, 135,114 options exercised and 61,500 options outstanding under this Plan. The 1998 Plan expired on March 10, 2008, therefore no further options can be granted under this Plan.

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of June 30, 2012, there were 123,200 options granted, 41,175 options forfeited and 82,025 options outstanding under this Plan. The 2005 Plan expires March 15, 2015.

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

The fair market value of options granted in the first six months of 2012 and 2011 was $3.81 and $3.24, respectively.

Stock option activity during the six months ended June 30, 2012 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in yrs.)	Aggregate intrinsic value of in-the-money options
Outstanding at January 1, 2012	156,275	$21.93
Exercised	(20,700)	16.13
Forfeited	(12,050)	25.15
Granted	20,000	21.35
Outstanding at June 30, 2012	143,525	$22.41	2.2	$637
Exercisable at June 30, 2012	86,625	$24.09	1.3	$297

4. SHARE REPURCHASE PLAN

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. There were no shares repurchased during the six months ended June 30, 2012. As of June 30, 2012, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Numerator for basic and diluted earnings per share - net income	$2,505	$2,435	$4,976	$4,646
Denominator for basic earnings per share - weighted average shares outstanding	3,190,552	3,144,935	3,185,728	3,139,721
Effect of dilutive securities - employee stock options	17,774	16,826	14,865	13,920
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,208,326	3,161,761	3,200,593	3,153,641
Earnings per share-basic	$0.79	$0.77	$1.56	$1.48
Earnings per share-diluted	$0.78	$0.77	$1.55	$1.47

There were 52,300 stock options that were anti-dilutive for both the three and six-month periods ended June 30, 2012. There were 41,850 and 58,850 stock options that were anti-dilutive for the three and six-month periods ended June 30 2011, respectively. These stock options were not included in the above calculation.

6. COMPREHENSIVE INCOME

For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the three months ended June 30, 2012 and 2011:

Three months ended June 30, 2012	Pretax	Tax effect	After-tax
Unrealized holding gains arising during the period	$396	$(135)	$261
Reclassification adjustment for gains included in net income	(141)	48	(93)
Total other comprehensive income	$255	$(87)	$168

Three months ended June 30, 2011	Pretax	Tax effect	After-tax
Unrealized holding gains arising during the period	$2,522	$(857)	$1,665
Reclassification adjustment for gains included in net income	(54)	18	(36)
Total other comprehensive income	$2,468	$(839)	$1,629

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. COMPREHENSIVE INCOME (continued)

The following shows the components and activity of comprehensive income during the six months ended June 30, 2012 and 2011:

Six months ended June 30, 2012	Pretax	Tax effect	After-tax
Unrealized holding gains arising during the period	$494	$(168)	$326
Reclassification adjustment for gains included in net income	(530)	180	(350)
Total other comprehensive loss	$(36)	$12	$(24)

Six months ended June 30, 2011	Pretax	Tax effect	After-tax
Unrealized holding gains arising during the period	$2,394	$(814)	$1,580
Reclassification adjustment for gains included in net income	(11)	4	(7)
Total other comprehensive income	$2,383	$(810)	$1,573

7. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities available-for-sale at June 30, 2012 and December 31, 2011 were as follows:

Available-for-Sale
June 30, 2012
		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
	value	gains	losses	cost
U.S. Government agency securities	$69,740	$643	$12	$69,109
State and municipal securities	81,592	2,839	118	78,871
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	117,628	3,622	1	114,007
Collateralized mortgage obligations (CMOs)	81,368	1,445	60	79,983
Pooled trust preferred securities	2,015	44	1,638	3,609
Corporate debt securities	2,503	46	-	2,457
Equity securities	3,948	402	180	3,726
Total investment securities available-for-sale	$358,794	$9,041	$2,009	$351,762

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. INVESTMENT SECURITIES (continued)

December 31, 2011
		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
	value	gains	losses	cost
U.S. Government agency securities	$68,493	$635	$5	$67,863
State and municipal securities	78,786	2,861	6	75,931
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	113,243	3,169	16	110,090
Collateralized mortgage obligations (CMOs)	79,345	1,577	27	77,795
Pooled trust preferred securities	1,929	12	1,723	3,640
Corporate debt securities	2,495	44	4	2,455
Equity securities	3,800	610	59	3,249
Total investment securities available-for-sale	$348,091	$8,908	$1,840	$341,023

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at June 30, 2012 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities.

		Amortized
	Fair value	cost
Due in one year or less	$15,197	$14,917
Due after one year through five years	220,792	215,752
Due after five years through ten years	68,270	66,925
Due after ten years	50,587	50,442
Equity securities	3,948	3,726
Total investment securities available-for-sale	$358,794	$351,762

Proceeds from sales of investment securities available-for-sale were $15,798,000 and $23,434,000 for the six months ended June 30, 2012 and 2011, respectively.

At June 30, 2012 and December 31, 2011, investment securities available-for-sale totaling $122,720,000 and $158,189,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. INVESTMENT SECURITIES (continued)

Six months ended June 30, 2012:
			Other-than-
	Gross	Gross	temporary
	realized	realized	impairment
	gains	losses	losses	Net gains
Equity securities	$427	-	$-	$427
Debt securities	107	$(4)	-	103
Total	$534	$(4)	$-	$530

Six months ended June 30, 2011:
			Other-than-
	Gross	Gross	temporary
	realized	realized	impairment	Net gains
	gains	losses	losses	(losses)
Equity securities	$141	-	$-	$141
Debt securities	248	$(378)	-	(130)
Total	$389	$(378)	$-	$11

The tax expense applicable to the net realized gains for the six-month periods ended June 30, 2012 and 2011 amounted to $180,000 and $4,000, respectively.

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

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. INVESTMENT SECURITIES (continued)

The following table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Balance, beginning of period	$1,279	$1,279
Additions:
Initial credit impairments	-	-
Subsequent credit impairments	-	-
Balance, end of period	$1,279	$1,279

The amortized cost and estimated fair values of investment securities held-to-maturity at June 30, 2012 and December 31, 2011 were as follows:

Held-To-Maturity
	June 30, 2012				December 31, 2011
		Gross	Gross			Gross	Gross
		unrealized	unrealized			unrealized	unrealized
	Amortized	holding	holding	Fair	Amortized	holding	holding	Fair
	cost	gains	losses	value	cost	gains	losses	value
State and municipal securities	$287	$25	-	$312	$1,327	$38	-	$1,365

The amortized cost and estimated fair value of securities held-to-maturity by contractual maturity at June 30, 2012 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Amortized
	Fair value	cost
Due in one year or less	$145	$142
Due after one year through five years	167	145
Due after five years through ten years	-	-
Due after ten years	-	-
Total investment securities held-to-maturity	$312	$287

There were no sales of investment securities classified as held-to-maturity during the six months ended June 30, 2012 or 2011.

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. INVESTMENT SECURITIES (continued)

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011:

June 30, 2012
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency securities	12	$16,004	$12	-	-	$16,004	$12
State and municipal securities	19	10,004	118	-	-	10,004	118
Mortgage-backed securities	1	884	1	-	-	884	1
Collateralized mortgage obligations (CMOs)	13	14,936	60	-	-	14,936	60
Pooled trust preferred securities	5	-	-	$1,579	$1,638	1,579	1,638
Equity securities	12	1,242	153	103	27	1,345	180
Total	62	$43,070	$344	$1,682	$1,665	$44,752	$2,009

December 31, 2011
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency securities	6	$6,995	$5	-	-	$6,995	$5
State and municipal securities	5	1,772	5	$302	$1	2,074	6
Mortgage-backed securities	4	7,531	16	-	-	7,531	16
Collateralized mortgage obligations (CMOs)	6	7,270	27	-	-	7,270	27
Pooled trust preferred securities	5	-	-	1,495	1,723	1,495	1,723
Corporate debt securities	2	2,000	4	-	-	2,000	4
Equity securities	8	490	44	324	15	814	59
Total	36	$26,058	$101	$2,121	$1,739	$28,179	$1,840

Management evaluates debt securities, which are comprised of U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and other issuers, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at June 30, 2012 in U.S. Government securities, state and municipal securities, mortgage-backed securities, and CMOs are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds eight pooled trust preferred securities as of June 30, 2012. These securities have a total amortized cost of $3,609,000 and a fair value of $2,015,000. Five of the eight securities have been in an unrealized loss position for more than twelve months. All of the pooled trust preferred securities are available-for-sale securities and are carried at fair value.

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. INVESTMENT SECURITIES (continued)

The following table provides additional information related to pooled trust preferred securities (PreTSLs) as of June 30, 2012:

Deal	Class	Book value	Fair value	Unreal- ized gains (losses)	Realized OTTI credit loss (YTD 2012)	Total Recognized OTTI Credit Loss	Moody's /Fitch ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine*	$242	$198	$(44)	$-	$(1)	Caa2/CCC	4	-	27.1%	124.6%
PreTSL V	Mezzanine*	-	-	-	-	(118)	C/D	-	-	100.0	12.1
PreTSL VI	Mezzanine*	91	104	13	-	(8)	Ca/D	3	-	73.6	51.7
PreTSL XVII	Mezzanine	752	367	(385)	-	(222)	C/C	29	4	41.8	70.6
PreTSL XIX	Mezzanine	988	422	(566)	-	-	C/C	35	12	27.6	76.4
PreTSL XXV	Mezzanine	766	350	(416)	-	(222)	C/C	42	6	34.2	76.9
PreTSL XXVI	Mezzanine	469	242	(227)	-	(270)	C/C	40	8	29.4	82.4
PreTSL XXVI	Mezzanine	301	332	31	-	(438)	C/C	40	8	29.4	82.4
		$3,609	$2,015	$(1,594)	$-	$(1,279)

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

The market for these securities at June 30, 2012 is not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and the market values for these securities (and any securities other than those issued or guaranteed by U.S. Government agencies) are depressed relative to historical levels. In today’s market, a low market price for a particular bond may only provide evidence of a recent widening of corporate spreads in general versus being an indicator of credit problems with a particular issuer. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. As illustrated in the table above, these securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment (OTTI), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit-related portion and a non-credit related portion of OTTI are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. For the six months ended June 30, 2012, no other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows:

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

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. INVESTMENT SECURITIES (continued)

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows (including prepayments), credit worthiness of the underlying banks and insurance companies and determination of probability and severity of default of the underlying collateral. The following provides additional information for each of these variables:

•	Estimate of Future Cash Flows – Cash flows are constructed in an INTEX desktop valuation model. INTEX is a proprietary cash flow model recognized as the industry standard for analyzing all types of structured debt products. It includes each deal’s structural features updated with trustee information, including asset-by-asset detail, as it becomes available. The modeled cash flows are then used to determine if all the scheduled principal and interest payments of the investments will be returned. For purposes of the cash flow analysis, relatively modest rates of prepayment were forecasted (ranging from 0-1%). In addition to the base prepayment assumption, due to the recent enactment of the Dodd-Frank financial legislation additional prepayment analysis was performed. First, trust preferred securities issued by banks with more than $15 billion in total assets at December 31, 2009 were identified. The current credit rating of these institutions was reviewed and it was assumed that any issuer with an investment grade credit rating would prepay their issuance on January 1, 2013 or July 1, 2015 for bank holding company subsidiaries of foreign banking organizations that have relied on Supervision and Regulation Letter SR-01-1. For those institutions rated below investment grade the holding companies’ approximate cost of long-term funding given their rating and marketplace interest rate was estimated. The following assumption was made; any holding company that could refinance for a cost savings of more than 2% will refinance and will do so on January 1, 2013, or July 1, 2015. Finally, for issuers not impacted by the Tier 1 regulatory capital legislation enacted by the Dodd-Frank act, we identified the issuers that have shown a recent history of prepayment of both floating rate and fixed rate issues and assumed these issuers will prepay as soon as possible.

•	Credit Analysis – A quarterly credit evaluation is performed for the companies comprising the collateral across the various pooled trust preferred securities. This credit evaluation considers all available evidence and focuses on capitalization, asset quality, profitability, liquidity, stock price performance, whether the institution has received TARP funding and whether the institution has shown the ability to raise capital.

•	Probability of Default – A near-term probability of default is determined for each issuer based on its financial condition and is used to calculate the expected impact of future deferrals and defaults on the expected cash flows. Each issuer in the collateral pool is assigned a near-term probability of default based on individual performance and financial characteristics. Various studies suggest that the rate of bank failures between 1934 and 2008 were approximately 0.36%. Thus, in addition to the specific bank default assumptions used for the near term, future defaults on the individual banks in the analysis for 2013 and beyond the rate used is calculated based on using the above mentioned thirty-six basis points and factoring that number based on a comparison of key financial ratios of active individual issuers without a short-term probability of default compared to all FDIC insured banks.

•	Severity of Loss – In addition to the probability of default discussed above, a severity of loss (projected recovery) is determined in all cases. In the current analysis, the severity of loss ranges from 0% to 100% depending on the estimated credit worthiness of the individual issuer, with a 95% severity of loss utilized for defaults projected in 2013 and thereafter.

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

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. INVESTMENT SECURITIES (continued)

Based upon the analysis performed by management as of June 30, 2012, it is probable that we will collect all contractual principal and interest payments on two of our eight pooled trust preferred securities, PreTSL XIX and PreTSL VI (which was paid off entirely in July 2012). The expected principal shortfall on the remaining pooled trust preferred securities has resulted in credit related other-than-temporary impairment charges in previous years. All of these pooled trust preferred securities held by QNB could be subject to additional writedowns in the future if additional deferrals and defaults occur.

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

Major classes of loans are as follows:

	June 30,	December 31,
	2012	2011
Commercial:
Commercial and industrial	$106,539	$96,163
Construction	15,687	15,959
Secured by commercial real estate	195,857	195,813
Secured by residential real estate	43,564	45,070
State and political subdivisions	30,872	35,127
Loans to depository institutions	4,500	4,515
Indirect lease financing	10,990	11,928
Retail:
1-4 family residential mortgages	26,847	25,518
Home equity loans and lines	54,280	57,579
Consumer	2,164	2,308
Total loans	491,300	489,980
Net unearned (fees) costs	(37)	(44)
Loans receivable	$491,263	$489,936

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At June 30, 2012 and December 31, 2011, overdrafts were $102,000 and $91,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at June 30, 2012, there were no concentrations of loans exceeding 10% of total loans.

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

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2012 and December 31, 2011:

June 30, 2012	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$93,088	$4,701	$8,713	$37	$106,539
Construction	8,544	1,568	5,575	-	15,687
Secured by commercial real estate	156,750	8,734	30,373	-	195,857
Secured by residential real estate	37,604	2,343	3,617	-	43,564
State and political subdivisions	28,837	-	2,035	-	30,872
Loans to depository institutions	4,500	-	-	-	4,500
Indirect lease financing	10,464	-	526	-	10,990
	$339,787	$17,346	$50,839	$37	$408,009

December 31, 2011	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$83,477	$2,313	$10,332	$41	$96,163
Construction	6,608	3,067	6,284	-	15,959
Secured by commercial real estate	152,637	9,323	33,402	451	195,813
Secured by residential real estate	39,657	1,220	4,193	-	45,070
State and political subdivisions	32,928	2,013	186	-	35,127
Loans to depository institutions	4,515	-	-	-	4,515
Indirect lease financing	11,548	-	380	-	11,928
	$331,370	$17,936	$54,777	$492	$404,575

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of June 30, 2012 and December 31, 2011:

June 30, 2012	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$26,495	$352	$26,847
Home equity loans and lines	54,115	165	54,280
Consumer	2,127	37	2,164
	$82,737	$554	$83,291

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

December 31, 2011	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$25,003	$515	$25,518
Home equity loans and lines	57,211	368	57,579
Consumer	2,308	-	2,308
	$84,522	$883	$85,405

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2012 and December 31, 2011:

June 30, 2012	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$62	$52	-	$114	$106,425	$106,539
Construction	-	-	$408	408	15,279	15,687
Secured by commercial real estate	1,253	16	2,190	3,459	192,398	195,857
Secured by residential real estate	727	-	143	870	42,694	43,564
State and political subdivisions	44	-	-	44	30,828	30,872
Loans to depository institutions	-	-	-	-	4,500	4,500
Indirect lease financing	190	78	58	326	10,664	10,990
Retail:
1-4 family residential mortgages	-	198	52	250	26,597	26,847
Home equity loans and lines	194	155	-	349	53,931	54,280
Consumer	22	-	37	59	2,105	2,164
	$2,492	$499	$2,888	$5,879	$485,421	$491,300

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

December 31, 2011	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$113	-	-	$113	$96,050	$96,163
Construction	1,436	-	-	1,436	14,523	15,959
Secured by commercial real estate	1,857	$1,699	$1,017	4,573	191,240	195,813
Secured by residential real estate	778	70	395	1,243	43,827	45,070
State and political subdivisions	50	-	44	94	35,033	35,127
Loans to depository institutions	-	-	-	-	4,515	4,515
Indirect lease financing	353	146	123	622	11,306	11,928
Retail:
1-4 family residential mortgages	200	166	-	366	25,152	25,518
Home equity loans and lines	158	66	190	414	57,165	57,579
Consumer	14	-	-	14	2,294	2,308
	$4,959	$2,147	$1,769	$8,875	$481,105	$489,980

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of June 30, 2012 and December 31, 2011:

June 30, 2012	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	-	$5,809
Construction	$408	2,794
Secured by commercial real estate	-	5,841
Secured by residential real estate	-	1,226
State and political subdivisions	-	10
Loans to depository institutions	-	-
Indirect lease financing	30	67
Retail:
1-4 family residential mortgages	-	352
Home equity loans and lines	-	165
Consumer	37	-
	$475	$16,264

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

December 31, 2011	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	-	$5,410
Construction	-	3,474
Secured by commercial real estate	$286	7,547
Secured by residential real estate	-	1,158
State and political subdivisions	40	4
Loans to depository institutions	-	-
Indirect lease financing	54	121
Retail:
1-4 family residential mortgages	-	515
Home equity loans and lines	-	368
Consumer	-	-
	$380	$18,597

Activity in the allowance for loan losses for the three months ended June 30, 2012 and 2011 are as follows:

Three months ended June 30, 2012	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$3,317	$164	$(74)	$60	$3,467
Construction	333	20	-	-	353
Secured by commercial real estate	3,126	2	-	62	3,190
Secured by residential real estate	773	88	(50)	-	811
State and political subdivisions	301	(79)	-	-	222
Loans to depository institutions	20	-	-	-	20
Indirect lease financing	238	21	(13)	22	268
Retail:
1-4 family residential mortgages	303	(5)	-	2	300
Home equity loans and lines	547	37	(1)	12	595
Consumer	17	10	(11)	2	18
Unallocated	481	(258)	N/A	N/A	223
	$9,456	$-	$(149)	$160	$9,467

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Three months ended June 30, 2011	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$3,119	$(276)	$(24)	$7	$2,826
Construction	660	345	(397)	-	608
Secured by commercial real estate	3,180	284	(349)	4	3,119
Secured by residential real estate	625	62	-	-	687
State and political subdivisions	107	44	-	-	151
Indirect lease financing	470	(99)	-	5	376
Retail:
1-4 family residential mortgages	205	29	-	-	234
Home equity loans and lines	605	52	(43)	2	616
Consumer	27	(11)	(2)	5	19
Unallocated	194	20	N/A	N/A	214
	$9,192	$450	$(815)	$23	$8,850

Activity in the allowance for loan losses for the six months ended June 30, 2012 and 2011 are as follows:

Six months ended June 30, 2012	Balance, beginning of year	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,959	$520	$(74)	$62	$3,467
Construction	556	(203)	-	-	353
Secured by commercial real estate	3,124	4	-	62	3,190
Secured by residential real estate	746	151	(86)	-	811
State and political subdivisions	195	27	-	-	222
Loans to depository institutions	20	-	-	-	20
Indirect lease financing	312	(47)	(23)	26	268
Retail:
1-4 family residential mortgages	249	70	(21)	2	300
Home equity loans and lines	625	(23)	(19)	12	595
Consumer	20	13	(20)	5	18
Unallocated	435	(212)	N/A	N/A	223
	$9,241	$300	$(243)	$169	$9,467

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Six months ended June 30, 2011	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,136	$769	$(89)	$10	$2,826
Construction	633	372	(397)	-	608
Secured by commercial real estate	3,875	(119)	(641)	4	3,119
Secured by residential real estate	676	65	(54)	-	687
State and political subdivisions	108	43	-	-	151
Indirect lease financing	496	(129)	-	9	376
Retail:				-
1-4 family residential mortgages	212	22	-	-	234
Home equity loans and lines	646	20	(53)	3	616
Consumer	32	(16)	(6)	9	19
Unallocated	141	73	N/A	N/A	214
	$8,955	$1,100	$(1,240)	$35	$8,850

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

QNB assesses all loan restructurings under the guidance of ASU 2011-02. Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $4,085,000 and $2,413,000 as of June 30, 2012 and December 31, 2011, respectively. Non-performing TDRs totaled $2,628,000 and $2,437,000 as of June 30, 2012 and December 31, 2011, respectively. All TDRs are included in impaired loans presented in the section above.

The following tables present loans by loan class modified as TDRs during the three and six months ended June 30, 2012. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below, represent carrying amounts immediately prior to the modification and at June 30, 2012, respectively.

Three months ended June 30, 2012	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial:
Commercial and industrial	2	$482	$476
Secured by commercial real estate	1	2,380	2,380
Retail:
1-4 family residential mortgages	1	145	141
	4	$3,007	$2,997

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Six months ended June 30, 2012	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial:
Commercial and industrial	2	$482	$476
Secured by commercial real estate	1	2,380	2,380
Retail:
1-4 family residential mortgages	1	145	141
Home equity loans and lines	1	38	38
	5	$3,045	$3,035

The TDR concessions made during the six months ended June 30, 2012 primarily involved the reduction of interest rates and/or interest only repayment periods on the loans. There were specific reserve for loan losses allocated to the loans modified as TDRs during the three and six months ended June 30, 2012 of $365,000 and $373,000, respectively. Any required specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment. There were no charge-offs resulting from loans modified as TDRs during the six months ended June 30, 2012.

The following table presents loans modified as TDRs within 12 months prior to June 30, 2012, and for which there was a payment default (90 days or more past due or on non-accrual) during the three and six months ended June 30, 2012:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
TDRs subsequently defaulted	Number of contracts	Recorded investment	Number of Contracts	Recorded Investment
Commercial:
Commercial and industrial	1	$419	1	$419
Retail:
1-4 family residential mortgages	1	141	1	141
	2	$560	2	$560

The following tables present the balance in the allowance for loan losses at June 30, 2012 and December 31, 2011 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

	Allowance for Loan Losses			Loans Receivable
June 30, 2012	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$3,467	$1,935	$1,532	$106,539	$7,608	$98,931
Construction	353	-	353	15,687	5,575	10,112
Secured by commercial real estate	3,190	181	3,009	195,857	15,816	180,041
Secured by residential real estate	811	273	538	43,564	2,274	41,290
State and political subdivisions	222	5	217	30,872	1,915	28,957
Loans to depository institutions	20	-	20	4,500	-	4,500
Indirect lease financing	268	9	259	10,990	67	10,923
Retail:
1-4 family residential mortgages	300	88	212	26,847	475	26,372
Home equity loans and lines	595	49	546	54,280	202	54,078
Consumer	18	-	18	2,164	-	2,164
Unallocated	223	N/A	N/A	N/A	N/A	N/A
	$9,467	$2,540	$6,704	$491,300	$33,932	$457,368

	Allowance for Loan Losses			Loans Receivable
December 31, 2011	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,959	$1,444	$1,515	$96,163	$8,088	$88,075
Construction	556	65	491	15,959	4,663	11,296
Secured by commercial real estate	3,124	181	2,943	195,813	13,579	182,234
Secured by residential real estate	746	211	535	45,070	2,567	42,503
State and political subdivisions	195	2	193	35,127	4	35,123
Loans to depository institutions	20	-	20	4,515	-	4,515
Indirect lease financing	312	18	294	11,928	121	11,807
Retail:
1-4 family residential mortgages	249	81	168	25,518	640	24,878
Home equity loans and lines	625	63	562	57,579	706	56,873
Consumer	20	-	20	2,308	-	2,308
Unallocated	435	N/A	N/A	N/A	N/A	N/A
	$9,241	$2,065	$6,741	$489,980	$30,368	$459,612

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following tables summarize additional information in regards to impaired loans by loan portfolio class as of June 30, 2012 and December 31, 2011:

June 30, 2012	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
With no specific allowance recorded:
Commercial:
Commercial and industrial	$5,179	$5,339	$-
Construction	5,575	5,689	-
Secured by commercial real estate	15,180	16,197	-
Secured by residential real estate	800	810	-
State and political subdivisions	1,905	1,905	-
Loans to depository institutions	-	-	-
Indirect lease financing	36	65	-
Retail:
1-4 family residential mortgages	193	205	-
Home equity loans and lines	46	54	-
Consumer	-	-	-
	$28,914	$30,264	$-

With an allowance recorded:
Commercial:
Commercial and industrial	$2,429	$2,496	$1,935
Construction	-	-	-
Secured by commercial real estate	636	647	181
Secured by residential real estate	1,474	1,510	273
State and political subdivisions	10	13	5
Loans to depository institutions	-	-	-
Indirect lease financing	31	37	9
Retail:
1-4 family residential mortgages	282	290	88
Home equity loans and lines	156	165	49
Consumer	-	-	-
	$5,018	$5,158	$2,540

Total:
Commercial:
Commercial and industrial	$7,608	$7,835	$1,935	$7,426	$43
Construction	5,575	5,689	-	5,432	73
Secured by commercial real estate	15,816	16,844	181	13,848	219
Secured by residential real estate	2,274	2,320	273	2,250	31
State and political subdivisions	1,915	1,918	5	1,137	22
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	67	102	9	88	-
Retail:	-	-	-
1-4 family residential mortgages	475	495	88	566	3
Home equity loans and lines	202	219	49	534	4
Consumer	-	-	-	-	-
	$33,932	$35,422	$2,540	$31,281	$395

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

December 31, 2011	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$4,923	$5,580	$-
Construction	4,016	4,047	-
Secured by commercial real estate	10,400	10,841	-
Secured by residential real estate	1,598	1,603	-
State and political subdivisions	-	-	-
Loans to depository institutions	-	-	-
Indirect lease financing	47	71	-
Retail:
1-4 family residential mortgages	352	384	-
Home equity loans and lines	486	492	-
Consumer	-	-	-
	$21,822	$23,018	$-

With an allowance recorded:
Commercial:
Commercial and industrial	$3,165	$3,231	$1,444
Construction	647	654	65
Secured by commercial real estate	3,179	3,779	181
Secured by residential real estate	969	985	211
State and political subdivisions	4	5	2
Loans to depository institutions	-	-	-
Indirect lease financing	74	84	18
Retail:
1-4 family residential mortgages	288	293	81
Home equity loans and lines	220	224	63
Consumer	-	-	-
	$8,546	$9,255	$2,065

Total:
Commercial:
Commercial and industrial	$8,088	$8,811	$1,444
Construction	4,663	4,701	65
Secured by commercial real estate	13,579	14,620	181
Secured by residential real estate	2,567	2,588	211
State and political subdivisions	4	5	2
Loans to depository institutions	-	-	-
Indirect lease financing	121	155	18
Retail:
1-4 family residential mortgages	640	677	81
Home equity loans and lines	706	716	63
Consumer	-	-	-
	$30,368	$32,273	$2,065

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

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of June 30, 2012:

June 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Government agency securities	-	$69,740	-	$69,740
State and municipal securities	-	81,592	-	81,592
U.S. Government agencies and sponsored enterprises (GSEs) - residential		-
Mortgage-backed securities	-	117,628	-	117,628
Collateralized mortgage obligations (CMOs)	-	81,368	-	81,368
Pooled trust preferred securities	-	-	$2,015	2,015
Corporate debt securities	-	2,503	-	2,503
Equity securities	$3,948	-	-	3,948
Total securities available-for-sale	$3,948	$352,831	$2,015	$358,794
Total recurring fair value measurements	$3,948	$352,831	$2,015	$358,794

Nonrecurring fair value measurments
Impaired loans	$-	$-	$2,478	$2,478
Mortgage servicing rights	-	-	483	483
Total nonrecurring fair value measurements	$-	$-	$2,961	$2,961

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the six months ended June 30, 2012. There were also no transfers in or out of level 3 for the same period. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the six-month periods ended June 30, 2012 and 2011, respectively.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
June 30, 2012	Fair value	Valuation techniques	Unobservable input	Value or range of values
Impaired loans	$2,478	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -35%
			Liquidation expenses (2)	0% to -10%
Mortgage servicing rights	483	Discounted cash flow	Remaining term	2 - 30 yrs
			Discount rate	9% to 11%

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range is presented as a percent of the initial appraised value.

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the six months ended June 30, 2012:

Fair value measurements using
significant unobservable inputs
(Level 3)
Balance, beginning of year	$1,929
Settlements	(30)
Total realized/unrealized gains (losses)
Included in earnings	-
Included in other comprehensive income	116
Transfers in and/or out of Level 3	-
Balance, June 30, 2012	$2,015

The Level 3 securities consist of eight collateralized debt obligation securities, PreTSL securities, that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at June 30, 2012 is not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2012;
•	An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates; and
•	PreTSLs will be classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date.

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

The estimates for the conditional default rates (CDR) are based on the payment characteristics of the trust preferred securities themselves (e.g. current, deferred, or defaulted) as well as the financial condition of the trust preferred issuers in the pool. A near-term CDR for each issuer in the pool is estimated based on their financial condition using key financial ratios relating to the financial institution’s capitalization, asset quality, profitability and liquidity. In addition to the specific bank default assumptions, overall deal default rates are modeled. In 2013 and beyond, the CDR rate is calculated based upon a comparison of key financial ratios of active individual issuers without a short-term probability of default compared to all FDIC insured banks. To derive this long-term default rate, a comparison of certain key financial ratios of the active issuers in the security to all FDIC insured banks is reviewed. The active issuers are summarized by creating a weighted average based on issue size, then divided into categories based upon their status of deferral and whether or not a specific default assumption has been assigned to the issuer. To ensure an accurate comparison, the standard deviation across the issuers for each ratio is calculated and any issuer that falls more than three standard deviations above or below the average for that ratio is removed.

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

Prepayments are modeled to take into account the disruption in the asset-backed securities marketplace and the lack of new pooled trust preferred issuances. For purposes of the cash flow analysis, relatively modest rates of prepayment were forecasted (ranging from 0-1%). In addition to the base prepayment assumption, due to the recent enactment of the Dodd-Frank financial legislation additional prepayment analysis was performed. First, all fixed rate trust preferred securities issued by banks with more than $15 billion in total assets at December 31, 2009 were identified. The current credit rating of these institutions was reviewed and it was assumed that any issuer with an investment grade credit rating would prepay their issuance on January 1, 2013 or July 1, 2015 for bank holding company subsidiaries of foreign banking organizations that have relied on Supervision and Regulation Letter SR-01-1. For those institutions rated below investment grade the holding companies’ approximate cost of long-term funding given their rating and marketplace interest rate was estimated. The following assumption was made; any holding company that could refinance for a cost savings of more than 2% will refinance and will do so on January 1, 2013, or July 1, 2015. Finally, for issuers not impacted by the Tier 1 regulatory capital legislation enacted by the Dodd-Frank act, the issuers that have shown a recent history of prepayment of both floating rate and fixed rate issues were identified and it was assumed these issuers will prepay as soon as possible.

The internal rate of return is the pre-tax yield used to discount the best estimate of future cash flows after credit losses. The cash flows have been discounted using estimated market discount rates of 3-month LIBOR plus spreads ranging from 1.80% to 9.42%. The determination of appropriate market discount rates involved the consideration of the following:

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at June 30, 2012 and December 31, 2011:

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

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
June 30, 2012	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$20,263	$20,263	$20,263	-	-
Investment securities available-for-sale	358,794	358,794	3,948	$352,831	$2,015
Investment securities held-to-maturity	287	312	-	312	-
Restricted investment in bank stocks	1,636	1,636	1,636	-	-
Loans held-for-sale	589	609	-	609	-
Net loans	481,796	483,729	-	-	483,729
Mortgage servicing rights	483	532	-	-	532
Accrued interest receivable	3,007	3,007	3,007	-	-

Financial liabilities
Deposits with no stated maturities	$496,010	$496,010	$496,010	-	$-
Deposits with stated maturities	284,997	286,337	-	$286,337	-
Short-term borrowings	26,570	26,570	26,570	-	-
Long-term debt	5,293	5,719	-	5,719	-
Accrued interest payable	509	509	509	-	-

Off-balance sheet instruments
Commitments to extend credit	$-	$-	$-	$-	$-
Standby letters of credit	-	-	-	-	-

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

	Carrying
December 31, 2011	amount	Fair value
Financial assets
Cash and cash equivalents	$10,555	$10,555
Investment securities available-for-sale	348,091	348,091
Investment securities held-to-maturity	1,327	1,365
Restricted investment in bank stocks	1,775	1,775
Loans held-for-sale	935	969
Net loans	480,695	470,100
Mortgage servicing rights	490	542
Accrued interest receivable	2,990	2,990

Financial liabilities
Deposits with no stated maturities	$465,688	$465,688
Deposits with stated maturities	285,024	285,418
Short-term borrowings	24,021	24,021
Long-term debt	20,299	20,967
Accrued interest payable	789	789

Off-balance sheet instruments
Commitments to extend credit	$-	$-
Standby letters of credit	-	-

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

A summary of the Bank's financial instrument commitments is as follows:

	June 30, 2012	December 31, 2011
Commitments to extend credit and unused lines of credit	$127,033	$122,899
Standby letters of credit	4,545	6,467
	$131,578	$129,366

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2012 and December 31, 2011 for guarantees under standby letters of credit issued is not material.

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

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of June 30, 2012, that the Company and the Bank met capital adequacy requirements to which they were subject.

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

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

11. REGULATORY RESTRICTIONS (continued)

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital Levels
	Actual		Adequately capitalized		Well capitalized
As of June 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated	$77,503	13.21%	$46,937	8.00%	N/A	N/A
Bank	73,046	12.53	46,620	8.00	$58,276	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	70,038	11.94	23,468	4.00	N/A	N/A
Bank	65,735	11.28	23,310	4.00	34,965	6.00

Tier I Capital (to Average Assets)
Consolidated	70,038	8.03	34,878	4.00	N/A	N/A
Bank	65,735	7.57	34,722	4.00	43,402	5.00

	Capital Levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated	$73,694	12.71%	$46,371	8.00%	N/A	N/A
Bank	69,480	12.06	46,074	8.00	$57,593	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	66,176	11.42	23,185	4.00	N/A	N/A
Bank	62,256	10.81	23,037	4.00	34,556	6.00

Tier I Capital (to Average Assets)
Consolidated	66,176	7.61	34,805	4.00	N/A	N/A
Bank	62,256	7.18	34,662	4.00	43,328	5.00

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

There were no credit-related other-than-temporary impairment charges in the first half of 2012 or 2011.

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

QNB CORP. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (Continued)

Impairment of Restricted Investment in Bank Stocks (Continued)

On October 28, 2010, the FHLB announced their decision to institute a limited excess capital stock repurchase. These capital stock repurchases continued on a quarterly basis during 2011 and the first half of 2012. In addition on February 22, 2012 the FHLB announced its decision to pay an annual dividend of 0.10%. Further repurchases or excess capital stock or cash dividends will be evaluated quarterly by the FHLB. Management believes no impairment charge is necessary related to the restricted stock balance as of June 30, 2012.

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

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the second quarter of 2012 of $2,505,000, or $0.78 per share on a diluted basis. This compares to net income of $2,435,000, or $0.77 per share on a diluted basis, for the same period in 2011.

For the six month period ended June 30, 2012, QNB reported net income of $4,976,000, or $1.55 per share on a diluted basis. This represents a 7.1% increase in net income compared to the $4,646,000, or $1.47 per share on a diluted basis, reported for the six month period ended June 30, 2011.

The results for both the second quarter and first six months of 2012 represent record profits for QNB and reflect an increase in non-interest income and lower provisions for loan losses.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 1.16% and 14.54%, respectively, for the quarter ended June 30, 2012 compared with 1.18% and 15.62%, respectively, for the quarter ended June 30, 2011. For the six month periods the annualized rate of return on average assets and average shareholders’ equity was 1.15% and 14.62%, respectively, for the period ended June 30, 2012 compared with 1.15% and 15.18%, respectively, for the period ended June 30, 2011.

Net Interest Income and Net Interest Margin

Net interest income for the quarter ended June 30, 2012 totaled $6,776,000, a decrease of $375,000, or 5.2%, over the same period in 2011. On a linked quarter basis, net interest income decreased by $30,000, or 0.4%. Average earning assets for the second quarter of 2012 were $841,561,000, an increase of $42,053,000, or 5.3%, compared with the same period in 2011, with average investment securities increasing $40,195,000, or 13.2%, to $345,391,000. The yield on earning assets declined 59 basis points from 4.87% for the second quarter of 2011 to 4.28% for the second quarter of 2012 as the prolonged low interest rate environment has continued to exert pressure on asset yields. When comparing the change in the yield on earning assets between the two quarters, loans and investment securities declined from 5.76% and 3.72%, respectively, for the second quarter of 2011 to 5.29% and 3.03%, respectively, for the second quarter of 2012, a decline of 47 basis points and 69 basis points, respectively.

QNB CORP. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

On the funding side, average deposits increased $55,598,000, or 7.8%, with average transaction accounts increasing $61,223,000, or 14.5%. The growth in transaction accounts was broad-based across all product lines and all customer types with the largest increases centered in QNB's Online eSavings product. Offsetting a portion of this growth in funding was a decline in average time deposits of $5,625,000, or 1.9%, and a reduction in average borrowed funds of $17,337,000, or 37.0%, comparing the second quarter 2012 with the same period in 2011. During the second quarter of 2012 the Company paid off $15,000,000 of repurchase agreements with a cost of 4.75%. The cost of interest-bearing liabilities declined by 27 basis points from 1.17% for the second quarter of 2011 to 0.90% for the second quarter of 2012. The interest rate paid on interest-bearing deposits declined by 20 basis points to 0.87% for the second quarter of 2012 compared to the second quarter of 2011.

The net interest margin for the second quarter of 2012 was 3.49% compared to 3.84% for the second quarter of 2011 and 3.53% for the linked quarter. The historically low interest rate environment of the past few years combined with the growth in earning assets, primarily in the investment portfolio which generally earn a lower yield than loans, resulted in a decline in the net interest margin. During the beginning of this interest rate cycle, funding costs declined at a faster pace and to a greater degree than rates on earning assets resulting in an increasing net interest margin. However, since the second quarter of 2011 this trend has reversed as funding costs have approached bottom while yields on earning assets continue to reprice lower resulting in a decline in the net interest margin.

For the six month period ended June 30, 2012 net interest income was $13,582,000, a decrease of $526,000, or 3.7% lower than the $14,108,000 reported for the first half of 2011. For the six month period ending June 30, 2012 average earning assets increased $49,471,000, or 6.3%, to $838,856,000, with average investment securities and loans increasing 15.0% and 0.9%, respectively. Average total deposits increased $56,284,000, or 8.0%, to $762,086,000 for the six-month period ended June 30, 2012 compared to the same period in 2011. The net interest margin on a tax-equivalent basis was 3.51% for the six-month period ended June 30, 2012 compared with 3.87% for the same period in 2011.

Asset Quality, Provision for Loan Loss and Allowance for Loan Loss

QNB closely monitors the quality of its loan portfolio and considers many factors when calculating the required provision for loan losses each quarter. QNB did not record a provision for loan losses for the second quarter of 2012 as a result of a stabilization in the amount of non-performing loans over the past several quarters, net recoveries for the quarter ended June 30, 2012 and modest growth in outstanding loan balances. A provision for loan losses of $450,000 was recorded in the second quarter of 2011.

QNB recorded a provision for loan losses of $300,000 for the first six months of 2012 and $1,100,000 in the first half of 2011. Net loan recoveries were $12,000 for the second quarter of 2012, or -0.01% annualized of total average loans, compared with charge-offs of $792,000 for the second quarter of 2011, or 0.67% annualized of total average loans. For the six month periods ended June 30, 2012 and 2011 net loan charge-offs were $73,000, or 0.03% annualized, and $1,205,000, or 0.51% annualized, respectively.

QNB's allowance for loan losses of $9,467,000 represents 1.92% of total loans at June 30, 2012 compared to an allowance for loan losses of $9,241,000, or 1.89% of total loans, at December 31, 2011 and $8,850,000, or 1.86% of total loans, at June 30, 2011.

QNB CORP. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

As noted previously, asset quality has stabilized over the past several quarters with the reduction in non-accrual loans being offset by an increase in restructured loans. Total non-performing assets were $23,990,000 at June 30, 2012 compared with $24,145,000 at December 31, 2011 and $13,844,000 at June 30, 2011. Included in this classification are non-performing loans, other real estate owned (OREO) and repossessed assets, and non-accrual pooled trust preferred securities. Total non-performing loans, which represent loans on non-accrual status, loans past due more than 90 days and still accruing interest and troubled debt restructured loans were $20,824,000, or 4.23% of total loans, at June 30, 2012 compared with $21,390,000, or 4.36% of total loans, at December 31, 2011 and $11,882,000, or 2.49% of total loans, at June 30, 2011. The increase in non-performing loans during 2011 was primarily the result of several large commercial loan relationships that showed signs of financial difficulty and collateral values that were below the carrying value of the loan. These loans were placed on non-accrual status because it is possible that all principal and interest payments will not be received as expected. Loans on non-accrual status were $16,264,000 at June 30, 2012 compared with $18,597,000 at December 31, 2011 and $9,455,000 at June 30, 2011. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Of the total amount of non-accrual loans at June 30, 2012, $10,823,000, or more than 66% of the loans classified as non-accrual, are current or past due less than 30 days as of the end of the quarter.

QNB had other real estate owned and other repossessed assets of $1,151,000 as of June 30, 2012 compared with $826,000 at December 31, 2011 and $0 at June 30, 2011. Non-accrual pooled trust preferred securities are carried at fair value which was $2,015,000, $1,929,000, and $1,962,000 at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. The increase in the balance of non-accrual pooled trust preferred securities reflects an improvement in the fair value of these securities.

Non-Interest Income

Total non-interest income was $1,326,000 for the second quarter of 2012, an increase of $256,000 compared with the same period in 2011. Net gains on the sale of investment securities and residential mortgage loans account for $300,000 of this total increase. QNB recorded $141,000 of net gains on the sale of investment securities during the second quarter of 2012 compared to net gains of $54,000 recognized in the second quarter of 2011. As a result of historically low mortgage rates, residential mortgage refinancing activity has increased significantly as has the amount of gains recorded on the sale of these mortgages. QNB recorded gains of $231,000 on the sale of mortgages during the second quarter of 2012 compared with $18,000 in the second quarter of 2011. Another result of the increase in mortgage refinancing activity was a reduction in the value of mortgage servicing assets as well as an increase in the amortization of this asset. As a result mortgage servicing income declined by $40,000 when comparing the two quarters.

Total non-interest income for the six month periods ended June 30, 2012 and 2011 was $2,892,000 and $2,010,000, respectively. Net gains on the sale of investment securities was $530,000 for the six month period ended June 30, 2012 compared with $11,000 for the same period in 2011 while net gains on the sale of residential mortgage loans was $458,000 for the six month period in 2012 compared with $57,000 for the same period in 2011. Excluding net gains on investment securities and loans for both periods total non-interest income was $1,904,000 for the six months ended June 30, 2012 and $1,942,000 for the six months ended June 30, 2011, a decrease of $38,000, or 1.9%.

Non-Interest Expense

Total non-interest expense was $4,828,000 for the second quarter of 2012, an increase of $244,000, or 5.3% compared to $4,584,000 for the second quarter of 2011. Salaries and benefits expense increased $140,000, or 5.8% when comparing the two quarters. Promotion and merit increases coupled with an additional two full-time equivalent employees, including the addition of a Chief Information and Technology Officer during the third quarter of 2011, contributed to the $96,000 increase in salary expense. The remainder of the increase in salary and benefits expense relates primarily to higher medical and dental benefit premiums and claims.

Net occupancy and furniture and fixtures expense increased $80,000, or 11.6%, with the majority of the increase resulting from higher depreciation expense on new equipment, an increase in branch rent expense primarily resulting from common area maintenance adjustments on some leased properties and equipment maintenance costs. Also contributing to the increase in non-interest expense was a $50,000, or 24.3%, increase in marketing expenses a result of an increase in outdoor and direct mail advertising as well as higher donations costs. Third party information technology expense increased $43,000 primarily related to ongoing costs associated with the new online and mobile banking system introduced in the third quarter of 2011. Partially offsetting these higher costs were reductions in FDIC insurance expense of $114,000, or 41.3%. The decrease in FDIC premium expense reflects a reduction in the rate charged and a change in the method of calculating the basis of the premium effective during 2011.

QNB CORP. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

Total non-interest expense was $9,679,000 for the six-month period ended June 30, 2012 compared to $9,004,000 for the same period in 2011, an increase of $675,000, or 7.5%. Salaries and benefits expense increased $379,000, or 7.9% to $5,174,000 for the six months ended June 30, 2011 compared to the same period in 2011 with merit increases, two additional full-time equivalent employees including the Chief Information and Technology Officer and an increase in medical expense being the primary factors.

Net occupancy expense increased $54,000, or 7.0%, to $821,000 for the first half of 2012 while furniture and equipment expense increased $80,000, or 12.8%, to $703,000 for the same period. As was the case for the quarter most of the increase in net occupancy expense pertains to an increase in rent expense resulting from adjustments to common area maintenance cost on some leased properties and scheduled rent increases on several leased properties. The increase in furniture and equipment expense relates to a $67,000 increase in depreciation and amortization expense on new equipment and computer software as well as higher equipment maintenance costs of $24,000.

Marketing expense increased $76,000, or 19.9%, to $457,000 for the first six months of 2012 with advertising expense increasing $44,000 and public relations and donations expense increasing $38,000.

Third party services expense increased $116,000, or 19.7%, to $704,000 for the six months ended June 30, 2012 when compared to the same period in 2011. As discussed above most of this increase relates to ongoing costs associated with the new online and mobile banking system introduced during the third quarter of 2011 and the outsourcing of email services to a third party provider during the second quarter of 2011.

FDIC insurance premium expense decreased $196,000, or 36.4%, to $342,000, when comparing the six months ended June 30, 2012 to the same period in 2011. As noted earlier, the decrease in FDIC insurance expense reflects a reduction in the rate charged and the change in the method of calculating the basis of the premium effective in 2011.

Other non-interest expense increased $139,000, or 19.7%, to $845,000 for the first half of 2012 compared to the first six months of 2011. Expenses related to other real estate owned increased $78,000 when comparing the six month periods while employee training and director’s fees increased $15,000 and $23,000, respectively during these same periods.

These items noted in the foregoing overview, as well as others, will be discussed and analyzed more thoroughly in the next sections.

QNB CORP. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	June 30, 2012			June 30, 2011
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$-	0.00%	$-	$-	0.00%	$-
Investment securities:
U.S. Government agencies	66,503	1.58%	263	63,143	2.18%	345
State and municipal	77,183	5.44%	1,050	68,605	5.88%	1,009
Mortgage-backed and CMOs	191,948	2.58%	1,238	166,062	3.47%	1,439
Other debt securities	6,067	1.78%	27	4,090	1.20%	12
Equities	3,690	4.40%	40	3,296	3.94%	32
Total investment securities	345,391	3.03%	2,618	305,196	3.72%	2,837
Loans:
Commercial real estate	253,350	5.37%	3,382	261,979	5.95%	3,883
Residential real estate	27,443	5.43%	372	23,326	5.35%	312
Home equity loans	50,735	4.51%	569	55,874	4.77%	664
Commercial and industrial	100,585	4.69%	1,173	89,173	5.12%	1,138
Indirect lease financing	11,783	10.14%	299	13,240	9.05%	300
Consumer loans	2,200	12.00%	66	2,475	14.32%	88
Tax-exempt loans	34,256	5.38%	458	31,084	6.01%	466
Total loans, net of unearned income*	480,352	5.29%	6,319	477,151	5.76%	6,851
Other earning assets	15,818	0.26%	10	17,161	0.23%	10
Total earning assets	841,561	4.28%	8,947	799,508	4.87%	9,698
Cash and due from banks	10,905			10,121
Allowance for loan losses	(9,608)			(9,364)
Other assets	29,098			26,636
Total assets	$871,956			$826,901

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$99,061	0.32%	78	$88,396	0.51%	112
Municipals	55,634	0.59%	81	48,139	0.79%	94
Money market	73,556	0.36%	66	69,354	0.48%	84
Savings	189,545	0.67%	315	152,868	0.79%	300
Time	182,594	1.35%	612	192,612	1.56%	748
Time of $100,000 or more	102,897	1.46%	375	98,504	1.62%	397
Total interest-bearing deposits	703,287	0.87%	1,527	649,873	1.07%	1,735
Short-term borrowings	21,596	0.49%	26	26,560	0.88%	58
Long-term debt	7,932	4.75%	95	20,305	4.75%	244
Total interest-bearing liabilities	732,815	0.90%	1,648	696,738	1.17%	2,037
Non-interest-bearing deposits	66,939			64,755
Other liabilities	2,919			2,877
Shareholders' equity	69,283			62,531
Total liabilities and
shareholders' equity	$871,956			$826,901
Net interest rate spread		3.38%			3.70%
Margin/net interest income		3.49%	$7,299		3.84%	$7,661

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.
Non-accrual loans and investment securities are included in earning assets.
* Includes loans held-for-sale

QNB CORP. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Six Months Ended
	June 30, 2012			June 30, 2011
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$-	0.00%	$-	$-	0.00%	$-
Investment securities:
U.S. Government agencies	66,044	1.71%	566	61,952	2.16%	668
State and municipal	76,832	5.51%	2,116	67,919	5.91%	2,008
Mortgage-backed and CMOs	190,224	2.66%	2,526	160,669	3.48%	2,799
Other debt securities	6,081	1.78%	54	4,089	1.18%	24
Equities	3,488	4.29%	74	3,271	3.64%	59
Total investment securities	342,669	3.11%	5,336	297,900	3.73%	5,558
Loans:
Commercial real estate	255,035	5.40%	6,847	262,136	5.97%	7,760
Residential real estate	27,298	5.25%	717	23,362	5.46%	638
Home equity loans	51,286	4.56%	1,162	56,385	4.80%	1,342
Commercial and industrial	98,930	4.83%	2,378	87,479	5.21%	2,261
Indirect lease financing	11,969	9.68%	579	13,449	8.95%	601
Consumer loans	2,254	13.10%	147	2,558	13.93%	177
Tax-exempt loans	34,546	5.40%	927	31,557	6.08%	951
Total loans, net of unearned income*	481,318	5.33%	12,757	476,926	5.81%	13,730
Other earning assets	14,869	0.26%	19	14,559	0.24%	17
Total earning assets	838,856	4.34%	18,112	789,385	4.93%	19,305
Cash and due from banks	10,770			9,870
Allowance for loan losses	(9,476)			(9,129)
Other assets	28,755			26,526
Total assets	$868,905			$816,652

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$97,445	0.33%	158	$87,881	0.52%	225
Municipals	54,989	0.62%	168	44,022	0.79%	171
Money market	75,845	0.36%	137	71,457	0.50%	178
Savings	183,288	0.69%	630	144,827	0.81%	582
Time	183,331	1.36%	1,241	196,207	1.63%	1,584
Time of $100,000 or more	102,061	1.48%	749	98,984	1.70%	837
Total interest-bearing deposits	696,959	0.89%	3,083	643,378	1.12%	3,577
Short-term borrowings	21,248	0.50%	53	25,826	0.88%	113
Long-term debt	14,115	4.75%	339	20,306	4.75%	485
Total interest-bearing liabilities	732,322	0.95%	3,475	689,510	1.22%	4,175
Non-interest-bearing deposits	65,127			62,424
Other liabilities	3,020			3,000
Shareholders' equity	68,436			61,718
Total liabilities and
shareholders' equity	$868,905			$816,652
Net interest rate spread		3.39%			3.71%
Margin/net interest income		3.51%	$14,637		3.87%	$15,130

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

	Three Months Ended			Six Months Ended
	June 30, 2012 compared			June 30, 2012 compared
	to June 30, 2011			to June 30, 2011

	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Federal funds sold	$-	$-	$-	$-	$-	$-
Investment securities:
U.S. Government agencies	(82)	18	(100)	(102)	45	(147)
State and municipal	41	126	(85)	108	263	(155)
Mortgage-backed and CMOs	(201)	224	(425)	(273)	515	(788)
Other debt securities	15	6	9	30	12	18
Equities	8	4	4	15	4	11
Loans:
Commercial real estate	(501)	(138)	(363)	(913)	(190)	(723)
Residential real estate	60	55	5	79	107	(28)
Home equity loans	(95)	(63)	(32)	(180)	(118)	(62)
Commercial and industrial	35	143	(108)	117	303	(186)
Indirect lease financing	(1)	(33)	32	(22)	(66)	44
Consumer loans	(22)	(9)	(13)	(30)	(21)	(9)
Tax-exempt loans	(8)	46	(54)	(24)	93	(117)
Other earning assets	-	(1)	1	2	-	2
Total interest income	(751)	378	(1,129)	(1,193)	947	(2,140)
Interest expense:
Interest-bearing demand	(34)	13	(47)	(67)	25	(92)
Municipals	(13)	15	(28)	(3)	43	(46)
Money market	(18)	4	(22)	(41)	11	(52)
Savings	15	71	(56)	48	157	(109)
Time	(136)	(40)	(96)	(343)	(100)	(243)
Time of $100,000 or more	(22)	17	(39)	(88)	28	(116)
Short-term borrowings	(32)	(11)	(21)	(60)	(20)	(40)
Long-term debt	(149)	(149)	-	(146)	(146)	-
Total interest expense	(389)	(80)	(309)	(700)	(2)	(698)
Net interest income	$(362)	$458	$(820)	$(493)	$949	$(1,442)

QNB CORP. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three- and six-month periods ended June 30, 2012 and 2011.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Total interest income	$8,424	$9,188	$17,057	$18,283
Total interest expense	1,648	2,037	3,475	4,175
Net interest income	6,776	7,151	13,582	14,108
Tax-equivalent adjustment	523	510	1,055	1,022
Net interest income (fully taxable-equivalent)	$7,299	$7,661	$14,637	$15,130

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

Quarter to Quarter Comparison

Net interest income decreased $375,000, or 5.2%, to $6,776,000 for the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011. On a tax-equivalent basis, net interest income decreased $362,000, or 4.7%, from $7,661,000 for the three months ended June 30, 2011 to $7,299,000 for the same period ended June 30, 2012.

When comparing the two quarters, strong growth in deposits and the investment of these deposits into the securities portfolio was offset by a reduction in the net interest margin resulting in lower net interest income. Average earning assets grew by $42,053,000, or 5.3%, when comparing the second quarter of 2012 to the same period in 2011, with average investment securities increasing $40,195,000, or 13.2%, and average loans increasing $3,201,000, or 0.7%. On the funding side, average deposits increased $55,598,000, or 7.8%, with average transaction accounts increasing $61,223,000, or 14.5%. The growth in transaction accounts was broad based across all product lines and all customer types with the largest increases centered in QNB's Online eSavings product and the deposits of several local school districts and municipalities. Offsetting a portion of this growth was a decline in average time deposits of $5,625,000, or 1.9%, when comparing the second quarter 2012 with the same period in 2011.

QNB CORP. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (continued)

With the growth in earning assets occurring in the investment portfolio, the mix of earning assets changed which contributed to a decline in the net interest margin, as investment securities generally earn a lower yield than loans. In addition, while the economy has shown signs of improvement, issues in the residential and commercial real estate markets persist as do high levels of unemployment. During the third quarter of 2011, the Federal Reserve Open Market Committee announced that they were likely to leave the Federal funds rate at exceptionally low levels through mid-2013 (subsequently extended to 2014) and that they would purchase longer-term Treasury securities in an effort to further reduce longer-term interest rates. These actions combined with events in Europe had the impact of lowering Treasury interest rates and flattening the yield curve as longer-term rates declined more than short-term rates. Interest rates on Treasury securities hit historically low levels during the second quarter of 2012. This also resulted in historically low residential mortgage rates. A low level of interest rates has been in place since 2008 and has resulted in lower yields earned on both loans and investment securities as well as lower rates paid on deposits and borrowed funds. During the beginning of this interest rate cycle, funding costs declined at a faster pace and to a greater degree than rates on earning assets resulting in an increasing net interest margin. However, since the second quarter of 2011 this trend has reversed as funding costs have approached bottom while yields on earning assets continue to reprice lower resulting in a lower net interest margin.

As a result of these historically low interest rates, over the past year, a significant amount of higher yielding bonds with call features were called and prepayments on mortgage-related securities increased, with these proceeds being reinvested in lower yielding investment securities. In addition, new loans are being originated at significantly lower rates, variable rate loans are repricing lower and many customers with fixed rates are requesting that their rates be modified lower. The net interest margin for the second quarter of 2012 was 3.49% compared to 3.84% for the second quarter of 2011 and 3.53% for the first quarter of 2012. Also negatively impacting both the yield on earning assets and the net interest margin was an increase in nonaccrual loans from $9,455,000 at June 30, 2011 to $16,264,000 at June 30, 2012.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis decreased $751,000, or 7.7%, to $8,947,000 for the second quarter of 2012, while total interest expense decreased $389,000, or 19.1%, to $1,648,000. Volume growth in earning assets contributed an additional $378,000 of interest income but was offset by a decline in interest income of $1,129,000 resulting from lower interest rates. With regard to interest expense, lower funding costs resulted in a decline in interest expense of $309,000. The maturity and payoff of long-term debt in April 2012 contributed to a decline in interest expense of $149,000 while volume growth in interest-bearing deposits contributed an additional $80,000 in interest expense when comparing the two quarters.

The yield on earning assets on a tax-equivalent basis decreased 59 basis points from 4.87% for the second quarter of 2011 to 4.28% for the second quarter of 2012 and also declined by 13 basis points from the 4.41% reported for the first quarter of 2012. In comparison, the rate paid on interest-bearing liabilities decreased 27 basis points from 1.17% for the second quarter of 2011 to 0.90% for the second quarter of 2012 and decreased ten basis points when compared to 1.00% reported in the first quarter of 2012.

Interest income on investment securities decreased $219,000 when comparing the two quarters as the 13.2% increase in average balances could not offset the 69 basis point decline in the average yield of the portfolio. The average yield on the investment portfolio was 3.03% for the second quarter of 2012 compared with 3.72% for the second quarter of 2011. As noted previously, the decline in the yield on the investment portfolio is primarily the result of the extended period of low interest rates which has resulted in an increase in cash flow from the investment portfolio as prepayments speeds on mortgage-backed securities and CMOs ramped-up as did the amount of calls of agency and municipal securities. The actions by the Federal Open Market Committee noted above have resulted in a further increase in prepay speeds and calls. The reinvestment of these funds was in securities that had lower yields than what they replaced. The growth in the investment portfolio when comparing the three month periods was primarily in agency issued mortgage-backed and CMO securities and tax-exempt state and municipal bonds.

Income on Government agency securities decreased $82,000, as the 5.3% growth in average balances was offset a 60 basis point decline in the yield from 2.18% for the second quarter of 2011 to 1.58% for the same period in 2012. Most of the bonds in the agency portfolio have call features ranging from three months to three years, many of which were exercised as a result of the low interest rate environment. The proceeds from these called bonds as well as liquidity from deposit growth were reinvested in securities with significantly lower yields.

QNB CORP. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (continued)

Interest income on tax-exempt municipal securities increased $41,000 with higher balances accounting for $126,000 of additional income. Average balances of tax-exempt municipal securities increased $8,578,000, or 12.5%, to $77,183,000 for the second quarter of 2012. As a result of credit concerns in the municipal market arising from issues with the insurance companies that insure the bonds and concerns over the general health of state and municipal governments because of declining revenues and budget issues resulting from economic conditions, municipal bond yields declined but not to the same degree as yields on other types of securities. This yield spread advantage has declined during 2012 as supply and demand issues have reduced the yield on municipal bonds. As a result QNB expanded its purchase of municipal bonds, primarily general obligation bonds of issuers with strong underlying credit ratings. The yield on the state and municipal portfolio decreased 44 basis points from 5.88% for the second quarter of 2011 to 5.44% for the second quarter of 2012. This decline in yield reduced interest income by $85,000 when comparing the two quarters.

Interest income on mortgage-backed securities and CMOs decreased $201,000 with an increase in average balances offsetting in part the significant impact of lower rates. Average balances increased $25,886,000, or 15.6%, to $191,948,000 when comparing the two periods and contributed $224,000 in additional income. The yield on the mortgage-backed and CMO portfolio decreased 89 basis points from 3.47% for the second quarter of 2011 to 2.58% for the second quarter of 2012, resulting in a $425,000 reduction in interest income. This portfolio was expanded because it provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested when interest rates eventually increase. With the historically low interest rate environment mortgage refinancing activity over the past two years was significant resulting in an increase in prepayments on these securities. Since most of these securities were purchased at a premium, prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

Income on loans decreased $532,000 to $6,319,000 when comparing the second quarters of 2012 and 2011 with the decline in the portfolio yield being the primary reason. The yield on the loan portfolio decreased 47 basis points to 5.29% when comparing the same periods, resulting in a reduction in interest income of $533,000. When comparing the two quarters average balances increased 0.7%. Prior to the third quarter of 2011, QNB was able to minimize the decline in the portfolio yield by implementing interest rate floors on some variable rate commercial loans and home equity lines of credit and by maintaining its pricing structure. However, since the third quarter of 2011, as a result of the decline in market rates and an increase in competition for quality loans, QNB lowered the rates offered on new loans and reduced rates on some existing loans.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans decreased $501,000 and was impacted by both the decline in yield and a decrease in average balances. The yield on commercial real estate loans was 5.37% for the second quarter of 2012, a decrease of 58 basis points from the 5.95% reported for the second quarter of 2011. Average balances decreased $8,629,000, or 3.3%, to $253,350,000, for the three months ended June 30, 2012 compared with the same quarter in 2011.

Income on commercial and industrial loans, the second largest category, increased $35,000 with the positive impact from the growth in balances being partially offset by the decline in the yield. Average commercial and industrial loans increased $11,412,000, or 12.8%, to $100,585,000 for the second quarter of 2012, contributing an additional $143,000 in interest income. The average yield on these loans decreased 43 basis points to 4.69% resulting in a decrease in income of $108,000. Many of the loans in this category are indexed to the prime interest rate and have floors. Since the prime rate did not change over the past year the yield on this portfolio did not decline to the same degree as some other categories.

QNB CORP. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (continued)

Income on home equity loans declined by $95,000 when comparing the second quarter of 2012 and 2011. During this same time period average home equity loans decreased $5,139,000, or 9.2%, to $50,735,000, while the yield on the home equity portfolio decreased 26 basis points to 4.51%. The demand for home equity loans has declined as home values have fallen preventing some homeowners from having equity in their homes to borrow against while others have taken advantage of the low interest rates on mortgages and refinanced their home equity loans into a new mortgage.

Given the low yields on alternative investment securities management decided to retain some 15 year mortgages to borrowers with high credit scores and low loan to value ratios. As a result, average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $4,117,000, or 17.6%, to $27,443,000 for the second quarter of 2012. During this same period the average yield on the portfolio increased by eight basis points to 5.43% for the second quarter of 2012. The net result was an additional $60,000 in interest income. During the second quarter of 2012, $33,000 of interest income was recognized on the payoff of a nonaccrual loan. The yield on this portfolio would have been 4.94% excluding the recognition of this nonaccrual interest compared to 5.35% for the second quarter of 2011.

For the most part, earning assets are funded by deposits, which increased on average by $55,598,000, or 7.8%, to $770,226,000, when comparing the second quarters of 2012 and 2011. While total income on earning assets on a tax-equivalent basis decreased $751,000 when comparing the second quarter of 2012 to the second quarter of 2011, total interest expense declined $389,000. Interest expense on total deposits decreased $208,000 while interest expense on borrowed funds decreased $181,000 when comparing the two quarters. The rate paid on interest-bearing liabilities decreased 27 basis points from 1.17% for the second quarter of 2011 to 0.90% for the second quarter of 2012. During this same period, the rate paid on interest-bearing deposits decreased 20 basis points from 1.07% to 0.87%.

The growth in deposits when comparing the second quarter of 2012 with the second quarter of 2011 was not centered in time deposits but in accounts with greater liquidity, such as interest-bearing demand, interest-bearing municipal accounts, and savings deposits. Average interest-bearing demand accounts increased $10,665,000, or 12.1%, to $99,061,000 for the second quarter of 2012 compared to the second quarter of 2011; however, interest expense on interest-bearing demand accounts decreased $34,000 to $78,000 for the second quarter of 2012 as the average rate paid decreased from 0.51% for the second quarter of 2011 to 0.32% for the second quarter of 2012. The reduction in the cost of funds reflects the exceptionally low interest rate environment over the past year and the historic lows reached by Treasury rates. Included in this category is QNB-Rewards checking, a high-rate checking account product. The decrease in interest expense and the average rate paid on interest-bearing demand accounts is primarily the result of a reduction in the rate paid on QNB-Rewards checking. The rate paid on this account was 2.05% on balances up to $25,000 and 0.75% for balances over $25,000 for the months of April and May 2011. In June 2011 these rates were reduced to 1.75% on balances up to $25,000 and 0.50% for balances over $25,000. This compares to rates of 1.25% on balances up to $25,000 and 0.50% for balances over $25,000 for the second quarter of 2012. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the second quarter of 2012, the average balance in this product was $29,693,000 and the related interest expense was $68,000 for an average yield of 0.93%. In comparison, the average balance of the QNB-Rewards accounts for the second quarter of 2011 was $27,205,000 with a related interest expense of $104,000 and an average rate paid of 1.53%. Even with the reduction in the rates paid on the QNB-Rewards product, the yield of 1.25% for the first $25,000 and 0.50% on balances over $25,000, assuming qualifications are met, is still an attractive rate relative to competitors’ offerings as well as other QNB products. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $61,191,000 for the second quarter of 2011 to $69,368,000 for the second quarter of 2012. The average rate paid on these balances was 0.05% for both three month periods.

Interest expense on municipal interest-bearing demand accounts decreased $13,000 to $81,000 for the second quarter of 2012. The decrease in interest expense was the result of the decline in the rate paid offsetting the increase in average balances. The average balance of municipal interest-bearing demand accounts increased $7,495,000, or 15.6%, while the average interest rate paid on these accounts decreased from 0.79% for the second quarter of 2011 to 0.59% for the second quarter of 2012. Most of these accounts are tied directly to the Federal funds rate with most having rate floors between 0.25% and 0.75%. QNB was successful in increasing their relationships with several of these customers over the past year, accounting for the increase in balances. It is anticipated that these balances will increase during the third quarter of 2012 as a result of seasonal tax deposits.

QNB CORP. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (continued)

Average money market accounts increased $4,202,000, or 6.1%, to $73,556,000 for the second quarter of 2012 compared with the same period in 2011. When comparing these same periods interest expense on money market accounts decreased $18,000 to $66,000 and the average interest rate paid declined 12 basis points to 0.36% for the second quarter of 2012. The decline in interest expense and the rate paid is a function of the overall decline in market rates.

During the second quarter of 2009 QNB introduced an online eSavings account to compete with other online savings accounts. This product was introduced at a yield of 1.85% and has been extremely successful having grown to $146,462,000 at June 30, 2012. As market rates declined, the eSavings yield was also reduced and was 0.75% at June 30, 2012. The average yield paid on these accounts was 0.85% for the second quarter of 2012 compared with a yield of 1.10% for the second quarter of 2011. The average balance of this product was $140,847,000 for the second quarter of 2012 compared to $100,045,000 for the second quarter of 2011 and contributed to the $36,677,000, or 24.0%, increase in total average savings accounts when comparing the two quarters. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category; however, experienced little change when comparing the second quarter 2012 average to the same 2011 quarter. The average rate paid on total savings accounts decreased 12 basis points from 0.79% for the second quarter of 2011 to 0.67% for the second quarter of 2012 while interest expense increased 5.0% from $300,000 to $315,000 over the same period.

The repricing of time deposits at lower rates has had the greatest impact on total interest expense when comparing the two quarters. Total interest expense on time deposits decreased $158,000, or 13.8%, to $987,000 for the second quarter of 2012. Average total time deposits decreased by $5,625,000, or 1.9%, to $285,491,000 for the second quarter of 2012. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. Over the course of 2011 and the first six months of 2012 a significant amount of time deposits have repriced lower as rates have declined. The average rate paid on time deposits decreased from 1.58% to 1.39% when comparing the second quarter of 2011 to the same period in 2012.

Approximately $163,487,000, or 57.4%, of time deposits at June 30, 2012 will reprice or mature over the next 12 months. The average rate paid on these time deposits is approximately 0.96%. Given the short-term nature of QNB’s time deposit portfolio and the current rates being offered, it is likely that the average rate paid on time deposits may continue to decline slightly in the near term as higher costing time deposits are repriced lower. However, given the short-term nature of these deposits interest expense could increase if short-term time deposit rates were to increase suddenly.

Short-term borrowings are primarily comprised of sweep accounts structured as repurchase agreements with our commercial customers. Interest expense on short-term borrowings decreased from $58,000 for the second quarter of 2011 to $26,000 for the second quarter of 2012. When comparing these same periods average balances decreased from $26,560,000 to $21,596,000 while the average rate paid declined from 0.88% to 0.49%.

Interest expense on long-term debt decreased from $244,000 for the second quarter of 2011 to $95,000 for the same period in 2012. In April 2012, $15,000,000 of debt at a rate of 4.75% matured and was repaid. Average long-term debt was $7,932,000 for the second quarter of 2012 compared with $20,305,000 for the second quarter of 2011. The average rate paid for both periods was 4.75%.

QNB CORP. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (continued)

Six Month Comparison

For the six-month period ended June 30, 2012 tax-equivalent net interest income decreased $493,000, or 3.3%. Average earning assets increased $49,471,000, or 6.3%, to $838,856,000 with average investment securities and loans increasing 15.0% and 0.9%, respectively. Average total deposits increased $56,284,000, or 8.0%, to $762,086,000 for the six-month period ended June 30, 2012 compared to the same period in 2011. The net interest margin on a tax-equivalent basis was 3.51% for the six-month period ended June 30, 2012 compared with 3.87% for the same period in 2011.

Total interest income on a tax-equivalent basis decreased $1,193,000, from $19,305,000 to $18,112,000, when comparing the six-month periods ended June 30, 2011 and June 30, 2012 as the additional interest income generated from the growth in earning assets was offset by the impact of declining yields on those assets. Interest income increased $947,000 as a result of volume increases but declined $2,140,000 as a result of lower yields. The analysis of the six-month comparison periods is similar to what was described in the quarterly analysis; strong deposit growth combined with minimal loan demand has resulted in significant growth of the investment securities portfolio. These factors when combined with the historically low interest rate environment and the repricing of earning assets has resulted in a decline in net interest income and the net interest margin.

Average loans increased $4,392,000 to $481,318,000 while average investment securities increased $44,769,000 when comparing the six-month periods. The yield on earning assets decreased from 4.93% to 4.34% for the six-month periods with the yield on loans decreasing from 5.81% to 5.33% during this time. The yield on investments decreased from 3.73% to 3.11% when comparing the six-month periods. As discussed previously, the decline in yields reflects the impact of historically low levels of interest rates over the past several years. The impact has been more significant on the investment portfolio as many of the bonds have call features which have been exercised by the issuers or are subject to prepayments as mortgages are refinanced.

Total interest expense decreased $700,000, from $4,175,000 for the six-month period ended June 30, 2011 to $3,475,000, for the six-month period ended June 30, 2012. Most of the decrease in interest expense was a result of lower rates paid on deposits, especially time deposits. Interest expense on interest-bearing deposits declined by $494,000 with interest expense on time deposits declining $431,000. The average rate paid on time deposits decreased 25 basis points to 1.40% from 1.65% when comparing the six-month periods ended June 30, 2012 and 2011. The average balance of total time deposits declined $9,799,000, or 3.3% to $285,392,000 for the six months ended June 30, 2012 compared with the similar 2011 period.

While the average balances on time deposits declined when comparing the six-month periods, the average balances of transaction accounts increased significantly as customers sought the liquidity of these accounts as well as the higher rate being offered on the QNB-Rewards checking product and the Online eSavings product. Interest expense on interest-bearing demand deposits decreased $67,000, as the 19 basis point decrease in the average rate paid more than offset the impact on interest expense of the $9,564,000, or 10.9%, increase in average balances. The interest rate paid on interest-bearing demand accounts decreased from 0.52% for the first half of 2011 to 0.33% for the first half of 2011. As discussed previously, a reduction in the rate paid on the QNB-Rewards checking account was the primary factor for the decrease in cost of funds in this category.

Interest expense on money market accounts declined by $41,000 to $137,000 for the six month period ended June 30 2012 as the average rate paid declined from 0.50% for the first half of 2011 to 0.36% for the first half of 2012. The impact of lower rates on interest expense more than offset the impact of the 6.1% increase in average balances. As noted previously much of the growth in deposits was savings accounts and more specifically the Online eSavings product. Average savings account balances increased $38,461,000, or 26.6% to $183,288,000 while the average rate paid decreased from 0.81% to 0.69%. The combination of these elements resulted in a $48,000 increase in interest expense on savings accounts.

QNB CORP. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (continued)

Also contributing to the reduction in interest expense when comparing the six-month periods was lower expense related to both short-term and long-term debt. Interest expense on short-term borrowings declined from $113,000 for the first six months of 2011 to $53,000 for the same period in 2012 as the average rate paid declined from 0.88% for 2011 to 0.50% for 2012 and average balances declined by $4,578,000, or 17.7%. Interest expense on long-term debt declined by $146,000, primarily the result of the repayment of $15,000,000 in April 2012 as discussed previously.

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

Management closely monitors the quality of its loan portfolio and performs a quarterly analysis of the appropriateness of the allowance for loan losses and the level of unallocated reserves. This analysis considers a number of relevant factors including: specific impairment reserves, historical loan loss experience, general economic conditions, levels of and trends in delinquent and non-performing loans, levels of classified loans, trends in the growth rate of loans and concentrations of credit.

Economic conditions over the past few years have contributed to high rates of unemployment and a softening of the residential and commercial real estate markets. These factors have had a negative impact on both consumers and small businesses and have contributed to higher than historical levels of net charge-offs until the second quarter of 2012 when the Bank actually experienced net recoveries. Increases in specific reserves and in the amount of non-performing, impaired and classified loans has also been a consequence of the influences noted previously. These factors when combined with the inherent risk related to the significant growth in the loan portfolio prior to 2011 and continued concerns related to economic conditions had resulted in elevated levels of the provision for loan losses and the allowance for loan losses. The second quarter of 2012 actually resulted in net recoveries for the first time in several years and coupled with other considerations, including only moderate growth in loans and a stabilization in the amount of non-performing loans, resulted in no required addition to the allowance for loan losses in the quarter. Since December 31, 2008, the start of the financial crisis, QNB has increased its allowance for loan losses from $3,836,000, or 0.95% of total loans, to $9,467,000, or 1.92% of total loans at June 30, 2012. Over the past year the allowance for loan losses has increased steadily representing $9,241,000, or 1.89% of total loans at December 31, 2011, and $8,850,000, or 1.86% of total loans at June 30, 2011. The allowance for loan losses at June 30, 2012 is at a level that QNB management believes is adequate as of that date based on its analysis of known and inherent losses in the portfolio.

QNB did not record a provision for loan losses for the second quarter of 2012 as a result of a stabilization in the amount of non-performing loans over the past several quarters, net recoveries for the quarter ended June 30, 2012 and modest growth in outstanding loan balances. A provision for loan losses of $450,000 was recorded in the second quarter of 2011. QNB recorded a provision for loan losses of $300,000 for the first six months of 2012 and $1,100,000 in the first half of 2011. Net loan recoveries were $12,000 for the second quarter of 2012, or -0.01% annualized of total average loans, compared with charge-offs of $792,000 for the second quarter of 2011, or 0.67% annualized of total average loans. For the six month periods ended June 30, 2012 and 2011 net loan charge-offs were $73,000, or 0.03% annualized, and $1,205,000, or 0.51% annualized, respectively.

QNB CORP. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES (continued)

The level of non-performing loans peaked at September 30, 2011 at $21,956,000 and has stabilized over the past three quarters as referenced in the following table. At June 30, 2012, non-performing loans totaled $20,824,000, as compared to $21,390,000 at December 31, 2011 and $11,882,000 at June 30, 2011. Non-performing loans have risen from 2.49% of total loans at June 30, 2011 to 4.23% at June 30, 2012. The largest increase in non-performing loans from June 30, 2011 took place between the second and third quarter of 2011. It was primarily the result of several large commercial loan relationships that had signs of financial difficulty and collateral values that were below the carrying value of the loan. These loans were placed on non-accrual status because it is possible that all principal and interest payments will not be received as expected. Loans on non-accrual status were $16,264,000 at June 30, 2012 compared with $18,597,000 at December 31, 2011 and $9,455,000 at June 30, 2011. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on the updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Of the total amount of non-accrual loans at June 30, 2012, $10,823,000, or more than 66%, were current or past due less than 30 days at quarter end.

Delinquent loans are considered performing loans and exclude non-accrual loans, restructured loans and loans 90 days or more past due and still accruing interest (all of which are considered non-performing loans). Total delinquent loans at June 30, 2012, December 31, 2011 and June 30, 2011 represent 0.66%, 0.58% and 0.59% of total loans, respectively.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans and indirect lease financing loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. At June 30, 2012 and December 31, 2011, the recorded investment in loans for which impairment has been identified totaled $33,932,000 and $30,368,000 of which $28,914,000 and $21,822,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $5,018,000 and $8,546,000 at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012 and December 31, 2011, the related allowance for loan losses associated with these loans was $2,540,000 and $2,065,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

QNB CORP. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES (continued)

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	June 30,	December 31,	June 30,
	2012	2011	2011
Non-accrual loans	$16,264	$18,597	$9,455
Loans past due 90 days or more and still accruing interest	475	380	10
Restructured loans (not included above)	4,085	2,413	2,417
Total non-performing loans	20,824	21,390	11,882
Other real estate owned and repossessed assets	1,151	826	-
Non-accrual investment securities	2,015	1,929	1,962
Total non-performing assets	$23,990	$24,145	$13,844

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$480,455	$476,612	$476,926
Total loans, net of unearned fees and costs	491,263	489,936	476,553

Allowance for loan losses	9,467	9,241	8,850

Allowance for loan losses to:
Non-performing loans	45.47%	43.20%	74.48%
Total loans, net of unearned fees and costs	1.92%	1.89%	1.86%
Average total loans (YTD)	1.97%	1.94%	1.86%

Non-performing loans to total loans	4.23%	4.36%	2.49%
Non-performing assets to total assets	2.70%	2.78%	1.65%

An analysis of loan charge-offs for the three and six months ended June 30, 2012 compared to 2011 is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Net charge-offs (recoveries)	$(12)	$792	$73	$1,205

Annualized net charge-offs (recoveries) to:
Total loans, net of unearned fees and costs	-0.01%	0.67%	0.03%	0.51%
Average total loans (YTD)	-0.01%	0.67%	0.03%	0.51%
Allowance for loan losses	-0.50%	35.89%	1.55%	27.48%

QNB CORP. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-Interest Income Comparison
	Three Months Ended		Change from		Six Months Ended		Change from
	June 30,		Prior Year		June 30,		Prior Year
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Fees for services to customers	$345	$347	$(2)	-0.6%	$684	$674	$10	1.5%
ATM and debit card	367	366	1	0.3%	731	694	37	5.3%
Bank-owned life insurance	78	80	(2)	-2.5%	156	190	(34)	-17.9%
Merchant income	101	82	19	23.2%	186	144	42	29.2%
Net gain (loss) on investment securities	141	54	87	161.1%	530	11	519	4718.2%
Net gain on sale of loans	231	18	213	1183.3%	458	57	401	703.5%
Other	63	123	(60)	-48.8%	147	240	(93)	-38.8%
Total	$1,326	$1,070	$256	23.9%	$2,892	$2,010	$882	43.9%

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and check card income, income on bank-owned life insurance, merchant income and gains and losses on the sale of investment securities and residential mortgage loans.

Quarter to Quarter Comparison

Total non-interest income for the second quarter of 2012 was $1,326,000, an increase of $256,000, compared to $1,070,000 for the second quarter of 2011.

Fees for services to customers were $345,000 for the second quarter of 2012, a $2,000, or 0.6%, decrease from the same period in 2011. Overdraft income, representing approximately 65% of total fees for services to customers during the second quarter of 2012, declined by $14,000. The decline in overdraft income was partially offset by increase in service charges on checking accounts, transfer fees to protect against overdrafts, internet banking fees and other miscellaneous fees.

Merchant income represents fees charged to merchants for the bank’s handling of credit card or charge sales. Merchant income was $101,000 for the second quarter of 2012, an increase of $19,000, or 23.2%, from the amount reported in the same period in 2011. The increase in merchant income is primarily a result of an increase in the number of merchant’s using QNB services.

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

Net investment securities gains were $141,000 for the quarter ended June 30, 2012 compared with net gains of $54,000 for the comparable quarter in 2011. During the second quarter of 2012 the Company sold approximately $9.3 million of mortgage backed securities and CMO’s that were purchased at a premium and because of the decline in interest rates were seeing significant prepayments which were resulting in very low yields. The gain recognized on the sale of these securities was $101,000. Also included in the second quarter of 2012 securities gains were $40,000 recorded on the sale of equity securities. In the second quarter of 2011, QNB sold several CMO’s at a net gain of $40,000 and equity securities at a gain of $14,000. There were no credit-related OTTI charges during the second quarter of 2012 or 2011.

QNB CORP. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME (Continued)

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. The net gain on the sale of residential mortgage loans was $231,000 and $18,000 for the quarters ended June 30, 2012 and 2011, respectively. This $213,000 increase in the net gain on sale of loans was a result of an increase in the amount of residential mortgage refinancing activity and the amount of gains recorded on the sale of these mortgages. Contributing to the increase in the gain per loan was the interest rate environment at the time of sale. In 2012, interest rates were declining during most of the first six months of the year resulting in larger gains being recorded per sale. Proceeds from the sale of residential mortgages were $6,451,000 and $370,000 for the second quarters of 2012 and 2011, respectively.

The $60,000 decrease in other non-interest income when comparing the two quarters is primarily the result of a decrease in mortgage servicing income and letter of credit fees. Mortgage servicing income declined $40,000 when comparing the three months ended June 30, 2012 with the same period in 2011. When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to, and over, the period of net servicing income or loss. On a quarterly basis, servicing assets are assessed for impairment based on their fair value. During the second quarter of 2012, a $21,000 impairment charge was recorded. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded. As a result of the significant decline in mortgage interest rates and the resulting increase in refinancing activity, prepayment speeds increased. This had the impact of reducing the income on mortgage servicing as the related servicing asset must be written off when a loan is paid in full. Letter of credit fees declined by $10,000 when comparing the second quarter of 2012 to the same quarter in 2011. The reduction is primarily related to a large letter of credit to a commercial customer that expired during the fourth quarter of 2011.

Six-Month Comparison

Total non-interest income for the six month periods ended June 30, 2012 and 2011 was $2,892,000 and $2,010,000, respectively. Excluding net gains on investment securities and loans for both periods total non-interest income was $1,904,000 and $1,942,000, a decrease of $38,000, or 1.9%.

Fees for services to customers increased $10,000, or 1.5%, to $684,000 for the six-month period ended June 30, 2012. An increase in checking account activity fees, transfer fees to protect against overdrafts, internet banking fees and other miscellaneous fees offset a $19,000 decline in overdraft income when comparing the six-month periods.

ATM and debit card income is primarily comprised of transaction income on debit cards and ATM cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $731,000 for the first half of 2012, an increase of $37,000, or 5.3%, from the amount recorded during the first half of 2011. Debit card income increased $21,000, or 4.6%, to $474,000, while ATM interchange income increased $18,000, or 8.9%, to $221,000. The increase in debit and ATM card income was a result of the continuing increased reliance on the card as a means of paying for goods and services by both consumers and business cardholders. The higher rate of increase in ATM PIN-based transactions is a function of some merchants recommending lower-costing PIN based transactions over higher costing signature debit transactions as well as an increase in the amount QNB receives per transaction. Helping to contribute to the growth is the QNB Rewards checking product, a high-yield checking account which requires, among other terms, the posting of a minimum of twelve debit card purchase transactions per statement cycle to receive the high interest rate. The passage of the Dodd-Frank Act could have negative implications on the amount of interchange income earned by QNB in the future. The impact at this time is unknown.

QNB CORP. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME (Continued)

Income on bank-owned life insurance (BOLI) represents the earnings and death benefits on life insurance policies in which the Bank is the beneficiary. Income on BOLI was $156,000 and $190,000 for the first six months of 2012 and 2011, respectively. Included in total BOLI income for 2011 was the recognition of a death benefit payment of $31,000 received during the first quarter on a life insurance policy in which the Bank was the beneficiary. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which minimize how low the earnings rate can go. Some of these policies are currently at their floor.

Merchant income was $186,000 for the first six months of 2012, an increase of $42,000, or 29.2%, from the amount reported in the same period in 2011. As noted above, the increase in merchant income is primarily a result of an increase in the number of merchant’s using QNB services.

Net gains on investment securities were $530,000 for the first six months of 2012 compared with gains of $11,000 in 2011. Included in the 2012 securities gains were $427,000 of gains recorded on the sale of equity securities. With the outstanding performance of the U.S. equity markets in the first quarter of 2012, QNB elected to sell some equity holdings and recognize gains. The other gains during 2012 relate to gains on the sale of fixed income securities as discussed in the quarterly analysis above.

The net gain on the sale of residential mortgage loans was $458,000 and $57,000 for the six months ended June 30, 2012 and 2011, respectively. As noted previously, as a result of historically low mortgage rates, residential mortgage refinancing activity has increased significantly as has the amount of gains recorded on the sale of these mortgages. Proceeds from the sale of residential mortgages were $11,942,000 and $3,081,000 for the first half of 2012 and 2011, respectively.

Other non-interest income was $147,000 for the first six months of 2012, a decrease of $93,000 from the amount recorded in 2011. Similar to the quarter, a $53,000 decrease in mortgage servicing income and a $23,000 decrease in letter of credit fees account for the majority of the difference.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	Three Months Ended		Change from		Six Months Ended		Change from
	June 30,		Prior Year		June 30,		Prior Year
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Salaries and employee benefits	$2,548	$2,408	$140	5.8%	$5,174	$4,795	$379	7.9%
Net occupancy	397	370	27	7.3%	821	767	54	7.0%
Furniture and equipment	373	320	53	16.6%	703	623	80	12.8%
Marketing	256	206	50	24.3%	457	381	76	19.9%
Third-party services	365	340	25	7.4%	704	588	116	19.7%
Telephone, postage and supplies	156	158	(2)	-1.3%	306	306	-	0.0%
State taxes	167	150	17	11.3%	327	300	27	9.0%
FDIC insurance premiums	162	276	(114)	-41.3%	342	538	(196)	-36.4%
Other	404	356	48	13.5%	845	706	139	19.7%
Total	$4,828	$4,584	$244	5.3%	$9,679	$9,004	$675	7.5%

QNB CORP. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE (continued)

Quarter to Quarter Comparison

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services, FDIC insurance premiums, regulatory assessments and taxes and various other operating expenses. Total non-interest expense was $4,828,000 for the second quarter of 2012, an increase of $244,000, or 5.3%, compared to the second quarter of 2011. QNB’s overhead efficiency ratio, which represents the percentage of each dollar of revenue that is used for non-interest expense, is calculated by taking non-interest expense divided by net operating revenue on a tax-equivalent basis. QNB’s efficiency ratios were 56.0% and 52.5% for the three months ended June 30, 2012 and 2011, respectively, and compare favorably with Pennsylvania commercial banks with assets between $500 million and $1 billion which had an average efficiency ratio of 66.9% for the first quarter of 2012, the most recent period available.

Salaries and benefits is the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense for the second quarter of 2012 was $2,548,000, an increase of $140,000, or 5.8%, over the $2,408,000 reported in the second quarter of 2011. Salary expense increased $96,000, or 5.0%, during the period to $2,021,000. A two person increase in the number of full-time equivalent employees, including the addition of a Chief Information & Technology Officer during the third quarter of 2011, along with promotion and merit increases contributed to the increase in salary expense. Comparing the two quarters, benefits expense increased $44,000, or 9.1%, to $527,000. Medical related expenses increased $61,000 when comparing the two periods. In 2012, QNB switched from a premium based indemnity plan to a self-funded plan offered through the Pennsylvania Banker’s Association. Claims during 2012 have been higher than what was experienced in 2011. Included in second quarter 2011 benefits expense was the payment of $28,000 in relocation costs for the Chief Operating Officer.

Net occupancy expense increased $27,000, or 7.3%, to $397,000 for the second quarter of 2012 while furniture and equipment expense increased $53,000, or 16.6%, to $373,000 for the same period. Rent expense increased $14,000 which relates principally to higher ongoing common area maintenance costs on some leased properties and scheduled increases in rent at several leased locations. Also contributing to the increase in net occupancy expense was a $9,000, or 18.0%, increase in building repairs and maintenance costs. The increase in furniture and equipment expense relates primarily to a $48,000 increase in depreciation and amortization expense on new equipment and computer software.

Marketing expense increased $50,000, or 24.3%, to $256,000 for the quarter ended June 30, 2012. Advertising expense increased $43,000 primarily a result of increased use of outdoor and direct mail advertising.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $25,000, or 7.4%, to $365,000 for the three months ended June 30, 2012 when compared to the same period in 2011. The largest portion of the increase related to third party IT services for ongoing costs associated with the new online and mobile banking system introduced in the third quarter of 2011. Partially offsetting this increase was a reduction in consulting expenses. During the second quarter of 2011 an executive search firm was used to hire a Chief Information and Technology Officer.

State tax expense represents the accrual of the Pennsylvania shares tax, which is based on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $167,000 for the second quarter of 2012, an increase of $17,000 compared to the same period in 2011. The Bank’s Pennsylvania Shares Tax was $158,000 for the second quarter of 2012, an increase of $10,000 resulting from an increase in the Bank’s equity. The Company’s capital stock tax increased $7,000 when comparing the two quarters.

FDIC insurance premium expense decreased $114,000, or 41.3%, to $162,000, when comparing the second quarter of 2012 to 2011. The decrease in FDIC insurance expense reflects a reduction in the rate charged and the change in the method of calculating the basis of the premium effective in 2011.

QNB CORP. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE (continued)

Other non-interest expense increased $48,000, or 13.5%, to $404,000 for the second quarter of 2012. The majority of the increase relates to expenses associated with other real estate owned including taxes, insurance and maintenance costs related to the properties held by the Bank., employee training and director’s fees.

Six-Month Comparison

Total non-interest expense was $9,679,000 for the six-month period ended June 30, 2012 compared to $9,004,000 for the same period in 2011, an increase of $675,000, or 7.5%.

Salaries and benefits expense increased $379,000, or 7.9%, to $5,174,000 for the six months ended June 30, 2012 compared to the same period in 2011. Salary expense increased $271,000, or 7.2%, during the period to $4,056,000. Similar to the quarter, a four person increase in full-time equivalent employees, including the hiring of a Chief Information and Technology Officer, as well as normal merit increases contributed to the increase in salary expense. Comparing the six month periods, benefits expense increased $108,000, or 10.7%, to $1,118,000. Of this increase in benefits expense medical related benefits contributed $89,000 as discussed in the quarterly review. Payroll related tax expense increased $28,000 and retirement plan expense increased $26,000, when comparing the six-month periods, both a function of higher salary expense. Included in 2011 benefits expense was $32,000 in relocation costs for the Chief Operating Officer.

Net occupancy expense increased $54,000, or 7.0%, to $821,000 for the first half of 2012 while furniture and equipment expense increased $80,000, or 12.8%, to $703,000 for the same period. As was the case for the quarter most of the increase in net occupancy expense pertains to an increase in rent expense resulting from adjustments to common area maintenance costs on some leased properties and scheduled rent increases on several leased properties. The increase in furniture and equipment expense relates to a $67,000 increase in depreciation and amortization expense on new equipment and computer software as well as higher equipment maintenance costs of $24,000.

Marketing expense increased $76,000, or 19.9% to $457,000 for the first six months of 2012. As was the case for the quarter, advertising expense increased $44,000 while public relations and donations expense increased $38,000. QNB contributes to many not-for-profit organizations and clubs and sponsors many local events in the communities it serves.

Third party services expense increased $116,000, or 19.7%, to $704,000 for the six months ended June 30, 2012 when compared to the same period in 2011. As discussed above most of this increase relates to ongoing costs associated with the new online and mobile banking system introduced during the third quarter of 2011 and the outsourcing of email services to a third party provider during the second quarter of 2011.

State tax expense was $327,000 for the first half of 2012, an increase of $27,000 compared to the same period in 2011. The Bank’s Pennsylvania Shares Tax was $317,000 for the first six months of 2012, an increase of $21,000 resulting from an increase in the Bank’s equity. The Company’s capital stock tax increased $6,000 when comparing the same periods.

FDIC insurance premium expense decreased $196,000, or 36.4%, to $342,000, when comparing the six months ended

June 30, 2012 to the same period in 2011. As noted earlier, the decrease in FDIC insurance expense reflects a reduction in the rate charged and the change in the method of calculating the basis of the premium effective in 2011.

Other non-interest expense increased $139,000, or 19.7%, to $845,000 for the first half of 2012 compared to the first six months of 2011. Expenses related to other real estate owned increased $78,000 when comparing the six month periods while employee training and director’s fees increased $15,000 and $23,000, respectively, during these same periods.

QNB CORP. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 2012, QNB’s net deferred tax asset was $1,220,000. The primary components of deferred taxes are a deferred tax asset of $3,219,000 relating to the allowance for loan losses, a deferred tax asset of $121,000 generated by OTTI charges on equity securities and a deferred tax asset of $435,000 related to OTTI charges on trust preferred securities. Partially offsetting these deferred tax assets was a deferred tax liability of $2,391,000 resulting from unrealized gains on available-for-sale securities. As of June 30, 2011, QNB’s net deferred tax asset was $1,668,000. The primary components of deferred taxes at June 30, 2011 are a deferred tax asset of $3,009,000 relating to the allowance for loan losses, a deferred tax asset of $188,000 generated by OTTI charges on equity securities and a deferred tax asset of $435,000 related to OTTI charges on trust preferred securities. Partially offsetting these deferred tax assets was a deferred tax liability of $1,603,000 resulting from unrealized gains on available-for-sale securities.

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

Applicable income taxes and effective tax rates were $769,000, or 23.5%, for the three-month period ended June 30, 2012, and $752,000, or 23.6%, for the same period in 2011. For the six-month periods ended June 30, 2012 and 2011 applicable income taxes and the effective tax rates were $1,519,000, or 23.4% and $1,368,000, or 22.7%, respectively.

FINANCIAL CONDITION ANALYSIS

The following balance sheet analysis compares average balance sheet data for the six months ended June 30, 2012 and 2011, as well as the period ended balances as of June 30, 2012 and December 31, 2011.

Average earning assets for the six-month period ended June 30, 2012 increased $49,471,000, or 6.3%, to $838,856,000 from $789,385,000 for the six months ended June 30, 2011. The mix of earning assets has changed somewhat when comparing the two periods. Average loans increased $4,392,000, or 0.9%, while average investment securities increased $44,769,000, or 15.0%. Average loans represented 57.4% of earning assets for the first six months of 2012, while average investment securities represented 40.9% of earning assets for the same period. This compares to 60.4% and 37.7%, respectively, for the first six months of 2011. Given the lack of loan demand and the relatively low yield of 0.25% on interest-bearing deposits at the Federal Reserve Bank, the decision was made to try and stay as fully invested as possible, while still retaining adequate liquidity.

QNB’s primary business is accepting deposits and making loans to meet the credit needs of the communities it serves. Loans are the most significant component of earning assets and growth in loans to small businesses and residents of these communities has been a primary focus of QNB. Inherent within the lending function is the evaluation and acceptance of credit risk and interest rate risk. QNB manages credit risk associated with its lending activities through portfolio diversification, underwriting policies and procedures and loan monitoring practices. Total loans increased 3.3% between June 30, 2011 and June 30, 2012 but only 0.3% since December 31, 2011. Loan growth which had been strong for 2009 and most of 2010, slowed significantly beginning in the fourth quarter of 2010. As a result of economic conditions both in the United States and in Europe, as well as political and tax uncertainty in Washington D.C. businesses appear to be holding off investing in new equipment or any other type of financing and are paying down their lines with excess cash. Despite the lack of demand QNB is committed to make credit available to its customers.

Average total commercial loans increased $7,339,000 when comparing the first six months of 2012 to the first six months of 2011. Most of the 1.9% growth in average commercial loans was in commercial and industrial loans, which increased $11,451,000, or 13.1%, to $98,930,000. Commercial and industrial loans represent commercial purpose loans that are either secured by collateral other than real estate or unsecured. Many of these loans are for operating lines of credit. Average loans secured by real estate, either commercial or residential properties decreased $7,101,000, or 2.7%, when comparing the average balances for the six month periods while average tax-exempt loans to state and municipal organizations increased $2,989,000, or 9.5%, over the same time period.

QNB CORP. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS (continued)

Average residential real estate loans increased $3,936,000, or 16.8%, to $27,298,000 for the first six months of 2012 as historically low interest rates have resulted in an increase in residential mortgage activity. Of this increase $1,579,000 represents adjustable rate loans while the remainder of the growth is in fixed rate loans primarily loans with a 15 year maturity, low loan-to-values and excellent credit. QNB sells most of its fixed rate originations to Freddie Mac.

Average home equity loans continue to decline with average balances decreasing from $56,385,000 for the first half of 2011 to $51,286,000 for the first six months of 2012. With the decline in mortgage interest rates that took place, customers have paid down their home equity loans when they refinance their first mortgage. The other impact of the low interest rate environment is movement from fixed rate home equity loans to floating rate lines tied to the prime rate.

Total investment securities were $359,081,000 at June 30, 2012 and $349,418,000 at December 31, 2011. Despite the level of activity during the first six months of the year the composition of the portfolio is little changed since December 31, 2011.

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

QNB does own CDOs in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by banks or bank holding companies, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. QNB holds eight of these securities with an amortized cost of $3,609,000 and a fair value of $2,015,000 at June 30, 2012. There was no credit-related other-than-temporary impairment charge in the first half of 2012 or 2011. It is possible that future calculations could require recording additional other-than-temporary impairment charges through earnings. For additional detail on these securities see Note 7 Investment Securities and Note 9 Fair Value Measurements and Disclosures.

For the most part, earning assets are funded by deposits. Total average deposits increased $56,284,000, or 8.0%, to $762,086,000 for the first six months of 2012 compared to the first six months of 2011. Customers are continuing to look for the safety of FDIC insured deposits and the stability of a strong local community bank as opposed to the volatility of the equity markets and the uncertainty of the larger regional and national banks.

Most of the increase in average deposits was in savings accounts which increased $38,461,000, or 26.6%, to $183,288,000 for the first half of 2012. The growth in savings accounts is largely due to the success of QNB’s newest deposit product, Online eSavings. Average non-interest bearing demand accounts increased $2,703,000, or 4.3%, when comparing the six month periods with growth in personal accounts being the primary contributor. Average interest-bearing demand and municipal accounts increased $9,564,000, or 10.9%, and $10,967,000, or 24.9%, respectively, when comparing the first six months of 2012 and 2011. Business accounts and Select 50 accounts were the primary contributors to the growth of the interest-bearing demand accounts while the growth in relationships with a couple of school districts contributed to the increase in municipal balances. Total average time deposits decreased $9,799,000, or 3.3%, when comparing the two six-month periods as customers were looking for the liquidity of transaction accounts including the eSavings product.

Total assets at June 30, 2012 were $890,136,000 compared with $868,804,000 at December 31, 2011, an increase of $21,332,000, or 2.5%. Total investment securities increased $9,663,000 and cash and cash equivalents increased $9,708,000 when comparing December 31, 2011 to June 30, 2012. Total loans increased $1,327,000, or 0.3%, to $491,263,000 at June 30, 2012. As discussed previously the demand for loans by businesses and consumers has slowed dramatically.

QNB CORP. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS (continued)

On the liability side, total deposits increased by $30,295,000, or 4.0%, since year-end. Similar to prior periods, the growth was centered in lower-cost core deposits, including savings accounts which increased $27,823,000, or 16.6%, to $195,456,000. The increase in savings accounts is attributable to the Online eSavings product whose balances increased from $117,871,000 at December 31, 2011 to $146,462,000 at June 30, 2012. The rate on this account has been reduced during the first half of the year from 1.00% at December 31, 2011 to 0.75% as of June 30, 2012. Money market accounts decreased $8,634,000, or 10.8%, from $79,856,000 at December 31, 2011 to $71,222,000 at June 30, 2012. The decrease was primarily in business accounts which decreased by $8,116,000. These deposits can be volatile depending on the timing of deposits and withdrawals. Time deposits decreased slightly by $27,000 from $285,024,000 at December 31, 2011 to $284,997,000 at June 30, 2012 as customers continue to look for liquidity in anticipation of rising interest rates.

Short-term borrowings increased $2,549,000 from $24,021,000 at December 31, 2011 to $26,570,000 at June 30, 2012. The majority of these balances are commercial sweep accounts which are also volatile based on businesses receipt and disbursement of funds.

Long-term debt declined $15,006,000 from $20,299,000 at December 31, 2011. In April 2012, at maturity, $15,000,000 of repurchase agreements at a weighted average rate of 4.75% were repaid.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At June 30, 2012, the Bank had a maximum borrowing capacity with the FHLB of approximately $203,930,000. The maximum borrowing capacity changes as a function of qualifying collateral assets. QNB has no outstanding borrowings with the FHLB at June 30, 2012. In addition, the Bank maintains two unsecured Federal funds lines with two correspondent banks totaling $18,000,000. At June 30, 2012, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn. As part of its contingency funding plan QNB successfully tested its ability to borrow from these sources during the third quarter of 2011.

Total cash and cash equivalents, available-for-sale investment securities and loans held-for-sale totaled $379,646,000 and $359,581,000 at June 30, 2012 and December 31, 2011, respectively. The increase in liquid sources is primarily the result of a $7,219,000 increase in interest-bearing cash at the Federal Reserve Bank and a $10,703,000 increase in available-for-sale investment securities. This source of liquidity was primarily funded from an increase in total deposits. The sources and level of liquidity maintained should be adequate to meet normal fluctuations in loan demand or deposit withdrawals. With the current low interest rate environment, it is anticipated that the investment portfolio will continue to provide significant liquidity as agency and municipal bonds are called and as cash flow on mortgage-backed and CMO securities continues to be steady. In the event that interest rates would increase the cash flow available from the investment portfolio could decrease.

QNB CORP. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY (continued)

Approximately $122,720,000 and $158,189,000 of available-for-sale securities at June 30, 2012 and December 31, 2011, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at June 30, 2012 was $74,679,000, or 8.39% of total assets, compared to shareholders' equity of $70,841,000, or 8.15% of total assets, at December 31, 2011. Shareholders’ equity at June 30, 2012 and December 31, 2011 included a positive adjustment of $4,641,000 and $4,665,000, respectively, related to unrealized holding gains, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 7.91% and 7.66% at June 30, 2012 and December 31, 2011, respectively.

Average shareholders' equity and average total assets were $68,436,000 and $868,905,000 for the first six months of 2012, an increase of 7.8% and 3.3%, respectively, from the averages for the year ended December 31, 2011. The ratio of average total equity to average total assets was 7.88% for the first six months of 2012 compared to 7.55% for all of 2011.

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

QNB CORP. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL ADEQUACY (continued)

The following table sets forth consolidated information for QNB Corp.:

Capital Analysis	June 30, 2012	December 31, 2011
Tier I
Shareholder's equity	$74,679	$70,841
Net unrealized securities gains	(4,641)	(4,665)
Total Tier I risk-based capital	$70,038	$66,176

Tier II
Allowable portion: Allowance for loan losses	$7,360	$7,270
Unrealized gains on equity securities	100	248
Total risk-based capital	$77,498	$73,694
Risk-weighted assets	$586,705	$579,633
Average assets	$871,956	$870,133

Capital Ratios	June 30, 2012	December 31, 2011
Tier I capital/risk-weighted assets	11.94%	11.42%
Total risk-based capital/risk-weighted assets	13.21%	12.71%
Tier I capital/average assets (leverage ratio)	8.03%	7.61%

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for the total risk-based capital and 4.00% for leverage. All capital ratios have improved from December 31, 2011 to June 30, 2012.

During the first quarter of 2010, QNB began offering a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $422,000 to capital during first half of 2012.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of June 30, 2012, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There were no shares repurchased under the plan since the first quarter of 2009.

Continuing to impact risk-weighted assets is an additional $26,172,000 of risk-weighted assets due to mezzanine tranches of pooled trust preferred securities that were downgraded below investment grade during the first quarter of 2009. Although the amortized cost of these securities was only $3,609,000 at June 30, 2012, regulatory guidance required an additional $26,172,000 to be included in risk-weighted assets. The Bank utilized the method as outlined in the Call Report Instructions for an available-for-sale bond that has not triggered the Low Level Exposure (LLE) rule. The mezzanine tranches of CDOs that utilized this method of risk-weighting are five out of eight pooled trust preferred securities (PreTSLs) held by the Bank as of June 30, 2012. The other three pooled trust preferred securities have only one tranche remaining so the treatment noted above does not apply.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At June 30, 2012 and December 31, 2011, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

JUNE 30, 2012

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

April 1, 2012 through April 30, 2012	-	-	-	42,117
May 1, 2012 through May 31, 2012	-	-	-	42,117
June 1, 2012 through June 30, 2012	-	-	-	42,117
Total	-	-	-	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

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

QNB Corp.

Date: August 10, 2012	By:	/s/ Thomas J. Bisko
Thomas J. Bisko
Chief Executive Officer

Date: August 10, 2012	By:	/s/ Bret H. Krevolin
Bret H. Krevolin
Chief Financial Officer

- 77 -