Form 10-Q/A
period 2012-06-30
QNB CORP
filed 2012-09-13
CIK 750558

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

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 10, 2012, is to furnish the Exhibits 101 to the Form 10-Q in accordance with Rule 402 of Regulation S-T which provides the required items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL).

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

Item 6.     Exhibits

Exhibit 3(i)	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrants Form DEF 14-A filed with the Commission on April 15, 2005).

Exhibit 3(ii)	Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrant’s Form 8-K filed with the Commission on January 23, 2006).

Exhibit 11	Statement Re: Computation of Earnings Per Share. (Included in Part I, Item I, hereof.) *

Exhibit 31.1	Section 302 Certification of Chief Executive Officer *

Exhibit 31.2	Section 302 Certification of Chief Financial Officer *

Exhibit 32.1	Section 906 Certification of Chief Executive Officer *

Exhibit 32.2	Section 906 Certification of Chief Financial Officer *

The following Exhibits are being furnished ** as part of this report:

No.	Description
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document **

*	Previously filed or furnished, as applicable, as an exhibit to the Quarterly Report on Form 10-Q (File No. 000-17706) of QNB Corp. for the period ended June 30, 2012 filed with the SEC on August 10, 2012.

**	These interactive data files are being furnished as part of this Quarterly Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QNB Corp.

Date: September 13, 2012	By:	/s/ Thomas J. Bisko
Thomas J. Bisko
Chief Executive Officer

Date: September 13, 2012	By:	/s/ Bret H. Krevolin
Bret H. Krevolin
Chief Financial Officer