Form 10-Q
period 2012-09-30
QNB CORP
filed 2012-11-14
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number      0-17706

QNB Corp.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2318082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15 North Third Street, P.O. Box 9005 Quakertown, PA	18951-9005
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code	(215) 538-5600

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2012
Common Stock, par value $0.625	3,214,368

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2012

QNB Corp. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data - unaudited)
	September 30,	December 31,
	2012	2011
Assets
Cash and due from banks	$11,335	$9,736
Interest-bearing deposits in banks	327	819
Total cash and cash equivalents	11,662	10,555

Investment securities
Available-for-sale (amortized cost $416,738 and $341,023)	425,215	348,091
Held-to-maturity (fair value $167 and $1,365)	146	1,327
Restricted investment in bank stocks	1,636	1,775
Loans held-for-sale	349	935
Total loans, net of unearned fees and costs	477,987	489,936
Allowance for loan losses	(9,717)	(9,241)
Net loans	468,270	480,695
Bank-owned life insurance	9,975	9,728
Premises and equipment, net	8,240	7,604
Accrued interest receivable	3,129	2,990
Other assets	5,488	5,104
Total assets	$934,110	$868,804

Liabilities
Deposits
Demand, non-interest bearing	$67,485	$66,850
Interest-bearing demand	196,694	151,349
Money market	80,165	79,856
Savings	194,221	167,633
Time	177,540	185,785
Time of $100,000 or more	101,093	99,239
Total deposits	817,198	750,712
Short-term borrowings	31,925	24,021
Long-term debt	5,290	20,299
Accrued interest payable	501	789
Other liabilities	2,068	2,142
Total liabilities	856,982	797,963

Shareholders' Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,377,362 shares and 3,338,814 shares issued; 3,212,793 and 3,174,245 shares outstanding	2,111	2,087
Surplus	12,452	11,679
Retained earnings	59,447	54,886
Accumulated other comprehensive income, net of tax	5,594	4,665
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	77,128	70,841
Total liabilities and shareholders' equity	$934,110	$868,804

The accompanying notes are an integral part of the unaudited consolidated financial statements

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except share data - unaudited)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Interest Income
Interest and fees on loans	$6,036	$6,567	$18,477	$19,974
Interest and dividends on investment securities:
Taxable	1,519	1,807	4,719	5,341
Tax-exempt	707	697	2,104	2,022
Interest on interest-bearing balances and other interest income	14	14	33	31
Total interest income	8,276	9,085	25,333	27,368

Interest Expense
Interest on deposits
Interest-bearing demand	175	217	501	613
Money market	55	67	192	245
Savings	272	299	902	881
Time	592	722	1,833	2,306
Time of $100,000 or more	368	404	1,117	1,241
Interest on short-term borrowings	27	50	80	163
Interest on long-term debt	64	246	403	731
Total interest expense	1,553	2,005	5,028	6,180
Net interest income	6,723	7,080	20,305	21,188
Provision for loan losses	300	650	600	1,750
Net interest income after provision for loan losses	6,423	6,430	19,705	19,438

Non-Interest Income
Total other-than-temporary impairment loss on investment securities	-	(97)	-	(97)
Less: Portion of loss recognized in other comprehensive income (before taxes)	-	-	-	-
Net other-than temporary impairment losses on investment securities	-	(97)	-	(97)
Net (loss) gain on sale of investment securities	(37)	65	493	76
Net (loss) gain on investment securities	(37)	(32)	493	(21)
Fees for services to customers	394	363	1,078	1,037
ATM and debit card	367	359	1,098	1,053
Bank-owned life insurance	78	80	234	270
Merchant	97	85	283	229
Net gain on sale of loans	186	124	644	181
Other	40	103	187	343
Total non-interest income	1,125	1,082	4,017	3,092

Non-Interest Expense
Salaries and employee benefits	2,609	2,522	7,783	7,317
Net occupancy	407	386	1,228	1,153
Furniture and equipment	387	319	1,090	942
Marketing	176	165	633	546
Third party services	426	342	1,130	930
Telephone, postage and supplies	146	141	452	447
State taxes	159	152	486	452
FDIC insurance premiums	173	41	515	579
Other	451	446	1,296	1,152
Total non-interest expense	4,934	4,514	14,613	13,518
Income before income taxes	2,614	2,998	9,109	9,012
Provision for income taxes	540	676	2,059	2,044
Net Income	$2,074	$2,322	$7,050	$6,968
Earnings Per Share – Basic	$0.65	$0.74	$2.21	$2.22
Earnings Per Share – Diluted	$0.64	$0.73	$2.20	$2.21
Cash Dividends Per Share	$0.26	$0.25	$0.78	$0.75

The accompanying notes are an integral part of the unaudited consolidated financial statements

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(in thousands, unaudited)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Net income	$2,074	$2,322	$7,050	$6,968
Other comprehensive income, net of tax:
Unrealized holding gains on securities:
Unrealized holding gains arising during the period	929	1,505	1,255	3,085
Reclassification adjustment for losses (gains) included in net income	24	21	(326)	14
Other comprehensive income, net of tax	953	1,526	929	3,099
Comprehensive income	$3,027	$3,848	$7,979	$10,067

The accompanying notes are an integral part of the unaudited consolidated financial statements

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					Accumulated
	Number of				other
(in thousands, except share data)	shares	Common		Retained	comprehensive	Treasury
(unaudited)	outstanding	stock	Surplus	earnings	income	stock	Total
Balance, December 31, 2011	3,174,245	$2,087	$11,679	$54,886	$4,665	$(2,476)	$70,841
Net income		-	-	7,050	-	-	7,050
Other comprehensive income, net of tax		-	-	-	929	-	929
Cash dividends declared ($0.78 per share)		-	-	(2,489)	-	-	(2,489)
Stock issued in connection with dividend reinvestment and stock purchase plan	28,209	18	634	-	-	-	652
Stock issued for employee stock purchase plan	2,186	1	41	-	-	-	42
Stock issued for options exercised	8,153	5	27	-	-	-	32
Tax benefit of stock options exercised		-	14	-	-	-	14
Stock-based compensation expense		-	57	-	-	-	57
Balance, September 30, 2012	3,212,793	$2,111	$12,452	$59,447	$5,594	$(2,476)	$77,128

The accompanying notes are an integral part of the unaudited consolidated financial statements

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
Nine Months Ended September 30,	2012	2011
Operating Activities
Net income	$7,050	$6,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	727	609
Provision for loan losses	600	1,750
Net (gains) losses on investment securities	(493)	21
Net loss on sale of repossessed assets	34	3
Net gain on sale of loans	(644)	(181)
Loss on disposal of premises and equipment	4	2
Proceeds from sales of residential mortgages held-for-sale	15,908	5,915
Origination of residential mortgages held-for-sale	(14,678)	(5,506)
Income on bank-owned life insurance	(234)	(270)
Stock-based compensation expense	57	42
Deferred income tax (benefit) provision	(232)	107
Net increase (decrease) in income taxes payable	6	(2)
Net (increase) decrease in accrued interest receivable	(139)	58
Amortization of mortgage servicing rights and change in valuation allowance	149	84
Net amortization of premiums and discounts on investment securities	1,519	1,070
Net decrease in accrued interest payable	(288)	(341)
(Increase) decrease in other assets	(440)	39
Decrease in other liabilities	(75)	(240)
Net cash provided by operating activities	8,831	10,128
Investing Activities
Proceeds from maturities and calls of investment securities
available-for-sale	111,479	92,427
held-to-maturity	1,181	825
Proceeds from the sale of investment securities
available-for-sale	22,395	28,272
Purchases of investment securities
available-for-sale	(210,615)	(176,940)
Proceeds from redemption of investment in restricted bank stock	139	308
Net decrease (increase) in loans	10,729	6,452
Redemption of bank owned life insurance	-	95
Net purchases of premises and equipment	(1,367)	(582)
Proceeds from sales of repossessed assets	703	117
Net cash used by investing activities	(65,356)	(49,026)
Financing Activities
Net increase in non-interest bearing deposits	635	8,297
Net increase in interest-bearing deposits	65,851	53,866
Net increase (decrease) in short-term borrowings	7,904	(3,980)
Repayments of long-term debt	(15,009)	(7)
Tax benefit from exercise of stock options	14	23
Cash dividends paid, net of reinvestment	(2,248)	(2,172)
Proceeds from issuance of common stock	485	395
Net cash provided by financing activities	57,632	56,422
Increase in cash and cash equivalents	1,107	17,524
Cash and cash equivalents at beginning of year	10,555	14,912
Cash and cash equivalents at end of period	$11,662	$32,436
Supplemental Cash Flow Disclosures
Interest paid	$5,316	$6,521
Income taxes paid	2,270	1,915
Non-cash transactions
Transfer of loans to repossessed assets or other real estate owned	1,096	914

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2011 Annual Report incorporated in the Form 10-K. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2012, for items that should potentially be recognized or disclosed in these financial statements.

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

Stock-based compensation expense was approximately $16,000 and $13,000 for the three months ended September 30, 2012 and 2011, respectively, and $57,000 and $42,000 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was approximately $94,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 28 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorized the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest ratably over a three-year period. As of September 30, 2012, there were 225,058 options granted, 28,444 options forfeited, 143,114 options exercised and 53,500 options outstanding under this Plan. The 1998 Plan expired on March 10, 2008, therefore no further options can be granted under this Plan.

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of September 30, 2012, there were 123,200 options granted, 41,175 options forfeited and 82,025 options outstanding under this Plan. The 2005 Plan expires March 15, 2015.

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

The following assumptions were used in the option pricing model in determining the fair value of options granted during the nine months ended September 30:

Options granted:	2012	2011
Risk-free interest rate	0.39%	1.84%
Dividend yield	4.68	4.96
Volatility	33.81	30.04
Expected life (years)	5.00	5.00

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term approximating the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the first nine months of 2012 and 2011 was $3.81 and $3.31, respectively.

Stock option activity during the nine months ended September 30, 2012 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in yrs.)	Aggregate intrinsic value of in-the- money options
Outstanding at January 1, 2012	156,275	$21.93
Exercised	(28,700)	17.21
Forfeited	(12,050)	25.15
Granted	20,000	21.35
Outstanding at September 30, 2012	135,525	$22.55	2.1	$559
Exercisable at September 30, 2012	78,625	$24.50	1.1	$269

4. SHARE REPURCHASE PLAN

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. There were no shares repurchased during the nine months ended September 30, 2012. As of September 30, 2012, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator for basic and diluted earnings per share - net income	$2,074	$2,322	$7,050	$6,968
Denominator for basic earnings per share - weighted average shares outstanding	3,202,104	3,154,529	3,191,226	3,144,711
Effect of dilutive securities - employee stock options	13,572	14,402	13,605	14,109
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,215,676	3,168,931	3,204,831	3,158,820
Earnings per share-basic	$0.65	$0.74	$2.21	$2.22
Earnings per share-diluted	$0.64	$0.73	$2.20	$2.21

There were 52,300 and 61,350 stock options that were anti-dilutive for both the three and nine-month periods ended September 30, 2012 and 2011, respectively. These stock options were not included in the above calculation.

6. COMPREHENSIVE INCOME

For QNB, the sole component of other comprehensive income is the unrealized holding gains and losses on available-for-sale investment securities.

The following shows the components and activity of comprehensive income during the three months ended September 30, 2012 and 2011:

Three months ended September 30, 2012	Pretax	Tax effect	After-tax
Unrealized holding gains arising during the period	$1,408	$(479)	$929
Reclassification adjustment for losses included in net income	37	(13)	24
Total other comprehensive income	$1,445	$(492)	$953

Three months ended September 30, 2011	Pretax	Tax effect	After-tax
Unrealized holding gains arising during the period	$2,281	$(776)	$1,505
Reclassification adjustment for losses included in net income	32	(11)	21
Total other comprehensive income	$2,313	$(787)	$1,526

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. COMPREHENSIVE INCOME (continued)

The following shows the components and activity of comprehensive income during the nine months ended September 30, 2012 and 2011:

Nine months ended September 30, 2012	Pretax	Tax effect	After-tax
Unrealized holding gains arising during the period	$1,902	$(647)	$1,255
Reclassification adjustment for gains included in net income	(493)	167	(326)
Total other comprehensive income	$1,409	$(480)	$929

Nine months ended September 30, 2011	Pretax	Tax effect	After-tax
Unrealized holding gains arising during the period	$4,675	$(1,590)	$3,085
Reclassification adjustment for losses included in net income	21	(7)	14
Total other comprehensive income	$4,696	$(1,597)	$3,099

7. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities available-for-sale at September 30, 2012 and December 31, 2011 were as follows:

Available-for-Sale
September 30, 2012
		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
	value	gains	losses	cost
U.S. Government agency securities	$105,283	$824	$10	$104,469
State and municipal securities	87,324	3,330	44	84,038
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	126,570	4,252	1	122,319
Collateralized mortgage obligations (CMOs)	97,401	1,400	209	96,210
Pooled trust preferred securities	1,961	37	1,595	3,519
Corporate debt securities	2,525	68	-	2,457
Equity securities	4,151	547	122	3,726
Total investment securities available-for-sale	$425,215	$10,458	$1,981	$416,738

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

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at September 30, 2012 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities.

		Amortized
	Fair value	cost
Due in one year or less	$14,298	$14,019
Due after one year through five years	263,064	257,134
Due after five years through ten years	89,726	88,409
Due after ten years	53,976	53,450
Equity securities	4,151	3,726
Total investment securities available-for-sale	$425,215	$416,738

Proceeds from sales of investment securities available-for-sale were $22,395,000 and $28,272,000 for the nine months ended September 30, 2012 and 2011, respectively.

At September 30, 2012 and December 31, 2011, investment securities available-for-sale totaling $186,036,000 and $158,189,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. INVESTMENT SECURITIES (continued)

Nine months ended September 30, 2012:
			Other-than-
	Gross	Gross	temporary
	realized	realized	impairment
	gains	losses	losses	Net gains
Equity securities	$427	-	$-	$427
Debt securities	145	$(79)	-	66
Total	$572	$(79)	$-	$493

Nine months ended September 30, 2011:
			Other-than-
	Gross	Gross	temporary
	realized	realized	impairment	Net gains
	gains	losses	losses	(losses)
Equity securities	$140	$-	$(97)	$43
Debt securities	314	(378)	-	(64)
Total	$454	$(378)	$(97)	$(21)

The tax expense applicable to the net realized gains was $167,000 for the nine months ended September 30, 2012. The tax benefit applicable to the net realized losses was $7,000 for the nine months ended September 30, 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. INVESTMENT SECURITIES (continued)

The following table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Balance, beginning of period	$1,279	$1,279
Additions:
Initial credit impairments	-	-
Subsequent credit impairments	-	-
Balance, end of period	$1,279	$1,279

The amortized cost and estimated fair values of investment securities held-to-maturity at September 30, 2012 and December 31, 2011 were as follows:

Held-To-Maturity
	September 30, 2012				December 31, 2011
		Gross	Gross			Gross	Gross
		unrealized	unrealized			unrealized	unrealized
	Amortized	holding	holding	Fair	Amortized	holding	holding	Fair
	cost	gains	losses	value	cost	gains	losses	value
State and municipal securities	$146	$21	-	$167	$1,327	$38	-	$1,365

The amortized cost and estimated fair value of securities held-to-maturity by contractual maturity at September 30, 2012 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Amortized
	Fair value	cost
Due in one year or less	$-	$-
Due after one year through five years	167	146
Due after five years through ten years	-	-
Due after ten years	-	-
Total investment securities held-to-maturity	$167	$146

There were no sales of investment securities classified as held-to-maturity during the nine months ended September 30, 2012 or 2011.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. INVESTMENT SECURITIES (continued)

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011:

September 30, 2012
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency securities	4	$4,982	$10	-	-	$4,982	$10
State and municipal securities	16	5,629	44	-	-	5,629	44
Mortgage-backed securities	1	1,039	1	-	-	1,039	1
Collateralized mortgage obligations (CMOs)	23	33,944	209	-	-	33,944	209
Pooled trust preferred securities	5	-	-	$1,622	$1,595	1,622	1,595
Equity securities	8	855	122	-	-	855	122
Total	57	$46,449	$386	$1,622	$1,595	$48,071	$1,981

December 31, 2011
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency securities	6	$6,995	$5	-	-	$6,995	$5
State and municipal securities	5	1,772	5	$302	$1	2,074	6
Mortgage-backed securities	4	7,531	16	-	-	7,531	16
Collateralized mortgage obligations (CMOs)	6	7,270	27	-	-	7,270	27
Pooled trust preferred securities	5	-	-	1,495	1,723	1,495	1,723
Corporate debt securities	2	2,000	4	-	-	2,000	4
Equity securities	8	490	44	324	15	814	59
Total	36	$26,058	$101	$2,121	$1,739	$28,179	$1,840

Management evaluates debt securities, which are comprised of U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at September 30, 2012 in U.S. Government securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds seven pooled trust preferred securities as of September 30, 2012. These securities have a total amortized cost of $3,519,000 and a fair value of $1,961,000. Five of the seven securities have been in an unrealized loss position for more than twelve months. All of the pooled trust preferred securities are available-for-sale securities and are carried at fair value.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. INVESTMENT SECURITIES (continued)

The following table provides additional information related to pooled trust preferred securities (PreTSLs) as of September 30, 2012:

Deal	Class	Book value	Fair value	Unreal- ized gains (losses)	Realized OTTI credit loss (YTD 2012)	Total Recognized OTTI Credit Loss	Moody's /Fitch ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine*	$243	$201	$(42)	$-	$(1)	Caa2/CCC	4	-	27.1%	124.7%
PreTSL V	Mezzanine*	-	-	-	-	(118)	C/D	-	-	100.0	12.2
PreTSL VI	Mezzanine*	-	-	-	-	(8)
PreTSL XVII	Mezzanine	752	369	(383)	-	(222)	C/C	29	4	41.8	70.8
PreTSL XIX	Mezzanine	988	442	(546)	-	-	C/C	33	13	28.2	76.0
PreTSL XXV	Mezzanine	766	362	(404)	-	(222)	C/C	42	6	34.3	77.1
PreTSL XXVI	Mezzanine	469	248	(221)	-	(270)	C/C	39	8	29.5	82.6
PreTSL XXVI	Mezzanine	301	339	38	-	(438)	C/C	39	8	29.5	82.6
		$3,519	$1,961	$(1,558)	$-	$(1,279)

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

The market for these securities at September 30, 2012 is not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and the market values for these securities (and any securities other than those issued or guaranteed by U.S. Government agencies) are depressed relative to historical levels. In today’s market, a low market price for a particular bond may only provide evidence of a recent widening of corporate spreads in general versus being an indicator of credit problems with a particular issuer. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. As illustrated in the table above, these securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment (OTTI), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit-related portion and a non-credit related portion of OTTI are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. For the nine months ended September 30, 2012, no other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows:

All of the pooled trust preferred collateralized debt obligations held by QNB are rated lower than AA and are measured for OTTI within the scope of ASC 325. QNB performs a discounted cash flow analysis on all of its impaired debt securities to determine if the amortized cost basis of an impaired security will be recovered. In determining whether a credit loss exists, QNB uses its best estimate of the present value of cash flows expected to be collected from the debt security and discounts them at the effective yield implicit in the security at the date of acquisition or the prospective yield for those securities with prior OTTI charges. The discounted cash flow analysis is considered to be the primary evidence when determining whether credit related other-than-temporary impairment exists.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. INVESTMENT SECURITIES (continued)

Based upon the analysis performed by management as of September 30, 2012, it is probable that we will collect all contractual principal and interest payments on one of our seven pooled trust preferred securities, PreTSL XIX. The expected principal shortfall on the remaining pooled trust preferred securities has resulted in credit related other-than-temporary impairment charges in previous years. All of these pooled trust preferred securities held by QNB could be subject to additional writedowns in the future if additional deferrals and defaults occur.

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

Major classes of loans are as follows:

	September 30,	December 31,
	2012	2011
Commercial:
Commercial and industrial	$98,573	$96,163
Construction	14,512	15,959
Secured by commercial real estate	192,930	195,813
Secured by residential real estate	42,963	45,070
State and political subdivisions	32,019	35,127
Loans to depository institutions	3,250	4,515
Indirect lease financing	9,940	11,928
Retail:
1-4 family residential mortgages	27,453	25,518
Home equity loans and lines	54,270	57,579
Consumer	2,090	2,308
Total loans	478,000	489,980
Net unearned (fees) costs	(13)	(44)
Loans receivable	$477,987	$489,936

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At September 30, 2012 and December 31, 2011, overdrafts were $113,000 and $91,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at September 30, 2012, there were no concentrations of loans exceeding 10% of total loans.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2012 and December 31, 2011:

September 30, 2012	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$84,945	$5,189	$8,407	$32	$98,573
Construction	9,316	552	4,644	-	14,512
Secured by commercial real estate	156,669	7,238	29,023	-	192,930
Secured by residential real estate	37,821	1,381	3,761	-	42,963
State and political subdivisions	30,016	-	2,003	-	32,019
Loans to depository institutions	3,250	-	-	-	3,250
Indirect lease financing	9,535	-	405	-	9,940
	$331,552	$14,360	$48,243	$32	$394,187

December 31, 2011	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$83,477	$2,313	$10,332	$41	$96,163
Construction	6,608	3,067	6,284	-	15,959
Secured by commercial real estate	152,637	9,323	33,402	451	195,813
Secured by residential real estate	39,657	1,220	4,193	-	45,070
State and political subdivisions	32,928	2,013	186	-	35,127
Loans to depository institutions	4,515	-	-	-	4,515
Indirect lease financing	11,548	-	380	-	11,928
	$331,370	$17,936	$54,777	$492	$404,575

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of September 30, 2012 and December 31, 2011:

September 30, 2012	Performing	Non- performing	Total
Retail:
1-4 family residential mortgages	$27,113	$340	$27,453
Home equity loans and lines	53,920	350	54,270
Consumer	2,090	-	2,090
	$83,123	$690	$83,813

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

December 31, 2011	Performing	Non- performing	Total
Retail:
1-4 family residential mortgages	$25,003	$515	$25,518
Home equity loans and lines	57,211	368	57,579
Consumer	2,308	-	2,308
	$84,522	$883	$85,405

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2012 and December 31, 2011:

September 30, 2012	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$221	-	-	$221	$98,352	$98,573
Construction	-	-	-	-	14,512	14,512
Secured by commercial real estate	694	$1,469	$1,300	3,463	189,467	192,930
Secured by residential real estate	361	1,195	143	1,699	41,264	42,963
State and political subdivisions	38	10	-	48	31,971	32,019
Loans to depository institutions	-	-	-	-	3,250	3,250
Indirect lease financing	63	119	39	221	9,719	9,940
Retail:
1-4 family residential mortgages	-	198	-	198	27,255	27,453
Home equity loans and lines	227	80	82	389	53,881	54,270
Consumer	2	4	-	6	2,084	2,090
	$1,606	$3,075	$1,564	$6,245	$471,755	$478,000

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

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of September 30, 2012 and December 31, 2011:

September 30, 2012	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$-	$6,367
Construction	-	2,984
Secured by commercial real estate	-	6,328
Secured by residential real estate	-	2,102
State and political subdivisions	-	9
Loans to depository institutions	-	-
Indirect lease financing	-	102
Retail:
1-4 family residential mortgages	-	340
Home equity loans and lines	-	350
Consumer	-	-
	$-	$18,582

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

December 31, 2011	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	-	$5,410
Construction	-	3,474
Secured by commercial real estate	$286	7,547
Secured by residential real estate	-	1,158
State and political subdivisions	40	4
Loans to depository institutions	-	-
Indirect lease financing	54	121
Retail:
1-4 family residential mortgages	-	515
Home equity loans and lines	-	368
Consumer	-	-
	$380	$18,597

Activity in the allowance for loan losses for the three months ended September 30, 2012 and 2011 are as follows:

Three months ended September 30, 2012	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$3,467	$(577)	$(27)	$1	$2,864
Construction	353	(58)	-	-	295
Secured by commercial real estate	3,190	419	-	14	3,623
Secured by residential real estate	811	272	-	-	1,083
State and political subdivisions	222	39	-	-	261
Loans to depository institutions	20	(5)	-	-	15
Indirect lease financing	268	(36)	(15)	1	218
Retail:
1-4 family residential mortgages	300	3	-	-	303
Home equity loans and lines	595	(95)	-	-	500
Consumer	18	33	(26)	2	27
Unallocated	223	305	N/A	N/A	528
	$9,467	$300	$(68)	$18	$9,717

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Three months ended September 30, 2011	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,826	$(121)	$(90)	$9	$2,624
Construction	608	(12)	(237)	-	359
Secured by commercial real estate	3,119	569	(300)	6	3,394
Secured by residential real estate	687	6	-	-	693
State and political subdivisions	151	7	-	-	158
Indirect lease financing	376	33	-	-	409
Retail:
1-4 family residential mortgages	234	(39)	-	-	195
Home equity loans and lines	616	72	(13)	-	675
Consumer	19	15	(10)	2	26
Unallocated	214	120	N/A	N/A	334
	$8,850	$650	$(650)	$17	$8,867

Activity in the allowance for loan losses for the nine months ended September 30, 2012 and 2011 are as follows:

Nine months ended September 30, 2012	Balance, beginning of year	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,959	$(57)	$(101)	$63	$2,864
Construction	556	(261)	-	-	295
Secured by commercial real estate	3,124	423	-	76	3,623
Secured by residential real estate	746	423	(86)	-	1,083
State and political subdivisions	195	66	-	-	261
Loans to depository institutions	20	(5)	-	-	15
Indirect lease financing	312	(83)	(38)	27	218
Retail:
1-4 family residential mortgages	249	73	(21)	2	303
Home equity loans and lines	625	(118)	(19)	12	500
Consumer	20	46	(46)	7	27
Unallocated	435	93	N/A	N/A	528
	$9,241	$600	$(311)	$187	$9,717

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

QNB assesses all loan restructurings under the guidance of ASU 2011-02. Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $2,629,000 and $2,413,000 as of September 30, 2012 and December 31, 2011, respectively. Non-performing TDRs totaled $3,382,000 and $2,437,000 as of September 30, 2012 and December 31, 2011, respectively. All TDRs are included in impaired loans presented in the section above.

The following tables present loans by loan class modified as TDRs during the three and nine months ended September 30, 2012. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below, represent carrying amounts immediately prior to the modification and at September 30, 2012, respectively.

Three months ended September 30, 2012	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial:
Secured by residential real estate	10	$564	$564

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Nine months ended September 30, 2012	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial:
Commercial and industrial	2	$482	$448
Secured by commercial real estate	1	2,380	2,346
Secured by residential real estate	10	564	564
Retail:
1-4 family residential mortgages	1	145	139
Home equity loans and lines	1	38	37
	15	$3,609	$3,534

The TDR concessions made during the nine months ended September 30, 2012 primarily involved the reduction of interest rates and/or interest only repayment periods on the loans. There were specific reserve for loan losses allocated to the loans modified as TDRs during the three and nine months ended September 30, 2012 of $80,000 and $390,000, respectively. Any required specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment. There were no charge-offs resulting from loans modified as TDRs during the nine months ended September 30, 2012.

There were no loans modified as TDRs within 12 months prior to September 30, 2012, and for which there was a payment default (30 days or more past due) during the three and nine months ended September 30, 2012:

The following tables present the balance in the allowance for loan losses at September 30, 2012 and December 31, 2011 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

	Allowance for Loan Losses			Loans Receivable
September 30, 2012	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,864	$1,390	$1,474	$98,573	$8,400	$90,173
Construction	295	-	295	14,512	4,644	9,868
Secured by commercial real estate	3,623	376	3,247	192,930	15,711	177,219
Secured by residential real estate	1,083	352	731	42,963	2,873	40,090
State and political subdivisions	261	5	256	32,019	1,890	30,129
Loans to depository institutions	15	-	15	3,250	-	3,250
Indirect lease financing	218	23	195	9,940	102	9,838
Retail:
1-4 family residential mortgages	303	88	215	27,453	463	26,990
Home equity loans and lines	500	116	384	54,270	387	53,883
Consumer	27	-	27	2,090	-	2,090
Unallocated	528	N/A	N/A	N/A	N/A	N/A
	$9,717	$2,350	$6,839	$478,000	$34,470	$443,530

	Allowance for Loan Losses			Loans Receivable
December 31, 2011	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,959	$1,444	$1,515	$96,163	$8,088	$88,075
Construction	556	65	491	15,959	4,663	11,296
Secured by commercial real estate	3,124	181	2,943	195,813	13,579	182,234
Secured by residential real estate	746	211	535	45,070	2,567	42,503
State and political subdivisions	195	2	193	35,127	4	35,123
Loans to depository institutions	20	-	20	4,515	-	4,515
Indirect lease financing	312	18	294	11,928	121	11,807
Retail:
1-4 family residential mortgages	249	81	168	25,518	640	24,878
Home equity loans and lines	625	63	562	57,579	706	56,873
Consumer	20	-	20	2,308	-	2,308
Unallocated	435	N/A	N/A	N/A	N/A	N/A
	$9,241	$2,065	$6,741	$489,980	$30,368	$459,612

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following tables summarize additional information in regards to impaired loans by loan portfolio class as of September 30, 2012 and December 31, 2011:

September 30, 2012	Recorded investment (after charge- offs)	Unpaid principal balance	Related allowance	Average recorded investment	Year-to-date interest income recognized
With no specific allowance recorded:
Commercial:
Commercial and industrial	$6,413	$6,636	$-
Construction	4,644	4,792	-
Secured by commercial real estate	12,254	12,942	-
Secured by residential real estate	920	932	-
State and political subdivisions	1,881	1,881	-
Loans to depository institutions	-	-	-
Indirect lease financing	33	40	-
Retail:
1-4 family residential mortgages	185	200	-
Home equity loans and lines	161	173	-
Consumer	-	-	-
	$26,491	$27,596	$-

With an allowance recorded:
Commercial:
Commercial and industrial	$1,987	$2,082	$1,390
Construction	-	-	-
Secured by commercial real estate	3,457	3,912	376
Secured by residential real estate	1,953	2,004	352
State and political subdivisions	9	12	5
Loans to depository institutions	-	-	-
Indirect lease financing	69	72	23
Retail:
1-4 family residential mortgages	278	288	88
Home equity loans and lines	226	237	116
Consumer	-	-	-
	$7,979	$8,607	$2,350

Total:
Commercial:
Commercial and industrial	$8,400	$8,718	$1,390	$7,544	$55
Construction	4,644	4,792	-	5,188	92
Secured by commercial real estate	15,711	16,854	376	14,578	387
Secured by residential real estate	2,873	2,936	352	2,311	39
State and political subdivisions	1,890	1,893	5	1,363	43
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	102	112	23	84	-
Retail:	-	-	-
1-4 family residential mortgages	463	488	88	536	4
Home equity loans and lines	387	410	116	509	5
Consumer	-	-	-	-	-
	$34,470	$36,203	$2,350	$32,113	$625

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of September 30, 2012:

September 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Government agency securities	-	$105,283	-	$105,283
State and municipal securities	-	87,324	-	87,324
U.S. Government agencies and sponsored enterprises (GSEs)
Mortgage-backed securities	-	126,570	-	126,570
Collateralized mortgage obligations (CMOs)	-	97,401	-	97,401
Pooled trust preferred securities	-	-	$1,961	1,961
Corporate debt securities	-	2,525	-	2,525
Equity securities	$4,151	-	-	4,151
Total securities available-for-sale	$4,151	$419,103	$1,961	$425,215
Total recurring fair value measurements	$4,151	$419,103	$1,961	$425,215

Nonrecurring fair value measurments
Impaired loans	$-	$-	$5,629	$5,629
Mortgage servicing rights	-	-	457	457
Total nonrecurring fair value measurements	$-	$-	$6,086	$6,086

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the nine months ended September 30, 2012. There were also no transfers in or out of level 3 for the same period. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the nine-month periods ended September 30, 2012 and 2011, respectively.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Quantitative information about Level 3 fair value measurements
September 30, 2012	Fair value	Valuation techniques	Unobservable input	Value or range of values
Impaired loans	$5,629	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -35%
			Liquidation expenses (2)	0% to -10%
Mortgage servicing rights	457	Discounted cash flow	Remaining term	1 - 30 yrs
			Discount rate	10% to 11%

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range is presented as a percent of the initial appraised value.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the nine months ended September 30, 2012:

Fair value measurements using
significant unobservable inputs
(Level 3)
Balance, beginning of year	$1,929
Settlements	(121)
Total realized/unrealized gains (losses)
Included in earnings	-
Included in other comprehensive income	153
Transfers in and/or out of Level 3	-
Balance, September 30, 2012	$1,961

The Level 3 securities consist of seven collateralized debt obligation securities, PreTSL securities, which are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at September 30, 2012 is not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2012;
•	An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates; and
•	PreTSLs will be classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date.

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

The internal rate of return is the pre-tax yield used to discount the best estimate of future cash flows after credit losses. The cash flows have been discounted using estimated market discount rates of 3-month LIBOR plus spreads ranging from 3.98% to 9.16%. The determination of appropriate market discount rates involved the consideration of the following:

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at September 30, 2012 and December 31, 2011:

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
September 30, 2012	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$11,662	$11,662	$11,662	-	-
Investment securities available-for-sale	425,215	425,215	4,151	$419,103	$1,961
Investment securities held-to-maturity	146	167	-	167	-
Restricted investment in bank stocks	1,636	1,636	1,636	-	-
Loans held-for-sale	349	369	-	369	-
Net loans	468,270	472,439	-	-	472,439
Mortgage servicing rights	457	483	-	-	483
Accrued interest receivable	3,129	3,129	3,129	-	-

Financial liabilities
Deposits with no stated maturities	$538,565	$538,565	$538,565	-	$-
Deposits with stated maturities	278,633	280,275	-	$280,275	-
Short-term borrowings	31,925	31,925	31,925	-	-
Long-term debt	5,290	5,691	-	5,691	-
Accrued interest payable	501	501	501	-	-

Off-balance sheet instruments
Commitments to extend credit	$-	$-	$-	$-	$-
Standby letters of credit	-	-	-	-	-

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

A summary of the Bank's financial instrument commitments is as follows:

	September 30, 2012	December 31, 2011
Commitments to extend credit and unused lines of credit	$129,805	$122,899
Standby letters of credit	4,435	6,467
	$134,240	$129,366

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2012 and December 31, 2011 for guarantees under standby letters of credit issued is not material.

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

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of September 30, 2012, that the Company and the Bank met capital adequacy requirements to which they were subject.

As of the most recent notification, the primary regulator of the Bank considered it to be “well capitalized” under the regulatory framework. There are no conditions or events since that notification that management believes have changed the classification. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the following table below.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. REGULATORY RESTRICTIONS (continued)

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital Levels
	Actual		Adequately capitalized		Well capitalized
As of September 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated	$79,114	13.44%	$47,103	8.00%	N/A	N/A
Bank	74,524	12.74	46,782	8.00	$58,477	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	71,534	12.15	23,552	4.00	N/A	N/A
Bank	67,185	11.49	23,391	4.00	35,086	6.00

Tier I Capital (to Average Assets)
Consolidated	71,534	7.80	36,662	4.00	N/A	N/A
Bank	67,185	7.36	36,506	4.00	45,633	5.00

	Capital Levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated	$73,694	12.71%	$46,371	8.00%	N/A	N/A
Bank	69,480	12.06	46,074	8.00	$57,593	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	66,176	11.42	23,185	4.00	N/A	N/A
Bank	62,256	10.81	23,037	4.00	34,556	6.00

Tier I Capital (to Average Assets)
Consolidated	66,176	7.61	34,805	4.00	N/A	N/A
Bank	62,256	7.18	34,662	4.00	43,328	5.00

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QNB Corp. (herein referred to as “QNB” or the “Company”) is a bank holding company headquartered in Quakertown, Pennsylvania. The Company, through its wholly-owned subsidiary, QNB Bank (the Bank), has been serving the residents and businesses of upper Bucks, northern Montgomery and southern Lehigh counties in Pennsylvania since 1877. The Bank is a locally managed community bank that provides a full range of commercial and retail banking and retail brokerage services.

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

There were no credit-related other-than-temporary impairment charges during the first nine months of 2012. During the third quarter and first nine months of 2011 QNB recorded credit related other-than temporary impairment charges of $97,000. These charges relate to losses in the equity securities portfolio.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the third quarter of 2012 of $2,074,000, or $0.64 per share on a diluted basis. This compares to net income of $2,322,000, or $0.73 per share on a diluted basis, for the same period in 2011.

For the nine month period ended September 30, 2012, QNB reported net income of $7,050,000, or $2.20 per share on a diluted basis. This compares favorably to the $6,968,000, or $2.21 per share on a diluted basis, reported for the nine month period ended September 30, 2011.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.90% and 11.59%, respectively, for the quarter ended September 30, 2012 compared with 1.07% and 14.31%, respectively, for the quarter ended September 30, 2011. For the nine month periods the annualized rate of return on average assets and average shareholders’ equity was 1.06% and 13.58%, respectively, for the period ended September 30, 2012 compared with 1.12% and 14.88%, respectively, for the period ended September 30, 2011.

Net Interest Income and Net Interest Margin

Net interest income for the quarter ended September 30, 2012 totaled $6,723,000, a decrease of $357,000, or 5.0%, over the same period in 2011. On a linked quarter basis, net interest income decreased by $53,000, or 0.8%. Net interest income continues to be negatively impacted by declining yields on earning assets resulting from the prolonged low interest rate environment and the low level of loan demand by both businesses and consumers. Partially offsetting the impact of declining asset yields on net interest income was the significant growth in earning assets, primarily investment securities.

Average earning assets for the third quarter of 2012 were $884,863,000, an increase of $54,309,000, or 6.5%, compared with the same period in 2011 and an increase of $43,302,000, or 5.2%, from the second quarter of 2012. Average investment securities for the third quarter of 2012 were $379,398,000, an increase of $46,919,000, or 14.1%, from the third quarter of 2011 and an increase of $34,007,000, or 9.8%, from the second quarter of 2012. In comparison, average loans for the third quarter of 2012 were $483,431,000, an increase of $7,882,000, or 1.7%, from the third quarter of 2011 and an increase of $3,079,000, or 0.6%, from the second quarter of 2012.

Funding this growth in earning assets was an increase in deposits. Average deposits for the third quarter of 2012 were $811,180,000, an increase of $66,561,000, or 8.9%, from the corresponding quarter in 2011 and an increase of $40,954,000, or 5.3%, from the second quarter of 2012. QNB has developed significant relationships with many of the school districts and municipalities in the communities it serves. During the third quarter of each year these entities deposit tax receipts resulting in seasonal growth in QNB’s deposit balances. Average interest-bearing municipal demand accounts increased $20,868,000, or 29.3%, to $92,025,000 for the third quarter of 2012 compared to the same period in 2011 and increased $36,391,000, or 65.4%, when compared to the second quarter of 2012. Also contributing to the growth in average deposits when comparing the third quarters of 2012 and 2011 was a $37,999,000, or 24.2%, increase in average savings account balances, primarily QNB’s eSavings product which pays a very competitive rate of interest. Average interest-bearing demand accounts and average money market accounts increased $10,644,000, or 12.2%, and $6,662,000, or 9.6%, respectively when comparing the two quarters. Offsetting a portion of this growth in funding was a decline in average time deposits of $12,972,000, or 4.4%, and a reduction in average borrowed funds of $16,219,000, or 34.1%, comparing the third quarter 2012 with the same period in 2011. During the second quarter of 2012 the Company paid off $15,000,000 of repurchase agreements with a cost of 4.75%.

The net interest margin for the third quarter of 2012 was 3.26% compared to 3.63% for the third quarter of 2011 and 3.49% for the linked quarter. The historically low interest rate environment of the past few years combined with the change in the mix of earning assets to be more dependent upon investment securities, which generally earn a lower yield than loans, resulted in a decline in the net interest margin. During the beginning of this interest rate cycle, funding costs declined at a faster pace and to a greater degree than rates on earning assets resulting in an increasing net interest margin. However, since the second quarter of 2011 this trend has reversed as funding costs have approached bottom while yields on earning assets continue to reprice lower resulting in a decline in the net interest margin. The growth in municipal balances and the investment of these deposits into short-term agency securities during the third quarter of 2012 also impacted the margin, as these transactions while increasing incremental net interest income do so at a significantly tighter interest rate spread.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

The yield on earning assets declined 63 basis points from 4.59% for the third quarter of 2011 to 3.96% for the third quarter of 2012. When comparing the change in the yield on earning assets between the two quarters, loans and investment securities declined from 5.61% and 3.45%, respectively, for the third quarter of 2011 to 5.09% and 2.74%, respectively, for the third quarter of 2012, a decline of 52 basis points and 71 basis points, respectively.

The cost of interest-bearing liabilities declined by 29 basis points from 1.09% for the third quarter of 2011 to 0.80% for the third quarter of 2012. The interest rate paid on interest-bearing deposits declined by 22 basis points to 0.78% for the third quarter of 2012 compared to the third quarter of 2011.

For the nine-month period ended September 30, 2012 net interest income was $20,305,000, a decrease of $883,000, or 4.2%, from the $21,188,000 reported for the first nine months of 2011. The factors that were discussed in the analysis of the quarterly comparison above are also the primary factors in the year-to-date net interest income comparison; strong deposit growth, change in the mix of earning assets with investment securities representing a larger portion of earning assets and a lower net interest margin.

For the nine-month period ended September 30, 2012 average earning assets increased by $51,044,000, or 6.4%, with average loans increasing $5,565,000, or 1.2%, and average investment securities increasing $45,448,000, or 14.7%. Over this same period average funding sources increased $47,085,000, or 6.2%, with average total deposits increasing $59,687,000, or 8.3% and average borrowed funds decreasing $12,602,000.

The net interest margin for the first nine months of 2012 was 3.42%, a decrease of 36 basis points from the 3.78% reported for the same period in 2011. When comparing the nine-month periods ended September 30, 2011 and 2012, the average rate earned on earning assets declined 60 basis points from 4.81% to 4.21%, respectively, with the yield on loans and investment securities declining by 49 basis points and 65 basis points, respectively. In comparison, the interest rate paid on total average interest-bearing liabilities declined 28 basis points from 1.18% for the first nine months of 2011 to

0.90% for the first nine months of 2012 with the average rate paid on interest-bearing deposits declining 23 basis points from 1.08% to 0.85% comparing the same periods. The decline in the yield on earning assets as well as in the cost of deposits reflects the impact of a long period of historically low interest rates.

Asset Quality, Provision for Loan Loss and Allowance for Loan Loss

QNB closely monitors the quality of its loan portfolio and considers many factors when performing a quarterly analysis of the appropriateness of the allowance for loan losses and calculating the required provision for loan losses. This analysis considers a number of relevant factors including: specific impairment reserves, historical loan loss experience, general economic conditions, levels of and trends in delinquent and non-performing loans, levels of classified loans, trends in the growth rate of loans and concentrations of credit.

QNB recorded a provision for loan losses of $300,000 in the third quarter of 2012 compared to no provision for the second quarter of 2012 and $650,000 in the third quarter of 2011. For the nine month periods ended September 30, 2012 and 2011 the provision for loan losses was $600,000 and $1,750,000, respectively. Net loan charge-offs were $51,000 for the third quarter of 2012, or 0.04% annualized of total average loans, compared with net recoveries of $12,000 for the second quarter of 2012, or -0.01% annualized of total average loans, and net loan charge-offs of $633,000 for the third quarter of 2011, or 0.53% annualized of total average loans. For the nine-month periods ended September 30, 2012 and 2011 net loan charge-offs were $124,000, or 0.03% annualized, and $1,838,000, or 0.52% annualized, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

QNB's allowance for loan losses of $9,717,000 represents 2.03% of total loans at September 30, 2012 compared to an allowance for loan losses of $9,241,000, or 1.89% of total loans, at December 31, 2011 and $8,867,000, or 1.87% of total loans, at September 30, 2011.

Asset quality has stabilized over the past year. Total non-performing assets were $24,359,000 at September 30, 2012 compared with $24,145,000 at December 31, 2011 and $24,718,000 at September 30, 2011. Included in this classification are non-performing loans, other real estate owned (OREO) and repossessed assets, and non-accrual pooled trust preferred securities. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and troubled debt restructured loans were $21,211,000, or 4.43% of total loans, at September 30, 2012 compared with $21,390,000, or 4.36% of total loans, at December 31, 2011 and $21,956,000, or 4.64% of total loans, at September 30, 2011. Loans on non-accrual status were $18,582,000 at September 30, 2012 compared with $18,597,000 at December 31, 2011 and $19,219,000 at September 30, 2011. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Of the total amount of non-accrual loans at September 30, 2012, $14,980,000, or more than 80% of the loans classified as non-accrual, are current or past due less than 30 days as of the end of the quarter.

QNB had other real estate owned and other repossessed assets of $1,187,000 as of September 30, 2012 compared with $826,000 at December 31, 2011 and $884,000 at September 30, 2011. Non-accrual pooled trust preferred securities are carried at fair value which was $1,961,000, $1,929,000, and $1,878,000 at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. The increase in the balance of non-accrual pooled trust preferred securities reflects an improvement in the fair value of these securities.

Non-Interest Income

Total non-interest income was $1,125,000 for the third quarter of 2012, an increase of $43,000 compared with the same period in 2011. Fees for services to customers increased $31,000, or 8.5%, and gains on the sale of residential mortgage loans increased $62,000, or 50.0%, when comparing the three month periods. The increase in fees for services to customers primarily reflects the positive impact of the introduction of an overdraft protection program on net overdraft income, as well as the timing of receipt of real estate tax collection fees. The increase in gains on the sale of loans is a result of historically low mortgage rates which contributed to a significant increase in refinancing activity as well as the amount of gains recorded on the sale of these mortgages. Other non-interest income declined by $63,000 when comparing the three months ended September 30, 2012 with the same period in 2011. Mortgage servicing income declined by $15,000 when comparing the two quarters due to mortgage refinancing activity contributing to a reduction in the value of mortgage servicing assets as well as an increase in the amortization of this asset. During the third quarter of 2012 there was a $39,000 loss recognized on the sale of a property held in other real estate owned. In addition, letter of credit fees declined $22,000 in comparison to the third quarter of prior year.

Total non-interest income for the nine month period ended September 30, 2012 was $4,017,000, an increase of $925,000, or 29.9%, from the amount recorded in 2011. The largest contributor to the overall increase compared to 2011 was gains recognized on the sale of residential mortgage loans which increased $463,000, or 255.8%, to $644,000 due to the amount of refinance activity in 2012 as discussed previously. Net gains on investment securities were $493,000 for the first nine months of 2012 compared with net losses of $21,000 in 2011. For the 2012 period, the net investment gains were primarily related to the sale of equity securities. In 2011, net gains of $76,000 on the sale of investments, primarily equity securities, were offset by other-than-temporary impairment charges of $97,000 on several equity securities. Partially offsetting these increases was a $156,000 decrease in other non-interest income related to mortgage servicing income, letter of credit fees and a loss recognized on the sale of a property held in other real estate owned.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – OVERVIEW (Continued)

Non-Interest Expense

Total non-interest expense was $4,934,000 for the third quarter of 2012, an increase of $420,000, or 9.3%, compared to $4,514,000 for the third quarter of 2011. Salaries and benefits expense increased $87,000, or 3.4%, when comparing the two quarters. Promotion and merit increases contributed to the $58,000 increase in salary expense. The remainder of the increase in salary and benefits expense relates primarily to higher retirement plan expenses, tuition reimbursement costs, and medical and dental benefit premiums and claims.

Net occupancy and furniture and fixtures expense increased $89,000, or 12.6%, with the majority of the increase resulting from higher depreciation expense on new equipment, greater software amortization costs, an increase in branch rent expense primarily resulting from common area maintenance adjustments on some leased properties and additional equipment maintenance costs.

Also contributing to the increase in non-interest expense was an $84,000 increase in third party services. Legal expenses increased $32,000 when compared to the third quarter of 2011. This was a result of higher expenses related to loan collection and corporate activities. Third party information technology expense increased $22,000 primarily related to penetration testing and increased ongoing costs associated with email services and the new online and mobile banking system introduced in the third quarter of 2011. Other third party services also increased $21,000 when comparing the three months ended September 30, 2012 to the same period in 2011. This increase is attributable to ongoing costs associated with a new overdraft protection program that was instituted late in the second quarter of 2012. FDIC insurance expense increased to $173,000 and exceeded third quarter of 2011 by $132,000. The lower FDIC premium expense in 2011 reflects a cumulative adjustment for a reduction in the rate charged and a change in the method of calculating the basis of the premium effective during the second quarter of 2011.

Total non-interest expense was $14,613,000 for the nine-month period ended September 30, 2012. This represents an increase of $1,095,000, or 8.1%, from the same period in 2011. Higher salary and benefits expense contributed $466,000 to the overall increase. Promotion and merit increases coupled with two additional full-time equivalent employees, including the addition of a Chief Information and Technology Officer in the third quarter of 2011, contributed to the $329,000 increase in salary expense. Similar to the items mentioned above for the quarter, also contributing to the increase in total non-interest expense is a $223,000 increase in net occupancy and furniture and fixtures expense, and increase in third party services costs of $200,000, or 21.5%. In addition, other non-interest expenses increased $144,000, or 12.5%, primarily as a result of higher costs related to other real estate owned. Partially offsetting these increases was a $64,000 decline in FDIC insurance premiums for a reduction in the rate and change in the calculation as discussed previously.

These items noted in the foregoing overview, as well as others, will be discussed and analyzed more thoroughly in the next sections.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	September 30, 2012			September 30, 2011
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$-	0.00%	$-	$-	0.00%	$-
Investment securities:
U.S. Government agencies	86,599	1.27%	275	66,101	2.22%	367
State and municipal	81,065	5.29%	1,071	72,834	5.80%	1,056
Mortgage-backed and CMOs	202,024	2.35%	1,186	185,949	3.02%	1,405
Other debt securities	5,984	2.15%	32	4,275	1.31%	14
Equities	3,726	3.84%	36	3,320	3.41%	28
Total investment securities	379,398	2.74%	2,600	332,479	3.45%	2,870
Loans:
Commercial real estate	252,832	5.24%	3,329	262,743	5.73%	3,794
Residential real estate	28,019	4.82%	338	24,431	5.35%	327
Home equity loans	50,938	4.28%	549	54,410	4.66%	639
Commercial and industrial	105,158	4.56%	1,206	87,109	5.05%	1,109
Indirect lease financing	10,990	10.16%	279	12,751	9.56%	305
Consumer loans	2,120	6.67%	36	2,448	14.45%	89
Tax-exempt loans	33,374	5.40%	453	31,657	5.77%	460
Total loans, net of unearned income*	483,431	5.09%	6,190	475,549	5.61%	6,723
Other earning assets	22,034	0.26%	14	22,526	0.24%	14
Total earning assets	884,863	3.96%	8,804	830,554	4.59%	9,607
Cash and due from banks	11,878			11,321
Allowance for loan losses	(9,586)			(9,003)
Other assets	29,397			26,562
Total assets	$916,552			$859,434

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$97,719	0.29%	70	$87,075	0.45%	98
Municipals	92,025	0.45%	105	71,157	0.66%	119
Money market	76,078	0.29%	55	69,416	0.38%	67
Savings	195,230	0.55%	272	157,231	0.75%	299
Time	179,437	1.31%	592	190,334	1.51%	722
Time of $100,000 or more	102,758	1.42%	368	104,833	1.53%	404
Total interest-bearing deposits	743,247	0.78%	1,462	680,046	1.00%	1,709
Short-term borrowings	25,997	0.42%	27	27,206	0.72%	50
Long-term debt	5,292	4.75%	64	20,302	4.75%	246
Total interest-bearing liabilities	774,536	0.80%	1,553	727,554	1.09%	2,005
Non-interest-bearing deposits	67,933			64,573
Other liabilities	2,870			2,919
Shareholders' equity	71,213			64,388
Total liabilities and shareholders' equity	$916,552			$859,434
Net interest rate spread		3.16%			3.50%
Margin/net interest income		3.26%	$7,251		3.63%	$7,602

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.

Non-accrual loans and investment securities are included in earning assets.

* Includes loans held-for-sale

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Nine Months Ended
	September 30, 2012			September 30, 2011
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$-	0.00%	$-	$-	0.00%	$-
Investment securities:
U.S. Government agencies	72,946	1.54%	840	63,350	2.18%	1,035
State and municipal	78,253	5.43%	3,188	69,575	5.87%	3,064
Mortgage-backed and CMOs	194,186	2.55%	3,712	169,189	3.31%	4,204
Other debt securities	6,048	1.90%	86	4,152	1.22%	38
Equities	3,568	4.13%	110	3,287	3.56%	87
Total investment securities	355,001	2.98%	7,936	309,553	3.63%	8,428
Loans:
Commercial real estate	254,295	5.35%	10,176	262,340	5.89%	11,554
Residential real estate	27,541	5.11%	1,055	23,722	5.42%	964
Home equity loans	51,169	4.47%	1,711	55,720	4.75%	1,981
Commercial and industrial	101,021	4.74%	3,585	87,354	5.16%	3,370
Indirect lease financing	11,640	9.83%	858	13,214	9.15%	906
Consumer loans	2,209	11.03%	182	2,521	14.10%	266
Tax-exempt loans	34,152	5.40%	1,380	31,591	5.97%	1,412
Total loans, net of unearned income*	482,027	5.25%	18,947	476,462	5.74%	20,453
Other earning assets	17,275	0.26%	33	17,244	0.24%	31
Total earning assets	854,303	4.21%	26,916	803,259	4.81%	28,912
Cash and due from banks	11,142			10,359
Allowance for loan losses	(9,513)			(9,087)
Other assets	28,971			26,531
Total assets	$884,903			$831,062

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$97,537	0.31%	228	$87,610	0.49%	323
Municipals	67,424	0.54%	273	53,166	0.73%	290
Money market	75,923	0.34%	192	70,769	0.46%	245
Savings	187,298	0.64%	902	149,007	0.79%	881
Time	182,024	1.35%	1,833	194,228	1.59%	2,306
Time of $100,000 or more	102,295	1.46%	1,117	100,955	1.64%	1,241
Total interest-bearing deposits	712,501	0.85%	4,545	655,735	1.08%	5,286
Short-term borrowings	22,842	0.47%	80	26,291	0.83%	163
Long-term debt	11,152	4.75%	403	20,305	4.75%	731
Total interest-bearing liabilities	746,495	0.90%	5,028	702,331	1.18%	6,180
Non-interest-bearing deposits	66,069			63,148
Other liabilities	2,970			2,966
Shareholders' equity	69,369			62,617
Total liabilities and shareholders' equity	$884,903			$831,062
Net interest rate spread		3.31%			3.63%
Margin/net interest income		3.42%	$21,888		3.78%	$22,732

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

	Three Months Ended			Nine Months Ended
	September 30, 2012 compared			September 30, 2012 compared
	to September 30, 2011			to September 30, 2011

	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Federal funds sold	$-	$-	$-	$-	$-	$-
Investment securities:
U.S. Government agencies	(92)	114	(206)	(195)	156	(351)
State and municipal	15	119	(104)	124	382	(258)
Mortgage-backed and CMOs	(219)	122	(341)	(492)	622	(1,114)
Other debt securities	18	5	13	48	17	31
Equities	8	4	4	23	8	15
Loans:
Commercial real estate	(465)	(153)	(312)	(1,378)	(344)	(1,034)
Residential real estate	11	48	(37)	91	156	(65)
Home equity loans	(90)	(42)	(48)	(270)	(160)	(110)
Commercial and industrial	97	226	(129)	215	532	(317)
Indirect lease financing	(26)	(42)	16	(48)	(108)	60
Consumer loans	(53)	(12)	(41)	(84)	(33)	(51)
Tax-exempt loans	(7)	24	(31)	(32)	116	(148)
Other earning assets	-	(1)	1	2	(1)	3
Total interest income	(803)	412	(1,215)	(1,996)	1,343	(3,339)
Interest expense:
Interest-bearing demand	(28)	11	(39)	(95)	36	(131)
Municipals	(14)	34	(48)	(17)	78	(95)
Money market	(12)	7	(19)	(53)	18	(71)
Savings	(27)	71	(98)	21	227	(206)
Time	(130)	(43)	(87)	(473)	(142)	(331)
Time of $100,000 or more	(36)	(9)	(27)	(124)	18	(142)
Short-term borrowings	(23)	(3)	(20)	(83)	(22)	(61)
Long-term debt	(182)	(182)	-	(328)	(328)	-
Total interest expense	(452)	(114)	(338)	(1,152)	(115)	(1,037)
Net interest income	$(351)	$526	$(877)	$(844)	$1,458	$(2,302)

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three- and nine-month periods ended September 30, 2012 and 2011.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Total interest income	$8,276	$9,085	$25,333	$27,368
Total interest expense	1,553	2,005	5,028	6,180
Net interest income	6,723	7,080	20,305	21,188
Tax-equivalent adjustment	528	522	1,583	1,544
Net interest income (fully taxable-equivalent)	$7,251	$7,602	$21,888	$22,732

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

The net interest rate spread is the difference between average rates received on earning assets and average rates paid on interest-bearing liabilities, while the net interest rate margin, which includes interest-free sources of funds, is net interest income expressed as a percentage of average interest-earning assets. The Asset/Liability and Investment Management Committee works to manage and maximize the net interest margin for the Company.

Quarter to Quarter Comparison

Net interest income decreased $357,000, or 5.0%, to $6,723,000 for the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011. On a tax-equivalent basis, net interest income decreased $351,000, or 4.6%, from $7,602,000 for the three months ended September 30, 2011 to $7,251,000 for the same period ended September 30, 2012.

Net interest income continues to be negatively impacted by declining yields on earning assets resulting from a prolonged low interest rate environment and the low level of loan demand by both businesses and consumers. Partially offsetting the impact of declining yields on net interest income was the significant growth in earning assets, primarily investment securities, funded by continued strong growth in deposits. Average earning assets grew by $54,309,000, or 6.5%, to $884,863,000, when comparing the third quarter of 2012 to the same period in 2011, with average investment securities increasing $46,919,000, or 14.1%, to $379,398,000, and average loans increasing $7,882,000, or 1.7%, to $483,431,000. On the funding side, average deposits increased $66,561,000, or 8.9%, to $811,180,000, with average transaction accounts increasing $79,533,000, or 17.7% to $528,985,000. The growth in transaction accounts was broad based across all product lines and all customer types with the largest increases centered in QNB's Online eSavings product and the deposits of several local school districts and municipalities. Offsetting a portion of this growth was a decline in average time deposits of $12,972,000, or 4.4%, when comparing the third quarter 2012 with the same period in 2011.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (continued)

With the growth in earning assets occurring in the investment portfolio, the mix of earning assets changed which contributed to a decline in the net interest margin, as investment securities generally earn a lower yield than loans. In addition, while the economy has shown signs of improvement, issues in the residential and commercial real estate markets persist as do high levels of unemployment. During the third quarter of 2011, the Federal Reserve Open Market Committee announced that they were likely to leave the Federal funds rate at exceptionally low levels through mid-2013 (subsequently extended to mid-2015) and that they would purchase longer-term Treasury securities in an effort to further reduce longer-term interest rates. These actions combined with events in Europe had the impact of lowering Treasury interest rates and flattening the yield curve as longer-term rates declined more than short-term rates. Interest rates on Treasury securities hit historically low levels during the second quarter of 2012. This also resulted in historically low residential mortgage rates. A low level of interest rates has been in place since 2008 and has resulted in lower yields earned on both loans and investment securities as well as lower rates paid on deposits and borrowed funds. During the beginning of this interest rate cycle, funding costs declined at a faster pace and to a greater degree than rates on earning assets resulting in an increasing net interest margin. However, since the second quarter of 2011 this trend has reversed as funding costs have approached bottom while yields on earning assets continue to reprice lower resulting in a lower net interest margin.

As a result of these historically low interest rates, over the past two years, a significant amount of higher yielding bonds with call features were called and prepayments on mortgage-related securities increased, with these proceeds being reinvested in lower yielding investment securities. In addition, new loans are being originated at significantly lower rates, variable rate loans are repricing lower and many customers with fixed rates are requesting that their rates be modified lower. The net interest margin for the third quarter of 2012 was 3.26% compared to 3.63% for the third quarter of 2011 and 3.49% for the second quarter of 2012. The significant growth in municipal deposits between the second and third quarters of 2012 and the investment of these deposits into short-term agency securities during the third quarter of 2012 also impacted the margin, as these transactions while increasing incremental net interest income do so at a significantly tighter interest rate spread.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis decreased $803,000, or 8.4%, to $8,804,000 for the third quarter of 2012, while total interest expense decreased $452,000, or 22.5%, to $1,553,000. Volume growth in earning assets contributed an additional $412,000 of interest income but was offset by a decline in interest income of $1,215,000 resulting from lower interest rates. With regard to interest expense, lower funding costs resulted in a decline in interest expense of $338,000. The maturity and payoff of long-term debt in April 2012 contributed to a decline in interest expense of $182,000 while volume growth in interest-bearing deposits contributed an additional $71,000 in interest expense when comparing the two quarters.

The yield on earning assets on a tax-equivalent basis decreased 63 basis points from 4.59% for the third quarter of 2011 to 3.96% for the third quarter of 2012 and also declined by 32 basis points from the 4.28% reported for the second quarter of 2012. In comparison, the rate paid on interest-bearing liabilities decreased 29 basis points from 1.09% for the third quarter of 2011 to 0.80% for the third quarter of 2012 and decreased ten basis points when compared to 0.90% reported in the second quarter of 2012.

Interest income on investment securities decreased $270,000 when comparing the two quarters as the $46,919,000, or 14.1%, increase in average balances could not offset the 71 basis point decline in the average yield of the portfolio. A significant portion of this growth in investments occurred during the third quarter of 2012 as average investment balances increased $34,007,000, or 9.8%, from the second quarter of 2012. The average yield on the investment portfolio was 2.74% for the third quarter of 2012 compared with 3.45% for the third quarter of 2011. As noted previously, the decline in the yield on the investment portfolio is primarily the result of the extended period of low interest rates which has resulted in an increase in cash flow from the investment portfolio as prepayment speeds on mortgage-backed securities and CMOs ramped-up as did the amount of calls of agency and municipal securities. The actions by the Federal Open Market Committee noted above have resulted in a further increase in prepay speeds and calls. The reinvestment of these funds was in securities that had lower yields than what they replaced.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (continued)

Income on Government agency securities decreased $92,000, as the $20,498,000, or 31.0%, growth in average balances was offset by a 95 basis point decline in the yield from 2.22% for the third quarter of 2011 to 1.27% for the same period in 2012. Most of the bonds in the agency portfolio have call features ranging from three months to three years, many of which were exercised as a result of the low interest rate environment. As noted previously, the significant growth in the investment portfolio since June 30, 2012 is principally a result of the increase in the seasonal deposits of school districts and municipalities received during the third quarter of 2012. Since these deposits are short-term in nature most were invested in U.S. Government agency securities with likely call dates over the next year and with yields around 1.00%.

Interest income on tax-exempt municipal securities increased $15,000 with higher balances accounting for $119,000 of additional income. Average balances of tax-exempt municipal securities increased $8,231,000, or 11.3%, to $81,065,000 for the third quarter of 2012. As a result of credit concerns in the municipal market arising from issues with the insurance companies that insure the bonds and concerns over the general health of state and municipal governments because of declining revenues and budget issues resulting from economic conditions, municipal bond yields declined but not to the same degree as yields on other types of securities. As a result, QNB expanded its purchase of municipal bonds, primarily general obligation bonds of issuers with strong underlying credit ratings. This yield spread advantage has declined during 2012 as supply and demand issues have reduced the yield on municipal bonds. The yield on the state and municipal portfolio decreased 51 basis points from 5.80% for the third quarter of 2011 to 5.29% for the third quarter of 2012. This decline in yield reduced interest income by $104,000 when comparing the two quarters.

Interest income on mortgage-backed securities and CMOs decreased $219,000 with an increase in average balances offsetting in part the significant impact of lower rates. Average balances increased $16,075,000, or 8.6%, to $202,024,000 when comparing the two periods and contributed $122,000 in additional income. The yield on the mortgage-backed and CMO portfolio decreased 67 basis points from 3.02% for the third quarter of 2011 to 2.35% for the third quarter of 2012, resulting in a $341,000 reduction in interest income. This portfolio was expanded because it provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested when interest rates eventually increase. With the historically low interest rate environment mortgage refinancing activity over the past two years was significant resulting in an increase in prepayments on these securities. Since most of these securities were purchased at a premium, prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

Income on loans decreased $533,000 to $6,190,000 when comparing the third quarters of 2012 and 2011 with the decline in the portfolio yield being the primary reason. The yield on the loan portfolio decreased 52 basis points to 5.09% when comparing the same periods, resulting in a reduction in interest income of $582,000. When comparing the two quarters average balances increased $7,882,000, or 1.7%. Prior to the third quarter of 2011, QNB was able to minimize the decline in the portfolio yield by implementing interest rate floors on some variable rate commercial loans and home equity lines of credit and by maintaining its pricing structure. However, since the third quarter of 2011, as a result of the decline in market rates and an increase in competition for quality loans, QNB lowered the rates offered on new loans and reduced rates on some existing loans.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans decreased $465,000 and was impacted by both the decline in yield and a decrease in average balances. The yield on commercial real estate loans was 5.24% for the third quarter of 2012, a decrease of 49 basis points from the 5.73% reported for the third quarter of 2011. Average balances decreased $9,911,000, or 3.8%, to $252,832,000, for the three months ended September 30, 2012 compared with the same quarter in 2011.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (continued)

Income on commercial and industrial loans, the second largest category, increased $97,000 with the positive impact from the growth in balances being partially offset by the decline in the yield. Average commercial and industrial loans increased $18,049,000, or 20.7%, to $105,158,000 for the third quarter of 2012, contributing an additional $226,000 in interest income. The average yield on these loans decreased 49 basis points to 4.56% resulting in a decrease in income of $129,000. Many of the loans in this category are indexed to the prime interest rate and have floors.

Income on home equity loans declined by $90,000 when comparing the third quarter of 2012 and 2011. During this same time period average home equity loans decreased $3,472,000, or 6.4%, to $50,938,000, while the yield on the home equity portfolio decreased 38 basis points to 4.28%. The demand for home equity loans has declined as home values have fallen preventing some homeowners from having equity in their homes to borrow against while others have taken advantage of the low interest rates on mortgages and refinanced their home equity loans into a new mortgage. During 2012 QNB has offered very attractive rates on both variable rate and fixed rate home equity loans in an attempt to increase demand.

Given the low yields on alternative investment securities management decided to retain some 15 year mortgages to borrowers with high credit scores and low loan to value ratios. As a result, average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $3,588,000, or 14.7%, to $28,019,000 for the third quarter of 2012. During this same period the average yield on the portfolio decreased by 53 basis points to 4.82% for the third quarter of 2012. The net result was an additional $11,000 in interest income.

Indirect lease financing receivables represent loans to small businesses that are collateralized by equipment. These loans tend to have higher risk characteristics but generally provide higher rates of return. These loans are originated by a third party and purchased by QNB based on criteria specified by QNB. The criteria include minimum credit scores of the borrower, term of the lease, type and age of equipment financed and geographic area. The geographic area primarily represents states contiguous to Pennsylvania. QNB is not the lessor and does not service these loans. Lease financing income was $279,000 for the third quarter of 2012, a decrease of $26,000 when compared to the $305,000 reported in the third quarter of 2011. Average balances declined by $1,761,000, or 13.8%, resulting in a reduction in income of $42,000 when comparing the two quarters. Partially offsetting the impact of lower balances was an increase in the yield on the portfolio from 9.56% for the third quarter of 2011 to 10.16% for the third quarter of 2012. Early payoffs on leases often results in the recognition of additional income.

Income on consumer loans declined from $89,000 for the third quarter of 2011 to $36,000 for the third quarter of 2012. QNB discontinued charging a continuous overdraft fee at the end of the second quarter of 2012 that was included in this category. This resulted in a $43,000 reduction in income when compared to the third quarter of 2011.

For the most part, earning assets are funded by deposits, which increased on average by $66,561,000, or 8.9%, to $811,180,000, when comparing the third quarters of 2012 and 2011. While total income on earning assets on a tax-equivalent basis decreased $803,000 when comparing the third quarter of 2012 to the third quarter of 2011, total interest expense declined $452,000. Interest expense on total deposits decreased $247,000 while interest expense on borrowed funds decreased $205,000 when comparing the two quarters. The rate paid on interest-bearing liabilities decreased 29 basis points from 1.09% for the third quarter of 2011 to 0.80% for the third quarter of 2012. During this same period, the rate paid on interest-bearing deposits decreased 22 basis points from 1.00% to 0.78%.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (continued)

The growth in deposits when comparing the third quarter of 2012 with the third quarter of 2011 was centered in accounts with greater liquidity, such as interest-bearing demand, interest-bearing municipal accounts, and savings deposits. Average interest-bearing demand accounts increased $10,644,000, or 12.2%, to $97,719,000 for the third quarter of 2012 compared to the third quarter of 2011; however, interest expense on interest-bearing demand accounts decreased $28,000 to $70,000 for the third quarter of 2012 as the average rate paid decreased from 0.45% for the third quarter of 2011 to 0.29% for the third quarter of 2012. The reduction in the cost of funds reflects the exceptionally low interest rate environment over the past year and the historic lows reached by Treasury rates. Included in this category is QNB-Rewards checking, a high-rate checking account product. The decrease in interest expense and the average rate paid on interest-bearing demand accounts is primarily the result of a reduction in the rate paid on QNB-Rewards checking. The rate paid on this account was 1.75% on balances up to $25,000 and 0.50% for balances over $25,000 for the third quarter of 2011. This compares to rates of 1.25% on balances up to $25,000 and 0.50% for balances over $25,000 for the period July 1, 2012 through August 21, 2012 and 1.00% on balances up to $25,000 and 0.25% for balances over $25,000 for the remainder of the third quarter. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the third quarter of 2012, the average balance in this product was $28,753,000 and the related interest expense was $60,000 for an average yield of 0.82%. In comparison, the average balance of the QNB-Rewards accounts for the third quarter of 2011 was $26,745,000 with a related interest expense of $90,000 and an average rate paid of 1.33%. Even with the reduction in the rates paid on the QNB-Rewards product, the yield of 1.00% for the first $25,000 and 0.25% on balances over $25,000, assuming qualifications are met, is still an attractive rate relative to competitors’ offerings as well as other QNB products. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $60,330,000 for the third quarter of 2011 to $68,966,000 for the third quarter of 2012. The average rate paid on these balances was 0.05% and 0.06% for three months ended September 30, 2011 and 2012, respectively.

Interest expense on municipal interest-bearing demand accounts decreased $14,000 to $105,000 for the third quarter of 2012. The decrease in interest expense was the result of the decline in the rate paid offsetting the increase in average balances. The average balance of municipal interest-bearing demand accounts increased $20,868,000, or 29.3% to $92,025,000, while the average interest rate paid on these accounts decreased from 0.66% for the third quarter of 2011 to 0.45% for the third quarter of 2012. Most of these accounts are tied directly to the Federal funds rate with most having rate floors between 0.25% and 0.60%. QNB was successful in obtaining several new relationships as well as increasing their relationships with several of these customers over the past year, accounting for the increase in balances. Many of these deposits are seasonal in nature and are received during the third quarter as tax receipts are collected and are withdrawn over the course of the next year.

Average money market accounts increased $6,662,000, or 9.6%, to $76,078,000 for the third quarter of 2012 compared with the same period in 2011. When comparing these same periods interest expense on money market accounts decreased $12,000 to $55,000 and the average interest rate paid declined nine basis points to 0.29% for the third quarter of 2012. The decline in interest expense and the rate paid is a function of the overall decline in market rates.

During the second quarter of 2009 QNB introduced an online eSavings account to compete with other online savings accounts. This product was introduced at a yield of 1.85% and has been extremely successful having grown to $146,926,000 at September 30, 2012. As market rates declined, the eSavings yield was also reduced and was 0.60% at September 30, 2012. The average yield paid on these accounts was 0.68% for the third quarter of 2012 compared with a yield of 1.04% for the third quarter of 2011. The average balance of this product was $147,207,000 for the third quarter of 2012 compared to $105,423,000 for the third quarter of 2011 and contributed to the $37,999,000, or 24.2%, increase in total average savings accounts when comparing the two quarters. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category; however, experienced little change when comparing the third quarter 2012 average to the same 2011 quarter. The average rate paid on total savings accounts decreased 20 basis points from 0.75% for the third quarter of 2011 to 0.55% for the third quarter of 2012 while interest expense decreased 9.0% from $299,000 to $272,000 over the same period.

The repricing of time deposits at lower rates has had a significant impact on total interest expense when comparing the two quarters. Total interest expense on time deposits decreased $166,000, or 14.7%, to $960,000 for the third quarter of 2012. Average total time deposits decreased by $12,972,000, or 4.4%, to $282,195,000 for the third quarter of 2012. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. Over the course of 2011 and the first nine months of 2012 a significant amount of time deposits have repriced lower as rates have declined. The average rate paid on time deposits decreased from 1.51% to 1.35% when comparing the third quarter of 2011 to the same period in 2012.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (continued)

Approximately $171,466,000, or 61.5%, of time deposits at September 30, 2012 will reprice or mature over the next 12 months. The average rate paid on these time deposits is approximately 0.94%. Given the short-term nature of QNB’s time deposit portfolio and the current rates being offered, it is likely that the average rate paid on time deposits may continue to decline slightly in the near term as higher costing time deposits are repriced lower. However, given the short-term nature of these deposits interest expense could increase if short-term time deposit rates were to increase suddenly.

Short-term borrowings are primarily comprised of sweep accounts structured as repurchase agreements with our commercial customers. Interest expense on short-term borrowings decreased from $50,000 for the third quarter of 2011 to $27,000 for the third quarter of 2012. When comparing these same periods average balances decreased from $27,206,000 to $25,997,000 while the average rate paid declined from 0.72% to 0.42%.

Interest expense on long-term debt decreased from $246,000 for the third quarter of 2011 to $64,000 for the same period in 2012. In April 2012, $15,000,000 of debt at a rate of 4.75% matured and was repaid. Average long-term debt was $5,292,000 for the third quarter of 2012 compared with $20,302,000 for the third quarter of 2011. The average rate paid for both periods was 4.75%.

Nine Month Comparison

For the nine-month period ended September 30, 2012 tax-equivalent net interest income decreased $844,000, or 3.7% to $21,888,000. Average earning assets increased $51,044,000, or 6.4%, to $854,303,000 with average investment securities and loans increasing 14.7% and 1.2%, respectively. Average total deposits increased $59,687,000, or 8.3%, to $778,570,000 for the nine-month period ended September 30, 2012 compared to the same period in 2011. The net interest margin on a tax-equivalent basis was 3.42% for the nine-month period ended September 30, 2012 compared with 3.78% for the same period in 2011.

Total interest income on a tax-equivalent basis decreased $1,996,000, or 6.9% from $28,912,000 to $26,916,000, when comparing the nine-month periods ended September 30, 2011 and September 30, 2012 as the additional interest income generated from the growth in earning assets was offset by the impact of declining yields on those assets. Interest income increased $1,343,000 as a result of volume increases but declined $3,339,000 as a result of lower yields. The analysis of the nine-month comparison periods is similar to what was described in the quarterly analysis; strong deposit growth combined with minimal loan demand has resulted in significant growth of the investment securities portfolio. These factors when combined with the historically low interest rate environment and the repricing of earning assets has resulted in a decline in net interest income and the net interest margin.

Average loans increased $5,565,000 to $482,027,000 while average investment securities increased $45,448,000 when comparing the nine-month periods. The yield on earning assets decreased from 4.81% to 4.21% for the nine-month periods with the yield on loans decreasing from 5.74% to 5.25% during this time. The yield on investments decreased from 3.63% to 2.98% when comparing the nine-month periods. As discussed previously, the decline in yields reflects the impact of historically low levels of interest rates over the past several years. The impact has been more significant on the investment portfolio as many of the bonds have call features which have been exercised by the issuers or are subject to prepayments as mortgages are refinanced. The investment portfolio yield has also been negatively impacted by the amount of new purchases, resulting from the growth in deposits, being booked at the historically low rates.

Total interest expense decreased $1,152,000, from $6,180,000 for the nine-month period ended September 30, 2011 to $5,028,000, for the nine-month period ended September 30, 2012. Most of the decrease in interest expense was a result of lower rates paid on deposits as well as the maturity of $15,000,000 in long-term debt in April 2012. Interest expense on interest-bearing deposits declined by $741,000 and interest expense on long-term debt declined by $328,000. The interest rate paid on total average interest-bearing liabilities declined from 1.18% for the first nine months of 2011 to 0.90% for the first nine months of 2012 with the average rate paid on interest-bearing deposits declining from 1.08% to 0.85% comparing the same periods.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME (continued)

Interest expense on time deposits was the most significant contributor to the decline in total interest expense decreasing $597,000 when comparing the nine month periods, a result of both lower rates and volume. The average rate paid on time deposits decreased 22 basis points to 1.39% from 1.61% when comparing the nine-month periods ended September 30, 2012 and 2011. The average balance of total time deposits declined $10,864,000, or 3.7%, to $284,319,000 for the nine months ended September 30, 2012 compared with the similar 2011 period.

While the average balances on time deposits declined when comparing the nine-month periods, the average balances of transaction accounts increased significantly as customers sought the liquidity of these accounts as well as the higher rate being offered on the QNB-Rewards checking product and the Online eSavings product. Interest expense on interest-bearing demand deposits decreased $95,000, as the 18 basis point decrease in the average rate paid more than offset the impact on interest expense of the $9,927,000, or 11.3%, increase in average balances. The interest rate paid on interest-bearing demand accounts decreased from 0.49% for the first nine months of 2011 to 0.31% for the first nine months of 2011. As discussed previously, reductions in the rate paid on the QNB-Rewards checking account was the primary factor for the decrease in cost of funds in this category.

As noted earlier, QNB experienced significant growth in deposits of school districts and municipalities during the third quarter of 2012. As a result, average balances of municipal interest-bearing demand accounts increased by $14,258,000, or 26.8% when comparing the nine month periods. Offsetting the impact of volume growth was a decrease in the rate paid from 0.73% for the nine months ended September 30, 2011 to 0.54% for the same period in 2012. These factors contributed to the $17,000 decrease in interest expense when comparing the periods.

Interest expense on money market accounts declined by $53,000 to $192,000 for the nine month period ended September 30 2012 as the average rate paid declined from 0.46% for the first nine months of 2011 to 0.34% for the first nine months of 2012. The impact of lower rates on interest expense more than offset the impact of the 7.3% increase in average balances. As noted previously much of the growth in deposits was savings accounts and more specifically the Online eSavings product. Average savings account balances increased $38,291,000, or 25.7% to $187,298,000 while the average rate paid decreased from 0.79% to 0.64%. The combination of these elements resulted in a $21,000 increase in interest expense on savings accounts.

Also contributing to the reduction in interest expense when comparing the nine-month periods was lower expense related to short-term borrowings. Interest expense on short-term borrowings declined from $163,000 for the first nine months of 2011 to $80,000 for the same period in 2012 as the average rate paid declined from 0.83% for 2011 to 0.47% for 2012 and average balances declined by $3,449,000, or 13.1%.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

QNB PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES (continued)

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

Economic conditions over the past few years have contributed to high rates of unemployment and a softening of the residential and commercial real estate markets. These factors have had a negative impact on both consumers and small businesses and contributed to higher than historical levels of net charge-offs during the years 2009-2011. Increases in specific reserves and in the amount of non-performing, impaired and classified loans has also been a consequence of the influences noted previously. These factors when combined with the inherent risk related to the significant growth in the loan portfolio prior to 2011 and continued concerns related to economic conditions had resulted in elevated levels of the provision for loan losses and the allowance for loan losses. Since December 31, 2008, the start of the financial crisis, has increased its allowance for loan losses from $3,836,000, or 0.95% of total loans, to $9,717,000, or 2.03% of total loans at September 30, 2012. Over the past year the allowance for loan losses has increased steadily representing $9,241,000, or 1.89% of total loans at December 31, 2011, and $8,867,000, or 1.87% of total loans at September 30, 2011. The allowance for loan losses at September 30, 2012 is at a level that QNB management believes is adequate as of that date based on its analysis of known and inherent losses in the portfolio.

QNB recorded a provision for loan losses of $300,000 in the third quarter of 2012 compared to no provision for the second quarter of 2012 and $650,000 in the third quarter of 2011. For the nine month periods ended September 30, 2012 and 2011 the provision for loan losses was $600,000 and $1,750,000, respectively. Net loan charge-offs were $50,000 for the third quarter of 2012, or 0.04% annualized of total average loans, compared with net recoveries of $12,000 for the second quarter of 2012, or -0.01% annualized of total average loans, and net loan charge-offs of $633,000 for the third quarter of 2011, or 0.53% annualized of total average loans. For the nine-month periods ended September 30, 2012 and 2011 net loan charge-offs were $124,000, or 0.03% annualized, and $1,838,000, or 0.52% annualized, respectively.

Asset quality has stabilized over the past year. Total non-performing assets were $24,359,000 at September 30, 2012 compared with $24,145,000 at December 31, 2011 and $24,718,000 at September 30, 2011. Included in this classification are non-performing loans, other real estate owned (OREO) and repossessed assets, and non-accrual pooled trust preferred securities. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and troubled debt restructured loans were $21,211,000, or 4.43% of total loans, at September 30, 2012 compared with $21,390,000, or 4.36% of total loans, at December 31, 2011 and $21,956,000, or 4.64% of total loans, at September 30, 2011. Loans on non-accrual status were $18,582,000 at September 30, 2012 compared with $18,597,000 at December 31, 2011 and $19,219,000 at September 30, 2011. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Of the total amount of non-accrual loans at September 30, 2012, $14,980,000, or more than 80% of the loans classified as non-accrual, are current or past due less than 30 days as of the end of the quarter.

Delinquent loans are considered performing loans and exclude non-accrual loans, restructured loans and loans 90 days or more past due and still accruing interest (all of which are considered non-performing loans). Total delinquent loans at September 30, 2012, December 31, 2011 and September 30, 2011 represent 0.55%, 0.64% and 0.56% of total loans, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

QNB PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES (continued)

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans and indirect lease financing loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. At September 30, 2012 and December 31, 2011, the recorded investment in loans for which impairment has been identified totaled $34,470,000 and $30,368,000 of which $26,491,000 and $21,822,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $7,979,000 and $8,546,000 at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012 and December 31, 2011, the related allowance for loan losses associated with these loans was $2,350,000 and $2,065,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	September 30,	December 31,	September 30,
	2012	2011	2011
Non-accrual loans	$18,582	$18,597	$19,219
Loans past due 90 days or more and still accruing interest	-	380	87
Restructured loans (not included above)	2,629	2,413	2,650
Total non-performing loans	21,211	21,390	21,956
Other real estate owned and repossessed assets	1,187	826	884
Non-accrual pooled trust preferred securities	1,961	1,929	1,878
Total non-performing assets	$24,359	$24,145	$24,718

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$481,231	$476,612	$476,125
Total loans, net of unearned fees and costs	477,987	489,936	472,978

Allowance for loan losses	9,717	9,241	8,867

Allowance for loan losses to:
Non-performing loans	45.81%	43.20%	40.39%
Total loans, net of unearned fees and costs	2.03%	1.89%	1.87%
Average total loans (YTD)	2.02%	1.94%	1.86%

Non-performing loans to total loans	4.43%	4.36%	4.64%
Non-performing assets to total assets	2.61%	2.78%	2.82%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

QNB PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES (continued)

An analysis of loan charge-offs for the three and nine months ended September 30, 2012 compared to 2011 is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Net charge-offs	$50	$633	$124	$1,838

Annualized net charge-offs to:
Total loans, net of unearned fees and costs	0.04%	0.54%	0.03%	0.52%
Average total loans	0.04%	0.53%	0.03%	0.52%
Allowance for loan losses	2.10%	28.56%	1.70%	27.64%

NON-INTEREST INCOME

Non-Interest Income Comparison
	Three Months Ended		Change from		Nine Months Ended		Change from
	September 30,		Prior Year		September 30,		Prior Year
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Fees for services to customers	$394	$363	$31	8.5%	$1,078	$1,037	$41	4.0%
ATM and debit card	367	359	8	2.2%	1,098	1,053	45	4.3%
Bank-owned life insurance	78	80	(2)	-2.5%	234	270	(36)	-13.3%
Merchant income	97	85	12	14.1%	283	229	54	23.6%
Net gain (loss) on investment securities	(37)	(32)	(5)	-15.6%	493	(21)	514	2447.6%
Net gain on sale of loans	186	124	62	50.0%	644	181	463	255.8%
Other	40	103	(63)	-61.2%	187	343	(156)	-45.5%
Total	$1,125	$1,082	$43	4.0%	$4,017	$3,092	$925	29.9%

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and check card income, income on bank-owned life insurance, merchant income and gains and losses on the sale of investment securities and residential mortgage loans.

Quarter to Quarter Comparison

Total non-interest income for the third quarter of 2012 was $1,125,000, an increase of $43,000, or 4.0% compared to $1,082,000 for the third quarter of 2011.

Fees for services to customers were $394,000 for the third quarter of 2012, an increase of $31,000, or 8.5%, from the same period in 2011. Overdraft income, representing approximately 67% of total fees for services to customers during the third quarter of 2012, increased by $13,000. The increase in overdraft income primarily reflects the positive impact of the introduction of an overdraft protection program on net overdraft income as the program reduced the amount of overdraft fees forgiven. Also impacting the fees for services to customers was the timing of the receipt of real estate tax collection fees and increases in service charges on checking accounts and transfer fees to protect against overdrafts.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME (Continued)

ATM and debit card income is primarily comprised of transaction interchange income on debit cards and ATM cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $367,000 for the third quarter of 2012, an increase of $8,000, or 2.2%, from the amount recorded during the third quarter of 2011. Debit card interchange income increased $20,000, or 6.7%, to $255,000, while ATM interchange income decreased $13,000, or 12.8%, to $92,000. During the quarter QNB noticed a transition occurring between the amounts recorded as debit card and ATM card interchange income. As a result of the Dodd-Frank Act and the Durbin amendment merchants are routing their transactions through the lower cost provider.

Merchant income represents fees charged to merchants for the bank’s handling of credit card or charge sales. Merchant income was $97,000 for the third quarter of 2012, an increase of $12,000, or 14.1%, from the amount reported in the same period in 2011. The increase in merchant income is primarily a result of an increase in the number of merchant’s using QNB services.

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

Net investment securities losses were $37,000 for the quarter ended September 30, 2012 compared with net losses of $32,000 for the comparable quarter in 2011. During the third quarter of 2012 the Company sold approximately $6.6 million of mortgage-backed securities and CMO’s that were purchased at a premium and because of the decline in interest rates were seeing significant prepayments which were resulting in very low yields. The loss recognized on the sale of these securities was $45,000. The proceeds from the sale were reinvested in mortgage backed securities that should have more stable prepayment speeds and provide additional yield over those sold. Also included in the third quarter of 2012 was a gain of $8,000 recognized on the full recovery of a trust preferred security previously recorded as impaired. During the third quarter of 2011 QNB recorded credit related other-than-temporary impairment charges in the equity securities portfolio of $97,000. Partially offsetting the third quarter 2011 OTTI charges were gains of $65,000 realized on the sale of $4.8 million of higher coupon premium mortgage-backed securities that were prepaying at fast speeds.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. The net gain on the sale of residential mortgage loans was $186,000 and $124,000 for the quarters ended September 30, 2012 and 2011, respectively. This $62,000 increase in the net gain on sale of loans was a result of an increase in the amount of residential mortgage refinancing activity and the amount of gains recorded per sale. Proceeds from the sale of residential mortgages were $3,965,000 and $2,834,000 for the third quarters of 2012 and 2011, respectively.

Other non-interest income declined by $63,000 when comparing the two quarters. During the third quarter of 2012 QNB recognized a $39,000 loss on the sale of a property held in other real estate owned. In addition, letter of credit fees declined $22,000 in comparison to the third quarter of 2011. This reduction is primarily related to a large letter of credit to a commercial customer that expired during the fourth quarter of 2011. Mortgage servicing income declined by $15,000 due to mortgage refinancing activity contributing to a reduction in the value of mortgage servicing assets as well as an increase in the amortization of this asset. When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to, and over, the period of net servicing income or loss. On a quarterly basis, servicing assets are assessed for impairment based on their fair value. During the third quarter of 2012, a $22,000 impairment charge was recorded. This compares to an impairment charge of $15,000 during the third quarter of 2011. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded. As a result of the significant decline in mortgage interest rates and the resulting increase in refinancing activity, prepayment speeds increased. This had the impact of reducing the income on mortgage servicing as the related servicing asset must be written off when a loan is paid in full. Partially offsetting these reductions in other income was a sales tax refund of $11,000 during the third quarter of 2012.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME (Continued)

Nine-Month Comparison

Total non-interest income for the nine month periods ended September 30, 2012 and 2011 was $4,017,000 and $3,092,000, respectively. Excluding net gains on investment securities and loans for both periods total non-interest income was $2,880,000 and $2,932,000, a decrease of $52,000, or 1.8%.

Fees for services to customers increased $41,000, or 4.0%, to $1,078,000 for the nine-month period ended September 30, 2012. An increase in checking account activity fees ($19,000), transfer fees to protect against overdrafts ($10,000), internet banking fees ($3,000) and the timing of the collection of tax collection fees ($6,000) offset a $6,000 decline in overdraft income when comparing the nine-month periods.

ATM and debit card income was $1,098,000 for the first nine months of 2012, an increase of $45,000, or 4.3%, from the amount recorded during the first nine months of 2011. Debit card interchange income increased $41,000, or 6.0%, to $729,000, while ATM interchange income increased $5,000, or 1.6%, to $312,000. The increase in debit card income is a result of the continuing increased reliance on the card as a means of paying for goods and services by both consumers and business cardholders and by the routing of transactions to the lowest cost provider as discussed previously.

Income on bank-owned life insurance (BOLI) represents the earnings and death benefits on life insurance policies in which the Bank is the beneficiary. Income on BOLI was $234,000 and $270,000 for the first nine months of 2012 and 2011, respectively. Included in total BOLI income for 2011 was the recognition of a death benefit payment of $31,000 received during the first quarter on a life insurance policy in which the Bank was the beneficiary. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which minimize how low the earnings rate can go. Some of these policies are currently at their floor.

Merchant income was $283,000 for the first nine months of 2012, an increase of $54,000, or 23.6%, from the amount reported in the same period in 2011. As noted above, the increase in merchant income is primarily a result of an increase in the number of merchant’s using QNB services.

Net gains on investment securities were $493,000 for the first nine months of 2012 compared with net losses of $21,000 in 2011. Included in the 2012 securities gains were $427,000 of gains recorded on the sale of equity securities. With the outstanding performance of the U.S. equity markets during 2012, QNB elected to sell some equity holdings and recognize gains. The other net gains during 2012 relate primarily to the sale of fast paying mortgage-backed and CMO securities during the second and third quarters of 2012. In 2011, net gains of $76,000 on the sale of investments, primarily equity securities, were offset by other-than-temporary impairment charges of $97,000 on several equity securities.

The net gain on the sale of residential mortgage loans was $644,000 and $181,000 for the nine months ended September 30, 2012 and 2011, respectively. As noted previously, as a result of historically low mortgage rates, residential mortgage refinancing activity has increased significantly as has the amount of gains recorded on the sale of these mortgages. Proceeds from the sale of residential mortgages were $15,908,000 and $5,915,000 for the first nine months of 2012 and 2011, respectively.

Other non-interest income was $187,000 for the first nine months of 2012, a decrease of $156,000 from the amount recorded in 2011. Similar to the quarter, a $68,000 decrease in mortgage servicing income, a $44,000 decrease in letter of credit fees and a $34,000 loss on the sale of other real estate owned account for the majority of the difference.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	Three Months Ended		Change from		Nine Months Ended		Change from
	September 30,		Prior Year		September 30,		Prior Year
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Salaries and employee benefits	$2,609	$2,522	$87	3.4%	$7,783	$7,317	$466	6.4%
Net occupancy	407	386	21	5.4%	1,228	1,153	75	6.5%
Furniture and equipment	387	319	68	21.3%	1,090	942	148	15.7%
Marketing	176	165	11	6.7%	633	546	87	15.9%
Third-party services	426	342	84	24.6%	1,130	930	200	21.5%
Telephone, postage and supplies	146	141	5	3.5%	452	447	5	1.1%
State taxes	159	152	7	4.6%	486	452	34	7.5%
FDIC insurance premiums	173	41	132	322.0%	515	579	(64)	-11.1%
Other	451	446	5	1.1%	1,296	1,152	144	12.5%
Total	$4,934	$4,514	$420	9.3%	$14,613	$13,518	$1,095	8.1%

Quarter to Quarter Comparison

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services, FDIC insurance premiums, regulatory assessments and taxes and various other operating expenses. Total non-interest expense was $4,934,000 for the third quarter of 2012, an increase of $420,000, or 9.3%, compared to the third quarter of 2011. QNB’s overhead efficiency ratio, which represents the percentage of each dollar of revenue that is used for non-interest expense, is calculated by taking non-interest expense divided by net operating revenue on a tax-equivalent basis. QNB’s efficiency ratios were 58.9% and 52.0% for the three months ended September 30, 2012 and 2011, respectively, and compare favorably with Pennsylvania commercial banks with assets between $500 million and $1 billion which had an average efficiency ratio of 69.0% for the second quarter of 2012, the most recent period available.

Salaries and benefits is the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense for the third quarter of 2012 was $2,609,000, an increase of $87,000, or 3.4%, over the $2,522,000 reported in the third quarter of 2011. Salary expense increased $58,000, or 2.8%, during the period to $2,116,000. Promotion and merit increases contributed to the increase in salary expense, offsetting a reduction of $51,000 in an accrual for incentive compensation. Comparing the two quarters, benefits expense increased $29,000, or 6.3%, to $493,000 with higher medical and dental benefit premiums and claims, retirement plan expense and tuition reimbursement costs accounting for the increase.

Net occupancy expense increased $21,000, or 5.4%, to $407,000 for the third quarter of 2012 while furniture and equipment expense increased $68,000, or 21.3%, to $387,000 for the same period. Rent expense increased $11,000 which relates principally to higher ongoing common area maintenance costs on some leased properties and scheduled increases in rent at several leased locations. In addition, during the third quarter of 2012 QNB began leasing office space in Warminster, Pennsylvania for a business branch anticipated to be opened during the fourth quarter of 2012. Also contributing to the increase in net occupancy expense was a $5,000, or 8.8%, increase in building repairs and maintenance costs. The increase in furniture and equipment expense relates primarily to a $46,000 increase in depreciation and amortization expense on new equipment and computer software and a $17,000 increase in equipment maintenance costs.

Marketing expense increased $11,000, or 6.7%, to $176,000 for the quarter ended September 30, 2012. Advertising expense increased $17,000 primarily a result of increased use of outdoor and direct mail advertising.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE (continued)

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $84,000, or 24.6%, to $426,000 for the three months ended September 30, 2012 when compared to the same period in 2011. Legal expense increased $32,000 when compared to the third quarter of 2011. This was a result of higher expenses related to loan collection and corporate activities. Third party information technology expense increased $22,000 primarily related to penetration testing and increased ongoing costs associated with email services and the new online and mobile banking system introduced in the third quarter of 2011. Other third party services also increased $21,000 when comparing the three months ended September 30, 2012 to the same period in 2011. This increase is attributable to implementation cost and ongoing costs associated with a new overdraft protection program that was instituted late in the second quarter of 2012.

State tax expense represents the accrual of the Pennsylvania shares tax, which is based on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $159,000 for the third quarter of 2012, an increase of $7,000, or 4.6%, compared to the same period in 2011. The Bank’s Pennsylvania Shares Tax was $158,000 for the third quarter of 2012, an increase of $11,000 resulting from an increase in the Bank’s equity. Partially offsetting this was a reduction in both the sales and use tax and the Pennsylvania capital stock tax.

FDIC insurance premium expense increased $132,000 to $173,000, when comparing the third quarter of 2012 to 2011. The lower FDIC premium expense in 2011 reflects a cumulative adjustment for a reduction in the rate charged and a change in the method of calculating the basis of the premium effective during the second quarter of 2011.

Nine-Month Comparison

Total non-interest expense was $14,613,000 for the nine-month period ended September 30, 2012 compared to $13,518,000 for the same period in 2011, an increase of $1,095,000, or 8.1%.

Salaries and benefits expense increased $466,000, or 6.4%, to $7,783,000 for the nine months ended September 30, 2012 compared to the same period in 2011. Salary expense increased $329,000, or 5.6%, during the period to $6,172,000. Included in salary expense is an accrual for incentive compensation. This accrual was $71,000 less for the first nine months of 2012 compared to the same period in 2011. Promotion and merit increases coupled with two additional full-time equivalent employees including the addition of a Chief Information and Technology Officer in the third quarter of 2011, contributed to the increase in salary expense. Comparing the nine month periods, benefits expense increased $137,000, or 9.3%, to $1,611,000. Medical related expenses increased $94,000 when comparing the two periods. In 2012, QNB switched from a premium based indemnity plan to a self-funded plan offered through the Pennsylvania Banker’s Association. Claims during 2012 have been higher than what was experienced in 2011. Payroll related tax expense increased $32,000 and retirement plan expense increased $33,000, when comparing the nine-month periods, both a function of higher salary expense. Included in 2011 benefits expense was $32,000 in relocation costs for the Chief Operating Officer.

Net occupancy expense increased $75,000, or 6.5%, to $1,228,000 for the first nine months of 2012 while furniture and equipment expense increased $148,000, or 15.7%, to $1,090,000 for the same period. As was the case for the quarter most of the increase in net occupancy expense pertains to a $56,000 increase in rent expense resulting from adjustments to common area maintenance costs on some leased properties, scheduled rent increases on several leased properties and rent for the future business office noted above. Increases in real estate taxes and building repairs and maintenance expense of $9,000 and $6,000, respectively also contributed to the increase in net occupancy expense. The increase in furniture and equipment expense relates to a $113,000 increase in depreciation and amortization expense on new equipment and computer software as well as higher equipment maintenance costs of $41,000.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE (continued)

Marketing expense increased $87,000, or 15.9%, to $633,000 for the first nine months of 2012. As was the case for the quarter, advertising expense increased $63,000 while public relations and donations expense increased $34,000. QNB contributes to many not-for-profit organizations and clubs and sponsors many local events in the communities it serves.

Third party services expense increased $200,000, or 21.5%, to $1,130,000 for the nine months ended September 30, 2012 when compared to the same period in 2011. As discussed in the quarterly analysis most of this increase relates to ongoing costs associated with the new online and mobile banking system introduced during the third quarter of 2011, the outsourcing of email services to a third party provider during the second quarter of 2011, and the implementation of an overdraft protection program during the second quarter of 2012. In addition, legal expense increased $35,000 when comparing the nine month periods primarily a result of higher loan collection costs and corporate activities.

State tax expense was $486,000 for the first nine months of 2012, an increase of $34,000 compared to the same period in 2011. The Bank’s Pennsylvania Shares Tax was $475,000 for the first nine months of 2012, an increase of $32,000 resulting from an increase in the Bank’s equity. The Company’s capital stock tax increased $5,000 when comparing the same periods.

FDIC insurance premium expense decreased $64,000, or 11.1%, to $515,000, when comparing the nine months ended

September 30, 2012 to the same period in 2011. The decrease in FDIC insurance expense reflects a reduction in the rate charged and a change in the method of calculating the basis of the premium effective in 2011.

Other non-interest expense increased $144,000, or 12.5%, to $1,296,000 for the first nine months of 2012 compared to the first nine months of 2011. Expenses related to other real estate owned, including real estate taxes and maintenance costs, increased $101,000 and account for most of the increase in other non-interest expense when comparing the nine month periods.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 2012, QNB’s net deferred tax asset was $913,000. The primary components of deferred taxes are a deferred tax asset of $3,304,000 relating to the allowance for loan losses, a deferred tax asset of $121,000 generated by OTTI charges on equity securities and a deferred tax asset of $432,000 related to OTTI charges on trust preferred securities. Partially offsetting these deferred tax assets was a deferred tax liability of $2,882,000 resulting from unrealized gains on available-for-sale securities. As of September 30, 2011, QNB’s net deferred tax asset was $869,000. The primary components of deferred taxes at September 30, 2011 are a deferred tax asset of $3,015,000 relating to the allowance for loan losses, a deferred tax asset of $221,000 generated by OTTI charges on equity securities and a deferred tax asset of $435,000 related to OTTI charges on trust preferred securities. Partially offsetting these deferred tax assets was a deferred tax liability of $2,389,000 resulting from unrealized gains on available-for-sale securities.

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

Applicable income taxes and effective tax rates were $540,000, or 20.7%, for the three-month period ended September 30, 2012, and $676,000, or 22.5%, for the same period in 2011. For the nine-month periods ended September 30, 2012 and 2011 applicable income taxes and the effective tax rates were $2,059,000, or 22.6% and $2,044,000, or 22.7%, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS

The following balance sheet analysis compares average balance sheet data for the nine months ended September 30, 2012 and 2011, as well as the period ended balances as of September 30, 2012 and December 31, 2011.

Average earning assets for the nine-month period ended September 30, 2012 increased $51,044,000, or 6.4%, to $854,303,000 from $803,259,000 for the nine months ended September 30, 2011. Due to economic conditions the mix of earning assets continues to change as the growth rate of investment securities continues to exceed the growth rate for loans. Average loans increased $5,565,000, or 1.2%, while average investment securities increased $45,448,000, or 14.7%. Average loans represented 56.4% of earning assets for the first nine months of 2012, while average investment securities represented 41.6% of earning assets for the same period. This compares to 59.3% and 38.5%, respectively, for the first nine months of 2011. Given the lack of loan demand and the relatively low yield of 0.25% on interest-bearing deposits at the Federal Reserve Bank, the decision was made to try and stay as fully invested as possible, while still retaining adequate liquidity.

QNB’s primary business is accepting deposits and making loans to meet the credit needs of the communities it serves. Loans are the most significant component of earning assets and growth in loans to small businesses and residents of these communities has been a primary focus of QNB. Inherent within the lending function is the evaluation and acceptance of credit risk and interest rate risk. QNB manages credit risk associated with its lending activities through portfolio diversification, underwriting policies and procedures and loan monitoring practices. Total loans increased 1.1% between September 30, 2011 and September 30, 2012 but have decreased by 2.4% since December 31, 2011. Loan growth which had been strong for 2009 and most of 2010, slowed significantly beginning in the fourth quarter of 2010. As a result of economic conditions both in the United States and in Europe, as well as political and tax uncertainty in Washington D.C.

businesses appear to be holding off investing in new equipment or any other type of financing and are paying down their lines with excess cash. Despite the lack of demand QNB is committed to make credit available to its customers.

Average total commercial loans increased $8,183,000 when comparing the first nine months of 2012 to the first nine months of 2011. Most of the 2.1% growth in average commercial loans was in commercial and industrial loans, which increased $13,667,000, or 15.6%, to $101,021,000. Commercial and industrial loans represent commercial purpose loans that are either secured by collateral other than real estate or unsecured. Many of these loans are for operating lines of credit. Average loans secured by real estate, either commercial or residential properties decreased $8,045,000, or 3.1%, when comparing the average balances for the nine month periods while average tax-exempt loans to state and municipal organizations increased $2,561,000, or 8.1%, over the same time period.

Average residential real estate loans increased $3,819,000, or 16.1%, to $27,541,000 for the first nine months of 2012 as historically low interest rates have resulted in an increase in residential mortgage activity. Of this increase $1,446,000 represents adjustable rate loans while the remainder of the growth is in fixed rate loans primarily loans with a 15 year maturity, low loan-to-values and excellent credit. QNB sells most of its fixed rate originations to Freddie Mac.

Average home equity loans continue to decline with average balances decreasing from $55,720,000 for the first nine months of 2011 to $51,169,000 for the first nine months of 2012. With the decline in mortgage interest rates customers have paid down their home equity loans when they refinance their first mortgage. The other impact of the low interest rate environment is movement from fixed rate home equity loans to floating rate lines tied to the prime rate. Also impacting the demand for home equity loans is the decline in home loan values over the past few years. With the decline in values many homeowners do not have equity in their house to borrow. During 2012 QNB has offered very attractive rates on both variable rate and fixed rate home equity loans in an attempt to increase demand.

Total investment securities were $425,361,000 at September 30, 2012 compared with $359,081,000 at June 30, 2012 and $349,418,000 at December 31, 2011. The significant growth in the investment portfolio since June 30, 2012 is principally a result of the increase in the seasonal deposits of school districts and municipalities received during the third quarter. Since these deposits are short-term in nature most were invested in U.S. Government agency securities with likely call dates over the next year. As a result the composition of the portfolio changed with U.S. Government securities increasing from $68,493,000, or 19.7% of the total portfolio at December 31, 2011 to $105,283,000, or 24.8% of the total portfolio at September 30, 2012. Over the same time frame mortgage-backed securities increased from $113,243,000, or 32.5% of the portfolio at December 31, 2011 to $126,570,000, or 29.8% of the portfolio at September 30, 2012 and CMO’s increased from $79,345,000, or 22.8% of the portfolio at December 31, 2011 to $97,401,000, or 22.9% of the portfolio at September 30, 2012. Tax-exempt State and municipal securities increased from $78,786,000, or 22.6% of the portfolio at December 31, 2011 to $87,324,000, or 20.5% of the portfolio at September 30, 2012.

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

QNB does own CDOs in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by banks or bank holding companies, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. QNB holds seven of these securities with an amortized cost of $3,519,000 and a fair value of $1,961,000 at September 30, 2012. There was no credit-related other-than-temporary impairment charge in the first nine months of 2012 or 2011. During the third quarter of 2012 QNB fully recovered the $8,000 impairment charge previously recorded on PreTSL VI. It is possible that future calculations could require recording additional other-than-temporary impairment charges through earnings. For additional detail on these securities see Note 7 Investment Securities and Note 9 Fair Value Measurements and Disclosures.

For the most part, earning assets are funded by deposits. Total average deposits increased $59,687,000, or 8.3%, to $778,570,000 for the first nine months of 2012 compared to the first nine months of 2011. In addition to the growth from the school district and municipal deposits noted above, customers continue to look for the safety of FDIC insured deposits and the stability of a strong local community bank as opposed to the volatility of the equity markets and the uncertainty of the larger regional and national banks.

Most of the increase in average deposits was in savings accounts which increased $38,291,000, or 25.7%, to $187,298,000 for the first nine months of 2012. The growth in savings accounts is largely due to the success of QNB’s Online eSavings product which pays a higher rate of interest than most competing savings products. Average non-interest bearing demand accounts increased $2,921,000, or 4.6%, when comparing the nine month periods with growth in personal accounts being the primary contributor. Average interest-bearing demand increased $9,927,000, or 11.3%, when comparing the first nine months of 2012 and 2011. Business accounts, the high interest Rewards checking product and checking accounts for individuals over the age 50, Select 50, were the primary contributors to the growth in interest-bearing demand balances. During 2012 QNB developed new relationships with several school districts and municipalities and expanded existing relationships with several others. As a result average municipal demand deposits increased $14,258,000, or 26.8%, when comparing the nine month periods. Total average time deposits decreased $10,864,000, or 3.7%, when comparing the two nine-month periods as customers were looking for the liquidity of transaction accounts including the eSavings product.

Total assets at September 30, 2012 were $934,110,000 compared with $868,804,000 at December 31, 2011, an increase of $65,306,000, or 7.5%. Total investment securities increased $75,943,000 to $425,361,000 at September 30, 2012 while total loans decreased $11,949,000 to $477,987,000 at September 30, 2012. As discussed previously the demand for loans by businesses and consumers has slowed dramatically.

On the liability side, total deposits increased by $66,486,000, or 8.9%, since year-end. The growth was centered in savings accounts which increased $26,588,000, or 15.9%, to $194,221,000 and interest-bearing demand accounts which increased $45,345,000, or 30.0% to $196,694,000. The increase in savings accounts is attributable to the Online eSavings product whose balances increased from $117,871,000 at December 31, 2011 to $146,926,000 at September 30, 2012. The rate on this account has been reduced during the first nine months of the year from 1.00% at December 31, 2011 to 0.60% as of September 30, 2012 and has resulted in the slowdown of growth in this product in recent months. The increase in interest-bearing demand accounts was primarily in municipal deposits which increased from $59,017,000 at December 31, 2011 to $100,044,000 at September 30, 2012. As noted earlier this increase is primarily a result of the seasonal receipt of real estate taxes during the third quarter of the year. Partially offsetting the growth in these products was a slight reduction in time deposits which decreased by $6,391,000 from $285,024,000 at December 31, 2011 to $278,633,000 at September 30, 2012.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION ANALYSIS (continued)

Short-term borrowings increased $7,904,000 from $24,021,000 at December 31, 2011 to $31,925,000 at September 30, 2012. At September 30, 2012, $5,334,000 was outstanding on the Bank’s line of credit with one of its correspondent banks. There were no outstanding balances on these lines as of December 31, 2011. The majority of the balances classified as short-term borrowings are commercial sweep accounts which can also be volatile based on businesses receipt and disbursement of funds. Balances in these accounts increased by $2,570,000 to $26,591,000 at September 30, 2012.

Long-term debt declined $15,009,000 from $20,299,000 at December 31, 2011 to $5,290,000 at September 30, 2012. In April 2012, at maturity, $15,000,000 of repurchase agreements at a weighted average rate of 4.75% were repaid.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At September 30, 2012, the Bank had a maximum borrowing capacity with the FHLB of approximately $212,633,000. The maximum borrowing capacity changes as a function of qualifying collateral assets. QNB has no outstanding borrowings with the FHLB at September 30, 2012. In addition, the Bank maintains two unsecured Federal funds lines with two correspondent banks totaling $18,000,000. At September 30, 2012 outstanding borrowings under these lines totaled $5,334,000. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn. As part of its contingency funding plan QNB successfully tested its ability to borrow from these sources during the third and fourth quarters of 2012.

Total cash and cash equivalents, available-for-sale investment securities and loans held-for-sale totaled $437,226,000 and $359,581,000 at September 30, 2012 and December 31, 2011, respectively. The increase in liquid sources is primarily the result of a $77,124,000 increase in available-for-sale investment securities. This source of liquidity was primarily funded from an increase in total deposits, principally municipal and savings deposits. The sources and level of liquidity maintained should be adequate to meet normal fluctuations in loan demand or deposit withdrawals. With the current low interest rate environment, it is anticipated that the investment portfolio will continue to provide significant liquidity as agency and municipal bonds are called and as cash flow on mortgage-backed and CMO securities continues to be steady. In the event that interest rates would increase the cash flow available from the investment portfolio could decrease.

Approximately $186,036,000 and $158,189,000 of available-for-sale securities at September 30, 2012 and December 31, 2011, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The increase in the amount of pledged securities corresponds with the increase in municipal deposits.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at September 30, 2012 was $77,128,000, or 8.26% of total assets, compared to shareholders' equity of $70,841,000, or 8.15% of total assets, at December 31, 2011. Shareholders’ equity at September 30, 2012 and December 31, 2011 included a positive adjustment of $5,594,000 and $4,665,000, respectively, related to unrealized holding gains, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 7.70% and 7.66% at September 30, 2012 and December 31, 2011, respectively.

Average shareholders' equity and average total assets were $69,369,000 and $884,903,000 for the first nine months of 2012, an increase of 10.8% and 6.5%, respectively, from the averages for the year ended December 31, 2011. The ratio of average total equity to average total assets was 7.84% for the first nine months of 2012 compared to 7.55% for all of 2011.

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

The following table sets forth consolidated information for QNB Corp.:

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Capital Analysis	September 30, 2012	December 31, 2011
Tier I
Shareholder's equity	$77,128	$70,841
Net unrealized securities gains	(5,594)	(4,665)
Total Tier I risk-based capital	$71,534	$66,176

Tier II
Allowable portion: Allowance for loan losses	$7,389	$7,270
Unrealized gains on equity securities	191	248
Total risk-based capital	$79,114	$73,694
Risk-weighted assets	$588,792	$579,633
Average assets	$916,552	$870,133

Capital Ratios	September 30, 2012	December 31, 2011
Tier I capital/risk-weighted assets	12.15%	11.42%
Total risk-based capital/risk-weighted assets	13.44%	12.71%
Tier I capital/average assets (leverage ratio)	7.80%	7.61%

CAPITAL ADEQUACY (continued)

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for the total risk-based capital and 4.00% for leverage. All capital ratios have improved from December 31, 2011 to September 30, 2012.

During the first quarter of 2010, QNB began offering a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $652,000 to capital during first nine months of 2012.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of September 30, 2012, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There were no shares repurchased under the plan since the first quarter of 2009.

Continuing to impact risk-weighted assets is an additional $26,040,000 of risk-weighted assets due to mezzanine tranches of pooled trust preferred securities that were downgraded below investment grade during the first quarter of 2009. Although the amortized cost of these securities was only $3,519,000 at September 30, 2012, regulatory guidance required an additional $26,040,000 to be included in risk-weighted assets. The Bank utilized the method as outlined in the Call Report Instructions for an available-for-sale bond that has not triggered the Low Level Exposure (LLE) rule. The mezzanine tranches of CDOs that utilized this method of risk-weighting are five out of seven pooled trust preferred securities (PreTSLs) held by the Bank as of September 30, 2012. The other two pooled trust preferred securities have only one tranche remaining so the treatment noted above does not apply.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At September 30, 2012 and December 31, 2011, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

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

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

SEPTEMBER 30, 2012

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the discussion below of the potential impact of Hurricane Sandy, refer to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2011.

While the majority of our market area incurred only minor damage, Hurricane Sandy did cause significant property damage throughout surrounding areas and resulted in widespread disruptions in power and transportation. The property damage included flood and wind damage, ranging from minor to moderate in many areas and was especially severe in the coastal areas of New Jersey. A substantial amount of our loans are secured by real estate located in our immediate market area (which does not include New Jersey), but QNB does have loans secured by property located in this area. Based on our initial assessments of where our borrowers and collateral are located, we believe that most of our borrowers have not suffered catastrophic damage to their businesses or the collateral securing their loans. For our collateral dependent loans, our policy is to require property insurance (which normally covers wind damage) on all loans as well as flood insurance if the property is located within a flood zone, which should reduce our exposure to potential loss. Properties not located within flood zones are not required to have flood insurance and thus it is likely that any flood-related damage to those properties will not be covered by insurance.

As a result of the storm, it is possible that we will experience increased loan delinquencies and loan restructurings, particularly in the short term as customers undertake recovery and clean-up efforts, including the submission of insurance claims. Possible increases in loan delinquencies and restructurings would negatively impact our cash flow and, if not timely cured, would increase our non-performing assets and reduce our net interest income. We may also experience elevated provisions for loan losses as a result of increased loan delinquencies and loan restructurings, and to the extent that the combination of insurance proceeds and collateral values are insufficient to cover outstanding loan balances on loans which may default.

In addition, in order to assist our customers during this crisis, we are waiving various deposit and loan fees that would have otherwise been assessed. Although we are in the process of performing an evaluation of the effects of Hurricane Sandy, we currently do not have sufficient information to reasonably estimate the financial impact of the storm on our Company.

77

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

July 1, 2012 through July 31, 2012	-	-	-	42,117
August 1, 2012 through August 31, 2012	-	-	-	42,117
September 1, 2012 through September 30, 2012	-	-	-	42,117
Total	-	-	-	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3(i)	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrants Form DEF 14-A filed with the Commission on April 15, 2005).

Exhibit 3(ii)	Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrants Form 8-K filed with the Commission on January 23, 2006).

Exhibit 11	Statement Re: Computation of Earnings Per Share. (Included in Part I, Item I, hereof.)

Exhibit 31.1	Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Section 906 Certification of Chief Financial Officer

The following Exhibits are being furnished* as part of this report:

No.	Description
EX-101.INS	XBRL Instance Document.*
EX-101.SCH	XBRL Taxonomy Extension Schema Document.*
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	These interactive data files are being furnished as part of this Quarterly Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

78

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QNB Corp.

Date:	November 14, 2012	By:	/s/ Thomas J. Bisko
Thomas J. Bisko
Chief Executive Officer

Date:	November 14, 2012	By:	/s/ Bret H. Krevolin
Bret H. Krevolin
Chief Financial Officer