Form 10-K
period 2012-12-31
QNB CORP
filed 2013-03-29
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______________ to _______________ .

Commission file number 0-17706

QNB Corp.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2318082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15 North Third Street, P.O. Box 9005 Quakertown, PA	18951-9005
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code (215) 538-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

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

Yes ☐ No ☑

As of February 28, 2013, 3,232,148 shares of common stock of the registrant were outstanding. As of June 30, 2012, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $67,307,000 based upon the average bid and asked prices of the common stock as reported on the OTC BB.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for the annual meeting of its shareholders to be held May 28, 2013 are incorporated by reference in Part III of this report.

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

Prior to December 28, 2007, the Bank was a national banking association organized in 1877 as The Quakertown National Bank, was chartered under the National Banking Act and was subject to Federal and state laws applicable to national banks. Effective December 28, 2007, the Bank became a Pennsylvania chartered commercial bank and changed its name to QNB Bank. The Bank’s principal office is located in Quakertown, Bucks County, Pennsylvania. As of December 31, 2012, the Bank also operated eight other full-service community banking offices in Bucks, Montgomery and Lehigh counties in southeastern Pennsylvania. In February 2013, two additional full-service banking offices were opened.

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

At December 31, 2012, QNB had total assets of $919,874,000, total loans of $477,733,000, total deposits of $801,638,000 and total shareholders’ equity of $77,623,000. For the year ended December 31, 2012, QNB reported net income of $9,175,000 compared to net income for the year ended December 31, 2011 of $8,880,000.

At February 28, 2013, the Bank had 162 full-time employees and 20 part-time employees. The Bank’s employees have a customer-oriented philosophy, a strong commitment to service and a “sincere interest” in their customers’ success. They maintain close contact with both the residents and local business people in the communities in which they serve, responding to changes in market conditions and customer requests in a timely manner.

Competition and Market Area

The banking business is highly competitive, and the profitability of QNB depends principally upon the Bank’s ability to compete in its market area. QNB faces intense competition within its market, both in making loans and attracting deposits. Bucks, Lehigh, and Montgomery counties have a high concentration of financial institutions, including large national and regional banks, community banks, savings institutions and credit unions. Some of QNB’s competitors offer products and services that QNB currently does not offer, such as traditional trust services and full-service insurance.

In addition, as a result of consolidation in the banking industry, some of QNB’s competitors may enjoy advantages such as greater financial resources, a wider geographic presence, more favorable pricing alternatives and lower origination and operating costs. However, QNB has been able to compete effectively with other financial institutions by emphasizing the establishment of long-term relationships and customer loyalty. A strong focus on small-business solutions, providing fast local decision-making on loans, exceptional personal customer service and technology solutions, including internet-banking, electronic bill pay and remote deposit capture, also enable QNB to compete successfully.

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

QNB’s success is dependent to a significant degree on economic conditions in southeastern Pennsylvania, especially Bucks, Lehigh and Montgomery counties, which it defines as its primary market. The banking industry is affected by general economic conditions, including the effects of recession, unemployment, declining real estate values, inflation, trends in the national and global economies, and other factors beyond QNB’s control.

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

Under these policies and subject to the restrictions applicable to the Bank, to remain “well-capitalized,” the Bank had approximately $17,191,000 available for payment of dividends to the Company at December 31, 2012.

Capital Adequacy

Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of total capital must be Tier 1 capital. Tier 1 capital consists principally of common shareholders’ equity, plus retained earnings, less certain intangible assets. The remainder of total capital may consist of the allowance for loan losses, which is considered Tier 2 capital. At December 31, 2012, QNB’s Tier 1 capital and total capital (Tier 1 and Tier 2 combined) ratios were 12.33% and 13.60%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum leverage ratio. This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 4% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum. At December 31, 2012, QNB’s leverage ratio was 7.96%.

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

At December 31, 2012, the Bank qualified as well capitalized under these regulatory standards. See Note 19 of the Notes to Consolidated Financial Statements included at Item 8 of this Report for additional information. The banking agencies have issued joint notices of proposed rulemaking pursuant to the Dodd Frank Act that would increase the capital requirements for banks and holding companies, to be phased in over several years. These new capital requirements are not yet effective and the rules have not yet been issued in final form. The Bank and the Company believe they will meet all new capital requirements when they are made effective, but depending on the final text of the rule, additional capital may be required in future years.

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

FDIC Insurance Assessments

The Bank’s deposits are insured to the applicable limits as determined by the FDIC, which is currently $250,000 per depositor. Non-interest bearing transaction accounts had unlimited coverage through December 31, 2012.

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

On September 29, 2009, the FDIC adopted an Amended Restoration Plan to allow the DIF to return to a reserve ratio of 1.15% within eight years as mandated by statute, and simultaneously adopted higher annual risk-based assessment rates effective January 1, 2011. In 2009, the DIF’s liquid assets were used to protect depositors of failed institutions. Because of bank failures and projected bank failures, the FDIC determined that it needed more liquidity to protect depositors. Pursuant to this Amended Plan, the FDIC amended its assessment regulations to require all institutions to prepay, on December 30, 2009, their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, as estimated by the FDIC. The assessment paid by the Bank at that time was $3,407,000, of which $862,000 remains in a prepaid asset account at December 31, 2012. It will be expensed monthly based on actual FDIC assessment rate calculations. Any excess prepaid amounts may be utilized up to June 30, 2013 at which time any excess will be returned to the Bank.

Beginning with the second quarter of 2011, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the assessment base that the FDIC uses to calculate assessment premiums is a bank’s average assets minus average tangible equity. As the asset base of the banking industry is larger than the deposit base, the range of assessment rates will change to a low of 2.5 basis points to a high of 45 basis points, per $100 of assets.

The FDIC is required under the Dodd-Frank Act to establish assessment rates that will allow the Deposit Insurance Fund to achieve a reserve ratio of 1.35% of Insurance Fund insured deposits by September 2020. In addition, the FDIC has established a “designated reserve ratio” of 2.0%, a target ratio that, until it is achieved, will not likely result in the FDIC reducing assessment rates. In attempting to achieve the mandated 1.35% ratio, the FDIC is required to implement assessment formulas that charge banks over $10 billion in asset size more than banks under that size. Those new formulas began in the second quarter of 2011, but did not affect the Bank. Under the Dodd-Frank Act, the FDIC is authorized to make reimbursements from the Insurance Fund to banks if the reserve ratio exceeds 1.50%, but the FDIC has adopted the “designated reserve ratio” of 2.0% and has announced that any reimbursements from the fund are indefinitely suspended. For the years ended December 31, 2012 and 2011, the Bank recorded $642,000 and $716,000, respectively, in FDIC deposit insurance premium expense.

In addition, all insured institutions of the FDIC are required to pay assessments to fund interest payments on Financing Corporation (FICO) bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the FICO bonds; however, beginning in 2000, commercial banks and thrifts are subject to the same assessment for FICO bonds. The FDIC has the authority to set the Financing Corporation assessment rate every quarter. The expense for 2012 and 2011 recorded by QNB was $53,000 and $65,000, respectively. These assessments will continue until the Financing Corporation bonds mature in 2017.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At December 31, 2012, the Bank had $4,500,000 of overnight FHLB advances outstanding.

As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB. At December 31, 2012, the Bank had $2,232,000 in stock of the FHLB which exceeded the amount needed to be in compliance with this requirement.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act)

The Dodd-Frank Act was enacted on July 21, 2010. This law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

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

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Under the Act, the assessment base will no longer be an institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012.

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

At this time it is difficult to predict the specific impact the Dodd-Frank Act and the yet-to-be written implementing rules and regulations will have on community banks. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is presently unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

An extended period of negative economic trends and uncertainty, reduced availability of commercial credit and elevated levels of unemployment may negatively impact the credit performance of commercial and consumer customers, resulting in additional write-downs.

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

At December 31, 2012, our lending limit per borrower was approximately $11,779,000. Accordingly, the size of loans that we may offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limit. However, there can be no assurance that such participations will be available or on terms which are favorable to us and our customers.

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

The Bank holds seven pooled trust preferred securities with an amortized cost of $3,519,000 and a fair value as of December 31, 2012 of $1,962,000. All of the trust preferred securities are available-for-sale securities and are carried at fair value. Currently, the market for these securities is not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels. These securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. The Bank owns the mezzanine tranches of these securities.

On a quarterly basis, we evaluate our debt securities for other-than-temporary impairment (OTTI), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit related portion and a non-credit related portion of OTTI are determined. All of the pooled trust preferred collateralized debt obligations held by QNB are rated lower than AA and are measured for OTTI within the scope of The FASB Accounting Standards Codification (ASC) 325 (formerly known as EITF 99-20-1). QNB performs a discounted cash flow analysis on all of its impaired debt securities to determine if the amortized cost basis of an impaired security will be recovered. In determining whether a credit loss exists, QNB uses its best estimate of the present value of cash flows expected to be collected from the debt security and discounts them at the effective yield implicit in the security at the date of acquisition or the prospective yield for those securities with prior OTTI charges. The discounted cash flow analysis is considered to be the primary evidence when determining whether credit related other-than-temporary impairment exists. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. During 2012 and 2011, there were no charges representing the recognition of credit impairments on our investment in pooled trust preferred collateralized debt obligations.

The Company’s investment in marketable equity securities primarily consists of investments in large cap stock companies. These equity securities are analyzed for impairment on an ongoing basis. As a result of declines in some equity values, $105,000 and $97,000 of other-than-temporary impairment charges were taken in 2012 and 2011, respectively. QNB had seven equity securities with unrealized losses of $87,000 at December 31, 2012. The severity and duration of the impairment is consistent with current stock market developments. Management believes these equity securities in an unrealized loss position will recover in the foreseeable future. QNB evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold those securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

The Bank is a member of the FHLB and is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB. At December 31, 2012, the Bank had $2,232,000 in stock of the FHLB which was in compliance with this requirement. These equity securities are restricted in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment write-downs have been recorded on these securities.

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

FDIC Insurance Premiums

Since 2008, higher levels of bank failures have dramatically increased the claims against the deposit insurance fund. In addition, the Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and the FDIC instituted a temporary program to fully insure noninterest-bearing transactional accounts which expired on December 31, 2012. These programs have placed additional stress on the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased assessment rates of insured institutions, particularly those over $10 billion. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years of estimated deposit insurance premiums. The Company is generally unable to control the amount of premiums that the Bank is required to pay for FDIC insurance. If there are additional bank failures, or the cost of resolving prior failures exceeds expectations, the Bank may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact the Company’s earnings and financial condition.

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

Attracting and Retaining Skilled Personnel

Our success depends upon the ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees. Our ability to execute our business strategy and provide high quality service may suffer if we are unable to recruit or retain a sufficient number of qualified employees or if the costs of employee compensation or benefits increase substantially. QNB currently has employment agreements and change of control agreements with five of its senior officers.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, the Company is not required to respond to this item.

ITEM 2. PROPERTIES

QNB Bank and QNB Corp.’s principal office is located at 15 North Third Street, Quakertown, Pennsylvania. QNB Bank conducts business from its principal office and ten other retail offices located in Bucks, Lehigh, and Montgomery counties in Pennsylvania. QNB Bank owns its principal office, three retail locations, its operations facility and a computer facility. QNB Bank leases its remaining seven retail properties. The leases on the properties generally contain renewal options. In management’s opinion, these properties are in good condition and are currently adequate for QNB’s purposes.

The following table details QNB Bank’s properties:

Location

•	Quakertown, PA - Downtown Office - 15 North Third Street	Owned
•	Quakertown, PA - Towne Bank Center - 320-322 West Broad Street	Owned
•	Quakertown, PA - Computer Center - 121 West Broad Street	Owned
•	Quakertown, PA - Country Square Office - 240 South West End Boulevard	Leased
•	Quakertown, PA - Quakertown Commons Branch - 901 South West End Boulevard	Leased
•	Dublin, PA - Dublin Branch - 161 North Main Street	Leased
•	Pennsburg, PA - Pennsburg Square Branch - 410-420 Pottstown Avenue	Leased
•	Coopersburg, PA - Coopersburg Branch - 51 South Third Street	Owned
•	Perkasie, PA - Perkasie Branch - 607 Chestnut Street	Owned
•	Souderton, PA - Souderton Branch - 750 Route 113	Leased
•	Wescosville, PA - Wescosville Branch - 950 Mill Creek Road	Leased
•	Colmar, PA - Colmar Branch - 127 Bethlehem Pike	Owned
•	Warminster, PA – Warminster Business Office – 1410 West Street Road	Leased

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

QNB common stock is quoted on the over-the-counter bulletin board (OTCBB). QNB had approximately 680 shareholders of record as of February 28, 2013.

The following table sets forth the high and low bid and ask stock prices for QNB common stock on a quarterly basis during 2012 and 2011. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

					Cash
	High		Low		dividend
	Bid	Ask	Bid	Ask	per share
2012
First Quarter	$25.00	$25.85	$21.20	$21.65	$0.26
Second Quarter	25.00	25.99	23.30	24.00	0.26
Third Quarter	23.80	24.95	22.11	22.83	0.26
Fourth Quarter	24.50	24.95	22.90	23.06	0.26
2011
First Quarter	$27.05	$27.50	$19.60	$20.00	$0.25
Second Quarter	23.00	23.95	22.28	22.63	0.25
Third Quarter	22.70	24.00	20.60	21.00	0.25
Fourth Quarter	22.00	23.00	21.00	21.49	0.25

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

The following table provides information on repurchases by QNB of its common stock in each month of the quarter ended December 31, 2012.

				Maximum
			Total number of	number of shares
			shares purchased	that may yet to be
	Total number of	Average price	as part of publicly	purchased under
Period	shares purchased	paid per share	announced plan	the plan
October 1, 2012 through October 31, 2012	-	N/A	-	42,117
November 1, 2012 through November 30, 2012	-	N/A	-	42,117
December 1, 2012 through December 31, 2012	-	N/A	-	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000 as of the filing of this Form 10-K
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Stock Performance Graph

Set forth below is a performance graph comparing the yearly cumulative total shareholder return on QNB’s common stock with:

•	the yearly cumulative total shareholder return on stocks included in the NASDAQ Market Index, a broad market index;
•	the yearly cumulative total shareholder return on the SNL $500M to $1B Bank Index, a group encompassing publicly traded banking companies trading on the NYSE, AMEX, or NASDAQ with assets between $500 million and $1 billion;
•	the yearly cumulative total shareholder return on the SNL Mid-Atlantic Bank Index, a group encompassing publicly traded banking companies trading on the NYSE, AMEX, or NASDAQ headquartered in Delaware, District of Columbia, Maryland, New Jersey, New York, Pennsylvania, and Puerto Rico.

All of these cumulative total returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years.

QNB Corp.

		Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
QNB Corp.	100.00	74.97	76.95	95.08	110.77	121.63
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank $500M-$1B	100.00	64.08	61.03	66.62	58.61	75.14
SNL Mid-Atlantic Bank	100.00	55.09	57.99	67.65	50.82	68.08
Source : SNL Financial LC, Charlottesville, VA © 2013

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except share and per share data)

Year ended December 31,	2012	2011	2010	2009	2008
Income and expense
Interest income	$33,348	$36,217	$36,183	$35,368	$35,285
Interest expense	6,448	8,091	10,270	13,667	15,319
Net interest income	26,900	28,126	25,913	21,701	19,966
Provision for loan losses	900	2,700	3,800	4,150	1,325
Non-interest income	5,409	4,226	4,339	3,885	3,300
Non-interest expense	19,625	18,296	17,401	16,586	14,628
Income before income taxes	11,784	11,356	9,051	4,850	7,313
Provision for income taxes	2,609	2,476	1,834	623	1,560
Net income	$9,175	$8,880	$7,217	$4,227	$5,753

Share and Per Share Data
Net income - basic	$2.87	$2.82	$2.32	$1.37	$1.83
Net income - diluted	2.86	2.81	2.32	1.36	1.82
Book value	24.05	22.32	19.52	18.24	17.21
Cash dividends	1.04	1.00	0.96	0.96	0.92
Average common shares outstanding - basic	3,197,204	3,149,752	3,105,565	3,094,624	3,135,608
Average common shares outstanding - diluted	3,209,857	3,163,748	3,114,722	3,103,433	3,161,326

Balance Sheet at Year-end
Federal funds sold	-	-	-	-	$4,541
Investment securities available-for sale	$401,502	$348,091	$290,564	$256,862	219,597
Investment securities held-to-maturity	146	1,327	2,667	3,347	3,598
Restricted investment in bank stocks	2,244	1,775	2,176	2,291	2,291
Loans held-for-sale	1,616	935	228	534	120
Loans receivable	477,733	489,936	482,182	449,421	403,579
Allowance for loan losses	(9,772)	(9,241)	(8,955)	(6,217)	(3,836)
Other earning assets	594	819	6,414	22,158	1,314
Total assets	919,874	868,804	809,260	762,426	664,394
Deposits	801,638	750,712	694,977	634,103	549,790
Borrowed funds	37,775	44,320	50,094	63,433	56,663
Shareholders' equity	77,623	70,841	61,090	56,426	53,909

Selected Financial Ratios
Net interest margin	3.36%	3.72%	3.72%	3.42%	3.56%
Net income as a percentage of:
Average total assets	1.03	1.06	0.93	0.59	0.91
Average shareholders' equity	13.07	13.99	12.53	7.73	10.76
Average shareholders' equity to average total assets	7.86	7.55	7.42	7.70	8.47
Dividend payout ratio	36.25	35.48	41.32	70.31	50.17

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Overview

QNB Corp. (QNB or the Company) earns its net income primarily through its subsidiary, QNB Bank (the Bank). Net interest income, or the spread between the interest, dividends and fees earned on loans and investment securities and the expense incurred on deposits and other interest-bearing liabilities, is the primary source of operating income for QNB. QNB seeks to achieve sustainable and consistent earnings growth while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk levels approved by the Board of Directors. Due to its limited geographic area, comprised principally of Bucks, Lehigh and Montgomery counties, growth is pursued through expansion of existing customer relationships and building new relationships by stressing a consistent high level of service at all points of contact.

Tabular information, other than share and per share data, is presented in thousands of dollars.

Net income for the year ended December 31, 2012 was $9,175,000, or $2.86 per share on a diluted basis, and represents the third consecutive year of record earnings for the Company. Net income for 2012 also represents a 3.3% increase from 2011 net income of $8,880,000, or $2.81 per share on a diluted basis.

Two important measures of profitability in the banking industry are an institution’s return on average assets and return on average shareholders’ equity. Return on average assets was 1.03% and 1.06% in 2012 and 2011, respectively, and return on average shareholders’ equity was 13.07% and 13.99%, respectively, during those same periods.

2012 versus 2011

The results for 2012 include the following significant components:

Net interest income decreased $1,226,000, or 4.4%, to $26,900,000 for 2012.

•	Average earning assets increased $49,938,000, or 6.1%, to $862,712,000 for 2012 with average loans increasing $3,751,000, or 0.8%, to $480,872,000, and average investment securities increasing $48,727,000, or 15.3%, to $367,391,000. Political, tax and fiscal uncertainty continues to hamper consumer and business loan demand.
•	Funding the growth in earning assets was an increase in average total deposits of $57,427,000, or 7.9%, to $785,784,000 for 2012. The growth in deposits was primarily in savings accounts, and in particular the high yielding Online eSavings product, with average savings balances increasing by $36,513,000 to $188,716,000. Also contributing to the growth in average total deposits was a $10,465,000, or 11.9%, increase in average interest-bearing demand accounts to $98,351,000 and a $15,656,000, or 27.6%, increase in average interest-bearing municipal demand deposits to $72,464,000. These increases were partially offset by a $12,276,000, or 4.2%, decline in average time deposit balances to $281,872,000.
•	During the second quarter of 2012, $15,000,000 of debt at a cost of 4.75% matured and was paid off.
•	Interest rates on Treasury securities reached historically low levels during the second quarter of 2012. This also resulted in historically low residential mortgage rates. The chart below details the highs and lows of certain Treasury rates during the year as well as a comparison of rates at year-end 2012 and 2011.

	December 31,		Low	High
	2012	2011	during 2012	during 2012
3 month Treasury	0.04%	0.02%	0.01%	0.11%
2 year Treasury	0.25	0.25	0.20	0.39
5 year Treasury	0.72	0.83	0.54	1.20
10 year Treasury	1.76	1.89	1.39	2.38

•	The net interest margin for 2012 was 3.36%, a decrease of 36 basis points from the 3.72% reported in 2011. With the growth in earning assets occurring in the investment portfolio, the mix of earning assets changed impacting the net interest margin, as investment securities generally earn a lower yield than loans. The average rate earned on earning assets declined 60 basis points from 4.71% for 2011 to 4.11% for 2012 with the yield on loans and investment securities declining by 48 basis points and 66 basis points, respectively. In comparison, the interest rate paid on total average interest-bearing liabilities declined by 28 basis points from 1.14% for 2011 to 0.86% for 2012 with the average rate paid on interest-bearing deposits declining 22 basis points from 1.04% to 0.82% over the same time period.

QNB recorded a provision for loan losses of $900,000 for 2012, a decrease of $1,800,000 from the $2,700,000 recorded in 2011.

•	The lower provision for loan losses reflects a reduction in classified loans and net charge-offs compared to prior years as well as a decline in total loans outstanding.
•	Net charge-offs for 2012 were $369,000, or 0.08% of average total loans, as compared with $2,414,000, or 0.51% of average total loans for 2011.
•	Asset quality has stabilized over the past year. Total non-performing loans, which represent loans on non-accrual status, loans past due more than 90 days and still accruing interest, and restructured loans, were $21,150,000, or 4.41% of total loans at December 31, 2012, compared to $21,390,000, or 4.36% of total loans at December 31, 2011.
•	Loans on nonaccrual status were $18,572,000 at December 31, 2012 compared with $18,597,000 at December 31, 2011. Of the total amount of non-accrual loans at December 31, 2012, $12,836,000, or 69.1%, are current or past due less than 30 days at year end.
•	Total delinquent loans, which includes loans past due more than 30 days, decreased to 1.50% of total loans at December 31, 2012 from 1.81% of total loans at December 31, 2011.
•	At December 31, 2012 commercial classified loans, those rated substandard or doubtful loans totaled $45,514,000, a reduction of $9,755,000 from the $55,269,000 reported as of December 31, 2011.
•	The allowance for loan losses of $9,772,000 represents 2.04% of total loans at December 31, 2012 compared to $9,241,000, or 1.89% of total loans at December 31, 2011.

Non-interest income increased $1,183,000 to $5,409,000 for 2012.

•	Net gain on investment securities of $577,000 in 2012 compared with net losses of $51,000 in 2011.
•	Gains on the sale of residential mortgages increased $533,000 to $885,000 for 2012. Historically low mortgage rates in 2012 contributed to a significant increase in refinancing activity as well as an increase in the amount of gains recorded per sale.
•	Fees for services to customers increased $88,000, or 6.3%, to $1,476,000 in 2012 with overdraft income, checking account activity income, fees charged to transfer from savings to checking accounts to protect against overdrafts and wire fees contributing to the increase.
•	ATM and debit card income increased $58,000, or 4.1%, to $1,467,000 for 2012. The Dodd-Frank Act and Durbin amendment had an impact on overall income as well as the distribution between debit and ATM interchange.
•	Merchant income increased $52,000, or 16.2%, to $373,000 as a result of an increase in the number of merchants QNB services and an increase in the volume of transactions.
•	Bank-owned life insurance (BOLI) income decreased $39,000 to $333,000 in 2012. Included in total BOLI income in 2011 was the recognition of a death benefit payment of $31,000.
•	Mortgage servicing income declined by $100,000 reflecting a reduction in the value of mortgage servicing assets as well as an increase in the amortization of the asset resulting from the higher levels of refinancing activity.

Non-interest expense increased $1,329,000, or 7.3%, to $19,625,000 for 2012.

•	Salaries and benefits expense increased $543,000, or 5.5%, when comparing 2012 and 2011. Promotion and merit increases coupled with an average of three additional full-time equivalent employees, including the hiring of a Chief Information Technology Officer in the third quarter of 2011, contributed to the increase in salary expense. Payroll related tax expense increased $30,000 and retirement plan expense increased $36,000, both principally a function of higher salary expense, while medical and dental premiums and reimbursement claims increased $97,000 compared to 2011, an increase of 15.7%.
•	Furniture and equipment expense increased $195,000, or 14.9%, to $1,503,000, when comparing 2012 to 2011. The majority of the increase in this category related to an increase in depreciation expense on new furniture and equipment as well as amortization expense on computer software. Also contributing to the higher costs in 2012 was equipment maintenance expense.
•	Third-party services expense increased $241,000, or 19.0%, to $1,508,000 in 2012. The largest portion of the increase relates to costs associated with the conversion to a new online and mobile banking system introduced in the third quarter of 2011 and the outsourcing of email services to a third party provider during the second quarter of 2011. Also contributing to the increase was higher costs related to customer bill payment services and implementation and ongoing costs associated with a new overdraft protection program that was instituted late in the second quarter of 2012.
•	Other non-interest expense increased $205,000, or 12.9%, to $1,796,000 comparing 2012 to 2011. Expenses related to foreclosure and repossessions, other real estate owned, including real estate taxes and maintenance costs accounted for a large portion of the increase in other non-interest expense. Also contributing were higher costs related to checkcards, membership and licensing fees, seminar and meeting expenses, charged-off checks, and Director fees, partially offset by declines in the cost of producing checks and coupon books, appraisal costs and training costs.

These items, as well as others, will be explained more thoroughly in the next sections.

Net Interest Income

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the years ended December 31, 2012 and 2011.

Year ended December 31,	2012	2011
Total interest income	$33,348	$36,217
Total interest expense	6,448	8,091
Net interest income	26,900	28,126
Tax equivalent adjustment	2,116	2,091
Net interest income (tax-equivalent basis)	$29,016	$30,217

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

Net interest income decreased $1,226,000, or 4.4%, to $26,900,000 for 2012. On a tax-equivalent basis, net interest income for 2012 decreased $1,201,000, or 4.0%, to $29,016,000.

Net interest income continues to be negatively impacted by declining yields on earning assets resulting from a prolonged low interest rate environment and the low level of loan demand by both businesses and consumers. Partially offsetting the impact of declining yields on net interest income was the significant growth in earning assets, primarily investment securities, funded by continued strong growth in deposits. Average earning assets grew by $49,938,000, or 6.1%, to $862,712,000 for 2012, with average investment securities increasing $48,727,000, or 15.3%, to $367,391,000, and average loans increasing $3,751,000, or 0.8%, to $480,872,000. On the funding side, average total deposits increased $57,427,000, or 7.9%, to $785,784,000, with average transaction accounts increasing $69,703,000, or 16.1%, to $503,912,000. The growth in transaction accounts was broad based across all product lines and all customer types with the largest increases centered in QNB's Online eSavings product and the deposits of several local school districts and municipalities. Offsetting a portion of this growth was a decline in average time deposits of $12,276,000, or 4.2%, when comparing 2012 with 2011.

With the growth in earning assets occurring in the investment portfolio, the mix of earning assets changed which also contributed to a decline in the net interest margin, as investment securities generally earn a lower yield than loans. In addition, while the economy has shown signs of improvement, issues in the residential and commercial real estate markets persist as do high levels of unemployment. During the third quarter of 2011, the Federal Reserve Open Market Committee announced that they were likely to leave the Federal funds rate at exceptionally low levels through mid-2013 (subsequently extended to mid-2015) and that they would purchase longer-term Treasury securities in an effort to further reduce longer-term interest rates. These actions combined with events in Europe had the impact of lowering Treasury interest rates and flattening the yield curve as longer-term rates declined more than short-term rates. Interest rates on Treasury securities hit historically low levels during the second quarter of 2012. This also resulted in historically low residential mortgage rates. A low level of interest rates has been in place since 2008 and has resulted in lower yields earned on both loans and investment securities as well as lower rates paid on deposits and short-term borrowed funds. During the beginning of this interest rate cycle, funding costs declined at a faster pace and to a greater degree than rates on earning assets resulting in an increasing net interest margin. However, since the second quarter of 2011 this trend has reversed as funding costs have approached bottom while yields on earning assets continue to reprice lower resulting in a lower net interest margin.

The net interest margin for 2012 was 3.36% compared to 3.72% for 2011. As a result of the historically low interest rates, over the past two years, a significant amount of higher yielding bonds with call features were called and prepayments on mortgage-related securities increased, with these proceeds being reinvested in lower yielding investment securities. The significant growth in municipal deposits between the second and third quarters of 2012 and the investment of these deposits into short-term agency securities during the third quarter of 2012 also impacted the margin, as these transactions while increasing incremental net interest income do so at a significantly tighter interest rate spread. In addition, new loans are being originated at significantly lower rates, variable rate loans are repricing lower and many customers with fixed rates are requesting that their rates be modified lower. Competition for loans has also increased as larger banks have pursued smaller commercial customers to improve their loan-to-deposit ratios.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis decreased $2,844,000, or 7.4%, to $35,464,000 for 2012, while total interest expense decreased $1,643,000, or 20.3%, to $6,448,000. Volume growth in earning assets contributed an additional $1,683,000 of interest income but was offset by a decline in interest income of $4,527,000 resulting from lower interest rates. With regard to interest expense, lower funding costs resulted in a decline in interest expense of $1,391,000. The maturity and payoff of long-term debt in April 2012 contributed to a decline in interest expense of $511,000 while volume growth in interest-bearing deposits contributed an additional $266,000 in interest expense when comparing the two years.

The yield on earning assets on a tax-equivalent basis decreased 60 basis points from 4.71% for 2011 to 4.11% for 2012. In comparison, the rate paid on interest-bearing liabilities decreased 28 basis points from 1.14% for 2011 to 0.86% for 2012.

Interest income on investment securities decreased $715,000 when comparing the two years as the $48,727,000, or 15.3%, increase in average balances could not offset the 66 basis point decline in the average yield of the portfolio. The average yield on the investment portfolio was 2.86% for 2012 compared with 3.52% for 2011. As noted above, the decline in the yield on the investment portfolio is primarily the result of the reinvestment of the cash flow resulting from the low rate environment into lower yield securities than those they replaced. The growth in the investment portfolio was primarily in high-quality U.S. Government agency and agency issued mortgage-backed and CMO securities as well as in tax-exempt state and municipal bonds.

Average Balances, Rates, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	2012			2011			2010
	Average	Average		Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	-	-	-	-	-	-	-	-	-
Investment securities:
U.S. Treasury	-	-	-	-	-	-	$3,924	0.56%	$22
U.S. Government agencies	$80,470	1.42%	$1,144	$63,838	2.12%	$1,356	58,050	2.88	1,671
State and municipal	79,612	5.36	4,267	71,541	5.82	4,164	59,141	6.22	3,676
Mortgage-backed and CMOs	197,666	2.44	4,813	175,489	3.14	5,503	134,859	3.85	5,192
Pooled trust preferred	3,573	0.36	13	3,640	0.21	7	3,865	0.34	13
Corporate debt	2,457	4.07	100	878	6.26	55	448	9.03	41
Equities	3,613	4.25	153	3,278	3.67	120	3,020	3.66	111
Total investment securities	367,391	2.86	10,490	318,664	3.52	11,205	263,307	4.07	10,726
Loans:
Commercial real estate	253,029	5.30	13,398	261,584	5.82	15,216	252,604	5.95	15,041
Residential real estate	27,708	4.99	1,383	24,414	5.36	1,307	24,468	5.74	1,405
Home equity loans	51,158	4.40	2,253	55,086	4.72	2,598	60,192	5.02	3,023
Commercial and industrial	101,421	4.67	4,733	88,428	5.06	4,474	82,074	5.27	4,327
Indirect lease financing	11,282	9.88	1,115	13,067	9.32	1,218	13,910	8.97	1,248
Consumer loans	2,175	10.08	219	2,491	14.21	354	3,163	13.78	436
Tax-exempt loans	34,099	5.38	1,834	32,051	5.91	1,895	30,652	6.02	1,844
Total loans, net of unearned income*	480,872	5.19	24,935	477,121	5.67	27,062	467,063	5.85	27,324
Other earning assets	14,449	0.27	39	16,989	0.24	41	17,083	0.23	40
Total earning assets	862,712	4.11	35,464	812,774	4.71	38,308	747,453	5.10	38,090
Cash and due from banks	11,151			10,460			10,157
Allowance for loan losses	(9,582)			(9,080)			(7,129)
Other assets	29,195			26,749			26,118
Total assets	$893,476			$840,903			$776,599

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$98,351	0.30%	291	$87,886	0.47%	412	$83,546	0.65%	545
Municipals	72,464	0.50	364	56,808	0.69	392	40,242	0.91	366
Money market	77,269	0.30	231	73,661	0.43	317	75,128	0.76	568
Savings	188,716	0.60	1,141	152,203	0.78	1,184	93,576	0.79	739
Time	180,293	1.33	2,391	192,231	1.55	2,977	211,867	2.09	4,420
Time of $100,000 or more	101,579	1.43	1,454	101,917	1.61	1,637	105,482	2.19	2,306
Total interest-bearing deposits	718,672	0.82	5,872	664,706	1.04	6,919	609,841	1.47	8,944
Short-term borrowings	24,847	0.44	109	25,806	0.75	194	27,658	0.97	269
Long-term debt	9,678	4.75	467	20,304	4.75	978	22,077	4.72	1,057
Total interest-bearing liabilities	753,197	0.86	6,448	710,816	1.14	8,091	659,576	1.56	10,270
Non-interest-bearing deposits	67,112			63,651			56,072
Other liabilities	2,971			2,972			3,362
Shareholders' equity	70,196			63,464			57,589
Total liabilities and
shareholders' equity	$893,476			$840,903			$776,599
Net interest rate spread		3.25%			3.57%			3.54%
Margin/net interest income		3.36%	$29,016		3.72%	$30,217		3.72%	$27,820

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.
Non-accrual loans and investment securities are included in earning assets.
* Includes loans held-for-sale

Rate-Volume Analysis of Changes in Net Interest Income (1) (2) (3)

	2012 vs. 2011			2011 vs. 2010
	Due to change in:		Total	Due to change in:		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Federal funds sold	-	-	-	-	-	-
Investment securities:
U.S. Treasury	-	-	-	$(22)	-	$(22)
U.S. Government agencies	$354	$(566)	$(212)	167	$(482)	(315)
State and municipal	470	(367)	103	771	(283)	488
Mortgage-backed and CMOs	694	(1,384)	(690)	1,565	(1,254)	311
Pooled trust preferred	-	6	6	(1)	(5)	(6)
Corporate debt	99	(54)	45	38	(24)	14
Equities	12	21	33	9	-	9
Loans:
Commercial real estate	(498)	(1,320)	(1,818)	535	(360)	175
Residential real estate	177	(101)	76	(4)	(94)	(98)
Home equity loans	(185)	(160)	(345)	(257)	(168)	(425)
Commercial and industrial	657	(398)	259	335	(188)	147
Indirect lease financing	(166)	63	(103)	(75)	45	(30)
Consumer loans	(45)	(90)	(135)	(93)	11	(82)
Tax-exempt loans	121	(182)	(61)	85	(34)	51
Other earning assets	(7)	5	(2)	-	1	1
Total interest income	1,683	(4,527)	(2,844)	3,053	(2,835)	218
Interest expense:
Interest-bearing demand	49	(170)	(121)	28	(161)	(133)
Municipals	108	(136)	(28)	151	(125)	26
Money market	15	(101)	(86)	(11)	(240)	(251)
Savings	284	(327)	(43)	463	(18)	445
Time	(185)	(401)	(586)	(410)	(1,033)	(1,443)
Time of $100,000 or more	(5)	(178)	(183)	(78)	(591)	(669)
Short-term borrowings	(7)	(78)	(85)	(18)	(57)	(75)
Long-term debt	(511)	-	(511)	(85)	6	(79)
Total interest expense	(252)	(1,391)	(1,643)	40	(2,219)	(2,179)
Net interest income	$1,935	$(3,136)	$(1,201)	$3,013	$(616)	$2,397

(1)	Loan fees have been included in the change in interest income totals presented. Non-accrual loans and investment securities have been included in average balances.
(2)	Changes due to both volume and rates have been allocated in proportion to the relationship of the dollar amount change in each.
(3)	Interest income on loans and securities is presented on a tax-equivalent basis.

Income on Government agency securities decreased $212,000, as the $16,632,000, or 26.1%, growth in average balances was offset by a 70 basis point decline in the yield from 2.12% for 2011 to 1.42% for 2012. Most of the bonds in the agency portfolio have call features ranging from three months to three years, many of which were exercised as a result of the low interest rate environment. As noted previously, the significant growth in the investment portfolio since June 30, 2012 is principally a result of the increase in the seasonal deposits of school districts and municipalities received during the third quarter of 2012. Since these deposits are short-term in nature most were invested in U.S. Government agency securities with likely call dates over the next year and with yields around 1.00%.

Interest income on tax-exempt municipal securities increased $103,000 with higher balances accounting for $470,000 of additional income. Average balances of tax-exempt municipal securities increased $8,071,000, or 11.3%, to $79,612,000 for 2012. As a result of credit concerns in the municipal market arising from issues with the insurance companies that insure the bonds and concerns over the general health of state and municipal governments because of declining revenues and budget issues resulting from economic conditions, municipal bond yields declined but not to the same degree as yields on other types of securities. As a result, QNB expanded its purchase of municipal bonds, primarily general obligation bonds of issuers with strong underlying credit ratings. This yield spread advantage declined during 2012 as supply and demand issues have reduced the yield on municipal bonds. The yield on the state and municipal portfolio decreased 46 basis points from 5.82% for 2011 to 5.36% for 2012. This decline in yield reduced interest income by $367,000 when comparing the two years.

All of the mortgage-backed and CMO securities owned by QNB are issued by U.S. Government agencies and sponsored enterprises (GSEs) and carry the implicit backing of the U.S. Government, but they are not direct obligations of the U.S. Government. Interest income on mortgage-backed securities and CMOs decreased $690,000 with an increase in average balances offsetting in part the significant impact of lower rates. Average balances increased $22,177,000, or 12.6%, to $197,666,000 when comparing the two years and contributed $694,000 in additional income. The yield on the mortgage-backed and CMO portfolio decreased 70 basis points from 3.14% for 2011 to 2.44% for 2012, resulting in a $1,384,000 reduction in interest income. This portfolio was expanded because it provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested when interest rates eventually increase. With the historically low interest rate environment mortgage refinancing activity over the past two years was significant resulting in an increase in prepayments on these securities. Since most of these securities were purchased at a premium, prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

Since it appears that the low interest rate environment will be present for the next couple of years, the yield on the total investment portfolio is anticipated to continue to decline as cash flow from the portfolio, as well as excess liquidity, is reinvested at current market rates which are significantly below the projected portfolio yield at December 31, 2012 of 2.55%.

Income on loans decreased $2,127,000 to $24,935,000 when comparing 2012 and 2011 with the decline in the portfolio yield being the primary reason. The yield on the loan portfolio decreased 48 basis points to 5.19% when comparing the two years, resulting in a reduction in interest income of $2,189,000. When comparing the two years average loans increased $3,751,000, or 0.8%, to $480,872,000 for 2012. Prior to the third quarter of 2011, QNB was able to minimize the decline in the portfolio yield by implementing interest rate floors on some variable rate commercial loans and home equity lines of credit and by maintaining its pricing structure. However, since that period, as a result of the decline in market rates and an increase in competition for quality loans, QNB lowered the rates offered on new loans and reduced rates on some existing loans.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner or investment properties. The category also includes construction and land development loans. Income on commercial real estate loans decreased $1,818,000 and was impacted by both the decline in yield and a decrease in average balances. The yield on commercial real estate loans was 5.30% for 2012, a decrease of 52 basis points from the 5.82% reported for 2011 and resulted in a $1,320,000 reduction in interest income. Average balances decreased $8,555,000, or 3.3%, to $253,029,000, for 2012 compared with 2011.

Interest on commercial and industrial loans, the second largest category, increased $259,000 with the positive impact from growth in balances again being partially offset by the decline in the yield. Average commercial and industrial loans increased $12,993,000, or 14.7%, to $101,421,000 for 2012, contributing an additional $657,000 in interest income. The average yield on these loans decreased 39 basis points to 4.67% resulting in a decrease in interest income of $398,000. Many of the loans in this category are indexed to the prime interest rate and have floors.

Income on home equity loans declined by $345,000 when comparing 2012 and 2011. During this same time period average home equity loans decreased $3,928,000, or 7.1%, to $51,158,000, while the yield on the home equity portfolio decreased 32 basis points to 4.40%. The demand for home equity loans has declined as home values have fallen preventing some homeowners from having equity in their homes to borrow against while others have taken advantage of the low interest rates on mortgages and refinanced their home equity loans into a new mortgage. Included in the home equity portfolio are floating rate home equity lines tied to the Prime lending rate. The average balance of these loans increased by $2,062,000, or 7.8%, to $28,611,000 for 2012. In contrast, average fixed-rate home equity loans declined by $5,990,000, or 21.0%, to $22,547,000. Customers who are opening home equity loans are choosing the floating rate option indexed to Prime even with a rate floor because the rate is lower, in most cases, than a fixed rate home equity loan. During 2012, QNB offered very attractive rates on both variable rate and fixed rate home equity loans in an attempt to increase demand.

Given the low yields on alternative investment securities management decided to retain some 15 year mortgages and hybrid adjustable rate mortgages to borrowers with high credit scores and low loan to value ratios. As a result, average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $3,294,000, or 13.5%, to $27,708,000 for 2012. The average yield on the residential real estate portfolio decreased by 37 basis points to 4.99% for 2012. The net result was an additional $76,000 in interest income.

Indirect lease financing receivables represent loans to small businesses that are collateralized by equipment. These loans tend to have higher risk characteristics but generally provide higher rates of return. These loans are originated by a third party and purchased by QNB based on criteria specified by QNB. The criteria include minimum credit scores of the borrower, term of the lease, type and age of equipment financed and geographic area. The geographic area primarily represents states contiguous to Pennsylvania. QNB is not the lessor and does not service these loans. Lease financing income was $1,115,000 for 2012, a decrease of $103,000 when compared to the $1,218,000 reported for 2011. Average balances declined by $1,785,000, or 13.7%, resulting in a reduction in income of $166,000 when comparing the two years. Partially offsetting the impact of lower balances was an increase in the yield on the portfolio from 9.32% for 2011 to 9.88% for 2012. Early payoffs on leases often results in the recognition of additional income.

Income on consumer loans declined from $354,000 for 2011 to $219,000 for 2012. QNB discontinued charging a continuous overdraft fee at the end of the second quarter of 2012 that was included in this category. This resulted in a $100,000 reduction in income when compared to 2011.

For the most part, earning assets are funded by deposits, which increased on average by $57,427,000, or 7.9%, to $785,784,000, when comparing 2012 and 2011. This follows an increase of $62,444,000, or 9.4%, between 2010 and 2011. Total interest expense for 2012 was $6,448,000 compared to $8,091,000 for 2011, a decline of $1,643,000. Interest expense on total deposits decreased $1,047,000 while interest expense on borrowed funds decreased $596,000 when comparing the two years. The rate paid on interest-bearing liabilities decreased 28 basis points from 1.14% for 2011 to 0.86% for 2012. During this same period, the rate paid on interest-bearing deposits decreased 22 basis points from 1.04% to 0.82%.

Similar to 2011, the growth in deposits during 2012 was centered in accounts with greater liquidity, such as interest-bearing demand, interest-bearing municipal accounts, and savings deposits. Average interest-bearing demand accounts increased $10,465,000, or 11.9%, to $98,351,000 for 2012 compared to 2011; however, interest expense on interest-bearing demand accounts decreased $121,000 to $291,000 for 2012 as the average rate paid decreased from 0.47% for 2011 to 0.30% for the 2012. The reduction in the cost of funds reflects the exceptionally low interest rate environment over the past year and the historic lows reached by Treasury rates. Included in this category is QNB-Rewards checking, a high-rate checking account product. The decrease in interest expense and the average rate paid on interest-bearing demand accounts is primarily the result of a reduction in the rate paid on QNB-Rewards checking. The rate paid on this account, on balances up to $25,000, was 2.05% at the beginning of 2011 and ended 2011 at 1.50%. During 2012, the rate paid on balances up to $25,000 was further reduced to 1.00%. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For 2012, the average balance in this product was $29,280,000 and the related interest expense was $251,000 for an average yield of 0.86%. In comparison, the average balance of the QNB-Rewards accounts for 2011 was $27,197,000 with a related interest expense of $380,000 and an average rate paid of 1.40%. Even with the reduction in the rates paid on the QNB-Rewards product, the yield of 1.00% for the first $25,000 and 0.25% on balances over $25,000, assuming qualifications are met, is still an attractive rate relative to competitors’ offerings as well as other QNB products. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $60,689,000 for 2011 to $69,071,000 for 2012. The average rate paid on these balances was 0.05% for 2011 and 0.06% for 2012.

Interest expense on municipal interest-bearing demand accounts decreased $28,000 to $364,000 for 2012. The decrease in interest expense was the result of the decline in the rate paid offsetting the increase in average balances. The average balance of municipal interest-bearing demand accounts increased $15,656,000, or 27.6%, to $72,464,000, while the average interest rate paid on these accounts decreased from 0.69% for 2011 to 0.50% for 2012. Most of these accounts are tied directly to the Federal funds rate with most having rate floors between 0.25% and 0.50%. QNB was successful in obtaining several new relationships as well as increasing the relationships with several of these customers over the past year, accounting for the increase in balances. Many of these deposits are seasonal in nature and are received during the third quarter as tax receipts are collected and are withdrawn over the course of the next year.

Average money market accounts decreased $3,608,000, or 4.9%, to $77,269,000 for 2012 compared with 2011. The decline in money market accounts is partly attributable to customers’ attraction to the eSavings product discussed below. Interest expense on money market accounts decreased $86,000 to $231,000 for 2012 compared to 2011. The average interest rate paid on money market accounts was 0.43% for 2011 and 0.30% for 2012, a decline of 13 basis points. The majority of balances in this category are in the Select money market account, a product that pays a tiered rate based on account balances. With the continuation of exceptionally low short-term interest rates, the rates paid on the Select money market account have declined as well which contributed to the decline in interest expense.

During the second quarter of 2009, QNB introduced an online eSavings account to compete with other online savings accounts. This product was introduced at a yield of 1.85% and has been extremely successful having grown to balances of $144,813,000 at December 31, 2012. As market rates declined, the eSavings yield was also reduced and was 0.60% at December 31, 2012 compared to 1.00% at December 31, 2011. The average cost of funds on these accounts was 0.76% for 2012 compared with 1.08% for 2011. The average balance of this product was $140,462,000 for 2012 compared with $100,948,000 for 2011 and was responsible for all of the increase of $36,513,000, or 24.0%, in total average savings accounts when comparing the two years. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category; however, they experienced small declines when comparing the average for 2012 to 2011. As a result of the decrease in the rate paid on the eSavings product more than offsetting its growth in comparison to the other lower rate savings accounts, the average rate paid on total savings accounts decreased 18 basis points to 0.60% for 2012. Interest expense decreased $43,000, or 3.6%, from $1,184,000 for 2011 to $1,141,000 for 2012 as the decrease in cost of funds more than offset the increase in balances. The growth in balances appears to reflect the desire for safety, liquidity and a better rate than short-term time deposits.

The repricing of time deposits at lower rates over the past couple of years has had the greatest impact on total interest expense when comparing the two years. Total interest expense on time deposits decreased $769,000, or 16.7%, to $3,845,000 for 2012. Average total time deposits decreased by $12,276,000, or 4.2%, to $281,872,000 for 2012. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities; however, the maturity and repricing characteristics of time deposits tend to be shorter. Over the course of 2011 and 2012 a significant amount of time deposits have repriced lower as market rates have declined. The average rate paid on time deposits decreased from 1.57% to 1.36% when comparing 2011 to 2012.

Given the short-term nature of QNB’s time deposit portfolio and the current rates being offered, it is likely that the average rate paid on time deposits may continue to decline somewhat during 2013 as higher costing time deposits are repriced lower. However, given the short-term nature of these deposits, interest expense could increase if short-term time deposit rates were to increase suddenly or if customers selected longer terms paying higher rates.

Short-term borrowings are primarily comprised of sweep accounts structured as repurchase agreements with our commercial customers. Interest expense on short-term borrowings decreased by $85,000 to $109,000 when comparing the two years. During this period average balances decreased $959,000 to $24,847,000 while the average rate paid declined from 0.75% to 0.44%.

Contributing to the decrease in total interest expense was a reduction in interest expense on long-term debt of $511,000, or 52.3%. In April 2012, $15,000,000 of debt at a rate of 4.75% matured and was repaid resulting in the reduction in expense. The average balance of long-term debt for 2012 was $9,678,000 compared with $20,304,000 in 2011. Since the average rate on the debt that was repaid in 2012 was the same as the remaining debt, the average rate paid for 2012 was unchanged from the 4.75% rate paid in 2011.

Provision for Loan Losses

The provision for loan losses represents management’s determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management’s best estimate of the known and inherent losses in the existing loan portfolio. QNB recorded a provision for loan losses of $900,000 in 2012, a decrease of $1,800,000 from the $2,700,000 recorded in 2011. The lower provision for loan losses reflects a reduction in classified loans and net charge-offs compared to prior years as well as a decline in total loans outstanding. Net loan charge-offs were $369,000 in 2012 compared with $2,414,000 in 2011. Deterioration in credit quality or significant growth in the loan portfolio could result in a higher provision for loan losses in 2013.

Non-interest income comparison
			Change from prior year
Year ended December 31,	2012	2011	Amount	Percent
Fees for services to customers	$1,476	$1,388	$88	6.3%
ATM and debit card	1,467	1,409	58	4.1
Bank-owned life insurance	333	372	(39)	-10.5
Merchant	373	321	52	16.2
Net gain (loss) on invesment securities	577	(51)	628	1231.4
Net gain on sale of loans	885	352	533	151.4
Other	298	435	(137)	-31.5
Total	$5,409	$4,226	$1,183	28.0%

Non-Interest Income

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and check card income, income on bank-owned life insurance, merchant income and gains and losses on investment securities and residential mortgage loans. Total non-interest income was $5,409,000 in 2012 compared with $4,226,000 in 2011, an increase of $1,183,000, or 28.0%.

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees were $1,476,000 for 2012, an increase of $88,000, or 6.3%, from 2011. Overdraft income, which represented approximately 66% and 68% of total fees for services to customers in 2012 and 2011, respectively, increased by $29,000, or 3.0%, when comparing 2012 to 2011. The increase in overdraft income primarily reflects the positive impact of the introduction of an overdraft protection program on net overdraft income as the program reduced the amount of overdraft fees forgiven. Also contributing to the increase in fees for services to customers was a $17,000, or 8.0% increase in checking account activity fees resulting primarily from the continued growth in the number of checking accounts, a $14,000, or 45.5% increase in fees charged to transfer from savings to checking accounts to protect against overdrafts and an $11,000 increase in wire transfer fees.

ATM and debit card income is primarily comprised of transaction income on debit cards and ATM cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $1,467,000 in 2012, an increase of $58,000, or 4.1%, from the amount recorded in 2011. Debit card income increased $92,000, or 10.0%, to $1,013,000 in 2012, while ATM interchange income decreased $32,000, or 7.9%, to $379,000. The Dodd-Frank Act and the Durbin amendment impacted both the total amount of interchange income received on debit and ATM transactions as well as the distribution between the two as merchants began routing their transactions through the low cost provider. Helping to contribute to the growth in debit card transactions is the growth in the QNB Rewards checking product, a high-yield checking account which requires, among other terms, the posting of a minimum of twelve debit card purchase transactions per statement cycle to receive the high interest rate.

Income on bank-owned life insurance (BOLI) represents the earnings and death benefits on life insurance policies in which the Bank is the beneficiary. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which minimize how low the earnings rate can go. Some of these policies are currently at their floor. Income on these policies was $333,000 and $372,000 in 2012 and 2011, respectively. Included in total BOLI income for 2011 was the recognition of a death benefit payment of $31,000.

Merchant income represents fees charged to merchants for the Bank’s handling of credit card or charge sales. Merchant income was $373,000 for 2012, an increase of $52,000, or 16.2%, from the amount reported in 2011. The increase in merchant income is primarily a result of an increase in the number of merchants QNB services and an increase in the volume of transactions.

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

Net gains on investment securities were $577,000 in 2012 compared to net losses on investment securities of $51,000 in 2011. Included in 2012 net securities gains were OTTI charges of $105,000 on equity securities. These losses were offset by realized gains of $556,000 on the sale of equity securities and $126,000 in gains on debt securities. With the outstanding performance in the U.S. equity markets during 2012, QNB elected to sell some equity holdings and recognize gains. The gains on debt securities relate primarily to the sale of fast paying mortgage-backed and CMO securities. Net securities losses in 2011 included OTTI charges on equity securities of $97,000. Partially offsetting these charges in 2011 were net realized gains of $46,000: $140,000 of gains on the sale of equity securities and $94,000 of net losses on the sale of debt securities.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. The net gain on the sale of residential mortgage loans was $885,000 and $352,000 for 2012 and 2011, respectively. This $533,000 increase in the net gain on the sale of loans was a result of the historically low interest rate environment during 2012 and an improving housing market which led to an increase in both refinancing and purchase activity. Proceeds from the sale of residential mortgages were $21,039,000 and $11,418,000 for 2012 and 2011, respectively. The low interest rate environment also resulted in a larger gain recorded on average, per sale. Included in the gains on the sale of residential mortgages in 2012 and 2011 are $153,000 and $100,000, respectively, related to the recognition of mortgage servicing assets.

Other non-interest income was $298,000 for 2012, a decrease of $137,000, or 31.5%, from the amount recorded in 2011. A $100,000 reduction in mortgage servicing income was the main contributor to the decline in other non-interest income. The increase in mortgage refinancing activity contributed to a reduction in the value of mortgage servicing assets as well as an increase in the amortization of this asset. When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to, and over, the period of net servicing income or loss. On a quarterly basis, servicing assets are assessed for impairment based on their fair value. During 2012, $53,000 in impairment charges were recorded. As a result of the significant decline in mortgage interest rates and the resulting increase in refinancing activity, prepayment speeds increased. This had the impact of reducing the income on mortgages servicing as the related servicing asset must be amortized or written off when a loan is paid in full. Mortgage servicing rights amortized were $142,000 in 2012 compared to $114,000 in 2011.

Non-interest income comparison
			Change from prior year
Year ended December 31,	2012	2011	Amount	Percent
Salaries and employee benefits	$10,403	$9,860	$543	5.5%
Net occumpancy	1,630	1,546	84	5.4
Furniture and equipment	1,503	1,308	195	14.9
Marketing	829	736	93	12.6
Third party services	1,508	1,267	241	19.0
Telephone, postage and supplies	614	605	9	1.5
State taxes	647	602	45	7.5
FDIC insurance premiums	695	781	(86)	-11.0
Other	1,796	1,591	205	12.9
Total	$19,625	$18,296	$1,329	7.3%

Non-Interest Expense

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services, FDIC insurance premiums, regulatory assessments and taxes and various other operating expenses. Total non-interest expense was $19,625,000 in 2012, an increase of $1,329,000, or 7.3%, from the $18,296,000 recorded in 2011. QNB’s overhead efficiency ratio, which represents the percentage of each dollar of revenue that is used for non-interest expense, is calculated by taking non-interest expense divided by net operating revenue on a tax-equivalent basis. The Bank’s efficiency ratios for 2012 and 2011 were 61.3% and 55.9%, respectively, and compare favorably with Pennsylvania commercial banks with assets between $500 million and $1 billion which had average efficiency ratios of 70.2% and 63.0% for 2012 and 2011, respectively.

Salaries and benefits expense is the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense for 2012 was $10,403,000, an increase of $543,000, or 5.5%, over the $9,860,000 reported in 2011. Salary expense for 2012 was $8,332,000, an increase of $414,000, or 5.2%, over the $7,918,000 reported in 2011. Included in salary expense in 2012 and 2011 was incentive compensation of $439,000 and $515,000, respectively. Excluding the cost of incentive compensation, salary expense increased $490,000, or 6.6%, when comparing 2012 to 2011. Promotion and merit increases coupled with an average of three additional full-time equivalent employees contributed to the increase in salary expense. The hiring of a Chief Information Technology Officer in the third quarter of 2011 also contributed to the increase as this position was vacant during most of 2011. Benefit expense for 2012 was $2,071,000, an increase of $129,000, or 6.6%, from the amount recorded in 2011. Payroll related tax expense increased $30,000 and retirement plan expense increased $36,000, both principally a function of higher salary expense, while medical and dental premiums and reimbursement claims increased $97,000 compared to 2011, an increase of 15.7%. In 2012, QNB switched from a premium based indemnity plan to a self-funded plan offered through the Pennsylvania Banker’s Association. Claims during 2012 have been higher than what was experienced in 2011.

Net occupancy expense for 2012 was $1,630,000, an increase of $84,000, or 5.4%, from the amount reported in 2011. The largest contributor to the increase was branch rent expense which increased $62,000 compared to 2011. Most of the increase pertains to adjustments to common area maintenance costs on some leased properties, scheduled rent increases on several leased properties and rent for the future business office in Warminster, Pennsylvania that opened in February 2013. Increases in real estate taxes on owned properties and higher building repairs and maintenance expenses also contributed to the increase in net occupancy expense.

Furniture and equipment expense increased $195,000, or 14.9%, to $1,503,000 when comparing 2012 to 2011. The majority of the increase in this category is primarily related to an increase in depreciation expense on new furniture and equipment as well as amortization expense on computer software. Also contributing the higher costs in 2012 was equipment maintenance expense, either maintenance contract costs or actual repair costs for HVAC, ATM machines, printers and copiers and the Company’s core processing system.

Marketing expense was $829,000 for 2012, an increase of $93,000, or 12.6%, from the $736,000 recorded in 2011. The majority of the increase relates to a $67,000 increase in advertising costs due to the expansion of outdoor advertising and a $26,000 increase in public relations expense due to larger community sponsorships and contributions.

Third-party services are comprised of professional services including legal, accounting and auditing, and consulting services, as well as fees paid to outside vendors for services in support of day-to-day operations. These support services include internet and mobile banking, correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third-party services expense was $1,508,000 in 2012, compared to $1,267,000 in 2011, an increase of $241,000, or 19.0%. The largest portion of the increase relates to costs associated with the conversion to a new online and mobile banking system introduced in the third quarter of 2011 and the outsourcing of email services to a third party provider during the second quarter of 2011. Also contributing to the increase was higher costs related to customer bill payment services and implementation and ongoing costs associated with a new overdraft protection program that was instituted late in the second quarter of 2012.

State tax expense represents the payment of the Pennsylvania Shares Tax, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $647,000 and $602,000 for the years 2012 and 2011, respectively. The Pennsylvania Shares Tax, which is based primarily on the equity of the Bank, was $633,000 in 2012, an increase of $43,000 reflecting higher equity levels.

FDIC insurance premiums decreased $86,000, or 11.0%, to $695,000 for 2012. Beginning April 1, 2011, the FDIC changed the method used to calculate insurance premiums. Prior to this date deposits were used as the base for calculating the premium while going forward assets less tangible equity will be used as the base. In addition the assessment rate was reduced by approximately seven basis points for institutions classified as Risk Category 1.

Other non-interest expense increased $205,000, or 12.9%, to $1,796,000 comparing 2012 to 2011. Expenses related to foreclosure and repossessions, other real estate owned, including real estate taxes and maintenance costs, increased $95,000 and account for a large portion of the increase in other non-interest expense. Also contributing were higher costs related to checkcards, membership and licensing fees, seminar and meeting expenses, charged-off checks, and Director fees, partially offset by declines in the cost of producing checks and coupon books, appraisal costs and training costs.

Income Taxes

Applicable income taxes and effective tax rates were $2,609,000, or 22.1%, for 2012 compared to $2,476,000, or 21.8%, for 2011. The higher effective tax rate for 2012 is predominately a result of tax-exempt income from loans and securities comprising a lower proportion of pre-tax income. For a more comprehensive analysis of income tax expense and deferred taxes, refer to Note 11 in the Notes to Consolidated Financial Statements.

Financial Condition

Financial service organizations are challenged to demonstrate they can generate sustainable and consistent earnings growth in a dynamic operating environment. This challenge was evident over the past few years as financial institutions, including QNB, had to operate in an unprecedented economic environment which included a global recession, the freeze up in credit markets, the bursting of the housing bubble, significant volatility in the equity markets, asset quality issues and historically low interest rates. While the economy is showing signs of improvement, a challenging economic environment is anticipated to continue in 2013. QNB operates in an attractive but highly competitive market for financial services. Competition comes in many forms including other local community banks, regional banks, national financial institutions and credit unions, all with a physical presence in the markets we serve. In addition, other strong forms of competition have emerged, such as internet banks. The internet has enabled customers to “rate shop” financial institutions throughout the nation, both for deposits and retail loans. QNB has been able to compete effectively by emphasizing a consistently high level of customer service, including local decision-making on loans and by providing a broad range of high quality financial products designed to address the specific needs of our customers. The establishment of long-term customer relationships and customer loyalty remain our primary focus.

Total assets at December 31, 2012 were $919,874,000, an increase of $51,070,000, or 5.9%, when compared with total assets of $868,804,000 at December 31, 2011. The growth in total assets since December 31, 2011 was centered primarily in investment securities which increased $52,230,000, or 14.9%. This represents the second consecutive year of significant growth in the investment portfolio which increased $56,187,000, or 19.2%, in 2011. In light of the economic environment there has been very little demand for loans by businesses and consumers during the past two years, 2011 and 2012. As a result, total loans decreased $12,203,000, or 2.5%, to $477,733,000 at December 31, 2012. This follows 2011, a year where total loans increased only $7,754,000, or 1.6%, to $489,936,000 at December 31, 2011.

Total cash and cash equivalents increased $4,898,000 from $10,555,000 at December 31, 2011 to $15,453,000 at December 31, 2012. Most of this increase relates to a larger cash letter balance with the Bank’s correspondent. Premises and equipment, net of depreciation increased $1,369,000 to $8,973,000 at December 31, 2012 with most of the increase related to the construction of the Colmar branch which opened in February 2013 and to upgrades to computer systems. The category of other assets increased $3,998,000 from $5,104,000 at December 31, 2011 to $9,102,000 at December 31, 2012. Most of the increase in other assets relates to a $3,081,000 participation loan in which the borrower paid the lead bank on December 31, 2012 but QNB did not receive the proceeds until January 2, 2013. A cash escrow balance held by the Township during the construction of the new branch of $369,000 also contributed to the increase in other assets. Also included in other assets is a net deferred tax asset of $1,677,000 at December 31, 2012, an increase of $517,000 compared to $1,160,000 at December 31, 2011. The detail of the net deferred tax asset can be found in Footnote 11 in the Notes to the Consolidated Financial Statements. Partially offsetting these increases in other assets was a reduction in the prepaid FDIC assessment account of $642,000 to $862,000 at December 31, 2012 compared to $1,504,000 at December 31, 2011. On September 29, 2009, the FDIC adopted an Amended Restoration Plan. Pursuant to this Plan, the FDIC amended its assessment regulations to require all institutions to prepay, on December 30, 2009, their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, as estimated by the FDIC. The assessment paid by the Bank was $3,407,000 and the amount related to 2010 through 2012 was recorded in a prepaid asset account. The remaining prepaid asset will be expensed monthly during the first half of 2013 based on actual FDIC assessment rate calculations. Any excess prepaid amounts may be utilized up to June 30, 2013 at which time any excess will be returned to the Bank.

Funding the growth in total assets was an increase in total deposits of $50,926,000, or 6.8%, to $801,638,000 at December 31, 2012. For the second consecutive year the growth in total deposits reflects increases in core deposits, including: non-interest bearing demand accounts which increased $6,835,000 to $73,685,000, interest-bearing demand accounts which increased $39,986,000 to $191,335,000 and savings accounts which increased $23,704,000 to $191,337,000. Offsetting some of the growth in core deposits was a reduction in time deposits of $15,790,000 to $269,234,000. The growth in total deposits reflects QNB’s ability to attract new customers and to expand relationships with existing customers. An example of this is the increase in school district and municipal interest-bearing demand accounts which increased $20,978,000, or 35.5%, to $79,995,000 at December 2012. In addition to the growth from these sources, businesses and consumers continue to look for the safety of FDIC insured deposits and the stability of a strong local community bank like QNB.

Short-term borrowings increased $8,467,000 to $32,488,000 at December 31, 2012 with overnight borrowings from the FHLB increasing $4,500,000 and commercial sweep accounts increasing $3,967,000. Long-term debt declined $15,012,000 from $20,299,000 at December 31, 2011 to $5,287,000 at December 31, 2012. In April 2012, at maturity, $15,000,000 of repurchase agreements at a weighted average rate of 4.75% were repaid. Total shareholders’ equity increased $6,782,000, or 9.6%, to $77,623,000 at December 31, 2012 with retained earnings, net income less dividends paid, contributing $5,849,000 and the dividend reinvestment and stock purchase plan, employee stock purchase plan and stock option plan contributing $1,047,000. QNB is considered “well capitalized” based on FDIC requirements.

QNB’s financial condition will be explored in more detail in the sections that follow.

Investment Portfolio History
December 31,	2012	2011	2010
Investment Securities Available-for-Sale
U.S. Government agencies	$104,130	$68,493	$66,448
State and municipal securities	86,789	78,786	63,588
U.S. Government agencies and sponsored enterprises (GSEs)
Mortgage-backed securities	107,973	113,243	78,801
Collateralized mortgage obligations (CMOs)	94,091	79,345	75,573
Pooled trust preferred securities	1,962	1,929	1,866
Corporate debt securities	2,502	2,495	518
Equity securities	4,055	3,800	3,770
Total investment securities available-for-sale	$401,502	$348,091	$290,564
Investment Securities Held-to-Maturity
State and municipal securities	$146	$1,327	$2,667
Total investment securities held-to-maturity	$146	$1,327	$2,667
Total investment securities	$401,648	$349,418	$293,231

Investment Securities and Other Short-Term Investments

QNB had interest bearing balances at the Federal Reserve Bank of $487,000 at December 31, 2012 compared with $787,000 at December 31, 2011. These balances are included in the category of interest bearing deposits in banks. At December 31, 2012 and 2011, QNB had no Federal funds sold. With the decline in the Federal funds rate to between 0.0% and 0.25% the decision was made to maintain excess funds for liquidity purposes at the Federal Reserve which was paying 0.25% and carries a 0% risk weighting for risk-based capital calculation purposes.

The total carrying amount of investment securities at December 31, 2012 and 2011 were $401,648,000 and $349,418,000, respectively. For both periods, approximately 75.0% of QNB’s investment securities were either U.S. Government agency debt securities, U.S. Government agency issued mortgage-backed securities or collateralized mortgage obligation securities (CMOs). As of December 31, 2012, QNB held no securities of any one issue or any one issuer (excluding the U.S. Government and its agencies) that were in excess of 10% of shareholders’ equity.

The QNB investment portfolio represents a significant portion of earning assets and interest income. QNB actively manages the investment portfolio in an attempt to maximize earnings, while considering liquidity needs, interest rate risk and credit risk. Proceeds from the sale of investments were $44,600,000 in 2012 compared to $45,508,000 during 2011.

In addition to the proceeds from the sale of investment securities, proceeds from maturities, calls and prepayments of securities were $136,761,000 in 2012, compared with $121,963,000 in 2011. The significant amount of proceeds in both years reflects the low interest rate environment that has existed for approximately the past four years which resulted in an increase in the amount of bonds called as well as the amount of prepayments on mortgage-backed securities and CMOs. The 2012 and 2011 proceeds along with the increase in deposits were used primarily to purchase replacement securities and to grow the investment portfolio. During 2012, $235,452,000 of investment securities were purchased compared with $220,602,000 during 2011. Net activity was concentrated in U.S. Government agency securities as the balance increased by $35,637,000 to $104,130,000 at December 31, 2012 and represents 25.9% of the investment portfolio compared to 19.6% at December 31, 2011. This increase was primarily for pledging requirements as a result of the increase in municipal deposits. Since these deposits are short-term in nature most were invested in agency securities with likely call dates over the next year. The balance in CMOs increased $14,746,000 to $94,091,000 at December 31, 2012 and represents 23.4% of the investment portfolio compared to 22.7% at December 31, 2011. The balance in municipal securities increased $6,822,000 to $86,935,000 at December 31, 2012 and represents 21.6% of the investment portfolio compared to 22.9% at December 31, 2011. When QNB purchases a municipal security it focuses on the financial performance of the underlying issuer not just the bond rating of the issuer or the rating of bond insurer, if present. Mortgage backed securities (MBS) decreased $5,270,000 to $107,973,000 at December 31, 2012 and represented 26.9% of the investment portfolio compared to 32.4% at December 31, 2011. As interest rates remained at historic lows, prepayment speeds continued to increase, shortening the average life of MBS securities.

The weighted average yield on the portfolio declined from 3.26% as of December 31, 2011 to 2.55% at December 31, 2012. As noted previously, the decline in the yield on the investment portfolio is primarily the result of the extended period of low interest rates which has resulted in a high level of cash flow being reinvested in securities that have lower yields than what they replaced. In addition, with the lack of loan demand, additional liquidity acquired through deposit growth was invested during this period of low rates. Since it appears that this low interest rate environment will continue for the foreseeable future the yield on the total investment portfolio is anticipated to continue to decline as cash flow from the portfolio, as well as excess liquidity, is reinvested at market rates which are significantly below the current portfolio yield of 2.55%.

QNB owns collateralized debt obligations (CDO) in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by banks or bank holding companies, and to a lesser degree, insurance companies. In most cases, QNB owns the mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. QNB holds seven of these securities with an amortized cost of $3,519,000 and a fair value of $1,962,000 at December 31, 2012. All of the trust preferred securities are available-for-sale securities and are carried at fair value. There were no credit-related OTTI charges during 2012 or 2011 on these securities. It is possible that future calculations could require recording additional OTTI charges through earnings. QNB uses an independent third party to value these securities and to determine if credit-related OTTI exists. For additional detail on these securities see Notes 4 and 17 of the Notes to Consolidated Financial Statements.

QNB accounts for its investments by classifying securities into three categories. Securities that QNB has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders’ equity. Management determines the appropriate classification of securities at the time of purchase. QNB held no trading securities at December 31, 2012 or 2011.

At December 31, 2012 and 2011, investment securities totaling $170,433,000 and $158,189,000, respectively, were pledged as collateral for repurchase agreements and public deposits.

Investment Portfolio Maturities and Weighted Average Yields

		After one	After five
		year	years
	One year	through	through	After ten
December 31, 2012	or less	five years	ten years	years	Total
Investment Securities Available-for-Sale
U.S. Government agency securities:
Fair value	-	$68,501	$35,629	-	$104,130
Weighted average yield		1.22%	1.09%	-	1.18%
State and municipal securities:
Fair value	$5,617	6,895	24,110	$50,167	86,789
Weighted average yield	5.63%	5.63%	4.64%	4.94%	4.96%
Mortgage-backed securities:
Fair value	18	92,000	15,955	-	107,973
Weighted average yield	5.23%	2.68%	1.88%	-	2.56%
Collateralized mortgage obligations (CMOs):
Fair value	7,295	75,060	11,736	-	94,091
Weighted average yield	2.60%	1.92%	1.54%	-	1.92%
Pooled trust preferred securities: (1)
Fair value	-	-	-	1,962	1,962
Weighted average yield	-	-	-	-	-
Corporate debt securities:
Fair value	462	1,035	1,005	-	2,502
Weighted average yield	9.03%	1.91%	2.07%	-	3.29%
Equity securities:
Fair value	-	-	-	4,055	4,055
Weighted average yield	-	-	-	3.85%	3.85%
Total fair value	$13,392	$243,491	$88,435	$56,184	$401,502
Weighted average yield	4.09%	2.11%	2.25%	4.55%	2.55%

Investment Securities Held-to-Maturity
State and municipal securities:
Amortized cost	-	$146	-	-	$146
Weighted average yield	-	6.98%	-	-	6.98%

Securities are assigned to categories based on stated contractual maturity except for mortgage-backed securities and CMOs which are based on anticipated payment periods and state and municipal securities which are based on prerefunded date if applicable. Tax-exempt securities were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent and a Tax Equity and Financial Responsibility Act (TEFRA) adjustment of 4 basis points. Weighted average yields on investment securities available-for-sale are based on amortized cost.

(1) All pooled trust preferred securities are on non-accrual status.

Investments Available-For-Sale

Available-for-sale investment securities include securities that management intends to use as part of its liquidity and asset/liability management strategy. These securities may be sold in response to changes in market interest rates, changes in the securities prepayment or credit risk, the need for liquidity, or growth in loan demand. At December 31, 2012, the fair value of investment securities available-for-sale was $401,502,000, or $6,752,000 above the amortized cost of $394,750,000. This compares to a fair value of $348,091,000, or $7,068,000 above the amortized cost of $341,023,000, at December 31, 2011. Unrealized holding gains, net of tax, of $4,456,000 and $4,665,000 were recorded as an increase to shareholders’ equity as of December 31, 2012 and 2011, respectively. The available-for-sale portfolio, excluding equity securities with a fair value of $4,055,000 and an amortized cost of $3,740,000 at December 31, 2012, had a weighted average maturity of approximately 3.2 years at both December 31, 2012 and December 31, 2011. The weighted average tax-equivalent yield was 2.55% and 3.21% at December 31, 2012 and 2011, respectively.

The weighted average maturity is based on the stated contractual maturity or likely call date of all securities except for MBS and CMOs, which are based on estimated average life. The maturity of the portfolio could become shorter if interest rates declined and prepayments on MBS and CMOs increased or securities are called. However, the estimated average life could lengthen if interest rates were to increase and principal payments on MBS and CMOs slowed or securities anticipated to be called extend past their call date.

Investments Held-To-Maturity

Investment securities held-to-maturity are recorded at amortized cost. Included in this portfolio are state and municipal securities. At December 31, 2012 and 2011, the amortized cost of investment securities held-to-maturity was $146,000 and $1,327,000, respectively, and the fair value was $166,000 and $1,365,000, respectively. At December 31, 2012 there was only one security remaining in the held-to-maturity portfolio. The held-to-maturity portfolio had a weighted average maturity of approximately 3.8 years at December 31, 2012, and 9 months at December 31, 2011. The weighted average tax-equivalent yield was 6.98% and 6.87% at December 31, 2012 and 2011, respectively.

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

QNB manages the risk associated with commercial loans by having lenders work in tandem with credit analysts while maintaining independence between personnel. In addition, a Bank loan committee and a committee of the Board of Directors review and approve certain loan requests on a weekly basis. At December 31, 2012, there were no concentrations of loans exceeding 10% of total loans other than disclosed in the Loan Portfolio table.

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

Commercial loans secured by commercial real estate include commercial purpose loans collateralized at least in part by commercial real estate. Some of these loans may not be for the express purpose of conducting commercial real estate transactions. Commercial loans secured by residential real estate are commercial purpose loans generally secured by the business owner’s residence or residential investment properties owned by the borrower and rented to tenants. Commercial loans secured by either commercial real estate or residential real estate are originated primarily within the Eastern Pennsylvania market area at conservative loan-to-value ratios and also usually include the guarantee of the borrowers. Repayment of this kind of loan is dependent upon either the ongoing cash flow of the borrowing entity or the resale of or lease of the subject property. Commercial real estate and commercial construction loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties.

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

The Company originates fixed rate and adjustable-rate residential real estate loans that are secured by the underlying 1-to-4 family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the credit worthiness of the borrower, including debt-to-income ratios, credit scores and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. To reduce interest rate risk, substantially all originations of fixed-rate loans to individuals for 1-4 family residential mortgages with maturities of 15 years or greater are sold in the secondary market. At December 31, 2012 and 2011, real estate residential loans held-for-sale were $1,616,000 and $935,000, respectively. These loans are carried at the lower of aggregate cost or market.

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

Loan activity which had been strong for 2009 and most of 2010, slowed significantly during the fourth quarter of 2010. As a result of economic conditions both in the United States and in Europe, as well as political, tax and fiscal uncertainty in Washington D.C. businesses appear to be refraining from expanding and are holding off investing in new equipment or any other type of financing and are paying down their lines with excess cash. Consumers have taken advantage of the low interest rates on mortgages and have refinanced higher rate mortgages and consolidated home equity loans but appear to be reluctant to increase debt. Total loans, excluding loans held-for-sale, at December 31, 2012 were $477,733,000, a decrease of $12,203,000, or 2.5%, from December 31, 2011. This follows growth of 1.6% in 2011, 7.3% in 2010 and 11.4% in 2009. A key financial ratio is the loan to deposit ratio which was 59.6% at December 31, 2012, compared with 65.3%, at December 31, 2011. The decline in the loan to deposit ratio is both a function of the significant increase in deposits as well as a slowdown in loan demand. Despite the lack of demand, QNB is committed to make loans available to credit worthy consumers and businesses.

The Allowance for Loan Losses Allocation table shows the percentage composition of the loan portfolio over the past five years. Between 2011 and 2012 the makeup of the portfolio changed slightly with loans secured by commercial real estate, the largest sector of the portfolio, increasing from 40.0% of the portfolio at December 31, 2011 to 40.4% of the portfolio at December 31, 2012. Loans secured by commercial real estate decreased by $2,946,000, or 1.5%, to $192,867,000 at December 31, 2012, following a 2.0% decrease between December 31, 2010 and 2011. While loans secured by commercial real estate represent a significant portion of the total portfolio, the collateral is diversified including investment properties, manufacturing facilities, office buildings, hospitals, retirement and nursing home facilities, warehouses and owner-occupied facilities. Commercial real estate loans have drawn the attention of the regulators in recent years as a potential source of risk. As a result, QNB has increased its monitoring of these types of loans including obtaining updated appraisals on loans classified substandard or worse. As detailed in the Allowance for Loan Losses table, QNB had only $85,000 in charge-off in this category in 2012 compared with $941,000 in 2011.

Commercial loans secured by residential real estate declined by $4,067,000, or 9.0% to $41,003,000 at December 31, 2012. These loans represent 8.6% of the portfolio at year-end 2012 compared to 9.2% at year-end 2011. As noted earlier this category includes 1-4 unit residential investment properties that the owner/borrower rents out to tenants. Some of these properties are located outside the Bank’s market area and have experienced vacancies and significant declines in market value. As a result non-accrual loans and charge-offs in this category have increased over the past two years. Non-accrual commercial loans secured by residential real estate were $2,390,000 and $1,158,000 at December 31, 2012 and 2011, respectively, and loan charge-offs were $111,000 and $54,000, respectively, in 2012 and 2011.

Commercial and industrial loans, the second largest sector of the portfolio was one of two categories of loans that experienced growth in 2012, increasing $3,900,000, or 4.1%, to $100,063,000 at December 31, 2012. This followed growth in this category of $9,535,000, or 11.0%, in 2011. Commercial and industrial loans represented 20.9% of the portfolio at year-end 2012 compared with 19.6% at December 31, 2011. As noted earlier this category of loans generally presents a greater risk than loans secured by real estate since these loans are either secured by accounts receivable, inventory or equipment, or unsecured. Losses in commercial and industrial loans were significant during the years 2009-2011 with charge-offs totaling $1,982,000. However, in 2012 charge-offs were only $101,000 and charge-offs net of recoveries were only $25,000.

Loan Portfolio
December 31,	2012	2011	2010	2009	2008
Commercial:
Commercial and industrial	$100,063	$96,163	$86,628	$82,512	$72,924
Construction	11,061	15,959	18,611	27,483	21,894
Secured by commercial real estate	192,867	195,813	199,874	166,097	138,246
Secured by residential real estate	41,003	45,070	44,444	37,779	31,027
State and political subdivisions	34,256	35,127	31,053	26,698	25,613
Loans to depository institutions	3,250	4,515	-	-	-
Indirect lease financing	9,685	11,928	12,995	14,061	15,716
Retail:
1-4 family residential mortgages	28,733	25,518	23,127	23,929	22,091
Home equity loans and lines	54,860	57,579	62,726	67,201	71,420
Consumer	2,012	2,308	2,751	3,702	4,483
Total loans	477,790	489,980	482,209	449,462	403,414
Net unearned (fees) costs	(57)	(44)	(27)	(41)	165
Loans receivable	$477,733	$489,936	$482,182	$449,421	$403,579

Loan Maturities and Interest Sensitivity
December 31, 2012	One year or less	After one year through five years	After five years	Total
Commercial:
Commercial and industrial	$15,585	$64,167	$20,311	$100,063
Construction	6,424	2,062	2,575	11,061
Secured by commercial real estate	5,698	12,434	174,735	192,867
Secured by residential real estate	1,004	2,286	37,713	41,003
State and political subdivisions	1,583	2,432	30,241	34,256
Loans to depository institutions	-	3,250	-	3,250
Indirect lease financing	954	8,731	-	9,685
Retail:
1-4 family residential mortgages	8	362	28,363	28,733
Home equity loans and lines	2,630	7,346	44,884	54,860
Consumer	573	1,044	395	2,012
Total	$34,459	$104,114	$339,217	$477,790

Demand loans, loans with no stated schedule of repayment and no stated maturity, are included in one year or less.

The following shows the amount of loans due after one year that have fixed interest rates and variable or adjustable interest rates at December 31, 2012:

Loans with fixed predetermined interest rates:	$87,948
Loans with variable or adjustable interest rates:	$355,383

QNB continues to reduce its exposure to the construction industry. Construction loans decreased from $15,959,000, or 3.3% of the portfolio at December 31, 2011 to $11,061,000, or 2.3% of the portfolio at December 31, 2012. These loans are primarily to developers and builders for the construction of residential units or commercial buildings or to businesses for the construction of owner-occupied facilities. This portfolio is diversified among different types of collateral including: 1-4 family residential construction, medical facilities, factories, office buildings, funeral homes and land for development loans. Construction loans are generally made only on projects that have municipal approval. These loans are usually originated to include a short construction period followed by permanent financing provided through a commercial mortgage after construction is complete. Once construction is complete the balance is moved to the secured by commercial real estate category if the permanent financing is provided by the Bank. Charge-offs in the construction loan portfolio in 2011 were $634,000 and relate to valuations on two 1-4 family residential development projects transferred to other real estate owned (OREO). There were no construction loan charge-offs in any of the other four years presented.

Loans to state and political subdivisions decreased from $35,127,000 at December 31, 2011 to $34,256,000 at December 31, 2012, a decrease of $871,000, or 2.5%. This followed an increase of $4,074,000, or 13.1%, between 2010 and 2011. With the significant decline in interest rates many municipalities, counties and school districts are refinancing their existing bonds or bank debt. As a result, QNB is getting an opportunity to bid on many of these local issues and has been successful in winning several of those bids. Many of these are lines of commitment which are anticipated to be drawn on during 2013.

At December 31, 2012, indirect lease financing receivables represent approximately 2.0% of the portfolio compared to 2.4% of the portfolio at December 31, 2011. Total balances in this portfolio declined to $9,685,000 at December 31, 2012 from $11,928,000 at December 31, 2011. These lease financing receivables were purchased from two third party sources. This portfolio contains leases to government agencies and universities as well as to industries hit hard by the slowdown in the economy: trucking, landscaping and construction. As a result of a high level of charge-offs and delinquency in this portfolio in 2008 and 2009, QNB strengthened its underwriting standards with regard to this portfolio. On the positive, the tightening of underwriting standards has resulted in a reduction in net charge-offs and the balance of non-performing leases. QNB experienced net charge-offs in this portfolio of only $49,000 and $2,000 in 2012 and 2011, respectively, and non-performing assets, including repossessed equipment, were $108,000 and $175,000 as of December 31, 2012 and 2011, respectively. On the negative, the tightening of underwriting standards has also resulted in the purchase of fewer leases. Indirect lease financing balances have declined over the past five years from $15,716,000 at December 31, 2008 to $9,685,000 at year-end 2012.

Retail loans which include first lien 1-4 family residential mortgages, home equity loans and lines and consumer loans declined over the past several years as consumers were concerned about the state of the economy including declining home values and their employment status. However, with historically low mortgage rates many consumers took the opportunity to refinance their existing first mortgages and home equity loans into mortgages with significantly lower rates. Given the low yields on alternative investment securities management decided to retain some 15 year mortgages to borrowers with high credit scores and low loan to value ratios. As a result, residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $3,215,000, or 12.6%, to $28,733,000 at December 31, 2012. This followed an increase of $2,391,000, or 10.8% between December 31, 2010 and December 31, 2011. Home equity loans and lines declined by $2,719,000, or 4.7%, to $54,860,000 at December 31, 2012 and have declined $16,560,000, or 23.2%, from $71,420,000 at December 31, 2008. The demand for home equity loans has declined as home values have fallen eliminating some homeowners’ equity in their homes while others have taken advantage of the low interest rates on mortgages and refinanced their home equity loans into a new mortgage. The other impact of the low interest rate environment is movement from fixed rate home equity loans to floating rate lines tied to prime rate. In an effort to reverse the declining balance trend QNB has begun aggressively promoting home equity lines and home equity term loans with very competitive rates.

Non-Performing Assets

Non-performing assets include non-performing loans, OREO and repossessed assets and non-performing trust preferred securities. As referenced in the following table the levels of non-performing assets, particularly non-accrual loans, trended higher between 2008 and 2011. In 2012, asset quality stabilized. Total non-performing assets were $24,273,000 at December 31, 2012, or 2.64%, of total assets compared to $24,145,000, or 2.78% of total assets at December 31, 2011. Included in non-performing assets in 2012 and 2011 is $1,962,000 and $1,929,000, respectively, of pooled trust preferred securities, discussed in the section titled “Investment Securities and Other Short-Term Investments”. The slight increase in the amount of non-performing pooled trust preferred securities is a result of the increase in the fair value of these securities, not as a result of the classification of additional securities.

Total non-performing loans, which represent loans on non-accrual status, loans past due more than 90 days and still accruing interest and troubled debt restructured loans were $21,150,000, or 4.41% of total loans, at December 31, 2012 compared with $21,390,000, or 4.36% of total loans, at December 31, 2011. The increase in non-performing loans since 2008 reflects the impact of the recession and issues in the commercial and residential real estate markets on customers, especially commercial borrowers. The increase in non-performing loans during 2011 was primarily the result of several large commercial loan relationships that had signs of financial difficulty and potential collateral shortfalls. These loans were placed on non-accrual status because it is possible that all principal and interest payments will not be received as expected. As noted earlier, asset quality stabilized during 2012. Loans on non-accrual status were $18,572,000 at December 31, 2012 compared with $18,597,000 at December 31, 2011. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Of the total amount of non-accrual loans at December 31, 2012, $12,836,000, or 69.1%, of the loans classified as non-accrual were current or past due less than 30 days at December 31, 2012.

QNB had no loans past due 90 days or more and still accruing at December 31, 2012 compared with $380,000 at December 31, 2011. Total loans that are 30 days or more past due decreased and represented 1.50% of total loans at December 31, 2012 compared with 1.81% of total loans at December 31, 2011.

Restructured loans, as defined in accounting guidance for troubled debt restructuring in ASC 310-40, that have not already been included in loans past due 90 days or more or in non-accrual loans totaled $2,578,000 and $2,413,000 at December 31, 2012 and 2011, respectively.

OREO totaled $1,151,000 and $826,000 at December 31, 2012 and 2011, respectively. OREO at December 31, 2012 included two residential loan construction projects and a commercial building. Repossessed assets, which primarily includes commercial trucks and equipment from the indirect leasing portfolio, was $10,000 at December 31, 2012. There were no repossessed assets as of December 31, 2011.

Non-Performing Assets
December 31,	2012	2011	2010	2009	2008
Commercial:
Commercial and industrial	$-	-	-	-	$17
Construction	-	-	-	-	-
Secured by commercial real estate	-	$286	$259	$709	300
Secured by residential real estate	-	-	-	-	-
State and political subdivisions	-	40	9	-	-
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	-	54	-	45	74
Retail:	-
1-4 family residential mortgages	-	-	-	-	-
Home equity loans and lines	-	-	-	5	87
Consumer	-	-	-	-	-
Total loans past due 90 days or more and accruing	-	380	268	759	478

Commercial:
Commercial and industrial	6,174	5,410	1,082	486	147
Construction	2,480	3,474	1,334	1,342	-
Secured by commercial real estate	6,748	7,547	3,837	354	87
Secured by residential real estate	2,390	1,158	97	375	-
State and political subdivisions	1	4	-	-	-
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	98	121	255	306	306
Retail:
1-4 family residential mortgages	335	515	433	-	-
Home equity loans and lines	346	368	145	223	290
Consumer	-	-	-	-	-
Total non-accrual loans	18,572	18,597	7,183	3,086	830

Restructured loans, not included above	2,578	2,413	2,421	2,257	-
Other real estate owned	1,151	826	75	-	144
Repossessed assets	10	-	15	67	175
Non-accrual pooled trust preferred securities	1,962	1,929	1,672	863	-
Total non-performing assets	$24,273	$24,145	$11,634	$7,032	$1,627
Total as a percent of total assets	2.64%	2.78%	1.44%	0.92%	0.24%

Additional loan quality information can be found in Note 5 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Management’s view is that loans classified as substandard or doubtful that are not included in the past due, non-accrual or restructured categories are potential problem loans. For some of these loans there may be known information about possible credit problems that will cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms. At December 31, 2012 commercial substandard or doubtful loans totaled $45,514,000, a reduction of $9,755,000 from the $55,269,000 reported as of December 31, 2011.

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

Economic conditions over the past few years have contributed to high rates of unemployment and a softening of the residential and commercial real estate markets. These factors have had a negative impact on both consumers and small businesses and have contributed to higher than historical levels of net charge-offs during the years 2009-2011. Increases in specific reserves and in the amount of non-performing, impaired and classified loans have also been a consequence of these conditions. These factors when combined with the inherent risk related to the significant growth in the loan portfolio prior to 2011 and continued concerns related to economic conditions have resulted in elevated levels of the provision for loan losses and the allowance for loan losses. Since December 31, 2008, the start of the financial crisis, QNB has increased its allowance for loan losses from $3,836,000, or 0.95% of total loans, to $9,772,000, or 2.05%, of total loans at December 31, 2012, while over the past year the allowance for loan losses has increased from $9,241,000, or 1.89% of total loans at December 31, 2011. As a result of the stabilization of asset quality, the significant reduction in both classified loans and charged-off loans and the decline in loan balances, QNB’s management determined a $900,000 provision for loan losses was appropriate in 2012 compared to a provision of $2,700,000 in 2011.

Allowance for Loan Losses Allocation
December 31,	2012		2011		2010		2009		2008
	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans
Balance at end of period applicable to:
Commercial:
Commercial and industrial	$2,505	20.9%	$2,959	19.6%	$2,136	18.0%	$1,601	18.4%	$783	18.1%
Construction	209	2.3	556	3.3	633	3.9	382	6.1	219	5.4
Secured by commercial real estate	3,795	40.4	3,124	40.0	3,875	41.4	2,038	37.0	1,382	34.3
Secured by residential real estate	1,230	8.6	746	9.2	676	9.2	549	8.4	264	7.7
State and political subdivisions	260	7.2	195	7.2	108	6.4	125	5.9	90	6.3
Loans to depository institutions	15	0.7	20	0.9	-	0.0	-	0.0	-	0.0
Indirect lease financing	168	2.0	312	2.4	496	2.7	673	3.1	438	3.9
Retail:
1-4 family residential mortgages	324	6.0	249	5.2	212	4.8	153	5.3	88	5.5
Home equity loans and lines	582	11.5	625	11.7	646	13.0	420	15.0	375	17.7
Consumer	27	0.4	20	0.5	32	0.6	61	0.8	69	1.1
Unallocated	657		435		141		215		128
Total	$9,772	100.0%	$9,241	100.0%	$8,955	100.0%	$6,217	100.0%	$3,836	100.0%

Gross loans represent loans before unamortized net loan fees and costs. Percent gross loans lists the percentage of each loan type to total loans.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans and indirect lease financing loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. At December 31, 2012 and 2011, the recorded investment in loans for which impairment has been identified totaled $32,304,000 and $30,368,000, respectively, of which $23,771,000 and $21,822,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $8,533,000 and $8,546,000 at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011 the related allowance for loan losses associated with these loans was $2,701,000 and $2,065,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 5 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

QNB had net loan charge-offs of $369,000, or 0.08% of average total loans for 2012 compared to $2,414,000, or 0.51% of average total loans for 2011. Commercial loans and leases account for $297,000 and $85,000, respectively of the $581,000 in loans charged off in 2012. The retail loan portfolio contributed the remaining $199,000 of loan charge-offs in 2012 with home equity loans and lines accounting for $114,000 of the total. Total charge-offs were $2,507,000 in 2011, with the commercial loan portfolio representing $2,361,000 of this total. Commercial and industrial loan charge-offs totaled $732,000 in 2011. The largest charge-off in this category, totaling $573,000, was to a customer whose business is closely related to the construction industry. Commercial construction charge-offs contributed $634,000 to total charge-offs for the year. This represented two loans to the same borrower in the 1-4 family residential construction industry. Charge-offs for commercial loans secured by commercial real estate totaled $941,000 during 2011. Approximately $829,000 of the charge-offs in this category relate to three loans for an office building, a bowling alley and the customer above whose business is closely related to construction.

Management believes the allowance for loan losses of $9,772,000 is adequate as of December 31, 2012 in relation to the estimate of known and inherent losses in the portfolio.

Allowance for Loan Losses
December 31,	2012	2011	2010	2009	2008
Allowance for loan losses:
Balance, January 1	$9,241	$8,955	$6,217	$3,836	$3,279

Charge-offs
Commercial:
Commercial and industrial	101	732	568	682	280
Construction	-	634	-	-	-
Secured by commercial real estate	85	941	278	-	-
Secured by residential real estate	111	54	113	-	-
State and political subdivisions	-	-	-	-	-
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	85	43	254	645	429
Retail:
1-4 family residential mortgages	21	-	-	-	-
Home equity loans and lines	114	77	60	527	-
Consumer	64	26	54	80	137
Total charge-offs	581	2,507	1,327	1,934	846
Recoveries
Commercial:
Commercial and industrial	76	22	13	4	6
Construction	-	-	-	-	-
Secured by commercial real estate	76	13	-	-	-
Secured by residential real estate	-	-	-	-	-
State and political subdivisions	-	-	-	-	-
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	36	41	218	96	33
Retail:
1-4 family residential mortgages	2	-	-	-	-
Home equity loans and lines	12	4	-	27	-
Consumer	10	13	34	38	39
Total recoveries	212	93	265	165	78
Net charge-offs	(369)	(2,414)	(1,062)	(1,769)	(768)
Provision for loan losses	900	2,700	3,800	4,150	1,325
Balance, December 31	$9,772	$9,241	$8,955	$6,217	$3,836

Total loans (excluding loans held-for-sale)
Average	$480,068	$476,612	$466,524	$426,768	$382,700
Year-end	477,733	489,936	482,182	449,421	403,579

Ratios:
Net charge-offs to:
Average loans	0.08%	0.51%	0.23%	0.41%	0.20%
Loans at year-end	0.08	0.49	0.22	0.39	0.19
Allowance for loan losses	3.78	26.13	11.86	28.45	20.02
Provision for loan losses	41.00	89.44	27.95	42.63	57.96

Allowance for loan losses to:
Average loans	2.04%	1.94%	1.92%	1.46%	1.00%
Loans at year-end	2.05	1.89	1.86	1.38	0.95

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

Total deposits increased $50,926,000, or 6.8%, to $801,638,000 at December 31, 2012. This follows an increase of $55,735,000, or 8.0% between 2010 and 2011. Average deposits increased $57,427,000, or 7.9%, during 2012 compared with $62,444,000, or 9.4%, in 2011.

The growth in deposits as well as the mix of deposits continues to be impacted by customers’ reactions to the industry, regulations and the interest rate environment. Given the low interest rate environment most customers are looking for transaction accounts that provide liquidity and pay a reasonable amount of interest. Customers seeking a higher rate of interest and not concerned about liquidity are opening time deposits, particularly those with maturities 36 months through 60 months. In addition, with concerns over the safety of their deposits and the strength of their financial institutions, customers appear to be looking for the safety of FDIC insured deposits and the stability of a strong local community bank. On July 21, 2010, the Dodd-Frank Act was enacted which permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012. QNB does not expect a significant withdrawal of non-interest bearing transaction accounts due to the expiration of the transaction guarantee program.

All categories of deposits, except for money market accounts and time deposits, increased when comparing balances at December 31, 2012 to December 31, 2011. Similar to the past two years, the growth in 2012 was centered in lower-cost core deposits including interest-bearing demand and savings deposits, accounts with greater liquidity. This growth is consistent with customers looking for the highest rate for the shortest term. The Bank currently offers several attractive non-maturity interest-bearing account options that pay very competitive rates and allow the flexibility to add and withdraw funds without penalty.

Contributing to the increase in total deposits was growth in non-interest bearing demand accounts which increased $6,835,000, or 10.2% to $73,685,000 at December 31, 2012. This followed growth of $11,473,000, or 20.7% between December 31, 2010 and December 31, 2011. These deposits are primarily comprised of business checking accounts and are volatile depending on the timing of deposits and withdrawals. Because of this volatility it is often better to compare average balance growth. Average non-interest bearing demand accounts increased $3,461,000, or 5.4%, to $67,112,000 when comparing 2012 to 2011. This compares to an increase of 13.5% in average balances when comparing 2011 to 2010. QNB has been very successful in attracting new customers and expanding relationships with existing customers contributing to the increase in balances. Effective July 21, 2011, a provision of the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts.

Interest-bearing demand accounts, which include municipal accounts, increased $39,986,000, or 26.4%, to $191,335,000 at December 31, 2012. Municipal accounts which include school district and township deposits increased $20,978,000, or 35.5% to $79,995,000 at December 31, 2012. This followed growth of $14,667,000, or 33.1% in 2011. During 2011 and 2012 QNB developed new relationships with several school districts and municipalities and expanded existing relationships with several others. The balances in these accounts are seasonal in nature and can be volatile on a daily basis. Most of the school district taxes are collected during the third quarter of the year and are disbursed over a nine month period. Growth in business accounts, the high interest Rewards checking product and checking accounts for individuals over the age 50, Select 50, also contributed to the increase in interest-bearing demand accounts. Business interest-bearing checking account balances increased from $2,343,000 at December 31, 2011 to $12,696,000 at December 31, 2012; most likely a result of the Dodd-Frank provision noted above. Over this same period rewards checking balances increased from $28,162,000 to $30,790,000 and Select 50 balances increased from $41,355,000 to $52,403,000. As mentioned earlier, QNB continues to open a significant number of new checking accounts. Average interest-bearing demand accounts increased $26,121,000, or 18.1%, to $170,815,000 with average interest-bearing municipal accounts increasing $15,656,000, or 27.6% to $72,464,000 for 2012.

Total savings account balances increased $23,704,000, or 14.1% to $191,337,000 at December 31, 2012. This followed growth of $49,567,000, or 42.0% in 2011. The increase in savings accounts is attributable to the Online eSavings product whose balances increased from $50,436,000 at December 31 2010 to $117,871,000 at December 31, 2011 and to $144,813,000 at December 31, 2012. The eSavings account was introduced in 2009 to compete with competitors’ online savings products at a yield of 1.85%. During 2011 the rate was reduced several times and ended the year at 1.00%. During 2012 the interest rate was further reduced to 0.60% and this has resulted in the slowdown of the growth in this product during the second half of 2012. Traditional statement savings account balances declined from $49,465,000 at December 31, 2011 to $46,234,000 at December 31, 2012.

Total time deposit account balances were $269,234,000 at December 31, 2012, a decline of $15,790,000, or 5.5%, from the amount reported at December 31, 2011. This followed a decline of $25,208,000, or 8.1% in 2011. As higher yielding time deposits matured during the past two years they were frequently reinvested in the high yielding and liquid eSavings account which in many instances paid a rate higher than what was offered on short-term time deposits. After the announcement by the Fed in 2011 that it would likely leave rates unchanged until 2013 (now 2015) and the yield curve flattened as a result, many customers began looking for the highest yield and opted for a 60-month time deposit. Balances in time deposits with a 60 month term increased from $30,416,000 at December 31, 2010 to $67,175,000 at December 31, 2011 to $78,840,000 at December 31, 2012.

To continue to attract and retain deposits, QNB plans to be competitive with respect to rates and to continue to deliver products with terms and features that appeal to customers. The QNB Rewards checking and online eSavings accounts are examples of such products. The opening of a full service branch in Colmar and a Business Office in Warminster in February 2013 should help further develop new deposit and loan relationships.

Maturity of Time Deposits of $100,000 or More
Year ended December 31,	2012	2011	2010
Three months or less	$13,028	$14,134	$37,945
Over three months through six months	19,477	9,562	16,861
Over six months through twelve months	21,774	23,924	22,797
Over twelve months	41,066	51,619	26,000
Total	$95,345	$99,239	$103,603

Average Deposits by Major Classification
	2012		2011		2010
	Balance	Rate	Balance	Rate	Balance	Rate
Demand, non-interest bearing	$67,112	-	$63,651	-	$56,072	-
Interest-bearing demand	98,351	0.30%	87,886	0.47%	83,546	0.65%
Municipals interest-bearing demand	72,464	0.50	56,808	0.69	40,242	0.91
Money market	77,269	0.30	73,661	0.43	75,128	0.76
Savings	188,716	0.60	152,203	0.78	93,576	0.79
Time	180,293	1.33	192,231	1.55	211,867	2.09
Time of $100,000 or more	101,579	1.43	101,917	1.61	105,482	2.19
Total	$785,784	0.75%	$728,357	0.95%	$665,913	1.34%

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At December 31, 2012, the Bank had a maximum borrowing capacity with the FHLB of approximately $216,838,000. The maximum borrowing capacity changes as a function of qualifying collateral assets. At December 31, 2012, QNB had $4,500,000 in overnight borrowings with the FHLB. QNB had no outstanding borrowings with the FHLB at December 31, 2011. In addition, the Bank maintains two unsecured Federal funds lines with two correspondent banks totaling $18,000,000. At December 31, 2012 and 2011, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn. As part of its contingency funding plan QNB successfully tested its ability to borrow from these sources during the third and fourth quarters of 2012.

Total cash and cash equivalents, available-for-sale securities and loans held-for-sale totaled $418,571,000 at December 31, 2012 and $359,581,000 at December 31, 2011. The increase in liquid sources is primarily the result of a $53,411,000 increase in available-for-sale securities. This source of liquidity was primarily funded from an increase in total deposits, principally municipal and savings deposits. These sources should be adequate to meet normal fluctuations in loan demand or deposit withdrawals. With the current low interest rate environment, it is anticipated that the investment portfolio will continue to provide significant liquidity as agency and municipal bonds are called and as cash flow on mortgage-backed and CMO securities continues to be steady. In the event that interest rates would increase the cash flow available from the investment portfolio could decrease.

Approximately $170,433,000 and $158,189,000 of available-for-sale securities at December 31, 2012 and 2011, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The increase in the amount of pledged securities corresponds with the increase in municipal deposits.

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

Capital Adequacy

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB’s shareholders’ equity at December 31, 2012 was $77,623,000, or 8.44% of total assets, compared to shareholders’ equity of $70,841,000, or 8.15% of total assets, at December 31, 2011. Shareholders’ equity at December 31, 2012 and 2011 included a positive adjustment of $4,456,000 and $4,665,000, respectively, related to unrealized holding gains, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders’ equity to total assets would have been 7.99% and 7.66% at December 31, 2012 and 2011, respectively.

Average shareholders’ equity and average total assets were $70,196,000 and $893,476,000 for 2012, an increase of 10.6% and 6.3%, respectively, from 2011 average equity and average total assets of $63,464,000 and $840,903,000, respectively. The ratio of average total equity to total average assets was 7.86% for 2012, compared to 7.55% for 2011.

QNB is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law as amended (the BCL). The BCL operates generally to preclude dividend payments, if the effect thereof would render QNB insolvent, as defined. As a practical matter, QNB’s payment of dividends is contingent upon its ability to obtain funding in the form of dividends from the Bank. Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2012, $66,154,000 of retained earnings was available for dividends without prior regulatory approval, subject to the regulatory capital requirements discussed below. QNB paid dividends to its shareholders of $1.04 per share and $1.00 per share in 2012 and 2011, respectively.

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

The minimum regulatory capital ratios are 4.00% for Tier I capital, 8.00% for total risk-based capital and 4.00% for leverage. Under the requirements, at December 31, 2012 and 2011, QNB has a Tier I capital ratio of 12.33% and 11.42%, a total risk-based ratio of 13.60% and 12.71%, and a leverage ratio of 7.96% and 7.61%, respectively. All regulatory capital ratios have improved from December 31, 2011 as the growth rate of Tier I and total risk based capital has exceeded the growth rate of risk-weighted and quarterly average assets.

Continuing to impact risk-weighted assets is the $29,444,000 of risk-weighted assets due to mezzanine tranches of pooled trust preferred securities that were downgraded below investment grade during the first quarter of 2009. Although the amortized cost of these securities was only $3,519,000 at December 31, 2012, regulatory guidance required an additional $25,925,000 to be included in risk-weighted assets. The Bank utilized the method as outlined in the Call Report Instructions for an available-for-sale bond that has not triggered the Low Level Exposure (LLE) rule. The mezzanine tranches of CDOs that utilized this method of risk-weighting are five out of seven pooled trust preferred securities (PreTSLs) held by the Bank as of December 31, 2012. The other two pooled trust preferred securities have only one tranche remaining so the treatment noted above does not apply.

QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $912,000 and $717,000 to capital during 2012 and 2011, respectively.

The Board of Directors has authorized the repurchase of up to 100,000 shares of QNB’s common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of December 31, 2012 and 2011, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There were no shares repurchased under the plan since the first quarter of 2009.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from “well capitalized” to “critically undercapitalized.” At December 31, 2012 and 2011, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the “well-capitalized” criterion which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

Capital Analysis
December 31,	2012	2011
Tier I
Shareholders' equity	$77,623	$70,841
Net unrealized securities gains, net of tax	(4,456)	(4,665)
Total Tier I risk-based capital	73,167	66,176

Tier II
Allowable portion: Allowance for loan losses	7,449	7,270
Unrealized gains on equity securities, net of tax	142	248
Total risk-based capital	$80,758	$73,694
Risk-weighted assets	$593,630	$579,633
Average assets	$919,040	$870,133

Capital Ratios
December 31,	2012	2011
Tier I capital/risk-weighted assets	12.33%	11.42%
Total risk-based capital/risk-weighted assets	13.60%	12.71%
Tier I capital/average assets (leverage ratio)	7.96%	7.61%

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

Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio. QNB’s lending and credit administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the ability to repay debt or the value of pledged collateral. A loan classification and review system exists that identifies those loans with a higher than normal risk of collection. Each commercial loan is assigned a grade based upon an assessment of the borrower’s financial capacity to service the debt and the presence and value of collateral for the loan. An independent loan review group tests risk assessments and evaluates the adequacy of the allowance for loan losses. Management meets monthly to review the credit quality of the loan portfolio and quarterly to review the allowance for loan losses.

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

Stock-Based Compensation

At December 31, 2012, QNB sponsored stock-based compensation plans, administered by a board committee, under which both qualified and nonqualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with ASC 718, Compensation – Stock Compensation. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimates the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined in Item 10 of Regulation S-K, the Company is not required to respond to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements are set forth in this Annual Report on Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm	Page 44
Consolidated Balance Sheets	Page 45
Consolidated Statements of Income	Page 46
Consolidated Statements of Comprehensive Income	Page 47
Consolidated Statements of Shareholders’ Equity	Page 48
Consolidated Statements of Cash Flows	Page 49
Notes to Consolidated Financial Statements	Page 50

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

QNB Corp.

We have audited the accompanying consolidated balance sheets of QNB Corp. and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QNB Corp. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Allentown, Pennsylvania
March 29, 2013

CONSOLIDATED BALANCE SHEETS
	(in thousands, except share data)
December 31,	2012	2011
Assets
Cash and due from banks	$14,859	$9,736
Interest-bearing deposits in banks	594	819
Total cash and cash equivalents	15,453	10,555

Investment securities
Available-for-sale (amortized cost $394,750 and $341,023)	401,502	348,091
Held-to-maturity (fair value $166 and $1,365)	146	1,327
Restricted investment in bank stocks	2,244	1,775
Loans held-for-sale	1,616	935
Loans receivable	477,733	489,936
Allowance for loan losses	(9,772)	(9,241)
Net loans	467,961	480,695
Bank-owned life insurance	10,074	9,728
Premises and equipment, net	8,973	7,604
Accrued interest receivable	2,803	2,990
Other assets	9,102	5,104
Total assets	$919,874	$868,804

Liabilities
Deposits
Demand, non-interest bearing	$73,685	$66,850
Interest-bearing demand	191,335	151,349
Money market	76,047	79,856
Savings	191,337	167,633
Time	173,889	185,785
Time of $100,000 or more	95,345	99,239
Total deposits	801,638	750,712
Short-term borrowings	32,488	24,021
Long-term debt	5,287	20,299
Accrued interest payable	487	789
Other liabilities	2,351	2,142
Total liabilities	842,251	797,963

Shareholders' Equity
Common stock, par value $0.625 per share;
authorized 10,000,000 shares; 3,392,572 shares and 3,338,814
shares issued; 3,228,003 and 3,174,245 shares outstanding	2,121	2,087
Surplus	12,787	11,679
Retained earnings	60,735	54,886
Accumulated other comprehensive income, net of tax	4,456	4,665
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	77,623	70,841
Total liabilities and shareholders' equity	$919,874	$868,804

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
	(in thousands, except share data)
Year ended December 31,	2012	2011
Interest Income
Interest and fees on loans	$24,311	$26,419
Interest and dividends on investment securities:
Taxable	6,183	7,009
Tax-exempt	2,816	2,748
Interest on interest-bearing balances and other interest income	38	41
Total interest income	33,348	36,217

Interest Expense
Interest on deposits
Interest-bearing demand	655	804
Money market	231	317
Savings	1,141	1,184
Time	2,391	2,977
Time of $100,000 or more	1,454	1,637
Interest on short-term borrowings	109	194
Interest on long-term debt	467	978
Total interest expense	6,448	8,091
Net interest income	26,900	28,126
Provision for loan losses	900	2,700
Net interest income after provision for loan losses	26,000	25,426
Non-Interest Income
Total other-than-temporary impairment loss on investment securities	(105)	(97)
Less: Portion of loss recognized in other comprehensive income (before taxes)	-	-
Net other-than temporary impairment losses on investment securities	(105)	(97)
Net gain on sale of investment securities	682	46
Net gain (loss) on investment securities	577	(51)
Fees for services to customers	1,476	1,388
ATM and debit card	1,467	1,409
Bank-owned life insurance	333	372
Merchant	373	321
Net gain on sale of loans	885	352
Other	298	435
Total non-interest income	5,409	4,226
Non-Interest Expense
Salaries and employee benefits	10,403	9,860
Net occupancy	1,630	1,546
Furniture and equipment	1,503	1,308
Marketing	829	736
Third party services	1,508	1,267
Telephone, postage and supplies	614	605
State taxes	647	602
FDIC insurance premiums	695	781
Other	1,796	1,591
Total non-interest expense	19,625	18,296
Income before income taxes	11,784	11,356
Provision for income taxes	2,609	2,476
Net Income	$9,175	$8,880
Earnings Per Share - Basic	$2.87	$2.82
Earnings Per Share - Diluted	$2.86	$2.81

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(in thousands)
Year ended December 31,	2012			2011
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$11,784	$2,609	$9,175	$11,356	$2,476	$8,880
Other comprehensive income:
Net unrealized holding gains on securities:
Unrealized holding gains arising during the period	261	89	172	4,685	1,593	3,092
Reclassification adjustment for (gains) losses included in net income	(577)	(196)	(381)	51	17	34
Other comprehensive (loss) income	(316)	(107)	(209)	4,736	1,610	3,126
Total comprehensive income	$11,468	$2,502	$8,966	$16,092	$4,086	$12,006

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					Accumulated
	Number of				Other
	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share data)	Outstanding	Stock	Surplus	Earnings	Income	Stock	Total
Balance, December 31, 2010	3,129,118	$2,059	$10,811	$49,157	$1,539	$(2,476)	$61,090
Net income	-	-	-	8,880	-	-	8,880
Other comprehensive income, net of tax	-	-	-	-	3,126	-	3,126
Cash dividends declared ($1.00 per share)	-	-	-	(3,151)	-	-	(3,151)
Stock issued in connection with dividend
reinvestment and stock purchase plan	33,832	21	696	-	-	-	717
Stock issued for employee stock purchase plan	3,786	2	69	-	-	-	71
Stock issued for options exercised	7,509	5	12	-	-	-	17
Tax benefit of stock options exercised	-	-	32	-	-	-	32
Stock-based compensation expense	-	-	59	-	-	-	59
Balance, December 31, 2011	3,174,245	$2,087	$11,679	$54,886	$4,665	$(2,476)	$70,841
Net income	-	-	-	9,175	-	-	9,175
Other comprehensive loss, net of tax	-	-	-	-	(209)	-	(209)
Cash dividends declared ($1.04 per share)	-	-	-	(3,326)	-	-	(3,326)
Stock issued in connection with dividend
reinvestment and stock purchase plan	39,986	25	887	-	-	-	912
Stock issued for employee stock purchase plan	4,044	3	79	-	-	-	82
Stock issued for options exercised	9,728	6	47	-	-	-	53
Tax benefit of stock options exercised	-	-	19	-	-	-	19
Stock-based compensation expense	-	-	76	-	-	-	76
Balance, December 31, 2012	3,228,003	$2,121	$12,787	$60,735	$4,456	$(2,476)	$77,623

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	(in thousands)
Year ended December 31,	2012	2011
Operating Activities
Net income	$9,175	$8,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,010	856
Provision for loan losses	900	2,700
Net (gains) losses on investment securities available-for-sale	(577)	51
Net loss on sale of repossessed assets, other real estate owned and premises and equipment	9	38
Net gain on sale of loans	(885)	(352)
Proceeds from sales of residential mortgages held-for-sale	21,039	11,418
Origination of residential mortgages held-for-sale	(20,835)	(11,773)
Income on bank-owned life insurance	(333)	(372)
Stock-based compensation expense	76	59
Deferred income tax benefit	(409)	(198)
Net increase in income taxes payable	16	45
Net decrease (increase) in accrued interest receivable	187	(2)
Amortization of mortgage servicing rights and change in valuation allowance	195	114
Net amortization of premiums and discounts on investment securities	2,122	1,629
Net decrease in accrued interest payable	(302)	(300)
(Increase) decrease in other assets	(3,370)	558
Increase in other liabilities	209	132
Net cash provided by operating activities	8,227	13,483
Investing Activities
Proceeds from payments, maturities and calls of investment securities
available-for-sale	135,580	120,619
held-to-maturity	1,181	1,344
Proceeds from the sale of investment securities
available-for-sale	44,600	45,508
Purchases of investment securities
available-for-sale	(235,452)	(220,602)
Proceeds from redemption of investment in restricted bank stock	139	401
Purchase of restricted bank stock	(608)	-
Net decrease (increase) in loans	10,971	(11,082)
Redemption of bank owned life insurance investment	-	95
Net purchases of premises and equipment	(2,374)	(1,910)
Proceeds from sales of repossessed assets	513	140
Net cash used by investing activities	(45,450)	(65,487)
Financing Activities
Net increase in non-interest bearing deposits	6,835	11,473
Net increase in interest-bearing deposits	44,091	44,262
Net increase (decrease) in short-term borrowings	8,467	(5,765)
Repayments of long-term debt	(15,012)	(9)
Tax benefit from exercise of stock options	19	32
Cash dividends paid, net of reinvestment	(2,997)	(2,893)
Proceeds from issuance of common stock	718	547
Net cash provided by financing activities	42,121	47,647
Increase (decrease) in cash and cash equivalents	4,898	(4,357)
Cash and cash equivalents at beginning of year	10,555	14,912
Cash and cash equivalents at end of year	$15,453	$10,555
Supplemental Cash Flow Disclosures
Interest paid	$6,750	$8,391
Income taxes paid	2,980	2,595
Non-cash transactions
Transfer of loans to repossessed assets or other real estate owned	863	914

The accompanying notes are an integral part of the consolidated financial statements.

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Business

QNB Corp. (the Company), through its wholly-owned subsidiary, QNB Bank (the Bank), has been serving the residents and businesses of Bucks, Lehigh, and Montgomery counties in Pennsylvania since 1877. The Bank is a locally managed community bank that provides a full range of commercial, retail banking and retail brokerage services. The Bank encounters vigorous competition for market share in the communities it serves from bank holding companies, other community banks, thrift institutions, credit unions and other non-bank financial organizations such as mutual fund companies, insurance companies and brokerage companies. The Company manages its business as a single operating segment.

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

Investment Securities

Investment securities that QNB has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported in other comprehensive income or loss, a separate component of shareholders’ equity. Management determines the appropriate classification of securities at the time of purchase. QNB had no trading securities at December 31, 2012 and 2011.

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

Restricted Investment in Bank Stock

Restricted bank stock is comprised of restricted stock of the Federal Home Loan Bank of Pittsburgh (FHLB) in the amount of $2,232,000 and the Atlantic Central Bankers Bank in the amount of $12,000 at December 31, 2012. Federal law requires a member institution of the FHLB to hold stock of its district bank according to a predetermined formula. These restricted securities are carried at cost.

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

Non-Performing Assets

Non-performing assets are comprised of accruing loans past due 90 days or more, non-accrual loans and investment securities, restructured loans, other real estate owned and repossessed assets. Non-accrual loans and investment securities are those on which the accrual of interest has ceased. Loans and indirect lease financing loans are placed on non-accrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. Interest accrued, but not collected at the date a loan is placed on non-accrual status, is reversed and charged against interest income. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of the ultimate collectability of principal and interest. Loans are returned to an accrual status when the borrower’s ability to make periodic principal and interest payments has returned to normal (i.e. brought current with respect to principal or interest or restructured) and the paying capacity of the borrower and/or the underlying collateral is deemed sufficient to cover principal and interest.

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

Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio. QNB’s lending and credit administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the ability to repay debt or the value of pledged collateral. A loan classification and review system exists that identifies those loans with a higher than normal risk of collection. Each commercial loan is assigned a grade based upon an assessment of the borrower’s financial capacity to service the debt and the presence and value of collateral for the loan. An independent loan review group tests risk assessments and evaluates the adequacy of the allowance for loan losses. Management meets monthly to review the credit quality of the loan portfolio and quarterly to review the allowance for loan losses.

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. At December 31, 2012 and 2011, the Company had foreclosed assets of $1,161,000 and $826,000, respectively. These amounts are included in other assets on the balance sheet.

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

The Company follows the accounting guidance for postretirement benefit aspects of endorsement split-dollar life insurance arrangements which applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance policies. It requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. The expense recorded during 2012 and 2011 was approximately $19,000 and $31,000, respectively, and is included in non-interest expense under salaries and benefits expense.

Stock-Based Compensation

At December 31, 2012, QNB sponsored stock-based compensation plans, administered by a Board committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with The FASB Accounting Standards Codification (ASC) 718, Compensation - Stock Compensation. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

Stock-based compensation expense was approximately $76,000 and $59,000 for the years ended December 31, 2012 and 2011, respectively. There was no tax benefit recognized related to this compensation for the years ended December 31, 2012 and 2011.

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

Year ended December 31,	2012	2011
Risk free interest rate	0.39%	1.84%
Dividend yield	4.68	4.96
Volatility	33.8	30.0
Expected life (years)	5	5

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The weighted average fair value per share of options granted during 2012 and 2011 was $3.81 and $3.31, respectively.

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

In connection with the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions, QNB has evaluated its tax positions as of December 31, 2012. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has more than a 50 percent likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more-likely-than-not” threshold guidelines, QNB believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2012, QNB had no material unrecognized tax benefits or accrued interest and penalties. QNB’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company and its subsidiary are subject to U.S. Federal income tax as well as income tax of the Commonwealth of Pennsylvania. QNB is no longer subject to examination by U.S. Federal or State taxing authorities for years before 2009.

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

Subsequent Events

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2012 for items that should potentially be recognized or disclosed in these financial statements.

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

In May 2011, the FASB issued ASU 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholders’ equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. This ASU is effective for the Company for interim and annual periods beginning after December 15, 2011. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements. The additional disclosures are included in Note 17 of the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 Presentation of Comprehensive Income. The provisions of this ASU amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholders’ equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate statements of net income and other comprehensive income. Under previous GAAP, all three presentations were acceptable. Regardless of the presentation selected, the reporting entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for the Company for fiscal years and interim periods beginning after December 31, 2011. QNB has included a separate statement of comprehensive income in these consolidated financial statements to address the new required presentation.

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

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Earnings Per Share and Share Repurchase Plan

The following table sets forth the computation of basic and diluted earnings per share:

Year ended December 31,	2012	2011
Numerator for basic and diluted earnings per share - net income	$9,175	$8,880
Denominator for basic earnings per share - weighted average shares outstanding	3,197,204	3,149,752
Effect of dilutive securities - employee stock options	12,653	13,996
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,209,857	3,163,748
Earnings per share - basic	$2.87	$2.82
Earnings per share - diluted	$2.86	$2.81

There were 51,600 and 61,350 stock options that were anti-dilutive as of December 31, 2012 and 2011, respectively. These stock options were not included in the above calculation.

On January 24, 2008, QNB announced that the Board of Directors authorized the repurchase of up to 50,000 shares of its common stock in open market or privately negotiated transactions. On February 9, 2009, the Board of Directors approved increasing the authorization to 100,000 shares. The repurchase authorization does not bear a termination date. There were no shares repurchased during the years ended December 31, 2012 or 2011. As of December 31, 2012 and 2011, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

Note 3 – Cash and Cash Equivalents

Included in cash and cash equivalents are reserves in the form of deposits with the Federal Reserve Bank of Philadelphia of $0 and $225,000 as of December 31, 2012 and 2011, respectively.

Note 4 - Investment Securities

Available-For-Sale

The amortized cost and estimated fair values of investment securities available-for-sale at December 31, 2012 and December 31, 2011 were as follows:

December 31, 2012
		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
	value	gains	losses	cost
U.S. Government agency securities	$104,130	$750	$19	$103,399
State and municipal securities	86,789	3,141	91	83,739
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	107,973	3,169	33	104,837
Collateralized mortgage obligations (CMOs)	94,091	1,188	155	93,058
Pooled trust preferred securities	1,962	51	1,608	3,519
Corporate debt securities	2,502	44	-	2,458
Equity securities	4,055	402	87	3,740
Total investment securities available-for-sale	$401,502	$8,745	$1,993	$394,750

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities (continued)

December 31, 2011
		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
	value	gains	losses	cost
U.S. Government agency securities	$68,493	$635	$5	$67,863
State and municipal securities	78,786	2,861	6	75,931
U.S. Government agencies and sponsored enterprises (GSEs)
Mortgage-backed securities	113,243	3,169	16	110,090
Collateralized mortgage obligations (CMOs)	79,345	1,577	27	77,795
Pooled trust preferred securities	1,929	12	1,723	3,640
Corporate debt securities	2,495	44	4	2,455
Equity securities	3,800	610	59	3,249
Total investment securities available-for-sale	$348,091	$8,908	$1,840	$341,023

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at December 31, 2012 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and state and municipal securities which are based on pre-refunded date, if applicable.

		Amortized
December 31, 2012	Fair value	cost
Due in one year or less	$13,392	$13,199
Due after one year through five years	243,491	238,452
Due after five years through ten years	88,435	87,553
Due after ten years	52,129	51,806
Equity securities	4,055	3,740
Total investment securities available-for-sale	$401,502	$394,750

Proceeds from sales of investment securities available-for-sale were $44,600,000 and $45,508,000 for the years ended December 31, 2012 and 2011, respectively.

The following table presents information related to the Company’s gains and losses on the sales of equity and debt securities, and losses recognized for the other-than-temporary impairment (OTTI) of these investments. Gains and losses on available-for-sale securities are computed on the specific identification method and included in non-interest income.

December 31,	2012				2011
			Other-than-				Other-than-
	Gross	Gross	temporary		Gross	Gross	temporary
	realized	realized	impairment		realized	realized	impairment	Net gains
	gains	losses	losses	Net gains	gains	losses	losses	(losses)
Equity securities	$556	$-	$(105)	$451	$140	$-	$(97)	$43
Debt securities	287	(161)	-	126	342	(436)	-	(94)
Total	$843	$(161)	$(105)	$577	$482	$(436)	$(97)	$(51)

The tax expense applicable to the net realized gains was $196,000 for the year ended December 31, 2012. The tax benefit applicable to the net realized losses for the year ended December 31, 2011 was $17,000.

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities (continued)

There were no other-than-temporary impairment charges recognized for debt securities still held by QNB for the years ended December 31, 2012 and 2011.

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

The following table presents a rollforward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the year. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized in 2012 or 2011. The following table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Year ended December 31,	2012	2011
Balance, beginning of period	$1,279	$1,279
Reductions: gain on payoff	(8)	-
Additions:
Initial credit impairments	-	-
Subsequent credit impairments	-	-
Balance, end of period	$1,271	$1,279

Held-To-Maturity

The amortized cost and estimated fair values of investment securities held-to-maturity at December 31, 2012 and December 31, 2011 were as follows:

December 31,	2012				2011
		Gross	Gross			Gross	Gross
		unrealized	unrealized			unrealized	unrealized
	Amortized	holding	holding	Fair	Amortized	holding	holding	Fair
	cost	gains	losses	value	cost	gains	losses	value
State and municipal securities	$146	$20	-	$166	$1,327	$38	-	$1,365

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities (continued)

The amortized cost and estimated fair value of securities held-to-maturity by contractual maturity at December 31, 2012 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Amortized
December 31, 2012	Fair value	cost
Due in one year or less	-	-
Due after one year through five years	$166	$146
Due after five years through ten years	-	-
Due after ten years	-	-
Total investment securities held-to-maturity	$166	$146

There were no sales of investment securities classified as held-to-maturity during 2012 or 2011.

At December 31, 2012 and December 31, 2011, investment securities available-for-sale totaling $170,433,000 and $158,189,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

Securities that have been in a continuous unrealized loss position are as follows:

December 31, 2012
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency securities	4	$3,992	$19	-	-	$3,992	$19
State and municipal securities	15	6,472	91	-	-	6,472	91
Mortgage-backed securities	9	13,439	33	-	-	13,439	33
Collateralized mortgage obligations (CMOs)	19	28,396	155			28,396	155
Pooled trust preferred securities	5	-	-	1,609	1,608	1,609	1,608
Equity securities	7	587	45	272	42	859	87
Total	59	$52,886	$343	$1,881	$1,650	$54,767	$1,993

December 31, 2011
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency securities	6	$6,995	$5	-	-	$6,995	$5
State and municipal securities	5	1,772	5	$302	$1	2,074	6
Mortgage-backed securities	4	7,531	16	-	-	7,531	16
Collateralized mortgage obligations (CMOs)	6	7,270	27	-	-	7,270	27
Pooled trust preferred securities	5	-	-	1,495	1,723	1,495	1,723
Corporate debt securities	2	2,000	4	-	-	2,000	4
Equity securities	8	490	44	324	15	814	59
Total	36	$26,058	$101	$2,121	$1,739	$28,179	$1,840

Management evaluates debt securities, which are comprised of U.S. Government Agencies, state and municipalities, mortgage-backed securities, CMOs and other issuers, for OTTI and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at December 31, 2012 in U.S. Government securities, state and municipal securities, mortgage-backed securities, CMOs, and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. QNB has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds seven pooled trust preferred securities as of December 31, 2012. These securities have a total amortized cost of $3,519,000 and a fair value of $1,962,000. Five of the seven securities have been in an unrealized loss position for more than twelve months. All of the pooled trust preferred securities are available-for-sale securities and are carried at fair value.

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities (continued)

The following table provides additional information related to pooled trust preferred securities (PreTSLs) as of December 31, 2012:

Deal	Class	Book value	Fair value	Unreal-ized gains (losses)	Realized OTTI credit loss (YTD 2012)	Total recognized OTTI credit loss	Moody's /Fitch ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine*	$243	$205	$(38)	$-	$(1)	Caa2/CCC	4	-	27.1%	124.8%
PreTSL V	Mezzanine*	-	-	-	-	(118)	C/D	-	-	100.0	12.3
PreTSL XVII	Mezzanine	752	399	(353)	-	(222)	C/C	30	5	37.6	76.4
PreTSL XIX	Mezzanine	988	415	(573)	-	-	C/C	34	13	26.1	77.8
PreTSL XXV	Mezzanine	766	335	(431)	-	(222)	C/C	42	7	34.3	77.2
PreTSL XXVI	Mezzanine	469	256	(213)	-	(270)	C/C	37	10	29.1	83.3
PreTSL XXVI	Mezzanine	301	352	51	-	(438)	C/C	37	10	29.1	83.3
		$3,519	$1,962	$(1,557)	$-	$(1,271)

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

The market for these securities at December 31, 2012 is not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and the market values for these securities (and any securities other than those issued or guaranteed by U.S. Government agencies) are depressed relative to historical levels. In today’s market, a low market price for a particular bond may only provide evidence of a recent widening of corporate spreads in general versus being an indicator of credit problems with a particular issuer. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. As illustrated in the previous table, these securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities.

On a quarterly basis we evaluate our debt securities for OTTI, which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit-related portion and a non-credit related portion of OTTI are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. For the year ended December 31, 2012, no other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows:

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

Based upon the analysis performed by management as of December 31, 2012, it is probable that we will collect all contractual principal and interest payments on one of our seven pooled trust preferred securities, PreTSL XIX. The expected principal shortfall on the remaining pooled trust preferred securities has resulted in credit related other-than-temporary impairment charges in previous years. All of these pooled trust preferred securities held by QNB could be subject to additional writedowns in the future if additional deferrals and defaults occur.

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses

Major classes of loans are as follows:

December 31,	2012	2011
Commercial:
Commercial and industrial	$100,063	$96,163
Construction	11,061	15,959
Secured by commercial real estate	192,867	195,813
Secured by residential real estate	41,003	45,070
State and political subdivisions	34,256	35,127
Loans to depository institutions	3,250	4,515
Indirect lease financing	9,685	11,928
Retail:
1-4 family residential mortgages	28,733	25,518
Home equity loans and lines	54,860	57,579
Consumer	2,012	2,308
Total loans	477,790	489,980
Net unearned fees	(57)	(44)
Loans receivable	$477,733	$489,936

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At December 31, 2012 and 2011, overdrafts were $103,000 and $91,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at December 31, 2012, there were no concentrations of loans exceeding 10% of total loans.

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

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2012 and 2011:

December 31, 2012	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$88,427	$3,843	$7,763	$30	$100,063
Construction	5,558	1,513	3,990	-	11,061
Secured by commercial real estate	157,678	7,493	27,696	-	192,867
Secured by residential real estate	36,078	1,199	3,726	-	41,003
State and political subdivisions	32,303	-	1,953	-	34,256
Loans to depository institutions	3,250	-	-	-	3,250
Indirect lease financing	9,329	-	356	-	9,685
	$332,623	$14,048	$45,484	$30	$392,185

December 31, 2011	Pass	Special |mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$83,477	$2,313	$10,332	$41	$96,163
Construction	6,608	3,067	6,284	-	15,959
Secured by commercial real estate	152,637	9,323	33,402	451	195,813
Secured by residential real estate	39,657	1,220	4,193	-	45,070
State and political subdivisions	32,928	2,013	186	-	35,127
Loans to depository institutions	4,515	-	-	-	4,515
Indirect lease financing	11,548	-	380	-	11,928
	$331,370	$17,936	$54,777	$492	$404,575

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of December 31, 2012 and 2011:

December 31, 2012	Performing	Non- performing	Total
Retail:
1-4 family residential mortgages	$28,398	$335	$28,733
Home equity loans and lines	54,514	346	54,860
Consumer	2,012	-	2,012
	$84,924	$681	$85,605

December 31, 2011	Performing	Non- performing	Total
Retail:
1-4 family residential mortgages	$25,003	$515	$25,518
Home equity loans and lines	57,211	368	57,579
Consumer	2,308	-	2,308
	$84,522	$883	$85,405

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2012 and 2011:

December 31, 2012	30-59 days past due	60-89 days past due	>90 days past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$76	-	-	$76	$99,987	$100,063
Construction	-	-	-	-	11,061	11,061
Secured by commercial real estate	407	$1,460	$3,097	4,964	187,903	192,867
Secured by residential real estate	44	523	293	860	40,143	41,003
State and political subdivisions	71	1	-	72	34,184	34,256
Loans to depository institutions	-	-	-	-	3,250	3,250
Indirect lease financing	344	80	35	459	9,226	9,685
Retail:
1-4 family residential mortgages	-	197	-	197	28,536	28,733
Home equity loans and lines	152	153	197	502	54,358	54,860
Consumer	33	11	-	44	1,968	2,012
	$1,127	$2,425	$3,622	$7,174	$470,616	$477,790

December 31, 2011	30-59 days past due	60-89 days past due	>90 days past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$113	-	-	$113	$96,050	$96,163
Construction	1,436	-	-	1,436	14,523	15,959
Secured by commercial real estate	1,857	$1,699	$1,017	4,573	191,240	195,813
Secured by residential real estate	778	70	395	1,243	43,827	45,070
State and political subdivisions	50	-	44	94	35,033	35,127
Loans to depository institutions	-	-	-	-	4,515	4,515
Indirect lease financing	353	146	123	622	11,306	11,928
Retail:
1-4 family residential mortgages	200	166	-	366	25,152	25,518
Home equity loans and lines	158	66	190	414	57,165	57,579
Consumer	14	-	-	14	2,294	2,308
	$4,959	$2,147	$1,769	$8,875	$481,105	$489,980

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due more than 90 days and still accruing interest as of December 31, 2012 and 2011:

December 31, 2012	>90 days past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$-	$6,174
Construction	-	2,480
Secured by commercial real estate	-	6,748
Secured by residential real estate	-	2,390
State and political subdivisions	-	1
Loans to depository institutions	-	-
Indirect lease financing	-	98
Retail:
1-4 family residential mortgages	-	335
Home equity loans and lines	-	346
Consumer	-	-
	$-	$18,572

December 31, 2011	>90 days past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	-	$5,410
Construction	-	3,474
Secured by commercial real estate	$286	7,547
Secured by residential real estate	-	1,158
State and political subdivisions	40	4
Loans to depository institutions	-	-
Indirect lease financing	54	121
Retail:
1-4 family residential mortgages		515
Home equity loans and lines	-	368
Consumer	-	-
	$380	$18,597

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

Activity in the allowance for loan losses for the years ended December 31, 2012 and 2011 are as follows:

Year ended December 31, 2012	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,959	$(429)	$(101)	$76	$2,505
Construction	556	(347)	-	-	209
Secured by commercial real estate	3,124	680	(85)	76	3,795
Secured by residential real estate	746	595	(111)	-	1,230
State and political subdivisions	195	65	-	-	260
Loans to depository institutions	20	(5)	-	-	15
Indirect lease financing	312	(95)	(85)	36	168
Retail:
1-4 family residential mortgages	249	94	(21)	2	324
Home equity loans and lines	625	59	(114)	12	582
Consumer	20	61	(64)	10	27
Unallocated	435	222	N/A	N/A	657
	$9,241	$900	$(581)	$212	$9,772

Year ended December 31, 2011	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,136	$1,533	$(732)	$22	$2,959
Construction	633	557	(634)	-	556
Secured by commercial real estate	3,875	177	(941)	13	3,124
Secured by residential real estate	676	124	(54)	-	746
State and political subdivisions	108	87	-	-	195
Loans to depository institutions	-	20	-	-	20
Indirect lease financing	496	(182)	(43)	41	312
Retail:
1-4 family residential mortgages	212	37	-	-	249
Home equity loans and lines	646	52	(77)	4	625
Consumer	32	1	(26)	13	20
Unallocated	141	294	N/A	N/A	435
	$8,955	$2,700	$(2,507)	$93	$9,241

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $2,578,000 and $2,413,000 as of December 31, 2012 and December 31, 2011, respectively. Non-performing TDRs totaled $3,299,000 and $2,437,000 as of December 31, 2012 and December 31, 2011, respectively. All TDRs are included in impaired loans.

The following table presents loans, by loan class, modified as TDRs during the years ended December 31, 2012 and 2011. The pre-modification and post-modification outstanding recorded investments disclosed in the table below, represent carrying amounts immediately prior to the modification of the loan.

Year ended December 31,	2012			2011
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial:
Commercial and industrial	2	$491	$426	1	$29	$26
Secured by commercial real estate	1	2,380	2,311	5	736	684
Secured by residential real estate	10	564	554	2	168	166
Retail:
1-4 family residential mortgages	1	145	137	1	125	125
Home equity loans and lines	1	38	37	-	-	-
	15	$3,618	$3,465	9	$1,058	$1,001

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

The majority of the TDR concessions made during the year ended December 31, 2012 involved a period of interest only. The specific reserve for loan losses allocated to loans modified as TDRs at December 31, 2012 and 2011 totaled $385,000 and $161,000, respectively. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment. There were no charge-offs resulting from loans modified as TDRs during the years ended December 31, 2012 or 2011.

The following table presents loans modified as TDRs within the previous 12 months from December 31, 2012 and 2011, for which there was a payment default (past due 90 days or more and still accruing or on non-accrual) during the respective year end:

Year ended December 31,	2012		2011
TDRs Subsequently Defaulted	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Commercial:
Commercial and industrial	1	$387	1	$26
Secured by commercial real estate	-	-	2	441
Secured by residential real estate	10	554	2	166
	11	$941	5	$633

The following tables present the balance in the allowance of loan losses disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
December 31, 2012	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,505	$1,309	$1,196	$100,063	$7,753	$92,310
Construction	209	-	209	11,061	3,990	7,071
Secured by commercial real estate	3,795	619	3,176	192,867	14,931	177,936
Secured by residential real estate	1,230	543	687	41,003	2,843	38,160
State and political subdivisions	260	-	260	34,256	1,849	32,407
Loans to depository institutions	15	-	15	3,250	-	3,250
Indirect lease financing	168	13	155	9,685	98	9,587
Retail:
1-4 family residential mortgages	324	90	234	28,733	456	28,277
Home equity loans and lines	582	127	455	54,860	384	54,476
Consumer	27	-	27	2,012	-	2,012
Unallocated	657	N/A	N/A	N/A	N/A	N/A
	$9,772	$2,701	$6,414	$477,790	$32,304	$445,486

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

	Allowance for Loan Losses			Loans Receivable
December 31, 2011	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,959	$1,444	$1,515	$96,163	$8,088	$88,075
Construction	556	65	491	15,959	4,663	11,296
Secured by commercial real estate	3,124	181	2,943	195,813	13,579	182,234
Secured by residential real estate	746	211	535	45,070	2,567	42,503
State and political subdivisions	195	2	193	35,127	4	35,123
Loans to depository institutions	20	-	20	4,515	-	4,515
Indirect lease financing	312	18	294	11,928	121	11,807
Retail:
1-4 family residential mortgages	249	81	168	25,518	640	24,878
Home equity loans and lines	625	63	562	57,579	706	56,873
Consumer	20	-	20	2,308	-	2,308
Unallocated	435	N/A	N/A	N/A	N/A	N/A
	$9,241	$2,065	$6,741	$489,980	$30,368	$459,612

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

The following tables summarize additional information in regards to impaired loans by loan portfolio class as of December 31, 2012 and 2011:

December 31, 2012	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
With no specific allowance recorded:
Commercial:
Commercial and industrial	$5,241	$5,477	$-
Construction	3,990	4,170	-
Secured by commercial real estate	11,392	12,128	-
Secured by residential real estate	897	912	-
State and political subdivisions	1,849	1,850	-
Loans to depository institutions	-	-	-
Indirect lease financing	37	44	-
Retail:
1-4 family residential mortgages	181	198	-
Home equity loans and lines	184	196	-
Consumer	-	-	-
	$23,771	$24,975	$-

With an allowance recorded:
Commercial:
Commercial and industrial	$2,512	$2,687	$1,309
Construction	-	-	-
Secured by commercial real estate	3,539	4,023	619
Secured by residential real estate	1,946	2,024	543
State and political subdivisions	-	-	-
Loans to depository institutions	-	-	-
Indirect lease financing	61	67	13
Retail:
1-4 family residential mortgages	275	287	90
Home equity loans and lines	200	214	127
Consumer	-	-	-
	$8,533	$9,302	$2,701

Total:
Commercial:
Commercial and industrial	$7,753	$8,164	$1,309	$7,657	$74
Construction	3,990	4,170	-	4,972	111
Secured by commercial real estate	14,931	16,151	619	14,883	541
Secured by residential real estate	2,843	2,936	543	2,439	47
State and political subdivisions	1,849	1,850	-	1,478	64
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	98	111	13	86	-
Retail:
1-4 family residential mortgages	456	485	90	518	5
Home equity loans and lines	384	410	127	510	5
Consumer	-	-	-	-	-
	$32,304	$34,277	$2,701	$32,543	$847

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

December 31, 2011	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
With no specific allowance recorded:
Commercial:
Commercial and industrial	$4,923	$5,580	$-
Construction	4,016	4,047	-
Secured by commercial real estate	10,400	10,841	-
Secured by residential real estate	1,598	1,603	-
State and political subdivisions	-	-	-
Loans to depository institutions	-	-	-
Indirect lease financing	47	71	-
Retail:
1-4 family residential mortgages	352	384	-
Home equity loans and lines	486	492	-
Consumer	-	-	-
	$21,822	$23,018	$-

With an allowance recorded:
Commercial:
Commercial and industrial	$3,165	$3,231	$1,444
Construction	647	654	65
Secured by commercial real estate	3,179	3,779	181
Secured by residential real estate	969	985	211
State and political subdivisions	4	5	2
Loans to depository institutions	-	-	-
Indirect lease financing	74	84	18
Retail:
1-4 family residential mortgages	288	293	81
Home equity loans and lines	220	224	63
Consumer	-	-	-
	$8,546	$9,255	$2,065

Total:
Commercial:
Commercial and industrial	$8,088	$8,811	$1,444	$8,253	$251
Construction	4,663	4,701	65	3,265	75
Secured by commercial real estate	13,579	14,620	181	13,466	501
Secured by residential real estate	2,567	2,588	211	1,976	80
State and political subdivisions	4	5	2	-	-
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	121	155	18	205	3
Retail:
1-4 family residential mortgages	640	677	81	496	-
Home equity loans and lines	706	716	63	1,433	69
Consumer	-	-	-	-	-
	$30,368	$32,273	$2,065	$29,094	$979

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Premises and Equipment

Premises and equipment, stated at cost less accumulated depreciation and amortization, are summarized below:

December 31,	2012	2011
Land and buildings	$9,537	$8,368
Furniture and equipment	11,352	10,761
Leasehold improvements	2,304	2,256
Book value	23,193	21,385
Accumulated depreciation and amortization	(14,220)	(13,781)
Net book value	$8,973	$7,604

Depreciation and amortization expense on premises and equipment amounted to $1,010,000 and $856,000 for the years ended December 31, 2012 and 2011, respectively.

Note 7 – Intangible Assets and Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $77,654,000 and $77,077,000 at December 31, 2012 and 2011, respectively.

The following table reflects the activity of mortgage servicing rights for the periods indicated:

Year ended December 31,	2012	2011
Balance at beginning of year	$490	$504
Mortgage servicing rights capitalized	153	100
Mortgage servicing rights amortized	(142)	(114)
Fair market value adjustments	(53)	-
Balance at end of year	$448	$490

The balance of these mortgage servicing rights are included in other assets at December 31, 2012 and 2011. The fair value of these rights was $464,000 and $542,000, respectively. The fair value of servicing rights was determined using discount rates ranging from 10% to 11% for 2012 and 9% to 11% for 2011.

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

2013	$109
2014	83
2015	63
2016	47
2017	36

Note 8 - Time Deposits

The aggregate amount of time deposits, including deposits in denominations of $100,000 or more, was $269,234,000 and $285,024,000 at December 31, 2012 and 2011, respectively.

At December 31, 2012, the scheduled maturities of time deposits were as follows:

2013	$157,796
2014	34,211
2015	27,349
2016	34,055
2017	15,823
Thereafter	-
Total time deposits	$269,234

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Short-Term Borrowings

December 31,	Securities sold under agreements to repurchase (a)	Other short-term borrowings (b)
2012
Balance	$27,988	$4,500
Maximum indebtedness at any month end	27,988	13,223
Daily average indebtedness outstanding	23,793	1,054
Average rate paid for the year	0.44%	0.34%
Average rate on period-end borrowings	0.37	0.25
2011
Balance	$24,021	-
Maximum indebtedness at any month end	31,248	$600
Daily average indebtedness outstanding	25,319	488
Average rate paid for the year	0.77%	0.01%
Average rate on period-end borrowings	0.52	-

(a)	Securities sold under agreements to repurchase mature overnight. The repurchase agreements were collateralized by U.S. Government mortgage-backed securities and CMOs with an amortized cost of $36,886,000 and $30,595,000 and a fair value of $37,915,000 and $31,755,000 at December 31, 2012 and 2011, respectively. These securities are held in safekeeping at the Federal Reserve Bank of Philadelphia.
(b)	Other short-term borrowings include Federal funds purchased, overnight borrowings from the FHLB and Treasury tax and loan notes.

The Bank has two unsecured Federal funds lines granted by correspondent banks totaling $18,000,000. Federal funds purchased under these lines were $0 at both December 31, 2012 and 2011.

Note 10 - Long-Term Debt

Under terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. QNB’s FHLB stock of $2,232,000 and $1,763,000 at December 31, 2012 and 2011, respectively, is also pledged to secure these advances.

QNB has a maximum borrowing capacity with the FHLB of approximately $216,838,000. At December 31, 2012, QNB had $4,500,000 in borrowings outstanding with the FHLB reported in Note 9 as other short-term borrowings. QNB had no borrowings outstanding with the FHLB at December 31, 2011.

Repurchase agreements are treated as financings with the obligations to repurchase securities sold reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains recorded as an asset, although the securities underlying the agreements are delivered to the broker who arranged the transactions. The broker/dealer who participated with the Company in these agreements is PNC Bank. Securities underlying sales of securities under repurchase agreements consisted of municipal securities that had an amortized cost of $5,864,000 and a fair value of $6,204,000 at December 31, 2012.

	2012			2011
Maturity date	Balance		Weighted average rate	Balance		Weighted average rate
2012				$15,000		4.75%
2014	$5,000	[1]	4.77%	5,000	[1]	4.77
Total	$5,000		4.77%	$20,000		4.76%

1 $2,500,000 callable beginning 4/17/10, $2,500,000 callable beginning 4/17/12

Long term debt at December 31, 2012 and 2011 also included secured borrowings of $287,000 and $299,000, respectively.

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Income Taxes

The components of the provision for income taxes are as follows:

Year ended December 31,	2012	2011
Current Federal income taxes	$3,018	$2,674
Deferred Federal income taxes	(409)	(198)
Net provision	$2,609	$2,476

At December 31, 2012 and 2011, the tax effects of temporary differences that represent the significant portion of deferred tax assets and liabilities are as follows:

December 31,	2012	2011
Deferred tax assets
Allowance for loan losses	$3,322	$3,142
Impaired securities	632	621
Capital loss carryover	-	80
Non-credit OTTI on investment securities available-for-sale	335	394
Deposit premium	-	10
Non-accrual interest income	426	167
OREO expenses and writedowns	58	31
Deferred rent	45	35
Deferred revenue	40	-
Incurred but not reported (IBNR) medical expense	20	-
Other	26	24
Total deferred tax assets	4,904	4,504
Deferred tax liabilities
Depreciation	258	203
Mortgage servicing rights	152	167
Net unrealized holding gains on investment securities available-for-sale	2,630	2,797
Prepaid expenses	185	175
Other	2	2
Total deferred tax liabilities	3,227	3,344
Net deferred tax asset	$1,677	$1,160

The ability to realize deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes it is more likely than not that QNB will realize the benefits of the above deferred tax assets. The net deferred tax asset is included in other assets on the consolidated balance sheet.

A reconciliation of the tax provision on income before taxes computed at the statutory rate of 34% and the actual tax provision was as follows:

Year ended December 31,	2012		2011
	Dollar	%	Dollar	%
Provision at statutory rate	$4,007	34.0%	$3,861	34.0%
Tax-exempt interest and dividend income	(1,341)	(11.4)	(1,313)	(11.6)
Bank-owned life insurance	(113)	(1.0)	(116)	(1.0)
Life insurance proceeds	-	-	(11)	(0.1)
Stock-based compensation expense	25	0.2	20	0.2
Other	31	0.3	35	0.3
Total provision	$2,609	22.1%	$2,476	21.8%

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Employee Benefit Plans

The QNB Bank Retirement Savings Plan provides for elective employee contributions up to the maximum allowed by the IRS and a matching company contribution limited to three percent. In addition, the plan provides for safe harbor non-elective contributions of five percent of total compensation by QNB. QNB contributed a matching contribution of approximately $184,000 and $169,000 for the years ended December 31, 2012 and 2011, respectively, and a safe harbor contribution of approximately $371,000 for 2012 and $345,000 for 2011.

QNB’s Employee Stock Purchase Plans (the Plans) offer eligible employees an opportunity to purchase shares of QNB Corp. common stock at a ten percent discount from the lesser of fair market value on the first or last day of each offering period (as defined by the Plan). The 2006 Plan authorized the issuance of 20,000 shares. As of December 31, 2012, 19,591 shares were issued under the 2006 Plan. The 2006 Plan expired May 31, 2011. At the 2011 Annual Meeting, shareholders approved the 2011 Employee Stock Purchase Plan (the 2011 Plan), which authorizes the issuance of 30,000 shares. As of December 31, 2012, 5,859 shares were issued under the 2011 Plan. The 2011 Plan expires May 31, 2016.

Shares issued pursuant to the Plan were as follows:

Year ended December 31,	2012	2011
Shares	4,044	3,786
Price per share	$19.44 and $20.88	$18.23 and $19.44

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

The 1998 Plan authorizes the issuance of 220,500 shares. The time period by which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest after a three-year period. As of December 31, 2012, there were 225,058 options granted, 28,444 options forfeited, 146,114 options exercised and 50,500 options outstanding under this Plan. The 1998 Plan expired March 10, 2008.

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan except the options expire five years after the grant date. As of December 31, 2012, there were 123,200 options granted, 44,400 options forfeited, 1,075 options exercised and 77,725 options outstanding under this Plan. The 2005 Plan expires March 15, 2015.

As of December 31, 2012, there was approximately $77,000 of unrecognized compensation cost related to unvested stock option awards granted. That cost is expected to be recognized over the next 25 months.

Stock option activity during 2012 and 2011 was as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2010	170,515	$21.60
Exercised	(18,940)	14.12
Forfeited	(14,800)	26.00
Granted	19,500	20.27
Outstanding at December 31, 2011	156,275	21.93
Exercised	(32,775)	17.53
Forfeited	(15,275)	23.95
Granted	20,000	21.35
Outstanding at December 31, 2012	128,225	$22.72	1.87	$372
Exercisable at December 31, 2012	73,475	$24.84	0.89	$176

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Stock Option Plan (continued)

As of December 31, 2012, outstanding stock options consist of the following:

	Options outstanding	Exercise price	Remaining life (in years)	Options exercisable	Exercise price
	12,650	$17.15	1.05	12,650	$17.15
	13,750	17.25	2.13	-	-
	3,000	19.76	2.69	-	-
	36,900	20.00	1.38	20,700	20.00
	10,325	21.00	0.04	10,325	21.00
	19,300	21.35	4.07	-	-
	2,500	22.11	3.66	-	-
	14,800	32.35	2.05	14,800	32.35
	15,000	33.25	1.32	15,000	33.25
Outstanding at December 31, 2012	128,225	$22.72	1.87	73,475	$24.84

The tax benefits and intrinsic value related to total stock options exercised during 2012 and 2011 are as follows:

	2012	2011
Tax benefits related to stock options exercised	$19	$32
Intrinsic value of stock options exercised	166	148

Note 14 - Related Party Transactions

The following table presents activity in the amounts due from directors, principal officers, and their related interests. All of these transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. Also, they did not involve a more than normal risk of collectability or present any other unfavorable features.

Balance, December 31, 2011	$4,008
New Loans	4,836
Repayments	(6,378)
Balance, December 31, 2012	$2,466

In previous years, QNB allowed its directors to defer a portion of their compensation. The amount of deferred compensation accrued as of December 31, 2012 and 2011, was $2,000 and $27,000, respectively.

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

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Commitments and Contingencies (continued)

A summary of the Bank's financial instrument commitments is as follows:

December 31,	2012	2011
Commitments to extend credit and unused lines of credit	$138,425	$122,899
Standby letters of credit	5,332	6,467
Total financial instrument commitments	$143,757	$129,366

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2012 and 2011 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include renewal options as well as specific provisions relating to rent increases. The minimum annual rental commitments under these leases outstanding at December 31, 2012 are as follows:

Minimum lease payments
2013	$459
2014	459
2015	462
2016	453
2017	405
Thereafter	3,979
Total	$6,217

The leases contain renewal options to extend the initial terms of the lease from one to ten years. With the exception of the renewals for a land lease related to a permanent branch site and a renewal for a retail branch location with a renewal in 2014, the commitment for such renewals is not included above. Rent expense under leases, which includes common area maintenance costs not included in the minimum lease payments above, for the years ended December 31, 2012 and 2011, was $628,000 and $566,000, respectively.

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Accumulated Other Comprehensive Income

The following shows the components of accumulated other comprehensive income during the periods ended December 31, 2012 and 2011:

Year ended December 31,	2012	2011
Unrealized net holding gains on available-for-sale securities	$7,736	$8,227
Unrealized losses on available-for-sale securities for which a portion of an other-than- temporary impairment loss has been recognized in earnings	(984)	(1,159)
Accumulated other comprehensive income	6,752	7,068
Tax effect	(2,296)	(2,403)
Accumulated other comprehensive income, net of tax	$4,456	$4,665

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

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Government agency securities	-	$104,130	-	$104,130
State and municipal securities	-	86,789	-	86,789
U.S. Government agencies and sponsored enterprises (GSEs)
Mortgage-backed securities	-	107,973	-	107,973
Collateralized mortgage obligations (CMOs)	-	94,091	-	94,091
Pooled trust preferred securities	-	-	$1,962	1,962
Corporate debt securities	-	2,502	-	2,502
Equity securities	$4,055	-	-	4,055
Total securities available-for-sale	$4,055	$395,485	$1,962	$401,502
Total recurring fair value measurements	$4,055	$395,485	$1,962	$401,502

Nonrecurring fair value measurements
Impaired loans	$-	$-	$5,832	$5,832
Mortgage servicing rights	-	-	448	448
Total nonrecurring fair value measurements	$-	$-	$6,280	$6,280

December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Government agency securities	-	$68,493	-	$68,493
State and municipal securities	-	78,786	-	78,786
U.S. Government agencies and sponsored enterprises (GSEs)
Mortgage-backed securities	-	113,243	-	113,243
Collateralized mortgage obligations (CMOs)	-	79,345	-	79,345
Pooled trust preferred securities	-	-	$1,929	1,929
Corporate debt securities	-	2,495	-	2,495
Equity securities	$3,800	-	-	3,800
Total securities available-for-sale	$3,800	$342,362	$1,929	$348,091
Total recurring fair value measurements	$3,800	$342,362	$1,929	$348,091

Nonrecurring fair value measurements
Impaired loans	$-	$-	$7,808	$7,808
Mortgage servicing rights	-	-	490	490
Other real estate owned	-	-	126	126
Total nonrecurring fair value measurements	$-	$-	$8,424	$8,424

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
December 31, 2012	Fair value	Valuation techniques	Unobservable input	Value or range of values
Impaired loans	$5,832	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -35%
			Liquidation expenses (2)	0% to -10%
Mortgage servicing rights	448	Discounted cash flow	Remaining term	1 - 30 yrs
			Discount rate	10% to 11%

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range is presented as a percent of the initial appraised value.

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the year ended December 31:

	Fair value measurements using
	significant unobservable inputs
	(Level 3)
Securities available-for-sale	2012	2011
Balance, beginning of year	$1,929	$1,866
Settlements	(121)	-
Total gains or losses (realized/unrealized)
Included in earnings	-	-
Included in other comprehensive income	154	63
Transfers in and/or out of Level 3	-	-
Balance, end of year	$1,962	$1,929

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the year ended December 31, 2012. There were also no transfers in or out of level 3 for the same period. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the years ended December 31, 2012 and 2011, respectively.

The Level 3 securities consist of seven collateralized debt obligation securities, PreTSL securities, that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at December 31, 2012 is not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2012;
•	An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates; and
•	PreTSLs will be classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date.

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

The internal rate of return is the pre-tax yield used to discount the best estimate of future cash flows after credit losses. The cash flows have been discounted using estimated market discount rates of 3-month LIBOR plus spreads ranging from 3.86% to 9.11%. The determination of appropriate market discount rates involved the consideration of the following:

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at December 31, 2012 and 2011:

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

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of the respective period ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
December 31, 2012	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$15,453	$15,453	$15,453	-	-
Investment securities available-for-sale	401,502	401,502	4,055	$395,485	$1,962
Investment securities held-to-maturity	146	166	-	166	-
Restricted investment in bank stocks	2,244	2,244	2,244	-	-
Loans held-for-sale	1,616	1,674	-	1,674	-
Net loans	467,961	474,330	-	-	474,330
Mortgage servicing rights	448	464	-	-	464
Accrued interest receivable	2,803	2,803	-	2,803	-

Financial liabilities
Deposits with no stated maturities	$532,404	$532,404	$532,404	-	$-
Deposits with stated maturities	269,234	273,878	-	$273,878	-
Short-term borrowings	32,488	32,488	32,488	-	-
Long-term debt	5,287	5,694	-	5,694	-
Accrued interest payable	487	487	-	487	-

Off-balance sheet instruments
Commitments to extend credit	$-	$-	$-	$-	$-
Standby letters of credit	-	-	-	-	-

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

December 31, 2011	Carrying amount	Fair value
Financial Assets
Cash and cash equivalents	$10,555	$10,555
Investment securities available-for-sale	348,091	348,091
Investment securities held-to-maturity	1,327	1,365
Restricted investment in bank stocks	1,775	1,775
Loans held-for-sale	935	969
Net loans	480,695	470,100
Mortgage servicing rights	490	542
Accrued interest receivable	2,990	2,990

Financial Liabilities
Deposits with no stated maturities	$465,688	$465,688
Deposits with stated maturities	285,024	285,418
Short-term borrowings	24,021	24,021
Long-term debt	20,299	20,967
Accrued interest payable	789	789

Off-balance sheet instruments
Commitments to extend credit	$-	$-
Standby letters of credit	-	-

Note 18 – Parent Company Financial Information

Condensed financial statements of QNB Corp. only:

Balance Sheets
December 31,	2012	2011
Assets
Cash and cash equivalents	$102	$31
Investment securities available-for-sale	4,055	3,800
Investment in subsidiary	73,002	66,557
Other assets	464	453
Total assets	$77,623	$70,841

Liabilities
Other liabilities	$-	$-

Shareholders' equity	$77,623	$70,841
Total liabilities and shareholders' equity	$77,623	$70,841

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Parent Company Financial Information (continued)

Statements of Income
Year ended December 31,	2012	2011
Dividends from subsidiary	$2,507	$2,575
Interest, dividend and other income	113	93
Securities gains	451	43
Total income	3,071	2,711
Expenses	308	295
Income before applicable income taxes and equity in undistributed income of subsidiary	2,763	2,416
Provision (benefit) for income taxes	86	(55)
Income before equity in undistributed income of subsidiary	2,677	2,471
Equity in undistributed income of subsidiary	6,498	6,409
Net income	$9,175	$8,880

Statements of Comprehensive Income
Year ended December 31,	2012			2011
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$11,784	$2,609	$9,175	$11,356	$2,476	$8,880
Other comprehensive income:
Net unrealized holding gains on securities:
Unrealized holding gains arising during the period	261	89	172	4,685	1,593	3,092
Reclassification adjustment for (gains) losses included in net income	(577)	(196)	(381)	51	17	34
Other comprehensive (loss) income	(316)	(107)	(209)	4,736	1,610	3,126
Total comprehensive income	$11,468	$2,502	$8,966	$16,092	$4,086	$12,006

Statements of Cash Flows
Year ended December 31,	2012	2011
Operating Activities
Net income	$9,175	$8,880
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income from subsidiary	(6,498)	(6,409)
Net securities gains	(451)	(43)
Stock-based compensation expense	76	59
Increase in other assets	(84)	(101)
Deferred income tax provision	153	15
Net cash provided by operating activities	2,371	2,401
Investing activities
Purchase of investment securities	(2,132)	(649)
Proceeds from sale of investment securities	2,092	589
Net cash used by investing activities	(40)	(60)
Financing activities
Cash dividend paid	(2,997)	(2,893)
Proceeds from issuance of common stock	718	547
Tax benefit from exercise of stock options	19	32
Net cash used by financing activities	(2,260)	(2,314)
Increase in cash and cash equivalents	71	27
Cash and cash equivalents at beginning of year	31	4
Cash and cash equivalents at end of year	$102	$31

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

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of December 31, 2012, that the Company and the Bank met capital adequacy requirements to which they were subject.

As of the most recent notification, the primary regulator of the Bank considered it to be “well capitalized” under the regulatory framework. There are no conditions or events since that notification that management believes have changed the classification. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios set forth in the table below.

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$80,758	13.60%	$47,490	8.00%	N/A	N/A
Bank	76,154	12.92	47,170	8.00	$58,963	10.00%

Tier I capital (to risk-weighted assets):
Consolidated	73,167	12.33	23,745	4.00	N/A	N/A
Bank	68,754	11.66	23,585	4.00	35,378	6.00

Tier I capital (to average assets):
Consolidated	73,167	7.96	36,762	4.00	N/A	N/A
Bank	68,754	7.51	36,602	4.00	45,752	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$73,694	12.71%	$46,371	8.00%	N/A	N/A
Bank	69,480	12.06	46,074	8.00	$57,593	10.00%

Tier I capital (to risk-weighted assets):
Consolidated	66,176	11.42	23,185	4.00	N/A	N/A
Bank	62,256	10.81	23,037	4.00	34,556	6.00

Tier I capital (to average assets):
Consolidated	66,176	7.61	34,805	4.00	N/A	N/A
Bank	62,256	7.18	34,662	4.00	43,328	5.00

QNB CORP. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Consolidated Quarterly Financial Data (Unaudited)

The unaudited quarterly results of operations for the years ended 2012 and 2011 are in the following table:

	Quarters Ended 2012				Quarters Ended 2011
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Interest income	$8,633	$8,424	$8,276	$8,015	$9,095	$9,188	$9,085	$8,849
Interest expense	1,827	1,648	1,553	1,420	2,138	2,037	2,005	1,911
Net interest income	6,806	6,776	6,723	6,595	6,957	7,151	7,080	6,938
Provision for loan losses	300	-	300	300	650	450	650	950
Non-interest income	1,566	1,326	1,125	1,392	940	1,070	1,082	1,134
Non-interest expense	4,851	4,828	4,934	5,012	4,420	4,584	4,514	4,778
Income before income taxes	3,221	3,274	2,614	2,675	2,827	3,187	2,998	2,344
Provision for income taxes	750	769	540	550	616	752	676	432
Net Income	$2,471	$2,505	$2,074	$2,125	$2,211	$2,435	$2,322	$1,912
Earnings Per Share - basic *	$0.78	$0.79	$0.65	$0.66	$0.71	$0.77	$0.74	$0.60
Earnings Per Share - diluted *	$0.77	$0.78	$0.64	$0.66	$0.70	$0.77	$0.73	$0.60

* Due to rounding, quarterly earnings per share may not sum to annual earnings per share

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures are effective as of such date.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2012.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective and meets the criteria of the Internal Control — Integrated Framework.

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

/s/ David W. Freeman	/s/ Bret H. Krevolin
David W. Freeman	Bret H. Krevolin
Chief Executive Officer	Chief Financial Officer

March 29, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2013 Annual Meeting of Shareholders under the captions

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2013 Annual Meeting of Shareholders under the captions

•	“Compensation Committee Report”
•	“Executive Compensation”
•	“Director Compensation”
•	“Compensation Tables”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes QNB’s equity compensation plan information as of December 31, 2012. Information is included for both equity compensation plans approved by QNB shareholders and equity compensation plans not approved by QNB shareholders.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by QNB shareholders
1998 Stock option plan	50,500	$27.56	-
2005 Stock option plan	77,725	19.58	76,800
2011 Employee stock purchase plan	-	-	24,141
Equity compensation plans not approved by QNB shareholders
None	-	-	-
Total	128,225	$22.72	100,941

Additional information required by Item 12 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2013 Annual Meeting of Shareholders under the captions

•	“Security Ownership of Certain Beneficial Owners and Management”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2013 Annual Meeting of Shareholders under the captions

•	“Certain Relationships and Related Party Transactions”
•	“Governance of the Company - Director Independence”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2013 Annual Meeting of Shareholders under the captions

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The financial statement schedules required by this Item are omitted because the information is either inapplicable, not required or is in the consolidated financial statements as a part of this Report.

3. The following exhibits are incorporated by reference herein or annexed to this Form 10-K:

3(i)-	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrant’s proxy statement on Schedule 14-A, SEC File No. 0-17706, filed with the Commission on April 15, 2005)

3(ii)-	By-laws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on January 23, 2006)

10.1-	QNB Corp. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-91201 on Form S-8, filed with the Commission on November 18, 1999)

10.2-	The Quakertown National Bank Retirement Savings Plan. (Incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on August 14, 2003)

10.3-	QNB Corp. 2005 Stock Incentive Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-125998 on Form S-8, filed with the Commission on June 21, 2005)

10.4-	Change of Control Agreement between Registrant and Bret H. Krevolin. (Incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on November 8, 2005)

10.5-	QNB Corp. 2011 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-175788 on Form S-8, filed with the Commission on July 26, 2011)

10.6-	Employment Agreement between Registrant and David W. Freeman. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on December 28, 2012)

10.7-	Change of Control Agreement between Registrant and Scott G. Orzehoski. (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on November 9, 2011)

10.8-	Change of Control Agreement between Registrant and Jennifer L. Frost.

10.9-	Change of Control Agreement between Registrant and Dale A. Wentz.

21-	Subsidiaries of the Registrant

23.1-	Consent of Independent Registered Public Accounting Firm

31.1-	Section 302 Certification of the Chief Executive Officer

31.2-	Section 302 Certification of the Chief Financial Officer

32.1-	Section 906 Certification of the Chief Executive Officer

32.2-	Section 906 Certification of the Chief Financial Officer

The following Exhibits are being furnished * as part of this report:

No.	Description
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document *

______________________________________________________________________________

*	These interactive data files are being furnished as part of this Annual Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

QNB Corp.
March 26, 2013
	BY:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David W. Freeman	Chief Executive Officer,	March 26, 2013
David W. Freeman	Principal Executive
Officer and Director

/s/ Bret H. Krevolin	Chief Financial Officer	March 26, 2013
Bret H. Krevolin	and Principal Financial and
Accounting Officer

/s/ Autumn R. Bayles	Director	March 26, 2013
Autumn R. Bayles

/s/ Thomas J. Bisko	Director	March 26, 2013
Thomas J. Bisko

/s/ Kenneth F. Brown, Jr.	Director	March 26, 2013
Kenneth F. Brown, Jr.

/s/ Dennis Helf	Director, Chairman	March 26, 2013
Dennis Helf

	Director	March 26, 2013
G. Arden Link

/s/ Charles M. Meredith, III	Director	March 26, 2013
Charles M. Meredith, III

/s/ Anna Mae Papso	Director	March 26, 2013
Anna Mae Papso

/s/ Gary S. Parzych	Director	March 26, 2013
Gary S. Parzych

/s/ Bonnie L. Rankin	Director	March 26, 2013
Bonnie L. Rankin

/s/ Henry L. Rosenberger	Director
Henry L. Rosenberger		March 26, 2013

/s/ Edgar L. Stauffer	Director
Edgar L. Stauffer		March 26, 2013

QNB CORP.

FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2012

EXHIBIT INDEX

Exhibit

3(i)-	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrant’s proxy statement on Schedule 14-A, SEC File No. 0-17706, filed with the Commission on April 15, 2005)

3(ii)-	By-laws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on January 23, 2006)

10.1-	QNB Corp. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-91201 on Form S-8, filed with the Commission on November 18, 1999)

10.2-	The Quakertown National Bank Retirement Savings Plan. (Incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on August 14, 2003)

10.3-	QNB Corp. 2005 Stock Incentive Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-125998 on Form S-8, filed with the Commission on June 21, 2005)

10.4-	Change of Control Agreement between Registrant and Bret H. Krevolin. (Incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on November 8, 2005)

10.5-	QNB Corp. 2011 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-175788 on Form S-8, filed with the Commission on July 26, 2011)

10.6-	Employment Agreement between Registrant and David W. Freeman. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on December 28, 2012)

10.7-	Change of Control Agreement between Registrant and Scott G. Orzehoski. (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on November 9, 2011)

10.8-	Change of Control Agreement between Registrant and Jennifer L. Frost.

10.9-	Change of Control Agreement between Registrant and Dale A. Wentz.

21-	Subsidiaries of the Registrant

23.1-	Consent of Independent Registered Public Accounting Firm

31.1-	Section 302 Certification of the Chief Executive Officer

31.2-	Section 302 Certification of the Chief Financial Officer

32.1-	Section 906 Certification of the Chief Executive Officer

32.2-	Section 906 Certification of the Chief Financial Officer

The following Exhibits are being furnished * as part of this report:

No.	Description
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document *

______________________________________________________________________________

*	These interactive data files are being furnished as part of this Annual Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

- 94 -