Form 10-Q
period 2013-03-31
QNB CORP
filed 2013-05-15
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number       0-17706

QNB Corp.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2318082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15 North Third Street, P.O. Box 9005 Quakertown, PA	18951-9005
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code	(215) 538-5600

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2013
Common Stock, par value $0.625	3,243,058

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED MARCH 31, 2013

QNB Corp. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2013	December 31, 2012
Assets
Cash and due from banks	$9,386	$14,859
Interest-bearing deposits in banks	11,234	594
Total cash and cash equivalents	20,620	15,453

Investment securities
Available-for-sale (amortized cost $393,032 and $394,750)	398,301	401,502
Held-to-maturity (fair value $166 and $166)	146	146
Restricted investment in bank stocks	1,916	2,244
Loans held-for-sale	504	1,616
Loans receivable	477,402	477,733
Allowance for loan losses	(9,351)	(9,772)
Net loans	468,051	467,961
Bank-owned life insurance	10,151	10,074
Premises and equipment, net	9,684	8,973
Accrued interest receivable	2,945	2,803
Other assets	6,462	9,102
Total assets	$918,780	$919,874

Liabilities
Deposits
Demand, non-interest bearing	$72,140	$73,685
Interest-bearing demand	190,983	191,335
Money market	68,453	76,047
Savings	202,336	191,337
Time	170,241	173,889
Time of $100,000 or more	95,661	95,345
Total deposits	799,814	801,638
Short-term borrowings	28,873	32,488
Long-term debt	5,285	5,287
Accrued interest payable	446	487
Other liabilities	5,912	2,351
Total liabilities	840,330	842,251

Shareholders' Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,407,627 shares and 3,392,572 shares issued; 3,243,058 and 3,228,003 shares outstanding	2,130	2,121
Surplus	13,048	12,787
Retained earnings	62,271	60,735
Accumulated other comprehensive income, net of tax	3,477	4,456
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	78,450	77,623
Total liabilities and shareholders' equity	$918,780	$919,874

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share data - unaudited)

Three months ended March 31,	2013	2012
Interest income
Interest and fees on loans	$5,576	$6,278
Interest and dividends on investment securities:
Taxable	1,394	1,642
Tax-exempt	699	704
Interest on interest-bearing balances and other interest income	7	9
Total interest income	7,676	8,633

Interest expense
Interest on deposits
Interest-bearing demand	146	167
Money market	38	71
Savings	224	315
Time	521	629
Time of $100,000 or more	325	374
Interest on short-term borrowings	26	27
Interest on long-term debt	63	244
Total interest expense	1,343	1,827
Net interest income	6,333	6,806
Provision for loan losses	-	300
Net interest income after provision for loan losses	6,333	6,506

Non-interest income
Net gain on sale of investment securities	423	389
Fees for services to customers	366	339
ATM and debit card	352	364
Bank-owned life insurance	74	78
Merchant Income	81	85
Net gain on sale of loans	225	227
Other	227	84
Total non-interest income	1,748	1,566

Non-interest expense
Salaries and employee benefits	2,559	2,626
Net occupancy	436	424
Furniture and equipment	413	330
Marketing	239	201
Third party services	374	339
Telephone, postage and supplies	181	150
State taxes	172	160
FDIC insurance premiums	170	180
Other	396	441
Total non-interest expense	4,940	4,851
Income before income taxes	3,141	3,221
Provision for income taxes	733	750
Net income	$2,408	$2,471
Earnings per share - basic	$0.75	$0.78
Earnings per share - diltued	$0.74	$0.77
Cash dividends per share	$0.27	$0.26

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(in thousands - unaudited)
Three months ended March 31,	2013			2012
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$3,141	$733	$2,408	$3,221	$750	$2,471
Other comprehensive income:
Net unrealized holding gains on securities:
Unrealized holding (losses) gains arising during the period	(1,060)	(360)	(700)	98	33	65
Reclassification adjustment for gains included in net income	(423)	(144)	(279)	(389)	(132)	(257)
Other comprehensive loss	(1,483)	(504)	(979)	(291)	(99)	(192)
Total comprehensive income	$1,658	$229	$1,429	$2,930	$651	$2,279

The accompanying notes are an integral part of the consolidated financial statements

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					Accumulated
	Number of				Other
	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share data - unaudited)	Outstanding	Stock	Surplus	Earnings	Income	Stock	Total
Balance, December 31, 2012	3,228,003	$2,121	$12,787	$60,735	$4,456	$(2,476)	$77,623
Net income	-	-	-	2,408	-	-	2,408
Other comprehensive loss, net of tax	-	-	-	-	(979)	-	(979)
Cash dividends declared ($0.27 per share)	-	-	-	(872)	-	-	(872)
Stock issued in connection with dividend reinvestment and stock purchase plan	10,910	7	243	-	-	-	250
Stock issued for options exercised	4,145	2	10	-	-	-	12
Tax benefit of stock options exercised	-	-	2	-	-	-	2
Stock-based compensation expense	-	-	6	-	-	-	6
Balance, March 31, 2013	3,243,058	$2,130	$13,048	$62,271	$3,477	$(2,476)	$78,450

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

Three months ended March 31,	2013	2012
Operating Activities
Net income	$2,408	$2,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	275	218
Provision for loan losses	-	300
Net gain on investment securities available-for-sale	(423)	(389)
Net gain on sale of repossessed assets	(5)	-
Net gain on sale of loans	(225)	(227)
Proceeds from sales of residential mortgages held-for-sale	6,575	5,491
Origination of residential mortgages held-for-sale	(5,238)	(4,972)
Income on bank-owned life insurance	(74)	(78)
Stock-based compensation expense	6	16
Deferred income tax provision	180	87
Net increase in income taxes payable	451	558
Net increase in accrued interest receivable	(142)	(174)
Amortization of mortgage servicing rights and change in valuation allowance	-	35
Net amortization of premiums and discounts on investment securities	520	475
Net decrease in accrued interest payable	(40)	(67)
Decrease (increase) in other assets	2,891	(449)
Decrease in other liabilities	(387)	(357)
Net cash provided by operating activities	6,772	2,938
Investing Activities
Proceeds from payments, maturities and calls of investment securities
available-for-sale	34,442	38,242
held-to-maturity	-	500
Proceeds from the sale of investment securities
available-for-sale	4,097	6,185
Purchases of investment securities
available-for-sale	(33,360)	(47,668)
Proceeds from redemption of investment in restricted bank stock	328	88
Net (increase) decrease in loans	(126)	9,857
Net purchases of premises and equipment	(986)	(796)
Proceeds from sales of repossessed assets	50	70
Net cash provided by investing activities	4,445	6,478
Financing Activities
Net (decrease) increase in non-interest bearing deposits	(1,545)	614
Net (decrease) increase in interest-bearing deposits	(279)	13,442
Net decrease in short-term borrowings	(3,615)	(1,672)
Repayments of long-term debt	(3)	(4)
Tax benefit from exercise of stock options	2	4
Cash dividends paid, net of reinvestment	(778)	(752)
Proceeds from issuance of common stock	168	154
Net cash (used in) provided by financing activities	(6,050)	11,786
Increase in cash and cash equivalents	5,167	21,202
Cash and cash equivalents at beginning of year	15,453	10,555
Cash and cash equivalents at end of period	$20,620	$31,757
Supplemental Cash Flow Disclosures
Interest paid	$1,384	$1,895
Income taxes paid	100	100
Non-cash transactions:
Transfer of loans to repossessed assets or other real estate owned	36	520
Unsettled trades to purchase securities	3,558	-

The accompanying notes are an integral part of the consolidated financial statements

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of QNB Corp. and its wholly-owned subsidiary, QNB Bank (the “Bank”). The consolidated entity is referred to herein as “QNB” or the “Company”. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2012 Annual Report incorporated in the Form 10-K. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim period and are of a normal and recurring nature.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2013, for items that should potentially be recognized or disclosed in these financial statements.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The amendments in this guidance require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This amendment is effective prospectively for reporting periods beginning after December 15, 2012 for public companies. The application of this standard did not have a material impact on the Company’s financial statements, but it did result in additional required disclosures that can be found in Note 6.

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

Stock-based compensation expense was approximately $6,000 and $16,000 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was approximately $139,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 34 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorized the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest ratably over a three-year period. As of March 31, 2013, there were 225,058 options granted, 30,444 options forfeited, 164,814 options exercised and 29,800 options outstanding under this Plan. The 1998 Plan expired on March 10, 2008.

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of March 31, 2013, there were 143,200 options granted, 45,000 options forfeited, 11,100 options exercised, and 87,100 options outstanding under this Plan. The 2005 Plan expires March 15, 2015.

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

Three months ended March 31,	2013	2012
Risk free interest rate	0.35%	0.39%
Dividend yield	4.26	4.68
Volatility	34.10	33.81
Expected life (years)	5.00	5.00

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term approximating the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the first three months of 2013 and 2012 was $4.52 and $3.81, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY (continued)

Stock option activity during the three months ended March 31, 2013 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2012	128,225	22.72
Granted	20,000	23.20
Exercised	(28,725)	20.35
Forfeited	(2,600)	19.79
Outstanding at March 31, 2013	116,900	$23.45	2.65	$327
Exercisable at March 31, 2013	55,900	$25.52	1.41	$177

4. SHARE REPURCHASE PLAN

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. There were no shares repurchased during the three months ended March 31, 2013. As of March 31, 2013, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

5. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

Three months ended March 31,	2013	2012
Numerator for basic and diluted earnings per share - net income	$2,408	$2,471
Denominator for basic earnings per share - weighted average shares outstanding	3,232,109	3,180,903
Effect of dilutive securities - employee stock options	9,919	11,731
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,242,028	3,192,634
Earnings per share - basic	$0.75	$0.78
Earnings per share - diluted	$0.74	$0.77

There were 52,300 stock options that were anti-dilutive for the three-month periods ended March 31, 2013 and 2012. These stock options were not included in the above calculation.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. COMPREHENSIVE INCOME

The following shows the components of accumulated other comprehensive income at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Unrealized net holding gains on available-for-sale securities	$6,210	$7,736
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	(941)	(984)
Accumulated other comprehensive income	5,269	6,752
Tax effect	(1,792)	(2,296)
Accumulated other comprehensive income, net of tax	$3,477	$4,456

The following table presents amounts reclassified out of accumulated other comprehensive income for the three months ended March 31, 2013:

Details about accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement of where net income is presented
Unrealized net holding gains on available-for-sale securities	$423	Net gain on sale of investment securities
Tax effect	(144)	Provision for income taxes
Accumulated other comprehensive income, net of tax	$279	Net of tax

7. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities available-for-sale at March 31, 2013 and December 31, 2012 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
March 31, 2013	value	gains	losses	cost
U.S. Government agency securities	$92,648	$605	$28	$92,071
State and municipal securities	86,482	2,632	225	84,075
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	121,868	2,784	133	119,217
Collateralized mortgage obligations (CMOs)	89,183	1,026	273	88,430
Pooled trust preferred securities	1,999	63	1,583	3,519
Corporate debt securities	2,035	32	-	2,003
Equity securities	4,086	478	109	3,717
Total investment securities available-for-sale	$398,301	$7,620	$2,351	$393,032

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. INVESTMENT SECURITIES (continued)

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2012	value	gains	losses	cost
U.S. Government agency securities	$104,130	$750	$19	$103,399
State and municipal securities	86,789	3,141	91	83,739
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	107,973	3,169	33	104,837
Collateralized mortgage obligations (CMOs)	94,091	1,188	155	93,058
Pooled trust preferred securities	1,962	51	1,608	3,519
Corporate debt securities	2,502	44	-	2,458
Equity securities	4,055	402	87	3,740
Total investment securities available-for-sale	$401,502	$8,745	$1,993	$394,750

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at March 31, 2013 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

		Amortized
March 31, 2013	Fair value	cost
Due in one year or less	$13,771	$13,578
Due after one year through five years	223,974	219,716
Due after five years through ten years	108,831	108,165
Due after ten years	47,639	47,856
Equity securities	4,086	3,717
Total investment securities available-for-sale	$398,301	$393,032

Proceeds from sales of investment securities available-for-sale were approximately $4,097,000 and $6,185,000 for the three months ended March 31, 2013 and 2012, respectively.

At March 31, 2013 and December 31, 2012, investment securities available-for-sale totaling approximately $162,673,000 and $170,433,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

	Three months ended March 31,				Three months ended March 31,
	2013				2012
			Other-than-				Other-than-
	Gross	Gross	temporary		Gross	Gross	temporary
	realized	realized	impairment		realized	realized	impairment	Net gains
	gains	losses	losses	Net gains	gains	losses	losses	(losses)
Equity securities	$262	$-	$-	$262	$386	$-	$-	$386
Debt securities	161	-	-	161	3	-	-	3
Total	$423	$-	$-	$423	$389	$-	$-	$389

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. INVESTMENT SECURITIES (continued)

The tax expense applicable to the net realized gains for the three-month periods ended March 31, 2013 and 2012 amounted to approximately $144,000 and $132,000, respectively.

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

The following table presents a rollforward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the year. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized in the first quarter of 2013 or 2012.

The following table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Three months ended March 31,	2013	2012
Balance, beginning of period	$1,271	$1,279
Reductions: gain on payoff	-	-
Additions:
Initial credit impairments	-	-
Subsequent credit impairments	-	-
Balance, end of period	$1,271	$1,279

The amortized cost and estimated fair values of investment securities held-to-maturity at March 31, 2013 and December 31, 2012 were as follows:

Held-To-Maturity
	March 31, 2013				December 31, 2012
		Gross	Gross			Gross	Gross
		unrealized	unrealized			unrealized	unrealized
	Amortized	holding	holding	Fair	Amortized	holding	holding	Fair
	cost	gains	losses	value	cost	gains	losses	value
State and municipal securities	$146	$20	-	$166	$146	$20	-	$166

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. INVESTMENT SECURITIES (continued)

The amortized cost and estimated fair value of securities held-to-maturity by contractual maturity at March 31, 2013 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Amortized
March 31, 2013	Fair value	cost
Due in one year or less	-	-
Due after one year through five years	$166	$146
Due after five years through ten years	-	-
Due after ten years	-	-
Total investment securities held-to-maturity	$166	$146

There were no sales of investment securities classified as held-to-maturity during the three months ended March 31, 2013 or 2012.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012:

March 31, 2013
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency securities	7	$8,980	$28	-	-	$8,980	$28
State and municipal securities	26	11,077	217	$261	$8	11,338	225
Mortgage-backed securities	12	21,024	133	-	-	21,024	133
Collateralized mortgage obligations (CMOs)	22	32,505	273	-	-	32,505	273
Pooled trust preferred securities	5	-	-	1,634	1,583	1,634	1,583
Equity securities	8	876	68	245	41	1,121	109
Total	80	$74,462	$719	$2,140	$1,632	$76,602	$2,351

December 31, 2012
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency securities	4	$3,992	$19	-	-	$3,992	$19
State and municipal securities	15	6,472	91	-	-	6,472	91
Mortgage-backed securities	9	13,439	33	-	-	13,439	33
Collateralized mortgage obligations (CMOs)	19	28,396	155	-	-	28,396	155
Pooled trust preferred securities	5	-	-	$1,609	$1,608	1,609	1,608
Equity securities	7	587	45	272	42	859	87
Total	59	$52,886	$343	$1,881	$1,650	$54,767	$1,993

Management evaluates debt securities, which are comprised of U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at March 31, 2013 in U.S. Government securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. INVESTMENT SECURITIES (continued)

QNB holds seven pooled trust preferred securities as of March 31, 2013. These securities have a total amortized cost of approximately $3,519,000 and a fair value of $1,999,000. Five of the seven securities have been in an unrealized loss position for more than twelve months. All of the pooled trust preferred securities are available-for-sale securities and are carried at fair value.

The following table provides additional information related to pooled trust preferred securities (PreTSLs) as of March 31, 2013:

Deal	Class	Book value	Fair value	Unreal- ized gains (losses)	Realized OTTI credit loss (YTD 2013)	Total recognized OTTI credit loss	Moody's /Fitch ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine*	$243	$200	$(43)	$-	$(1)	Caa2/CCC	4	-	27.1%	124.9%
PreTSL V	Mezzanine*	-	-	-	-	(118)	C/D	-	-	100.0	12.5
PreTSL XVII	Mezzanine	752	416	(336)	-	(222)	C/C	31	4	41.4	72.1
PreTSL XIX	Mezzanine	988	409	(579)	-	-	C/C	37	13	22.4	82.1
PreTSL XXV	Mezzanine	766	345	(421)	-	(222)	C/C	43	7	32.4	80.5
PreTSL XXVI	Mezzanine	469	264	(205)	-	(270)	C/C	38	10	29.2	84.1
PreTSL XXVI	Mezzanine	301	365	64	-	(438)	C/C	38	10	29.2	84.1
		$3,519	$1,999	$(1,520)	$-	$(1,271)

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

The market for these securities at March 31, 2013 is not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and the market values for these securities (and any securities other than those issued or guaranteed by U.S. Government agencies) are depressed relative to historical levels. In today’s market, a low market price for a particular bond may only provide evidence of a recent widening of corporate spreads in general versus being an indicator of credit problems with a particular issuer. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. As illustrated in the table above, these securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment (OTTI), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit-related portion and a non-credit related portion of OTTI are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. For the three months ended March 31, 2013, no other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows:

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

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows (including prepayments), credit worthiness of the underlying banks and insurance companies and determination of probability and severity of default of the underlying collateral. The following provides additional information for each of these variables:

•	Estimate of Future Cash Flows – Cash flows are constructed in an INTEX desktop valuation model. INTEX is a proprietary cash flow model recognized as the industry standard for analyzing all types of structured debt products. It includes each deal’s structural features updated with trustee information, including asset-by-asset detail, as it becomes available. The modeled cash flows are then used to determine if all the scheduled principal and interest payments of the investments will be returned. For purposes of the cash flow analysis, relatively modest rates of prepayment were forecasted (ranging from 0-1%). In addition to the base prepayment assumption, due to the recent enactment of the Dodd-Frank financial legislation additional prepayment analysis was performed. First, trust preferred securities issued by banks with more than $15 billion in total assets at December 31, 2009 were identified. The current credit rating of these institutions was reviewed and it was assumed that any issuer with an investment grade credit rating would prepay their issuance as soon as possible, or July 1, 2015 for bank holding company subsidiaries of foreign banking organizations that have relied on Supervision and Regulation Letter SR-01-1. For those institutions rated below investment grade the holding companies’ approximate cost of long-term funding given their rating and marketplace interest rate was estimated. The following assumption was made; any holding company that could refinance for a cost savings of more than 2% will refinance and will do so as soon as possible, or July 1, 2015. Finally, for issuers not impacted by the Tier 1 regulatory capital legislation enacted by the Dodd-Frank act, we identified the issuers that have shown a recent history of prepayment of both floating rate and fixed rate issues and assumed these issuers will prepay as soon as possible.

•	Credit Analysis – A quarterly credit evaluation is performed for the companies comprising the collateral across the various pooled trust preferred securities. This credit evaluation considers all available evidence and focuses on capitalization, asset quality, profitability, liquidity, stock price performance, whether the institution has received TARP funding and whether the institution has shown the ability to raise capital.

•	Probability of Default – A near-term probability of default is determined for each issuer based on its financial condition and is used to calculate the expected impact of future deferrals and defaults on the expected cash flows. Each issuer in the collateral pool is assigned a near-term probability of default based on individual performance and financial characteristics. Various studies suggest that the rate of bank failures between 1934 and 2008 were approximately 0.36%. Thus, in addition to the specific bank default assumptions used for the near term, future defaults on the individual banks in the analysis for 2013 and beyond the rate used is calculated based on using the above mentioned thirty-six basis points and factoring that number based on a comparison of key financial ratios of active individual issuers without a short-term probability of default compared to all FDIC insured banks.

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

Based upon the analysis performed by management as of March 31, 2013, it is probable that we will collect all contractual principal and interest payments on one of our seven pooled trust preferred securities, PreTSL XIX. The expected principal shortfall on the remaining pooled trust preferred securities has resulted in credit related other-than-temporary impairment charges in previous years. All of these pooled trust preferred securities held by QNB could be subject to additional writedowns in the future if additional deferrals and defaults occur.

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

The allowance for loan losses is based on management’s continuing review and evaluation of the loan portfolio. The level of the allowance is determined by assigning specific reserves to individually identified problem credits and general reserves to all other loans. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. The portion of the allowance that is allocated to internally criticized and non-accrual loans is determined by estimating the inherent loss on each credit after giving consideration to the value of underlying collateral. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates. These loss rates are based on a three year history of charge-offs and are more heavily weighted for recent experience for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices.
2.	Effect of external factors, such as legal and regulatory requirements.
17

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

3.	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.
4.	Nature and volume of the portfolio including growth.
5.	Experience, ability, and depth of lending management and staff.
6.	Volume and severity of past due, classified and nonaccrual loans.
7.	Quality of the Company’s loan review system, and the degree of oversight by the Company’s Board of Directors.
8.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Major classes of loans are as follows:

	March 31,	December 31,
	2013	2012
Commercial:
Commercial and industrial	$105,039	$100,063
Construction	11,638	11,061
Secured by commercial real estate	191,471	192,867
Secured by residential real estate	42,098	41,003
State and political subdivisions	31,960	34,256
Loans to depository institutions	2,250	3,250
Indirect lease financing	9,346	9,685
Retail:
1-4 family residential mortgages	27,638	28,733
Home equity loans and lines	53,793	54,860
Consumer	2,191	2,012
Total loans	477,424	477,790
Net unearned fees	(22)	(57)
Loans receivable	$477,402	$477,733

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At March 31, 2013 and December 31, 2012, overdrafts were approximately $79,000 and $103,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at March 31, 2013, there were no concentrations of loans exceeding 10% of total loans.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2013 and December 31, 2012:

March 31, 2013	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$101,992	$3,047	-	$-	$105,039
Construction	6,791	966	$3,881	-	11,638
Secured by commercial real estate	161,217	4,717	25,537	-	191,471
Secured by residential real estate	38,723	-	3,375	-	42,098
State and political subdivisions	30,038	-	1,922	-	31,960
Loans to depository institutions	2,250	-	-	-	2,250
Indirect lease financing	9,025	-	321	-	9,346
	$350,036	$8,730	$35,036	$-	$393,802

December 31, 2012	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$88,427	$3,843	$7,763	$30	$100,063
Construction	5,558	1,513	3,990	-	11,061
Secured by commercial real estate	157,678	7,493	27,696	-	192,867
Secured by residential real estate	36,078	1,199	3,726	-	41,003
State and political subdivisions	32,303	-	1,953	-	34,256
Loans to depository institutions	3,250	-	-	-	3,250
Indirect lease financing	9,329	-	356	-	9,685
	$332,623	$14,048	$45,484	$30	$392,185

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of March 31, 2013 and December 31, 2012:

March 31, 2013	Performing	Non- performing	Total
Retail:
1-4 family residential mortgages	$27,307	$331	$27,638
Home equity loans and lines	53,537	256	53,793
Consumer	2,191	-	2,191
	$83,035	$587	$83,622

December 31, 2012	Performing	Non- performing	Total
Retail:
1-4 family residential mortgages	$28,398	$335	$28,733
Home equity loans and lines	54,514	346	54,860
Consumer	2,012	-	2,012
	$84,924	$681	$85,605

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2013 and December 31, 2012:

March 31, 2013	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$3,648	-	$42	$3,690	$101,349	$105,039
Construction	-	-	-	-	11,638	11,638
Secured by commercial real estate	662	-	4,374	5,036	186,435	191,471
Secured by residential real estate	1,118	-	-	1,118	40,980	42,098
State and political subdivisions	468	-	1	469	31,491	31,960
Loans to depository institutions	-	-	-	-	2,250	2,250
Indirect lease financing	382	$64	309	755	8,591	9,346
Retail:
1-4 family residential mortgages	494	153	-	647	26,991	27,638
Home equity loans and lines	167	40	80	287	53,506	53,793
Consumer	31	3	-	34	2,157	2,191
	$6,970	$260	$4,806	$12,036	$465,388	$477,424

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

December 31, 2012	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$76	-	-	$76	$99,987	$100,063
Construction	-	-	-	-	11,061	11,061
Secured by commercial real estate	407	$1,460	$3,097	4,964	187,903	192,867
Secured by residential real estate	44	523	293	860	40,143	41,003
State and political subdivisions	71	1	-	72	34,184	34,256
Loans to depository institutions	-	-	-	-	3,250	3,250
Indirect lease financing	344	80	35	459	9,226	9,685
Retail:
1-4 family residential mortgages	-	197	-	197	28,536	28,733
Home equity loans and lines	152	153	197	502	54,358	54,860
Consumer	33	11	-	44	1,968	2,012
	$1,127	$2,425	$3,622	$7,174	$470,616	$477,790

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of March 31, 2013 and December 31, 2012:

March 31, 2013	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$-	$5,867
Construction	-	2,373
Secured by commercial real estate	-	6,506
Secured by residential real estate	-	2,047
State and political subdivisions	1	-
Loans to depository institutions	-	-
Indirect lease financing	301	85
Retail:
1-4 family residential mortgages	-	331
Home equity loans and lines	-	256
Consumer	-	-
	$302	$17,465

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

December 31, 2012	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$-	$6,174
Construction	-	2,480
Secured by commercial real estate	-	6,748
Secured by residential real estate	-	2,390
State and political subdivisions	-	1
Loans to depository institutions	-	-
Indirect lease financing	-	98
Retail:
1-4 family residential mortgages	-	335
Home equity loans and lines	-	346
Consumer	-	-
	$-	$18,572

Activity in the allowance for loan losses for the three months ended March 31, 2013 and 2012 are as follows:

Three months ended March 31, 2013	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,505	$(198)	-	$7	$2,314
Construction	209	21	-	-	230
Secured by commercial real estate	3,795	78	-	-	3,873
Secured by residential real estate	1,230	252	$(336)	-	1,146
State and political subdivisions	260	(3)	-	-	257
Loans to depository institutions	15	(5)	-	-	10
Indirect lease financing	168	2	(1)	10	179
Retail:
1-4 family residential mortgages	324	(24)	-	-	300
Home equity loans and lines	582	224	(93)	1	714
Consumer	27	11	(21)	12	29
Unallocated	657	(358)	N/A	N/A	299
	$9,772	$-	$(451)	$30	$9,351

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

QNB assesses all loan restructurings under the guidance of ASU 2011-02. Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $4,346,000 and $2,578,000 as of March 31, 2013 and December 31, 2012, respectively. Non-performing TDRs totaled $3,251,000 and $3,299,000 as of March 31, 2013 and December 31, 2012, respectively. All TDRs are included in impaired loans presented in the section above.

The following table presents loans by loan class modified as TDRs during the three months ended March 31, 2013 and 2012. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below, represent carrying amounts immediately prior to the modification and at March 31, 2013 and 2012.

Three months ended March 31,	2013			2012
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial:
Secured by commercial real estate	1	$1,822	$1,822	-	-	-
Retail:
Home equity loans and lines	-	-	-	1	$38	$38
	1	$1,822	$1,822	1	$38	$38

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The TDR concessions made during the three months ended March 31, 2013 involved an interest only repayment period on the loan. There was no specific reserve for loan losses allocated to the loans modified as TDRs during the three months ended March 31, 2013. Any required specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment. There were no charge-offs resulting from loans modified as TDRs during the three months ended March 31, 2013 or 2012.

There were no loans modified as TDRs within 12 months prior to March 31, 2013 for which there was a payment default (30 days or more past due) during the three months ended March 31, 2013.

The following tables present the balance in the allowance for loan losses at March 31, 2013 and December 31, 2012 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
March 31, 2013	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,314	$859	$1,455	$105,039	$7,499	$97,540
Construction	230	-	230	11,638	3,881	7,757
Secured by commercial real estate	3,873	780	3,093	191,471	15,232	176,239
Secured by residential real estate	1,146	266	880	42,098	2,602	39,496
State and political subdivisions	257	1	256	31,960	1,833	30,127
Loans to depository institutions	10	-	10	2,250	-	2,250
Indirect lease financing	179	8	171	9,346	85	9,261
Retail:
1-4 family residential mortgages	300	72	228	27,638	452	27,186
Home equity loans and lines	714	160	554	53,793	333	53,460
Consumer	29	-	29	2,191	-	2,191
Unallocated	299	N/A	N/A	N/A	N/A	N/A
	$9,351	$2,146	$6,906	$477,424	$31,917	$445,507

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following tables summarize additional information in regards to impaired loans by loan portfolio class as of March 31, 2013 and December 31, 2012:

March 31, 2013	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
With no specific allowance recorded:
Commercial:
Commercial and industrial	$5,327	$5,612	$-
Construction	3,881	4,090	-
Secured by commercial real estate	11,910	12,698	-
Secured by residential real estate	986	1,006	-
State and political subdivisions	1,832	1,832	-
Loans to depository institutions	-	-	-
Indirect lease financing	30	43	-
Retail:
1-4 family residential mortgages	178	196	-
Home equity loans and lines	101	114	-
Consumer	-	-	-
	$24,245	$25,591	$-

With an allowance recorded:
Commercial:
Commercial and industrial	$2,172	$2,374	$859
Construction	-	-	-
Secured by commercial real estate	3,322	3,811	780
Secured by residential real estate	1,616	1,717	266
State and political subdivisions	1	2	1
Loans to depository institutions	-	-	-
Indirect lease financing	55	56	8
Retail:
1-4 family residential mortgages	274	286	72
Home equity loans and lines	232	249	160
Consumer	-	-	-
	$7,672	$8,495	$2,146

Total:
Commercial:
Commercial and industrial	$7,499	$7,986	$859	$7,138	$9
Construction	3,881	4,090	-	3,922	11
Secured by commercial real estate	15,232	16,509	780	13,603	87
Secured by residential real estate	2,602	2,723	266	2,676	8
State and political subdivisions	1,833	1,834	1	1,839	13
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	85	99	8	87	-
Retail:
1-4 family residential mortgages	452	482	72	454	1
Home equity loans and lines	333	363	160	356	1
Consumer	-	-	-	-	-
	$31,917	$34,086	$2,146	$30,075	$130

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of March 31, 2013:

March 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Government agency securities	-	$92,648	-	$92,648
State and municipal securities	-	86,482	-	86,482
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	-	121,868	-	121,868
Collateralized mortgage obligations (CMOs)	-	89,183	-	89,183
Pooled trust preferred securities	-	-	$1,999	1,999
Corporate debt securities	-	2,035	-	2,035
Equity securities	$4,086	-	-	4,086
Total securities available-for-sale	$4,086	$392,216	$1,999	$398,301
Total recurring fair value measurements	$4,086	$392,216	$1,999	$398,301

Nonrecurring fair value measurements
Impaired loans	$-	$-	$5,526	$5,526
Mortgage servicing rights	-	-	496	496
Total nonrecurring fair value measurements	$-	$-	$6,022	$6,022

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three months ended March 31, 2013. There were also no transfers in or out of level 3 for the same period. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three-month periods ended March 31, 2013 and 2012, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy as of December 31, 2012:

December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Government agency securities	-	$104,130	-	$104,130
State and municipal securities	-	86,789	-	86,789
U.S. Government agencies and sponsored enterprises (GSEs):
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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
March 31, 2013	Fair value	Valuation techniques	Unobservable input	Value or range of values
Impaired loans	$5,526	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -35%
			Liquidation expenses (2)	0% to -10%
Mortgage servicing rights	$496	Discounted cash flow	Remaining term	1 - 30 yrs
			Discount rate	10% to 11%

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range is presented as a percent of the initial appraised value.

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the three months ended March 31, 2013:

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

Fair value measurements using
significant unobservable inputs
(Level 3)
Balance, beginning of year	$1,962
Settlements	-
Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	37
Transfers in and/or out of Level 3	-
Balance, March 31, 2013	$1,999

The Level 3 securities consist of seven collateralized debt obligation securities, PreTSL securities, which are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at March 31, 2013 is not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2013;
•	An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates; and
•	PreTSLs will be classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date.

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

Prepayments are modeled to take into account the disruption in the asset-backed securities marketplace and the lack of new pooled trust preferred issuances. For purposes of the cash flow analysis, relatively modest rates of prepayment were forecasted (ranging from 0-1%). In addition to the base prepayment assumption, due to the recent enactment of the Dodd-Frank financial legislation additional prepayment analysis was performed. First, all fixed rate trust preferred securities issued by banks with more than $15 billion in total assets at December 31, 2009 were identified. The current credit rating of these institutions was reviewed and it was assumed that any issuer with an investment grade credit rating would prepay their issuance as soon as possible, or July 1, 2015 for bank holding company subsidiaries of foreign banking organizations that have relied on Supervision and Regulation Letter SR-01-1. For those institutions rated below investment grade the holding companies’ approximate cost of long-term funding given their rating and marketplace interest rate was estimated. The following assumption was made; any holding company that could refinance for a cost savings of more than 2% will refinance and will do so as soon as possible, or July 1, 2015. Finally, for issuers not impacted by the Tier 1 regulatory capital legislation enacted by the Dodd-Frank Act, the issuers that have shown a recent history of prepayment of both floating rate and fixed rate issues were identified and it was assumed these issuers will prepay as soon as possible.

The internal rate of return is the pre-tax yield used to discount the best estimate of future cash flows after credit losses. The cash flows have been discounted using estimated market discount rates of 3-month LIBOR plus spreads ranging from 4.10% to 9.28%. The determination of appropriate market discount rates involved the consideration of the following:

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at March 31, 2013 and December 31, 2012:

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

			Fair value measurements
March 31, 2013	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$20,620	$20,620	$20,620	-	-
Investment securities available-for-sale	398,301	398,301	4,086	$392,216	$1,999
Investment securities held-to-maturity	146	166	-	166	-
Restricted investment in bank stocks	1,916	1,916	1,916	-	-
Loans held-for-sale	504	515	-	515	-
Net loans	468,051	471,592	-	-	471,592
Mortgage servicing rights	496	529	-	-	529
Accrued interest receivable	2,945	2,945	-	2,945	-

Financial liabilities
Deposits with no stated maturities	$533,912	$533,912	$533,912	-	$-
Deposits with stated maturities	265,902	270,137	-	$270,137	-
Short-term borrowings	28,873	28,873	28,873	-	-
Long-term debt	5,285	5,617	-	5,617	-
Accrued interest payable	446	446	-	446	-

Off-balance sheet instruments
Commitments to extend credit	$-	$-	$-	$-	$-
Standby letters of credit	-	-	-	-	-

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

A summary of the Bank's financial instrument commitments is as follows:

	March 31,	December 31,
	2013	2012
Commitments to extend credit and unused lines of credit	$146,787	$138,425
Standby letters of credit	5,632	5,332
Total financial instrument commitments	$152,419	$143,757

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2013 and December 31, 2012 for guarantees under standby letters of credit issued is not material.

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

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of March 31, 2013, that the Company and the Bank met capital adequacy requirements to which they were subject.

As of the most recent notification, the primary regulator of the Bank considered it to be “well capitalized” under the regulatory framework. There are no conditions or events since that notification that management believes have changed the classification. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the following table.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. REGULATORY RESTRICTIONS (continued)

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of March 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$82,559	13.95%	$47,334	8.00%	N/A	N/A
Bank	77,715	13.22	47,016	8.00	$58,770	10.00%

Tier I capital (to risk-weighted assets):
Consolidated	74,973	12.67	23,667	4.00	N/A	N/A
Bank	70,344	11.97	23,508	4.00	35,262	6.00

Tier I capital (to average assets):
Consolidated	74,973	8.28	36,216	4.00	N/A	N/A
Bank	70,344	7.81	36,048	4.00	45,060	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$80,758	13.60%	$47,490	8.00%	N/A	N/A
Bank	76,154	12.92	47,170	8.00	$58,963	10.00%

Tier I capital (to risk-weighted assets):
Consolidated	73,167	12.33	23,745	4.00	N/A	N/A
Bank	68,754	11.66	23,585	4.00	35,378	6.00

Tier I capital (to average assets):
Consolidated	73,167	7.96	36,762	4.00	N/A	N/A
Bank	68,754	7.51	36,602	4.00	45,752	5.00

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, and including the risk factors identified in Item 1A of QNB’s 2012 Form 10-K, could affect the future financial results of the Company and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of QNB, which are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and predominant practices within the banking industry. The preparation of these consolidated financial statements requires QNB to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. QNB evaluates estimates on an on-going basis, including those related to the determination of the allowance for loan losses, the determination of the valuation of other real estate owned and foreclosed assets, other-than-temporary impairments on investment securities, the valuation of deferred tax assets, stock-based compensation and income taxes. QNB bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

There were no credit-related other-than-temporary impairment charges in the first quarter of 2013 or 2012.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the first quarter of 2013 of $2,408,000, or $0.74 per share on a diluted basis. This represents a slight decrease compared to net income of $2,471,000, or $0.77 per share on a diluted basis, for the same period in 2012.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 1.08% and 13.10%, respectively, for the quarter ended March 31, 2013 compared with 1.15% and 14.71%, respectively, for the quarter ended March 31, 2012.

Total assets as of March 31, 2013 were $918,780,000, compared with $919,874,000 at December 31, 2012. Total loans at March 31, 2013 were $477,402,000, compared with $477,733,000 at December 31, 2012, and total deposits at March 31, 2013 were $799,814,000, compared with $801,638,000 at December 31, 2012.

Net Interest Income and Net Interest Margin

Net interest income for the quarter ended March 31, 2013 totaled $6,333,000, a decrease of $473,000, or 6.9%, over the same period in 2012. Average earning assets for the first quarter of 2013 were $873,240,000, an increase of $37,089,000, or 4.4%, from the first quarter of 2012, with average investment securities increasing $51,907,000, or 15.3%, and average loans decreasing $10,817,000, or 2.2%, over the same period. On the funding side, average deposits increased $40,832,000, or 5.4%, to $794,780,000 for the first quarter of 2013 with growth occurring in average non-interest and interest bearing checking accounts, municipal deposits and savings accounts. During this same time period average borrowed funds decreased $8,137,000 to $33,059,000.

The prolonged low interest rate environment has continued to exert pressure on asset yields and the net interest margin as longer term assets reprice to lower interest rate levels while funding costs are near their implied floors. In addition, the change in the mix of earning assets with investment securities representing a larger proportion of earning assets has also impacted the average yield on earning assets and the net interest margin. The net interest margin for the first quarter of 2013 was 3.17% compared to 3.53% for the first quarter of 2012 and 3.19% for the fourth quarter of 2012. The average rate earned on earning assets declined 61 basis points from 4.41% for the first quarter of 2012 to 3.80% for the first quarter of 2013. When comparing the change in the yield on earning assets between the two first quarter periods, loans and investment securities declined from 5.37% and 3.20%, respectively, for the first quarter of 2012 to 4.91% and 2.51%, respectively, for the first quarter of 2013, a decline of 46 basis points and 69 basis points, respectively. In comparison, the cost of interest-bearing liabilities declined 28 basis points from 1.00% to 0.72% over the same time periods. The interest rate paid on interest-bearing deposits declined by 21 basis points to 0.70% for the first quarter of 2013 compared to the first quarter of 2012.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Total non-performing assets were $25,265,000 at March 31, 2013 compared with $24,273,000 as of December 31, 2012 and $23,234,000 as of March 31, 2012. Included in this classification are non-performing loans, other real estate owned (OREO) and repossessed assets, and non-performing pooled trust preferred securities. Total non-performing loans, which represent loans on non-accrual status, loans past due more than 90 days and still accruing interest, and restructured loans were $22,113,000, or 4.63% of total loans, at March 31, 2013 compared with $21,150,000, or 4.41% of total loans, at December 31, 2012 and $19,903,000, or 4.15% of total loans, at March 31, 2012. The main contributor to the increase compared to both of these periods is the level of restructured loans. Loans on non-accrual status were $17,465,000 at March 31, 2013 compared with $18,572,000 at December 31, 2012 and $17,064,000 at March 31, 2012. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Of the total amount of non-accrual loans at March 31, 2013, there were $9,369,000, or 53.6%, that were current at the end of the quarter.

QNB had OREO and other repossessed assets of $1,153,000 as of March 31, 2013 compared with $1,161,000 at December 31, 2012 and $1,277,000 at March 31, 2012. Non-performing pooled trust preferred securities are carried at fair value which was $1,999,000, $1,962,000, and $2,054,000 at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. The increase in the balance of non-performing pooled trust preferred securities compared to year end reflects an improvement in the fair value of these securities and not the purchase of additional securities.

QNB recorded no provision for loan losses in the first quarter of 2013 compared with $300,000 in the first quarter of 2012 and $300,000 in the fourth quarter of 2012. Net loan charge-offs were $421,000, or 0.36% annualized of total average loans, for the first quarter of 2013, compared with $85,000, or 0.07% annualized of total average loans, for the first quarter of 2012 and $245,000, or 0.20% annualized of total average loans, for the fourth quarter of 2012.

QNB's allowance for loan losses of $9,351,000 represents 1.96% of total loans at March 31, 2013 compared to an allowance for loan losses of $9,772,000, or 2.04% of total loans at December 31, 2012 and $9,456,000, or 1.97% of total loans at March 31, 2012.

Non-Interest Income

Total non-interest income was $1,748,000 for the first quarter of 2013, an increase of $182,000, or 11.6%, compared with the same period in 2012. Net gains on the sale of investment securities accounts for $34,000 of this total increase. QNB recorded $423,000 of net gains on the sale of investment securities during the first quarter of 2013 compared to net gains of $389,000 recognized in the first quarter of 2012. Included in the first quarter 2013 securities gains were $262,000 recorded on the sale of equity securities and $161,000 on sales of bonds, primarily mortgage-backed securities and collateralized mortgage obligations (CMOs). With the excellent performance of the U.S. equity markets in the first quarter of 2013, similar to the first quarter of 2012, QNB elected to sell some equity holdings and recognize gains. In the first quarter of 2012, QNB recorded gains of $386,000 on the sale of equity securities.

There was a $143,000 increase in other non-interest income related to improved mortgage servicing income, title company income and mutual fund and annuity income. During the fourth quarter of 2012, QNB changed vendors related to the mutual fund and annuity income and now provides securities and advisory services under the name of QNB Financial Services through Investment Professionals, Inc., a registered Broker/Dealer and Registered Investment Advisor. There has been a significant increase in revenue as a result of the change which contributed an additional $84,000 to the quarter. Mortgage servicing fees were $33,000 higher quarter over quarter primarily related to the reversal of a portion of the valuation allowance related to the fair value of mortgage servicing rights as calculated by an independent third-party. Title company income also increased $29,000 when comparing the first quarter of 2013 to 2012.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Non-Interest Expense

Total non-interest expense was $4,940,000 for the first quarter of 2013, an increase of $89,000, or 1.8% as compared to $4,851,000 for the first quarter of 2012. Much of the increase was related to the opening of two new branch locations in the first quarter of 2013. Net occupancy as well as furniture and fixtures expense increased $95,000, or 12.6%. The majority of this increase was attributable to higher depreciation expense, building repairs and maintenance and equipment maintenance costs. Also contributing to the change in non-interest expense was a $38,000, or 18.9%, increase in marketing expense as a result of advertising, public relations, sales promotions and donations costs. Partially offsetting these items was a reduction in salaries and benefits expense of $67,000, or 2.6%. The first quarter of 2012 included an accrual for incentive compensation. In addition, medical and dental benefit premiums and claims decreased approximately $19,000 comparing the first quarter of 2013 to 2012. Other non-interest expense also declined by $45,000, primarily due to lower costs related to OREO, comparing the three months ended March 31, 2013 to the same period in prior year.

These items noted in the foregoing overview, as well as others, will be discussed and analyzed more thoroughly in the next sections.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	March 31, 2013			March 31, 2012
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Federal funds sold	$-	-	$-	$-	-	$-
Investment securities:
U.S. Government agencies	98,135	1.17%	287	65,586	1.85%	303
State and municipal	84,365	5.02%	1,060	76,480	5.58%	1,067
Mortgage-backed and CMOs	199,988	2.13%	1,065	188,500	2.73%	1,287
Pooled trust preferred securities	3,519	0.18%	2	3,639	0.22%	2
Corporate debt securities	2,372	3.95%	23	2,456	4.08%	25
Equities	3,474	2.62%	22	3,285	4.18%	34
Total investment securities	391,853	2.51%	2,459	339,946	3.20%	2,718
Loans:
Commercial real estate	247,728	5.03%	3,075	256,720	5.43%	3,465
Residential real estate	28,511	4.67%	333	27,154	5.07%	344
Home equity loans	50,702	4.26%	533	51,836	4.60%	593
Commercial and industrial	99,664	4.43%	1,088	97,275	4.98%	1,205
Indirect lease financing	9,987	9.51%	237	12,156	9.23%	281
Consumer loans	2,199	6.57%	36	2,308	14.15%	81
Tax-exempt loans	32,676	5.06%	408	34,835	5.42%	469
Total loans, net of unearned income*	471,467	4.91%	5,710	482,284	5.37%	6,438
Other earning assets	9,920	0.32%	8	13,921	0.26%	9
Total earning assets	873,240	3.80%	8,177	836,151	4.41%	9,165
Cash and due from banks	11,182			10,634
Allowance for loan losses	(9,650)			(9,344)
Other assets	30,616			28,451
Total assets	$905,388			$865,892

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$107,743	0.24%	62	$95,830	0.34%	80
Municipals	79,504	0.43%	84	54,343	0.64%	87
Money market	74,308	0.21%	38	78,134	0.36%	71
Savings	197,942	0.46%	224	177,031	0.72%	315
Time	171,507	1.23%	521	184,068	1.38%	629
Time of $100,000 or more	95,067	1.39%	325	101,226	1.49%	374
Total interest-bearing deposits	726,071	0.70%	1,254	690,632	0.91%	1,556
Short-term borrowings	27,772	0.38%	26	20,899	0.52%	27
Long-term debt	5,287	4.75%	63	20,297	4.75%	244
Total interest-bearing liabilities	759,130	0.72%	1,343	731,828	1.00%	1,827
Non-interest-bearing deposits	68,709			63,316
Other liabilities	3,022			3,158
Shareholders' equity	74,527			67,590
Total liabilities and shareholders' equity	$905,388			$865,892
Net interest rate spread		3.08%			3.41%
Margin/net interest income		3.17%	$6,834		3.53%	$7,338

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

	Three Months Ended
	March 31, 2013 compared
	to March 31, 2012

	Total	Due to change in:
	Change	Volume	Rate
Interest income:
Federal funds sold	$-	$-	$-
Investment securities:
U.S. Government agencies	(16)	149	(165)
State and municipal	(7)	110	(117)
Mortgage-backed and CMOs	(222)	79	(301)
Pooled trust preferred securities	-	-	-
Corporate debt securities	(2)	(1)	(1)
Equities	(12)	1	(13)
Loans:
Commercial real estate	(390)	(149)	(241)
Residential real estate	(11)	17	(28)
Home equity loans	(60)	(18)	(42)
Commercial and industrial	(117)	20	(137)
Indirect lease financing	(44)	(51)	7
Consumer loans	(45)	(4)	(41)
Tax-exempt loans	(61)	(33)	(28)
Other earning assets	(1)	(2)	1
Total interest income	(988)	118	(1,106)
Interest expense:
Interest-bearing demand	(18)	9	(27)
Municipals	(3)	39	(42)
Money market	(33)	(4)	(29)
Savings	(91)	34	(125)
Time	(108)	(47)	(61)
Time of $100,000 or more	(49)	(26)	(23)
Short-term borrowings	(1)	9	(10)
Long-term debt	(181)	(181)	-
Total interest expense	(484)	(167)	(317)
Net interest income	$(504)	$285	$(789)

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three-month periods ended March 31, 2013 and 2012.

Three months ended March 31,	2013	2012
Total interest income	$7,676	$8,633
Total interest expense	1,343	1,827
Net interest income	6,333	6,806
Tax-equivalent adjustment	501	532
Net interest income (fully taxable-equivalent)	$6,834	$7,338

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

Net interest income decreased $473,000, or 6.9%, to $6,333,000 for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012. On a tax-equivalent basis, net interest income decreased $504,000, or 6.9%, from $7,338,000 for the three months ended March 31, 2012 to $6,834,000 for the same period ended March 31, 2013.

When comparing the two quarters, growth in deposits and the investment of these deposits into the securities portfolio was offset by a reduction in the net interest margin resulting in lower net interest income. Average earning assets grew by $37,089,000, or 4.4%, when comparing the first quarter of 2013 to the same period in 2012, with average investment securities increasing $51,907,000, or 15.3%, offset by average loans decreasing $10,817,000, or 2.2%. On the funding side, average deposits increased $40,832,000, or 5.4%, with average transaction accounts increasing $59,552,000, or 12.7%. The growth in transaction accounts was broad based across all product lines and all customer types with the largest increases centered in QNB's Online eSavings product and the deposits of several local school districts and municipalities. Offsetting a portion of this growth was a decline in average time deposits of $18,720,000 when comparing the first quarter 2013 with the same period in 2012.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

With the growth in earning assets occurring in the investment portfolio, the mix of earning assets changed which contributed to a decline in the net interest margin, as investment securities generally earn a lower yield than loans. The economy has shown signs of improvement, however many businesses and consumers are continuing to deleverage and remain reluctant to borrow. A low level of interest rates has been in place since 2008 and has resulted in lower yields earned on both loans and investment securities as well as lower rates paid on deposits and borrowed funds. During the beginning of this interest rate cycle, funding costs declined at a faster pace and to a greater degree than rates on earning assets resulting in an increasing net interest margin. However, since the second quarter of 2011 this trend has reversed as funding costs have approached bottom while yields on earning assets continue to reprice lower resulting in a lower net interest margin.

As a result of these historically low interest rates, over the past year, a significant amount of higher yielding bonds with call features were called and prepayments on mortgage-related securities increased, with these proceeds being reinvested in lower yielding investment securities. In addition, new loans are being originated at significantly lower rates, variable rate loans are repricing lower and many customers with fixed rates are requesting that their rates be modified lower. The net interest margin for the first quarter of 2013 was 3.17% compared to 3.53% for the first quarter of 2012 and 3.19% for the fourth quarter of 2012. Also negatively impacting both the yield on earning assets and the net interest margin are nonaccrual loans which remained relatively flat from $17,064,000 at March 31, 2012 to $17,465,000 at March 31, 2013.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis decreased $988,000, or 10.8%, to $8,177,000 for the first quarter of 2013, while total interest expense decreased $484,000, or 26.5%, to $1,343,000. Volume growth in earning assets contributed an additional $118,000 of interest income but was offset by a decline in interest income of $1,106,000 resulting from lower interest rates. With regard to interest expense, lower funding costs (interest rates paid) resulted in a decline in interest expense of $317,000 which was coupled with a $167,000 decrease in interest expense resulting from the decline in the volume of long-term debt.

The yield on earning assets on a tax-equivalent basis decreased 61 basis points from 4.41% for the first quarter of 2012 to 3.80% for the first quarter of 2013 and also declined by 31 basis points from the 4.11% reported for the fourth quarter of 2012. In comparison, the rate paid on interest-bearing liabilities decreased 28 basis points from 1.00% for the first quarter of 2012 to 0.72% for the first quarter of 2013 and decreased 14 basis points when compared to 0.86% reported in the fourth quarter of 2012.

Interest income on investment securities decreased $259,000 when comparing the two quarters as the increase in average balances could not offset the 69 basis point decline in the average yield of the portfolio. The average yield on the investment portfolio was 2.51% for the first quarter of 2013 compared with 3.20% for the first quarter of 2012. As noted previously, the decline in the yield on the investment portfolio is primarily the result of the extended period of low interest rates which has resulted in an increase in cash flow from the investment portfolio as prepayments speeds on mortgage-backed securities and CMOs accelerated as did the amount of calls of agency and municipal securities. The reinvestment of these funds was in securities that had lower yields than what they replaced. The growth in the investment portfolio was primarily in high-quality U.S. Government agency and agency issued mortgage-backed and CMO securities as well as in tax-exempt state and municipal bonds.

Income on Government agency securities decreased $16,000, as the 49.6% growth in average balances was offset by a 68 basis point decline in the yield from 1.85% for the first quarter of 2012 to 1.17% for the same period in 2013. Most of the bonds in the agency portfolio have call features ranging from three months to three years, many of which were exercised as a result of the low interest rate environment. The proceeds from these called bonds as well as liquidity from deposit growth were reinvested in securities with significantly lower yields.

Interest income on tax-exempt municipal securities decreased only $7,000 as the 10.3% growth in average balances stabilized the decrease in yield. The municipal securities sector of the portfolio had a yield decline of 56 basis points from 5.58% at March 31, 2012 to 5.02% at March 31, 2013.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Interest income on mortgage-backed securities and CMOs decreased $222,000 with an increase in average balances offsetting in part the significant impact of lower rates. Average balances increased $11,488,000, or 6.1%, to $199,988,000 when comparing the two periods and contributed $79,000 in additional income. The yield on the mortgage-backed and CMO portfolio decreased 60 basis points from 2.73% for the first quarter of 2012 to 2.13% for the first quarter of 2013, resulting in a $301,000 reduction in interest income. This portfolio was expanded because it provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested when interest rates eventually increase. With the historically low interest rate environment mortgage refinancing activity over the past three years was significant resulting in an increase in prepayments on these securities. Since most of these securities were purchased at a premium, prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

Income on loans decreased $728,000 to $5,710,000 when comparing the first quarters of 2013 and 2012 with the decline in the portfolio yield being the major reason. The yield on the loan portfolio decreased 46 basis points to 4.91% when comparing the same periods, resulting in a reduction in interest income of $510,000. When comparing the two quarters average balances decreased 2.2% resulting in a decrease of $218,000 in interest income. As a result of the decline in market rates and an increase in competition for quality loans, QNB lowered the rates offered on new loans and reduced rates on some existing loans.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans decreased $390,000 and was impacted by both the decline in yield and a decrease in average balances. The yield on commercial real estate loans was 5.03% for the first quarter of 2013, a decrease of 40 basis points from the 5.43% reported for the first quarter of 2012. Average balances decreased $8,992,000, or 3.5%, to $247,728,000, for the three months ended March 31, 2013 compared with the same quarter in 2012.

Income on commercial and industrial loans, the second largest category, decreased $117,000 and was impacted by a decline in yield though the average balance increased. Average commercial and industrial loans increased $2,389,000, or 2.5%, to $99,664,000 for the first quarter of 2013. The average yield on these loans decreased 55 basis points to 4.43% resulting in a decrease in income of $137,000. Many of the loans in this category are indexed to the prime interest rate and have floors.

Income on home equity loans declined by $60,000 when comparing the first quarter of 2013 and 2012. During this same time period average home equity loans decreased $1,134,000, or 2.2%, to $50,702,000, while the yield on the home equity portfolio decreased 34 basis points to 4.26%. The demand for home equity loans has declined as home values have fallen preventing some homeowners from having equity in their homes to borrow against while others have taken advantage of the low interest rates on mortgages and refinanced their home equity loans into a new mortgage. During the second quarter of 2013, QNB began to offer very attractive rates on both variable rate and fixed rate home equity loans in an attempt to increase demand.

Given the low yields on investment securities, management decided to retain some 15 year mortgages to borrowers with high credit scores and low loan to value ratios. As a result, average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $1,357,000, or 5.0%, to $28,511,000 for the first quarter of 2013. During this same period the average yield on the portfolio declined by 40 basis points to 4.67% for the first quarter of 2013 as mortgage rates continue to remain at historic lows. The net result was a slight decrease in interest income of $11,000.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

For the most part, earning assets are funded by deposits, which increased on average by $40,832,000, or 5.4%, to $794,780,000, when comparing the first quarters of 2013 and 2012. Total income on earning assets on a tax-equivalent basis decreased $988,000 when comparing the first quarter of 2013 to the first quarter of 2012 while total interest expense declined $484,000. Interest expense on total deposits decreased $302,000 while interest expense on borrowed funds decreased $182,000 when comparing the two quarters. The rate paid on interest-bearing liabilities decreased 28 basis points from 1.00% for the first quarter of 2012 to 0.72% for the first quarter of 2013. During this same period, the rate paid on interest-bearing deposits decreased 21 basis points from 0.91% to 0.70%. The reduction in the cost of funds reflects the prolonged exceptionally low interest rate environment over the past two years and the historic lows reached by Treasury rates.

The growth in deposits when comparing the first quarter of 2013 with the first quarter of 2012 was in accounts with greater liquidity, such as interest-bearing demand, interest-bearing municipal accounts, and savings deposits. Average interest-bearing demand accounts increased $11,913,000, or 12.4%, to $107,743,000 for the first quarter of 2013 compared to the first quarter of 2012; however, interest expense on interest-bearing demand accounts decreased $18,000 to $62,000 for the first quarter of 2013 as the average rate paid decreased from 0.34% for the first quarter of 2012 to 0.24% for the first quarter of 2013. Included in this category is QNB-Rewards checking, a higher-rate checking account product. The decrease in interest expense and the average rate paid on interest-bearing demand accounts is primarily the result of a reduction in the rate paid on QNB-Rewards checking. The rate paid on this account for the first quarter of 2012 was 1.25% on balances up to $25,000 and 0.50% for balances over $25,000 compared to 1.00% on balances up to $25,000 and 0.25% for balances over $25,000 during the first quarter of 2013. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the first quarter of 2013, the average balance in this product was $29,878,000 and the related interest expense was $52,000 for an average yield of 0.70%. In comparison, the average balance of the QNB-Rewards accounts for the first quarter of 2012 was $28,998,000 with a related interest expense of $72,000 and an average rate paid of 0.99%. Even with the reduction in the rates paid on the QNB-Rewards product, the yield of 1.00% for the first $25,000 and 0.25% on balances over $25,000, assuming qualifications are met, is still an attractive rate relative to competitors’ offerings as well as other QNB products. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $66,832,000 for the first quarter of 2012 to $77,865,000 for the first quarter of 2013. The average rate paid on these balances also increased slightly from 0.05% to 0.06% for the three month periods March 31, 2012 and 2013, respectively.

Interest expense on municipal interest-bearing demand accounts decreased $3,000 to $84,000 for the first quarter of 2013. The average balance of municipal interest-bearing demand accounts increased $25,161,000, or 46.3%, while the average interest rate paid on these accounts decreased from 0.64% for the first quarter of 2012 to 0.43% for the first quarter of 2013. Most of these accounts are tied directly to the Federal funds rate with most having rate floors between 0.25% and 0.75%. QNB was successful in increasing their relationships with several of these customers over the past year, accounting for the increase in balances.

Average money market accounts decreased $3,826,000, or 4.9%, to $74,308,000 for the first quarter of 2013 compared with the same period in 2012. When comparing these same periods interest expense on money market accounts decreased $33,000 to $38,000 and the average interest rate paid declined 15 basis points to 0.21% for the first quarter of 2013. The decline in interest expense and the rate paid is a function of the overall decline in market rates.

The QNB online eSavings account, introduced approximately three years ago, has been extremely successful and is the main reason for the growth of savings accounts to $197,942,000 at March 31, 2013. As market rates declined, the eSavings interest rate paid was also reduced and declined from 0.90% at March 31, 2012 to 0.50% at March 31, 2013. The average yield paid on these accounts was 0.56% for the first quarter of 2013 compared with a yield of 0.90% for the first quarter of 2012. The average balance of this product was $150,011,000 for the first quarter of 2013 compared to $127,642,000 for the first quarter of 2012 and contributed to the $20,911,000, or 11.8%, increase in total average savings accounts when comparing the two quarters. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category; however, decreased $1,458,000, or 3.0%, when comparing the first quarter 2013 average to the same 2012 quarter. The average rate paid on total savings accounts decreased 26 basis points from 0.72% for the first quarter of 2012 to 0.46% for the first quarter of 2013 and interest expense decreased 28.9% from $315,000 to $224,000 over the same period.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The repricing of time deposits at lower rates has had the greatest impact on total interest expense when comparing the two quarters. Total interest expense on time deposits decreased $157,000, or 15.7%, to $846,000 for the first quarter of 2013. Average total time deposits decreased by $18,720,000, or 6.6%, to $266,574,000 for the first quarter of 2013. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. Over the course of 2012 and the first three months of 2013 a significant amount of time deposits have continued to reprice lower as rates have declined. The average rate paid on time deposits decreased from 1.41% to 1.29% when comparing the first quarter of 2012 to the same period in 2013.

Approximately $150,472,000, or 56.6%, of time deposits at March 31, 2013 will reprice or mature over the next 12 months. The average rate paid on these time deposits is approximately 0.85%. Given the short-term nature of QNB’s time deposit portfolio and the current rates being offered, it is likely that the average rate paid on time deposits may continue to decline slightly in the near term as higher costing time deposits are repriced lower. However, given the short-term nature of these deposits interest expense could increase if short-term time deposit rates were to increase suddenly.

Short-term borrowings are primarily comprised of sweep accounts structured as repurchase agreements with our commercial customers. Interest expense on short-term borrowings decreased minimally from $27,000 for the first quarter of 2012 to $26,000 for the first quarter of 2013. When comparing these same periods average balances increased from $20,899,000 to $27,772,000 while the average rate paid declined from 0.52% to 0.38%.

QNB had approximately $5,300,000 of average long-term debt at an average rate of 4.75% for the first quarter of 2013 and $20,300,000 for the first quarter of and 2012. In April 2012, $15,000,000 of debt at a rate of 4.75% matured and was repaid. This resulted in a reduction of interest expense of $181,000 between the two periods.

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

Economic conditions over the past four years have contributed to high rates of unemployment and a softening of the residential and commercial real estate markets. These factors have had a negative impact on both consumers and small businesses and have contributed to higher than historical levels of net charge-offs and increases in specific reserves and in non-performing, impaired and classified loans. These factors and continued concerns related to economic conditions have resulted in elevated levels of the provision for loan losses and the allowance for loan losses. Since December 31, 2008, the start of the financial crisis, QNB has increased its allowance for loan losses from $3,836,000, or 0.95% of total loans, to $9,351,000, or 1.96% of total loans at March 31, 2013. Over the past year the allowance for loan losses has been relatively stable representing $9,772,000, or 2.05% of total loans at December 31, 2012, and $9,456,000, or 1.97% of total loans at March 31, 2012. The allowance for loan losses at March 31, 2013 is at a level that QNB management believes is adequate as of that date based on its analysis of known and inherent losses in the portfolio.

QNB recorded no provision for loan losses in the first quarter of 2013. This compares to provisions of $300,000 for the quarter ended March 31, 2012 and $300,000 for the quarter ended December 31, 2012. The lack of a provision for the first quarter reflects a slight decrease in total loans and the overall results of the analysis of the adequacy of the allowance for loan losses. Net loan charge-offs were $421,000, or 0.36% (annualized) of average total loans for the first quarter of 2013 compared with $85,000, or 0.07% (annualized) of average total loans for the first quarter of 2012 and $245,000, or 0.20% (annualized) of average total loans for the fourth quarter of 2012. Of the $421,000 in net charge-offs during the first quarter of 2013 almost 70% were fully reserved at December 31, 2012.

At March 31, 2013, non-performing loans totaled $22,113,000, as compared to $21,150,000 at December 31, 2012 and $19,903,000 at March 31, 2012. Non-performing loans have risen somewhat from 4.15% of total loans at March 31, 2012 to 4.63% at March 31, 2013. This increase was primarily the result of a $1,822,000 loan that was restructured to allow for a period of interest only payments during the first quarter of 2013. Loans on non-accrual status were $17,465,000 at March 31, 2013 compared with $18,572,000 at December 31, 2012 and $17,064,000 at March 31, 2012. Loans are placed on non-accrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on the updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Of the total amount of non-accrual loans at March 31, 2013, $9,369,000, or 53.6%, were current or past due less than 30 days at quarter end. While total non-performing loans have increased when comparing the first quarter of 2013 with the first quarter of the prior year, loans classified as substandard or doubtful, which includes non-performing loans, continues to improve. At March 31, 2013 substandard or doubtful loans totaled $44,408,000, a reduction of $9,653,000 from $54,061,000 as of March 31, 2012.

QNB had $302,000 of loans past due 90 days or more and still accruing interest at March 31, 2013 compared to none at December 31, 2012 and $171,000 at March 31, 2012. Total loans 30 days or more past due represented 2.52% of total loans at March 31, 2013 compared with 1.50% at December 31, 2012 and 1.81% at March 31, 2012.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans and indirect lease financing loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. At March 31, 2013 and December 31, 2012, the recorded investment in loans for which impairment has been identified totaled $31,917,000 and $32,304,000 of which $24,245,000 and $23,771,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $7,672,000 and $8,533,000 at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013 and December 31, 2012, the related allowance for loan losses associated with these loans was $2,146,000 and $2,701,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	March 31,	December 31,	March 31,
	2013	2012	2012
Non-accrual loans	$17,465	$18,572	$17,064
Loans past due 90 days or more and still accruing interest	302	-	171
Troubled debt restructured loans (not already included above)	4,346	2,578	2,668
Total non-performing loans	22,113	21,150	19,903
Other real estate owned and repossessed assets	1,153	1,161	1,277
Non-accrual investment securities	1,999	1,962	2,054
Total non-performing assets	$25,265	$24,273	$23,234

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$470,203	$480,068	$481,353
Total loans	477,402	477,733	479,474

Allowance for loan losses	9,351	9,772	9,456

Allowance for loan losses to:
Non-performing loans	42.29%	46.20%	47.51%
Total loans	1.96%	2.05%	1.97%
Average total loans	1.99%	2.04%	1.96%

Non-performing loans to total loans	4.63%	4.41%	4.15%
Non-performing assets to total assets	2.75%	2.64%	2.63%

An analysis of loan charge-offs for the three months ended March 31, 2013 compared to 2012 is as follows:

Three months ended March 31,	2013	2012
Net charge-offs	$421	$85

Net charge-offs (annualized) to:
Total loans	0.36%	0.07%
Average total loans	0.36%	0.07%
Allowance for loan losses	18.26%	3.60%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-Interest Income Comparison
			Change from
			prior year
Three months ended March 31,	2013	2012	Amount	Percent
Net gain on investment securities	$423	$389	$34	8.7%
Fees for services to customers	366	339	27	8.0%
ATM and debit card	352	364	(12)	-3.3%
Bank-owned life insurance	74	78	(4)	-5.1%
Merchant income	81	85	(4)	-4.7%
Net gain on sale of loans	225	227	(2)	-0.9%
Other	227	84	143	170.2%
Total	$1,748	$1,566	$182	11.6%

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and check card income, income on bank-owned life insurance, merchant income and gains and losses on the sale of investment securities and residential mortgage loans. Total non-interest income for the first quarter of 2013 was $1,748,000, an increase of $182,000, compared to $1,566,000 for the first quarter of 2012.

The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio in an effort to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio. Net investment securities gains were $423,000 for the quarter ended March 31, 2013 compared to $389,000 for the comparable quarter in 2012. Included in the first quarter of 2013 securities gains were $262,000 recorded on the sale of equity securities and $161,000 on sales of bonds, primarily mortgaged-backed securities and collateralized mortgage obligations. With the excellent performance of the U.S. equity markets in the first quarter of 2013, QNB elected to sell some equity holdings and recognize gains. In the first quarter of 2012, QNB recorded gains of $386,000 on the sale of equity securities as the U.S. equity markets had strong performance. There were no credit-related OTTI charges during the first quarter of 2013 or 2012.

Fees for services to customers were $366,000 for the first quarter of 2013, a $27,000, or 8.0%, increase from the same period in 2012. Overdraft income, representing approximately 67% of total fees for services to customers during the first quarter of 2013, increased by $26,000. The increase in overdraft income primarily reflects the positive impact of the introduction of an overdraft protection program on net overdraft income as the program reduced the amount of overdraft fees forgiven.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. The net gain on the sale of residential mortgage loans was virtually the same as last year at $225,000 for the quarter ended March 31, 2013. Although the overall gain was similar to prior year; the gain per loan was lower than prior year due to the impact of the interest rate environment at the time of sale. Proceeds from the sale of residential mortgages were $6,575,000 and $5,491,000 for the first quarters of 2013 and 2012, respectively.

There was a $143,000 increase in other non-interest income related to improved mortgage servicing income, title company income and mutual fund and annuity income. During the fourth quarter of 2012, QNB changed vendors related to the mutual fund and annuity income and now provides securities and advisory services under the name of QNB Financial Services through Investment Professionals, Inc., a registered Broker/Dealer and Registered Investment Advisor. There has been a significant increase in revenue as a result of the change which contributed an additional $84,000 to the quarter. Mortgage servicing fees were $33,000 higher quarter over quarter primarily related to the reversal of a portion of the valuation allowance related to the fair value of mortgage servicing rights as calculated by an independent third-party. When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to, and over, the period of net servicing income or loss. On a quarterly basis, servicing assets are assessed for impairment based on their fair value. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded.

QNB also provides title insurance as a member of Laurel Abstract Company LLC. Title company income also increased $29,000 when comparing the first quarter of 2013 to 2012.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
			Change from
			prior year
Three months ended March 31,	2013	2012	Amount	Percent
Salaries and employee benefits	$2,559	$2,626	$(67)	-2.6%
Net occupancy	436	424	12	2.8%
Furniture and equipment	413	330	83	25.2%
Marketing	239	201	38	18.9%
Third-party services	374	339	35	10.3%
Telephone, postage and supplies	181	150	31	20.7%
State taxes	172	160	12	7.5%
FDIC insurance premiums	170	180	(10)	-5.6%
Other	396	441	(45)	-10.2%
Total	$4,940	$4,851	$89	1.8%

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services, FDIC insurance premiums, regulatory assessments and taxes and various other operating expenses. Total non-interest expense was $4,940,000 for the first quarter of 2013, an increase of $89,000, or 1.8%, compared to the first quarter of 2012. QNB’s overhead efficiency ratio, which represents the percentage of each dollar of revenue that is used for non-interest expense, is calculated by taking non-interest expense divided by net operating revenue on a tax-equivalent basis. The Bank’s efficiency ratios were 62.5% and 60.1% for the three months ended March 31, 2013 and 2012, respectively, and compare favorably with Pennsylvania commercial banks with assets between $500 million and $1 billion which had an average efficiency ratio of 72.4% for the fourth quarter of 2012, the most recent period available.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Salaries and benefits is the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense for the first quarter of 2013 were $2,559,000, a decrease of $67,000, or 2.6%, from the $2,626,000 reported in the first quarter of 2012. The first quarter of 2012 included an accrual for incentive compensation of approximately $96,000. In addition, medical and dental benefit premiums and claims decreased approximately $19,000 comparing the first quarter of 2013 to 2012. Partially offsetting some of these declines were promotion and merit increases.

Net occupancy as well as furniture and fixtures expense increased $95,000, or 12.6%. The majority of this increase was attributable to higher depreciation expense, building repairs and maintenance and equipment maintenance costs. Much of the increase was related to the opening of two new locations during the first quarter, a full-service branch in Colmar, PA and a business office in Warminster, PA.

Marketing expense increased $38,000, or 18.9%, to $239,000 for the quarter ended March 31, 2013. Increases in advertising, public relations, sales promotions which were higher in large part as a result of the two new locations mentioned previously that opened in the first quarter. Donations costs were also higher when compared to the first quarter of 2012. QNB contributes to many not-for-profit organizations and clubs and sponsors many local events in the communities it serves.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $35,000, or 10.3%, to $374,000 for the three months ended March 31, 2013 when compared to the same period in 2012.

State tax expense represents the accrual of the Pennsylvania shares tax, which is based on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $172,000 for the first quarter of 2013, an increase of $12,000 compared to the same period in 2012. The Bank’s Pennsylvania Shares Tax was $172,000 for the first quarter of 2013, an increase of $14,000 resulting from an increase in the Bank’s equity.

Other non-interest expense declined $45,000, or 10.2%, to $396,000 for the first quarter of 2013. The majority of the decrease relates to expenses associated with other real estate owned. These expenses include taxes, insurance and maintenance costs related to the properties held by the Bank.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 2013, QNB’s net deferred tax asset was $2,001,000. The primary components of deferred taxes are a deferred tax asset of $3,179,000 relating to the allowance for loan losses, a deferred tax asset of $169,000 generated by OTTI charges on equity securities and a deferred tax asset of $432,000 related to OTTI charges on trust preferred securities. Partially offsetting these deferred tax assets was a deferred tax liability of $1,791,000 resulting from unrealized gains on available-for-sale securities. As of March 31, 2012, QNB’s net deferred tax asset was $1,172,000. The primary components of deferred taxes are a deferred tax asset of $3,215,000 relating to the allowance for loan losses, a deferred tax asset of $134,000 generated by OTTI charges on equity securities and a deferred tax asset of $435,000 related to OTTI charges on trust preferred securities. Partially offsetting these deferred tax assets was a deferred tax liability of $2,304,000 resulting from unrealized gains on available-for-sale securities.

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

Applicable income tax expense was $733,000 for the three-month period ended March 31, 2013 compared to $750,000 for the three-month period ended March 31, 2012. The effective tax rate for 2013 was unchanged at 23.3% when comparing the first quarter of 2013 to the first quarter of 2012.

FINANCIAL CONDITION ANALYSIS

The following balance sheet analysis compares average balance sheet data for the three months ended March 31, 2013 and 2012, as well as the period ended balances as of March 31, 2013 and December 31, 2012.

Average earning assets for the three-month period ended March 31, 2013 increased $37,089,000, or 4.4%, to $873,240,000 from $836,151,000 for the three months ended March 31, 2012. The mix of earning assets has changed somewhat when comparing the two periods. Average loans decreased $10,817,000, or 2.2%, while average investment securities increased $51,907,000, or 15.3%. Average loans represented 54.0% of earning assets for the first three months of 2013, while average investment securities represented 44.9% of earning assets for the same period. This compares to 57.7% and 40.7%, respectively, for the first three months of 2012. Average other earning assets, which includes Federal Reserve deposits, decreased $4,001,000, or 28.7%, when comparing these same periods. Given the slow-down in loan growth and the relatively low yield of 0.25% on interest-bearing deposits at the Federal Reserve Bank, the decision was made to try and stay as fully invested as possible, while still retaining adequate liquidity.

QNB’s primary business is accepting deposits and making loans to meet the credit needs of the communities it serves. Loans are the most significant component of earning assets and growth in loans to small businesses and residents of these communities has been a primary focus of QNB. Inherent within the lending function is the evaluation and acceptance of credit risk and interest rate risk. QNB manages credit risk associated with its lending activities through portfolio diversification, underwriting policies and procedures and loan monitoring practices. Loan growth over the past 12 months has remained relatively flat. Businesses and consumers appear to be holding off investing in new equipment or any other type of financing and are paying down their lines with excess cash. Despite the lack of demand QNB is committed to make credit available to its customers.

Average total commercial loans decreased $6,603,000 when comparing the first three months of 2013 to the first three months of 2012. Commercial and industrial loans increased $2,389,000, or 2.5%, to $99,664,000. Commercial and industrial loans represent commercial purpose loans that are either secured by collateral other than real estate or unsecured. Many of these loans are for operating lines of credit. Average loans secured by real estate, either commercial or residential properties decreased $8,992,000, or 3.5%, when comparing the average balances for the three month periods while average tax-exempt loans to state and municipal organizations decreased $2,159,000, or 6.2%, over the same time period.

Average home equity loans declined from $51,836,000 for the first quarter of 2012 to $50,702,000 for the first three months of 2013. As mortgage interest rates remain at historic lows, customers continue to pay down their home equity loans when they refinance their first mortgage. The Bank began a home equity loan promotion as of March 1, 2013 and has initially received a strong response to the product offering.

Total investment securities were $398,447,000 at March 31, 2013 and $401,648,000 at December 31, 2012. The composition of the portfolio is little changed since December 31, 2012.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

QNB does own CDOs in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by banks or bank holding companies, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. QNB holds seven of these securities with an amortized cost of $3,519,000 and a fair value of $1,999,000 at March 31, 2013. There was no credit-related other-than-temporary impairment charge in the first quarter of 2013 or 2012. It is possible that future calculations could require recording additional other-than-temporary impairment charges through earnings. For additional detail on these securities see Note 7 Investment Securities and Note 9 Fair Value Measurements and Disclosures.

For the most part, earning assets are funded by deposits. Total average deposits increased $40,832,000, or 5.4%, to $794,780,000 for the first three months of 2013 compared to the first three months of 2012. Customers are continuing to look for the safety and stability of a strong local community bank as opposed to the volatility of the equity markets and the uncertainty of the larger regional and national banks.

Average interest-bearing demand and municipal accounts increased $ 11,913,000, or 12.4%, and $25,161,000, or 46.3%, respectively, when comparing the first three months of 2013 and 2012. Business accounts are the primary factor behind the growth of the interest-bearing demand accounts while the growth in relationships with a couple of school districts contributed to the increase in municipal balances. Savings accounts increased $20,911,000, or 11.8%, to $197,942,000 for the first quarter of 2013 due to the continued success of QNB’s Online eSavings. Average non-interest bearing demand accounts increased $5,393,000 or 8.5%, when comparing the three month periods. Total average time deposits decreased $18,720,000 , or 6.6%, when comparing the two quarters as customers continue to look for the liquidity of transaction accounts and are hesitant to lock in longer term deposits at low rates.

Total assets at March 31, 2013 were $918,780,000 compared with $919,874,000 at December 31, 2012, relatively unchanged between the periods. Interest-bearing deposits in banks increased $10,640,000 when comparing December 31, 2012 to March 31, 2013. Total loans also remained relatively unchanged when compared to December 31, 2012 and were $477,402,000 at March 31, 2013. As discussed previously the demand for loans by businesses and consumers continues to be low.

On the liability side, total deposits decreased marginally to $799,814,000 at March 31, 2013 compared to the December 31, 2012 balances. Similar to prior periods, the growth was centered in lower-cost core deposits, including savings accounts which increased $10,999,000, or 5.7%, to $202,336,000. This increase was partially offset as money market accounts, primarily business accounts, decreased $7,594,000, or 10.0%, from $76,047,000 at December 31, 2012 to $68,453,000 at March 31, 2013. These deposits can be volatile depending on the timing of deposits and withdrawals. Time deposits decreased $3,332,000, or 1.2%, from $269,234,000 at December 31, 2012 to $265,902,000 at March 31, 2013 as customers continue to look for liquidity in anticipation of rising interest rates.

Short-term borrowings declined $3,615,000 from $32,488,000 at December 31, 2012 to $28,873,000 at March 31, 2013. The majority of these balances are commercial sweep accounts which are also volatile based on businesses receipt and disbursement of funds.

LIQUIDITY

Liquidity represents an institution’s ability to generate cash or otherwise obtain funds at reasonable rates to satisfy demand for loans and deposit withdrawals. QNB attempts to manage its mix of cash and interest-bearing balances, Federal funds sold and investment securities in an attempt to match the volatility, seasonality, interest sensitivity and growth trends of its loans and deposits. The Company manages its liquidity risk by measuring and monitoring its liquidity sources and estimated funding needs. Liquidity is provided from asset sources through repayments and maturities of loans and investment securities. The portfolio of investment securities classified as available for sale and QNB's policy of selling certain residential mortgage originations in the secondary market also provide sources of liquidity. Core deposits and cash management repurchase agreements have historically been the most significant funding source for QNB. These deposits and repurchase agreements are generated from a base of consumers, businesses and public funds primarily located in the Company’s market area.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At March 31, 2013, the Bank had a maximum borrowing capacity with the FHLB of approximately $216,838,000. The maximum borrowing capacity changes as a function of qualifying collateral assets. QNB has no outstanding borrowings with the FHLB at March 31, 2013. In addition, the Bank maintains two unsecured Federal funds lines with two correspondent banks totaling $18,000,000. At March 31, 2013, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn. As part of its contingency funding plan, QNB successfully tested its ability to borrow from these sources during the fourth quarter of 2012.

Total cash and cash equivalents, available-for-sale investment securities and loans held-for-sale totaled $419,425,000 and $418,571,000 at March 31, 2013 and December 31, 2012, respectively. The sources and level of liquidity maintained should be adequate to meet normal fluctuations in loan demand or deposit withdrawals. With the current low interest rate environment, it is anticipated that the investment portfolio will continue to provide significant liquidity as agency and municipal bonds are called and as cash flow on mortgage-backed and CMO securities continues to be steady. In the event that interest rates would increase the cash flow available from the investment portfolio could decrease.

Approximately $162,673,000 and $170,433,000 of available-for-sale securities at March 31, 2013 and December 31, 2012, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at March 31, 2013 was $78,450,000, or 8.54% of total assets, compared to shareholders' equity of $77,623,000, or 8.44% of total assets, at December 31, 2012. Shareholders’ equity at March 31, 2013 and December 31, 2012 included a positive adjustment of $3,477,000 and $4,456,000, respectively, related to unrealized holding gains, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 8.16% and 7.95% at March 31, 2013 and December 31, 2012, respectively.

Average shareholders' equity and average total assets were $74,527,000 and $905,388,000 for the first three months of 2013, an increase of 6.2% and 1.3%, respectively, from the averages for the year ended December 31, 2012. The ratio of average total equity to average total assets was 8.23% for the first three months of 2013 compared to 7.86% for all of 2012.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table sets forth consolidated information for QNB Corp.:

	March 31,	December 31,
Capital Analysis	2013	2012
Tier I
Shareholders' equity	$78,450	$77,623
Net unrealized securities gains, net of tax	(3,477)	(4,456)
Total Tier I risk-based capital	74,973	73,167

Tier II
Allowable portion: Allowance for loan losses	7,420	7,449
Unrealized gains on equity securities, net of tax	166	142
Total risk-based capital	$82,559	$80,758
Risk-weighted assets	$591,678	$593,630
Average assets	$905,388	$919,040

	March 31,	December 31,
Capital Ratios	2013	2012
Tier I capital/risk-weighted assets	12.67%	12.33%
Total risk-based capital/risk-weighted assets	13.95%	13.60%
Tier I capital/average assets (leverage ratio)	8.28%	7.96%

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for the total risk-based capital and 4.00% for leverage. All capital ratios have improved from December 31, 2012 as the Tier I and total risk based capital levels have increased while the risk-weighted assets and quarterly average assets have declined since year end.

During the first quarter of 2010, QNB began offering a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $250,000 to capital during first three months of 2013.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of March 31, 2013, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There has been no additional shares repurchased under the plan since the first quarter of 2009.

Continuing to impact risk-weighted assets is the $25,319,000 of risk-weighted assets due to mezzanine tranches of pooled trust preferred securities that were downgraded below investment grade during the first quarter of 2009. Although the amortized cost of these securities was only $3,519,000 at March 31, 2013, regulatory guidance required an additional $25,319,000 to be included in risk-weighted assets. The Bank utilized the method as outlined in the Call Report Instructions for an available-for-sale bond that has not triggered the Low Level Exposure (LLE) rule. The mezzanine tranches of CDOs that utilized this method of risk-weighting are five out of seven pooled trust preferred securities (PreTSLs) held by the Bank as of March 31, 2013. The other two pooled trust preferred securities have only one tranche remaining so the treatment noted above does not apply.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At March 31, 2013 and December 31, 2012, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

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

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

MARCH 31, 2013

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

January 1, 2013 through January 31, 2013	-	-	-	42,117
February 1, 2013 through February 28, 2013	-	-	-	42,117
March 1, 2013 through March 31, 2013	-	-	-	42,117
Total	-	-	-	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3(i)	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrants Form DEF 14-A filed with the Commission on April 15, 2005).

Exhibit 3(ii)	Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrants Form 8-K filed with the Commission on January 23, 2006).

Exhibit 11	Statement Re: Computation of Earnings Per Share. (Included in Part I, Item I, hereof.)

Exhibit 31.1	Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Section 906 Certification of Chief Financial Officer

The following Exhibits are being furnished* as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

*	These interactive data files are being furnished as part of this Quarterly Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QNB Corp.

Date:	May 15, 2013	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date:	May 15, 2013	By:	/s/ Bret H. Krevolin
Bret H. Krevolin
Chief Financial Officer

