Form 10-Q
period 2013-06-30
QNB CORP
filed 2013-08-14
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                               June 30, 2013

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✔ No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _✔    No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____                         Accelerated filer

Non-accelerated filer ____                           Smaller Reporting Company ✔

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No    ✔

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common Stock, par value $0.625	3,253,559

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED JUNE 30, 2013

INDEX

PART I - FINANCIAL INFORMATION

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data) (unaudited)
	June 30, 2013	December 31, 2012
Assets
Cash and due from banks	$11,940	$14,859
Interest-bearing deposits in banks	3,957	594
Total cash and cash equivalents	15,897	15,453

Investment securities
Available-for-sale (amortized cost $383,419 and $394,750)	380,364	401,502
Held-to-maturity (fair value $163 and $166)	146	146
Restricted investment in bank stocks	1,837	2,244
Loans held-for-sale	1,328	1,616
Loans receivable	489,215	477,733
Allowance for loan losses	(9,431)	(9,772)
Net loans	479,784	467,961
Bank-owned life insurance	10,226	10,074
Premises and equipment, net	9,600	8,973
Accrued interest receivable	2,981	2,803
Other assets	8,666	9,102
Total assets	$910,829	$919,874

Liabilities
Deposits
Demand, non-interest bearing	$74,682	$73,685
Interest-bearing demand	197,738	191,335
Money market	65,810	76,047
Savings	204,510	191,337
Time	162,082	173,889
Time of $100,000 or more	91,091	95,345
Total deposits	795,913	801,638
Short-term borrowings	32,851	32,488
Long-term debt	5,282	5,287
Accrued interest payable	407	487
Other liabilities	2,140	2,351
Total liabilities	836,593	842,251

Shareholders' Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,418,128 shares and 3,392,572 shares issued; 3,253,559 and 3,228,003 shares outstanding	2,136	2,121
Surplus	13,304	12,787
Retained earnings	63,288	60,735
Accumulated other comprehensive (loss) income, net of tax	(2,016)	4,456
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	74,236	77,623
Total liabilities and shareholders' equity	$910,829	$919,874

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except share data - unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income
Interest and fees on loans	$5,594	$6,163	$11,170	$12,441
Interest and dividends on investment securities:
Taxable	1,351	1,558	2,745	3,200
Tax-exempt	672	693	1,371	1,397
Interest on interest-bearing balances and other interest income	7	10	14	19
Total interest income	7,624	8,424	15,300	17,057

Interest expense
Interest on deposits
Interest-bearing demand	156	159	302	326
Money market	35	66	73	137
Savings	202	315	426	630
Time	494	612	1,015	1,241
Time of $100,000 or more	311	375	636	749
Interest on short-term borrowings	27	26	53	53
Interest on long-term debt	63	95	126	339
Total interest expense	1,288	1,648	2,631	3,475
Net interest income	6,336	6,776	12,669	13,582
Provision for loan losses	100	-	100	300
Net interest income after provision for loan losses	6,236	6,776	12,569	13,282

Non-interest income
Total other-than-temporary impairment loss on investment securities	(43)	-	(43)	-
Less: Portion of loss recognized in other comprehensive income (before taxes)	-	-	-	-
Net other-than temporary impairment losses on investment securities	(43)	-	(43)	-
Net gain on sale of investment securities	136	141	559	530
Net gain on investment securities	93	141	516	530
Fees for services to customers	369	345	735	684
ATM and debit card	378	367	730	731
Bank-owned life insurance	75	78	149	156
Merchant Income	101	101	182	186
Net gain on sale of loans	98	231	323	458
Other	125	63	352	147
Total non-interest income	1,239	1,326	2,987	2,892

Non-interest expense
Salaries and employee benefits	2,673	2,548	5,232	5,174
Net occupancy	415	397	851	821
Furniture and equipment	417	373	830	703
Marketing	251	256	490	457
Third party services	386	365	760	704
Telephone, postage and supplies	159	156	340	306
State taxes	173	167	345	327
FDIC insurance premiums	183	162	353	342
Other	434	404	830	845
Total non-interest expense	5,091	4,828	10,031	9,679
Income before income taxes	2,384	3,274	5,525	6,495
Provision for income taxes	490	769	1,223	1,519
Net income	$1,894	$2,505	$4,302	$4,976
Earnings per share - basic	$0.58	$0.79	$1.33	$1.56
Earnings per share - diltued	$0.58	$0.78	$1.32	$1.55
Cash dividends per share	$0.27	$0.26	$0.54	$0.52

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(in thousands - unaudited)
Three months ended June 30,	2013			2012
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$2,384	$490	$1,894	$3,274	$769	$2,505
Other comprehensive income:
Net unrealized holding gains on securities:
Unrealized holding (losses) gains arising during the period	(8,231)	(2,799)	(5,432)	396	135	261
Reclassification adjustment for gains included in net income	(93)	(32)	(61)	(141)	(48)	(93)
Other comprehensive (loss) income	(8,324)	(2,831)	(5,493)	255	87	168
Total comprehensive (loss) income	$(5,940)	$(2,341)	$(3,599)	$3,529	$856	$2,673

Six months ended June 30,	2013			2012
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$5,525	$1,223	$4,302	$6,495	$1,519	$4,976
Other comprehensive income:
Net unrealized holding gains on securities:
Unrealized holding (losses) gains arising during the period	(9,291)	(3,159)	(6,132)	494	168	326
Reclassification adjustment for gains included in net income	(516)	(176)	(340)	(530)	(180)	(350)
Other comprehensive (loss) income	(9,807)	(3,335)	(6,472)	(36)	(12)	(24)
Total comprehensive (loss) income	$(4,282)	$(2,112)	$(2,170)	$6,459	$1,507	$4,952

The accompanying notes are an integral part of the consolidated financial statements

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(in thousands, except share data - unaudited)	Number of Shares Outstanding	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2012	3,228,003	$2,121	$12,787	$60,735	$4,456	$(2,476)	$77,623
Net income		-	-	4,302	-	-	4,302
Other comprehensive loss, net of tax		-	-	-	(6,472)	-	(6,472)
Cash dividends declared ($0.54 per share)		-	-	(1,749)	-	-	(1,749)
Stock issued in connection with dividend reinvestment and stock purchase plan	19,498	12	436	-	-	-	448
Stock issued for employee stock purchase plan	1,913	1	39	-	-	-	40
Stock issued for options exercised	4,145	2	10	-	-	-	12
Tax benefit of stock options exercised		-	2	-	-	-	2
Stock-based compensation expense		-	30	-	-	-	30
Balance, June 30, 2013	3,253,559	$2,136	$13,304	$63,288	$(2,016)	$(2,476)	$74,236

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
Six months ended June 30,	2013	2012
Operating Activities
Net income	$4,302	$4,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	567	472
Provision for loan losses	100	300
Net gain on investment securities available-for-sale	(516)	(530)
Net loss (gain) on sale of repossessed assets	85	(5)
Net gain on sale of loans	(323)	(458)
Proceeds from sales of residential mortgages held-for-sale	10,955	11,942
Origination of residential mortgages held-for-sale	(10,344)	(11,138)
Income on bank-owned life insurance	(149)	(156)
Stock-based compensation expense	30	42
Deferred income tax provision	41	(47)
Net (decrease) increase in income taxes payable	(45)	70
Net increase in accrued interest receivable	(178)	(17)
Amortization of mortgage servicing rights and change in valuation allowance	24	95
Net amortization of premiums and discounts on investment securities	1,073	958
Net decrease in accrued interest payable	(80)	(280)
Decrease (increase) in other assets	3,650	(316)
Decrease in other liabilities	(211)	(64)
Net cash provided by operating activities	8,981	5,844
Investing Activities
Proceeds from payments, maturities and calls of investment securities available-for-sale	79,731	78,563
held-to-maturity	-	1,040
Proceeds from the sale of investment securities available-for-sale	12,387	15,798
Purchases of investment securities available-for-sale	(81,345)	(105,528)
Proceeds from redemption of investment in restricted bank stock	479	139
Purchase of restricted bank stock	(72)	-
Net increase in loans	(11,959)	(1,933)
Net purchases of premises and equipment	(1,194)	(1,112)
Proceeds from sales of repossessed assets	50	215
Net cash used in investing activities	(1,923)	(12,818)
Financing Activities
Net increase in non-interest bearing deposits	997	3,006
Net (decrease) increase in interest-bearing deposits	(6,722)	27,289
Net increase in short-term borrowings	363	2,549
Repayments of long-term debt	(5)	(15,006)
Tax benefit from exercise of stock options	2	4
Cash dividends paid, net of reinvestment	(1,559)	(1,500)
Proceeds from issuance of common stock	310	340
Net cash (used in) provided by financing activities	(6,614)	16,682
Increase in cash and cash equivalents	444	9,708
Cash and cash equivalents at beginning of year	15,453	10,555
Cash and cash equivalents at end of period	$15,897	$20,263
Supplemental Cash Flow Disclosures
Interest paid	$2,711	$3,755
Income taxes paid	1,225	1,490
Non-cash transactions:
Transfer of loans to repossessed assets or other real estate owned	36	532

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2012 Annual Report incorporated in the Form 10-K. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2013, for items that should potentially be recognized or disclosed in these financial statements.

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

Stock-based compensation expense was approximately $24,000 and $26,000 for the three months ended June 30, 2013 and 2012, respectively, and $30,000 and $42,000 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there was approximately $121,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 31 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorized the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest ratably over a three-year period. As of June 30, 2013, there were 225,058 options granted, 30,444 options forfeited, 164,814 options exercised and 29,800 options outstanding under this Plan. The 1998 Plan expired on March 10, 2008.

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of June 30, 2013, there were 143,200 options granted, 45,000 options forfeited, 11,100 options exercised, and 87,100 options outstanding under this Plan. The 2005 Plan expires March 15, 2015.

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

Six months ended June 30,	2013	2012
Risk free interest rate	0.35%	0.39%
Dividend yield	4.26	4.68
Volatility	34.10	33.81
Expected life (years)	5.00	5.00

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term approximating the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the first six months of 2013 and 2012 was $4.52 and $3.81, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

3. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY (continued)

Stock option activity during the six months ended June 30, 2013 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2012	128,225	22.72
Granted	20,000	23.20
Exercised	(28,725)	20.35
Forfeited	(2,600)	19.79
Outstanding at June 30, 2013	116,900	$23.45	2.41	$370
Exercisable at June 30, 2013	55,900	$25.52	1.16	$190

4. SHARE REPURCHASE PLAN

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. There were no shares repurchased during the six months ended June 30, 2013. As of June 30, 2013, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

5. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator for basic and diluted earnings per share - net income	$1,894	$2,505	$4,302	$4,976
Denominator for basic earnings per share - weighted average shares outstanding	3,243,867	3,190,552	3,238,020	3,185,728
Effect of dilutive securities - employee stock options	12,088	17,774	11,048	14,865
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,255,955	3,208,326	3,249,068	3,200,593
Earnings per share - basic	$0.58	$0.79	$1.33	$1.56
Earnings per share - diluted	$0.58	$0.78	$1.32	$1.55

There were 49,800 stock options that were anti-dilutive for both the three and six-month periods ended June 30, 2013. There were 52,300 stock options that were anti-dilutive for both the three and six-month periods ended June 30, 2012. These stock options were not included in the above calculation.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

6. COMPREHENSIVE INCOME

The following shows the components of accumulated other comprehensive income at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Unrealized net holding (losses) gains on available-for-sale securities	$(2,184)	$7,736
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	(871)	(984)
Accumulated other comprehensive (loss) income	(3,055)	6,752
Tax effect	1,039	(2,296)
Accumulated other comprehensive (loss) income, net of tax	$(2,016)	$4,456

The following table presents amounts reclassified out of accumulated other comprehensive income for the six months ended June 30, 2013:

Details about accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement of income
Unrealized net holding gains on available-for-sale securities	$559	Net gain on sale of investment securities
Other-than-temporary losses on investment securities	(43)	Net other-than-temporary impairment losses on investment securities
	516
Tax effect	(176)	Provision for income taxes
Total reclass out of accumulated other comprehensive income, net of tax	$340	Net of tax

7. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities available-for-sale at June 30, 2013 and December 31, 2012 were as follows:

June 30, 2013	Fair value	Gross unrealized holding gains	Gross unrealized holding losses	Amortized cost
U.S. Government agency securities	$70,474	$251	$1,455	$71,678
State and municipal securities	86,715	1,472	1,331	86,574
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	126,945	1,493	1,694	127,146
Collateralized mortgage obligations (CMOs)	85,678	679	1,483	86,482
Pooled trust preferred securities	2,091	81	1,509	3,519
Corporate debt securities	3,991	16	31	4,006
Equity securities	4,470	526	70	4,014
Total investment securities available-for-sale	$380,364	$4,518	$7,573	$383,419

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

December 31, 2012	Fair value	Gross unrealized holding gains	Gross unrealized holding losses	Amortized cost
U.S. Government agency securities	$104,130	$750	$19	$103,399
State and municipal securities	86,789	3,141	91	83,739
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	107,973	3,169	33	104,837
Collateralized mortgage obligations (CMOs)	94,091	1,188	155	93,058
Pooled trust preferred securities	1,962	51	1,608	3,519
Corporate debt securities	2,502	44	-	2,458
Equity securities	4,055	402	87	3,740
Total investment securities available-for-sale	$401,502	$8,745	$1,993	$394,750

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at June 30, 2013 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

June 30, 2013	Fair value	Amortized cost
Due in one year or less	$9,498	$9,349
Due after one year through five years	202,245	201,228
Due after five years through ten years	119,304	122,291
Due after ten years	44,847	46,537
Equity securities	4,470	4,014
Total investment securities available-for-sale	$380,364	$383,419

Proceeds from sales of investment securities available-for-sale were approximately $12,387,000 and $15,798,000 for the six months ended June 30, 2013 and 2012, respectively.

At June 30, 2013 and December 31, 2012, investment securities available-for-sale totaling approximately $163,410,000 and $170,433,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

	Six months ended June 30, 2013				Six months ended June 30, 2012
	Gross realized gains	Gross realized losses	Other-than- temporary impairment losses	Net gains	Gross realized gains	Gross realized losses	Other-than- temporary impairment losses	Net gains
Equity securities	$369	$-	$(43)	$326	$427	$-	$-	$427
Debt securities	190	-	-	190	107	(4)	-	103
Total	$559	$-	$(43)	$516	$534	$(4)	$-	$530

The tax expense applicable to the net realized gains for the six-month periods ended June 30, 2013 and 2012 amounted to approximately $176,000 and $180,000, respectively.

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

The following table presents a roll forward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the year. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized on debt securities in the first six months of 2013 or 2012.

The following table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Six months ended June 30,	2013	2012
Balance, beginning of period	$1,271	$1,279
Reductions: gain on payoff	-	-
Additions:
Initial credit impairments	-	-
Subsequent credit impairments	-	-
Balance, end of period	$1,271	$1,279

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The amortized cost and estimated fair values of investment securities held-to-maturity at June 30, 2013 and December 31, 2012 were as follows:

Held-To-Maturity
	June 30, 2013				December 31, 2012
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
State and municipal securities	$146	$17	-	$163	$146	$20	-	$166

The amortized cost and estimated fair value of securities held-to-maturity by contractual maturity at June 30, 2013 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2013	Fair value	Amortized cost
Due in one year or less	-	-
Due after one year through five years	$163	$146
Due after five years through ten years	-	-
Due after ten years	-	-
Total investment securities held-to-maturity	$163	$146

There were no sales of investment securities classified as held-to-maturity during the six months ended June 30, 2013 or 2012.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012:

June 30, 2013
		Less than 12 months		12 months or longer		Total
	No. of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government agency securities	43	$53,172	$1,455	-	-	$53,172	$1,455
State and municipal securities	73	32,706	1,331	-	-	32,706	1,331
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	45	68,335	1,694	-	-	68,335	1,694
Collateralized mortgage obligations (CMOs)	45	57,461	1,458	$1,507	$25	58,968	1,483
Pooled trust preferred securities	5	-	-	1,708	1,509	1,708	1,509
Corporate debt securities	3	2,972	31	-	-	2,972	31
Equity securities	6	675	47	133	23	808	70
Total	220	$215,321	$6,016	$3,348	$1,557	$218,669	$7,573

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

December 31, 2012
		Less than 12 months		12 months or longer		Total
	No. of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government agency securities	4	$3,992	$19	-	-	$3,992	$19
State and municipal securities	15	6,472	91	-	-	6,472	91
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	9	13,439	33	-	-	13,439	33
Collateralized mortgage obligations (CMOs)	19	28,396	155	-	-	28,396	155
Pooled trust preferred securities	5	-	-	$1,609	$1,608	1,609	1,608
Equity securities	7	587	45	272	42	859	87
Total	59	$52,886	$343	$1,881	$1,650	$54,767	$1,993

Management evaluates debt securities, which are comprised of U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at June 30, 2013 in U.S. Government securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of rising interest rates late in the second quarter. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds seven pooled trust preferred securities as of June 30, 2013. These securities have a total amortized cost of approximately $3,519,000 and a fair value of $2,091,000. Five of the seven securities have been in an unrealized loss position for more than twelve months. All of the pooled trust preferred securities are available-for-sale securities and are carried at fair value.

The following table provides additional information related to pooled trust preferred securities (PreTSLs) as of June 30, 2013:

Deal	Class	Book value	Fair value	Unrealized gains (losses)	Realized OTTI credit loss (YTD 2013)	Total recognized OTTI credit loss	Moody's /Fitch ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine*	$243	$201	$(42)	$-	$(1)	Caa2/CCC	5	-	18.0%	139.5%
PreTSL V	Mezzanine*	-	-	-	-	(118)	C/D	-	-	100.0	12.5
PreTSL XVII	Mezzanine	752	439	(313)	-	(222)	C/C	30	4	38.8	71.2
PreTSL XIX	Mezzanine	988	431	(557)	-	-	C/C	35	13	22.9	81.8
PreTSL XXV	Mezzanine	766	356	(410)	-	(222)	C/C	41	6	33.5	79.8
PreTSL XXVI	Mezzanine	469	282	(187)	-	(270)	C/C	40	7	30.2	83.5
PreTSL XXVI	Mezzanine	301	382	81	-	(438)	C/C	40	7	30.2	83.5
		$3,519	$2,091	$(1,428)	$-	$(1,271)

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The market for these securities at June 30, 2013 is not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and the market values for these securities (and any securities other than those issued or guaranteed by U.S. Government agencies) are depressed relative to historical levels. In today’s market, a low market price for a particular bond may only provide evidence of a recent widening of corporate spreads in general versus being an indicator of credit problems with a particular issuer. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. As illustrated in the table above, these securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment (OTTI), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit-related portion and a non-credit related portion of OTTI are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. For the six months ended June 30, 2013, no other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows:

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

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows (including prepayments), credit worthiness of the underlying banks and insurance companies and determination of probability and severity of default of the underlying collateral. The following provides additional information for each of these variables:

●

Estimate of Future Cash Flows – Cash flows are constructed in an INTEXcalc valuation model. INTEX is a proprietary cash flow model recognized as the industry standard for analyzing all types of structured debt products. It includes each deal’s structural features updated with trustee information, including asset-by-asset detail, as it becomes available. The modeled cash flows are then used to determine if all the scheduled principal and interest payments of the investments will be returned. For purposes of the cash flow analysis, relatively modest rates of prepayment were forecasted (ranging from 0-1%). In addition to the base prepayment assumption, due to the recent enactment of the Dodd-Frank financial legislation additional prepayment analysis was performed. First, trust preferred securities issued by banks with more than $15 billion in total assets at December 31, 2009 were identified. The current credit rating of these institutions was reviewed and it was assumed that any issuer with an investment grade credit rating would prepay their issuance as soon as possible, or July 1, 2015 for bank holding company subsidiaries of foreign banking organizations that have relied on Supervision and Regulation Letter SR-01-1. For those institutions rated below investment grade the holding companies’ approximate cost of long-term funding given their rating and marketplace interest rate was estimated. The following assumption was made; any holding company that could refinance for a cost savings of more than 2% will refinance and will do so as soon as possible, or July 1, 2015. Finally, for issuers not impacted by the Tier 1 regulatory capital legislation enacted by the Dodd-Frank act, we identified the issuers that have shown a recent history of prepayment of both floating rate and fixed rate issues and assumed these issuers will prepay as soon as possible.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

●

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

●

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

●

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

Based upon the analysis performed by management as of June 30, 2013, it is probable that we will collect all contractual principal and interest payments on one of our seven pooled trust preferred securities, PreTSL XIX. The expected principal shortfall on the remaining pooled trust preferred securities has resulted in credit related other-than-temporary impairment charges in previous years. All of these pooled trust preferred securities held by QNB could be subject to additional writedowns in the future if additional deferrals and defaults occur.

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

Major classes of loans are as follows:

	June 30, 2013	December 31, 2012
Commercial:
Commercial and industrial	$111,619	$100,063
Construction	10,557	11,061
Secured by commercial real estate	192,689	192,867
Secured by residential real estate	44,102	41,003
State and political subdivisions	32,552	34,256
Loans to depository institutions	2,250	3,250
Indirect lease financing	8,703	9,685
Retail:
1-4 family residential mortgages	27,774	28,733
Home equity loans and lines	56,777	54,860
Consumer	2,186	2,012
Total loans	489,209	477,790
Net unearned costs (fees)	6	(57)
Loans receivable	$489,215	$477,733

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At June 30, 2013 and December 31, 2012, overdrafts were approximately $83,000 and $103,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at June 30, 2013, there were no concentrations of loans exceeding 10% of total loans.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2013 and December 31, 2012:

June 30, 2013	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$104,329	$1,363	$5,927	$-	$111,619
Construction	7,572	920	2,065	-	10,557
Secured by commercial real estate	161,592	4,118	26,979	-	192,689
Secured by residential real estate	39,413	27	4,662	-	44,102
State and political subdivisions	30,239	-	2,313	-	32,552
Loans to depository institutions	2,250	-	-	-	2,250
Indirect lease financing	8,471	-	232	-	8,703
	$353,866	$6,428	$42,178	$-	$402,472

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

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of June 30, 2013 and December 31, 2012:

June 30, 2013	Performing	Non- performing	Total
Retail:
1-4 family residential mortgages	$27,454	$320	$27,774
Home equity loans and lines	56,538	239	56,777
Consumer	2,186	-	2,186
	$86,178	$559	$86,737

December 31, 2012	Performing	Non- performing	Total
Retail:
1-4 family residential mortgages	$28,398	$335	$28,733
Home equity loans and lines	54,514	346	54,860
Consumer	2,012	-	2,012
	$84,924	$681	$85,605

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2013 and December 31, 2012:

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

June 30, 2013	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$306	$37	-	$343	$111,276	$111,619
Construction	-	-	-	-	10,557	10,557
Secured by commercial real estate	244	440	$4,332	5,016	187,673	192,689
Secured by residential real estate	1,401	537	-	1,938	42,164	44,102
State and political subdivisions	27	-	425	452	32,100	32,552
Loans to depository institutions	-	-	-	-	2,250	2,250
Indirect lease financing	50	52	32	134	8,569	8,703
Retail:
1-4 family residential mortgages	-	-	153	153	27,621	27,774
Home equity loans and lines	117	91	28	236	56,541	56,777
Consumer	28	6	-	34	2,152	2,186
	$2,173	$1,163	$4,970	$8,306	$480,903	$489,209

December 31, 2012	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$76	-	-	$76	$99,987	$100,063
Construction	-	-	-	-	11,061	11,061
Secured by commercial real estate	407	$1,460	$3,097	4,964	187,903	192,867
Secured by residential real estate	44	523	293	860	40,143	41,003
State and political subdivisions	71	1	-	72	34,184	34,256
Loans to depository institutions	-	-	-	-	3,250	3,250
Indirect lease financing	344	80	35	459	9,226	9,685
Retail:
1-4 family residential mortgages	-	197	-	197	28,536	28,733
Home equity loans and lines	152	153	197	502	54,358	54,860
Consumer	33	11	-	44	1,968	2,012
	$1,127	$2,425	$3,622	$7,174	$470,616	$477,790

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of June 30, 2013 and December 31, 2012:

June 30, 2013	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	-	$5,535
Construction	-	2,029
Secured by commercial real estate	-	6,408
Secured by residential real estate	-	2,698
State and political subdivisions	$425	-
Loans to depository institutions	-	-
Indirect lease financing	17	72
Retail:
1-4 family residential mortgages	-	320
Home equity loans and lines	-	239
Consumer	-	-
	$442	$17,301

December 31, 2012	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$-	$6,174
Construction	-	2,480
Secured by commercial real estate	-	6,748
Secured by residential real estate	-	2,390
State and political subdivisions	-	1
Loans to depository institutions	-	-
Indirect lease financing	-	98
Retail:
1-4 family residential mortgages	-	335
Home equity loans and lines	-	346
Consumer	-	-
	$-	$18,572

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Activity in the allowance for loan losses for the three months ended June 30, 2013 and 2012 are as follows:

Three months ended June 30, 2013	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,314	$(328)	-	$8	$1,994
Construction	230	12	-	-	242
Secured by commercial real estate	3,873	42	-	1	3,916
Secured by residential real estate	1,146	246	-	45	1,437
State and political subdivisions	257	20	-	-	277
Loans to depository institutions	10	-	-	-	10
Indirect lease financing	179	(29)	-	6	156
Retail:
1-4 family residential mortgages	300	(11)	-	-	289
Home equity loans and lines	714	24	$(79)	5	664
Consumer	29	5	(13)	7	28
Unallocated	299	119	N/A	N/A	418
	$9,351	$100	$(92)	$72	$9,431

Three months ended June 30, 2012	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$3,317	$164	$(74)	$60	$3,467
Construction	333	20	-	-	353
Secured by commercial real estate	3,126	2	-	62	3,190
Secured by residential real estate	773	88	(50)	-	811
State and political subdivisions	301	(79)	-	-	222
Loans to depository institutions	20	-	-	-	20
Indirect lease financing	238	21	(13)	22	268
Retail:
1-4 family residential mortgages	303	(5)	-	2	300
Home equity loans and lines	547	37	(1)	12	595
Consumer	17	10	(11)	2	18
Unallocated	481	(258)	N/A	N/A	223
	$9,456	$-	$(149)	$160	$9,467

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

 8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Activity in the allowance for loan losses for the six months ended June 30, 2013 and 2012 are as follows:

Six months ended June 30, 2013	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,505	$(526)	-	$15	$1,994
Construction	209	33	-	-	242
Secured by commercial real estate	3,795	120	-	1	3,916
Secured by residential real estate	1,230	498	$(336)	45	1,437
State and political subdivisions	260	17	-	-	277
Loans to depository institutions	15	(5)	-	-	10
Indirect lease financing	168	(27)	(1)	16	156
Retail:
1-4 family residential mortgages	324	(35)	-	-	289
Home equity loans and lines	582	248	(172)	6	664
Consumer	27	16	(34)	19	28
Unallocated	657	(239)	N/A	N/A	418
	$9,772	$100	$(543)	$102	$9,431

Six months ended June 30, 2012	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,959	$520	$(74)	$62	$3,467
Construction	556	(203)	-	-	353
Secured by commercial real estate	3,124	4	-	62	3,190
Secured by residential real estate	746	151	(86)	-	811
State and political subdivisions	195	27	-	-	222
Loans to depository institutions	20	-	-	-	20
Indirect lease financing	312	(47)	(23)	26	268
Retail:
1-4 family residential mortgages	249	70	(21)	2	300
Home equity loans and lines	625	(23)	(19)	12	595
Consumer	20	13	(20)	5	18
Unallocated	435	(212)	N/A	N/A	223
	$9,241	$300	$(243)	$169	$9,467

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

QNB assesses all loan restructurings under the guidance of ASU 2011-02. Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $4,294,000 and $2,578,000 as of June 30, 2013 and December 31, 2012, respectively. Non-performing TDRs totaled $3,234,000 and $3,299,000 as of June 30, 2013 and December 31, 2012, respectively. All TDRs are included in impaired loans presented in the section above.

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following table presents loans by loan class modified as TDRs during the three and six months ended June 30, 2013 and 2012. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below, represent carrying amounts immediately prior to the modification and at June 30, 2013 and 2012.

Three months ended June 30,	2013			2012
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial:
Commercial and industrial	-	-	-	2	$482	$476
Secured by commercial real estate	-	-	-	1	2,380	2,380
Retail:
1-4 family residential mortgages	-	-	-	1	145	141
Home equity loans and lines	1	$28	$28	-	-	-
	1	$28	$28	4	$3,007	$2,997

Six months ended June 30,	2013			2012
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial:
Commercial and industrial	-	-	-	2	$482	$476
Secured by commercial real estate	1	$1,822	$1,822	1	2,380	2,380
Retail:
1-4 family residential mortgages	-	-	-	1	145	141
Home equity loans and lines	1	28	28	1	38	38
	2	$1,850	$1,850	5	$3,045	$3,035

The TDR concessions made during the six months ended June 30, 2013 involved an interest only repayment period on the loans. There was no specific reserve for loan losses allocated to the loans modified as TDRs during the six months ended June 30, 2013. Any required specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment. There were no charge-offs resulting from loans modified as TDRs during the six months ended June 30, 2013 or 2012.

There were no loans modified as TDRs within 12 months prior to June 30, 2013 for which there was a payment default (30 days or more past due) during the six months ended June 30, 2013.

 QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following tables present the balance in the allowance for loan losses at June 30, 2013 and December 31, 2012 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
June 30, 2013	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$1,994	$652	$1,342	$111,619	$5,882	$105,737
Construction	242	-	242	10,557	2,065	8,492
Secured by commercial real estate	3,916	850	3,066	192,689	15,633	177,056
Secured by residential real estate	1,437	534	903	44,102	3,836	40,266
State and political subdivisions	277	-	277	32,552	1,807	30,745
Loans to depository institutions	10	-	10	2,250	-	2,250
Indirect lease financing	156	7	149	8,703	72	8,631
Retail:
1-4 family residential mortgages	289	67	222	27,774	440	27,334
Home equity loans and lines	664	71	593	56,777	267	56,510
Consumer	28	-	28	2,186	-	2,186
Unallocated	418	N/A	N/A	N/A	N/A	N/A
	$9,431	$2,181	$6,832	$489,209	$30,002	$459,207

	Allowance for Loan Losses			Loans Receivable
December 31, 2012	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,505	$1,309	$1,196	$100,063	$7,753	$92,310
Construction	209	-	209	11,061	3,990	7,071
Secured by commercial real estate	3,795	619	3,176	192,867	14,931	177,936
Secured by residential real estate	1,230	543	687	41,003	2,843	38,160
State and political subdivisions	260	-	260	34,256	1,849	32,407
Loans to depository institutions	15	-	15	3,250	-	3,250
Indirect lease financing	168	13	155	9,685	98	9,587
Retail:
1-4 family residential mortgages	324	90	234	28,733	456	28,277
Home equity loans and lines	582	127	455	54,860	384	54,476
Consumer	27	-	27	2,012	-	2,012
Unallocated	657	N/A	N/A	N/A	N/A	N/A
	$9,772	$2,701	$6,414	$477,790	$32,304	$445,486

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following tables summarize additional information in regards to impaired loans by loan portfolio class as of June 30, 2013 and December 31, 2012:

June 30, 2013	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
With no specific allowance recorded:
Commercial:
Commercial and industrial	$4,153	$4,548	$-
Construction	2,065	2,302	-
Secured by commercial real estate	12,339	13,184	-
Secured by residential real estate	1,444	1,467	-
State and political subdivisions	1,807	1,807	-
Loans to depository institutions	-	-	-
Indirect lease financing	39	44	-
Retail:
1-4 family residential mortgages	166	187	-
Home equity loans and lines	196	222	-
Consumer	-	-	-
	$22,209	$23,761	$-

With an allowance recorded:
Commercial:
Commercial and industrial	$1,729	$1,902	$652
Construction	-	-	-
Secured by commercial real estate	3,294	3,799	850
Secured by residential real estate	2,392	2,512	534
State and political subdivisions	-	-	-
Loans to depository institutions	-	-	-
Indirect lease financing	33	35	7
Retail:
1-4 family residential mortgages	274	285	67
Home equity loans and lines	71	79	71
Consumer	-	-	-
	$7,793	$8,612	$2,181

Total:
Commercial:
Commercial and industrial	$5,882	$6,450	$652	$6,771	$12
Construction	2,065	2,302	-	3,865	28
Secured by commercial real estate	15,633	16,983	850	14,117	197
Secured by residential real estate	3,836	3,979	534	2,811	17
State and political subdivisions	1,807	1,807	-	1,826	33
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	72	79	7	78	-
Retail:
1-4 family residential mortgages	440	472	67	448	3
Home equity loans and lines	267	301	71	323	1
Consumer	-	-	-	-	-
	$30,002	$32,373	$2,181	$30,239	$291

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of June 30, 2013:

June 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Government agency securities	-	$70,474	-	$70,474
State and municipal securities	-	86,715	-	86,715
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	-	126,945	-	126,945
Collateralized mortgage obligations (CMOs)	-	85,678	-	85,678
Pooled trust preferred securities	-	-	$2,091	2,091
Corporate debt securities	-	3,991	-	3,991
Equity securities	$4,470	-	-	4,470
Total securities available-for-sale	$4,470	$373,803	$2,091	$380,364
Total recurring fair value measurements	$4,470	$373,803	$2,091	$380,364

Nonrecurring fair value measurements
Impaired loans	-	-	$5,612	$5,612
Mortgage servicing rights	-	-	504	504
Loans held-for-sale	-	$1,328	-	1,328
Other real estate owned	$110	-	-	110
Total nonrecurring fair value measurements	$110	$1,328	$6,116	$7,554

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the six months ended June 30, 2013. There were also no transfers in or out of level 3 for the same period. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the six-month periods ended June 30, 2013 and 2012, respectively

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy as of December 31, 2012:

December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Government agency securities	-	$104,130	-	$104,130
State and municipal securities	-	86,789	-	86,789
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	-	107,973	-	107,973
Collateralized mortgage obligations (CMOs)	-	94,091	-	94,091
Pooled trust preferred securities	-	-	$1,962	1,962
Corporate debt securities	-	2,502	-	2,502
Equity securities	$4,055	-	-	4,055
Total securities available-for-sale	$4,055	$395,485	$1,962	$401,502
Total recurring fair value measurements	$4,055	$395,485	$1,962	$401,502

Nonrecurring fair value measurements
Impaired loans	$-	$-	$5,832	$5,832
Mortgage servicing rights	-	-	448	448.00
Total nonrecurring fair value measurements	$-	$-	$6,280	$6,280

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
June 30, 2013	Fair value	Valuation techniques	Unobservable input	Value or range of values
Impaired loans	$5,612	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	-30%
			Liquidation expenses (2)	0%	to	-10%
Mortgage servicing rights (yrs)	$504	Discounted cash flow	Remaining term	1	-	30
			Discount rate	10%	to	12%

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.The range is presented as a percent of the initial appraised value.

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the six months ended June 30, 2013:

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

Fair value measurements using significant unobservable inputs (Level 3)
Balance, beginning of year	$1,962
Settlements	-
Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	129
Transfers in and/or out of Level 3	-
Balance, June 30, 2013	$2,091

The Level 3 securities consist of seven collateralized debt obligation securities, PreTSL securities, which are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at June 30, 2013 is not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

●	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2013;
●

An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates; and

●	PreTSLs will be classified within Level 3 of the fair value hierarchy because significant adjustments are required to determine fair value at the measurement date.

The Bank is aware of several factors indicating that recent transactions of PreTSL securities are not orderly including an increased spread between bid/ask prices, lower sales transaction volumes for these types of securities, and a lack of new issuances. As a result, the Bank engaged an independent third party to value the securities using a discounted cash flow analysis. The estimated cash flows are based on specific assumptions about defaults, deferrals and prepayments of the trust preferred securities underlying each PreTSL. The resulting collateral cash flows are allocated to the bond waterfall using the INTEXcalc valuation model.

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

The internal rate of return is the pre-tax yield used to discount the best estimate of future cash flows after credit losses. The cash flows have been discounted using estimated market discount rates of 3-month LIBOR plus spreads ranging from 4.16% to 9.42%. The determination of appropriate market discount rates involved the consideration of the following:

●	the time value of money
●	the price for bearing uncertainty in cash flows
●	other factors that would be considered by market participants

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at June 30, 2013 and December 31, 2012:

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
June 30, 2013	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$15,897	$15,897	$15,897	-	-
Investment securities available-for-sale	380,364	380,364	4,470	$373,803	$2,091
Investment securities held-to-maturity	146	163	-	163	-
Restricted investment in bank stocks	1,837	1,837	1,837	-	-
Loans held-for-sale	1,328	1,328	-	1,328	-
Net loans	479,784	481,469	-	-	481,469
Mortgage servicing rights	504	576	-	-	576
Accrued interest receivable	2,981	2,981	-	2,981	-

Financial liabilities
Deposits with no stated maturities	$542,740	$542,740	$542,740	-	$-
Deposits with stated maturities	253,173	256,933	-	$256,933	-
Short-term borrowings	32,851	32,851	32,851	-	-
Long-term debt	5,282	5,412	-	5,412	-
Accrued interest payable	407	407	-	407	-

Off-balance sheet instruments
Commitments to extend credit	$-	$-	$-	$-	$-
Standby letters of credit	-	-	-	-	-

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

A summary of the Bank's financial instrument commitments is as follows:

	June 30, 2013	December 31, 2012
Commitments to extend credit and unused lines of credit	$148,511	$138,425
Standby letters of credit	5,624	5,332
Total financial instrument commitments	$154,135	$143,757

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2013 and December 31, 2012 for guarantees under standby letters of credit issued is not material.

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

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of June 30, 2013, that the Company and the Bank met capital adequacy requirements to which they were subject.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

11. REGULATORY RESTRICTIONS (continued)

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of June 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$84,026	13.92%	$48,295	8.00%	N/A	N/A
Bank	79,049	13.19	47,944	8.00	$59,930	10.00%

Tier I capital (to risk-weighted assets):
Consolidated	76,252	12.63	24,148	4.00	N/A	N/A
Bank	71,534	11.94	23,972	4.00	35,958	6.00

Tier I capital (to average assets):
Consolidated	76,252	8.37	36,423	4.00	N/A	N/A
Bank	71,534	7.90	36,239	4.00	45,299	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$80,758	13.60%	$47,490	8.00%	N/A	N/A
Bank	76,154	12.92	47,170	8.00	$58,963	10.00%

Tier I capital (to risk-weighted assets):
Consolidated	73,167	12.33	23,745	4.00	N/A	N/A
Bank	68,754	11.66	23,585	4.00	35,378	6.00

Tier I capital (to average assets):
Consolidated	73,167	7.96	36,762	4.00	N/A	N/A
Bank	68,754	7.51	36,602	4.00	45,752	5.00

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QNB Corp. (herein referred to as QNB or the Company) is a bank holding company headquartered in Quakertown, Pennsylvania. The Company, through its wholly-owned subsidiary, QNB Bank (the Bank), has been serving the residents and businesses of Bucks, Montgomery and southern Lehigh counties in Pennsylvania since 1877. The Bank is a locally managed community bank that provides a full range of commercial and retail banking and retail brokerage services.

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

The Company follows accounting guidance related to the recognition and presentation of other-than-temporary impairment that specifies (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

During the second quarter of 2013, there was a $43,000 other-than-temporary impairment (OTTI) charge on an equity security that had been in an unrealized loss position in excess of 20% for six months. There were no credit-related OTTI charges in the first half of 2012.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the second quarter of 2013 of $1,894,000, or $0.58 per share on a diluted basis. This compares to net income of $2,505,000, or $0.78 per share on a diluted basis, for the same period in 2012.

For the six month period ended June 30, 2013, QNB reported net income of $4,302,000, or $1.32 per share on a diluted basis. This compares to net income of $4,976,000, or $1.55 per share on a diluted basis, reported for the six month period ended June 30, 2012.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.83% and 9.99%, respectively, for the quarter ended June 30, 2013 compared with 1.16% and 14.54%, respectively, for the quarter ended June 30, 2012. For the six month periods the annualized rate of return on average assets and average shareholders’ equity was 0.96% and 11.52%, respectively, for the period ended June 30, 2013 compared with 1.15% and 14.62%, respectively, for the period ended June 30, 2012.

The quarterly comparison reflects:

●	a decrease in net interest income and the net interest margin resulting from continued downward pressure on yields on earning assets,
●

costs related to asset quality comprised of a higher provision for loan losses resulting primarily from growth in the loan portfolio between March 31, 2013 and June 30, 2013 and a write-down of a property classified as other real estate owned,

●	a decline in gains recognized on the sale of residential mortgages and investment securities,
●	ongoing costs associated with two new branch locations,
●	an increase in fee income from deposit accounts, and
●	an increase in income from QNB Financial Services

The six month comparison reflects these same items except for the provision for loan losses was reduced by $200,000 when comparing the six month periods.

Total assets as of June 30, 2013 were $910,829,000, compared with $919,874,000 at December 31, 2012. Total loans at June 30, 2013 were $489,215,000, compared with $477,733,000 at December 31, 2012, and total deposits at June 30, 2013 were $795,913,000, compared with $801,638,000 at December 31, 2012.

Net Interest Income and Net Interest Margin

Net interest income for the quarter ended June 30, 2013 totaled $6,336,000, a decrease of $440,000, or 6.5%, over the same period in 2012. On a linked quarter basis, net interest income increased $3,000 from the $6,333,000 reported for the first quarter of 2013. Average earning assets for the second quarter of 2013 were $877,849,000, an increase of $36,288,000, or 4.3%, from the second quarter of 2012, with average investment securities increasing $39,988,000, or 11.6%, and average loans increasing $2,511,000, or 0.5%, over the same period. On the funding side, average deposits increased $27,435,000, or 3.6%, to $797,661,000 for the second quarter of 2013 with growth occurring in average non-interest and interest-bearing checking accounts, municipal deposits and savings accounts.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The prolonged low interest rate environment has continued to exert pressure on asset yields and the net interest margin as longer term assets reprice to lower interest rate levels while funding costs are near their implied floors. In addition, the change in the mix of earning assets with investment securities representing a larger proportion of earning assets has also impacted the average yield on earning assets and the net interest margin. The net interest margin for the second quarter of 2013 was 3.12% compared to 3.49% for the second quarter of 2012 and 3.17% for the first quarter of 2013. The average rate earned on earning assets declined 57 basis points from 4.28% for the second quarter of 2012 to 3.71% for the second quarter of 2013. When comparing the change in the yield on earning assets between the two second quarter periods, loans and investment securities declined from 5.29% and 3.03%, respectively, for the second quarter of 2012 to 4.76% and 2.47%, respectively, for the second quarter of 2013, a decline of 53 basis points and 56 basis points, respectively. In comparison, the cost of interest-bearing liabilities declined 22 basis points from 0.90% to 0.68% over the same time periods. The interest rate paid on interest-bearing deposits declined by 21 basis points to 0.66% for the second quarter of 2013 compared to the second quarter of 2012.

For the six month period ended June 30, 2013 net interest income was $12,669,000, a decrease of $913,000, or 6.7%, lower than the $13,582,000 reported for the first half of 2012. For the six month period ending June 30, 2013 average earning assets increased $36,701,000, or 4.4%, to $875,557,000, with average investment securities increasing 13.4% and average loans decreasing 0.9%. Average total deposits increased $34,143,000, or 4.5%, to $796,229,000 for the six-month period ended June 30, 2013 compared to the same period in 2012. The net interest margin on a tax-equivalent basis was 3.15% for the six-month period ended June 30, 2013 compared with 3.51% for the same period in 2012.

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

Asset quality has stabilized over the past several quarters with the reduction in the level of non-accrual loans being offset by an increase in restructured loans. Total non-performing assets were $25,191,000 at June 30, 2013 compared with $24,273,000 at December 31, 2012 and $23,990,000 at June 30, 2012. Included in this classification are non-performing loans, non-accrual pooled trust preferred securities, other real estate owned (OREO) and repossessed assets. Total non-performing loans, which represent loans on non-accrual status, loans past due more than 90 days and still accruing interest and troubled debt restructured loans were $22,037,000, or 4.49% of total loans, at June 30, 2013 compared with $21,150,000, or 4.41% of total loans, at December 31, 2012 and $20,824,000, or 4.23% of total loans, at June 30, 2012. Loans on non-accrual status were $17,301,000 at June 30, 2013 compared with $18,572,000 at December 31, 2012 and $16,264,000 at June 30, 2012. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement.

QNB had other real estate owned and other repossessed assets of $1,063,000 as of June 30, 2013 compared with $1,161,000 at December 31, 2012 and $1,151,000 at June 30, 2012. Non-accrual pooled trust preferred securities are carried at fair value which was $2,091,000, $1,962,000, and $2,015,000 at June 30, 2013, December 31, 2012 and June 30, 2012, respectively. The increase in the balance of non-accrual pooled trust preferred securities reflects an improvement in the fair value of these securities and not the purchase of additional securities.

QNB recorded a provision for loan losses of $100,000 in the second quarter of 2013. There was no provision for loan losses in either the first quarter of 2013 or the second quarter of 2012. For the six month periods ended June 30, 2013 and 2012 the provision for loan losses was $100,000 and $300,000, respectively. The provision for loan losses for the second quarter of 2013 is primarily a function of the growth in the loan portfolio between March 31, 2013 and June 30, 2013 while the reduction in the provision when comparing the six month periods reflects a reduction in classified loans.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

QNB's allowance for loan losses of $9,431,000 represents 1.92% of total loans at June 30, 2013 compared to an allowance for loan losses of $9,772,000, or 2.05% of total loans, at December 31, 2012 and $9,467,000, or 1.92% of total loans, at June 30, 2012.

Non-Interest Income

Total non-interest income was $1,239,000 for the second quarter of 2013, a decrease of $87,000 compared with the same period in 2012. Net gains on the sale of residential mortgage loans for the second quarter of 2013 was $133,000 less than the second quarter of 2012. During the second quarter of 2013 mortgage interest rates increased significantly in reaction to the possible tapering of the purchase of mortgage-backed securities by the Federal Reserve Bank. This resulted in a slowdown of mortgage refinancing activity as well as losses on loans with fixed interest rates that were originated but not yet sold. A $38,000 charge was taken to reflect the fair market value of these loans that were held-for-sale at the end of June. Net gains on investment securities accounts for $48,000 of the total decrease in non-interest income compared to the second quarter of 2012. QNB recorded $93,000 of net gains on investment securities during the second quarter of 2013, which included a $43,000 other-than-temporary impairment charge recorded on an equity security. This compares to net gains of $141,000 recognized in the second quarter of 2012. Also during the second quarter of 2013 a $90,000 impairment charge was taken to write-down a property classified as other real estate owned. This property was sold in July 2013. In comparison, net gains of $10,000 were recorded on the sale of other real estate owned during the second quarter of 2012.

Positively impacting non-interest income when comparing the two quarters was higher mutual fund and annuity income and mortgage servicing income. During the fourth quarter of 2012, QNB changed vendors related to the mutual fund and annuity income and now provides securities and advisory services under the name of QNB Financial Services through Investment Professionals, Inc., a registered Broker/Dealer and Registered Investment Advisor. There has been a significant increase in revenue as a result of the change, contributing an additional $112,000 in revenue to the quarter. Some of this additional revenue would be offset by additional salary and benefit expense and operating costs recorded in non-interest expense. Mortgage servicing fees were $38,000 higher quarter over quarter primarily related to a small reversal of a portion of the valuation allowance related to the fair value of mortgage servicing rights as calculated by an independent third-party. In 2013, a $21,000 valuation allowance was required in the second quarter of 2012. Fees for services to customers, primarily overdraft charges, contributed an additional $24,000 to the second quarter of 2013 when compared to the same period in prior year.

Total non-interest income for the six month periods ended June 30, 2013 and 2012 was $2,987,000 and $2,892,000, respectively, an increase of $95,000, or 3.3%. Revenue from QNB Financial Services contributed an additional $196,000 in non-interest income when comparing the six month periods while mortgage servicing income contributed an additional $73,000. Service charges on deposit accounts increased $51,000 while income from QNB’s investment in a title company increased $38,000. Partially offsetting these increases was a $135,000 reduction in net gains on the sale of residential mortgage loans and an $89,000 increase in net losses on other real estate owned.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Non-Interest Expense

Total non-interest expense was $5,091,000 for the second quarter of 2013, an increase of $263,000, or 5.4%, compared to $4,828,000 for the second quarter of 2012. Salaries and benefits expense increased $125,000, or 4.9%, when comparing the two quarters due to an additional eleven full-time equivalent employees. The increase in employees was primarily related to the opening of two new branch locations in the first quarter of 2013 as well as two additional employees related to QNB Financial Services. The second quarter of 2012 included an accrual for incentive compensation of approximately $90,000. There was no accrual for incentive compensation in 2013. Net occupancy and furniture and equipment expense increased $62,000, or 8.1%. The majority of this increase relates to the two new locations as well as an increase in equipment maintenance costs.

Total non-interest expense was $10,031,000 for the six-month period ended June 30, 2013 compared to $9,679,000 for the same period in 2012, an increase of $352,000, or 3.6%. Salary and benefits expense increased $58,000, as the impact of the new hires noted above was primarily offset by the impact of the lack of an accrual for incentive compensation. Net occupancy and furniture and equipment expense increased $157,000 to $1,681,000 for the six month period ended June 30, 2013 compared to the same period in 2012. The opening of the two new branches in the first quarter of 2013 as well as an increase in building and equipment repairs and maintenance costs contributed to the increase in this category. Marketing expense increased $33,000 while expenses associated with outsourced third party services increased $56,000 when comparing the six month periods.

These items noted in the foregoing overview, as well as others, will be discussed and analyzed more thoroughly in the next sections.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	June 30, 2013			June 30, 2012
	Average Balance	Average Rate	Interest	Average Balance	Average Rate	Interest
Assets
Federal funds sold	$-	-	$-	$-	-	$-
Investment securities:
U.S. Government agencies	78,600	1.28%	252	66,503	1.58%	263
State and municipal	85,504	4.76%	1,018	77,183	5.44%	1,050
Mortgage-backed and CMOs	210,474	2.00%	1,055	191,948	2.58%	1,238
Pooled trust preferred securities	3,519	0.18%	2	3,611	0.24%	2
Corporate debt securities	3,422	2.11%	18	2,456	4.06%	25
Equities	3,860	3.52%	34	3,690	4.40%	40
Total investment securities	385,379	2.47%	2,379	345,391	3.03%	2,618
Loans:
Commercial real estate	249,290	4.90%	3,046	253,350	5.37%	3,382
Residential real estate	28,406	4.45%	316	27,443	5.43%	372
Home equity loans	51,532	4.11%	527	50,735	4.51%	569
Commercial and industrial	110,010	4.26%	1,169	100,585	4.69%	1,173
Indirect lease financing	9,311	10.40%	242	11,783	10.14%	299
Consumer loans	2,258	6.48%	36	2,200	12.00%	66
Tax-exempt loans	32,056	4.89%	391	34,256	5.38%	458
Total loans, net of unearned income*	482,863	4.76%	5,727	480,352	5.29%	6,319
Other earning assets	9,607	0.31%	7	15,818	0.26%	10
Total earning assets	877,849	3.71%	8,113	841,561	4.28%	8,947
Cash and due from banks	11,096			10,905
Allowance for loan losses	(9,360)			(9,608)
Other assets	30,980			29,098
Total assets	$910,565			$871,956

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$110,649	0.24%	66	$99,061	0.32%	78
Municipals	82,151	0.44%	90	55,634	0.59%	81
Money market	68,695	0.21%	35	73,556	0.36%	66
Savings	200,525	0.40%	202	189,545	0.67%	315
Time	167,102	1.19%	494	182,594	1.35%	612
Time of $100,000 or more	94,374	1.32%	311	102,897	1.46%	375
Total interest-bearing deposits	723,496	0.66%	1,198	703,287	0.87%	1,527
Short-term borrowings	28,961	0.38%	27	21,596	0.49%	26
Long-term debt	5,284	4.75%	63	7,932	4.75%	95
Total interest-bearing liabilities	757,741	0.68%	1,289	732,815	0.90%	1,648
Non-interest-bearing deposits	74,165			66,939
Other liabilities	2,605			2,919
Shareholders' equity	76,054			69,283
Total liabilities and shareholders' equity	$910,565			$871,956
Net interest rate spread		3.03%			3.38%
Margin/net interest income		3.12%	$6,825		3.49%	$7,299

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.

Non-accrual loans and investment securities are included in earning assets.
* Includes loans held-for-sale

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Six Months Ended
	June 30, 2013			June 30, 2012
	Average Balance	Average Rate	Interest	Average Balance	Average Rate	Interest
Assets
Federal funds sold	$-	-	$-	$-	-	$-
Investment securities:
U.S. Government agencies	88,314	1.22%	540	66,044	1.71%	566
State and municipal	84,937	4.89%	2,078	76,832	5.51%	2,116
Mortgage-backed and CMOs	205,260	2.06%	2,119	190,224	2.66%	2,526
Pooled trust preferred securities	3,519	0.18%	3	3,625	0.23%	4
Corporate debt securities	2,900	2.86%	42	2,456	4.07%	50
Equities	3,668	3.10%	56	3,488	4.29%	74
Total investment securities	388,598	2.49%	4,838	342,669	3.11%	5,336
Loans:
Commercial real estate	248,513	4.97%	6,121	255,035	5.40%	6,847
Residential real estate	28,458	4.56%	649	27,298	5.25%	717
Home equity loans	51,119	4.18%	1,060	51,286	4.56%	1,162
Commercial and industrial	104,866	4.34%	2,257	98,930	4.83%	2,378
Indirect lease financing	9,647	9.94%	480	11,969	9.68%	579
Consumer loans	2,229	6.52%	72	2,254	13.10%	147
Tax-exempt loans	32,364	4.98%	799	34,546	5.40%	927
Total loans, net of unearned income*	477,196	4.83%	11,438	481,318	5.33%	12,757
Other earning assets	9,763	0.31%	14	14,869	0.26%	19
Total earning assets	875,557	3.75%	16,290	838,856	4.34%	18,112
Cash and due from banks	11,139			10,770
Allowance for loan losses	(9,504)			(9,476)
Other assets	30,734			28,755
Total assets	$907,926			$868,905

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$109,204	0.24%	129	$97,445	0.33%	158
Municipals	80,835	0.43%	173	54,989	0.62%	168
Money market	71,486	0.21%	73	75,845	0.36%	137
Savings	199,241	0.43%	426	183,288	0.69%	630
Time	169,292	1.21%	1,015	183,331	1.36%	1,241
Time of $100,000 or more	94,719	1.35%	636	102,061	1.48%	749
Total interest-bearing deposits	724,777	0.68%	2,452	696,959	0.89%	3,083
Short-term borrowings	28,369	0.38%	53	21,248	0.50%	53
Long-term debt	5,285	4.75%	126	14,115	4.75%	339
Total interest-bearing liabilities	758,431	0.70%	2,631	732,322	0.95%	3,475
Non-interest-bearing deposits	71,452			65,127
Other liabilities	2,748			3,020
Shareholders' equity	75,295			68,436
Total liabilities and shareholders' equity	$907,926			$868,905
Net interest rate spread		3.05%			3.39%
Margin/net interest income		3.15%	$13,659		3.51%	$14,637

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

	Three Months Ended			Six Months Ended
	June 30, 2013 compared			June 30, 2013 compared
	to June 30, 2012			to June 30, 2012

	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Federal funds sold	$-	$-	$-	$-	$-	$-
Investment securities:
U.S. Government agencies	(11)	48	(59)	(26)	191	(217)
State and municipal	(32)	112	(144)	(38)	224	(262)
Mortgage-backed and CMOs	(183)	120	(303)	(407)	199	(606)
Pooled trust preferred securities	-	1	(1)	(1)	-	(1)
Corporate debt securities	(7)	10	(17)	(8)	9	(17)
Equities	(6)	2	(8)	(18)	4	(22)
Loans:
Commercial real estate	(336)	(45)	(291)	(726)	(193)	(533)
Residential real estate	(56)	13	(69)	(68)	30	(98)
Home equity loans	(42)	10	(52)	(102)	(8)	(94)
Commercial and industrial	(4)	114	(118)	(121)	136	(257)
Indirect lease financing	(57)	(63)	6	(99)	(112)	13
Consumer loans	(30)	1	(31)	(75)	(2)	(73)
Tax-exempt loans	(67)	(28)	(39)	(128)	(60)	(68)
Other earning assets	(3)	(4)	1	(5)	(8)	3
Total interest income	(834)	291	(1,125)	(1,822)	410	(2,232)
Interest expense:
Interest-bearing demand	(12)	9	(21)	(29)	19	(48)
Municipals	9	40	(31)	5	78	(73)
Money market	(31)	(4)	(27)	(64)	(8)	(56)
Savings	(113)	20	(133)	(204)	53	(257)
Time	(118)	(50)	(68)	(226)	(98)	(128)
Time of $100,000 or more	(64)	(31)	(33)	(113)	(56)	(57)
Short-term borrowings	1	9	(8)	-	18	(18)
Long-term debt	(32)	(32)	-	(213)	(213)	-
Total interest expense	(360)	(39)	(321)	(844)	(207)	(637)
Net interest income	$(474)	$330	$(804)	$(978)	$617	$(1,595)

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three and six month periods ended June 30, 2013 and 2012.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Total interest income	$7,624	$8,424	$15,300	$17,057
Total interest expense	1,288	1,648	2,631	3,475
Net interest income	6,336	6,776	12,669	13,582
Tax-equivalent adjustment	489	523	990	1,055
Net interest income (fully taxable-equivalent)	$6,825	$7,299	$13,659	$14,637

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

Quarter to Quarter Comparison

Net interest income for the quarter ended June 30, 2013 totaled $6,336,000, a decrease of $440,000, or 6.5%, over the same period in 2012. On a tax-equivalent basis, net interest income decreased $474,000, or 6.5%, from $7,229,000 for the three months ended June 30, 2012 to $6,825,000 for the same period ended June 30, 2013.

The decline in net interest income is primarily a result of the prolonged period of extremely low interest rates which has exerted downward pressure on yields on earning assets, primarily loans and investment securities. The impact of lower yields on earning assets over the past year has exceeded the impact on funding costs resulting in a decline in the net interest margin. The net interest margin for the second quarter of 2013 was 3.12%, a decline of 37 basis points from the 3.49% recorded in the second quarter of 2012. Another factor negatively impacting the net interest margin is the change in the mix of earning assets. While loan demand showed signs of improving during the second quarter of 2013, the growth in investment securities, which tend to earn a lower yield than loans, was still significantly greater than loans. Average earning assets grew by $36,288,000, or 4.3%, when comparing the second quarter of 2013 to the same period in 2012, with average investment securities increasing $39,988,000, or 11.6%, and average loans increasing by $2,511,000, or 0.5%. Partially offsetting the growth in these categories of earning assets was a $6,810,000 reduction in cash held at the Federal Reserve earning 0.25%. On the funding side, average deposits increased $27,435,000, or 3.6%, with average transaction accounts increasing $51,450,000, or 10.6%. The growth in transaction accounts was broad based across all product lines, except for money market accounts. Short-term borrowings, primarily commercial sweep accounts, contributed an additional $7,365,000 in additional funding. Offsetting a portion of this growth was a decline in average time deposits of $24,015,000, or 8.4%, when comparing the second quarter 2013 with the same period in 2012.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis decreased $833,000, or 9.3%, to $8,114,000 for the second quarter of 2013, while total interest expense decreased $359,000, or 21.8%, to $1,289,000. Volume growth in earning assets contributed an additional $292,000 of interest income but was offset by a decline in interest income of $1,125,000 resulting from lower interest rates. With regard to interest expense, lower funding costs (interest rates paid) resulted in a decline in interest expense of $321,000 which was coupled with a $32,000 decrease in interest expense resulting from the decline in the volume of long-term debt.

The yield on earning assets on a tax-equivalent basis decreased 57 basis points from 4.28% for the second quarter of 2012 to 3.71% for the second quarter of 2013 and also declined by 9 basis points from the 3.80% reported for the first quarter of 2013. As noted earlier the long period of historically low interest rates has resulted in a significant amount of higher yielding bonds with call features being called and prepayments on mortgage-related securities increasing, with these proceeds being reinvested in lower yielding investment securities. In addition, new loans are being originated at significantly lower rates, variable rate loans are repricing lower and many customers with fixed rates are requesting that their rates be modified lower. Also negatively impacting net interest income, the yield on earning assets and the net interest margin are nonaccrual loans which increased slightly from $16,264,000 at June 30, 2012 to $17,301,000 at June 30, 2013.

In comparison, the rate paid on interest-bearing liabilities decreased 22 basis points from 0.90% for the second quarter of 2012 to 0.68% for the second quarter of 2013 and decreased 4 basis points when compared to 0.72% reported in the first quarter of 2013.

Interest income on investment securities decreased $239,000 when comparing the two quarters as the increase in average balances could not offset the 56 basis point decline in the average yield of the portfolio. The average yield on the investment portfolio was 2.47% for the second quarter of 2013 compared with 3.03% for the second quarter of 2012. As noted previously, the decline in the yield on the investment portfolio is the result of the reinvestment of the cash flow into lower yielding securities. The growth in the investment portfolio was primarily in high-quality U.S. Government agency and agency issued mortgage-backed and CMO securities as well as in tax-exempt state and municipal bonds.

Income on Government agency securities decreased $11,000, as the 18.2% growth in average balances was offset by a 30 basis point decline in the yield from 1.58% for the second quarter of 2012 to 1.28% for the same period in 2013. Most of the bonds in the agency portfolio have call features ranging from three months to three years, many of which were exercised as a result of the low interest rate environment. The proceeds from these called bonds as well as liquidity from deposit growth were reinvested in securities with significantly lower yields. With the run up in interest rates towards the tail end of the second quarter of 2013 bonds that were expected to be called during 2013 have now extended into 2014. However, current rates on agency bonds are now at a point that the yield on this portfolio should stabilize and potentially increase.

Interest income on tax-exempt municipal securities decreased $32,000 as the 10.8% growth in average balances was offset by a 68 basis point decline in yield. The yield on the municipal portfolio was 4.76% for the second quarter of 2013 compared to 5.44% for the second quarter of 2013. QNB had purchased many municipal securities when rates were significantly higher. These bonds have either reached maturity or their call dates and are being replaced with municipal bonds with lower yields. Typically QNB purchased municipal bonds with 10-15 year maturities; however, given the current rate environment has shortened the maturity range to between 5-7 years with call dates between 2-4 years.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Interest income on mortgage-backed securities and CMOs decreased $183,000. Average balances increased $18,526,000, or 9.7%, to $210,474,000 when comparing the two periods and contributed $120,000 in additional income. The yield on the mortgage-backed and CMO portfolio decreased 58 basis points from 2.58% for the second quarter of 2012 to 2.00% for the second quarter of 2013, resulting in a $303,000 reduction in interest income. This portfolio was expanded because it provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested when interest rates eventually increase. With the historically low interest rate environment mortgage refinancing activity over the past three years was significant resulting in an increase in prepayments on these securities. Since most of these securities were purchased at a premium, prepayments result in a shorter amortization period of this premium and therefore a reduction in income. With the increase in interest rates, mortgage prepayments should slow down and yields should increase.

Income on loans decreased $591,000 to $5,728,000 when comparing the second quarters of 2013 and 2012 with the decline in the portfolio yield being the reason. The yield on the loan portfolio decreased 53 basis points to 4.76% when comparing the same periods, resulting in a reduction in interest income of $594,000. When comparing the two quarters average balances increased 0.5% resulting in an increase of $3,000 in interest income. As a result of the decline in market rates and an increase in competition for quality loans, QNB lowered the rates offered on new loans and reduced rates on some existing loans.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans decreased $336,000 and was impacted by both the decline in yield and a decrease in average balances. The yield on commercial real estate loans was 5.37% for the second quarter of 2013, a decrease of 47 basis points from the 5.37% reported for the second quarter of 2012. Average balances decreased $4,060,000, or 1.6%, to $249,290,000, for the three months ended June 30, 2013 compared with the same quarter in 2012.

Income on commercial and industrial loans, the second largest category, decreased only $4,000 as the decline in yield was offset by an increase in average balances. Average commercial and industrial loans increased $9,425,000, or 9.4%, to $110,010,000 for the second quarter of 2013. The average yield on these loans decreased 43 basis points to 4.26% resulting in a decrease in income of $118,000. Many of the loans in this category are indexed to the prime interest rate and have floors.

Income on home equity loans declined by $41,000 when comparing the second quarter of 2013 and 2012. During the second quarter of 2013, QNB began to offer very attractive rates on both variable rate and fixed rate home equity loans in an attempt to increase demand. As a result average home equity loans increased $797,000, or 1.6%, to $51,532,000 for the second quarter of 2013. From December 31, 2012 to June 30, 2013 home equity loans have increased 3.5% to $56,777,000. The yield on the home equity portfolio decreased 40 basis points to 4.11%. The demand for home equity loans declined during prior periods as home values fell preventing some homeowners from having equity in their homes to borrow against while others took advantage of the low interest rates on mortgages and refinanced their home equity loans into a new mortgage. With the recent rise in mortgage interest rates and an improvement in home values it is expected that the demand for home equity loans will continue to improve.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Given the low yields on investment securities, management decided to retain some 15 year mortgages to borrowers with high credit scores and low loan to value ratios. As a result, average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $963,000, or 3.5%, to $28,406,000 for the second quarter of 2013. During this same period the average yield on the portfolio declined by 98 basis points to 4.45% for the second quarter of 2013. The net result was a decrease in interest income of $56,000.

For the most part, earning assets are funded by deposits, which increased on average by $27,435,000, or 3.6%, to $797,661,000 and by borrowed funds which increased on average by $4,717,00 to $34,245,000, when comparing the second quarters of 2013 and 2012. Total interest expense decreased $359,000 to $1,289,000 for the second quarter of 2013 with interest expense on total deposits accounting for $328,000 of the decline. The rate paid on interest-bearing liabilities decreased 22 basis points from 0.90% for the second quarter of 2012 to 0.68% for the second quarter of 2013. During this same period, the rate paid on interest-bearing deposits decreased 21 basis points from 0.87% to 0.66%. These yields will most likely not decline much further as deposit rates are close to reaching an inherent floor.

Consistent with prior quarters, the growth in deposits when comparing the second quarter of 2013 with the second quarter of 2012 was in accounts with greater liquidity, such as non-interest-bearing and interest-bearing demand, interest-bearing municipal accounts, and savings deposits. Average non-interest-bearing demand accounts increased $7,226,000, or 10.8%, to $74,165,000 for the second quarter of 2013. QNB has been very successful in increasing business checking accounts as balances in these accounts have increased by $8,105,000, or 16.8%, when comparing the two quarters. Average interest-bearing demand accounts increased $11,588,000, or 11.7%, to $110,649,000 for the second quarter of 2013 compared to the same quarter of 2012; however, interest expense on interest-bearing demand accounts decreased $12,000 to $66,000 for the second quarter of 2013 as the average rate paid decreased from 0.32% for the second quarter of 2012 to 0.24% for the second quarter of 2013. Included in this category is QNB-Rewards checking, a higher-rate checking account product. The decrease in interest expense and the average rate paid on interest-bearing demand accounts is primarily the result of a reduction in the rate paid on QNB-Rewards checking. The rate paid on this account for the second quarter of 2012 was 1.25% on balances up to $25,000 and 0.50% for balances over $25,000 compared to 1.00% on balances up to $25,000 and 0.25% for balances over $25,000 during the second quarter of 2013. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the second quarter of 2013, the average balance in this product was $31,767,000 and the related interest expense was $55,000 for an average yield of 0.69%. In comparison, the average balance of the QNB-Rewards accounts for the second quarter of 2012 was $29,693,000 with a related interest expense of $68,000 and an average rate paid of 0.92%. Even with the reduction in the rates paid on the QNB-Rewards product, the yield of 1.00% for the first $25,000 and 0.25% on balances over $25,000, assuming qualifications are met, is still an attractive rate relative to competitors’ offerings as well as other QNB products. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $69,368,000 for the second quarter of 2012 to $78,882,000 for the second quarter of 2013. The average rate paid on these balances increased slightly from 0.05% to 0.06% for the three month periods June 30, 2012 and 2013, respectively.

Interest expense on municipal interest-bearing demand accounts increased $9,000 to $90,000 for the second quarter of 2013. The average balance of municipal interest-bearing demand accounts increased $26,517,000, or 47.7%, while the average interest rate paid on these accounts decreased from 0.59% for the second quarter of 2012 to 0.44% for the second quarter of 2013. Most of these accounts are tied directly to the Federal funds rate with most having rate floors between 0.25% and 0.50%. QNB was successful in increasing their relationships with several of these customers over the past year, accounting for the increase in balances. The yield on these accounts should decline in the third quarter as most of the floors were reduced to between 0.25% and 0.35%. In addition the balance should increase significantly during the third quarter as taxes are received by the school districts.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average money market accounts decreased $4,861,000, or 6.6%, to $68,695,000 for the second quarter of 2013 compared with the same period in 2012. When comparing these same periods interest expense on money market accounts decreased $30,000 to $36,000 and the average interest rate paid declined 15 basis points to 0.21% for the second quarter of 2013. The decline in interest expense and the rate paid is a function of the low interest rate environment.

The QNB online eSavings account, introduced approximately three years ago, has been extremely successful and is the main reason for the growth of savings accounts to $204,510,000 at June 30, 2013. As market rates declined, the eSavings interest rate paid was also reduced and declined from 0.90% at March 31, 2012 to 0.75% at June 30, 2012 to 0.50% at June 30, 2013. The average yield paid on these accounts was 0.50% for the second quarter of 2013 compared with a yield of 0.84% for the second quarter of 2012. The average balance of this product was $150,874,000 for the second quarter of 2013 compared to $140,847,000 for the second quarter of 2012 and contributed to the $10,980,000, or 5.8%, increase in total average savings accounts when comparing the two quarters. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and increased $953,000, or 2.0%, when comparing the second quarter 2013 average to the same 2012 quarter. The average rate paid on total savings accounts decreased 27 basis points from 0.67% for the second quarter of 2012 to 0.40% for the second quarter of 2013 and interest expense decreased 35.9% from $315,000 to $202,000 over the same period.

The repricing of time deposits at lower rates continues to have the greatest impact on total interest expense. Total interest expense on time deposits decreased $182,000, or 18.4%, to $805,000 for the second quarter of 2013. Average total time deposits decreased by $24,015,000, or 8.4%, to $261,476,000 for the second quarter of 2013. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. Over the course of 2012 and the first six months of 2013 a significant amount of time deposits have continued to reprice lower as rates have declined. The average rate paid on time deposits decreased from 1.39% to 1.23% when comparing the second quarter of 2012 to the same period in 2013.

Approximately $117,487,000, or 46.4%, of time deposits at June 30, 2013 will reprice or mature over the next 12 months. The average rate paid on these time deposits is approximately 0.73%. Given the short-term nature of QNB’s time deposit portfolio and the current rates being offered, it is likely that the average rate paid on time deposits may continue to decline slightly in the near term as higher costing time deposits are repriced lower. However, given the short-term nature of these deposits interest expense could increase if short-term time deposit rates were to increase suddenly.

Short-term borrowings are primarily comprised of sweep accounts structured as repurchase agreements with commercial customers. Interest expense on short-term borrowings increased slightly from $26,000 for the second quarter of 2012 to $27,000 for the second quarter of 2013. When comparing these same periods average balances increased from $21,596,000 to $28,961,000 while the average rate paid declined from 0.49% to 0.38%.

QNB had $5,284,000 and $7,932,000 of long-term debt at an average rate of 4.75% for the second quarter of 2013 and 2012, respectively. In April 2012, $15,000,000 of debt at a rate of 4.75% matured and was repaid resulting in the reduction of average balances. As a result interest expense declined from $95,000 for the second quarter of 2012 to $63,000 for the second quarter of 2013. In April, 2014, $5,000,000 in debt at a rate of 4.75% will mature which should further reduce interest expense.

Six Month Comparison

For the six month period ended June 30, 2013 net interest income was $12,669,000, a decrease of $913,000, or 6.7%, lower than the $13,582,000 reported for the first half of 2012. On a tax-equivalent basis net interest income declined $978,000, or 6.7%, to $13,659,000. For the six month period ending June 30, 2013 average earning assets increased $36,701,000, or 4.4%, to $875,557,000, with average investment securities increasing $45,929,000, or 13.4%, to $388,598,000 and average loans decreasing $4,122,000, or 0.9%, to $477,196,000. Average total deposits increased $34,143,000, or 4.5%, to $796,229,000 for the six-month period ended June 30, 2013 compared to the same period in 2012. The net interest margin on a tax-equivalent basis was 3.15% for the six-month period ended June 30, 2013 compared with 3.51% for the same period in 2012.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Total interest income on a tax-equivalent basis decreased $1,822,000, from $18,112,000 to $16,290,000, when comparing the six-month periods ended June 30, 2012 and June 30, 2013 as the additional interest income generated from the growth in earning assets was offset by the impact of declining yields on those assets. Interest income increased $410,000 as a result of volume increases but declined $2,232,000 as a result of lower yields. The analysis of the six-month comparison periods is similar to what was described in the quarterly analysis; strong deposit growth combined with minimal loan demand has resulted in significant growth of the investment securities portfolio. These factors when combined with the historically low interest rate environment and the repricing of earning assets has resulted in a decline in net interest income and the net interest margin.

The yield on earning assets decreased from 4.34% to 3.75% for the six-month periods with the yield on loans decreasing from 5.33% to 4.83% during this time. The yield on investments decreased from 3.11% to 2.49% when comparing the six-month periods. As discussed previously, the decline in yields reflects the impact of historically low levels of interest rates over the past several years.

Total interest expense decreased $844,000, from $3,475,000 for the six-month period ended June 30, 2012 to $2,631,000, for the six-month period ended June 30, 2013. Most of the decrease in interest expense was a result of lower rates paid on deposits, especially time deposits and Online eSavings deposits. Interest expense on interest-bearing deposits declined by $631,000, with interest expense on time deposits and savings deposits declining $339,000 and $204,000, respectively. The average rate paid on time deposits decreased 14 basis points from 1.40% to 1.26% while the average rate paid on savings deposits decreased from 0.69% to 0.43% when comparing the six-month periods ended June 30, 2012 and 2013. The average balance of total time deposits declined $21,381,000, or 7.5%, to $264,011,000 for the six months ended June 30, 2013 compared with the similar 2012 period.

While the average balances on time deposits declined when comparing the six-month periods, the average balances of transaction accounts increased significantly as customers sought the liquidity of these accounts as well as the higher rate being offered on the QNB-Rewards checking product and the Online eSavings product. The average balance of non-interest and interest-bearing transaction accounts increased $55,524,000, or 11.6% to $532,218,000 for the six-months ended June 30, 2013. Interest expense on interest-bearing demand deposits decreased $29,000, as the 9 basis point decrease in the average rate paid more than offset the impact on interest expense of the $11,759,000, or 12.1%, increase in average balances. The interest rate paid on interest-bearing demand accounts decreased from 0.33% for the first half of 2012 to 0.24% for the first half of 2013. As discussed previously, a reduction in the rate paid on the QNB-Rewards checking account was the primary factor for the decrease in cost of funds in this category.

Interest expense on municipal deposits increased by $5,000 to $173,000 for the six months ended June 30, 2013 as the $25,846,000 or 47.0% increase in balances offset the 19 basis point decline in the average rate paid. Interest expense on money market accounts declined by $64,000 to $73,000 for the six month period ended June 30 2013 as the average rate paid declined from 0.36% for the first half of 2012 to 0.21% for the first half of 2013. The impact of lower rates combined with the impact of the 5.7% decrease in average balances accounted for the reduced expense. Average savings account balances increased $15,953,000, or 8.7%, to $199,241,000 while the average rate paid decreased from 0.69% to 0.43%. The combination of these elements resulted in a $204,000 decrease in interest expense on savings accounts.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Also contributing to the reduction in interest expense, when comparing the six-month periods, was lower expense on long-term debt. Interest expense on long-term debt declined by $213,000, primarily the result of the repayment of $15,000,000 in April 2012 as discussed previously. The average balance of long-term debt was $5,285,000 for the first half of 2013 compared to $14,115,000 for the same period in 2012.

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

Economic conditions over the past four years have contributed to high rates of unemployment and a softening of the residential and commercial real estate markets. These factors have had a negative impact on both consumers and small businesses and have contributed to higher than historical levels of net charge-offs and increases in specific reserves and in non-performing, impaired and classified loans. These factors and continued concerns related to economic conditions have resulted in elevated levels of the provision for loan losses and the allowance for loan losses. Since December 31, 2008, the start of the financial crisis, QNB has increased its allowance for loan losses from $3,836,000, or 0.95% of total loans, to $9,431,000, or 1.92% of total loans at June 30, 2013. Over the past year the allowance for loan losses has been relatively stable representing $9,772,000, or 2.05% of total loans at December 31, 2012, and $9,467,000, or 1.92% of total loans at June 30, 2012. The allowance for loan losses at June 30, 2013 is at a level that QNB management believes is adequate as of that date based on its analysis of known and inherent losses in the portfolio.

QNB recorded a provision for loan losses of $100,000 in the second quarter of 2013. There was no provision for loan losses in either the first quarter of 2013 or the second quarter of 2012. For the six month periods ended June 30, 2013 and 2012 the provision for loan losses was $100,000 and $300,000, respectively. Net loan charge-offs were $20,000 for the second quarter of 2013, or 0.02% annualized of total average loans, compared with net recoveries of $12,000 for the second quarter of 2012, or -0.01% annualized of total average loans. For the six month periods ended June 30, 2013 and 2012 net loan charge-offs were $441,000, or 0.19% annualized, and $73,000, or 0.03% annualized, respectively.

At June 30, 2013, non-performing loans totaled $22,037,000, as compared to $21,150,000 at December 31, 2012 and $20,824,000 at June 30, 2012. Non-performing loans have risen somewhat from 4.23% of total loans at June 30, 2012 to 4.49% at June 30, 2013. This increase was primarily the result of a $1,822,000 loan that was restructured to allow for a period of interest only payments during the first quarter of 2013. Loans on non-accrual status were $17,301,000 at June 30, 2013 compared with $18,572,000 at December 31, 2012 and $16,264,000 at June 30, 2012. Loans are placed on non-accrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on the updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Of the total amount of non-accrual loans at June 30, 2013, $11,394,000, or approximately 66%, were current or past due less than 30 days at quarter end. While total non-performing loans have increased when comparing the second quarter of 2013 with the second quarter of the prior year, loans classified as substandard or doubtful, which includes non-performing loans, continues to improve. At June 30, 2013 substandard or doubtful loans totaled $42,178,000, a reduction of $8,698,000 from $50,876,000 as of June 30, 2012.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

QNB had $442,000 of loans past due 90 days or more and still accruing interest at June 30, 2013 compared to none at December 31, 2012 and $475,000 at June 30, 2012. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 1.70% of total loans at June, 2013 compared with 1.50% at December 31, 2012 and 1.20% at June 30, 2012.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans and indirect lease financing loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. At June 30, 2013 and December 31, 2012, the recorded investment in loans for which impairment has been identified totaled $30,002,000 and $32,304,000 of which $22,182,000 and $23,771,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $7,820,000 and $8,533,000 at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013 and December 31, 2012, the related allowance for loan losses associated with these loans was $2,181,000 and $2,701,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	June 30,	December 31,	June 30,
	2013	2012	2012
Non-accrual loans	$17,301	$18,572	$16,264
Loans past due 90 days or more and still accruing interest	442	-	475
Troubled debt restructured loans (not already included above)	4,294	2,578	4,085
Total non-performing loans	22,037	21,150	20,824
Other real estate owned and repossessed assets	1,063	1,161	1,151
Non-accrual investment securities	2,091	1,962	2,015
Total non-performing assets	$25,191	$24,273	$23,990

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$476,130	$480,068	$480,455
Total loans	489,215	477,733	491,263

Allowance for loan losses	9,431	9,772	9,467

Allowance for loan losses to:
Non-performing loans	42.79%	46.20%	45.47%
Total loans	1.92%	2.05%	1.92%
Average total loans	1.98%	2.04%	1.97%

Non-performing loans to total loans	4.49%	4.41%	4.23%
Non-performing assets to total assets	2.77%	2.64%	2.70%

An analysis of loan charge-offs for the three and six months ended June 30, 2013 compared to 2012 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net charge-offs	$20	$(12)	$441	$73

Net charge-offs (annualized) to:
Total loans	0.02%	-0.01%	0.18%	0.03%
Average total loans	0.02%	-0.01%	0.19%	0.03%
Allowance for loan losses	0.87%	-0.50%	9.44%	1.55%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-Interest Income Comparison
	Three months		Change from		Six months		Change from
	ended June 30,		prior year		ended June 30,		prior year
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Net gain on investment securities	$93	$141	$(48)	-34.0%	$516	$530	$(14)	-2.6%
Fees for services to customers	369	345	24	7.0%	735	684	51	7.5%
ATM and debit card	378	367	11	3.0%	730	731	(1)	-0.1%
Bank-owned life insurance	75	78	(3)	-3.8%	149	156	(7)	-4.5%
Merchant income	101	101	-	0.0%	182	186	(4)	-2.2%
Net gain on sale of loans	98	231	(133)	-57.6%	323	458	(135)	-29.5%
Other	125	63	62	98.4%	352	147	205	139.5%
Total	$1,239	$1,326	$(87)	-6.6%	$2,987	$2,892	$95	3.3%

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and check card income, income on bank-owned life insurance, merchant income and gains and losses on the sale of investment securities and residential mortgage loans.

Quarter to Quarter Comparison

Total non-interest income for the second quarter of 2013 was $1,239,000, a decrease of $87,000, compared to $1,326,000 for the second quarter of 2012.

The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio in an effort to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio. Net investment securities gains were $93,000 for the quarter ended June 30, 2013 compared to $141,000 for the comparable quarter in 2012. Included in the second quarter of 2013 securities gains were $107,000 recorded on the sale of equity securities and $28,000 on sales of bonds, primarily mortgaged-backed securities and collateralized mortgage obligations. In the second quarter of 2012, QNB recorded gains of $40,000 on the sale of equity securities and $101,000 on the sale of bonds. There was a $43,000 credit-related OTTI charges during the second quarter of 2013. There were no OTTI charges in the second quarter of 2012.

Fees for services to customers were $369,000 for the second quarter of 2013, a $24,000, or 7.0%, increase from the same period in 2012. Overdraft income, representing approximately 64% of total fees for services to customers during the second quarter of 2013, increased by $24,000. The increase in overdraft income primarily reflects the positive impact of the introduction of an overdraft protection program on net overdraft income as the program reduced the amount of overdraft fees forgiven.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. Net gains on the sale of residential mortgage loans for the second quarter of 2013 was $133,000, or 57.6%, less than the second quarter of the prior year. During the second quarter of 2013 mortgage interest rates increased significantly in reaction to the possible tapering of the purchase of mortgage-backed securities by the Federal Reserve Bank. This resulted in a slowdown of mortgage refinancing activity as well as losses on loans with fixed interest rates that were originated but not yet sold. A $38,000 charge was taken to reflect the fair market value of these loans that were held-for-sale at the end of June. The volume of loan sales was also less than prior year. Proceeds from the sale of residential mortgages were $4,380,000 and $6,451,000 for the second quarters of 2013 and 2012, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

There was a $62,000 increase in other non-interest income related to improved mortgage servicing income, title company income and mutual fund and annuity income. During the fourth quarter of 2012, QNB changed vendors related to the mutual fund and annuity income and now provides securities and advisory services under the name of QNB Financial Services through Investment Professionals, Inc., a registered Broker/Dealer and Registered Investment Advisor. There has been a significant increase in revenue as a result of the change which contributed an additional $112,000 to the quarter. Mortgage servicing fees were $38,000 higher quarter over quarter primarily related to a small reversal of a portion of the valuation allowance related to the fair value of mortgage servicing rights as calculated by an independent third-party in 2013. This compares to a $21,000 valuation allowance was required in the second quarter of 2012. When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to, and over, the period of net servicing income or loss. On a quarterly basis, servicing assets are assessed for impairment based on their fair value. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded. QNB also provides title insurance as a member of Laurel Abstract Company LLC. Title company income also increased $9,000 when comparing the second quarter of 2013 to 2012. Offsetting some of these increases noted above was a $90,000 valuation allowance recorded on a property classified as other real estate owned. This property was sold in July 2013. In comparison, net gains of $10,000 were recorded on the sale of other real estate owned during the second quarter of 2012.

Six-Month Comparison

Total non-interest income for the six month periods ended June 30, 2013 and 2012 was $2,987,000 and $2,892,000, respectively. Excluding net gains on investment securities and loans for both periods total non-interest income was $2,148,000 and $1,904,000, an increase of $244,000, or 12.8%.

Fees for services to customers increased $51,000, or 7.5%, to $735,000 for the six-month period ended June 30, 2013. Similar to the quarter, the majority of the increase related to an increase in overdraft service charges and a reduction in waived overdraft charges.

Net gains on the sale of loans decreased $135,000, or 29.5%, when comparing the six months ended June 30, 2013 to the same period in 2012. Proceeds from the sale of residential mortgages were $10,955,000 and $11,942,000 for the periods ended June 30, 2013 and 2012, respectively. Although the total proceeds from loan sales did decline significantly from prior year, smaller gains per loan (or losses) due to the interest rate environment at the time of sale were the biggest contributors to the decline.

Other non-interest income increased $205,000, to $352,000, when comparing the six-month periods ended June 30, 2013 and 2012. Similar to the quarter comparison, revenue from QNB Financial Services, income from mutual fund and annuity sales, was the biggest contributor with an additional $196,000 in non-interest income when comparing the six month periods while mortgage servicing income contributed an additional $73,000. During the first six months of 2013 QNB was able to reverse $24,000 of the valuation allowance recorded on mortgage servicing assets during previous years. This compares to a valuation allowance of $22,000 recorded during the first half of 2012. A slowdown in mortgage refinance activity during 2013 has also resulted in a $24,000 reduction in amortization of the mortgage servicing asset. In addition, title company income increased $38,000. Offsetting a portion of these increases was an $89,000 increase in net losses on other real estate owned primarily related to the valuation allowance discussed for the quarter.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	Three months		Change from		Six months		Change from
	ended June 30,		prior year		ended June 30,		prior year
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Salaries and employee benefits	$2,673	$2,548	$125	4.9%	$5,232	$5,174	$58	1.1%
Net occupancy	415	397	18	4.5%	851	821	30	3.7%
Furniture and equipment	417	373	44	11.8%	830	703	127	18.1%
Marketing	251	256	(5)	-2.0%	490	457	33	7.2%
Third-party services	386	365	21	5.8%	760	704	56	8.0%
Telephone, postage and supplies	159	156	3	1.9%	340	306	34	11.1%
State taxes	173	167	6	3.6%	345	327	18	5.5%
FDIC insurance premiums	183	162	21	13.0%	353	342	11	3.2%
Other	434	404	30	7.4%	830	845	(15)	-1.8%
Total	$5,091	$4,828	$263	5.4%	$10,031	$9,679	$352	3.6%

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services, FDIC insurance premiums, regulatory assessments and taxes and various other operating expenses.

Quarter to Quarter Comparison

Total non-interest expense was $5,091,000 for the second quarter of 2013, an increase of $263,000, or 5.4%, compared to the second quarter of 2012. QNB’s overhead efficiency ratio, which represents the percentage of each dollar of revenue that is used for non-interest expense, is calculated by taking non-interest expense divided by net operating revenue on a tax-equivalent basis. The Bank’s efficiency ratios were 67.3% and 59.8% for the three months ended June 30, 2013 and 2012, respectively, and compare favorably with Pennsylvania commercial banks with assets between $500 million and $1 billion which had an average efficiency ratio of 70.8% for the first quarter of 2013, the most recent period available.

Salaries and benefits is the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense for the second quarter of 2013 were $2,673,000, an increase of $125,000, or 4.9%, from the $2,548,000 reported in the second quarter of 2012. The main reason for the increase was an additional eleven full-time equivalent employees primarily related to the opening of two new branch locations in the first quarter of 2013 as well as two additional employees for QNB Financial Services. Offsetting some of this increase was the elimination of an incentive compensation accrual in 2013 compared to expense of approximately $90,000 in the second quarter of 2012. In addition to the $97,000 increase related to salaries and related taxes, medical premiums and claims increased $33,000 comparing the second quarter of 2013 to 2012.

Net occupancy as well as furniture and fixtures expense increased $62,000, or 8.1%. The majority of this increase was attributable to higher depreciation and amortization expense, and equipment maintenance costs. Much of the increase was related to the opening of two new locations during the first quarter, a full-service branch in Colmar, PA and a business office in Warminster, PA.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $21,000, or 5.8%, to $386,000 for the three months ended June 30, 2013 when compared to the same period in 2012. The largest contributor to the increase in this category was related to the cost of a consultant utilized to assist with a Gramm-Leach-Bliley (GLBA) risk assessment for the Bank.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

FDIC insurance premium expense increased $21,000, or 13.0%, to $183,000, when comparing the three months ended June 30, 2013 to the same period in 2012. The higher expense reflects an increase in quarterly average assets as well as a small increase in the rate charged.

Other non-interest expense increased $30,000, or 7.4%, to $434,000 for the second quarter of 2013. Contributing to the increase are higher expenses associated with check cards, foreclosure and repossessed asset, seminars and Director fees.

Six-Month Comparison

Total non-interest expense was $10,031,000 for the six-month period ended June 30, 2013, an increase of $352,000, or 3.6%, compared to the first half of 2012.

Salaries and benefits expense increased $58,000, or 1.1%, to $5,232,000 for the six months ended June 30, 2013 compared to the same period in 2012. Salary expense and related taxes increased $39,000 during the period to $4,483,000. Similar to the quarter, a nine person increase in full-time equivalent employees contributed to the increase in costs. Prior year included an accrual of approximately $187,000 related to incentive compensation. Comparing the six month periods, benefits expense increased $19,000, to $749,000.

Net occupancy and furniture and equipment expense increased $157,000, or 10.3%, to $1,681,000 for the first half of 2013. As was the case for the quarter most of the increase pertains to higher depreciation and amortization costs primarily related to the two new locations opened in 2013. Higher costs related to building repairs and maintenance were offset by lower branch rent costs, primarily related to a refund of excess common area maintenance costs charged in prior years due to an error by the landlord. Higher equipment maintenance costs of $40,000 also contributed to the higher expense for the quarter. The majority of these additional costs relate to programs utilized for compliance and overdraft protection.

Marketing expense increased $33,000, or 17.2%, to $490,000 for the six months ended June 30, 2013. Increases in advertising, public relations, research and sales promotions which were higher in large part as a result of the two new locations mentioned previously that opened in the first quarter. Donations costs were also higher when compared to the first half of 2012. QNB contributes to many not-for-profit organizations and clubs and sponsors many local events in the communities it serves.

Third party services expense increased $56,000, or 8.0%, to $704,000 for the six months ended June 30, 2013 when compared to the same period in 2012. The largest contributors to the increase in this category were:

●	third party IT services ($25,000) related to increased expenses related to outsourced email and online/mobile banking;
●	other third party services ($26,000) attributable to higher costs for interest rate risk analysis and investment security research; and
●	consultant expense ($13,000) for GLBA risk assessment as noted previously.

These increases were partially offset by lower legal expenses for the first half of 2013 compared to 2012.

Telephone, postage and supplies expense was $34,000, or 11.1%, higher for the first half of 2013 when compared to the first half of 2012. Much of the increase was attributable to the Colmar and Warminster locations opened in early 2013.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 2013, QNB’s net deferred tax asset was $4,970,000. The primary components of deferred taxes are a deferred tax asset of $3,207,000 relating to the allowance for loan losses, a deferred tax asset of $1,039,000 resulting from unrealized losses on available for sale securities, a deferred tax asset of $156,000 generated by OTTI charges on equity securities and a deferred tax asset of $432,000 related to OTTI charges on trust preferred securities. As of June 30, 2012, QNB’s net deferred tax asset was $1,220,000. The primary components of deferred taxes was a deferred tax asset of $3,219,000 relating to the allowance for loan losses, a deferred tax asset of $121,000 generated by OTTI charges on equity securities and a deferred tax asset of $435,000 related to OTTI charges on trust preferred securities. Partially offsetting these deferred tax assets was a deferred tax liability of $2,391,000 resulting from unrealized gains on available-for-sale securities. The increase in the amount of the deferred tax asset when comparing the balance at June 30, 2013 and 2012 is primarily related to the change from an unrealized gain position on the available-for-sale investment portfolio at June 30, 2012 to an unrealized loss position on the available-for-sale portfolio at June 30, 2013. This change was principally related to the impact of rising interest rates, particularly towards the end of the second quarter of 2013.

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

Applicable income tax expense was $490,000 for the three-month period ended June 30, 2013 compared to $769,000 for the three-month period ended June 30, 2012. The effective tax rate for second quarter of 2013 was 20.6% compared with 23.5% for the second quarter of 2012. For the six-month periods ended June 30, 2013 and 2012 applicable income taxes and the effective tax rates were $1,223,000, or 22.1% and $1,519,000, or 23.4%, respectively. The lower income tax expense and lower effective tax rates in 2013 is a function of lower pretax net income.

FINANCIAL CONDITION ANALYSIS

The following balance sheet analysis compares average balance sheet data for the six months ended June 30, 2013 and 2012, as well as the period ended balances as of June 30, 2013 and December 31, 2012.

Average earning assets for the six-month period ended June 30, 2013 increased $36,701,000, or 4.4%, to $875,557,000 from $838,856,000 for the six months ended June 30, 2012. The mix of earning assets has changed somewhat when comparing the two periods. Average loans decreased $4,122,000, or 0.9%, while average investment securities increased $45,929,000, or 13.4%. Average loans represented 54.5% of earning assets for the first six months of 2013, while average investment securities represented 44.4% of earning assets for the same period. This compares to 57.4% and 40.9%, respectively, for the first half of 2012. Average other earning assets, which includes Federal Reserve deposits, decreased $5,106,000, or 34.3%, when comparing these same periods. Given the slow-down in loan growth and the relatively low yield of 0.25% on interest-bearing deposits at the Federal Reserve Bank, the decision was made to try and stay as fully invested as possible, while still retaining adequate liquidity.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average total commercial loans decreased $5,090,000, or 1.3%, when comparing the first six months of 2013 to the first six months of 2012. Commercial and industrial loans increased $5,936,000, or 6.0%, to $104,866,000. Commercial and industrial loans represent commercial purpose loans that are either secured by collateral other than real estate or unsecured. Many of these loans are for operating lines of credit. Average loans secured by real estate, either commercial or residential properties decreased $6,522,000, or 2.6%, when comparing the average balances for the six-month periods while average tax-exempt loans to state and municipal organizations decreased $2,182,000, or 6.3%, over the same time period. Average indirect lease financing loans decreased $2,322,000, or 19.4%, when comparing the first half of 2013 to 2012. The decline in balances is a result of fewer opportunities to purchase good quality leases.

Average residential real estate loans increased $1,160,000, or 4.3%, to $28,458,000 for the first six months of 2013 as historically low interest rates have resulted in an increase in residential mortgage activity. This increase represents fixed rate loans primarily loans with a 15 year maturity, low loan-to-values and excellent credit. Despite this increase, QNB sells most of its fixed rate originations to Freddie Mac.

Total investment securities were $380,510,000 at June 30, 2013 and $401,648,000 at December 31, 2012. Since December 31, 2012 decreases in U.S. Government and agency securities were replaced with mortgage-backed securities that are backed by U.S. Government and agencies and sponsored enterprises (GSEs).

QNB does own CDOs in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by banks or bank holding companies, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. QNB holds seven of these securities with an amortized cost of $3,519,000 and a fair value of $2,091,000 at June 30, 2013. There was no credit-related other-than-temporary impairment charge in the first half of 2013 or 2012. It is possible that future calculations could require recording additional other-than-temporary impairment charges through earnings. For additional detail on these securities see Note 7 Investment Securities and Note 9 Fair Value Measurements and Disclosures.

For the most part, earning assets are funded by deposits. Total average deposits increased $34,143,000, or 4.5%, to $796,229,000 for the first six months of 2013 compared to the first six months of 2012. Customers are continuing to look for the safety and stability of a strong local community bank as opposed to the volatility of the equity markets and the uncertainty of the larger regional and national banks. The opening of the two new locations in early 2013 should result in additional loan and deposit growth.

Average interest-bearing demand and municipal accounts increased $ 11,759,000, or 12.1%, and $25,846,000, or 47.0%, respectively, when comparing the first six months of 2013 and 2012. Business accounts are the primary factor behind the growth of the interest-bearing demand accounts while the growth in relationships with a couple of school districts contributed to the increase in municipal balances. Average savings balances increased $15,953,000, or 8.7%, to $199,241,000 for the first half of 2013 due to the continued success of QNB’s Online eSavings. The growth in this product, while still strong, has slowed over the past year. Average non-interest bearing demand accounts increased $6,325,000, or 9.7%, when comparing the six month periods. Total average time deposits decreased $21,381,000, or 7.5%, when comparing the six month periods as customers continue to look for the liquidity of transaction accounts and are hesitant to lock in longer term deposits at low rates.

Total assets at June 30, 2013 were $910,829,000 compared with $919,874,000 at December 31, 2012. During the second quarter of 2013 the demand for loans began to pick up resulting in an $11,482,000, or 2.4%, increase in total loans between December 31, 2012 and June 30, 2013. Total loans at June 30, 2013 were $489,215,000. In contrast total securities declined by $21,138,000, or 5.3%, to $380,510,000 at June 30, 2013. The increase in interest rates during the latter part of the second quarter of 2013 contributed to the decline in investment securities as the fair value of the portfolio declined from a gain of $6,752,000 at December 31, 2012 to a loss of $3,055,000 at June 30, 2013. This also negatively impacted shareholder’s equity as accumulated other comprehensive income, net of tax, went from a gain of $4,456,000 at December 31, 2012 to a loss of $2,016,000 at June 30, 2013.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

On the liability side, total deposits decreased by $5,725,000, or 0.7% to $795,913,000 at June 30, 2013 compared to the December 31, 2012 balances. Savings accounts increased $13,173,000, or 6.9%, to $204,510,000 at June 30, 2013 and interest-bearing demand accounts, including municipal deposits, increased $6,403,000, or 3.3% to $197,738,000 at June 30, 2013. These increases were offset as money market accounts, primarily business accounts, decreased $10,237,000, or 13.5%, from $76,047,000 at December 31, 2012 to $65,810,000 at June 30, 2013. Time deposits decreased $16,061,000, or 6.0%, from $269,234,000 at December 31, 2012 to $253,173,000 at June 30, 2013 as customers continue to look for liquidity in anticipation of rising interest rates. It is anticipated that total deposits will increase significantly during the third quarter as tax money is received by the local school districts. These deposits are short-term and will flow out over the next year as the schools use the funds for operations. These deposits do provide incremental income as they are invested in short-term investment securities but will further reduce the net interest margin as the spread earned is significantly less than the current net interest margin.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At June 30, 2013, the Bank had a maximum borrowing capacity with the FHLB of approximately $214,076,000. The maximum borrowing capacity changes as a function of qualifying collateral assets. QNB has no outstanding borrowings with the FHLB at June 30, 2013. In addition, the Bank maintains two unsecured Federal funds lines with two correspondent banks totaling $26,000,000. At June 30, 2013, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn. As part of its contingency funding plan, QNB successfully tested its ability to borrow from these sources during the fourth quarter of 2012.

Total cash and cash equivalents, available-for-sale investment securities and loans held-for-sale totaled $397,589,000 and $418,571,000 at June 30, 2013 and December 31, 2012, respectively. The sources and level of liquidity maintained should be adequate to meet normal fluctuations in loan demand or deposit withdrawals. Despite the recent increase in interest rates, particularly in the 5 to 10 year part of the yield curve, it is still anticipated that the investment portfolio will continue to provide sufficient liquidity as municipal bonds are called and as cash flow on mortgage-backed and CMO securities continues to be steady. In the event that interest rates would continue to increase the cash flow available from the investment portfolio could decrease.

Approximately $163,410,000 and $170,433,000 of available-for-sale securities at June 30, 2013 and December 31, 2012, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at June 30, 2013 was $74,236,000, or 8.15% of total assets, compared to shareholders' equity of $77,623,000, or 8.44% of total assets, at December 31, 2012. Shareholders’ equity at June 30, 2013 included a negative adjustment of $2,016,000 and December 31, 2012 included a positive adjustment of $4,456,000 related to unrealized holding gains, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 8.37% and 7.95% at June 30, 2013 and December 31, 2012, respectively.

Average shareholders' equity and average total assets were $75,295,000 and $907,926,000 for the first six months of 2013, an increase of 7.3% and 1.6%, respectively, from the averages for the year ended December 31, 2012. The ratio of average total equity to average total assets was 8.29% for the first half of 2013 compared to 7.86% for all of 2012.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table sets forth consolidated information for QNB Corp.:

	June 30,	December 31,
Capital Analysis	2013	2012
Tier I
Shareholders' equity	$74,236	$77,623
Net unrealized securities losses (gains), net of tax	2,016	(4,456)
Total Tier I risk-based capital	76,252	73,167

Tier II
Allowable portion: Allowance for loan losses	7,569	7,449
Unrealized gains on equity securities, net of tax	205	142
Total risk-based capital	$84,026	$80,758
Risk-weighted assets	$603,693	$593,630
Average assets	$910,565	$919,040

	June 30,	December 31,
Capital Ratios	2013	2012
Tier I capital/risk-weighted assets	12.63%	12.33%
Total risk-based capital/risk-weighted assets	13.92%	13.60%
Tier I capital/average assets (leverage ratio)	8.37%	7.96%

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for the total risk-based capital and 4.00% for leverage. All capital ratios have improved from December 31, 2012 as the Tier I and total risk based capital levels have increased to a greater degree than the risk-weighted assets. In addition, quarterly average assets have declined since year end.

During the first quarter of 2010, QNB began offering a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $448,000 to capital during first six months of 2013.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of June 30, 2013, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There has been no additional shares repurchased under the plan since the first quarter of 2009.

Continuing to impact risk-weighted assets is the $27,618,000 of risk-weighted assets due to mezzanine tranches of pooled trust preferred securities that were downgraded below investment grade during the first quarter of 2009. Although the amortized cost of these securities was only $3,275,000 at June 30, 2013, regulatory guidance required an additional $24,343,000 to be included in risk-weighted assets. The Bank utilized the method as outlined in the Call Report Instructions for an available-for-sale bond that has not triggered the Low Level Exposure (LLE) rule. The mezzanine tranches of CDOs that utilized this method of risk-weighting are five out of seven pooled trust preferred securities (PreTSLs) held by the Bank as of June 30, 2013. The other two pooled trust preferred securities have only one tranche remaining so the treatment noted above does not apply.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At June 30, 2013 and December 31, 2012, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

In June 2012, the Federal bank regulatory agencies issued a series of proposed revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. In July 2013, the Federal bank regulatory agencies adopted final rules, which differ in certain respects from the June 2012 proposals.

The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital. The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements are effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.

The July 2013 final rules include three significant changes from the June 2012 proposals:

(i)	the final rules do not change the current risk weighting for residential mortgage exposures;
(ii)

the final rules permit institutions, other than certain large institutions, to elect to continue to treat certain components of accumulated other comprehensive income as permitted under the current general risk-based capital rules, and not reflect unrealized gains and losses on available-for-sale securities in common equity tier 1 calculations; and

(iii)

the final rules permit institutions with less than $15.0 billion in assets to grandfather certain non-qualifying capital instruments (including trust preferred securities) issued prior to May 19, 2009 into tier 1 capital.

QNB will continue to analyze these new rules and their effects on the business, operations and capital levels of the Company and the Bank.

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

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

JUNE 30, 2013

Item 1.	Legal Proceedings None.

Item 1A.	Risk Factors There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

April 1, 2013 through April 30, 2013	-	-	-	42,117
May 1, 2013 through May 31, 2013	-	-	-	42,117
June 1, 2013 through June 30, 2013	-	-	-	42,117
Total	-	-	-	42,117

(1) Transactions are reported as of settlement dates.
(2) QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3) The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
(4) QNB’s current stock repurchase plan has no expiration date.
(5) QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Item 3.	Default Upon Senior Securities None.

Item 4.	Mine Safety Disclosures None.

Item 5.	Other Information None.

Item 6.	Exhibits

Exhibit 3(i)	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrants Form DEF 14-A filed with the Commission on April 15, 2005).

Exhibit 3(ii)	Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrants Form 8-K filed with the Commission on January 23, 2006).

Exhibit 11	Statement Re: Computation of Earnings Per Share. (Included in Part I, Item I, hereof.)

Exhibit31.1	Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Section 906 Certification of Chief Financial Officer

The following Exhibits are being furnished* as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

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

QNB Corp.

Date: August 14, 2013	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: August 14, 2013	By:	/s/ Bret H. Krevolin
Bret H. Krevolin
Chief Financial Officer