Form 10-Q
period 2013-09-30
QNB CORP
filed 2013-11-14
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                               September 30, 2013

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✔ No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ✔    No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer
Non-accelerated filer ____	Smaller Reporting Company ✔

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No    ✔

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2013
Common Stock, par value $0.625	3,262,295

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2013

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(unaudited)
	September 30, 2013	December 31, 2012
Assets
Cash and due from banks	$15,772	$14,859
Interest-bearing deposits in banks	3,752	594
Total cash and cash equivalents	19,524	15,453

Investment securities
Available-for-sale (amortized cost $410,244 and $394,750)	407,248	401,502
Held-to-maturity (fair value $162 and $166)	146	146
Restricted investment in bank stocks	1,868	2,244
Loans held-for-sale	385	1,616
Loans receivable	487,537	477,733
Allowance for loan losses	(8,995)	(9,772)
Net loans	478,542	467,961
Bank-owned life insurance	10,312	10,074
Premises and equipment, net	9,456	8,973
Accrued interest receivable	2,644	2,803
Other assets	8,990	9,102
Total assets	$939,115	$919,874

Liabilities
Deposits
Demand, non-interest bearing	$75,123	$73,685
Interest-bearing demand	246,988	191,335
Money market	57,809	76,047
Savings	203,973	191,337
Time	156,589	173,889
Time of $100,000 or more	87,470	95,345
Total deposits	827,952	801,638
Short-term borrowings	28,058	32,488
Long-term debt	5,000	5,287
Accrued interest payable	383	487
Other liabilities	1,979	2,351
Total liabilities	863,372	842,251

Shareholders' Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,426,864 shares and 3,392,572 shares issued; 3,262,295 and 3,228,003 shares outstanding	2,142	2,121
Surplus	13,518	12,787
Retained earnings	64,537	60,735
Accumulated other comprehensive (loss) income, net of tax	(1,978)	4,456
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	75,743	77,623
Total liabilities and shareholders' equity	$939,115	$919,874

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except share data - unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income
Interest and fees on loans	$5,588	$6,036	$16,758	$18,477
Interest and dividends on investment securities:
Taxable	1,407	1,519	4,152	4,719
Tax-exempt	663	707	2,034	2,104
Interest on interest-bearing balances and other interest income	20	14	34	33
Total interest income	7,678	8,276	22,978	25,333

Interest expense
Interest on deposits
Interest-bearing demand	176	175	478	501
Money market	32	55	105	192
Savings	205	272	631	902
Time	440	592	1,455	1,833
Time of $100,000 or more	282	368	918	1,117
Interest on short-term borrowings	28	27	81	80
Interest on long-term debt	63	64	189	403
Total interest expense	1,226	1,553	3,857	5,028
Net interest income	6,452	6,723	19,121	20,305
Provision for loan losses	150	300	250	600
Net interest income after provision for loan losses	6,302	6,423	18,871	19,705

Non-interest income
Total other-than-temporary impairment loss on investment securities	-	-	(43)	-
Less: Portion of loss recognized in other comprehensive income (before taxes)	-	-	-	-
Net other-than temporary impairment losses on investment securities	-	-	(43)	-
Net gain (loss) on sale of investment securities	303	(37)	862	493
Net gain (loss) on investment securities	303	(37)	819	493
Fees for services to customers	435	394	1,170	1,078
ATM and debit card	386	367	1,116	1,098
Bank-owned life insurance	77	78	226	234
Merchant Income	94	97	276	283
Net gain on sale of loans	36	186	359	644
Other	222	40	574	187
Total non-interest income	1,553	1,125	4,540	4,017

Non-interest expense
Salaries and employee benefits	2,691	2,609	7,923	7,783
Net occupancy	382	407	1,233	1,228
Furniture and equipment	431	387	1,261	1,090
Marketing	272	176	762	633
Third party services	356	426	1,116	1,130
Telephone, postage and supplies	162	146	502	452
State taxes	172	159	517	486
FDIC insurance premiums	180	173	533	515
Other	477	451	1,307	1,296
Total non-interest expense	5,123	4,934	15,154	14,613
Income before income taxes	2,732	2,614	8,257	9,109
Provision for income taxes	604	540	1,827	2,059
Net income	$2,128	$2,074	$6,430	$7,050
Earnings per share - basic	$0.65	$0.65	$1.98	$2.21
Earnings per share - diltued	$0.65	$0.64	$1.98	$2.20
Cash dividends per share	$0.27	$0.26	$0.81	$0.78

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(in thousands - unaudited)
Three months ended September 30,	2013			2012
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense	Net of tax amount
Net income	$2,732	$604	$2,128	$2,614	$540	$2,074
Other comprehensive income:
Net unrealized holding gains on securities:
Unrealized holding gains arising during the period	362	123	239	1,408	479	929
Reclassification adjustment for (gains) losses included in net income	(303)	(102)	(201)	37	13	24
Other comprehensive income	59	21	38	1,445	492	953
Total comprehensive income	$2,791	$625	$2,166	$4,059	$1,032	$3,027

Nine months ended September 30,	2013			2012
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$8,257	$1,827	$6,430	$9,109	$2,059	$7,050
Other comprehensive income:
Net unrealized holding gains on securities:
Unrealized holding (losses) gains arising during the period	(8,929)	(3,036)	(5,893)	1,902	647	1,255
Reclassification adjustment for gains included in net income	(819)	(278)	(541)	(493)	(167)	(326)
Other comprehensive (loss) income	(9,748)	(3,314)	(6,434)	1,409	480	929
Total comprehensive (loss) income	$(1,491)	$(1,487)	$(4)	$10,518	$2,539	$7,979

The accompanying notes are an integral part of the consolidated financial statements

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(in thousands, except share data - unaudited)	Number of Shares Outstanding	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2012	3,228,003	$2,121	$12,787	$60,735	$4,456	$(2,476)	$77,623
Net income		-	-	6,430	-	-	6,430
Other comprehensive loss, net of tax		-	-	-	(6,434)	-	(6,434)
Cash dividends declared ($0.81 per share)		-	-	(2,628)	-	-	(2,628)
Stock issued in connection with dividend reinvestment and stock purchase plan	28,234	18	632	-	-	-	650
Stock issued for employee stock purchase plan	1,913	1	39	-	-	-	40
Stock issued for options exercised	4,145	2	10	-	-	-	12
Tax benefit of stock options exercised		-	2	-	-	-	2
Stock-based compensation expense		-	48	-	-	-	48
Balance, September 30, 2013	3,262,295	$2,142	$13,518	$64,537	$(1,978)	$(2,476)	$75,743

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
Nine months ended September 30,	2013	2012
Operating Activities
Net income	$6,430	$7,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	843	727
Provision for loan losses	250	600
Net gains on investment securities	(819)	(493)
Net loss on sale of repossessed assets	150	34
Net gain on sale of loans	(359)	(644)
Loss on disposal of premises and equipment	-	4
Proceeds from sales of residential mortgages held-for-sale	15,332	15,908
Origination of residential mortgages held-for-sale	(13,742)	(14,678)
Income on bank-owned life insurance	(226)	(234)
Stock-based compensation expense	48	57
Deferred income tax (benefit) provision	216	(232)
Net (decrease) increase in income taxes payable	(117)	6
Net decrease (increase) in accrued interest receivable	159	(139)
Amortization of mortgage servicing rights and change in valuation allowance	38	149
Net amortization of premiums and discounts on investment securities	1,656	1,519
Net decrease in accrued interest payable	(104)	(288)
Decrease (increase) in other assets	3,761	(440)
Decrease in other liabilities	(372)	(75)
Net cash provided by operating activities	13,144	8,831
Investing Activities
Proceeds from payments, maturities and calls of investment securities available-for-sale	96,892	111,479
held-to-maturity	-	1,181
Proceeds from the sale of investment securities available-for-sale	13,552	22,395
Purchases of investment securities available-for-sale	(126,775)	(210,615)
Proceeds from redemption of investment in restricted bank stock	552	139
Purchase of restricted bank stock	(176)	-
Net (increase) decrease in loans	(12,027)	10,729
Net purchases of premises and equipment	(1,326)	(1,367)
Proceeds from sales of repossessed assets	562	703
Net cash used in investing activities	(28,746)	(65,356)
Financing Activities
Net increase in non-interest bearing deposits	1,438	635
Net increase in interest-bearing deposits	24,876	65,851
Net (decrease) increase in short-term borrowings	(4,430)	7,904
Repayments of long-term debt	(287)	(15,009)
Tax benefit from exercise of stock options	2	14
Cash dividends paid, net of reinvestment	(2,339)	(2,248)
Proceeds from issuance of common stock	413	485
Net cash provided by financing activities	19,673	57,632
Increase in cash and cash equivalents	4,071	1,107
Cash and cash equivalents at beginning of year	15,453	10,555
Cash and cash equivalents at end of period	$19,524	$11,662
Supplemental Cash Flow Disclosures
Interest paid	$3,961	$5,316
Income taxes paid	1,725	2,270
Non-cash transactions:
Transfer of loans to repossessed assets or other real estate owned	1,196	1,096

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2012 Annual Report incorporated in the Form 10-K. Operating results for the three and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2013, for items that should potentially be recognized or disclosed in these financial statements.

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

Stock-based compensation expense was approximately $18,000 and $16,000 for the three months ended September 30, 2013 and 2012, respectively, and $48,000 and $57,000 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there was approximately $103,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 28 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorized the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest ratably over a three-year period. As of September 30, 2013, there were 225,058 options granted, 30,444 options forfeited, 164,814 options exercised and 29,800 options outstanding under this Plan. The 1998 Plan expired on March 10, 2008.

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of September 30, 2013, there were 143,200 options granted, 45,000 options forfeited, 11,100 options exercised, and 87,100 options outstanding under this Plan. The 2005 Plan expires March 15, 2015.

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

Nine months ended September 30,	2013	2012
Risk free interest rate	0.35%	0.39%
Dividend yield	4.26	4.68
Volatility	34.10	33.81
Expected life (years)	5.00	5.00

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term approximating the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the first nine months of 2013 and 2012 was $4.52 and $3.81, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

3. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY (continued)

Stock option activity during the nine months ended September 30, 2013 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2012	128,225	22.72
Granted	20,000	23.20
Exercised	(28,725)	20.35
Forfeited	(2,600)	19.79
Outstanding at September 30, 2013	116,900	$23.45	2.15	$366
Exercisable at September 30, 2013	58,900	$25.23	0.96	$203

4. SHARE REPURCHASE PLAN

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. There were no shares repurchased during the nine months ended September 30, 2013. As of September 30, 2013, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

5. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator for basic and diluted earnings per share - net income	$2,128	$2,074	$6,430	$7,050
Denominator for basic earnings per share - weighted average shares outstanding	3,253,939	3,202,104	3,243,385	3,191,226
Effect of dilutive securities - employee stock options	12,542	13,572	11,543	13,605
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,266,481	3,215,676	3,254,928	3,204,831
Earnings per share - basic	$0.65	$0.65	$1.98	$2.21
Earnings per share - diluted	$0.65	$0.64	$1.98	$2.20

There were 49,800 and 52,300 stock options that were anti-dilutive for both the three and nine-month periods ended September 30, 2013 and 2012, respectively. These stock options were not included in the above calculation.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

6. COMPREHENSIVE INCOME

The following shows the components of accumulated other comprehensive income at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Unrealized net holding (losses) gains on available-for-sale securities	$(2,192)	$7,736
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	(804)	(984)
Accumulated other comprehensive (loss) income	(2,996)	6,752
Tax benefit (expense)	1,018	(2,296)
Accumulated other comprehensive (loss) income, net of tax	$(1,978)	$4,456

The following table presents amounts reclassified out of accumulated other comprehensive income for the nine months ended September 30, 2013:

Details about accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement of income
Unrealized net holding gains on available-for-sale securities	$862	Net gain on sale of investment securities
Other-than-temporary impairment losses on investment securities	(43)	Net other-than-temporary impairment losses on investment securities
	819
Tax expense	(278)	Provision for income taxes
Total reclass out of accumulated other comprehensive income, net of tax	$541	Net of tax

7. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities available-for-sale at September 30, 2013 and December 31, 2012 were as follows:

September 30, 2013	Fair value	Gross unrealized holding gains	Gross unrealized holding losses	Amortized cost
U.S. Government agency securities	$78,124	$267	$1,336	$79,193
State and municipal securities	88,873	1,301	1,351	88,923
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	147,425	1,985	1,693	147,133
Collateralized mortgage obligations (CMOs)	79,766	634	1,958	81,090
Pooled trust preferred securities	2,169	96	1,446	3,519
Corporate debt securities	6,007	12	16	6,011
Equity securities	4,884	590	81	4,375
Total investment securities available-for-sale	$407,248	$4,885	$7,881	$410,244

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

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at September 30, 2013 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

September 30, 2013	Fair value	Amortized cost
Due in one year or less	$7,863	$7,770
Due after one year through five years	207,044	205,227
Due after five years through ten years	145,966	149,662
Due after ten years	41,491	43,210
Equity securities	4,884	4,375
Total investment securities available-for-sale	$407,248	$410,244

Proceeds from sales of investment securities available-for-sale were approximately $13,552,000 and $22,395,000 for the nine months ended September 30, 2013 and 2012, respectively.

At September 30, 2013 and December 31, 2012, investment securities available-for-sale totaling approximately $219,825,000 and $170,433,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

	Nine months ended September 30, 2013				Nine months ended September 30, 2012
	Gross realized gains	Gross realized losses	Other-than- temporary impairment losses	Net gains	Gross realized gains	Gross realized losses	Other-than- temporary impairment losses	Net gains
Equity securities	$672	$-	$(43)	$629	$427	$-	$-	$427
Debt securities	190	-	-	190	145	(79)	-	66
Total	$862	$-	$(43)	$819	$572	$(79)	$-	$493

The tax expense applicable to the net realized gains for the nine-month periods ended September 30, 2013 and 2012 amounted to approximately $278,000 and $167,000, respectively.

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

The following table presents a roll forward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the year. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized on debt securities in the first nine months of 2013 or 2012.

The following table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Nine months ended September 30,	2013	2012
Balance, beginning of period	$1,271	$1,279
Reductions: gain on payoff	-	8
Additions:
Initial credit impairments	-	-
Subsequent credit impairments	-	-
Balance, end of period	$1,271	$1,271

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The amortized cost and estimated fair values of investment securities held-to-maturity at September 30, 2013 and December 31, 2012 were as follows:

Held-To-Maturity
	September 30, 2013				December 31, 2012
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
State and municipal securities	$146	$16	-	$162	$146	$20	-	$166

The amortized cost and estimated fair value of securities held-to-maturity by contractual maturity at September 30, 2013 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2013	Fair value	Amortized cost
Due in one year or less	-	-
Due after one year through five years	$162	$146
Due after five years through ten years	-	-
Due after ten years	-	-
Total investment securities held-to-maturity	$162	$146

There were no sales of investment securities classified as held-to-maturity during the nine months ended September 30, 2013 or 2012.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012:

September 30, 2013
		Less than 12 months		12 months or longer		Total
No. of securities		Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government agency securities	42	$52,839	$1,309	$977	$27	$53,816	$1,336
State and municipal securities	81	34,967	1,270	1,442	81	36,409	1,351
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	46	67,691	1,693	-	-	67,691	1,693
Collateralized mortgage obligations (CMOs)	43	43,399	1,639	9,122	319	52,521	1,958
Pooled trust preferred securities	5	-	-	1,772	1,446	1,772	1,446
Corporate debt securities	4	3,989	16	-	-	3,989	16
Equity securities	4	446	53	128	28	574	81
Total	225	$203,331	$5,980	$13,441	$1,901	$216,772	$7,881

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

Management evaluates debt securities, which are comprised of U.S. Government agencies, states and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the credit rating of each security. The unrealized losses at September 30, 2013 in U.S. Government securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of fluctuating interest rates during the third quarter due to the fear of and eventual shutdown of the Federal government, the unknown direction of the Federal Reserve’s bond buying program and lack of clarity on who would be the next Federal Reserve Chairperson. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds seven pooled trust preferred securities as of September 30, 2013. These securities have a total amortized cost of approximately $3,519,000 and a fair value of $2,169,000. Five of the seven securities have been in an unrealized loss position for more than twelve months. All of the pooled trust preferred securities are available-for-sale securities and are carried at fair value.

The following table provides additional information related to pooled trust preferred securities (PreTSLs) as of September 30, 2013:

Deal	Class	Book value	Fair value	Unreal- ized gains (losses)	Realized OTTI credit loss (YTD 2013)	Total recognized OTTI credit loss	Moody's /Fitch ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine*	$243	$206	$(37)	$-	$(1)	Caa2/B	5	-	18.0%	139.6%
PreTSL V	Mezzanine*	-	-	-	-	(118)	C/D	-	-	100.0	12.7
PreTSL XVII	Mezzanine	752	453	(299)	-	(222)	C/C	31	5	33.3	78.4
PreTSL XIX	Mezzanine	988	442	(546)	-	-	C/C	36	13	22.6	82.5
PreTSL XXV	Mezzanine	766	380	(386)	-	(222)	C/C	41	6	33.5	80.2
PreTSL XXVI	Mezzanine	469	291	(178)	-	(270)	C/C	40	7	30.2	83.7
PreTSL XXVI	Mezzanine	301	397	96	-	(438)	C/C	40	7	30.2	83.7
		$3,519	$2,169	$(1,350)	$-	$(1,271)

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The market for these securities at September 30, 2013 is not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and the market values for these securities (and any securities other than those issued or guaranteed by U.S. Government agencies) are depressed relative to historical levels. In today’s market, a low market price for a particular bond may only provide evidence of a recent widening of corporate spreads in general versus being an indicator of credit problems with a particular issuer. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. As illustrated in the table above, these securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment (OTTI), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit-related portion and a non-credit related portion of OTTI are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. For the nine months ended September 30, 2013, no other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows:

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

Based upon the analysis performed by management as of September 30, 2013, it is probable that we will collect all contractual principal and interest payments on one of our seven pooled trust preferred securities, PreTSL XIX. The expected principal shortfall on the remaining pooled trust preferred securities has resulted in credit related other-than-temporary impairment charges in previous years. All of these pooled trust preferred securities held by QNB could be subject to additional writedowns in the future if additional deferrals and defaults occur.

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

Major classes of loans are as follows:

	September 30, 2013	December 31, 2012
Commercial:
Commercial and industrial	$102,562	$100,063
Construction	13,285	11,061
Secured by commercial real estate	191,992	192,867
Secured by residential real estate	45,448	41,003
State and political subdivisions	35,467	34,256
Loans to depository institutions	1,250	3,250
Indirect lease financing	8,685	9,685
Retail:
1-4 family residential mortgages	28,112	28,733
Home equity loans and lines	58,140	54,860
Consumer	2,537	2,012
Total loans	487,478	477,790
Net unearned costs (fees)	59	(57)
Loans receivable	$487,537	$477,733

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At September 30, 2013 and December 31, 2012, overdrafts were approximately $129,000 and $103,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at September 30, 2013, there were no concentrations of loans exceeding 10% of total loans.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2013 and December 31, 2012:

September 30, 2013	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$96,489	$64	$6,009	$-	$102,562
Construction	10,874	873	1,538	-	13,285
Secured by commercial real estate	161,598	4,238	26,156	-	191,992
Secured by residential real estate	41,118	-	4,330	-	45,448
State and political subdivisions	33,478	-	1,989	-	35,467
Loans to depository institutions	1,250	-	-	-	1,250
Indirect lease financing	8,492	-	193	-	8,685
	$353,299	$5,175	$40,215	$-	$398,689

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

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of September 30, 2013 and December 31, 2012:

September 30, 2013	Performing	Non- performing	Total
Retail:
1-4 family residential mortgages	$27,823	$289	$28,112
Home equity loans and lines	57,865	275	58,140
Consumer	2,537	-	2,537
	$88,225	$564	$88,789

December 31, 2012	Performing	Non- performing	Total
Retail:
1-4 family residential mortgages	$28,398	$335	$28,733
Home equity loans and lines	54,514	346	54,860
Consumer	2,012	-	2,012
	$84,924	$681	$85,605

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2013 and December 31, 2012:

September 30, 2013	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$544	-	-	$544	$102,018	$102,562
Construction	-	-	-	-	13,285	13,285
Secured by commercial real estate	588	$451	$2,548	3,587	188,404	191,992
Secured by residential real estate	1,043	1,111	-	2,154	43,294	45,448
State and political subdivisions	23	-	-	23	35,444	35,467
Loans to depository institutions	-	-	-	-	1,250	1,250
Indirect lease financing	100	138	13	251	8,435	8,685
Retail:
1-4 family residential mortgages	-	118	153	271	27,841	28,112
Home equity loans and lines	2	45	101	148	57,992	58,140
Consumer	39	2	-	41	2,496	2,537
	$2,339	$1,865	$2,815	$7,019	$480,459	$487,478

December 31, 2012	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$76	-	-	$76	$99,987	$100,063
Construction	-	-	-	-	11,061	11,061
Secured by commercial real estate	407	$1,460	$3,097	4,964	187,903	192,867
Secured by residential real estate	44	523	293	860	40,143	41,003
State and political subdivisions	71	1	-	72	34,184	34,256
Loans to depository institutions	-	-	-	-	3,250	3,250
Indirect lease financing	344	80	35	459	9,226	9,685
Retail:
1-4 family residential mortgages	-	197	-	197	28,536	28,733
Home equity loans and lines	152	153	197	502	54,358	54,860
Consumer	33	11	-	44	1,968	2,012
	$1,127	$2,425	$3,622	$7,174	$470,616	$477,790

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of September 30, 2013 and December 31, 2012:

September 30, 2013	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$-	$5,200
Construction	-	1,503
Secured by commercial real estate	-	4,824
Secured by residential real estate	-	3,187
State and political subdivisions	-	-
Loans to depository institutions	-	-
Indirect lease financing	-	51
Retail:
1-4 family residential mortgages	-	289
Home equity loans and lines	-	275
Consumer	-	-
	$-	$15,329

December 31, 2012	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$-	$6,174
Construction	-	2,480
Secured by commercial real estate	-	6,748
Secured by residential real estate	-	2,390
State and political subdivisions	-	1
Loans to depository institutions	-	-
Indirect lease financing	-	98
Retail:
1-4 family residential mortgages	-	335
Home equity loans and lines	-	346
Consumer	-	-
	$-	$18,572

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Activity in the allowance for loan losses for the three months ended September 30, 2013 and 2012 are as follows:

Three months ended September 30, 2013	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,994	$131	$(68)	$7	$2,064
Construction	242	38	-	-	280
Secured by commercial real estate	3,916	(1)	(491)	-	3,424
Secured by residential real estate	1,437	238	-	10	1,685
State and political subdivisions	277	(5)	(1)	-	271
Loans to depository institutions	10	(6)	-	-	4
Indirect lease financing	156	(64)	-	11	103
Retail:
1-4 family residential mortgages	289	(40)	-	-	249
Home equity loans and lines	664	(14)	(53)	16	613
Consumer	28	24	(21)	4	35
Unallocated	418	(151)	N/A	N/A	267
	$9,431	$150	$(634)	$48	$8,995

Three months ended September 30, 2012	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$3,467	$(577)	$(27)	$1	$2,864
Construction	353	(58)	-	-	295
Secured by commercial real estate	3,190	419	-	14	3,623
Secured by residential real estate	811	272	-	-	1,083
State and political subdivisions	222	39	-	-	261
Loans to depository institutions	20	(5)	-	-	15
Indirect lease financing	268	(36)	(15)	1	218
Retail:
1-4 family residential mortgages	300	3	-	-	303
Home equity loans and lines	595	(95)	-	-	500
Consumer	18	33	(26)	2	27
Unallocated	223	305	N/A	N/A	528
	$9,467	$300	$(68)	$18	$9,717

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Activity in the allowance for loan losses for the nine months ended September 30, 2013 and 2012 are as follows:

Nine months ended September 30, 2013	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,505	$(395)	$(68)	$22	$2,064
Construction	209	71	-	-	280
Secured by commercial real estate	3,795	119	(491)	1	3,424
Secured by residential real estate	1,230	736	(336)	55	1,685
State and political subdivisions	260	12	(1)	-	271
Loans to depository institutions	15	(11)	-	-	4
Indirect lease financing	168	(91)	(1)	27	103
Retail:
1-4 family residential mortgages	324	(75)	-	-	249
Home equity loans and lines	582	234	(225)	22	613
Consumer	27	40	(55)	23	35
Unallocated	657	(390)	N/A	N/A	267
	$9,772	$250	$(1,177)	$150	$8,995

Nine months ended September 30, 2012	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,959	$(57)	$(101)	$63	$2,864
Construction	556	(261)	-	-	295
Secured by commercial real estate	3,124	423	-	76	3,623
Secured by residential real estate	746	423	(86)	-	1,083
State and political subdivisions	195	66	-	-	261
Loans to depository institutions	20	(5)	-	-	15
Indirect lease financing	312	(83)	(38)	27	218
Retail:
1-4 family residential mortgages	249	73	(21)	2	303
Home equity loans and lines	625	(118)	(19)	12	500
Consumer	20	46	(46)	7	27
Unallocated	435	93	N/A	N/A	528
	$9,241	$600	$(311)	$187	$9,717

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

QNB assesses all loan restructurings under the guidance of ASU 2011-02. Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $4,246,000 and $2,578,000 as of September 30, 2013 and December 31, 2012, respectively. Non-performing TDRs totaled $4,718,000 and $3,299,000 as of September 30, 2013 and December 31, 2012, respectively. All TDRs are included in the impaired loan amounts presented throughout this footnote.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following table presents loans by loan class modified as TDRs during the three and nine months ended September 30, 2013 and 2012. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below, represent carrying amounts immediately prior to the modification and at September 30, 2013 and 2012.

Three months ended September 30,	2013			2012
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial:
Secured by commercial real estate	2	$2,289	$2,289	-	-	-
Secured by residential real estate	12	690	683	10	$564	$564
	14	$2,979	$2,972	10	$564	$564

Nine months ended September 30,	2013			2012
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial:
Commercial and industrial	-	-	-	2	$482	$448
Secured by commercial real estate	3	$4,111	$4,111	1	2,380	2,346
Secured by residential real estate	12	690	683	10	564	564
Retail:
1-4 family residential mortgages	-	-	-	1	145	139
Home equity loans and lines	-	-	-	1	38	37
	15	$4,801	$4,794	15	$3,609	$3,534

The TDR concessions made during the nine months ended September 30, 2013 involved primarily interest only repayment period on the loans. There was $549,000 of specific reserve for loan losses allocated to the loans modified as TDRs during the nine months ended September 30, 2013. Any required specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment. There were no charge-offs resulting from loans modified as TDRs during the nine months ended September 30, 2013 or 2012.

There were no loans modified as TDRs within 12 months prior to September 30, 2013 for which there was a payment default (30 days or more past due) during the nine months ended September 30, 2013.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following tables present the balance in the allowance for loan losses at September 30, 2013 and December 31, 2012 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
September 30, 2013	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,064	$1,030	$1,034	$102,562	$5,974	$96,588
Construction	280	-	280	13,285	1,537	11,748
Secured by commercial real estate	3,424	357	3,067	191,992	14,866	177,126
Secured by residential real estate	1,685	756	929	45,448	3,528	41,920
State and political subdivisions	271	-	271	35,467	1,697	33,770
Loans to depository institutions	4	-	4	1,250	-	1,250
Indirect lease financing	103	6	97	8,685	51	8,634
Retail:
1-4 family residential mortgages	249	61	188	28,112	636	27,476
Home equity loans and lines	613	67	546	58,140	275	57,865
Consumer	35	-	35	2,537	-	2,537
Unallocated	267	N/A	N/A	N/A	N/A	N/A
	$8,995	$2,277	$6,451	$487,478	$28,564	$458,914

	Allowance for Loan Losses			Loans Receivable
December 31, 2012	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,505	$1,309	$1,196	$100,063	$7,753	$92,310
Construction	209	-	209	11,061	3,990	7,071
Secured by commercial real estate	3,795	619	3,176	192,867	14,931	177,936
Secured by residential real estate	1,230	543	687	41,003	2,843	38,160
State and political subdivisions	260	-	260	34,256	1,849	32,407
Loans to depository institutions	15	-	15	3,250	-	3,250
Indirect lease financing	168	13	155	9,685	98	9,587
Retail:
1-4 family residential mortgages	324	90	234	28,733	456	28,277
Home equity loans and lines	582	127	455	54,860	384	54,476
Consumer	27	-	27	2,012	-	2,012
Unallocated	657	N/A	N/A	N/A	N/A	N/A
	$9,772	$2,701	$6,414	$477,790	$32,304	$445,486

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following tables summarize additional information in regards to impaired loans by loan portfolio class as of September 30, 2013 and December 31, 2012:

September 30, 2013	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
With no specific allowance recorded:
Commercial:
Commercial and industrial	$3,383	$3,735	$-
Construction	1,537	1,806	-
Secured by commercial real estate	12,779	13,292	-
Secured by residential real estate	1,059	1,087	-
State and political subdivisions	1,697	1,697	-
Loans to depository institutions	-	-	-
Indirect lease financing	22	29	-
Retail:
1-4 family residential mortgages	363	385	-
Home equity loans and lines	208	235	-
Consumer	-	-	-
	$21,048	$22,266	$-

With an allowance recorded:
Commercial:
Commercial and industrial	$2,591	$2,882	$1,030
Construction	-	-	-
Secured by commercial real estate	2,087	2,522	357
Secured by residential real estate	2,469	2,628	756
State and political subdivisions	-	-	-
Loans to depository institutions	-	-	-
Indirect lease financing	29	31	6
Retail:
1-4 family residential mortgages	273	285	61
Home equity loans and lines	67	76	67
Consumer	-	-	-
	$7,516	$8,424	$2,277

Total:
Commercial:
Commercial and industrial	$5,974	$6,617	$1,030	$6,487	$31
Construction	1,537	1,806	-	3,675	45
Secured by commercial real estate	14,866	15,814	357	13,709	309
Secured by residential real estate	3,528	3,715	756	3,036	25
State and political subdivisions	1,697	1,697	-	1,798	53
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	51	60	6	69	-
Retail:
1-4 family residential mortgages	636	670	61	465	4
Home equity loans and lines	275	311	67	301	1
Consumer	-	-	-	-	-
	$28,564	$30,690	$2,277	$29,540	$468

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of September 30, 2013:

September 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Government agency securities	-	$78,124	-	$78,124
State and municipal securities	-	88,873	-	88,873
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	-	147,425	-	147,425
Collateralized mortgage obligations (CMOs)	-	79,766	-	79,766
Pooled trust preferred securities	-	-	$2,169	2,169
Corporate debt securities	-	6,007	-	6,007
Equity securities	$4,884	-	-	4,884
Total securities available-for-sale	$4,884	$400,195	$2,169	$407,248
Total recurring fair value measurements	$4,884	$400,195	$2,169	$407,248

Nonrecurring fair value measurements
Impaired loans	-	-	$5,239	$5,239
Mortgage servicing rights	-	-	523	523
Total nonrecurring fair value measurements	$-	$-	$5,762	$5,762

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the nine months ended September 30, 2013. There were also no transfers in or out of level 3 for the same period. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the nine-month periods ended September 30, 2013 and 2012, respectively.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
September 30, 2013	Fair value	Valuation techniques	Unobservable input	Value or range of values
Impaired loans	$5,239	Appraisal of collateral (1)	Appraisal adjustments (2)	0%	to	-30%
			Liquidation expenses (2)	0%	to	-10%
Mortgage servicing rights	$523	Discounted cash flow	Remaining term (yrs)	3	-	30
			Discount rate	10%	to	12%

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the nine months ended September 30, 2013:

Fair value measurements using significant unobservable inputs
(Level 3)
Balance, beginning of year	$1,962
Settlements	-
Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	207
Transfers in and/or out of Level 3	-
Balance, September 30, 2013	$2,169

The Level 3 securities consist of seven collateralized debt obligation securities, PreTSL securities, which are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at September 30, 2013 is not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

●	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2013;
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

The internal rate of return is the pre-tax yield used to discount the best estimate of future cash flows after credit losses. The cash flows have been discounted using estimated market discount rates of 3-month LIBOR plus spreads ranging from 3.94% to 9.38%. The determination of appropriate market discount rates involved the consideration of the following:

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at September 30, 2013 and December 31, 2012:

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
September 30, 2013	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$19,524	$19,524	$19,524	-	-
Investment securities available-for-sale	407,248	407,248	4,884	$400,195	$2,169
Investment securities held-to-maturity	146	162	-	162	-
Restricted investment in bank stocks	1,868	1,868	-	1,868	-
Loans held-for-sale	385	400	-	400	-
Net loans	478,542	475,868	-	-	475,868
Mortgage servicing rights	523	635	-	-	635
Accrued interest receivable	2,644	2,644	-	2,644	-

Financial liabilities
Deposits with no stated maturities	$583,893	$583,893	$583,893	-	$-
Deposits with stated maturities	244,059	246,142	-	$246,142	-
Short-term borrowings	28,058	28,058	28,058	-	-
Long-term debt	5,000	5,111	-	5,111	-
Accrued interest payable	383	383	-	383	-

Off-balance sheet instruments
Commitments to extend credit	$-	$-	$-	$-	$-
Standby letters of credit	-	-	-	-	-

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

			Fair value measurements
December 31, 2012	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$15,453	$15,453	$15,453	-	-
Investment securities available-for-sale	401,502	401,502	4,055	$395,485	$1,962
Investment securities held-to-maturity	146	166	-	166	-
Restricted investment in bank stocks	2,244	2,244	-	2,244	-
Loans held-for-sale	1,616	1,674	-	1,674	-
Net loans	467,961	474,330	-	-	474,330
Mortgage servicing rights	448	464	-	-	464
Accrued interest receivable	2,803	2,803	-	2,803	-

Financial liabilities
Deposits with no stated maturities	$532,404	$532,404	$532,404	-	$-
Deposits with stated maturities	269,234	273,878	-	$273,878	-
Short-term borrowings	32,488	32,488	32,488	-	-
Long-term debt	5,287	5,694	-	5,694	-
Accrued interest payable	487	487	-	487	-

Off-balance sheet instruments
Commitments to extend credit	$-	$-	$-	$-	$-
Standby letters of credit	-	-	-	-	-

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

A summary of the Bank's financial instrument commitments is as follows:

	September 30, 2013	December 31, 2012
Commitments to extend credit and unused lines of credit	$176,376	$138,425
Standby letters of credit	5,618	5,332
Total financial instrument commitments	$181,994	$143,757

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2013 and December 31, 2012 for guarantees under standby letters of credit issued is not material.

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

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of September 30, 2013, that the Company and the Bank met capital adequacy requirements to which they were subject.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

11. REGULATORY RESTRICTIONS (continued)

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of September 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$85,685	13.88%	$49,402	8.00%	N/A	N/A
Bank	80,446	13.13	49,019	8.00	$61,274	10.00%

Tier I capital (to risk-weighted assets):
Consolidated	77,721	12.59	24,701	4.00	N/A	N/A
Bank	72,770	11.88	24,510	4.00	36,764	6.00

Tier I capital (to average assets):
Consolidated	77,721	8.26	37,637	4.00	N/A	N/A
Bank	72,770	7.77	37,449	4.00	46,811	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$80,758	13.60%	$47,490	8.00%	N/A	N/A
Bank	76,154	12.92	47,170	8.00	$58,963	10.00%

Tier I capital (to risk-weighted assets):
Consolidated	73,167	12.33	23,745	4.00	N/A	N/A
Bank	68,754	11.66	23,585	4.00	35,378	6.00

Tier I capital (to average assets):
Consolidated	73,167	7.96	36,762	4.00	N/A	N/A
Bank	68,754	7.51	36,602	4.00	45,752	5.00

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

During the second quarter of 2013, there was a $43,000 other-than-temporary impairment (OTTI) charge on an equity security that had been in an unrealized loss position in excess of 20% for six months. There were no credit-related OTTI charges in the first nine months of 2012.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the third quarter of 2013 of $2,128,000, or $0.65 per share on a diluted basis. This compares to net income of $2,074,000, or $0.64 per share on a diluted basis, for the same period in 2012.

For the nine month period ended September 30, 2013, QNB reported net income of $6,430,000, or $1.98 per share on a diluted basis. This compares to net income of $7,050,000, or $2.20 per share on a diluted basis, reported for the nine month period ended September 30, 2012.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.90% and 10.91%, respectively, for the quarter ended September 30, 2013 compared with 0.90% and 11.59%, respectively, for the quarter ended September 30, 2012. For the nine month periods the annualized rate of return on average assets and average shareholders’ equity was 0.94% and 11.31%, respectively, for the period ended September 30, 2013 compared with 1.06% and 13.58%, respectively, for the period ended September 30, 2012.

The quarterly and nine month comparisons reflect:

●	a decrease in net interest income and the net interest margin resulting from continued downward pressure on yields on earning assets,
●	a lower provision for loan losses resulting from continued improvement in non-performing loans,
●	an increase in gains on the sale of securities, primarily equity securities,
●	an increase in fee income from deposit accounts,
●	an increase in revenue from QNB Financial Services, the wealth management and retail brokerage area of the Bank,
●	a decline in gains recognized on the sale of residential mortgages resulting from higher mortgage rates,
●	higher losses on the sale of other real estate owned,
●	ongoing costs associated with two new branch locations opened during the first quarter 2013.

Total assets as of September 30, 2013 were $939,115,000, compared with $919,874,000 at December 31, 2012. Total loans at September 30, 2013 were $487,537,000, compared with $477,733,000 at December 31, 2012, and total deposits at September 30, 2013 were $827,952,000, compared with $801,638,000 at December 31, 2012.

Net Interest Income and Net Interest Margin

Net interest income for the quarter ended September 30, 2013 totaled $6,452,000, a decrease of $271,000, or 4.0%, over the same period in 2012. However, net interest income increased by $116,000, or 1.8%, compared with the second quarter of 2013. Net interest income continues to be negatively impacted by declining yields on earning assets resulting from both the prolonged low interest rate environment and the extremely competitive interest rate environment for loans. In addition, the change in the mix of earning assets with investment securities representing a larger proportion of earning assets has also impacted the average yield on earning assets and the net interest margin. The net interest margin for the third quarter of 2013 was 3.04% compared to 3.26% for the third quarter of 2012 and 3.12% for the second quarter of 2013. The average rate earned on earning assets declined 39 basis points from 3.96% for the third quarter of 2012 to 3.57% for the third quarter of 2013. When comparing the change in the yield on earning assets between the two quarters, loans and investment securities declined from 5.09% and 2.74%, respectively, for the third quarter of 2012 to 4.66% and 2.45%, respectively, for the third quarter of 2013, a decline of 43 basis points and 29 basis points, respectively. In comparison, the cost of interest-bearing liabilities declined 18 basis points from 0.80% to 0.62% over the same time periods. The interest rate paid on interest-bearing deposits declined by 18 basis points to 0.60% for the third quarter of 2013 compared to the third quarter of 2012.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Helping to partially offset the impact of lower net interest margin was growth in earning assets. Average earning assets for the third quarter of 2013 were $906,872,000, an increase of $22,009,000, or 2.5%, compared with the same period in 2012 and an increase of $29,023,000, or 3.3%, from the second quarter of 2013. Average investment securities for the third quarter of 2013 were $395,471,000, an increase of $16,073,000, or 4.2%, from the third quarter of 2012 and an increase of $10,092,000, or 2.6%, from the second quarter of 2013. In comparison, average loans for the third quarter of 2013 were $488,186,000, an increase of $4,755,000, or 1.0%, from the third quarter of 2012 and an increase of $5,323,000, or 1.1%, from the second quarter of 2013.

Partially funding the growth in earning assets was an increase in deposits. Average deposits for the third quarter of 2013 were $825,552,000, an increase of $14,372,000, or 1.8%, from the corresponding quarter in 2012 and an increase of $27,891,000, or 3.5%, from the second quarter of 2013. QNB has developed significant relationships with many of the school districts and municipalities in the communities it serves. During the third quarter of each year these entities deposit tax receipts resulting in seasonal growth in QNB’s deposit balances. Average interest-bearing municipal demand accounts increased $33,961,000, or 36.9%, to $125,986,000 for the third quarter of 2013 compared to the same period in 2012 and increased $43,835,000, or 53.4%, when compared to the second quarter of 2013. Also contributing to the growth in average deposits when comparing the third quarters of 2013 and 2012 was a $19,024,000, or 11.5%, increase in demand deposit accounts, both interest-bearing and non-interest bearing.  The Bank continues to successfully open new business and consumer checking accounts which not only impacts balances but also provides an opportunity for fee income. Average savings accounts also increased $9,684,000, or 5.0%, to $204,914,000 when comparing the two quarters. Offsetting a portion of the growth in municipal deposits, demand deposits and savings deposits was a decline in average time deposits of $35,060,000, or 12.4%, and average money market balances of $13,237,000, or 17.4%, comparing the third quarter 2013 with the same period in 2012. Customers are still seeking the liquidity of a non-maturity account especially in light of the slight rate differential between these deposits and time deposits.

For the nine month period ended September 30, 2013 net interest income was $19,121,000, a decrease of $1,184,000, or 5.8%, from the $20,305,000 reported for the first nine months of 2012. For the nine month period ended September 30, 2013 average earning assets increased $31,807,000, or 3.7%, to $886,110,000, with average investment securities increasing 10.1% and average loans decreasing 0.2%. Average total deposits increased $27,541,000, or 3.5%, to $806,111,000 for the nine-month period ended September 30, 2013 compared to the same period in 2012. The net interest margin on a tax-equivalent basis was 3.11% for the nine-month period ended September 30, 2013 compared with 3.42% for the same period in 2012.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Asset quality has experienced modest improvement over the past year with the reduction in the level of non-accrual loans being somewhat offset by an increase in restructured loans. Total non-performing assets were $23,389,000 at September 30, 2013 compared with $24,273,000 at December 31, 2012 and $24,359,000 at September 30, 2012. Included in this classification are non-performing loans, other real estate owned (OREO) and repossessed assets, and non-accrual pooled trust preferred securities. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and troubled debt restructured loans were $19,575,000, or 4.01% of total loans, at September 30, 2013 compared with $21,150,000, or 4.41% of total loans, at December 31, 2012 and $21,211,000, or 4.44% of total loans, at September 30, 2012. Loans on non-accrual status were $15,329,000 at September 30, 2013 compared with $18,572,000 at December 31, 2012 and $18,582,000 at September 30, 2012. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Of the total amount of non-accrual loans at September 30, 2013, $9,736,000 or 64% of the loans classified as non-accrual, are current or past due less than 30 days as of the end of the quarter. Loans classified as substandard or doubtful, which includes non-performing loans, continues to improve. At September 30, 2013 substandard or doubtful loans totaled $40,215,000, a reduction of $8,060,000, or 16.7%, from the $48,275,000 reported as of September 30, 2012.

QNB had other real estate owned and other repossessed assets of $1,645,000 as of September 30, 2013 compared with $1,161,000 at December 31, 2012 and $1,187,000 at September 30, 2012. Non-accrual pooled trust preferred securities are carried at fair value which was $2,169,000, $1,962,000, and $1,961,000 at September 30, 2013, December 31, 2012 and September 30, 2012, respectively. The increase in the balance of non-accrual pooled trust preferred securities reflects an improvement in the fair value of these securities and not the purchase of additional securities.

QNB recorded a provision for loan losses of $150,000 in the third quarter of 2013 compared to $100,000 in the second quarter of 2013 and $300,000 in the third quarter of 2012. For the nine month periods ended September 30, 2013 and 2012 the provision for loan losses was $250,000 and $600,000, respectively. Net loan charge-offs were $586,000 for the third quarter of 2013, or 0.48% annualized of total average loans, compared with net charge-offs of $20,000 for the second quarter of 2013, or 0.02% annualized of total average loans, and net loan charge-offs of $50,000 for the third quarter of 2012, or 0.04% annualized of total average loans. For the nine-month periods ended September 30, 2013 and 2012 net loan charge-offs were $1,027,000, or 0.29% annualized, and $124,000, or 0.03% annualized, respectively. The majority of charge-offs recorded during 2013 had specific reserves established during the allowance for loan loss calculation process prior to the ultimate decision to charge-off the loan.

QNB's allowance for loan losses of $8,995,000 represents 1.85% of total loans at September 30, 2013 compared to an allowance for loan losses of $9,772,000, or 2.05% of total loans, at December 31, 2012 and $9,717,000, or 2.03% of total loans, at September 30, 2012.

Non-Interest Income

Total non-interest income was $1,553,000 for the third quarter of 2013, an increase of $428,000, or 38.0%, compared with the same period in 2012. Net gains on investment securities account for $340,000 of the total increase in non-interest income compared to the third quarter of 2012. QNB recorded $303,000 of net gains on the sale of equity securities during the third quarter of 2013. This compares to net losses of $37,000 recognized in the third quarter of 2012. Fees for services to customers increased $41,000, or 10.4%, when comparing the three month-periods. The primary contributor to the increase in fees for services to customers was overdraft charges, net of waived fees. Gain on sale of loans for the third quarter of 2013 decreased $150,000, or 80.6%, when compared to the same 2012 quarter. This decline was primarily a result of a spike in mortgage interest rates at the end of the second quarter and into the third quarter. Since market prices move inversely to interest rates, the increase in interest rates resulted in lower prices for the mortgage loans at the time of sale compared to the loan prices when the rates were locked by the customer.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Positively impacting other non-interest income was higher mutual fund and annuity income and mortgage servicing income. During the fourth quarter of 2012, QNB changed vendors and now provides securities and advisory services under the name of QNB Financial Services through Investment Professionals, Inc., a registered Broker/Dealer and Registered Investment Advisor. There has been a significant increase in revenue as a result of the change, contributing an additional $155,000 when comparing the two quarters. Mortgage servicing fees were $44,000 higher quarter-over-quarter primarily related to the change in fair value of mortgage servicing rights as calculated by an independent third-party. During the third quarter of 2013 the Bank recognized income related to the reversal of $10,000 of the previously established valuation allowance, while during the third quarter of 2012 the Bank recorded $22,000 of expense to increase the valuation allowance. Negatively impacting other non-interest income for the quarter was a loss of $65,000 on the sale of a property held in other real estate owned, which was $26,000 more than the loss recognized in the third quarter of 2012.

Total non-interest income for the nine month periods ended September 30, 2013 and 2012 was $4,540,000 and $4,017,000, respectively, an increase of $523,000, or 13.0%. Revenue from QNB Financial Services contributed an additional $351,000 and net gains on investment securities contributed an additional $326,000 in non-interest income when comparing the nine month periods. An increase in overdraft income was the primary factor in the $92,000 increase in service charges on deposit accounts. Mortgage servicing income contributed an additional $116,000 while income from QNB’s investment in a title company increased $45,000. Partially offsetting these increases was a $285,000 reduction in net gains on the sale of residential mortgage loans and an $115,000 increase in net losses on other real estate owned.

Non-Interest Expense

Total non-interest expense was $5,123,000 for the third quarter of 2013, an increase of $189,000, or 3.8%, compared to $4,934,000 for the third quarter of 2012. Salaries and benefits expense increased $82,000, or 3.1%, when comparing the two quarters. The third quarter of 2012 included an accrual for incentive compensation of $135,000. There was no accrual for incentive compensation during the third quarter of 2013. Contributing to the increase in salary and benefit expense was the addition of eleven full-time equivalent employees. The increase in employees was primarily related to the opening of two new branch locations in the first quarter of 2013 as well as two additional employees related to QNB Financial Services. The remainder of the increase in salary and benefits expense for the quarter relates primarily to higher medical and dental benefit premiums and claims as well as retirement plan expenses.

Also contributing to the increase in non-interest expense was a $58,000 increase in charitable donations. QNB contributes to many not-for-profit organizations and clubs and sponsors many local events in the communities it serves. The increase in expense during the third quarter of 2013 was mainly attributable to two multi-year commitments. Marketing expenses related to advertising, public relations, research and sales promotion were $38,000 higher for the three-month period ended September 30, 2013 than the same period in 2012.

Total non-interest expense was $15,154,000 for the nine-month period ended September 30, 2013 compared to $14,613,000 for the same period in 2012, an increase of $541,000, or 3.7%. Salary and benefits expense increased $140,000, as the impact of the new hires noted above was primarily offset by the impact of the lack of an accrual for incentive compensation. Net occupancy and furniture and equipment expense increased $176,000 to $2,494,000 for the nine month period ended September 30, 2013 compared to the same period in 2012. The opening of the two new branches in the first quarter of 2013 as well as an increase in building and equipment repairs and maintenance costs contributed to the increase in this category. Marketing expense, which includes charitable donations as noted above, increased $129,000 when comparing the nine month periods.

These items noted in the foregoing overview, as well as others, will be discussed and analyzed more thoroughly in the next sections.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	September 30, 2013			September 30, 2012
	Average Balance	Average Rate	Interest	Average Balance	Average Rate	Interest
Assets
Federal funds sold	$-	-	$-	$-	-	$-
Investment securities:
U.S. Government agencies	75,280	1.35%	254	86,599	1.27%	275
State and municipal	88,521	4.54%	1,004	81,065	5.29%	1,071
Mortgage-backed and CMOs	218,979	2.02%	1,106	202,024	2.35%	1,186
Pooled trust preferred securities	3,519	0.18%	1	3,527	0.81%	7
Corporate debt securities	5,030	1.59%	20	2,457	4.08%	25
Equities	4,142	3.32%	35	3,726	3.84%	36
Total investment securities	395,471	2.45%	2,420	379,398	2.74%	2,600
Loans:
Commercial real estate	252,200	4.83%	3,071	252,832	5.24%	3,329
Residential real estate	28,714	4.41%	317	28,019	4.82%	338
Home equity loans	52,867	3.96%	528	50,938	4.28%	549
Commercial and industrial	108,085	4.17%	1,137	105,158	4.56%	1,206
Indirect lease financing	9,026	10.00%	226	10,990	10.16%	279
Consumer loans	2,328	6.40%	37	2,120	6.67%	36
Tax-exempt loans	34,966	4.69%	413	33,374	5.40%	453
Total loans, net of unearned income*	488,186	4.66%	5,729	483,431	5.09%	6,190
Other earning assets	23,215	0.33%	20	22,034	0.26%	14
Total earning assets	906,872	3.57%	8,169	884,863	3.96%	8,804
Cash and due from banks	12,487			11,878
Allowance for loan losses	(9,177)			(9,586)
Other assets	30,742			29,397
Total assets	$940,924			$916,552

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$109,820	0.24%	66	$97,719	0.29%	70
Municipals	125,986	0.35%	110	92,025	0.45%	105
Money market	62,841	0.20%	32	76,078	0.29%	55
Savings	204,914	0.40%	205	195,230	0.55%	272
Time	158,357	1.10%	440	179,437	1.31%	592
Time of $100,000 or more	88,778	1.26%	282	102,758	1.42%	368
Total interest-bearing deposits	750,696	0.60%	1,135	743,247	0.78%	1,462
Short-term borrowings	30,126	0.37%	28	25,997	0.42%	27
Long-term debt	5,129	4.76%	63	5,292	4.75%	64
Total interest-bearing liabilities	785,951	0.62%	1,226	774,536	0.80%	1,553
Non-interest-bearing deposits	74,856			67,933
Other liabilities	2,745			2,870
Shareholders' equity	77,372			71,213
Total liabilities and shareholders' equity	$940,924			$916,552
Net interest rate spread		2.95%			3.16%
Margin/net interest income		3.04%	$6,943		3.26%	$7,251

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.
Non-accrual loans and investment securities are included in earning assets.

* Includes loans held-for-sale

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Nine Months Ended
	September 30, 2013			September 30, 2012
	Average Balance	Average Rate	Interest	Average Balance	Average Rate	Interest
Assets
Federal funds sold	$-	-	$-	$-	-	$-
Investment securities:
U.S. Government agencies	83,921	1.26%	794	72,946	1.54%	840
State and municipal	86,145	4.77%	3,081	78,253	5.43%	3,188
Mortgage-backed and CMOs	209,883	2.05%	3,225	194,186	2.55%	3,712
Pooled trust preferred securities	3,519	0.18%	5	3,592	0.42%	11
Corporate debt securities	3,618	2.27%	62	2,456	4.07%	75
Equities	3,828	3.18%	91	3,568	4.13%	110
Total investment securities	390,914	2.48%	7,258	355,001	2.98%	7,936
Loans:
Commercial real estate	249,756	4.92%	9,191	254,295	5.35%	10,176
Residential real estate	28,544	4.51%	966	27,541	5.11%	1,055
Home equity loans	51,708	4.11%	1,589	51,169	4.47%	1,711
Commercial and industrial	105,951	4.28%	3,394	101,021	4.74%	3,585
Indirect lease financing	9,438	9.96%	705	11,640	9.83%	858
Consumer loans	2,262	6.48%	110	2,209	11.03%	182
Tax-exempt loans	33,241	4.87%	1,212	34,152	5.40%	1,380
Total loans, net of unearned income*	480,900	4.77%	17,167	482,027	5.25%	18,947
Other earning assets	14,296	0.32%	34	17,275	0.26%	33
Total earning assets	886,110	3.69%	24,459	854,303	4.21%	26,916
Cash and due from banks	11,593			11,142
Allowance for loan losses	(9,394)			(9,513)
Other assets	30,737			28,971
Total assets	$919,046			$884,903

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$109,412	0.24%	194	$97,537	0.31%	228
Municipals	96,051	0.39%	284	67,424	0.54%	273
Money market	68,572	0.20%	105	75,923	0.34%	192
Savings	201,153	0.42%	631	187,298	0.64%	902
Time	165,607	1.18%	1,455	182,024	1.35%	1,833
Time of $100,000 or more	92,717	1.32%	918	102,295	1.46%	1,117
Total interest-bearing deposits	733,512	0.65%	3,587	712,501	0.85%	4,545
Short-term borrowings	28,962	0.37%	81	22,842	0.47%	80
Long-term debt	5,232	4.75%	189	11,152	4.75%	403
Total interest-bearing liabilities	767,706	0.67%	3,857	746,495	0.90%	5,028
Non-interest-bearing deposits	72,599			66,069
Other liabilities	2,747			2,970
Shareholders' equity	75,994			69,369
Total liabilities and shareholders' equity	$919,046			$884,903
Net interest rate spread		3.02%			3.31%
Margin/net interest income		3.11%	$20,602		3.42%	$21,888

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
	Three Months Ended			Nine Months Ended
	September 30, 2013 compared			September 30, 2013 compared
	to September 30, 2012			to September 30, 2012

	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Federal funds sold	$-	$-	$-	$-	$-	$-
Investment securities:
U.S. Government agencies	(21)	(37)	16	(46)	127	(173)
State and municipal	(67)	99	(166)	(107)	321	(428)
Mortgage-backed and CMOs	(80)	99	(179)	(487)	299	(786)
Pooled trust preferred securities	(6)	-	(6)	(6)	-	(6)
Corporate debt securities	(5)	26	(31)	(13)	36	(49)
Equities	(1)	4	(5)	(19)	8	(27)
Loans:
Commercial real estate	(258)	1	(259)	(985)	(191)	(794)
Residential real estate	(21)	9	(30)	(89)	38	(127)
Home equity loans	(21)	22	(43)	(122)	16	(138)
Commercial and industrial	(69)	37	(106)	(191)	171	(362)
Indirect lease financing	(53)	(49)	(4)	(153)	(162)	9
Consumer loans	1	3	(2)	(72)	5	(77)
Tax-exempt loans	(40)	22	(62)	(168)	(38)	(130)
Other earning assets	6	2	4	1	(6)	7
Total interest income	(635)	238	(873)	(2,457)	624	(3,081)
Interest expense:
Interest-bearing demand	(4)	10	(14)	(34)	28	(62)
Municipals	5	39	(34)	11	117	(106)
Money market	(23)	(9)	(14)	(87)	(19)	(68)
Savings	(67)	15	(82)	(271)	67	(338)
Time	(152)	(69)	(83)	(378)	(167)	(211)
Time of $100,000 or more	(86)	(49)	(37)	(199)	(106)	(93)
Short-term borrowings	1	5	(4)	1	22	(21)
Long-term debt	(1)	(1)	-	(214)	(214)	-
Total interest expense	(327)	(59)	(268)	(1,171)	(272)	(899)
Net interest income	$(308)	$297	$(605)	$(1,286)	$896	$(2,182)

  QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three and nine-month periods ended September 30, 2013 and 2012.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Total interest income	$7,678	$8,276	$22,978	$25,333
Total interest expense	1,226	1,553	3,857	5,028
Net interest income	6,452	6,723	19,121	20,305
Tax-equivalent adjustment	491	528	1,481	1,583
Net interest income (fully taxable-equivalent)	$6,943	$7,251	$20,602	$21,888

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

Quarter to Quarter Comparison

Net interest income for the quarter ended September 30, 2013 totaled $6,452,000, a decrease of $271,000, or 4.0%, over the same period in 2012. On a tax-equivalent basis, net interest income decreased $308,000, or 4.2%, from $7,251,000 for the three months ended September 30, 2012 to $6,943,000 for the same period ended September 30, 2013.

As has been the case for the past couple of years, the decline in net interest income is primarily a result of the prolonged period of extremely low interest rates which has exerted downward pressure on yields on earning assets, primarily loans and investment securities. The impact of lower yields on earning assets has exceeded the impact on funding costs resulting in a decline in the net interest margin. The net interest margin for the third quarter of 2013 was 3.04%, a decline of 22 basis points from the 3.26% recorded in the third quarter of 2012. Another factor negatively impacting the net interest margin is the change in the mix of earning assets. While loan demand showed signs of improvement during the second quarter of 2013, the growth in investment securities, which tend to earn a lower yield than loans, was still significantly greater than loans. Average earning assets grew by $22,009,000, or 2.5%, when comparing the third quarter of 2013 to the same period in 2012, with average investment securities increasing $16,073,000, or 4.2%, and average loans increasing by $4,755,000, or 1.0%. On the funding side, average deposits increased $14,372,000, or 1.8%, with average transaction accounts increasing $49,432,000, or 9.3%. The growth in transaction accounts was broad based across all product lines, except for money market accounts which declined $13,237,000, or 17.4%. Offsetting a portion of this growth was a decline in average time deposits of $35,060,000, or 12.4%, when comparing the third quarter 2013 with the same period in 2012. Customers are still seeking the liquidity of a non-maturity transaction account especially in light of the slight rate differential between these deposits and time deposits. Two of the Bank’s highest paying products are the QNB-Rewards Checking account and the Online eSavings account. Short-term borrowings, primarily commercial sweep accounts, contributed an additional $4,129,000 in additional funding.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis decreased $635,000, or 7.2%, to $8,169,000 for the third quarter of 2013, while total interest expense decreased $327,000, or 21.1%, to $1,226,000. Volume growth in earning assets contributed an additional $238,000 of interest income but was offset by a decline in interest income of $873,000 resulting from lower interest rates. With regard to interest expense, lower funding costs (interest rates paid) resulted in a decline in interest expense of $268,000, while the change in the mix and volume of interest bearing liabilities as discussed above resulted in an additional interest expense reduction of $59,000.

The yield on earning assets on a tax-equivalent basis decreased 39 basis points from 3.96% for the third quarter of 2012 to 3.57% for the third quarter of 2013 and also declined by 14 basis points from the 3.71% reported for the second quarter of 2013. As noted earlier the long period of historically low interest rates has resulted in a significant amount of higher yielding bonds with call features being called and prepayments on mortgage-related securities increasing, with these proceeds being reinvested in lower yielding investment securities. In addition, new loans are being originated at significantly lower rates, variable rate loans are repricing lower and some fixed rate loans are being modified lower due to competitive pressure. Also impacting net interest income, the yield on earning assets and the net interest margin are nonaccrual loans which declined from $18,582,000 at September 30, 2012 to $15,329,000 at September 30, 2013.

In comparison, the rate paid on interest-bearing liabilities decreased 18 basis points from 0.80% for the third quarter of 2012 to 0.62% for the third quarter of 2013 and decreased six basis points when compared to 0.68% reported in the second quarter of 2013.

Interest income on investment securities decreased $179,000 when comparing the two quarters as the increase in average balances could not offset the 29 basis point decline in the average yield of the portfolio. The average yield on the investment portfolio was 2.45% for the third quarter of 2013 compared with 2.74% for the third quarter of 2012. As noted previously, the decline in the yield on the investment portfolio is the result of the reinvestment of the cash flow into lower yielding securities. The yield on the investment portfolio seems to have stabilized as the increase in Treasury rates since the end of the second quarter has slowed down the amount of calls and prepayments in the portfolio and has also provided an opportunity to invest in bonds with slightly better yields than previously available. The growth in the investment portfolio was primarily in high-quality U.S. Government agency issued mortgage-backed and CMO securities as well as in tax-exempt state and municipal bonds.

Income on Government agency securities decreased $21,000, as average balances declined by $11,319,000 to $75,280,000 for the third quarter of 2013. Partially offsetting the volume impact was an increase in average yield of eight basis points to 1.35% for the third quarter of 2013 as some of the proceeds from the municipal deposits received during the third quarter of 2013 were invested at yields higher than the portfolio yield. In prior years, more of these municipal deposits would have been invested in this portfolio into bonds that had a very high likelihood of being called within six to nine months, the anticipated cash flow period of these deposits. With the increase in market rates in the second and third quarters of 2013 bonds with these characteristics were difficult to find resulting in the purchase of more mortgage-backed securities and CMO’s which provide cash flow on a monthly basis. Most of the bonds in the agency portfolio have call features ranging from three months to three years.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Interest income on tax-exempt municipal securities decreased $67,000 as the 9.2% growth in average balances was offset by a 75 basis point decline in yield. The yield on the municipal portfolio was 4.54% for the third quarter of 2013 compared to 5.29% for the third quarter of 2012. QNB had purchased many municipal securities when rates were significantly higher. Many of these bonds have either reached maturity or their call dates and are being replaced with municipal bonds with lower yields. Typically QNB purchased municipal bonds with 10-15 year maturities; however, given the current rate environment has shortened the maturity range to between 5-7 years with call dates between 2-4 years.

Interest income on mortgage-backed securities and CMOs decreased $80,000. Average balances increased $16,955,000, or 8.4%, to $218,979,000 when comparing the two periods and contributed $99,000 in additional income. The yield on the mortgage-backed and CMO portfolio decreased 33 basis points from 2.35% for the third quarter of 2012 to 2.02% for the third quarter of 2013, resulting in a $179,000 reduction in interest income. This portfolio was expanded because it provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested when interest rates eventually increase. With the historically low interest rate environment mortgage refinancing activity over the past three years was significant resulting in an increase in prepayments on these securities. Since most of these securities were purchased at a premium, prepayments result in a shorter amortization period of this premium and therefore a reduction in income. With the increase in interest rates, mortgage prepayments have slowed and yields have increased slightly.

Income on loans decreased $461,000 to $5,729,000 when comparing the third quarters of 2013 and 2012 with the decline in the portfolio yield being the reason. The yield on the loan portfolio decreased 43 basis points to 4.66% when comparing the same periods, resulting in a reduction in interest income of $506,000. When comparing the two quarters average balances increased 1.0% resulting in an increase of $45,000 in interest income. As a result of the decline in market rates and an increase in competition for quality loans, QNB lowered the rates offered on new loans and reduced rates on some existing loans. In addition, QNB has been aggressively promoting home equity and consumer loans with very competitive interest rates.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans decreased $258,000 as a result of the decline in yield. The yield on commercial real estate loans was 4.83% for the third quarter of 2013, a decrease of 41 basis points from the 5.24% reported for the third quarter of 2012 and a decrease of seven basis points from the 4.90% reported in the second quarter of 2013. Average balances decreased $632,000, or 0.2%, to $252,200,000, for the three months ended September 30, 2013 compared with the same quarter in 2012.

Income on commercial and industrial loans, the second largest category, decreased $69,000 as the impact of the decline in yield was greater than the impact of the increase in average balances. Average commercial and industrial loans increased $2,927,000, or 2.8%, to $108,085,000 for the third quarter of 2013 providing an additional $37,000 in interest income. However, the average yield on these loans decreased 39 basis points to 4.17% resulting in a decrease in income of $106,000. The yield of 4.17% for the third quarter of 2013 also represents a nine basis point decline from the second quarter of 2013. Many of the loans in this category are indexed to the prime interest rate and have floors.

Income on home equity loans declined by $21,000 when comparing the third quarter of 2013 and 2012. Beginning in the second quarter of 2013, QNB offered very attractive rates on both variable rate and fixed rate home equity loans in an attempt to increase demand. As a result average home equity loans increased $1,929,000, or 3.8%, to $52,867,000 for the third quarter of 2013. The yield on the home equity portfolio decreased 32 basis points to 3.96% when comparing the third quarters of 2013 and 2012 and decreased 15 basis points compared to the second quarter of 2012. The demand for home equity loans declined during prior periods as home values fell preventing some homeowners from having equity in their homes to borrow against while others took advantage of the low interest rates on mortgages and refinanced their home equity loans into a new mortgage. With the recent rise in mortgage interest rates and an improvement in home values it is expected that the demand for home equity loans will continue to improve.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

QNB purchases indirect lease financing receivables from a third party based on criteria specified by QNB. These loans are to small businesses and are collateralized by equipment. These loans tend to have higher risk characteristics but generally provide higher rates of return. As a result of these higher returns the market for these types of loans has become extremely competitive both in terms of rate and quality available and as a result QNB has been purchasing fewer. Average balances declined $1,964,000, or 17.9% when comparing the two quarters resulting in a reduction of $49,000 in interest income.

With the decline in interest rates QNB has renegotiated and rebid on many loans to municipalities. As a result, the average yield on the tax-exempt loan portfolio has declined from 5.40% for the third quarter of 2012 to 4.69% for the third quarter of 2013, contributing to the $40,000 decline in interest income when comparing the two periods. When comparing the same periods average balances have increased 4.8%, helping to partially offset the impact of the lower yield.

For the most part, earning assets are funded by deposits, which increased on average by $14,372,000, or 1.8%, to $825,552,000 and by borrowed funds which increased on average by $3,966,000 to $35,255,000, when comparing the third quarters of 2013 and 2012. When compared to the second quarter of 2013 average deposits increased by $27,891.000, or 3.5%. QNB has developed significant relationships with many of the school districts and municipalities in the communities it serves. During the third quarter of each year these entities deposit tax receipts resulting in seasonal growth in QNB’s deposit balances. Average interest-bearing municipal demand accounts increased $33,961,000, or 36.9%, to $125,986,000 for the third quarter of 2013 compared to the same period in 2012 and increased $43,835,000, or 53.4%, when compared to the second quarter of 2013.

Total interest expense decreased $327,000 to $1,226,000 for the third quarter of 2013 with interest expense on total deposits accounting for the entire decline. The rate paid on interest-bearing liabilities decreased 18 basis points from 0.80% for the third quarter of 2012 to 0.62% for the third quarter of 2013. During this same period, the rate paid on interest-bearing deposits decreased 18 basis points from 0.78% to 0.60%. These yields will most likely not decline much further as deposit rates are close to reaching an inherent floor.

Consistent with prior quarters, the growth in deposits when comparing the third quarter of 2013 with the third quarter of 2012 was in accounts with greater liquidity, such as non-interest-bearing and interest-bearing demand, interest-bearing municipal accounts as noted above, and savings deposits. Average non-interest-bearing demand accounts increased $6,923,000, or 10.2%, to $74,856,000 for the third quarter of 2013. QNB has been very successful in increasing business checking accounts as average balances in these accounts have increased by $8,499,000, or 17.1%, when comparing the two quarters. Average interest-bearing demand accounts increased $12,101,000, or 12.4%, to $109,820,000 for the third quarter of 2013 compared to the same quarter of 2012; however, interest expense on interest-bearing demand accounts decreased $4,000 to $66,000 for the third quarter of 2013 as the average rate paid decreased from 0.29% for the third quarter of 2012 to 0.24% for the third quarter of 2013. Included in this category is QNB-Rewards checking, a higher-rate checking account product. The decrease in interest expense and the average rate paid on interest-bearing demand accounts is primarily the result of a reduction in the rate paid on QNB-Rewards checking. Beginning the third quarter of 2012 the rate paid on this account was 1.25% on balances up to $25,000 and 0.50% for balances over $25,000. In the middle of August 2012 the rate was reduced to 1.00% on balances up to $25,000 and 0.25% for balances over $25,000, where it has remained. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the third quarter of 2013, the average balance in this product was $31,232,000 and the related interest expense was $54,000 for an average yield of 0.69%. In comparison, the average balance of the QNB-Rewards accounts for the third quarter of 2012 was $28,753,000 with a related interest expense of $60,000 and an average rate paid of 0.82%. Even with the reduction in the rates paid on the QNB-Rewards product, the yield of 1.00% for the first $25,000 and 0.25% on balances over $25,000, assuming qualifications are met, is still an attractive rate relative to competitors’ offerings as well as other QNB products. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $68,966,000 for the third quarter of 2012 to $78,588,000 for the third quarter of 2013. The average rate paid on these balances was 0.06% for both three month periods ended September 30, 2012 and 2013.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Interest expense on municipal interest-bearing demand accounts increased $5,000 to $110,000 for the third quarter of 2013. As mentioned above, the average balance of municipal interest-bearing demand accounts increased $33,961,000, or 36.9%, while the average interest rate paid on these accounts decreased from 0.45% for the third quarter of 2012 to 0.35% for the third quarter of 2013. Most of these accounts are indexed to the Federal funds rate with most having negotiated rate floors between 0.25% and 0.50%. QNB was successful in increasing its relationships with several of these customers as well as adding several new municipalities and school districts over the past year, accounting for the increase in balances.

Average money market accounts decreased $13,237,000, or 17.4%, to $62,841,000 for the third quarter of 2013 compared with the same period in 2012. Much of the decline in money market balances is a result of a shift in these balances to either municipal interest-bearing demand accounts or eSavings accounts. When comparing these same periods interest expense on money market accounts decreased $23,000 to $32,000 and the average interest rate paid declined nine basis points to 0.20% for the third quarter of 2013.

The QNB online eSavings account, introduced approximately four years ago, has been extremely successful and is the main reason for the growth of savings accounts to $203,973,000 at September 30, 2013. This product was introduced at a yield of 1.85% but as market rates declined, the eSavings interest rate paid was also reduced and declined from 0.75% at June 30, 2012 to 0.60% at September 30, 2012, to 0.50% at June 30, 2013 and to 0.45% at September 30, 2013. The average yield paid on these accounts was 0.49% for the third quarter of 2013 compared with a yield of 0.68% for the third quarter of 2012. The average balance of this product was $153,926,000 for the third quarter of 2013 compared to $147,207,000 for the third quarter of 2012 and contributed to the $9,684,000, or 5.0%, increase in total average savings accounts when comparing the two quarters. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and increased $2,965,000, or 6.2%, when comparing the third quarter 2013 average to the same 2012 quarter. The average rate paid on total savings accounts decreased 15 basis points from 0.55% for the third quarter of 2012 to 0.40% for the third quarter of 2013 and interest expense decreased 24.6% from $272,000 to $205,000 over the same period.

The repricing of time deposits at lower rates combined with the decline in average time deposit balances continues to have the greatest impact on total interest expense. Total interest expense on time deposits decreased $238,000, or 24.8%, to $722,000 for the third quarter of 2013. Average total time deposits decreased by $35,060,000, or 12.4%, to $247,135,000 for the third quarter of 2013. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. Over the course of 2012 and the first nine months of 2013 a significant amount of time deposits have continued to reprice lower as rates have declined. The average rate paid on time deposits decreased from 1.35% to 1.16% when comparing the third quarter of 2012 to the same period in 2013.

Approximately $100,619,000, or 41.2%, of time deposits at September 30, 2013 will reprice or mature over the next 12 months. The average rate paid on these time deposits is approximately 0.67%. QNB has been trying to lengthen the maturity of the time deposit portfolio by offering a higher rate 59 month time deposit which has seen moderate success. The yield on the time deposit portfolio may decline slightly in the next quarter as short-term time deposits reprice. However, given the short-term nature of these deposits interest expense could increase if short-term time deposit rates were to increase suddenly.

 QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Short-term borrowings are primarily comprised of sweep accounts structured as repurchase agreements with commercial customers. Interest expense on short-term borrowings increased slightly from $27,000 for the third quarter of 2012 to $28,000 for the third quarter of 2013. When comparing these same periods average balances increased from $25,997,000 to $30,126,000 while the average rate paid declined from 0.42% to 0.37%.

Nine Month Comparison

For the nine month period ended September 30, 2013 net interest income was $19,121,000, a decrease of $1,184,000, or 5.8%, lower than the $20,305,000 reported for the first nine months of 2012. On a tax-equivalent basis net interest income declined $1,286,000, or 5.9%, to $20,602,000. For the nine month period ending September 30, 2013 average earning assets increased $31,807,000, or 3.7%, to $886,110,000, with average investment securities increasing $35,913,000, or 10.1%, to $390,914,000 and average loans decreasing $1,127,000, or 0.2%, to $480,900,000. Average total deposits increased $27,541,000, or 3.5%, to $806,111,000 for the nine-month period ended September 30, 2013 compared to the same period in 2012. The net interest margin on a tax-equivalent basis was 3.11% for the nine-month period ended September 30, 2013 compared with 3.42% for the same period in 2012.

Total interest income on a tax-equivalent basis decreased $2,457,000, from $26,916,000 to $24,459,000, when comparing the nine-month periods ended September 30, 2012 and 2013 as the additional interest income generated from the growth in earning assets was offset by the impact of declining yields on those assets. Interest income increased $624,000 as a result of volume increases but declined $3,081,000 as a result of lower yields. The analysis of the nine-month comparison periods is similar to what was described in the quarterly analysis; moderate deposit growth combined with minimal loan demand has resulted in significant growth of the investment securities portfolio. These factors when combined with the historically low interest rate environment and the repricing of earning assets has resulted in a decline in net interest income and the net interest margin.

The yield on earning assets decreased from 4.21% to 3.69% for the nine-month periods with the yield on loans decreasing from 5.25% to 4.77% during this time. The yield on investments decreased from 2.98% to 2.48% when comparing the nine-month periods. As discussed previously, the decline in yields reflects the impact of historically low levels of interest rates over the past several years.

Total interest expense decreased $1,171,000, from $5,028,000 for the nine-month period ended September 30, 2012 to $3,857,000, for the nine-month period ended September 30, 2013. Most of the decrease in interest expense was a result of lower rates paid on deposits, especially time deposits and Online eSavings deposits. Interest expense on interest-bearing deposits declined by $958,000, with interest expense on time deposits and savings deposits declining $577,000 and $271,000, respectively. The average rate paid on time deposits decreased 16 basis points from 1.39% to 1.23% while the average rate paid on savings deposits decreased from 0.64% to 0.42% when comparing the nine-month periods ended September 30, 2012 and 2013. The average balance of total time deposits declined $25,995,000, or 9.1%, to $258,324,000 for the nine months ended September 30, 2013 compared with the similar 2012 period. Average savings account balances increased $13,855,000, or 7.4%, to $201,153,000 for the nine months ended September 30, 2013.

While the average balances on time deposits declined when comparing the nine-month periods, the average balances of transaction accounts increased significantly as customers sought the liquidity of these accounts as well as the higher rate being offered on the QNB-Rewards checking product and the Online eSavings product. The average balance of non-interest and interest-bearing transaction accounts increased $53,536,000, or 10.8% to $547,787,000 for the nine-months ended September 30, 2013. Interest expense on interest-bearing demand deposits decreased $34,000, as the 7 basis point decrease in the average rate paid more than offset the impact on interest expense of the $11,875,000, or 12.2%, increase in average balances. The interest rate paid on interest-bearing demand accounts decreased from 0.31% for the first nine months of 2012 to 0.24% for the first nine months of 2013. As discussed previously, a reduction in the rate paid on the QNB-Rewards checking account was the primary factor for the decrease in cost of funds in this category.

 QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Interest expense on municipal deposits increased by $11,000 to $284,000 for the nine months ended September 30, 2013 as the $28,627,000 or 42.5% increase in balances offset the 15 basis point decline in the average rate paid. Interest expense on money market accounts declined by $87,000 to $105,000 for the nine month period ended September 30 2013 as the average rate paid declined from 0.34% for the first nine months of 2012 to 0.20% for the same period of 2013.

Also contributing to the reduction in interest expense, when comparing the nine-month periods, was lower expense on long-term debt. Interest expense on long-term debt declined by $214,000, primarily the result of the repayment of $15,000,000 in April 2012. The average balance of long-term debt was $5,232,000 for the first nine months of 2013 compared to $11,152,000 for the same period in 2012.

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

Economic conditions during the financial crisis and recession contributed to high rates of unemployment and a sharp decline in the residential and commercial real estate markets. These factors had a negative impact on both consumers and small businesses and contributed to higher than historical levels of net charge-offs, specific reserves and non-performing, impaired and classified loans. As a result higher provisions for loan losses were taken to bring the allowance for loan losses to adequate levels to support the decline in asset quality. Since December 31, 2008, the start of the financial crisis, QNB has increased its allowance for loan losses from $3,836,000, or 0.95% of total loans, to $8,995,000, or 1.85% of total loans at September 30, 2013. Over the past year economic conditions and asset quality have improved allowing for reduced provision for loan losses and a reduction in the required allowance for loan losses. The allowance for loan losses was $9,772,000, or 2.05% of total loans at December 31, 2012, and $9,717,000, or 2.03% of total loans at September 30, 2012. The allowance for loan losses at September 30, 2013 is at a level that QNB management believes is adequate as of that date based on its analysis of known and inherent losses in the portfolio.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

QNB recorded a provision for loan losses of $150,000 in the third quarter of 2013 compared to $100,000 in the second quarter of 2013 and $300,000 in the third quarter of 2012. For the nine month periods ended September 30, 2013 and 2012 the provision for loan losses was $250,000 and $600,000, respectively. Net loan charge-offs were $586,000 for the third quarter of 2013, or 0.48% annualized of total average loans, compared with net charge-offs of $20,000 for the second quarter of 2013, or 0.02% annualized of total average loans, and net loan charge-offs of $50,000 for the third quarter of 2012, or 0.04% annualized of total average loans. The majority of the charge-offs for the quarter relate to either a loan written down $339,000 on transfer to other real estate owned or a loan that was sold to a third party at a loss of $153,000. For the nine-month periods ended September 30, 2013 and 2012 net loan charge-offs were $1,027,000, or 0.29% annualized, and $124,000, or 0.03% annualized, respectively. In addition to the two loans noted above, year to date 2013 charge-offs include $336,000 in losses on a group of loans to three borrowers for the purchase of residential investment properties. The majority of charge-offs recorded during 2013 had specific reserves established during the allowance for loan loss calculation process prior to the ultimate decision to charge-off the loan.

Loan quality experienced modest improvement over the past year with the reduction in the level of non-accrual loans being somewhat offset by an increase in restructured loans. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and troubled debt restructured loans were $19,575,000, or 4.01% of total loans, at September 30, 2013 compared with $21,150,000, or 4.41% of total loans, at December 31, 2012 and $21,211,000, or 4.44% of total loans, at September 30, 2012. Loans on non-accrual status were $15,329,000 at September 30, 2013 compared with $18,572,000 at December 31, 2012 and $18,582,000 at September 30, 2012. Loans are placed on non-accrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Of the total amount of non-accrual loans at September 30, 2013, $9,736,000 or 64% of the loans classified as non-accrual, are current or past due less than 30 days as of the end of the quarter. Loans classified as substandard or doubtful, which includes non-performing loans, continues to improve. At September 30, 2013 substandard or doubtful loans totaled $40,215,000, a reduction of $8,060,000, or 16.7%, from the $48,275,000 reported as of September 30, 2012.

QNB had no loans past due 90 days or more and still accruing interest at September 30, 2013, December 31, 2012 or September 30, 2012. Restructured loans, not on nonaccrual, were $4,246,000 at September 30, 2013 compared to $2,578,000 at December 31, 2012 and $2,629,000 at September 30, 2012. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 1.44% of total loans at September 30, 2013 compared with 1.50% at December 31, 2012 and 1.31% at September 30, 2012.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans and indirect lease financing loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. At September 30, 2013 and December 31, 2012, the recorded investment in loans for which impairment has been identified totaled $28,564,000 and $32,304,000 of which $21,048,000 and $23,771,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $7,516,000 and $8,533,000 at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013 and December 31, 2012, the related allowance for loan losses associated with these loans was $2,277,000 and $2,701,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	September 30, 2013	December 31, 2012	September 30, 2012
Non-accrual loans	$15,329	$18,572	$18,582
Loans past due 90 days or more and still accruing interest	-	-	-
Troubled debt restructured loans (not already included above)	4,246	2,578	2,629
Total non-performing loans	19,575	21,150	21,211
Other real estate owned and repossessed assets	1,645	1,161	1,187
Non-accrual investment securities	2,169	1,962	1,961
Total non-performing assets	$23,389	$24,273	$24,359

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$479,892	$480,068	$481,231
Total loans	487,537	477,733	477,987

Allowance for loan losses	8,995	9,772	9,717

Allowance for loan losses to:
Non-performing loans	45.96%	46.20%	45.81%
Total loans (excluding held-for-sale)	1.85%	2.05%	2.03%
Average total loans	1.87%	2.04%	2.02%

Non-performing loans / total loans (excluding held-for-sale)	4.01%	4.41%	4.43%
Non-performing assets / total assets	2.49%	2.64%	2.61%

 An analysis of loan charge-offs for the three and nine months ended September 30, 2013 compared to 2012 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net charge-offs	$586	$50	$1,027	$124

Net charge-offs (annualized) to:
Total loans (excluding held-for-sale)	0.48%	0.04%	0.28%	0.03%
Average total loans (excluding held-for-sale)	0.48	0.04	0.29	0.03
Allowance for loan losses	25.81	2.10	15.26	1.70

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-Interest Income Comparison
	Three months ended September 30,		Change from prior year		Nine months ended September 30,		Change from prior year
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Net gain (loss) on investment securities	$303	$(37)	$340	918.9%	$819	$493	$326	66.1%
Fees for services to customers	435	394	41	10.4	1,170	1,078	92	8.5
ATM and debit card	386	367	19	5.2	1,116	1,098	18	1.6
Bank-owned life insurance	77	78	(1)	(1.3)	226	234	(8)	(3.4)
Merchant income	94	97	(3)	(3.1)	276	283	(7)	(2.5)
Net gain on sale of loans	36	186	(150)	(80.6)	359	644	(285)	(44.3)
Other	222	40	182	455.0	574	187	387	207.0
Total	$1,553	$1,125	$428	38.0%	$4,540	$4,017	$523	13.0%

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and check card income, income on bank-owned life insurance, merchant income and gains and losses on the sale of investment securities and residential mortgage loans.

Quarter to Quarter Comparison

Total non-interest income for the third quarter of 2013 was $1,553,000, an increase of $428,000, compared to $1,125,000 for the third quarter of 2012. Net gains on investment securities account for $340,000 of the total increase in non-interest income compared to the third quarter of 2012. QNB recorded $303,000 of net gains on the sale of equity securities during the third quarter of 2013. This compares to net losses of $37,000 recognized in the third quarter of 2012.

Fees for services to customers were $435,000 for the third quarter of 2013, a $41,000, or 10.4%, increase over the same period in 2012. Overdraft income, representing approximately 69% of total fees for services to customers during the third quarter of 2013, increased by $47,000. The increase in overdraft income primarily reflects growth in the number of checking accounts as well as the positive impact of the introduction of an overdraft protection program on net overdraft income as the program reduced the amount of overdraft fees forgiven.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. Net gains on the sale of residential mortgage loans for the third quarter of 2013 was $36,000, or $150,000 less than the third quarter of the prior year. During the tail end of the second quarter of 2013 and into the third quarter of 2013 mortgage interest rates increased significantly in reaction to the possible tapering of the purchase of mortgage-backed securities by the Federal Reserve Bank. This resulted in less favorable pricing and some losses on loans where the customer had locked in the interest rate prior to the increase in rates.

Other non-interest income increased $182,000 to $222,000 for the third quarter of 2013. During the fourth quarter of 2012, QNB changed vendors for its retail brokerage and wealth management area and now provides securities and advisory services under the name of QNB Financial Services through Investment Professionals, Inc., a registered Broker/Dealer and Registered Investment Advisor. There has been a significant increase in revenue as a result of the change, contributing an additional $155,000 when comparing the two quarters.

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to, and over, the period of net servicing income or loss. On a quarterly basis, servicing assets are assessed for impairment based on their fair value. The timing of mortgage payments and delinquencies also impacts the amount of servicing fees recorded. Mortgage servicing fees were $44,000 higher quarter over quarter primarily related to the change in fair value of mortgage servicing rights as calculated by an independent third-party. During the third quarter of 2013 the Bank recognized income related to the reversal of $10,000 of the previously established valuation allowance, while during the third quarter of 2012 the Bank recorded $22,000 of expense to increase the valuation allowance. Negatively impacting other non-interest income for the quarter was an additional loss of $65,000 on the sale of a property held in other real estate owned which had previously been impaired by $90,000 during the second quarter of 2013. The loss of $65,000 for the third quarter of 2013 was $26,000 more than the loss recognized in the third quarter of 2012.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Nine-Month Comparison

Total non-interest income for the nine month periods ended September 30, 2013 and 2012 was $4,540,000 and $4,017,000, respectively, an increase of $523,000. A $326,000 increase in net gains on investment securities was mostly offset by a $285,000 decrease in net gains on the sale of residential mortgage loans.

The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio in an effort to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio. In addition the Corporation owns a small portfolio of equity securities for the purpose of generating both dividend income and capital appreciation. Net investment securities gains were $819,000 for the nine months ended September 30, 2013 compared to $493,000 for the comparable period in 2012. Included in these gains were $672,000 and $427,000 recorded on the sale of equity securities during the nine month periods ended September 30, 2013 and 2012, respectively. There was a $43,000 credit-related OTTI charge on an equity security during the first nine months of 2013. There were no OTTI charges in the first nine months of 2012. Gains on the sale of fixed income securities were $190,000 and $66,000 for the respective nine month periods in 2013 and 2012. The gains were primarily from the sale of fast paying or odd-lot mortgage-backed and CMO securities.

As noted above, net gains on the sale of loans decreased $285,000, or 44.3%, when comparing the nine months ended September 30, 2013 to the same period in 2012. Proceeds from the sale of residential mortgages were $15,332,000 and $15,908,000 for the nine month periods ended September 30, 2013 and 2012, respectively. Although the total proceeds from loan sales did not decline significantly from prior year, smaller gains per loan (or losses) due to the interest rate environment at the time of sale were the biggest contributors to the decline.

Fees for services to customers increased $92,000, or 8.5%, to $1,170,000 for the nine-month period ended September 30, 2013. Similar to the quarter, the majority of the increase related to an increase in net overdraft service charges.

Other non-interest income increased $387,000, to $574,000, when comparing the nine-month periods ended September 30, 2013 and 2012. Similar to the comparison of the three month periods, revenue from QNB Financial Services was the biggest contributor with an increase of $351,000 when comparing the nine month periods. Mortgage servicing income contributed an additional $116,000. During the first nine months of 2013 QNB was able to reverse $34,000 of the valuation allowance recorded on mortgage servicing assets during previous years. This compares to a valuation allowance of $43,000 recorded during the first nine months of 2012. A slowdown in mortgage refinance activity during 2013 has also resulted in a $34,000 reduction in amortization of the mortgage servicing asset. In addition, title company income increased $45,000. Offsetting a portion of these increases was a $115,000 increase in net losses on other real estate owned primarily related to the valuation allowance and additional loss on the sale of a property as discussed for the quarter above.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	Three months ended September 30,		Change from prior year		Nine months ended September 30,		Change from prior year
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Salaries and employee benefits	$2,691	$2,609	$82	3.1%	$7,923	$7,783	$140	1.8%
Net occupancy	382	407	(25)	(6.1)	1,233	1,228	5	0.4
Furniture and equipment	431	387	44	11.4	1,261	1,090	171	15.7
Marketing	272	176	96	54.5	762	633	129	20.4
Third-party services	356	426	(70)	(16.4)	1,116	1,130	(14)	(1.2)
Telephone, postage and supplies	162	146	16	11.0	502	452	50	11.1
State taxes	172	159	13	8.2	517	486	31	6.4
FDIC insurance premiums	180	173	7	4.0	533	515	18	3.5
Other	477	451	26	5.8	1,307	1,296	11	0.8
Total	$5,123	$4,934	$189	3.8%	$15,154	$14,613	$541	3.7%

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services, FDIC insurance premiums, regulatory assessments and taxes and various other operating expenses.

Quarter to Quarter Comparison

Total non-interest expense was $5,123,000 for the third quarter of 2013, an increase of $189,000, or 3.8%, compared to the third quarter of 2012. QNB’s overhead efficiency ratio, which represents the percentage of each dollar of revenue that is used for non-interest expense, is calculated by taking non-interest expense divided by net operating revenue excluding realized gains and losses on investment securities. The Bank’s efficiency ratios were 66.2% and 62.2% for the three months ended September 30, 2013 and 2012, respectively, and compare favorably with Pennsylvania commercial banks with assets between $500 million and $1 billion which had an average efficiency ratio of 69.9% for the second quarter of 2013, the most recent period available.

Salaries and benefits is the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense for the third quarter of 2013 were $2,691,000, an increase of $82,000, or 3.1%, from the $2,609,000 reported in the third quarter of 2012. The third quarter of 2012 included an accrual for incentive compensation of $135,000. There was no such accrual during the third quarter of 2013. Excluding the incentive accrual salary and benefits expense increased $217,000, or 8.8% when comparing the two quarters. When comparing the two quarters salary expense, net of incentive compensation, increased $161,000, or 8.1%. The primary reason for this increase was an additional eleven full-time equivalent employees primarily related to the opening of two new branch locations in the first quarter of 2013 as well as two additional employees for QNB Financial Services. These salary increases were partially offset by the reduction of one executive level position in 2013. When comparing the two quarters medical premiums and claims increased $31,000, or 21.1% and retirement plan expense increased $15,000, or 10.4%.

Net occupancy decreased $25,000, or 6.1% to $382,000 for the third quarter of 2013 while furniture and fixtures expense increased $44,000, or 11.4%. During the third quarter of 2013 an over-accrual of common area maintenance expense from prior years and an over-accrual of current year real estate tax expense totaling $36,000 was corrected. This was partially offset by an $11,000 increase in building depreciation expense primarily related to the new branch. The majority of the increase in furniture and fixture expense was attributable to higher depreciation expense and equipment maintenance costs. Much of the increase was related to the opening of two new locations during the first quarter, a full-service branch in Colmar, PA and a business office in Warminster, PA.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Marketing expense increased $96,000, from $176,000 for the third quarter of 2012 to $272,000 for the third quarter of 2013. Included in this increase was a $58,000 increase in charitable donations. QNB contributes to many not-for-profit organizations and clubs and sponsors many local events in the communities it serves. The increase in expense during the third quarter of 2013 was mainly attributable to two multi-year commitments. Marketing expenses related to advertising, public relations, research and sales promotion were $38,000 higher for the three-month period ended September 30, 2013 than the same period in 2012. Most of these increases pertain to costs for promoting the two new locations or promoting consumer and commercial loans.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense decreased $70,000, or 16.4%, to $356,000 for the three months ended September 30, 2013 when compared to the same period in 2012. Legal expense, principally related to loan collection and corporate activities, declined $41,000 and consultant expense, primarily related to an operational efficiency study performed in 2012, decreased $23,000.

Telephone, postage and supplies expense increased $16,000, or 11.0% to $162,000 for the third quarter of 2013. Telephone expense which includes both voice and data costs increased $13,000 primarily a result of the two new branches.

State tax expense represents the accrual of the Pennsylvania shares tax, which is based on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $172,000 for the third quarter of 2013, an increase of $13,000 compared to the same period in 2012. The Bank’s Pennsylvania Shares Tax was $172,000 for the third quarter of 2013, an increase of $14,000 resulting from an increase in the Bank’s equity.

Nine-Month Comparison

Total non-interest expense was $15,154,000 for the nine-month period ended September 30, 2013, an increase of $541,000, or 3.7%, compared to the same period in 2012.

Salaries and benefits expense increased $140,000, or 1.8%, to $7,923,000 for the nine months ended September 30, 2013 compared to the same period in 2012. Salary expense and related taxes increased $71,000 during the period to $6,787,000. Excluding the prior year’s accrual for incentive compensation of approximately $322,000 the increase would have been $393,000, or 6.2%. Similar to the quarter, an increase in full-time equivalent employees contributed to the increase in costs. Comparing the nine month periods, benefits expense increased $19,000, to $749,000. Medical and dental costs increased $36,000 and retirement plan costs increased $23,000 when comparing the nine month periods.

Furniture and equipment expense increased $171,000, or 15.7%, to $1,261,000 for the first nine months of 2013. As was the case for the quarter most of the increase pertains to higher depreciation and amortization costs primarily related to the two new locations opened in 2013 as well as the upgrade of most of the Bank’s ATM machines. Higher equipment maintenance costs of $71,000 also contributed to the higher expense for the period. The majority of these additional costs relate to programs utilized for compliance and overdraft protection.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Marketing expense increased $129,000, or 20.4%, to $762,000 for the nine months ended September 30, 2013. A $62,000 increase in donations as well as increases in advertising, public relations, research and sales promotions as noted during the quarterly discussion, account for the increase in marketing expense.

Telephone, postage and supplies expense was $50,000, or 11.1%, higher for the first three quarters of 2013 when compared to the same period in 2012 with telephone costs increasing $27,000 and supplies expense increasing $19,000. Much of these increases are attributable to the Colmar and Warminster locations opened in early 2013.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 2013, QNB’s net deferred tax asset was $4,775,000. The primary components of deferred taxes are a deferred tax asset of $3,058,000 relating to the allowance for loan losses, a deferred tax asset of $1,019,000 resulting from unrealized losses on available for sale securities, a deferred tax asset of $113,000 generated by OTTI charges on equity securities and a deferred tax asset of $432,000 related to OTTI charges on trust preferred securities. As of September 30, 2012, QNB’s net deferred tax asset was $913,000. The primary components of deferred taxes was a deferred tax asset of $3,304,000 relating to the allowance for loan losses, a deferred tax asset of $121,000 generated by OTTI charges on equity securities and a deferred tax asset of $432,000 related to OTTI charges on trust preferred securities. Partially offsetting these deferred tax assets was a deferred tax liability of $2,882,000 resulting from unrealized gains on available-for-sale securities. The increase in the amount of the deferred tax asset when comparing the balance at September 30, 2013 and 2012 is primarily related to the change from an unrealized gain position on the available-for-sale investment portfolio at September 30, 2012 to an unrealized loss position on the available-for-sale portfolio at September 30, 2013. This change was principally related to the impact of rising interest rates, particularly towards the end of the second quarter of 2013.

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

Applicable income tax expense was $604,000 for the three-month period ended September 30, 2013 compared to $540,000 for the three-month period ended September 30, 2012. The effective tax rate for third quarter of 2013 was 22.1% compared with 20.7% for the third quarter of 2012. For the nine-month periods ended September 30, 2013 and 2012 applicable income taxes and the effective tax rates were $1,827,000, or 22.1% and $2,059,000, or 22.6%, respectively.

FINANCIAL CONDITION ANALYSIS

The following balance sheet analysis compares average balance sheet data for the nine months ended September 30, 2013 and 2012, as well as the period ended balances as of September 30, 2013 and December 31, 2012.

Average earning assets for the nine-month period ended September 30, 2013 increased $31,807,000, or 3.7%, to $886,110,000 from $854,303,000 for the nine months ended September 30, 2012. The mix of earning assets has changed somewhat when comparing the two periods. Average loans decreased $1,127,000, or 0.2%, while average investment securities increased $35,913,000, or 10.1%. Average loans represented 54.3% of earning assets for the first nine months of 2013, while average investment securities represented 44.1% of earning assets for the same period. This compares to 56.4% and 41.6%, respectively, for the first nine months of 2012. Average other earning assets, which include Federal Reserve deposits, decreased $2,979,000, or 17.2%, when comparing these same periods. Given the slow-down in loan growth and the relatively low yield of 0.25% on interest-bearing deposits at the Federal Reserve Bank, the decision was made to try and stay as fully invested as possible, while still retaining adequate liquidity.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

QNB’s primary business is accepting deposits and making loans to meet the credit needs of the communities it serves. Loans are the most significant component of earning assets and growth in loans to small businesses and residents of these communities has been a primary focus of QNB. Inherent within the lending function is the evaluation and acceptance of credit risk and interest rate risk. QNB manages credit risk associated with its lending activities through portfolio diversification, underwriting policies and procedures and loan monitoring practices. Loan growth since December 31, 2010 has remained relatively flat as loan payoffs have matched new growth. Businesses and consumers are still reluctant to invest in new equipment or any other type of financing and are paying down their lines with excess cash. Despite the lack of demand QNB is committed to make credit available to its customers.

For the most part, earning assets are funded by deposits. Total average deposits increased $27,541,000, or 3.5%, to $806,111,000 for the first nine months of 2013 compared to the first nine months of 2012. Average interest-bearing demand and municipal accounts increased $ 11,875,000, or 12.2%, and $28,627,000, or 42.5%, respectively, when comparing the first nine months of 2013 and 2012. Business accounts are the primary factor behind the growth of the interest-bearing demand accounts while the growth in relationships with a couple of school districts contributed to the increase in municipal balances. Average savings balances increased $13,855,000, or 7.4%, to $201,153,000 for the first nine months of 2013 due to the continued success of QNB’s Online eSavings. The growth in this product, while still strong, has slowed over the past year. Average non-interest bearing demand accounts increased $6,530,000, or 9.9%, when comparing the nine month periods. Total average time deposits decreased $25,995,000, or 9.1%, when comparing the nine month periods as customers continue to look for the liquidity of transaction accounts and are hesitant to lock in longer term deposits at low rates.

Total assets at September 30, 2013 were $939,115,000 compared with $919,874,000 at December 31, 2012. During the second quarter of 2013 the demand for loans began to pick up resulting in a $9,804,000, or 2.1%, increase in total loans between December 31, 2012 and September 30, 2013. Total loans at September 30, 2013 were $487,537,000. Total investment securities increased by $5,746,000, or 1.4%, to $407,394,000 at September 30, 2013. The increase in interest rates during the latter part of the second quarter of 2013 contributed to the decline in investment securities as the fair value of the portfolio declined from an unrealized gain of $6,752,000 at December 31, 2012 to an unrealized loss of $2,996,000 at September 30, 2013. This also negatively impacted shareholder’s equity as accumulated other comprehensive income, net of tax, went from a gain of $4,456,000 at December 31, 2012 to a loss of $1,978,000 at September 30, 2013.

The composition of the investment portfolio has changed since December 31, 2012 as calls and maturities of U.S. Government and agency securities were generally replaced with mortgage-backed securities that are backed by U.S. Government agencies and sponsored enterprises (GSEs).

QNB does own CDOs in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by banks or bank holding companies, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. QNB holds seven of these securities with an amortized cost of $3,519,000 and a fair value of $2,169,000 at September 30, 2013. There was no credit-related other-than-temporary impairment charge in the first nine months of 2013 or 2012. It is possible that future calculations could require recording additional other-than-temporary impairment charges through earnings. For additional detail on these securities see Note 7 Investment Securities and Note 9 Fair Value Measurements and Disclosures.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

On the liability side, total deposits increased by $26,314,000, or 3.3% to $827,952,000 at September 30, 2013 compared to $801,638,000 at December 31, 2012. Interest-bearing demand accounts, including municipal deposits, increased $55,653,000, or 29.1% to $246,988,000 at September 30, 2013. Included in this increase was an increase in municipal deposits of $59,680,000. During the third quarter tax money is received by the local school districts. These deposits are short-term and will flow out over the next year as the schools use the funds for operations. These deposits do provide incremental income as they are invested in short-term investment securities but will further reduce the net interest margin as the spread earned is significantly less than the current net interest margin. Savings accounts increased $12,636,000, or 6.6%, to $203,973,000 at September 30, 2013. Partially offsetting the growth in municipal and savings deposits was a decline in money market accounts, primarily business accounts which decreased $18,238,000, or 24.0%, from $76,047,000 at December 31, 2012 to $57,809,000 at September 30, 2013. Time deposits also decreased $25,175,000, or 9.4%, from $269,234,000 at December 31, 2012 to $244,059,000 at September 30, 2013 as customers continue to look for liquidity in anticipation of rising interest rates.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At September 30, 2013, the Bank had a maximum borrowing capacity with the FHLB of approximately $240,866,000. The maximum borrowing capacity changes as a function of qualifying collateral assets. QNB has no outstanding borrowings with the FHLB at September 30, 2013. In addition, the Bank maintains two unsecured Federal funds lines with two correspondent banks totaling $26,000,000. At September 30, 2013, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn. As part of its contingency funding plan, QNB successfully tested its ability to borrow from these sources during the third quarter of 2013.

Total cash and cash equivalents, available-for-sale investment securities and loans held-for-sale totaled $427,157,000 and $418,571,000 at September 30, 2013 and December 31, 2012, respectively. The sources and level of liquidity maintained should be adequate to meet normal fluctuations in loan demand or deposit withdrawals. Despite the recent increase in interest rates, particularly in the 5 to 10 year part of the yield curve, it is still anticipated that the investment portfolio will continue to provide sufficient liquidity as municipal bonds are called and as cash flow on mortgage-backed and CMO securities continues to be steady. In the event that interest rates would continue to increase the cash flow available from the investment portfolio could decrease.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Approximately $219,825,000 and $170,433,000 of available-for-sale securities at September 30, 2013 and December 31, 2012, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The increase in the amount of pledged securities corresponds with the increase in municipal deposits.

As an additional source of liquidity, QNB is a member of the Certificate of Deposit Account Registry Service (CDARS) program offered by the Promontory Interfinancial Network, LLC. CDARS is a funding and liquidity management tool used by banks to access funds and manage their balance sheet. It enables financial institutions to provide customers with full FDIC insurance on time deposits over $250,000 that are placed in the program. QNB also has available Insured Cash Sweep (ICS), another program through Promontory Interfinancial Network, LLC, which is a product similar to CDARS, but one that provides liquidity like a money market or savings account.

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at September 30, 2013 was $75,743,000, or 8.07% of total assets, compared to shareholders' equity of $77,623,000, or 8.44% of total assets, at December 31, 2012. Shareholders’ equity at September 30, 2013 included a negative adjustment of $1,978,000 related to unrealized holding losses, net of taxes, on investment securities available-for-sale, while shareholders’ equity at December 31, 2012 included a positive adjustment of $4,456,000 related to unrealized holding gains, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 8.28% and 7.95% at September 30, 2013 and December 31, 2012, respectively.

Average shareholders' equity and average total assets were $75,994,000 and $919,046,000 for the first nine months of 2013, an increase of 8.3% and 2.9%, respectively, from the averages for the year ended December 31, 2012. The ratio of average total equity to average total assets was 8.27% for the first nine months of 2013 compared to 7.86% for all of 2012.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table sets forth consolidated information for QNB Corp.:

Capital Analysis	September 30, 2013	December 31, 2012
Tier I
Shareholders' equity	$75,743	$77,623
Net unrealized securities losses (gains), net of tax	1,978	(4,456)
Total Tier I risk-based capital	77,721	73,167

Tier II
Allowable portion: Allowance for loan losses	7,735	7,449
Unrealized gains on equity securities, net of tax	229	142
Total risk-based capital	$85,685	$80,758
Risk-weighted assets	$617,528	$593,630
Average assets	$940,924	$919,040

Capital Ratios	September 30, 2013	December 31, 2012
Tier I capital/risk-weighted assets	12.59%	12.33%
Total risk-based capital/risk-weighted assets	13.88%	13.60%
Tier I capital/average assets (leverage ratio)	8.26%	7.96%

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for the total risk-based capital and 4.00% for leverage. All capital ratios have improved from December 31, 2012 as the Tier I and total risk based capital levels have increased to a greater degree than the risk-weighted and average assets.

During the first quarter of 2010, QNB began offering a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $650,000 to capital during first nine months of 2013.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of September 30, 2013, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There have been no additional shares repurchased under the plan since the first quarter of 2009.

Continuing to impact risk-weighted assets is the $27,350,000 of risk-weighted assets due to mezzanine tranches of pooled trust preferred securities that were downgraded below investment grade during the first quarter of 2009. Although the amortized cost of these securities was only $3,275,000 at September 30, 2013, regulatory guidance required an additional $24,075,000 to be included in risk-weighted assets. The Bank utilized the method as outlined in the Call Report Instructions for an available-for-sale bond that has not triggered the Low Level Exposure (LLE) rule. The mezzanine tranches of CDOs that utilized this method of risk-weighting are five out of seven pooled trust preferred securities (PreTSLs) held by the Bank as of September 30, 2013. The other two pooled trust preferred securities have only one tranche remaining so the treatment noted above does not apply.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At September 30, 2013 and December 31, 2012, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

In July 2013, the Federal bank regulatory agencies adopted final rules that revise the agencies’ capital adequacy guidelines and prompt corrective action rules. These final rules were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III.

The final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital. The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements are effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.

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

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

SEPTEMBER 30, 2013

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

July 1, 2013 through July 31, 2013	-	-	-	42,117
August 1, 2013 through August 31, 2013	-	-	-	42,117
September 1, 2013 through September 30, 2013	-	-	-	42,117
Total	-	-	-	42,117

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

QNB Corp.

Date: November 14, 2013	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: November 14, 2013	By:	/s/ Bret H. Krevolin
Bret H. Krevolin
Chief Financial Officer