Form 10-K
period 2013-12-31
QNB CORP
filed 2014-03-31
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______________ to _______________ .

Commission file number 0-17706

QNB Corp.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2318082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15 North Third Street, P.O. Box 9005 Quakertown, PA	18951-9005
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code (215) 538-5600

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Common Stock, $0.625 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes ____ No    ✔

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ____ No    ✔

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✔ No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ✔ No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [✔]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer	Non-accelerated filer ____	Smaller Reporting Company ✔

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ____ No    ✔

As of February 28, 2014, 3,276,152 shares of common stock of the registrant were outstanding. As of June 30, 2013, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $69,369,990 based upon the average bid and asked prices of the common stock as reported on the OTC BB.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for the annual meeting of its shareholders to be held May 27, 2014 are incorporated by reference in Part III of this report.

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
•

The risk that the Federal Deposit Insurance Corporation (“FDIC”) could levy additional insurance assessments on all insured institutions in order to replenish the Deposit Insurance Fund based on the level of bank failures in the future; and

•	The risk that the analysis of these risks and forces could be incorrect, and/or that the strategies developed to address them could be unsuccessful.

QNB Corp. (herein referred to as “QNB” or the “Company”) cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which change over time, and QNB assumes no duty to update forward-looking statements. Management cautions readers not to place undue reliance on any forward-looking statements. These statements speak only as of the date of this Annual Report on Form 10-K, even if subsequently made available by QNB on its website or otherwise, and they advise readers that various factors, including those described above, could affect QNB’s financial performance and could cause actual results or circumstances for future periods to differ materially from those anticipated or projected. Except as required by law, QNB does not undertake, and specifically disclaims any obligation, to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 1. BUSINESS

Overview

QNB was incorporated under the laws of the Commonwealth of Pennsylvania on June 4, 1984. QNB is registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956 and conducts its business through its wholly-owned subsidiary, QNB Bank (the “Bank”).

Prior to December 28, 2007, the Bank was a national banking association organized in 1877 as The Quakertown National Bank, was chartered under the National Banking Act and was subject to Federal and state laws applicable to national banks. Effective December 28, 2007, the Bank became a Pennsylvania chartered commercial bank and changed its name to QNB Bank. The Bank’s principal office is located in Quakertown, Bucks County, Pennsylvania. As of December 31, 2013, the Bank also operated ten other full-service community banking offices in Bucks, Montgomery and Lehigh counties in southeastern Pennsylvania.

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

At December 31, 2013, QNB had total assets of $932,883,000, total loans of $501,716,000, total deposits of $814,532,000 and total shareholders’ equity of $75,625,000. For the year ended December 31, 2013, QNB reported net income of $8,392,000 compared to net income for the year ended December 31, 2012 of $9,175,000.

At February 28, 2014, the Bank had 162 full-time employees and 21 part-time employees. The Bank’s employees have a customer-oriented philosophy, a strong commitment to service and a “sincere interest” in their customers’ success. They maintain close contact with both the residents and local business people in the communities in which they serve, responding to changes in market conditions and customer requests in a timely manner.

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

Competition for loans and deposits comes principally from commercial banks, savings institutions, credit unions and non-bank financial service providers. Factors in successfully competing for deposits include providing excellent customer service, convenient locations and hours of operation, attractive rates, low fees, and alternative delivery systems. One such delivery system is remote deposit capture for those commercial customers that are not conveniently located near one of our branches. During 2013 remote check deposit was introduced for retail customers to make deposits using their smartphone. Successful loan origination tends to depend not only on interest rate and terms of the loan but on being responsive and flexible to the customers’ needs. While many competitors within the Bank’s primary market have substantially higher legal lending limits, QNB often has the ability, through loan participations, to meet the larger lending needs of its customers.

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

Supervision and Regulation

Banks and bank holding companies operate in a highly regulated environment and are regularly examined by Federal and state regulatory authorities. Federal statutes that apply to QNB and its subsidiary include the Bank Holding Company Act of 1956 (“BHCA”), the Federal Reserve Act and the Federal Deposit Insurance Act (“FDIA”) , as those statutes have been significantly amended by recent laws such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Gramm-Leach-Bliley Act (“GLBA”), and others. In general, these statutes regulate the corporate governance of the Bank and eligible business activities of QNB, and impose certain restrictions and limitations on such important matters as mergers and acquisitions, intercompany transactions, loans and dividends, and capital adequacy, among others. Other corporate governance requirements are imposed on QNB by Federal securities and other laws, including the Sarbanes-Oxley Act, described later.

The Company is under the jurisdiction of the Securities and Exchange Commission and of state securities commissions for matters relating to the offering and sale of its securities. In addition, the Company is subject to the Securities and Exchange Commission’s rules and regulations relating to periodic reporting, proxy solicitation and insider trading.

Set forth below is a brief summary of some of the significant regulatory concepts and recent laws that affect QNB and the Bank. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by references to the particular statutory or regulatory provisions themselves. Proposals to change banking laws and regulations are frequently introduced in Congress, the state legislatures, and before the various bank regulatory agencies. QNB cannot determine the likelihood of passage or timing of any such proposals or legislation or the impact they may have on QNB and its subsidiary. A change in law, regulations or regulatory policy may have a material effect on QNB and its subsidiary.

Bank Holding Company Regulation

QNB is registered as a bank holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the BHCA. In addition, QNB Corp., as a Pennsylvania business corporation, is also subject to the provisions of Section 115 of the Pennsylvania Banking Code of 1965 and the Pennsylvania Business Corporation Law of 1988, as amended.

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

Under these policies and subject to the restrictions applicable to the Bank, to remain “well-capitalized,” the Bank had approximately $19,323,000 available for payment of dividends to the Company at December 31, 2013.

Capital Adequacy

Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of total capital must be Tier 1 capital. Tier 1 capital consists principally of common shareholders’ equity, plus retained earnings, less certain intangible assets. The remainder of total capital may consist of the allowance for loan losses, which is considered Tier 2 capital. At December 31, 2013, QNB’s Tier 1 capital and total capital (Tier 1 and Tier 2 combined) ratios were 12.68% and 14.01%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum leverage ratio. This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 4% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum. At December 31, 2013, QNB’s leverage ratio was 8.45%.

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

At December 31, 2013, the Bank qualified as well capitalized under these regulatory standards. See Note 19 of the Notes to Consolidated Financial Statements included at Item 8 of this Report for additional information.

In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implement higher minimum capital requirements, add a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. The new minimum capital to risk-adjusted assets requirements are a common equity Tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a Tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements are effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.

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

Beginning with the second quarter of 2011, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the assessment base that the FDIC uses to calculate assessment premiums is a bank’s average assets minus average tangible equity. As the asset base of the banking industry is larger than the deposit base, the range of assessment rates will be from a low of 2.5 basis points to a high of 45 basis points, per $100 of assets.

The FDIC is required under the Dodd-Frank Act to establish assessment rates that will allow the Deposit Insurance Fund to achieve a reserve ratio of 1.35% of Insurance Fund insured deposits by September 2020. In addition, the FDIC has established a “designated reserve ratio” of 2.0%, a target ratio that, until it is achieved, will not likely result in the FDIC reducing assessment rates. In attempting to achieve the mandated 1.35% ratio, the FDIC is required to implement assessment formulas that charge banks over $10 billion in asset size more than banks under that size. Those new formulas began in the second quarter of 2011, but did not affect the Bank. Under the Dodd-Frank Act, the FDIC is authorized to make reimbursements from the Insurance Fund to banks if the reserve ratio exceeds 1.50%, but the FDIC has adopted the “designated reserve ratio” of 2.0% and has announced that any reimbursements from the fund are indefinitely suspended. For the years ended December 31, 2013 and 2012, the Bank recorded $651,000 and $642,000, respectively, in FDIC deposit insurance premium expense.

In addition, all insured institutions of the FDIC are required to pay assessments to fund interest payments on Financing Corporation (FICO) bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the FICO bonds; however, beginning in 2000, commercial banks and thrifts are subject to the same assessment for FICO bonds. The FDIC has the authority to set the Financing Corporation assessment rate every quarter. The expense for 2013 and 2012 recorded by QNB was $54,000 and $53,000, respectively. These assessments will continue until the Financing Corporation bonds mature in 2017.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At December 31, 2013, the Bank had no overnight FHLB advances outstanding.

As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB. At December 31, 2013, the Bank had $1,752,000 in stock of the FHLB.

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), as amended, the FDIC is required to assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the communities that they serve. The act focuses specifically on low and moderate income neighborhoods.

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

QNB’s Code of Business Conduct and Ethics can be found on the Bank’s website at www.qnbbank.com.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act)

The Dodd-Frank Act was enacted on July 21, 2010. This law made significant changes to the bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

The Dodd-Frank Act required various Federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The Federal agencies were given significant discretion in drafting such rules and regulations, and are still modifying many of the provisions. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time.

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

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” arrangements, and may allow greater access by shareholders to the company’s proxy material by authorizing the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets such as the Bank will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakened the Federal preemption rules that had been applicable for national banks and Federal savings associations, and gave state attorneys general the ability to enforce Federal consumer protection laws.

As mandated by the Dodd-Frank Act, in December 2013, the OCC, FRB, FDIC, and SEC issued a final rule implementing certain prohibitions and restrictions on the ability of a banking entity and non-bank financial company supervised by the FRB to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund (the so-called "Volcker Rule"). The final rules also require regulated entities to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include making regular reports about those activities to regulators. Although the final rules provide some compliance and reporting exceptions based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company. The final rules are effective April 1, 2014, with an extended effective date of July 2015. Under the final rules implementing the Volcker Rule, financial institutions are prohibited from owning certain covered funds. The Company has reviewed its securities holdings and does not believe that any qualify as impermissible holdings. If future regulatory interpretation requires us to divest of any such investments, it could cause us to recognize unexpected losses on the dispositions.

At this time it is difficult to predict the specific impact the Dodd-Frank Act will have on community banks, such as the Bank. Many of the provisions of Dodd-Frank do not apply to the Bank, as it does not engage in many of the specific activities sought to be regulated by Dodd-Frank. Many of the provisions, however, such as the increased capital requirements that begin in 2015 and the changes to FDIC insurance premiums already implemented, affect all banking entities. In addition, the financial crisis of 2008 and the enactment of the Dodd-Frank Act in response to that crisis has resulted in an era of increased regulatory oversight over all financial entities. The ultimate changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

QNB also makes its periodic and current reports available, free of charge, on its website, www.qnbbank.com, as soon as reasonably practicable after such material is electronically filed with the SEC. Information available on the website is not a part of, and should not be incorporated into, this annual report on Form 10-K.

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

An inverted yield curve is the opposite of a normal yield curve and is characterized by short-term rates that are higher than longer-term rates. The presence of an inverted yield curve is considered to be an anomaly that is almost counterintuitive to the core business of banking. Inverted yield curves do not typically exist for more than a short period of time. In past economic cycles, the presence of an inverted yield curve has frequently foreshadowed a recession. The recent recession that lasted many years may suppress future asset growth trends and/or increase the influence of other forms of risk, such as credit risk, which could hamper opportunities for revenue expansion and earnings growth in the near term.

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

At December 31, 2013, our lending limit per borrower was approximately $12,340,000. Accordingly, the size of loans that we may offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limit. However, there can be no assurance that such participations will be available or on terms which are favorable to us and our customers.

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

The Bank holds seven pooled trust preferred securities with an amortized cost of $3,519,000 and a fair value as of December 31, 2013 of $2,069,000. All of the trust preferred securities are available-for-sale securities and are carried at fair value. On December 10, 2013, Federal Banking Regulators issued final rules regarding implementation of Section 619 of the Dodd-Frank Act ("the Volcker Rule") which stated that “a banking entity may not, as principal, directly or indirectly, acquire or retain any ownership interest in or sponsor a covered fund”. The interpretation of the final rules indicated that a very high percentage of pooled trust preferred securities would be considered "covered funds". The rules also required that banks dispose of their covered funds by July 21, 2015, subject to a regulatory extension of up to five years. This would have triggered accounting requirements to record pooled trust preferred securities to fair value through the income statement. As a result of this regulation there were some trades of pooled trust preferred securities during December of 2013. On January 14, 2014, Regulators released a final interim rule authorizing retention of pooled trust preferred securities backed primarily by bank-issued trust preferred securities which included the PreTSLs held by QNB. Due to the uncertainty invoked between the original release of the Volcker Rule and the final interim rule, there was a noticeable increase in trading activity. However, we believe most of these trades occurred under distress and do not represent trades made in an orderly market. Despite the trades that took place as discussed previously, the market for these securities at December 31, 2013 was not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and the market values for these securities are depressed relative to historical levels. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. These securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities, except for PreTSL IV and V which represent the senior-most obligation of the trust.

On a quarterly basis, we evaluate our debt securities for other-than-temporary impairment (“OTTI”), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit related portion and a non-credit related portion of OTTI are determined. All of the pooled trust preferred collateralized debt obligations held by QNB are rated lower than AA and are measured for OTTI within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 325 (formerly known as EITF 99-20-1). QNB performs a discounted cash flow analysis on all of its impaired debt securities to determine if the amortized cost basis of an impaired security will be recovered. In determining whether a credit loss exists, QNB uses its best estimate of the present value of cash flows expected to be collected from the debt security and discounts them at the effective yield implicit in the security at the date of acquisition or the prospective yield for those securities with prior OTTI charges. The discounted cash flow analysis is considered to be the primary evidence when determining whether credit related other-than-temporary impairment exists. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. During 2013 and 2012, there were no charges representing the recognition of credit impairments on our investment in pooled trust preferred collateralized debt obligations.

The Company’s investment in marketable equity securities primarily consists of investments in large cap stock companies. These equity securities are analyzed for impairment on an ongoing basis. As a result of declines in some equity values, $43,000 and $105,000 of other-than-temporary impairment charges were taken in 2013 and 2012, respectively. QNB had three equity securities with unrealized losses of $44,000 at December 31, 2013. The severity and duration of the impairment is consistent with current stock market developments. Management believes these equity securities in an unrealized loss position will recover in the foreseeable future. QNB evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold those securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

The Bank is a member of the FHLB and is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB. At December 31, 2013, the Bank had $1,752,000 in stock of the FHLB which was in compliance with this requirement. These equity securities are restricted in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment write-downs have been recorded on these securities.

Risk Related to Deferred Tax Asset

As of December 31, 2013, QNB had a net deferred tax asset of $5,518,000. Our ability to realize these tax benefits ultimately depends on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. Estimating whether the deferred tax asset will be realized requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences.  The deferred tax asset may be reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset.  If it is determined in the future that a valuation allowance of the deferred tax asset is necessary, we may incur a charge to earnings and a reduction to regulatory capital for the amount included in any such allowance.

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

In addition, we rely heavily on our information systems to conduct business.  Maintaining and protecting those systems is difficult and expensive, as is dealing with any failure, interruption or breach in security of these systems, whether due to acts or omissions by us or by a third party and whether intentional or not. Any such failure, interruption or breach could result in failures or disruptions in our customer relationship management or our information systems. The policies, procedures and technical safeguards we have in place to prevent or limit the effect of any failure, interruption or security breach of our information systems may be insufficient to prevent or remedy the effects of any such event.   The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, cause us to incur additional expenses, result in losses, or subject us to regulatory sanctions or additional regulatory scrutiny, any of which could adversely affect our business, financial condition or operating results.

Changes in accounting standards

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the FASB changes the financial accounting and reporting standards that govern the preparation of our financial statements.

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

Government Regulation and Supervision

The banking industry is heavily regulated under both Federal and state law. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors, by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, expansion of branch offices and the offering of securities. QNB is also subject to capitalization guidelines established by Federal law and could be subject to enforcement actions to the extent that its subsidiary bank is found, by regulatory examiners, to be undercapitalized. It is difficult to predict what additional changes, if any, will be made to existing Federal and state legislation and regulations or the effect that such changes may have on QNB’s future business and earnings prospects.

In response to the financial crisis that commenced in 2008, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the FDIC has taken actions to increase insurance coverage on deposit accounts. The Dodd-Frank Act provides for the creation of a consumer protection division at the Board of Governors of the Federal Reserve System that will have broad authority to issue regulations governing the services and products we provide consumers. This additional regulation could increase our compliance costs and otherwise adversely impact our operations. That legislation also contains provisions that resulted in higher regulatory capital requirements and, over time, could result in higher loan loss provisions for the Bank, and may increase interest expense due to the ability, beginning in July 2011, to pay interest on all demand deposits.

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

FDIC Insurance Premiums

Since 2008, higher levels of bank failures have dramatically increased the claims against the deposit insurance fund. In addition, the Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. These factors have placed additional stress on the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased assessment rates of insured institutions, particularly those over $10 billion. The Company is generally unable to control the amount of premiums that the Bank is required to pay for FDIC insurance. If there are additional bank failures, or the cost of resolving prior failures exceeds expectations, the Bank may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact the Company’s earnings and financial condition.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

QNB common stock is quoted on the over-the-counter bulletin board (OTCBB). QNB had approximately 679 shareholders of record as of February 28, 2014.

The following table sets forth the high and low bid and ask stock prices for QNB common stock on a quarterly basis during 2013 and 2012. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

		High		Low	Cash dividend
	Bid	Ask	Bid	Ask	per share
2013
First Quarter	$25.00	$26.00	$23.00	$23.40	$0.27
Second Quarter	24.85	25.20	24.05	24.10	0.27
Third Quarter	25.20	25.50	24.10	24.13	0.27
Fourth Quarter	25.40	26.75	24.15	24.25	0.27
2012
First Quarter	$25.00	$25.85	$21.20	$21.65	$0.26
Second Quarter	25.00	25.99	23.30	24.00	0.26
Third Quarter	23.80	24.95	22.11	22.83	0.26
Fourth Quarter	24.50	24.95	22.90	23.06	0.26

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

The following table provides information on repurchases by QNB of its common stock in each month of the quarter ended December 31, 2013.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet to be purchased under the plan
October 1, 2013 through October 31, 2013	-	N/A	-	42,117
November 1, 2013 through November 30, 2013	-	N/A	-	42,117
December 1, 2013 through December 31, 2013	-	N/A	-	42,117
(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000 as of the filing of this Form 10-K
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Stock Performance Graph

Set forth below is a performance graph comparing the yearly cumulative total shareholder return on QNB’s common stock with:

•	the yearly cumulative total shareholder return on stocks included in the NASDAQ Market Index, a broad market index;
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

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
QNB Corp.	100.00	102.64	126.83	147.75	162.24	182.90
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank $500M-$1B	100.00	95.24	103.96	91.46	117.25	152.05
SNL Mid-Atlantic Bank	100.00	105.27	122.81	92.26	123.59	166.59
Source : SNL Financial LC, Charlottesville, VA
© 2014
www.snl.com

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except share and per share data)

Year ended December 31,	2013	2012	2011	2010	2009
Income and expense
Interest income	$30,584	$33,348	$36,217	$36,183	$35,368
Interest expense	5,033	6,448	8,091	10,270	13,667
Net interest income	25,551	26,900	28,126	25,913	21,701
Provision for loan losses	400	900	2,700	3,800	4,150
Non-interest income	5,813	5,409	4,226	4,339	3,885
Non-interest expense	20,226	19,625	18,296	17,401	16,586
Income before income taxes	10,738	11,784	11,356	9,051	4,850
Provision for income taxes	2,346	2,609	2,476	1,834	623
Net income	$8,392	$9,175	$8,880	$7,217	$4,227

Share and Per Share Data
Net income - basic	$2.58	$2.87	$2.82	$2.32	$1.37
Net income - diluted	2.57	2.86	2.81	2.32	1.36
Book value	23.12	24.05	22.32	19.52	18.24
Cash dividends	1.08	1.04	1.00	0.96	0.96
Average common shares outstanding - basic	3,248,397	3,197,204	3,149,752	3,105,565	3,094,624
Average common shares outstanding - diluted	3,260,075	3,209,857	3,163,748	3,114,722	3,103,433

Balance Sheet at Year-end
Investment securities available-for sale	$388,670	$401,502	$348,091	$290,564	$256,862
Investment securities held-to-maturity	146	146	1,327	2,667	3,347
Restricted investment in bank stocks	1,764	2,244	1,775	2,176	2,291
Loans held-for-sale	-	1,616	935	228	534
Loans receivable	501,716	477,733	489,936	482,182	449,421
Allowance for loan losses	(8,925)	(9,772)	(9,241)	(8,955)	(6,217)
Other earning assets	3,569	594	819	6,414	22,158
Total assets	932,883	919,874	868,804	809,260	762,426
Deposits	814,532	801,638	750,712	694,977	634,103
Borrowed funds	40,156	37,775	44,320	50,094	63,433
Shareholders' equity	75,625	77,623	70,841	61,090	56,426

Selected Financial Ratios
Net interest margin	3.09%	3.36%	3.72%	3.72%	3.42%
Net income as a percentage of:
Average total assets	0.91	1.03	1.06	0.93	0.59
Average shareholders' equity	10.95	13.07	13.99	12.53	7.73
Average shareholders' equity to average total assets	8.30	7.86	7.55	7.42	7.70
Dividend payout ratio	41.81	36.25	35.48	41.32	70.31

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Overview

QNB Corp. (“QNB” or the “Company”) earns its net income primarily through its subsidiary, QNB Bank (the “Bank”). Net interest income, or the spread between the interest, dividends and fees earned on loans and investment securities and the expense incurred on deposits and other interest-bearing liabilities, is the primary source of operating income for QNB. QNB seeks to achieve sustainable and consistent earnings growth while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk levels approved by the Board of Directors. Due to its limited geographic area, comprised principally of Bucks, Lehigh and Montgomery counties, growth is pursued through expansion of existing customer relationships and building new relationships by stressing a consistent high level of service at all points of contact.

Tabular information presented throughout management’s discussion and analysis, other than share and per share data, is presented in thousands of dollars.

Net income for the year ended December 31, 2013 was $8,392,000, or $2.57 per share on a diluted basis. This compares to 2012 net income of $9,175,000, or $2.86 per share on a diluted basis. Two important measures of profitability in the banking industry are an institution’s return on average assets and return on average shareholders’ equity. Return on average assets was 0.91% and 1.03% in 2013 and 2012, respectively, and return on average shareholders’ equity was 10.95% and 13.07%, respectively, during those same periods.

2013 versus 2012

The results for 2013 include the following significant components:

Net interest income decreased $1,349,000, or 5.0%, to $25,551,000 for 2013.

•

Average earning assets increased $27,570,000, or 3.2%, to $890,282,000 for 2013 with average loans increasing $2,050,000, or 0.4%, to $482,922,000, and average investment securities increasing $27,032,000, or 7.4%, to $394,423,000. Although loan demand increased somewhat at the end of 2013, political, tax and fiscal uncertainty continues to impact consumer and business loan demand.

•

Funding the growth in earning assets was an increase in average total deposits of $23,055,000, or 2.9%, to $808,839,000 for 2013. The growth in deposits was primarily in interest-bearing municipal accounts with the average balance increasing by $31,850,000 to $104,314,000. Also contributing to the growth in average total deposits was an increase in average savings accounts, in particular the Online eSavings product, with average savings balances increasing by $13,337,000, or 7.1%, to $202,053,000 and an increase in interest-bearing demand accounts of $11,032,000, or 11.2%, to $109,383,000. These increases were partially offset by a $27,911,000, or 9.9%, decline in average time deposit balances to $253,961,000 and an $11,525,000, or 14.9%, decrease in average money market deposits to $65,744,000.

•

The chart below details the highs and lows of certain Treasury rates during the year as well as a comparison of rates at year-end 2013 and 2012. Interest rates on Treasury securities reached historically low levels during the second quarter of 2012 and then began to rise with significant increases in mid-term and long-term treasury rates beginning in June 2013. The result is a much steeper yield curve.

	December 31,		Low	High
	2013	2012	during 2013	during 2013
3 month Treasury	0.06%	0.04%	0.00%	0.14%
2 year Treasury	0.38	0.25	0.20	0.52
5 year Treasury	1.73	0.72	0.65	1.85
10 year Treasury	3.01	1.76	1.66	3.04

•

The net interest margin for 2013 was 3.09%, a decrease of 27 basis points from the 3.36% reported in 2012. The net interest margin and net interest income was negatively impacted by declining yields on earning assets resulting from the prolonged low interest rate environment. In addition, with the growth in earning assets occurring primarily in the investment portfolio, the mix of earning assets changed impacting the yield on earning assets and the net interest margin, as investment securities generally earn a lower yield than loans. The average rate earned on earning assets declined 45 basis points from 4.11% for 2012 to 3.66% for 2013 with the yield on loans and investment securities declining by 47 basis points and 40 basis points, respectively. In comparison, the interest rate paid on total average interest-bearing liabilities declined by 21 basis points from 0.86% for 2012 to 0.65% for 2013 with the average rate paid on interest-bearing deposits declining 18 basis points from 0.82% to 0.64% over the same time period.

QNB recorded a provision for loan losses of $400,000 for 2013, a decrease of $500,000 from the $900,000 recorded in 2012.

•	The lower provision for loan losses reflects a reduction in classified and non-performing loans, an improvement in delinquency levels and a reduction in required specific impairment reserves.
•

Asset quality has improved over the past year. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest, and restructured loans, were $15,414,000, or 3.07% of total loans at December 31, 2013, compared to $21,150,000, or 4.43% of total loans at December 31, 2012.

•

Loans on nonaccrual status were $13,453,000 at December 31, 2013 compared with $18,572,000 at December 31, 2012. Of the total amount of non-accrual loans at December 31, 2013, $11,126,000, or 82.7%, are current or past due less than 30 days at year end.

•	Total delinquent loans, which includes loans past due 30 days or more, decreased to 1.07% of total loans at December 31, 2013 from 1.50% of total loans at December 31, 2012.
•	At December 31, 2013 commercial classified loans, those rated substandard or doubtful loans totaled $38,823,000, a reduction of $6,691,000 from the $45,514,000 reported as of December 31, 2012.
•	Net charge-offs for 2013 were $1,247,000, or 0.26% of average total loans, as compared with $369,000, or 0.08% of average total loans for 2012.
•	The allowance for loan losses of $8,925,000 represents 1.78% of total loans at December 31, 2013 compared to $9,772,000, or 2.05% of total loans at December 31, 2012.

Non-interest income increased $404,000 to $5,813,000 for 2013.

•	Net gain on investment securities of $824,000 in 2013 contributed an additional $247,000 compared with net gains of $577,000 in 2012.
•

Retail brokerage and advisory income was $523,000 for 2013 compared to $39,000 in 2012. During the fourth quarter of 2012, QNB changed vendors and now provides securities and advisory services under the name of QNB Financial Services through Investment Professionals, Inc., a registered Broker/Dealer and Registered Investment Advisor.

•	Fees for services to customers increased $118,000, or 8.0%, to $1,594,000 in 2013 with overdraft income net of waived fees comprising the largest portion.
•

Gains on the sale of residential mortgages decreased $460,000 to $425,000 for 2013. A significant increase in mid-term and long-term treasury rates beginning in mid-2013 was a key contributor to the lower gains recorded as mortgage refinance activity slowed significantly and the gain realized on each sale was reduced. During 2012, historically low mortgage rates contributed significantly to the level of refinancing activity as well as an increase in the amount of gain recorded per sale.

Non-interest expense increased $601,000, or 3.1%, to $20,226,000 for 2013.

•

Salary expense for 2013 increased $104,000, or 1.2%, to $8,436,000. There was no incentive compensation during 2013; however, 2012 included incentive compensation of $439,000. Excluding the cost of incentive compensation, salary expense increased $543,000, or 6.9%, when comparing 2013 to 2012. Contributing to the increase in salary expense was the addition of ten full-time equivalent employees. The increase in employees was primarily related to the opening of two new branch locations in the first quarter of 2013 as well as two commissioned employees related to QNB Financial Services.

•

Furniture and equipment expense increased $211,000, or 14.0%, to $1,714,000, when comparing 2013 to 2012. The majority of the increase in this category related to an increase in depreciation expense on new furniture and equipment related to the opening of two new branch locations as well as amortization expense on computer software. Also contributing to the higher costs in 2013 was equipment maintenance expense.

•

Marketing expense increased $142,000, or 17.1%, from the $829,000 recorded in 2012. Due to the opening of the two new branch locations and the introduction of QNB Financial Services, marketing expenses related to advertising, public relations, research and sales promotion were $80,000 higher for the year ended December 31, 2013 compared to 2012. An increase in charitable contributions of $62,000 also contributed to the increase.

These items, as well as others, will be explained more thoroughly in the next sections.

Net Interest Income

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the years ended December 31, 2013 and 2012.

Year ended December 31,	2013	2012
Total interest income	$30,584	$33,348
Total interest expense	5,033	6,448
Net interest income	25,551	26,900
Tax equivalent adjustment	1,963	2,116
Net interest income (tax-equivalent basis)	$27,514	$29,016

Net interest income is the primary source of operating income for QNB. Net interest income is interest income, dividends, and fees on earning assets, less interest expense incurred for funding sources. Earning assets primarily include loans, investment securities and interest bearing balances at the Federal Reserve Bank (Fed). Sources used to fund these assets include deposits and borrowed funds. Net interest income is affected by changes in interest rates, the volume and mix of earning assets and interest-bearing liabilities, and the amount of earning assets funded by non-interest bearing deposits.

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

Net interest income decreased $1,349,000, or 5.0%, to $25,551,000 for 2013. On a tax-equivalent basis, net interest income for 2013 decreased $1,502,000, or 5.2%, to $27,514,000. The net interest margin for 2013 was 3.09% compared to 3.36% for 2012.

Average Balances, Rates, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	2013			2012			2011
	Average	Average		Average	Average		Average	Average
	balance	rate	Interest	balance	rate	Interest	balance	rate	Interest
Assets
Investment securities:
U.S. Government agencies	$82,378	1.28%	$1,057	$80,470	1.42%	$1,144	$63,838	2.12%	$1,356
State and municipal	86,920	4.68	4,064	79,612	5.36	4,267	71,541	5.82	4,164
Mortgage-backed and CMOs	213,303	2.05	4,370	197,666	2.44	4,813	175,489	3.14	5,503
Pooled trust preferred	3,519	0.18	6	3,573	0.36	13	3,640	0.21	7
Corporate debt	4,221	1.86	79	2,457	4.07	100	878	6.26	55
Equities	4,082	3.28	134	3,613	4.25	153	3,278	3.67	120
Total investment securities	394,423	2.46	9,710	367,391	2.86	10,490	318,664	3.52	11,205
Loans:
Commercial real estate	251,037	4.86	12,198	253,029	5.30	13,398	261,584	5.82	15,216
Residential real estate	28,696	4.48	1,285	27,708	4.99	1,383	24,414	5.36	1,307
Home equity loans	52,418	4.06	2,131	51,158	4.40	2,253	55,086	4.72	2,598
Commercial and industrial	105,470	4.26	4,493	101,421	4.67	4,733	88,428	5.06	4,474
Indirect lease financing	9,261	9.90	916	11,282	9.88	1,115	13,067	9.32	1,218
Consumer loans	2,372	6.43	152	2,175	10.08	219	2,491	14.21	354
Tax-exempt loans	33,668	4.80	1,615	34,099	5.38	1,834	32,051	5.91	1,895
Total loans, net of unearned income*	482,922	4.72	22,790	480,872	5.19	24,935	477,121	5.67	27,062
Other earning assets	12,937	0.37	47	14,449	0.27	39	16,989	0.24	41
Total earning assets	890,282	3.66	32,547	862,712	4.11	35,464	812,774	4.71	38,308
Cash and due from banks	11,473			11,151			10,460
Allowance for loan losses	(9,308)			(9,582)			(9,080)
Other assets	30,741			29,195			26,749
Total assets	$923,188			$893,476			$840,903

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$109,383	0.24%	$260	$98,351	0.30%	$291	$87,886	0.47%	$412
Municipals	104,314	0.37	389	72,464	0.50	364	56,808	0.69	392
Money market	65,744	0.20	133	77,269	0.30	231	73,661	0.43	317
Savings	202,053	0.41	820	188,716	0.60	1,141	152,203	0.78	1,184
Time	162,837	1.16	1,882	180,293	1.33	2,391	192,231	1.55	2,977
Time of $100,000 or more	91,124	1.31	1,189	101,579	1.43	1,454	101,917	1.61	1,637
Total interest-bearing deposits	735,455	0.64	4,673	718,672	0.82	5,872	664,706	1.04	6,919
Short-term borrowings	29,743	0.37	111	24,847	0.44	109	25,806	0.75	194
Long-term debt	5,174	4.75	249	9,678	4.75	467	20,304	4.75	978
Total interest-bearing liabilities	770,372	0.65	5,033	753,197	0.86	6,448	710,816	1.14	8,091
Non-interest-bearing deposits	73,384			67,112			63,651
Other liabilities	2,769			2,971			2,972
Shareholders' equity	76,663			70,196			63,464
Total liabilities and shareholders' equity	$923,188			$893,476			$840,903
Net interest rate spread		3.01%			3.25%			3.57%
Margin/net interest income		3.09%	$27,514		3.36%	$29,016		3.72%	$30,217

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.

Non-accrual loans and investment securities are included in earning assets.

* Includes loans held-for-sale

Rate-Volume Analysis of Changes in Net Interest Income (1) (2) (3)

	2013 vs. 2012			2012 vs. 2011
	Due to change in:		Total	Due to change in:		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Investment securities:
U.S. Government agencies	$27	$(114)	$(87)	$354	$(566)	$(212)
State and municipal	392	(595)	(203)	470	(367)	103
Mortgage-backed and CMOs	381	(824)	(443)	694	(1,384)	(690)
Pooled trust preferred	(1)	(6)	(7)	-	6	6
Corporate debt	72	(93)	(21)	99	(54)	45
Equities	20	(39)	(19)	12	21	33
Loans:
Commercial real estate	(105)	(1,095)	(1,200)	(498)	(1,320)	(1,818)
Residential real estate	50	(148)	(98)	177	(101)	76
Home equity loans	56	(178)	(122)	(185)	(160)	(345)
Commercial and industrial	189	(429)	(240)	657	(398)	259
Indirect lease financing	(200)	1	(199)	(166)	63	(103)
Consumer loans	20	(87)	(67)	(45)	(90)	(135)
Tax-exempt loans	(23)	(196)	(219)	121	(182)	(61)
Other earning assets	(4)	12	8	(7)	5	(2)
Total interest income	874	(3,791)	(2,917)	1,683	(4,527)	(2,844)
Interest expense:
Interest-bearing demand	32	(63)	(31)	49	(170)	(121)
Municipals	160	(135)	25	108	(136)	(28)
Money market	(34)	(64)	(98)	15	(101)	(86)
Savings	81	(402)	(321)	284	(327)	(43)
Time	(231)	(278)	(509)	(185)	(401)	(586)
Time of $100,000 or more	(150)	(115)	(265)	(5)	(178)	(183)
Short-term borrowings	22	(20)	2	(7)	(78)	(85)
Long-term debt	(218)	-	(218)	(511)	-	(511)
Total interest expense	(338)	(1,077)	(1,415)	(252)	(1,391)	(1,643)
Net interest income	$1,212	$(2,714)	$(1,502)	$1,935	$(3,136)	$(1,201)

(1)	Loan fees have been included in the change in interest income totals presented. Non-accrual loans and investment securities have been included in average balances.

(2)	Changes due to both volume and rates have been allocated in proportion to the relationship of the dollar amount change in each.
(3)	Interest income on loans and securities is presented on a tax-equivalent basis.

Net interest income and net interest margin continue to be negatively impacted by declining yields on earning assets resulting from the prolonged low interest rate environment that banks have been operating in since 2008, the beginning of the financial crisis. During the beginning of this interest rate cycle, funding costs declined at a faster pace and to a greater degree than rates on earning assets resulting in an increasing net interest margin. However, since the second quarter of 2011 this trend has reversed as funding costs have approached bottom while yields on earning assets continue to reprice lower resulting in a decline in the net interest margin. While improving, the lack of demand for loans by both businesses and consumers and the extremely competitive local interest rate market for quality loans has also negatively impacted net interest income and net interest margin. Partially offsetting the impact of declining yields on earning assets on net interest income was growth in earning assets, primarily investment securities. Average earning assets increased by $27,570,000, or 3.2%, to $890,282,000 for 2013, with average investment securities increasing $27,032,000, or 7.4%, to $394,423,000, and average loans increasing $2,050,000, or 0.4%, to $482,922,000. However; with the growth in earning assets occurring primarily in the investment portfolio, the mix of earning assets changed which also contributed to a decline in the yield on earning assets and net interest margin, as investment securities generally earn a lower yield than loans. This growth in earning assets was primarily funded by a $23,055,000, or 2.9%, increase in average total deposits to $808,839,000. The increase in average deposits was centered in municipal deposits, savings and interest-bearing demand deposits.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis decreased $2,917,000, or 8.2%, to $32,547,000 for 2013, while total interest expense decreased $1,415,000, or 21.9%, to $5,033,000. Volume growth in earning assets contributed an additional $874,000 of interest income but was offset by a decline in interest income of $3,791,000 resulting from lower interest rates. With regard to interest expense, lower funding costs resulted in a decline in interest expense of $1,077,000. The maturity and payoff of long-term debt in April 2012 contributed to a decline in interest expense of $218,000 when comparing the two years.

The yield on earning assets on a tax-equivalent basis decreased 45 basis points from 4.11% for 2012 to 3.66% for 2013. The long period of historically low interest rates has resulted in a significant amount of higher yielding bonds with call features being called and prepayments on mortgage-related securities increasing, with these proceeds being reinvested in lower yielding investment securities. In addition, new loans are being originated at significantly lower rates, variable rate loans are repricing lower and some fixed rate loans are being modified lower due to competitive pressure.

In comparison, the rate paid on interest-bearing liabilities decreased only 21 basis points from 0.86% for 2012 to 0.65% for 2013 with the rate paid on interest-bearing deposits decreasing 18 basis points from 0.82% for 2012 to 0.64% for 2013.

Interest income on investment securities decreased $780,000 when comparing the two years as the $27,032,000, or 7.4%, increase in average balances could not offset the 40 basis point decline in the average yield of the portfolio. The average yield on the investment portfolio was 2.46% for 2013 compared with 2.86% for 2012. The decline in the yield on the investment portfolio is primarily the result of the reinvestment of the cash flow resulting from the low rate environment into lower yield securities than those they replaced. The yield on the investment portfolio seems to have stabilized as the increase in Treasury rates since the end of the second quarter has slowed down the amount of calls and prepayments in the portfolio and has also provided an opportunity to invest in bonds with slightly better yields than previously available. The growth in the investment portfolio was primarily in high-quality U.S. Government agency and agency issued mortgage-backed and CMO securities as well as in tax-exempt state and municipal bonds.

Income on Government agency securities decreased $87,000, as the yield on the portfolio declined by 14 basis points from 1.42% for 2012 to 1.28% for 2013. The 2.4% increase in average balances could not offset the impact of the decline in yield. Most of the bonds in the agency portfolio have call features ranging from three months to three years, many of which were exercised as a result of the low interest rate environment. The yield on the agency portfolio is anticipated to increase in 2014 as a result of selling some lower yielding bonds at the end of 2013 as well as the investment of cash into bonds with yields higher than the portfolio yield.

Interest income on tax-exempt municipal securities decreased $203,000 as the $7,308,000, or 9.2%, growth in average balances was offset by a 68 basis point decline in yield. The yield on the municipal portfolio was 4.68% for 2013 compared to 5.36% for 2012. The increase in balances contributed an additional $392,000 in interest income while the decline in yield reduced interest income by $595,000. QNB had purchased many municipal securities when rates were significantly higher. Many of these bonds have either reached maturity or their call dates and are being replaced with municipal bonds with lower yields. Typically QNB purchased municipal bonds with 10-15 year maturities; however, given the current rate environment has shortened the maturity range to between 5-7 years with call dates between 2-4 years. The yield on this portfolio is expected to continue to decline as there are $9,003,000 in municipal bonds with a tax-equivalent yield of 5.71% that are expected to be called or mature in 2014. The current yield on replacement bonds is well below this threshold.

All of the mortgage-backed and CMO securities owned by QNB are issued by U.S. Government agencies and sponsored enterprises (GSEs) and carry the implicit backing of the U.S. Government, but they are not direct obligations of the U.S. Government. Interest income on mortgage-backed securities and CMOs decreased $443,000 with an increase in average balances offsetting in part the significant impact of lower rates. Average balances increased $15,637,000, or 7.9%, to $213,303,000 when comparing the two years and contributed $381,000 in additional income. The yield on the mortgage-backed and CMO portfolio decreased 39 basis points from 2.44% for 2012 to 2.05% for 2013, resulting in a $824,000 reduction in interest income. This portfolio was expanded because it provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested when interest rates eventually increase. With the historically low interest rate environment mortgage refinancing activity over the past three years was significant resulting in an increase in prepayments on these securities. Since most of these securities were purchased at a premium, prepayments result in a shorter amortization period of this premium and therefore a reduction in income. With the increase in interest rates, mortgage prepayments have slowed and yields have increased slightly.

Income on loans decreased $2,145,000 to $22,790,000 when comparing 2013 and 2012 with the decline in the portfolio yield being the primary reason. The yield on the loan portfolio decreased 47 basis points to 4.72% when comparing the two years, resulting in a reduction in interest income of $2,132,000. When comparing the two years average loans increased $2,050,000, or 0.4%, to $482,922,000 for 2013. As a result of the decline in market rates and an increase in competition for quality loans, QNB lowered the rates offered on new loans and reduced rates on some existing loans. In addition, QNB has been aggressively promoting home equity and consumer loans with very competitive interest rates.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner or investment properties. The category also includes construction and land development loans. Income on commercial real estate loans decreased $1,200,000 and was impacted by both the decline in yield and a decrease in average balances. The yield on commercial real estate loans was 4.86% for 2013, a decrease of 44 basis points from the 5.30% reported for 2012 and resulted in a $1,095,000 reduction in interest income. Average balances decreased $1,992,000, or 0.8%, to $251,037,000, for 2013 compared with 2012 resulting in an additional $105,000 reduction in interest income.

Income on commercial and industrial loans, the second largest category, decreased $240,000 with the positive impact from growth in balances being offset by the decline in the yield. Average commercial and industrial loans increased $4,049,000, or 4.0%, to $105,470,000 for 2013, providing an additional $189,000 in interest income. However, the average yield on these loans decreased 41 basis points to 4.26% resulting in a decrease in interest income of $429,000. Many of the loans in this category are indexed to the prime interest rate and have floors. The improvement in the yield on this category of loans will be highly dependent upon actions by the Fed.

Tax-exempt loan income was $1,615,000 for 2013, a decrease of $219,000 from 2012. With the decline in market interest rates QNB has renegotiated and rebid on many loans to municipalities over the past two years. As a result, the average yield on the tax-exempt loan portfolio has declined from 5.38% for 2012 to 4.80% for 2103, contributing $196,000 to the decline in interest income when comparing the two years. When comparing the same periods average balances decreased 1.3% to $33,668,000.

Indirect lease financing receivables represent loans to small businesses that are collateralized by equipment. These loans tend to have higher risk characteristics but generally provide higher rates of return. These loans are originated by a third party and purchased by QNB based on criteria specified by QNB. The criteria include minimum credit scores of the borrower, term of the lease, type and age of equipment financed and geographic area. The geographic area primarily represents states contiguous to Pennsylvania. QNB is not the lessor and does not service these loans. As a result of these higher returns the market for these types of loans has become extremely competitive both in terms of rate and quality available and as a result QNB has been purchasing fewer. Lease financing income was $916,000 for 2013, a decrease of $199,000 when compared to the $1,115,000 reported for 2012. Average balances declined by $2,021,000, or 17.9%, resulting in a reduction in income of $200,000 when comparing the two years. The yield on the portfolio was 9.90% for 2013 and 9.88% for 2012. Early payoffs on leases often results in the recognition of additional income.

Income on home equity loans declined by $122,000 when comparing 2013 and 2012. Beginning in the middle of 2013, QNB offered very attractive rates on both variable rate and fixed rate home equity loans in an attempt to increase demand. While the real benefit of these promotions on average balances will not be realized until 2014 average home equity loans increased $1,260,000, or 2.5%, to $52,418,000 when comparing 2013 and 2012. Home equity loan balances as of December 31, 2013 was $59,977,000. The yield on the home equity portfolio decreased 34 basis points to 4.06% when comparing the two years. The demand for home equity loans declined during prior periods as home values fell preventing some homeowners from having equity in their homes to borrow against while others took advantage of the low interest rates on mortgages and refinanced their home equity loans into a new mortgage. With the recent rise in mortgage interest rates and an improvement in home values it is expected that the demand for home equity loans will continue to improve.

Given the low yields on alternative investment securities management decided to retain some 15 year mortgages and hybrid adjustable rate mortgages to borrowers with high credit scores and low loan to value ratios. As a result, average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $988,000, or 3.6%, to $28,696,000 for 2013. The average yield on the residential real estate portfolio decreased by 51 basis points to 4.48% for 2013. The net result was a reduction of $98,000 in interest income.

Income on consumer loans declined from $219,000 for 2012 to $152,000 for 2013 and the yield declined from 10.08% for 2012 to 6.43% for 2013. QNB discontinued charging a continuous overdraft fee at the end of the second quarter of 2012 that was included in this category. This resulted in a $64,000 reduction in income when compared to 2012.

QNB desires to become the “local consumer lender of choice” and to affect this QNB has refocused its retail lending efforts by strengthening the management of the area, adding new product offerings and by increasing marketing and promotion. The positive impact of this renewed focus has been year-over-year growth in balances in all three categories of retail lending: residential mortgage, home equity and consumer loans. The interest income impact should be seen in 2014.

For the most part, earning assets are funded by deposits, which increased on average by $23,055,000, or 2.9%, to $808,839,000, when comparing 2013 and 2012. This follows an increase of $57,427,000, or 7.9%, between 2011 and 2012 and $62,444,000, or 9.4%, between 2010 and 2011. Total interest expense for 2013 was $5,033,000 compared to $6,448,000 for 2012, a decline of $1,415,000. Interest expense on total deposits decreased $1,199,000 while interest expense on borrowed funds decreased $216,000 when comparing the two years. The rate paid on interest-bearing liabilities decreased 21 basis points from 0.86% for 2012 to 0.65% for 2013. During this same period, the rate paid on interest-bearing deposits decreased 18 basis points from 0.82% to 0.64%. These yields will most likely not decline much further as deposit rates are close to reaching an inherent floor and may actually begin to increase as short-term interest rates begin to increase and the competition for deposits increases.

Similar to the past two years, the growth in deposits during 2013 was centered in accounts with greater liquidity, such as non-interest and interest-bearing demand, interest-bearing municipal accounts, and savings deposits. Average non-interest-bearing demand accounts increased $6,272,000, or 9.3%, to $73,384,000 for 2013. QNB has been very successful in increasing business checking accounts as average balances in these accounts have increased by $7,040,000, or 14.2%, when comparing the two years. Average interest-bearing demand accounts increased $11,032,000, or 11.2%, to $109,383,000 for 2013 compared to 2012; however, interest expense on interest-bearing demand accounts decreased $31,000 to $260,000 for 2013 as the average rate paid decreased from 0.30% for 2012 to 0.24% for 2013. Included in this category is QNB-Rewards checking, a higher-rate checking account product. The decrease in interest expense and the average rate paid on interest-bearing demand accounts is primarily the result of a reduction in the rate paid on QNB-Rewards checking. At the beginning of 2012 the rate paid on balances up to $25,000 was 1.50% and 0.50% for balances over $25,000. Beginning February 1, 2012 the rate paid on this account was reduced to 1.25% on balances up to $25,000. In the middle of August 2012 the rate was reduced to 1.00% on balances up to $25,000 and 0.25% for balances over $25,000, where it has remained. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For 2013, the average balance in this product was $31,195,000 and the related interest expense was $215,000 for an average yield of 0.69%. In comparison, the average balance of the QNB-Rewards accounts for 2012 was $29,280,000 with a related interest expense of $251,000 and an average rate paid of 0.86%. Even with the reduction in the rates paid on the QNB-Rewards product, the yield of 1.00% for the first $25,000 and 0.25% on balances over $25,000, assuming qualifications are met, is still an attractive rate relative to competitors’ offerings as well as other QNB products. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $69,071,000 for 2012 to $78,188,000 for 2013. The average rate paid on these balances was 0.06% for both years.

Interest expense on municipal interest-bearing demand accounts increased $25,000 to $389,000 for 2013. The average balance of municipal interest-bearing demand accounts increased $31,850,000, or 44.0%, to $104,314,000, while the average interest rate paid on these accounts decreased from 0.50% for 2012 to 0.37% for 2013. Most of these accounts are indexed to the Federal funds rate with most having negotiated rate floors between 0.25% and 0.50%. QNB was successful in increasing its relationships with several of these customers as well as adding several new municipalities and school districts over the past year, accounting for the increase in balances. Many of these deposits are seasonal in nature and are received during the third quarter as tax receipts are collected and are withdrawn over the course of the next year.

Average money market accounts decreased $11,525,000, or 14.9%, to $65,744,000 for 2013 compared with 2012. Much of the decline in money market balances is a result of a shift in these balances to either municipal interest-bearing demand accounts or eSavings accounts. Interest expense on money market accounts decreased $98,000 to $133,000 for 2013 compared to 2012. The average interest rate paid on money market accounts was 0.30% for 2012 and 0.20% for 2013, a decline of ten basis points. The majority of balances in this category are in the Select money market account, a product that pays a tiered rate based on account balances. With the continuation of exceptionally low short-term interest rates, the rates paid on the Select money market account have declined as well which contributed to the decline in interest expense and the rate paid.

During the second quarter of 2009, QNB introduced an online eSavings account to compete with other online savings accounts. This product was introduced at a yield of 1.85% and has been extremely successful having grown to balances of $156,840,000 at December 31, 2013. As market rates declined, the eSavings yield was also reduced and began 2012 at 1.00% before being reduced several times to finish the year at 0.60%. The rate was further reduced to 0.45% during 2013. The average cost of funds on these accounts was 0.50% for 2013 compared with 0.76% for 2012. The average balance of this product was $152,348,000 for 2013 compared with $140,462,000 for 2012 and was responsible for most of the increase of $13,337,000, or 7.1%, in total average savings accounts when comparing the two years. Traditional statement savings accounts and club accounts are also included in the savings category and increased on average by $1,451,000 to $49,705,000. The average rate paid on total savings accounts decreased 19 basis points from 0.60% for 2012 to 0.41% for 2013 and interest expense decreased $321,000, or 28.1%, from $1,141,000 to $820,000 over the same period. The growth in balances appears to reflect the desire for liquidity and a better rate than short-term time deposits.

The repricing of time deposits at lower rates combined with the decline in average time deposit balances continues to have the greatest impact on total interest expense. Total interest expense on time deposits decreased $774,000, or 20.1%, to $3,071,000 for 2013. Average total time deposits decreased by $27,911,000, or 9.9%, to $253,961,000 for 2013. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. During 2013 and 2012, a significant amount of time deposits have repriced lower. The average rate paid on time deposits decreased from 1.36% to 1.21% when comparing 2012 to 2013.

Approximately $101,446,000, or 42.3%, of time deposits at December 31, 2013 will reprice or mature over the next 12 months. The average rate paid on these time deposits is approximately 0.69%. QNB has been trying to lengthen the maturity of the time deposit portfolio by offering a 42 month time deposit that permits one bump in rate over the term at an annual percentage yield of 1.01% and a 59 month time deposit at an annual percentage rate of 1.60%. Both have seen moderate success. The yield on the time deposit portfolio may decline slightly in the next quarter as short-term time deposits reprice. However, given the short-term nature of these deposits interest expense could increase if short-term time deposit rates were to increase suddenly or if customers select higher paying longer term time deposits.

Short-term borrowings are primarily comprised of sweep accounts structured as repurchase agreements with our commercial customers. Interest expense on short-term borrowings increased by $2,000 to $111,000 when comparing the two years. During this period average balances increased $4,896,000 to $29,743,000 while the average rate paid declined from 0.44% to 0.37%.

Contributing to the decrease in total interest expense was a reduction in interest expense on long-term debt of $218,000. In April 2012, $15,000,000 of debt at a rate of 4.75% matured and was repaid resulting in the reduction in expense. The average balance of long-term debt for 2013 was $5,174,000 compared with $9,678,000 in 2012. Since the average rate on the debt that was repaid in 2012 was the same as the remaining debt, the average rate paid for 2013 was unchanged from the 4.75% rate paid in 2012. The remaining debt matures on April 17, 2014 and will result in additional interest expense savings.

Provision for Loan Losses

The provision for loan losses represents management’s determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management’s best estimate of the known and inherent losses in the existing loan portfolio. QNB recorded a provision for loan losses of $400,000 in 2013 compared to $900,000 in 2012. The lower provision for loan losses reflects the reduction in classified loans, an improvement in delinquency levels and a reduction in specific impairment reserves. Net loan charge-offs were $1,247,000, or 0.26% of total average loans for 2013 compared with $369,000, or 0.08% of total average loans in 2012. The majority of charge-offs recorded during 2013 had specific reserves established during the allowance for loan loss calculation process prior to the ultimate decision to charge-off the loan. Deterioration in credit quality or significant growth in the loan portfolio could result in a higher provision for loan losses in 2014.

Non-interest income comparison
			Change from prior year
Year Ended December 31,	2013	2012	Amount	Percent
Fees for services to customers	$1,594	$1,476	$118	8.0%
ATM and debit card	1,499	1,467	32	2.2
Retail brokerage and advisory	523	39	484	1,241.0
Bank-owned life insurance	320	333	(13)	-3.9
Merchant	367	373	(6)	-1.6
Net gain on invesment securities	824	577	247	42.8
Net gain on sale of loans	425	885	(460)	-52.0
Other	261	259	2	0.8
Total	$5,813	$5,409	$404	7.5%

Non-Interest Income

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and check card income, retail brokerage and advisory income, income on bank-owned life insurance, merchant income and gains and losses on investment securities and residential mortgage loans. Total non-interest income was $5,813,000 in 2013 compared with $5,409,000 in 2012, an increase of $404,000, or 7.5%.

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees were $1,594,000 for 2013, an increase of $118,000, or 8.0%, from 2012. Overdraft income, which represented approximately 69% and 66% of total fees for services to customers in 2013 and 2012, respectively, increased by $118,000, or 12.0%, when comparing 2013 to 2012. The increase in overdraft income primarily reflects growth in the number of checking accounts as well as the positive impact of the introduction of an overdraft protection program on net overdraft income as the program reduced the amount of overdraft fees forgiven.

ATM and debit card income is primarily comprised of transaction income on debit cards and ATM cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $1,499,000 in 2013, an increase of $32,000, or 2.2%, from the amount recorded in 2012. Debit card income increased $159,000, or 15.7%, to $1,172,000 in 2013, while ATM interchange income decreased $123,000, or 32.3%, to $256,000. The Dodd-Frank Act and the Durbin amendment impacted both the total amount of interchange income received on debit and ATM transactions as well as the distribution between the two as merchants began routing their transactions through the low cost provider. Helping to contribute to the growth in debit card transactions is the growth in the QNB Rewards checking product, a high-yield checking account which requires, among other terms, the posting of a minimum of twelve debit card purchase transactions per statement cycle to receive the high interest rate. Data breaches like what was experienced by Target and others during the 2013 holiday season could have a negative impact on the volume of debit and credit card transactions and therefore income generated, as shoppers may lose confidence in the security of these cards and may alter their behavior and use cash more frequently.

Retail brokerage and advisory income was $523,000 for 2013 compared to $39,000 in 2012. During the fourth quarter of 2012, QNB changed vendors and now provides securities and advisory services under the name of QNB Financial Services through Investment Professionals, Inc., a registered Broker/Dealer and Registered Investment Advisor. Prior to the change QNB shared in the revenue generated by the advisor but had minimal expenses because the advisor was an employee of the vendor. With the change, QNB receives a higher percentage of the revenue generated but also is responsible for expenses because the advisors are now QNB employees. As a result there has been a significant increase in both revenue and expense; however the net is an additional $74,000 in net income.

Income on bank-owned life insurance (BOLI) represents the earnings and death benefits on life insurance policies in which the Bank is the beneficiary. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which minimize how low the earnings rate can go. Some of these policies are currently at their floor. Income on these policies was $320,000 and $333,000 in 2013 and 2012, respectively with the decline in income resulting from a decrease in the earning credit rate from one carrier and increases in mortality costs.

Merchant income represents fees charged to merchants for the Bank’s handling of credit card or charge sales. Merchant income was $367,000 for 2013, a decrease of $6,000, or 1.6%, from the amount reported in 2012. The decrease in merchant income is primarily a result of extremely competitive pricing in the market as sales volume increased approximately 5.7% year over year.

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

Net investment securities gains were $824,000 for 2013 compared to $577,000 for 2012. Included in these figures were gains from equity securities of $629,000 and $451,000, in 2013 and 2012, respectively. The 2013 net gains were comprised of $672,000 realized on the sales of equity securities reduced by an other-than-temporary impairment (OTTI) charge of $43,000 while the 2012 net gains consisted of $556,000 of gains on the sale of equity securities reduced by OTTI charges of $105,000. With the outstanding performance in the U.S. equity markets during 2012 and 2013, QNB elected to sell some equity holdings and recognize gains. Gains on the sale of fixed income securities were $195,000 and $126,000 for 2013 and 2012, respectively. Both the 2013 and 2012 fixed income gains were primarily from the sale of fast paying or odd-lot mortgage-backed and CMO securities, while the 2013 gains also included the sale of low yielding agency bonds that were likely to be called in the next two years.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. The net gain on the sale of residential mortgage loans was $425,000 and $885,000 for 2013 and 2012, respectively. A significant increase in mid-term and long-term treasury rates beginning in June 2013 was a key contributor to the lower gains recorded as mortgage refinance activity slowed significantly and the gains realized on each sale was reduced. In addition, 2012 benefited from historically low mortgage rates which contributed to a significantly higher level of refinancing activity as well as the amount of gains recorded on the sale of these mortgages. Proceeds from the sale of residential mortgages were $17,022,000 and $21,039,000 for 2013 and 2012, respectively. The low interest rate environment in 2012 also resulted in a larger gain recorded on average, per sale. Included in the gains on the sale of residential mortgages in 2013 and 2012 are $126,000 and $153,000, respectively, related to the recognition of mortgage servicing assets.

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to, and over, the period of net servicing income or loss. On a quarterly basis, servicing assets are assessed for impairment based on their fair value. Mortgage servicing income is included in other non-interest income.

Other non-interest income was $261,000 for 2013, an increase of $2,000 from the amount recorded in 2012. Mortgage servicing income increased $148,000 as the increase in interest rates and the slowdown in mortgage refinance activity resulted in a $50,000 reduction in the amortization of the mortgage servicing asset and also resulted in an increase in the fair value of the asset which allowed for the partial reversal of the valuation allowance previously recorded. During 2012, $53,000 in impairment charges were recorded; while in 2013, $37,000 of this valuation allowance was reversed and recorded as income. QNB receives income from its membership in Laurel Abstract Company LLC, This income from the title company increased $41,000 when comparing the two years. QNB also offers credit cards through a third party and receives income from this relationship. This income was $16,000 higher in 2013 than in 2012. Partially offsetting these increases in income was an increase of $165,000 related to losses on the sale of other real estate owned and repossessed assets when compare to 2012.

Non-interest expense comparison
			Change from prior year
Year ended December 31,	2013	2012	Amount	Percent
Salaries and employee benefits	$10,553	$10,403	$150	1.4%
Net occumpancy	1,638	1,630	8	0.5
Furniture and equipment	1,714	1,503	211	14.0
Marketing	971	829	142	17.1
Third party services	1,488	1,508	(20)	-1.3
Telephone, postage and supplies	670	614	56	9.1
State taxes	690	647	43	6.6
FDIC insurance premiums	705	695	10	1.4
Other	1,797	1,796	1	0.1
Total	$20,226	$19,625	$601	3.1%

Non-Interest Expense

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services, FDIC insurance premiums, regulatory assessments and taxes and various other operating expenses. Total non-interest expense was $20,226,000 in 2013, an increase of $601,000, or 3.1%, from the $19,625,000 recorded in 2012. QNB’s overhead efficiency ratio, which represents the percentage of each dollar of revenue that is used for non-interest expense, is calculated by taking non-interest expense divided by net operating revenue on a tax-equivalent basis. The Bank’s efficiency ratios for 2013 and 2012 were 65.7% and 61.3%, respectively, and compare favorably with Pennsylvania commercial banks with assets between $500 million and $1 billion which had average efficiency ratios of 70.2% for both 2013 and 2012.

Salaries and benefits expense is the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense for 2013 was $10,553,000, an increase of $150,000, or 1.4%, over the $10,403,000 reported in 2012. Salary expense for 2013 was $8,436,000, an increase of $104,000, or 1.2%, over the $8,332,000 reported in 2012. Included in salary expense in 2012 was incentive compensation of $439,000. There was no incentive compensation during 2013. Excluding the cost of incentive compensation, salary expense increased $543,000, or 6.9%, when comparing 2013 to 2012. Contributing to the increase in salary expense was the addition of ten full-time equivalent employees. The increase in employees was primarily related to the opening of two new branch locations in the first quarter of 2013 as well as two commissioned employees related to QNB Financial Services. With the retirement of Mr. Bisko and the promotion of Mr. Freeman to Chief Executive Officer in 2013, the Chief Operating Officer position was left vacant resulting in a reduction in salary and benefits expense. Benefit expense for 2013 was $2,117,000, an increase of $46,000, or 2.2%, from the amount recorded in 2012. An increase in retirement plan matching and safe harbor contributions accounted for $43,000 of the increase in benefits expense.

Furniture and equipment expense increased $211,000, or 14.0%, to $1,714,000 when comparing 2013 to 2012. Approximately $103,000 of the increase pertains to higher depreciation and amortization costs primarily related to the two new locations opened in 2013 as well as the upgrade of most of the Bank’s ATM machines. Higher equipment maintenance costs of $103,000 also contributed to the increase in furniture and equipment expense when comparing 2013 and 2012. The majority of these additional costs relate to programs utilized for compliance and overdraft protection.

Marketing expense was $971,000 for 2013, an increase of $142,000, or 17.1%, from the $829,000 recorded in 2012. Marketing expenses related to advertising, public relations, research and sales promotion were $80,000 higher for the year ended December 31, 2013 compared to 2012. The opening of the two new branch locations and the introduction of QNB Financial Services were the primary contributors to the increase in these categories. An increase in charitable contributions of $62,000 also contributed to the increase in the marketing expense category. QNB contributes to many not-for-profit organizations and clubs and sponsors many local events in the communities it serves.

Telephone, postage and supplies expense was $56,000, or 9.1%, higher for 2013 than 2012 with communication costs which includes telephone and internet costs increasing $37,000 and supplies expense increasing $15,000. Much of these increases are attributable to the Colmar and Warminster locations opened in early 2013. Also impacting telephone expense was an increase in bandwidth to provide faster communications to our branch locations.

State tax expense represents the payment of the Pennsylvania Shares Tax, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $690,000 and $647,000 for the years 2013 and 2012, respectively. The Pennsylvania Shares Tax, which is based primarily on the equity of the Bank, was $689,000 in 2013, an increase of $56,000 reflecting higher equity levels.

Income Taxes

Applicable income taxes and effective tax rates were $2,346,000, or 21.8%, for 2012 compared to $2,609,000, or 22.1%, for 2012. The lower effective tax rate for 2013 is predominately a result of tax-exempt income from loans and securities comprising a larger proportion of pre-tax income. For a more comprehensive analysis of income tax expense and deferred taxes, refer to Note 11 in the Notes to Consolidated Financial Statements.

Financial Condition

Financial service organizations are challenged to demonstrate they can generate sustainable and consistent earnings growth in a dynamic operating environment. This challenge was evident over the past few years as financial institutions, including QNB, had to operate in an unprecedented economic environment which included a global recession, the freeze up in credit markets, the bursting of the housing bubble, significant volatility in the equity markets, asset quality issues and historically low interest rates. While the economy continues to show signs of improvement and loan activity has begun to show life, the low level of interest rates and the extreme rate competition for quality loans is anticipated to continue through 2014. It is also anticipated that the rate competition for attracting and retaining deposits will increase in 2014 and 2015 as short-term interest rates are expected to begin to increase which could result in a lower net interest margin and a further decline in net interest income. QNB operates in an attractive but highly competitive market for financial services. Competition comes in many forms including other local community banks, regional banks, national financial institutions and credit unions, all with a physical presence in the markets we serve. In addition, other strong forms of competition have emerged, such as internet banks. The internet has enabled customers to “rate shop” financial institutions throughout the nation, both for deposits and retail loans. QNB has been able to compete effectively by emphasizing a consistently high level of customer service, including local decision-making on loans and by providing a broad range of high quality financial products designed to address the specific needs of our customers. The establishment of long-term customer relationships and customer loyalty remain our primary focus.

Total assets at December 31, 2013 were $932,883,000, an increase of $13,009,000, or 1.4%, when compared with total assets of $919,874,000 at December 31, 2012. The growth in total assets since December 31, 2012 was centered in loans receivable which increased $23,983,000, or 5.0%, to $501,716,000 at December 31, 2013. This reverses the trend that has occurred since 2010 where the significant growth in assets was centered in the investment portfolio. Total loans decreased $12,203,000, or 2.5%, in 2012 and only increased $7,754,000, or 1.6%, in 2011. When comparing balances at December 31, 2013 and 2012, investment security balances declined $12,832,000 or 3.2%. This followed 2012 and 2011 where investment balances increased $52,230,000, or 14.9%, and $56,187,000, or 19.2%, respectively. . Most of the decline in investment balances when comparing December 31, 2012 and 2013 is a result of changes in fair value caused by rising interest rates.

Total cash and cash equivalents increased $833,000 from $15,453,000 at December 31, 2012 to $16,286,000 at December 31, 2013. Premises and equipment, net of depreciation increased $902,000 to $10,407,000 at December 31, 2013 with most of the increase related to the opening of the Colmar branch in February 2013 and the purchase of land to be used for employee parking at the Towne Bank Center. The category of other assets increased $1,263,000 from $9,102,000 at December 31, 2012 to $10,365,000 at December 31, 2013. Most of the increase in other assets relates to the change in the deferred tax asset resulting from the change in fair value of the available-for-sale investment portfolio between December 31, 2012 and 2013. The net deferred tax asset was$5,518,000 at December 31, 2013, an increase of $3,841,000 compared to $1,677,000 at December 31, 2012. The detail of the net deferred tax asset can be found in Footnote 11 in the Notes to the Consolidated Financial Statements. Partially offsetting the increase in the deferred tax asset was a $3,081,000 receivable related to a participation loan in which the borrower paid the lead bank on December 31, 2012 but QNB did not receive the proceeds until January 2, 2013. In addition, in July 2013 the FDIC repaid the excess prepaid FDIC assessment which had a balance of $862,000 at December 31, 2012.

Funding the growth in total assets was an increase in total deposits of $12,894,000, or 1.6%, to $814,532,000 at December 31, 2013. For the third consecutive year the growth in total deposits reflects increases in core deposits. Interest-bearing demand accounts, including municipal deposits, increased $45,575,000 to $236,910,000 at December 31, 2013. Included in this increase was an increase in municipal deposits of $43,747,000. Savings accounts increased $15,892,000 to $207,229,000 at December 31, 2013. Partially offsetting the growth in municipal and savings deposits was a decline in money market accounts, primarily business accounts which decreased $21,186,000 to $54,861,000 at December 31, 2013 and time deposits which decreased $29,689,000 to $239,545,000 at December 31, 2013.

Short-term borrowings increased $2,668,000 to $35,156,000 at December 31, 2013 with commercial sweep accounts increasing $7,168,000 and overnight borrowings from the FHLB decreasing $4,500,000. Total shareholders’ equity decreased $1,998,000, or 2.6%, to $75,625,000 at December 31, 2013 with retained earnings, net income less dividends paid, contributing $4,883,000 and the dividend reinvestment and stock purchase plan, employee stock purchase plan and stock option plan contributing $914,000. Offsetting these increases to total shareholders’ equity was a $7,868,000 accumulated other comprehensive loss resulting from the decline in fair value of the available-for-sale investment portfolio caused by increasing interest rates. QNB is considered “well capitalized” based on FDIC requirements.

QNB’s financial condition will be explored in more detail in the sections that follow.

Investment Portfolio History
December 31,	2013	2012	2011
Investment Securities Available-for-Sale
U.S. Government agency	$71,639	$104,130	$68,493
State and municipal	87,199	86,789	78,786
U.S. Government agencies and sponsored enterprises (GSEs)
Mortgage-backed	139,723	107,973	113,243
Collateralized mortgage obligations (CMOs)	75,394	94,091	79,345
Pooled trust preferred	2,069	1,962	1,929
Corporate debt	6,021	2,502	2,495
Equity	6,625	4,055	3,800
Total investment securities available-for-sale	$388,670	$401,502	$348,091
Investment Securities Held-to-Maturity
State and municipal	$146	$146	$1,327
Total investment securities held-to-maturity	$146	$146	$1,327
Total investment securities	$388,816	$401,648	$349,418

Investment Securities and Other Short-Term Investments

QNB had interest bearing balances at the Federal Reserve Bank of $3,544,000 at December 31, 2013 compared with $487,000 at December 31, 2012. These balances are included in the category of interest bearing deposits in banks. At December 31, 2013 and 2012, QNB had no Federal funds sold. With the decline in the Federal funds rate to between 0.0% and 0.25% the decision was made to maintain excess funds for liquidity purposes at the Federal Reserve which was paying 0.25% and carries a 0% risk weighting for risk-based capital calculation purposes.

The total carrying amount of investment securities at December 31, 2013 and 2012 were $388,816,000 and $401,648,000, respectively. For both periods, approximately 75.0% of QNB’s investment securities were either U.S. Government agency debt securities, U.S. Government agency issued mortgage-backed securities or collateralized mortgage obligation securities (CMOs). As of December 31, 2013, QNB held no securities of any one issue or any one issuer (excluding the U.S. Government and its agencies) that were in excess of 10% of shareholders’ equity.

The QNB investment portfolio represents a significant portion of earning assets and interest income. QNB actively manages the investment portfolio in an attempt to maximize earnings, while considering liquidity needs, interest rate risk and credit risk. Proceeds from the sale of investments were $19,559,000 in 2013 compared to $44,600,000 during 2012.

In addition to the proceeds from the sale of investment securities, proceeds from maturities, calls and prepayments of securities were $110,123,000 in 2013, compared with $136,761,000 in 2012. The significant amount of proceeds in both years reflects the low interest rate environment that has existed for approximately the past five years which resulted in a significant amount of agency and municipal bonds being called as well an increase in the amount of prepayments on mortgage-backed securities and CMOs. With the increase in Treasury rates since the end of the second quarter of 2013, the amount of calls and prepayments in the portfolio has slowed. The decrease in cash flow from sales, calls and prepayments in 2013 along with the slower growth in deposits resulted in a reduction in the amount of bonds purchased in 2013 compared to recent years. During 2013, $130,213,000 of investment securities were purchased compared with $235,452,000 during 2012.

Net activity was concentrated in U.S. Government agency issued mortgage-backed securities as the balance increased by $31,750,000 to $139,723,000 at December 31, 2013 and represents 35.9% of the investment portfolio compared to 26.9% at December 31, 2012. This sector was increased because these bonds provide monthly cash flow to be reinvested in either loans or other securities, potentially at higher yields as rates are anticipated to increase. The balance of U.S. Government agency securities decreased by $32,491,000 to $71,639,000 at December 31, 2013 and represents 18.4% of the portfolio compared to 25.9% at December 31, 2012. Many of the bonds called were in the agency portfolio and the decision was made not to reinvest the proceeds back into this portfolio because of the low yields relative to mortgage-backed securities and the lack of monthly cash flow that mortgage-backed securities provide. The sector concentration was also impacted by the seasonal municipal deposits. In prior years, more of these municipal deposits would have been invested in the agency portfolio into bonds that had a very high likelihood of being called within six to nine months, the anticipated cash flow period of these deposits. With the increase in market rates in the second and third quarters of 2013 bonds with these characteristics were difficult to find resulting in the purchase of more mortgage-backed securities. Most of the bonds in the agency portfolio have call features ranging from three months to three years. The balance in the CMO portfolio decreased $18,697,000 to $75,394,000 at December 31, 2013 and represents 19.4% of the investment portfolio compared to 23.4% at December 31, 2012.

The balance of municipal securities increased $410,000 to $87,199,000 at December 31, 2013 and represents 22.4% of the investment portfolio compared to 21.6% at December 31, 2012. When QNB purchases a municipal security it focuses on the financial performance of the underlying issuer not just the bond rating of the issuer or the rating of bond insurer, if present. Most of the activity in this portfolio during 2013 focused on replacing bonds that had been called or matured. Unfortunately the replacement bonds had significantly lower yields then the bonds they replaced which contributed to the decline in the yield on the portfolio.

QNB owns collateralized debt obligations (“CDO”) in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by banks or bank holding companies, and to a lesser degree, insurance companies. In most cases, QNB owns the mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. QNB holds seven of these securities with an amortized cost of $3,519,000 and a fair value of $2,069,000 at December 31, 2013. All of the trust preferred securities are available-for-sale securities and are carried at fair value. There were no credit-related OTTI charges during 2013 or 2012 on these securities. It is possible that future calculations could require recording additional OTTI charges through earnings. QNB uses an independent third party to value these securities and to determine if credit-related OTTI exists. For additional detail on these securities see Notes 4 and 17 of the Notes to Consolidated Financial Statements.

QNB accounts for its investments by classifying securities into three categories. Securities that QNB has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders’ equity. Management determines the appropriate classification of securities at the time of purchase. QNB held no trading securities at December 31, 2013 or 2012. During the first quarter of 2014 QNB sold $5 million of available-for-sale municipal securities with the proceeds reinvested into a municipal trading account.

At December 31, 2013 and 2012, investment securities totaling $207,868,000 and $170,433,000, respectively, were pledged as collateral for repurchase agreements and public deposits.

Investment Portfolio Maturities and Weighted Average Yields

December 31, 2013	One year or less	After one year through five years	After five years through ten years	After ten years	Total
Investment Securities Available-for-Sale
U.S. Government agency:
Fair value	-	$39,889	$31,750	-	$71,639
Weighted average yield	-	1.35%	1.44%	-	1.39%
State and municipal:
Fair value	$9,003	9,467	33,394	$35,335	87,199
Weighted average yield	5.71%	2.97%	4.22%	4.27%	4.26%
Mortgage-backed:
Fair value	-	103,178	36,545	-	139,723
Weighted average yield	-	2.23%	1.96%	-	2.16%
Collateralized mortgage obligations (CMOs):
Fair value	2,704	57,735	14,955	-	75,394
Weighted average yield	2.81%	1.89%	1.80%	-	1.90%
Pooled trust preferred: (1)
Fair value	-	-	-	2,069	2,069
Weighted average yield	-	-	-	-	-
Corporate debt:
Fair value	-	4,034	1,987	-	6,021
Weighted average yield	-	0.99%	1.40%	-	1.12%
Equity:
Fair value	-	-	-	6,625	6,625
Weighted average yield	-	-	-	3.66%	3.66%
Total fair value	$11,707	$214,303	$118,631	$44,029	$388,670
Weighted average yield	5.05%	1.98%	2.41%	3.86%	2.42%

Investment Securities Held-to-Maturity
State and municipal:
Amortized cost	-	$146	-	-	$146
Weighted average yield	-	6.98%	-	-	6.98%

Securities are assigned to categories based on stated contractual maturity except for mortgage-backed securities and CMOs which are based on anticipated payment periods and state and municipal securities which are based on pre-refunded date if applicable. Tax-exempt securities were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent and a Tax Equity and Financial Responsibility Act (TEFRA) adjustment of 4 basis points. Weighted average yields on investment securities available-for-sale are based on amortized cost.

(1) All pooled trust preferred securities are on non-accrual status.

Investments Available-For-Sale

Available-for-sale investment securities include securities that management intends to use as part of its liquidity and asset/liability management strategy. These securities may be sold in response to changes in market interest rates, changes in the securities prepayment or credit risk, the need for liquidity, or growth in loan demand. At December 31, 2013, the fair value of investment securities available-for-sale was $388,670,000, or $5,170,000 below the amortized cost of $393,840,000. This compares to a fair value of $401,502,000, or $6,752,000 above the amortized cost of $394,750,000, at December 31, 2012. Unrealized holding losses, net of tax, of $3,412,000 were recorded as a decrease to shareholders’ equity as of December 31, 2013. Unrealized holding gains, net of tax, of $4,456,000 were recorded as an increase to shareholders’ equity as of December 31, 2012. The available-for-sale portfolio, excluding equity securities and the pooled trust preferred securities, had a weighted average maturity of approximately 3.8 years and 3.2 years at December 31, 2013 and December 31, 2012, respectively. The increase in average life reflects the impact of higher interest rates along the intermediate and longer term part of the yield curve on prepayment speeds on mortgage-backed and CMO securities and the likelihood of calls on callable agency and municipal securities. The weighted average tax-equivalent yield was 2.42% and 2.55% at December 31, 2013 and 2012, respectively.

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

Investments Held-To-Maturity

Investment securities held-to-maturity are recorded at amortized cost. Included in this portfolio are state and municipal securities. At December 31, 2013 and 2012, the amortized cost of investment securities held-to-maturity was $146,000 and $146,000, respectively, and the fair value was $162,000 and $166,000, respectively. At December 31, 2013 there was only one security remaining in the held-to-maturity portfolio. The held-to-maturity portfolio had a weighted average maturity of approximately 2.8 years and 3.8 years at December 31, 2013, December 31, 2012, respectively. The weighted average tax-equivalent yield was 6.98% at both December 31, 2013 and 2012.

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

QNB manages the risk associated with commercial loans by having lenders work in tandem with credit analysts while maintaining independence between personnel. In addition, a Bank loan committee and a committee of the Board of Directors review and approve certain loan requests on a weekly basis. At December 31, 2013, there were no concentrations of loans exceeding 10% of total loans other than disclosed in the Loan Portfolio table.

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

Commercial loans secured by commercial real estate include commercial purpose loans collateralized at least in part by commercial real estate. Some of these loans may not be for the express purpose of conducting commercial real estate transactions. Commercial loans secured by residential real estate are commercial purpose loans generally secured by the business owner’s residence or residential investment properties owned by the borrower and rented to tenants. Commercial loans secured by either commercial real estate or residential real estate are originated primarily within the Eastern Pennsylvania market area, are within the Bank’s underwriting criteria, and generally include the guarantee of the borrowers. Repayment of this kind of loan is dependent upon either the ongoing cash flow of the borrowing entity or the resale of or lease of the subject property. Commercial real estate and commercial construction loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties.

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

Indirect lease financing receivables represent loans to small businesses and individuals that are collateralized by equipment. These loans tend to have higher risk characteristics but generally provide higher rates of return. These loans are originated by a third party and purchased by QNB based on criteria specified by QNB. The criteria include minimum credit scores of the borrower, term of the lease, type and age of equipment financed and geographic area. The geographic area primarily represents states contiguous to Pennsylvania. QNB is not the lessor and does not service these loans.

The Company originates fixed rate and adjustable-rate residential real estate loans that are secured by the underlying 1-to-4 family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the credit worthiness of the borrower, including debt-to-income ratios, credit scores and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. To reduce interest rate risk, substantially all originations of fixed-rate loans to individuals for 1-4 family residential mortgages with maturities of 15 years or greater are sold in the secondary market. With the increase in mortgage rates since the middle of 2013 mortgage loan origination activity has slowed. There were no residential mortgage loans held-for-sale at December 31, 2013. At December 31, 2012 real estate residential loans held-for-sale were $1,616,000. These loans are carried at the lower of aggregate cost or market.

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

The Company offers a variety of loans to individuals for personal and household purposes. During 2013, QNB reentered the private student loan market through a relationship with iHelp. Consumer loans are generally considered to have greater risk than loans secured by residential real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess or more likely to decrease in value than real estate. Credit risk in this portfolio is controlled by conservative underwriting standards that consider debt-to-income levels and the creditworthiness of the borrower, and, if secured, the value of the collateral.

Loan activity since December 31, 2010 has remained relatively flat as loan payoffs have matched new originations. As a result of struggling economies around the world including in the United States, Europe and China, as well as political, tax and fiscal uncertainty in Washington D.C. businesses appear to be refraining from expanding and are holding off investing in new equipment or any other type of financing and are paying down their lines with excess cash. Consumers have taken advantage of the low interest rates on mortgages and have refinanced higher rate mortgages and consolidated home equity loans but appear to be reluctant to increase debt. As noted earlier loan activity began to show some signs of improvement during the second half of 2013 and particularly in the fourth quarter. While the increase in interest rates midway through the year slowed residential mortgage origination it did not appear to negatively impact business loans or other types of retail loans as the rates being offered remain extremely competitive. Total loans, excluding loans held-for-sale, at December 31, 2013 were $501,716,000, an increase of $23,983,000, or 5.0%, from December 31, 2012. This follows a 2.5% decline in outstanding loans in 2012 and a growth rate of only 1.6% in 2011. A key financial ratio is the loan to deposit ratio which was 61.6% at December 31, 2013, compared with 59.6%, at December 31, 2012. QNB continues to be committed to make loans available to credit worthy consumers and businesses.

The Allowance for Loan Losses Allocation table shows the percentage composition of the loan portfolio over the past five years. Between 2012 and 2013 the makeup of the portfolio changed slightly with loans secured by commercial real estate, the largest sector of the portfolio, decreasing from 40.4% of the portfolio at December 31, 2012 to 38.0% of the portfolio at December 31, 2013. Loans secured by commercial real estate decreased by $2,265,000, or 1.2%, to $190,602,000 at December 31, 2013, following a 1.5% decrease between December 31, 2011 and 2012. While loans secured by commercial real estate represent a significant portion of the total portfolio, the collateral is diversified including investment properties, manufacturing facilities, office buildings, hospitals, retirement and nursing home facilities, warehouses and owner-occupied facilities. Commercial real estate loans have drawn the attention of the regulators in recent years as a potential source of risk. As a result, QNB has increased its monitoring of these types of loans including obtaining updated appraisals on loans classified substandard or worse. As detailed in the Allowance for Loan Losses table, QNB had $639,000 in charge-offs in this category in 2013 compared with $85,000 in 2012. Partial charge-offs of two commercial loans secured by owner occupied commercial buildings where the business ceased operations contributed $486,000 of the total charge-offs in 2013. Both of these properties were transferred to OREO with one sold in 2013 and the other under agreement of sale.

Commercial loans secured by residential real estate increased by $6,669,000, or 16.3%, to $47,672,000 at December 31, 2013. These loans represent 9.5% of the portfolio at year-end 2013 compared to 8.6% at year-end 2012. As noted earlier this category includes 1-4 unit residential investment properties that the owner/borrower rents out to tenants. Some of these properties are located outside the Bank’s market area and have experienced vacancies and significant declines in market value. As a result non-accrual loans and charge-offs in this category have increased over the past two years. Non-accrual commercial loans secured by residential real estate were $2,829,000 and $2,390,000 at December 31, 2013 and 2012, respectively, and loan charge-offs were $401,000 and $111,000, respectively, in 2013 and 2012.

All of the charge-offs in 2013 in this category relate to these out of market investment properties. In response, QNB has adjusted its guidelines to originate these types of loans.

Commercial and industrial loans, the second largest sector of the portfolio continues to experience growth increasing $11,276,000, or 11.3%, to $111,339,000 at December 31, 2013. This followed growth in this category of $3,900,000, or 4.1%, in 2012. Commercial and industrial loans represented 22.2% of the portfolio at year-end 2013 compared with 20.9% at December 31, 2012. As noted earlier this category of loans generally presents a greater risk than loans secured by real estate since these loans are either secured by accounts receivable, inventory or equipment, or unsecured. Losses in commercial and industrial loans were significant during the years 2009-2011 with charge-offs totaling $1,982,000. However, in 2013 and 2012 charge-offs were only $68,000 and $101,000, respectively and charge-offs net of recoveries were only $40,000 and $25,000, respectively.

Loan Portfolio
December 31,	2013	2012	2011	2010	2009
Commercial:
Commercial and industrial	$111,339	$100,063	$96,163	$86,628	$82,512
Construction	15,929	11,061	15,959	18,611	27,483
Secured by commercial real estate	190,602	192,867	195,813	199,874	166,097
Secured by residential real estate	47,672	41,003	45,070	44,444	37,779
State and political subdivisions	33,773	34,256	35,127	31,053	26,698
Loans to depository institutions	1,250	3,250	4,515	-	-
Indirect lease financing	8,364	9,685	11,928	12,995	14,061
Retail:
1-4 family residential mortgages	29,730	28,733	25,518	23,127	23,929
Home equity loans and lines	59,977	54,860	57,579	62,726	67,201
Consumer	3,116	2,012	2,308	2,751	3,702
Total loans	501,752	477,790	489,980	482,209	449,462
Net unearned fees	(36)	(57)	(44)	(27)	(41)
Loans receivable	$501,716	$477,733	$489,936	$482,182	$449,421

Loan Maturities and Interest Sensitivity
December 31, 2013	One year or less	After one year through five years	After five years	Total
Commercial:
Commercial and industrial	$49,257	$39,160	$22,922	$111,339
Construction	8,971	790	6,168	15,929
Secured by commercial real estate	7,359	10,108	173,135	190,602
Secured by residential real estate	2,172	2,070	43,430	47,672
State and political subdivisions	3,374	1,499	28,900	33,773
Loans to depository institutions	1,250	-	-	1,250
Indirect lease financing	477	7,887	-	8,364
Retail:
1-4 family residential mortgages	327	759	28,644	29,730
Home equity loans and lines	35,522	5,949	18,506	59,977
Consumer	749	1,539	828	3,116
Total	$109,458	$69,761	$322,533	$501,752

Demand loans, loans with no stated schedule of repayment and no stated maturity, are included in one year or less.

The following shows the amount of loans due after one year that have fixed interest rates and variable or adjustable interest rates at December 31, 2013:

Loans with fixed predetermined interest rates:	$83,731
Loans with variable or adjustable interest rates:	$308,563

For the first time since 2009 construction loans increased from $11,061,000, or 2.3% of the portfolio at December 31, 2012 to $15,929,000, or 3.2% of the portfolio at December 31, 2013. These loans are primarily to developers and builders for the construction of residential units or commercial buildings or to businesses for the construction of owner-occupied facilities. This portfolio is diversified among different types of collateral including: 1-4 family residential construction, medical and retirement home facilities, office buildings, hotels and land for development loans. Construction loans are generally made only on projects that have municipal approval. These loans are usually originated to include a short construction period followed by permanent financing provided through a commercial mortgage after construction is complete. Once construction is complete the balance is moved to the secured by commercial real estate category if the permanent financing is provided by the Bank. The growth in the portfolio in 2013 is primarily related to the Bank’s participation in a large project to improve downtown Allentown, Pennsylvania. There were no charge-offs in the construction loan portfolio in 2013 or 2012 and construction loans on nonaccrual continue to improve declining to $1,319,000 at December 31, 2013 from $2,480,000 and $3,474,000 at December 2012 and 2011, respectively.

Loans to state and political subdivisions decreased from $34,256,000 at December 31, 2012 to $33,773,000 at December 31, 2013, a decrease of $483,000, or 1.4%. This followed a decrease of $871,000, or 2.5%, between 2011 and 2012. With the significant decline in interest rates many municipalities, counties and school districts are refinancing their existing bonds or bank debt. As a result, QNB is getting an opportunity to bid on many of these local issues and has been successful in winning several of those bids. However, during the process QNB has also lost some outstanding balances as the decisions by the municipalities is primarily interest rate driven. QNB expects the balance in this category to increase in 2014 as some of the bids won during 2013 are anticipated to fund during the first quarter. Another result of the refinancing activity is a reduction in yield and interest income earned.

At December 31, 2013, indirect lease financing receivables represent approximately 1.7% of the portfolio compared to 2.0% of the portfolio at December 31, 2012. Total balances in this portfolio declined to $8,364,000 at December 31, 2013 from $9,685,000 at December 31, 2012. These lease financing receivables were purchased from two third party sources. This portfolio contains leases to government agencies and universities as well as to industries hit hard by the slowdown in the economy: trucking, landscaping and construction. As a result of a high level of charge-offs and delinquency in this portfolio in 2008 and 2009, QNB strengthened its underwriting standards with regard to this portfolio. On the positive, the tightening of underwriting standards has resulted in a reduction in net charge-offs and the balance of non-performing leases. QNB experienced a net recovery of $28,000 in 2013 compared with net charge-offs in this portfolio of only $49,000 and $2,000 in 2012 and 2011, respectively. Non-performing assets, including repossessed equipment, were $37,000 and $108,000 as of December 31, 2013 and 2012, respectively. On the negative, the tightening of underwriting standards, as well as the elimination of one of the third party sources, has also resulted in the purchase of fewer leases. Indirect lease financing balances have declined over the past five years from $14,061,000 at December 31, 2009 to $8,364,000 at year-end 2013.

QNB desires to become the “local consumer lender of choice” and to affect this QNB has refocused its retail lending efforts by strengthening the management of the area, adding new product offerings and by increasing marketing and promotion. The positive results of this renewed focus can be seen in the category of home equity loans and lines which increased $5,117,000, or 9.3%, to $59,977,000 at December 31, 2013. During 2013, in an effort to increase demand, QNB offered very attractive rates on both variable and fixed rate home equity loans and lines. These promotional rates along with excellent customer service including quick turnaround time contributed to the growth in home equity balances. With the rise in mortgage interest rates and an improvement in home values it is expected that the demand for home equity loans will continue to improve.

Consumer loans is another category that benefited from the renewed focus with balances increasing $1,104,000, or 54.9%, to $3,116,000 at December 31, 2013. As noted earlier, during the fourth quarter of 2013, QNB reentered the private student loan market through a relationship with iHelp. These student loans are either fixed or variable rate with the rate dependent on the credit scores of the student and/or the cosigner. Principal and interest protection is provided by ReliaMax, an insurance company for private student loans. As of December 31, 2013 the balance of student loans was $214,000. Also contributing to the increase in consumer loan balances was competitive pricing on automobile loans.

Despite the increase in mortgage rates and the slowdown in mortgage originations, QNB was able to increase the balance of residential mortgage loans secured by first lien 1-4 family residential mortgages by $997,000, or 3.5%, to $29,730,000 at December 31, 2013. This followed an increase of $3,215,000, or 12.6%, between December 31, 2011 and December 31, 2012. Given the low yields on alternative investment securities management decided to retain some 15 year mortgages to borrowers with high credit scores and low loan to value ratios.

Non-Performing Assets

Non-performing assets include non-performing loans, OREO and repossessed assets and non-performing trust preferred securities. As referenced in the following table the levels of non-performing assets, particularly non-accrual loans, trended higher between 2009 and 2011. In 2012, asset quality stabilized and in 2013 asset quality improved. Total non-performing assets were $20,308,000 at December 31, 2013, or 2.18%, of total assets compared to $24,273,000, or 2.64% of total assets at December 31, 2012. Included in non-performing assets in 2013 and 2012 is $2,069,000 and $1,962,000, respectively, of pooled trust preferred securities, discussed in the section titled “Investment Securities and Other Short-Term Investments”. The slight increase in the amount of non-performing pooled trust preferred securities is a result of the increase in the fair value of these securities, not as a result of the classification of additional securities.

Total non-performing loans, which represent loans on non-accrual status, loans past due more than 90 days and still accruing interest and troubled debt restructured loans were $15,414,000, or 3.07% of total loans, at December 31, 2013 compared with $21,150,000, or 4.43% of total loans, at December 31, 2012. Loans on non-accrual status were $13,455,000 at December 31, 2013 compared with $18,572,000 at December 31, 2012. Most of the reduction in non-accrual loans can be attributed to improved financial performance by several borrowers which enabled these loans to be placed back on accrual status. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Of the total amount of non-accrual loans at December 31, 2013, $11,126,000, or 82.7% of the loans classified as non-accrual, are current or past due less than 30 days as of the end of the year.

QNB had $1,000 in loans 90 days or more and still accruing at December 30, 2013 and no loans past due 90 days or more and still accruing at December 31, 2012. Total loans that are 30 days or more past due decreased and represented 1.07% of total loans at December 31, 2013 compared with 1.50% of total loans at December 31, 2012. Restructured loans, as defined in accounting guidance for troubled debt restructuring in ASC 310-40, that have not already been included in loans past due 90 days or more or in non-accrual loans totaled $1,960,000 and $2,578,000 at December 31, 2013 and 2012, respectively.

OREO totaled $2,825,000 and $1,151,000 at December 31, 2013 and 2012, respectively. Included in OREO at December 31, 2013 is one commercial property with a fair value of $2,325,000 that is under agreement of sale and should settle during the second quarter of 2014 and a participation in a construction project with a fair value of $500,000. OREO at December 31, 2012 included two residential loan construction projects and a commercial building. Repossessed assets, which primarily includes commercial trucks and equipment from the indirect leasing portfolio, was $10,000 at December 31, 2012. There were no repossessed assets as of December 31, 2013.

Non-Performing Assets
December 31,	2013	2012	2011	2010	2009
Commercial:
Commercial and industrial	-	$-	-	-	-
Construction	-	-	-	-	-
Secured by commercial real estate	-	-	$286	$259	$709
Secured by residential real estate	-	-	-	-	-
State and political subdivisions	-	-	40	9	-
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	-	-	54	-	45
Retail:	-	-
1-4 family residential mortgages	-	-	-	-	-
Home equity loans and lines	-	-	-	-	5
Consumer	$1	-	-	-	-
Total loans past due 90 days or more and accruing	1	-	380	268	759

Commercial:
Commercial and industrial	3,956	6,174	5,410	1,082	486
Construction	1,319	2,480	3,474	1,334	1,342
Secured by commercial real estate	4,630	6,748	7,547	3,837	354
Secured by residential real estate	2,829	2,390	1,158	97	375
State and political subdivisions	-	1	4	-	-
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	37	98	121	255	306
Retail:
1-4 family residential mortgages	401	335	515	433	-
Home equity loans and lines	265	346	368	145	223
Consumer	16	-	-	-	-
Total non-accrual loans	13,453	18,572	18,597	7,183	3,086

Restructured loans, not included above	1,960	2,578	2,413	2,421	2,257
Other real estate owned	2,825	1,151	826	75	-
Repossessed assets	-	10	-	15	67
Non-accrual pooled trust preferred securities	2,069	1,962	1,929	1,672	863
Total non-performing assets	$20,308	$24,273	$24,145	$11,634	$7,032
Total as a percent of total assets	2.18%	2.64%	2.78%	1.44%	0.92%

Additional loan quality information can be found in Note 5 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Management’s view is that loans classified as substandard or doubtful that are not included in the past due, non-accrual or restructured categories are potential problem loans. For some of these loans there may be known information about possible credit problems that will cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms. In addition to the marked improvement in total non-performing loans, commercial loans classified as substandard or doubtful, which includes non-performing loans, continue to improve. At December 31, 2013 substandard or doubtful loans totaled $38,823,000, a reduction of $6,691,000, or 14.7%, from the $45,514,000 reported as of December 31, 2012.

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

Economic conditions during the financial crisis and recession contributed to high rates of unemployment and a sharp decline in the residential and commercial real estate markets. These factors had a negative impact on both consumers and small businesses and contributed to higher than historical levels of net charge-offs, specific reserves and non-performing, impaired and classified loans. As a result higher provisions for loan losses were taken to bring the allowance for loan losses to adequate levels to support the decline in asset quality. Since December 31, 2008, the start of the financial crisis, QNB has increased its allowance for loan losses from $3,836,000, or 0.95% of total loans, to $8,925,000, or 1.78% of total loans at December 31, 2013. Over the past year economic conditions and asset quality have improved allowing for reduced provision for loan losses and a reduction in the required allowance for loan losses. The allowance for loan losses was $9,772,000, or 2.05% of total loans at December 31, 2012.

Allowance for Loan Losses Allocation
December 31,	2013		2012		2011		2010		2009
	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans
Balance at end of period applicable to:
Commercial:
Commercial and industrial	$2,044	22.2%	$2,505	20.9%	$2,959	19.6%	$2,136	18.0%	$1,601	18.4%
Construction	439	3.2	209	2.3	556	3.3	633	3.9	382	6.1
Secured by commercial real estate	2,898	38.0	3,795	40.4	3,124	40.0	3,875	41.4	2,038	37.0
Secured by residential real estate	1,632	9.5	1,230	8.6	746	9.2	676	9.2	549	8.4
State and political subdivisions	186	6.7	260	7.2	195	7.2	108	6.4	125	5.9
Loans to depository institutions	4	0.2	15	0.7	20	0.9	-	0.0	-	0.0
Indirect lease financing	103	1.7	168	2.0	312	2.4	496	2.7	673	3.1
Retail:
1-4 family residential mortgages	303	5.9	324	6.0	249	5.2	212	4.8	153	5.3
Home equity loans and lines	583	12.0	582	11.5	625	11.7	646	13.0	420	15.0
Consumer	64	0.6	27	0.4	20	0.5	32	0.6	61	0.8
Unallocated	669		657		435		141		215
Total	$8,925	100.0%	$9,772	100.0%	$9,241	100.0%	$8,955	100.0%	$6,217	100.0%

Gross loans represent loans before unamortized net loan fees and costs. Percent gross loans lists the percentage of each loan type to total loans.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans and indirect lease financing loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. At December 31, 2013 and 2012, the recorded investment in loans for which impairment has been identified totaled $27,617,000 and $32,304,000, respectively, of which $21,599,000 and $23,771,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $6,018,000 and $8,533,000 at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012 the related allowance for loan losses associated with these loans was $2,022,000 and $2,701,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 5 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

Allowance for Loan Losses
	2013	2012	2011	2010	2009
Allowance for loan losses:
Balance, January 1	$9,772	$9,241	$8,955	$6,217	$3,836

Charge-offs
Commercial:
Commercial and industrial	68	101	732	568	682
Construction	-	-	634	-	-
Secured by commercial real estate	639	85	941	278	-
Secured by residential real estate	401	111	54	113	-
State and political subdivisions	-	-	-	-	-
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	2	85	43	254	645
Retail:
1-4 family residential mortgages	-	21	-	-	-
Home equity loans and lines	234	114	77	60	527
Consumer	77	64	26	54	80
Total charge-offs	1,421	581	2,507	1,327	1,934
Recoveries
Commercial:
Commercial and industrial	28	76	22	13	4
Construction	-	-	-	-	-
Secured by commercial real estate	1	76	13	-	-
Secured by residential real estate	60	-	-	-	-
State and political subdivisions	1	-	-	-	-
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	30	36	41	218	96
Retail:
1-4 family residential mortgages	-	2	-	-	-
Home equity loans and lines	28	12	4	-	27
Consumer	26	10	13	34	38
Total recoveries	174	212	93	265	165
Net charge-offs	(1,247)	(369)	(2,414)	(1,062)	(1,769)
Provision for loan losses	400	900	2,700	3,800	4,150
Balance, December 31	$8,925	$9,772	$9,241	$8,955	$6,217

Total loans (excluding loans held-for-sale)
Average	$482,112	$480,068	$476,612	$466,524	$426,768
Year-end	501,716	477,733	489,936	482,182	449,421

Ratios:
Net charge-offs to:
Average loans	0.26%	0.08%	0.51%	0.23%	0.41%
Loans at year-end	0.25	0.08	0.49	0.22	0.39
Allowance for loan losses	13.97	3.78	26.13	11.86	28.45
Provision for loan losses	311.75	41.00	89.44	27.95	42.63

Allowance for loan losses to:
Average loans	1.85%	2.04%	1.94%	1.92%	1.46%
Loans at year-end	1.78	2.05	1.89	1.86	1.38

QNB had net loan charge-offs of $1,247,000, or 0.26% of average total loans for 2013 compared to $369,000, or 0.08% of average total loans for 2012. Partial charge-offs of two commercial loans secured by owner occupied commercial buildings where the business ceased operations contributed $486,000 of the total charge-offs in 2013. Both of these properties were transferred to OREO with one sold in 2013 and the other under agreement of sale. In addition, thirteen out of market residential investment property loans accounted for another $401,000 of the charge-offs in 2013. The majority of charge-offs recorded during 2013 had specific reserves established during the allowance for loan loss calculation process prior to the ultimate decision to charge-off the loan. For 2012, commercial loans and leases account for $297,000 and $85,000, respectively of the $581,000 in loans charged off. The retail loan portfolio contributed the remaining $199,000 of loan charge-offs in 2012 with home equity loans and lines accounting for $114,000 of the total.

Management believes the allowance for loan losses of $8,925,000 is adequate as of December 31, 2013 in relation to the estimate of known and inherent losses in the portfolio.

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

Total deposits increased $12,894,000, or 1.6%, to $814,532,000 at December 31, 2013. This follows an increase of $50,926,000, or 6.8%, between 2011 and 2012. Average deposits increased $23,055,000, or 2.9%, during 2013 compared with $57,427,000, or 7.9%, in 2012.

The growth in deposits as well as the mix of deposits continues to be impacted by customers’ reactions to the industry, regulations and the interest rate environment. Given the low interest rate environment most customers are looking for transaction accounts that provide liquidity and pay a reasonable amount of interest. However, despite the decline in overall time deposit balances, those with maturities of 36 months through 60 months have increased due to some customers seeking a higher rate of interest and not being concerned about liquidity. In addition, with concerns over the safety of their deposits and the strength of their financial institutions, customers appear to be looking for the safety of FDIC insured deposits and the stability of a strong local community bank. On July 21, 2010, the Dodd-Frank Act was enacted which permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor and non-interest bearing transaction accounts had unlimited deposit insurance up until December 31, 2012. QNB did not experience a significant withdrawal of non-interest bearing transaction accounts due to the expiration of the transaction guarantee program.

When comparing balances at December 31, 2013 to 2012, interest-bearing and non-interest bearing demand deposits as well as savings accounts increased while money market accounts and time deposits decreased. Similar to the past three years, the growth in 2013 was centered in lower-cost core deposits including interest-bearing demand and savings deposits, accounts with greater liquidity. This growth is consistent with customers seeking the highest rate for the shortest term and the liquidity of a non-maturity account especially in light of the slight rate differential between these deposits and time deposits The Bank currently offers several attractive non-maturity interest-bearing account options that pay very competitive rates and allow the flexibility to add and withdraw funds without penalty.

Contributing to the increase in total deposits was growth in non-interest bearing demand accounts which increased $2,302,000, or 3.1%, to $75,987,000 at December 31, 2013. This followed growth of $6,835,000, or 10.2%, between December 31, 2011 and December 31, 2012. These deposits are primarily comprised of business checking accounts and are volatile depending on the timing of deposits and withdrawals. Because of this volatility it is often better to compare average balance growth. Average non-interest bearing demand accounts increased $6,272,000, or 9.3%, to $73,384,000 when comparing 2013 to 2012. This compares to an increase of 5.4% in average balances when comparing 2012 to 2011. QNB has been very successful in attracting new customers and expanding relationships with existing customers which not only contributes to the increase in balances but also provides an opportunity for fee income.

Interest-bearing demand accounts, which include municipal accounts, increased $45,575,000, or 23.8%, to $236,910,000 at December 31, 2013. The majority of the growth was in municipal accounts which include school district and township deposits increased $43,747,000, or 54.7%, to $123,742,000 at December 31, 2013. This followed growth of $20,978,000, or 35.5%, in 2012. During the past three years QNB has been successful in developing new relationships with several school districts and municipalities as well as expanded existing relationships with several others. The balances in these accounts are seasonal in nature and can be volatile on a daily basis. Most of the school district taxes are collected during the third quarter of the year and are disbursed over a nine month period. Growth in the high interest Rewards checking product and checking accounts for individuals over the age 50, Select 50, also contributed to the increase in interest-bearing demand accounts. Rewards checking balances increased from $30,790,000 at December 31, 2012 to $34,969,000 at December 31, 2013 and Select 50 balances increased from $52,403,000 to $53,822,000 over this same period. These increases were partially offset by a decline in personal interest-bearing balances of $3,487,000 when comparing December 31, 2013 to 2012. As mentioned earlier, QNB continues to open a significant number of new checking accounts. Average interest-bearing demand accounts increased $42,882,000, or 25.1%, to $213,697,000 with average interest-bearing municipal accounts increasing $31,850,000, or 43.9%, to $104,314,000 for 2013.

Total savings account balances increased $15,892,000, or 8.3%, to $207,229,000 at December 31, 2013. This followed growth of $23,704,000, or 14.1%, in 2012. The increase in savings accounts is attributable to the Online eSavings product whose balances increased from $117,871,000 at December 31, 2011 to $144,813,000 at December 31, 2012 and to $156,840,000 at December 31, 2013. The eSavings account was introduced in 2009 to compete with competitors’ online savings products at a yield of 1.85%. During 2011 the rate was reduced several times and ended the year at 1.00%. The interest rate was further reduced to end 2012 at 0.60% and the rate paid at the end of 2013 was 0.45%. These rate reductions have contributed to a slowdown in the tremendous growth this product experienced after its introduction. After declining for several years, traditional statement savings account balances increased 8.3% from $46,234,000 at December 31, 2012 to $50,090,000 at December 31, 2013.

Total time deposit account balances were $239,545,000 at December 31, 2013, a decline of $29,689,000, or 11.0%, from the amount reported at December 31, 2012. This followed a decline of $15,790,000, or 5.5%, in 2012. As higher yielding time deposits matured during the past two years they were frequently reinvested in the high yielding and liquid eSavings account which in many instances paid a rate higher than what was offered on short-term time deposits. After the continued announcements by the Fed, beginning in 2011, that it would likely leave rates unchanged until 2013 (now 2015) and the yield curve flattened as a result, many customers began looking for the highest yield and opted for a 60-month time deposit. Balances in time deposits with a 60 month term increased from $67,175,000 at December 31, 2011 to $78,840,000 at December 31, 2012 to $86,190,000 at December 31, 2013.

To continue to attract and retain deposits, QNB plans to be competitive with respect to rates and to continue to deliver products with terms and features that appeal to customers. The QNB Rewards checking and online eSavings accounts are examples of such products. The continued growth of the full service branch in Colmar and Business Office in Warminster that opened in February 2013 are expected to help further develop new deposit and loan relationships.

Maturity of Time Deposits of $100,000 or More
Year ended December 31,	2013	2012	2011
Three months or less	$9,808	$13,028	$14,134
Over three months through six months	8,983	19,477	9,562
Over six months through twelve months	17,350	21,774	23,924
Over twelve months	49,601	41,066	51,619
Total	$85,742	$95,345	$99,239

Average Deposits by Major Classification
	2013		2012		2011
	Balance	Rate	Balance	Rate	Balance	Rate
Demand, non-interest bearing	$73,384	-	$67,112	-	$63,651	-
Interest-bearing demand	109,383	0.24%	98,351	0.30%	87,886	0.47%
Municipals interest-bearing demand	104,314	0.37	72,464	0.50	56,808	0.69
Money market	65,744	0.20	77,269	0.30	73,661	0.43
Savings	202,053	0.41	188,716	0.60	152,203	0.78
Time	162,837	1.16	180,293	1.33	192,231	1.55
Time of $100,000 or more	91,124	1.31	101,579	1.43	101,917	1.61
Total	$808,839	0.58%	$785,784	0.75%	$728,357	0.95%

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At December 31, 2013, the Bank had a maximum borrowing capacity with the FHLB of approximately $216,920,000. The maximum borrowing capacity changes as a function of qualifying collateral assets. QNB has no outstanding borrowings with the FHLB at December 31, 2013. At December 31, 2012, QNB had $4,500,000 in overnight borrowings with the FHLB. In addition, the Bank maintains two unsecured Federal funds lines with two correspondent banks totaling $26,000,000. At December 31, 2013 and 2012, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn. As part of its contingency funding plan, QNB successfully tested its ability to borrow from these sources during the third quarter of 2013.

Total cash and cash equivalents, available-for-sale securities and loans held-for-sale totaled $404,956,000 at December 31, 2013 and $418,571,000 at December 31, 2012. The slight decrease in liquid sources is primarily the result of a $12,832,000 decrease in available-for-sale securities which along with the increase in deposits helped fund the growth in loans in 2013. These liquid sources should be adequate to meet normal fluctuations in loan demand or deposit withdrawals. Despite the recent increase in interest rates, particularly in the 5 to 10 year part of the yield curve, it is still anticipated that the investment portfolio will continue to provide sufficient liquidity as municipal bonds are called and as cash flow on mortgage-backed and CMO securities continues to be steady. In the event that interest rates would continue to increase the cash flow available from the investment portfolio could decrease.

Approximately $207,868,000 and $170,433,000 of available-for-sale securities at December 31, 2013 and 2012, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The increase in the amount of pledged securities corresponds with the increase in municipal deposits.

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

Capital Adequacy

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB’s shareholders’ equity at December 31, 2013 was $75,625,000, or 8.11% of total assets, compared to shareholders’ equity of $77,623,000, or 8.44% of total assets, at December 31, 2012. Shareholders’ equity at December 31, 2013 included a negative adjustment of $3,412,000 related to unrealized holding losses, net of taxes, on investment securities available for sale while shareholders’ equity at December 31, 2012 included a positive adjustment of $4,456,000, related to unrealized holding gains, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders’ equity to total assets would have been 8.44% and 7.99% at December 31, 2013 and 2012, respectively.

Average shareholders’ equity and average total assets were $76,663,000 and $923,188,000 for 2013, an increase of 9.2% and 3.3%, respectively, from 2012 average equity and average total assets of $70,196,000 and $893,476,000, respectively. The ratio of average total equity to total average assets was 8.30% for 2013, compared to 7.86% for 2012.

QNB is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law as amended (the BCL). The BCL operates generally to preclude dividend payments, if the effect thereof would render QNB insolvent, as defined. As a practical matter, QNB’s payment of dividends is contingent upon its ability to obtain funding in the form of dividends from the Bank. Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2013, $70,742,000 of retained earnings was available for dividends without prior regulatory approval, subject to the regulatory capital requirements discussed below. QNB paid dividends to its shareholders of $1.08 per share and $1.04 per share in 2013 and 2012, respectively.

QNB is subject to various regulatory capital requirements as issued by Federal regulatory authorities. Regulatory capital is defined in terms of Tier 1 capital (shareholders’ equity excluding unrealized gains or losses on available-for-sale securities and disallowed intangible assets), Tier 2 capital which includes the allowable portion of the allowance for loan losses which is limited to 1.25% of risk-weighted assets and a portion of the unrealized gains on equity securities, and total capital (Tier 1 plus Tier 2). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet arrangements, such as letters of credit and loan commitments, based on associated risk. Regulators have also adopted minimum Tier 1 leverage ratio standards, which measure the ratio of Tier I capital to total quarterly average assets.

The minimum regulatory capital ratios are 4.00% for Tier 1 capital, 8.00% for total risk-based capital and 4.00% for leverage. Under the requirements, at December 31, 2013 and 2012, QNB has a Tier 1 capital ratio of 12.68% and 12.33%, a total risk-based ratio of 14.01% and 13.60%, and a leverage ratio of 8.45% and 7.96%, respectively. All regulatory capital ratios have improved from December 31, 2012 as the growth rate of Tier I and total risk based capital has exceeded the growth rate of risk-weighted and quarterly average assets.

Continuing to impact risk-weighted assets is the $27,260,000 of risk-weighted assets due to mezzanine tranches of pooled trust preferred securities that were downgraded below investment grade during the first quarter of 2009. Although the amortized cost of these securities was only $3,276,000 at December 31, 2013, regulatory guidance required an additional $23,984,000 to be included in risk-weighted assets. The Bank utilized the method as outlined in the Call Report Instructions for an available-for-sale bond that has not triggered the Low Level Exposure (LLE) rule. The mezzanine tranches of CDOs that utilized this method of risk-weighting are five out of seven pooled trust preferred securities (PreTSLs) held by the Bank as of December 31, 2013. The other two pooled trust preferred securities have only one tranche remaining so the treatment noted above does not apply.

QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $823,000 and $912,000 to capital during 2013 and 2012, respectively.

The Board of Directors has authorized the repurchase of up to 100,000 shares of QNB’s common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of December 31, 2013 and 2012, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There were no shares repurchased under the plan since the first quarter of 2009.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from “well capitalized” to “critically undercapitalized.” At December 31, 2013 and 2012, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the “well-capitalized” criterion which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

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

QNB will continue to analyze these new rules and their effects on the business, operations and capital levels of the Company and the Bank.

Capital Analysis
December 31,	2013	2012
Tier 1
Shareholders' equity	$75,625	$77,623
Net unrealized securities losses (gains), net of tax	3,412	(4,456)
Total Tier 1 risk-based capital	79,037	73,167

Tier 2
Allowable portion: Allowance for loan losses	7,806	7,449
Unrealized gains on equity securities, net of tax	487	142
Total risk-based capital	$87,330	$80,758
Risk-weighted assets	$623,389	$593,630
Quarterly average assets	$935,477	$919,040

Capital Ratios
December 31,	2013	2012
Tier 1 capital/risk-weighted assets	12.68%	12.33%
Total risk-based capital/risk-weighted assets	14.01%	13.60%
Tier 1 capital/average assets (leverage ratio)	8.45%	7.96%

Recently Issued Accounting Standards

Refer to Note 1 of the Notes to Consolidated Financial Statements for discussion of recently issued accounting standards.

Critical Accounting Policies and Estimates

Disclosure of the Company’s significant accounting policies is included in Note 1 to Consolidated Financial Statements. Additional information is contained in Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements for the most sensitive of these issues. The discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of QNB, which are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and predominant practices within the banking industry. The preparation of these consolidated financial statements requires QNB to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. QNB evaluates estimates on an on-going basis, including those related to the determination of the allowance for loan losses, the determination of the valuation of other real estate owned, other-than-temporary impairments on investment securities, the determination of impairment of restricted bank stock, the valuation of deferred tax assets, stock-based compensation and income taxes. QNB bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company follows the accounting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10 as it relates to the recognition and presentation of other-than-temporary impairment (“OTTI”). This accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held to maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the non-credit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

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

Stock-Based Compensation

At December 31, 2013, QNB sponsored stock-based compensation plans, administered by a Board committee, under which both qualified and nonqualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with ASC 718, Compensation – Stock Compensation. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimates the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

QNB Corp.

We have audited the accompanying consolidated balance sheets of QNB Corp. and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QNB Corp. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Reading, Pennsylvania
March 31, 2014

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
December 31,	2013	2012
Assets
Cash and due from banks	$12,717	$14,859
Interest-bearing deposits in banks	3,569	594
Total cash and cash equivalents	16,286	15,453

Investment securities
Available-for-sale (amortized cost $393,840 and $394,750)	388,670	401,502
Held-to-maturity (fair value $162 and $166)	146	146
Restricted investment in bank stocks	1,764	2,244
Loans held-for-sale	-	1,616
Loans receivable	501,716	477,733
Allowance for loan losses	(8,925)	(9,772)
Net loans	492,791	467,961
Bank-owned life insurance	10,407	10,074
Premises and equipment, net	9,875	8,973
Accrued interest receivable	2,579	2,803
Other assets	10,365	9,102
Total assets	$932,883	$919,874

Liabilities
Deposits
Demand, non-interest bearing	$75,987	$73,685
Interest-bearing demand	236,910	191,335
Money market	54,861	76,047
Savings	207,229	191,337
Time	153,803	173,889
Time of $100,000 or more	85,742	95,345
Total deposits	814,532	801,638
Short-term borrowings	35,156	32,488
Long-term debt	5,000	5,287
Accrued interest payable	392	487
Other liabilities	2,178	2,351
Total liabilities	857,258	842,251

Shareholders' Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,436,227 shares and 3,392,572 shares issued; 3,271,658 and 3,228,003 shares outstanding	2,148	2,121
Surplus	13,747	12,787
Retained earnings	65,618	60,735
Accumulated other comprehensive (loss) income, net of tax	(3,412)	4,456
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	75,625	77,623
Total liabilities and shareholders' equity	$932,883	$919,874

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except per share data)
Year ended December 31,	2013	2012
Interest Income
Interest and fees on loans	$22,245	$24,311
Interest and dividends on investment securities:
Taxable	5,611	6,183
Tax-exempt	2,682	2,816
Interest on interest-bearing balances and other interest income	46	38
Total interest income	30,584	33,348
Interest Expense
Interest on deposits
Interest-bearing demand	649	655
Money market	133	231
Savings	820	1,141
Time	1,882	2,391
Time of $100,000 or more	1,189	1,454
Interest on short-term borrowings	111	109
Interest on long-term debt	249	467
Total interest expense	5,033	6,448
Net interest income	25,551	26,900
Provision for loan losses	400	900
Net interest income after provision for loan losses	25,151	26,000
Non-Interest Income
Total other-than-temporary impairment loss on investment securities	(43)	(105)
Less: Portion of loss recognized in other comprehensive income (before taxes)	-	-
Net other-than temporary impairment losses on investment securities	(43)	(105)
Net gain on sale of investment securities	867	682
Net gain on investment securities	824	577
Fees for services to customers	1,594	1,476
ATM and debit card	1,499	1,467
Retail brokerage and advisory	523	39
Bank-owned life insurance	320	333
Merchant	367	373
Net gain on sale of loans	425	885
Other	261	259
Total non-interest income	5,813	5,409
Non-Interest Expense
Salaries and employee benefits	10,553	10,403
Net occupancy	1,638	1,630
Furniture and equipment	1,714	1,503
Marketing	971	829
Third party services	1,488	1,508
Telephone, postage and supplies	670	614
State taxes	690	647
FDIC insurance premiums	705	695
Other	1,797	1,796
Total non-interest expense	20,226	19,625
Income before income taxes	10,738	11,784
Provision for income taxes	2,346	2,609
Net Income	$8,392	$9,175
Earnings Per Share - Basic	$2.58	$2.87
Earnings Per Share - Diluted	$2.57	$2.86

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(in thousands)
Year ended December 31,	2013			2012
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$10,738	$2,346	$8,392	$11,784	$2,609	$9,175
Other comprehensive income:
Net unrealized holding (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(11,098)	(3,774)	(7,324)	261	89	172
Reclassification adjustment for gains included in net income	(824)	(280)	(544)	(577)	(196)	(381)
Other comprehensive (loss) income	(11,922)	(4,054)	(7,868)	(316)	(107)	(209)
Total comprehensive (loss) income	$(1,184)	$(1,708)	$524	$11,468	$2,502	$8,966

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					Accumulated
	Number of				Other
	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2011	3,174,245	$2,087	$11,679	$54,886	$4,665	$(2,476)	$70,841
Net income	-	-	-	9,175	-	-	9,175
Other comprehensive loss, net of tax	-	-	-	-	(209)	-	(209)
Cash dividends declared ($1.04 per share)	-	-	-	(3,326)	-	-	(3,326)
Stock issued in connection with dividend reinvestment and stock purchase plan	39,986	25	887	-	-	-	912
Stock issued for employee stock purchase plan	4,044	3	79	-	-	-	82
Stock issued for options exercised	9,728	6	47	-	-	-	53
Tax benefit of stock options exercised	-	-	19	-	-	-	19
Stock-based compensation expense	-	-	76	-	-	-	76
Balance, December 31, 2012	3,228,003	$2,121	$12,787	$60,735	$4,456	$(2,476)	$77,623
Net income	-	-	-	8,392	-	-	8,392
Other comprehensive loss, net of tax	-	-	-	-	(7,868)	-	(7,868)
Cash dividends declared ($1.08 per share)	-	-	-	(3,509)	-	-	(3,509)
Stock issued in connection with dividend reinvestment and stock purchase plan	35,481	22	801	-	-	-	823
Stock issued for employee stock purchase plan	3,692	2	77	-	-	-	79
Stock issued for options exercised	4,482	3	9	-	-	-	12
Tax benefit of stock options exercised	-	-	2	-	-	-	2
Stock-based compensation expense	-	-	71	-	-	-	71
Balance, December 31, 2013	3,271,658	$2,148	$13,747	$65,618	$(3,412)	$(2,476)	$75,625

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
Year ended December 31,	2013	2012
Operating Activities
Net income	$8,392	$9,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,146	1,010
Provision for loan losses	400	900
Net gains on investment securities available-for-sale	(824)	(577)
Net loss on sale of repossessed assets, other real estate owned and premises and equipment	179	9
Net gain on sale of loans	(425)	(885)
Proceeds from sales of residential mortgages held-for-sale	17,022	21,039
Origination of residential mortgages held-for-sale	(14,981)	(20,835)
Income on bank-owned life insurance	(320)	(333)
Stock-based compensation expense	71	76
Deferred income tax expense (benefit)	212	(409)
Net increase in income taxes payable	35	16
Net decrease in accrued interest receivable	224	187
Amortization of mortgage servicing rights and change in valuation allowance	55	195
Net amortization of premiums and discounts on investment securities	2,265	2,122
Net decrease in accrued interest payable	(95)	(302)
Decrease (increase) in other assets	4,140	(3,370)
(Decrease) increase in other liabilities	(173)	209
Net cash provided by operating activities	17,323	8,227
Investing Activities
Proceeds from payments, maturities and calls of investment securities
available-for-sale	110,123	135,580
held-to-maturity	-	1,181
Proceeds from the sale of investment securities
available-for-sale	19,559	44,600
Purchases of investment securities
available-for-sale	(130,213)	(235,452)
Proceeds from redemption of investment in restricted bank stock	656	139
Purchase of restricted bank stock	(176)	(608)
Net (increase) decrease in loans	(28,751)	10,971
Net purchases of premises and equipment	(2,048)	(2,374)
Proceeds from sales of repossessed assets	1,678	513
Net cash used by investing activities	(29,172)	(45,450)
Financing Activities
Net increase in non-interest bearing deposits	2,302	6,835
Net increase in interest-bearing deposits	10,592	44,091
Net increase in short-term borrowings	2,668	8,467
Repayments of long-term debt	(287)	(15,012)
Tax benefit from exercise of stock options	2	19
Cash dividends paid, net of reinvestment	(3,130)	(2,997)
Proceeds from issuance of common stock	535	718
Net cash provided by financing activities	12,682	42,121
Increase in cash and cash equivalents	833	4,898
Cash and cash equivalents at beginning of year	15,453	10,555
Cash and cash equivalents at end of year	$16,286	$15,453
Supplemental Cash Flow Disclosures
Interest paid	$5,128	$6,750
Income taxes paid	2,095	2,980
Non-cash transactions
Transfer of loans to repossessed assets or other real estate owned	3,521	863

The accompanying notes are an integral part of the consolidated financial statements.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Business

QNB Corp. (the “Company”), through its wholly-owned subsidiary, QNB Bank (the “Bank”), has been serving the residents and businesses of Bucks, Lehigh, and Montgomery counties in Pennsylvania since 1877. The Bank is a locally managed community bank that provides a full range of commercial, retail banking and retail brokerage services. The Bank encounters vigorous competition for market share in the communities it serves from bank holding companies, other community banks, thrift institutions, credit unions and other non-bank financial organizations such as mutual fund companies, insurance companies and brokerage companies. The Company manages its business as a single operating segment.

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

For comparative purposes, prior year’s consolidated financial statements have been reclassified to conform to the report classifications of the current year. The reclassifications had no effect on net income.

Tabular information, other than share and per share data, is presented in thousands of dollars.

Use of Estimates

These statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and predominant practices within the banking industry. The preparation of these consolidated financial statements requires QNB to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. QNB evaluates estimates on an on-going basis. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the determination of the valuation of other real estate owned, other-than-temporary impairment of investment securities, the determination of impairment of restricted bank stock and the valuation of deferred tax assets and income taxes. QNB bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Investment Securities

Investment securities that QNB has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported in other comprehensive income or loss, a separate component of shareholders’ equity. Management determines the appropriate classification of securities at the time of purchase. QNB had no trading securities at December 31, 2013 and 2012.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (continued)

Investment Securities (continued)

Premiums and discounts on debt securities are recognized in interest income using a constant yield method. Gains and losses on sales of available-for-sale securities are recorded on the trade date and are computed on the specific identification method and included in non-interest income.

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

The Company follows the accounting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10 as it relates to the recognition and presentation of other-than-temporary impairment (“OTTI”). This accounting guidance specifies that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held to maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the non-credit portion of a previous other-than-temporary impairment would be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

Restricted Investment in Bank Stock

Restricted bank stock is comprised of restricted stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) in the amount of $1,752,000 and the Atlantic Central Bankers Bank in the amount of $12,000 at December 31, 2013. Federal law requires a member institution of the FHLB to hold stock of its district bank according to a predetermined formula. These restricted securities are carried at cost.

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. At December 31, 2013 and 2012, the Company had foreclosed assets of $2,825,000 and $1,161,000, respectively. These amounts are included in other assets on the balance sheet.

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

Bank-Owned Life Insurance

The Bank invests in bank-owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a select group of employees. The Bank is the owner and beneficiary of the policies. Income from the increase in cash surrender value of the policies as well as the receipt of death benefits is included in non-interest income on the income statement.

The Company follows the accounting guidance for postretirement benefit aspects of endorsement split-dollar life insurance arrangements which applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance policies. It requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. The expense recorded during both 2013 and 2012 was approximately $19,000 and is included in non-interest expense under salaries and benefits expense.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

At December 31, 2013, QNB sponsored stock-based compensation plans, administered by a Board committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with FASB ASC 718, Compensation - Stock Compensation. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.

Stock-based compensation expense was approximately $71,000 and $76,000 for the years ended December 31, 2013 and 2012, respectively. There was no tax benefit recognized related to this compensation for the years ended December 31, 2013 and 2012.

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

Year ended December 31,	2013	2012
Risk free interest rate	0.35%	0.39%
Dividend yield	4.26	4.68
Volatility	34.1	33.8
Expected life (years)	5.0	5.0

The weighted average fair value per share of options granted during 2013 and 2012 was $4.52 and $3.81, respectively. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

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

In connection with the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions, QNB has evaluated its tax positions as of December 31, 2013. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has more than a 50 percent likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more-likely-than-not” threshold guidelines, QNB believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2013, QNB had no material unrecognized tax benefits or accrued interest and penalties. QNB’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company and its subsidiary are subject to U.S. Federal income tax as well as income tax of the Commonwealth of Pennsylvania. QNB is no longer subject to examination by U.S. Federal or State taxing authorities for years before 2010.

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

Subsequent Events

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2013 for items that should potentially be recognized or disclosed in these financial statements.

On March 6, 2014, QNB filed a Form 8-K with the Securities and Exchange Commission announcing it is changing its website address to www.qnbbank.com as part of the Company’s ongoing online rebranding efforts. Beginning on or about March 31, 2014, visitors to the Bank’s original site (www.qnb.com) will be redirected to www.qnbbank.com. The redirection period will last until September 30, 2014 at which time the original site (www.qnb.com) will be taken out of service. Then, on December 31, 2014, ownership of the website address (www.qnb.com) will be transferred to Qatar National Bank who has agreed to purchase it from QNB Bank for $1,000,000.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The amendments in this guidance require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This amendment is effective prospectively for reporting periods beginning after December 15, 2012 for public companies. The application of this standard did not have a material impact on the Company’s financial statements, but it did result in additional required disclosures that can be found in Note 16.

Note 2 – Earnings Per Share and Share Repurchase Plan

The following table sets forth the computation of basic and diluted earnings per share:

Year ended December 31,	2013	2012
Numerator for basic and diluted earnings per share - net income	$8,392	$9,175
Denominator for basic earnings per share - weighted average shares outstanding	3,248,397	3,197,204
Effect of dilutive securities - employee stock options	11,678	12,653
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,260,075	3,209,857
Earnings per share - basic	$2.58	$2.87
Earnings per share - diluted	$2.57	$2.86

There were 49,800 and 51,600 stock options that were anti-dilutive as of December 31, 2013 and 2012, respectively. These stock options were not included in the above calculation.

On January 24, 2008, QNB announced that the Board of Directors authorized the repurchase of up to 50,000 shares of its common stock in open market or privately negotiated transactions. On February 9, 2009, the Board of Directors approved increasing the authorization to 100,000 shares. The repurchase authorization does not bear a termination date. There were no shares repurchased during the years ended December 31, 2013 or 2012. As of December 31, 2013 and 2012, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

Note 3 – Cash and Cash Equivalents

Included in cash and cash equivalents are reserves in the form of deposits with the Federal Reserve Bank of Philadelphia. As of December 31, 2013 and 2012 QNB was not required to maintain reserves with the Federal Reserve Bank of Philadelphia.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities

Available-For-Sale

The amortized cost and fair values of investment securities available-for-sale at December 31, 2013 and December 31, 2012 were as follows:

December 31, 2013
		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
	value	gains	losses	cost
U.S. Government agency	$71,639	$195	$(1,702)	$73,146
State and municipal	87,199	1,023	(1,627)	87,803
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	139,723	1,436	(2,361)	140,648
Collateralized mortgage obligations (CMOs)	75,394	556	(2,334)	77,172
Pooled trust preferred	2,069	85	(1,535)	3,519
Corporate debt	6,021	24	(13)	6,010
Equity	6,625	1,127	(44)	5,542
Total investment securities available-for-sale	$388,670	$4,446	$(9,616)	$393,840

December 31, 2012
		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
	value	gains	losses	cost
U.S. Government agency	$104,130	$750	$(19)	$103,399
State and municipal	86,789	3,141	(91)	83,739
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	107,973	3,169	(33)	104,837
Collateralized mortgage obligations (CMOs)	94,091	1,188	(155)	93,058
Pooled trust preferred	1,962	51	(1,608)	3,519
Corporate debt	2,502	44	-	2,458
Equity	4,055	402	(87)	3,740
Total investment securities available-for-sale	$401,502	$8,745	$(1,993)	$394,750

The amortized cost and fair value of securities available-for-sale by contractual maturity at December 31, 2013 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and state and municipal securities which are based on pre-refunded date, if applicable.

		Amortized
December 31, 2013	Fair value	cost
Due in one year or less	$11,706	$11,524
Due after one year through five years	214,304	214,741
Due after five years through ten years	118,631	122,503
Due after ten years	37,404	39,530
Equity securities	6,625	5,542
Total investment securities available-for-sale	$388,670	$393,840

Proceeds from sales of investment securities available-for-sale were $19,559,000 and $44,600,000 for the years ended December 31, 2013 and 2012, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities (continued)

The following table presents information related to the Company’s gains and losses on the sales of equity and debt securities, and losses recognized for the other-than-temporary impairment (OTTI) of these investments.

December 31,	2013				2012
			Other-than-				Other-than-
	Gross	Gross	temporary		Gross	Gross	temporary
	realized	realized	impairment		realized	realized	impairment
	gains	losses	losses	Net gains	gains	losses	losses	Net gains
Equity securities	$672	$-	$(43)	$629	$556	$-	$(105)	$451
Debt securities	196	(1)	-	195	287	(161)	-	126
Total	$868	$(1)	$(43)	$824	$843	$(161)	$(105)	$577

The tax expense applicable to the net realized gains were $280,000 and $196,000 for the years ended December 31, 2013 and 2012.

There were no other-than-temporary impairment charges recognized for debt securities still held by QNB for the years ended December 31, 2013 or 2012.

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

The following table presents a rollforward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the year. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized in 2013 or 2012. The following table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Year ended December 31,	2013	2012
Balance, beginning of year	$1,271	$1,279
Reductions: gain on payoff	-	(8)
Additions:
Initial credit impairments	-	-
Subsequent credit impairments	-	-
Balance, end of year	$1,271	$1,271

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities (continued)

Held-To-Maturity

The amortized cost and fair values of investment securities held-to-maturity at December 31, 2013 and December 31, 2012 were as follows:

December 31,	2013				2012
		Gross	Gross			Gross	Gross
		unrealized	unrealized			unrealized	unrealized
	Amortized	holding	holding	Fair	Amortized	holding	holding	Fair
	cost	gains	losses	value	cost	gains	losses	value
State and municipal	$146	$16	-	$162	$146	$20	-	$166

The amortized cost and fair value of securities held-to-maturity by contractual maturity at December 31, 2013 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Amortized
December 31, 2013	Fair value	cost
Due in one year or less	-	-
Due after one year through five years	$162	$146
Due after five years through ten years	-	-
Due after ten years	-	-
Total investment securities held-to-maturity	$162	$146

There were no sales of investment securities classified as held-to-maturity during 2013 or 2012.

At December 31, 2013 and December 31, 2012, investment securities available-for-sale totaling $207,868,000 and $170,433,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

Securities that have been in a continuous unrealized loss position are as follows:

December 31, 2013
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency	44	$54,563	$(1,548)	2,846	$(154)	$57,409	$(1,702)
State and municipal	87	33,750	(1,379)	4,288	(248)	38,038	(1,627)
Mortgage-backed	54	75,720	(2,238)	1,884	(123)	77,604	(2,361)
Collateralized mortgage obligations (CMOs)	45	33,622	(1,413)	18,567	(921)	52,189	(2,334)
Pooled trust preferred	5	-	-	1,683	(1,535)	1,683	(1,535)
Corporate debt	2	1,987	(13)	-	-	1,987	(13)
Equity	3	394	(24)	136	(20)	530	(44)
Total	240	$200,036	$(6,615)	$29,404	$(3,001)	$229,440	$(9,616)

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities (continued)

December 31, 2012
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency	4	$3,992	$(19)	-	$-	$3,992	$(19)
State and municipal	15	6,472	(91)	-	-	6,472	(91)
Mortgage-backed	9	13,439	(33)	-	-	13,439	(33)
Collateralized mortgage obligations (CMOs)	19	28,396	(155)	-	-	28,396	(155)
Pooled trust preferred	5	-	-	1,609	(1,608)	1,609	(1,608)
Equity	7	587	(45)	272	(42)	859	(87)
Total	59	$52,886	$(343)	$1,881	$(1,650)	$54,767	$(1,993)

Management evaluates debt securities, which are comprised of U.S. Government Agencies, state and municipalities, mortgage-backed securities, CMOs and other issuers, for OTTI and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at December 31, 2013 in U.S. Government securities, state and municipal securities, mortgage-backed securities, CMOs, and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. QNB has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds seven pooled trust preferred securities as of December 31, 2013. These securities have a total amortized cost of $3,519,000 and a fair value of $2,069,000. Five of the seven securities have been in an unrealized loss position for more than twelve months. All of the pooled trust preferred securities are available-for-sale securities and are carried at fair value.

The following table provides additional information related to pooled trust preferred securities (PreTSLs) as of December 31, 2013:

Deal	Class	Book value	Fair value	Unreal-ized gains (losses)	Realized OTTI credit loss (YTD 2013)	Total recognized OTTI credit loss	Moody's /Fitch ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine*	$243	$200	$(43)	$-	$(1)	B1/B	5	-	18.0%	139.7%
PreTSL V	Mezzanine*	-	-	-	-	(118)	C/D	-	-	100	12.9
PreTSL XVII	Mezzanine	752	432	(320)	-	(222)	C/C	32	5	32.9	79.1
PreTSL XIX	Mezzanine	988	427	(561)	-	-	C/C	36	13	22.6	82.7
PreTSL XXV	Mezzanine	766	339	(427)	-	(222)	C/C	42	6	33	81.1
PreTSL XXVI	Mezzanine	469	285	(184)	-	(270)	C/C	40	7	30.2	84.0
PreTSL XXVI	Mezzanine	301	386	85	-	(438)	C/C	40	7	30.2	84.0
		$3,519	$2,069	$(1,450)	$-	$(1,271)

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

On December 10, 2013, Federal Banking Regulators issued final rules regarding implementation of Section 619 of the Dodd-Frank Act ("the Volcker rule") which stated that “a banking entity may not, as principal, directly or indirectly, acquire or retain any ownership interest in or sponsor a covered fund”. The interpretation of the final rules indicated that a very high percentage of pooled trust preferred securities would be considered "covered funds". The rules also required that banks dispose of their covered funds by July 21, 2015, subject to a regulatory extension of up to five years. This would have triggered accounting requirements to record pooled trust preferred securities to fair value through the income statement. As a result of this regulation there were some trades of pooled trust preferred securities during December of 2013. On January 14, 2014, Regulators released a final interim rule authorizing retention of pooled trust preferred securities backed primarily by bank-issued trust preferred securities which included the PreTSLs held by QNB. Due to the uncertainty invoked between the original release of the Volcker Rule and the final interim rule, there was a noticeable increase in trading activity. However, we believe most of these trades occurred under distress and do not represent trades made in an orderly market. Despite the trades that took place as discussed previously, the market for these securities at December 31, 2013 was not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and the market values for these securities are depressed relative to historical levels. Lack of liquidity in the market for trust

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities (continued)

preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. As illustrated in the previous table, these securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities, except for PreTSL IV and V which represent the senior-most obligation of the trust.

On a quarterly basis we evaluate our debt securities for OTTI, which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit-related portion and a non-credit related portion of OTTI are determined.

The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. For the year ended December 31, 2013, no other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. In addition, a weighting factor was applied to any available trade data when determining the final estimation of fair value. Additional information related to this analysis follows:

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

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows (including prepayments), credit worthiness of the underlying banks and insurance companies and determination of probability and severity of default of the underlying collateral. The following provides additional information for each of these variables:

●

Estimate of Future Cash Flows – Cash flows are constructed in an INTEXcalc valuation model. INTEX is a proprietary cash flow model recognized as the industry standard for analyzing all types of structured debt products. It includes each deal’s structural features updated with trustee information, including asset-by-asset detail, as it becomes available. The modeled cash flows are then used to determine if all the scheduled principal and interest payments of the investments will be returned. For purposes of the cash flow analysis, relatively modest rates of prepayment were forecasted (1%). In addition to the base prepayment assumption, due to the enactment of the Dodd-Frank financial legislation additional prepayment analysis was performed. First, trust preferred securities issued by banks with more than $15 billion in total assets at December 31, 2009 were identified. The current credit rating of these institutions was reviewed and it was assumed that any issuer with an investment grade credit rating would prepay their issuance as soon as possible or July 1, 2015 for bank holding company subsidiaries of foreign banking organizations that have relied on Supervision and Regulation Letter SR-01-1. For those institutions rated below investment grade the holding companies’ approximate cost of long-term funding given their rating and marketplace interest rate was estimated. The following assumption was made; any holding company that could refinance for a cost savings of more than 2% will refinance and will do so as soon as possible, or July 1, 2015. Finally, for issuers not impacted by the Tier 1 regulatory capital legislation enacted by the Dodd-Frank Act, the issuers that have shown a recent history of prepayment of both floating rate and fixed rate issues were identified and it was assumed these issuers will prepay as soon as possible.

●

Credit Analysis – A quarterly credit evaluation is performed for the companies comprising the collateral across the various pooled trust preferred securities. This credit evaluation considers any available evidence and focuses on capitalization, asset quality, profitability, liquidity, stock price performance, whether the institution has received TARP funding and whether the institution has shown the ability to generate additional capital either internally or externally.

●

Probability of Default – A near-term probability of default is determined for each issuer based on its financial condition and is used to calculate the expected impact of future deferrals and defaults on the expected cash flows. Each issuer in the collateral pool is assigned a near-term probability of default based on individual performance and financial characteristics. Various studies suggest that the rate of bank failures between 1934 and 2008 were approximately 0.36%. Thus, in addition to the specific bank default assumptions used for the near term, future defaults on the individual banks in the analysis for 2014 and beyond the rate used is calculated based on using the above mentioned thirty-six basis points and factoring that number based on a comparison of key financial ratios of active individual issuers without a short-term probability of default compared to all FDIC insured banks.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities (continued)

●

Severity of Loss – In addition to the probability of default discussed above, a severity of loss (projected recovery) is determined in all cases. In the current analysis, the severity of loss ranges from 0% to 100% depending on the estimated credit worthiness of the individual issuer. Based on information from various published studies, a 95% severity of loss was utilized for defaults projected in 2014 and thereafter.

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

Based upon the analysis performed by management as of December 31, 2013, it is probable that we will collect all contractual principal and interest payments on one of our seven pooled trust preferred securities, PreTSL XIX. The expected principal shortfall on the remaining pooled trust preferred securities resulted in credit related other-than-temporary impairment charges in previous years. All of these pooled trust preferred securities held by QNB could be subject to additional writedowns in the future if additional deferrals and defaults occur.

Note 5 - Loans Receivable and the Allowance for Loan Losses

Major classes of loans are as follows:

December 31,	2013	2012
Commercial:
Commercial and industrial	$111,339	$100,063
Construction	15,929	11,061
Secured by commercial real estate	190,602	192,867
Secured by residential real estate	47,672	41,003
State and political subdivisions	33,773	34,256
Loans to depository institutions	1,250	3,250
Indirect lease financing	8,364	9,685
Retail:
1-4 family residential mortgages	29,730	28,733
Home equity loans and lines	59,977	54,860
Consumer	3,116	2,012
Total loans	501,752	477,790
Net unearned fees	(36)	(57)
Loans receivable	$501,716	$477,733

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At December 31, 2013 and 2012, overdrafts were $138,000 and $103,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at December 31, 2013, there were no concentrations of loans exceeding 10% of total loans.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2013 and 2012:

December 31, 2013	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$100,943	$59	$10,337	$-	$111,339
Construction	13,751	827	1,351	-	15,929
Secured by commercial real estate	163,349	4,199	23,054	-	190,602
Secured by residential real estate	43,854	187	3,631	-	47,672
State and political subdivisions	33,488	-	285	-	33,773
Loans to depository institutions	1,250	-	-	-	1,250
Indirect lease financing	8,199	-	165	-	8,364
	$364,834	$5,272	$38,823	$-	$408,929

December 31, 2012	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$88,427	$3,843	$7,763	$30	$100,063
Construction	5,558	1,513	3,990	-	11,061
Secured by commercial real estate	157,678	7,493	27,696	-	192,867
Secured by residential real estate	36,078	1,199	3,726	-	41,003
State and political subdivisions	32,303	-	1,953	-	34,256
Loans to depository institutions	3,250	-	-	-	3,250
Indirect lease financing	9,329	-	356	-	9,685
	$332,623	$14,048	$45,484	$30	$392,185

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of December 31, 2013 and 2012:

December 31, 2013	Performing	Non- performing	Total
Retail:
1-4 family residential mortgages	$29,329	$401	$29,730
Home equity loans and lines	59,712	265	59,977
Consumer	3,099	17	3,116
	$92,140	$683	$92,823

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

December 31, 2012	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$28,398	$335	$28,733
Home equity loans and lines	54,514	346	54,860
Consumer	2,012	-	2,012
	$84,924	$681	$85,605

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2013 and 2012:

December 31, 2013	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$112	-	$17	$129	$111,210	$111,339
Construction	-	-	-	-	15,929	15,929
Secured by commercial real estate	1,126	$361	255	1,742	188,860	190,602
Secured by residential real estate	1,242	98	105	1,445	46,227	47,672
State and political subdivisions	65	65	-	130	33,643	33,773
Loans to depository institutions	-	-	-	-	1,250	1,250
Indirect lease financing	311	152	-	463	7,901	8,364
Retail:
1-4 family residential mortgages	752	5	270	1,027	28,703	29,730
Home equity loans and lines	295	2	106	403	59,574	59,977
Consumer	25	5	17	47	3,069	3,116
	$3,928	$688	$770	$5,386	$496,366	$501,752

December 31, 2012	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$76	-	-	$76	$99,987	$100,063
Construction	-	-	-	-	11,061	11,061
Secured by commercial real estate	407	$1,460	$3,097	4,964	187,903	192,867
Secured by residential real estate	44	523	293	860	40,143	41,003
State and political subdivisions	71	1	-	72	34,184	34,256
Loans to depository institutions	-	-	-	-	3,250	3,250
Indirect lease financing	344	80	35	459	9,226	9,685
Retail:
1-4 family residential mortgages	-	197	-	197	28,536	28,733
Home equity loans and lines	152	153	197	502	54,358	54,860
Consumer	33	11	-	44	1,968	2,012
	$1,127	$2,425	$3,622	$7,174	$470,616	$477,790

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due more than 90 days and still accruing interest as of December 31, 2013 and 2012:

December 31, 2013	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	-	$3,956
Construction	-	1,319
Secured by commercial real estate	-	4,630
Secured by residential real estate	-	2,829
State and political subdivisions	-	-
Loans to depository institutions	-	-
Indirect lease financing	-	37
Retail:
1-4 family residential mortgages	-	401
Home equity loans and lines	-	265
Consumer	$1	16
	$1	$13,453

December 31, 2012	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$-	$6,174
Construction	-	2,480
Secured by commercial real estate	-	6,748
Secured by residential real estate	-	2,390
State and political subdivisions	-	1
Loans to depository institutions	-	-
Indirect lease financing	-	98
Retail:
1-4 family residential mortgages	-	335
Home equity loans and lines	-	346
Consumer	-	-
	$-	$18,572

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

Activity in the allowance for loan losses for the years ended December 31, 2013 and 2012 are as follows:

Year ended December 31, 2013	Balance, beginning of year	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of year
Commercial:
Commercial and industrial	$2,505	$(421)	$(68)	$28	$2,044
Construction	209	230	-	-	439
Secured by commercial real estate	3,795	(259)	(639)	1	2,898
Secured by residential real estate	1,230	743	(401)	60	1,632
State and political subdivisions	260	(75)	-	1	186
Loans to depository institutions	15	(11)	-	-	4
Indirect lease financing	168	(93)	(2)	30	103
Retail:
1-4 family residential mortgages	324	(21)	-	-	303
Home equity loans and lines	582	207	(234)	28	583
Consumer	27	88	(77)	26	64
Unallocated	657	12	N/A	N/A	669
	$9,772	$400	$(1,421)	$174	$8,925

Year ended December 31, 2012	Balance, beginning of year	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of year
Commercial:
Commercial and industrial	$2,959	$(429)	$(101)	$76	$2,505
Construction	556	(347)	-	-	209
Secured by commercial real estate	3,124	680	(85)	76	3,795
Secured by residential real estate	746	595	(111)	-	1,230
State and political subdivisions	195	65	-	-	260
Loans to depository institutions	20	(5)	-	-	15
Indirect lease financing	312	(95)	(85)	36	168
Retail:
1-4 family residential mortgages	249	94	(21)	2	324
Home equity loans and lines	625	59	(114)	12	582
Consumer	20	61	(64)	10	27
Unallocated	435	222	N/A	N/A	657
	$9,241	$900	$(581)	$212	$9,772

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $1,960,000 and $2,578,000 as of December 31, 2013 and 2012, respectively. Non-performing TDRs totaled $6,601,000 and $3,299,000 as of December 31, 2013 and 2012, respectively. All TDRs are included in impaired loans.

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment. There were charge-offs resulting from loans modified as TDRs of $551,000 and $0 during the years ended December 31, 2013 and 2012, respectively.

December 31,	2013		2012
	Recorded investment (balance)	Related allowance	Recorded investment (balance)	Related allowance

TDRs with no specific allowance recorded	$5,647	-	$2,873	-
TDRs with an allowance recorded	2,914	$1,395	3,004	$692
	$8,561	$1,395	$5,877	$692

The majority of the TDR concessions made during the year ended December 31, 2013 involved a period of interest only, an extension of a maturity date, or a below market interest rate. As of December 31, 2013 and 2012, QNB had commitments of $1,603,000 and $0, respectively, to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings.

The following table presents loans, by loan class, modified as TDRs during the years ended December 31, 2013 and 2012. The pre-modification outstanding recorded investment disclosed represents the carrying amounts immediately prior to the modification of the loan.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

Year ended December 31,	2013			2012
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial:
Commercial and industrial	1	$757	$757	2	$491	$426
Construction	2	1,319	1,319	-	-	-
Secured by commercial real estate	1	1,822	1,805	1	2,380	2,311
Secured by residential real estate	12	690	676	10	564	554
Retail:
1-4 family residential mortgages	-	-	-	1	145	137
Home equity loans and lines	-	-	-	1	38	37
	16	$4,588	$4,557	15	$3,618	$3,465

The following table presents loans modified as TDRs, included above, within the previous 12 months from December 31, 2013 and 2012, for which there was a payment default, past due 60 days or more, during the respective year end:

Year ended December 31,	2013		2012
TDRs Subsequently Defaulted	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Commercial:
Commercial and industrial	-	-	1	$387
Secured by residential real estate	6	$361	10	554
	6	$361	11	$941

The following tables present the balance in the allowance of loan losses disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
December 31, 2013	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,044	$1,106	$938	$111,339	$10,304	$101,035
Construction	439	121	318	15,929	1,351	14,578
Secured by commercial real estate	2,898	9	2,889	190,602	12,288	178,314
Secured by residential real estate	1,632	639	993	47,672	2,833	44,839
State and political subdivisions	186	-	186	33,773	-	33,773
Loans to depository institutions	4	-	4	1,250	-	1,250
Indirect lease financing	103	3	100	8,364	37	8,327
Retail:
1-4 family residential mortgages	303	63	240	29,730	522	29,208
Home equity loans and lines	583	70	513	59,977	266	59,711
Consumer	64	11	53	3,116	16	3,100
Unallocated	669	N/A	N/A	N/A	N/A	N/A
	$8,925	$2,022	$6,234	$501,752	$27,617	$474,135

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

	Allowance for Loan Losses			Loans Receivable
December 31, 2012	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,505	$1,309	$1,196	$100,063	$7,753	$92,310
Construction	209	-	209	11,061	3,990	7,071
Secured by commercial real estate	3,795	619	3,176	192,867	14,931	177,936
Secured by residential real estate	1,230	543	687	41,003	2,843	38,160
State and political subdivisions	260	-	260	34,256	1,849	32,407
Loans to depository institutions	15	-	15	3,250	-	3,250
Indirect lease financing	168	13	155	9,685	98	9,587
Retail:
1-4 family residential mortgages	324	90	234	28,733	456	28,277
Home equity loans and lines	582	127	455	54,860	384	54,476
Consumer	27	-	27	2,012	-	2,012
Unallocated	657	N/A	N/A	N/A	N/A	N/A
	$9,772	$2,701	$6,414	$477,790	$32,304	$445,486

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

The following tables summarize additional information in regards to impaired loans by loan portfolio class as of December 31, 2013 and 2012:

December 31, 2013	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
With no specific allowance recorded:
Commercial:
Commercial and industrial	$8,222	$8,417	$-
Construction	916	1,140	-
Secured by commercial real estate	12,251	12,568	-
Secured by residential real estate	728	839	-
State and political subdivisions	-	-	-
Loans to depository institutions	-	-	-
Indirect lease financing	13	16	-
Retail:
1-4 family residential mortgages	250	274	-
Home equity loans and lines	135	150	-
Consumer	-	-	-
	$22,515	$23,404	$-

With an allowance recorded:
Commercial:
Commercial and industrial	$2,082	$2,350	$1,106
Construction	435	493	121
Secured by commercial real estate	37	37	9
Secured by residential real estate	2,105	2,248	639
State and political subdivisions	-	-	-
Loans to depository institutions	-	-	-
Indirect lease financing	24	27	3
Retail:
1-4 family residential mortgages	272	284	63
Home equity loans and lines	131	154	70
Consumer	16	16	11
	$5,102	$5,609	$2,022

Total:
Commercial:
Commercial and industrial	$10,304	$10,767	$1,106	$6,732	$34
Construction	1,351	1,633	121	3,179	46
Secured by commercial real estate	12,288	12,605	9	13,765	399
Secured by residential real estate	2,833	3,087	639	3,090	23
State and political subdivisions	-	-	-	1,636	53
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	37	43	3	63	-
Retail:
1-4 family residential mortgages	522	558	63	495	5
Home equity loans and lines	266	304	70	293	-
Consumer	16	16	11	1	-
	$27,617	$29,013	$2,022	$29,254	$560

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

December 31, 2012	Recorded investment (after charge- offs)	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
With no specific allowance recorded:
Commercial:
Commercial and industrial	$5,241	$5,477	$-
Construction	3,990	4,170	-
Secured by commercial real estate	11,392	12,128	-
Secured by residential real estate	897	912	-
State and political subdivisions	1,849	1,850	-
Loans to depository institutions	-	-	-
Indirect lease financing	37	44	-
Retail:
1-4 family residential mortgages	181	198	-
Home equity loans and lines	184	196	-
Consumer	-	-	-
	$23,771	$24,975	$-

With an allowance recorded:
Commercial:
Commercial and industrial	$2,512	$2,687	$1,309
Construction	-	-	-
Secured by commercial real estate	3,539	4,023	619
Secured by residential real estate	1,946	2,024	543
State and political subdivisions	-	-	-
Loans to depository institutions	-	-	-
Indirect lease financing	61	67	13
Retail:
1-4 family residential mortgages	275	287	90
Home equity loans and lines	200	214	127
Consumer	-	-	-
	$8,533	$9,302	$2,701

Total:
Commercial:
Commercial and industrial	$7,753	$8,164	$1,309	$7,657	$74
Construction	3,990	4,170	-	4,972	111
Secured by commercial real estate	14,931	16,151	619	14,883	541
Secured by residential real estate	2,843	2,936	543	2,439	47
State and political subdivisions	1,849	1,850	-	1,478	64
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	98	111	13	86	-
Retail:
1-4 family residential mortgages	456	485	90	518	5
Home equity loans and lines	384	410	127	510	5
Consumer	-	-	-	-	-
	$32,304	$34,277	$2,701	$32,543	$847

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Premises and Equipment

Premises and equipment, stated at cost less accumulated depreciation and amortization, are summarized below:

December 31,	2013	2012
Land and buildings	$10,763	$9,537
Furniture and equipment	12,022	11,352
Leasehold improvements	2,304	2,304
Book value	25,089	23,193
Accumulated depreciation and amortization	(15,214)	(14,220)
Net book value	$9,875	$8,973

Depreciation and amortization expense on premises and equipment amounted to $1,146,000 and $1,010,000 for the years ended December 31, 2013 and 2012, respectively.

Note 7 – Intangible Assets and Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $81,750,000 and $77,654,000 at December 31, 2013 and 2012, respectively.

The following table reflects the activity of mortgage servicing rights for the periods indicated:

Year ended December 31,	2013	2012
Balance at beginning of year	$448	$490
Mortgage servicing rights capitalized	126	153
Mortgage servicing rights amortized	(92)	(142)
Fair market value adjustments	37	(53)
Balance at end of year	$519	$448

The balance of these mortgage servicing rights are included in other assets at December 31, 2013 and 2012 and the fair value of these rights was $643,000 and $464,000, respectively. The fair value of servicing rights was determined using discount rates ranging from 10% to 12% for 2013 and 10% to 11% for 2012.

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

2014	$88
2015	73
2016	61
2017	51
2018	43

Note 8 - Time Deposits

The aggregate amount of time deposits, including deposits in denominations of $100,000 or more, was $239,545,000 and $269,234,000 at December 31, 2013 and 2012, respectively.

At December 31, 2013, the scheduled maturities of time deposits were as follows:

2014	$101,446
2015	60,604
2016	36,780
2017	19,533
2018	21,182
Thereafter	-
Total time deposits	$239,545

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Short-Term Borrowings

December 31,	Securities sold under agreements to repurchase (a)	Other short-term borrowings (b)
2013
Balance	$35,156	$-
Maximum indebtedness at any month end	35,156	-
Daily average indebtedness outstanding	29,684	59
Average rate paid for the year	0.37%	0.21%
Average rate on period-end borrowings	0.37	-
2012
Balance	$27,988	$4,500
Maximum indebtedness at any month end	27,988	13,223
Daily average indebtedness outstanding	23,793	1,054
Average rate paid for the year	0.44%	0.34%
Average rate on period-end borrowings	0.37	0.25
(a)

Securities sold under agreements to repurchase mature overnight. The repurchase agreements were collateralized by U.S. Government mortgage-backed securities and CMOs with an amortized cost of $54,983,000 and $36,886,000 and a fair value of $54,441,000 and $37,915,000 at December 31, 2013 and 2012, respectively. These securities are held in safekeeping at the Federal Reserve Bank of Philadelphia.

(b)	Other short-term borrowings include Federal funds purchased and overnight borrowings from the FHLB.

The Bank has two unsecured Federal funds lines granted by correspondent banks totaling $26,000,000. Federal funds purchased under these lines were $0 at both December 31, 2013 and 2012.

Note 10 - Long-Term Debt

Under terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. QNB’s FHLB stock of $1,752,000 and $2,232,000 at December 31, 2013 and 2012, respectively, is also pledged to secure these advances.

QNB has a maximum borrowing capacity with the FHLB of approximately $216,920,000. At December 31, 2013, QNB had no borrowings outstanding with the FHLB. QNB had $4,500,000 in borrowings outstanding with the FHLB at December 31, 2012. These borrowings are reported in Note 9 as other short-term borrowings.

Repurchase agreements are treated as financings with the obligations to repurchase securities sold reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains recorded as an asset, although the securities underlying the agreements are delivered to the broker who arranged the transactions. The broker/dealer who participated with the Company in these agreements is PNC Bank. Securities underlying sales of securities under repurchase agreements consisted of municipal securities that had an amortized cost of $5,799,000 and a fair value of $5,961,000 at December 31, 2013.

	2013			2012
Maturity date	Balance		Weighted average rate	Balance		Weighted average rate
2014	$5,000	[1]	4.77%	$5,000	[1]	4.77%

1 $2,500,000 callable beginning 4/17/10, $2,500,000 callable beginning 4/17/12

Long term debt at December 31, 2013 and 2012 also included secured borrowings of $0 and $287,000, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Income Taxes

The components of the provision for income taxes are as follows:

Year ended December 31,	2013	2012
Current Federal income taxes	$2,134	$3,018
Deferred Federal income taxes	212	(409)
Net provision	$2,346	$2,609

At December 31, 2013 and 2012, the tax effects of temporary differences that represent the significant portion of deferred tax assets and liabilities are as follows:

December 31,	2013	2012
Deferred tax assets
Allowance for loan losses	$3,035	$3,322
Net unrealized holding losses on investment securities available-for-sale	1,456	-
Impaired securities	546	632
Non-credit OTTI on investment securities available-for-sale	302	335
Non-accrual interest income	569	426
OREO expenses	41	58
Deferred rent	55	45
Deferred revenue	33	40
Incurred but not reported (IBNR) medical expense	24	20
Other	13	26
Total deferred tax assets	6,074	4,904
Deferred tax liabilities
Depreciation	231	258
Mortgage servicing rights	176	152
Net unrealized holding gains on investment securities available-for-sale	-	2,630
Prepaid expenses	149	185
Other	-	2
Total deferred tax liabilities	556	3,227
Net deferred tax asset	$5,518	$1,677

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

A reconciliation of the tax provision on income before taxes computed at the statutory rate of 34% and the actual tax provision was as follows:

Year ended December 31,	2013		2012
	Dollar	%	Dollar	%
Provision at statutory rate	$3,651	34.0%	$4,007	34.0%
Tax-exempt interest and dividend income	(1,249)	(11.7)	(1,341)	(11.4)
Bank-owned life insurance	(109)	(1.0)	(113)	(1.0)
Stock-based compensation expense	24	0.2	25	0.2
Other	29	0.3	31	0.3
Total provision	$2,346	21.8%	$2,609	22.1%

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Employee Benefit Plans

The QNB Bank Retirement Savings Plan provides for elective employee contributions up to the maximum allowed by the IRS and a matching company contribution limited to three percent. In addition, the plan provides for safe harbor non-elective contributions of five percent of total compensation by QNB. QNB contributed a matching contribution of approximately $203,000 and $184,000 for the years ended December 31, 2013 and 2012, respectively, and a safe harbor contribution of approximately $388,000 for 2013 and $371,000 for 2012.

QNB’s Employee Stock Purchase Plan (the Plan) offer eligible employees an opportunity to purchase shares of QNB Corp. common stock at a ten percent discount from the lesser of fair market value on the first or last day of each offering period (as defined by the Plan). At the 2011 Annual Meeting, shareholders approved the 2011 Employee Stock Purchase Plan (the 2011 Plan), which authorizes the issuance of 30,000 shares. As of December 31, 2013, 9,551 shares were issued under the 2011 Plan. The 2011 Plan expires May 31, 2016.

Shares issued pursuant to the Plan were as follows:

Year ended December 31,	2013			2012
Shares		3,692			4,044
Price per share	$20.88	and	$21.74	$19.44	and	$20.88

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

The 1998 Plan authorizes the issuance of 220,500 shares. The time period by which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest after a three-year period. As of December 31, 2013, there were 225,058 options granted, 30,444 options forfeited, 164,814 options exercised and 29,800 options outstanding under this Plan. The 1998 Plan expired March 10, 2008.

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan except the options expire five years after the grant date. As of December 31, 2013, there were 143,200 options granted, 45,000 options forfeited, 12,200 options exercised and 86,000 options outstanding under this Plan. The 2005 Plan expires March 15, 2015.

As of December 31, 2013, there was approximately $86,000 of unrecognized compensation cost related to unvested stock option awards granted. That cost is expected to be recognized over the next 25 months.

Stock option activity during 2013 and 2012 was as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2011	156,275	$21.93
Exercised	(32,775)	17.53
Forfeited	(15,275)	23.95
Granted	20,000	21.35
Outstanding at December 31, 2012	128,225	22.72
Exercised	(29,825)	20.23
Forfeited	(2,600)	19.79
Granted	20,000	23.20
Outstanding at December 31, 2013	115,800	$23.51	1.92	$431
Exercisable at December 31, 2013	57,800	$25.38	0.72	$219

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Stock Option Plan (continued)

As of December 31, 2013, outstanding stock options consist of the following:

	Options outstanding	Exercise price	Remaining life (in years)	Options exercisable	Exercise price
	11,250	$17.15	0.05	11,250	$17.15
	13,750	17.25	1.13	13,750	17.25
	3,000	19.76	1.69	3,000	19.76
	16,200	20.00	2.07	-	-
	19,300	21.35	3.07	-	-
	2,500	22.11	2.66	-	-
	20,000	23.20	4.06	-	-
	14,800	32.35	1.05	14,800	32.35
	15,000	33.25	0.32	15,000	33.25
Outstanding at December 31, 2013	115,800	$23.51	1.92	57,800	$25.38

The tax benefits and intrinsic value related to total stock options exercised during 2013 and 2012 are as follows:

	2013	2012
Tax benefits related to stock options exercised	$2	$19
Intrinsic value of stock options exercised	91	166

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

Balance, December 31, 2012	$2,466
New Loans	6,686
Repayments	(6,335)
Balance, December 31, 2013	$2,817

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

A summary of the Bank's financial instrument commitments is as follows:

December 31,	2013	2012
Commitments to extend credit and unused lines of credit	$186,137	$138,425
Standby letters of credit	5,311	5,332
Total financial instrument commitments	$191,448	$143,757

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2013 and 2012 for guarantees under standby letters of credit issued is not material.

The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include renewal options as well as specific provisions relating to rent increases. The minimum annual rental commitments under these leases outstanding at December 31, 2013 are as follows:

Minimum lease payments
2014	$462
2015	467
2016	457
2017	410
2018	368
Thereafter	3,616

The leases contain renewal options to extend the initial terms of the lease from one to ten years. With the exception of the renewals for a land lease related to a permanent branch site and a renewal for a retail branch location with a renewal in 2014, the commitment for such renewals is not included above. Rent expense under leases, which includes common area maintenance costs not included in the minimum lease payments above, for the years ended December 31, 2013 and 2012, was $560,000 and $628,000, respectively.

Note 16 – Accumulated Other Comprehensive Income

The following shows the components of accumulated other comprehensive income during the periods ended December 31, 2013 and 2012:

Year ended December 31,	2013	2012
Unrealized net holding (losses) gains on available-for-sale securities	$(4,281)	$7,736
Unrealized losses on available-for-sale securities for which a portion of an other-than- temporary impairment loss has been recognized in earnings	(889)	(984)
Accumulated other comprehensive (loss) income	(5,170)	6,752
Tax effect	1,758	(2,296)
Accumulated other comprehensive (loss) income, net of tax	$(3,412)	$4,456

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Accumulated Other Comprehensive Income (continued)

The following table presents amounts reclassified out of accumulated other comprehensive income for the year ended December 31, 2013:

Details about accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement of income
Unrealized net holding gains on available-for-sale securities	$867	Net gain on sale of investment securities
Other-than-temporary impairment losses on investment securities	(43)	Net other-than-temporary impairment losses on investment securities
	824
Tax effect	(280)	Provision for income taxes
Total reclass out of accumulated other comprehensive income, net of tax	$544	Net of tax

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments

Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements and Disclosures, defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (fair values are not adjusted for transaction costs). ASC 820 also establishes a framework (fair value hierarchy) for measuring fair value under GAAP, and expands disclosures about fair value measurements.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Government agency	-	$71,639	-	$71,639
State and municipal	-	87,199	-	87,199
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	-	139,723	-	139,723
Collateralized mortgage obligations (CMOs)	-	75,394	-	75,394
Pooled trust preferred	-	-	$2,069	2,069
Corporate debt	-	6,021	-	6,021
Equity	$6,625	-	-	6,625
Total securities available-for-sale	$6,625	$379,976	$2,069	$388,670
Total recurring fair value measurements	$6,625	$379,976	$2,069	$388,670

Nonrecurring fair value measurements
Impaired loans	$-	$-	$3,107	$3,107
Mortgage servicing rights	-	-	519	519
Total nonrecurring fair value measurements	$-	$-	$3,626	$3,626

December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Government agency	-	$104,130	-	$104,130
State and municipal	-	86,789	-	86,789
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	-	107,973	-	107,973
Collateralized mortgage obligations (CMOs)	-	94,091	-	94,091
Pooled trust preferred	-	-	$1,962	1,962
Corporate debt	-	2,502	-	2,502
Equity	$4,055	-	-	4,055
Total securities available-for-sale	$4,055	$395,485	$1,962	$401,502
Total recurring fair value measurements	$4,055	$395,485	$1,962	$401,502

Nonrecurring fair value measurements
Impaired loans	$-	$-	$5,832	$5,832
Mortgage servicing rights	-	-	448	448
Total nonrecurring fair value measurements	$-	$-	$6,280	$6,280

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
December 31, 2013	Fair value	Valuation techniques	Unobservable input	Value or range of values
Impaired loans	$3,107	Appraisal of collateral (1)	Appraisal adjustments (2)	-10%	to	-30%
			Liquidation expenses (2)	0%	to	-10%
Mortgage servicing rights	519	Discounted cash flow	Remaining term (yrs)	3	-	29
			Discount rate	10%	to	12%

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
The range is presented as a percent of the initial appraised value.

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the year ended December 31:

	Fair value measurements using
	significant unobservable inputs
		(Level 3)
Securities available-for-sale	2013	2012
Balance, beginning of year	$1,962	$1,929
Settlements	-	(121)
Total gains or losses (realized/unrealized)
Included in earnings	-	-
Included in other comprehensive income	107	154
Transfers in and/or out of Level 3	-	-
Balance, end of year	$2,069	$1,962

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the year ended December 31, 2013. There were also no transfers in or out of level 3 for the same period. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the years ended December 31, 2013 and 2012, respectively.

The Level 3 securities consist of seven collateralized debt obligation securities, PreTSL securities, which are backed by trust preferred securities issued by banks, thrifts, and insurance companies. As discussed in Note 4, despite the fact that there were some trades during December, the market for these securities at December 31, 2013 was not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

●	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2013;
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

The estimates for the conditional default rates (CDR) are based on the payment characteristics of the trust preferred securities themselves (e.g. current, deferred, or defaulted) as well as the financial condition of the trust preferred issuers in the pool. A near-term CDR for each issuer in the pool is estimated based on their financial condition using key financial ratios relating to the financial institution’s capitalization, asset quality, profitability and liquidity. In addition to the specific bank default assumptions, overall deal default rates are modeled. In 2014 and beyond, the CDR rate is calculated based upon a comparison of key financial ratios of active individual issuers without a short-term probability of default compared to all FDIC insured banks. To derive this long-term default rate, a comparison of certain key financial ratios of the active issuers in the security to all FDIC insured banks is reviewed. The active issuers are summarized by creating a weighted average based on issue size, then divided into categories based upon their status of deferral and whether or not a specific default assumption has been assigned to the issuer. To ensure an accurate comparison, the standard deviation across the issuers for each ratio is calculated and any issuer that falls more than three standard deviations above or below the average for that ratio is removed.

The base loss severity assumption and long-term loss severity assumptions are modeled at 95%. The severity factor for near-term CDRs is vectored to reflect the relative expected performance of the institutions modeled to default, with lower forecasted severities used for the higher quality institutions.

Prepayments are modeled to take into account the disruption in the asset-backed securities marketplace and the lack of new pooled trust preferred issuances. For purposes of the cash flow analysis, relatively modest rates of prepayment of 1% were forecasted. In addition to the base prepayment assumption, due to the recent enactment of the Dodd-Frank financial legislation additional prepayment analysis was performed. First, all fixed rate trust preferred securities issued by banks with more than $15 billion in total assets at December 31, 2009 were identified. The current credit rating of these institutions was reviewed and it was assumed that any issuer with an investment grade credit rating would prepay their issuance as soon as possible or July 1, 2015 for bank holding company subsidiaries of foreign banking organizations that have relied on Supervision and Regulation Letter SR-01-1. For those institutions rated below investment grade the holding companies’ approximate cost of long-term funding given their rating and marketplace interest rate was estimated. The following assumption was made; any holding company that could refinance for a cost savings of more than 2% will refinance and will do so as soon as possible, or July 1, 2015. Finally, for issuers not impacted by the Tier 1 regulatory capital legislation enacted by the Dodd-Frank Act, the issuers that have shown a recent history of prepayment of both floating rate and fixed rate issues were identified and it was assumed these issuers will prepay as soon as possible.

The internal rate of return is the pre-tax yield used to discount the best estimate of future cash flows after credit losses. The cash flows have been discounted using estimated market discount rates of 3-month LIBOR plus spreads ranging from 4.08% to 9.68%. The determination of appropriate market discount rates involved the consideration of the following:

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at December 31, 2013 and 2012:

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

Impaired Loans (generally carried at fair value): Impaired loans are loans, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. Included in the fair value of impaired loans at December 31, 2013 are $27,000 of loans that had no specific reserves required at year end; however, were partially charged-off at year end.

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
December 31, 2013	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$16,286	$16,286	$16,286	-	-
Investment securities available-for-sale	388,670	388,670	6,625	$379,976	$2,069
Investment securities held-to-maturity	146	162	-	162	-
Restricted investment in bank stocks	1,764	1,764	1,764	-	-
Net loans	492,791	491,635	-	-	491,635
Mortgage servicing rights	519	643	-	-	643
Accrued interest receivable	2,579	2,579	-	2,579	-

Financial liabilities
Deposits with no stated maturities	$574,987	$574,987	$574,987	-	$-
Deposits with stated maturities	239,545	241,959	-	$241,959	-
Short-term borrowings	35,156	35,156	35,156	-	-
Long-term debt	5,000	5,056	-	5,056	-
Accrued interest payable	392	392	-	392	-

Off-balance sheet instruments
Commitments to extend credit	$-	$-	$-	$-	$-
Standby letters of credit	-	-	-	-	-

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

			Fair value measurements
December 31, 2012	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$15,453	$15,453	$15,453	-	-
Investment securities available-for-sale	401,502	401,502	4,055	$395,485	$1,962
Investment securities held-to-maturity	146	166	-	166	-
Restricted investment in bank stocks	2,244	2,244	2,244	-	-
Loans held-for-sale	1,616	1,674	-	1,674	-
Net loans	467,961	474,330	-	-	474,330
Mortgage servicing rights	448	464	-	-	464
Accrued interest receivable	2,803	2,803	-	2,803	-

Financial liabilities
Deposits with no stated maturities	$532,404	$532,404	$532,404	-	$-
Deposits with stated maturities	269,234	273,878	-	$273,878	-
Short-term borrowings	32,488	32,488	32,488	-	-
Long-term debt	5,287	5,694	-	5,694	-
Accrued interest payable	487	487	-	487	-

Off-balance sheet instruments
Commitments to extend credit	$-	$-	$-	$-	$-
Standby letters of credit	-	-	-	-	-

Note 18 – Parent Company Financial Information

Condensed financial statements of QNB Corp. only:

Balance Sheets
December 31,	2013	2012
Assets
Cash and cash equivalents	$24	$102
Investment securities available-for-sale	6,625	4,055
Investment in subsidiary	69,215	73,002
Other assets	15	464
Total assets	$75,879	$77,623

Liabilities
Other liabilities	$254	$-

Shareholders' equity	$75,625	$77,623
Total liabilities and shareholders' equity	$75,879	$77,623

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Parent Company Financial Information (continued)

Statements of Income
Year ended December 31,	2013	2012
Dividends from subsidiary	$3,512	$2,507
Interest, dividend and other income	99	113
Securities gains	629	451
Total income	4,240	3,071
Expenses	285	308
Income before applicable income taxes and equity in undistributed income of subsidiary	3,955	2,763
Provision for income taxes	151	86
Income before equity in undistributed income of subsidiary	3,804	2,677
Equity in undistributed income of subsidiary	4,588	6,498
Net income	$8,392	$9,175

Statements of Comprehensive Income
Year ended December 31,	2013			2012
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$10,738	$2,346	$8,392	$11,784	$2,609	$9,175
Other comprehensive income:
Net unrealized holding (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(11,098)	(3,774)	(7,324)	261	89	172
Reclassification adjustment for gains included in net income	(824)	(280)	(544)	(577)	(196)	(381)
Other comprehensive (loss) income	(11,922)	(4,054)	(7,868)	(316)	(107)	(209)
Total comprehensive (loss) income	$(1,184)	$(1,708)	$524	$11,468	$2,502	$8,966

Statements of Cash Flows
Year ended December 31,	2013	2012
Operating Activities
Net income	$8,392	$9,175
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income from subsidiary	(4,588)	(6,498)
Net securities gains	(629)	(451)
Stock-based compensation expense	71	76
Decrease (increase) in other assets	443	(84)
Deferred income tax provision	-	153
Net cash provided by operating activities	3,689	2,371
Investing activities
Purchase of investment securities	(3,763)	(2,132)
Proceeds from sale of investment securities	2,589	2,092
Net cash used by investing activities	(1,174)	(40)
Financing activities
Cash dividend paid	(3,130)	(2,997)
Proceeds from issuance of common stock	535	718
Tax benefit from exercise of stock options	2	19
Net cash used by financing activities	(2,593)	(2,260)
(Decrease) increase in cash and cash equivalents	(78)	71
Cash and cash equivalents at beginning of year	102	31
Cash and cash equivalents at end of year	$24	$102

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

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of December 31, 2013, that the Company and the Bank met capital adequacy requirements to which they were subject.

As of the most recent notification, the primary regulator of the Bank considered it to be “well capitalized” under the regulatory framework. There are no conditions or events since that notification that management believes have changed the classification. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios set forth in the table below.

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$87,330	14.01%	$49,871	8.00%	N/A	N/A
Bank	81,076	13.13	49,402	8.00	$61,753	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	79,037	12.68	24,936	4.00	N/A	N/A
Bank	73,342	11.88	24,701	4.00	37,052	6.00

Tier 1 capital (to average assets):
Consolidated	79,037	8.45	37,419	4.00	N/A	N/A
Bank	73,342	7.88	37,215	4.00	46,518	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$80,758	13.60%	$47,490	8.00%	N/A	N/A
Bank	76,154	12.92	47,170	8.00	$58,963	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	73,167	12.33	23,745	4.00	N/A	N/A
Bank	68,754	11.66	23,585	4.00	35,378	6.00

Tier 1 capital (to average assets):
Consolidated	73,167	7.96	36,762	4.00	N/A	N/A
Bank	68,754	7.51	36,602	4.00	45,752	5.00

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Consolidated Quarterly Financial Data (Unaudited)

The unaudited quarterly results of operations for the years ended 2013 and 2012 are in the following table:

	Quarters Ended 2013				Quarters Ended 2012
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Interest income	$7,676	$7,624	$7,678	$7,606	$8,633	$8,424	$8,276	$8,015
Interest expense	1,343	1,288	1,226	1,176	1,827	1,648	1,553	1,420
Net interest income	6,333	6,336	6,452	6,430	6,806	6,776	6,723	6,595
Provision for loan losses	-	100	150	150	300	-	300	300
Non-interest income	1,748	1,239	1,553	1,273	1,566	1,326	1,125	1,392
Non-interest expense	4,940	5,091	5,123	5,072	4,851	4,828	4,934	5,012
Income before income taxes	3,141	2,384	2,732	2,481	3,221	3,274	2,614	2,675
Provision for income taxes	733	490	604	519	750	769	540	550
Net Income	$2,408	$1,894	$2,128	$1,962	$2,471	$2,505	$2,074	$2,125
Earnings Per Share - basic *	$0.75	$0.58	$0.65	$0.60	$0.78	$0.79	$0.65	$0.66
Earnings Per Share - diluted *	$0.74	$0.58	$0.65	$0.60	$0.77	$0.78	$0.64	$0.66

* Due to rounding, quarterly earnings per share may not sum to annual earnings per share

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures are effective as of such date.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2013.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective and meets the criteria of the Internal Control — Integrated Framework.

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

March 31, 2014

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2014 Annual Meeting of Shareholders under the captions

•	“Election of Directors”
•	“Governance of the Company - Code of Ethics”
•	“Section 16(a) Beneficial Ownership Compliance”
•	“Meetings and Committees of the Board of Directors of QNB and the Bank”
•	“Executive Officers of QNB and/or the Bank”

The Company has adopted a Code of Business Conduct and Ethics applicable to its CEO, CFO and Controller as well as its long-standing Code of Ethics which applies to all directors and employees. The codes are available on the Company’s website at www.qnbbank.com.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2014 Annual Meeting of Shareholders under the captions

•	“Compensation Committee Report”
•	“Executive Compensation”
•	“Director Compensation”
•	“Compensation Tables”

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes QNB’s equity compensation plan information as of December 31, 2013. Information is included for both equity compensation plans approved by QNB shareholders and equity compensation plans not approved by QNB shareholders.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by QNB shareholders
1998 Stock option plan	29,800	$32.80	-
2005 Stock option plan	86,000	20.29	56,800
2011 Employee stock purchase plan	-	-	20,449
Equity compensation plans not approved by QNB shareholders
None	-	-	-
Total	115,800	$23.51	77,249

Additional information required by Item 12 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2014 Annual Meeting of Shareholders under the captions

•	“Security Ownership of Certain Beneficial Owners and Management”

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2014 Annual Meeting of Shareholders under the captions

•	“Certain Relationships and Related Party Transactions”
•	“Governance of the Company - Director Independence”

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2014 Annual Meeting of Shareholders under the captions

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

10.6-

Employment Agreement between Registrant and David W. Freeman. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on December 28, 2012)

10.7-

Change of Control Agreement between Registrant and Scott G. Orzehoski. (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on November 9, 2011)

10.8-

Change of Control Agreement between Registrant and Jennifer L. Frost. (Incorporated by reference to Exhibit 10.8 of Registrant’s Current Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 29, 2013)

10.9-

Change of Control Agreement between Registrant and Dale A. Wentz. (Incorporated by reference to Exhibit 10.9 of Registrant’s Current Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 29, 2013)

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
March 25, 2014
	BY:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David W. Freeman	Chief Executive Officer,	March 25, 2014
David W. Freeman	Principal Executive
Officer and Director

/s/ Bret H. Krevolin	Chief Financial Officer	March 25, 2014
Bret H. Krevolin	and Principal Financial and
Accounting Officer

/s/ Autumn R. Bayles	Director	March 25, 2014
Autumn R. Bayles

/s/ Thomas J. Bisko	Director	March 25, 2014
Thomas J. Bisko

/s/ Kenneth F. Brown, Jr.	Director	March 25, 2014
Kenneth F. Brown, Jr.

/s/ Dennis Helf	Director, Chairman	March 25, 2014
Dennis Helf

	Director	March 25, 2014
G. Arden Link

/s/ Anna Mae Papso	Director	March 25, 2014
Anna Mae Papso

/s/ Gary S. Parzych	Director	March 25, 2014
Gary S. Parzych

/s/ Henry L. Rosenberger	Director	March 25, 2014
Henry L. Rosenberger

/s/ Edgar L. Stauffer	Director	March 25, 2014
Edgar L. Stauffer

QNB CORP.

FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2013

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

10.6-

Employment Agreement between Registrant and David W. Freeman. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on December 28, 2012)

10.7-

Change of Control Agreement between Registrant and Scott G. Orzehoski. (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on November 9, 2011)

10.8-

Change of Control Agreement between Registrant and Jennifer L. Frost. (Incorporated by reference to Exhibit 10.8 of Registrant’s Current Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 29, 2013)

10.9-

Change of Control Agreement between Registrant and Dale A. Wentz. (Incorporated by reference to Exhibit 10.9 of Registrant’s Current Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 29, 2013)

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