Form 10-Q
period 2014-03-31
QNB CORP
filed 2014-05-15
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                               March 31, 2014

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

Large accelerated filer ____	Accelerated filer ____
Non-accelerated filer ____	Smaller Reporting Company ✔

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No    ✔

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2014
Common Stock, par value $0.625	3,284,186

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED MARCH 31, 2014

QNB Corp. and Subsidiary
CONSOLIDATED BALANCE SHEETS
	(in thousands, except share data) (unaudited)
	March 31, 2014	December 31, 2013
Assets
Cash and due from banks	$15,081	$12,717
Interest-bearing deposits in banks	7,260	3,569
Total cash and cash equivalents	22,341	16,286

Investment securities
Trading	4,485	-
Available-for-sale (amortized cost $361,947 and $393,840)	359,452	388,670
Held-to-maturity (fair value $161 and $162)	146	146
Restricted investment in bank stocks	1,764	1,764
Loans receivable	521,856	501,716
Allowance for loan losses	(8,819)	(8,925)
Net loans	513,037	492,791
Bank-owned life insurance	10,482	10,407
Premises and equipment, net	9,816	9,875
Accrued interest receivable	2,602	2,579
Other assets	9,967	10,365
Total assets	$934,092	$932,883

Liabilities
Deposits
Demand, non-interest bearing	$80,029	$75,987
Interest-bearing demand	227,353	236,910
Money market	57,617	54,861
Savings	210,164	207,229
Time	151,308	153,803
Time of $100 or more	87,763	85,742
Total deposits	814,234	814,532
Short-term borrowings	32,935	35,156
Long-term debt	5,000	5,000
Accrued interest payable	374	392
Other liabilities	2,539	2,178
Total liabilities	855,082	857,258

Shareholders' Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,448,755 shares and 3,436,227 shares issued; 3,284,186 and 3,271,658 shares outstanding	2,156	2,148
Surplus	13,980	13,747
Retained earnings	66,996	65,618
Accumulated other comprehensive loss, net of tax	(1,646)	(3,412)
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	79,010	75,625
Total liabilities and shareholders' equity	$934,092	$932,883

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data - unaudited)
Three months ended March 31,	2014	2013
Interest income
Interest and fees on loans	$5,512	$5,576
Interest and dividends on investment securities (AFS & HTM):
Taxable	1,374	1,394
Tax-exempt	602	699
Interest on trading securities	23	-
Interest on interest-bearing balances and other interest income	16	7
Total interest income	7,527	7,676

Interest expense
Interest on deposits
Interest-bearing demand	160	146
Money market	27	38
Savings	189	224
Time	406	521
Time of $100 or more	263	325
Interest on short-term borrowings	29	26
Interest on long-term debt	60	63
Total interest expense	1,134	1,343
Net interest income	6,393	6,333
Provision for loan losses	-	-
Net interest income after provision for loan losses	6,393	6,333

Non-interest income
Net gain on sale of investment securities	622	423
Net gain from trading activity	22	-
Fees for services to customers	399	366
ATM and debit card	348	352
Retail brokerage and advisory income	166	94
Bank-owned life insurance	72	74
Merchant Income	72	81
Net gain on sale of loans	7	225
Other	104	133
Total non-interest income	1,812	1,748

Non-interest expense
Salaries and employee benefits	2,795	2,559
Net occupancy	446	436
Furniture and equipment	408	413
Marketing	218	239
Third party services	401	374
Telephone, postage and supplies	183	181
State taxes	151	172
FDIC insurance premiums	177	170
Other	433	396
Total non-interest expense	5,212	4,940
Income before income taxes	2,993	3,141
Provision for income taxes	697	733
Net income	$2,296	$2,408
Earnings per share - basic	$0.70	$0.75
Earnings per share - diltued	$0.70	$0.74
Cash dividends per share	$0.28	$0.27

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(in thousands - unaudited)
Three months ended March 31,	2014			2013
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$2,993	$697	$2,296	$3,141	$733	$2,408
Other comprehensive income:
Net unrealized holding gains on securities:
Unrealized holding gains (losses) arising during the period	3,297	1,121	2,176	(1,060)	(360)	(700)
Reclassification adjustment for gains included in net income	(622)	(212)	(410)	(423)	(144)	(279)
Other comprehensive income (loss)	2,675	909	1,766	(1,483)	(504)	(979)
Total comprehensive income	$5,668	$1,606	$4,062	$1,658	$229	$1,429

The accompanying notes are an integral part of the consolidated financial statements

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(unaudited) (in thousands, except share and per share data)	Number of Shares Outstanding	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2013	3,271,658	$2,148	$13,747	$65,618	$(3,412)	$(2,476)	$75,625
Net income		-	-	2,296	-	-	2,296
Other comprehensive income, net of tax		-	-	-	1,766	-	1,766
Cash dividends declared ($0.28 per share)		-	-	(918)	-	-	(918)
Stock issued in connection with dividend reinvestment and stock purchase plan	7,534	5	182	-	-	-	187
Stock issued for options exercised	4,994	3	22	-	-	-	25
Tax benefit of stock options exercised		-	10	-	-	-	10
Stock-based compensation expense		-	19	-	-	-	19
Balance, March 31, 2014	3,284,186	$2,156	$13,980	$66,996	$(1,646)	$(2,476)	$79,010

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(in thousands, unaudited)
Three months ended March 31,	2014	2013
Operating Activities
Net income	$2,296	$2,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	275	275
Net gain on investment securities available-for-sale	(622)	(423)
Net gain on sale of repossessed assets	-	(5)
Net gain on sale of loans	(7)	(225)
Proceeds from sales of residential mortgages held-for-sale	131	6,575
Origination of residential mortgages held-for-sale	(124)	(5,238)
Income on bank-owned life insurance	(72)	(74)
Stock-based compensation expense	19	6
Deferred income tax provision	47	180
Net change in trading securities	(4,485)	-
Net increase in income taxes payable	539	451
Net increase in accrued interest receivable	(23)	(142)
Amortization of mortgage servicing rights and change in valuation allowance	11	-
Net amortization of premiums and discounts on investment securities	564	520
Net decrease in accrued interest payable	(18)	(40)
(Increase) decrease in other assets	(598)	2,891
Decrease in other liabilities	(152)	(387)
Net cash (used in) provided by operating activities	(2,219)	6,772

Investing Activities
Proceeds from payments, maturities and calls of investment securities available-for-sale	28,246	34,442
Proceeds from the sale of investment securities available-for-sale	12,581	4,097
Purchases of investment securities available-for-sale	(8,876)	(33,360)
Proceeds from redemption of investment in restricted bank stock	803	328
Purchase of restricted bank stock	(803)	-
Net increase in loans	(20,246)	(126)
Net purchases of premises and equipment	(216)	(986)
Proceeds from sales of repossessed assets	-	50
Net cash provided by investing activities	11,489	4,445

Financing Activities
Net increase (decrease) in non-interest bearing deposits	4,042	(1,545)
Net decrease in interest-bearing deposits	(4,340)	(279)
Net decrease in short-term borrowings	(2,221)	(3,615)
Repayments of long-term debt	-	(3)
Tax benefit from exercise of stock options	10	2
Cash dividends paid, net of reinvestment	(821)	(778)
Proceeds from issuance of common stock	115	168
Net cash used in financing activities	(3,215)	(6,050)
Increase in cash and cash equivalents	6,055	5,167
Cash and cash equivalents at beginning of year	16,286	15,453
Cash and cash equivalents at end of period	$22,341	$20,620

Supplemental Cash Flow Disclosures
Interest paid	$1,152	$1,384
Income taxes paid	100	100
Non-cash transactions:
Transfer of loans to repossessed assets or other real estate owned	-	36
Unsettled trades to purchase securities	-	3,558

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2013 Annual Report incorporated in the Form 10-K. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2014, for items that should potentially be recognized or disclosed in these financial statements.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04 – Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The objective of this ASU is to promote uniformity in practice on this topic. The amendment is effective for fiscal years and interim periods within those years beginning after December 15, 2014. QNB does not anticipate the adoption of this guidance will have a material impact on its financial statements but will result in expanded disclosures.

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

Stock-based compensation expense was approximately $19,000 and $6,000 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was approximately $133,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 34 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorized the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest ratably over a three-year period. As of March 31, 2014, there were 225,058 options granted, 30,444 options forfeited, 164,814 options exercised and 29,800 options outstanding under this Plan. The 1998 Plan expired on March 10, 2008.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

3. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY (continued)

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of March 31, 2014, there were 163,200 options granted, 45,000 options forfeited, 24,700 options exercised, and 93,500 options outstanding under this Plan. The 2005 Plan expires March 15, 2015.

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

Three months ended March 31,	2014	2013
Risk free interest rate	0.69%	0.35%
Dividend yield	4.28	4.26
Volatility	28.12	34.10
Expected life (years)	5.00	5.00

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term approximating the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the first three months of 2014 and 2013 was $3.81 and $4.52, respectively.

Stock option activity during the three months ended March 31, 2014 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2013	115,800	23.51
Granted	20,000	25.16
Exercised	(12,500)	17.26
Forfeited	-	-
Outstanding at March 31, 2014	123,300	$24.41	2.36	$576
Exercisable at March 31, 2014	61,500	$25.61	0.94	$287

4. SHARE REPURCHASE PLAN

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. There were no shares repurchased during the three months ended March 31, 2014. As of March 31, 2014, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

5. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

Three months ended March 31,	2014	2013
Numerator for basic and diluted earnings per share - net income	$2,296	$2,408
Denominator for basic earnings per share - weighted average shares outstanding	3,275,961	3,232,109
Effect of dilutive securities - employee stock options	11,108	9,919
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,287,069	3,242,028
Earnings per share - basic	$0.70	$0.75
Earnings per share - diluted	$0.70	$0.74

There were 69,800 and 52,300 stock options that were anti-dilutive for the three-month periods ended March 31, 2014 and 2013, respectively. These stock options were not included in the above calculation.

6. COMPREHENSIVE INCOME

The following shows the components of accumulated other comprehensive income at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Unrealized net holding losses on available-for-sale securities	$(1,733)	$(4,281)
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	(762)	(889)
Accumulated other comprehensive loss	(2,495)	(5,170)
Tax effect	849	1,758
Accumulated other comprehensive loss, net of tax	$(1,646)	$(3,412)

The following table presents amounts reclassified out of accumulated other comprehensive income for the three months ended March 31, 2014:

Details about accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement of income
Unrealized net holding gains on available-for-sale securities	$622	Net gain on sale of investment securities
Tax effect	(212)	Provision for income taxes
Accumulated other comprehensive income, net of tax	$410	Net of tax

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES

QNB engages in trading activities for its own account. Securities that are held principally for resale in the near term are recorded in the trading account at fair value with changes in fair value recorded in non-interest income. There were net losses of $17,000 included in net gains on trading activity related to trading securities still held at March 31, 2014. Interest and dividends are included in interest income.

There were no trading securities held by QNB at December 31, 2013. Trading securities, at fair value, at March 31, 2014 were as follows:

March 31, 2014	Fair value
State and municipal securities	$4,485

The amortized cost and estimated fair values of investment securities available-for-sale at March 31, 2014 and December 31, 2013 were as follows:

March 31, 2014	Fair value	Gross unrealized holding gains	Gross unrealized holding losses	Amortized cost
U.S. Government agency	$62,094	$183	$(1,115)	$63,026
State and municipal	80,235	1,282	(831)	79,784
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	129,762	1,520	(1,654)	129,896
Collateralized mortgage obligations (CMOs)	72,330	503	(1,870)	73,697
Pooled trust preferred	2,238	120	(1,401)	3,519
Corporate debt	6,050	44	(3)	6,009
Equity	6,743	754	(27)	6,016
Total investment securities available-for-sale	$359,452	$4,406	$(6,901)	$361,947

December 31, 2013	Fair value	Gross unrealized holding gains	Gross unrealized holding losses	Amortized cost
U.S. Government agency	$71,639	$195	$(1,702)	$73,146
State and municipal	87,199	1,023	(1,627)	87,803
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	139,723	1,436	(2,361)	140,648
Collateralized mortgage obligations (CMOs)	75,394	556	(2,334)	77,172
Pooled trust preferred	2,069	85	(1,535)	3,519
Corporate debt	6,021	24	(13)	6,010
Equity	6,625	1,127	(44)	5,542
Total investment securities available-for-sale	$388,670	$4,446	$(9,616)	$393,840

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at March 31, 2014 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

March 31, 2014	Fair value	Amortized cost
Due in one year or less	$9,383	$9,249
Due after one year through five years	198,407	198,220
Due after five years through ten years	111,505	113,870
Due after ten years	33,414	34,592
Equity securities	6,743	6,016
Total investment securities available-for-sale	$359,452	$361,947

Proceeds from sales of investment securities available-for-sale were approximately $12,581,000 and $ 4,097,000 for the three months ended March 31, 2014 and 2013, respectively.

At March 31, 2014 and December 31, 2013, investment securities available-for-sale totaling approximately $192,485,000 and $207,868,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

The following table presents information related to the Company’s gains and losses on the sales of equity and debt securities, and losses recognized for the other-than-temporary impairment (“OTTI”) of these investments. Gains and losses on available-for-sale securities are computed on the specific identification method and included in non-interest income. Gross realized losses on equity and debt securities are net of other-than-temporary impairment charges:

	Three months ended March 31, 2014				Three months ended March 31, 2013
	Gross realized gains	Gross realized losses	Other-than- temporary impairment losses	Net gains	Gross realized gains	Gross realized losses	Other-than- temporary impairment losses	Net gains
Equity securities	$590	-	$-	$590	$262	$-	$-	$262
Debt securities	63	$(31)	-	32	161	-	-	161
Total	$653	$(31)	$-	$622	$423	$-	$-	$423

The tax expense applicable to the net realized gains for the three-month periods ended March 31, 2014 and 2013 amounted to approximately $211,000 and $144,000 respectively.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The following table presents a rollforward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the year. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized during the first quarter of 2014 or 2013.

The following table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Three months ended March 31,	2014	2013
Balance, beginning of period	$1,271	$1,271
Reductions: gain on payoff	-	-
Additions:
Initial credit impairments	-	-
Subsequent credit impairments	-	-
Balance, end of period	$1,271	$1,271

The amortized cost and estimated fair values of investment securities held-to-maturity at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014				December 31, 2013
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
State and municipal securities	$146	$15	-	$161	$146	$16	-	$162

The amortized cost and estimated fair value of securities held-to-maturity by contractual maturity at March 31, 2014 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2014	Fair value	Amortized cost
Due in one year or less	-	-
Due after one year through five years	$161	$146
Due after five years through ten years	-	-
Due after ten years	-	-
Total investment securities held-to-maturity	$161	$146

There were no sales of investment securities classified as held-to-maturity during the three months ended March 31, 2014 or 2013.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013:

March 31, 2014
		Less than 12 months		12 months or longer		Total
	No. of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government agency	39	$46,532	$(1,011)	$1,894	$(104)	$48,426	$(1,115)
State and municipal	69	24,514	(641)	5,441	(190)	29,955	(831)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	42	56,621	(1,560)	1,893	(94)	58,514	(1,654)
Collateralized mortgage obligations (CMOs)	41	23,271	(633)	26,007	(1,237)	49,278	(1,870)
Pooled trust preferred	5	-	-	1,816	(1,401)	1,816	(1,401)
Corporate debt	2	1,999	(3)	-	-	1,999	(3)
Equity	4	735	(27)	-	-	735	(27)
Total	202	$153,672	$(3,875)	$37,051	$(3,026)	$190,723	$(6,901)

December 31, 2013
		Less than 12 months		12 months or longer		Total
	No. of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government agency	44	$54,563	$(1,548)	$2,846	$(154)	$57,409	$(1,702)
State and municipal	87	33,750	(1,379)	4,288	(248)	38,038	(1,627)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	54	75,720	(2,238)	1,884	(123)	77,604	(2,361)
Collateralized mortgage obligations (CMOs)	45	33,622	(1,413)	18,567	(921)	52,189	(2,334)
Pooled trust preferred	5	-	-	1,683	(1,535)	1,683	(1,535)
Corporate debt	2	1,987	(13)	-	-	1,987	(13)
Equity	3	394	(24)	136	(20)	530	(44)
Total	240	$200,036	$(6,615)	$29,404	$(3,001)	$229,440	$(9,616)

Management evaluates debt securities, which are comprised of U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at March 31, 2014 in U.S. Government securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds seven pooled trust preferred securities as of March 31, 2014. These securities have a total amortized cost of approximately $3,519,000 and a fair value of $2,238,000. Five of the seven securities have been in an unrealized loss position for more than twelve months. All of the pooled trust preferred securities are available-for-sale securities and are carried at fair value.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The following table provides additional information related to pooled trust preferred securities (PreTSLs) as of March 31, 2014:

Deal	Class	Book value	Fair value	Unreal-ized gains (losses)	Realized OTTI credit loss (YTD 2014)	Total recognized OTTI credit loss	Moody's /Fitch ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine*	$243	$202	$(41)	$-	$(1)	B1/B	5	-	18.0%	139.8%
PreTSL V	Mezzanine*	-	-	-	-	(118)	C/D	-	-	100.0	12.7
PreTSL XVII	Mezzanine	752	456	(296)	-	(222)	C/C	32	5	29.1	84.2
PreTSL XIX	Mezzanine	988	469	(519)	-	-	C/C	38	12	20.3	85.7
PreTSL XXV	Mezzanine	766	379	(387)	-	(222)	C/C	45	6	29.3	86.1
PreTSL XXVI	Mezzanine	469	310	(159)	-	(270)	C/C	40	7	29.0	86.0
PreTSL XXVI	Mezzanine	301	422	121	-	(438)	C/C	40	7	29.0	86.0
		$3,519	$2,238	$(1,281)	$-	$(1,271)

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

On December 10, 2013, Federal Banking Regulators issued final rules regarding implementation of Section 619 of the Dodd-Frank Act ("the Volcker rule") which stated that “a banking entity may not, as principal, directly or indirectly, acquire or retain any ownership interest in or sponsor a covered fund”. The interpretation of the final rules indicated that a very high percentage of pooled trust preferred securities would be considered "covered funds". The rules also required that banks dispose of their covered funds by July 21, 2015, subject to a regulatory extension of up to five years. This would have triggered accounting requirements to record pooled trust preferred securities to fair value through the income statement. As a result of this regulation there were some trades of pooled trust preferred securities during December of 2013. On January 14, 2014, Regulators released a final interim rule authorizing retention of pooled trust preferred securities backed primarily by bank-issued trust preferred securities which included the PreTSLs held by QNB. Due to the uncertainty invoked between the original release of the Volcker Rule and the final interim rule, there was a noticeable increase in trading activity. However, we believe most of these trades occurred under distress and do not represent trades made in an orderly market. Despite the trades that took place as discussed previously, the market for these securities at March 31, 2014 was not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and the market values for these securities are depressed relative to historical levels. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. As illustrated in the previous table, these securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities, except for PreTSL IV and V which represent the senior-most obligation of the trust.

On a quarterly basis we evaluate our debt securities for OTTI, which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit-related portion and a non-credit related portion of OTTI are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. For the three months ended March 31, 2014, no other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows:

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

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows (including prepayments), credit worthiness of the underlying banks and insurance companies and determination of probability and severity of default of the underlying collateral. The following provides additional information for each of these variables:

●

Estimate of Future Cash Flows – Cash flows are constructed in an INTEXcalc valuation model. INTEX is a proprietary cash flow model recognized as the industry standard for analyzing all types of structured debt products. It includes each deal’s structural features updated with trustee information, including asset-by-asset detail, as it becomes available. The modeled cash flows are then used to determine if all the scheduled principal and interest payments of the investments will be returned. For purposes of the cash flow analysis, relatively modest rates of prepayment of 1% were forecasted. In addition to the base prepayment assumption, due to the enactment of the Dodd-Frank Act additional prepayment analysis was performed. First, trust preferred securities issued by banks with more than $15 billion in total assets at December 31, 2009 were identified. The current credit rating of these institutions was reviewed and it was assumed that any issuer with an investment grade credit rating would prepay their issuance as soon as possible, or July 1, 2015 for bank holding company subsidiaries of foreign banking organizations that have relied on Supervision and Regulation Letter SR-01-1. For those institutions rated below investment grade the holding companies’ approximate cost of long-term funding given their rating and marketplace interest rate was estimated. The following assumption was made; any holding company that could refinance for a cost savings of more than 2% will refinance and will do so as soon as possible, or July 1, 2015. Finally, for issuers not impacted by the Tier 1 regulatory capital legislation enacted by the Dodd-Frank Act, the issuers that have shown a recent history of prepayment of both floating rate and fixed rate issues were identified and it was assumed these issuers will prepay as soon as possible.

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

●

Probability of Default – A near-term probability of default is determined for each issuer based on its financial condition and is used to calculate the expected impact of future deferrals and defaults on the expected cash flows. Each issuer in the collateral pool is assigned a near-term probability of default based on individual performance and financial characteristics. Various studies suggest that the rate of bank failures between 1934 and 2008 were approximately 0.36%. Thus, in addition to the specific bank default assumptions used for the near term, future defaults on the individual banks in the analysis for 2015 and beyond the rate used is calculated based on using the above mentioned thirty-six basis points and factoring that number based on a comparison of key financial ratios of active individual issuers without a short-term probability of default compared to all FDIC insured banks.

●

Severity of Loss – In addition to the probability of default discussed above, a severity of loss (projected recovery) is determined in all cases. In the current analysis, the severity of loss ranges from 0% to 100% depending on the estimated credit worthiness of the individual issuer. Based on information from various published studies, a 95% severity of loss was utilized for defaults projected in 2015 and thereafter.

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

Based upon the analysis performed by management as of March 31, 2014, it is probable that we will collect all contractual principal and interest payments on one of our seven pooled trust preferred securities, PreTSL XIX. The expected principal shortfall on the remaining pooled trust preferred securities resulted in credit related other-than-temporary impairment charges in previous years. All of these pooled trust preferred securities held by QNB could be subject to additional writedowns in the future if additional deferrals and defaults occur.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Major classes of loans are as follows:

	March 31, 2014	December 31, 2013
Commercial:
Commercial and industrial	$117,527	$111,339
Construction	16,635	15,929
Secured by commercial real estate	191,228	190,602
Secured by residential real estate	47,905	47,672
State and political subdivisions	45,069	33,773
Loans to depository institutions	750	1,250
Indirect lease financing	8,093	8,364
Retail:
1-4 family residential mortgages	31,493	29,730
Home equity loans and lines	59,594	59,977
Consumer	3,544	3,116
Total loans	521,838	501,752
Net unearned costs (fees)	18	(36)
Loans receivable	$521,856	$501,716

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At March 31, 2014 and December 31, 2013, overdrafts were approximately $113,000 and $138,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at March 31, 2014, there were no concentrations of loans exceeding 10% of total loans.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2014 and December 31, 2013:

March 31, 2014	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$108,225	$55	$9,247	$-	$117,527
Construction	14,712	796	1,127	-	16,635
Secured by commercial real estate	164,109	4,158	22,961	-	191,228
Secured by residential real estate	44,186	186	3,533	-	47,905
State and political subdivisions	44,797	-	272	-	45,069
Loans to depository institutions	750	-	-	-	750
Indirect lease financing	7,948	-	145	-	8,093
	$384,727	$5,195	$37,285	$-	$427,207

December 31, 2013	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$100,943	$59	$10,337	$-	$111,339
Construction	13,751	827	1,351	-	15,929
Secured by commercial real estate	163,349	4,199	23,054	-	190,602
Secured by residential real estate	43,854	187	3,631	-	47,672
State and political subdivisions	33,488	-	285	-	33,773
Loans to depository institutions	1,250	-	-	-	1,250
Indirect lease financing	8,199	-	165	-	8,364
	$364,834	$5,272	$38,823	$-	$408,929

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of March 31, 2014 and December 31, 2013:

March 31, 2014	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$31,096	$397	$31,493
Home equity loans and lines	59,275	319	59,594
Consumer	3,544	-	3,544
	$93,915	$716	$94,631

December 31, 2013	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$29,329	$401	$29,730
Home equity loans and lines	59,712	265	59,977
Consumer	3,099	17	3,116
	$92,140	$683	$92,823

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2014 and December 31, 2013:

March 31, 2014	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$1,327	-	-	$1,327	$116,200	$117,527
Construction	-	-	-	-	16,635	16,635
Secured by commercial real estate	1,194	-	$597	1,791	189,437	191,228
Secured by residential real estate	1,004	-	396	1,400	46,505	47,905
State and political subdivisions	236	-	-	236	44,833	45,069
Loans to depository institutions	-	-	-	-	750	750
Indirect lease financing	367	$28	10	405	7,688	8,093
Retail:
1-4 family residential mortgages	308	-	281	589	30,904	31,493
Home equity loans and lines	54	24	145	223	59,371	59,594
Consumer	17	7	-	24	3,520	3,544
	$4,507	$59	$1,429	$5,995	$515,843	$521,838

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

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of March 31, 2014 and December 31, 2013:

March 31, 2014	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$-	$3,099
Construction	-	1,097
Secured by commercial real estate	-	2,739
Secured by residential real estate	-	5,146
State and political subdivisions	-	-
Loans to depository institutions	-	-
Indirect lease financing	-	27
Retail:
1-4 family residential mortgages	-	397
Home equity loans and lines	-	319
Consumer	-	-
	$-	$12,824

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

December 31, 2013	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	-	$3,956
Construction	-	1,319
Secured by commercial real estate	-	4,630
Secured by residential real estate	-	2,829
State and political subdivisions	-	-
Loans to depository institutions	-	-
Indirect lease financing	-	37
Retail:
1-4 family residential mortgages	-	401
Home equity loans and lines	-	265
Consumer	$1	16
	$1	$13,453

Activity in the allowance for loan losses for the three months ended March 31, 2014 and 2013 are as follows:

Three months ended March 31, 2014	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,044	$274	$(17)	$7	$2,308
Construction	439	(48)	-	-	391
Secured by commercial real estate	2,898	(141)	-	-	2,757
Secured by residential real estate	1,632	(170)	(1)	4	1,465
State and political subdivisions	186	107	-	-	293
Loans to depository institutions	4	(1)	-	-	3
Indirect lease financing	103	5	(6)	4	106
Retail:
1-4 family residential mortgages	303	11	-	-	314
Home equity loans and lines	583	87	(87)	19	602
Consumer	64	28	(43)	14	63
Unallocated	669	(152)	N/A	N/A	517
	$8,925	$-	$(154)	$48	$8,819

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $1,936,000 and $1,960,000 as of March 31, 2014 and December 31, 2013, respectively. Non-performing TDRs totaled $6,529,000 and $6,601,000 as of March 31, 2014 and December 31, 2013, respectively. All TDRs are included in impaired loans.

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment.

	March 31, 2014		December 31, 2013
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance

TDRs with no specific allowance recorded	$5,633	-	$5,647	-
TDRs with an allowance recorded	2,832	$1,484	2,914	$1,395
	$8,465	$1,484	$8,561	$1,395

The TDR concession made during the three months ended March 31, 2014 involved a six-month interest only period. As of March 31, 2014 and December 31, 2013, QNB had commitments of $1,627,000 and $1,603,000, respectively, to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings. There were charge-offs of $1,000 and $0 resulting from loans modified as TDRs during the three months ended March 31, 2014 and 2013, respectively.

The following table presents loans by loan class modified as TDRs during the three months ended March 31, 2014 and 2013. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below, represent carrying amounts immediately prior to the modification and at March 31, 2014 and 2013.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Three months ended March 31,	2014			2013
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial:
Commercial and industrial	1	$288	$285	-	-	-
Secured by commercial real estate	-	-	-	1	$1,822	$1,822
	1	$288	$285	1	$1,822	$1,822

There were no loans modified as TDRs within 12 months prior to March 31, 2014 for which there was a payment default (30 days or more past due) during the three months ended March 31, 2014.

The following tables present the balance in the allowance for loan losses at March 31, 2014 and December 31, 2013 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
March 31, 2014	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,308	$1,153	$1,155	$117,527	$9,218	$108,309
Construction	391	76	315	16,635	1,127	15,508
Secured by commercial real estate	2,757	-	2,757	191,228	12,700	178,528
Secured by residential real estate	1,465	636	829	47,905	2,739	45,166
State and political subdivisions	293	-	293	45,069	-	45,069
Loans to depository institutions	3	-	3	750	-	750
Indirect lease financing	106	1	105	8,093	27	8,066
Retail:
1-4 family residential mortgages	314	63	251	31,493	515	30,978
Home equity loans and lines	602	70	532	59,594	180	59,414
Consumer	63	-	63	3,544	-	3,544
Unallocated	517	N/A	N/A	N/A	N/A	N/A
	$8,819	$1,999	$6,303	$521,838	$26,506	$495,332

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following tables summarize additional information in regards to impaired loans by loan portfolio class as of March 31, 2014 and December 31, 2013:

March 31, 2014	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
With no specific allowance recorded:
Commercial:
Commercial and industrial	$7,583	$7,798	$-
Construction	706	942	-
Secured by commercial real estate	12,700	13,082	-
Secured by residential real estate	674	719	-
State and political subdivisions	-	-	-
Loans to depository institutions	-	-	-
Indirect lease financing	17	21	-
Retail:
1-4 family residential mortgages	244	271	-
Home equity loans and lines	55	74	-
Consumer	-	-	-
	$21,979	$22,907	$-

With an allowance recorded:
Commercial:
Commercial and industrial	$1,635	$1,934	$1,153
Construction	421	485	76
Secured by commercial real estate	-	-	-
Secured by residential real estate	2,065	2,228	636
State and political subdivisions	-	-	-
Loans to depository institutions	-	-	-
Indirect lease financing	10	13	1
Retail:
1-4 family residential mortgages	271	283	63
Home equity loans and lines	125	150	70
Consumer	-	-	-
	$4,527	$5,093	$1,999

Total:
Commercial:
Commercial and industrial	$9,218	$9,732	$1,153	$10,343	$90
Construction	1,127	1,427	76	1,297	-
Secured by commercial real estate	12,700	13,082	-	12,346	105
Secured by residential real estate	2,739	2,947	636	2,787	-
State and political subdivisions	-	-	-	-	-
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	27	34	1	31	1
Retail:
1-4 family residential mortgages	515	554	63	518	1
Home equity loans and lines	180	224	70	223	-
Consumer	-	-	-	4	-
	$26,506	$28,000	$1,999	$27,549	$197

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of March 31, 2014:

March 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Trading Securities
State and municipal securities	-	$4,485	-	$4,485
Securities available-for-sale
U.S. Government agency securities	-	62,094	-	62,094
State and municipal securities	-	80,235	-	80,235
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	-	129,762	-	129,762
Collateralized mortgage obligations (CMOs)	-	72,330	-	72,330
Pooled trust preferred securities	-	-	$2,238	2,238
Corporate debt securities	-	6,050	-	6,050
Equity securities	$6,743	-	-	6,743
Total securities available-for-sale	$6,743	$350,471	$2,238	$359,452
Total recurring fair value measurements	$6,743	$354,956	$2,238	$363,937

Nonrecurring fair value measurements
Impaired loans	-	-	$2,528	$2,528
Mortgage servicing rights	-	-	509	509
Total nonrecurring fair value measurements	$-	$-	$3,037	$3,037

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three months ended March 31, 2014. There were also no transfers in or out of level 3 for the same period. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three-month periods ended March 31, 2014 and 2013, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy as of December 31, 2013:

December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Government agency securities	-	$71,639	-	$71,639
State and municipal securities	-	87,199	-	87,199
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	-	139,723	-	139,723
Collateralized mortgage obligations (CMOs)	-	75,394	-	75,394
Pooled trust preferred securities	-	-	$2,069	2,069
Corporate debt securities	-	6,021	-	6,021
Equity securities	$6,625	-	-	6,625
Total securities available-for-sale	$6,625	$379,976	$2,069	$388,670
Total recurring fair value measurements	$6,625	$379,976	$2,069	$388,670

Nonrecurring fair value measurements
Impaired loans	$-	$-	$3,107	$3,107
Mortgage servicing rights	-	-	519	519
Total nonrecurring fair value measurements	$-	$-	$3,626	$3,626

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
March 31, 2014	Fair value	Valuation techniques	Unobservable input	Value or range of values
Impaired loans	$2,528	Appraisal of collateral (1)	Appraisal adjustments (2)	-10% to -30%
			Liquidation expenses (2)	0% to -10%
Mortgage servicing rights	$509	Discounted cash flow	Remaining term	3 - 29	yrs
			Discount rate	10% to 12%
(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range is presented as a percent of the initial appraised value.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the three months ended March 31, 2014:

Fair value measurements using significant unobservable inputs (Level 3)
Balance, January 1, 2014	$2,069
Settlements	-
Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	169
Transfers in and/or out of Level 3	-
Balance, March 31, 2014	$2,238

The Level 3 securities consist of seven collateralized debt obligation securities, PreTSL securities, which are backed by trust preferred securities issued by banks, thrifts, and insurance companies. As discussed in Note 7, despite the fact that there were some trades during December, the market for these securities at March 31, 2014 was not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

●	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2014;
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

The estimates for the conditional default rates (“CDR”) are based on the payment characteristics of the trust preferred securities themselves (e.g. current, deferred, or defaulted) as well as the financial condition of the trust preferred issuers in the pool. A near-term CDR for each issuer in the pool is estimated based on their financial condition using key financial ratios relating to the financial institution’s capitalization, asset quality, profitability and liquidity. In addition to the specific bank default assumptions, overall deal default rates are modeled. In 2015 and beyond, the CDR rate is calculated based upon a comparison of key financial ratios of active individual issuers without a short-term probability of default compared to all FDIC insured banks. To derive this long-term default rate, a comparison of certain key financial ratios of the active issuers in the security to all FDIC insured banks is reviewed. The active issuers are summarized by creating a weighted average based on issue size, then divided into categories based upon their status of deferral and whether or not a specific default assumption has been assigned to the issuer. To ensure an accurate comparison, the standard deviation across the issuers for each ratio is calculated and any issuer that falls more than three standard deviations above or below the average for that ratio is removed.

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

Prepayments are modeled to take into account the disruption in the asset-backed securities marketplace and the lack of new pooled trust preferred issuances. For purposes of the cash flow analysis, relatively modest rates of prepayment of 1% were forecasted. In addition to the base prepayment assumption, due to the enactment of the Dodd-Frank Act additional prepayment analysis was performed. First, all fixed rate trust preferred securities issued by banks with more than $15 billion in total assets at December 31, 2009 were identified. The current credit rating of these institutions was reviewed and it was assumed that any issuer with an investment grade credit rating would prepay their issuance as soon as possible, or July 1, 2015 for bank holding company subsidiaries of foreign banking organizations that have relied on Supervision and Regulation Letter SR-01-1. For those institutions rated below investment grade the holding companies’ approximate cost of long-term funding given their rating and marketplace interest rate was estimated. The following assumption was made; any holding company that could refinance for a cost savings of more than 2% will refinance and will do so as soon as possible, or July 1, 2015. Finally, for issuers not impacted by the Tier 1 regulatory capital legislation enacted by the Dodd-Frank Act, the issuers that have shown a recent history of prepayment of both floating rate and fixed rate issues were identified and it was assumed these issuers will prepay as soon as possible.

The internal rate of return is the pre-tax yield used to discount the best estimate of future cash flows after credit losses. The cash flows have been discounted using estimated market discount rates of 3-month LIBOR plus spreads ranging from 3.96% to 9.28%. The determination of appropriate market discount rates involved the consideration of the following:

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at March 31, 2014 and December 31, 2013:

Cash and cash equivalents, accrued interest receivable and accrued interest payable (carried at cost): The carrying amounts reported in the balance sheet approximate those assets’ fair value.

Investment securities - trading (carried at fair value), available for sale (carried at fair value) and held-to-maturity (carried at amortized cost): The fair value of securities are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. Level 2 debt securities are valued by a third-party pricing service commonly used in the banking industry. Level 2 fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution date, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
March 31, 2014	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$22,341	$22,341	$22,341	-	-
Investment securities:
Trading	4,485	4,485	-	$4,485	-
Available-for-sale	359,452	359,452	6,743	350,471	$2,238
Held-to-maturity	146	161	-	161	-
Restricted investment in bank stocks	1,764	1,764	1,764	-	-
Net loans	513,037	513,395	-	-	513,395
Mortgage servicing rights	509	630	-	-	630
Accrued interest receivable	2,602	2,602	-	2,602	-

Financial liabilities
Deposits with no stated maturities	$575,163	$575,163	$575,163	-	$-
Deposits with stated maturities	239,071	241,015	-	$241,015	-
Short-term borrowings	32,935	32,935	32,935	-	-
Long-term debt	5,000	5,000	-	5,000	-
Accrued interest payable	374	374	-	374	-

Off-balance sheet instruments
Commitments to extend credit	$-	$-	$-	$-	$-
Standby letters of credit	-	-	-	-	-

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

A summary of the Bank's financial instrument commitments is as follows:

	March 31, 2014	December 31, 2013
Commitments to extend credit and unused lines of credit	$196,620	$186,137
Standby letters of credit	6,387	5,311
Total financial instrument commitments	$203,007	$191,448

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2014 and December 31, 2013 for guarantees under standby letters of credit issued is not material.

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

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of March 31, 2014, that the Company and the Bank met capital adequacy requirements to which they were subject.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

11. REGULATORY RESTRICTIONS (continued)

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of March 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$88,847	14.14%	$50,254	8.00%	N/A	N/A
Bank	82,297	13.23	49,751	8.00	$62,188	10.00%

Tier I capital (to risk-weighted assets):
Consolidated	80,656	12.84	25,127	4.00	N/A	N/A
Bank	74,511	11.98	24,875	4.00	37,313	6.00

Tier I capital (to average assets):
Consolidated	80,656	8.69	37,133	4.00	N/A	N/A
Bank	74,511	8.08	36,889	4.00	46,112	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$87,330	14.01%	$49,871	8.00%	N/A	N/A
Bank	81,076	13.13	49,402	8.00	$61,753	10.00%

Tier I capital (to risk-weighted assets):
Consolidated	79,037	12.68	24,936	4.00	N/A	N/A
Bank	73,342	11.88	24,701	4.00	37,052	6.00

Tier I capital (to average assets):
Consolidated	79,037	8.45	37,419	4.00	N/A	N/A
Bank	73,342	7.88	37,215	4.00	46,518	5.00

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, and including the risk factors identified in Item 1A of QNB’s 2013 Form 10-K, could affect the future financial results of the Company and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:

•	Volatility in interest rates and shape of the yield curve;
•	Credit risk;
•	Liquidity risk;
•	Operating, legal and regulatory risks;
•	Economic, political and competitive forces affecting QNB’s business;
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

There were no credit-related other-than-temporary impairment charges in the first quarter of 2014 or 2013.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the first quarter of 2014 of $2,296,000, or $0.70 per share on a diluted basis, compared to net income of $2,408,000, or $0.74 per share on a diluted basis, for the same period in 2013.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 1.00% and 11.59%, respectively, for the quarter ended March 31, 2014 compared with 1.08% and 13.10%, respectively, for the quarter ended March 31, 2013.

Total assets as of March 31, 2014 were $934,092,000, compared with $932,883,000 at December 31, 2013. The growth in loans which began late in 2013 continued during the first quarter of 2014. Total loans at March 31, 2014 were $521,856,000, compared with $501,716,000 at December 31, 2013, an increase of $20,140,000, or 4.0%. The growth in total loans was funded by a reduction in investment securities. Total deposits of $814,234,000 at March 31, 2014 were level with deposits of $814,532,000 at December 31, 2013.

Net Interest Income and Net Interest Margin

Net interest income for the quarter ended March 31, 2014 totaled $6,393,000, an increase of $60,000 over the same period in 2013. Average earning assets for the first quarter of 2014 were $894,981,000, an increase of $21,741,000, or 2.5%, from the first quarter of 2013, with average loans increasing $35,972,000, or 7.6%, and average investment securities decreasing $11,819,000, or 3.0%, over the same period. On the funding side, average deposits increased $12,150,000, or 1.5%, to $806,930,000 for the first quarter of 2014 with growth occurring in non-interest and interest-bearing checking accounts, municipal deposits and savings accounts. During this same time period, average borrowed funds increased $5,013,000 to $38,072,000 with commercial repurchase agreements accounting for the increase.

The prolonged low interest rate environment has continued to exert pressure on asset yields and the net interest margin as longer term assets reprice to lower interest rate levels while funding costs are near their implied floors. However, a change in the mix of earning assets with loans representing a larger proportion of earning assets has positively impacted the average yield on earning assets and the net interest margin. The net interest margin for the first quarter of 2014 was 3.12% compared to 3.17% for the first quarter of 2013 and 3.04% for the fourth quarter of 2013. The average rate earned on earning assets declined 17 basis points from 3.80% for the first quarter of 2013 to 3.63% for the first quarter of 2014. When comparing the change in the yield on earning assets between the two first quarter periods, loan and investment security yields declined from 4.91% and 2.51%, respectively, for the first quarter of 2013 to 4.53% and 2.44%, respectively, for the first quarter of 2014, a decline of 38 basis points and 7 basis points, respectively. In comparison, the cost of interest-bearing liabilities declined 13 basis points from 0.72% to 0.59% over the same time periods.

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

Based on the analysis, QNB recorded no provision for loan losses in the first quarters of 2014 and 2013 and $150,000 in the fourth quarter of 2013. QNB's allowance for loan losses of $8,819,000 represents 1.69% of total loans at March 31, 2014 compared to an allowance for loan losses of $8,925,000, or 1.78% of total loans at December 31, 2013 and $9,351,000, or 1.96% of total loans at March 31, 2013. Net loan charge-offs were $106,000, or 0.08% annualized of total average loans, for the first quarter of 2014, compared with $421,000, or 0.36% annualized of total average loans, for the first quarter of 2013 and $220,000, or 0.17% annualized of total average loans, for the fourth quarter of 2013.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Asset quality has continued the trend of steady improvement over the past year with total non-performing assets of $19,823,000 at March 31, 2014 compared with $20,308,000 as of December 31, 2013 and $25,265,000 as of March 31, 2013. Included in this classification are non-performing loans, other real estate owned (OREO) and repossessed assets, and non-performing pooled trust preferred securities. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest, and restructured loans were $14,760,000, or 2.83% of total loans, at March 31, 2014 compared with $15,414,000, or 3.07% of total loans, at December 31, 2013 and $22,113,000, or 4.63% of total loans, at March 31, 2013. Most of the reduction in non-accrual loans when comparing the balances as of March 31, 2014 and 2013 can be attributed to the improved financial performance of several borrowers which enabled these loans to be placed back on accrual status. The decrease in restructured loans when comparing the same timeframes is due to a loan that was transferred to OREO, which is currently under an agreement of sale. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Of the total amount of non-accrual loans at March 31, 2014, there were $8,831,000, or 68.9%, that were current or past due less than 30 days at the end of the quarter. In addition to the marked improvement in total non-performing loans, loans classified as substandard or doubtful, which includes non-performing loans, continue to improve. At March 31, 2014 substandard or doubtful loans totaled $37,271,000, a reduction of $6,495,000, or 14.8%, from the $43,766,000 reported as of March 31, 2013.

QNB had OREO and other repossessed assets of $2,825,000 as of March 31, 2014 and December 31, 2013 and $1,153,000 at March 31, 2013. As noted above one property with a fair value of $2,325,000 is under an agreement of sale and is anticipated to close during the third quarter of 2014. Non-performing pooled trust preferred securities are carried at fair value which was $2,238,000, $2,069,000, and $1,999,000 at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. The increase in the balance of non-performing pooled trust preferred securities compared to year end reflects an improvement in the fair value of these securities and not the purchase of additional securities.

Non-Interest Income

Total non-interest income was $1,812,000 for the first quarter of 2014, an increase of $64,000, or 3.7%, compared with the same period in 2013. Net gains on the sale of investment securities contributed $199,000 to the total increase in non-interest income. QNB recorded $622,000 of net gains on the sale of investment securities during the first quarter of 2014 compared to net gains of $423,000 in the first quarter of 2013. Included in the first quarter 2014 securities gains were $590,000 recorded on the sale of equity securities and $32,000 on sales of bonds. Similar to the first quarter of 2013, QNB elected to sell some equity holdings in the first quarter of 2014 and recognize gains that had accumulated as a result of the strong performance of the U.S. equity markets over the past two years. In comparison, QNB recorded gains of $262,000 on the sale of equity securities and $161,000 on sale of bonds during the first quarter of 2013.

The increase in gains recorded from the sale of investment securities were offset by a significant reduction in gains recognized on the sale of residential mortgages. An increase in mid-term and long-term treasury rates beginning in mid-2013 were a key contributor to the slowdown in residential mortgage loan activity and in particular mortgage refinancing activity. During the first quarter of 2014, net gains on the sale of residential mortgages declined $218,000 to $7,000, when compared to the same quarter in 2013. The first quarter of 2013 benefited from much lower mortgage rates which contributed to significantly higher levels of refinancing activity as well as the amount of gains recorded on the sale of these mortgages.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Growth in QNB Financial Services, which provides retail brokerage and advisory services, resulted in an additional $72,000 in income when comparing the two quarters. In addition, fees for services to customers, primarily net overdraft charges were $33,000 more than the $366,000 reported for the same 2013 quarter.

Non-Interest Expense

Total non-interest expense was $5,212,000 for the first quarter of 2014, an increase of $272,000, or 5.5%, as compared to $4,940,000 for the first quarter of 2013. Salaries and benefits expense increased $236,000, or 9.2%, with higher salary expense comprising $160,000 of the increase. The increase is mainly attributable to merit raises coupled with four additional full-time equivalent employees. In addition to salary expense, benefit costs increased $76,000 when comparing the first quarter of 2014 to the first quarter of 2013. This was a result of higher medical premiums, retirement plan expense and tuition reimbursement. Also, when comparing the two quarters other non-interest expense increased by $31,000, primarily due to higher costs related to check card charge-offs and consultant expense offset partially by lower Directors fees and Pennsylvania bank shares tax expense.

These items noted in the foregoing overview, as well as others, will be discussed and analyzed more thoroughly in the next sections.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	March 31, 2014			March 31, 2013
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Trading securities	$3,177	4.31%	$34	$-	-	$-
Investment securities (AFS & HTM):
U.S. Government agencies	67,888	1.42%	241	98,135	1.17%	287
State and municipal	83,223	4.38%	912	84,365	5.02%	1,060
Mortgage-backed and CMOs	210,748	2.05%	1,082	199,988	2.13%	1,065
Pooled trust preferred securities	3,519	0.17%	2	3,519	0.18%	2
Corporate debt securities	6,010	1.12%	17	2,372	3.95%	23
Equities	5,469	3.29%	44	3,474	2.62%	22
Total investment securities	376,857	2.44%	2,298	391,853	2.51%	2,459
Loans:
Commercial real estate	257,172	4.61%	2,923	247,728	5.03%	3,075
Residential real estate	30,315	4.33%	328	28,511	4.67%	333
Home equity loans	54,523	3.92%	527	50,702	4.26%	533
Commercial and industrial	112,287	4.26%	1,180	99,664	4.43%	1,088
Indirect lease financing	8,512	9.87%	210	9,987	9.51%	237
Consumer loans	3,271	5.94%	48	2,199	6.57%	36
Tax-exempt loans	41,359	4.40%	449	32,676	5.06%	408
Total loans, net of unearned income*	507,439	4.53%	5,665	471,467	4.91%	5,710
Other earning assets	7,508	0.88%	16	9,920	0.32%	8
Total earning assets	894,981	3.63%	8,013	873,240	3.80%	8,177
Cash and due from banks	10,218			11,182
Allowance for loan losses	(8,879)			(9,650)
Other assets	32,008			30,616
Total assets	$928,328			$905,388

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$114,538	0.23%	66	$107,743	0.24%	62
Municipals	116,695	0.32%	94	79,504	0.43%	84
Money market	56,731	0.19%	27	74,308	0.21%	38
Savings	208,049	0.37%	189	197,942	0.46%	224
Time	152,435	1.08%	406	171,507	1.23%	521
Time of $100,000 or more	86,199	1.24%	263	95,067	1.39%	325
Total interest-bearing deposits	734,647	0.58%	1,045	726,071	0.70%	1,254
Short-term borrowings	33,072	0.36%	29	27,772	0.38%	26
Long-term debt	5,000	4.77%	60	5,287	4.75%	63
Total interest-bearing liabilities	772,719	0.59%	1,134	759,130	0.72%	1,343
Non-interest-bearing deposits	72,283			68,709
Other liabilities	2,971			3,022
Shareholders' equity	80,355			74,527
Total liabilities and shareholders' equity	$928,328			$905,388
Net interest rate spread		3.04%			3.08%
Margin/net interest income		3.12%	$6,879		3.17%	$6,834
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

	Three Months Ended
	March 31, 2014 compared
	to March 31, 2013

	Total	Due to change in:
	Change	Volume	Rate
Interest income:
Trading securities	$34	$34	-
Investment securities (AFS & HTM):
U.S. Government agencies	(46)	(88)	$42
State and municipal	(148)	(15)	(133)
Mortgage-backed and CMOs	17	57	(40)
Pooled trust preferred securities	-	-	-
Corporate debt securities	(6)	37	(43)
Equities	22	13	9
Loans:
Commercial real estate	(152)	117	(269)
Residential real estate	(5)	21	(26)
Home equity loans	(6)	40	(46)
Commercial and industrial	92	137	(45)
Indirect lease financing	(27)	(35)	8
Consumer loans	12	17	(5)
Tax-exempt loans	41	109	(68)
Other earning assets	8	(2)	10
Total interest income	(164)	442	(606)
Interest expense:
Interest-bearing demand	4	4	-
Municipals	10	39	(29)
Money market	(11)	(9)	(2)
Savings	(35)	12	(47)
Time	(115)	(58)	(57)
Time of $100,000 or more	(62)	(30)	(32)
Short-term borrowings	3	5	(2)
Long-term debt	(3)	(3)	-
Total interest expense	(209)	(40)	(169)
Net interest income	$45	$482	$(437)

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three-month periods ended March 31, 2014 and 2013.

Three months ended March 31,	2014	2013
Total interest income	$7,527	$7,676
Total interest expense	1,134	1,343
Net interest income	6,393	6,333
Tax-equivalent adjustment	486	501
Net interest income (fully taxable-equivalent)	$6,879	$6,834

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

Net interest income increased $60,000, or 0.9%, to $6,393,000 for the quarter ended March 31, 2014 as compared to $6,333,000 for the quarter ended March 31, 2013. On a tax-equivalent basis, net interest income increased $45,000, or 0.7%, from $6,834,000 for the three months ended March 31, 2013 to $6,879,000 for the same period ended March 31, 2014. The net interest margin for the first quarter of 2014 was 3.12% compared to 3.17% for the first quarter of 2013. While the net interest margin represents a decline when comparing the two first quarter periods it does represent an increase from the 3.04% reported for the fourth quarter of 2013.

Net interest income and net interest margin continue to be negatively impacted by declining yields on earning assets resulting from the prolonged low interest rate environment that banks have been operating in since 2008, the beginning of the financial crisis. Growth in the loan portfolio during the fourth quarter of 2013 and the first quarter of 2014 has softened the impact of the low interest rate environment on net interest income and the net interest margin as loans generally earn a higher yield than investment securities. Average earning assets increased by $21,741,000, or 2.5%, to $894,981,000 when comparing the first quarter of 2014 to the same period in 2013, with average loans increasing $35,972,000, or 7.6%, partially offset by average investment securities decreasing $11,819,000, or 3.0%. On the funding side, average deposits increased $12,150,000, or 1.5%, to $806,930,000 with growth occurring in non-interest and interest-bearing checking accounts, municipal deposits and savings accounts. When comparing the same time periods, average borrowed funds increased $5,013,000 to $38,072,000 with commercial repurchase agreements accounting for the increase.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis decreased $164,000, or 2.0%, to $8,013,000 for the first quarter of 2014, while total interest expense decreased $209,000, or 15.6%, to $1,134,000. Volume growth in earning assets, primarily loans, contributed an additional $442,000 of interest income but was offset by a decline in interest income of $606,000 resulting from lower interest rates. With regard to interest expense, lower funding costs (interest rates paid) resulted in a decline in interest expense of $169,000.

The yield on earning assets on a tax-equivalent basis decreased 17 basis points from 3.80% for the first quarter of 2013 to 3.63% for the first quarter of 2014, but increased by seven basis points from the 3.56% reported for the fourth quarter of 2013. In comparison, the rate paid on interest-bearing liabilities decreased 13 basis points from 0.72% for the first quarter of 2013 to 0.59% for the first quarter of 2014 and decreased one basis point when compared to 0.60% reported in the fourth quarter of 2013.

Interest income on investment securities available-for-sale and held-to-maturity decreased $161,000 when comparing the two quarters primarily as a result of a slight decline in average yield. The average yield on the investment portfolio was 2.44% for the first quarter of 2014 compared with 2.51% for the first quarter of 2013. The yield on the investment portfolio seems to have stabilized as the increase in Treasury rates since the end of the second quarter of 2013 has slowed down the amount of calls and prepayments in the portfolio and has also provided an opportunity to invest in bonds with slightly better yields than previously available. During the first quarter of 2014 QNB sold securities to fund loan growth and seasonal deposit withdrawals by municipalities as well as to fund the municipal trading account.

Income on Government agency securities decreased $46,000, as the $30,247,000, or 30.8% decline in average balances reduced interest income by $88,000. This was partially offset by a 25 basis point increase in the yield from 1.17% for the first quarter of 2013 to 1.42% for the same period in 2014. The increase in the yield contributed $42,000 in additional interest income and is a result of selling some lower yielding bonds at the end of 2013 and the first quarter of 2014 as well as the investment of cash into bonds with yields higher than the portfolio yield.

Interest income on tax-exempt municipal securities decreased $148,000 with the decline in yield contributing $133,000 of the total decrease. The yield on the municipal portfolio was 4.38% for 2014 compared to 5.02% for 2013. QNB had purchased many municipal securities when rates were significantly higher. Many of these bonds have either reached maturity or their call dates and are being replaced with municipal bonds with lower yields. Typically QNB purchased municipal bonds with 10-15 year maturities; however, given the current rate environment has shortened the maturity range to between 5-7 years with call dates between 2-4 years. The yield on this portfolio is expected to continue to decline as additional higher yielding municipal bonds are expected to be called or mature during the last nine months of 2014. The current yield on replacement bonds is well below the yield of the bonds being called or maturing .

Interest income on mortgage-backed securities and CMOs increased $17,000 with an increase in average balances offsetting the impact of lower rates. Average balances increased $10,760,000, or 5.4%, to $210,748,000 when comparing the two periods and contributed $57,000 in additional income. The yield on the mortgage-backed and CMO portfolio decreased eight basis points from 2.13% for the first quarter of 2013 to 2.05% for the first quarter of 2014, resulting in a $40,000 reduction in interest income. This portfolio was expanded because it provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested when interest rates eventually increase. With the historically low interest rate environment mortgage refinancing activity over the past three years was significant resulting in an increase in prepayments on these securities. Since most of these securities were purchased at a premium, prepayments result in a shorter amortization period of this premium and therefore a reduction in income. With the increase in interest rates in the middle of 2013 mortgage refinancing activity has slowed dramatically and as a result mortgage prepayments have slowed and yields have increased slightly.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Income on loans decreased $45,000 to $5,665,000 when comparing the first quarters of 2014 and 2013 as the decline in the portfolio yield offset the growth in the portfolio. The yield on the loan portfolio decreased 38 basis points to 4.53% when comparing the same periods, resulting in a reduction in interest income of $451,000. When comparing the two quarters average balances increased 7.6% resulting in an increase of $406,000 in interest income. As a result of the interest rate environment and competitive pressures new loans are being originated at significantly lower rates, variable rate loans are repricing lower and many customers with fixed rates are requesting that their rates be modified lower.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans decreased $152,000 and was impacted positively by the increase in average balances and negatively by the decline in yield. Average balances increased $9,444,000, or 3.8%, to $257,172,000, for the three months ended March 31, 2014 compared with the same quarter in 2013. The yield on commercial real estate loans was 4.61% for the first quarter of 2014, a decrease of 42 basis points from the 5.03% reported for the first quarter of 2013.

Income on commercial and industrial loans, the second largest category, increased $92,000 as average commercial and industrial loan balances increased $12,623,000, or 12.7%, to $112,287,000 for the first quarter of 2014 resulting in an additional $137,000 in income. The average yield on these loans decreased 17 basis points to 4.26% resulting in a decrease in income of $45,000. Many of the loans in this category are indexed to the prime interest rate and have floors.

Tax-exempt loan income was $449,000 for the first quarter of 2014, an increase of $41,000 from the same period in 2013. With the decline in market interest rates many municipalities have refinanced existing debt or taken on new debt. QNB has been successful in winning some of these bids and as a result average balances have increased $8,683,000 or 26.6% to $41,359,000 for the first quarter of 2014, contributing $109,000 in income. However, the renegotiation or bidding on these loans has resulted in $68,000 decline in interest income and a decline in the average yield on the tax-exempt loan portfolio from 5.06% for the first quarter of 2013 to 4.40% for the first quarter of 2014.

QNB desires to become the “local consumer lender of choice” and to affect this QNB has refocused its retail lending efforts by strengthening the management of the area, adding new product offerings and by increasing marketing and promotion. The positive impact of this renewed focus has been year-over-year growth in balances in all three categories of retail lending: residential mortgage, home equity and consumer loans. Average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $1,804,000, or 6.3%, to $30,315,000 for the first quarter of 2014 compared to the same period in 2013. Over this same timeframe, the average yield on the portfolio declined by 34 basis points to 4.33% for the first quarter of 2014. The net result was a slight decrease in interest income of $5,000. Average home equity loans increased $3,821,000, or 7.5% to $54,523,000 while the average yield declined 34 basis points to 3.92% resulting in a decline in income of $6,000. Average consumer loans increased $1,072,000, or 48.7% to $3,271,000 while the yield on the portfolio decreased 63 basis points to 5.94% for the first quarter of 2014 resulting in a $12,000 increase in interest income. During 2013 QNB began offering student loans through a third party which contributed $478,000 of the increase in average consumer loans.

For the most part, earning assets are funded by deposits, which increased on average by $12,150,000, or 1.5%, to $806,930,000, when comparing the first quarters of 2014 and 2013. This represents the slowest rate of annual deposit growth in many years. Total interest expense for the first quarter of 2014 was $1,134,000 compared to $1,343,000 for the first quarter of 2013, a decline of $209,000. Interest expense on total deposits also decreased $209,000 when comparing the two quarter as interest expense on borrowed funds remained level. The rate paid on interest-bearing liabilities decreased 13 basis points from 0.72% for the first quarter of 2013 to 0.59% for the first quarter of 2014. During this same period, the rate paid on interest-bearing deposits decreased 12 basis points from 0.70% to 0.58%. These yields will most likely not decline much further as deposit rates are close to reaching an inherent floor and may actually begin to increase as short-term interest rates begin to increase and the competition for deposits increases.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The growth in deposits continues to be centered in accounts with greater liquidity, such as non-interest and interest-bearing demand, interest-bearing municipal accounts, and savings deposits. Average non-interest-bearing demand accounts increased $3,574,000, or 5.2%, to $72,283,000 for the first quarter of 2014. QNB has been very successful in increasing business checking accounts as average balances in these accounts have increased by $5,231,000, or 10.2%, when comparing the quarter. Average interest-bearing demand accounts increased $6,795,000, or 6.3%, to $114,538,000 for the first quarter of 2014 and interest expense on interest-bearing demand accounts increased $4,000 to $66,000 for the same period as the average rate paid declined by one basis point from 0.24% for the first quarter of 2013 to 0.23% for the first quarter of 2014. Included in this category is QNB-Rewards checking, a higher-rate checking account product that pays 1.00% on balances up to $25,000 and 0.25% for balances over $25,000. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the first quarter of 2014, the average balance in this product was $35,836,000 and the related interest expense was $55,000 for an average yield of 0.62%. In comparison, the average balance of the QNB-Rewards accounts for the first quarter of 2013 was $29,878,000 with a related interest expense of $52,000 and an average rate paid of 0.70%. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $77,865,000 for the first quarter of 2013 to $78,702,000 for the first quarter of 2014. The average rate paid on these balances was 0.06% for both periods.

Interest expense on municipal interest-bearing demand accounts increased $10,000 to $94,000 for the first quarter of 2014. The average balance of municipal interest-bearing demand accounts increased $37,191,000, or 46.8%, to $116,695,000, while the average interest rate paid on these accounts decreased from 0.43% for the first quarter of 2013 to 0.32% for the first quarter of 2014. Most of these accounts are indexed to the Federal funds rate with most having negotiated rate floors between 0.25% and 0.50%. QNB was successful in increasing its relationships with several of these customers as well as adding several new municipalities and school districts over the past year, accounting for the increase in balances. Many of these deposits are seasonal in nature and are received during the third quarter as tax receipts are collected and are withdrawn over the course of the next year. It is anticipated that these balances will decline significantly during the second quarter of 2014 before building during the third quarter.

Average money market accounts decreased $17,577,000, or 23.7%, to $56,731,000 for the first quarter of 2014 compared with the same period in 2013. Much of the decline in money market balances is a result of a shift in these balances to either municipal interest-bearing demand accounts or eSavings accounts. Interest expense on money market accounts decreased $11,000 to $27,000 and the average interest rate paid on money market accounts declined slightly from 0.21% for the first quarter of 2013 to 0.19% for the first quarter of 2014. The majority of balances in this category are in the Select money market account, a product that pays a tiered rate based on account balances.

Interest expense on savings accounts decreased $35,000, or 15.6%, when comparing the first quarter of 2014 to the first quarter of 2013, while the average rate paid decreased nine basis points from 0.46% for the first quarter of 2013 to 0.37% for the same period in 2014. When comparing these same periods average savings accounts increased $10,107,000, or 5.1%, to $208,049,000 for the first quarter of 2014 with the QNB online eSavings product accounting for most of the growth in savings balances. The product was introduced at a yield of 1.85% in the second quarter of 2009 and has been extremely successful with balances growing to $158,081,000 at March 31, 2014. As market rates declined, the eSavings interest rate paid was also reduced and declined to 0.50% at March 31, 2013 and to 0.45% at March 31, 2014. The average yield paid on these accounts was 0.46% for the first quarter of 2014 compared with a yield of 0.56% for the first quarter of 2013. The average balance of this product was $156,579,000 for the first quarter of 2014 compared to $150,011,000 for the first quarter of 2013. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts increased $3,539,000, or 7.4%, when comparing the first quarter 2014 average to the same 2013 quarter.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The repricing of time deposits at lower rates combined with the decline in average time deposit balances continues to have the greatest impact on total interest expense. Total interest expense on time deposits decreased $177,000, or 20.9%, to $669,000 for the first quarter of 2014. Average total time deposits decreased by $27,940,000, or 10.5%, to $238,634,000 for the first quarter of 2014. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on time deposits decreased from 1.29% to 1.14% when comparing the first quarter of 2013 to the same period in 2014.

Approximately $103,626,000, or 43.3%, of time deposits at March 31, 2014 will reprice or mature over the next 12 months. The average rate paid on these time deposits is approximately 0.69%. QNB has been trying to lengthen the maturity of the time deposit portfolio by offering a 42 month time deposit that permits one bump in rate over the term at an annual percentage yield of 1.01% and a 59 month time deposit at an annual percentage rate of 1.60%. Both have seen moderate success. The yield on the time deposit portfolio may decline slightly in the next quarter as short-term time deposits reprice. However, given the short-term nature of these deposits interest expense could increase if short-term time deposit rates were to increase suddenly or if customers select higher paying longer term time deposits.

Short-term borrowings are primarily comprised of sweep accounts structured as repurchase agreements with our commercial customers. Interest expense on short-term borrowings increased minimally from $26,000 for the first quarter of 2013 to $29,000 for the first quarter of 2014. When comparing these same periods average balances increased from $27,772,000 to $33,072,000 while the average rate paid declined slightly from 0.38% to 0.36%.

QNB had $5,000,000 of average long-term debt at an average rate of 4.77% for the first quarter of 2014 and $5,287,000 at an average rate of 4.75% for the first quarter of 2013. The remaining $5,000,000 in debt matured on April 17, 2014.

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

Based on the analysis, QNB recorded no provision for loan losses in the first quarters of 2014 and 2013 and $150,000 in the fourth quarter of 2013. Net loan charge-offs were $106,000, or 0.08% annualized of total average loans, for the first quarter of 2014, compared with $421,000, or 0.36% annualized of total average loans, for the first quarter of 2013 and $220,000, or 0.17% annualized of total average loans, for the fourth quarter of 2013. A home equity loan for $74,000 that was charged off in the first quarter of 2014 was subsequently collected in full during the second quarter of 2014. QNB's allowance for loan losses of $8,819,000 represents 1.69% of total loans at March 31, 2014 compared to an allowance for loan losses of $8,925,000, or 1.78% of total loans at December 31, 2013 and $9,351,000, or 1.96% of total loans at March 31, 2014. The allowance for loan losses at March 31, 2013 is at a level that QNB management believes is adequate as of that date based on its analysis of known and inherent losses in the portfolio.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Asset quality has continued the trend of steady improvement over the past year with total non-performing assets of $19,823,000 at March 31, 2014 compared with $20,308,000 as of December 31, 2013 and $25,265,000 as of March 31, 2013. Included in this classification are non-performing loans, other real estate owned (OREO) and repossessed assets, and non-performing pooled trust preferred securities. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest, and restructured loans were $14,760,000, or 2.83% of total loans, at March 31, 2014 compared with $15,414,000, or 3.07% of total loans, at December 31, 2013 and $22,113,000, or 4.63% of total loans, at March 31, 2013. Loans on non-accrual status were $12,824,000 at March 31, 2013 compared with $13,453,000 at December 31, 2013 and $17,465,000 at March 31, 2013. Loans are placed on non-accrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on the updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Most of the reduction in non-accrual loans when comparing the balances as of March 31, 2014 and 2013 can be attributed to the improved financial performance of several borrowers which enabled these loans to be placed back on accrual status. Of the total amount of non-accrual loans at March 31, 2014, there were $8,831,000, or 68.9%, that were current or past due less than 30 days at the end of the quarter. In addition to the marked improvement in total non-performing loans, loans classified as substandard or doubtful, which includes non-performing loans, continue to improve. At March 31, 2014 substandard or doubtful loans totaled $37,285,000, a reduction of $6,481,000, or 14.8%, from the $43,766,000 reported as of March 31, 2013.

QNB had no loans past due 90 days or more and still accruing at March 31, 2014, $1,000 at December 31, 2013 and $302,000 at March 31, 2013. Total loans 30 days or more past due represented 1.15% of total loans at March 31, 2014 compared with 1.07% at December 31, 2013 and 2.52% at March 31, 2013.

Troubled debt restructured loans, not classified as non-accrual loans or loans past due 90 days or more, wre $1,936,000 at March 31, 2014 compared with $1,960,000 at December 31, 2013 and $4,346,000 at March 31, 2013. The decrease in restructured loans when comparing the March timeframes is due to a loan that was transferred to OREO, which is currently under an agreement of sale. QNB had OREO and other repossessed assets of $2,825,000 as of March 31, 2014 and December 31, 2013 and $1,153,000 at March 31, 2013. As noted above one property with a fair value of $2,325,000 is under an agreement of sale and is anticipated to close during the third quarter of 2014. Non-performing pooled trust preferred securities are carried at fair value which was $2,238,000, $2,069,000, and $1,999,000 at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. The increase in the balance of non-performing pooled trust preferred securities compared to year end reflects an improvement in the fair value of these securities and not the purchase of additional securities.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans and indirect lease financing loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. At March 31, 2014 and December 31, 2013, the recorded investment in loans for which impairment has been identified totaled $26,506,000 and $27,617,000 of which $21,979,000 and $22,515,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $4,527,000 and $5,102,000 at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014 and December 31, 2013, the related allowance for loan losses associated with these loans was $1,999,000 and $2,022,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	March 31,	December 31,	March 31,
	2014	2013	2013
Non-accrual loans	$12,824	$13,453	$17,465
Loans past due 90 days or more and still accruing interest	-	1	302
Troubled debt restructured loans (not already included above)	1,936	1,960	4,346
Total non-performing loans	14,760	15,414	22,113
Other real estate owned and repossessed assets	2,825	2,825	1,153
Non-accrual investment securities	2,238	2,069	1,999
Total non-performing assets	$19,823	$20,308	$25,265

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$507,412	$482,112	$470,203
Total loans	521,856	501,716	477,402

Allowance for loan losses	8,819	8,925	9,351

Allowance for loan losses to:
Non-performing loans	59.75%	57.90%	42.29%
Total loans (excluding held-for-sale)	1.69%	1.78%	1.96%
Average total loans	1.74%	1.85%	1.99%

Non-performing loans / total loans (excluding held-for-sale)	2.83%	3.07%	4.63%
Non-performing assets / total assets	2.12%	2.18%	2.75%

An analysis of loan charge-offs for the three months ended March 31, 2014 compared to 2013 is as follows:

Three months ended March 31,	2014	2013
Net charge-offs	$106	$421

Net charge-offs (annualized) to:
Total loans (excluding held-for-sale)	0.08%	0.36%
Average total loans (excluding held-for-sale)	0.08	0.36
Allowance for loan losses	4.88	18.26

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-Interest Income Comparison
			Change from
			prior year
Three months ended March 31,	2014	2013	Amount	Percent
Net gain on investment securities	$622	$423	$199	47.0%
Net gain from trading activity	22	-	22	-
Fees for services to customers	399	366	33	9.0%
ATM and debit card	348	352	(4)	-1.1%
Retail brokerage and advisory income	166	94	72	76.6%
Bank-owned life insurance	72	74	(2)	-2.7%
Merchant income	72	81	(9)	-11.1%
Net gain on sale of loans	7	225	(218)	-96.9%
Other	104	133	(29)	-21.8%
Total	$1,812	$1,748	$64	3.7%

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and debit card income, retail brokerage and advisory income, income on bank-owned life insurance, merchant income, trading revenue and gains and losses on the sale of investment securities and residential mortgage loans. Total non-interest income for the first quarter of 2013 was $1,812,000, an increase of $64,000, or 3.7% compared to $1,748,000 for the first quarter of 2013.

Net gains on the sale of investment securities contributed $199,000 to the total increase in non-interest income. QNB recorded $622,000 of net gains on the sale of investment securities during the first quarter of 2014 compared to net gains of $423,000 in the first quarter of 2013. Included in the first quarter 2014 securities gains were $590,000 recorded on the sale of equity securities and $32,000 on sales of bonds. Similar to the first quarter of 2013, QNB elected to sell some equity holdings in the first quarter of 2014 and recognize gains that had accumulated as a result of the strong performance of the U.S. equity markets over the past two years. The sale of bonds during the first quarter of 2014 was primarily for liquidity purposes to fund the growth in loans as well as to fund the municipal security trading account. In comparison, QNB recorded gains of $262,000 on the sale of equity securities and $161,000 on sale of bonds during the first quarter of 2013. There were no credit-related OTTI charges during the first quarter of 2014 or 2013.

Trading revenue represents realized and unrealized gains and losses, net of expenses, on the municipal trading account portfolio invested in during the first quarter of 2014. This portfolio is marked to market at the end of every month. Interest earned on these securities during the holding period are included in net interest income.

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees were $399,000 for the first quarter of 2014, a $33,000, or 9.0%, increase from the same period in 2013. Overdraft income, which represented approximately 71% of total fees for services to customers during the first quarter of 2014, increased by $38,000. The increase in overdraft income primarily reflects growth in the number of checking accounts as well as the positive impact of the introduction of an overdraft protection program.

Retail brokerage and advisory income was $166,000 for the first quarter of 2014 compared to $94,000 for the first quarter of 2013. QNB provides securities and advisory services under the name of QNB Financial Services through Investment Professionals, Inc., a registered Broker/Dealer and Registered Investment Advisor. This business continues to grow successfully and as of March 31, 2014 had over $35,000.000 in assets under management.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. During the first quarter of 2014, net gains on the sale of residential mortgages declined $218,000 to $7,000, when compared to the same quarter in 2013. An increase in mid-term and long-term treasury rates beginning in mid-2013 were a key contributor to the slowdown in residential mortgage loan activity and in particular mortgage refinancing activity. The first quarter of 2013 benefited from much lower mortgage rates which contributed to significantly higher levels of refinancing activity as well as the amount of gains recorded on the sale of these mortgages. Proceeds from the sale of residential mortgages were $131,000 and $6,575,000 for the first quarters of 2014 and 2013, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

There was a $29,000 decrease in other non-interest income when comparing the two quarters most of which also relates to the slowdown in mortgage activity. QNB is a member of a title company whose profitability was impacted by the slowdown in residential mortgage origination which resulted in a $22,000 reduction in the dividend received.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
			Change from
			prior year
Three months ended March 31,	2014	2013	Amount	Percent
Salaries and employee benefits	$2,795	$2,559	$236	9.2%
Net occupancy	446	436	10	2.3%
Furniture and equipment	408	413	(5)	-1.2%
Marketing	218	239	(21)	-8.8%
Third-party services	401	374	27	7.2%
Telephone, postage and supplies	183	181	2	1.1%
State taxes	151	172	(21)	-12.2%
FDIC insurance premiums	177	170	7	4.1%
Other	433	396	37	9.3%
Total	$5,212	$4,940	$272	5.5%

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services, FDIC insurance premiums, regulatory assessments and taxes and various other operating expenses. Total non-interest expense was $5,212,000 for the first quarter of 2014, an increase of $272,000, or 5.5%, compared to the first quarter of 2013.

Salaries and benefits is the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense for the first quarter of 2014 were $2,795,000, an increase of $236,000, or 9.2%, from the $2,559,000 reported in the first quarter of 2013, with higher salary expense comprising $160,000 of the increase. The increase is mainly attributable to merit raises coupled with four additional full-time equivalent employees. In addition to salary expense, benefit costs increased $76,000 when comparing the first quarter of 2014 to the first quarter of 2013. This was a result of medical costs that were $53,000 higher than the first quarter of 2013 and additional retirement plan expense and tuition reimbursement.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Marketing expense decreased $21,000, or 8.8%, to $218,000 for the quarter ended March 31, 2014. The decrease was largely due to prior year expenses related to advertising, public relations, and sales promotions associated with the opening of two new locations in the first quarter of 2013.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $27,000, or 7.2%, to $401,000 for the three months ended March 31, 2014 when compared to the same period in 2013.

State tax expense represents the accrual of the Pennsylvania shares tax, which is based on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $151,000 for the first quarter of 2014, a decrease of $21,000 compared to the same period in 2013. The decrease was all attributable to a decline in the Bank’s Pennsylvania Shares Tax as a result of a change in the state mandated formula for 2014 which resulted in lower tax expense despite the increase in the Bank’s equity.

Other non-interest expense increased $37,000, or 9.3%, to $433,000 for the first quarter of 2014. The majority of the increase relates to expenses associated with check card charge-offs primarily related to merchant card compromises.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 2014, QNB’s net deferred tax asset was $4,561,000. The primary components of deferred taxes are deferred tax assets of $2,998,000 relating to the allowance for loan losses, $848,000 resulting from unrealized losses on available for sale securities, $527,000 related to non-accrual interest income, $114,000 generated by OTTI charges on equity securities and $432,000 related to OTTI charges on trust preferred securities. As of December 31, 2013, QNB’s net deferred tax asset was $5,518,000. The primary components of deferred taxes as of December 31, 2013 are deferred tax assets of $3,035,000 relating to the allowance for loan losses, $1,758,000 resulting from unrealized losses on available for sale securities, $569,000 related to non-accrual interest income, $114,000 generated by OTTI charges on equity securities and $432,000 related to OTTI charges on trust preferred securities.

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

Applicable income tax expense was $697,000 for the three-month period ended March 31, 2014 compared to $733,000 for the three-month period ended March 31, 2014. The effective tax rate for the first quarter of 2014 was unchanged from the same period in 2013 at 23.3%.

FINANCIAL CONDITION ANALYSIS

The following balance sheet analysis compares average balance sheet data for the three months ended March 31, 2014 and 2013, as well as the period ended balances as of March 31, 2014 and December 31, 2013.

Financial service organizations are challenged to demonstrate they can generate sustainable and consistent earnings growth in a dynamic operating environment. This challenge was evident over the past few years as financial institutions, including QNB, had to operate in an unprecedented economic environment which included a global recession, the freeze up in credit markets, the bursting of the housing bubble, significant volatility in the equity markets, asset quality issues and historically low interest rates. While the economy continues to show signs of improvement and loan activity has begun to show life, the low level of interest rates and the extreme rate competition for quality loans is anticipated to continue through 2014. It is also anticipated that the rate competition for attracting and retaining deposits will increase in 2014 and 2015 as short-term interest rates are expected to begin to increase which could result in a lower net interest margin and a decline in net interest income.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average earning assets for the three-month period ended March 31, 2014 increased $21,741,000, or 2.5%, to $894,981,000 from $873,240,000 for the three months ended March 31, 2013. Average loans increased $35,972,000, or 7.6%, while average investment securities including trading securities decreased $11,819,000, or 3.0%. With the growth in loans and the decline in investment securities the mix of earning assets has changed slightly when comparing the two periods. Average loans represented 56.7% of earning assets for the first three months of 2014, while average investment securities represented 42.5% of earning assets for the same period. This compares to 54.0% and 44.9%, respectively, for the first three months of 2013.

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

Average total commercial loans increased $29,275,000 when comparing the first three months of 2014 to the first three months of 2013. Commercial and industrial loans increased $12,623,000, or 12.7%, to $112,287,000. Commercial and industrial loans represent commercial purpose loans that are either secured by collateral other than real estate or unsecured. Many of these loans are for operating lines of credit. Average loans secured by real estate, either commercial or residential properties increased $9,444,000, or 3.8%, when comparing the average balances for the three month periods while average tax-exempt loans to state and municipal organizations increased $8,683,000, or 26.6%, over the same time period.

Average home equity loans increased from $50,702,000 for the first quarter of 2013 to $54,523,000 for the first three months of 2014. The Bank had several successful home equity loan promotions over the past year and has initially received a strong response to the product offering.

Total investment securities, including trading securities, available-for-sale securities and held-to-maturity securities were $364,083,000 at March 31, 2014 and $388,816,000 at December 31, 2013. Despite the addition of the trading portfolio and overall decline in investment security balances since year end, the composition of the portfolio is little changed since December 31, 2013.

QNB does own CDOs in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by banks or bank holding companies, and to a lesser degree, insurance companies. In most cases QNB owns the mezzanine tranches of these securities, with the exception of two that now represent the senior-most obligation of the trust. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. QNB holds seven of these securities with an amortized cost of $3,519,000 and a fair value of $2,238,000 at March 31, 2014. There was no credit-related other-than-temporary impairment charge in the first quarter of 2014 or 2013. It is possible that future calculations could require recording additional other-than-temporary impairment charges through earnings. For additional detail on these securities see Note 7 Investment Securities and Note 9 Fair Value Measurements and Disclosures.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

For the most part, earning assets are funded by deposits. Total average deposits increased $12,150,000, or 1.5%, to $806,930,000 for the first three months of 2014 compared to the first three months of 2013. Although positive, this represents the slowest growth rate in many years.

Average interest-bearing demand and municipal accounts increased $6,795,000, or 6.3%, and $37,191,000, or 46.8%, respectively, when comparing the first three months of 2014 and 2013. Personal accounts, Rewards Checking and Select 50 products are the primary factor behind the growth of the interest-bearing demand accounts while the growth in relationships with a couple of school districts contributed to the increase in municipal balances. Savings accounts increased $10,107,000, or 5.1%, to $208,049,000 for the first quarter of 2014 due to the continued success of QNB’s Online eSavings with traditional statement savings accounts also contributing to the growth. Average non-interest bearing demand accounts increased $3,574,000 or 5.2%, when comparing the three month periods. In contrast, money market accounts declined $17,577,000, or 23.7%. Total average time deposits decreased $27,940,000, or 10.5%, when comparing the two quarters as customers continue to look for the liquidity of transaction accounts and are hesitant to lock in longer term deposits at low rates.

Total assets at March 31, 2014 were $934,092,000 compared with $932,883,000 at December 31, 2013, virtually unchanged between the periods. Cash and cash equivalents increased $6,055,000 when comparing December 31, 2013 to March 31, 2014. Proceeds from the decline in total investment securities of $24,733,000 were used to fund growth in total loans of $20,140,000 when compared to December 31, 2013. Total loans were $521,856,000 at March 31, 2014. As discussed previously the demand for loans by businesses and consumers was stronger during the first quarter.

On the liability side, total deposits decreased marginally to $814,234,000 at March 31, 2014 compared to the December 31, 2013 balances. Interest-bearing demand deposits declined $9,557,000, or 4.0%, when comparing March 31, 2014 to year-end 2013. The majority of this decline related to municipal deposits. Offsetting this decline were increases in non-interest bearing demand, money market accounts and savings accounts that increased $9,733,000 in total when comparing December 31, 2013 to March 31, 2014. These deposits can be volatile depending on the timing of deposits and withdrawals. Time deposits were little changed, but decreased $474,000 from $239,545,000 at December 31, 2013 to $239,071,000 at March 31, 2014 as customers continue to look for liquidity in anticipation of rising interest rates.

Short-term borrowings declined $2,221,000 from $35,156,000 at December 31, 2013 to $32,935,000 at March 31, 2014. The majority of these balances are commercial sweep accounts which are also volatile based on businesses receipt and disbursement of funds.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At March 31, 2014, the Bank had a maximum borrowing capacity with the FHLB of approximately $216,920,000. The maximum borrowing capacity changes as a function of qualifying collateral assets. QNB has no outstanding borrowings with the FHLB at March 31, 2014. In addition, the Bank maintains two unsecured Federal funds lines with two correspondent banks totaling $26,000,000. At March 31, 2014, there were no outstanding borrowings under these lines. During the first quarter of 2014, QNB did borrow from both the FHLB and its correspondent banks to fund short-term liquidity needs to fund loan growth. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Total cash and cash equivalents, trading and available-for-sale investment securities and loans held-for-sale totaled $386,278,000 and $404,956,000 at March 31, 2014 and December 31, 2013, respectively. The decrease in liquid sources since December 31, 2013 is primarily the result of the $24,733,000 decrease in the securities portfolio most of which went to fund loan growth. These liquid sources should be adequate to meet normal fluctuations in loan demand or deposit withdrawals. Despite the higher level of interest rates, particularly in the 5 to 10 year part of the yield curve, it is still anticipated that the investment portfolio will continue to provide sufficient liquidity as municipal bonds and agency securities are called and as cash flow on mortgage-backed and CMO securities continues to be steady. In the event that interest rates would continue to increase the cash flow available from the investment portfolio could decrease.

Approximately $192,485,000 and $207,868,000 of available-for-sale securities at March 31, 2014 and December 31, 2013, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The decrease in the amount of pledged securities corresponds with the decrease in municipal deposits from December 31, 2013 to March 31, 2014.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at March 31, 2014 was $79,010,000, or 8.46% of total assets, compared to shareholders' equity of $75,625,000, or 8.11% of total assets, at December 31, 2013. Shareholders’ equity at March 31, 2014 and December 31, 2013 included a negative adjustment of $1,646,000 and $3,412,000, respectively, related to unrealized holding losses, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 8.62% and 8.44% at March 31, 2014 and December 31, 2013, respectively.

Average shareholders' equity and average total assets were $80,355,000 and $928,328,000 for the first three months of 2014, an increase of 9.5% and 0.6%, respectively, from the averages for the year ended December 31, 2013. The ratio of average total equity to average total assets was 8.66% for the first three months of 2014 compared to 8.30% for all of 2013.

QNB is subject to various regulatory capital requirements as issued by Federal regulatory authorities. Regulatory capital is defined in terms of Tier 1 capital (shareholders’ equity excluding unrealized gains or losses on available-for-sale securities and disallowed intangible assets), Tier 2 capital which includes the allowable portion of the allowance for loan losses which is limited to 1.25% of risk-weighted assets and a portion of the unrealized gains on equity securities, and total capital (Tier 1 plus Tier 2). Risk-based capital ratios are expressed as a percentage of risk-weighted assets. Risk-weighted assets are determined by assigning various weights to all assets and off-balance sheet arrangements, such as letters of credit and loan commitments, based on associated risk. Regulators have also adopted minimum Tier 1 leverage ratio standards, which measure the ratio of Tier 1 capital to total quarterly average assets.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table sets forth consolidated information for QNB Corp.:

	March 31,	December 31,
Capital Analysis	2014	2013
Tier I
Shareholders' equity	$79,010	$75,625
Net unrealized securities losses, net of tax	1,646	3,412
Total Tier I risk-based capital	80,656	79,037

Tier II
Allowable portion: Allowance for loan losses	7,864	7,806
Unrealized gains on equity securities, net of tax	327	487
Total risk-based capital	$88,847	$87,330
Risk-weighted assets	$628,172	$623,389
Average assets	$928,328	$935,477

	March 31,	December 31,
Capital Ratios	2014	2013
Tier I capital/risk-weighted assets	12.84%	12.68%
Total risk-based capital/risk-weighted assets	14.14%	14.01%
Tier I capital/average assets (leverage ratio)	8.69%	8.45%

The minimum regulatory capital ratios are 4.00% for Tier 1 capital, 8.00% for total risk-based capital and 4.00% for leverage. Under the requirements, at March 31, 2014 and December 31, 2013, QNB has a Tier 1 capital ratio of 12.84% and 12.68%, a total risk-based ratio of 14.14% and 14.01%, and a leverage ratio of 8.69% and 8.45%, respectively. All regulatory capital ratios have improved from December 31, 2013 as the growth rate of Tier I and total risk based capital has exceeded the growth rate of risk-weighted and quarterly average assets.

Continuing to impact risk-weighted assets is the $26,905,000 of risk-weighted assets due to mezzanine tranches of pooled trust preferred securities that were downgraded below investment grade during the first quarter of 2009. Although the amortized cost of these securities was only $3,276,000 at March 31, 2014, regulatory guidance required an additional $23,629,000 to be included in risk-weighted assets. The Bank utilized the method as outlined in the Call Report Instructions for an available-for-sale bond that has not triggered the Low Level Exposure (LLE) rule. The mezzanine tranches of CDOs that utilized this method of risk-weighting are five out of seven pooled trust preferred securities (PreTSLs) held by the Bank as of March 31, 2014. The other two pooled trust preferred securities have only one tranche remaining so the treatment noted above does not apply.

QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $187,000 and $250,000 to capital during the first quarter of 2014 and 2013, respectively.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of March 31, 2014, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There has been no additional shares repurchased under the plan since the first quarter of 2009.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from “well capitalized” to “critically undercapitalized.” At March 31, 2014 and December 31, 2013, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the “well-capitalized” criterion which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

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

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

MARCH 31, 2014

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

January 1, 2014 through January 31, 2014	-	-	-	42,117
February 1, 2014 through February 28, 2014	-	-	-	42,117
March 1, 2014 through March 31, 2014	-	-	-	42,117
Total	-	-	-	42,117

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

QNB Corp.

Date: May 15, 2014	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: May 15, 2014	By:	/s/ Bret H. Krevolin
Bret H. Krevolin
Chief Financial Officer