Form 10-Q
period 2014-06-30
QNB CORP
filed 2014-08-14
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                               June 30, 2014

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✔   No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ✔       No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. 3

Large accelerated filer ____	Accelerated filer
Non-accelerated filer ____	Smaller Reporting Company ✔

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No    ✔

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2014
Common Stock, par value $0.625	3,293,818

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED JUNE 30, 2014

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(unaudited)
	June 30, 2014	December 31, 2013
Assets
Cash and due from banks	$15,083	$12,717
Interest-bearing deposits in banks	4,659	3,569
Total cash and cash equivalents	19,742	16,286

Investment securities
Trading	4,531	-
Available-for-sale (amortized cost $343,573 and $393,840)	344,277	388,670
Held-to-maturity (fair value $160 and $162)	146	146
Restricted investment in bank stocks	2,168	1,764
Loans held-for-sale	239	-
Loans receivable	521,979	501,716
Allowance for loan losses	(8,900)	(8,925)
Net loans	513,079	492,791
Bank-owned life insurance	10,555	10,407
Premises and equipment, net	9,724	9,875
Accrued interest receivable	2,449	2,579
Other assets	8,965	10,365
Total assets	$915,875	$932,883

Liabilities
Deposits
Demand, non-interest bearing	$83,278	$75,987
Interest-bearing demand	203,586	236,910
Money market	58,575	54,861
Savings	209,325	207,229
Time	150,079	153,803
Time of $100 or more	91,813	85,742
Total deposits	796,656	814,532
Short-term borrowings	34,100	35,156
Long-term debt	-	5,000
Accrued interest payable	327	392
Other liabilities	2,161	2,178
Total liabilities	833,244	857,258

Shareholders' Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,458,387 shares and 3,436,227 shares issued; 3,293,818 and 3,271,658 shares outstanding	2,161	2,148
Surplus	14,233	13,747
Retained earnings	68,249	65,618
Accumulated other comprehensive loss, net of tax	464	(3,412)
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	82,631	75,625
Total liabilities and shareholders' equity	$915,875	$932,883

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except per share data - unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income
Interest and fees on loans	$5,665	$5,594	$11,177	$11,170
Interest and dividends on investment securities (AFS & HTM):
Taxable	1,285	1,351	2,659	2,745
Tax-exempt	569	672	1,171	1,371
Interest on trading securities	44	-	67	-
Interest on interest-bearing balances and other interest income	25	7	41	14
Total interest income	7,588	7,624	15,115	15,300

Interest expense
Interest on deposits
Interest-bearing demand	148	156	308	302
Money market	28	35	55	73
Savings	193	202	382	426
Time	404	494	810	1,015
Time of $100 or more	277	311	540	636
Interest on short-term borrowings	31	27	60	53
Interest on long-term debt	10	63	70	126
Total interest expense	1,091	1,288	2,225	2,631
Net interest income	6,497	6,336	12,890	12,669
Provision for loan losses	-	100	-	100
Net interest income after provision for loan losses	6,497	6,236	12,890	12,569

Non-interest income
Total other-than-temporary impairment loss on investment securities	-	(43)	-	(43)
Less: Portion of loss recognized in other comprehensive income (before taxes)	-	-	-	-
Net other-than temporary impairment losses on investment securities	-	(43)	-	(43)
Net gain on sale of investment securities	285	136	907	559
Net gain on investment securities	285	93	907	516
Net gain on trading activites	93	-	115	-
Fees for services to customers	410	369	809	735
ATM and debit card	387	378	735	730
Retail brokerage and advisory income	149	122	315	216
Bank-owned life insurance	73	75	145	149
Merchant Income	84	101	156	182
Net gain on sale of loans	54	98	61	323
Other	90	3	194	136
Total non-interest income	1,625	1,239	3,437	2,987

Non-interest expense
Salaries and employee benefits	2,836	2,673	5,631	5,232
Net occupancy	424	415	870	851
Furniture and equipment	438	417	846	830
Marketing	222	251	440	490
Third party services	411	386	812	760
Telephone, postage and supplies	174	159	357	340
State taxes	153	173	304	345
FDIC insurance premiums	160	183	337	353
Other	496	434	929	830
Total non-interest expense	5,314	5,091	10,526	10,031
Income before income taxes	2,808	2,384	5,801	5,525
Provision for income taxes	636	490	1,333	1,223
Net income	$2,172	$1,894	$4,468	$4,302
Earnings per share - basic	$0.66	$0.58	$1.36	$1.33
Earnings per share - diltued	$0.66	$0.58	$1.36	$1.32
Cash dividends per share	$0.28	$0.27	$0.56	$0.54

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(in thousands - unaudited)
Three months ended June 30,	2014			2013
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$2,808	$636	$2,172	$2,384	$490	$1,894
Other comprehensive income:
Net unrealized holding gains on securities:
Unrealized holding gains (losses) arising during the period	3,484	1,185	2,299	(8,231)	(2,799)	(5,432)
Reclassification adjustment for gains included in net income	(285)	(97)	(188)	(93)	(32)	(61)
Other comprehensive income (loss)	3,199	1,088	2,111	(8,324)	(2,831)	(5,493)
Total comprehensive income (loss)	$6,007	$1,724	$4,283	$(5,940)	$(2,341)	$(3,599)

Six months ended June 30,	2014			2013
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$5,801	$1,333	$4,468	$5,525	$1,223	$4,302
Other comprehensive income:
Net unrealized holding gains on securities:
Unrealized holding gains (losses) arising during the period	6,781	2,306	4,475	(9,291)	(3,159)	(6,132)
Reclassification adjustment for gains included in net income	(907)	(308)	(599)	(516)	(176)	(340)
Other comprehensive income (loss)	5,874	1,998	3,876	(9,807)	(3,335)	(6,472)
Total comprehensive income (loss)	$11,675	$3,331	$8,344	$(4,282)	$(2,112)	$(2,170)

The accompanying notes are an integral part of the consolidated financial statements

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(unaudited) (in thousands, except share and per share data)	Number of Shares Outstanding	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2013	3,271,658	$2,148	$13,747	$65,618	$(3,412)	$(2,476)	$75,625
Net income		-	-	4,468	-	-	4,468
Other comprehensive income, net of tax		-	-	-	3,876	-	3,876
Cash dividends declared ($0.56 per share)		-	-	(1,837)	-	-	(1,837)
Stock issued in connection with dividend reinvestment and stock purchase plan	15,144	9	367	-	-	-	376
Stock issued for employee stock purchase plan	1,572	1	34	-	-	-	35
Stock issued for options exercised	5,444	3	30	-	-	-	33
Tax benefit of stock options exercised		-	12	-	-	-	12
Stock-based compensation expense		-	43	-	-	-	43
Balance, June 30, 2014	3,293,818	$2,161	$14,233	$68,249	$464	$(2,476)	$82,631

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(in thousands, unaudited)
Six months ended June 30,	2014	2013
Operating Activities
Net income	$4,468	$4,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	561	567
Provision for loan losses	-	100
Net gain on investment securities available-for-sale	(907)	(516)
Net loss on sale of repossessed assets	1	85
Net gain on sale of loans	(61)	(323)
Proceeds from sales of residential mortgages held-for-sale	1,542	10,955
Origination of residential mortgages held-for-sale	(1,720)	(10,344)
Income on bank-owned life insurance	(145)	(149)
Stock-based compensation expense	43	30
Net increase in trading securities	(4,531)	-
Deferred income tax provision	(80)	41
Net decrease in income taxes payable	(10)	(45)
Net decrease (increase) in accrued interest receivable	130	(178)
Amortization of mortgage servicing rights and change in valuation allowance	30	24
Net amortization of premiums and discounts on investment securities	1,056	1,073
Net decrease in accrued interest payable	(65)	(80)
(Increase) decrease in other assets	(532)	3,650
Decrease in other liabilities	(17)	(211)
Net cash (used in) provided by operating activities	(237)	8,981
Investing Activities
Proceeds from payments, maturities and calls of investment securities available-for-sale	51,788	79,731
Proceeds from the sale of investment securities available-for-sale	18,970	12,387
Purchases of investment securities available-for-sale	(20,640)	(81,345)
Proceeds from redemption of investment in restricted bank stock	2,005	479
Purchase of restricted bank stock	(2,409)	(72)
Net increase in loans	(20,308)	(11,959)
Net purchases of premises and equipment	(410)	(1,194)
Proceeds from sales of repossessed assets	10	50
Net cash provided by (used in) investing activities	29,006	(1,923)
Financing Activities
Net increase in non-interest bearing deposits	7,291	997
Net decrease in interest-bearing deposits	(25,167)	(6,722)
Net (decrease) increase in short-term borrowings	(1,056)	363
Repayments of long-term debt	(5,000)	(5)
Tax benefit from exercise of stock options	12	2
Cash dividends paid, net of reinvestment	(1,658)	(1,559)
Proceeds from issuance of common stock	265	310
Net cash used in financing activities	(25,313)	(6,614)
Increase in cash and cash equivalents	3,456	444
Cash and cash equivalents at beginning of year	16,286	15,453
Cash and cash equivalents at end of period	$19,742	$15,897
Supplemental Cash Flow Disclosures
Interest paid	$2,290	$2,711
Income taxes paid	1,410	1,225
Non-cash transactions:
Transfer of loans to repossessed assets or other real estate owned	20	36

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2013 Annual Report incorporated in the Form 10-K. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2014, for items that should potentially be recognized or disclosed in these financial statements.

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

Stock-based compensation expense was approximately $24,000 for both the three months ended June 30, 2014 and 2013 and $43,000 and $30,000 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was approximately $114,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 31 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorized the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest ratably over a three-year period. As of June 30, 2014, there were 225,058 options granted, 45,444 options forfeited, 164,814 options exercised and 14,800 options outstanding under this Plan. The 1998 Plan expired on March 10, 2008.

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of June 30, 2014, there were 163,200 options granted, 45,000 options forfeited, 25,150 options exercised, and 93,050 options outstanding under this Plan. The 2005 Plan expires March 15, 2015.

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

Six months ended June 30,	2014	2013
Risk free interest rate	0.69%	0.35%
Dividend yield	4.28	4.26
Volatility	28.12	34.10
Expected life (years)	5.00	5.00

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term approximating the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the first six months of 2014 and 2013 was $3.81 and $4.52, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

3. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY (continued)

Stock option activity during the six months ended June 30, 2014 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2013	115,800	$23.51
Granted	20,000	25.16
Exercised	(12,950)	17.28
Forfeited	(15,000)	33.25
Outstanding at June 30, 2014	107,850	$23.21	2.43	$442
Exercisable at June 30, 2014	46,050	$23.20	0.97	$239

4. SHARE REPURCHASE PLAN

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. There were no shares repurchased during the six months ended June 30, 2014. As of June 30, 2014, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

5. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per share - net income	$2,172	$1,894	$4,468	$4,302
Denominator for basic earnings per share - weighted average shares outstanding	3,285,052	3,243,867	3,280,532	3,238,020
Effect of dilutive securities - employee stock options	12,390	12,088	11,560	11,048
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,297,442	3,255,955	3,292,092	3,249,068
Earnings per share - basic	$0.66	$0.58	$1.36	$1.33
Earnings per share - diluted	0.66	0.58	1.36	1.32

There were 34,800 stock options that were anti-dilutive for both the three and six-month periods ended June 30, 2014. There were 49,800 stock options that were anti-dilutive for both the three and six-month periods ended June 30, 2013. These stock options were not included in the above calculation.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

6. COMPREHENSIVE INCOME

The following shows the components of accumulated other comprehensive income at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Unrealized net holding gains (losses) on available-for-sale securities	$1,339	$(4,281)
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	(635)	(889)
Accumulated other comprehensive income (loss)	704	(5,170)
Tax effect	(240)	1,758
Accumulated other comprehensive income (loss), net of tax	$464	$(3,412)

The following table presents amounts reclassified out of accumulated other comprehensive income for the six months ended June 30, 2014:

Details about accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement of income
Unrealized net holding gains on available-for-sale securities	$907	Net gain on sale of investment securities
Tax effect	(309)	Provision for income taxes
Total reclass out of accumulated other comprehensive income, net of tax	$598	Net of tax

7. INVESTMENT SECURITIES

QNB engages in trading activities for its own account. Securities that are held principally for resale in the near term are recorded in the trading account at fair value with changes in fair value recorded in non-interest income. There were net gains of $32,000 included in net gains on trading activity related to trading securities still held at June 30, 2014. Interest and dividends are included in interest income.

There were no trading securities held by QNB at December 31, 2013. Trading securities, at fair value, at June 30, 2014 were as follows:

Fair
June 30, 2014	value
State and municipal securities	$4,531

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The amortized cost and estimated fair values of investment securities available-for-sale at June 30, 2014 and December 31, 2013 were as follows:

June 30, 2014	Fair value	Gross unrealized holding gains	Gross unrealized holding losses	Amortized cost
U.S. Government agency	$52,056	$242	$(623)	$52,437
State and municipal	79,120	1,587	(395)	77,928
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	127,338	2,044	(806)	126,100
Collateralized mortgage obligations (CMOs)	70,656	510	(1,525)	71,671
Pooled trust preferred	2,393	150	(1,276)	3,519
Corporate debt	6,055	46	-	6,009
Equity	6,659	799	(49)	5,909
Total investment securities available-for-sale	$344,277	$5,378	$(4,674)	$343,573

December 31, 2013	Fair value	Gross unrealized holding gains	Gross unrealized holding losses	Amortized cost
U.S. Government agency	$71,639	$195	$(1,702)	$73,146
State and municipal	87,199	1,023	(1,627)	87,803
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	139,723	1,436	(2,361)	140,648
Collateralized mortgage obligations (CMOs)	75,394	556	(2,334)	77,172
Pooled trust preferred	2,069	85	(1,535)	3,519
Corporate debt	6,021	24	(13)	6,010
Equity	6,625	1,127	(44)	5,542
Total investment securities available-for-sale	$388,670	$4,446	$(9,616)	$393,840

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at June 30, 2014 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

		Amortized
June 30, 2014	Fair value	cost
Due in one year or less	$12,302	$12,128
Due after one year through five years	199,396	198,404
Due after five years through ten years	94,352	94,984
Due after ten years	31,568	32,148
Equity securities	6,659	5,909
Total investment securities available-for-sale	$344,277	$343,573

Proceeds from sales of investment securities available-for-sale were approximately $18,970,000 and $12,387,000 for the six months ended June 30, 2014 and 2013, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

At June 30, 2014 and December 31, 2013, investment securities available-for-sale totaling approximately 165,560,000 and $207,868,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

	Six months ended June 30, 2014				Six months ended June 30, 2013
	Gross realized gains	Gross realized losses	Other-than- temporary impairment losses	Net gains	Gross realized gains	Gross realized losses	Other-than- temporary impairment losses	Net gains
Equity securities	$870	$(6)	$-	$864	$369	$-	$(43)	$326
Debt securities	137	(94)	-	43	190	-	-	190
Total	$1,007	$(100)	$-	$907	$559	$-	$(43)	$516

The tax expense applicable to the net realized gains for the six-month periods ended June 30, 2014 and 2013 amounted to approximately $308,000 and $176,000, respectively.

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

The following table presents a roll forward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the year. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized on debt securities in the first six months of 2014 or 2013.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The following table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Six months ended June 30,	2014	2013
Balance, beginning of period	$1,271	$1,271
Reductions: gain on payoff	-	-
Additions:
Initial credit impairments	-	-
Subsequent credit impairments	-	-
Balance, end of period	$1,271	$1,271

The amortized cost and estimated fair values of investment securities held-to-maturity at June 30, 2014 and December 31, 2013 were as follows:

Held-To-Maturity
	June 30, 2014				December 31, 2013
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
State and municipal securities	$146	$14	-	$160	$146	$16	-	$162

The amortized cost and estimated fair value of securities held-to-maturity by contractual maturity at June 30, 2014 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Amortized
June 30, 2014	Fair value	cost
Due in one year or less	-	-
Due after one year through five years	$160	$146
Due after five years through ten years	-	-
Due after ten years	-	-
Total investment securities held-to-maturity	$160	$146

There were no sales of investment securities classified as held-to-maturity during the six months ended June 30, 2014 or 2013.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013:

June 30, 2014
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency	25	$1,996	$(2)	$29,772	$(621)	$31,768	$(623)
State and municipal	54	3,780	(23)	19,973	(372)	23,753	(395)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	34	2,771	(8)	45,702	(798)	48,473	(806)
Collateralized mortgage obligations (CMOs)	39	3,138	(26)	42,683	(1,499)	45,821	(1,525)
Pooled trust preferred	5	-	-	1,942	(1,276)	1,942	(1,276)
Equity	4	939	(49)	-	-	939	(49)
Total	161	$12,624	$(108)	$140,072	$(4,566)	$152,696	$(4,674)

December 31, 2013
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency	44	$54,563	$(1,548)	$2,846	$(154)	$57,409	$(1,702)
State and municipal	87	33,750	(1,379)	4,288	(248)	38,038	(1,627)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	54	75,720	(2,238)	1,884	(123)	77,604	(2,361)
Collateralized mortgage obligations (CMOs)	45	33,622	(1,413)	18,567	(921)	52,189	(2,334)
Pooled trust preferred	5	-	-	1,683	(1,535)	1,683	(1,535)
Corporate debt	2	1,987	(13)	-	-	1,987	(13)
Equity	3	394	(24)	136	(20)	530	(44)
Total	240	$200,036	$(6,615)	$29,404	$(3,001)	$229,440	$(9,616)

Management evaluates debt securities, which are comprised of U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at June 30, 2014 in U.S. Government securities, state and municipal securities, mortgage-backed securities and CMOs are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

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

QNB holds seven pooled trust preferred securities as of June 30, 2014. These securities have a total amortized cost of approximately $3,519,000 and a fair value of $2,393,000. Five of the seven securities have been in an unrealized loss position for more than twelve months. All of the pooled trust preferred securities are available-for-sale securities and are carried at fair value.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The following table provides additional information related to pooled trust preferred securities (PreTSLs) as of June 30, 2014:

Deal	Class	Book value	Fair value	Unreal-ized gains (losses)	Realized OTTI credit loss (YTD 2014)	Total recognized OTTI credit loss	Moody's /Fitch ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine*	$243	$205	$(38)	$-	$(1)	B1/B	5	-	18.0%	140.0%
PreTSL V	Mezzanine*	-	-	-	-	(118)	C/D	-	-	100.0	13.2
PreTSL XVII	Mezzanine	752	492	(260)	-	(222)	C/C	32	5	29.1	84.4
PreTSL XIX	Mezzanine	988	497	(491)	-	-	C/C	38	12	15.9	87.9
PreTSL XXV	Mezzanine	766	413	(353)	-	(222)	C/C	45	6	29.3	86.4
PreTSL XXVI	Mezzanine	469	335	(134)	-	(270)	C/C	40	7	29.0	86.2
PreTSL XXVI	Mezzanine	301	451	150	-	(438)	C/C	40	7	29.0	86.2
		$3,519	$2,393	$(1,126)	$-	$(1,271)

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

On December 10, 2013, Federal Banking Regulators issued final rules regarding implementation of Section 619 of the Dodd-Frank Act ("the Volcker rule") which stated that “a banking entity may not, as principal, directly or indirectly, acquire or retain any ownership interest in or sponsor a covered fund”. The interpretation of the final rules indicated that a very high percentage of pooled trust preferred securities would be considered "covered funds". The rules also required that banks dispose of their covered funds by July 21, 2015, subject to a regulatory extension of up to five years. This would have triggered accounting requirements to record pooled trust preferred securities to fair value through the income statement. As a result of this regulation there were some trades of pooled trust preferred securities during December of 2013. On January 14, 2014, Regulators released a final interim rule authorizing retention of pooled trust preferred securities backed primarily by bank-issued trust preferred securities which included the PreTSLs held by QNB. Due to the uncertainty invoked between the original release of the Volcker Rule and the final interim rule, there was a noticeable increase in trading activity. However, we believe most of these trades occurred under distress and do not represent trades made in an orderly market. Despite the trades that took place as discussed previously, the market for these securities at June 30, 2014 was not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and the market values for these securities are depressed relative to historical levels. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. As illustrated in the previous table, these securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities, except for PreTSL IV and V which represent the senior-most obligation of the trust.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment (OTTI), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit-related portion and a non-credit related portion of OTTI are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. For the six months ended June 30, 2014, no other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows:

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

Based upon the analysis performed by management as of June 30, 2014, it is probable that we will collect all contractual principal and interest payments on one of our seven pooled trust preferred securities, PreTSL XIX. The expected principal shortfall on the remaining pooled trust preferred securities has resulted in credit related other-than-temporary impairment charges in previous years. All of these pooled trust preferred securities held by QNB could be subject to additional writedowns in the future if additional deferrals and defaults occur.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Major classes of loans are as follows:

	June 30,	December 31,
	2014	2013
Commercial:
Commercial and industrial	$115,406	$111,339
Construction	18,908	15,929
Secured by commercial real estate	186,777	190,602
Secured by residential real estate	49,143	47,672
State and political subdivisions	42,892	33,773
Loans to depository institutions	375	1,250
Indirect lease financing	7,685	8,364
Retail:
1-4 family residential mortgages	35,071	29,730
Home equity loans and lines	61,802	59,977
Consumer	3,914	3,116
Total loans	521,973	501,752
Net unearned costs (fees)	6	(36)
Loans receivable	$521,979	$501,716

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At June 30, 2014 and December 31, 2013, overdrafts were approximately $122,000 and $138,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at June 30, 2014, there were no concentrations of loans exceeding 10% of total loans.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2014 and December 31, 2013:

June 30, 2014	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$106,661	$51	$8,694	$-	$115,406
Construction	17,008	790	1,110	-	18,908
Secured by commercial real estate	160,766	4,119	21,892	-	186,777
Secured by residential real estate	45,432	184	3,527	-	49,143
State and political subdivisions	42,850	-	42	-	42,892
Loans to depository institutions	375	-	-	-	375
Indirect lease financing	7,523	-	162	-	7,685
	$380,615	$5,144	$35,427	$-	$421,186

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

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of June 30, 2014 and December 31, 2013:

June 30, 2014	Performing	Non- performing	Total
Retail:
1-4 family residential mortgages	$34,682	$389	$35,071
Home equity loans and lines	61,527	275	61,802
Consumer	3,914	-	3,914
	$100,123	$664	$100,787

December 31, 2013	Performing	Non- performing	Total
Retail:
1-4 family residential mortgages	$29,329	$401	$29,730
Home equity loans and lines	59,712	265	59,977
Consumer	3,099	17	3,116
	$92,140	$683	$92,823

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2014 and December 31, 2013:

June 30, 2014	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$327	$227	-	$554	$114,852	$115,406
Construction	-	-	-	-	18,908	18,908
Secured by commercial real estate	470	927	$924	2,321	184,456	186,777
Secured by residential real estate	527	658	602	1,787	47,356	49,143
State and political subdivisions	-	-	-	-	42,892	42,892
Loans to depository institutions	-	-	-	-	375	375
Indirect lease financing	48	115	84	247	7,438	7,685
Retail:
1-4 family residential mortgages	-	111	278	389	34,682	35,071
Home equity loans and lines	209	88	144	441	61,361	61,802
Consumer	8	-	-	8	3,906	3,914
	$1,589	$2,126	$2,032	$5,747	$516,226	$521,973

December 31, 2013	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$112	-	$17	$129	$111,210	$111,339
Construction	-	-	-	-	15,929	15,929
Secured by commercial real estate	1,126	$361	255	1,742	188,860	190,602
Secured by residential real estate	1,242	98	105	1,445	46,227	47,672
State and political subdivisions	65	65	-	130	33,643	33,773
Loans to depository institutions	-	-	-	-	1,250	1,250
Indirect lease financing	311	152	-	463	7,901	8,364
Retail:
1-4 family residential mortgages	752	5	270	1,027	28,703	29,730
Home equity loans and lines	295	2	106	403	59,574	59,977
Consumer	25	5	17	47	3,069	3,116
	$3,928	$688	$770	$5,386	$496,366	$501,752

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of June 30, 2014 and December 31, 2013:

June 30, 2014	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	-	$3,011
Construction	-	1,081
Secured by commercial real estate	-	5,071
Secured by residential real estate	-	2,737
State and political subdivisions	-	-
Loans to depository institutions	-	-
Indirect lease financing	$84	9
Retail:
1-4 family residential mortgages	-	389
Home equity loans and lines	-	275
Consumer	-	-
	$84	$12,573

December 31, 2013	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	-	$3,956
Construction	-	1,319
Secured by commercial real estate	-	4,630
Secured by residential real estate	-	2,829
State and political subdivisions	-	-
Loans to depository institutions	-	-
Indirect lease financing	-	37
Retail:
1-4 family residential mortgages	-	401
Home equity loans and lines	-	265
Consumer	$1	16
	$1	$13,453

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Activity in the allowance for loan losses for the three months ended June 30, 2014 and 2013 are as follows:

Three months ended June 30, 2014	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,308	$55	$-	$44	$2,407
Construction	391	(151)	-	-	240
Secured by commercial real estate	2,757	(157)	-	-	2,600
Secured by residential real estate	1,465	238	-	5	1,708
State and political subdivisions	293	(79)	-	-	214
Loans to depository institutions	3	(2)	-	-	1
Indirect lease financing	106	(19)	-	5	92
Retail:
1-4 family residential mortgages	314	58	-	-	372
Home equity loans and lines	602	(127)	(34)	79	520
Consumer	63	22	(28)	10	67
Unallocated	517	162	N/A	N/A	679
	$8,819	$-	$(62)	$143	$8,900

Three months ended June 30, 2013	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,314	$(328)	-	$8	$1,994
Construction	230	12	-	-	242
Secured by commercial real estate	3,873	42	-	1	3,916
Secured by residential real estate	1,146	246	-	45	1,437
State and political subdivisions	257	20	-	-	277
Loans to depository institutions	10	-	-	-	10
Indirect lease financing	179	(29)	-	6	156
Retail:
1-4 family residential mortgages	300	(11)	-	-	289
Home equity loans and lines	714	24	$(79)	5	664
Consumer	29	5	(13)	7	28
Unallocated	299	119	N/A	N/A	418
	$9,351	$100	$(92)	$72	$9,431

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Activity in the allowance for loan losses for the six months ended June 30, 2014 and 2013 are as follows:

Six months ended June 30, 2014	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,044	$329	$(17)	$51	$2,407
Construction	439	(199)	-	-	240
Secured by commercial real estate	2,898	(298)	-	-	2,600
Secured by residential real estate	1,632	68	(1)	9	1,708
State and political subdivisions	186	28	-	-	214
Loans to depository institutions	4	(3)	-	-	1
Indirect lease financing	103	(14)	(6)	9	92
Retail:
1-4 family residential mortgages	303	69	-	-	372
Home equity loans and lines	583	(40)	(121)	98	520
Consumer	64	50	(71)	24	67
Unallocated	669	10	N/A	N/A	679
	$8,925	$-	$(216)	$191	$8,900

Six months ended June 30, 2013	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,505	$(526)	-	$15	$1,994
Construction	209	33	-	-	242
Secured by commercial real estate	3,795	120	-	1	3,916
Secured by residential real estate	1,230	498	$(336)	45	1,437
State and political subdivisions	260	17	-	-	277
Loans to depository institutions	15	(5)	-	-	10
Indirect lease financing	168	(27)	(1)	16	156
Retail:
1-4 family residential mortgages	324	(35)	-	-	289
Home equity loans and lines	582	248	(172)	6	664
Consumer	27	16	(34)	19	28
Unallocated	657	(239)	N/A	N/A	418
	$9,772	$100	$(543)	$102	$9,431

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $1,916,000 and $1,960,000 as of June 30, 2014 and December 31, 2013, respectively. Non-performing TDRs totaled $6,329,000 and $6,601,000 as of June 30, 2014 and December 31, 2013, respectively. All TDRs are included in impaired loans.

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

	June 30, 2014		December 31, 2013
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance

TDRs with no specific allowance recorded	$5,926	-	$5,647	-
TDRs with an allowance recorded	2,319	$1,630	2,914	$1,395
	$8,245	$1,630	$8,561	$1,395

The TDR concession made during the six months ended June 30, 2014 involved a six-month interest only period. As of June 30, 2014 and December 31, 2013, QNB had commitments of $1,627,000 and $1,603,000, respectively, to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings. There were charge-offs of $35,000 and $0 during the six months ended June 30, 2014 and 2013, respectively, resulting from loans modified as TDRs.

The following table presents loans by loan class modified as TDRs during the three and six months ended June 30, 2014 and 2013. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below, represent carrying amounts immediately prior to the modification and at June 30, 2014 and 2013.

Three months ended June 30,	2014			2013
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Retail:
Home equity loans and lines	-	$-	$-	1	$28	$28
	-	$-	$-	1	$28	$28

Six months ended June 30,	2014			2013
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial:
Commercial and industrial	1	$288	$233	-	-	-
Secured by commercial real estate	-	-	-	1	$1,822	$1,822
Retail:
Home equity loans and lines	-	-	-	1	28	28
	1	$288	$233	2	$1,850	$1,850

The following table presents loans modified as TDRs within 12 months prior to June 30, 2014 for which there was a payment default (30 days or more past due) during the six months ended June 30, 2014.

Six months ended June 30,	2014
TDRs Subsequently Defaulted	Number of contracts	Recorded investment
Commercial:
Secured by residentail real estate	12	$658
	12	$658

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following tables present the balance in the allowance for loan losses at June 30, 2014 and December 31, 2013 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
June 30, 2014	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,407	$1,351	$1,056	$115,406	$8,666	$106,740
Construction	240	-	240	18,908	1,110	17,798
Secured by commercial real estate	2,600	20	2,580	186,777	11,703	175,074
Secured by residential real estate	1,708	842	866	49,143	2,737	46,406
State and political subdivisions	214	-	214	42,892	-	42,892
Loans to depository institutions	1	-	1	375	-	375
Indirect lease financing	92	-	92	7,685	33	7,652
Retail:
1-4 family residential mortgages	372	90	282	35,071	506	34,565
Home equity loans and lines	520	27	493	61,802	137	61,665
Consumer	67	-	67	3,914	-	3,914
Unallocated	679	N/A	N/A	N/A	N/A	N/A
	$8,900	$2,330	$5,891	$521,973	$24,892	$497,081

	Allowance for Loan Losses			Loans Receivable
December 31, 2013	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,044	$1,106	$938	$111,339	$10,304	$101,035
Construction	439	121	318	15,929	1,351	14,578
Secured by commercial real estate	2,898	9	2,889	190,602	12,288	178,314
Secured by residential real estate	1,632	639	993	47,672	2,833	44,839
State and political subdivisions	186	-	186	33,773	-	33,773
Loans to depository institutions	4	-	4	1,250	-	1,250
Indirect lease financing	103	3	100	8,364	37	8,327
Retail:
1-4 family residential mortgages	303	63	240	29,730	522	29,208
Home equity loans and lines	583	70	513	59,977	266	59,711
Consumer	64	11	53	3,116	16	3,100
Unallocated	669	N/A	N/A	N/A	N/A	N/A
	$8,925	$2,022	$6,234	$501,752	$27,617	$474,135

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following tables summarize additional information in regards to impaired loans by loan portfolio class as of June 30, 2014 and December 31, 2013:

June 30, 2014	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
With no specific allowance recorded:
Commercial:
Commercial and industrial	$6,964	$7,193	$-
Construction	1,110	1,425	-
Secured by commercial real estate	11,526	11,961	-
Secured by residential real estate	556	617	-
State and political subdivisions	-	-	-
Loans to depository institutions	-	-	-
Indirect lease financing	33	36	-
Retail:
1-4 family residential mortgages	235	255	-
Home equity loans and lines	54	76	-
Consumer	-	-	-
	$20,478	$21,563	$-

With an allowance recorded:
Commercial:
Commercial and industrial	$1,702	$1,999	$1,351
Construction	-	-	-
Secured by commercial real estate	177	181	20
Secured by residential real estate	2,181	2,353	842
State and political subdivisions	-	-	-
Loans to depository institutions	-	-	-
Indirect lease financing	-	-	-
Retail:
1-4 family residential mortgages	271	282	90
Home equity loans and lines	83	106	27
Consumer	-	-	-
	$4,414	$4,921	$2,330

Total:
Commercial:
Commercial and industrial	$8,666	$9,192	$1,351	$9,996	$175
Construction	1,110	1,425	-	1,219	1
Secured by commercial real estate	11,703	12,142	20	12,331	210
Secured by residential real estate	2,737	2,970	842	2,758	-
State and political subdivisions	-	-	-	-	-
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	33	36	-	26	-
Retail:
1-4 family residential mortgages	506	537	90	515	3
Home equity loans and lines	137	182	27	192	-
Consumer	-	-	-	2	-
	$24,892	$26,484	$2,330	$27,039	$389

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of June 30, 2014:

June 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Trading Securities
State and municipal securities	-	$4,531	-	$4,531
Securities available-for-sale
U.S. Government agency securities	-	52,056	-	52,056
State and municipal securities	-	79,120	-	79,120
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	-	127,338	-	127,338
Collateralized mortgage obligations (CMOs)	-	70,656	-	70,656
Pooled trust preferred securities	-	-	$2,393	2,393
Corporate debt securities	-	6,055	-	6,055
Equity securities	$6,659	-	-	6,659
Total securities available-for-sale	$6,659	$335,225	$2,393	$344,277
Total recurring fair value measurements	$6,659	$339,756	$2,393	$348,808

Nonrecurring fair value measurements
Impaired loans	$-	$-	$2,084	$2,084
Mortgage servicing rights	-	-	500	500
Total nonrecurring fair value measurements	$-	$-	$2,584	$2,584

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the six months ended June 30, 2014. There were also no transfers in or out of level 3 for the same period. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the six-month period ended June 30, 2014.

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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
June 30, 2014	Fair value	Valuation techniques	Unobservable input	Value or range of values
Impaired loans	$2,084	Appraisal of collateral (1)	Appraisal adjustments (2)	-10% to -40%
			Liquidation expenses (2)	0% to -10%
Mortgage servicing rights	$500	Discounted cash flow	Remaining term	3 - 29	yrs
			Discount rate	10% to 12%

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the six months ended June 30, 2014:

Fair value measurements using
significant unobservable inputs
(Level 3)
Balance, January 1, 2014	$2,069
Settlements	-
Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	324
Transfers in and/or out of Level 3	-
Balance, June 30, 2014	$2,393

The Level 3 securities consist of seven collateralized debt obligation securities, PreTSL securities, which are backed by trust preferred securities issued by banks, thrifts, and insurance companies. As discussed in Note 7, despite the fact that there were some trades during December, the market for these securities at June 30, 2014 was not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

●	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2014;
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

The internal rate of return is the pre-tax yield used to discount the best estimate of future cash flows after credit losses. The cash flows have been discounted using estimated market discount rates of 3-month LIBOR plus spreads ranging from 3.80% to 8.58%. The determination of appropriate market discount rates involved the consideration of the following:

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at June 30, 2014 and December 31, 2013:

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

Loans Held-for-Sale (carried at lower of cost or fair value): The fair value of loans held for sale is determined, when possible, using quoted secondary market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
June 30, 2014	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$19,742	$19,742	$19,742	-	-
Investment securities:
Trading	4,531	4,531	-	$4,531	-
Available-for-sale	344,277	344,277	6,659	335,225	$2,393
Held-to-maturity	146	160	-	160	-
Restricted investment in bank stocks	2,168	2,168	2,168	-	-
Loans held-for-sale	239	247	-	247	-
Net loans	513,079	512,472	-	-	512,472
Mortgage servicing rights	500	613	-	-	613
Accrued interest receivable	2,449	2,449	-	2,449	-

Financial liabilities
Deposits with no stated maturities	$554,764	$554,764	$554,764	-	$-
Deposits with stated maturities	241,892	243,446	-	$243,446	-
Short-term borrowings	34,100	34,100	34,100	-	-
Accrued interest payable	327	327	-	327	-

Off-balance sheet instruments
Commitments to extend credit	$-	$-	$-	$-	$-
Standby letters of credit	-	-	-	-	-

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

			Fair value measurements
December 31, 2013	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$16,286	$16,286	$16,286	-	-
Investment securities:
Available-for-sale	388,670	388,670	6,625	$379,976	$2,069
Held-to-maturity	146	162	-	162	-
Restricted investment in bank stocks	1,764	1,764	1,764	-	-
Net loans	492,791	491,635	-	-	491,635
Mortgage servicing rights	519	643	-	-	643
Accrued interest receivable	2,579	2,579	-	2,579	-

Financial liabilities
Deposits with no stated maturities	$574,987	$574,987	$574,987	-	$-
Deposits with stated maturities	239,545	241,959	-	$241,959	-
Short-term borrowings	35,156	35,156	35,156	-	-
Long-term debt	5,000	5,056	-	5,056	-
Accrued interest payable	392	392	-	392	-

Off-balance sheet instruments
Commitments to extend credit	$-	$-	$-	$-	$-
Standby letters of credit	-	-	-	-	-

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

A summary of the Bank's financial instrument commitments is as follows:

	June 30,	December 31,
	2014	2013
Commitments to extend credit and unused lines of credit	$199,210	$186,137
Standby letters of credit	7,059	5,311
Total financial instrument commitments	$206,269	$191,448

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2014 and December 31, 2013 for guarantees under standby letters of credit issued is not material.

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

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of June 30, 2014, that the Company and the Bank met capital adequacy requirements to which they were subject.

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

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of June 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$90,452	14.25%	$50,789	8.00%	N/A	N/A
Bank	83,656	13.30	50,312	8.00	$62,890	10.00%

Tier I capital (to risk-weighted assets):
Consolidated	82,167	12.94	25,394	4.00	N/A	N/A
Bank	75,782	12.05	25,156	4.00	37,734	6.00

Tier I capital (to average assets):
Consolidated	82,167	8.97	36,661	4.00	N/A	N/A
Bank	75,782	8.33	36,406	4.00	45,507	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$87,330	14.01%	$49,871	8.00%	N/A	N/A
Bank	81,076	13.13	49,402	8.00	$61,753	10.00%

Tier I capital (to risk-weighted assets):
Consolidated	79,037	12.68	24,936	4.00	N/A	N/A
Bank	73,342	11.88	24,701	4.00	37,052	6.00

Tier I capital (to average assets):
Consolidated	79,037	8.45	37,419	4.00	N/A	N/A
Bank	73,342	7.88	37,215	4.00	46,518	5.00

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

There were no credit-related OTTI charges in the first half of 2014. During the second quarter of 2013, there was a $43,000 other-than-temporary impairment (OTTI) charge on an equity security that had been in an unrealized loss position in excess of 20% for six months.

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

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the second quarter of 2014 of $2,172,000, or $0.66 per share on a diluted basis. This compares to net income of $1,894,000, or $0.58 per share on a diluted basis, for the same period in 2013.

For the six month period ended June 30, 2014, QNB reported net income of $4,468,000, or $1.36 per share on a diluted basis. This compares to net income of $4,302,000, or $1.32 per share on a diluted basis, reported for the six month period ended June 30, 2013.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.95% and 10.66%, respectively, for the quarter ended June 30, 2014 compared with 0.83% and 9.99%, respectively, for the quarter ended June 30, 2013. For the comparative six month periods the annualized rate of return on average assets and average shareholders’ equity was 0.98% and 11.12%, respectively, for 2014 compared with 0.96% and 11.52%, respectively, for 2013.

The quarterly comparison reflects an increase in net interest income and the net interest margin resulting from a 7.9% increase in average loans outstanding and no required provision for loan losses. The Company also had an increase of 31.2% in non-interest income, partially offset by a 4.4% increase in non-interest expenses.

Total assets as of June 30, 2014 were $915,875,000, compared with $932,883,000 at December 31, 2013. Total loans at June 30, 2014 were $521,979,000, compared with $501,716,000 at December 31, 2013, and total deposits at June 30, 2014 were $796,656,000, compared with $814,532,000 at December 31, 2013.

Net Interest Income and Net Interest Margin

Net interest income for the quarter ended June 30, 2014 totaled $6,497,000, an increase of $161,000, or 2.5%, over the same period in 2013. When compared to the first quarter of 2014, net interest income increased $104,000 from the $6,393,000 reported. Average earning assets for the second quarter of 2014 were $882,190,000, an increase of $4,341,000 from the second quarter of 2013, with average loans increasing $38,046,000, or 7.9%, and average investment securities decreasing $33,418,000, or 8.7%, over the same period. On the funding side, average deposits decreased slightly by $1,129,000 to $796,532,000 for the second quarter of 2014 with declines in money market and time deposit balances offsetting the growth occurring in average non-interest and interest-bearing checking accounts, municipal deposits and savings accounts.

The net interest margin for the second quarter of 2014 was 3.18% compared to 3.12% for both the second quarter of 2013 and the first quarter of 2014. The average rate earned on earning assets declined 4 basis points from 3.71% for the second quarter of 2013 to 3.67% for the second quarter of 2014. When comparing the change in the yield on earning assets between the two second quarter periods, the yield on loans declined 28 basis points from 4.76% for the second quarter of 2013 to 4.48% for the second quarter of 2014 and the yield on investment securities increased six basis points from 2.47% for the second quarter of 2013 to 2.53% for the same 2014 quarter. In comparison, the interest rate paid on interest-bearing deposits declined by 7 basis points to 0.59% for the second quarter of 2014 compared to the second quarter of 2013. The cost of interest-bearing liabilities declined 10 basis points from 0.68% to 0.58% comparing the same time periods.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

For the six month period ended June 30, 2014 net interest income was $12,890,000, an increase of $221,000, or 1.7%, higher than the $12,669,000 reported for the first half of 2013. For the six month period ending June 30, 2014 average earning assets increased $12,994,000, or 1.5%, to $888,551,000, with average loans increasing 7.8% and average investment securities decreasing 5.8%. Average total deposits increased $5,473,000, or 0.7%, to $801,702,000 for the six-month period ended June 30, 2014 compared to the same period in 2013. The net interest margin on a tax-equivalent basis was 3.15% for the six-month period ended June 30, 2014 and was unchanged from the same period in 2013.

Asset Quality, Provision for Loan Loss and Allowance for Loan Loss

Asset quality has continued the trend of steady improvement over the past year with total non-performing assets of $19,799,000 at June 30, 2014 compared with $20,308,000 as of December 31, 2013 and $25,191,000 as of June 30, 2013. Included in this classification are non-performing loans, other real estate owned (OREO) and repossessed assets, and non-performing pooled trust preferred securities. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans were $14,573,000, or 2.79% of total loans, at June 30, 2014 compared with $15,414,000, or 3.07% of total loans, at December 31, 2013 and $22,037,000, or 4.50% of total loans, at June 30, 2013. At June 30, 2014 substandard or doubtful loans totaled $35,427,000, a reduction of $6,751,000, or 16.0%, from the $42,178,000 reported as of June 30, 2013.

QNB recorded no provision for loan losses in the first or second quarter of 2014 and $100,000 was recorded in the second quarter of 2013. QNB's allowance for loan losses of $8,900,000 represents 1.71% of total loans at June 30, 2014 compared to an allowance for loan losses of $8,925,000, or 1.78% of total loans, at December 31, 2013 and $9,431,000, or 1.93% of total loans, at June 30, 2013. Net loan recoveries were $81,000 for the second quarter of 2014 compared with net charge-offs of $20,000 for the second quarter of 2013. For the six month periods ended June 30, 2014 and 2013 net loan charge-offs were $25,000 and $441,000, respectively.

Non-Interest Income

Total non-interest income was $1,625,000 for the second quarter of 2014, an increase of $386,000 compared with the same period in 2013. Net gains on investment securities accounts for $192,000 of the total increase in non-interest income compared to the second quarter of 2013. QNB recorded $285,000 of net gains on investment securities during the second quarter of 2014 compared to net gains of $93,000 recognized in the second quarter of 2013. Net gains on trading activity contributed $93,000 to non-interest income during the second quarter of 2014 and represents realized and unrealized gains and losses, net of expenses, on the municipal bond trading account portfolio that was started during the first quarter of 2014. In addition, fees for services to customers increased $41,000 from the comparable quarter of 2013 largely due to fees associated with an increased level of overdrafts. Continued growth in QNB Financial Services resulted in an additional $27,000 in retail brokerage and advisory income when comparing the two quarters. Net gains on the sale of residential mortgage loans for the second quarter of 2014 were $44,000 less than the second quarter of the prior year.

Total non-interest income for the six month periods ended June 30, 2014 and 2013 was $3,437,000 and $2,987,000, respectively, an increase of $450,000, or 15.1%. Net gains on investment securities accounts for $391,000 of the total increase in non-interest income compared to the second half of 2013. Net gains on trading activity added another $115,000 to net interest income for the six-month period ended June 30, 2014 with no such gains in prior year. Revenue from QNB Financial Services contributed an additional $99,000 in non-interest income when comparing the six month periods and fees for services to customers increased $74,000. Partially offsetting these increases was a $262,000 reduction in net gains on the sale of residential mortgage loans.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Non-Interest Expense

Total non-interest expense was $5,314,000 for the second quarter of 2014, an increase of $223,000, or 4.4%, compared to $5,091,000 for the second quarter of 2013. Salaries and benefits expense increased $163,000, or 6.1%, when comparing the two quarters with the majority of this increase, $102,000, related to benefits expense. Medical costs comprised the largest portion of the benefits increase when comparing the quarters. The remaining $61,000 increase in salary and benefits costs reflects a $41,000 accrual for 2014 incentive compensation. Net occupancy and furniture and fixtures expense increased $30,000, or 3.6%. The majority of this increase relates to higher building repairs and maintenance expenses as well as an increase in equipment maintenance costs.

Total non-interest expense was $10,526,000 for the six-month period ended June 30, 2014 compared to $10,031,000 for the same period in 2013, an increase of $495,000, or 4.9%. Salary and benefits expense increased $399,000, or 7.6%, for the six month period ended June 30, 2014 compared to the same period in 2013. Higher expenses related to other real estate owned and check card expense, including charge-offs, also contributed to the increase over 2013.

These items noted in the foregoing overview, as well as others, will be discussed and analyzed more thoroughly in the next sections.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	June 30, 2014			June 30, 2013
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Trading securities	$4,429	6.08%	$67	$-	-	$-
Investment securities (AFS & HTM):
U.S. Government agencies	55,504	1.52%	211	78,600	1.28%	252
State and municipal	78,144	4.41%	862	85,504	4.76%	1,018
Mortgage-backed and CMOs	198,431	2.06%	1,021	210,474	2.00%	1,055
Pooled trust preferred securities	3,519	0.17%	2	3,519	0.18%	2
Corporate debt securities	6,009	1.11%	17	3,422	2.11%	18
Equities	5,925	3.20%	47	3,860	3.52%	34
Total investment securities	347,532	2.49%	2,160	385,379	2.47%	2,379
Loans:
Commercial real estate	263,471	4.61%	3,027	249,290	4.90%	3,046
Residential real estate	33,768	4.23%	357	28,406	4.45%	316
Home equity loans	54,723	3.86%	526	51,532	4.11%	527
Commercial and industrial	112,452	4.30%	1,205	110,010	4.26%	1,169
Indirect lease financing	7,866	9.84%	194	9,311	10.40%	242
Consumer loans	3,646	5.54%	50	2,258	6.48%	36
Tax-exempt loans	44,983	4.15%	465	32,056	4.89%	391
Total loans, net of unearned income*	520,909	4.48%	5,824	482,863	4.76%	5,727
Other earning assets	9,320	1.09%	25	9,607	0.31%	7
Total earning assets	882,190	3.67%	8,076	877,849	3.71%	8,113
Cash and due from banks	11,063			11,096
Allowance for loan losses	(8,877)			(9,360)
Other assets	32,142			30,980
Total assets	$916,518			$910,565

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$119,394	0.24%	70	$110,649	0.24%	66
Municipals	90,933	0.34%	78	82,151	0.44%	90
Money market	57,983	0.19%	28	68,695	0.21%	35
Savings	210,122	0.37%	193	200,525	0.40%	202
Time	151,012	1.07%	404	167,102	1.19%	494
Time of $100,000 or more	89,561	1.24%	277	94,374	1.32%	311
Total interest-bearing deposits	719,005	0.59%	1,050	723,496	0.66%	1,198
Short-term borrowings	34,334	0.36%	31	28,961	0.38%	27
Long-term debt	879	4.77%	10	5,284	4.75%	63
Total interest-bearing liabilities	754,218	0.58%	1,091	757,741	0.68%	1,288
Non-interest-bearing deposits	77,527			74,165
Other liabilities	3,021			2,605
Shareholders' equity	81,752			76,054
Total liabilities and shareholders' equity	$916,518			$910,565
Net interest rate spread		3.09%			3.03%
Margin/net interest income		3.18%	$6,985		3.12%	$6,825

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.
Non-accrual loans and investment securities are included in earning assets.
* Includes loans held-for-sale

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Six Months Ended
	June 30, 2014			June 30, 2013
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Trading securities	$3,806	5.33%	$101	$-	-	$-
Investment securities (AFS & HTM):
U.S. Government agencies	61,662	1.47%	452	88,314	1.22%	540
State and municipal	80,670	4.40%	1,774	84,937	4.89%	2,078
Mortgage-backed and CMOs	204,555	2.06%	2,103	205,260	2.06%	2,119
Pooled trust preferred securities	3,519	0.17%	3	3,519	0.18%	3
Corporate debt securities	6,009	1.11%	34	2,900	2.86%	42
Equities	5,699	3.24%	92	3,668	3.10%	56
Total investment securities	362,114	2.46%	4,458	388,598	2.49%	4,838
Loans:
Commercial real estate	260,339	4.61%	5,950	248,513	4.97%	6,121
Residential real estate	32,051	4.27%	685	28,458	4.56%	649
Home equity loans	54,624	3.89%	1,053	51,119	4.18%	1,060
Commercial and industrial	112,370	4.28%	2,385	104,866	4.34%	2,257
Indirect lease financing	8,187	9.86%	404	9,647	9.94%	480
Consumer loans	3,460	5.73%	98	2,229	6.52%	72
Tax-exempt loans	43,181	4.27%	914	32,364	4.98%	799
Total loans, net of unearned income*	514,212	4.51%	11,489	477,196	4.83%	11,438
Other earning assets	8,419	0.99%	41	9,763	0.31%	14
Total earning assets	888,551	3.65%	16,089	875,557	3.75%	16,290
Cash and due from banks	10,642			11,139
Allowance for loan losses	(8,878)			(9,504)
Other assets	32,075			30,734
Total assets	$922,390			$907,926

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$116,980	0.24%	137	$109,204	0.24%	129
Municipals	103,743	0.33%	171	80,835	0.43%	173
Money market	57,360	0.19%	55	71,486	0.21%	73
Savings	209,091	0.37%	382	199,241	0.43%	426
Time	151,719	1.08%	810	169,292	1.21%	1,015
Time of $100,000 or more	87,890	1.24%	540	94,719	1.35%	636
Total interest-bearing deposits	726,783	0.58%	2,095	724,777	0.68%	2,452
Short-term borrowings	33,706	0.36%	60	28,369	0.38%	53
Long-term debt	2,928	4.76%	70	5,285	4.75%	126
Total interest-bearing liabilities	763,417	0.59%	2,225	758,431	0.70%	2,631
Non-interest-bearing deposits	74,919			71,452
Other liabilities	2,997			2,748
Shareholders' equity	81,057			75,295
Total liabilities and shareholders' equity	$922,390			$907,926
Net interest rate spread		3.06%			3.05%
Margin/net interest income		3.15%	$13,864		3.15%	$13,659

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

	Three Months Ended			Six Months Ended
	June 30, 2014 compared			June 30, 2014 compared
	to June 30, 2013			to June 30, 2013

	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Trading securities	$67	$67	-	$101	$101	$-
Investment securities (AFS & HTM):
U.S. Government agencies	(41)	(74)	$33	(88)	(163)	75
State and municipal	(156)	(87)	(69)	(304)	(105)	(199)
Mortgage-backed and CMOs	(34)	(61)	27	(16)	(7)	(9)
Pooled trust preferred securities	-	-	-	-	-	-
Corporate debt securities	(1)	14	(15)	(8)	45	(53)
Equities	13	18	(5)	36	32	4
Loans:
Commercial real estate	(19)	173	(192)	(171)	291	(462)
Residential real estate	41	60	(19)	36	82	(46)
Home equity loans	(1)	33	(34)	(7)	73	(80)
Commercial and industrial	36	26	10	128	161	(33)
Indirect lease financing	(48)	(37)	(11)	(76)	(73)	(3)
Consumer loans	14	23	(9)	26	40	(14)
Tax-exempt loans	74	157	(83)	115	267	(152)
Other earning assets	18	-	18	27	(1)	28
Total interest income	(37)	312	(349)	(201)	743	(944)
Interest expense:
Interest-bearing demand	4	5	(1)	8	9	(1)
Municipals	(12)	9	(21)	(2)	49	(51)
Money market	(7)	(5)	(2)	(18)	(14)	(4)
Savings	(9)	9	(18)	(44)	21	(65)
Time	(90)	(48)	(42)	(205)	(106)	(99)
Time of $100,000 or more	(34)	(16)	(18)	(96)	(46)	(50)
Short-term borrowings	4	6	(2)	7	11	(4)
Long-term debt	(53)	(53)	-	(56)	(56)	-
Total interest expense	(197)	(93)	(104)	(406)	(132)	(274)
Net interest income	$160	$405	$(245)	$205	$875	$(670)

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three and six month periods ended June 30, 2014 and 2013.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Total interest income	$7,588	$7,624	$15,115	$15,300
Total interest expense	1,091	1,288	2,225	2,631
Net interest income	6,497	6,336	12,890	12,669
Tax-equivalent adjustment	488	489	974	990
Net interest income (fully taxable-equivalent)	$6,985	$6,825	$13,864	$13,659

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

Quarter to Quarter Comparison

Net interest income for the quarter ended June 30, 2014 totaled $6,497,000, an increase of $161,000, or 2.5%, over the same period in 2013. On a tax-equivalent basis, net interest income increased $160,000, or 2.3%, from $6,825,000 for the three months ended June 30, 2013 to $6,985,000 for the same period ended June 30, 2014.

The prolonged period of extremely low interest rates has exerted downward pressure on yields on earning assets, primarily loans and investment securities. Growth in the loan portfolio during the fourth quarter of 2013 and continuing in the first half of 2014 has softened the impact of the low interest rate environment on net interest income and the net interest margin as loans generally earn a higher yield than investment. The net interest margin for the second quarter of 2014 was 3.18%, an improvement of 6 basis points from the 3.12% recorded in the second quarter of 2013. The main factor positively impacting the net interest margin is the change in the mix of earning assets due to strong loan demand during the second quarter of 2014. Average earning assets grew by $4,341,000, or 0.5%, when comparing the second quarter of 2014 to the same period in 2013, with average loans increasing $38,046,000, or 7.9%, and average investment securities decreasing by $33,418,000, or 8.7%. On the funding side, average deposits decreased $1,129,000, or 0.1%, to $796,532,000 with declines in time deposits and money market accounts offsetting the growth occurring in non-interest and interest-bearing checking accounts, municipal deposits and savings accounts. Short-term borrowings, primarily commercial sweep accounts, contributed an additional $5,373,000 in additional funding while long-term debt declined $4,405,000 as a result of $5,000,000 of long-term debt at an average rate of 4.77% maturing on April 17, 2014.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis decreased $37,000, or 0.5%, to $8,076,000 for the second quarter of 2014, while total interest expense decreased $197,000, or 15.3%, to $1,091,000. Volume growth in earning assets contributed an additional $312,000 of interest income but was offset by a decline in interest income of $349,000 resulting from lower interest rates. With regard to interest expense, lower funding costs (interest rates paid) resulted in a decline in interest expense of $104,000 which was coupled with a $93,000 decrease in interest expense resulting from the decline in the volume, with the majority related to long-term debt.

The yield on earning assets on a tax-equivalent basis declined 4 basis points from 3.71% for the second quarter of 2013 to 3.67% for the second quarter of 2014 and increased by 4 basis points from the 3.63% reported for the first quarter of 2014. In comparison, the rate paid on interest-bearing liabilities decreased 10 basis points from 0.68% for the second quarter of 2013 to 0.58% for the second quarter of 2014 and decreased one basis point when compared to the 0.59% reported in the first quarter of 2014.

Interest income on investment securities (trading, available-for-sale and held-to-maturity) decreased $152,000 when comparing the two quarters as the 6 basis point increase in the average yield of the portfolio could not offset the $33,418,000 decline in average balances. The average yield on the investment portfolio was 2.53% for the second quarter of 2014 compared with 2.47% for the second quarter of 2013. The yield on the investment portfolio seems to have stabilized as the increase in Treasury rates since the end of the second quarter of 2013 has slowed down the amount of calls and prepayments in the portfolio and has also provided an opportunity to invest in bonds with slightly better yields than previously available.

Income on Government agency securities decreased $41,000, as the 29.4% decline in average balances more than offset the 24 basis point increase in the yield from 1.28% for the second quarter of 2013 to 1.52% for the same period in 2014. The increase in the yield contributed $33,000 in additional interest income and is a result of selling some lower yielding bonds at the end of 2013 and in the first quarter of 2014 as well as the investment of cash into bonds with yields higher than the portfolio yield.

Interest income on tax-exempt municipal securities decreased $156,000 as a result of a 8.6% decline in average balances along with a 35 basis point decline in yield. The yield on the municipal portfolio was 4.41% for the second quarter of 2014 compared to 4.76% for the second quarter of 2013. QNB had purchased many municipal securities when rates were significantly higher. Many of these bonds have either reached maturity or their call dates and are being replaced with municipal bonds with lower yields. Typically QNB purchased municipal bonds with 10-15 year maturities; however, given the current rate environment has shortened the maturity range between 5-7 years with call dates from 2 to 4 years. The yield on this portfolio is expected to continue to decline as additional higher yielding municipal bonds are expected to be called or mature during the last six months of 2014. The current yield on replacement bonds is well below the yield of the bonds being called or maturing.

Interest income on mortgage-backed and collateralized mortgage obligation (CMO) securities decreased $34,000. Average balances decreased $12,043,000, or 5.7%, to $198,431,000 when comparing the two periods and reduced income by $61,000. The yield on the mortgage-backed and CMO portfolio increased 6 basis points from 2.00% for the second quarter of 2013 to 2.06% for the second quarter of 2014, resulting in $27,000 of additional income. This portfolio remains the largest portion of the investment portfolio because it provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested when interest rates eventually increase. With the historically low interest rate environment mortgage refinancing activity over the past three years was significant resulting in an increase in prepayments on these securities. Since most of these securities were purchased at a premium, prepayments result in a shorter amortization period of this premium and therefore a reduction in income. With the increase in interest rates in the middle of 2013, mortgage refinancing activity has slowed dramatically and as a result mortgage prepayments have slowed and yields have increased slightly.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Income on loans increased $97,000 to $5,824,000 when comparing the second quarters of 2014 and 2013 with the growth in average balances more than offsetting the decline in the portfolio yield. The yield on the loan portfolio decreased 28 basis points to 4.48% when comparing the same periods, resulting in a reduction in interest income of $338,000. When comparing the two quarters average balances increased 7.9% resulting in an increase of $435,000 in interest income. As a result of the interest rate environment and competitive pressures new loans are being originated at significantly lower rates, variable rate loans are repricing lower and many customers with fixed rates are requesting that their rates be modified lower.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans decreased $19,000 and was impacted positively by the increase in average balances and negatively by the decline in yield. Average balances increased $14,181,000, or 5.7%, to $263,471,000, for the three months ended June 30, 2014 compared with the same quarter in 2013. The yield on commercial real estate loans was 4.61% for the second quarter of 2014, a decrease of 29 basis points from the 4.90% reported for the second quarter of 2013.

Income on commercial and industrial loans, the second largest category, increased $36,000 as a result of increases in both the yield and average balances. Average commercial and industrial loans increased $2,442,000, or 2.2%, to $112,452,000 for the second quarter of 2014. The average yield on these loans increased 4 basis points to 4.30%. Many of the loans in this category are indexed to the prime interest rate and have floors.

Tax-exempt loan income was $465,000 for the second quarter of 2014, an increase of $74,000 from the same period in 2013. With the decline in market interest rates many municipalities have refinanced existing debt or taken on new debt. QNB has been successful in winning some of these bids and as a result average balances have increased $12,927,000 or 40.3%, to $44,983,000 for the second quarter of 2014, contributing $157,000 in income. However, the renegotiation or bidding on these loans has resulted in $83,000 decline in interest income and a decline in the average yield on the tax-exempt loan portfolio from 4.89% for the second quarter of 2013 to 4.15% for the second quarter of 2014.

QNB desires to become the “local consumer lender of choice” and to effect this QNB has refocused its retail lending efforts by strengthening the management of the area, adding new product offerings and by increasing marketing and promotion. The positive impact of this renewed focus has been year-over-year growth in balances in all three categories of retail lending: residential mortgage, home equity and consumer loans. Average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $5,362,000, or 18.9%, to $33,768,000 for the second quarter of 2014 compared to the same period in 2013. Over this same timeframe, the average yield on the portfolio declined by 22 basis points to 4.23% for the second quarter of 2014. The net result was an increase in interest income of $41,000. Average home equity loans increased $3,191,000, or 6.2%, to $54,723,000 while the average yield declined 25 basis points to 3.86% resulting in a slight decline in income of $1,000. Average consumer loans increased $1,388,000, or 61.5%, to $3,646,000 while the yield on the portfolio decreased 94 basis points to 5.54% for the second quarter of 2014 resulting in a $14,000 increase in interest income. During 2013 QNB began offering student loans through a third party which contributed $773,000 of the increase in average consumer loans.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

For the most part, earning assets are funded by deposits, which decreased on average by $1,129,000 to $796,532,000 and by borrowed funds which increased on average by $968,000 to $35,213,000, when comparing the second quarters of 2014 and 2013. Total interest expense decreased $197,000 to $1,091,000 for the second quarter of 2014 with interest expense on total deposits accounting for $148,000 of the decline. The rate paid on interest-bearing liabilities decreased 10 basis points from 0.68% for the second quarter of 2013 to 0.58% for the second quarter of 2014. During this same period, the rate paid on interest-bearing deposits decreased 7 basis points from 0.66% to 0.59%. These yields will most likely not decline much further as deposit rates are close to reaching an inherent floor and may actually begin to increase as short-term interest rates begin to increase and the competition for deposits increases.

Consistent with prior quarters, the growth in deposits when comparing the second quarter of 2014 with the second quarter of 2013 was in accounts with greater liquidity, such as non-interest-bearing and interest-bearing demand, interest-bearing municipal accounts, and savings deposits. Average non-interest-bearing demand accounts increased $3,362,000, or 4.5%, to $77,527,000 for the second quarter of 2014. QNB has been very successful in increasing business checking accounts as balances in these accounts have increased by $3,979,000, or 7.0%, when comparing the two quarters. Average interest-bearing demand accounts increased $8,745,000, or 7.9%, to $119,394,000 for the second quarter of 2014 compared to the same quarter of 2013 and interest expense on interest-bearing demand accounts increased $4,000 to $70,000 for the second quarter of 2013 as the average rate paid remained at 0.24%, unchanged from the second quarter of 2013. Included in this category is QNB-Rewards checking, a higher-rate checking account product that pays 1.00% on balances up to $25,000 and 0.25% for balances over $25,000. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the second quarter of 2014, the average balance in this product was $37,655,000 and the related interest expense was $59,000 for an average yield of 0.62%. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $78,882,000 for the second quarter of 2013 to $81,739,000 for the second quarter of 2014. The average rate paid on these balances increased slightly from 0.05% to 0.06% for the three month periods June 30, 2013 and 2014, respectively.

Interest expense on municipal interest-bearing demand accounts decreased $12,000 to $78,000 for the second quarter of 2014 compared to the second quarter of 2013. The average balance of municipal interest-bearing demand accounts increased $8,782,000, or 10.7%, while the average interest rate paid on these accounts decreased from 0.44% for the second quarter of 2013 to 0.34% for the second quarter of 2014. Most of these accounts are tied directly to the Federal funds rate with most having negotiated rate floors between 0.25% and 0.50%. QNB was successful in increasing its relationships with several of these customers as well as adding several new municipalities and school districts over the past year, accounting for the increase in balances. Many of these deposits are seasonal in nature and are received during the third quarter as tax receipts are collected and are withdrawn over the course of the next year.

Average money market accounts decreased $10,712,000, or 15.6%, to $57,983,000 for the second quarter of 2014 compared with the same period in 2013. Much of the decline in money market balances is a result of a shift in these balances to either municipal interest-bearing demand accounts or eSavings accounts. Interest expense on money market accounts decreased $7,000 to $28,000 and the average interest rate paid on money market accounts declined slightly from 0.21% for the second quarter of 2013 to 0.19% for the second quarter of 2014. The majority of balances in this category are in the Select money market account, a product that pays a tiered rate based on account balances.

Interest expense on savings accounts decreased $9,000, or 4.5%, when comparing the second quarter of 2014 to the second quarter of 2013, while the average rate paid decreased three basis points from 0.40% for the second quarter of 2013 to 0.37% for the same period in 2014. When comparing these same periods average savings accounts increased $9,597,000, or 4.8%, to $210,122,000 for the second quarter of 2014 with the QNB online eSavings product accounting for most of the growth in savings balances. The product was introduced at a yield of 1.85% in the second quarter of 2009 and has been extremely successful with balances growing to $157,223,000 at June 30, 2014. As market rates declined, the eSavings interest rate paid was also reduced and declined to 0.50% at June 30, 2013 and to 0.45% at June 30, 2014. The average yield paid on these accounts was 0.46% for the second quarter of 2014 compared with a yield of 0.50% for the second quarter of 2013. The average balance of this product was $157,997,000 for the second quarter of 2014 compared to $150,874,000 for the second quarter of 2013. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts increased $2,474,000, or 5.0%, when comparing the second quarter 2014 average to the same 2013 quarter.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The repricing of time deposits at lower rates combined with the decline in average time deposit balances continues to have the greatest impact on total interest expense. Total interest expense on time deposits decreased $124,000, or 15.4%, to $681,000 for the second quarter of 2014. Average total time deposits decreased by $20,903,000, or 8.0%, to $240,573,000 for the second quarter of 2014. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on time deposits decreased from 1.23% to 1.14% when comparing the second quarter of 2013 to the same period in 2014.

Approximately $108,812,000, or 45.0%, of time deposits at June 30, 2014 will reprice or mature over the next 12 months. The average rate paid on these time deposits is approximately 0.76%. QNB has seen some success in trying to lengthen the maturity of the time deposit portfolio by offering a 42 month time deposit that permits one bump in rate over the term at an annual percentage yield of 1.01% and a 59 month time deposit at an annual percentage rate of 1.60%. The yield on the time deposit portfolio may decline slightly in the next quarter as short-term time deposits reprice. Given the short-term nature of QNB’s time deposit portfolio and the current rates being offered, it is likely that the average rate paid on time deposits may continue to decline slightly in the near term as higher costing time deposits are repriced lower. However, given the short-term nature of these deposits interest expense could increase if short-term time deposit rates were to increase suddenly.

Short-term borrowings are primarily comprised of sweep accounts structured as repurchase agreements with our commercial customers. Interest expense on short-term borrowings increased from $27,000 for the second quarter of 2013 to $31,000 for the second quarter of 2014. When comparing these same periods average balances increased from $28,961,000 to $34,334,000 while the average rate paid declined from 0.38% to 0.36%.

QNB had an average balance of $879,000 and $5,284,000 of long-term debt for the second quarter of 2014 and 2013, respectively. In mid-April, 2014, $5,000,000 in debt at a rate of 4.75% matured. As a result interest expense declined from $63,000 for the second quarter of 2013 to $10,000 for the second quarter of 2014.

Six Month Comparison

For the six month period ended June 30, 2014 net interest income was $12,890,000, an increase of $221,000, or 1.7%, higher than the $12,669,000 reported for the first half of 2013. On a tax-equivalent basis net interest income increased $205,000, or 1.5%, to $13,864,000. For the six month period ending June 30, 2014 average earning assets increased $12,994,000, or 1.5%, to $888,551,000, with average loans increasing $37,016,000, or 7.8%, to $514,212,000 and average investment securities decreasing $22,678,000, or 5.8%, to $365,920,000. Average total deposits increased $5,473,000, or 0.7%, to $801,702,000 for the six-month period ended June 30, 2014 compared to the same period in 2013. The net interest margin on a tax-equivalent basis was 3.15% unchanged from the 2013 period.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Total interest income on a tax-equivalent basis decreased $201,000, or 1.2%, from $16,290,000 to $16,089,000, when comparing the six-month periods ended June 30, 2013 and June 30, 2014 as the additional interest income generated from the growth in earning assets was offset by the impact of declining yields on those assets. Interest income increased $743,000 as a result of volume increases but declined $944,000 as a result of lower yields. The analysis of the six-month comparison periods is similar to what was described in the quarterly analysis: strong loan demand combined with slower deposit growth resulted in a significant reduction of the investment securities portfolio. These factors when combined with the low interest rate environment and the repricing of earning assets has resulted in a small decline in net interest income; however, the net interest margin remained at 3.15%.

The yield on earning assets decreased from 3.75% to 3.65% for the six-month periods with the yield on loans decreasing from 4.83% to 4.51% during this time. As discussed previously, the decline in yields reflects the impact of historically low levels of interest rates over the past several years. The yield on investments, including trading securities, was unchanged at 2.49% when comparing the six-month periods.

Total interest expense decreased $406,000, from $2,631,000 for the six-month period ended June 30, 2013 to $2,225,000, for the six-month period ended June 30, 2014. Most of the decrease in interest expense was a result of lower rates paid on deposits, especially time deposits and municipal deposits. Interest expense on interest-bearing deposits declined by $357,000, with a reduction of interest expense on time deposits comprising $301,000 of the decline. The average rate paid on time deposits decreased 12 basis points from 1.26% to 1.14% while the average rate paid on municipal deposits decreased from 0.43% to 0.33% when comparing the six-month periods ended June 30, 2013 and 2014. The average balance of total time deposits declined $24,402,000, or 9.2%, to $239,609,000 for the six months ended June 30, 2014 compared with the similar 2013 period.

While the average balances of time deposits and money market accounts declined when comparing the six-month periods, the increase in average balances of transaction accounts more than offset it as customers sought the liquidity of these accounts as well as the higher rate being offered on the QNB-Rewards checking product and the Online eSavings product. The average balance of non-interest and interest-bearing transaction accounts increased $29,875,000, or 5.6%, to $562,093,000 for the six months ended June 30, 2014. Interest expense on interest-bearing demand deposits increased $8,000 due the $7,776,000, or 7.1%, increase in average balances. The interest rate paid on interest-bearing demand accounts was 0.24% for both the first half of 2013 and 2014.

Interest expense on municipal deposits decreased by $2,000 to $171,000 for the six months ended June 30, 2014 as the 10 basis point decline in the average rate paid more than offset the $22,908,000 or 28.3% increase in balances. Interest expense on money market accounts declined by $18,000 to $55,000 for the six month period ended June 30 2014 as a result of the average rate paid declining from 0.21% for the first half of 2013 to 0.19% for the first half of 2014 coupled with the impact of the 19.8% decrease in average balances. Average savings account balances increased $9,850,000, or 4.9%, to $209,091,000 while the average rate paid decreased from 0.43% to 0.37%. The combination of these elements resulted in a $44,000 decrease in interest expense on savings accounts.

Also contributing to the reduction in interest expense, when comparing the six-month periods, was lower expense on long-term debt. Interest expense on long-term debt declined by $56,000, primarily the result of the repayment of $5,000,000 in April 2014 as discussed previously. The average balance of long-term debt was $2,928,000 for the first half of 2014 compared to $5,285,000 for the same period in 2013.

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

Based on this analysis, QNB recorded no provision for loan losses in the first or second quarter of 2014 and $100,000 was recorded in the second quarter of 2013. QNB's allowance for loan losses of $8,900,000 represents 1.71% of total loans at June 30, 2014 compared to an allowance for loan losses of $8,925,000, or 1.78% of total loans, at December 31, 2013 and $9,431,000, or 1.93% of total loans, at June 30, 2013. The allowance for loan losses at June 30, 2014 is at a level that QNB management believes is adequate as of that date based on its analysis of known and inherent losses in the portfolio.

Net loan recoveries were $81,000 for the second quarter of 2014 compared with net charge-offs of $20,000 for the second quarter of 2013. For the six month periods ended June 30, 2014 and 2013 net loan charge-offs were $25,000 and $441,000, respectively.

Asset quality has continued the trend of steady improvement over the past year with total non-performing assets of $19,799,000 at June 30, 2014 compared with $20,308,000 as of December 31, 2013 and $25,191,000 as of June 30, 2013. Included in this classification are non-performing loans, other real estate owned (OREO) and repossessed assets, and non-performing pooled trust preferred securities. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans were $14,573,000, or 2.79% of total loans, at June 30, 2014 compared with $15,414,000, or 3.07% of total loans, at December 31, 2013 and $22,037,000, or 4.50% of total loans, at June 30, 2013. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Of the total amount of non-accrual loans at June 30, 2014, $7,827,000, or approximately 62% of the loans classified as non-accrual, are current or past due less than 30 days as of the end of the quarter. In addition to the marked improvement in total non-performing loans when comparing the second quarter of 2014 with the same quarter of the prior year, loans classified as substandard or doubtful, which includes non-performing loans, continues to improve. At June 30, 2014 substandard or doubtful loans totaled $35,427,000, a reduction of $6,751,000, or 16.0%, from the $42,178,000 reported as of June 30, 2013.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

QNB had $84,000 of loans past due 90 days or more and still accruing interest at June 30, 2014, $1,000 at December 31, 2013 and $442,000 at June 30, 2013. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 1.10% of total loans at June 30, 2014 compared with 1.07% at December 31, 2013 and 1.70% at June 30, 2013.

Troubled debt restructured loans, not classified as non-accrual loans or loans past due 90 days or more, were $1,916,000 at June 30, 2014 compared with $1,960,000 at December 31, 2013 and $4,294,000 at June 30, 2013. The decrease in restructured loans when comparing the June timeframes is due to a loan that was transferred to OREO, which is currently under an agreement of sale. QNB had other real estate owned and other repossessed assets of $2,833,000 as of June 30, 2014 compared with $1,063,000 at June 30, 2013. Included in the June 30, 2014 amount is one property with a fair value of $2,325,000 that is under an agreement of sale and is anticipated to close during the third quarter of 2014. Non-accrual pooled trust preferred securities are carried at fair value which was $2,393,000, $2,069,000, and $2,091,000 at June 30, 2014, December 31, 2013 and June 30, 2013, respectively. The increase in the carrying value of these securities reflects an improvement in their fair value and not additional security purchases.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans and indirect lease financing loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. At June 30, 2014 and December 31, 2013, the recorded investment in loans for which impairment has been identified totaled $24,892,000 and $27,617,000 of which $20,478,000 and $22,515,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $4,414,000 and $5,102,000 at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014 and December 31, 2013, the related allowance for loan losses associated with these loans was $2,330,000 and $2,022,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	June 30,	December 31,	June 30,
	2014	2013	2013
Non-accrual loans	$12,573	$13,453	$17,301
Loans past due 90 days or more and still accruing interest	84	1	442
Troubled debt restructured loans (not already included above)	1,916	1,960	4,294
Total non-performing loans	14,573	15,414	22,037
Other real estate owned and repossessed assets	2,833	2,825	1,063
Non-accrual investment securities	2,393	2,069	2,091
Total non-performing assets	$19,799	$20,308	$25,191

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$514,064	$482,112	$476,130
Total loans	521,979	501,716	489,215

Allowance for loan losses	8,900	8,925	9,431

Allowance for loan losses to:
Non-performing loans	61.07%	57.90%	42.79%
Total loans (excluding held-for-sale)	1.71%	1.78%	1.93%
Average total loans	1.73%	1.85%	1.98%

Non-performing loans / total loans (excluding held-for-sale)	2.79%	3.07%	4.50%
Non-performing assets / total assets	2.16%	2.18%	2.77%

An analysis of loan charge-offs for the three and six months ended June 30, 2014 compared to 2013 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net (recoveries) charge-offs	$(81)	$20	$25	$441

Net annualized (recoveries) charge-offs to:
Total loans	-0.06%	0.02%	0.01%	0.18%
Average total loans excluding held-for-sale	-0.06%	0.02%	0.01%	0.19%
Allowance for loan losses	-3.65%	0.87%	0.57%	9.44%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-Interest Income Comparison
	Three months		Change from		Six months		Change from
	ended June 30,		prior year		ended June 30,		prior year
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Net gain on investment securities	$285	$93	$192	206.5%	$907	$516	$391	75.8%
Net gain from trading activity	93	-	93	-	115	-	115	-
Fees for services to customers	410	369	41	11.1%	809	735	74	10.1%
ATM and debit card	387	378	9	2.4%	735	730	5	0.7%
Retail brokerage and advisory income	149	122	27	22.1%	315	216	99	45.8%
Bank-owned life insurance	73	75	(2)	-2.7%	145	149	(4)	-2.7%
Merchant income	84	101	(17)	-16.8%	156	182	(26)	-14.3%
Net gain on sale of loans	54	98	(44)	-44.9%	61	323	(262)	-81.1%
Other	90	3	87	2900.0%	194	136	58	42.6%
Total	$1,625	$1,239	$386	31.2%	$3,437	$2,987	$450	15.1%

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and check card income, retail and brokerage advisory income, income on bank-owned life insurance, merchant income, trading revenue and gains and losses on the sale of investment securities and residential mortgage loans.

Quarter to Quarter Comparison

Total non-interest income for the second quarter of 2014 was $1,625,000, an increase of $386,000, compared to $1,239,000 for the second quarter of 2013. Excluding net gains on investment securities, trading activities and loans for both periods total non-interest income was $1,193,000 and $1,048,000, an increase of $145,000, or 13.8%.

The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio in an effort to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio. Net investment securities gains were $285,000 for the quarter ended June 30, 2014 compared to $93,000 for the comparable quarter in 2013. The 2014 gains were primarily on the sale of equity securities while the second quarter of 2013 securities gains were composed of $108,000 recorded on the sale of equity securities and $28,000 on sales of bonds, primarily mortgaged-backed securities and collateralized mortgage obligations. There were no OTTI charges in the second quarter of 2014. Reducing the net gains noted above for 2013 was a $43,000 credit-related OTTI charge on an equity security.

Net gain from trading activity represents realized and unrealized gains and losses, net of expenses, on the municipal trading account portfolio invested in during the first quarter of 2014. For the second quarter of 2014 $93,000 of net gains were recognized related to trading activity. This portfolio is marked to market at the end of every month with the changes in value recorded in the income statement. Interest earned on these securities during the holding period are included in net interest income.

Fees for services to customers were $410,000 for the second quarter of 2014, a $41,000, or 11.1%, increase from the same period in 2013. Overdraft income net of waived charges, representing approximately 71% of total fees for services to customers during the second quarter of 2014, increased by $44,000. The increase in overdraft income reflects an increase in the volume of overdrafts as there has been no change to the fee charged to customers.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Retail brokerage and advisory income was $149,000 for the second quarter of 2014 compared to $122,000 for the second quarter of 2013. This represents an increase of $27,000, or 22.1%. QNB provides securities and advisory services under the name of QNB Financial Services through Investment Professionals, Inc., a registered Broker/Dealer and Registered Investment Advisor. This business continues to grow successfully and as of June 30, 2014 had over $40,000,000 in assets under management.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. Net gains on the sale of residential mortgage loans for the second quarter of 2014 was $54,000, or 44.9% less than the second quarter of the prior year. An increase in mid-term and long-term treasury rates beginning in mid-2013 were a key contributor to the slowdown in residential mortgage loan activity and in particular mortgage refinancing activity as well as losses on loans with fixed interest rates that were originated but not yet sold. During the second quarter of 2013, a $38,000 charge was taken to reflect the fair market value of these loans that were held-for-sale at June 30, 2013. The volume of loan sales was also significantly less than prior year. Proceeds from the sale of residential mortgages were $1,411,000 and $4,380,000 for the second quarters of 2014 and 2013, respectively.

There was an $87,000 increase in other non-interest income when comparing the second quarter of 2014 to the same 2013 quarter. The largest contributor relates to a $90,000 valuation allowance recorded on a property classified as other real estate owned in the second quarter of 2013 compared to no gains or losses on other real estate owned during the second quarter of 2014. The second quarter of 2014 also included a $15,000 sales tax refund with no such refund in the 2013 quarter. QNB also provides title insurance as a member of Laurel Abstract Company LLC. In connection with the slowdown in mortgage lending as noted previously, title company income also decreased $16,000 when comparing the second quarter of 2014 to 2013.

Six-Month Comparison

Total non-interest income for the six month periods ended June 30, 2014 and 2013 was $3,437,000 and $2,987,000, respectively. This represents an increase of $450,000, or 15.1%. Excluding net gains on investment securities, trading activities and loans for both periods total non-interest income was $2,354,000 and $2,148,000, an increase of $206,000, or 9.6%.

Net investment securities gains increased $391,000, or 75.8%, to $907,000 for the six months ended June 30, 2014 compared to $516,000 for the comparable six months in 2014. The 2014 gains were primarily on the sale of equity securities while the first half of 2013 securities gains were composed of $369,000 recorded on the sale of equity securities and $190,000 on sales of bonds. There were no OTTI charges in the first half of 2014. As noted in the discussion of the quarter, included in the $516,000 of net gains for 2013 was a $43,000 credit-related OTTI charge on an equity security.

Net gain from trading activity contributed $115,000 for the six-month period ended June 30, 2014. The trading portfolio was new for 2014 so there were no gains for 2013.

Fees for services to customers increased $74,000, or 10.1%, to $809,000 for the six-month period ended June 30, 2014. Similar to the quarter, the majority of the increase related to an increased level of overdrafts.

Retail brokerage and advisory income was $315,000 for the first half of 2014 compared to $216,000 for the first half of 2013. This represents an increase of $99,000, or 45.8%.

Net gains on the sale of loans decreased $262,000, or 81.1%, when comparing the six months ended June 30, 2014 to the same period in 2013. As noted for the quarter, the interest rate environment over the past year significantly impacted residential mortgage loan refinancing activity. Proceeds from the sale of residential mortgages were $1,542,000 and $10,955,000 for the periods ended June 30, 2014 and 2013, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Other non-interest income increased $58,000, to $194,000, when comparing the six-month periods ended June 30, 2014 and 2013. Similar to the quarter comparison, the main contributor was a $79,000 increase in income related to sales of other real estate owned. Prior year included expense of $90,000 to record a valuation allowance on a property that was subsequently sold in July 2013. In addition, the first six months of 2014 included a $15,000 sales tax refund. Offsetting a portion of these increases was a decrease in title company income of $38,000 from the $44,000 recorded for the first six months of 2013.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	Three months		Change from		Six months		Change from
	ended June 30,		prior year		ended June 30,		prior year
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Salaries and employee benefits	$2,836	$2,673	$163	6.1%	$5,631	$5,232	$399	7.6%
Net occupancy	424	415	9	2.2%	870	851	19	2.2%
Furniture and equipment	438	417	21	5.0%	846	830	16	1.9%
Marketing	222	251	(29)	-11.6%	440	490	(50)	-10.2%
Third-party services	411	386	25	6.5%	812	760	52	6.8%
Telephone, postage and supplies	174	159	15	9.4%	357	340	17	5.0%
State taxes	153	173	(20)	-11.6%	304	345	(41)	-11.9%
FDIC insurance premiums	160	183	(23)	-12.6%	337	353	(16)	-4.5%
Other	496	434	62	14.3%	929	830	99	11.9%
Total	$5,314	$5,091	$223	4.4%	$10,526	$10,031	$495	4.9%

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services, FDIC insurance premiums, regulatory assessments, taxes and various other operating expenses.

Quarter to Quarter Comparison

Total non-interest expense was $5,314,000 for the second quarter of 2014, an increase of $223,000, or 4.4%, compared to the second quarter of 2013.

Salaries and benefits is the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense for the second quarter of 2014 were $2,836,000, an increase of $163,000, or 6.1%, from the $2,673,000 reported in the second quarter of 2013. The majority of this increase, $102,000, related to benefits expense. Medical costs comprised the largest portion of the benefits increase when comparing the quarters. The remaining $61,000 increase in salary and benefits costs reflects a $41,000 accrual for 2014 incentive compensation. There was only one additional full-time equivalent employee when comparing the second quarter of 2014 to the same 2013 quarter.

Marketing expense decreased $29,000, or 11.6%, to $222,000 for the three month period ended June 30, 2014. The decrease was largely due to expenses in prior year related to advertising, public relations, and sales promotions associated with the opening of two new locations in the first quarter of 2013.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $25,000, or 6.5%, to $411,000 for the three months ended June 30, 2014 when compared to the same period in 2013. The largest contributors to the increase in this category were related to expenses for the implementation of an online mortgage application system and ongoing costs related to the Bank's overdraft protection program.

FDIC insurance premium expense decreased $23,000, or 12.6%, to $160,000, when comparing the three months ended June 30, 2014 to the same period in 2013. The lower expense reflects a small increase in quarterly average assets that was more than offset by a decrease in the rate charged.

State tax expense represents the accrual of the Pennsylvania shares tax, which is based on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $153,000 for the second quarter of 2014, a decrease of $20,000 compared to the same period in 2013. The decrease was attributable to a decline in the Bank’s Pennsylvania Shares Tax as a result of a change in the state mandated formula for 2014 which resulted in lower tax expense despite the increase in the Bank’s equity.

Other non-interest expense increased $62,000, or 14.3%, to $496,000 for the second quarter of 2014. Contributing to the higher expenses was a $43,000 increase associated with costs for properties held in other real estate owned and additional check card expenses of $14,000.

Six-Month Comparison

Total non-interest expense was $10,526,000 for the six-month period ended June 30, 2014, an increase of $166,000, or 4.9%, compared to the first half of 2013.

Salaries and benefits expense increased $399,000, or 7.6%, to $5,631,000 for the six months ended June 30, 2014 compared to the same period in 2013. Salary expense and related taxes increased $231,000 during the period to $4,714,000. There were two additional full-time equivalent employees when comparing the first half of 2014 to the same 2013 period. The second quarter of 2014 also included an accrual of approximately $41,000 related to incentive compensation with no similar accrual in 2013. The remainder of the increase is attributable to normal merit increases. Comparing the six-month periods, benefits expense increased $168,000, to $917,000. Similar to the quarter, medical and dental costs comprised the largest portion of the benefits increase and accounted for $128,000 with retirement plan contributions increasing $30,000 when comparing the six-month periods.

Marketing expense declined $50,000, or 10.2%, to $440,000 for the six months ended June 30, 2014 for the same reason noted for quarter. The opening of two new branches in 2013 contributed to the higher level of marketing expenses in prior year.

State tax expense was $304,000 for the second quarter of 2014, a decrease of $41,000 compared to the same period in 2013 for the same reason noted for the quarter.

Third party services expense increased $52,000, or 6.8%, to $812,000 for the six months ended June 30, 2014 when compared to the same period in 2013. In addition to the items noted previously for the quarter, there were also higher outside consultant expenses which included an evaluation tool for the executive management team.

Other non-interest expense increased $99,000, or 11.9%, to $929,000 for the first half of 2014. Contributing to the higher expenses were $36,000 for additional check card charge-offs, $33,000 related to expenses for properties held in other real estate owned and $22,000 of additional check card expenses.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 2014, QNB’s net deferred tax asset was $3,754,000. The primary components of deferred taxes are deferred tax assets of $3,026,000 relating to the allowance for loan losses, $444,000 related to non-accrual interest income, $102,000 generated by OTTI charges on equity securities and $432,000 related to OTTI charges on trust preferred securities. These amounts are offset slightly by a deferred tax liability of $239,000 resulting from unrealized gains on available for sale securities. As of December 31, 2013, QNB’s net deferred tax asset was $5,518,000. The primary components of deferred taxes as of December 31, 2013 are deferred tax assets of $3,035,000 relating to the allowance for loan losses, $1,758,000 resulting from unrealized losses on available for sale securities, $569,000 related to non-accrual interest income, $114,000 generated by OTTI charges on equity securities and $432,000 related to OTTI charges on trust preferred securities. The decrease in the amount of the deferred tax asset when comparing the balance at June 30, 2014 and December 31, 2013 is primarily related to the change from an unrealized loss position on the available-for-sale investment portfolio at December 31, 2013 to an unrealized gain position on the available-for-sale portfolio at June 30, 2014.

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

Applicable income tax expense was $636,000 for the three-month period ended June 30, 2014 compared to $490,000 for the three-month period ended June 30, 2013. The effective tax rate for second quarter of 2014 was 22.6% compared with 20.6% for the second quarter of 2013. For the six-month periods ended June 30, 2014 and 2013 applicable income taxes and the effective tax rates were $1,333,000, or 23.0% and $1,223,000, or 22.1%, respectively. The high income tax expense and higher effective tax rates in 2014 is a function of higher pretax net income in relation to tax-exempt income.

FINANCIAL CONDITION ANALYSIS

The following balance sheet analysis compares average balance sheet data for the six months ended June 30, 2014 and 2013, as well as the period end balances as of June 30, 2014 and December 31, 2013.

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

Average earning assets for the six-month period ended June 30, 2014 increased $12,994,000, or 1.5%, to $888,551,000 from $875,557,000 for the six months ended June 30, 2013. Average loans increased $37,016,000, or 7.8%, while average investment securities, including trading securities, decreased $22,678,000, or 5.8%. With the growth in loans and the decline in investment securities the mix of earning assets has changed when comparing the two periods. Average loans represented 57.9% of earning assets for the first six months of 2014, while average investment securities represented 40.8% of earning assets for the same period. This compares to 54.5% and 44.4%, respectively, for the first half of 2013. Average other earning assets, which includes Federal Reserve deposits, decreased $1,344,000, or 13.8%, when comparing these same periods. Given the strong loan growth and the relatively low yield of 0.25% on interest-bearing deposits at the Federal Reserve Bank, the decision was made to try and stay as fully invested as possible, while still retaining adequate liquidity.

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

Average total commercial loans increased $28,687,000, or 7.3%, when comparing the first six months of 2014 to the first six months of 2013. Commercial and industrial loans increased $7,504,000, or 7.2%, to $112,370,000. Commercial and industrial loans represent commercial purpose loans that are either secured by collateral other than real estate or unsecured. Many of these loans are for operating lines of credit. Average loans secured by real estate, either commercial or residential properties increased $11,826,000, or 4.8%, when comparing the average balances for the six-month periods. In addition, average tax-exempt loans to state and municipal organizations increased $10,817,000, or 33.4%, over the same time period. Slightly offsetting these increases was a decrease in average indirect lease financing loans of $1,460,000, or 15.1%, when comparing the first half of 2014 to 2013. The decline in balances is a result of fewer opportunities to purchase good quality leases.

As noted previous, QNB’s refocus on consumer lending has resulted in an increase in average residential real estate loans of $3,593,000, or 12.6%, to $32,051,000 for the first six months of 2014. This increase represents fixed rate loans primarily loans with a 15 year maturity, low loan-to-values and excellent credit. Despite this increase, QNB sells most of its fixed rate originations to Freddie Mac.

Total investment securities, including trading securities, available-for-sale securities and held-to-maturity securities were $348,954,000 at June 30, 2014 and $388,816,000 at December 31, 2013. Despite the addition of the trading portfolio and overall decline in investment security balances since year end, the composition of the portfolio is little changed since December 31, 2013.

QNB does own CDOs in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by banks or bank holding companies, and to a lesser degree, insurance companies. In most cases QNB owns the mezzanine tranches of these securities, with the exception of two that now represent the senior-most obligation of the trust. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. QNB holds seven of these securities with an amortized cost of $3,519,000 and a fair value of $2,393,000 at June 30, 2014. There was no credit-related other-than-temporary impairment charge in the first half of 2014 or 2013. It is possible that future calculations could require recording additional other-than-temporary impairment charges through earnings. For additional detail on these securities see Note 7 Investment Securities and Note 9 Fair Value Measurements and Disclosures.

For the most part, earning assets are funded by deposits. Total average deposits increased $5,473,000, or 0.7%, to $801,702,000 for the first six months of 2014 compared to the first six months of 2013. Although positive, this represents the slowest growth rate in many years.

Average interest-bearing demand and municipal accounts increased $7,776,000, or 7.1%, and $22,908,000, or 28.3%, respectively, when comparing the first six months of 2014 and 2013. QNB Rewards Checking and Select 50 products are the primary factor behind the growth of the interest-bearing demand accounts while the growth in relationships with a couple of school districts contributed to the increase in municipal balances.. Average savings balances increased $9,850,000, or 4.9%, to $209,091,000 for the first half of 2014 due to the continued success of QNB’s Online eSavings with traditional statement savings accounts also contributing to the growth. Average non-interest bearing demand accounts increased $3,467,000, or 4.9%, when comparing the six-month periods with business accounts accounting for the growth. In contrast, money market accounts declined $14,126,000, or 19.8%. Total average time deposits decreased $24,402,000, or 9.2%, when comparing the six-month periods as customers continue to look for the liquidity of transaction accounts and are hesitant to lock in longer term deposits at low rates.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Total assets at June 30, 2014 were $915,875,000 compared with $932,883,000 at December 31, 2013. During the first half of 2014 the demand for loans by businesses and consumers was stronger resulting in an $20,263,000, or 4.0%, increase in total loans between December 31, 2013 and June 30, 2014. Total loans at June 30, 2014 were $521,979,000. In contrast total securities declined by $39,862,000, or 10.3%, to $348,954,000 at June 30, 2014. The decrease in interest rates during the latter part of the second quarter of 2014 contributed to the increase in investment securities as the fair value of the portfolio increased from an unrealized loss of $5,170,000 at December 31, 2013 to an unrealized gain of $704,000 at June 30, 2014. This also positively impacted shareholder’s equity as accumulated other comprehensive income, net of tax, went from a loss of $3,412,000 at December 31, 2013 to a gain of $464,000 at June 30, 2014.

On the liability side, total deposits decreased by $17,876,000, or 2.2%, to $796,656,000 at June 30, 2014 compared to the December 31, 2013 balances. Interest-bearing demand accounts, including municipal deposits, decreased $33,324,000, or 14.1%, to $203,586,000 at June 30, 2014. The majority of this decline related to municipal deposits. Partially offsetting this decline were increases in non-interest bearing demand, money market accounts and savings accounts that increased $13,101,000 in total when comparing December 31, 2013 to June 30, 2014. These deposits can be volatile depending on the timing of deposits and withdrawals. Time deposits increased $2,347,000 from $239,545,000 at December 31, 2013 to $241,892,000 at June 30, 2014. Although customers continue to look for liquidity in anticipation of rising interest rates several longer-term time deposit specials run during the first half of the year did have some success in growing these balances. It is anticipated that total deposits will increase significantly during the third quarter as tax money is received by the local school districts. These deposits are short-term and will flow out over the next year as the schools use the funds for operations. These deposits do provide incremental income as they are invested in short-term investment securities but will further reduce the net interest margin as the spread earned is significantly less than the current net interest margin.

Long-term borrowings declined $5,000,000 since December 31, 2013 due to the remaining long-term debt maturing and being repaid in April.

LIQUIDITY

Liquidity represents an institution’s ability to generate cash or otherwise obtain funds at reasonable rates to satisfy demand for loans and deposit withdrawals. QNB attempts to manage its mix of cash and interest-bearing balances, Federal funds sold as well as trading and investment securities in an attempt to match the volatility, seasonality, interest sensitivity and growth trends of its loans and deposits. The Company manages its liquidity risk by measuring and monitoring its liquidity sources and estimated funding needs. Liquidity is provided from asset sources through repayments and maturities of loans and investment securities. The portfolio of investment securities classified as available for sale and QNB's policy of selling certain residential mortgage originations in the secondary market also provide sources of liquidity. Core deposits and cash management repurchase agreements have historically been the most significant funding source for QNB. These deposits and repurchase agreements are generated from a base of consumers, businesses and public funds primarily located in the Company’s market area.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At June 30, 2014, the Bank had a maximum borrowing capacity with the FHLB of approximately $217,825,000. The maximum borrowing capacity changes as a function of qualifying collateral assets. QNB had $4,469,000 of outstanding borrowings with the FHLB at June 30, 2014. In addition, the Bank maintains two unsecured Federal funds lines with two correspondent banks totaling $26,000,000. At June 30, 2014, there were no outstanding borrowings under these lines. During the first half of 2014, QNB did borrow from both the FHLB and its correspondent banks to fund short-term liquidity needs to fund loan growth. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Total cash and cash equivalents, trading and available-for-sale investment securities and loans held-for-sale totaled $368,789,000 and $404,956,000 at June 30, 2014 and December 31, 2013, respectively. The decrease in liquid sources since December 31, 2013 is primarily the result of the $39,862,000 decrease in the securities portfolio most of which went to fund loan growth and the decline in deposits. These liquid sources should be adequate to meet normal fluctuations in loan demand or deposit withdrawals. Despite the higher level of interest rates, particularly in the 5 to 10 year part of the yield curve, it is still anticipated that the investment portfolio will continue to provide sufficient liquidity as municipal bonds and agency securities are called and as cash flow on mortgage-backed and CMO securities continues to be steady. In the event that interest rates would continue to increase the cash flow available from the investment portfolio could decrease.

Approximately $165,560,000 and $207,868,000 of available-for-sale securities at June 30, 2014 and December 31, 2013, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

As an additional source of liquidity, QNB is a member of the Certificate of Deposit Account Registry Service (CDARS) program offered by the Promontory Interfinancial Network, LLC. CDARS is a funding and liquidity management tool used by banks to access funds and manage their balance sheet. It enables financial institutions to provide customers with full FDIC insurance on time deposits over $250,000 that are placed in the program. QNB also has available Insured Cash Sweep (ICS), a product similar to CDARS, but one that provides liquidity like a money market or savings account.

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at June 30, 2014 was $82,631,000, or 9.02% of total assets, compared to shareholders' equity of $75,625,000, or 8.11% of total assets, at December 31, 2013. Shareholders’ equity at June 30, 2014 included a positive adjustment of $464,000 and December 31, 2013 included a negative adjustment of $3,412,000 related to net unrealized holding gains and losses, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 8.98% and 8.44% at June 30, 2014 and December 31, 2013, respectively.

Average shareholders' equity and average total assets were $81,057,000 and $922,390,000 for the first six months of 2014, an increase of 5.7% and a slight decrease, respectively, from the averages for the year ended December 31, 2013. The ratio of average total equity to average total assets was 8.79% for the first half of 2014 compared to 8.30% for all of 2013.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table sets forth consolidated information for QNB Corp.:

	June 30,	December 31,
Capital Analysis	2014	2013
Tier I
Shareholders' equity	$82,631	$75,625
Net unrealized securities (gains) losses, net of tax	(464)	3,412
Total Tier I risk-based capital	82,167	79,037

Tier II
Allowable portion: Allowance for loan losses	7,948	7,806
Unrealized gains on equity securities, net of tax	337	487
Total risk-based capital	$90,452	$87,330
Risk-weighted assets	$634,858	$623,389
Average assets	$916,518	$935,477

	June 30,	December 31,
Capital Ratios	2014	2013
Tier I capital/risk-weighted assets	12.94%	12.68%
Total risk-based capital/risk-weighted assets	14.25%	14.01%
Tier I capital/average assets (leverage ratio)	8.97%	8.45%

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for the total risk-based capital and 4.00% for leverage. All capital ratios have improved from December 31, 2013 as the Tier I and total risk based capital levels have increased to a greater degree than the risk-weighted assets. In addition, quarterly average assets have declined since year end.

QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $376,000 and $448,000 to capital during first six months of 2014 and 2013, respectively.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of June 30, 2014, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There has been no additional shares repurchased under the plan since the first quarter of 2009.

Continuing to impact risk-weighted assets is the $26,781,000 of risk-weighted assets due to mezzanine tranches of pooled trust preferred securities that were downgraded below investment grade during the first quarter of 2009. Although the amortized cost of these securities was only $3,276,000 at June 30, 2014, regulatory guidance required an additional $23,505,000 to be included in risk-weighted assets. The Bank utilized the method as outlined in the Call Report Instructions for an available-for-sale bond that has not triggered the Low Level Exposure (LLE) rule. The mezzanine tranches of CDOs that utilized this method of risk-weighting are five out of seven pooled trust preferred securities (PreTSLs) held by the Bank as of June 30, 2014. The other two pooled trust preferred securities have only one tranche remaining so the treatment noted above does not apply.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At June 30, 2014 and December 31, 2013, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

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

ITEM 4.     CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. No changes were made to our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

JUNE 30, 2014

Item 1.	Legal Proceedings
No material proceedings.

Item 1A.	Risk Factors
There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

April 1, 2014 through April 30, 2014	-	-	-	42,117
May 1, 2014 through May 31, 2014	-	-	-	42,117
June 1, 2014 through June 30, 2014	-	-	-	42,117
Total	-	-	-	42,117

(1) Transactions are reported as of settlement dates.
(2) QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3) The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
(4) QNB’s current stock repurchase plan has no expiration date.
(5) QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Item 3.	Default Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit 3(i)	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrants Form DEF 14-A filed with the Commission on April 15, 2005).

Exhibit 3(ii)	Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrants Form 8-K filed with the Commission on January 23, 2006).

Exhibit 11	Statement Re: Computation of Earnings Per Share. (Included in Part I, Item I, hereof.)

Exhibit 31.1	Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Interim Chief Financial Officer

Exhibit 32.1	Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Section 906 Certification of Interim Chief Financial Officer

The following Exhibits are being furnished* as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

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

QNB Corp.

Date:	August 14, 2014	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date:	August 14, 2014	By:	/s/ Phillip N. Geiger
Phillip N. Geiger
Interim Chief Financial Officer