Form 10-Q
period 2014-09-30
QNB CORP
filed 2014-11-13
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                   September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                         to

Commission file number     0-17706

QNB Corp

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

Large accelerated filer ____	Accelerated filer
Non-accelerated filer ____	Smaller Reporting Company ✔

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No    ✔

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Stock, par value $0.625	3,307,106

2NB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2014

INDEX

PART I - FINANCIAL INFORMATION

QNB Corp. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(unaudited)
	September 30, 2014	December 31, 2013
Assets
Cash and due from banks	$11,393	$12,717
Interest-bearing deposits in banks	54,024	3,569
Total cash and cash equivalents	65,417	16,286

Investment securities
Trading	4,122	-
Available-for-sale (amortized cost $362,906 and $393,840)	362,468	388,670
Held-to-maturity (fair value $158 and $162)	146	146
Restricted investment in bank stocks	1,721	1,764
Loans held-for-sale	130	-
Loans receivable	536,682	501,716
Allowance for loan losses	(8,366)	(8,925)
Net loans	528,316	492,791
Bank-owned life insurance	10,639	10,407
Premises and equipment, net	9,837	9,875
Accrued interest receivable	2,604	2,579
Other assets	9,485	10,365
Total assets	$994,885	$932,883

Liabilities
Deposits
Demand, non-interest bearing	$82,983	$75,987
Interest-bearing demand	283,798	236,910
Money market	59,719	54,861
Savings	207,445	207,229
Time	150,487	153,803
Time of $100 or more	95,864	85,742
Total deposits	880,296	814,532
Short-term borrowings	28,648	35,156
Long-term debt	-	5,000
Accrued interest payable	337	392
Other liabilities	2,276	2,178
Total liabilities	911,557	857,258

Shareholders' Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,471,675 shares and 3,436,227 shares issued; 3,307,106 and 3,271,658 shares outstanding	2,170	2,148
Surplus	14,555	13,747
Retained earnings	69,368	65,618
Accumulated other comprehensive loss, net of tax	(289)	(3,412)
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	83,328	75,625
Total liabilities and shareholders' equity	$994,885	$932,883

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except per share data - unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income
Interest and fees on loans	$5,787	$5,588	$16,964	$16,758
Interest and dividends on investment securities (AFS & HTM):
Taxable	1,324	1,407	3,983	4,152
Tax-exempt	541	663	1,712	2,034
Interest on trading securities	44	-	111	-
Interest on interest-bearing balances and other interest income	45	20	86	34
Total interest income	7,741	7,678	22,856	22,978

Interest expense
Interest on deposits
Interest-bearing demand	178	176	486	478
Money market	35	32	90	105
Savings	192	205	574	631
Time	416	440	1,226	1,455
Time of $100 or more	310	282	850	918
Interest on short-term borrowings	25	28	85	81
Interest on long-term debt	-	63	70	189
Total interest expense	1,156	1,226	3,381	3,857
Net interest income	6,585	6,452	19,475	19,121
Provision for loan losses	-	150	-	250
Net interest income after provision for loan losses	6,585	6,302	19,475	18,871

Non-interest income
Total other-than-temporary impairment loss on investment securities	-	-	-	(43)
Less: Portion of loss recognized in other comprehensive income (before taxes)	-	-	-	-
Net other-than temporary impairment losses on investment securities	-	-	-	(43)
Net gain on sale of investment securities	180	303	1,087	862
Net gain on investment securities	180	303	1,087	819
Net gain on trading activites	40	-	155	-
Fees for services to customers	432	435	1,241	1,170
ATM and debit card	378	386	1,113	1,116
Retail brokerage and advisory income	138	165	453	382
Bank-owned life insurance	74	77	219	226
Merchant Income	73	94	229	276
Net gain on sale of loans	110	36	171	359
Other	92	57	286	192
Total non-interest income	1,517	1,553	4,954	4,540

Non-interest expense
Salaries and employee benefits	2,963	2,691	8,594	7,923
Net occupancy	421	382	1,291	1,233
Furniture and equipment	444	431	1,290	1,261
Marketing	201	272	641	762
Third party services	454	356	1,266	1,116
Telephone, postage and supplies	187	162	544	502
State taxes	152	172	456	517
FDIC insurance premiums	170	180	507	533
Other	486	477	1,415	1,307
Total non-interest expense	5,478	5,123	16,004	15,154
Income before income taxes	2,624	2,732	8,425	8,257
Provision for income taxes	580	604	1,913	1,827
Net income	$2,044	$2,128	$6,512	$6,430
Earnings per share - basic	$0.62	$0.65	$1.98	$1.98
Earnings per share - diltued	$0.62	$0.65	$1.98	$1.98
Cash dividends per share	$0.28	$0.27	$0.84	$0.81

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(in thousands - unaudited)
Three months ended September 30,	2014			2013
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$2,624	$580	$2,044	$2,732	$604	$2,128
Other comprehensive income:
Net unrealized holding gains on securities:
Unrealized holding gains arising during the period	1,321	449	872	362	123	239
Reclassification adjustment for gains included in net income	(180)	(61)	(119)	(303)	(102)	(201)
Other comprehensive income	1,141	388	753	59	21	38
Total comprehensive income	$3,765	$968	$2,797	$2,791	$625	$2,166

Nine months ended September 30,	2014			2013
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$8,425	$1,913	$6,512	$8,257	$1,827	$6,430
Other comprehensive income:
Net unrealized holding gains on securities:
Unrealized holding gains (losses) arising during the period	5,819	1,979	3,840	(8,929)	(3,036)	(5,893)
Reclassification adjustment for gains included in net income	(1,087)	(370)	(717)	(819)	(278)	(541)
Other comprehensive income (loss)	4,732	1,609	3,123	(9,748)	(3,314)	(6,434)
Total comprehensive income (loss)	$13,157	$3,522	$9,635	$(1,491)	$(1,487)	$(4)

The accompanying notes are an integral part of the consolidated financial statements

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2013	3,271,658	$2,148	$13,747	$65,618	$(3,412)	$(2,476)	$75,625
Net income		-	-	6,512	-	-	6,512
Other comprehensive income, net of tax		-	-	-	3,123	-	3,123
Cash dividends declared ($0.84 per share)		-	-	(2,762)	-	-	(2,762)
Stock issued in connection with dividend reinvestment and stock purchase plan	21,957	14	538	-	-	-	552
Stock issued for employee stock purchase plan	1,572	1	34	-	-	-	35
Stock issued for options exercised	11,919	7	147	-	-	-	154
Tax benefit of stock options exercised		-	29	-	-	-	29
Stock-based compensation expense		-	60	-	-	-	60
Balance, September 30, 2014	3,307,106	$2,170	$14,555	$69,368	$(289)	$(2,476)	$83,328

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
Nine months ended September 30,	2014	2013
Operating Activities
Net income	$6,512	$6,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	850	843
Provision for loan losses	-	250
Net gain on investment securities available-for-sale	(1,087)	(819)
Net loss on sale of other real estate owned and repossessed assets	2	150
Net gain on sale of loans	(171)	(359)
Proceeds from sales of residential mortgages held-for-sale	4,192	15,332
Origination of residential mortgages held-for-sale	(4,151)	(13,742)
Income on bank-owned life insurance	(219)	(226)
Stock-based compensation expense	60	48
Net increase in trading securities	(4,122)	-
Deferred income tax provision	153	216
Net decrease in income taxes payable	(331)	(117)
Net (increase) decrease in accrued interest receivables	(25)	159
Amortization of mortgage servicing rights and change in valuation allowance	46	38
Net amortization of premiums and discounts on investment securities	1,571	1,656
Net decrease in accrued interest payable	(55)	(104)
(Increase) decrease in other assets	(389)	3,761
Decrease in other liabilities	(133)	(372)
Net cash provided by operating activities	2,703	13,144
Investing Activities
Proceeds from payments, maturities and calls of investment securities available-for-sale	67,329	96,892
Proceeds from the sale of investment securities available-for-sale	19,504	13,552
Purchases of investment securities available-for-sale	(56,153)	(126,775)
Proceeds from redemption of investment in restricted bank stock	2,452	552
Purchase of restricted bank stock	(2,409)	(176)
Net increase in loans	(35,790)	(12,027)
Net purchases of premises and equipment	(812)	(1,326)
Proceeds from sales of repossessed assets	43	562
Net cash used in investing activities	(5,836)	(28,746)
Financing Activities
Net increase in non-interest bearing deposits	6,996	1,438
Net increase in interest-bearing deposits	58,768	24,876
Net decrease in short-term borrowings	(6,508)	(4,430)
Repayments of long-term debt	(5,000)	(287)
Tax benefit from exercise of stock options	29	2
Cash dividends paid, net of reinvestment	(2,498)	(2,339)
Proceeds from issuance of common stock	477	413
Net cash provided by financing activities	52,264	19,673
Increase in cash and cash equivalents	49,131	4,071
Cash and cash equivalents at beginning of year	16,286	15,453
Cash and cash equivalents at end of period	$65,417	$19,524
Supplemental Cash Flow Disclosures
Interest paid	$3,436	$3,961
Income taxes paid	2,060	1,725
Non-cash transactions:
Transfer of loans to repossessed assets or other real estate owned	265	1,196
Unsettled trades to purchase securities	230	-

The accompanying notes are an integral part of the conolidated financial statements

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2013 Annual Report incorporated in the Form 10-K. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2014, for items that should potentially be recognized or disclosed in these financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU was issued to help improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The ASU’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. QNB is evaluating the effect of adopting this new ASU.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The provisions in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. QNB is currently evaluating the impact the adoption of the standard will have on its financial position or results of operations.

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

Stock-based compensation expense was approximately $17,000 and $18,000 for the three months ended September 30, 2014 and 2013, respectively, and $60,000 and $48,000 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was approximately $80,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next twenty-eight months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorized the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest ratably over a three-year period. As of September 30, 2014, there were 225,058 options granted, 45,444 options forfeited, 164,814 options exercised and 14,800 options outstanding under this Plan. The 1998 Plan expired on March 10, 2008.

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of September 30, 2014, there were 163,200 options granted, 54,625 options forfeited, 31,625 options exercised, and 76,950 options outstanding under this Plan. The 2005 Plan expires March 15, 2015.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

3. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY (continued)

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

Nine months ended September 30,	2014	2013
Risk free interest rate	0.69%	0.35%
Dividend yield	4.28	4.26
Volatility	28.12	34.10
Expected life (years)	5.00	5.00

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term approximating the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the first nine months of 2014 and 2013 was $3.81 and $4.52, respectively.

Stock option activity during the nine months ended September 30, 2014 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2013	115,800	$23.51
Granted	20,000	25.16
Exercised	(19,425)	17.76
Forfeited	(24,625)	29.35
Outstanding at September 30, 2014	91,750	$23.52	3.33	$172
Exercisable at September 30, 2014	87,893	$23.53	2.10	$384

4. SHARE REPURCHASE PLAN

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. There were no shares repurchased during the nine months ended September 30, 2014. As of September 30, 2014, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

5. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per share - net income	$2,044	$2,128	$6,512	$6,430
Denominator for basic earnings per share - weighted average shares outstanding	3,298,057	3,253,939	3,286,438	3,243,385
Effect of dilutive securities - employee stock options	11,408	12,542	9,766	11,543
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,309,465	3,266,481	3,296,204	3,254,928
Earnings per share - basic	$0.62	$0.65	$1.98	$1.98
Earnings per share - diluted	$0.62	$0.65	$1.98	$1.98

There were 31,450 stock options that were anti-dilutive for both the three and nine-month periods ended September 30, 2014. There were 49,800 and 52,300 stock options that were anti-dilutive for the three and nine-month periods ended September 30, 2013, respectively. These stock options were not included in the above calculation.

6. COMPREHENSIVE INCOME

The following shows the components of accumulated other comprehensive income (loss) at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Unrealized net holding gains (losses) on available-for-sale securities	$142	$(4,281)
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	(580)	(889)
Accumulated other comprehensive loss	(438)	(5,170)
Tax effect	149	1,758
Accumulated other comprehensive loss, net of tax	$(289)	$(3,412)

The following table presents amounts reclassified out of accumulated other comprehensive income for the nine months ended September 30, 2014:

Details about accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the statement of income
Unrealized net holding gains on available-for-sale securities	$1,087	Net gain on sale of investment securities
Tax effect	(370)	Provision for income taxes
Total reclass out of accumulated other comprehensive income, net of tax	$717	Net of tax

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES

QNB engages in trading activities for its own account. Securities that are held principally for resale in the near term are recorded in the trading account at fair value with changes in fair value recorded in non-interest income. There were net gains of $27,000 included in net gains on trading activity related to trading securities still held at September 30, 2014. Interest and dividends are included in interest income.

There were no trading securities held by QNB at December 31, 2013. Trading securities, at fair value, at September 30, 2014 were as follows:

Fair
September 30, 2014	value
State and municipal securities	$4,122

The amortized cost and estimated fair values of investment securities available-for-sale at September 30, 2014 and December 31, 2013 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
September 30, 2014	value	gains	losses	cost
U.S. Government agency	$56,322	$161	$(768)	$56,929
State and municipal	74,133	1,604	(220)	72,749
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	139,171	1,595	(1,120)	138,696
Collateralized mortgage obligations (CMOs)	77,027	391	(1,730)	78,366
Pooled trust preferred	2,462	167	(1,224)	3,519
Corporate debt	6,060	52	-	6,008
Equity	7,293	714	(60)	6,639
Total investment securities available-for-sale	$362,468	$4,684	$(5,122)	$362,906

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2013	value	gains	losses	cost
U.S. Government agency	$71,639	$195	$(1,702)	$73,146
State and municipal	87,199	1,023	(1,627)	87,803
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	139,723	1,436	(2,361)	140,648
Collateralized mortgage obligations (CMOs)	75,394	556	(2,334)	77,172
Pooled trust preferred	2,069	85	(1,535)	3,519
Corporate debt	6,021	24	(13)	6,010
Equity	6,625	1,127	(44)	5,542
Total investment securities available-for-sale	$388,670	$4,446	$(9,616)	$393,840

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at September 30, 2014 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

		Amortized
September 30, 2014	Fair value	cost
Due in one year or less	$9,099	$8,980
Due after one year through five years	231,661	231,970
Due after five years through ten years	87,737	88,139
Due after ten years	26,678	27,178
Equity securities	7,293	6,639
Total investment securities available-for-sale	$362,468	$362,906

Proceeds from sales of investment securities available-for-sale were approximately $19,504,000 and $13,552,000 for the nine months ended September 30, 2014 and 2013, respectively.

At September 30, 2014 and December 31, 2013, investment securities available-for-sale totaling approximately $241,559,000 and $207,868,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

Three months ended		September 30, 2014				September 30, 2013
			Other-than-				Other-than-
	Gross	Gross	temporary		Gross	Gross	temporary
	realized	realized	impairment		realized	realized	impairment
	gains	losses	losses	Net gains	gains	losses	losses	Net gains
Equity securities	$181	$-	$-	$181	$303	$-	$-	$303
Debt securities	-	(1)	-	(1)	-	-	-	-
Total	$181	$(1)	$-	$180	$303	$-	$-	$303

The tax expense applicable to the net realized gains for the three-month periods ended September 30, 2014 and 2013 amounted to approximately $61,000 and $103,000, respectively.

Nine months ended		September 30, 2014				September 30, 2013
			Other-than-				Other-than-
	Gross	Gross	temporary		Gross	Gross	temporary
	realized	realized	impairment		realized	realized	impairment
	gains	losses	losses	Net gains	gains	losses	losses	Net gains
Equity securities	$1,051	$(6)	$-	$1,045	$672	$-	$(43)	$629
Debt securities	137	(95)	-	42	190	-	-	190
Total	$1,188	$(101)	$-	$1,087	$862	$-	$(43)	$819

The tax expense applicable to the net realized gains for the nine-month periods ended September 30, 2014 and 2013 amounted to approximately $370,000 and $278,000, respectively.

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

There were no credit-related OTTI charges in the first nine months of 2014. During the second quarter of 2013, there was a $43,000 other-than-temporary impairment (OTTI) charge on an equity security that had been in an unrealized loss position in excess of 20% for six months.

The following table presents a roll forward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the year. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized on debt securities in the three and nine month periods ended September 30, 2014 or 2013.

The following table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$1,271	$1,271	$1,271	$1,271
Reductions: gain on payoff	-	-	-	-
Additions:
Initial credit impairments	-	-	-	-
Subsequent credit impairments	-	-	-	-
Balance, end of period	$1,271	$1,271	$1,271	$1,271

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The amortized cost and estimated fair values of investment securities held-to-maturity at September 30, 2014 and December 31, 2013 were as follows:

Held-To-Maturity
	September 30, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
		unrealized	unrealized			unrealized	unrealized
	Amortized	holding	holding	Fair	Amortized	holding	holding	Fair
	cost	gains	losses	value	cost	gains	losses	value
State and municipal securities	$146	$12	-	$158	$146	$16	-	$162

The amortized cost and estimated fair value of securities held-to-maturity by contractual maturity at September 30, 2014 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Amortized
September 30, 2014	Fair value	cost
Due in one year or less	-	-
Due after one year through five years	$158	$146
Due after five years through ten years	-	-
Due after ten years	-	-
Total investment securities held-to-maturity	$158	$146

There were no sales of investment securities classified as held-to-maturity during the three and nine months ended September 30, 2014 or 2013.

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013:

September 30, 2014
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency	36	$15,539	$(49)	$27,668	$(719)	$43,207	$(768)
State and municipal	49	5,772	(22)	15,078	(198)	20,850	(220)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	55	31,717	(162)	43,761	(958)	75,478	(1,120)
Collateralized mortgage obligations (CMOs)	49	16,313	(127)	40,903	(1,603)	57,216	(1,730)
Pooled trust preferred	5	-	-	1,994	(1,224)	1,994	(1,224)
Equity	4	958	(60)	-	-	958	(60)
Total	198	$70,299	$(420)	$129,404	$(4,702)	$199,703	$(5,122)

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

Management evaluates debt securities, which are comprised of U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at September 30, 2014 in U.S. Government securities, state and municipal securities, mortgage-backed securities and CMOs are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

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

QNB holds seven pooled trust preferred securities as of September 30, 2014. These securities have a total amortized cost of approximately $3,519,000 and a fair value of $2,462,000. Five of the seven securities have been in an unrealized loss position for more than twelve months. All of the pooled trust preferred securities are available-for-sale securities and are carried at fair value.

The following table provides additional information related to pooled trust preferred securities (PreTSLs) as of September 30, 2014:

Deal	Class	Book value	Fair value	Unreal-ized gains (losses)	Realized OTTI credit loss (YTD 2014)	Total recognized OTTI credit loss	Moody's /Fitch ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine*	$243	$207	$(36)	$-	$(1)	B1/B	5	-	18.0%	140.1%
PreTSL V	Mezzanine*	-	-	-	-	(118)	C/D	-	-	100.0	13.4
PreTSL XVII	Mezzanine	752	506	(246)	-	(222)	C/C	32	5	29.1	84.6
PreTSL XIX	Mezzanine	988	512	(476)	-	-	C/C	38	12	17.2	86.8
PreTSL XXV	Mezzanine	766	424	(342)	-	(222)	C/C	47	5	31.0	84.8
PreTSL XXVI	Mezzanine	469	345	(124)	-	(270)	C/C	42	7	26.3	90.2
PreTSL XXVI	Mezzanine	301	468	167	-	(438)	C/C	42	7	26.3	90.2
		$3,519	$2,462	$(1,057)	$-	$(1,271)

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

On December 10, 2013, Federal Banking Regulators issued final rules regarding implementation of Section 619 of the Dodd-Frank Act ("the Volcker rule") which stated that “a banking entity may not, as principal, directly or indirectly, acquire or retain any ownership interest in or sponsor a covered fund”. The interpretation of the final rules indicated that a very high percentage of pooled trust preferred securities would be considered "covered funds". The rules also required that banks dispose of their covered funds by July 21, 2015, subject to a regulatory extension of up to five years. This would have triggered accounting requirements to record pooled trust preferred securities to fair value through the income statement. As a result of this regulation there were some trades of pooled trust preferred securities during December of 2013. On January 14, 2014, Regulators released a final interim rule authorizing retention of pooled trust preferred securities backed primarily by bank-issued trust preferred securities which included the PreTSLs held by QNB. Due to the uncertainty invoked between the original release of the Volcker Rule and the final interim rule, there was a noticeable increase in trading activity. However, we believe most of these trades occurred under distress and do not represent trades made in an orderly market. Despite the trades that took place as discussed previously, the market for these securities at September 30, 2014 was not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and the market values for these securities are depressed relative to historical levels. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. As illustrated in the previous table, these securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities, except for PreTSL IV and V which represent the senior-most obligation of the trust.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment (OTTI), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit-related portion and a non-credit related portion of OTTI are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. For the three and nine months ended September 30, 2014, no other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows:

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

Based upon the analysis performed by management as of September 30, 2014, it is probable that we will collect all contractual principal and interest payments on one of our seven pooled trust preferred securities, PreTSL XIX. The expected principal shortfall on the remaining pooled trust preferred securities has resulted in credit related other-than-temporary impairment charges in previous years. All of these pooled trust preferred securities held by QNB could be subject to additional writedowns in the future if additional deferrals and defaults occur.

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

Major classes of loans are as follows:

	September 30,	December 31,
	2014	2013
Commercial:
Commercial and industrial	$116,233	$111,339
Construction	18,439	15,929
Secured by commercial real estate	196,796	190,602
Secured by residential real estate	50,593	47,672
State and political subdivisions	43,167	33,773
Loans to depository institutions	-	1,250
Indirect lease financing	7,265	8,364
Retail:
1-4 family residential mortgages	35,743	29,730
Home equity loans and lines	64,132	59,977
Consumer	4,259	3,116
Total loans	536,627	501,752
Net unearned costs (fees)	55	(36)
Loans receivable	$536,682	$501,716

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At September 30, 2014 and December 31, 2013, overdrafts were approximately $164,000 and $138,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at September 30, 2014, there were no concentrations of loans exceeding 10% of total loans.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2014 and December 31, 2013:

September 30, 2014	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$108,060	$411	$7,762	$-	$116,233
Construction	17,070	186	1,183	-	18,439
Secured by commercial real estate	173,590	1,989	21,217	-	196,796
Secured by residential real estate	47,407	183	3,003	-	50,593
State and political subdivisions	43,140	-	27	-	43,167
Indirect lease financing	7,088	-	177	-	7,265
	$396,355	$2,769	$33,369	$-	$432,493

December 31, 2013	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$100,943	$59	$10,337	$-	$111,339
Construction	13,751	827	1,351	-	15,929
Secured by commercial real estate	163,349	4,199	23,054	-	190,602
Secured by residential real estate	43,854	187	3,631	-	47,672
State and political subdivisions	33,488	-	285	-	33,773
Loans to depository institutions	1,250	-	-	-	1,250
Indirect lease financing	8,199	-	165	-	8,364
	$364,834	$5,272	$38,823	$-	$408,929

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of September 30, 2014 and December 31, 2013:

September 30, 2014	Performing	Non- performing	Total
Retail:
1-4 family residential mortgages	$35,512	$231	$35,743
Home equity loans and lines	63,979	153	64,132
Consumer	4,259	-	4,259
	$103,750	$384	$104,134

December 31, 2013	Performing	Non- performing	Total
Retail:
1-4 family residential mortgages	$29,329	$401	$29,730
Home equity loans and lines	59,712	265	59,977
Consumer	3,099	17	3,116
	$92,140	$683	$92,823

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2014 and December 31, 2013:

September 30, 2014	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$6	$53	$214	$273	$115,960	$116,233
Construction	-	-	-	-	18,439	18,439
Secured by commercial real estate	598	-	493	1,091	195,705	196,796
Secured by residential real estate	686	279	647	1,612	48,981	50,593
State and political subdivisions	-	-	-	-	43,167	43,167
Indirect lease financing	28	37	-	65	7,200	7,265
Retail:
1-4 family residential mortgages	-	230	-	230	35,513	35,743
Home equity loans and lines	82	-	30	112	64,020	64,132
Consumer	20	58	-	78	4,181	4,259
	$1,420	$657	$1,384	$3,461	$533,166	$536,627

December 31, 2013	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$112	-	$17	$129	$111,210	$111,339
Construction	-	-	-	-	15,929	15,929
Secured by commercial real estate	1,126	$361	255	1,742	188,860	190,602
Secured by residential real estate	1,242	98	105	1,445	46,227	47,672
State and political subdivisions	65	65	-	130	33,643	33,773
Loans to depository institutions	-	-	-	-	1,250	1,250
Indirect lease financing	311	152	-	463	7,901	8,364
Retail:
1-4 family residential mortgages	752	5	270	1,027	28,703	29,730
Home equity loans and lines	295	2	106	403	59,574	59,977
Consumer	25	5	17	47	3,069	3,116
	$3,928	$688	$770	$5,386	$496,366	$501,752

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of September 30, 2014 and December 31, 2013:

September 30, 2014	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$-	$2,306
Construction	-	1,156
Secured by commercial real estate	-	4,545
Secured by residential real estate	-	2,161
State and political subdivisions	-	-
Indirect lease financing	-	7
Retail:
1-4 family residential mortgages	-	231
Home equity loans and lines	-	153
Consumer	-	-
	$-	$10,559

December 31, 2013	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	-	$3,956
Construction	-	1,319
Secured by commercial real estate	-	4,630
Secured by residential real estate	-	2,829
State and political subdivisions	-	-
Loans to depository institutions	-	-
Indirect lease financing	-	37
Retail:
1-4 family residential mortgages	-	401
Home equity loans and lines	-	265
Consumer	$1	16
	$1	$13,453

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Activity in the allowance for loan losses for the three months ended September 30, 2014 and 2013 are as follows:

Three months ended September 30, 2014	Balance, beginning of period	Provision (credit) for loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,407	$(139)	$-	$8	$2,276
Construction	240	(67)	-	-	173
Secured by commercial real estate	2,600	(129)	-	1	2,472
Secured by residential real estate	1,708	555	(452)	13	1,824
State and political subdivisions	214	(20)	-	-	194
Loans to depository institutions	1	(1)	-	-	-
Indirect lease financing	92	(6)	(14)	4	76
Retail:
1-4 family residential mortgages	372	39	(92)	1	320
Home equity loans and lines	520	25	(3)	5	547
Consumer	67	59	(17)	12	121
Unallocated	679	(316)	N/A	N/A	363
	$8,900	$-	$(578)	$44	$8,366

Three months ended September 30, 2013	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,994	$131	$(68)	$7	$2,064
Construction	242	38	-	-	280
Secured by commercial real estate	3,916	(1)	(491)	-	3,424
Secured by residential real estate	1,437	238	-	10	1,685
State and political subdivisions	277	(5)	(1)	-	271
Loans to depository institutions	10	(6)	-	-	4
Indirect lease financing	156	(64)	-	11	103
Retail:
1-4 family residential mortgages	289	(40)	-	-	249
Home equity loans and lines	664	(14)	(53)	16	613
Consumer	28	24	(21)	4	35
Unallocated	418	(151)	N/A	N/A	267
	$9,431	$150	$(634)	$48	$8,995

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Activity in the allowance for loan losses for the nine months ended September 30, 2014 and 2013 are as follows:

Nine months ended September 30, 2014	Balance, beginning of period	Provision (credit) for loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,044	$190	$(17)	$59	$2,276
Construction	439	(266)	-	-	173
Secured by commercial real estate	2,898	(427)	-	1	2,472
Secured by residential real estate	1,632	623	(453)	22	1,824
State and political subdivisions	186	8	-	-	194
Loans to depository institutions	4	(4)	-	-	-
Indirect lease financing	103	(20)	(20)	13	76
Retail:
1-4 family residential mortgages	303	108	(92)	1	320
Home equity loans and lines	583	(15)	(124)	103	547
Consumer	64	109	(88)	36	121
Unallocated	669	(306)	N/A	N/A	363
	$8,925	$-	$(794)	$235	$8,366

Nine months ended September 30, 2013	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,505	$(395)	$(68)	$22	$2,064
Construction	209	71	-	-	280
Secured by commercial real estate	3,795	119	(491)	1	3,424
Secured by residential real estate	1,230	736	(336)	55	1,685
State and political subdivisions	260	12	(1)	-	271
Loans to depository institutions	15	(11)	-	-	4
Indirect lease financing	168	(91)	(1)	27	103
Retail:
1-4 family residential mortgages	324	(75)	-	-	249
Home equity loans and lines	582	234	(225)	22	613
Consumer	27	40	(55)	23	35
Unallocated	657	(390)	N/A	N/A	267
	$9,772	$250	$(1,177)	$150	$8,995

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $1,895,000 and $1,960,000 as of September 30, 2014 and December 31, 2013, respectively. Non-performing TDRs totaled $5,515,000 and $6,601,000 as of September 30, 2014 and December 31, 2013, respectively. All TDRs are included in impaired loans.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment.

	September 30, 2014		December 31, 2013
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance

TDRs with no specific allowance recorded	$5,701	-	$5,647	-
TDRs with an allowance recorded	1,709	$1,342	2,914	$1,395
	$7,410	$1,342	$8,561	$1,395

The following tables present loans by loan class modified as TDRs during the three and nine months ended September 30, 2014 and 2013. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below, represent carrying amounts immediately prior to the modification and at September 30, 2014 and 2013.

Three months ended September 30,	2014			2013
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial:
Secured by commercial real estate	-	$-	$-	2	$2,289	$2,289
Secured by residential real estate	-	-	-	12	690	683
	-	$-	$-	14	$2,979	$2,972

Nine months ended September 30,	2014			2013
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial:
Secured by commercial real estate	-	-	-	3	$4,111	$4,111
Secured by residential real estate	-	-	-	12	690	683
	-	$-	$-	15	$4,801	$4,794

The TDR concession made during the nine months ended September 30, 2014 involved a six-month interest only period and that loan has subsequently paid off. As of September 30, 2014 and December 31, 2013, QNB had commitments of $1,353,000 and $1,603,000, respectively, to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings. There were charge-offs of $522,000 and $0 during the nine months ended September 30, 2014 and 2013, respectively, resulting from loans modified as TDRs.

There were no loans modified as TDRs within 12 months prior to September 30, 2014 for which there was a payment default (30 days or more past due) during the nine months ended September 30, 2014.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following tables present the balance in the allowance for loan losses at September 30, 2014 and December 31, 2013 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
September 30, 2014	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,276	$1,194	$1,082	$116,233	$7,725	$108,508
Construction	173	-	173	18,439	1,184	17,255
Secured by commercial real estate	2,472	-	2,472	196,796	10,081	186,715
Secured by residential real estate	1,824	676	1,148	50,593	2,161	48,432
State and political subdivisions	194	-	194	43,167	-	43,167
Indirect lease financing	76	-	76	7,265	28	7,237
Retail:
1-4 family residential mortgages	320	4	316	35,743	347	35,396
Home equity loans and lines	547	39	508	64,132	153	63,979
Consumer	121	-	121	4,259	-	4,259
Unallocated	363	N/A	N/A	N/A	N/A	N/A
	$8,366	$1,913	$6,090	$536,627	$21,679	$514,948

	Allowance for Loan Losses			Loans Receivable
December 31, 2013	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,044	$1,106	$938	$111,339	$10,304	$101,035
Construction	439	121	318	15,929	1,351	14,578
Secured by commercial real estate	2,898	9	2,889	190,602	12,288	178,314
Secured by residential real estate	1,632	639	993	47,672	2,833	44,839
State and political subdivisions	186	-	186	33,773	-	33,773
Loans to depository institutions	4	-	4	1,250	-	1,250
Indirect lease financing	103	3	100	8,364	37	8,327
Retail:
1-4 family residential mortgages	303	63	240	29,730	522	29,208
Home equity loans and lines	583	70	513	59,977	266	59,711
Consumer	64	11	53	3,116	16	3,100
Unallocated	669	N/A	N/A	N/A	N/A	N/A
	$8,925	$2,022	$6,234	$501,752	$27,617	$474,135

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following tables summarize additional information in regards to impaired loans by loan portfolio class as of September 30, 2014 and December 31, 2013:

September 30, 2014	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
With no specific allowance recorded:
Commercial:
Commercial and industrial	$6,431	$6,580	$-
Construction	1,184	1,514	-
Secured by commercial real estate	10,081	10,594	-
Secured by residential real estate	288	333	-
State and political subdivisions	-	-	-
Indirect lease financing	28	30	-
Retail:
1-4 family residential mortgages	230	252	-
Home equity loans and lines	49	72	-
Consumer	-	-	-
	$18,291	$19,375	$-

With an allowance recorded:
Commercial:
Commercial and industrial	$1,294	$1,475	$1,194
Construction	-	-	-
Secured by commercial real estate	-	-	-
Secured by residential real estate	1,873	2,031	676
State and political subdivisions	-	-	-
Indirect lease financing	-	-	-
Retail:
1-4 family residential mortgages	117	117	4
Home equity loans and lines	104	128	39
Consumer	-	-	-
	$3,388	$3,751	$1,913

Total:
Commercial:
Commercial and industrial	$7,725	$8,055	$1,194	$9,713	$256
Construction	1,184	1,514	-	1,205	1
Secured by commercial real estate	10,081	10,594	-	12,045	281
Secured by residential real estate	2,161	2,364	676	2,615	-
State and political subdivisions	-	-	-	-	-
Indirect lease financing	28	30	-	27	-
Retail:
1-4 family residential mortgages	347	369	4	495	4
Home equity loans and lines	153	200	39	176	-
Consumer	-	-	-	2	-
	$21,679	$23,126	$1,913	$26,278	$542

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of September 30, 2014:

September 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Trading Securities
State and municipal securities	-	$4,122	-	$4,122
Securities available-for-sale
U.S. Government agency securities	-	56,322	-	56,322
State and municipal securities	-	74,133	-	74,133
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	-	139,171	-	139,171
Collateralized mortgage obligations (CMOs)	-	77,027	-	77,027
Pooled trust preferred securities	-	-	$2,462	2,462
Corporate debt securities	-	6,060	-	6,060
Equity securities	$7,293	-	-	7,293
Total securities available-for-sale	$7,293	$352,713	$2,462	$362,468
Total recurring fair value measurements	$7,293	$356,835	$2,462	$366,590

Nonrecurring fair value measurements
Impaired loans	$-	$-	$1,475	$1,475
Mortgage servicing rights	-	-	106	106
Total nonrecurring fair value measurements	$-	$-	$1,581	$1,581

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the nine months ended September 30, 2014. There were also no transfers in or out of level 3 for the same period. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the nine-month period ended September 30, 2014.

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

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
September 30, 2014	Fair value	Valuation techniques	Unobservable input	Value or range of values
Impaired loans	$1,475	Appraisal of collateral (1)	Appraisal adjustments (2)	-10% to -60%
			Liquidation expenses (2)	0% to -10%
Mortgage servicing rights	$106	Discounted cash flow	Remaining term	3 - 29 yrs
			Discount rate	10% to 12%
(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range is presented as a percent of the initial appraised value.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

	Quantitative information about Level 3 fair value measurements
December 31, 2013	Fair value	Valuation techniques	Unobservable input	Value or range of values
Impaired loans	$3,107	Appraisal of collateral (1)	Appraisal adjustments (2)	-10% to -30%
			Liquidation expenses (2)	0% to -10%
Mortgage servicing rights	$519	Discounted cash flow	Remaining term	3 - 29 yrs
			Discount rate	10% to 12%
(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range is presented as a percent of the initial appraised value.

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the nine months ended September 30, 2014:

Fair value measurements using
significant unobservable inputs
(Level 3)
Balance, January 1, 2014	$2,069
Settlements	-
Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	393
Transfers in and/or out of Level 3	-
Balance, September 30, 2014	$2,462

The Level 3 securities consist of seven collateralized debt obligation securities, PreTSL securities, which are backed by trust preferred securities issued by banks, thrifts, and insurance companies. As discussed in Note 7, despite the fact that there were some trades during December, the market for these securities at September 30, 2014 was not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

●	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2014;
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

The internal rate of return is the pre-tax yield used to discount the best estimate of future cash flows after credit losses. The cash flows have been discounted using estimated market discount rates of 3-month LIBOR plus spreads ranging from 3.73% to 8.46%. The determination of appropriate market discount rates involved the consideration of the following:

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at September 30, 2014 and December 31, 2013:

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
September 30, 2014	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$65,417	$65,417	$65,417	-	-
Investment securities:
Trading	4,122	4,122	-	$4,122	-
Available-for-sale	362,468	362,468	7,293	352,713	$2,462
Held-to-maturity	146	158	-	158	-
Restricted investment in bank stocks	1,721	1,721	-	1,721	-
Loans held-for-sale	130	134	-	134	-
Net loans	528,316	527,819	-	-	527,819
Mortgage servicing rights	511	631	-	-	631
Accrued interest receivable	2,604	2,604	-	2,604	-

Financial liabilities
Deposits with no stated maturities	$633,945	633,945	633,945	-	-
Deposits with stated maturities	246,351	247,201	-	247,201	-
Short-term borrowings	28,648	28,648	28,648	-	-
Accrued interest payable	337	337	-	337	-

Off-balance sheet instruments
Commitments to extend credit	$-	$-	$-	$-	$-
Standby letters of credit	-	-	-	-	-

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

			Fair value measurements
December 31, 2013	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$16,286	$16,286	$16,286	-	-
Investment securities:
Available-for-sale	388,670	388,670	6,625	$379,976	$2,069
Held-to-maturity	146	162	-	162	-
Restricted investment in bank stocks	1,764	1,764	-	1,764	-
Net loans	492,791	491,635	-	-	491,635
Mortgage servicing rights	519	643	-	-	643
Accrued interest receivable	2,579	2,579	-	2,579	-

Financial liabilities
Deposits with no stated maturities	$574,987	$574,987	$574,987	-	$-
Deposits with stated maturities	239,545	241,959	-	$241,959	-
Short-term borrowings	35,156	35,156	35,156	-	-
Long-term debt	5,000	5,056	-	5,056	-
Accrued interest payable	392	392	-	392	-

Off-balance sheet instruments
Commitments to extend credit	$-	$-	$-	$-	$-
Standby letters of credit	-	-	-	-	-

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

A summary of the Bank's financial instrument commitments is as follows:

	September 30,	December 31,
	2014	2013
Commitments to extend credit and unused lines of credit	$202,005	$186,137
Standby letters of credit	7,361	5,311
Total financial instrument commitments	$209,366	$191,448

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2014 and December 31, 2013 for guarantees under standby letters of credit issued is not material.

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

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of September 30, 2014, that the Company and the Bank met capital adequacy requirements to which they were subject.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

11. REGULATORY RESTRICTIONS (continued)

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of September 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$92,081	14.09%	$52,275	8.00%	N/A	N/A
Bank	85,140	13.16	51,741	8.00	64,677	10.00%

Tier I capital (to risk-weighted assets):
Consolidated	83,617	12.80	26,138	4.00	N/A	N/A
Bank	77,052	11.91	25,871	4.00	38,806	6.00

Tier I capital (to average assets):
Consolidated	83,617	8.72	38,340	4.00	N/A	N/A
Bank	77,052	8.09	38,078	4.00	47,598	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$87,330	14.01%	$49,871	8.00%	N/A	N/A
Bank	81,076	13.13	49,402	8.00	$61,753	10.00%

Tier I capital (to risk-weighted assets):
Consolidated	79,037	12.68	24,936	4.00	N/A	N/A
Bank	73,342	11.88	24,701	4.00	37,052	6.00

Tier I capital (to average assets):
Consolidated	79,037	8.45	37,419	4.00	N/A	N/A
Bank	73,342	7.88	37,215	4.00	46,518	5.00

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

There were no credit-related OTTI charges in the three and nine months ended September 30, 2014. During the second quarter of 2013, there was a $43,000 other-than-temporary impairment (OTTI) charge on an equity security that had been in an unrealized loss position in excess of 20% for six months. There were no additional OTTI charges for the remainder of 2013.

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

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the third quarter of 2014 of $2,044,000, or $0.62 per share on a diluted basis. This compares to net income of $2,128,000, or $0.65 per share on a diluted basis, for the same period in 2013.

For the nine month period ended September 30, 2014, QNB reported net income of $6,512,000, or $1.98 per share on a diluted basis. This compares to net income of $6,430,000, or $1.98 per share on a diluted basis, reported for the nine month period ended September 30, 2013.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.85% and 9.73%, respectively, for the quarter ended September 30, 2014 compared with 0.90% and 10.91%, respectively, for the quarter ended September 30, 2013. For the comparative nine month periods the annualized rate of return on average assets and average shareholders’ equity was 0.93% and 10.64%, respectively, for 2014 compared with 0.94% and 11.31%, respectively, for 2013.

The 3.9% decrease in quarterly net income, comparing the three months ended September 30, 2014 to the same period in 2013 reflects a 4.5% increase in net interest income after no required provision for loan losses which was offset by a 2.3% decrease in non-interest income and a 6.9% increase in non-interest expense. For the nine month period ended September 30, 2014, net income increased 1.3% compared to the same period in 2013. This reflects a 3.2% increase in net interest income after no required provision for loan losses, a 9.1% increase in non-interest income, and a 5.6% increase in non-interest expense.

Total assets as of September 30, 2014 were $994,885,000, compared with $932,883,000 at December 31, 2013. Total loans at September 30, 2014 were $536,682,000, compared with $501,716,000 at December 31, 2013, and total deposits at September 30, 2014 were $880,296,000, compared with $814,532,000 at December 31, 2013.

Net Interest Income and Net Interest Margin

Net interest income for the quarter ended September 30, 2014 totaled $6,585,000, an increase of $133,000, or 2.1%, over the same period in 2013. When compared to the second quarter of 2014, net interest income increased $88,000 from the $6,497,000 reported. Average earning assets for the third quarter of 2014 were $921,507,000, an increase of $14,635,000 from the third quarter of 2013, with average loans increasing $36,715,000, or 7.5%, and average investment securities decreasing $37,226,000, or 9.4%, over the same period. On the funding side, average deposits increased by $18,616,000 to $844,168,000 for the third quarter of 2014 with increases in non-interest bearing demand deposits and interest bearing transaction accounts, municipal deposits and savings accounts offsetting declines in money market and time deposit balances. Average short-term borrowings, comprising deposit sweeps for business customers, declined slightly by $2,098,000 and the repayment of an FHLB advance resulted in a decline of long-term debt of $5,129,000.

The net interest margin for the third quarter of 2014 at 3.04% remained unchanged compared to 3.04% for the third quarter of 2013, declining 14 basis points from 3.18% for the second quarter of 2014. The prolonged low interest rate environment and competitive rate environment for loans has continued to exert pressure on asset yields as longer term assets reprice to lower interest rate levels while funding costs are near their implied floors. The change in the mix of earning assets with loans representing a larger proportion of earning assets has helped maintain the net interest margin. The average rate earned on earning assets declined three basis points from 3.57% for the third quarter of 2013 to 3.54% for the third quarter of 2014. When comparing the change in the yield on earning assets between the two third quarter periods, the yield on loans declined 17 basis points from 4.66% for the third quarter of 2013 to 4.49% for the third quarter of 2014 and the yield on investment securities, including trading securities increased three basis points from 2.45% for the third quarter of 2013 to 2.48% for the same 2014 quarter. In comparison, the interest rate paid on interest-bearing deposits declined by one basis point to 0.59% for the third quarter of 2014 compared to the third quarter of 2013. The cost of interest-bearing liabilities declined four basis points from 0.62% to 0.58% comparing the same time periods.

For the nine month period ended September 30, 2014 net interest income was $19,475,000, an increase of $354,000, or 1.9%, higher than the $19,121,000 reported for the first nine months of 2013. For the nine month period ended September 30, 2014 average earning assets increased $13,547,000, or 1.5%, to $899,657,000, with average loans increasing 7.7% and average investment securities decreasing 7.1%. Average total deposits increased $9,903,000, or 1.2%, to $816,014,000 for the nine-month period ended September 30, 2014 compared to the same period in 2013. Average short-term borrowings increased 9.8% to $31,793,000 for the nine-month period ended September 30, 2014, compared to the same period in 2013 and average long-term debt decreased from $5,232,000 for the first nine months of 2013 to $1,941,000 for the same period in 2014. The net interest margin on a tax-equivalent basis was 3.11% for the nine-month period ended September 30, 2014 and was unchanged from the same period in 2013.

Asset Quality, Provision for Loan Loss and Allowance for Loan Loss

Asset quality has continued the trend of steady improvement over the past year with total non-performing assets of $17,962,000 at September 30, 2014 compared with $20,308,000 as of December 31, 2013 and $23,389,000 as of September 30, 2013. Included in this classification are non-performing loans, other real estate owned (OREO) and repossessed assets, and non-performing pooled trust preferred securities. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans were $12,454,000, or 2.32% of total loans, at September 30, 2014 compared with $15,414,000, or 3.07% of total loans, at December 31, 2013 and $19,575,000, or 4.01% of total loans, at September 30, 2013. At September 30, 2014 substandard or doubtful loans totaled $33,369,000, a reduction of $6,846,000, or 17.0%, from the $40,215,000 reported as of September 30, 2013.

QNB recorded no provision for loan losses in the first nine months of 2014, while $150,000 was recorded in the third quarter of 2013 and $250,000 for the nine months ended September 30, 2013. QNB's allowance for loan losses of $8,366,000 represents 1.56% of total loans at September 30, 2014 compared to an allowance for loan losses of $8,925,000, or 1.78% of total loans, at December 31, 2013 and $8,995,000, or 1.85% of total loans, at September 30, 2013. Net loan charge-offs were $534,000 for the third quarter of 2014 compared with net charge-offs of $586,000 for the third quarter of 2013. For the nine month periods ended September 30, 2014 and 2013 net loan charge-offs were $559,000 and $1,027,000, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Non-Interest Income

Total non-interest income was $1,517,000 for the third quarter of 2014, a decrease of $36,000 compared with the same period in 2013. During the quarter net gains on trading activity contributed $40,000 to non-interest income and represents realized and unrealized gains and losses, net of expenses, on the municipal bond trading account portfolio that was started during the first quarter of 2014. Gain on sale of loans of residential mortgage loans, at $110,000 in the third quarter 2014 increased $74,000 compared to the same period in 2013. Negatively impacting non-interest income in the quarter were declines in retail brokerage income and net gain on investment securities for third quarter 2014, which decreased $27,000 and $123,000, compared to the same period in 2013.

Total non-interest income for the nine month periods ended September 30, 2014 and 2013 was $4,954,000 and $4,540,000, respectively, an increase of $414,000, or 9.1%. Net gains on investment securities accounts for $268,000 of the total increase in non-interest income compared to the period ended September 30, 2013. Net gains on trading activities added another $155,000 to net interest income for the nine-month period ended September 30, 2014 with no such gains in prior year. Revenue from QNB Financial Services contributed an additional $71,000 in non-interest income when comparing the nine month periods. Fees for services to customers and other fee income increased $71,000 and $94,000, respectively for the nine-month period ended September 30, 2014, compared to the same period in 2013. Partially offsetting these increases was a $188,000 reduction in net gains on the sale of residential mortgage loans, and a decline in merchant income of $47,000.

Non-Interest Expense

Total non-interest expense was $5,478,000 for the third quarter of 2014, an increase of $355,000, or 6.9%, compared to $5,123,000 for the third quarter of 2013. Salaries and benefits expense increased $272,000, or 10.1%, when comparing the two quarters with the majority of this increase, $149,000, related to benefits expense. Medical costs comprised the largest portion of the benefits increase when comparing the quarters. The remaining $123,000 increase in salary and benefits is primarily due to an accrual for 2014 incentive compensation. Net occupancy and furniture and fixtures expense increased $52,000, or 6.4%. The majority of this increase relates to increased rental expense and real estate taxes, as well as higher depreciation expense on building and improvements, increased amortization cost of software and increased equipment maintenance costs. Third party services and telephone, postage and supplies expense increased $98,000 and $25,000, respectively for the third quarter of 2014, compared to the same period in 2013. Offsetting these increases were decreases in marketing expense, state taxes and FDIC insurance premium of $71,000, $20,000, and $10,000, respectively.

Total non-interest expense was $16,004,000 for the nine-month period ended September 30, 2014 compared to $15,154,000 for the same period in 2013, an increase of $850,000, or 5.6%. Salary and benefits expense increased $671,000, or 8.5%, for the nine-month period ended September 30, 2014 compared to the same period in 2013. Higher expenses related to other real estate owned and check card expense, including charge-offs and cost to re-issue cards after retailer data breaches also contributed to the increase over 2013.

These items noted in the foregoing overview, as well as others, will be discussed and analyzed more thoroughly in the next sections.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	September 30, 2014			September 30, 2013
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Trading securities	$4,460	5.98%	$67	-	-	-
Investment securities:
U.S. Government agencies	54,689	1.59%	217	$75,280	1.35%	$254
State and municipal	75,430	4.34%	819	88,521	4.54%	1,004
Mortgage-backed and CMOs	207,817	2.03%	1,052	218,979	2.02%	1,106
Pooled trust preferred securities	3,519	0.18%	2	3,519	0.18%	1
Corporate debt securities	6,008	1.12%	17	5,030	1.59%	20
Equities	6,322	3.00%	48	4,142	3.32%	35
Total investment securities	353,785	2.44%	2,155	395,471	2.45%	2,420
Loans:
Commercial real estate	264,074	4.59%	3,052	252,200	4.83%	3,071
Residential real estate	35,579	4.16%	371	28,714	4.41%	317
Home equity loans	57,360	3.67%	531	52,867	3.96%	528
Commercial and industrial	113,323	4.54%	1,297	108,085	4.17%	1,137
Indirect lease financing	7,335	9.83%	180	9,026	10.00%	226
Consumer loans	3,904	5.63%	56	2,328	6.40%	37
Tax-exempt loans	43,326	4.19%	457	34,966	4.69%	413
Total loans, net of unearned income*	524,901	4.49%	5,944	488,186	4.66%	5,729
Other earning assets	38,361	0.48%	46	23,215	0.33%	20
Total earning assets	921,507	3.54%	8,212	906,872	3.57%	8,169
Cash and due from banks	13,505			12,487
Allowance for loan losses	(8,722)			(9,177)
Other assets	32,222			30,742
Total assets	$958,512			$940,924

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$118,035	0.23%	70	$109,820	0.24%	66
Municipals	128,805	0.33%	108	125,986	0.35%	110
Money market	58,451	0.24%	35	62,841	0.20%	32
Savings	207,282	0.37%	192	204,914	0.40%	205
Time	151,079	1.09%	416	158,357	1.10%	440
Time of $100,000 or more	95,898	1.28%	310	88,778	1.26%	282
Total interest-bearing deposits	759,550	0.59%	1,131	750,696	0.60%	1,135
Short-term borrowings	28,028	0.36%	25	30,126	0.37%	28
Long-term debt	-	0.00%	-	5,129	4.76%	63
Total interest-bearing liabilities	787,578	0.58%	1,156	785,951	0.62%	1,226
Non-interest-bearing deposits	84,618			74,856
Other liabilities	2,971			2,745
Shareholders' equity	83,345			77,372
Total liabilities and shareholders' equity	$958,512			$940,924
Net interest rate spread		2.96%			2.95%
Margin/net interest income		3.04%	$7,056		3.04%	$6,943

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.

Non-accrual loans and investment securities are included in earning assets.

* Includes loans held-for-sale

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Nine Months Ended
	September 30, 2014			September 30, 2013
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Trading securities	$4,026	5.57%	$168	-	-	-
Investment securities:
U.S. Government agencies	59,312	1.50%	669	$83,921	1.26%	$794
State and municipal	78,904	4.38%	2,593	86,145	4.77%	3,081
Mortgage-backed and CMOs	205,654	2.05%	3,156	209,883	2.05%	3,225
Pooled trust preferred securities	3,519	0.17%	5	3,519	0.18%	5
Corporate debt securities	6,009	1.12%	50	3,618	2.27%	62
Equities	5,909	3.15%	140	3,828	3.18%	91
Total investment securities	359,307	2.45%	6,613	390,914	2.48%	7,258
Loans:
Commercial real estate	261,598	4.60%	9,002	249,756	4.92%	9,191
Residential real estate	33,240	4.23%	1,056	28,544	4.51%	966
Home equity loans	55,546	3.81%	1,584	51,708	4.11%	1,589
Commercial and industrial	112,691	4.37%	3,681	105,951	4.28%	3,394
Indirect lease financing	7,900	9.85%	584	9,438	9.96%	705
Consumer loans	3,609	5.69%	154	2,262	6.48%	110
Tax-exempt loans	43,230	4.24%	1,371	33,241	4.87%	1,212
Total loans, net of unearned income*	517,814	4.50%	17,432	480,900	4.77%	17,167
Other earning assets	18,510	0.63%	88	14,296	0.32%	34
Total earning assets	899,657	3.61%	24,301	886,110	3.69%	24,459
Cash and due from banks	11,607			11,593
Allowance for loan losses	(8,825)			(9,394)
Other assets	32,114			30,737
Total assets	$934,553			$919,046

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$117,336	0.24%	207	$109,412	0.24%	194
Municipals	112,189	0.33%	279	96,051	0.39%	284
Money market	57,728	0.21%	90	68,572	0.20%	105
Savings	208,481	0.37%	574	201,153	0.42%	631
Time	151,504	1.08%	1,226	165,607	1.18%	1,455
Time of $100,000 or more	90,588	1.26%	850	92,717	1.32%	918
Total interest-bearing deposits	737,826	0.58%	3,226	733,512	0.65%	3,587
Short-term borrowings	31,793	0.36%	85	28,962	0.37%	81
Long-term debt	1,941	4.76%	70	5,232	4.75%	189
Total interest-bearing liabilities	771,560	0.59%	3,381	767,706	0.67%	3,857
Non-interest-bearing deposits	78,188			72,599
Other liabilities	2,977			2,747
Shareholders' equity	81,828			75,994
Total liabilities and shareholders' equity	$934,553			$919,046
Net interest rate spread		3.02%			3.02%
Margin/net interest income		3.11%	$20,920		3.11%	$20,602

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

	Three Months Ended			Nine Months Ended
	September 30, 2014 compared			September 30, 2014 compared
	to September 30, 2013			to September 30, 2013

	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Trading securities	$67	$67	-	$168	$168	-
Investment securities (AFS & HTM):
U.S. Government agencies	(37)	(69)	$32	(125)	(233)	$108
State and municipal	(185)	(149)	(36)	(488)	(259)	(229)
Mortgage-backed and CMOs	(54)	(57)	3	(69)	(65)	(4)
Pooled trust preferred securities	1	1	-	-	-	-
Corporate debt securities	(3)	4	(7)	(12)	40	(52)
Equities	13	18	(5)	49	50	(1)
Loans:
Commercial real estate	(19)	144	(163)	(189)	436	(625)
Residential real estate	54	76	(22)	90	159	(69)
Home equity loans	3	45	(42)	(5)	117	(122)
Commercial and industrial	160	56	104	287	215	72
Indirect lease financing	(46)	(43)	(3)	(121)	(114)	(7)
Consumer loans	19	27	(8)	44	65	(21)
Tax-exempt loans	44	99	(55)	159	364	(205)
Other earning assets	26	12	14	54	11	43
Total interest income	43	231	(188)	(158)	954	(1,112)
Interest expense:
Interest-bearing demand	4	5	(1)	13	15	(2)
Municipals	(2)	3	(5)	(5)	47	(52)
Money market	3	(2)	5	(15)	(16)	1
Savings	(13)	2	(15)	(57)	23	(80)
Time	(24)	(19)	(5)	(229)	(123)	(106)
Time of $100,000 or more	28	23	5	(68)	(21)	(47)
Short-term borrowings	(3)	(3)	-	4	8	(4)
Long-term debt	(63)	(63)	-	(119)	(119)	-
Total interest expense	(70)	(54)	(16)	(476)	(186)	(290)
Net interest income	$113	$285	$(172)	$318	$1,140	$(822)

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three and nine month periods ended September 30, 2014 and 2013.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Total interest income	$7,741	$7,678	$22,856	$22,978
Total interest expense	1,156	1,226	3,381	3,857
Net interest income	6,585	6,452	19,475	19,121
Tax-equivalent adjustment	471	491	1,445	1,481
Net interest income (fully taxable-equivalent)	$7,056	$6,943	$20,920	$20,602

Net interest income is the primary source of operating income for QNB. Net interest income is interest income, dividends, and fees on earning assets, less interest expense incurred for funding sources. Earning assets primarily include loans, investment securities, interest bearing balances at the Federal Reserve Bank (“Fed”) and Federal funds sold. Sources used to fund these assets include deposits and borrowed funds. Net interest income is affected by changes in interest rates, the volume and mix of earning assets and interest-bearing liabilities, and the amount of earning assets funded by non-interest bearing deposits.

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

Quarter to Quarter Comparison

Net interest income for the quarter ended September 30, 2014 totaled $6,585,000, an increase of $133,000, or 2.1%, over the same period in 2013. On a tax-equivalent basis, net interest income increased $113,000, or 1.6%, from $6,943,000 for the three months ended September 30, 2013 to $7,056,000 for the same period ended September 30, 2014.

The prolonged period of extremely low interest rates has exerted downward pressure on yields on earning assets, primarily loans and investment securities. Growth in the loan portfolio during the fourth quarter of 2013 and continuing in the first nine months of 2014 has softened the impact of the low interest rate environment on net interest income and the net interest margin as loans generally earn a higher yield than investments. The net interest margin for both the third quarter of 2014 and the third quarter of 2013 was 3.04%, declining 14 basis points from the net interest margin of 3.18% for the second quarter 2014. The main factor positively impacting the net interest margin is the change in the mix of earning assets due to strong loan demand during the third quarter of 2014. Average earning assets grew by $14,635,000, or 1.6%, when comparing the third quarter of 2014 to the same period in 2013, with average loans increasing $36,715,000, or 7.5%, and average investment securities decreasing by $37,226,000, or 9.4%. On the funding side, average deposits increased $18,616,000, or 2.3%, to $844,168,000 with declines in time deposits and money market accounts partially offsetting the growth occurring in non-interest and interest-bearing checking accounts, municipal deposits and savings accounts. Short-term borrowings, primarily commercial sweep accounts, decreased $2,098,000 while long-term debt declined $5,129,000 primarily as a result of $5,000,000 of long-term debt at an average rate of 4.76% maturing on April 17, 2014.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $43,000, or 0.5%, to $8,212,000 for the third quarter of 2014, while total interest expense decreased $70,000, or 5.7%, to $1,156,000. Volume growth in earning assets contributed an additional $231,000 of interest income but was offset by a decline in interest income of $188,000 as a result of lower interest rates. With regard to interest expense, lower funding costs (interest rates paid) resulted in a decline in interest expense of $16,000 which was coupled with a $54,000 decrease in interest expense resulting from the decline in the volume, with the majority related to long-term debt.

The yield on earning assets on a tax-equivalent basis declined three basis points from 3.57% for the third quarter of 2013 to 3.54% for the third quarter of 2014 and decreased by 13 basis points from the 3.67% reported for the second quarter of 2014. In comparison, the rate paid on interest-bearing liabilities decreased four basis points from 0.62% from the third quarter of 2013 to 0.58% for the third quarter of 2014. At 0.58% there was no change in the cost of interest-bearing liabilities comparing the second and third quarters of 2014.

Interest income on investment securities (trading, available-for-sale and held-to-maturity) decreased $198,000 when comparing the two quarters as the three basis point increase in the average yield of the portfolio could not offset the $37,226,000 decline in average balances. The average yield on the investment portfolio was 2.48% for the third quarter of 2014 compared with 2.45% for the third quarter of 2013. The yield on the investment portfolio appears to have stabilized as the increase in Treasury rates since the end of the second quarter of 2013 has slowed down the amount of calls and prepayments in the portfolio and has also provided an opportunity to invest in bonds with slightly better yields than previously available.

Income on Government agency securities decreased $37,000, as the 27.4% decline in average balances more than offset the 24 basis point increase in the yield from 1.35% for the third quarter of 2013 to 1.59% for the same period in 2014. The increase in the yield contributed $32,000 in additional interest income and is a result of selling some lower yielding bonds at the end of 2013 and in the first quarter of 2014 as well as the investment of cash into bonds with yields higher than the portfolio yield.

Interest income on tax-exempt municipal securities decreased $185,000 as a result of a 14.8% decline in average balances along with a 20 basis point decline in yield. The yield on the municipal portfolio was 4.34% for the third quarter of 2014 compared to 4.54% for the third quarter of 2013. QNB had purchased many municipal securities when rates were significantly higher. Many of these bonds have either reached maturity or their call dates and are being replaced with municipal bonds with lower yields. Typically QNB purchased municipal bonds with 10-15 year maturities; however, given the current rate environment has shortened the maturity range to 5-7 years with call dates from 2 to 4 years. The yield on this portfolio is expected to continue to decline as additional higher yielding municipal bonds are expected to be called or mature during the last three months of 2014. The current yield on replacement bonds is well below the yield of the bonds being called or maturing.

Interest income on mortgage-backed and collateralized mortgage obligation (CMO) securities decreased $54,000. Average balances decreased $11,162,000, or 5.1%, to $207,817,000 when comparing the two periods, accounting for $57,000 of the reduction in interest income. The yield on the mortgage-backed and CMO portfolio increased one basis point from 2.02% for the third quarter of 2013 to 2.03% for the third quarter of 2014, resulting in $3,000 of additional income. This portfolio remains the largest portion of the investment portfolio because it provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested when interest rates eventually increase. With the historically low interest rate environment mortgage refinancing activity over the past three years was significant resulting in an increase in prepayments on these securities. Since most of these securities were purchased at a premium, prepayments result in a shorter amortization period of this premium and therefore a reduction in income. With the increase in interest rates in the middle of 2013, mortgage refinancing activity has slowed dramatically and as a result mortgage prepayments have slowed and yields have increased slightly.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Interest income on loans increased $215,000 to $5,944,000 when comparing the third quarters of 2014 and 2013 with the growth in average balances more than offsetting the decline in the portfolio yield. The yield on the loan portfolio decreased 17 basis points to 4.49% when comparing the same periods, resulting in a reduction in interest income of $189,000. When comparing the two quarters average balances increased 7.5% resulting in an increase of $404,000 in interest income. As a result of the interest rate environment and competitive pressures new loans are being originated at significantly lower rates, variable rate loans are repricing lower and many customers with fixed rates are requesting that their rates be modified lower.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans decreased $19,000 and was impacted positively by the increase in average balances and negatively by the decline in yield. Average balances increased $11,874,000, or 4.7%, to $264,074,000, for the three months ended September 30, 2014 compared with the same quarter in 2013. The yield on commercial real estate loans was 4.59% for the third quarter of 2014, a decrease of 24 basis points from the 4.83% reported for the third quarter of 2013.

Income on commercial and industrial loans, the third largest category, increased $160,000 as a result of increases in both the yield and average balances. Average commercial and industrial loans increased $5,238,000, or 4.8%, to $113,323,000 for the third quarter of 2014. The average yield on these loans increased 37 basis points to 4.54%. Many of the loans in this category are indexed to the prime interest rate and have floors.

Tax-exempt loan income was $457,000 for the third quarter of 2014, an increase of $44,000 from the same period in 2013. With the decline in market interest rates many municipalities have refinanced existing debt or taken on new debt. QNB has been successful in winning some of these bids and as a result average balances have increased $8,360,000 or 23.9%, to $43,326,000 for the third quarter of 2014, contributing $99,000 in income. The renegotiation or bidding on these loans has resulted in $55,000 decline in interest income and a decline in the average yield on the tax-exempt loan portfolio from 4.69% for the third quarter of 2013 to 4.19% for the third quarter of 2014.

QNB desires to become the “local consumer lender of choice” and to effect this QNB has refocused its retail lending efforts by strengthening the management of the area, adding new product offerings and by increasing marketing and promotion. The positive impact of this renewed focus has been year-over-year growth in balances in all three categories of retail lending: residential mortgage, home equity and consumer loans. Average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $6,865,000, or 23.9%, to $35,579,000 for the third quarter of 2014 compared to the same period in 2013. Over this same timeframe, the average yield on the portfolio declined by 25 basis points to 4.16% for the third quarter of 2014. The net result was an increase in interest income of $54,000. Average home equity loans increased $4,493,000, or 8.5%, to $57,360,000 while the average yield declined 29 basis points to 3.67% with the net impact resulting in a slight increase in income of $3,000. Average consumer loans increased $1,576,000, or 67.7%, to $3,904,000 while the yield on the portfolio decreased 77 basis points to 5.63% for the third quarter of 2014 resulting in a $19,000 increase in interest income. During 2013 QNB began offering student loans through a third party which contributed $818,000 of the increase in average consumer loans.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

For the most part, earning assets are funded by deposits, which increased on average by $18,616,000 to $844,168,000 and by borrowed funds which decreased on average by $7,227,000 to $28,028,000, when comparing the third quarters of 2014 and 2013. Total interest expense decreased $70,000 to $1,156,000 for the third quarter of 2014 with interest expense on long-term borrowings accounting for $63,000 of the decline. The rate paid on interest-bearing liabilities decreased four basis points from 0.62% for the third quarter of 2013 to 0.58% for the third quarter of 2014. During this same period, the rate paid on interest-bearing deposits decreased one basis point from 0.60% to 0.59%. These yields will most likely not decline much further as deposit rates are close to reaching an inherent floor and may actually begin to increase as short-term interest rates begin to increase and the competition for deposits increases.

Consistent with prior quarters, the growth in deposits when comparing the third quarter of 2014 with the third quarter of 2013 was in accounts with greater liquidity, such as non-interest-bearing and interest-bearing demand, interest-bearing municipal accounts, and savings deposits. Average non-interest-bearing demand accounts increased $9,762,000, or 13.0%, to $84,618,000 for the third quarter of 2014. QNB has been very successful in increasing business checking accounts as balances in these accounts have increased by $9,625,000, or 16.5%, when comparing the two quarters. Average interest-bearing demand accounts increased $8,215,000, or 7.5%, to $118,035,000 for the third quarter of 2014 compared to the same quarter of 2013 and interest expense on interest-bearing demand accounts increased $4,000 to $70,000 for the third quarter of 2014 as the average rate paid declined one basis point from the third quarter of 2013 to 0.23%. Included in this category is QNB-Rewards checking, a higher-rate checking account product that pays 1.00% on balances up to $25,000 and 0.25% for balances over $25,000. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the third quarter of 2014, the average balance in this product was $35,976,000 and the related interest expense was $57,000 for an average yield of 0.63%. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $78,588,000 for the third quarter of 2013 to $82,059,000 for the third quarter of 2014. The average rate paid on these balances remained unchanged at 0.06% for the three month periods September 30, 2013 and 2014, respectively.

Interest expense on municipal interest-bearing demand accounts decreased $2,000 to $108,000 for the third quarter of 2014 compared to the third quarter of 2013. The average balance of municipal interest-bearing demand accounts increased $2,819,000, or 2.2%, while the average interest rate paid on these accounts decreased from 0.35% for the third quarter of 2013 to 0.33% for the third quarter of 2014. Most of these accounts are tied directly to the Federal funds rate with most having negotiated rate floors between 0.25% and 0.50%. QNB was successful in increasing its relationships with several of these customers as well as adding several new municipalities and school districts over the past year, accounting for the increase in balances. Many of these deposits are seasonal in nature and are received during the third quarter as tax receipts are collected and are withdrawn over the course of the next year.

Average money market accounts decreased $4,390,000, or 7.0%, to $58,451,000 for the third quarter of 2014 compared with the same period in 2013. Much of the decline in money market balances is a result of a shift in these balances to either municipal interest-bearing demand accounts or eSavings accounts. Interest expense on money market accounts increased $3,000 to $35,000 as the average interest rate paid on money market accounts increased four basis points from 0.20% for the third quarter of 2013 to 0.24% for the third quarter of 2014. The majority of balances in this category are in the Select money market account, a product that pays a tiered rate based on account balances.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Interest expense on savings accounts decreased $13,000, or 6.3%, when comparing the third quarter of 2014 to the third quarter of 2013, while the average rate paid decreased three basis points from 0.40% for the third quarter of 2013 to 0.37% for the same period in 2014. When comparing these same periods average savings accounts increased $2,368,000, or 1.2%, to $207,282,000 for the third quarter of 2014 with the QNB online eSavings product accounting for most of the growth in savings balances. The product was introduced at a yield of 1.85% in the second quarter of 2009 and has been extremely successful with balances growing to $153,115,000 at September 30, 2014. As market rates declined, the eSavings interest rate paid was also reduced and declined to 0.50% at June 30, 2013 and to 0.45% at June 30, 2014. The average yield paid on these accounts was 0.46% for the third quarter of 2014 compared with a yield of 0.49% for the third quarter of 2013. The average balance of this product was $154,972,000 for the third quarter of 2014 compared to $153,926,000 for the third quarter of 2013. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts increased $1,322,000, or 2.6%, when comparing the third quarter 2014 average to the same 2013 quarter.

The repricing of time deposits at lower rates combined with the decline in average time deposit balances has little impact on total interest expense. Total interest expense on time deposits increased $4,000, or 0.60%, to $726,000 for the third quarter of 2014. Average total time deposits decreased slightly by $158,000 to $246,977,000 for the third quarter of 2014. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on time deposits increased from 1.16% to 1.17% when comparing the third quarter of 2013 to the same period in 2014.

Approximately $117,085,000, or 47.5%, of time deposits at September 30, 2014 will reprice or mature over the next 12 months. The average rate paid on these time deposits is approximately 0.77%. QNB has seen some success in trying to lengthen the maturity of the time deposit portfolio by offering a 42 month time deposit that permits one bump in rate over the term at an annual percentage yield of 1.01% and a 59 month time deposit at an annual percentage rate of 1.60%. The yield on the time deposit portfolio may decline slightly in the next quarter as short-term time deposits reprice. Given the short-term nature of QNB’s time deposit portfolio and the current rates being offered, it is likely that the average rate paid on time deposits may continue to decline slightly in the near term as higher costing time deposits are repriced lower. However, given the short-term nature of these deposits, interest expense could increase if short-term time deposit rates were to increase suddenly.

Short-term borrowings are primarily comprised of sweep accounts structured as repurchase agreements with our commercial customers. Interest expense on short-term borrowings decreased from $28,000 for the third quarter of 2013 to $25,000 for the third quarter of 2014. When comparing these same periods average balances deceased from $30,126,000 to $28,028,000 while the average rate paid declined from 0.37% to 0.36%.

QNB had no long-term debt on September 30, 2014 and an average balance of $5,129,000 of long-term debt for the third quarter of 2013. In mid-April, 2014, $5,000,000 in debt at a rate of 4.75% matured. As a result interest expense declined from $63,000 for the third quarter of 2013 to $0 for the third quarter of 2014.

Nine Month Comparison

For the nine month period ended September 30, 2014 net interest income was $19,475,000, an increase of $354,000, or 1.9%, higher than the $19,121,000 reported for the first nine months of 2013. On a tax-equivalent basis net interest income increased $318,000, or 1.5%, to $20,920,000. For the nine month period ended September 30, 2014 average earning assets increased $13,547,000, or 1.5%, to $899,657,000, with average loans increasing $36,914,000, or 7.7%, to $517,814,000 and average investment securities decreasing $27,581,000, or 7.1%, to $363,333,000. Average total deposits increased $9,903,000, or 1.2%, to $816,014,000 for the nine-month period ended September 30, 2014 compared to the same period in 2013. The net interest margin on a tax-equivalent basis for the 2014 period was 3.11%, unchanged from the 2013 period.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Total interest income on a tax-equivalent basis decreased $158,000, or 0.65%, from $24,459,000 to $24,301,000, when comparing the nine-month periods ended September 30, 2013 and September 30, 2014 as the additional interest income generated from the growth in earning assets was offset by the impact of declining yields on those assets. Interest income increased $954,000 as a result of volume increases but declined $1,112,000 as a result of lower yields. The analysis of the nine-month comparison periods is similar to what was described in the quarterly analysis: strong loan demand combined with slower deposit growth resulted in a significant reduction of the investment securities portfolio. These factors when combined with the low interest rate environment and the repricing of earning assets has resulted in a small increase in net interest income; however, the net interest margin remained at 3.11%.

The yield on earning assets decreased from 3.69% to 3.61% for the nine-month periods with the yield on loans decreasing from 4.77% to 4.50% during this time. As discussed previously, the decline in yields reflects the impact of historically low levels of interest rates over the past several years. The yield on investments, including trading securities, increased from 2.48% in 2013 to 2.49% in 2014 when comparing the nine-month periods.

Total interest expense decreased $476,000, from $3,857,000 for the nine-month period ended September 30, 2013 to $3,381,000, for the nine-month period ended September 30, 2014. Most of the decrease in interest expense was a result of lower rates paid on deposits, especially time deposits, savings and municipal deposits. Interest expense on interest-bearing deposits declined by $361,000, with a reduction of interest expense on time deposits comprising $297,000 of the decline. The average rate paid on time deposits decreased eight basis points from 1.23% to 1.15%, the average rate for savings decreased five basis points from 0.42% to 0.37%, while the average rate paid on municipal deposits decreased from 0.39% to 0.33% when comparing the nine-month periods ended September 30, 2013 and 2014. The average balance of total time deposits declined $16,232,000, or 6.3%, to $242,092,000 for the nine months ended September 30, 2014 compared with the similar 2013 period.

The decrease in average balances of time deposits and money market accounts when comparing the nine-month periods, was more than offset by the increase in average balances of transaction accounts and savings accounts as customers sought the liquidity of these accounts as well as the higher rate being offered on the QNB-Rewards checking product and the Online eSavings product. The average balance of non-interest and interest-bearing transaction accounts plus municipal and savings accounts increased $36,979,000, or 7.7%, to $516,194,000 for the nine months ended September 30, 2014. Interest expense on interest-bearing demand deposits increased $13,000 due to the $7,924,000, or 7.2%, increase in average balances. The interest rate paid on interest-bearing demand accounts was 0.24% for both the first nine months of 2013 and 2014.

Interest expense on municipal deposits decreased by $5,000 to $279,000 for the nine months ended September 30, 2014 as the six basis point decline in the average rate paid more than offset the $16,138,000, or 16.8%, increase in balances. Interest expense on money market accounts declined by $15,000 to $90,000 for the nine month period ended September 30, 2014 primarily as a result of the 15.8% decrease in average balances. Average savings account balances increased $7,328,000, or 3.6%, to $208,481,000 while the average rate paid decreased from 0.42% to 0.37%. The combination of these elements resulted in a $57,000 decrease in interest expense on savings accounts.

Also contributing to the reduction in interest expense, when comparing the nine-month periods, was lower expense on long-term debt. Interest expense on long-term debt declined by $119,000, primarily the result of the repayment of $5,000,000 in April 2014 as discussed previously. The average balance of long-term debt was $5,232,000 for the nine months of 2013 compared to $1,941,000 for the same period in 2014.

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

Based on this analysis, QNB recorded no provision for loan losses in any of the first three quarters of 2014, while $150,000 was recorded for the third quarter of 2013, and a $100,000 was recorded in the second quarter of 2013. QNB's allowance for loan losses of $8,366,000 represents 1.56% of total loans at September 30, 2014 compared to an allowance for loan losses of $8,925,000, or 1.78% of total loans, at December 31, 2013 and $8,995,000, or 1.85% of total loans, at September 30, 2013. The allowance for loan losses at September 30, 2014 is at a level that QNB management believes is adequate as of that date based on its analysis of known and inherent losses in the portfolio.

Net loan charge-offs were $534,000 for the third quarter of 2014 compared with net charge-offs of $586,000 for the third quarter of 2013. For the nine month periods ended September 30, 2014 and 2013 net loan charge-offs were $559,000 and $1,027,000, respectively.

Asset quality has continued the trend of steady improvement over the past year with total non-performing assets of $17,962,000 at September 30, 2014 compared with $20,308,000 as of December 31, 2013 and $23,389,000 as of September 30, 2013. Included in this classification are non-performing loans, other real estate owned (OREO) and repossessed assets, and non-performing pooled trust preferred securities. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans were $12,454,000, or 2.32% of total loans, at September 30, 2014 compared with $15,414,000, or 3.07% of total loans, at December 31, 2013 and $19,575,000, or 4.01% of total loans, at September 30, 2013. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Of the total amount of non-accrual loans at September 30, 2014, $7,927,000, or approximately 75% of the loans classified as non-accrual, are current or past due less than 30 days as of the end of the quarter. In addition to the marked improvement in total non-performing loans when comparing the third quarter of 2014 with the same quarter of the prior year, loans classified as substandard or doubtful, which includes non-performing loans, continues to improve. At September 30, 2014 substandard or doubtful loans totaled $33,369,000, a reduction of $6,846,000, or 17.0%, from the $40,215,000 reported as of September 30, 2013.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

QNB had no loans past due 90 days or more and still accruing interest at September 30, 2014, $1,000 at December 31, 2013 and $0 at September 30, 2013. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 0.64% of total loans at September 30, 2014 compared with 1.07% at December 31, 2013 and 1.44% at September 30, 2013.

Troubled debt restructured loans, not classified as non-accrual loans or loans past due 90 days or more, were $1,895,000 at September 30, 2014 compared with $1,960,000 at December 31, 2013 and $4,246,000 at September 30, 2013. The decrease in restructured loans when comparing the September timeframes is due to a loan that was transferred to OREO, which is currently under an agreement of sale. QNB had other real estate owned and other repossessed assets of $3,046,000 as of September 30, 2014 compared with $1,645,000 at September 30, 2013. Included in the September 30, 2014 amount is one property with a fair value of $2,325,000 that is under an agreement of sale and is anticipated to close during the fourth quarter of 2014. Non-accrual pooled trust preferred securities are carried at fair value which was $2,462,000, $2,069,000, and $2,169,000 at September 30, 2014, December 31, 2013 and September 30, 2013, respectively. The increase in the carrying value of these securities reflects an improvement in their fair value and not additional security purchases.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans and indirect lease financing loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. At September 30, 2014 and December 31, 2013, the recorded investment in loans for which impairment has been identified totaled $21,679,000 and $27,617,000 of which $18,291,000 and $22,515,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $3,388,000 and $5,102,000 at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014 and December 31, 2013, the related allowance for loan losses associated with these loans was $1,913,000 and $2,022,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	September 30,	December 31,	September 30,
	2014	2013	2013
Non-accrual loans	$10,559	$13,453	$15,329
Loans past due 90 days or more and still accruing interest	-	1	-
Troubled debt restructured loans (not already included above)	1,895	1,960	4,246
Total non-performing loans	12,454	15,414	19,575
Other real estate owned and repossessed assets	3,046	2,825	1,645
Non-accrual investment securities	2,462	2,069	2,169
Total non-performing assets	$17,962	$20,308	$23,389

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$517,573	$482,112	$479,892
Total loans	536,682	501,716	487,537

Allowance for loan losses	8,366	8,925	8,995

Allowance for loan losses to:
Non-performing loans	67.18%	57.90%	45.96%
Total loans (excluding held-for-sale)	1.56%	1.78%	1.85%
Average total loans	1.62%	1.85%	1.87%

Non-performing loans / total loans (excluding held-for-sale)	2.32%	3.07%	4.01%
Non-performing assets / total assets	1.81%	2.18%	2.49%

An analysis of loan charge-offs for the three and nine months ended September 30, 2014 compared to 2013 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net charge-offs	$534	$586	$559	$1,027

Net annualized charge-offs to:
Total loans	0.39%	0.48%	0.14%	0.28%
Average total loans excluding held-for-sale	0.40%	0.48%	0.14%	0.29%
Allowance for loan losses	25.34%	25.81%	8.94%	15.26%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-Interest Income Comparison
	Three months		Change from		Nine months		Change from
	ended September 30,		prior year		ended September 30,		prior year
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Net gain on investment securities	$180	$303	$(123)	-40.6%	$1,087	$819	$268	32.7%
Net gain from trading activities	40	-	40	-	155	-	155	-
Fees for services to customers	432	435	(3)	-0.7%	1,241	1,170	71	6.1%
ATM and debit card	378	386	(8)	-2.1%	1,113	1,116	(3)	-0.3%
Retail brokerage and advisory income	138	165	(27)	-16.4%	453	382	71	18.6%
Bank-owned life insurance	74	77	(3)	-3.9%	219	226	(7)	-3.1%
Merchant income	73	94	(21)	-22.3%	229	276	(47)	-17.0%
Net gain on sale of loans	110	36	74	205.6%	171	359	(188)	-52.4%
Other	92	57	35	61.4%	286	192	94	49.0%
Total	$1,517	$1,553	$(36)	-2.3%	$4,954	$4,540	$414	9.1%

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and check card income, retail and brokerage advisory income, income on bank-owned life insurance, merchant income, trading revenue and gains and losses on the sale of investment securities and residential mortgage loans.

Quarter to Quarter Comparison

Total non-interest income for the third quarter of 2014 was $1,517,000, a decrease of $36,000, compared to $1,553,000 for the third quarter of 2013. Excluding net gains on investment securities, trading activities and loans for both periods total non-interest income was $1,187,000 and $1,214,000, a decrease of $27,000, or 2.2%.

The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio in an effort to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio. Net investment securities gains were $180,000 for the quarter ended September 30, 2014 compared to $303,000 for the comparable quarter in 2013. The gains were on the sale of equity securities for both periods. There were no OTTI charges for the third quarter of 2014 or for the third quarter 2013.

Net gain from trading activity represents realized and unrealized gains and losses, net of expenses, on the municipal trading account portfolio invested in during the first quarter of 2014. For the third quarter of 2014 $40,000 of net gains were recognized related to trading activity. This portfolio is marked to market at the end of every month with the changes in value recorded in the income statement. Interest earned on these securities during the holding period are included in net interest income.

Fees for services to customers were $432,000 for the third quarter of 2014, a $3,000, or 0.70%, decrease slightly from the same period in 2013. Overdraft income net of waived charges, representing approximately 79% of total fees for services to customers, increased during the third quarter of 2014 by $8,000. There has been no change to the fee charged to customers, so the increase in overdraft income reflects an increase in the volume of overdrafts as well as reduction of waived charges.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Retail brokerage and advisory income was $138,000 for the third quarter of 2014 compared to $165,000 for the third quarter of 2013, a decline of $27,000, or 16.4%. QNB provides securities and advisory services under the name of QNB Financial Services through Investment Professionals, Inc., a registered Broker/Dealer and Registered Investment Advisor. This business continues to grow steadily and as of September 30, 2014 had approximately $45,000,000 in assets under management.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. Net gains on the sale of residential mortgage loans for the third quarter of 2014 was $110,000, or 205.6%, greater than the third quarter of the prior year. An increase in mid-term and long-term treasury rates beginning in mid-2013 were a key contributor to the losses on loans with fixed interest rates that were originated but not yet sold. During the third quarter of 2013, a $62,000 charge was taken to reflect a decrease in the fair market value of loan sale commitments. Proceeds from the sale of residential mortgages were $2,650,000 and $4,377,000 for the third quarters of 2014 and 2013, respectively.

There was a $35,000 increase in other non-interest income when comparing the third quarter of 2014 to the same 2013 quarter. The largest contributor relates to a $65,000 loss on sale recorded on a property classified as other real estate owned in the third quarter of 2013 compared to no gains or losses on other real estate owned during the third quarter of 2014. QNB also provides title insurance as a member of Laurel Abstract Company LLC. In connection with the slowdown in mortgage lending as noted previously, title company income also decreased $16,000 when comparing the third quarter of 2014 to 2013.

Nine-Month Comparison

Total non-interest income for the nine month periods ended September 30, 2014 and 2013 was $4,954,000 and $4,540,000, respectively. This represents an increase of $414,000, or 9.1%. Excluding net gains on investment securities, trading activities and loans for both periods total non-interest income was $3,541,000 and $3,362,000, an increase of $179,000, or 5.3%.

Net investment securities gains increased $268,000, or 32.7%, to $1,087,000 for the nine months ended September 30, 2014 compared to $819,000 for the comparable nine months in 2014. The 2014 gains were on the sale of equity securities while the nine months of 2013 securities gains were composed of $629,000 recorded on the sale of equity securities and $190,000 on sales of bonds. There were no OTTI charges for the first nine months of 2014. Included in the $819,000 of net gains for the same period of 2013 was a $43,000 credit-related OTTI charge on an equity security.

Net gain from trading activity contributed $155,000 for the nine-month period ended September 30, 2014. The trading portfolio was new for 2014 so there were no gains for 2013.

Fees for services to customers increased $71,000, or 6.1%, to $1,241,000 for the nine-month period ended September 30, 2014. The majority of the increase related to an increased level of overdrafts.

Retail brokerage and advisory income was $453,000 for the nine months of 2014 compared to $382,000 for the same period in 2013. This represents an increase of $71,000, or 18.6%.

Net gains on the sale of loans decreased $188,000, or 52.4%, when comparing the nine months ended September 30, 2014 to the same period in 2013. As noted for the quarter, the interest rate environment over the past year significantly impacted residential mortgage loan refinancing activity. Proceeds from the sale of residential mortgages were $4,192,000 and $15,332,000 for the periods ended September 30, 2014 and 2013, respectively.

Other non-interest income increased $94,000, to $286,000, when comparing the nine-month periods ended September 30, 2014 and 2013. Similar to the quarter comparison, the main contributor was an increase in income related to sales of other real estate owned in 2013 at a loss. Prior year included expense of $144,000 on a property that was sold in July 2013. In addition, the first nine months of 2014 included a $15,000 sales tax refund. Offsetting a portion of these increases was a decrease in title company income of $54,000 from the $61,000 recorded for the first nine months of 2013.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	Three months		Change from		Nine months		Change from
	ended September 30,		prior year		ended September 30,		prior year
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Salaries and employee benefits	$2,963	$2,691	$272	10.1%	$8,594	$7,923	$671	8.5%
Net occupancy	421	382	39	10.2%	1,291	1,233	58	4.7%
Furniture and equipment	444	431	13	3.0%	1,290	1,261	29	2.3%
Marketing	201	272	(71)	-26.1%	641	762	(121)	-15.9%
Third-party services	454	356	98	27.5%	1,266	1,116	150	13.4%
Telephone, postage and supplies	187	162	25	15.4%	544	502	42	8.4%
State taxes	152	172	(20)	-11.6%	456	517	(61)	-11.8%
FDIC insurance premiums	170	180	(10)	-5.6%	507	533	(26)	-4.9%
Other	486	477	9	1.9%	1,415	1,307	108	8.3%
Total	$5,478	$5,123	$355	6.9%	$16,004	$15,154	$850	5.6%

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services, FDIC insurance premiums, regulatory assessments, taxes and various other operating expenses.

Quarter to Quarter Comparison

Total non-interest expense was $5,478,000 for the third quarter of 2014, an increase of $355,000, or 6.9%, compared to the third quarter of 2013.

Salaries and benefits is the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense for the third quarter of 2014 were $2,963,000, an increase of $272,000, or 10.1%, from the $2,691,000 reported in the third quarter of 2013. The majority of this increase, $149,000, related to benefits expense. Medical costs comprised the largest portion of the benefits increase when comparing the quarters. The remaining increase in salary and benefits costs reflects a $123,000 accrual for 2014 incentive compensation. The number of full-time equivalent employees remained unchanged when comparing the third quarter of 2014 to the same 2013 quarter.

Net occupancy plus furniture combined with equipment expense increased $52,000, or 6.4%, to $865,000 for the third quarter ended September 30, 2014, compared to the same quarter in 2013. The majority of this increase relates to increased rental expense and real estate taxes, as well as higher depreciation expense on buildings and improvements, increased amortization cost of software and increased equipment maintenance costs.

Marketing expense decreased $71,000, or 26.1%, to $201,000 for the three month period ended September 30, 2014. The decrease was largely due to expenses in prior year related to advertising, public relations, and sales promotions associated with the opening of two new locations in the first quarter of 2013.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $98,000, or 27.5%, to $454,000 for the three months ended September 30, 2014 when compared to the same period in 2013. The largest contributors to the increase in this category were related expenses for the implementation of an online mortgage application system and ongoing costs related to the Bank’s overdraft protection program. Also, accounting and audit expenses increased $18,000 in third quarter 2014 compared to the same period in 2013 due to additional accrual for services anticipated for fiscal year 2014 related to regulatory reporting.

FDIC insurance premium expense decreased $10,000, or 5.6%, to $170,000, when comparing the three months ended September 30, 2014 to the same period in 2013. The lower expense reflects a small increase in quarterly average assets that was more than offset by a decrease in the rate charged.

State tax expense represents the accrual of the Pennsylvania shares tax, which is based on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $152,000 for the third quarter of 2014, a decrease of $20,000 compared to the same period in 2013. The decrease was attributable to a decline in the Bank’s Pennsylvania Shares Tax as a result of a change in the state mandated formula for 2014 which resulted in lower tax expense despite the increase in the Bank’s equity.

Nine-Month Comparison

Total non-interest expense was $16,004,000 for the nine-month period ended September 30, 2014, an increase of $850,000, or 5.6%, compared to the same period in 2013.

Salaries and benefits expense increased $671,000, or 8.5%, to $8,594,000 for the nine months ended September 30, 2014 compared to the same period in 2013. Salary expense and related taxes increased $358,000 during the period to $7,145,000. The increase is due primarily to an accrual totaling approximately $163,000 related to incentive compensation with no similar accrual in 2013. The remainder of the increase is attributable to normal merit increases. There was no change in the number of average full-time equivalent employees when comparing the nine months of 2014 to the same 2013 period. Comparing the nine-month periods, benefits expense increased $314,000 to $1,449,000. Similar to the quarter, medical costs comprised the largest portion of the benefits increase and accounted for $282,000 with retirement plan contributions increasing $28,000 when comparing the nine-month periods.

Marketing expense declined $121,000 or 15.9%, to $641,000 for the nine months ended September 30, 2014 for the same reason noted for quarter. The opening of two new branches in 2013 contributed to the higher level of marketing expenses in the same period of the prior year.

State tax expense was $456,000 for the nine months ended September 30, 2014, a decrease of $61,000 compared to the same period in 2013 for the same reason as noted for the quarter.

Third party services expense increased $150,000, or 13.4%, to $1,266,000 for the nine months ended September 30, 2014 when compared to the same period in 2013. In addition to the items noted previously for the quarter, there were also higher outside consultant expenses which included an evaluation tool for the executive management team.

Other non-interest expense increased $108,000, or 8.3%, to $1,415,000 for the nine months ended September 30, 2014. Contributing to the higher expenses were $35,000 for additional check card charge-offs, $30,000 related to additional expenses for properties held in other real estate owned and $36,000 of additional check card expenses.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of September 30, 2014, QNB’s net deferred tax asset was $3,756,000. The primary components of deferred taxes are deferred tax assets of $2,844,000 relating to the allowance for loan losses, $513,000 related to non-accrual interest income, $85,000 generated by OTTI charges on equity securities, $432,000 related to OTTI charges on trust preferred securities and $149,000 resulting from unrealized losses on available for sale securities. As of December 31, 2013, QNB’s net deferred tax asset was $5,518,000. The primary components of deferred taxes as of December 31, 2013 are deferred tax assets of $3,035,000 relating to the allowance for loan losses, $1,758,000 resulting from unrealized losses on available for sale securities, $569,000 related to non-accrual interest income, $114,000 generated by OTTI charges on equity securities and $432,000 related to OTTI charges on trust preferred securities. The decrease in the amount of the deferred tax asset when comparing the balance at September 30, 2014 and December 31, 2013 is primarily related to the significant decrease in the unrealized loss position on the available-for-sale investment portfolio at September 30, 2014 compared to the unrealized loss position on the available-for-sale investment portfolio at December 31, 2013.

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

Applicable income tax expense was $580,000 for the three-month period ended September 30, 2014 compared to $604,000 for the three-month period ended September 30, 2013. The effective tax rate for both periods was 22.1%. For the nine-month periods ended September 30, 2014 and 2013 applicable income taxes and the effective tax rates were $1,913,000, or 22.7%, and $1,827,000, or 22.1%, respectively. The high income tax expense and higher effective tax rates in 2014 is a function of higher pretax net income in relation to tax-exempt income.

FINANCIAL CONDITION ANALYSIS

The following balance sheet analysis compares average balance sheet data for the nine months ended September 30, 2014 and 2013, as well as the period end balances as of September 30, 2014 and December 31, 2013.

Financial service organizations are challenged to demonstrate they can generate sustainable and consistent earnings growth in a dynamic operating environment. This challenge was evident over the past few years as financial institutions, including QNB, had to operate in an unprecedented economic environment which included a global recession, the freeze up in credit markets, the bursting of the housing bubble, significant volatility in the equity markets, asset quality issues and historically low interest rates. While the economy continues to show signs of improvement and loan activity has begun to show life, the low level of interest rates and the extreme rate competition for quality loans is anticipated to continue through 2014. It is also anticipated that the rate competition for attracting and retaining deposits will increase in 2015 as short-term interest rates are expected to begin to increase which could result in a lower net interest margin and a decline in net interest income.

Average earning assets for the nine-month period ended September 30, 2014 increased $13,547,000, or 1.5%, to $899,657,000 from $886,110,000 for the nine months ended September 30, 2013. Average loans increased $36,914,000, or 7.7%, while average investment securities, including trading securities, decreased $27,581,000, or 7.1%. With the growth in loans and the decline in investment securities the mix of earning assets has changed when comparing the two periods. Average loans represented 57.6% of earning assets for the first nine months of 2014, while average investment securities represented 40.4% of earning assets for the same period. This compares to 54.3% and 44.1%, respectively, for the first nine months of 2013. Average other earning assets, which includes Federal Reserve deposits, increased $4,214,000, or 29.5%, when comparing these same periods. Given the strong loan growth and the relatively few opportunities for short-term investing at attractive yields, the bank left a greater amount of cash at the Federal Reserve Bank.

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

Average total commercial loans increased $27,033,000, or 6.8%, when comparing the first nine months of 2014 to the first nine months of 2013. Commercial and industrial loans increased $6,740,000, or 6.4%, to $112,691,000. Commercial and industrial loans represent commercial purpose loans that are either secured by collateral other than real estate or unsecured. Many of these loans are for operating lines of credit. Average loans secured by real estate, either commercial or residential properties increased $16,538,000, or 5.9%, when comparing the average balances for the nine-month periods. In addition, average tax-exempt loans to state and municipal organizations increased $9,989,000, or 30.1%, over the same time period. Slightly offsetting these increases was a decrease in average indirect lease financing loans of $1,538,000, or 16.3%, when comparing the first nine months of 2014 to 2013. The decline in balances is a result of fewer opportunities to purchase quality leases.

As noted previously, QNB’s refocus on consumer lending has resulted in an increase in average residential real estate loans of $4,696,000, or 16.5%, to $33,240,000 for the first nine months of 2014. This increase represents fixed rate loans primarily loans with a 15 year maturity, low loan-to-values and excellent credit. Despite this increase, QNB sells most of its fixed rate originations to Freddie Mac.

Total investment securities, including trading securities, available-for-sale securities and held-to-maturity securities were $366,736,000 at September 30, 2014 and $388,816,000 at December 31, 2013. Despite the addition of the trading portfolio and overall decline in investment security balances since year end, the composition of the portfolio is little changed since December 31, 2013.

QNB owns CDOs in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by banks or bank holding companies, and to a lesser degree, insurance companies. In most cases QNB owns the mezzanine tranches of these securities, with the exception of two that now represent the senior-most obligation of the trust. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. QNB holds seven of these securities with an amortized cost of $3,519,000 and a fair value of $2,462,000 at September 30, 2014. There was no credit-related other-than-temporary impairment charge in the nine months ended September 30, 2014 or 2013. It is possible that future calculations could require recording additional other-than-temporary impairment charges through earnings. For additional detail on these securities see Note 7 Investment Securities and Note 9 Fair Value Measurements and Disclosures.

For the most part, earning assets are funded by deposits. Total average deposits increased $9,903,000, or 1.2%, to $816,014,000 for the first nine months of 2014 compared to the first nine months of 2013. Although positive, this modest growth is historically very low.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average interest-bearing demand and municipal accounts increased $7,924,000, or 7.2%, and $16,138,000, or 16.8%, respectively, when comparing the first nine months of 2014 and 2013. QNB Rewards Checking and Select 50 products are the primary factor behind the growth of the interest-bearing demand accounts while the seasonal inflows of school districts funds contributed to the increase in municipal balances. Average savings balances increased $7,328,000, or 3.6%, to $208,481,000 for the first nine months of 2014 due to the continued success of QNB’s Online eSavings with traditional statement savings accounts also contributing to the growth. Average non-interest bearing demand accounts increased $5,589,000, or 7.7%, when comparing the nine-month periods with business accounts accounting for the growth. In contrast, money market accounts declined $10,844,000, or 15.8%. Total average time deposits decreased $16,232,000, or 6.3%, when comparing the nine-month periods as customers continue to look for the liquidity of transaction accounts and are hesitant to lock in longer term deposits at low rates.

Total assets at September 30, 2014 were $994,885,000 compared with $932,883,000 at December 31, 2013. During the first nine of 2014 the demand for loans by businesses and consumers was stronger resulting in a $34,966,000, or 7.0%, increase in total loans between December 31, 2013 and September 30, 2014. Total loans at September 30, 2014 were $536,682,000. In contrast total securities declined by $22,080,000, or 5.7%, to $366,736,000 at September 30, 2014. The decrease in interest rates during the third quarter of 2014 contributed to the increase in investment securities as the fair value of the portfolio increased from an unrealized loss of $5,170,000 at December 31, 2013 to an unrealized loss of only $438,000 at September 30, 2014. This also positively impacted shareholder’s equity as accumulated other comprehensive loss, net of tax, decreased from $3,412,000 at December 31, 2013 to a loss of $289,000 at September 30, 2014.

On the liability side, total deposits increased by $65,764,000, or 8.1%, to $880,296,000 at September 30, 2014 compared to the December 31, 2013 balances. Interest-bearing demand accounts, including municipal deposits, increased $46,888,000, or 19.8%, to $283,798,000 at September 30, 2014. The majority of this increase related to municipal deposits. Non-interest bearing demand, money market accounts and savings accounts increased $12,070,000 in total when comparing December 31, 2013 to September 30, 2014. These deposits can be volatile depending on the timing of deposits and withdrawals. Time deposits increased $6,806,000 from $239,545,000 at December 31, 2013 to $246,351,000 at September 30, 2014. Although customers continue to look for liquidity in anticipation of rising interest rates several longer-term time deposit specials run during the first half of the year had some success in growing these balances. It is anticipated that total deposits will decrease during the fourth quarter as tax money is spent by the local school districts. These deposits are short-term and will flow out over the next year as the schools use the funds for operations. These deposits provide incremental income as they are invested in short-term investment securities but reduce the net interest margin as the spread earned is significantly less than the current net interest margin.

Long-term borrowings declined $5,000,000 since December 31, 2013 due to the remaining long-term debt maturing and being repaid in April 2014.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At September 30, 2014, the Bank had a maximum borrowing capacity with the FHLB of approximately $214,173,000. The maximum borrowing capacity changes as a function of qualifying collateral assets. QNB had no outstanding borrowings with the FHLB at September 30, 2014. In addition, the Bank maintains two unsecured Federal funds lines with two correspondent banks totaling $26,000,000. At September 30, 2014, there were no outstanding borrowings under these lines. During the first nine months of 2014, QNB borrowed from both the FHLB and its correspondent banks to fund short-term liquidity needs to fund loan growth. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Total cash and cash equivalents, trading and available-for-sale investment securities and loans held-for-sale totaled $432,137,000 and $404,956,000 at September 30, 2014 and December 31, 2013, respectively. The increase in liquid sources since December 31, 2013 is primarily the result of seasonal influx of municipal deposits late in the third quarter of 2014, offset by a $22,080,000 net decrease in the securities portfolio most of which went to fund loan growth. These liquid sources should be adequate to meet normal fluctuations in loan demand or deposit withdrawals. Despite the decrease in interest rates, particularly in the 5 to 10 year part of the yield curve, it is still anticipated that the investment portfolio will continue to provide sufficient liquidity as municipal bonds and agency securities are called and as cash flow on mortgage-backed and CMO securities continues to be steady. In the event that interest rates would continue to increase, the cash flow available from the investment portfolio could decrease.

Approximately $241,559,000 and $207,868,000 of available-for-sale securities at September 30, 2014 and December 31, 2013, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at September 30, 2014 was $83,328,000, or 8.4% of total assets, compared to shareholders' equity of $75,625,000, or 8.1% of total assets, at December 31, 2013. Shareholders’ equity included a negative adjustment of $289,000 and $3,412,000 at September 30, 2014 and December 31, 2013, respectively, which is related to net unrealized holding gains and losses, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 8.4% and 8.5% at September 30, 2014 and December 31, 2013, respectively.

Average shareholders' equity and average total assets were $81,828,000 and $934,553,000 for the first nine months of 2014, an increase of 6.7% and a 1.2%, respectively, from the averages for the year ended December 31, 2013. The ratio of average total equity to average total assets was 8.76% for the first nine months of 2014 compared to 8.30% for all of 2013.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table sets forth consolidated information for QNB Corp.:

	September 30,	December 31,
Capital Analysis	2014	2013
Tier I
Shareholders' equity	$83,328	$75,625
Net unrealized securities losses, net of tax	289	3,412
Total Tier I risk-based capital	83,617	79,037

Tier II
Allowable portion: Allowance for loan losses	8,170	7,806
Unrealized gains on equity securities, net of tax	294	487
Total risk-based capital	$92,081	$87,330
Risk-weighted assets	653,438	$623,389
Average assets	958,512	$935,477

	September 30,	December 31,
Capital Ratios	2014	2013
Tier I capital/risk-weighted assets	12.80%	12.68%
Total risk-based capital/risk-weighted assets	14.09%	14.01%
Tier I capital/average assets (leverage ratio)	8.72%	8.45%

The minimum regulatory capital ratios are 4.00% for Tier I, 8.00% for the total risk-based capital and 4.00% for leverage. All capital ratios have improved from December 31, 2013 as the Tier I and total risk based capital levels have increased to a greater degree than the risk-weighted assets. In addition, quarterly average assets have declined since year end.

QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $552,000 and $650,000 to capital during first nine months of 2014 and 2013, respectively.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of September 30, 2014, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There have been no additional shares repurchased under the plan since the first quarter of 2009.

Continuing to impact risk-weighted assets is the $26,863,000 of risk-weighted assets due to mezzanine tranches of pooled trust preferred securities that were downgraded below investment grade during the first quarter of 2009. Although the amortized cost of these securities was only $3,519,000 at September 30, 2014, regulatory guidance required an additional $23,344,000 to be included in risk-weighted assets. The Bank utilized the method as outlined in the Call Report Instructions for an available-for-sale bond that has not triggered the Low Level Exposure (LLE) rule. The mezzanine tranches of CDOs that utilized this method of risk-weighting are five out of seven pooled trust preferred securities (PreTSLs) held by the Bank as of September 30, 2014. The other two pooled trust preferred securities have only one tranche remaining so the treatment noted above does not apply.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from "well capitalized" to "critically undercapitalized." At September 30, 2014 and December 31, 2013, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the "well capitalized" criteria which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

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

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

SEPTEMBER 30, 2014

Item 1.	Legal Proceedings

No material proceedings.

Item 1A.	Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

July 1, 2014 through July 31, 2014	-	-	-	42,117
August 1, 2014 through August 31, 2014	-	-	-	42,117
September 1, 2014 through September 30, 2014	-	-	-	42,117
Total	-	-	-	42,117

(1) Transactions are reported as of settlement dates.
(2) QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3) The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
(4) QNB’s current stock repurchase plan has no expiration date.
(5) QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3(i)	Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrants Form DEF 14-A filed with the Commission on April 15, 2005).

Exhibit 10	Change of Control Agreement between Registrant and Janice S. McCracken - Erkes (Incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on September 8, 2014).

Exhibit 3(ii)	Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrants Form 8-K filed with the Commission on January 23, 2006).

Exhibit 11	Statement Re: Computation of Earnings Per Share. (Included in Part I, Item I, hereof.)

Exhibit 31.1	Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Section 906 Certification of Chief Financial Officer

The following Exhibits are being furnished* as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

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

QNB Corp.

Date:	November 13, 2014	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date:	November 13, 2014	By:	/s/ Janice S. McCracken-Erkes
Janice S. McCracken-Erkes
Chief Financial Officer