Form 10-K
period 2014-12-31
QNB CORP
filed 2015-03-13
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______________ to _______________ .

Commission file number 0-17706

QNB Corp.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2318082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15 North Third Street, P.O. Box 9005 Quakertown, PA	18951-9005
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code (215) 538-5600

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Common Stock, $0.625 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes ____ No    ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ____ No    ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑     No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☑     No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [☑]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ____           Accelerated filer       ☑               Non-accelerated filer    ____            Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ____ No    ☑

As of March 4, 2015, 3,322,985 shares of common stock of the registrant were outstanding. As of June 30, 2014, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $78,360,328 based upon the average bid and asked prices of the common stock as reported on the OTC BB.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for the annual meeting of its shareholders to be held May 26, 2015 are incorporated by reference in Part III of this report.

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

Prior to December 28, 2007, the Bank was a national banking association organized in 1877 as The Quakertown National Bank, was chartered under the National Banking Act and was subject to Federal and state laws applicable to national banks. Effective December 28, 2007, the Bank became a Pennsylvania chartered commercial bank and changed its name to QNB Bank. The Bank, whose principal office is located in Quakertown, Bucks County, Pennsylvania operated eleven full-service community banking offices in Bucks, Montgomery and Lehigh counties in southeastern Pennsylvania as of December 31, 2014.

The Bank is engaged in the general commercial banking business and provides a full range of banking services to its customers. These banking services consist of, among other things, attracting deposits and using these funds in making commercial loans, residential mortgage loans, consumer loans, and purchasing investment securities. These deposits are in the form of time, demand and savings accounts. Time deposits include certificates of deposit and individual retirement accounts. The Bank’s demand and savings accounts include money market accounts, interest-bearing demand accounts (including a higher yielding checking account), club accounts, traditional statement savings accounts, and a higher yielding online savings account.

At December 31, 2014, QNB had total assets of $977,135,000, total loans of $555,282,000, total deposits of $851,592,000 and total shareholders’ equity of $86,354,000. For the year ended December 31, 2014, QNB reported net income of $8,998,000 compared to net income for the year ended December 31, 2013 of $8,392,000.

At February 27, 2015, the Bank had 169 full-time employees and 16 part-time employees. The Bank’s employees have a customer-oriented philosophy, a strong commitment to service and a “sincere interest” in their customers’ success. They maintain close contact with both the residents and local business people in the communities in which they serve, responding to changes in market conditions and customer requests in a timely manner.

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

In addition, as a result of consolidation in the banking industry, some of QNB’s competitors may enjoy advantages such as greater financial resources, a wider geographic presence, more favorable pricing alternatives and lower origination and operating costs. However, QNB has been able to compete effectively with other financial institutions by emphasizing the establishment of long-term relationships and customer loyalty. A strong focus on small-business solutions, providing fast local decision-making on loans, exceptional personal customer service and technology solutions, including internet- and mobile-banking, electronic bill pay and remote deposit capture, also enable QNB to compete successfully.

Competition for loans and deposits comes principally from commercial banks, savings institutions, credit unions and non-bank financial service providers. Factors in successfully competing for deposits include providing excellent customer service, convenient locations and hours of operation, attractive rates, low fees, and alternative delivery systems. One such delivery system is remote deposit capture for those commercial customers that are not conveniently located near one of our branches, or mobile banking for retail customers. Successful loan origination tends to depend not only on interest rate and terms of the loan but on being responsive and flexible to the customers’ needs. While many competitors within the Bank’s primary market have substantially higher legal lending limits, QNB often has the ability, through loan participations, to meet the larger lending needs of its customers.

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

Supervision and Regulation

Banks and bank holding companies operate in a highly regulated environment and are regularly examined by Federal and state regulatory authorities. Federal statutes that apply to QNB and its subsidiary include the Bank Holding Company Act of 1956 (“BHCA”), the Federal Reserve Act and the Federal Deposit Insurance Act (“FDIA”), as those statutes have been significantly amended by recent laws such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Gramm-Leach-Bliley Act (“GLBA”), and others. In general, these statutes regulate the corporate governance of the Bank and eligible business activities of QNB, and impose certain restrictions and limitations on such important matters as mergers and acquisitions, intercompany transactions, loans and dividends, and capital adequacy, among others. Other corporate governance requirements are imposed on QNB by Federal securities and other laws, including the Sarbanes-Oxley Act, described later.

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

Bank Holding Company Regulation

QNB is registered as a bank holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the BHCA. In addition, QNB Corp., as a Pennsylvania business corporation, is subject to the provisions of Section 115 of the Pennsylvania Banking Code of 1965 and the Pennsylvania Business Corporation Law of 1988, as amended.

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

Under these policies and subject to the restrictions applicable to the Bank, to remain “well-capitalized,” the Bank had approximately $20,770,000 available for payment of dividends to the Company at December 31, 2014.

Capital Adequacy

Bank holding companies are required to comply with the Federal Reserve’s risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of total capital must be Tier 1 capital. Tier 1 capital consists principally of common shareholders’ equity, plus retained earnings, less certain intangible assets. The remainder of total capital may consist of the allowance for loan losses, which is considered Tier 2 capital. At December 31, 2014, QNB’s Tier 1 capital and total capital (Tier 1 and Tier 2 combined) ratios were 12.79% and 14.06%, respectively.

In addition to the risk-based capital guidelines, the Federal Reserve requires a bank holding company to maintain a minimum leverage ratio. This requires a minimum level of Tier 1 capital (as determined under the risk-based capital rules) to average total consolidated assets of 4% for those bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. The Federal Reserve expects all other bank holding companies to maintain a ratio of at least 1% to 2% above the stated minimum. At December 31, 2014, QNB’s leverage ratio was 8.65%.

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

At December 31, 2014, the Bank qualified as well capitalized under these regulatory standards. See Note 19 of the Notes to Consolidated Financial Statements included at Item 8 of this Report for additional information.

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

Bank Regulation

As a Pennsylvania chartered, insured commercial bank, the Bank is subject to extensive regulation and examination by the Pennsylvania Department of Banking and Securities (the Department) and by the FDIC, which insures its deposits to the maximum extent permitted by law.

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

The FDIC is required under the Dodd-Frank Act to establish assessment rates that will allow the Deposit Insurance Fund to achieve a reserve ratio of 1.35% of Insurance Fund insured deposits by September 2020. In addition, the FDIC has established a “designated reserve ratio” of 2.0%, a target ratio that, until it is achieved, will not likely result in the FDIC reducing assessment rates. In attempting to achieve the mandated 1.35% ratio, the FDIC is required to implement assessment formulas that charge banks over $10 billion in asset size more than banks under that size. Those new formulas began in the second quarter of 2011, but did not affect the Bank. Under the Dodd-Frank Act, the FDIC is authorized to make reimbursements from the Insurance Fund to banks if the reserve ratio exceeds 1.50%, but the FDIC has adopted the “designated reserve ratio” of 2.0% and has announced that any reimbursements from the fund are indefinitely suspended. For the years ended December 31, 2014 and 2013, the Bank recorded $620,000 and $651,000, respectively, in FDIC deposit insurance premium expense.

In addition, all insured institutions of the FDIC are required to pay assessments to fund interest payments on Financing Corporation (FICO) bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the FICO bonds; however, beginning in 2000, commercial banks and thrifts are subject to the same assessment for FICO bonds. The FDIC has the authority to set the Financing Corporation assessment rate every quarter. The expense for 2014 and 2013 recorded by QNB was $66,000 and $54,000, respectively. These assessments will continue until the Financing Corporation bonds mature from 2017 through 2019.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At December 31, 2014, the Bank had no overnight FHLB advances outstanding.

As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB. At December 31, 2014, the Bank had $635,000 in stock of the FHLB.

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

As mandated by the Dodd-Frank Act, in December 2013, the OCC, FRB, FDIC, and SEC issued a final rule implementing certain prohibitions and restrictions on the ability of a banking entity and non-bank financial company supervised by the FRB to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund (the so-called "Volcker Rule"). The final rules also require regulated entities to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include making regular reports about those activities to regulators. Although the final rules provide some compliance and reporting exceptions based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company. The final rules were effective April 1, 2014, with an extended effective date of July 2015. Under the final rules implementing the Volcker Rule, financial institutions are prohibited from owning certain covered funds. The Company has reviewed its securities holdings and does not believe that any qualify as impermissible holdings. If future regulatory interpretation requires us to divest of any such investments, it could cause us to recognize unexpected losses on the dispositions.

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

1) Unfavorable economic and financial market conditions may adversely affect our financial condition and results of operations.

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

2) Our net interest income, net income and results of operations are sensitive to fluctuations in interest rates.

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

An inverted yield curve is the opposite of a normal yield curve and is characterized by short-term rates that are higher than longer-term rates. The presence of an inverted yield curve is considered to be an anomaly that is almost counterintuitive to the core business of banking. Inverted yield curves do not typically exist for more than a short period of time. In past economic cycles, the presence of an inverted yield curve has frequently foreshadowed a recession. The slow economic recovery that lasted many years may suppress future asset growth trends and/or increase the influence of other forms of risk, such as credit risk, which could hamper opportunities for revenue expansion and earnings growth in the near term.

3) We are subject to credit risk in connection with our lending activities, and our financial condition and results of operations may be negatively affected by economic conditions and other factors that could adversely affect our customers.

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

4) We face significant competition from other banks and financial institutions in our market area, many of which are larger in terms of asset size and market capitalization.

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

At December 31, 2014, our lending limit per borrower was approximately $13,033,000. Accordingly, the size of loans that we may offer to potential borrowers (without participation by other lenders) is less than the size of loans that many of our competitors with larger capitalization are able to offer. Our legal lending limit also impacts the efficiency of our lending operation because it tends to lower our average loan size, which means we have to generate a higher number of transactions to achieve the same portfolio volume. We may engage in loan participations with other banks for loans in excess of our legal lending limit. However, there can be no assurance that such participations will be available or on terms which are favorable to us and our customers.

5) Our results of operations may be adversely affected by other-than-temporary impairment charges relating to our investment portfolio.

QNB purchases U.S. Government and U.S. Government agency debt securities, U.S. Government agency issued mortgage-backed securities or collateralized mortgage obligation securities, obligations of states and municipalities, corporate debt securities and equity securities. QNB is exposed to the risk that the issuers of these securities may experience significant deterioration in credit quality which could impact the market value of the issue. QNB periodically evaluates its investments to determine if market value declines are other-than-temporary. Once a decline is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized for the credit related portion of the impairment.

The Bank holds six pooled trust preferred securities with an amortized cost of $3,519,000 and a fair value as of December 31, 2014 of $2,439,000. All of the trust preferred securities are available-for-sale securities and are carried at fair value. On January 14, 2014, Banking Regulators released a final interim rule authorizing retention of pooled trust preferred securities backed primarily by bank-issued trust preferred securities which included the PreTSLs held by QNB. While there was a noticeable increase in trading activity of these instruments in 2014, we believe most of these trades occurred under distress and do not represent trades made in an orderly market. Despite the trades that took place as discussed previously, the market for these securities at December 31, 2014 was not active and markets for similar securities also are not active. The new issue market is also inactive and the market values for these securities are depressed relative to historical levels. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. These securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities, except for PreTSL IV which represents the senior-most obligation of the trust.

On a quarterly basis, we evaluate our debt securities for other-than-temporary impairment (“OTTI”), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit related portion and a non-credit related portion of OTTI are determined. All of the pooled trust preferred collateralized debt obligations held by QNB are rated lower than AA and are measured for OTTI within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 325 (formerly known as EITF 99-20-1). QNB performs a discounted cash flow analysis on all of its impaired debt securities to determine if the amortized cost basis of an impaired security will be recovered. In determining whether a credit loss exists, QNB uses its best estimate of the present value of cash flows expected to be collected from the debt security and discounts them at the effective yield implicit in the security at the date of acquisition or the prospective yield for those securities with prior OTTI charges. The discounted cash flow analysis is considered to be the primary evidence when determining whether credit related other-than-temporary impairment exists. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. During 2014 and 2013, there were no charges representing the recognition of credit impairments on our investment in pooled trust preferred collateralized debt obligations.

The Company’s investment in marketable equity securities primarily consists of investments in large cap stock companies. These equity securities are analyzed for impairment on an ongoing basis. As a result of declines in some equity values, $43,000 of other-than-temporary impairment charges were taken in 2013. There was no OTTI in the equity securities portfolio in 2014. QNB had seven equity securities with unrealized losses of $70,000 at December 31, 2014. The severity and duration of the impairment is consistent with current stock market developments. Management believes these equity securities in an unrealized loss position will recover in the foreseeable future. QNB evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold those securities for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these equity securities to be other-than-temporarily impaired.

The Bank is a member of the FHLB and is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB. At December 31, 2014, the Bank had $635,000 in stock of the FHLB which was in compliance with this requirement. These equity securities are restricted in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment write-downs have been recorded on these securities.

6) Our assets at December 31, 2014 included a deferred tax asset and we may not be able to realize the full benefit of that asset.

As of December 31, 2014, QNB had a net deferred tax asset of $2,925,000. Our ability to realize these tax benefits ultimately depends on the existence of sufficient taxable income of the appropriate character (ordinary income or capital gains) within the applicable carryback and carryforward periods provided under the tax law. Estimating whether the deferred tax asset will be realized requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. The deferred tax asset may be reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset. If it is determined in the future that a valuation allowance of the deferred tax asset is necessary, we may incur a charge to earnings resulting and a reduction to regulatory capital for the amount included in any such allowance.

7) A disruption in components of our business infrastructure resulting from financial or technological difficulties of our third party vendors on which we rely could adversely affect our business.

Third parties provide key components of the business infrastructure such as Internet connections and software platforms and network access. Any disruption in Internet, network access or other voice or data communication services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect the ability to deliver products and services to clients and otherwise to conduct business. Technological or financial difficulties of a third-party service provider could adversely affect the business to the extent those difficulties result in the interruption or discontinuation of services provided by that party.

8) Our failure to properly or timely utilize effective technologies to deliver our products and services, or a systems failure or breach of network security with respect to our information systems could adversely affect our business.

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

9) Changes in accounting standards applicable to us could materially impact how we report our financial condition and results of operations.

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

10) We are subject to numerous government regulations and to examination and supervision by bank regulatory agencies, which could have an adverse impact on our business and operations.

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

11) We are required to pay FDIC insurance premiums, which could be increased in the future.

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

12) Our disclosure controls and procedures and our internal control over financial reporting may not achieve their intended objectives.

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

13) We may not be able to attract and retain highly qualified personnel to execute our business strategy.

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

14) Acts of terrorism and other external events could impact our ability to conduct business.

Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems. Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, and result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Information

QNB common stock is quoted on the over-the-counter bulletin board (OTCBB). QNB had approximately 664 shareholders of record as of March 4, 2015.

The following table sets forth the high and low bid and ask stock prices for QNB common stock on a quarterly basis during 2014 and 2013. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

					Cash
	High		Low		dividend
	Bid	Ask	Bid	Ask	per share
2014
First Quarter	$26.01	$27.00	$25.15	$25.35	$0.28
Second Quarter	26.30	26.68	25.91	26.06	0.28
Third Quarter	27.00	28.44	26.09	26.50	0.28
Fourth Quarter	28.40	30.00	26.71	27.00	0.28
2013
First Quarter	$25.00	$26.00	$23.00	$23.40	$0.27
Second Quarter	24.85	25.20	24.05	24.10	0.27
Third Quarter	25.20	25.50	24.10	24.13	0.27
Fourth Quarter	25.40	26.75	24.15	24.25	0.27

QNB has traditionally paid quarterly cash dividends on the last Friday of each quarter. The Company expects to continue the practice of paying quarterly cash dividends to its shareholders; however, future dividends are dependent upon future earnings, financial condition, appropriate legal restrictions, and other factors relevant at the time the board of directors considers declaring a dividend. Certain laws restrict the amount of dividends that may be paid to shareholders in any given year. See “Shareholders’ Equity - Capital Adequacy” included in Item 7 of this Form 10-K filing, and Note 19 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K filing, for additional information that discusses and quantifies this regulatory restriction.

The following table provides information on repurchases by QNB of its common stock in each month of the quarter ended December 31, 2014.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet to be purchased under the plan
October 1, 2014 through October 31, 2014	-	N/A	-	42,117
November 1, 2014 through November 30, 2014	-	N/A	-	42,117
December 1, 2014 through December 31, 2014	-	N/A	-	42,117
(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000 as of the filing of this Form 10-K.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Stock Performance Graph

Set forth below is a performance graph comparing the yearly cumulative total shareholder return on QNB’s common stock with:

•	the yearly cumulative total shareholder return on stocks included in the NASDAQ Market Index, a broad market index;
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

QNB Corp.

Total Return Performance
250
225
200
175
150
125
100
75
50
Index Value
QNB Corp.
NASDAQ Composite
SNL Bank $500M-$1B
SNL Mid-Atlantic Bank
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except share and per share data)

Year ended December 31,	2014	2013	2012	2011	2010
Income and expense
Interest income	$30,670	$30,584	$33,348	$36,217	$36,183
Interest expense	4,544	5,033	6,448	8,091	10,270
Net interest income	26,126	25,551	26,900	28,126	25,913
Provision for loan losses	400	400	900	2,700	3,800
Non-interest income	7,542	5,813	5,409	4,226	4,339
Non-interest expense	21,626	20,226	19,625	18,296	17,401
Income before income taxes	11,642	10,738	11,784	11,356	9,051
Provision for income taxes	2,644	2,346	2,609	2,476	1,834
Net income	$8,998	$8,392	$9,175	$8,880	$7,217

Share and Per Share Data
Net income - basic	$2.73	$2.58	$2.87	$2.82	$2.32
Net income - diluted	2.72	2.57	2.86	2.81	2.32
Book value	26.04	23.12	24.05	22.32	19.52
Cash dividends	1.12	1.08	1.04	1.00	0.96
Average common shares outstanding - basic	3,291,939	3,248,397	3,197,204	3,149,752	3,105,565
Average common shares outstanding - diluted	3,302,574	3,260,075	3,209,857	3,163,748	3,114,722

Balance Sheet at Year-end
Investment securities trading	$4,207	-	-	-	-
Investment securities available-for-sale	375,219	$388,670	$401,502	$348,091	$290,564
Investment securities held-to-maturity	146	146	146	1,327	2,667
Restricted investment in bank stocks	647	1,764	2,244	1,775	2,176
Loans held-for-sale	380	-	1,616	935	228
Loans receivable	555,282	501,716	477,733	489,936	482,182
Allowance for loan losses	(8,001)	(8,925)	(9,772)	(9,241)	(8,955)
Other earning assets	7,143	3,569	594	819	6,414
Total assets	977,135	932,883	919,874	868,804	809,260
Deposits	851,592	814,532	801,638	750,712	694,977
Borrowed funds	35,189	40,156	37,775	44,320	50,094
Shareholders' equity	86,354	75,625	77,623	70,841	61,090

Selected Financial Ratios
Net interest margin	3.07%	3.09%	3.36%	3.72%	3.72%
Net income as a percentage of:
Average total assets	0.95	0.91	1.03	1.06	0.93
Average shareholders' equity	10.89	10.95	13.07	13.99	12.53
Average shareholders' equity to average total assets	8.72	8.30	7.86	7.55	7.42
Dividend payout ratio	40.99	41.81	36.25	35.48	41.32

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

Net income for the year ended December 31, 2014 was $8,998,000, or $2.72 per share on a diluted basis. This compares to 2013 net income of $8,392,000, or $2.57 per share on a diluted basis. Two important measures of profitability in the banking industry are an institution’s return on average assets and return on average shareholders’ equity. Return on average assets was 0.95% and 0.91% in 2014 and 2013, respectively, and return on average shareholders’ equity was 10.89% and 10.95%, respectively, during those same periods.

2014 versus 2013

The results for 2014 include the following significant components:

•	Net interest income increased $575,000, or 2.3%, to $26,126,000 for 2014.
•	The net interest margin on a tax-equivalent basis decreased two basis points to 3.07% for 2014 from 3.09% for 2013.
•	QNB recorded a provision for loan losses of $400,000 for both 2014 and 2013.
•	Non-interest income for 2014 was $7,542,000, an increase of $1,729,000, or 29.7%, compared to 2013. Non-interest expense for 2014 was $21,626,000, an increase of $1,400,000, or 6.9%, compared to 2013.
•	Loans receivable grew $53,566,000, or 10.7%, from December 31, 2013. Deposits increased $37,060,000, or 4.5%, from December 31, 2013.
•

Asset quality has improved over the past year. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest, and restructured loans, were $12,667,000, or 2.28% of total loans at December 31, 2014, compared to $15,413,000, or 3.07% of total loans at December 31, 2013. Loans on non-accrual status were $10,770,000 at December 31, 2014 compared with $13,453,000 at December 31, 2013. Net charge-offs for 2014 were $1,324,000, or 0.25% of average total loans, as compared with $1,247,000, or 0.26% of average total loans for 2013.

These items, as well as others, will be explained more thoroughly in the next sections.

Net Interest Income

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the years ended December 31, 2014 and 2013.

Year ended December 31,	2014	2013
Total interest income	$30,670	$30,584
Total interest expense	4,544	5,033
Net interest income	26,126	25,551
Tax equivalent adjustment	1,903	1,963
Net interest income (tax-equivalent basis)	$28,029	$27,514

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

Net interest income increased $575,000, or 2.3%, to $26,126,000 for 2014. On a tax-equivalent basis, net interest income for 2014 increased $515,000, or 1.9%, to $28,029,000. The net interest margin for 2014 was 3.07% compared to 3.09% for 2013. The net interest margin was negatively impacted by declining yields on earning assets resulting from the prolonged low interest rate environment. The average rate earned on earning assets declined nine basis points from 3.66% for 2013 to 3.57% for 2014 with the yield on loans declining by 26 basis points while the yield on investment securities increased one basis point. In comparison, the interest rate paid on total average interest-bearing liabilities declined by seven basis points from 0.65% for 2013 to 0.58% for 2014 with the average rate paid on interest-bearing deposits declining six basis points from 0.64% to 0.58% over the same time period.

The chart below details the highs and lows of certain Treasury rates during the year as well as a comparison of rates at year-end 2014 and 2013. In 2014, the Treasury yield curve flattened, with the 10 year rate declining 84 basis points and the two year climbed 29 basis points. While still upward-sloping, a flatter yield curve provides decreasing spreads between earning asset yields and funding costs.

Net interest income and net interest margin continue to be negatively impacted by declining yields on earning assets resulting from the prolonged low interest rate environment that banks have been operating in since 2008, the beginning of the financial crisis. During the beginning of this interest rate cycle, funding costs declined at a faster pace and to a greater degree than rates on earning assets resulting in an increasing net interest margin. However, since the second quarter of 2011 this trend has reversed as funding costs have approached bottom while yields on earning assets continue to reprice lower resulting in a decline in the net interest margin. The competitive local interest rate market for quality loans has also negatively impacted net interest income and net interest margin. Partially offsetting the impact of declining yields on earning assets was growth in earning assets, primarily loans. Average earning assets increased by $22,544,000, or 2.5%, to $912,826,000 for 2014, with average loans increasing $41,205,000, or 8.5%, to $524,127,000, while average investment securities decreased $31,219,000, or 7.9%, to $363,204,000. However, with the growth in earning assets occurring primarily in the loan portfolio, the mix of earning assets changed which also contributed to relative stability of the net interest margin, as investment securities generally earn a lower yield than loans. The growth in loans was also funded by a $20,245,000, or 2.5%, increase in average total deposits to $829,084,000. All categories of deposits experienced increases in average balances in 2014, with the exception of Money market balances and time deposits.

Average Balances, Rates, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	2014			2013			2012
	Average	Average		Average	Average		Average	Average
	balance	rate	Interest	balance	rate	Interest	balance	rate	Interest
Assets
Trading securities	$4,064	5.87%	$239	-	-	-	-	-	-
Investment securities (AFS & HTM):
U.S. Government agencies	60,080	1.52	915	$82,378	1.28%	$1,057	$80,470	1.42%	$1,144
State and municipal	77,153	4.36	3,367	86,920	4.68	4,064	79,612	5.36	4,267
Mortgage-backed and CMOs	210,336	2.03	4,276	213,303	2.05	4,370	197,666	2.44	4,813
Pooled trust preferred	3,519	0.17	6	3,519	0.18	6	3,573	0.36	13
Corporate debt	6,008	1.12	67	4,221	1.86	79	2,457	4.07	100
Equities	6,108	3.17	193	4,082	3.28	134	3,613	4.25	153
Total investment securities	363,204	2.43	8,824	394,423	2.46	9,710	367,391	2.86	10,490
Loans:
Commercial real estate	265,512	4.55	12,084	251,037	4.86	12,198	253,029	5.30	13,398
Residential real estate	34,123	4.21	1,436	28,696	4.48	1,285	27,708	4.99	1,383
Home equity loans	56,249	3.78	2,125	52,418	4.06	2,131	51,158	4.40	2,253
Commercial and industrial	113,155	4.35	4,921	105,470	4.26	4,493	101,421	4.67	4,733
Indirect lease financing	7,779	9.95	774	9,261	9.90	916	11,282	9.88	1,115
Consumer loans	3,749	5.60	210	2,372	6.43	152	2,175	10.08	219
Tax-exempt loans	43,560	4.21	1,834	33,668	4.80	1,615	34,099	5.38	1,834
Total loans, net of unearned income*	524,127	4.46	23,384	482,922	4.72	22,790	480,872	5.19	24,935
Other earning assets	21,431	0.59	126	12,937	0.37	47	14,449	0.27	39
Total earning assets	912,826	3.57	32,573	890,282	3.66	32,547	862,712	4.11	35,464
Cash and due from banks	11,621			11,473			11,151
Allowance for loan losses	(8,672)			(9,308)			(9,582)
Other assets	32,089			30,741			29,195
Total assets	$947,864			$923,188			$893,476

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$118,631	0.23%	$274	$109,383	0.24%	$260	$98,351	0.30%	$291
Municipals	120,540	0.33	399	104,314	0.37	389	72,464	0.50	364
Money market	58,333	0.22	126	65,744	0.20	133	77,269	0.30	231
Savings	208,629	0.37	770	202,053	0.41	820	188,716	0.60	1,141
Time	151,002	1.08	1,636	162,837	1.16	1,882	180,293	1.33	2,391
Time of $100,000 or more	91,522	1.26	1,155	91,124	1.31	1,189	101,579	1.43	1,454
Total interest-bearing deposits	748,657	0.58	4,360	735,455	0.64	4,673	718,672	0.82	5,872
Short-term borrowings	31,616	0.36	114	29,743	0.37	111	24,847	0.44	109
Long-term debt	1,452	4.76	70	5,174	4.75	249	9,678	4.75	467
Total interest-bearing liabilities	781,725	0.58	4,544	770,372	0.65	5,033	753,197	0.86	6,448
Non-interest-bearing deposits	80,427			73,384			67,112
Other liabilities	3,089			2,769			2,971
Shareholders' equity	82,623			76,663			70,196
Total liabilities and shareholders' equity	$947,864			$923,188			$893,476
Net interest rate spread		2.99%			3.01%			3.25%
Margin/net interest income		3.07%	$28,029		3.09%	$27,514		3.36%	$29,016

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.

Non-accrual loans and investment securities are included in earning assets.

* Includes loans held-for-sale

Rate-Volume Analysis of Changes in Net Interest Income (1) (2) (3)

	2014 vs. 2013			2013 vs. 2012
	Due to change in:		Total	Due to change in:		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Trading securities	$239	-	$239	-	-	-
Investment securities (AFS & HTM):
U.S. Government agencies	(286)	$144	(142)	$27	$(114)	$(87)
State and municipal	(457)	(240)	(697)	392	(595)	(203)
Mortgage-backed and CMOs	(60)	(34)	(94)	381	(824)	(443)
Pooled trust preferred	-	-	-	(1)	(6)	(7)
Corporate debt	33	(45)	(12)	72	(93)	(21)
Equities	66	(7)	59	20	(39)	(19)
Total investment securities (AFS & HTM)	(704)	(182)	(886)	891	(1,671)	(780)
Loans:
Commercial real estate	703	(817)	(114)	(105)	(1,095)	(1,200)
Residential real estate	242	(91)	151	50	(148)	(98)
Home equity loans	155	(161)	(6)	56	(178)	(122)
Commercial and industrial	327	101	428	189	(429)	(240)
Indirect lease financing	(146)	4	(142)	(200)	1	(199)
Consumer loans	89	(31)	58	20	(87)	(67)
Tax-exempt loans	475	(256)	219	(23)	(196)	(219)
Total loans	1,845	(1,251)	594	(13)	(2,132)	(2,145)
Other earning assets	32	47	79	(4)	12	8
Total interest income	1,412	(1,386)	26	874	(3,791)	(2,917)
Interest expense:
Interest-bearing demand	22	(8)	14	32	(63)	(31)
Municipals	61	(51)	10	160	(135)	25
Money market	(15)	8	(7)	(34)	(64)	(98)
Savings	26	(76)	(50)	81	(402)	(321)
Time	(136)	(110)	(246)	(231)	(278)	(509)
Time of $100,000 or more	6	(40)	(34)	(150)	(115)	(265)
Total interest-bearing deposits	(36)	(277)	(313)	(142)	(1,057)	(1,199)
Short-term borrowings	6	(3)	3	22	(20)	2
Long-term debt	(179)	-	(179)	(218)	-	(218)
Total interest expense	(209)	(280)	(489)	(338)	(1,077)	(1,415)
Net interest income	$1,621	$(1,106)	$515	$1,212	$(2,714)	$(1,502)

(1)	Loan fees have been included in the change in interest income totals presented. Non-accrual loans and investment securities have been included in average balances.
(2)	Changes due to both volume and rates have been allocated in proportion to the relationship of the dollar amount change in each.
(3)	Interest income on loans and securities is presented on a tax-equivalent basis.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $26,000 to $32,573,000 for 2014, while total interest expense decreased $489,000, or 9.7%, to $4,544,000. Volume growth in earning assets contributed an additional $1,412,000 of interest income which was offset in part by a decline in interest income of $1,386,000 resulting from lower interest rates. With regard to interest expense, lower funding costs resulted in a decline in interest expense of $280,000. The maturity and payoff of long-term debt in April 2014 contributed to a decline in interest expense of $179,000 when comparing the two years.

The yield on earning assets on a tax-equivalent basis decreased nine basis points from 3.66% for 2013 to 3.57% for 2014. The long period of historically low interest rates has resulted in a significant amount of higher yielding bonds with call features being called and prepayments on mortgage-related securities increasing, with these proceeds being reinvested in lower yielding investment securities. In addition, new loans are being originated at significantly lower rates, variable rate loans are repricing lower and some fixed rate loans are being modified lower due to competitive pressure.

In comparison, the rate paid on interest-bearing liabilities decreased seven basis points from 0.65% for 2013 to 0.58% for 2014 with the rate paid on interest-bearing deposits decreasing six basis points from 0.64% for 2013 to 0.58% for 2014.

Interest income on trading, available-for-sale, and held-to-maturity investment securities decreased $647,000 when comparing the two years. The $27,155,000 decrease in average balances contributed to $465,000 of the decrease, while falling rates contributed the remaining $182,000 decline. Although interest income decreased, the average yield on the investment portfolio increased one basis point from 2.46% for 2013 to 2.47% for 2014. This is due in part to the establishment of a trading account consisting of municipal securities with an average balance of $4,064,000 in 2014 and an average rate of return of 5.87%. The decrease in the investment portfolio is due to lower yielding investment opportunities in 2014 compared to previous periods, as well as higher demand for loans.

Income on Government agency securities decreased $142,000, even as the yield on the portfolio increased by 24 basis points from 1.28% for 2013 to 1.52% for 2014, as investments in this sector had slightly better yields than previously available. Most of the bonds in the agency portfolio have call features ranging from three months to three years, many of which were exercised as a result of the low interest rate environment.

Interest income on tax-exempt municipal securities decreased $697,000. Average balances, which declined $9,767,000, or 11.2%, contributed $457,000 to the decrease in interest income and the 32 basis point decline in yield from 4.68% in 2013 to 4.36% in 2014 contributed the remaining $240,000 reduction in interest income. QNB had purchased many municipal securities when rates were significantly higher. Many of these bonds have either reached maturity or their call dates and are being replaced with municipal bonds with lower yields. Typically QNB purchased municipal bonds with 10-15 year maturities; however, given the current rate environment has shortened the maturity range to between 5-7 years with call dates between 2-4 years. The yield on this portfolio is expected to continue to decline as there are $15,800,000 in municipal bonds with a tax-equivalent yield of 4.38% that are expected to be called or mature in 2015. The current yield on replacement bonds is well below this threshold.

All of the mortgage-backed and collateralized mortgage obligations (“CMO”) securities owned by QNB are issued by U.S. Government agencies and sponsored enterprises (GSEs) and carry the implicit backing of the U.S. Government, but they are not direct obligations of the U.S. Government. Interest income on mortgage-backed securities and CMOs decreased $94,000 with a small decrease in average balances as well as lower rates contributing to the decline. Average balances decreased $2,967,000, or 1.4%, to $210,336,000 when comparing the two years, resulting in a $60,000 decline in interest income. The yield on the mortgage-backed and CMO portfolio decreased two basis points from 2.05% for 2013 to 2.03% for 2014, resulting in a $34,000 reduction in interest income. With the historically low interest rate environment mortgage refinancing activity over the past three years was significant resulting in an increase in prepayments on these securities. Since most of these securities were purchased at a premium, prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner or investment properties. The category also includes construction and land development loans. Income on commercial real estate loans decreased $114,000. The increase in average balances of $14,475,000 or 5.8%, contributed an increase in interest income of $703,000. This was offset by a 31 basis point decline in yield, from 4.86% in 2013 to 4.55% in 2014, which resulted in a decrease of interest income of $817,000.

Income on commercial and industrial loans, the second largest category, increased $428,000 with the positive impact from growth in balances being as well as improved yield. Average commercial and industrial loans increased $7,685,000, or 7.3%, to $113,155,000 for 2014, providing an additional $327,000 in interest income. Average yield on these loans increased nine basis points to 4.35% resulting in an increase in interest income of $101,000.

Tax-exempt loan income was $1,834,000 for 2014, an increase of $219,000 from 2013. When comparing the same periods average balances increased 29.4% to $43,560,000, which contributed a $475,000 increase in interest income. With the decline in market interest rates QNB has renegotiated and rebid on many loans to municipalities over the past several years. As a result, the average yield on the tax-exempt loan portfolio has declined from 4.80% for 2013 to 4.21% for 2014, resulting in decreased interest income of $256,000.The increase in volume related interest income of $475,000 partially offset the yield decrease when comparing the two years.

Indirect lease financing receivables represent loans to small businesses that are collateralized by equipment. These loans tend to have higher risk characteristics but generally provide higher rates of return. These loans are originated by a third party and purchased by QNB based on criteria specified by QNB. The criteria include minimum credit scores of the borrower, term of the lease, type and age of equipment financed and geographic area. The geographic area primarily represents states contiguous to Pennsylvania. QNB is not the lessor and does not service these loans. As a result of these higher returns the market for these types of loans has become extremely competitive both in terms of rate and quality available and as a result QNB has purchased fewer leases. Lease financing income was $774,000 for 2014, a decrease of $142,000 when compared to the $916,000 reported for 2013. Average balances declined by $1,482,000 or 16.0%, resulting in a reduction in income of $146,000 when comparing the two years. The yield on the portfolio improved slightly to 9.95% in 2014, compared to 9.90% for 2013, slightly offsetting the volume-related decline in income by $4,000. Early payoff on leases often results in the recognition of additional income.

QNB strives to become the “local consumer lender of choice” and to affect this QNB has refocused its retail lending efforts by strengthening the management of the area, adding new product offerings and by increasing marketing and promotion. The positive impact of this renewed focus has been year-over-year growth in balances in all three categories of retail lending: residential mortgage, home equity and consumer loans. Overall, interest income for retail lending increased $203,000 in 2014 compared to 2013, driven by the increase in average balances.

Income on home equity loans declined by $6,000 when comparing 2014 and 2013. During 2014 QNB offered attractive rates on both variable rate and fixed rate home equity loans, which contributed to an increase in average balances totaling $3,831,000, or 7.3%, to $56,249,000 when comparing 2014 and 2013. The yield on the home equity portfolio decreased 28 basis points to 3.78% when comparing the two years. The demand for home equity loans declined during prior periods as home values fell preventing some homeowners from having equity in their homes to borrow against while others took advantage of the low interest rates on mortgages and refinanced their home equity loans into a new mortgage. With an improvement in home values it is expected that the demand for home equity loans will continue.

Given the low yields on alternative investment securities management decided to retain certain hybrid adjustable rate mortgages to borrowers with high credit scores and low loan-to-value ratios. As a result, average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $5,427,000, or 18.9%, to $34,123,000 for 2014. The average yield on the residential real estate portfolio decreased by 27 basis points to 4.21% for 2014. Overall, interest income for this segment grew $151,000 in 2014.

Interest income on consumer loans increased $58,000. As with all other categories of retail loans, consumer loans at QNB experienced growth in average balances in 2014, with balances in this segment increasing $1,377,000, or 58.1%. This growth in volume contributed $89,000 to the increase in income, while decline in yield from 6.43% in 2013 to 5.60% offset the volume increase by $31,000. In 2014 QNB marketed auto loans, offering a competitive rate, driving loan demand.

Earning assets are funded primarily by deposits, which increased on average by $20,245,000, or 2.5%, to $829,084,000, when comparing 2014 and 2013. This follows an increase of $23,055,000, or 2.9%, between 2012 and 2013. Total interest expense for 2014 was $4,544,000 compared to $5,033,000 for 2013, a decline of $489,000. Interest expense on total deposits decreased $313,000 while interest expense on borrowed funds decreased $176,000 when comparing the two years. The rate paid on interest-bearing liabilities decreased seven basis points from 0.65% for 2013 to 0.58% for 2014. During this same period, the rate paid on interest-bearing deposits decreased six basis points from 0.64% to 0.58%. These yields will most likely not decline much further as deposit rates are close to reaching an inherent floor and may actually begin to increase as short-term interest rates begin to rise and the competition for deposits increases.

Similar to the past two years, the growth in deposits during 2014 was centered in accounts with greater liquidity, such as non-interest and interest-bearing demand, interest-bearing municipal accounts, and savings deposits. Average non-interest-bearing demand accounts increased $7,043,000, or 9.6%, to $80,427,000 for 2014. QNB has been very successful in increasing business checking accounts as average balances in these accounts have increased by $7,481,000, or 13.2%, when comparing the two years. Average interest-bearing demand accounts increased $9,248,000, or 8.5%, to $118,631,000 for 2014 compared to 2013 with interest expense on interest-bearing demand accounts increasing $14,000 to $274,000 for 2014. The average rate paid decreased one basis point from 0.24% for 2013 to 0.23% for 2014. Included in this category is QNB-Rewards checking, a higher-rate checking account product. The rate paid on balances up to $25,000 was 1.00% and 0.25% for balances over $25,000 in 2014. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For 2014, the average balance in this product was $36,242,000 and the related interest expense was $225,000 for an average cost of funds of 0.62%. In comparison, the average balance of the QNB-Rewards accounts for 2013 was $31,195,000 with a related interest expense of $215,000 and an average rate paid of 0.69%. Even with the reduction in the rates paid on the QNB-Rewards product, the yield of 1.00% for the first $25,000 and 0.25% on balances over $25,000, assuming qualifications are met, is still an attractive rate relative to competitors’ offerings as well as other QNB products. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $78,188,000 for 2013 to $82,389,000 for 2014. The average rate paid on these balances was 0.06% for both years.

Interest expense on municipal interest-bearing demand accounts increased $10,000 to $399,000 for 2014. The average balance of municipal interest-bearing demand accounts increased $16,226,000, or 15.6%, to $120,540,000, while the average interest rate paid on these accounts decreased from 0.37% for 2013 to 0.33% for 2014. Most of these accounts are indexed to the Federal funds rate with negotiated rate floors between 0.25% and 0.50%. QNB was successful in increasing its relationships with several of these customers as well as adding new municipalities and school districts over the past year, accounting for the increase in balances. Many of these deposits are seasonal in nature and are received during the third quarter as tax receipts are collected and are withdrawn over the course of the next year.

Average money market accounts decreased $7,411,000, or 11.3%, to $58,333,000 for 2014 compared with 2013. Much of the decline in money market balances is a result of a shift in these balances to interest-bearing demand accounts or eSavings accounts. Interest expense on money market accounts decreased $7,000 to $126,000 for 2014 compared to 2013. The average interest rate paid on money market accounts was 0.20% for 2013 and 0.22% for 2014, an increase of two basis points. The majority of balances in this category are in the Select money market account, a product that pays a tiered rate based on account balances. With the continuation of exceptionally low short-term interest rates, balances remaining in these accounts for 2014 were at higher-yielding tiers.

During the second quarter of 2009, QNB introduced an online eSavings account to compete with other online savings accounts. This product was introduced at a yield of 1.85% and has been successful, with average balances growing $3,715,000, or 2.4%, to $156,063,000 in 2014 compared to $152,348,000 in 2013. The rate on this product was reduced to 0.45% during 2013 and was unchanged throughout 2014. The average cost of funds on these accounts was 0.50% for 2013 compared with 0.46% for 2014, with the rate remaining at 0.45% from the end of 2013 and throughout 2014. The yield on this account may rise along with market rates and as competition for savings balances increases. Traditional statement savings accounts and club accounts are also included in the savings category and increased on average by $2,861,000, or 5.8%, to $52,566,000. The average rate paid on total savings accounts decreased four basis points from 0.41% for 2013 to 0.37% for 2014 and interest expense decreased $50,000, from $820,000 to $770,000 over the same period. The growth in balances appears to reflect the desire for liquidity and a better rate than short-term time deposits.

The repricing of time deposits at lower rates combined with the decline in average time deposit balances continues to have the greatest impact on total interest expense. Total interest expense on time deposits decreased $280,000, or 9.1%, to $2,791,000 for 2014. Average total time deposits decreased by $11,437,000, or 4.5%, to $242,524,000 for 2014. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on time deposits decreased from 1.21% to 1.15% when comparing 2013 to 2014.

Approximately $115,347,000, or 47.4%, of time deposits at December 31, 2014 will reprice or mature over the next 12 months, compared with 42.3% of the portfolio at December 31, 2013. The average rate paid on these time deposits is approximately 0.79%. QNB has been trying to lengthen the maturity of the time deposit portfolio by offering attractive rates at terms 36 months or greater, with moderate success. The yield on the time deposit portfolio may decline slightly in the next quarter as short-term time deposits reprice. However, given the short-term nature of these deposits interest expense could increase if short-term time deposit rates were to increase suddenly or if customers select higher paying longer term time deposits.

Short-term borrowings are comprised of sweep accounts structured as repurchase agreements with our commercial customers and overnight borrowings from the correspondent banks with average balances in 2014 of $29,574,000 and $2,042,000, respectively. Interest expense on short-term borrowings increased by $3,000 to $114,000 when comparing the two years. During this period average balances increased $1,873,000 to $31,616,000 while the average rate paid declined one basis point, from 0.37% to 0.36%.

Contributing to the decrease in total interest expense was a reduction in interest expense on long-term debt of $179,000. The average balance of long-term debt for 2014 was $1,452,000 compared with $5,174,000 in 2013. The final portion of long-term debt taken out in April 2012 matured and was repaid on April 17, 2014. The rate on this long-term debt was 4.75%.

Provision for Loan Losses

The provision for loan losses represents management’s determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management’s best estimate of the known and inherent losses in the existing loan portfolio. QNB recorded a provision for loan losses of $400,000 for each of the twelve month periods ended December 31, 2014 and December 31, 2013. The provision for loan losses reflects the reduction in classified loans and nonperforming loans, and a reduction in specific impairment reserves. Net loan charge-offs were $1,324,000, or 0.25% of total average loans for 2014 compared with $1,247,000, or 0.26% of total average loans in 2013. The majority of the loans charged off during 2014 had specific reserves established during the allowance for loan loss calculation process prior to the ultimate decision to charge-off the loans. Deterioration in credit quality or significant growth in the loan portfolio could result in a higher provision for loan losses in 2015.

Non-interest income comparison
			Change from prior year
Year Ended December 31,	2014	2013	Amount	Percent
Fees for services to customers	$1,687	$1,594	$93	5.8%
ATM and debit card	1,485	1,499	(14)	-0.9
Retail brokerage and advisory	657	523	134	25.6
Bank-owned life insurance	472	320	152	47.5
Merchant	299	367	(68)	-18.5
Net gain on trading activities	156	-	156	-
Net gain on invesment securities	1,112	824	288	35.0
Net gain on sale of loans	258	425	(167)	-39.3
Gain on sale of internet domain name	1,000	-	1,000	-
Other	416	261	155	59.4
Total	$7,542	$5,813	$1,729	29.7%

Non-Interest Income

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and check card income, retail brokerage and advisory income, income on bank-owned life insurance, merchant income and gains and losses on investment securities and residential mortgage loans. On November 26, 2014, QNB transferred its former internet domain name to a third party for a purchase price of $1,000,000, as disclosed in a Form 8-K filing dated December 2, 2014. The Company also received a life insurance benefit totaling $158,000 during the fourth quarter. Total non-interest income was $7,542,000 in 2014 compared with $5,813,000 in 2013, an increase of $1,729,000, or 29.7%. Excluding these two non-recurring items, the Company posted an increase in non-interest income of $571,000, or 9.8%, for the twelve months ended of 2014, compared to the same period in 2013.

Fees for services to customers are primarily comprised of service charges on deposit accounts. These fees were $1,687,000 for 2014, an increase of $93,000, or 5.8%, from 2013. Overdraft income, which represented approximately 72% and 69% of total fees for services to customers in 2014 and 2013, respectively, increased by $115,000, or 10.5%, when comparing 2014 to 2013. The increase in overdraft income primarily reflects growth in the number of checking accounts as well as the positive impact of the introduction of an overdraft protection program on net overdraft income as the program reduced the amount of overdraft fees forgiven.

ATM and debit card income is primarily comprised of transaction income on debit cards and ATM cards and ATM surcharge income for the use of QNB’s ATM machines by non-QNB customers. ATM and debit card income was $1,485,000 in 2014, a decrease of $14,000, or 0.9%, from the amount recorded in 2013. Debit card income increased $88,000, or 7.5%, to $1,261,000 in 2014, while ATM interchange income decreased $101,000, or 39.2%, to $156,000. The Dodd-Frank Act and the Durbin amendment impacted both the total amount of interchange income received on debit and ATM transactions as well as the distribution between the two as merchants began routing their transactions through the low cost provider. The growth in checking accounts contributed to the increase in debit card income, including the QNB Rewards checking product, a high-yield checking account which requires, among other terms, the posting of a minimum of twelve debit card purchase transactions per statement cycle to receive the high interest rate. Multiple high profile data breaches at national retailers throughout 2014 may have a negative impact on the volume of debit and credit card transactions and therefore income generated, as shoppers may lose confidence in the security of these cards and may alter their behavior and use cash more frequently.

Retail brokerage and advisory revenue was $657,000 for 2014 compared to $523,000 in 2013. QNB provides securities and advisory services under the name QNB Financial Services through Investment Professionals, Inc., a registered Broker/Dealer and Registered Investment Advisor. QNB receives 75% to 86% of the revenue generated, depending on volume but is also responsible for salaries and expenses of two advisors who are QNB employees. In 2014, the net amount of income provided by these services was $112,000, compared to $74,000 in net income for 2013.

Income on bank-owned life insurance (BOLI) represents the earnings and death benefits on life insurance policies in which the Bank is the beneficiary. The insurance carriers reset the rates on these policies annually taking into consideration the interest rate environment as well as mortality costs. The existing policies have rate floors which minimize how low the earnings rate can go. Some of these policies are currently at their floor. Income on these policies during 2014 was $472,000, including $158,000 related to a death claim. Excluding the claim, income in 2014 would be $314,000, compared to $320,000 in 2013, with the decline in income resulting from a decrease in the earning credit rate from one carrier and increases in mortality costs.

Merchant income represents fees charged to merchants for the Bank’s handling of credit card or charge sales. Merchant income was $299,000 for 2014, a decrease of $68,000, or 18.5%, from the amount reported in 2013. The decrease in merchant income is primarily a result of extremely competitive pricing in the market. Sales volume decreased approximately 10.1% year over year, due to the loss of three vendors to competition, the acquisition of new clients at smaller margins and possible change in card-holders’ behavior due to multiple data breaches in 2014. QNB had 251 merchant customers at December 31, 2014 and 247 merchant customers at December 31, 2013.

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

Net investment securities gains were $1,112,000 for 2014 compared to $824,000 for 2013. Included in these figures were gains from equity securities of $1,045,000 and $629,000, in 2014 and 2013, respectively. The 2013 net gains were comprised of $672,000 realized on the sales of equity securities reduced by an other-than-temporary impairment (OTTI) charge of $43,000. There were no OTTI charges in 2014. With the outstanding performance in the U.S. equity markets during 2013 and 2014, QNB elected to sell some equity holdings and recognize gains. Gains on the sale of fixed income securities were $67,000 and $195,000 for 2014 and 2013, respectively. Both the 2014 and 2013 fixed income gains were primarily from the sale of fast paying or odd-lot mortgage-backed and CMO securities as well as low yielding agency bonds that were likely to be called in the next two years.

The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. The net gain on the sale of residential mortgage loans was $258,000 and $425,000 for 2014 and 2013, respectively. Mortgage refinance activity slowed significantly beginning in June 2013 and continued through the first six months of 2014 due to higher mortgage rates as well as contraction in GDP during the first quarter 2014. Proceeds from the sale of residential mortgages were $6,589,000 and $17,022,000. Included in the gains on the sale of residential mortgages in 2014 and 2013 are $48,000 and $126,000, respectively, related to the recognition of mortgage servicing assets.

When QNB sells its residential mortgages in the secondary market, it retains servicing rights. A normal servicing fee is retained on all mortgage loans sold and serviced. QNB recognizes its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset. The servicing asset is amortized in proportion to, and over, the period of net servicing income or loss. On a quarterly basis, servicing assets are assessed for impairment based on their fair value. Mortgage servicing income of $135,000 for 2014 and $152,000 for 2013 is included in other non-interest income.

Other non-interest income was $416,000 for 2014, an increase of $155,000 from the amount recorded in 2013. There were no OREO sales in 2014, compared to a $174,000 loss on sale of OREO in 2013. In addition, the Company received $30,000 in rental income for an OREO property in 2014. QNB receives income from its membership in Laurel Abstract Company LLC. This income from the title company decreased by $61,000 to $13,000 when comparing the two years, due to the slowdown in mortgage refinance activity in 2014 compared to 2013.

Non-interest expense comparison
			Change from prior year
Year ended December 31,	2014	2013	Amount	Percent
Salaries and employee benefits	$11,649	$10,553	$1,096	10.4%
Net occupancy	1,705	1,638	67	4.1
Furniture and equipment	1,753	1,714	39	2.3
Marketing	841	971	(130)	-13.4
Third party services	1,677	1,488	189	12.7
Telephone, postage and supplies	730	670	60	9.0
State taxes	617	690	(73)	-10.6
FDIC insurance premiums	686	705	(19)	-2.7
Other	1,968	1,797	171	9.5
Total	$21,626	$20,226	$1,400	6.9%

Non-Interest Expense

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services, FDIC insurance premiums, regulatory assessments and taxes and various other operating expenses. Total non-interest expense was $21,626,000 in 2014, an increase of $1,400,000, or 6.9%, from the $20,226,000 recorded in 2013. QNB’s overhead efficiency ratio, which represents the percentage of each dollar of revenue that is used for non-interest expense, is calculated by taking non-interest expense divided by net operating revenue. The Bank’s efficiency ratios for 2014 and 2013 were 65.9% and 65.7%, respectively, and compare favorably with Pennsylvania state-chartered commercial banks with assets between $750 million and $1.5 billion which had average efficiency ratios of 67.9% and 66.7% for 2014 and 2013, respectively.

Salaries and benefits expense is the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense for 2014 was $11,649,000, an increase of $1,096,000, or 10.4%, over the $10,553,000 reported in 2013. Salary expense for 2014 was $8,965,000, an increase of $529,000, or 6.3%, over the $8,436,000 reported in 2013. Included in salary expense in 2014 was incentive compensation plus related payroll taxes of $282,000. There was no incentive compensation recorded during 2013. Excluding the cost of incentive compensation, salary expense increased $247,000, or 2.9%, when comparing 2014 to 2013. Benefit expense for 2014 was $2,684,000, an increase of $567,000, or 26.8%, from the amount recorded in 2013, with medical benefits increasing $470,000, or 48.8%, related to a number of large claims. QNB self-funds medical insurance and also has Stop Loss insurance which limits its claims expense. Payroll taxes and retirement plan matching and safe harbor and other benefits increased $98,000 in 2014.

Net occupancy and furniture and equipment expense increased $106,000, or 3.2%, to $3,458,000 when comparing 2014 to 2013. This is related to a $45,000 increase in equipment maintenance costs coupled with higher depreciation and amortization expense on buildings, new furniture, equipment and software.

Marketing expense was $841,000 for 2014, a decrease of $130,000, or 13.4%, from the $971,000 recorded in 2013. Marketing expenses related to advertising, public relations, research and sales promotion decreased $58,000 for the year ended December 31, 2014 compared to 2013. The opening of the two new branch locations and the introduction of QNB Financial Services were the primary contributors to the increase in these categories in 2013. A reduction in charitable contributions of $72,000 also contributed to the decrease in the marketing expense category. QNB contributes to many not-for-profit organizations and clubs and sponsors many local events in the communities it serves.

Telephone, postage and supplies expense was $60,000, or 9.0%, higher for 2014 than 2013 with communication costs which include telephone and internet costs accounting for the increase. An increase in bandwidth to provide faster communications to our branch locations contributed to this cost increase.

State tax expense represents the payment of the Pennsylvania Shares Tax, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $617,000 and $690,000 for the years 2014 and 2013, respectively. The Pennsylvania Shares Tax is based primarily on the equity of the Bank and makes up the majority of the expense in this category. The decline from prior the prior year is a result of a change in the state-mandated formula for 2014, which resulted in lower tax expense despite increased Bank equity.

Income Taxes

Applicable income taxes and effective tax rates were $2,644,000, or 22.7%, for 2014 compared to $2,346,000, or 21.8%, for 2013. The higher effective tax rate for 2014 is predominately a result of tax-exempt income from loans and securities comprising a smaller proportional share of pre-tax income. For a more comprehensive analysis of income tax expense and deferred taxes, refer to Note 11 in the Notes to Consolidated Financial Statements.

Financial Condition

ASSETS

The following table presents total assets at the dates indicated:

			Change from prior year
Year ended December 31,	2014	2013	Amount	Percent
Cash and cash equivalents	$18,245	$16,286	$1,959	12.0%
Investment securities	379,572	388,816	(9,244)	-2.4
Restricted investment in bank stocks	647	1,764	(1,117)	-63.3
Loans held-for-sale	380	-	380	-
Loans receivable	555,282	501,716	53,566	10.7
Allowance for loan losses	(8,001)	(8,925)	924	-10.4
Premises and equipment, net	9,702	9,875	(173)	-1.8
Bank-owned life insurance	10,658	10,407	251	2.4
Accrued interest receivable	2,568	2,579	(11)	-0.4
Other assets	8,082	10,365	(2,283)	-22.0
Total assets	$977,135	$932,883	$44,252	4.7%

Cash and interest-earnings deposits

Total cash and cash equivalents increased $1,959,000 from $16,286,000 at December 31, 2013 to $18,245,000 at December 31, 2014. QNB had interest bearing balances at the Federal Reserve Bank of $5,930,000 at December 31, 2014 compared with $3,544,000 at December 31, 2013.

Investment Securities and Other Short-Term Investments

At December 31, 2014 and 2013, QNB had no Federal funds sold. With the Federal funds rate to between 0.0% and 0.25%, excess funds for liquidity purposes are kept at the Federal Reserve which was paying 0.25% and carries a 0% risk weighting for risk-based capital calculation purposes.

Investment Portfolio History
December 31,	2014	2013	2012
Trading Securities
State and municipal	$4,207	$-	$-
Total trading securities	$4,207	$-	$-
Investment Securities Available-for-Sale
U.S. Government agency	$62,665	$71,639	$104,130
State and municipal	72,569	87,199	86,789
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	136,192	139,723	107,973
Collateralized mortgage obligations (CMOs)	87,662	75,394	94,091
Pooled trust preferred	2,439	2,069	1,962
Corporate debt	6,037	6,021	2,502
Equity	7,655	6,625	4,055
Total investment securities available-for-sale	$375,219	$388,670	$401,502
Investment Securities Held-to-Maturity
State and municipal	$146	$146	$146
Total investment securities held-to-maturity	$146	$146	$146
Total investment securities	$379,572	$388,816	$401,648

The total carrying amount of investment securities at December 31, 2014 and 2013 was $379,572,000 and $388,816,000, respectively. For both periods, approximately 75% of QNB’s investment securities were either U.S. Government agency debt securities, U.S. Government agency issued mortgage-backed securities or CMOs. As of December 31, 2014, QNB held no securities of any one issue or any one issuer (excluding the U.S. Government and its agencies) that were in excess of 10% of shareholders’ equity.

The QNB investment portfolio represents a significant portion of earning assets and interest income. QNB actively manages the investment portfolio in an attempt to maximize earnings, while considering liquidity needs, interest rate risk and credit risk. Proceeds from the sale of investments were $29,972,000 in 2014 compared to $19,559,000 during 2013.

In addition to the proceeds from the sale of investment securities, proceeds from maturities, calls and prepayments of securities were $82,360,000 in 2014, compared with $110,123,000 in 2013. The significant amount of proceeds in both years reflects the low interest rate environment that has existed for approximately the past six years which resulted in a significant amount of agency and municipal bonds being called as well an increase in the amount of prepayments on mortgage-backed securities and CMOs. The reduction of the investment portfolio as a percent of total assets in 2014 accounts for the decrease in cash flow from sales, calls and prepayments compared to 2013. Strong loan demand resulted in a reduction in the amount of bonds purchased in 2014 compared to recent years. During 2014, $92,017,000 of investment securities were purchased compared with $130,213,000 during 2013.

U.S. Government agency issued CMOs grew $12,268,000 to $87,662,000 at December 31, 2014, representing 23.1% of the investment portfolio compared to 19.4% at December 31, 2013. This sector was increased because these bonds provide monthly cash flow to be reinvested in either loans or other securities, potentially at higher yields should rates increase. The balance of U.S. Government agency securities decreased by $8,974,000 to $62,665,000 at December 31, 2014 and represents 16.5% of the portfolio compared to 18.4% at December 31, 2013. Many of the bonds called were in the agency portfolio and the decision was made not to reinvest the proceeds back into this portfolio because of the low yields relative to amortizing securities and the lack of monthly cash flow that mortgage-backed securities provide. U.S. Government agency mortgage-backed securities decreased $3,531,000, remaining approximately 35.9% of the total portfolio at December 31, 2014 and 2013.

The balance of municipal securities decreased $10,423,000 to $76,776,000 -- $4,207,000 in trading and $72,569,000 in available for sale -- at December 31, 2014, representing 20.2% of the investment portfolio compared to 22.4% at December 31, 2013. When QNB purchases a municipal security it focuses on the financial performance of the underlying issuer not just the bond rating of the issuer or the rating of bond insurer, if present. Thirty-nine bonds with a par value of $14,425,000 were called in 2014 and purchased municipal securities had significantly lower yields then the bonds they replaced which contributed to the decline in the yield on the portfolio.

QNB owns collateralized debt obligations (“CDO”) in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by banks or bank holding companies, and to a lesser degree, insurance companies. In most cases, QNB owns the mezzanine tranches of these securities. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. QNB holds six of these securities with an amortized cost of $3,519,000 and a fair value of $2,439,000 at December 31, 2014. All of the trust preferred securities are available-for-sale securities and are carried at fair value. There were no credit-related OTTI charges during 2014 or 2013 on these securities. Future estimates of fair value of these securities could require recording additional OTTI charges through earnings. QNB uses an independent third party to value these securities and to determine if credit-related OTTI exists. For additional detail on these securities see Notes 4 and 17 of the Notes to Consolidated Financial Statements.

QNB accounts for its investments by classifying securities into three categories. Securities that QNB has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders’ equity. Management determines the appropriate classification of securities at the time of purchase. QNB held trading securities of $4,207,000 and an additional $1,160,000 in a brokerage cash account at December 31, 2014. QNB held no trading securities at December 31, 2013.

At December 31, 2014 and 2013, investment securities totaling $206,774,000 and $207,868,000, respectively, were pledged as collateral for repurchase agreements and public deposits.

Investment Portfolio Maturities and Weighted Average Yields

December 31, 2014	One year or less	After one year through five years	After five years through ten years	After ten years	Total
Investment Securities Available-for-Sale
U.S. Government agency:
Fair value	$3,034	$40,944	$18,687	-	$62,665
Weighted average yield	2.06%	1.45%	1.93%	-	1.63%
State and municipal:
Fair value	3,789	6,990	40,388	$21,402	72,569
Weighted average yield	4.17%	3.28%	3.98%	4.70%	4.13%
Mortgage-backed:
Fair value	-	123,511	12,681	-	136,192
Weighted average yield	-	2.07%	2.15%	-	2.08%
Collateralized mortgage obligations (CMOs):
Fair value	2,446	85,216	-	-	87,662
Weighted average yield	2.58%	1.78%	-	-	1.81%
Pooled trust preferred: (1)
Fair value	-	-	-	2,439	2,439
Weighted average yield	-	-	-	-	-
Corporate debt:
Fair value	-	4,022	2,015	-	6,037
Weighted average yield	-	0.99%	1.40%	-	1.13%
Equity:
Fair value	-	-	-	7,655	7,655
Weighted average yield	-	-	-	3.12%	3.12%
Total fair value	$9,269	$260,683	$73,771	$31,496	$375,219
Weighted average yield	3.06%	1.90%	3.06%	3.82%	2.31%

Investment Securities Held-to-Maturity
State and municipal:
Amortized cost	-	$146	-	-	$146
Weighted average yield	-	6.98%	-	-	6.98%

Securities are assigned to categories based on stated contractual maturity except for mortgage-backed securities and CMOs which are based on anticipated payment periods and state and municipal securities which are based on pre-refunded date if applicable. Tax-exempt securities were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent and a Tax Equity and Financial Responsibility Act (TEFRA) adjustment of four basis points. Weighted average yields on investment securities available-for-sale are based on amortized cost.

(1) All pooled trust preferred securities are on non-accrual status.

Investment Securities - Trading

In 2014, QNB established a small percentage of its investment portfolio as trading in an effort to boost yields and income. During the first quarter of 2014 QNB sold approximately $5,000,000 of available-for-sale municipal securities with the proceeds reinvested into a municipal trading account. The fair value of the trading portfolio is $4,207,000 at December 31, 2014. QNB recorded $156,000 in non-interest income comprising realized and unrealized gains for 2014.

Investments Available-For-Sale

Available-for-sale investment securities include securities that management intends to use as part of its liquidity and asset/liability management strategy. These securities may be sold in response to changes in market interest rates, changes in the securities prepayment or credit risk, the need for liquidity, or growth in loan demand. At December 31, 2014, the fair value of investment securities available-for-sale was $375,219,000, or $1,375,000 above the amortized cost of $373,844,000. This compares to a fair value of $388,670,000, or $5,170,000 below the amortized cost of $393,840,000, at December 31, 2013. Unrealized holding gains, net of tax, of $907,000 were recorded as an increase to shareholders’ equity as of December 31, 2014. Unrealized holding losses, net of tax, of $3,412,000 were recorded as a decrease to shareholders’ equity as of December 31, 2013. The available-for-sale portfolio, excluding equity securities and the pooled trust preferred securities, had a weighted average maturity of approximately 3.5 years at December 31, 2014 and 3.8 years at December 31, 2013. The weighted average tax-equivalent yield was 2.31% and 2.42% at December 31, 2014 and 2013, respectively.

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

Investments Held-To-Maturity

Investment securities held-to-maturity are recorded at amortized cost. At December 31, 2014 and 2013, the amortized cost of investment securities held-to-maturity was $146,000 and $146,000, respectively, and the fair value was $156,000 and $162,000, respectively. At December 31, 2014 and 2013 there was a single municipal security in the held-to-maturity portfolio. The held-to-maturity portfolio had a weighted average maturity of approximately 1.8 years and 2.8 years at December 31, 2014 and December 31, 2013, respectively. The weighted average tax-equivalent yield was 6.98% at both December 31, 2014 and 2013.

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

QNB manages the risk associated with commercial loans by having lenders work in tandem with credit analysts while maintaining independence between personnel. In addition, a Bank loan committee and a committee of the Board of Directors review and approve certain loan requests on a weekly basis. At December 31, 2014, there were no concentrations of loans exceeding 10% of total loans other than disclosed in the Loan Portfolio table.

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

The Company originates fixed rate and adjustable-rate residential real estate loans that are secured by the underlying 1-to-4 family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the credit worthiness of the borrower, including debt-to-income ratios, credit scores and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. To reduce interest rate risk, substantially all originations of fixed-rate loans to individuals for 1-4 family residential mortgages with maturities of 15 years or greater are sold in the secondary market. With the increase in mortgage rates since the middle of 2013 that continued to mid-2014, mortgage loan origination activity has slowed. There was $380,000 in residential mortgage loans held-for-sale at December 31, 2014 and no mortgages held-for sale at December 31, 2013. These loans are carried at the lower of aggregate cost or market.

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

Total loans, excluding loans held-for-sale, at December 31, 2014 were $555,282,000, an increase of $53,566,000, or 10.7%, from December 31, 2013. This follows a 5.0% increase in outstanding loans in 2013. A key financial ratio, loans to deposits, improved to 65.2% at December 31, 2014, compared with 61.6%, at December 31, 2013. QNB continues to be committed to make loans available to credit worthy consumers and businesses.

The Allowance for Loan Losses Allocation table shows the percentage composition of the loan portfolio over the past five years. There was very little change in the composition of the portfolio between the periods ended December 31, 2013 and 2014. Loans secured by commercial real estate represent the largest sector of the portfolio, decreasing from 38.0% of the portfolio at December 31, 2013 to 36.7% of the portfolio at December 31, 2014, while balances in this sector grew by $12,932,000, or 6.8%, from $190,602,000 at December 31, 2013 to $203,534,000 at December 31, 2014. While loans secured by commercial real estate represent a significant portion of the total portfolio, the collateral is diversified including investment properties, manufacturing facilities, office buildings, hospitals, retirement and nursing home facilities, warehouses and owner-occupied facilities. Commercial real estate loans have drawn the attention of the regulators in recent years as a potential source of risk. As a result, QNB has increased its monitoring of these types of loans including obtaining updated appraisals on loans classified substandard or worse. As detailed in the Allowance for Loan Losses table, QNB had $70,000 in charge-offs in this category in 2014 compared with $639,000 in 2013. A partial charge-off of a commercial loan secured by a commercial building contributed to this charge off; at December 31, 2014, the property was under an agreement of sale.

Commercial loans secured by residential real estate increased by $5,405,000, or 11.3%, to $53,077,000 at December 31, 2014 and at 9.6% represent a slightly larger share of the overall portfolio at December 31, 2014. These loans represented 9.5% of the portfolio at year-end 2013. As noted earlier this category includes 1-4 unit residential investment properties that the owner/borrower rents out to tenants. Some of these properties are located outside the Bank’s market area and have experienced vacancies and significant declines in market value. Charge-offs in this category have increased over the past three years. Non-accrual commercial loans secured by residential real estate were $1,467,000 and $2,829,000 at December 31, 2014 and 2013, respectively, and loan charge-offs were $1,069,000 and $401,000, respectively, in 2014 and 2013. All of the charge-offs in 2014 and 2013 in this category relate to these out of market investment properties. In response, QNB has adjusted its guidelines to originate these types of loans.

Commercial and industrial loans, the second largest sector of the portfolio, continues to experience growth increasing $7,506,000, or 6.7%, to $118,845,000 at December 31, 2014. This followed growth in this category of $11,276,000, or 11.3%, in 2013. Commercial and industrial loans represented 21.4% of the portfolio at year-end 2014 compared with 22.2% at December 31, 2013. As noted earlier this category of loans generally presents a greater risk than loans secured by real estate since these loans are either secured by accounts receivable, inventory or equipment, or unsecured. Losses in commercial and industrial loans were significant during the years 2010-2011 with charge-offs totaling $1,300,000. However, in 2014, 2013 and 2012 charge-offs were $17,000, $68,000, and $101,000, respectively and in 2014, recoveries in this segment were $67,000, exceeding the charge-offs.

Loan Portfolio
December 31,	2014	2013	2012	2011	2010
Commercial:
Commercial and industrial	$118,845	$111,339	$100,063	$96,163	$86,628
Construction	23,471	15,929	11,061	15,959	18,611
Secured by commercial real estate	203,534	190,602	192,867	195,813	199,874
Secured by residential real estate	53,077	47,672	41,003	45,070	44,444
State and political subdivisions	44,104	33,773	34,256	35,127	31,053
Loans to depository institutions	-	1,250	3,250	4,515	-
Indirect lease financing	7,685	8,364	9,685	11,928	12,995
Retail:
1-4 family residential mortgages	37,147	29,730	28,733	25,518	23,127
Home equity loans and lines	63,213	59,977	54,860	57,579	62,726
Consumer	4,175	3,116	2,012	2,308	2,751
Total loans	555,251	501,752	477,790	489,980	482,209
Net unearned costs (fees)	31	(36)	(57)	(44)	(27)
Loans receivable	$555,282	$501,716	$477,733	$489,936	$482,182

Loan Maturities and Interest Sensitivity
December 31, 2014	One year or less	After one year through five years	After five years	Total
Commercial:
Commercial and industrial	$54,693	$36,232	$27,920	$118,845
Construction	8,249	813	14,409	23,471
Secured by commercial real estate	4,383	11,700	187,451	203,534
Secured by residential real estate	746	2,015	50,316	53,077
State and political subdivisions	45	6,317	37,742	44,104
Indirect lease financing	419	7,266	-	7,685
Retail:
1-4 family residential mortgages	-	564	36,583	37,147
Home equity loans and lines	7,449	5,430	50,334	63,213
Consumer	728	1,655	1,792	4,175
Total	$76,712	$71,992	$406,547	$555,251

Demand loans and loans with no stated maturity are included in one year or less.

The following shows the amount of loans due after one year that have fixed interest rates and variable or adjustable interest rates at December 31, 2014:

Loans with fixed predetermined interest rates:      $86,552,000

Loans with variable or adjustable interest rates:  $391,987,000

Construction loans increased 47.3% from $15,929,000, or 3.2% of the portfolio at December 31, 2013, to $23,471,000, or 4.2% of the portfolio at December 31, 2014. These loans are primarily to developers and builders for the construction of residential units or commercial buildings or to businesses for the construction of owner-occupied facilities. This portfolio is diversified among different types of collateral including: 1-4 family residential construction, medical and retirement home facilities, office buildings, hotels and land for development loans. Construction loans are generally made only on projects that have municipal approval. These loans are usually originated to include a short construction period followed by permanent financing provided through a commercial mortgage after construction is complete. Once construction is complete the balance is moved to the secured by commercial real estate category if the permanent financing is provided by the Bank. The growth in the portfolio in 2014 is primarily related to the Bank’s participation in a large project to improve downtown Allentown, Pennsylvania, which started in 2013, as well as construction loans for a number of business expansions in the Bank’s market footprint. There were no charge-offs in the construction loan portfolio since 2011 and construction loans on non-accrual continue to improve declining from $1,319,000 a December 31, 2013 to $337,000 at December 31, 2014.

Loans to state and political subdivisions increased from $33,773,000 at December 31, 2013 to $44,104,000 at December 31, 2014, an increase of $10,331,000, or 30.6%. This sector grew from 6.7% of the total loan portfolio at December 31, 2013 to 7.9% at December 31, 2014. The strong growth in 2014 followed a decrease of $483,000, or 1.4%, between 2012 and 2013. With the significant decline in interest rates many municipalities, counties and school districts are refinancing their existing bonds or bank debt. As a result, QNB is getting an opportunity to bid on many of these local issues and has been successful in winning several of those bids. The refinancing activity has also resulted in a reduction in yield. QNB expects the balance in this category to increase in 2015 as some of the bids placed during 2014 may fund during the first quarter of 2015.

Indirect lease financing receivables experienced a fifth consecutive year of declining balances. Balances dropped $679,000 from $8,364,000 at December 31, 2013 to $7,685,000 at December 31, 2014. These lease financing receivables were purchased from two third party sources. This portfolio contains leases to government agencies and universities as well as to industries hit hard by the slowdown in the economy: trucking, landscaping and construction. As a result of a high level of charge-offs and delinquency in this portfolio in 2008 and 2009, QNB strengthened its underwriting standards with regard to this portfolio. This tightening of underwriting standards resulted in a reduction in net charge-offs and the balance of non-performing leases. QNB experienced net charge-offs of $25,000 in 2014 and a net recovery of $28,000 in 2013. Non-performing assets, including repossessed equipment and non-accrual lease financing receivables, were $21,000 and $37,000 as of December 31, 2014 and 2013, respectively. The tightening of underwriting standards, as well as the elimination of one of the third party sources, has also resulted in the purchase of fewer leases.

QNB desires to become the “local consumer lender of choice” and to affect this QNB has refocused its retail lending efforts by strengthening the management of the area, adding new product offerings and by increasing marketing and promotion. This renewed focus resulted in increased balances in home equity loans and lines of $3,236,000, or 5.4%, to $63,213,000 at December 31, 2014. During 2014, in an effort to increase demand, QNB offered very attractive rates on both variable and fixed rate home equity loans and lines. These promotional rates along with excellent customer service including quick turnaround time contributed to the growth in home equity balances. With an improvement in home values and improving local economy, it is expected that the demand for home equity loans will continue to improve.

Consumer loans is another category that benefited from the renewed focus with balances increasing $1,059,000, or 34.0%, to $4,175,000 at December 31, 2014. During the fourth quarter of 2013, QNB reentered the private student loan market through a relationship with iHelp. These student loans are either fixed or variable rate with the rate dependent on the credit scores of the student and/or the cosigner. Principal and interest protection is provided by ReliaMax, an insurance company for private student loans. As of December 31, 2014 the balance of student loans was $907,000. Also contributing to the increase in consumer loan balances was competitive pricing on automobile loans.

QNB increased the balances of residential mortgage loans secured by first lien 1-4 family residential mortgages by $7,417,000, or 24.9%, to $37,147,000 at December 31, 2014. This followed an increase of $997,000, or 3.5%, between December 31, 2012 and December 31, 2013. In 2014, QNB retained some adjustable rate mortgages to borrowers with high credit scores and low loan to value ratios.

Non-Performing Assets

Non-performing assets include non-performing loans, OREO and repossessed assets and non-performing trust preferred securities. Non-performing assets declined for the third consecutive year, totaling $18,152,000 or 1.86% of total assets at December 31, 2014. This is down $2,156,000 from $20,308,000, or 2.18% of total assets at December 31, 2013. Included in non-performing assets in 2014 and 2013 is $2,439,000 and $2,069,000, respectively, of pooled trust preferred securities, discussed in the section titled “Investment Securities and Other Short-Term Investments”. The increase in the amount of non-performing pooled trust preferred securities is a result of the increase in the fair value of these securities, not as a result of the classification of additional securities.

Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and troubled debt restructured loans were $12,667,000 or 2.28% of total loans at December 31, 2014 compared with $15,413,000, or 3.07% of total loans at December 31, 2013. Loans on non-accrual status were $10,770,000 at December 31, 2014 compared with $13,453,000 at December 31, 2013. The reduction in non-accrual loans is the result of approximately $4,300,000 in payments and $1,100,000 in charge-offs which was partially offset by the designation of a large relationship as non-accrual in the fourth quarter 2014. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. Of the total amount of non-accrual loans at December 31, 2014, $5,418,000, or 50.3% of the loans classified as non-accrual, are current or past due less than 30 days as of the end of the year.

QNB had no loans 90 days or more past due and still accruing at December 31, 2014, compared to $1,000 in loans past due 90 days or more and still accruing at December 31, 2013. Total loans that are 30 days or more past due increased $1,317,000 to $6,703,000, representing 1.21% of total loans at December 31, 2014 compared with 1.07% of total loans at December 31, 2013. Restructured loans, as defined in accounting guidance for troubled debt restructuring in ASC 310-40, that have not already been included in loans past due 90 days or more and still accruing or in non-accrual loans totaled $1,897,000 and $1,960,000 at December 31, 2014 and 2013, respectively.

OREO and repossessed assets are in the “Other Assets” category on the Consolidated Balance Sheets. OREO totaled $3,025,000 and $2,825,000 at December 31, 2014 and 2013, respectively. Included in OREO at December 31, 2014 is one commercial property with a fair value of $2,325,000 that was under agreement of sale and settled in January 2015, a participation in a construction project with a fair value of $500,000, as well as two residential properties. OREO at December 31, 2013 consisted of the same commercial property and construction participation in the December 31, 2014 balance. Repossessed assets, which includes equipment from the indirect leasing portfolio, totaled $21,000 at December 31, 2014. There were no repossessed assets as of December 31, 2013.

Non-Performing Assets
December 31,	2014	2013	2012	2011	2010
Loans past due 90 days or more and accruing
Commercial:
Commercial and industrial	$-	-	$-	-	-
Construction	-	-	-	-	-
Secured by commercial real estate	-	-	-	$286	$259
Secured by residential real estate	-	-	-	-	-
State and political subdivisions	-	-	-	40	9
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	-	-	-	54	-
Retail:	-	-	-
1-4 family residential mortgages	-	-	-	-	-
Home equity loans and lines	-	-	-	-	-
Consumer	-	$1	-	-	-
Total loans past due 90 days or more and accruing	-	1	-	380	268

Non-accrual loans
Commercial:
Commercial and industrial	2,171	3,956	6,174	5,410	1,082
Construction	337	1,319	2,480	3,474	1,334
Secured by commercial real estate	6,465	4,630	6,748	7,547	3,837
Secured by residential real estate	1,467	2,829	2,390	1,158	97
State and political subdivisions	-	-	1	4	-
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	-	37	98	121	255
Retail:
1-4 family residential mortgages	225	401	335	515	433
Home equity loans and lines	104	265	346	368	145
Consumer	1	16	-	-	-
Total non-accrual loans	10,770	13,453	18,572	18,597	7,183

Restructured loans, not included above	1,897	1,960	2,578	2,413	2,421
Other real estate owned	3,025	2,825	1,151	826	75
Repossessed assets	21	-	10	-	15
Non-accrual pooled trust preferred securities	2,439	2,069	1,962	1,929	1,672
Total non-performing assets	$18,152	$20,308	$24,273	$24,145	$11,634
Total as a percent of total assets	1.86%	2.18%	2.64%	2.78%	1.44%

Additional loan quality information can be found in Note 5 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Management’s view is that loans classified as substandard or doubtful that are not included in the past due, non-accrual or restructured categories are potential problem loans. For some of these loans management may have knowledge of possible credit problems that will cause management to question the ability of the borrowers to comply with the present loan repayment terms. In addition to the marked improvement in total non-performing loans, commercial loans classified as substandard or doubtful, which includes non-performing loans, continue to improve. At December 31, 2014 substandard or doubtful loans totaled $34,354,000, a reduction of $4,469,000 or 11.5%, from the $38,823,000 reported as of December 31, 2013.

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

Economic conditions during the financial crisis and recession contributed to high rates of unemployment and a sharp decline in the residential and commercial real estate markets. These factors had a negative impact on both consumers and small businesses and contributed to higher than historical levels of net charge-offs, specific reserves and non-performing, impaired and classified loans. As a result higher provisions for loan losses were taken to bring the allowance for loan losses to adequate levels to support the decline in asset quality. Since December 31, 2008, the start of the financial crisis, QNB has increased its allowance for loan losses from $3,836,000, or 0.95% of total loans, to $8,001,000 or 1.44% of total loans at December 31, 2014. During 2014, economic conditions and asset quality have improved allowing for a reduction in the required allowance for loan losses. The allowance for loan losses was $8,925,000, or 1.78% of total loans at December 31, 2013.

Allowance for Loan Losses Allocation
December 31,	2014		2013		2012		2011		2010
	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans	Amount	Percent gross loans
Balance at end of period applicable to:
Commercial:
Commercial and industrial	$1,892	21.4%	$2,044	22.2%	$2,505	20.9%	$2,959	19.6%	$2,136	18.0%
Construction	297	4.2	439	3.2	209	2.3	556	3.3	633	3.9
Secured by commercial real estate	2,700	36.7	2,898	38.0	3,795	40.4	3,124	40.0	3,875	41.4
Secured by residential real estate	1,630	9.6	1,632	9.5	1,230	8.6	746	9.2	676	9.2
State and political subdivisions	221	7.9	186	6.7	260	7.2	195	7.2	108	6.4
Loans to depository institutions	-	-	4	0.2	15	0.7	20	0.9	-	0.0
Indirect lease financing	93	1.4	103	1.7	168	2.0	312	2.4	496	2.7
Retail:
1-4 family residential mortgages	312	6.7	303	5.9	324	6.0	249	5.2	212	4.8
Home equity loans and lines	453	11.4	583	12.0	582	11.5	625	11.7	646	13.0
Consumer	85	0.7	64	0.6	27	0.4	20	0.5	32	0.6
Unallocated	318		669		657		435		141
Total	$8,001	100.0%	$8,925	100.0%	$9,772	100.0%	$9,241	100.0%	$8,955	100.0%

Gross loans represent loans before unamortized net loan fees and costs. Percent gross loans lists the percentage of each loan type to total loans.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls may not be classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans and indirect lease financing loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. At December 31, 2014 and 2013, the recorded investment in loans for which impairment has been identified totaled $21,077,000 and $27,617,000, respectively, of which $19,019,000 and $22,515,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $2,058,000 and $5,102,000 at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013 the related allowance for loan losses associated with these loans was $1,194,000 and $2,022,000, respectively. See Note 5 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional detail of impaired loans.

Allowance for Loan Losses
	2014	2013	2012	2011	2010
Allowance for loan losses:
Balance, January 1	$8,925	$9,772	$9,241	$8,955	$6,217

Charge-offs
Commercial:
Commercial and industrial	17	68	101	732	568
Construction	-	-	-	634	-
Secured by commercial real estate	70	639	85	941	278
Secured by residential real estate	1,069	401	111	54	113
State and political subdivisions	-	-	-	-	-
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	39	2	85	43	254
Retail:
1-4 family residential mortgages	95	-	21	-	-
Home equity loans and lines	156	234	114	77	60
Consumer	167	77	64	26	54
Total charge-offs	1,613	1,421	581	2,507	1,327
Recoveries
Commercial:
Commercial and industrial	67	28	76	22	13
Construction	-	-	-	-	-
Secured by commercial real estate	3	1	76	13	-
Secured by residential real estate	48	60	-	-	-
State and political subdivisions	-	1	-	-	-
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	14	30	36	41	218
Retail:
1-4 family residential mortgages	1	-	2	-	-
Home equity loans and lines	110	28	12	4	-
Consumer	46	26	10	13	34
Total recoveries	289	174	212	93	265
Net charge-offs	(1,324)	(1,247)	(369)	(2,414)	(1,062)
Provision for loan losses	400	400	900	2,700	3,800
Balance, December 31	$8,001	$8,925	$9,772	$9,241	$8,955

Total loans (excluding loans held-for-sale)
Average	$523,825	$482,112	$480,068	$476,612	$466,524
Year-end	555,282	501,716	477,733	489,936	482,182

Ratios:
Net charge-offs to:
Average loans	0.25%	0.26%	0.08%	0.51%	0.23%
Loans at year-end	0.24	0.25	0.08	0.49	0.22
Allowance for loan losses	16.55	13.97	3.78	26.13	11.86
Provision for loan losses	331.00	311.75	41.00	89.44	27.95

Allowance for loan losses to:
Average loans	1.53%	1.85%	2.04%	1.94%	1.92%
Loans at year-end	1.44	1.78	2.05	1.89	1.86

QNB had net loan charge-offs of $1,324,000, or 0.25% of average loans for 2014 compared to $1,247,000, or 0.26% of average loans for 2013. One commercial real estate property, now under agreement of sale, was charged off in the amount of $70,000, management’s estimate of the shortfall from sale proceeds and book balance. The leasing portfolio’s charge-offs totaled $39,000 in 2014 and one commercial and industrial loan was charged off for $17,000. The majority of charge-offs recorded during 2014 had specific reserves established during the allowance for loan loss calculation process prior to the ultimate decision to charge-off the loan. Twenty-seven out of market residential investment property loans accounted for $1,069,000 of gross charge-offs of $1,613,000 in 2014. The remaining charge-offs totaling $418,000 are from the retail portfolio. For 2013, partial charge-offs of two commercial loans secured by owner occupied commercial buildings where the business ceased operations contributed $486,000 of the total charge-offs. Both of these properties were transferred to OREO with one sold in 2013 and the other sold in January 2015. In addition, thirteen out of market residential investment property loans accounted for another $401,000 of the charge-offs in 2013.

Management believes the allowance for loan losses of $8,001,000 is adequate as of December 31, 2014 in relation to the estimate of known and inherent losses in the portfolio.

Premises and equipment

Premises and equipment, net of depreciation decreased $173,000 to $9,702,000 at December 31, 2014.

Other assets

The category of other assets decreased $2,283,000 from $10,365,000 at December 31, 2013 to $8,082,000 at December 31, 2014. Most of the increase in other assets relates to the change in the deferred tax asset resulting from the change in fair value of the available-for-sale investment portfolio between December 31, 2013 and 2014. The net deferred tax asset was$2,925,000 at December 31, 2014, a decrease of $2,593,000 compared to $5,518,000 at December 31, 2013. The detail of the net deferred tax asset can be found in Note 11 in the Notes to Consolidated Financial Statements.

LIABILITIES

The following table presents total liabilities at the dates indicated:

			Change from prior year
Year ended December 31,	2014	2013	Amount	Percent
Deposits	$851,592	$814,532	$37,060	4.5%
Short-term borrowings	35,189	35,156	33	0.1
Long-term debt	-	5,000	(5,000)	-100.0
Accrued interest payable	344	392	(48)	-12.2
Other liabilities	3,656	2,178	1,478	67.9
Total liabilities	$890,781	$857,258	$33,523	3.9%

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

Total deposits increased $37,060,000, or 4.5%, to $851,592,000 at December 31, 2014. This follows an increase of $12,894,000, or 1.6%, between 2012 and 2013. The growth in deposits as well as the mix of deposits continues to be impacted by customers’ reactions to the industry, regulations and the interest rate environment. Given the low interest rate environment most customers are looking for transaction accounts that provide liquidity and pay a reasonable amount of interest. However, despite the decline in overall time deposit balances, those with maturities of 36 months through 60 months have increased due to some customers seeking a higher rate of interest and not being concerned about liquidity. Customers appear to be looking for the safety of FDIC insured deposits and the stability of a strong local community bank.

When comparing balances at December 31, 2014 to 2013, all categories increased. Similar to the past four years, the growth in 2014 was centered in lower-cost core deposits including interest-bearing demand and savings deposits, accounts with greater liquidity. This growth is consistent with customers seeking the highest rate for the shortest term and the liquidity of a non-maturity account especially in light of the slight rate differential between these deposits and time deposits The Bank currently offers several attractive non-maturity interest-bearing account options that pay very competitive rates and allow the flexibility to add and withdraw funds without penalty.

Contributing to the increase in total deposits was growth in non-interest bearing demand accounts which increased $10,933,000, or 14.4%, to $86,920,000 at December 31, 2014. This followed growth of $2,302,000, or 3.1%, between December 31, 2012 and December 31, 2013. These deposits are primarily comprised of business checking accounts and are volatile depending on the timing of deposits and withdrawals. Average non-interest bearing demand accounts increased $7,043,000, or 9.6%, to $80,427,000 when comparing 2014 to 2013. This compares to an increase of 9.3% in average balances when comparing 2013 to 2012. QNB has been successful in attracting new customers and expanding relationships with existing customers which not only contributes to the increase in balances but also provides an opportunity for fee income.

Interest-bearing demand accounts, retail and business interest checking and municipal accounts, increased $15,076,000, or 6.4%, to $251,986,000 at December 31, 2014. While all segments experienced growth in 2014, the majority of the growth was in retail checking, which also comprises the Rewards checking product and checking accounts for individuals over the age of 50, Select 50, which carry higher interest rates. Rewards checking balances increased from $34,969,000 at December 31, 2013 to $39,413,000 at December 31, 2014 and Select 50 balances increased from $53,822,000 to $59,627,000 over this same period. Personal interest-bearing balances also increased from $11,775,000 at December 31, 2013 to $12,908,000 at December 31, 2014. QNB continues to open a significant number of new checking accounts. Municipal deposits, which include school district and township deposits increased $2,324,000, or 1.9%, to $126,066,000 at December 31, 2014. During the past three years QNB has been successful in developing new relationships with several school districts and municipalities as well as expanding existing relationships with several others. The balances in these accounts are seasonal in nature and can be volatile on a daily basis. Most of the school district taxes are collected during the third quarter of the year and are disbursed over a nine month period. Average municipal deposits grew $16,226,000, or 15.6% for 2014. The total of all average interest-bearing demand accounts increased $25,474,000, or 11.9%, to $239,171,000 for 2014.

Total savings account balances increased $4,011,000, or 1.9%, to $211,240,000 at December 31, 2014. The increase in savings accounts is attributable to statement savings whose balances increased from $50,090,000 at December 31, 2013 to $54,682,000 at December 31, 2014. The balance of eSavings account, which was introduced in 2009 to compete with competitors’ online savings products currently yields 0.46%, declined $575,000 to $156,265,000 at December 31, 2014. Rate reductions from 1.85% to 0.45% since the creation of this product in 2009 have contributed to a slowdown in the tremendous growth this product experienced after its introduction.

Total time deposit account balances were $243,247,000 at December 31, 2014, an increase of $3,702,000, or 1.5%, from the amount reported at December 31, 2013. This followed a decline of $29,689,000, or 11.0%, in 2013. As higher yielding time deposits matured during the past two years they were frequently reinvested in the high yielding and liquid Rewards or Select 50 checking, or eSavings account which in many instances paid a rate higher than what was offered on short-term time deposits. After the Fed announced that it would likely leave rates unchanged until 2015 and the yield curve flattened as a result, many customers began looking for the highest yield and opted for a 36- to 60-month time deposits. Balances in time deposits with these terms increased $18,696,000, or 16.3%, from $114,913,000 December 31, 2013 to $133,609,000 at December 31, 2014.

To continue to attract and retain deposits, QNB plans to be competitive with respect to rates and to continue to deliver products with terms and features that appeal to customers. The QNB Rewards checking and online eSavings accounts are examples of such products.

Maturity of Time Deposits of $100,000 or More
Year ended December 31,	2014	2013	2012
Three months or less	$9,599	$9,808	$13,028
Over three months through six months	9,043	8,983	19,477
Over six months through twelve months	24,207	17,350	21,774
Over twelve months	51,571	49,601	41,066
Total	$94,420	$85,742	$95,345

Average Deposits by Major Classification
	2014		2013		2012
	Balance	Rate	Balance	Rate	Balance	Rate
Demand, non-interest bearing	$80,427	-	$73,384	-	$67,112	-
Interest-bearing demand	118,631	0.23%	109,383	0.24%	98,351	0.30%
Municipals interest-bearing demand	120,540	0.33	104,314	0.37	72,464	0.50
Money market	58,333	0.22	65,744	0.20	77,269	0.30
Savings	208,629	0.37	202,053	0.41	188,716	0.60
Time	151,002	1.08	162,837	1.16	180,293	1.33
Time of $100,000 or more	91,522	1.26	91,124	1.31	101,579	1.43
Total	$829,084	0.53%	$808,839	0.58%	$785,784	0.75%

Short-term borrowings and long-term debt

Short-term borrowings comprising commercial sweep accounts remained flat, growing $33,000 to $35,189,000 at December 31, 2014. In April 2014, QNB paid off a term repo borrowing from a correspondent bank of $5,000,000.

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

An additional source of liquidity is provided by the Bank’s membership in the FHLB. At December 31, 2014, the Bank had a maximum borrowing capacity with the FHLB of approximately $227,142,000. The maximum borrowing capacity changes as a function of qualifying collateral assets. QNB had no outstanding borrowings with the FHLB at December 31, 2014 and 2013. In addition, the Bank maintains three unsecured Federal funds lines with three correspondent banks totaling $31,000,000. At December 31, 2014 and 2013, there were no outstanding borrowings under these lines. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn. As part of its contingency funding plan, QNB successfully tested its ability to borrow from these sources during the fourth quarter of 2014.

Total cash and cash equivalents, trading and available-for-sale securities and loans held-for-sale totaled $398,051,000 at December 31, 2014 and $404,956,000 at December 31, 2013. The $6,905,000 decrease in liquid sources is primarily the result of a $9,244,000 decrease in trading plus available-for-sale securities which, along with the increase in deposits, helped fund the growth in loans in 2014. These liquid sources should be adequate to meet normal fluctuations in loan demand or deposit withdrawals. It is still anticipated that the investment portfolio will continue to provide sufficient liquidity as municipal bonds are called and as principal and interest payments on mortgage-backed and CMO securities provide steady cash flow. An increase in interest rates, however, would result in decreased cash flow available from the investment portfolio.

Approximately $206,774,000 and $207,868,000 of available-for-sale securities at December 31, 2014 and 2013, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

Other liabilities

The $1,478,000 increase in other liabilities in 2014 consists primarily of purchased, but not settled, marketable securities totaling $1,355,000. QNB purchased three municipal securities with trade dates in December 2014. The securities were funded and delivered in January 2015.

SHAREHOLDERS’ EQUITY

The following table presents total shareholders’ equity at the dates indicated:

			Change from prior year
Year ended December 31,	2014	2013	Amount	Percent
Common stock	$2,176	$2,148	$28	1.3%
Surplus	14,819	13,747	1,072	7.8
Retained earnings	70,928	65,618	5,310	8.1
Accumulated other comprehensive income (loss), net of tax	907	(3,412)	4,319	126.6
Treasury stock	(2,476)	(2,476)	-	-
Total shareholders' equity	$86,354	$75,625	$10,729	14.2%

Total shareholders’ equity increased $10,729,000, or 14.2%, to $86,354,000 at December 31, 2014 with retained earnings -- net income less dividends paid -- contributing $5,310,000 and the dividend reinvestment and stock purchase plan, employee stock purchase plan and stock option plan contributing $988,000. Accumulated other comprehensive income increased $4,319,000 resulting from the increase in fair value of the available-for-sale investment portfolio caused by decreasing interest rates in 2014. QNB remains “well capitalized” based on FDIC requirements.

Capital Adequacy

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB’s shareholders’ equity at December 31, 2014 was $86,354,000, or 8.84% of total assets, compared to shareholders’ equity of $75,625,000, or 8.11% of total assets, at December 31, 2013. Shareholders’ equity at December 31, 2014 included a positive adjustment of $907,000 related to unrealized holding gains, net of taxes, on investment securities available for sale while shareholders’ equity at December 31, 2013 included a negative adjustment of $3,412,000, related to unrealized holding losses, net of taxes, on investment securities available-for-sale. Excluding these adjustments, shareholders’ equity to total assets would have been 8.75% and 8.44% at December 31, 2014 and 2013, respectively.

Average shareholders’ equity and average total assets were $82,623,000 and $947,864,000 for 2014, an increase of 7.8% and 2.7%, respectively, from 2013 average equity and average total assets of $76,663,000 and $923,188,000, respectively. The ratio of average total equity to total average assets was 8.72% for 2014, compared to 8.30% for 2013.

QNB is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law as amended (the BCL). The BCL operates generally to preclude dividend payments, if the effect thereof would render QNB insolvent, as defined. As a practical matter, QNB’s payment of dividends is contingent upon its ability to obtain funding in the form of dividends from the Bank. Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2014, $76,232,000 of retained earnings was available for dividends without prior regulatory approval, subject to the regulatory capital requirements discussed below. QNB paid dividends to its shareholders of $1.12 per share and $1.08 per share in 2014 and 2013, respectively.

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

The minimum regulatory capital ratios are 4.00% for Tier 1 capital, 8.00% for total risk-based capital and 4.00% for leverage. Under the requirements, at December 31, 2014 and 2013, QNB has a Tier 1 capital ratio of 12.79% and 12.68%, a total risk-based ratio of 14.06% and 14.01%, and a leverage ratio of 8.65% and 8.45%, respectively. All regulatory capital ratios have improved from December 31, 2013 as the growth rate of Tier I and total capital has exceeded the growth rate of risk-weighted and average assets.

Continuing to impact risk-weighted assets is the $26,451,000 of risk-weighted assets due to mezzanine tranches of pooled trust preferred securities that were downgraded below investment grade during the first quarter of 2009. Although the amortized cost of these securities was only $3,519,000 at December 31, 2014, regulatory guidance required an additional $22,932,000 to be included in risk-weighted assets. The Bank utilized the method as outlined in the Call Report Instructions for an available-for-sale bond that has not triggered the Low Level Exposure (LLE) rule. The mezzanine tranches of CDOs that utilized this method of risk-weighting are five out of six pooled trust preferred securities (PreTSLs) held by the Bank as of December 31, 2014. The other pooled trust preferred security has only one tranche remaining so the treatment noted above does not apply.

QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $749,000 and $823,000 to capital during 2014 and 2013, respectively.

The Board of Directors has authorized the repurchase of up to 100,000 shares of QNB’s common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of December 31, 2014 and 2013, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There were no shares repurchased under the plan since the first quarter of 2009.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established five capital level designations ranging from “well capitalized” to “critically undercapitalized.” At December 31, 2014 and 2013, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject and have met the “well-capitalized” criterion which requires minimum Tier I and total risk-based capital ratios of 6.00% and 10.00%, respectively, and a leverage ratio of 5.00%.

In July 2013, the Federal bank regulatory agencies adopted final rules that revise the agencies’ capital adequacy guidelines and prompt corrective action rules. These final rules were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. The new minimum capital to risk-adjusted assets requirements are a common equity Tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a Tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements are effective on January 1, 2015. The capital conservation buffer requirements phase in over a three-year period beginning January 1, 2016.

QNB will continue to analyze these new rules and their effects on the business, operations and capital levels of the Company and the Bank. The following table summarizes QNB’s and the Bank’s regulatory capital position at December 31, 2014 and December 31, 2013.

Capital Analysis
December 31,	2014	2013
Tier 1
Shareholders' equity	$86,354	$75,625
Net unrealized securities (gains) losses, net of tax	(907)	3,412
Disallowed goodwill and other disallowed intangible assets	(8)	-
Total Tier I risk-based capital	85,439	79,037

Tier 2
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	8,060	7,806
Unrealized gains on equity securities, net of tax	428	487
Total risk-based capital	$93,927	$87,330
Risk-weighted assets	$667,818	$623,389
Quarterly average assets for leverage capital purposes	$987,527	$935,477

Capital Ratios
December 31,	2014	2013
Tier 1 capital/risk-weighted assets	12.79%	12.68%
Total risk-based capital/risk-weighted assets	14.06%	14.01%
Tier 1 capital/average assets (leverage ratio)	8.65%	8.45%

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

Stock-Based Compensation

At December 31, 2014, QNB sponsored stock-based compensation plans, administered by a Board committee, under which both qualified and nonqualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with ASC 718, Compensation – Stock Compensation. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimates the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to Company for fiscal year ended December 31, 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements are set forth in this Annual Report on Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm	Page 43
Consolidated Balance Sheets	Page 45
Consolidated Statements of Income	Page 46
Consolidated Statements of Comprehensive Income (Loss)	Page 47
Consolidated Statements of Shareholders’ Equity	Page 48
Consolidated Statements of Cash Flows	Page 49
Notes to Consolidated Financial Statements	Page 50

Management’s Report on Internal Control over Financial Reporting

March 13, 2015

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, in relation to criteria for effective internal control over financial reporting as described in “Internal Control Integrated Framework (1992),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) which was subsequently updated in 2013. Based on this assessment, management concludes that, as of December 31, 2014, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (1992).”

Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2014 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, as stated in their reports, which are included herein.

/s/ David W. Freeman	/s/ Janice McCracken Erkes
David W. Freeman	Janice McCracken Erkes
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

QNB Corp.

We have audited QNB Corp. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the entity’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended, and our report dated March 13, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ Baker Tilly Virchow Krause, LLP

Allentown, Pennsylvania

March 13, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

QNB Corp.

We have audited the accompanying balance sheets of QNB Corp. and subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QNB Corp. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QNB Corp. and subsidiary’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Baker Tilly Virchow Krause, LLP

Allentown, Pennsylvania

March 13, 2015

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
December 31,	2014	2013
Assets
Cash and due from banks	$11,102	$12,717
Interest-bearing deposits in banks	7,143	3,569
Total cash and cash equivalents	18,245	16,286

Investment securities
Trading	4,207	-
Available-for-sale (amortized cost $373,844 and $393,840)	375,219	388,670
Held-to-maturity (fair value $156 and $162)	146	146
Restricted investment in bank stocks	647	1,764
Loans held-for-sale	380	-
Loans receivable	555,282	501,716
Allowance for loan losses	(8,001)	(8,925)
Net loans	547,281	492,791
Bank-owned life insurance	10,658	10,407
Premises and equipment, net	9,702	9,875
Accrued interest receivable	2,568	2,579
Other assets	8,082	10,365
Total assets	$977,135	$932,883

Liabilities
Deposits
Demand, non-interest bearing	$86,920	$75,987
Interest-bearing demand	251,986	236,910
Money market	58,199	54,861
Savings	211,240	207,229
Time	148,827	153,803
Time of $100,000 or more	94,420	85,742
Total deposits	851,592	814,532
Short-term borrowings	35,189	35,156
Long-term debt	-	5,000
Accrued interest payable	344	392
Other liabilities	3,656	2,178
Total liabilities	890,781	857,258

Shareholders' Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,481,227 shares and 3,436,227 shares issued; 3,316,658 and 3,271,658 shares outstanding	2,176	2,148
Surplus	14,819	13,747
Retained earnings	70,928	65,618
Accumulated other comprehensive income (loss), net of tax	907	(3,412)
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	86,354	75,625
Total liabilities and shareholders' equity	$977,135	$932,883

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
Year ended December 31,	2014	2013
Interest Income
Interest and fees on loans	$22,759	$22,245
Interest and dividends on investment securities:
Taxable	5,406	5,611
Tax-exempt	2,223	2,682
Interest on trading securities	158	-
Interest on interest-bearing balances and other interest income	124	46
Total interest income	30,670	30,584
Interest Expense
Interest on deposits
Interest-bearing demand	673	649
Money market	126	133
Savings	770	820
Time	1,636	1,882
Time of $100,000 or more	1,155	1,189
Interest on short-term borrowings	114	111
Interest on long-term debt	70	249
Total interest expense	4,544	5,033
Net interest income	26,126	25,551
Provision for loan losses	400	400
Net interest income after provision for loan losses	25,726	25,151
Non-Interest Income
Total other-than-temporary impairment loss on investment securities	-	(43)
Less: Portion of loss recognized in other comprehensive income (before taxes)	-	-
Net other-than temporary impairment losses on investment securities	-	(43)
Net gain on sale of investment securities	1,112	867
Net gain on investment securities	1,112	824
Net gain on trading activities	156	-
Fees for services to customers	1,687	1,594
ATM and debit card	1,485	1,499
Retail brokerage and advisory	657	523
Bank-owned life insurance	472	320
Merchant	299	367
Net gain on sale of loans	258	425
Gain on sale of internet domain name	1,000	-
Other	416	261
Total non-interest income	7,542	5,813
Non-Interest Expense
Salaries and employee benefits	11,649	10,553
Net occupancy	1,705	1,638
Furniture and equipment	1,753	1,714
Marketing	841	971
Third party services	1,677	1,488
Telephone, postage and supplies	730	670
State taxes	617	690
FDIC insurance premiums	686	705
Other	1,968	1,797
Total non-interest expense	21,626	20,226
Income before income taxes	11,642	10,738
Provision for income taxes	2,644	2,346
Net Income	$8,998	$8,392
Earnings Per Share - Basic	$2.73	$2.58
Earnings Per Share - Diluted	$2.72	$2.57

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(in thousands)
Year ended December 31,	2014			2013
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$11,642	$2,644	$8,998	$10,738	$2,346	$8,392
Other comprehensive income:
Net unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	7,657	2,604	5,053	(11,098)	(3,774)	(7,324)
Reclassification adjustment for gains included in net income	(1,112)	(378)	(734)	(824)	(280)	(544)
Other comprehensive income (loss)	6,545	2,226	4,319	(11,922)	(4,054)	(7,868)
Total comprehensive income (loss)	$18,187	$4,870	$13,317	$(1,184)	$(1,708)	$524

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					Accumulated
	Number of				other
	shares	Common		Retained	comprehensive	Treasury
(in thousands, except share and per share data)	outstanding	stock	Surplus	earnings	income (loss)	stock	Total
Balance, December 31, 2012	3,228,003	$2,121	$12,787	$60,735	$4,456	$(2,476)	$77,623
Net income	-	-	-	8,392	-	-	8,392
Other comprehensive loss, net of tax	-	-	-	-	(7,868)	-	(7,868)
Cash dividends declared ($1.08 per share)	-	-	-	(3,509)	-	-	(3,509)
Stock issued in connection with dividend reinvestment and stock purchase plan	35,481	22	801	-	-	-	823
Stock issued for employee stock purchase plan	3,692	2	77	-	-	-	79
Stock issued for options exercised	4,482	3	9	-	-	-	12
Tax benefit of stock options exercised	-	-	2	-	-	-	2
Stock-based compensation expense	-	-	71	-	-	-	71
Balance, December 31, 2013	3,271,658	$2,148	$13,747	$65,618	$(3,412)	$(2,476)	$75,625
Net income	-	-	-	8,998	-	-	8,998
Other comprehensive income, net of tax	-	-	-	-	4,319	-	4,319
Cash dividends declared ($1.12 per share)	-	-	-	(3,688)	-	-	(3,688)
Stock issued in connection with dividend reinvestment and stock purchase plan	29,288	18	731	-	-	-	749
Stock issued for employee stock purchase plan	3,239	2	72	-	-	-	74
Stock issued for options exercised	12,473	8	157	-	-	-	165
Tax benefit of stock options exercised	-	-	29	-	-	-	29
Stock-based compensation expense	-	-	83	-	-	-	83
Balance, December 31, 2014	3,316,658	$2,176	$14,819	$70,928	$907	$(2,476)	$86,354

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
Year ended December 31,	2014	2013
Operating Activities
Net income	$8,998	$8,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,167	1,146
Provision for loan losses	400	400
Net gains on investment securities available-for-sale	(1,112)	(824)
Net loss on sale of repossessed assets, other real estate owned and premises and equipment	2	179
Net gain on sale of loans	(258)	(425)
Gain on sale of internet domain name	(1,000)	-
Proceeds from sales of residential mortgages held-for-sale	6,589	17,022
Origination of residential mortgages held-for-sale	(6,711)	(14,981)
Income on bank-owned life insurance	(472)	(320)
Stock-based compensation expense	83	71
Net increase in trading securities	(4,207)	-
Deferred income tax expense	368	212
Net (decrease) increase in income taxes payable	(65)	35
Net decrease in accrued interest receivable	11	224
Amortization of mortgage servicing rights and change in valuation allowance	62	55
Net amortization of premiums and discounts on investment securities	2,148	2,265
Net decrease in accrued interest payable	(48)	(95)
(Increase) decrease in other assets	(100)	4,140
Increase (decrease) in other liabilities	122	(173)
Net cash provided by operating activities	5,977	17,323
Investing Activities
Proceeds from payments, maturities and calls of investment securities available-for-sale	82,360	110,123
Proceeds from the sale of investment securities available-for-sale	29,972	19,559
Purchases of investment securities available-for-sale	(92,017)	(130,213)
Proceeds from redemption of investment in restricted bank stock	3,673	656
Purchase of restricted bank stock	(2,556)	(176)
Net increase in loans	(55,263)	(28,751)
Net purchases of premises and equipment	(995)	(2,048)
Proceeds from sale of internet domain name	1,000	-
Redemption of bank-owned life insurance	234	-
Proceeds from sales of repossessed assets	152	1,678
Net cash used by investing activities	(33,440)	(29,172)
Financing Activities
Net increase in non-interest bearing deposits	10,933	2,302
Net increase in interest-bearing deposits	26,127	10,592
Net increase in short-term borrowings	33	2,668
Repayments of long-term debt	(5,000)	(287)
Tax benefit from exercise of stock options	29	2
Cash dividends paid, net of reinvestment	(3,328)	(3,130)
Proceeds from issuance of common stock	628	535
Net cash provided by financing activities	29,422	12,682
Increase in cash and cash equivalents	1,959	833
Cash and cash equivalents at beginning of year	16,286	15,453
Cash and cash equivalents at end of year	$18,245	$16,286
Supplemental Cash Flow Disclosures
Interest paid	$4,592	$5,128
Income taxes paid	2,310	2,095
Non-cash transactions
Transfer of loans to repossessed assets or other real estate owned	373	3,521
Unsettled trades to purchase securities	1,355	-

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

Use of Estimates

These statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and predominant practices within the banking industry. The preparation of these consolidated financial statements requires QNB to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. QNB evaluates estimates on an on-going basis. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the determination of the valuation of other real estate owned, the fair value of financial instruments, other-than-temporary impairment of investment securities, the determination of impairment of restricted bank stock and the valuation of deferred tax assets and income taxes. QNB bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Trading Securities

The Company engages in trading activities for its own account. Interest and dividends are included in interest income. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. In 2014, QNB sold approximately $5,000,000 in available-for-sale municipal securities and established a trading account with a broker with a balance of $4,207,000 at December 31, 2014, consisting of municipal securities and a brokerage cash account of $1,160,000. QNB had no trading securities at December 31, 2013.

Investment Securities

Investment securities that QNB has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Interest and dividends are included in interest income. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported in other comprehensive income or loss, a separate component of shareholders’ equity. Management determines the appropriate classification of securities at the time of purchase.

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

Restricted Investment in Bank Stock

Restricted bank stock is comprised of restricted stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) in the amount of $635,000 and the Atlantic Community Bankers Bank in the amount of $12,000 at December 31, 2014. Federal law requires a member institution of the FHLB to hold stock of its district bank according to a predetermined formula. These restricted securities are carried at cost.

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

Servicing Assets

Servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets. When mortgage loans are sold, a portion of the cost of originating the loan is allocated to the servicing rights based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The Company subsequently measures servicing rights using the amortization method where servicing rights are amortized in proportion to and over the period of estimated net servicing income. On a quarterly basis an independent third party determines the fair value of QNB’s servicing assets. These assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranches. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the valuation allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into other noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. At December 31, 2014 and 2013, the Company had foreclosed assets of $3,025,000 and $2,825,000, respectively. These amounts are included in other assets on the balance sheet.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (continued)

Bank-Owned Life Insurance (continued)

The Company follows the accounting guidance for postretirement benefit aspects of endorsement split-dollar life insurance arrangements which applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance policies. It requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. The expense recorded during 2014 and 2013 was approximately $21,000 and $19,000, respectively, and is included in non-interest expense under salaries and benefits expense.

Stock-Based Compensation

At December 31, 2014, QNB sponsored stock-based compensation plans, administered by a Board committee, under which both qualified and non-qualified stock options may be granted periodically to certain employees. QNB accounts for all awards granted under stock-based compensation plans in accordance with FASB ASC 718, Compensation - Stock Compensation. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.

Stock-based compensation expense was approximately $83,000 and $71,000 for the years ended December 31, 2014 and 2013, respectively. There was no tax benefit recognized related to this compensation for the years ended December 31, 2014 and 2013.

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

Year ended December 31,	2014	2013
Risk free interest rate	0.69%	0.35%
Dividend yield	4.28	4.26
Volatility	28.1	34.1
Expected life (years)	5.0	5.0

The weighted average fair value per share of options granted during 2014 and 2013 was $3.81 and $4.52, respectively. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

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

In connection with the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions, QNB has evaluated its tax positions as of December 31, 2014. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has more than a 50 percent likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more-likely-than-not” threshold guidelines, QNB believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. As of December 31, 2014, QNB had no material unrecognized tax benefits or accrued interest and penalties. QNB’s policy is to account for interest as a component of interest expense and penalties as a component of other expense. The Company and its subsidiary are subject to U.S. Federal income tax as well as income tax of the Commonwealth of Pennsylvania. QNB is no longer subject to examination by U.S. Federal or State taxing authorities for years before 2011.

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

Revenue Recognition

The Company recognizes revenue in the consolidated statements of income as it is earned and when collectability is reasonably assured. The primary source of revenue is interest income from interest earning assets, which is recognized on the accrual basis of accounting using the effective interest method. The recognition of revenues from interest earning assets is based upon formulas from underlying loan agreements, securities contracts or other similar contracts. Non-interest income is recognized on the accrual basis of accounting as services are provided or as transactions occur. Non-interest income includes fees from brokerage and advisory service, deposit accounts, merchant services, ATM and debit card fees, mortgage banking activities, and other miscellaneous services and transactions.

Advertising Costs

Advertising costs are recorded in the period they are incurred within operating expenses in non-interest expense in the consolidated statements of income.

Financial Instruments with Off-Balance-Sheet Risk

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. The Company uses the same credit policies in making commitments and contractual obligations as it does for on-balance-sheet instruments. The Company reflects its estimate of credit risk for these instruments in other liabilities on the consolidated balance sheet with the corresponding expense recorded in other operating expenses in the consolidated statement of income.

Subsequent Events

QNB has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2014 for items that should potentially be recognized or disclosed in these consolidated financial statements.

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04 – Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The objective of this ASU is to promote uniformity in practice on this topic. The amendment is effective for fiscal years and interim periods within those years beginning after December 15, 2014. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements but will result in expanded disclosures.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU was issued to help improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The ASU’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the effect of adopting this new ASU.

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The provisions in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently evaluating the impact the adoption of the standard will have on its financial position or results of operations.

Note 2 – Earnings Per Share and Share Repurchase Plan

The following table sets forth the computation of basic and diluted earnings per share:

Year ended December 31,	2014	2013
Numerator for basic and diluted earnings per share - net income	$8,998	$8,392
Denominator for basic earnings per share - weighted average shares outstanding	3,291,939	3,248,397
Effect of dilutive securities - employee stock options	10,635	11,678
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,302,574	3,260,075
Earnings per share - basic	$2.73	$2.58
Earnings per share - diluted	$2.72	$2.57

There were 28,700 and 49,800 stock options that were anti-dilutive as of December 31, 2014 and 2013, respectively. These stock options were not included in the above calculation.

On January 24, 2008, QNB announced that the Board of Directors authorized the repurchase of up to 50,000 shares of its common stock in open market or privately negotiated transactions. On February 9, 2009, the Board of Directors approved increasing the authorization to 100,000 shares. The repurchase authorization does not bear a termination date. There were no shares repurchased during the years ended December 31, 2014 or 2013. As of December 31, 2014 and 2013, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000 and recorded to Treasury stock.

Note 3 – Cash and Cash Equivalents

Included in cash and cash equivalents are reserves in the form of deposits with the Federal Reserve Bank of Philadelphia. As of December 31, 2014 and 2013 QNB was not required to maintain reserves with the Federal Reserve Bank of Philadelphia.

Note 4 - Investment Securities

Trading

Starting in 2014, QNB engaged in trading activities for its own account. Municipal securities that are held principally for resale in the near term are recorded in the trading account at fair value with changes in fair value recorded in net gain on trading activities in non-interest income. There were net realized and unrealized gains of $156,000 for 2014. Unrealized gains on trading activity related to trading securities still held at December, 2014 totaled $24,000. Interest and dividends are included in interest income.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities (continued)

There were no trading securities held by QNB at December 31, 2013. Trading securities, at fair value, at December 31, 2014 were as follows:

Fair
December 31, 2014	value
State and municipal	$4,207

Available-For-Sale

The amortized cost and fair values of investment securities available-for-sale at December 31, 2014 and 2013 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2014	value	gains	losses	cost
U.S. Government agency	$62,665	$212	$(472)	$62,925
State and municipal	72,569	1,500	(150)	71,219
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	136,192	1,819	(466)	134,839
Collateralized mortgage obligations (CMOs)	87,662	330	(1,300)	88,632
Pooled trust preferred	2,439	160	(1,240)	3,519
Corporate debt	6,037	30	-	6,007
Equity	7,655	1,022	(70)	6,703
Total investment securities available-for-sale	$375,219	$5,073	$(3,698)	$373,844

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2013	value	gains	losses	cost
U.S. Government agency	$71,639	$195	$(1,702)	$73,146
State and municipal	87,199	1,023	(1,627)	87,803
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	139,723	1,436	(2,361)	140,648
Collateralized mortgage obligations (CMOs)	75,394	556	(2,334)	77,172
Pooled trust preferred	2,069	85	(1,535)	3,519
Corporate debt	6,021	24	(13)	6,010
Equity	6,625	1,127	(44)	5,542
Total investment securities available-for-sale	$388,670	$4,446	$(9,616)	$393,840

The amortized cost and fair value of securities available-for-sale by contractual maturity at December 31, 2014 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and state and municipal securities which are based on pre-refunded date, if applicable.

		Amortized
December 31, 2014	Fair value	cost
Due in one year or less	$9,269	$9,170
Due after one year through five years	260,683	260,108
Due after five years through ten years	73,771	73,496
Due after ten years	23,841	24,367
Equity securities	7,655	6,703
Total investment securities available-for-sale	$375,219	$373,844

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities (continued)

Proceeds from sales of investment securities available-for-sale were $29,972,000 and $19,559,000 for the years ended December 31, 2014 and 2013, respectively.

The following table presents information related to the Company’s gains and losses on the sales of equity and debt securities, and losses recognized for the other-than-temporary impairment (OTTI) of these investments.

December 31,	2014				2013
			Other-than-				Other-than-
	Gross	Gross	temporary		Gross	Gross	temporary
	realized	realized	impairment		realized	realized	impairment
	gains	losses	losses	Net gains	gains	losses	losses	Net gains
Equity securities	$1,051	$(6)	$-	$1,045	$672	$-	$(43)	$629
Debt securities	310	(243)	-	67	196	(1)	-	195
Total	$1,361	$(249)	$-	$1,112	$868	$(1)	$(43)	$824

The tax expense applicable to the net realized gains were $378,000 and $280,000 for the years ended December 31, 2014 and 2013.

There were no other-than-temporary impairment charges recognized for debt securities still held by QNB for the years ended December 31, 2014 or 2013.

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

The following table presents a rollforward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the year. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized in 2014 or 2013. In November 2014, the Bank sold a pooled trust preferred holding, PreTSL V, which had OTTI recorded in a prior period. The bank recorded a gain on sale of $56,000 for this security, which had a carrying value of $0. The following table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Year ended December 31,	2014	2013
Balance, beginning of year	$1,271	$1,271
Reductions: sale, collateralized debt obligation	(118)	-
Additions:
Initial credit impairments	-	-
Subsequent credit impairments	-	-
Balance, end of year	$1,153	$1,271

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities (continued)

Held-To-Maturity

The amortized cost and fair values of investment securities held-to-maturity at December 31, 2014 and December 31, 2013 were as follows:

December 31,	2014				2013
		Gross	Gross			Gross	Gross
		unrealized	unrealized			unrealized	unrealized
	Amortized	holding	holding	Fair	Amortized	holding	holding	Fair
	cost	gains	losses	value	cost	gains	losses	value
State and municipal	$146	$10	$-	$156	$146	$16	$-	$162

The amortized cost and fair value of securities held-to-maturity by contractual maturity at December 31, 2014 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Amortized
December 31, 2014	Fair value	cost
Due in one year or less	-	-
Due after one year through five years	$156	$146
Due after five years through ten years	-	-
Due after ten years	-	-
Total investment securities held-to-maturity	$156	$146

There were no sales of investment securities classified as held-to-maturity during 2014 or 2013.

At December 31, 2014 and December 31, 2013, investment securities available-for-sale totaling $206,774,000 and $207,868,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

Securities that have been in a continuous unrealized loss position are as follows:

December 31, 2014
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency	29	$15,466	$(30)	$23,941	$(442)	$39,407	$(472)
State and municipal	39	3,452	(31)	11,964	(119)	15,416	(150)
Mortgage-backed	34	6,521	(15)	38,586	(451)	45,107	(466)
Collateralized mortgage obligations (CMOs)	51	2,003	(205)	35,687	(1,095)	37,690	(1,300)
Pooled trust preferred	5	-	-	1,978	(1,240)	1,978	(1,240)
Equity	7	1,303	(70)	-	-	1,303	(70)
Total	165	$28,745	$(351)	$112,156	$(3,347)	$140,901	$(3,698)

December 31, 2013
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency	44	$54,563	$(1,548)	$2,846	$(154)	$57,409	$(1,702)
State and municipal	87	33,750	(1,379)	4,288	(248)	38,038	(1,627)
Mortgage-backed	54	75,720	(2,238)	1,884	(123)	77,604	(2,361)
Collateralized mortgage obligations (CMOs)	45	33,622	(1,413)	18,567	(921)	52,189	(2,334)
Pooled trust preferred	5	-	-	1,683	(1,535)	1,683	(1,535)
Corporate debt	2	1,987	(13)	-	-	1,987	(13)
Equity	3	394	(24)	136	(20)	530	(44)
Total	240	$200,036	$(6,615)	$29,404	$(3,001)	$229,440	$(9,616)

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities (continued)

Management evaluates debt securities, which are comprised of U.S. Government Agencies, state and municipalities, mortgage-backed securities, CMOs and other issuers, for OTTI and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at December 31, 2014 in U.S. Government securities, state and municipal securities, mortgage-backed securities and CMOs are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. QNB has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds six pooled trust preferred securities as of December 31, 2014. These securities have a total amortized cost of $3,519,000 and a fair value of $2,439,000. Five of the six securities have been in an unrealized loss position for more than twelve months. All of the pooled trust preferred securities are available-for-sale securities and are carried at fair value.

The following table provides additional information related to pooled trust preferred securities (PreTSLs) as of December 31, 2014:

Deal	Class	Book value	Fair value	Unreal- ized gains (losses)	Realized OTTI credit loss (YTD 2014)	Total recognized OTTI credit loss	Moody's /Fitch ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine*	$243	$208	$(35)	$-	$(1)	B1/B	5	-	18.0%	140.2%
PreTSL XVII	Mezzanine	752	502	(250)	-	(222)	C/C	34	5	27.3	87.2
PreTSL XIX	Mezzanine	988	508	(480)	-	-	C/C	38	12	13.3	92.4
PreTSL XXV	Mezzanine	766	423	(343)	-	(222)	C/C	48	5	30.7	85.5
PreTSL XXVI	Mezzanine	469	337	(132)	-	(270)	C/C	43	7	25.9	91.0
PreTSL XXVI	Mezzanine	301	461	160	-	(438)	C/C	43	7	25.9	91.0
		$3,519	$2,439	$(1,080)	$-	$(1,153)

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

On January 14, 2014, Regulators released a final interim rule authorizing retention of pooled trust preferred securities backed primarily by bank-issued trust preferred securities which included the PreTSLs held by QNB. During 2014, there was a noticeable increase in trading activity in this market, as sellers disposed of non-exempted trust preferred securities. However, we believe most of these trades occurred under distress and do not represent trades made in an orderly market. Despite the trades that took place as discussed previously, the market for these securities at December 31, 2014 was not active and markets for similar securities also are not active, relative to historical levels of trading activity. The new issue market is also inactive and the market values for these securities are depressed relative to historical levels. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. As illustrated in the previous table, these securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities, except for PreTSL IV which represents the senior-most obligation of the trust.

On a quarterly basis management evaluates securities for OTTI, which involves the use of a third-party valuation firm to assist with the valuation. When evaluating these investments a credit-related portion and a non-credit related portion of OTTI are determined.

The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. For the year ended December 31, 2014, no other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. In addition, a weighting factor was applied to any available trade data when determining the final estimation of fair value. Additional information related to this analysis follows:

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investment Securities (continued)

All of the pooled trust preferred collateralized debt obligations held by QNB are rated lower than AA and are measured for OTTI within the scope of ASC 325 (formerly known as EITF 99-20), Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets, and Amendments to the Impairment Guidance of EITF Issue No. 99-20 (formerly known as EITF 99-20-1). QNB performs a discounted cash flow analysis on all of its impaired collateralized debt obligation securities to determine if the amortized cost basis of an impaired security will be recovered. In determining whether a credit loss exists, QNB uses its best estimate of the present value of cash flows expected to be collected from the debt security and discounts them at the effective yield implicit in the security at the date of acquisition or the prospective yield for those securities with prior OTTI charges. The discounted cash flow analysis is considered to be the primary evidence when determining whether credit related other-than-temporary impairment exists.

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

●

Probability of Default – A near-term probability of default is determined for each issuer based on its financial condition and is used to calculate the expected impact of future deferrals and defaults on the expected cash flows. Each issuer in the collateral pool is assigned a near-term probability of default based on individual performance and financial characteristics. Various studies suggest that the rate of bank failures between 1934 and 2008 were approximately 0.36%. Thus, in addition to the specific bank default assumptions used for the near term, future defaults on the individual banks in the analysis for 2015 and beyond the rate used is calculated based on using the above mentioned 36 basis points and factoring that number based on a comparison of key financial ratios of active individual issuers without a short-term probability of default compared to all FDIC insured banks.

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

Based upon the analysis performed by management as of December 31, 2014, it is probable that we will collect all contractual principal and interest payments on one of our six pooled trust preferred securities, PreTSL XIX. The expected principal shortfall on the remaining pooled trust preferred securities resulted in credit related other-than-temporary impairment charges in previous years. All of these pooled trust preferred securities held by QNB could be subject to additional writedowns in the future if additional deferrals and defaults occur.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses

Major classes of loans are as follows:

December 31,	2014	2013
Commercial:
Commercial and industrial	$118,845	$111,339
Construction	23,471	15,929
Secured by commercial real estate	203,534	190,602
Secured by residential real estate	53,077	47,672
State and political subdivisions	44,104	33,773
Loans to depository institutions	-	1,250
Indirect lease financing	7,685	8,364
Retail:
1-4 family residential mortgages	37,147	29,730
Home equity loans and lines	63,213	59,977
Consumer	4,175	3,116
Total loans	555,251	501,752
Net unearned costs (fees)	31	(36)
Loans receivable	$555,282	$501,716

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At December 31, 2014 and 2013, overdrafts were $142,000 and $138,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at December 31, 2014, there were no concentrations of loans exceeding 10% of total loans.

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

3 - Acceptable - average risk

4 - Watch List - greater than average risk

5 - Special Mention - potential weaknesses

6 - Substandard - well defined weaknesses

7 - Doubtful - full collection unlikely

8 - Loss - considered uncollectible

The Company maintains a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential problem loans. Each loan officer assigns a rating to commercial loans, loans to depository institutions, loans to state and political subdivisions and indirect lease financing at the time the loan is originated. Loans with risk ratings of one through three are reviewed annually based on the borrower’s fiscal year. Loans with risk ratings of four are reviewed every six to twelve months based on the dollar amount of the relationship with the borrower. Loans with risk ratings of five through eight are reviewed at least quarterly, and as often as monthly, at management’s discretion. The Company also utilizes an outside loan review firm to review the portfolio on a semi-annual basis to provide the Board of Directors and senior management an independent review of the Bank’s loan portfolio on an ongoing basis. These reviews are designed to recognize deteriorating credits in their earliest stages in an effort to reduce and control risk in the lending function as well as identifying potential shifts in the quality of the loan portfolio. The examinations by the outside loan review firm include the review of lending activities with respect to underwriting and processing new loans, monitoring the risk of existing loans and to provide timely follow-up and corrective action for loans showing signs of deterioration in quality. In addition, the outside firm reviews the methodology for the allowance for loan losses to determine compliance to policy and regulatory guidance.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2014 and 2013:

December 31, 2014	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$111,560	$42	$7,243	$-	$118,845
Construction	22,981	128	362	-	23,471
Secured by commercial real estate	178,339	2,418	22,777	-	203,534
Secured by residential real estate	50,172	408	2,497	-	53,077
State and political subdivisions	42,771	-	1,333	-	44,104
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	7,543	-	142	-	7,685
	$413,366	$2,996	$34,354	$-	$450,716

December 31, 2013	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$100,943	$59	$10,337	$-	$111,339
Construction	13,751	827	1,351	-	15,929
Secured by commercial real estate	163,349	4,199	23,054	-	190,602
Secured by residential real estate	43,854	187	3,631	-	47,672
State and political subdivisions	33,488	-	285	-	33,773
Loans to depository institutions	1,250	-	-	-	1,250
Indirect lease financing	8,199	-	165	-	8,364
	$364,834	$5,272	$38,823	$-	$408,929

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of December 31, 2014 and 2013:

December 31, 2014	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$36,922	$225	$37,147
Home equity loans and lines	63,109	104	63,213
Consumer	4,174	1	4,175
	$104,205	$330	$104,535

December 31, 2013	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$29,329	$401	$29,730
Home equity loans and lines	59,712	265	59,977
Consumer	3,099	17	3,116
	$92,140	$683	$92,823

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio (excluding deferred fees and costs) summarized by the past due status, regardless of whether the loan is on non-accrual status, as of December 31, 2014 and 2013:

December 31, 2014	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	-	-	-	-	$118,845	$118,845
Construction	$466	-	-	$466	23,005	23,471
Secured by commercial real estate	28	$332	$3,747	4,107	199,427	203,534
Secured by residential real estate	600	574	-	1,174	51,903	53,077
State and political subdivisions	-	-	-	-	44,104	44,104
Loans to depository institutions	-	-	-	-	-	-
Indirect lease financing	291	-	-	291	7,394	7,685
Retail:
1-4 family residential mortgages	526	-	-	526	36,621	37,147
Home equity loans and lines	66	49	-	115	63,098	63,213
Consumer	16	8	-	24	4,151	4,175
	$1,993	$963	$3,747	$6,703	$548,548	$555,251

December 31, 2013	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$112	-	$17	$129	$111,210	$111,339
Construction	-	-	-	-	15,929	15,929
Secured by commercial real estate	1,126	$361	255	1,742	188,860	190,602
Secured by residential real estate	1,242	98	105	1,445	46,227	47,672
State and political subdivisions	65	65	-	130	33,643	33,773
Loans to depository institutions	-	-	-	-	1,250	1,250
Indirect lease financing	311	152	-	463	7,901	8,364
Retail:
1-4 family residential mortgages	752	5	270	1,027	28,703	29,730
Home equity loans and lines	295	2	106	403	59,574	59,977
Consumer	25	5	17	47	3,069	3,116
	$3,928	$688	$770	$5,386	$496,366	$501,752

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of December 31, 2014 and 2013:

December 31, 2014	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$-	$2,171
Construction	-	337
Secured by commercial real estate	-	6,465
Secured by residential real estate	-	1,467
State and political subdivisions	-	-
Loans to depository institutions	-	-
Indirect lease financing	-	-
Retail:
1-4 family residential mortgages	-	225
Home equity loans and lines	-	104
Consumer	-	1
	$-	$10,770

December 31, 2013	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	-	$3,956
Construction	-	1,319
Secured by commercial real estate	-	4,630
Secured by residential real estate	-	2,829
State and political subdivisions	-	-
Loans to depository institutions	-	-
Indirect lease financing	-	37
Retail:
1-4 family residential mortgages	-	401
Home equity loans and lines	-	265
Consumer	$1	16
	$1	$13,453

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

Activity in the allowance for loan losses for the years ended December 31, 2014 and 2013 are as follows:

Year ended December 31, 2014	Balance, beginning of year	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of year
Commercial:
Commercial and industrial	$2,044	$(202)	$(17)	$67	$1,892
Construction	439	(142)	-	-	297
Secured by commercial real estate	2,898	(131)	(70)	3	2,700
Secured by residential real estate	1,632	1,019	(1,069)	48	1,630
State and political subdivisions	186	35	-	-	221
Loans to depository institutions	4	(4)	-	-	-
Indirect lease financing	103	15	(39)	14	93
Retail:
1-4 family residential mortgages	303	103	(95)	1	312
Home equity loans and lines	583	(84)	(156)	110	453
Consumer	64	142	(167)	46	85
Unallocated	669	(351)	N/A	N/A	318
	$8,925	$400	$(1,613)	$289	$8,001

Year ended December 31, 2013	Balance, beginning of year	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of year
Commercial:
Commercial and industrial	$2,505	$(421)	$(68)	$28	$2,044
Construction	209	230	-	-	439
Secured by commercial real estate	3,795	(259)	(639)	1	2,898
Secured by residential real estate	1,230	743	(401)	60	1,632
State and political subdivisions	260	(75)	-	1	186
Loans to depository institutions	15	(11)	-	-	4
Indirect lease financing	168	(93)	(2)	30	103
Retail:
1-4 family residential mortgages	324	(21)	-	-	303
Home equity loans and lines	582	207	(234)	28	583
Consumer	27	88	(77)	26	64
Unallocated	657	12	N/A	N/A	669
	$9,772	$400	$(1,421)	$174	$8,925

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $1,897,000 and $1,960,000 as of December 31, 2014 and 2013, respectively. Non-performing TDRs totaled $3,690,000 and $6,601,000 as of December 31, 2014 and 2013, respectively. All TDRs are included in impaired loans.

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment. There were charge-offs resulting from loans modified as TDRs of $909,000 and $551,000 during the years ended December 31, 2014 and 2013, respectively.

December 31,	2014		2013
	Recorded investment (balance)	Related allowance	Recorded investment (balance)	Related allowance

TDRs with no specific allowance recorded	$4,588	-	$5,647	-
TDRs with an allowance recorded	999	$813	2,914	$1,395
	$5,587	$813	$8,561	$1,395

The TDR concession made during the year ended December 31, 2014 involved an extension of a maturity date. As of December 31, 2014 and 2013, QNB had commitments of $1,729,000 and $1,603,000, respectively, to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings.

The following table presents loans, by loan class, modified as TDRs during the years ended December 31, 2014 and 2013. The pre-modification outstanding recorded investment disclosed represents the carrying amounts immediately prior to the modification of the loan.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

Year ended December 31,	2014			2013
	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Commercial:
Commercial and industrial	-	-	-	1	$757	$757
Construction	-	-	-	2	1,319	1,319
Secured by commercial real estate	-	-	-	1	1,822	1,805
Secured by residential real estate	-	-	-	12	690	676
Retail:
Home equity loans and lines	1	$25	$25	-	-	-
	1	$25	$25	16	$4,588	$4,557

The following table presents loans modified as TDRs, included above, within the previous 12 months from December 31, 2014 and 2013, for which there was a payment default, past due 60 days or more, during the respective year end:

Year ended December 31,	2014		2013
TDRs Subsequently Defaulted	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Commercial:
Secured by residential real estate	-	$-	6	$361
	-	$-	6	$361

The following tables present the balance in the allowance of loan losses disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
December 31, 2014	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$1,892	$1,095	$797	$118,845	$7,115	$111,730
Construction	297	-	297	23,471	362	23,109
Secured by commercial real estate	2,700	-	2,700	203,534	11,546	191,988
Secured by residential real estate	1,630	91	1,539	53,077	1,567	51,510
State and political subdivisions	221	-	221	44,104	-	44,104
Loans to depository institutions	-	-	-	-	-	-
Indirect lease financing	93	-	93	7,685	16	7,669
Retail:
1-4 family residential mortgages	312	4	308	37,147	341	36,806
Home equity loans and lines	453	4	449	63,213	129	63,084
Consumer	85	-	85	4,175	1	4,174
Unallocated	318	N/A	N/A	N/A	N/A	N/A
	$8,001	$1,194	$6,489	$555,251	$21,077	$534,174

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

	Allowance for Loan Losses			Loans Receivable
December 31, 2013	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$2,044	$1,106	$938	$111,339	$10,304	$101,035
Construction	439	121	318	15,929	1,351	14,578
Secured by commercial real estate	2,898	9	2,889	190,602	12,288	178,314
Secured by residential real estate	1,632	639	993	47,672	2,833	44,839
State and political subdivisions	186	-	186	33,773	-	33,773
Loans to depository institutions	4	-	4	1,250	-	1,250
Indirect lease financing	103	3	100	8,364	37	8,327
Retail:
1-4 family residential mortgages	303	63	240	29,730	522	29,208
Home equity loans and lines	583	70	513	59,977	266	59,711
Consumer	64	11	53	3,116	16	3,100
Unallocated	669	N/A	N/A	N/A	N/A	N/A
	$8,925	$2,022	$6,234	$501,752	$27,617	$474,135

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

The following tables summarize additional information in regards to impaired loans by loan portfolio class as of December 31, 2014 and 2013:

December 31, 2014	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
With no specific allowance recorded:
Commercial:
Commercial and industrial	$5,894	$6,056	$-
Construction	362	444	-
Secured by commercial real estate	11,546	12,198	-
Secured by residential real estate	903	1,427	-
State and political subdivisions	-	-	-
Loans to depository institutions	-	-	-
Indirect lease financing	16	16	-
Retail:
1-4 family residential mortgages	225	250	-
Home equity loans and lines	72	93	-
Consumer	1	1	-
	$19,019	$20,485	$-

With an allowance recorded:
Commercial:
Commercial and industrial	$1,221	$1,419	$1,095
Construction	-	-	-
Secured by commercial real estate	-	-	-
Secured by residential real estate	664	748	91
State and political subdivisions	-	-	-
Loans to depository institutions	-	-	-
Indirect lease financing	-	-	-
Retail:
1-4 family residential mortgages	116	116	4
Home equity loans and lines	57	76	4
Consumer	-	-	-
	$2,058	$2,359	$1,194

Total:
Commercial:
Commercial and industrial	$7,115	$7,475	$1,095	$9,305	$331
Construction	362	444	-	1,050	2
Secured by commercial real estate	11,546	12,198	-	12,304	344
Secured by residential real estate	1,567	2,175	91	2,452	-
State and political subdivisions	-	-	-	-	-
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	16	16	-	26	1
Retail:
1-4 family residential mortgages	341	366	4	460	5
Home equity loans and lines	129	169	4	169	-
Consumer	1	1	-	2	-
	$21,077	$22,844	$1,194	$25,768	$683

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Loans Receivable and the Allowance for Loan Losses (continued)

December 31, 2013	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
With no specific allowance recorded:
Commercial:
Commercial and industrial	$8,222	$8,417	$-
Construction	916	1,140	-
Secured by commercial real estate	12,251	12,568	-
Secured by residential real estate	728	839	-
State and political subdivisions	-	-	-
Loans to depository institutions	-	-	-
Indirect lease financing	13	16	-
Retail:
1-4 family residential mortgages	250	274	-
Home equity loans and lines	135	150	-
Consumer	-	-	-
	$22,515	$23,404	$-

With an allowance recorded:
Commercial:
Commercial and industrial	$2,082	$2,350	$1,106
Construction	435	493	121
Secured by commercial real estate	37	37	9
Secured by residential real estate	2,105	2,248	639
State and political subdivisions	-	-	-
Loans to depository institutions	-	-	-
Indirect lease financing	24	27	3
Retail:
1-4 family residential mortgages	272	284	63
Home equity loans and lines	131	154	70
Consumer	16	16	11
	$5,102	$5,609	$2,022

Total:
Commercial:
Commercial and industrial	$10,304	$10,767	$1,106	$6,732	$34
Construction	1,351	1,633	121	3,179	46
Secured by commercial real estate	12,288	12,605	9	13,765	399
Secured by residential real estate	2,833	3,087	639	3,090	23
State and political subdivisions	-	-	-	1,636	53
Loans to depository institutions	-	-	-	-	-
Indirect lease financing	37	43	3	63	-
Retail:
1-4 family residential mortgages	522	558	63	495	5
Home equity loans and lines	266	304	70	293	-
Consumer	16	16	11	1	-
	$27,617	$29,013	$2,022	$29,254	$560

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Premises and Equipment

Premises and equipment, stated at cost less accumulated depreciation and amortization, are summarized below:

December 31,	2014	2013
Land and buildings	$11,138	$10,763
Furniture and equipment	12,576	12,022
Leasehold improvements	2,313	2,304
Book value	26,027	25,089
Accumulated depreciation and amortization	(16,325)	(15,214)
Net book value	$9,702	$9,875

Depreciation and amortization expense on premises and equipment amounted to $1,167,000 and $1,146,000 for the years ended December 31, 2014 and 2013, respectively.

Note 7 – Intangible Assets and Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $79,572,000 and $81,750,000 at December 31, 2014 and 2013, respectively.

The following table reflects the activity of mortgage servicing rights for the periods indicated:

Year ended December 31,	2014	2013
Balance at beginning of year	$519	$448
Mortgage servicing rights capitalized	48	126
Mortgage servicing rights amortized	(71)	(92)
Fair market value adjustments	8	37
Balance at end of year	$504	$519

The balance of these mortgage servicing rights are included in other assets at December 31, 2014 and 2013 and the fair value of these rights was $601,000 and $643,000, respectively. The fair value of servicing rights was determined using discount rates ranging from 10% to 12% for both 2014 and 2013.

The annual estimated amortization expense of intangible assets for each of the five succeeding fiscal years is as follows:

2015	$92
2016	76
2017	63
2018	52
2019	43

On November 26, 2014, QNB transferred its former internet domain name to a third party and recorded a gain of $1,000,000, as disclosed in a Form 8-K filing dated December 2, 2014. As a result of the purchase of an additional domain name, QNB recorded the purchase price of $8,000 as an intangible asset in other assets in 2014. This asset has no amortization expense as it has an indefinite life.

Note 8 - Time Deposits

The aggregate amount of time deposits, including deposits in denominations of $100,000 or more, was $243,247,000 and $239,545,000 at December 31, 2014 and 2013, respectively. Time deposits that meet or exceed the FDIC insurance limit of $250,000 at December 31, 2014 and 2013 were $34,118,000 and $29,765,000, respectively.

At December 31, 2014, the scheduled maturities of time deposits were as follows:

2015	$115,347
2016	49,873
2017	34,615
2018	23,019
2019	20,393
Thereafter	-
Total time deposits	$243,247

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Short-Term Borrowings

December 31,	Securities sold under agreements to repurchase (a)	Other short-term borrowings (b)
2014
Balance	$35,189	$-
Maximum indebtedness at any month end	35,189	-
Daily average indebtedness outstanding	29,574	2,042
Average rate paid for the year	0.37%	0.30%
Average rate on period-end borrowings	0.37	-
2013
Balance	$35,156	$-
Maximum indebtedness at any month end	35,156	-
Daily average indebtedness outstanding	29,684	59
Average rate paid for the year	0.37%	0.21%
Average rate on period-end borrowings	0.37	-

(a)

Securities sold under agreements to repurchase mature overnight. The repurchase agreements were collateralized by U.S. Government mortgage-backed securities and CMOs with an amortized cost of $47,501,000 and $54,983,000 and a fair value of $47,719,000 and $54,441,000 at December 31, 2014 and 2013, respectively. These securities are held in safekeeping at the Federal Reserve Bank of Philadelphia.

(b)	Other short-term borrowings include Federal funds purchased and overnight borrowings from the FHLB.

The Bank has three unsecured Federal funds lines granted by correspondent banks totaling $31,000,000. Federal funds purchased under these lines were $0 at both December 31, 2014 and 2013.

Note 10 - Long-Term Debt

Under terms of its agreement with the FHLB, QNB maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and agency notes, bonds, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. QNB’s FHLB stock of $635,000 and $1,752,000 at December 31, 2014 and 2013, respectively, is also pledged to secure these advances.

QNB has a maximum borrowing capacity with the FHLB of approximately $227,142,000. QNB had no borrowings outstanding with the FHLB at December 31, 2014 or December 31, 2013.

Repurchase agreements are treated as financings with the obligations to repurchase securities sold reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains recorded as an asset, although the securities underlying the agreements are delivered to the broker who arranged the transactions. The broker/dealer who participated with the Company in these agreements is PNC Bank. QNB repaid this borrowing at maturity in 2014.

	2014		2013
Maturity date	Balance	Weighted average rate	Balance		Weighted average rate
2014	$-	-	$5,000	[1]	4.77%

1 $2,500,000 callable beginning 4/17/10, $2,500,000 callable beginning 4/17/12

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Income Taxes

The components of the provision for income taxes are as follows:

Year ended December 31,	2014	2013
Current Federal income taxes	$2,276	$2,134
Deferred Federal income taxes	368	212
Net provision	$2,644	$2,346

At December 31, 2014 and 2013, the tax effects of temporary differences that represent the significant portion of deferred tax assets and liabilities are as follows:

December 31,	2014	2013
Deferred tax assets
Allowance for loan losses	$2,720	$3,035
Net unrealized holding losses on investment securities available-for-sale	-	1,456
Impaired securities	477	546
Non-credit OTTI on investment securities available-for-sale	204	302
Non-accrual interest income	446	569
OREO expenses	44	41
Deferred rent	64	55
Deferred revenue	27	33
Incurred but not reported (IBNR) medical expense	39	24
Other	48	13
Total deferred tax assets	4,069	6,074
Deferred tax liabilities
Depreciation	90	231
Mortgage servicing rights	171	176
Net unrealized holding gains on investment securities available-for-sale	671	-
Prepaid expenses	188	149
Other	24	-
Total deferred tax liabilities	1,144	556
Net deferred tax asset	$2,925	$5,518

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

A reconciliation of the tax provision on income before taxes computed at the statutory rate of 34% and the actual tax provision was as follows:

Year ended December 31,	2014		2013
	Dollar	%	Dollar	%
Provision at statutory rate	$3,958	34.0%	$3,651	34.0%
Tax-exempt interest and dividend income	(1,212)	(10.4)	(1,249)	(11.7)
Bank-owned life insurance	(106)	(0.9)	(109)	(1.0)
Life insurance proceeds	(54)	(0.5)	-	-
Stock-based compensation expense	28	0.2	24	0.2
Other	30	0.3	29	0.3
Total provision	$2,644	22.7%	$2,346	21.8%

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Employee Benefit Plans

The QNB Bank Retirement Savings Plan provides for elective employee contributions up to the maximum allowed by the IRS and a matching company contribution limited to three percent. In addition, the plan provides for safe harbor non-elective contributions of five percent of total compensation by QNB. QNB contributed a matching contribution of approximately $224,000 and $203,000 for the years ended December 31, 2014 and 2013, respectively, and a safe harbor contribution of approximately $421,000 for 2014 and $388,000 for 2013.

QNB’s Employee Stock Purchase Plan (the Plan) offer eligible employees an opportunity to purchase shares of QNB Corp. common stock at a 10% discount from the lesser of fair market value on the first or last day of each offering period (as defined by the Plan). At the 2011 Annual Meeting, shareholders approved the 2011 Employee Stock Purchase Plan (the 2011 Plan), which authorizes the issuance of 30,000 shares. As of December 31, 2014, 12,790 shares were issued under the 2011 Plan. The 2011 Plan expires May 31, 2016.

Shares issued pursuant to the Plan were as follows:

Year ended December 31,	2014	2013
Shares	3,239	3,692
Price per share	$22.32 and $23.40	$20.88 and $21.74

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

The 1998 Plan authorizes the issuance of 220,500 shares. The time period by which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest after a three-year period. As of December 31, 2014, there were 225,058 options granted, 48,194 options forfeited, 164,814 options exercised and 12,050 options outstanding under this Plan. The 1998 Plan expired March 10, 2008.

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan except the options expire five years after the grant date. As of December 31, 2014, there were 163,200 options granted, 54,625 options forfeited, 32,250 options exercised and 76,325 options outstanding under this Plan. The 2005 Plan expires March 15, 2015.

As of December 31, 2014, there was approximately $65,000 of unrecognized compensation cost related to unvested stock option awards granted. That cost is expected to be recognized over the next 25 months.

Stock option activity during 2014 and 2013 was as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2012	128,225	$22.72
Exercised	(29,825)	20.23
Forfeited	(2,600)	19.79
Granted	20,000	23.20
Outstanding at December 31, 2013	115,800	23.51
Exercised	(20,050)	17.82
Forfeited	(27,375)	29.66
Granted	20,000	25.16
Outstanding at December 31, 2014	88,375	$23.27	1.97	$509
Exercisable at December 31, 2014	38,700	$23.29	0.54	$248

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Stock Option Plan (continued)

As of December 31, 2014, outstanding stock options consist of the following:

	Options outstanding	Exercise price	Remaining life (in years)	Options exercisable	Exercise price
	9,600	$17.25	0.13	9,600	$17.25
	2,000	19.76	0.69	2,000	19.76
	12,550	20.00	1.07	12,550	20.00
	16,175	21.35	2.07	-	-
	2,500	22.11	1.66	2,500	22.11
	16,850	23.20	3.06	-	-
	16,650	25.16	4.08	-	-
	12,050	32.35	0.05	12,050	32.35
Outstanding at December 31, 2014	88,375	$23.27	1.97	38,700	$23.29

The tax benefits and intrinsic value related to total stock options exercised during 2014 and 2013 are as follows:

	2014	2013
Tax benefits related to stock options exercised	$29	$2
Intrinsic value of stock options exercised	161	91

Note 14 - Related Party Transactions

QNB has had, and may be expected to have in the future, banking transactions in the ordinary course of business with is executive officers, directors, principal stockholders, their immediate families and affiliated companies. The following table presents activity and amounts due from directors, principal officers, and their related interests. All of these transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. These transactions did not involve more than normal risk of collectability or present any other unfavorable features.

Balance, December 31, 2013	$2,817
New Loans	10,360
New Loans - New Director Appointed	8,110
Retired Loans - Executive Resigination	(45)
Repayments	(9,025)
Balance, December 31, 2014	$12,217

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

A summary of the Bank's financial instrument commitments is as follows:

December 31,	2014	2013
Commitments to extend credit and unused lines of credit	$203,496	$186,137
Standby letters of credit	6,276	5,311
Total financial instrument commitments	$209,772	$191,448

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. The amount of collateral obtained for letters of credit and commitments to extend credit is based on management’s credit evaluation of the customer. Collateral varies, but may include real estate, accounts receivable, marketable securities, pledged deposits, inventory or equipment. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2014 and 2013 for guarantees under standby letters of credit issued is not material.

Other commitments:

QNB has committed to various operating leases for several of their branch and office facilities. Some of these leases include renewal options as well as specific provisions relating to rent increases. The minimum annual rental commitments under these leases outstanding at December 31, 2014 are as follows:

Minimum lease payments
2015	$477
2016	477
2017	423
2018	368
2019	341
Thereafter	3,276

Some of the leases contain renewal options to extend the initial terms of the lease for periods ranging from one to five years and certain leases allow for multiple extensions. With the exception of the renewals for a land lease related to a permanent branch site, the commitment for such renewals is not included above if they have not been exercised as of December 31, 2014. Rent expense under leases, which includes common area maintenance costs not included in the minimum lease payments above, for the years ended December 31, 2014 and 2013, was $553,000 and $560,000, respectively.

Note 16 – Accumulated Other Comprehensive Income

The following shows the components of accumulated other comprehensive income during the periods ended December 31, 2014 and 2013:

Year ended December 31,	2014	2013
Unrealized net holding gains (losses) on available-for-sale securities	$1,975	$(4,281)
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	(600)	(889)
Accumulated other comprehensive income (loss)	1,375	(5,170)
Tax effect	(468)	1,758
Accumulated other comprehensive income (loss), net of tax	$907	$(3,412)

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Accumulated Other Comprehensive Income (continued)

The following table presents amounts reclassified out of accumulated other comprehensive income for the years ended December 31, 2014 and 2013:

	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income	2014	2013	Affected line item in the statement of income
Unrealized net holding gains on available-for-sale securities	$1,112	$867	Net gain on sale of investment securities
Other-than-temporary impairment losses on investment securities	-	(43)	Net other-than-temporary impairment losses on investment securities
	1,112	824
Tax effect	(378)	(280)	Provision for income taxes
Total reclass out of accumulated other comprehensive income, net of tax	$734	$544	Net of tax

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used were as follows:

December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Trading Securities
State and municipal	-	$4,207	-	$4,207
Securities available-for-sale
U.S. Government agency	-	62,665	-	62,665
State and municipal	-	72,569	-	72,569
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	-	136,192	-	136,192
Collateralized mortgage obligations (CMOs)	-	87,662	-	87,662
Pooled trust preferred	-	-	$2,439	2,439
Corporate debt	-	6,037	-	6,037
Equity	$7,655	-	-	7,655
Total securities available-for-sale	$7,655	$365,125	$2,439	$375,219
Total recurring fair value measurements	$7,655	$369,332	$2,439	$379,426

Nonrecurring fair value measurements
Impaired loans	$-	$-	$3,715	$3,715
Mortgage servicing rights	-	-	112	112
Total nonrecurring fair value measurements	$-	$-	$3,827	$3,827

December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Securities available-for-sale
U.S. Government agency	-	$71,639	-	$71,639
State and municipal	-	87,199	-	87,199
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	-	139,723	-	139,723
Collateralized mortgage obligations (CMOs)	-	75,394	-	75,394
Pooled trust preferred	-	-	$2,069	2,069
Corporate debt	-	6,021	-	6,021
Equity	$6,625	-	-	6,625
Total securities available-for-sale	$6,625	$379,976	$2,069	$388,670
Total recurring fair value measurements	$6,625	$379,976	$2,069	$388,670

Nonrecurring fair value measurements
Impaired loans	$-	$-	$3,107	$3,107
Mortgage servicing rights	-	-	192	192
Total nonrecurring fair value measurements	$-	$-	$3,299	$3,299

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
	Fair value	Valuation techniques	Unobservable input	Value or range of values
December 31, 2014 - Impaired loans	$953	Appraisal of collateral (1)	Appraisal adjustments (2)	-20% to -100%
			Liquidation expenses (3)	-10%
December 31, 2014 - Impaired loans	$112	Discounted cash flow (4)	Discount rate	6.375%
December 31, 2014 - Impaired loans	$2,650	Agreement of sale (5)
December 31, 2014 - Mortgage servicing rights	$112	Discounted cash flow	Remaining term	2 - 28 yrs
			Discount rate	10% to 12%
December 31, 2013 - Impaired loans	$3,107	Appraisal of collateral (1)	Appraisal adjustments (2)	-10% to -30%
			Liquidation expenses (3)	0%-10%
December 31, 2013 - Mortgage servicing rights	$192	Discounted cash flow	Remaining term	3 - 29 yrs
			Discount rate	10% to 12%

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percent of the initial appraised value.
(3)	Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percent of the initial appraised value.
(4)	Fair value is determined using the cash flow of the borrower and the effective interest rate of the original note.
(5)	Fair value is determined by the net amount due.

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the year ended December 31:

	Fair value measurements using
	significant unobservable inputs
	(Level 3)
Securities available-for-sale	2014	2013
Balance, beginning of year	$2,069	$1,962
Settlements	-	-
Total gains or losses (realized/unrealized)
Included in earnings	-	-
Included in other comprehensive income	370	107
Transfers in and/or out of Level 3	-	-
Balance, end of year	$2,439	$2,069

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the years ended December 31, 2014 and 2013. There were also no transfers in or out of level 3 for the same periods. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the years ended December 31, 2014 and 2013, respectively.

The Level 3 securities consist of six collateralized debt obligation securities, PreTSL securities, which are backed by trust preferred securities issued by banks, thrifts, and insurance companies. As discussed in Note 4, despite the fact that there were some trades during 2014, the market for these securities at December 31, 2014 was not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

●	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2014;
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

The Bank is aware of several factors indicating that recent transactions of PreTSL securities are not orderly including an increased spread between bid/ask prices, lower sales transaction volumes for these types of securities, and a lack of new issuances. As a result, the Bank engaged an independent third party to value the securities using a discounted cash flow analysis. The estimated cash flows are based on specific assumptions about defaults, deferrals and prepayments of the trust preferred securities underlying each PreTSL. The resulting collateral cash flows are allocated to the bond waterfall using the INTEXcalc valuation model. Default rates are calculated based upon a comparison of key financial ratios of active individual issuers without a short-term probability of default compared to all FDIC insured banks. The base loss severity assumption and long-term loss severity assumptions are modeled at 95%. The severity factor for near-term default is vectored to reflect the relative expected performance of the institutions modeled to default, with lower forecasted severities used for the higher quality institutions. Prepayments are modeled to take into account the disruption in the asset-backed securities marketplace and the lack of new pooled trust preferred issuances. For those institutions rated below investment grade the holding companies’ approximate cost of long-term funding given their rating and marketplace interest rate was estimated. The following assumption was made; any holding company that could refinance for a cost savings of more than 2% will refinance and will do so as soon as possible, or July 1, 2015. Finally, for issuers not impacted by the Tier 1 regulatory capital legislation enacted by the Dodd-Frank Act, the issuers that have shown a recent history of prepayment of both floating rate and fixed rate issues were identified and it was assumed these issuers will prepay as soon as possible.

The internal rate of return is the pre-tax yield used to discount the best estimate of future cash flows after credit losses. The cash flows have been discounted using estimated market discount rates of 3-month LIBOR plus spreads ranging from 3.78% to 8.54%. The determination of appropriate market discount rates involved the consideration of the following:

●	the time value of money
●	the price for bearing uncertainty in cash flows
●	other factors that would be considered by market participants

The analysis of discount rates involved the review of corporate bond spreads for banks, U.S. Treasury yields, credit default swap rates for financial companies (utilized as a proxy for credit), the swap/LIBOR yield curve and the characteristics of the individual securities being valued. For a further discussion of PreTSL valuation, see Note 4, Investment Securities.

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at December 31, 2014 and 2013:

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

Cash and cash equivalents, accrued interest receivable and accrued interest payable (carried at cost): The carrying amounts reported in the balance sheet approximate those assets’ fair value.

Investment securities: trading (carried at fair value), available-for-sale (carried at fair value) and held-to-maturity (carried at amortized cost): The fair value of securities are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. Level 2 debt securities are valued by a third-party pricing service commonly used in the banking industry. Level 2 fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution date, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

Restricted investment in bank stocks (carried at cost): The fair value of stock in Atlantic Community Bankers Bank and the Federal Home Loan Bank is the carrying amount, based on redemption provisions, and considers the limited marketability of such securities.

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

Impaired Loans (generally carried at fair value): Impaired loans are loans, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. Included in the fair value of impaired loans at December 31, 2014 and 2013 are $2,851,000 and $27,000, respectively, of loans that had no specific reserves required at year end; however, were partially charged-off at year end.

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
December 31, 2014	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$18,245	$18,245	$18,245	-	-
Investment securities:
Trading	4,207	4,207	-	$4,207	-
Available-for-sale	375,219	375,219	7,655	365,125	$2,439
Held-to-maturity	146	156	-	156	-
Restricted investment in bank stocks	647	647	-	647	-
Loans held-for-sale	380	394	-	394	-
Net loans	547,281	544,126	-	-	544,126
Mortgage servicing rights	504	601	-	-	601
Accrued interest receivable	2,568	2,568	-	2,568	-

Financial liabilities
Deposits with no stated maturities	$608,345	$608,345	$608,345	-	$-
Deposits with stated maturities	243,247	244,152	-	$244,152	-
Short-term borrowings	35,189	35,189	35,189	-	-
Accrued interest payable	344	344	-	344	-

Off-balance sheet instruments
Commitments to extend credit	$-	$-	$-	$-	$-
Standby letters of credit	-	-	-	-	-

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

			Fair value measurements
December 31, 2013	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$16,286	$16,286	$16,286	-	-
Investment securities:
Available-for-sale	388,670	388,670	6,625	$379,976	$2,069
Held-to-maturity	146	162	-	162	-
Restricted investment in bank stocks	1,764	1,764	-	1,764	-
Net loans	492,791	491,635	-	-	491,635
Mortgage servicing rights	519	643	-	-	643
Accrued interest receivable	2,579	2,579	-	2,579	-

Financial liabilities
Deposits with no stated maturities	$574,987	$574,987	$574,987	-	$-
Deposits with stated maturities	239,545	241,959	-	$241,959	-
Short-term borrowings	35,156	35,156	35,156	-	-
Long-term debt	5,000	5,056	-	5,056	-
Accrued interest payable	392	392	-	392	-

Off-balance sheet instruments
Commitments to extend credit	$-	$-	$-	$-	$-
Standby letters of credit	-	-	-	-	-

Note 18 – Parent Company Financial Information

Condensed financial statements of QNB Corp. only:

Balance Sheets
December 31,	2014	2013
Assets
Cash and cash equivalents	$48	$24
Investment securities available-for-sale	7,655	6,625
Investment in subsidiary	79,112	69,215
Other assets	3	15
Total assets	$86,818	$75,879

Liabilities
Other liabilities	$464	$254

Shareholders' equity	$86,354	$75,625
Total liabilities and shareholders' equity	$86,818	$75,879

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Parent Company Financial Information (continued)

Statements of Income
Year ended December 31,	2014	2013
Dividends from subsidiary	$2,925	$3,512
Interest, dividend and other income	142	99
Securities gains	1,045	629
Total income	4,112	4,240
Expenses	313	285
Income before applicable income taxes and equity in undistributed income of subsidiary	3,799	3,955
Provision for income taxes	292	151
Income before equity in undistributed income of subsidiary	3,507	3,804
Equity in undistributed income of subsidiary	5,491	4,588
Net income	$8,998	$8,392

Statements of Comprehensive Income (Loss)
Year ended December 31,	2014			2013
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$11,642	$2,644	$8,998	$10,738	$2,346	$8,392
Other comprehensive income:
Net unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	7,657	2,604	5,053	(11,098)	(3,774)	(7,324)
Reclassification adjustment for gains included in net income	(1,112)	(378)	(734)	(824)	(280)	(544)
Other comprehensive income (loss)	6,545	2,226	4,319	(11,922)	(4,054)	(7,868)
Total comprehensive income (loss)	$18,187	$4,870	$13,317	$(1,184)	$(1,708)	$524

Statements of Cash Flows
Year ended December 31,	2014	2013
Operating Activities
Net income	$8,998	$8,392
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income from subsidiary	(5,491)	(4,588)
Net securities gains	(1,045)	(629)
Stock-based compensation expense	83	71
Increase in other liabilities	225	-
Decrease in other assets	12	443
Deferred income tax provision	29	-
Net cash provided by operating activities	2,811	3,689
Investing activities
Purchase of investment securities	(4,955)	(3,763)
Proceeds from sale of investment securities	4,839	2,589
Net cash used by investing activities	(116)	(1,174)
Financing activities
Cash dividend paid	(3,328)	(3,130)
Proceeds from issuance of common stock	628	535
Tax benefit from exercise of stock options	29	2
Net cash used by financing activities	(2,671)	(2,593)
Increase (decrease) in cash and cash equivalents	24	(78)
Cash and cash equivalents at beginning of year	24	102
Cash and cash equivalents at end of year	$48	$24

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

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of December 31, 2014, that the Company and the Bank met capital adequacy requirements to which they were subject.

As of the most recent notification, the primary regulator of the Bank considered it to be “well capitalized” under the regulatory framework. There are no conditions or events since that notification that management believes have changed the classification. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios set forth in the table below.

The Company and the Bank’s actual capital amounts and ratios are presented as follows:

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$93,927	14.06%	$53,425	8.00%	N/A	N/A
Bank	86,884	13.14	52,891	8.00	$66,114	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	85,439	12.79	26,713	4.00	N/A	N/A
Bank	78,824	11.92	26,446	4.00	39,669	6.00

Tier 1 capital (to average assets):
Consolidated	85,439	8.65	39,501	4.00	N/A	N/A
Bank	78,824	8.04	39,237	4.00	49,047	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$87,330	14.01%	$49,871	8.00%	N/A	N/A
Bank	81,076	13.13	49,402	8.00	$61,753	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	79,037	12.68	24,936	4.00	N/A	N/A
Bank	73,342	11.88	24,701	4.00	37,052	6.00

Tier 1 capital (to average assets):
Consolidated	79,037	8.45	37,419	4.00	N/A	N/A
Bank	73,342	7.88	37,215	4.00	46,518	5.00

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Consolidated Quarterly Financial Data (Unaudited)

The unaudited quarterly results of operations for the years ended 2014 and 2013 are in the following table:

	Quarters Ended 2014				Quarters Ended 2013
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Interest income	$7,527	$7,588	$7,741	$7,814	$7,676	$7,624	$7,678	$7,606
Interest expense	1,134	1,091	1,156	1,163	1,343	1,288	1,226	1,176
Net interest income	6,393	6,497	6,585	6,651	6,333	6,336	6,452	6,430
Provision for loan losses	-	-	-	400	-	100	150	150
Non-interest income	1,812	1,625	1,517	2,588	1,748	1,239	1,553	1,273
Non-interest expense	5,212	5,314	5,478	5,622	4,940	5,091	5,123	5,072
Income before income taxes	2,993	2,808	2,624	3,217	3,141	2,384	2,732	2,481
Provision for income taxes	697	636	580	731	733	490	604	519
Net Income	$2,296	$2,172	$2,044	$2,486	$2,408	$1,894	$2,128	$1,962
Earnings Per Share - basic *	$0.70	$0.66	$0.62	$0.75	$0.75	$0.58	$0.65	$0.60
Earnings Per Share - diluted *	$0.70	$0.66	$0.62	$0.75	$0.74	$0.58	$0.65	$0.60

* Due to rounding, quarterly earnings per share may not sum to annual earnings per share

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of QNB’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of QNB’s disclosure controls and procedures as of December 31, 2014. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods required the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to QNB’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on and as of the date of such evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this Report.

b)	Internal Control over Financial Reporting

Information required by this item is set forth in Management’s Report and Report of Independent Registered Public Accounting Firm which is incorporated by reference into this item.

c)	Changes in Internal Control over Financial Reporting

On May 14, 2013, COSO issued an updated version of its Internal Control – Integrated Framework, referred to as the 2013 COSO Framework and has indicated that after December 15, 2014 the 1992 Framework will be considered superseded after December 31, 2014. Management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ended December 31, 2014 was based on the 1992 COSO Framework. Management will change from the 1992 Framework to the 2013 COSO Framework in 2015 and this change is not expected to be significant to our overall control structure over financial reporting.

There were no changes to the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f)) of the Securities Exchange Act) during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2015 Annual Meeting of Shareholders under the captions:

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

The information required by Item 11 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2015 Annual Meeting of Shareholders under the captions:

•	“Compensation Committee Report”
•	“Executive Compensation”
•	“Director Compensation”
•	“Compensation Tables”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes QNB’s equity compensation plan information as of December 31, 2014. Information is included for both equity compensation plans approved by QNB shareholders and equity compensation plans not approved by QNB shareholders.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by QNB shareholders
1998 Stock option plan	12,050	$32.35	-
2005 Stock option plan	76,325	21.84	36,800
2011 Employee stock purchase plan	-	-	17,210
Equity compensation plans not approved by QNB shareholders
None	-	-	-
Total	88,375	$23.27	54,010

Additional information required by Item 12 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2015 Annual Meeting of Shareholders under the captions:

•	“Security Ownership of Certain Beneficial Owners and Management”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2015 Annual Meeting of Shareholders under the captions:

•	“Certain Relationships and Related Party Transactions”
•	“Governance of the Company - Director Independence”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information appearing in QNB Corp.’s definitive proxy statement to be used in connection with the 2015 Annual Meeting of Shareholders under the captions:

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The financial statement schedules required by this Item are omitted because the information is either inapplicable, not required or is in the consolidated financial statements as a part of this Report.

3. The following exhibits are incorporated by reference herein or annexed to this Form 10-K:

3(i)-	Articles of Incorporation of Registrant, as amended.

3(ii)-	By-laws of Registrant, as amended.

10.1-	QNB Corp. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-91201 on Form S-8, filed with the Commission on November 18, 1999)

10.2-	QNB Corp. 2005 Stock Incentive Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-125998 on Form S-8, filed with the Commission on June 21, 2005)

10.3-	QNB Corp. 2011 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-175788 on Form S-8, filed with the Commission on July 26, 2011)

10.4-

Employment Agreement between Registrant and David W. Freeman. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on December 28, 2012)

10.5-

Change of Control Agreement between Registrant and Scott G. Orzehoski. (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on November 9, 2011)

10.6-

Change of Control Agreement between Registrant and Jennifer L. Frost. (Incorporated by reference to Exhibit 10.8 of Registrant’s Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 29, 2013)

10.7-

Change of Control Agreement between Registrant and Dale A. Wentz. (Incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 29, 2013)

10.8-

Change of Control Agreement between Registrant and Janice McCracken Erkes. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on September 8, 2014)

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
March 10, 2015
	BY:	/s/ David W. Freeman
David W. Freeman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David W. Freeman	Chief Executive Officer,	March 10, 2015
David W. Freeman	Principal Executive
Officer and Director

/s/ Janice McCracken Erkes	Chief Financial Officer	March 10, 2015
Janice McCracken Erkes	and Principal Financial and
Accounting Officer

/s/ Autumn R. Bayles	Director	March 10, 2015
Autumn R. Bayles

/s/ Thomas J. Bisko	Director	March 10, 2015
Thomas J. Bisko

/s/ Kenneth F. Brown, Jr.	Director	March 10, 2015
Kenneth F. Brown, Jr.

/s/ Dennis Helf	Director, Chairman	March 10, 2015
Dennis Helf

/s/ G. Arden Link	Director	March 10, 2015
G. Arden Link

/s/ Anna Mae Papso	Director	March 10, 2015
Anna Mae Papso

/s/ Gary S. Parzych	Director	March 10, 2015
Gary S. Parzych

/s/ Henry L. Rosenberger	Director	March 10, 2015
Henry L. Rosenberger

/s/ W. Randall Stauffer	Director	March 10, 2015
W. Randall Stauffer

QNB CORP.

FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2014

EXHIBIT INDEX

Exhibit

3(i)-	Articles of Incorporation of Registrant, as amended.

3(ii)-	By-laws of Registrant, as amended.

10.1-	QNB Corp. 1998 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-91201 on Form S-8, filed with the Commission on November 18, 1999)

10.2-	QNB Corp. 2005 Stock Incentive Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-125998 on Form S-8, filed with the Commission on June 21, 2005)

10.3-	QNB Corp. 2011 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-175788 on Form S-8, filed with the Commission on July 26, 2011)

10.4-

Employment Agreement between Registrant and David W. Freeman. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on December 28, 2012)

10.5-

Change of Control Agreement between Registrant and Scott G. Orzehoski. (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q, SEC File No. 0-17706, filed with the Commission on November 9, 2011)

10.6-

Change of Control Agreement between Registrant and Jennifer L. Frost. (Incorporated by reference to Exhibit 10.8 of Registrant’s Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 29, 2013)

10.7-

Change of Control Agreement between Registrant and Dale A. Wentz. (Incorporated by reference to Exhibit 10.9 of Registrant’s Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 29, 2013)

10.8-

Change of Control Agreement between Registrant and Janice McCracken Erkes. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, SEC File No. 0-17706, filed with the Commission on September 8, 2014)

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