Form 10-Q
period 2015-03-31
QNB CORP
filed 2015-05-07
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                     March 31, 2015

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

Large accelerated filer ____	Accelerated filer ☑
Non-accelerated filer ____	Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No    ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2015
Common Stock, par value $0.625	3,331,629

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED MARCH 31, 2015

i

QNB Corp. and Subsidiary
CONSOLIDATED BALANCE SHEETS
	(in thousands, except share data)
	(unaudited)
	March 31, 2015	December 31, 2014
Assets
Cash and due from banks	$12,449	$11,102
Interest-bearing deposits in banks	32,804	7,143
Total cash and cash equivalents	45,253	18,245

Investment securities
Trading	4,183	4,207
Available-for-sale (amortized cost $347,478 and $373,844)	350,810	375,219
Held-to-maturity (fair value $156 and $156)	146	146
Restricted investment in bank stocks	500	647
Loans held-for-sale	884	380
Loans receivable	570,708	555,282
Allowance for loan losses	(7,978)	(8,001)
Net loans	562,730	547,281
Bank-owned life insurance	10,731	10,658
Premises and equipment, net	9,546	9,702
Accrued interest receivable	2,547	2,568
Other real estate owned	611	3,025
Net deferred tax assets	2,406	2,925
Other assets	2,571	2,132
Total assets	$992,918	$977,135

Liabilities
Deposits
Demand, non-interest bearing	$100,493	$86,920
Interest-bearing demand	243,406	251,986
Money market	65,841	58,199
Savings	217,180	211,240
Time	146,514	148,827
Time of $100 or more	91,031	94,420
Total deposits	864,465	851,592
Short-term borrowings	35,868	35,189
Accrued interest payable	325	344
Other liabilities	3,101	3,656
Total liabilities	903,759	890,781

Shareholders' Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,496,198 shares and 3,481,227 shares issued; 3,331,629 and 3,316,658 shares outstanding	2,185	2,176
Surplus	15,151	14,819
Retained earnings	72,100	70,928
Accumulated other comprehensive income, net of tax	2,199	907
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	89,159	86,354
Total liabilities and shareholders' equity	$992,918	$977,135

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
	(in thousands, except per share data - unaudited)
Three months ended March 31,	2015	2014
Interest income
Interest and fees on loans	$5,881	$5,512
Interest and dividends on investment securities (AFS & HTM):
Taxable	1,342	1,374
Tax-exempt	486	602
Interest on trading securities	41	23
Interest on interest-bearing balances and other interest income	57	16
Total interest income	7,807	7,527

Interest expense
Interest on deposits
Interest-bearing demand	166	160
Money market	36	27
Savings	196	189
Time	396	406
Time of $100 or more	295	263
Interest on short-term borrowings	31	29
Interest on long-term debt	-	60
Total interest expense	1,120	1,134
Net interest income	6,687	6,393
Provision for loan losses	-	-
Net interest income after provision for loan losses	6,687	6,393

Non-interest income
Net gain on sale of investment securities	503	622
Net gain on trading activites	15	22
Fees for services to customers	402	399
ATM and debit card	362	348
Retail brokerage and advisory income	173	166
Bank-owned life insurance	70	72
Merchant Income	70	72
Net gain on sale of loans	63	7
Other	19	104
Total non-interest income	1,677	1,812

Non-interest expense
Salaries and employee benefits	2,996	2,795
Net occupancy	454	446
Furniture and equipment	429	408
Marketing	210	218
Third party services	401	401
Telephone, postage and supplies	194	183
State taxes	174	151
FDIC insurance premiums	167	177
Other	502	433
Total non-interest expense	5,527	5,212
Income before income taxes	2,837	2,993
Provision for income taxes	701	697
Net income	$2,136	$2,296
Earnings per share - basic	$0.64	$0.70
Earnings per share - diluted	$0.64	$0.70
Cash dividends per share	$0.29	$0.28

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(in thousands - unaudited)
Three months ended March 31,	2015			2014
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$2,837	$701	$2,136	$2,993	$697	$2,296
Other comprehensive income:
Net unrealized holding gains on securities:
Unrealized holding gains arising during the period	2,460	836	1,624	3,297	1,121	2,176
Reclassification adjustment for gains included in net income	(503)	(171)	(332)	(622)	(212)	(410)
Other comprehensive income	1,957	665	1,292	2,675	909	1,766
Total comprehensive income	$4,794	$1,366	$3,428	$5,668	$1,606	$4,062

The accompanying notes are an integral part of the consolidated financial statements

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income	Stock	Total
Balance, December 31, 2014	3,316,658	$2,176	$14,819	$70,928	$907	$(2,476)	$86,354
Net income	-	-	-	2,136	-	-	2,136
Other comprehensive income, net of tax	-	-	-	-	1,292	-	1,292
Cash dividends declared ($0.29 per share)	-	-	-	(964)	-	-	(964)
Stock issued in connection with dividend reinvestment and stock purchase plan	7,944	5	215	-	-	-	220
Stock issued for options exercised	7,027	4	77	-	-	-	81
Tax benefit of stock options exercised	-	-	19	-	-	-	19
Stock-based compensation expense	-	-	21	-	-	-	21
Balance, March 31, 2015	3,331,629	$2,185	$15,151	$72,100	$2,199	$(2,476)	$89,159

					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2013	3,271,658	$2,148	$13,747	$65,618	$(3,412)	$(2,476)	$75,625
Net income	-	-	-	2,296	-	-	2,296
Other comprehensive income, net of tax	-	-	-	-	1,766	-	1,766
Cash dividends declared ($0.28 per share)	-	-	-	(918)	-	-	(918)
Stock issued in connection with dividend reinvestment and stock purchase plan	7,534	5	182	-	-	-	187
Stock issued for options exercised	4,994	3	22	-	-	-	25
Tax benefit of stock options exercised	-	-	10	-	-	-	10
Stock-based compensation expense	-	-	19	-	-	-	19
Balance, March 31, 2014	3,284,186	$2,156	$13,980	$66,996	$(1,646)	$(2,476)	$79,010

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
Three months ended March 31,	2015	2014
Operating Activities
Net income	$2,136	$2,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266	275
Net gain on investment securities available-for-sale	(503)	(622)
Net loss on sale of other real estate owned, repossessed assets and premises and equipment	69	-
Net gain on sale of loans	(63)	(7)
Proceeds from sales of residential mortgages held-for-sale	1,933	131
Origination of residential mortgages held-for-sale	(2,374)	(124)
Income on bank-owned life insurance	(70)	(72)
Stock-based compensation expense	21	19
Deferred income tax provision	(147)	47
Net change in trading securities	24	(4,485)
Net increase in income taxes payable	828	539
Net decrease (increase) in accrued interest receivable	21	(23)
Amortization of mortgage servicing rights and change in valuation allowance	20	11
Net amortization of premiums and discounts on investment securities	588	564
Net decrease in accrued interest payable	(19)	(18)
Increase in other assets	(521)	(598)
Decrease in other liabilities	(1,291)	(152)
Net cash provided by (used in) operating activities	918	(2,219)
Investing Activities
Proceeds from payments, maturities and calls of investment securities available-for-sale	22,148	28,246
Proceeds from the sale of investment securities available-for-sale	7,595	12,581
Purchases of investment securities available-for-sale	(3,462)	(8,876)
Proceeds from redemption of investment in restricted bank stock	872	803
Purchase of restricted bank stock	(725)	(803)
Net increase in loans	(15,510)	(20,246)
Net purchases of premises and equipment	(111)	(216)
Proceeds from sales of other real estate owned and repossessed assets	2,375	-
Net cash provided by investing activities	13,182	11,489
Financing Activities
Net increase in non-interest bearing deposits	13,573	4,042
Net decrease in interest-bearing deposits	(700)	(4,340)
Net increase (decrease) in short-term borrowings	679	(2,221)
Tax benefit from exercise of stock options	19	10
Cash dividends paid, net of reinvestment	(857)	(821)
Proceeds from issuance of common stock	194	115
Net cash provided by (used in) financing activities	12,908	(3,215)
Increase in cash and cash equivalents	27,008	6,055
Cash and cash equivalents at beginning of year	18,245	16,286
Cash and cash equivalents at end of period	$45,253	$22,341
Supplemental Cash Flow Disclosures
Interest paid	$1,139	$1,152
Income taxes paid	-	100
Non-cash transactions:
Transfer of loans to repossessed assets or other real estate owned	61	-

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2014 Annual Report incorporated in the Form 10-K. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2015, for items that should potentially be recognized or disclosed in these financial statements.

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

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The provisions in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. QNB does not anticipate the adoption of this guidance will have a material impact on its financial statements but may result in expanded disclosures.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

On January 9, 2015, the FASB issued ASU 2015-01 Extraordinary and Unusual Items (Subtopic 225-20) which eliminates from U.S. GAAP the concept of an extraordinary item. The Board released the new guidance as part of its simplification initiative, which, as explained in the ASU, is intended to “identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.” To be considered an extraordinary item under existing U.S. GAAP, an event or transaction must be unusual in nature and must occur infrequently. Stakeholders often questioned the decision-usefulness of labeling a transaction or event as extraordinary and indicated that it is difficult to ascertain whether an event or transaction satisfies both criteria. In light of this feedback and in a manner consistent with its simplification initiative, the FASB decided to eliminate the concept of an extraordinary item. As a result, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. For all entities, the ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Entities may apply the guidance prospectively or retrospectively to all prior periods presented in the financial statements. If an entity chooses to apply the guidance prospectively, it must disclose whether amounts included in income from continuing operations after adoption of the ASU are related to events and transactions previously recognized and classified as extraordinary items before the date of adoption. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. QNB is evaluating the effect of adopting this new ASU.

On February 18, 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which amends the consolidation requirements in ASC 810 and significantly changes the consolidation analysis required under U.S. GAAP. The amendments include the following:

●

Limited partnerships will be variable interest entities (VIEs), unless the limited partners have either substantive kick-out or participating rights. Although more partnerships will be VIEs, it is less likely that a general partner will consolidate a limited partnership.

●

The ASU changes the effect that fees paid to a decision maker or service provider have on the consolidation analysis. Specifically, it is less likely that the fees themselves will be considered a variable interest, that an entity will be a VIE, or that consolidation will result.

●

The ASU significantly amends how variable interests held by a reporting entity’s related parties or de facto agents affect its consolidation conclusion. Specifically, the ASU will result in less frequent performance of the related-party tiebreaker test (and mandatory consolidation by one of the related parties) than under current U.S. GAAP.

●

For entities other than limited partnerships, the ASU clarifies how to determine whether the equity holders (as a group) have power over the entity (this will most likely result in a change to current practice). The clarification could affect whether the entity is a VIE.

This ASU will be effective for periods beginning after December 15, 2015, for public companies. For private companies and not-for-profit organizations, the ASU will be effective for annual periods beginning after December 15, 2016; and for interim periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. QNB does not anticipate the adoption of this guidance will have a material impact on its financial statements.

On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. For public business entities, the guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For entities other than public business entities, the guidance is effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). QNB is evaluating the effect of adopting this new ASU.

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

Stock-based compensation expense was approximately $21,000 and $19,000 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was approximately $125,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 34 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorized the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest ratably over a three-year period. As of March 31, 2015, there were 225,058 options granted, 60,244 options forfeited, 164,814 options exercised and no remaining options outstanding under this Plan. The 1998 Plan expired on March 10, 2008.

The 2005 Plan authorizes the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of March 31, 2015, there were 184,200 options granted, 55,225 options forfeited, 43,125 options exercised, and 85,850 options outstanding under this Plan. The 2005 Plan expired on March 15, 2015.

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

Three months ended March 31,	2015	2014
Risk free interest rate	1.06%	0.69%
Dividend yield	3.86	4.28
Volatility	26.74	28.12
Expected life (years)	5.00	5.00

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term approximating the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the first three months of 2015 and 2014 was $4.38 and $3.81, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

3. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY (continued)

Stock option activity during the three months ended March 31, 2015 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2014	88,375	$23.27
Granted	21,000	29.25
Exercised	10,875	17.58
Forfeited	12,650	31.87
Outstanding at March 31, 2015	85,850	$24.19	2.97	$402
Exercisable at March 31, 2015	31,650	$20.83	1.35	$251

4. SHARE REPURCHASE PLAN

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. There were no shares repurchased during the three months ended March 31, 2015. As of March 31, 2015, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

5. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

Three months ended March 31,	2015	2014
Numerator for basic and diluted earnings per share - net income	$2,136	$2,296
Denominator for basic earnings per share - weighted average shares outstanding	3,321,688	3,275,961
Effect of dilutive securities - employee stock options	12,114	11,108
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,333,802	3,287,069
Earnings per share - basic	$0.64	$0.70
Earnings per share - diluted	$0.64	$0.70

There were 21,000 and 69,800 stock options that were anti-dilutive for the three-month periods ended March 31, 2015 and 2014, respectively. These stock options were not included in the above calculation.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

6. COMPREHENSIVE INCOME

The following shows the components of accumulated other comprehensive income at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Unrealized net holding gains on available-for-sale securities	$3,816	$1,975
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	(484)	(600)
Accumulated other comprehensive income	3,332	1,375
Tax effect	(1,133)	(468)
Accumulated other comprehensive income, net of tax	$2,199	$907

The following table presents amounts reclassified out of accumulated other comprehensive income for the three months ended March 31, 2015 and 2014:

	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income	2015	2014	Affected line item in the statement of income
Unrealized net holding gains on available-for-sale securities	$503	$622	Net gain on sale of investment securities
Tax effect	(171)	(212)	Provision for income taxes
Accumulated other comprehensive income, net of tax	$332	$410	Net of tax

7. INVESTMENT SECURITIES

QNB engages in trading activities for its own account. Municipal securities that are held principally for resale in the near term are recorded in the trading account at fair value with changes in fair value recorded in non-interest income. There were net realized and unrealized gains of $15,000 and $156,000 at March 31, 2015 and December 31, 2014, respectively. Unrealized gains on trading activity related to trading securities still held at March 31, 2015 and December 31, 2014 totaled $30,000 and $24,000, respectively. Interest and dividends are included in interest income.

Trading securities, at fair value, at March 31, 2015 and December 31, 2014 were as follows:

Fair
March 31, 2015	value
State and municipal securities	$4,183

Fair
December 31, 2014	value
State and municipal securities	$4,207

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The amortized cost and estimated fair values of investment securities available-for-sale at March 31, 2015 and December 31, 2014 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
March 31, 2015	value	gains	losses	cost
U.S. Government agency	$48,008	$280	$(113)	$47,841
State and municipal	71,015	1,689	(68)	69,394
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	130,600	2,316	(200)	128,484
Collateralized mortgage obligations (CMOs)	84,868	508	(689)	85,049
Pooled trust preferred	2,574	192	(1,137)	3,519
Corporate debt	6,048	42	-	6,006
Equity	7,697	682	(170)	7,185
Total investment securities available-for-sale	$350,810	$5,709	$(2,377)	$347,478

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2014	value	gains	losses	cost
U.S. Government agency	$62,665	$212	$(472)	$62,925
State and municipal	72,569	1,500	(150)	71,219
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	136,192	1,819	(466)	134,839
Collateralized mortgage obligations (CMOs)	87,662	330	(1,300)	88,632
Pooled trust preferred	2,439	160	(1,240)	3,519
Corporate debt	6,037	30	-	6,007
Equity	7,655	1,022	(70)	6,703
Total investment securities available-for-sale	$375,219	$5,073	$(3,698)	$373,844

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at March 31, 2015 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

		Amortized
March 31, 2015	Fair value	cost
Due in one year or less	$9,110	$9,048
Due after one year through five years	249,057	246,677
Due after five years through ten years	63,433	62,614
Due after ten years	21,513	21,954
Equity securities	7,697	7,185
Total investment securities available-for-sale	$350,810	$347,478

Proceeds from sales of investment securities available-for-sale were approximately $7,595,000 and $12,581,000 for the three months ended March 31, 2015 and 2014, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

At March 31, 2015 and December 31, 2014, investment securities available-for-sale totaling approximately $183,571,000 and $206,774,000, respectively, of U.S. Government Agency and sponsored enterprises were pledged as collateral for repurchase agreements and deposits of public funds.

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

	Three months ended March 31, 2015				Three months ended March 31, 2014
			Other-than-				Other-than-
	Gross	Gross	temporary		Gross	Gross	temporary
	realized	realized	impairment		realized	realized	impairment
	gains	losses	losses	Net gains	gains	losses	losses	Net gains
Equity securities	$426	-	$-	$426	$590	-	$-	$590
Debt securities	88	$(11)		77	63	$(31)	-	32
Total	$514	$(11)	$-	$503	$653	$(31)	$-	$622

The tax expense applicable to the net realized gains for the three-month periods ended March 31, 2015 and 2014 amounted to approximately $171,000 and $211,000, respectively.

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

The following table presents a roll forward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the year. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized during the first quarter of 2015 or 2014.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The following table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Three months ended March 31,	2015	2014
Balance, beginning of period	$1,153	$1,271
Reductions: gain on payoff	-	-
Additions:
Initial credit impairments	-	-
Subsequent credit impairments	-	-
Balance, end of period	$1,153	$1,271

The amortized cost and estimated fair values of investment securities held-to-maturity at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
		unrealized	unrealized			unrealized	unrealized
	Amortized	holding	holding	Fair	Amortized	holding	holding	Fair
	cost	gains	losses	value	cost	gains	losses	value
State and municipal securities	$146	$10	$-	$156	$146	$10	$-	$156

The amortized cost and estimated fair value of securities held-to-maturity by contractual maturity at March 31, 2015 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Amortized
March 31, 2015	Fair value	cost
Due in one year or less	-	-
Due after one year through five years	$156	$146
Due after five years through ten years	-	-
Due after ten years	-	-
Total investment securities held-to-maturity	$156	$146

There were no sales of investment securities classified as held-to-maturity during the three months ended March 31, 2015 or 2014.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014:

March 31, 2015
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency	11	$4,463	$(21)	$9,654	$(92)	$14,117	$(113)
State and municipal	28	6,818	(28)	3,978	(40)	10,796	(68)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	23	28,768	(159)	2,626	(41)	31,394	(200)
Collateralized mortgage obligations (CMOs)	34	11,346	(41)	30,494	(648)	41,840	(689)
Pooled trust preferred	5	-	-	2,081	(1,137)	2,081	(1,137)
Equity	11	2,304	(170)	-	-	2,304	(170)
Total	112	$53,699	$(419)	$48,833	$(1,958)	$102,532	$(2,377)

December 31, 2014
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency	29	$15,466	$(30)	$23,941	$(442)	$39,407	$(472)
State and municipal	39	3,452	(31)	11,964	(119)	15,416	(150)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	34	6,521	(15)	38,586	(451)	45,107	(466)
Collateralized mortgage obligations (CMOs)	51	2,003	(205)	35,687	(1,095)	37,690	(1,300)
Pooled trust preferred	5	-	-	1,978	(1,240)	1,978	(1,240)
Equity	7	1,303	(70)	-	-	1,303	(70)
Total	165	$28,745	$(351)	$112,156	$(3,347)	$140,901	$(3,698)

Management evaluates debt securities, which are comprised of U.S. Government agencies, state and municipalities, GSE mortgage-backed securities, and CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at March 31, 2015 in U.S. Government agencies securities, state and municipal securities, mortgage-backed securities and CMOs are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

QNB holds six pooled trust preferred securities as of March 31, 2015. These securities have a total amortized cost of approximately $3,519,000 and a fair value of $2,574,000. Five of the six securities have been in an unrealized loss position for more than twelve months. All of the pooled trust preferred securities are available-for-sale securities and are carried at fair value.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The following table provides additional information related to pooled trust preferred securities (PreTSLs) as of March 31, 2015:

Deal	Class	Book value	Fair value	Unreal-ized gains (losses)	Realized OTTI credit loss (YTD 2015)	Total recognized OTTI credit loss	Moody's /Fitch ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine*	$243	$208	$(35)	$-	$(1)	B1/B	5	-	18.0%	140.2%
PreTSL XVII	Mezzanine	752	535	(217)	-	(222)	C/C	32	5	28.6	86.6
PreTSL XIX	Mezzanine	988	527	(461)	-	-	C/C	38	12	13.3	92.8
PreTSL XXV	Mezzanine	766	454	(312)	-	(222)	C/C	46	5	28.3	87.5
PreTSL XXVI	Mezzanine	469	357	(112)	-	(270)	C/C	42	7	23.7	93.7
PreTSL XXVI	Mezzanine	301	493	192	-	(438)	C/C	42	7	23.7	93.7
		$3,519	$2,574	$(945)	$-	$(1,153)

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

On January 14, 2014, Regulators released a final interim rule authorizing retention of pooled trust preferred securities backed primarily by bank-issued trust preferred securities which included the PreTSLs held by QNB. During 2014, there was a noticeable increase in trading activity, as sellers disposed of non-exempted trust preferred securities. However, we believe most of these trades occurred under distress and do not represent trades made in an orderly market. Despite the trades that took place as discussed previously, the market for these securities at March 31, 2015 was not active and markets for similar securities also are not active, relative to historical levels of trading activity. The new issue market is also inactive and the market values for these securities are depressed relative to historical levels. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. As illustrated in the previous table, these securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities, except for PreTSL IV which represent the senior-most obligation of the trust.

On a quarterly basis we evaluate our debt securities for OTTI, which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit-related portion and a non-credit related portion of OTTI are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. For the three months ended March 31, 2015 and 2014, no other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows:

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

●

Probability of Default – A near-term probability of default is determined for each issuer based on its financial condition and is used to calculate the expected impact of future deferrals and defaults on the expected cash flows. Each issuer in the collateral pool is assigned a near-term probability of default based on individual performance and financial characteristics. Various studies suggest that the rate of bank failures between 1934 and 2008 were approximately 0.36%. Thus, in addition to the specific bank default assumptions used for the near term, future defaults on the individual banks in the analysis for 2016 and beyond the rate used is calculated based on using the above mentioned thirty-six basis points and factoring that number based on a comparison of key financial ratios of active individual issuers without a short-term probability of default compared to all FDIC insured banks.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

●

Severity of Loss – In addition to the probability of default discussed above, a severity of loss (projected recovery) is determined in all cases. In the current analysis, the severity of loss ranges from 0% to 100% depending on the estimated credit worthiness of the individual issuer. Based on information from various published studies, a 95% severity of loss was utilized for defaults projected in 2016 and thereafter.

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

Based upon the analysis performed by management as of March 31, 2015, it is probable that we will collect all contractual principal and interest payments on one of our six pooled trust preferred securities, PreTSL XIX. The expected principal shortfall on the remaining pooled trust preferred securities resulted in credit related other-than-temporary impairment charges in previous years. All of these pooled trust preferred securities held by QNB could be subject to additional write-downs in the future if additional deferrals and defaults occur.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Major classes of loans are as follows:

	March 31,	December 31,
	2015	2014
Commercial:
Commercial and industrial	$130,317	$118,845
Construction	26,093	23,471
Secured by commercial real estate	201,881	203,534
Secured by residential real estate	54,492	53,077
State and political subdivisions	46,055	44,104
Indirect lease financing	8,106	7,685
Retail:
1-4 family residential mortgages	37,601	37,147
Home equity loans and lines	62,035	63,213
Consumer	4,057	4,175
Total loans	570,637	555,251
Net unearned costs	71	31
Loans receivable	$570,708	$555,282

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At March 31, 2015 and December 31, 2014, overdrafts were approximately $210,000 and $142,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at March 31, 2015, there were no concentrations of loans exceeding 10% of total loans.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

7 - Doubtful - full collection unlikely

8 - Loss - considered uncollectible

The Company maintains a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential problem loans. Each loan officer assigns a rating at the time the loan is originated. Loans with risk ratings of one through three are reviewed annually based on the borrower’s fiscal year. Loans with risk ratings of four are reviewed every six to twelve months based on the dollar amount of the relationship with the borrower. Loans with risk ratings of five through eight are reviewed at least quarterly, and as often as monthly, at management’s discretion. The Company also utilizes an outside loan review firm to review the portfolio on a semi-annual basis to provide the Board of Directors and senior management an independent review of the Bank’s loan portfolio on an ongoing basis. These reviews are designed to recognize deteriorating credits in their earliest stages in an effort to reduce and control risk in the lending function as well as identifying potential shifts in the quality of the loan portfolio. The examinations by the outside loan review firm include the review of lending activities with respect to underwriting and processing new loans, monitoring the risk of existing loans and to provide timely follow-up and corrective action for loans showing signs of deterioration in quality. In addition, the outside firm reviews the methodology for the allowance for loan losses to determine compliance to policy and regulatory guidance.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2015 and December 31, 2014:

March 31, 2015	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$123,230	$570	$6,517	$-	$130,317
Construction	26,069	-	24	-	26,093
Secured by commercial real estate	180,601	2,842	18,438	-	201,881
Secured by residential real estate	51,685	405	2,402	-	54,492
State and political subdivisions	44,745	-	1,310	-	46,055
Indirect lease financing	7,982	-	124	-	8,106
	$434,312	$3,817	$28,815	$-	$466,944

December 31, 2014	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$111,560	$42	$7,243	$-	$118,845
Construction	22,981	128	362	-	23,471
Secured by commercial real estate	178,339	2,418	22,777	-	203,534
Secured by residential real estate	50,172	408	2,497	-	53,077
State and political subdivisions	42,771	-	1,333	-	44,104
Indirect lease financing	7,543	-	142	-	7,685
	$413,366	$2,996	$34,354	$-	$450,716

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of March 31, 2015 and December 31, 2014:

March 31, 2015	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$37,262	$339	$37,601
Home equity loans and lines	61,907	128	62,035
Consumer	4,056	1	4,057
	$103,225	$468	$103,693

December 31, 2014	Performing	Non-performing	Total
Retail:
1-4 family residential mortgages	$36,922	$225	$37,147
Home equity loans and lines	63,109	104	63,213
Consumer	4,174	1	4,175
	$104,205	$330	$104,535

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2015 and December 31, 2014:

March 31, 2015	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$241	-	-	$241	$130,076	$130,317
Construction	-	-	-	-	26,093	26,093
Secured by commercial real estate	108	-	$1,419	1,527	200,354	201,881
Secured by residential real estate	690	-	525	1,215	53,277	54,492
State and political subdivisions	-	-	-	-	46,055	46,055
Indirect lease financing	292	$14	-	306	7,800	8,106
Retail:
1-4 family residential mortgages	427	-	-	427	37,174	37,601
Home equity loans and lines	109	-	-	109	61,926	62,035
Consumer	48	4	-	52	4,005	4,057
	$1,915	$18	$1,944	$3,877	$566,760	$570,637

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

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of March 31, 2015 and December 31, 2014:

March 31, 2015	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$-	$2,017
Construction	-	-
Secured by commercial real estate	-	3,736
Secured by residential real estate	-	1,626
State and political subdivisions	-	-
Indirect lease financing	-	-
Retail:
1-4 family residential mortgages	-	339
Home equity loans and lines	-	128
Consumer	-	1
	$-	$7,847

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

December 31, 2014	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$-	$2,171
Construction	-	337
Secured by commercial real estate	-	6,465
Secured by residential real estate	-	1,467
State and political subdivisions	-	-
Indirect lease financing	-	-
Retail:
1-4 family residential mortgages	-	225
Home equity loans and lines	-	104
Consumer	-	1
	$-	$10,770

Activity in the allowance for loan losses for the three months ended March 31, 2015 and 2014 are as follows:

Three months ended March 31, 2015	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,892	$(27)	-	$10	$1,875
Construction	297	(12)	-	-	285
Secured by commercial real estate	2,700	(105)	$(28)	2	2,569
Secured by residential real estate	1,630	38	(4)	2	1,666
State and political subdivisions	221	32	-	-	253
Indirect lease financing	93	1	(8)	9	95
Retail:
1-4 family residential mortgages	312	(4)	-	-	308
Home equity loans and lines	453	21	-	5	479
Consumer	85	11	(18)	7	85
Unallocated	318	45	N/A	N/A	363
	$8,001	$-	$(58)	$35	$7,978

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

QNB holds two foreclosed residential properties recorded at the lower of cost or fair value at March 31, 2015. The total value of $111,000 is recorded in Other Real Estate Owned on the Balance Sheet.

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $2,432,000 and $1,897,000 as of March 31, 2015 and December 31, 2014, respectively. Non-performing TDRs totaled $3,240,000 and $3,690,000 as of March 31, 2015 and December 31, 2014, respectively. All TDRs are included in impaired loans.

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment.

	March 31, 2015		December 31, 2014
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance

TDRs with no specific allowance recorded	$4,739	-	$4,588	-
TDRs with an allowance recorded	933	$761	999	$813
	$5,672	$761	$5,587	$813

There were no new TDRs made during the three months ended March 31, 2015. As of March 31, 2015 and December 31, 2014, QNB had commitments of $1,817,000 and $1,729,000, respectively, to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings. There were charge-offs of $0 and $1,000 resulting from loans modified as TDRs during the three months ended March 31, 2015 and 2014, respectively.

The following table presents loans by loan class modified as TDRs during the three months ended March 31, 2015 and 2014. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below, represent carrying amounts immediately prior to the modification and at March 31, 2015 and 2014.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Three months ended March 31,	2015			2014
	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment	Number of contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial:
Commercial and industrial	-	$-	$-	1	$288	$285
	-	$-	$-	1	$288	$285

There were no loans modified as TDRs within 12 months prior to March 31, 2015 and 2014 for which there was a payment default (60 days or more past due) during the three months ended March 31, 2015 and 2014.

The following tables present the balance in the allowance for loan losses at March 31, 2015 and December 31, 2014 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
March 31, 2015	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$1,875	$977	$898	$130,317	$6,282	$124,035
Construction	285	-	285	26,093	581	25,512
Secured by commercial real estate	2,569	-	2,569	201,881	7,302	194,579
Secured by residential real estate	1,666	235	1,431	54,492	1,626	52,866
State and political subdivisions	253	-	253	46,055	-	46,055
Indirect lease financing	95	-	95	8,106	13	8,093
Retail:
1-4 family residential mortgages	308	3	305	37,601	454	37,147
Home equity loans and lines	479	29	450	62,035	153	61,882
Consumer	85	-	85	4,057	1	4,056
Unallocated	363	N/A	N/A	N/A	N/A	N/A
	$7,978	$1,244	$6,371	$570,637	$16,412	$554,225

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following tables summarize additional information in regards to impaired loans by loan portfolio class as of March 31, 2015 and December 31, 2014:

March 31, 2015	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
With no specific allowance recorded:
Commercial:
Commercial and industrial	$5,156	$5,318	$-
Construction	581	581	-
Secured by commercial real estate	7,302	7,909	-
Secured by residential real estate	916	1,465	-
State and political subdivisions	-	-	-
Indirect lease financing	13	13	-
Retail:
1-4 family residential mortgages	339	368	-
Home equity loans and lines	123	166	-
Consumer	1	1	-
	$14,431	$15,821	$-

With an allowance recorded:
Commercial:
Commercial and industrial	$1,126	$1,340	$977
Construction	-	-	-
Secured by commercial real estate	-	-	-
Secured by residential real estate	710	784	235
State and political subdivisions	-	-	-
Indirect lease financing	-	-	-
Retail:
1-4 family residential mortgages	115	115	3
Home equity loans and lines	30	30	29
Consumer	-	-	-
	$1,981	$2,269	$1,244

Total:
Commercial:
Commercial and industrial	$6,282	$6,658	$977	$6,794	$66
Construction	581	581	-	415	8
Secured by commercial real estate	7,302	7,909	-	9,424	43
Secured by residential real estate	1,626	2,249	235	1,572	-
State and political subdivisions	-	-	-	-	-
Indirect lease financing	13	13	-	15	1
Retail:
1-4 family residential mortgages	454	483	3	369	1
Home equity loans and lines	153	196	29	133	-
Consumer	1	1	-	1	-
	$16,412	$18,090	$1,244	$18,723	$119

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of March 31, 2015:

March 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Trading Securities
State and municipal securities	$-	$4,183	$-	$4,183

Securities available-for-sale
U.S. Government agency securities	-	$48,008	-	$48,008
State and municipal securities	-	71,015	-	71,015
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	-	130,600	-	130,600
Collateralized mortgage obligations (CMOs)	-	84,868	-	84,868
Pooled trust preferred securities	-	-	$2,574	2,574
Corporate debt securities	-	6,048	-	6,048
Equity securities	$7,697	-	-	7,697
Total securities available-for-sale	$7,697	$340,539	$2,574	$350,810
Total recurring fair value measurements	$7,697	$344,722	$2,574	$354,993

Nonrecurring fair value measurements
Impaired loans	$-	$-	$737	$737
Other real estate owned	-	-	50	50
Mortgage servicing rights	-	-	180	180
Total nonrecurring fair value measurements	$-	$-	$967	$967

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three months ended March 31, 2015. There were also no transfers in or out of level 3 for the same period. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the three-month periods ended March 31, 2015 and 2014, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy as of December 31, 2014:

December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Trading Securities
State and municipal securities	$-	$4,207	$-	$4,207

Securities available-for-sale
U.S. Government agency securities	-	$62,665	-	$62,665
State and municipal securities	-	72,569	-	72,569
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	-	136,192	-	136,192
Collateralized mortgage obligations (CMOs)	-	87,662	-	87,662
Pooled trust preferred securities	-	-	$2,439	2,439
Corporate debt securities	-	6,037	-	6,037
Equity securities	$7,655	-	-	7,655
Total securities available-for-sale	$7,655	$365,125	$2,439	$375,219
Total recurring fair value measurements	$7,655	$369,332	$2,439	$379,426

Nonrecurring fair value measurements
Impaired loans	$-	$-	$3,715	$3,715
Mortgage servicing rights	-	-	112	112
Total nonrecurring fair value measurements	$-	$-	$3,827	$3,827

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
	Fair value	Valuation techniques	Unobservable input	Value or range of values
March 31, 2015 - Impaired loans	$592	Appraisal of collateral (1)	Appraisal adjustments (2)	-20% to -100%
			Liquidation expenses (3)	-10%
March 31, 2015 - Impaired loans	112	Discounted cash flow (4)	Discount rate	6.375%
March 31, 2015 - Impaired loans	33	Recent bid for property (5)
March 31, 2015 - Other real estate owned	50	Recent bid for property (5)
March 31, 2015 - Mortgage servicing rights	180	Discounted cash flow	Remaining term	2 - 28 yrs
			Discount rate	10% to 12%

	Quantitative information about Level 3 fair value measurements
	Fair value	Valuation techniques	Unobservable input	Value or range of values
December 31, 2014 - Impaired loans	$953	Appraisal of collateral (1)	Appraisal adjustments (2)	-20% to -100%
			Liquidation expenses (3)	-10%
December 31, 2014 - Impaired loans	112	Discounted cash flow (4)	Discount rate	6.375%
December 31, 2014 - Impaired loans	2,650	Agreement of sale (5)
December 31, 2014 - Mortgage servicing rights	112	Discounted cash flow	Remaining term	2 - 28 yrs
			Discount rate	10% to 12%

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percent of the initial appraised value.
(3)	Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percent of the initial appraised value.
(4)	Fair value is determined using the cash flow of the borrower and the effective interest rate of the original note.
(5)	Fair value is determined by recent market indications.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the three months ended March 31, 2015:

Fair value measurements using significant unobservable inputs
(Level 3)
Balance, January 1, 2015	$2,439
Settlements	-
Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	135
Transfers in and/or out of Level 3	-
Balance, March 31, 2015	$2,574

The Level 3 securities consist of six collateralized debt obligation securities, PreTSL securities, which are backed by trust preferred securities issued by banks, thrifts, and insurance companies. As discussed in Note 7, despite the fact that there were some trades during 2015, the market for these securities at March 31, 2015 was not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

●	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2015;
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

The Bank is aware of several factors indicating that recent transactions of PreTSL securities are not orderly including an increased spread between bid/ask prices, lower sales transaction volumes for these types of securities, and a lack of new issuances. As a result, the Bank engaged an independent third party to value the securities using a discounted cash flow analysis. The estimated cash flows are based on specific assumptions about defaults, deferrals and prepayments of the trust preferred securities underlying each PreTSL. The resulting collateral cash flows are allocated to the bond waterfall using the INTEXcalc valuation model. Default rates are calculated based upon a comparison of key financial ratios of active individual issuers without a short-term probability of default compared to all FDIC insured banks. The base loss severity assumption and long-term loss severity assumptions are modeled at 95%. The severity factor for near-term default is vectored to reflect the relative expected performance of the institutions modeled to default, with lower forecasted severities used for the higher quality institutions. Prepayments are modeled to take into account the disruption in the asset-backed securities marketplace and the lack of new pooled trust preferred issuances. For those institutions rated below investment grade the holding companies’ approximate cost of long-term funding given their rating and marketplace interest rate was estimated. The following assumption was made; any holding company that could refinance for a cost savings of more than 2% will refinance and will do so as soon as possible, or no later than July 1, 2015. Finally, for issuers not impacted by the Tier 1 regulatory capital legislation enacted by the Dodd-Frank Act, the issuers that have shown a recent history of prepayment of both floating rate and fixed rate issues were identified and it was assumed these issuers will prepay as soon as possible.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The internal rate of return is the pre-tax yield used to discount the best estimate of future cash flows after credit losses. The cash flows have been discounted using estimated market discount rates of 3-month LIBOR plus spreads ranging from 3.74% to 8.18%. The determination of appropriate market discount rates involved the consideration of the following:

●	the time value of money
●	the price for bearing uncertainty in cash flows
●	other factors that would be considered by market participants

The analysis of discount rates involved the review of corporate bond spreads for banks, U.S. Treasury yields, credit default swap rates for financial companies (utilized as a proxy for credit), the swap/LIBOR yield curve and the characteristics of the individual securities being valued. For a further discussion of PreTSL valuation, see Note 7, Investment Securities.

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at March 31, 2015 and December 31, 2014:

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

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of the respective period ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period end.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
March 31, 2015	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$45,253	$45,253	$45,253	-	-
Investment securities:
Trading	4,183	4,183	-	$4,183	-
Available-for-sale	350,810	350,810	7,697	340,539	$2,574
Held-to-maturity	146	156	-	156	-
Restricted investment in bank stocks	500	500	-	500	-
Loans held-for-sale	884	907	-	907	-
Net loans	562,730	560,222	-	-	560,222
Mortgage servicing rights	498	576	-	-	576
Accrued interest receivable	2,547	2,547	-	2,547	-

Financial liabilities
Deposits with no stated maturities	$626,920	$626,920	$626,920	-	$-
Deposits with stated maturities	237,545	238,860	-	$238,860	-
Short-term borrowings	35,868	35,868	35,868	-	-
Accrued interest payable	325	325	-	325	-

Off-balance sheet instruments
Commitments to extend credit	$-	$-	$-	$-	$-
Standby letters of credit	-	-	-	-	-

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

A summary of the Bank's financial instrument commitments is as follows:

	March 31,	December 31,
	2015	2014
Commitments to extend credit and unused lines of credit	$208,139	$203,496
Standby letters of credit	5,380	6,276
Total financial instrument commitments	$213,519	$209,772

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2015 and December 31, 2014 for guarantees under standby letters of credit issued is not material.

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

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under applicable regulations, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of March 31, 2015, that the Company and the Bank met capital adequacy requirements to which they were subject.

As of the most recent notification, the primary regulator of each of the Company and the Bank considered them to be “well capitalized” under the regulatory framework. There are no conditions or events since that notification that management believes have changed the classification. To be categorized as well capitalized, the Company and the Bank must maintain minimum ratios as set forth in the following table.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

11. REGULATORY RESTRICTIONS (continued)

	Capital levels
	Actual		Minimum required		Well capitalized
As of March 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$95,132	13.15%	$57,895	8.00%	$72,369	10.00%
Bank	88,019	12.54	56,144	8.00	70,181	10.00

Tier I capital (to risk-weighted assets):
Consolidated	86,957	12.02	43,421	6.00	43,421	6.00
Bank	79,982	11.40	42,108	6.00	56,144	8.00

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	86,957	12.02	32,566	4.50	N/A	N/A
Bank	79,982	11.40	31,581	4.50	45,617	6.50

Tier I capital (to average assets):
Consolidated	86,957	8.95	38,856	4.00	N/A	N/A
Bank	79,982	8.29	38,572	4.00	48,215	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$93,927	14.06%	$53,425	8.00%	N/A	N/A
Bank	86,884	13.14	52,891	8.00	$66,114	10.00%

Tier I capital (to risk-weighted assets):
Consolidated	85,439	12.79	26,713	4.00	N/A	N/A
Bank	78,824	11.92	26,446	4.00	39,669	6.00

Tier I capital (to average assets):
Consolidated	85,439	8.65	39,501	4.00	N/A	N/A
Bank	78,824	8.04	39,237	4.00	49,047	5.00

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QNB Corp. is a bank holding company headquartered in Quakertown, Pennsylvania. QNB Corp., through its wholly-owned subsidiary, the Bank, has been serving the residents and businesses of upper Bucks, northern Montgomery and southern Lehigh counties in Pennsylvania since 1877. Due to its limited geographic area, growth is pursued through expansion of existing customer relationships and building new relationships by stressing a consistent high level of service at all points of contact. The Bank is a locally managed community bank that provides a full range of commercial and retail banking and retail brokerage services.

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, and including the risk factors identified in Item 1A of QNB’s 2014 Form 10-K, could affect the future financial results of the Company and its subsidiary and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, but are not limited, to the following:

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

There were no credit-related other-than-temporary impairment charges in the first quarter of 2015 or 2014.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the first quarter of 2015 of $2,136,000, or $0.64 per share on a diluted basis, compared to net income of $2,296,000, or $0.70 per share on a diluted basis, for the same period in 2014.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.89% and 10.00%, respectively, for the quarter ended March 31, 2015 compared with 1.00% and 11.59%, respectively, for the quarter ended March 31, 2014.

Total assets as of March 31, 2015 were $992,918,000, compared with $977,135,000 at December 31, 2014. Loans receivable at March 31, 2015 were $570,708,000, compared with $555,282,000 at December 31, 2014, an increase of $15,426,000, or 2.8%. Total deposits of $864,465,000 at March 31, 2015 increased $12,873,000, or 1.5%, compared with total deposits of $851,592,000 at December 31, 2014.

Results for the three months ended March 31, 2015 include the following significant components:

•	Net interest income increased $294,000, or 4.6%, to $6,687,000.
•	The net interest margin on a tax-equivalent basis decreased four basis points to 3.08% for the first quarter of 2015 from 3.12% for the same period in 2014.
•	QNB recorded no provision for loan losses for the three months ended March 31, 2015 and 2014.
•

Non-interest income was $1,677,000 for first quarter 2015, a decrease of $135,000, or 7.5%, compared to the same period in 2014. Non-interest expense for the first quarter 2015 was $5,527,000, an increase of $315,000, or 6.0%, compared to first quarter 2014.

•

Asset quality continues to improve. Total non-performing loans were $10,279,000, or 1.80% of total loans at March 31, 2015, compared to $12,667,000, or 2.28% of total loans at December 31, 2014. Loans on non-accrual status were $7,847,000 at March 31, 2015 compared with $10,770,000 at December 31, 2014. Net charge-offs for the first quarter 2015 were $23,000, or 0.02% annualized of average total loans, as compared with $106,000, or 0.08% annualized of average total loans for the first quarter of 2014.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three-month periods ended March 31, 2015 and 2014.

Three months ended March 31,	2015	2014
Total interest income	$7,807	$7,527
Total interest expense	1,120	1,134
Net interest income	6,687	6,393
Tax-equivalent adjustment	445	486
Net interest income (fully taxable-equivalent)	$7,132	$6,879

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	March 31, 2015			March 31, 2014
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Trading securities	$4,157	6.01%	$62	$3,177	4.31%	$34
Investment securities (AFS & HTM):
U.S. Government agencies	56,272	1.60%	226	67,888	1.42%	241
State and municipal	70,305	4.19%	737	83,223	4.38%	912
Mortgage-backed and CMOs	218,926	1.93%	1,058	210,748	2.05%	1,082
Pooled trust preferred securities	3,519	0.17%	2	3,519	0.17%	2
Corporate debt securities	6,006	1.13%	17	6,010	1.12%	17
Equities	6,976	3.10%	53	5,469	3.29%	44
Total investment securities	362,004	2.31%	2,093	376,857	2.44%	2,298
Loans:
Commercial real estate	284,974	4.58%	3,218	257,172	4.61%	2,923
Residential real estate	37,049	4.17%	387	30,315	4.33%	328
Home equity loans	57,394	3.62%	512	54,523	3.92%	527
Commercial and industrial	120,242	4.12%	1,223	112,287	4.26%	1,180
Indirect lease financing	7,838	9.09%	178	8,512	9.87%	210
Consumer loans	4,130	5.45%	56	3,271	5.94%	48
Tax-exempt loans	46,563	4.06%	466	41,359	4.40%	449
Total loans, net of unearned income*	558,190	4.39%	6,040	507,439	4.53%	5,665
Other earning assets	14,567	1.59%	57	7,508	0.88%	16
Total earning assets	938,918	3.56%	8,252	894,981	3.63%	8,013
Cash and due from banks	10,810			10,218
Allowance for loan losses	(8,095)			(8,879)
Other assets	29,770			32,008
Total assets	$971,403			$928,328

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$129,393	0.22%	70	$114,538	0.23%	66
Municipals	117,107	0.33%	96	116,695	0.32%	94
Money market	59,659	0.24%	36	56,731	0.19%	27
Savings	214,129	0.37%	196	208,049	0.37%	189
Time	147,769	1.09%	396	152,435	1.08%	406
Time of $100,000 or more	92,652	1.29%	295	86,199	1.24%	263
Total interest-bearing deposits	760,709	0.58%	1,089	734,647	0.58%	1,045
Short-term borrowings	33,894	0.37%	31	33,072	0.36%	29
Long-term debt	-	-	-	5,000	4.77%	60
Total interest-bearing liabilities	794,603	0.57%	1,120	772,719	0.59%	1,134
Non-interest-bearing deposits	86,811			72,283
Other liabilities	3,339			2,971
Shareholders' equity	86,650			80,355
Total liabilities and shareholders' equity	$971,403			$928,328
Net interest rate spread		2.99%			3.04%
Margin/net interest income		3.08%	$7,132		3.12%	$6,879

Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.

Non-accrual loans and investment securities are included in earning assets.

* Includes loans held-for-sale

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Rate/Volume Analysis

The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated to changes in volume.

	Three Months Ended
	March 31, 2015 compared
	to March 31, 2014

	Total	Due to change in:
	Change	Volume	Rate
Interest income:
Trading securities	$28	$10	$18
Investment securities (AFS & HTM):
U.S. Government agencies	(15)	(41)	26
State and municipal	(175)	(141)	(34)
Mortgage-backed and CMOs	(24)	42	(66)
Pooled trust preferred securities	-	-	-
Money market mutual funds	-	-	-
Equities	9	12	(3)
Total Investment securities (AFS & HTM)	(205)	(128)	(77)
Loans:
Commercial real estate	295	316	(21)
Residential real estate	59	74	(15)
Home equity loans	(15)	27	(42)
Commercial and industrial	43	84	(41)
Indirect lease financing	(32)	(17)	(15)
Consumer loans	8	13	(5)
Tax-exempt loans	17	56	(39)
Total Loans	375	553	(178)
Other earning assets	41	15	26
Total interest income	239	450	(211)
Interest expense:
Interest-bearing deposits:
Interest-bearing demand	4	9	(5)
Municipals	2	-	2
Money market	9	2	7
Savings	7	5	2
Time	(10)	(12)	2
Time of $100,000 or more	32	19	13
Total interest-bearing deposits	44	23	21
Short-term borrowings	2	1	1
Long-term debt	(60)	(60)	-
Total interest expense	(14)	(36)	22
Net interest income	$253	$486	$(233)

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net interest income increased $294,000, or 4.6%, to $6,687,000 for the quarter ended March 31, 2015 as compared to $6,393,000 for the quarter ended March 31, 2014. On a tax-equivalent basis, net interest income increased $253,000, or 3.7%, from $6,879,000 for the three months ended March 31, 2014 to $7,132,000 for the same period ended March 31, 2015.

Net interest income and net interest margin continue to be negatively impacted by declining yields on earning assets resulting from the prolonged low interest rate environment that banks have been operating in since 2008, the beginning of the financial crisis. Average earning assets for the first quarter of 2015 were $938,918,000, an increase of $43,937,000, or 4.9%, from the first quarter of 2014, with average loans increasing $50,751,000, or 10.0%, and average investment securities decreasing $13,873,000, or 3.7%, over the same period. Growth in the loan portfolio mitigates the impact of the low interest rate environment on net interest income and the net interest margin as loans generally earn a higher yield than investment securities. Average loans as a percent of average earning assets grew from 56.7% for the first quarter of 2014, to 59.5% for the first quarter of 2015. On the funding side, average deposits increased $40,590,000, or 5.0%, to $847,520,000 for the first quarter of 2015 with growth occurring in all categories of deposits. During this same time period, average borrowed funds decreased $4,178,000 to $33,894,000 and in 2015 consists of commercial repurchase agreements only after repaying $5,000,000 of long-term debt at maturity in April 2014.

The prolonged low interest rate environment has continued to exert pressure on asset yields and the net interest margin as longer term assets reprice to lower interest rate levels while funding costs are near their implied floors. The net interest margin for the first quarter of 2015 was 3.08% compared to 3.12% for the first quarter of 2014. While the net interest margin represents a decline when comparing the two first quarter periods it does represent an increase from the 2.96% reported for the fourth quarter of 2014.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $239,000, or 3.0%, to $8,252,000 for the first quarter of 2015, while total interest expense decreased $14,000 to $1,120,000. Volume growth in earning assets, primarily loans, contributed an additional $450,000 of interest income but was offset by lower interest rates which reduced interest income by $211,000. With regard to interest expense, lower funding costs due primarily to the repayment of long-term debt in April 2014 resulted in a decline in interest expense of $36,000, while the rates paid on deposits increased $22,000, due to consumers and business deposit of funds into higher-yielding time and money market accounts.

The yield on earning assets on a tax-equivalent basis decreased seven basis points from 3.63% for the first quarter of 2014 to 3.56% for the first quarter of 2015, but increased by eleven basis points from the 3.45% reported for the fourth quarter of 2014. The rate paid on interest-bearing liabilities decreased two basis points from 0.59% for the first quarter of 2014 to 0.57% for the first quarter of 2015 and is equal to the 0.57% reported in the fourth quarter of 2014.

Interest income on investment securities (trading, available-for-sale and held-to-maturity) decreased $177,000 when comparing the two quarters primarily as a result of a ten basis point decline in average yield. The average yield on the investment portfolio was 2.35% for the first quarter of 2015 compared with 2.45% for the first quarter of 2014. The yield on the investment portfolio declined along with decreases in Treasury rates since the end of 2014. The cash flow from calls and prepayments in the portfolio has resulted in little opportunity to invest in bonds with better yields than the securities being called and repaid. During the first quarter of 2015 QNB cash flows from calls and principal and interest payments on mortgage backed securities funded loan growth, as well as seasonal deposit withdrawals by municipalities.

Income on Government agency securities decreased $15,000, as the $11,616,000, or 17.1%, decline in average balances reduced interest income by $41,000. This was partially offset by an 18 basis point increase in the yield from 1.42% for the first quarter of 2014 to 1.60% for the same period in 2015. The increase in the yield contributed $26,000 in additional interest income and is a result of selling some lower yielding bonds at the end of 2014 and reinvestment of cash into bonds with yields higher than the portfolio yield.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Interest income on tax-exempt municipal securities decreased $175,000 with the decline in volume contributing $141,000 of the total decrease. The yield on the municipal portfolio was 4.19% for 2015 compared to 4.38% for 2014. QNB had purchased many municipal securities when rates were significantly higher. Many of these bonds have either reached maturity or their call dates and are being replaced with municipal bonds with lower yields. Typically QNB purchased municipal bonds with 10-15 year maturities; however, given the current rate environment has shortened the maturity range to between 5-7 years with call dates between 2-4 years. The yield on this portfolio is expected to continue to decline as additional higher yielding municipal bonds are expected to be called or mature during 2015. The current yield on replacement bonds is well below the yield of the bonds being called or maturing.

Interest income on mortgage-backed securities and CMOs decreased $24,000 with an increase in average balances mitigating the impact of lower rates. Average balances increased $8,178,000, or 3.9%, to $218,926,000 when comparing the two periods and contributed $42,000 in additional income. The yield on the mortgage-backed and CMO portfolio decreased 12 basis points from 2.05% for the first quarter of 2014 to 1.93% for the first quarter of 2015, resulting in a $66,000 reduction in interest income. This portfolio was expanded because it provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested when interest rates eventually increase. With the historically low interest rate environment, mortgage refinancing activity over the past three years was significant resulting in an increase in prepayments on these securities. Since most of these securities were purchased at a premium, prepayments result in a shorter amortization period of this premium and therefore a reduction in income. With the decrease in interest rates since year-end 2014, mortgage refinancing activity has increased and as a result mortgage prepayments have slowed and yields have increased slightly.

Income on loans increased $375,000 to $6,040,000 when comparing the first quarters of 2015 and 2014, with growth in average balances offsetting the decline in the portfolio yield. The yield on the loan portfolio decreased 14 basis points to 4.39% when comparing the same periods, resulting in a reduction in interest income of $178,000. When comparing the two quarters average balances increased 10.0% resulting in an increase of $553,000 in interest income. As a result of the interest rate environment and competitive pressures new loans are being originated at lower rates, variable rate loans are repricing lower and many customers with fixed rates are negotiating for lower rates.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $295,000 and was impacted positively by the increase in average balances and negatively by the decline in yield. Average balances increased $27,802,000, or 10.8%, to $284,974,000, for the three months ended March 31, 2015 compared with the same quarter in 2014. The yield on commercial real estate loans was 4.58% for the first quarter of 2015, a decrease of three basis points from the 4.61% reported for the first quarter of 2014.

Income on commercial and industrial loans, the second largest category, increased $43,000 as average commercial and industrial loan balances increased $7,955,000, or 7.1%, to $120,242,000 for the first quarter of 2015 resulting in an additional $84,000 in income. The average yield on these loans decreased 14 basis points to 4.12% resulting in a decrease in income of $41,000. Many of the loans in this category are indexed to the prime interest rate and have floors.

Tax-exempt loan income was $466,000 for the first quarter of 2015, an increase of $17,000 from the same period in 2014. With the decline in market interest rates many municipalities have refinanced existing debt or taken on new debt. QNB has been successful in winning some of these bids and as a result average balances have increased $5,204,000 or 12.6%, to $46,563,000 for the first quarter of 2015, contributing $56,000 in income. However, the rate renegotiation or bidding on these loans has resulted in a $39,000 decline in interest income as the average yield on the tax-exempt loan portfolio declined from 4.40% for the first quarter of 2014 to 4.06% for the first quarter of 2015.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

QNB desires to become the “local consumer lender of choice” and to affect this QNB focused its retail lending efforts, adding new product offerings and increasing marketing and promotion. The positive impact of this renewed focus has been year-over-year growth in balances in all three categories of retail lending: residential mortgage, home equity and consumer loans. Average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $6,734,000, or 22.2%, to $37,049,000 for the first quarter of 2015 compared to the same period in 2014. Over this same timeframe, the average yield on the portfolio declined by 16 basis points to 4.17% for the first quarter of 2015. The net result was an increase in interest income of $59,000. Average home equity loans increased $2,871,000, or 5.3%, to $57,394,000 while the average yield declined 30 basis points to 3.62% resulting in a decline in income of $15,000. Average consumer loans increased $859,000, or 26.3%, to $4,130,000 while the yield on the portfolio decreased 49 basis points to 5.45% for the first quarter of 2015 resulting in an $8,000 increase in interest income.

For the most part, earning assets are funded by deposits, which increased on average by $40,590,000, or 5.0%, to $847,520,000, when comparing the first quarters of 2015 and 2014. Interest expense on total deposits increased $44,000 when comparing the two quarters while interest expense on borrowed funds decreased $58,000, due primarily to long-term debt payoff in April 2014. The rate paid on interest-bearing deposits remained unchanged at 0.58% for both the first quarter of 2015 and 2014. We do not anticipate deposit yields to decline much further as deposit rates are close to reaching an inherent floor and may actually begin to increase as short-term interest rates begin to increase and the competition for deposits increases.

The growth in deposits continues to be centered in accounts with greater liquidity, such as non-interest and interest-bearing demand, interest-bearing municipal accounts, and savings deposits. Average non-interest-bearing demand accounts increased $14,528,000, or 20.1%, to $86,811,000 for the first quarter of 2015. QNB has been successful in increasing business checking accounts as average balances in these accounts have increased by $11,618,000, or 20.6%, when comparing the quarters. Average interest-bearing demand accounts increased $14,855,000, or 13.0%, to $129,393,000 for the first quarter of 2015. Interest expense on interest-bearing demand accounts increased $4,000 to $70,000 for the same period, as the average rate paid declined by one basis point from 0.23% for the first quarter of 2014 to 0.22% for the first quarter of 2015. Included in this category is QNB-Rewards checking, a higher-rate checking account product that pays 1.00% on balances up to $25,000 and 0.25% for balances over $25,000. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the first quarter of 2015, the average balance in this product was $38,927,000 and the related interest expense was $57,000 for an average yield of 0.59%. In comparison, the average balance of the QNB-Rewards accounts for the first quarter of 2014 was $35,836,000 with a related interest expense of $55,000 and an average rate paid of 0.62%. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $78,702,000 for the first quarter of 2014 to $90,466,000 for the first quarter of 2015. The average rate paid on these balances was 0.06% for both periods.

Interest expense on municipal interest-bearing demand accounts increased $2,000 to $96,000 for the first quarter of 2015. The average balance of municipal interest-bearing demand accounts increased $412,000 to $117,107,000, while the average interest rate paid on these accounts increased from 0.32% for the first quarter of 2014 to 0.33% for the first quarter of 2015. Most of these accounts are indexed to the Federal funds rate with most having negotiated rate floors between 0.25% and 0.50%. QNB was successful in increasing its relationships with several of these customers as well as adding several new municipalities and school districts over the past year, accounting for the increase in balances. Many of these deposits are seasonal in nature and are received during the third quarter as tax receipts are collected and are withdrawn over the course of the next year. It is anticipated that these balances will decline significantly during the second quarter of 2015 before building during the third quarter.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average money market accounts increased $2,928,000, or 5.2%, to $59,659,000 for the first quarter of 2015 compared with the same period in 2014. Interest expense on money market accounts increased $9,000 to $36,000 and the average interest rate paid on money market accounts increased from 0.19% for the first quarter of 2014 to 0.24% for the first quarter of 2015. The majority of balances in this category are in the Select money market account, a product that pays a tiered rate based on account balances.

Interest expense on savings accounts increased $7,000 when comparing the first quarter of 2015 to the first quarter of 2014, while the average rate remained unchanged at 0.37% for both periods. When comparing these same periods average savings accounts increased $6,080,000, or 2.9%, to $214,129,000 for the first quarter of 2015 with the statement savings product accounting for most of the growth in savings balances. QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the first quarter of 2015 of $158,560,000. The product was introduced at a yield of 1.85% in the second quarter of 2009 and has been extremely successful with balances growing to $161,804,000 at March 31, 2015, compared to $158,081,000 at March 31, 2014. The average yield paid on these accounts was 0.46% for both the first quarter of 2014 and 2015. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts increased $4,100,000, or 8.0%, when comparing the first quarter 2015 average to the same 2014 quarter.

Total interest expense on time deposits increased $22,000 to $691,000 for the first quarter of 2015. Average total time deposits increased by $1,787,000 to $240,421,000 for the first quarter of 2015. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on time deposits increased three basis points from 1.14% to 1.17% when comparing the first quarter of 2014 to the same period in 2015.

Approximately $115,087,000, or 48.4%, of time deposits at March 31, 2015 will reprice or mature over the next 12 months. The average rate paid on these time deposits is approximately 0.94%. The yield on the time deposit portfolio may change slightly in the next quarter as short-term time deposits reprice. However, given the short-term nature of these deposits interest expense could increase if short-term time deposit rates were to increase suddenly or if customers select higher paying longer-term time deposits.

Short-term borrowings are comprised of sweep accounts structured as repurchase agreements with our commercial customers. Interest expense on short-term borrowings increased from $29,000 for the first quarter of 2014 to $31,000 for the first quarter of 2015. When comparing these same periods average balances increased from $33,072,000 to $33,894,000 while the average rate paid rose from 0.36% to 0.37%.

QNB had $5,000,000 of average long-term debt at an average rate of 4.77% for the first quarter of 2014. This term borrowing matured and was repaid on April 17, 2014.

PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses represents management's determination of the amount necessary to be charged to operations to bring the allowance for loan losses to a level that represents management’s best estimate of the known and inherent losses in the existing loan portfolio. Management believes that it uses the best information available to make determinations about the adequacy of the allowance and that it has established its existing allowance for loan losses in accordance with U.S. GAAP. The determination of an appropriate level for the allowance for loan losses is based upon an analysis of the risks inherent in QNB’s loan portfolio. Management, in determining the allowance for loan losses, makes significant estimates and assumptions. Since the allowance for loan losses is dependent, to a great extent, on conditions that may be beyond QNB’s control, it is at least reasonably possible that management’s estimates of the allowance for loan losses and actual results could differ. In addition, various regulatory agencies, as an integral part of their examination process, periodically review QNB’s allowance for losses on loans. Such agencies may require QNB to recognize changes to the allowance based on their judgments about information available to them at the time of their examination. Actual loan losses, net of recoveries, serve to reduce the allowance.

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

Based on the analysis, QNB recorded no provision for loan losses in the first quarters of 2015 and 2014 and $400,000 in the fourth quarter of 2014. Net loan charge-offs were $23,000, or 0.02% annualized of total average loans, for the first quarter of 2015, compared with $106,000, or 0.08% annualized of total average loans, for the first quarter of 2014 and $765,000, or 0.56% annualized of total average loans, for the fourth quarter of 2014. QNB's allowance for loan losses of $7,978,000 represents 1.40% of total loans at March 31, 2015 compared to an allowance for loan losses of $8,001,000, or 1.44% of total loans at December 31, 2014 and $8,819,000, or 1.69% of total loans at March 31, 2014. The allowance for loan losses at March 31, 2015 is at a level that QNB management believes is adequate as of that date based on its analysis of known and inherent losses in the portfolio.

Asset quality has continued the trend of steady improvement over the past year with total non-performing assets of $13,517,000 at March 31, 2015 compared with $18,152,000 as of December 31, 2014 and $19,823,000 as of March 31, 2014. Included in this classification are non-performing loans, other real estate owned (OREO) and repossessed assets, and non-performing pooled trust preferred securities. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest, and restructured loans were $10,279,000, or 1.80% of loans receivable at March 31, 2015 compared with $12,667,000, or 2.28% of loans receivable at December 31, 2014 and $14,760,000, or 2.83% of total loans, at March 31, 2014. Loans on non-accrual status were $7,847,000 at March 31, 2015 compared with $10,770,000 at December 31, 2014 and $12,824,000 at March 31, 2014. Loans are placed on non-accrual status immediately if, in the opinion of management, collection is doubtful, or when principal or interest is past due 90 days or more and collateral is insufficient to cover principal and interest. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on the updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. The reduction in non-accrual loans is the result of a $2.6 million sale of collateral for a previously identified non-accrual relationship and the reclassification of a non-accrual relationship back to accrual status during the first quarter of 2015. Of the total amount of non-accrual loans at March 31, 2015, there were $5,078,000, or 64.7%, that were current or past due less than 30 days at the end of the quarter. In addition to the continuing trend of reduced total non-performing loans, loans classified as substandard or doubtful, which include non-performing loans, continue to improve. At March 31, 2015 non-homogeneous substandard or doubtful loans totaled $28,815,000, a reduction of $5,539,000 and $8,470,000, or 16.1% and 22.7%, from the $34,354,000 and $37,285,000 reported as of December 31, 2014 and March 31, 2014, respectively.

QNB had no loans past due 90 days or more and still accruing at March 31, 2015, December 31, 2014 and at March 31, 2014. Total loans 30 days or more past due represented 0.68% of loans receivable at March 31, 2015 compared with 1.21% at December 31, 2014 and 1.15% at March 31, 2014.

Troubled debt restructured loans, not classified as non-accrual loans or loans past due 90 days or more, were $2,432,000 at March 31, 2015 compared with $1,897,000 at December 31, 2014 and $1,936,000 at March 31, 2014. The increase in restructured loans when comparing the March timeframes is due to the reclassification of one relationship from non-accrual to accrual during the first quarter 2015, which contributed to the reduction in non-accrual balances as well. QNB had OREO and other repossessed assets of $664,000 as of March 31, 2015, $3,046,000 at December 31, 2014 and $2,825,000 at March 31, 2014, respectively. Included in other real estate owned at December 31, 2014 and March 31, 2014 was one property with a fair value of $2,325,000 which was sold in January 2015. QNB recorded a valuation allowance of $89,000 for an existing OREO residential single-family property during the first quarter of 2015. There were no new OREO properties acquired during the first quarter of 2015. Non-accrual pooled trust preferred securities are carried at fair value which was $2,574,000, $2,439,000, and $2,238,000 at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. The change in the balance of non-performing pooled trust preferred securities reflects an improvement in the fair value of these securities and not the purchase of additional securities.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans and indirect lease financing loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. At March 31, 2015 and December 31, 2014, the recorded investment in loans for which impairment has been identified totaled $16,412,000 and $21,077,000 of which $14,431,000 and $19,019,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $1,981,000 and $2,058,000 at March 31, 2015 and December 31, 2014, respectively, and the related allowance for loan losses associated with these loans was $1,244,000 and $1,194,000, respectively. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table provides detailed information and ratios pertaining to the Company’s loan and asset quality:

	March 31,	December 31,	March 31,
	2015	2014	2014
Non-accrual loans	$7,847	$10,770	$12,824
Loans past due 90 days or more and still accruing interest	-	-	-
Troubled debt restructured loans (not already included above)	2,432	1,897	1,936
Total non-performing loans	10,279	12,667	14,760
Other real estate owned and repossessed assets	664	3,046	2,825
Non-accrual investment securities	2,574	2,439	2,238
Total non-performing assets	$13,517	$18,152	$19,823

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$557,959	$523,825	$507,412
Total loans	570,708	555,282	521,856

Allowance for loan losses	7,978	8,001	8,819

Allowance for loan losses to:
Non-performing loans	77.62%	63.17%	59.75%
Total loans (excluding held-for-sale)	1.40%	1.44%	1.69%
Average total loans	1.43%	1.53%	1.74%

Non-performing loans / total loans (excluding held-for-sale)	1.80%	2.28%	2.83%
Non-performing assets / total assets	1.36%	1.86%	2.12%

An analysis of loan charge-offs for the three months ended March 31, 2015 compared to 2014 is as follows:

Three months ended March 31,	2015	2014
Net charge-offs	$23	$106

Net charge-offs (annualized) to:
Total loans (excluding held-for-sale)	0.02%	0.08%
Average total loans (excluding held-for-sale)	0.02	0.08
Allowance for loan losses	1.18	4.88

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-Interest Income Comparison
			Change from prior year
Three months ended March 31,	2015	2014	Amount	Percent
Net gain on investment securities	$503	$622	$(119)	-19.1%
Net gain from trading activity	15	22	(7)	-31.8%
Fees for services to customers	402	399	3	0.8%
ATM and debit card	362	348	14	4.0%
Retail brokerage and advisory income	173	166	7	4.2%
Bank-owned life insurance	70	72	(2)	-2.8%
Merchant income	70	72	(2)	-2.8%
Net gain on sale of loans	63	7	56	800.0%
Other	19	104	(85)	-81.7%
Total	$1,677	$1,812	$(135)	-7.5%

QNB, through its core banking business, generates various fees and service charges. Total non-interest income includes service charges on deposit accounts, ATM and debit card income, retail brokerage and advisory income, income on bank-owned life insurance, merchant income, trading revenue and gains and losses on the sale of investment securities and residential mortgage loans. Total non-interest income for the first quarter of 2015 was $1,677,000, a decrease of $135,000, or 7.5%, compared to $1,812,000 for the first quarter of 2014.

Decreases in net gains on investment securities and trading activity, which declined from $622,000 and $22,000, respectively, in the first quarter of 2014, to $503,000 and $15,000, respectively, in the same period in 2015, contributed $126,000 of the decrease in non-interest income. Trading revenue represents realized and unrealized gains and losses, net of expenses, on the municipal trading account portfolio invested in during the first quarter of 2015. This portfolio is marked to market at the end of every month and any changes in fair value recorded as non-interest income. Interest earned on these securities during the holding period is included in net interest income.

QNB originates residential mortgage loans for sale in the secondary market. Net gains on sale of loans increased from $7,000 during the first quarter of 2014 to $63,000 during the first quarter 2015 due to increased residential mortgage activity resulting from declining interest rates during the quarter. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. Proceeds from the sale of residential mortgages were $1,933,000 and $131,000 for the first quarters of 2015 and 2014, respectively.

Fees for services to customers, primarily service charges on deposit accounts, and ATM and debit card income increased $3,000 and $14,000, respectively, to $402,000 and $362,000, respectively, when comparing first quarter 2015 with the same period in 2014. The growth in deposit accounts corresponds to the growth in this fee income category.

Retail brokerage and advisory income increased $7,000, or 4.2%, to $173,000 during the first quarter 2015, compared to the same period in 2014. QNB provides securities and advisory services under the name of QNB Financial Services through Investment Professionals, Inc., a registered Broker/Dealer and Registered Investment Advisor. This business continues to grow successfully and as of March 31, 2015 had approximately $54,500,000 in assets under management.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The “other” category of non-interest income declined $85,000 from $104,000 for first quarter 2014 to $19,000 for first quarter 2015, due primarily to a valuation allowance established for a residential OREO property of $89,000.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
			Change from prior year
Three months ended March 31,	2015	2014	Amount	Percent
Salaries and employee benefits	$2,996	$2,795	$201	7.2%
Net occupancy	454	446	8	1.8%
Furniture and equipment	429	408	21	5.1%
Marketing	210	218	(8)	-3.7%
Third-party services	401	401	-	0.0%
Telephone, postage and supplies	194	183	11	6.0%
State taxes	174	151	23	15.2%
FDIC insurance premiums	167	177	(10)	-5.6%
Other	502	433	69	15.9%
Total	$5,527	$5,212	$315	6.0%

Non-interest expense is comprised of costs related to salaries and employee benefits, net occupancy, furniture and equipment, marketing, third party services, FDIC insurance premiums, regulatory assessments and taxes and various other operating expenses. Total non-interest expense was $5,527,000 for the first quarter of 2015, an increase of $315,000, or 6.0%, compared to the first quarter of 2014.

Salaries and benefits is the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense for the first quarter of 2015 were $2,996,000, an increase of $201,000, or 7.2%, from the $2,795,000 reported in the first quarter of 2014. Included in salary expense in 2015 was incentive compensation plus related payroll taxes of $53,000. There was no incentive compensation recorded during the first quarter of 2014. Excluding the cost of incentive compensation, salary expense increased $121,000, or 5.7%, when comparing the first quarter of 2015 to the same period in 2014. The increase is mainly attributable to merit raises coupled with five additional full-time equivalent employees. Benefit expense increased $27,000 for the first quarter of 2015.

Net occupancy and furniture and equipment expense increased $29,000, or 3.4%, to $883,000 when comparing first quarter 2015 to first quarter 2014. This is primarily related to a $29,000 increase in equipment and software maintenance costs.

Marketing expense decreased $8,000, or 3.7%, to $210,000 for the quarter ended March 31, 2015. The decrease in 2015 was largely attributable to higher public relations expenses incurred during the first quarter 2014 related to the internet domain name change and rebranding that took place in the fourth quarter of 2014.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. There was no change in third party service fees for first quarter 2015, compared with the same period in 2014.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

State tax expense represents the accrual of the Pennsylvania shares tax, which is based on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $174,000 for the first quarter of 2015, an increase of $23,000 compared to the same period in 2014. The increase is related to the change in the Bank’s equity capital.

Other non-interest expense increased $69,000, or 15.9%, to $502,000 for the first quarter of 2015. The majority of the increase relates to expenses associated with OREO.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of March 31, 2015, QNB’s net deferred tax asset was $2,406,000. The primary components of deferred taxes are deferred tax assets of $2,713,000 relating to the allowance for loan losses, $516,000 related to non-accrual interest income, $85,000 generated by OTTI charges on equity securities and $392,000 related to OTTI charges on pooled trust preferred securities, offset by $1,133,000 in deferred tax liabilities related to unrealized gains on available for sale securities,. As of December 31, 2014, QNB’s net deferred tax asset was $2,925,000. The primary difference in the balance of net deferred tax assets when comparing March 31, 2015 to December 31, 2014 is the increase in deferred tax liability due to increased unrealized gains on available for sale securities.

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

Applicable income tax expense was $701,000 for the three-month period ended March 31, 2015 compared to $697,000 for the three-month period ended March 31, 2014. The effective tax rate for the first quarter of 2015 was 24.7%, compared with 23.3% for the same period in 2014. This increase in effective tax rate for the quarter ended March 31, 2015 is due to the decreased proportion of tax-free income to total income, primarily municipal securities interest income, and state income taxes.

FINANCIAL CONDITION ANALYSIS

Financial service organizations are challenged to demonstrate they can generate sustainable and consistent earnings growth in a dynamic operating environment. While the economy continues to improve and strong loan demand continued from the latter half of 2014 into the first quarter of 2015, the low level of interest rates and the extreme rate competition for quality loans is anticipated to continue through 2015. It is also anticipated that the rate competition for attracting and retaining deposits will increase in 2015 and into 2016 as short-term interest rates are expected to begin to increase which could result in a lower net interest margin and a decline in net interest income.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Total assets at March 31, 2015 were $992,918,000 compared with $977,135,000 at December 31, 2014. Cash and cash equivalents increased $27,008,000 to $45,253,000 at March 31, 2015, due in part to growth in deposit balances. Proceeds from the decline in total investment securities of $24,433,000 were used to fund the growth in loans receivable, which totaled $15,426,000 when compared to December 31, 2014. Loans receivable were $570,708,000 at March 31, 2015. Demand for loans by both businesses and consumers was strong during the first quarter.

Average total commercial loans increased $40,287,000 when comparing the first three months of 2015 to the first three months of 2014. Commercial and industrial loans increased $7,955,000, or 7.1%, to $120,242,000. Commercial and industrial loans represent commercial purpose loans that are either secured by collateral other than real estate or unsecured. Many of these loans are for operating lines of credit. Average loans secured by real estate, either commercial or residential properties increased $34,536,000, or 12.0%, when comparing the average balances for the three month periods while average tax-exempt loans to state and municipal organizations increased $5,204,000, or 12.6%, over the same time period.

Average home equity loans increased from $54,523,000 for the first quarter of 2014 to $57,394,000 for the first three months of 2015. The Bank had several successful home equity loan promotions over the past year and has initially received a strong response to the product offering.

Total investment securities, including trading securities, available-for-sale securities and held-to-maturity securities were $355,139,000 at March 31, 2015 and $379,572,000 at December 31, 2014. Despite the overall decline in investment security balances since year end, the composition of the portfolio is little changed since December 31, 2014.

QNB owns CDOs in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by banks or bank holding companies, and to a lesser degree, insurance companies. In most cases QNB owns the mezzanine tranches of these securities, with the exception of one that now represents the senior-most obligation of the trust. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. QNB holds six of these securities with an amortized cost of $3,519,000 and a fair value of $2,574,000 at March 31, 2015. There was no credit-related other-than-temporary impairment charge in the first quarter of 2015 or 2014. It is possible that future calculations could require recording additional other-than-temporary impairment charges through earnings. For additional detail on these securities see Note 7 Investment Securities and Note 9 Fair Value Measurements and Disclosures.

For the most part, earning assets are funded by deposits. Total average deposits increased $40,590,000, or 5.0%, to $847,520,000 for the first three months of 2015 compared to the first three months of 2014. Average interest-bearing demand accounts increased $14,855,000, or 13.0%, when comparing the first three months of 2015 and 2014. Growth in personal and business accounts, Rewards Checking and Select 50 balances contributed to this increase. Average municipal balances grew a modest $412,000 to $117,107,000 when comparing the first quarter of 2015 to the first quarter of 2014. Average savings and money market balances increased $6,080,000 and $2,928,000, respectively, or 2.9% and 5.2%, respectively, to $214,129,000 and $59,659,000, respectively, for the first quarter of 2015 due to the continued success of QNB’s online eSavings with traditional statement savings accounts also contributing to the growth. Average non-interest bearing demand accounts increased $14,528,000 or 20.1%, when comparing the three month periods, with business balances contributing to this increase Total average time deposits grew by $1,787,000 when comparing the two quarters as customers continue to look for the liquidity of transaction accounts and are hesitant to lock in longer-term deposits at low rates.

Total deposits increased $12,873,000 to $864,465,000 at March 31, 2015 compared to the December 31, 2014 balances. Non-interest bearing demand deposits increased $13,573,000, or 15.6%, when comparing March 31, 2015 to year-end 2014. The majority of this increase is from business deposits. Money market and savings balances increased $7,642,000 and $5,940,000, respectively, to $65,841,000 and $217,180,000, respectively. Offsetting these increases was a decrease in interest bearing demand balances of $8,580,000 to $243,406,000 at March 31, 2015. This decrease is in municipal deposits, which declined $18,251,000, offsetting growth in personal and business balances. Municipal deposits can be volatile depending on the timing of deposits and withdrawals, depending on the cash flow needs of the school districts or municipalities. Time deposits decreased $5,702,000, declining from $243,247,000 at December 31, 2014 to $237,545,000 at March 31, 2015, as customers continue to look for liquidity in anticipation of rising interest rates.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Short-term borrowings increased $679,000 from $35,189,000 at December 31, 2014 to $35,868,000 at March 31, 2015. These balances are commercial sweep accounts which are also volatile based on businesses receipt and disbursement of funds.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At March 31, 2015, the Bank had a maximum borrowing capacity with the FHLB of approximately $232,659,000. The maximum borrowing capacity changes as a function of qualifying collateral assets. QNB has no outstanding borrowings with the FHLB at March 31, 2015. In addition, the Bank maintains unsecured Federal funds lines with three correspondent banks totaling $31,000,000. At March 31, 2015, there were no outstanding borrowings under these lines. During the first quarter of 2015, QNB borrowed from the FHLB to fund short-term liquidity needs to fund loan growth. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Liquid sources of funds have remained virtually unchanged since December 31, 2014. Total cash and cash equivalents, trading and available-for-sale investment securities and loans held-for-sale totaled $401,130,000 and $398,051,000 at March 31, 2015 and December 31, 2014, respectively. These liquid sources should be adequate to meet normal fluctuations in loan demand or deposit withdrawals. It is still anticipated that the investment portfolio will continue to provide sufficient liquidity, even in a rising rate environment, as municipal bonds and agency securities are called and as cash flow on mortgage-backed and CMO securities continues to be steady. In the event interest rates rise, the cash flow available from the investment portfolio could decrease.

Approximately $183,571,000 and $206,774,000 of available-for-sale securities at March 31, 2015 and December 31, 2014, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The decrease in the amount of pledged securities corresponds with the decrease in municipal deposits from December 31, 2014 to March 31, 2015.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at March 31, 2015 was $89,159,000, or 8.98% of total assets, compared to shareholders' equity of $86,354,000, or 8.84% of total assets, at December 31, 2014. Shareholders’ equity at March 31, 2015 and December 31, 2014 included a positive adjustment of $2,199,000 and $907,000, respectively, related to unrealized holding gains, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 8.78% and 8.75% at March 31, 2015 and December 31, 2014, respectively.

Average shareholders' equity and average total assets were $86,650,000 and $971,403,000 for the first three months of 2015, an increase of 4.9% and 2.5%, respectively, from the averages for the year ended December 31, 2014. The ratio of average total equity to average total assets was 8.92% for the first three months of 2015 compared to 8.72% for all of 2014.

Retained earnings at March 31, 2015 were impacted by three months of net income of $2,136,000 partially offset by cash dividends declared and paid of $964,000. QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $220,000 and $187,000 to capital during the first quarter of 2015 and 2014, respectively.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of March 31, 2015, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There have been no additional shares repurchased under the plan since the first quarter of 2009.

QNB is subject to various regulatory capital requirements as issued by Federal regulatory authorities. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks ("Basel III") became effective for QNB on January 1, 2015, with full compliance with all the of final rule’s requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019.

Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by banks. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented. The final rules also revise the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets. QNB continues to analyze these new rules and their effects on the business, operations and capital levels of the Company and the Bank.

As of March 31, 2015, QNB’s capital levels remained characterized as “well-capitalized” under the new rules.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table sets forth consolidated information for QNB Corp.:

	March 31,	December 31,
Capital Analysis	2015	2014
Regulatory Capital
Shareholders' equity	$89,159	$86,354
Net unrealized securities gains, net of tax	(2,199)	(907)
Disallowed intangible assets	(3)	(8)
Common equity tier I capital	$86,957	N/A

Tier I Capital	86,957	85,439
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	8,037	8,060
Unrealized gains on equity securities, net of tax	138	428
Total risk-based capital	$95,132	$93,927
Risk-weighted assets	$723,687	$667,818
Quarterly average assets for leverage capital purposes	$971,400	$987,527

	March 31,	December 31,
Capital Ratios	2015	2014
Common equity tier I capital/risk-weighted assets	12.02%	N/A
Tier I capital/risk-weighted assets	12.02%	12.79%
Total risk-based capital/risk-weighted assets	13.15%	14.06%
Tier I capital/average assets (leverage ratio)	8.95%	8.65%

Under the requirements, at March 31, 2015 and December 31, 2014, QNB has a Tier 1 capital ratio of 12.02% and 12.79%, a total regulatory capital ratio of 13.15% and 14.06%, and a leverage ratio of 8.95% and 8.65%, respectively. The leverage ratio improved from December 31, 2014 as the growth rate of Tier I capital exceeded the growth rate of quarterly average assets. The decline in the tier I and total regulatory capital to risk-weighted asset ratios is a result of the adoption of the asset risk-weighting requirements of Basel III. Despite the implementation of this new standard and the decline in these ratios from December 31,2014, the Company remains well-capitalized by all applicable regulatory requirements as of March 31, 2015.

MARKET RISK MANAGEMENT

Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices. QNB’s primary market risk exposure is interest rate risk and liquidity risk. QNB’s liquidity position was discussed in a prior section.

QNB’s largest source of revenue is net interest income, which is subject to changes in market interest rates. Interest rate risk management seeks to minimize the effect of interest rate changes on net interest margins and interest rate spreads and to provide growth in net interest income through periods of changing interest rates. QNB’s Asset/Liability and Investment Management Committee (ALCO) is responsible for managing interest rate risk and for evaluating the impact of changing interest rate conditions on net interest income.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

QNB uses computer simulation analysis to measure the sensitivity of projected earnings to changes in interest rates.  Simulation takes into account current balance sheet volumes and the scheduled repricing dates instrument level optionality, and maturities of assets and liabilities.  It incorporates assumptions for growth, changes in the mix of assets and liabilities, prepayments, and average rates earned and paid.  Based on this information, management uses the model to project net interest income under multiple interest rate scenarios.

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster or to a greater extent than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline.  Based on our simulation analysis, management believes QNB’s interest sensitivity position at March 31, 2015 is liability sensitive.  Management expects that market interest rates may gradually increase in the next 12 months, based on the economic environment and policy of the Board of Governors of the Federal Reserve System.

The following table shows the estimated impact of changes in interest rates on net interest income as of March 31, 2015 assuming instantaneous rate shocks, and consistent levels of assets and liabilities.  Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated Change in Net Interest Income
Changes in Interest rates	March 31,
(in basis points)	2015	2014
+300	-12.85%	-11.84%
+200	-8.84%	-7.01%
+100	-5.06%	-3.16%
-100	*N/A	*N/A

* Certain short-term interest are below 1%

Computations of future effects of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results.   Assets and liabilities may react differently than projected to changes in market interest rates.   The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag changes in market interest rates.  Interest rate shifts may not be parallel.

Changes in interest rates can cause substantial changes in the amount of prepayments of loans and mortgage-backed securities, which may in turn affect QNB’s interest rate sensitivity position.  Additionally, credit risk may rise if an interest rate increase adversely affects the ability of borrowers to service their debt.

QNB is not subject to foreign currency exchange or commodity price risk. At March 31, 2015 QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

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

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

MARCH 31, 2015

Item 1.	Legal Proceedings

No material proceedings.

Item 1A.	Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

January 1, 2015 through January 31, 2015	-	-	-	42,117
February 1, 2015 through February 28, 2015	-	-	-	42,117
March 1, 2015 through March 31, 2015	-	-	-	42,117
Total	-	-	-	42,117

	(1)	Transactions are reported as of settlement dates.
	(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
	(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
	(4)	QNB’s current stock repurchase plan has no expiration date.
	(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Item 3.		Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3(i)

Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrant's Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 13, 2015).

Exhibit 3(ii)	Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrant's Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 13, 2015).

Exhibit 11	Statement Re: Computation of Earnings Per Share. (Included in Part I, Item I, hereof.)

Exhibit 31.1	Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Section 906 Certification of Chief Financial Officer

The following Exhibits are being furnished* as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

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

QNB Corp.

Date: May 7, 2015	By:	/s/ David W. Freeman
David W. Freeman
Chief Executive Officer

Date: May 7, 2015	By:	/s/ Janice McCracken Erkes
Janice McCracken Erkes
Chief Financial Officer