Form 10-Q
period 2015-06-30
QNB CORP
filed 2015-08-06
CIK 750558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                               June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                         to

Commission file number     0-17706

            QNB Corp.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2318082
( State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15 North Third Street, P.O. Box 9005 Quakertown, PA	18951-9005
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code	(215) 538-5600

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

Large accelerated filer ____	Accelerated filer ☑
Non-accelerated filer ____	Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No   ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock, par value $0.625	3,342,304

QNB CORP. AND SUBSIDIARY

FORM 10-Q

QUARTER ENDED JUNE 30, 2015

QNB Corp. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	(in thousands, except share data)
	(unaudited)
	June 30, 2015	December 31, 2014
Assets
Cash and due from banks	$11,022	$11,102
Interest-bearing deposits in banks	9,602	7,143
Total cash and cash equivalents	20,624	18,245

Investment securities
Trading	3,871	4,207
Available-for-sale (amortized cost $329,787 and $373,844)	330,231	375,219
Held-to-maturity (fair value $154 and $156)	146	146
Restricted investment in bank stocks	508	647
Loans held-for-sale	466	380
Loans receivable	578,256	555,282
Allowance for loan losses	(7,655)	(8,001)
Net loans	570,601	547,281
Bank-owned life insurance	10,803	10,658
Premises and equipment, net	9,391	9,702
Accrued interest receivable	2,324	2,568
Other real estate owned	198	3,025
Net deferred tax assets	3,192	2,925
Other assets	2,890	2,132
Total assets	$955,245	$977,135

Liabilities
Deposits
Demand, non-interest bearing	$97,060	$86,920
Interest-bearing demand	212,919	251,986
Money market	64,974	58,199
Savings	216,984	211,240
Time	142,055	148,827
Time of $100 or more	92,089	94,420
Total deposits	826,081	851,592
Short-term borrowings	32,896	35,189
Accrued interest payable	337	344
Other liabilities	7,394	3,656
Total liabilities	866,708	890,781

Shareholders' Equity
Common stock, par value $0.625 per share; authorized 10,000,000 shares; 3,506,873 shares and 3,481,227 shares issued; 3,342,304 and 3,316,658 shares outstanding	2,192	2,176
Surplus	15,461	14,819
Retained earnings	73,067	70,928
Accumulated other comprehensive income, net of tax	293	907
Treasury stock, at cost; 164,569 shares	(2,476)	(2,476)
Total shareholders' equity	88,537	86,354
Total liabilities and shareholders' equity	$955,245	$977,135

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

	(in thousands, except per share data - unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income
Interest and fees on loans	$5,965	$5,665	$11,846	$11,177
Interest and dividends on investment securities (AFS & HTM):
Taxable	1,256	1,285	2,598	2,659
Tax-exempt	469	569	955	1,171
Interest on trading securities	40	44	81	67
Interest on interest-bearing balances and other interest income	16	25	73	41
Total interest income	7,746	7,588	15,553	15,115

Interest expense
Interest on deposits
Interest-bearing demand	154	148	320	308
Money market	38	28	74	55
Savings	200	193	396	382
Time	389	404	785	810
Time of $100 or more	295	277	590	540
Interest on short-term borrowings	28	31	59	60
Interest on long-term debt	-	10	-	70
Total interest expense	1,104	1,091	2,224	2,225
Net interest income	6,642	6,497	13,329	12,890
Provision for loan losses	60	-	60	-
Net interest income after provision for loan losses	6,582	6,497	13,269	12,890

Non-interest income
Net gain on sale of investment securities	214	285	717	907
Net (loss) gain on trading activites	(34)	93	(19)	115
Fees for services to customers	404	410	806	809
ATM and debit card	394	387	756	735
Retail brokerage and advisory income	204	149	377	315
Bank-owned life insurance	72	73	142	145
Merchant Income	81	84	151	156
Net gain on sale of loans	119	54	182	61
Other	145	90	164	194
Total non-interest income	1,599	1,625	3,276	3,437

Non-interest expense
Salaries and employee benefits	3,053	2,836	6,049	5,631
Net occupancy	455	424	909	870
Furniture and equipment	432	438	861	846
Marketing	212	222	422	440
Third party services	445	411	846	812
Telephone, postage and supplies	175	174	369	357
State taxes	173	153	347	304
FDIC insurance premiums	150	160	317	337
Other	569	496	1,071	929
Total non-interest expense	5,664	5,314	11,191	10,526
Income before income taxes	2,517	2,808	5,354	5,801
Provision for income taxes	583	636	1,284	1,333
Net income	$1,934	$2,172	$4,070	$4,468
Earnings per share - basic	$0.58	$0.66	$1.22	$1.36
Earnings per share - diltued	$0.58	$0.66	$1.22	$1.36
Cash dividends per share	$0.29	$0.28	$0.58	$0.56

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(in thousands - unaudited)
Three months ended June 30,	2015			2014
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$2,517	$583	$1,934	$2,808	$636	$2,172
Other comprehensive income:
Net unrealized holding gains (losses) on securities:
Unrealized holding (losses) gains arising during the period	(2,674)	(909)	(1,765)	3,484	1,185	2,299
Reclassification adjustment for gains included in net income	(214)	(73)	(141)	(285)	(97)	(188)
Other comprehensive (loss) income	(2,888)	(982)	(1,906)	3,199	1,088	2,111
Total comprehensive (loss) income	$(371)	$(399)	$28	$6,007	$1,724	$4,283

Six months ended June 30,	2015			2014
	Before tax amount	Tax expense (benefit)	Net of tax amount	Before tax amount	Tax expense (benefit)	Net of tax amount
Net income	$5,354	$1,284	$4,070	$5,801	$1,333	$4,468
Other comprehensive income:
Net unrealized holding gains (losses) on securities:
Unrealized holding (losses) gains arising during the period	(214)	(73)	(141)	6,781	2,306	4,475
Reclassification adjustment for gains included in net income	(717)	(244)	(473)	(907)	(308)	(599)
Other comprehensive (loss) income	(931)	(317)	(614)	5,874	1,998	3,876
Total comprehensive income	$4,423	$967	$3,456	$11,675	$3,331	$8,344

The accompanying notes are an integral part of the consolidated financial statements

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Six months ended June 30, 2015 and 2014					Accumulated
	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income	Stock	Total
Balance, December 31, 2014	3,316,658	$2,176	$14,819	$70,928	$907	$(2,476)	$86,354
Net income	-	-	-	4,070	-	-	4,070
Other comprehensive loss, net of tax	-	-	-	-	(614)	-	(614)
Cash dividends declared ($0.58 per share)	-	-	-	(1,931)	-	-	(1,931)
Stock issued in connection with dividend reinvestment and stock purchase plan	16,123	10	443	-	-	-	453
Stock issued for employee stock purchase plan	1,721	1	42	-	-	-	43
Stock issued for options exercised	7,802	5	91	-	-	-	96
Tax benefit of stock options exercised	-	-	20	-	-	-	20
Stock-based compensation expense	-	-	46	-	-	-	46
Balance, June 30, 2015	3,342,304	$2,192	$15,461	$73,067	$293	$(2,476)	$88,537

	Number of				Other
(unaudited)	Shares	Common		Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2013	3,271,658	$2,148	$13,747	$65,618	$(3,412)	$(2,476)	$75,625
Net income	-	-	-	4,468	-	-	4,468
Other comprehensive income, net of tax	-	-	-	-	3,876	-	3,876
Cash dividends declared ($0.56 per share)	-	-	-	(1,837)	-	-	(1,837)
Stock issued in connection with dividend reinvestment and stock purchase plan	15,144	9	367	-	-	-	376
Stock issued for employee stock purchase plan	1,572	1	34	-	-	-	35
Stock issued for options exercised	5,444	3	30	-	-	-	33
Tax benefit of stock options exercised	-	-	12	-	-	-	12
Stock-based compensation expense	-	-	43	-	-	-	43
Balance, June 30, 2014	3,293,818	$2,161	$14,233	$68,249	$464	$(2,476)	$82,631

The accompanying notes are an integral part of the consolidated financial statements.

QNB Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands, unaudited)
Six months ended June 30,	2015	2014
Operating Activities
Net income	$4,070	$4,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	524	561
Provision for loan losses	60	-
Net gain on investment securities available-for-sale	(717)	(907)
Provision for repossessed assets and other real estate owned	89	-
Net loss on sale of repossessed assets and other real estate owned	(70)	1
Net gain on sale of loans	(182)	(61)
Proceeds from sales of residential mortgages held-for-sale	6,487	1,542
Origination of residential mortgages held-for-sale	(6,391)	(1,720)
Income on bank-owned life insurance	(142)	(145)
Stock-based compensation expense	46	43
Net decrease (increase) in trading securities	336	(4,531)
Deferred income tax provision	49	(80)
Net decrease in income taxes payable	(453)	(10)
Net decrease in accrued interest receivable	244	130
Amortization of mortgage servicing rights and change in valuation allowance	31	30
Net amortization of premiums and discounts on investment securities	1,101	1,056
Net decrease in accrued interest payable	(7)	(65)
Increase in other assets	(304)	(532)
Decrease in other liabilities	(1,008)	(17)
Net cash provided by (used in) operating activities	3,763	(237)
Investing Activities
Proceeds from payments, maturities and calls of investment securities available-for-sale	51,926	51,788
Proceeds from the sale of investment securities available-for-sale	26,795	18,970
Purchases of investment securities available-for-sale	(30,319)	(20,640)
Proceeds from redemption of investment in restricted bank stock	1,318	2,005
Purchase of restricted bank stock	(1,179)	(2,409)
Net increase in loans	(23,595)	(20,308)
Net purchases of premises and equipment	(214)	(410)
Proceeds from sales of repossessed assets and other real estate owned	3,007	10
Net cash provided by investing activities	27,739	29,006
Financing Activities
Net increase in non-interest bearing deposits	10,140	7,291
Net decrease in interest-bearing deposits	(35,651)	(25,167)
Net decrease in short-term borrowings	(2,293)	(1,056)
Repayments of long-term debt	-	(5,000)
Tax benefit from exercise of stock options	20	12
Cash dividends paid, net of reinvestment	(1,717)	(1,658)
Proceeds from issuance of common stock	378	265
Net cash used in financing activities	(29,123)	(25,313)
Increase in cash and cash equivalents	2,379	3,456
Cash and cash equivalents at beginning of year	18,245	16,286
Cash and cash equivalents at end of period	$20,624	$19,742
Supplemental Cash Flow Disclosures
Interest paid	$2,231	$2,290
Income taxes paid	1,650	1,410
Non-cash transactions:
Transfer of loans to repossessed assets or other real estate owned	215	20
Unsettled trades to purchase securities	4,729	-

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in QNB's 2014 Annual Report incorporated in the Form 10-K. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the period and are of a normal and recurring nature.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2015, for items that should potentially be recognized or disclosed in these financial statements.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU was issued to help improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The ASU’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. QNB is evaluating the effect of adopting this new ASU.

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

Stock-based compensation expense was $25,000 and $24,000 for the three months ended June 30, 2015 and 2014, respectively. Stock-based compensation expense was $46,000 and $43,000 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was approximately $108,000 of unrecognized compensation cost related to unvested share-based compensation award grants that is expected to be recognized over the next 31 months.

Options are granted to certain employees at prices equal to the market value of the stock on the date the options are granted. The 1998 Plan authorized the issuance of 220,500 shares. The time period during which any option is exercisable under the Plan is determined by the Committee but shall not commence before the expiration of six months after the date of grant or continue beyond the expiration of ten years after the date the option is awarded. The granted options vest ratably over a three-year period. As of June 30, 2015, there were 225,058 options granted, 60,244 options forfeited, 164,814 options exercised and no remaining options outstanding under this Plan. The 1998 Plan expired on March 10, 2008.

The 2005 Plan authorized the issuance of 200,000 shares. The terms of the 2005 Plan are identical to the 1998 Plan, except options expire five years after the grant date. As of June 30, 2015, there were 184,200 options granted, 55,225 options forfeited, 43,900 options exercised, and 85,075 options outstanding under this Plan. The 2005 Plan expired March 15, 2015.

The QNB Corp. 2015 Stock Incentive Plan authorizing the issuance of 300,000 shares was approved at the Company’s 2015 Annual Meeting of Shareholders. The terms of the 2015 Plan are identical to the 2005 plan. There were no options granted, forfeited, exercised or outstanding under this Plan as of June 30, 2015.

The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. QNB estimated the fair value of stock options on the date of the grant using the Black-Scholes option pricing model. The model requires the use of numerous assumptions, many of which are highly subjective in nature.

The following assumptions were used in the option pricing model in determining the fair value of options granted during the period:

Six months ended June 30,	2015	2014
Risk free interest rate	1.06%	0.69%
Dividend yield	3.86	4.28
Volatility	26.74	28.12
Expected life (years)	5.00	5.00

The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term approximating the expected life of the option being valued. Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and expected lives of the options.

The fair market value of options granted in the first six months of 2015 and 2014 was $4.38 and $3.81, respectively.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

3. STOCK-BASED COMPENSATION AND SHAREHOLDERS’ EQUITY (continued)

Stock option activity during the six months ended June 30, 2015 and 2014 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2014	88,375	$23.27
Granted	21,000	29.25
Exercised	11,650	17.73
Forfeited	12,650	31.87
Outstanding at June 30, 2015	85,075	$24.22	2.74	$440
Exercisable at June 30, 2015	30,875	$20.85	1.12	$264

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2013	115,800	$23.51
Granted	20,000	25.16
Exercised	12,950	17.28
Forfeited	15,000	33.25
Outstanding at June 30, 2014	107,850	$23.21	2.43	$442
Exercisable at June 30, 2014	46,050	$23.20	0.97	$239

4. SHARE REPURCHASE PLAN

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. There were no shares repurchased during the six months ended June 30, 2015 and 2014. As of June 30, 2015, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

5. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per share - net income	$1,934	$2,172	$4,070	$4,468
Denominator for basic earnings per share - weighted average shares outstanding	3,333,018	3,285,052	3,327,384	3,280,532
Effect of dilutive securities - employee stock options	13,515	12,390	12,734	11,560
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	3,346,533	3,297,442	3,340,118	3,292,092
Earnings per share - basic	$0.58	$0.66	$1.22	$1.36
Earnings per share - diluted	0.58	0.66	1.22	1.36

There were 21,000 stock options that were anti-dilutive for both the three and six-month periods ended June 30, 2015. There were 34,800 stock options that were anti-dilutive for both the three and six-month periods ended June 30, 2014. These stock options were not included in the above calculation.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

6. OTHER COMPREHENSIVE INCOME

The following shows the components of accumulated other comprehensive income at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Unrealized net holding gains on available-for-sale securities	$820	$1,975
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment loss has been recognized in earnings	(376)	(600)
Accumulated other comprehensive income	444	1,375
Tax effect	(151)	(468)
Accumulated other comprehensive income, net of tax	$293	$907

The following tables present amounts reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2015 and 2014:

Three months ended June 30, 2015	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income	2015	2014	Affected line item in statement of income
Unrealized net holding gains on available-for-sale securities	$214	$285	Net gain on sale of investment securities
Tax effect	(73)	(96)	Provision for income taxes
Total reclass out of accumulated other comprehensive income, net of tax	$141	$189	Net of tax

Six months ended June 30, 2015	Amount reclassified from accumulated other comprehensive income
Details about accumulated other comprehensive income	2015	2014	Affected line item in statement of income
Unrealized net holding gains on available-for-sale securities	$717	$907	Net gain on sale of investment securities
Tax effect	(244)	(308)	Provision for income taxes
Total reclass out of accumulated other comprehensive income, net of tax	$473	$599	Net of tax

7. INVESTMENT SECURITIES

QNB engages in trading activities for its own account. Municipal securities that are held principally for resale in the near term are recorded in the trading account at fair value with changes in fair value recorded in non-interest income. There were net realized and unrealized losses of $34,000 and gains of $93,000 recorded for the three months ended June 30, 2015 and 2014, respectively. There were net realized and unrealized losses of $19,000 and gains of $115,000 recorded for the six months ended at June 30, 2015 and 2014, respectively. Unrealized gains on trading activity related to trading securities still held at June 30, 2015 and December 31, 2014 totaled $21,000 and $24,000, respectively. Interest and dividends are included in interest income.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

Trading securities, at fair value, at June 30, 2015 and December 31, 2014 were as follows:

	June 30,	December 31,
	2015	2014
State and municipal securities	$3,871	$4,207

The amortized cost and estimated fair values of investment securities available-for-sale at June 30, 2015 and December 31, 2014 were as follows:

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
June 30, 2015	value	gains	losses	cost
U.S. Government agency	$42,263	$171	$(225)	$42,317
State and municipal	73,938	1,255	(328)	73,011
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	120,943	1,464	(559)	120,038
Collateralized mortgage obligations (CMOs)	76,738	341	(1,088)	77,485
Pooled trust preferred	2,694	215	(1,022)	3,501
Corporate debt	6,036	25	(7)	6,018
Equity	7,619	448	(246)	7,417
Total investment securities available-for-sale	$330,231	$3,919	$(3,475)	$329,787

		Gross	Gross
		unrealized	unrealized
	Fair	holding	holding	Amortized
December 31, 2014	value	gains	losses	cost
U.S. Government agency	$62,665	$212	$(472)	$62,925
State and municipal	72,569	1,500	(150)	71,219
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	136,192	1,819	(466)	134,839
Collateralized mortgage obligations (CMOs)	87,662	330	(1,300)	88,632
Pooled trust preferred	2,439	160	(1,240)	3,519
Corporate debt	6,037	30	-	6,007
Equity	7,655	1,022	(70)	6,703
Total investment securities available-for-sale	$375,219	$5,073	$(3,698)	$373,844

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at June 30, 2015 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of these securities and municipal securities that have been pre-refunded.

		Amortized
June 30, 2015	Fair value	cost
Due in one year or less	$5,129	$5,076
Due after one year through five years	230,192	229,515
Due after five years through ten years	64,725	64,452
Due after ten years	22,566	23,327
Equity securities	7,619	7,417
Total investment securities available-for-sale	$330,231	$329,787

For the three months ended June 30, 2015 and 2014, proceeds from sales of investment securities available-for-sale were approximately $19,200,000 and $6,389,000. Proceeds from sales of investment securities available-for-sale were approximately $26,795,000 and $18,970,000 for the six months ended June 30, 2015 and 2014, respectively.

At June 30, 2015 and December 31, 2014, investment securities available-for-sale totaling approximately $154,330,000 and $206,774,000, respectively, were pledged as collateral for repurchase agreements and deposits of public funds.

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

	Three months ended June 30, 2015				Three months ended June 30, 2014
			Other-than-				Other-than-
	Gross	Gross	temporary		Gross	Gross	temporary
	realized	realized	impairment		realized	realized	impairment
	gains	losses	losses	Net gains	gains	losses	losses	Net gains
Equity securities	$204	$(23)	$-	$181	$280	$(6)	$-	$274
Debt securities	66	(33)	-	33	74	(63)	-	11
Total	$270	$(56)	$-	$214	$354	$(69)	$-	$285

	Six months ended June 30, 2015				Six months ended June 30, 2014
			Other-than-				Other-than-
	Gross	Gross	temporary		Gross	Gross	temporary
	realized	realized	impairment		realized	realized	impairment
	gains	losses	losses	Net gains	gains	losses	losses	Net gains
Equity securities	$630	$(23)	$-	$607	$870	$(6)	$-	$864
Debt securities	154	(44)	-	110	137	(94)	-	43
Total	$784	$(67)	$-	$717	$1,007	$(100)	$-	$907

The tax expense applicable to the net realized gains for the six-month periods ended June 30, 2015 and 2014 amounted to approximately $244,000 and $308,000, respectively.

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

The following table presents a roll forward of the credit loss component recognized in earnings. The credit loss component of the amortized cost represents the difference between the present value of expected future cash flows and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to the beginning of the year. Credit-impaired debt securities must be presented in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). No credit impairments were recognized on debt securities in the first six months of 2015 or 2014.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The following table presents a summary of the cumulative credit-related other-than-temporary impairment charges recognized as components of earnings for debt securities still held by QNB:

Six months ended June 30,	2015	2014
Balance, beginning of period	$1,153	$1,271
Reductions: gain on payoff	-	-
Additions:
Initial credit impairments	-	-
Subsequent credit impairments	-	-
Balance, end of period	$1,153	$1,271

The amortized cost and estimated fair values of investment securities held-to-maturity at June 30, 2015 and December 31, 2014 were as follows:

Held-To-Maturity
	June 30, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
		unrealized	unrealized			unrealized	unrealized
	Amortized	holding	holding	Fair	Amortized	holding	holding	Fair
	cost	gains	losses	value	cost	gains	losses	value
State and municipal securities	$146	$8	-	$154	$146	$10	-	$156

The amortized cost and estimated fair value of securities held-to-maturity by contractual maturity at June 30, 2015 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Amortized
June 30, 2015	Fair value	cost
Due in one year or less	-	-
Due after one year through five years	$154	$146
Due after five years through ten years	-	-
Due after ten years	-	-
Total investment securities held-to-maturity	$154	$146

There were no sales of investment securities classified as held-to-maturity during the three and six months ended June 30, 2015 or 2014.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The following table indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014:

June 30, 2015
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency	17	$16,484	$(144)	$7,166	$(81)	$23,650	$(225)
State and municipal	68	23,711	(267)	4,522	(61)	28,233	(328)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	33	38,711	(492)	2,536	(67)	41,247	(559)
Collateralized mortgage obligations (CMOs)	42	20,555	(146)	29,614	(942)	50,169	(1,088)
Pooled trust preferred	5	-	-	2,191	(1,022)	2,191	(1,022)
Corporate debt	1	1,005	(7)	-	-	1,005	(7)
Equity	15	3,487	(228)	250	(18)	3,737	(246)
Total	181	$103,953	$(1,284)	$46,279	$(2,191)	$150,232	$(3,475)

December 31, 2014
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. Government agency	29	$15,466	$(30)	$23,941	$(442)	$39,407	$(472)
State and municipal	39	3,452	(31)	11,964	(119)	15,416	(150)
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed	34	6,521	(15)	38,586	(451)	45,107	(466)
Collateralized mortgage obligations (CMOs)	51	2,003	(205)	35,687	(1,095)	37,690	(1,300)
Pooled trust preferred	5	-	-	1,978	(1,240)	1,978	(1,240)
Equity	7	1,303	(70)	-	-	1,303	(70)
Total	165	$28,745	$(351)	$112,156	$(3,347)	$140,901	$(3,698)

Management evaluates debt securities, which are comprised of U.S. Government agencies, state and municipalities, mortgage-backed securities, CMOs and corporate debt securities, for other-than-temporary impairment and considers the current economic conditions, the length of time and the extent to which the fair value has been less than cost, interest rates and the bond rating of each security. The unrealized losses at June 30, 2015 in U.S. Government securities, state and municipal securities, mortgage-backed securities, CMOs and corporate debt securities are primarily the result of interest rate fluctuations. If held to maturity, these bonds will mature at par, and QNB will not realize a loss. The Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs.

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

QNB holds six pooled trust preferred securities as of June 30, 2015. These securities have a total amortized cost of approximately $3,501,000 and a fair value of $2,694,000. Five of the six securities have been in an unrealized loss position for more than twelve months. All of the pooled trust preferred securities are available-for-sale securities and are carried at fair value.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

7. INVESTMENT SECURITIES (continued)

The following table provides additional information related to pooled trust preferred securities (PreTSLs) as of June 30, 2015:

Deal	Class	Book value	Fair value	Unrealized gains (losses)	Realized OTTI credit loss (YTD 2015)	Total recognized OTTI credit loss	Moody's /Fitch ratings	Current number of performing banks	Current number of performing insurance companies	Actual deferrals and defaults as a % of total collateral	Total performing collateral as a % of outstanding bonds
PreTSL IV	Mezzanine*	$243	$215	$(28)	$-	$(1)	B1/B	5	-	18.0%	140.5%
PreTSL XVII	Mezzanine	752	565	(187)	-	(222)	C/C	31	5	30.4	85.9
PreTSL XIX	Mezzanine	987	556	(431)	-	-	Caa3/C	40	12	12.2	94.4
PreTSL XXV	Mezzanine	766	483	(283)	-	(222)	C/C	47	5	27.5	88.9
PreTSL XXVI	Mezzanine	465	372	(93)	-	(270)	Caa3/C	43	7	23.7	94.0
PreTSL XXVI	Mezzanine	288	503	215	-	(438)	Caa3/C	43	7	23.7	94.0
		$3,501	$2,694	$(807)	$-	$(1,153)

Mezzanine* - only class of bonds still outstanding (represents the senior-most obligation of the trust)

On January 14, 2014, Regulators released a final rule authorizing retention of pooled trust preferred securities backed primarily by bank-issued trust preferred securities which included the PreTSLs held by QNB. Due to the uncertainty invoked between the original release of the Volcker Rule and the final rule, there was a noticeable increase in trading activity. However, we believe most of these trades occurred under distress and do not represent trades made in an orderly market. Despite the trades that took place as discussed previously, the market for these securities at June 30, 2015 was not active and markets for similar securities also are not active. The new issue market is also inactive and the market values for these securities are depressed relative to historical levels. Lack of liquidity in the market for trust preferred collateralized debt obligations, credit rating downgrades and market uncertainties related to the financial industry are all factors contributing to the temporary impairment of these securities. Although these securities are classified as available-for-sale, the Company has the intent to hold the securities and does not believe it will be required to sell the securities before recovery occurs. As illustrated in the previous table, these securities are comprised mainly of securities issued by banks, and to a lesser degree, insurance companies. QNB owns the mezzanine tranches of these securities, except for PreTSL IV which represents the senior-most obligation of the trust.

On a quarterly basis we evaluate our debt securities for other-than-temporary impairment (OTTI), which involves the use of a third-party valuation firm to assist management with the valuation. When evaluating these investments a credit-related portion and a non-credit related portion of impairment are determined. The credit related portion is recognized in earnings and represents the expected shortfall in future cash flows. The non-credit related portion is recognized in other comprehensive income and represents the difference between the book value and the fair value of the security less any current quarter credit related impairment. For the three and six months ended June 30, 2015 and 2014, no other-than-temporary impairment charges representing credit impairment were recognized on our pooled trust preferred collateralized debt obligations. A discounted cash flow analysis provides the best estimate of credit related OTTI for these securities. Additional information related to this analysis follows:

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

Based upon the analysis performed by management as of June 30, 2015, it is probable that we will collect all contractual principal and interest payments on one of our six pooled trust preferred securities, PreTSL XIX. The expected principal shortfall on the remaining pooled trust preferred securities has resulted in credit related other-than-temporary impairment charges in previous years. All of these pooled trust preferred securities held by QNB could be subject to additional writedowns in the future if additional deferrals and defaults occur.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Major classes of loans are as follows:

	June 30,	December 31,
	2015	2014
Commercial:
Commercial and industrial	$132,271	$118,845
Construction	19,031	23,471
Secured by commercial real estate	212,015	203,534
Secured by residential real estate	55,984	53,077
State and political subdivisions	42,178	44,104
Indirect lease financing	9,221	7,685
Retail:
1-4 family residential mortgages	38,867	37,147
Home equity loans and lines	64,896	63,213
Consumer	3,741	4,175
Total loans	578,204	555,251
Net unearned costs (fees)	52	31
Loans receivable	$578,256	$555,282

Loans secured by commercial real estate include all loans collateralized at least in part by commercial real estate. These loans may not be for the expressed purpose of conducting commercial real estate transactions.

Overdrafts are reclassified as loans and are included in consumer loans above and total loans on the balance sheet. At June 30, 2015 and December 31, 2014, overdrafts were approximately $102,000 and $142,000, respectively.

QNB generally lends in its trade area which is comprised of Quakertown and the surrounding communities. To a large extent, QNB makes loans collateralized at least in part by real estate. Its lending activities could be affected by changes in the general economy, the regional economy, or real estate values. Other than disclosed in the table above, at June 30, 2015, there were no concentrations of loans exceeding 10% of total loans.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2015 and December 31, 2014:

June 30, 2015	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$123,433	$665	$8,173	$-	$132,271
Construction	19,010	-	21	-	19,031
Secured by commercial real estate	192,524	2,047	17,444	-	212,015
Secured by residential real estate	53,038	718	2,228	-	55,984
State and political subdivisions	40,890	-	1,288	-	42,178
Indirect lease financing	9,014	-	207	-	9,221
	$437,909	$3,430	$29,361	$-	$470,700

December 31, 2014	Pass	Special mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$111,560	$42	$7,243	$-	$118,845
Construction	22,981	128	362	-	23,471
Secured by commercial real estate	178,339	2,418	22,777	-	203,534
Secured by residential real estate	50,172	408	2,497	-	53,077
State and political subdivisions	42,771	-	1,333	-	44,104
Indirect lease financing	7,543	-	142	-	7,685
	$413,366	$2,996	$34,354	$-	$450,716

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

For retail loans, the Company evaluates credit quality based on the performance of the individual credits. The following tables present the recorded investment in the retail classes of the loan portfolio based on payment activity as of June 30, 2015 and December 31, 2014:

June 30, 2015	Performing	Non- performing	Total
Retail:
1-4 family residential mortgages	$38,453	$414	$38,867
Home equity loans and lines	64,804	92	64,896
Consumer	3,741	-	3,741
	$106,998	$506	$107,504

December 31, 2014	Performing	Non- performing	Total
Retail:
1-4 family residential mortgages	$36,922	$225	$37,147
Home equity loans and lines	63,109	104	63,213
Consumer	4,174	1	4,175
	$104,205	$330	$104,535

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2015 and December 31, 2014:

June 30, 2015	30-59 days past due	60-89 days past due	90 days or more past due	Total past due loans	Current	Total loans receivable
Commercial:
Commercial and industrial	$486	-	$11	$497	$131,774	$132,271
Construction	-	-	-	-	19,031	19,031
Secured by commercial real estate	404	$105	1,151	1,660	210,355	212,015
Secured by residential real estate	136	341	264	741	55,243	55,984
State and political subdivisions	-	-	-	-	42,178	42,178
Indirect lease financing	91	40	90	221	9,000	9,221
Retail:
1-4 family residential mortgages	-	-	199	199	38,668	38,867
Home equity loans and lines	185	-	-	185	64,711	64,896
Consumer	10	4	-	14	3,727	3,741
	$1,312	$490	$1,715	$3,517	$574,687	$578,204

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

The following tables disclose the recorded investment in loans receivable that are either on non-accrual status or past due 90 days or more and still accruing interest as of June 30, 2015 and December 31, 2014:

June 30, 2015	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	-	$3,526
Construction	-	-
Secured by commercial real estate	-	4,302
Secured by residential real estate	-	1,489
State and political subdivisions	-	-
Indirect lease financing	$90	-
Retail:
1-4 family residential mortgages	-	414
Home equity loans and lines	-	92
Consumer	-	-
	$90	$9,823

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

December 31, 2014	90 days or more past due (still accruing)	Non-accrual
Commercial:
Commercial and industrial	$-	$2,171
Construction	-	337
Secured by commercial real estate	-	6,465
Secured by residential real estate	-	1,467
State and political subdivisions	-	-
Indirect lease financing	-	-
Retail:
1-4 family residential mortgages	-	225
Home equity loans and lines	-	104
Consumer	-	1
	$-	$10,770

Activity in the allowance for loan losses for the three months ended June 30, 2015 and 2014 are as follows:

Three months ended June 30, 2015	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,875	$(251)	$(30)	$9	$1,603
Construction	285	(136)	-	-	149
Secured by commercial real estate	2,569	141	(57)	2	2,655
Secured by residential real estate	1,666	266	(313)	16	1,635
State and political subdivisions	253	(21)	-	-	232
Indirect lease financing	95	25	-	1	121
Retail:
1-4 family residential mortgages	308	5	-	-	313
Home equity loans and lines	479	(12)	-	7	474
Consumer	85	4	(23)	5	71
Unallocated	363	39	N/A	N/A	402
	$7,978	$60	$(423)	$40	$7,655

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Three months ended June 30, 2014	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$2,308	$55	$-	$44	$2,407
Construction	391	(151)	-	-	240
Secured by commercial real estate	2,757	(157)	-	-	2,600
Secured by residential real estate	1,465	238	-	5	1,708
State and political subdivisions	293	(79)	-	-	214
Loans to depository institutions	3	(2)	-	-	1
Indirect lease financing	106	(19)	-	5	92
Retail:
1-4 family residential mortgages	314	58	-	-	372
Home equity loans and lines	602	(127)	(34)	79	520
Consumer	63	22	(28)	10	67
Unallocated	517	162	N/A	N/A	679
	$8,819	$-	$(62)	$143	$8,900

Activity in the allowance for loan losses for the six months ended June 30, 2015 and 2014 are as follows:

Six months ended June 30, 2015	Balance, beginning of period	Provision for (credit to) loan losses	Charge-offs	Recoveries	Balance, end of period
Commercial:
Commercial and industrial	$1,892	$(278)	$(30)	$19	$1,603
Construction	297	(148)	-	-	149
Secured by commercial real estate	2,700	36	(85)	4	2,655
Secured by residential real estate	1,630	304	(317)	18	1,635
State and political subdivisions	221	11	-	-	232
Indirect lease financing	93	26	(8)	10	121
Retail:
1-4 family residential mortgages	312	1	-	-	313
Home equity loans and lines	453	9	-	12	474
Consumer	85	15	(41)	12	71
Unallocated	318	84	N/A	N/A	402
	$8,001	$60	$(481)	$75	$7,655

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

Performing TDRs (not reported as non-accrual or past due 90 days or more and still accruing) totaled $2,177,000 and $1,897,000 as of June 30, 2015 and December 31, 2014, respectively. Non-performing TDRs totaled $3,064,000 and $3,690,000 as of June 30, 2015 and December 31, 2014, respectively. All TDRs are included in impaired loans.

The following table illustrates the specific reserve for loan losses allocated to loans modified as TDRs. These specific reserves are included in the allowance for loan losses for loans individually evaluated for impairment.

	June 30, 2015		December 31, 2014
	Unpaid principal balance	Related allowance	Unpaid principal balance	Related allowance

TDRs with no specific allowance recorded	$4,367	-	$4,588	-
TDRs with an allowance recorded	874	$674	999	$813
	$5,241	$674	$5,587	$813

There were no TDR concessions made during the six months ended June 30, 2015. As of June 30, 2015 and December 31, 2014, QNB had commitments of $1,935,000 and $1,729,000, respectively, to lend additional funds to customers with loans whose terms have been modified in troubled debt restructurings. There were charge-offs of $0 and $35,000 during the six months ended June 30, 2015 and 2014, respectively, resulting from loans previously modified as TDRs.

There were no loans modified as TDRs during 2015 and the three months ended June 30, 2015 and 2014. The following table presents loans by loan class modified as TDRs during the six months ended June 30, 2015 and 2014. The pre-modification and post-modification outstanding recorded investments disclosed in the tables below, represent carrying amounts immediately prior to the modification and at June 30, 2014.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

Six months ended June 30,	2015			2014
	Number of contracts	Pre -modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post -modification outstanding recorded investment
Commercial:
Commercial and industrial	-	$-	$-	1	$288	$233
	-	$-	$-	1	$288	$233

The following tables present loans modified as TDRs within 12 months prior to June 30, 2015 and 2014 for which there was a payment default (60 days or more past due) during the three and six months ended June 30, 2015 and 2014.

Three months ended June 30,	2015		2014
TDRs Subsequently Defaulted	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Commercial:
Secured by residential real estate	-	$-	12	$658
	-	$-	12	$658

Six months ended June 30,	2015		2014
TDRs Subsequently Defaulted	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Commercial:
Secured by residential real estate	-	$-	12	$658
	-	$-	12	$658

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following tables present the balance in the allowance for loan losses at June 30, 2015 and December 31, 2014 disaggregated on the basis of the Company’s impairment method by class of loans receivable along with the balance of loans receivable by class, excluding unearned fees and costs, disaggregated on the basis of the Company’s impairment methodology:

	Allowance for Loan Losses			Loans Receivable
June 30, 2015	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$1,603	$757	$846	$132,271	$7,870	$124,401
Construction	149	-	149	19,031	348	18,683
Secured by commercial real estate	2,655	-	2,655	212,015	7,810	204,205
Secured by residential real estate	1,635	43	1,592	55,984	1,489	54,495
State and political subdivisions	232	-	232	42,178	-	42,178
Indirect lease financing	121	-	121	9,221	11	9,210
Retail:
1-4 family residential mortgages	313	39	274	38,867	528	38,339
Home equity loans and lines	474	-	474	64,896	117	64,779
Consumer	71	-	71	3,741	-	3,741
Unallocated	402	N/A	N/A	N/A	N/A	N/A
	$7,655	$839	$6,414	$578,204	$18,173	$560,031

	Allowance for Loan Losses			Loans Receivable
December 31, 2014	Balance	Balance related to loans individually evaluated for impairment	Balance related to loans collectively evaluated for impairment	Balance	Balance individually evaluated for impairment	Balance collectively evaluated for impairment
Commercial:
Commercial and industrial	$1,892	$1,095	$797	$118,845	$7,115	$111,730
Construction	297	-	297	23,471	362	23,109
Secured by commercial real estate	2,700	-	2,700	203,534	11,546	191,988
Secured by residential real estate	1,630	91	1,539	53,077	1,567	51,510
State and political subdivisions	221	-	221	44,104	-	44,104
Indirect lease financing	93	-	93	7,685	16	7,669
Retail:
1-4 family residential mortgages	312	4	308	37,147	341	36,806
Home equity loans and lines	453	4	449	63,213	129	63,084
Consumer	85	-	85	4,175	1	4,174
Unallocated	318	N/A	N/A	N/A	N/A	N/A
	$8,001	$1,194	$6,489	$555,251	$21,077	$534,174

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

The following tables summarize additional information in regards to impaired loans by loan portfolio class as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance	Recorded investment (after charge-offs)	Unpaid principal balance	Related allowance
With no specific allowance recorded:
Commercial:
Commercial and industrial	$6,987	$7,161	$-	$5,894	$6,056	$-
Construction	348	348	-	362	444	-
Secured by commercial real estate	7,810	8,368	-	11,546	12,198	-
Secured by residential real estate	1,228	1,936	-	903	1,427	-
State and political subdivisions	-	-	-	-	-	-
Indirect lease financing	11	11	-	16	16	-
Retail:
1-4 family residential mortgages	215	246	-	225	250	-
Home equity loans and lines	117	163	-	72	93	-
Consumer	-	-	-	1	1	-
	$16,716	$18,233	$-	$19,019	$20,485	$-

With an allowance recorded:
Commercial:
Commercial and industrial	$883	$1,061	$757	$1,221	$1,419	$1,095
Construction	-	-	-	-	-	-
Secured by commercial real estate	-	-	-	-	-	-
Secured by residential real estate	261	315	43	664	748	91
State and political subdivisions	-	-	-	-	-	-
Indirect lease financing	-	-	-	-	-	-
Retail:
1-4 family residential mortgages	313	314	39	116	116	4
Home equity loans and lines	-	-	-	57	76	4
Consumer	-	-	-	-	-	-
	$1,457	$1,690	$839	$2,058	$2,359	$1,194

Total:
Commercial:
Commercial and industrial	$7,870	$8,222	$757	$7,115	$7,475	$1,095
Construction	348	348	-	362	444	-
Secured by commercial real estate	7,810	8,368	-	11,546	12,198	-
Secured by residential real estate	1,489	2,251	43	1,567	2,175	91
State and political subdivisions	-	-	-	-	-	-
Indirect lease financing	11	11	-	16	16	-
Retail:
1-4 family residential mortgages	528	560	39	341	366	4
Home equity loans and lines	117	163	-	129	169	4
Consumer	-	-	-	1	1	-
	$18,173	$19,923	$839	$21,077	$22,844	$1,194

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

8. LOANS & ALLOWANCE FOR LOAN LOSSES (continued)

	Six Months Ended June 30, 2015		Year Ended December 31, 2014
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$6,846	$128	$9,305	$331
Construction	437	12	1,050	2
Secured by commercial real estate	8,526	86	12,304	344
Secured by residential real estate	1,549	-	2,452	-
State and political subdivisions	-	-	-	-
Indirect lease financing	13	1	26	1
Retail:
1-4 family residential mortgages	398	3	460	5
Home equity loans and lines	131	1	169	-
Consumer	1	-	2	-
	$17,901	$231	$25,768	$683

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

The following table sets forth QNB’s financial assets measured at fair value on a recurring and nonrecurring basis and the fair value measurements by level within the fair value hierarchy as of June 30, 2015:

June 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable input (Level 2)	Significant unobservable inputs (Level 3)	Balance at end of period
Recurring fair value measurements
Trading Securities
State and municipal securities	$-	$3,871	$-	$3,871

Securities available-for-sale
U.S. Government agency securities	-	$42,263	-	$42,263
State and municipal securities	-	73,938	-	73,938
U.S. Government agencies and sponsored enterprises (GSEs):
Mortgage-backed securities	-	120,943	-	120,943
Collateralized mortgage obligations (CMOs)	-	76,738	-	76,738
Pooled trust preferred securities	-	-	$2,694	2,694
Corporate debt securities	-	6,036	-	6,036
Equity securities	$7,619	-	-	7,619
Total securities available-for-sale	$7,619	$319,918	$2,694	$330,231
Total recurring fair value measurements	$7,619	$323,789	$2,694	$334,102

Nonrecurring fair value measurements
Impaired loans	$-	-	$749	$749
Other real estate owned	-	$50	-	50
Mortgage servicing rights	-	-	60	60
Total nonrecurring fair value measurements	$-	$50	$809	$859

There were no transfers in and out of Level 1 fair value measurements during the six months ended June 30, 2015. There was one transfer for $50,000 from level 3 into level 2 fair value for the same period. This related to a property held in other real estate owned that was under agreement of sale at June 30, 2015. There were no losses included in earnings attributable to the change in unrealized gains or losses relating to the available-for-sale securities above with fair value measurements utilizing significant unobservable inputs for the six-month period ended June 30, 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which QNB has utilized Level 3 inputs to determine fair value:

	Quantitative information about Level 3 fair value measurements
	Fair value	Valuation techniques	Unobservable input	Value or range of values
June 30, 2015 - Impaired loans	$638	Appraisal of collateral (1)	Appraisal adjustments (2)	-20% to -100%
			Liquidation expenses (3)	-10%
June 30, 2015 - Impaired loans	111	Discounted cash flow (4)	Discount rate	6.375%
June 30, 2015 - Mortgage servicing rights	60	Discounted cash flow	Remaining term	2 - 28 yrs
			Discount rate	10% to 12%

	Quantitative information about Level 3 fair value measurements
	Fair value	Valuation techniques	Unobservable input	Value or range of values
December 31, 2014 - Impaired loans	$953	Appraisal of collateral (1)	Appraisal adjustments (2)	-20% to -100%
			Liquidation expenses (3)	-10%
December 31, 2014 - Impaired loans	112	Discounted cash flow (4)	Discount rate	6.375%
December 31, 2014 - Impaired loans	2,650	Agreement of sale (5)
December 31, 2014 - Mortgage servicing rights	112	Discounted cash flow	Remaining term	2 - 28 yrs
			Discount rate	10% to 12%

(1)	Fair value is primarily determined through appraisals of the underlying collateral by independent parties, which generally includes various level 3 inputs which are not always identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and the age of the appraisal. The range is presented as a percent of the initial appraised value.
(3)	Appraisals and pending agreements of sale are adjusted by management for estimated liquidation expenses. The range is presented as a percent of the initial appraised value.
(4)	Fair value is determined using the cash flow of the borrower and the effective interest rate of the original note.
(5)	Fair value is determined by the net amount due.

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The following table presents additional information about the securities available-for-sale measured at fair value on a recurring basis and for which QNB utilized significant unobservable inputs (Level 3 inputs) to determine fair value for the six months ended June 30, 2015:

Fair value measurements using
significant unobservable inputs
(Level 3)
Balance, January 1, 2015	$2,439
Payments received	(18)
Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	273
Transfers in and/or out of Level 3	-
Balance, June 30, 2015	$2,694

The Level 3 securities consist of six collateralized debt obligation securities, PreTSL securities, which are backed by trust preferred securities issued by banks, thrifts, and insurance companies. As discussed in Note 7, despite the fact that there were some trades during 2015, the market for these securities at June 30, 2015 was not active and markets for similar securities also are not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which PreTSLs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and there are currently very few market participants who are willing and or able to transact for these securities.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

●	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2015;
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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

9. FAIR VALUE MEASUREMENTS AND DISCLOSURES (continued)

The internal rate of return is the pre-tax yield used to discount the best estimate of future cash flows after credit losses. The cash flows have been discounted using estimated market discount rates of 3-month LIBOR plus spreads ranging from 3.46% to 7.90%. The determination of appropriate market discount rates involved the consideration of the following:

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

The following methods and assumptions were used to estimate the fair values of each major classification of financial instrument and non-financial asset at June 30, 2015 and December 31, 2014:

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

Impaired Loans (generally carried at fair value): Impaired loans are loans, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. Included in the fair value of impaired loans at June 30, 2015 are $131,000 of loans that had no specific reserves required at quarter end; however, were partially charged-off on June 30, 2015.

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

Foreclosed assets (other real estate owned and repossessed assets): Foreclosed assets are the only non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less cost to sell. At foreclosure or repossession, if the fair value, less estimated costs to sell, of the collateral acquired (real estate, vehicles, equipment) is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held-for-sale is estimated using Level 2 inputs based on observable market data.

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

The estimated fair values and carrying amounts of the Company’s financial and off-balance sheet instruments are summarized as follows:

			Fair value measurements
June 30, 2015	Carrying amount	Fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Cash and cash equivalents	$20,624	$20,624	$20,624	-	-
Investment securities:
Trading	3,871	3,871	-	$3,871	-
Available-for-sale	330,231	330,231	7,619	319,918	$2,694
Held-to-maturity	146	154	-	154	-
Restricted investment in bank stocks	508	508	-	508	-
Loans held-for-sale	466	475	-	475	-
Net loans	570,601	565,261	-	-	565,261
Mortgage servicing rights	521	667	-	-	667
Accrued interest receivable	2,324	2,324	-	2,324	-

Financial liabilities
Deposits with no stated maturities	$591,937	$591,937	$591,937	-	-
Deposits with stated maturities	234,144	234,954	-	$234,954	-
Short-term borrowings	32,896	32,896	32,896	-	-
Accrued interest payable	337	337	-	337	-

Off-balance sheet instruments
Commitments to extend credit	$-	$-	$-	$-	$-
Standby letters of credit	-	-	-	-	-

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

A summary of the Bank's financial instrument commitments is as follows:

	June 30,	December 31,
	2015	2014
Commitments to extend credit and unused lines of credit	$220,961	$203,496
Standby letters of credit	5,442	6,276
Total financial instrument commitments	$226,403	$209,772

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the financial or performance obligation of a customer to a third party. QNB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. These standby letters of credit expire within three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2015 and December 31, 2014 for guarantees under standby letters of credit issued is not material.

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

Both the Company and the Bank are subject to regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate actions by regulators that could have an effect on the financial statements. Under the framework for prompt corrective action, both the Company and the Bank must meet capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items. The capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of June 30, 2015, that the Company and the Bank met capital adequacy requirements to which they were subject.

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

QNB CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

11. REGULATORY RESTRICTIONS (continued)

	Capital levels
	Actual		Minimum required		Well capitalized
As of June 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$96,010	13.05%	$58,844	8.00%	$73,555	10.00%
Bank	88,793	12.45	57,078	8.00	71,348	10.00

Tier I capital (to risk-weighted assets):
Consolidated	$88,241	12.00%	$44,133	6.00	$44,133	6.00
Bank	81,079	11.36	42,809	6.00	57,078	8.00

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$88,241	12.00%	$33,100	4.50	N/A	N/A
Bank	81,079	11.36	32,106	4.50	46,376	6.50

Tier I capital (to average assets):
Consolidated	$88,241	9.18%	$38,443	4.00	N/A	N/A
Bank	81,079	8.50	38,159	4.00	47,699	5.00

	Capital levels
	Actual		Adequately capitalized		Well capitalized
As of December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital (to risk-weighted assets):
Consolidated	$93,927	14.06%	$53,425	8.00%	N/A	N/A
Bank	86,884	13.14	52,891	8.00	$66,114	10.00%

Tier I capital (to risk-weighted assets):
Consolidated	85,439	12.79	26,713	4.00	N/A	N/A
Bank	78,824	11.92	26,446	4.00	39,669	6.00

Tier I capital (to average assets):
Consolidated	85,439	8.65	39,501	4.00	N/A	N/A
Bank	78,824	8.04	39,237	4.00	49,047	5.00

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

There were no credit-related other-than-temporary impairment charges in the first six months of 2015 or 2014.

Allowance for Loan Losses

The determination of the allowance for loan losses involves a higher degree of judgment and complexity than the Company’s other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a level believed by management to be sufficient to absorb probable known and inherent losses in the outstanding loan portfolio. The allowance is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses. The provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered necessary by management.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - OVERVIEW

QNB reported net income for the second quarter of 2015 of $1,934,000, or $0.58 per share on a diluted basis, compared to net income of $2,172,000, or $0.66 per share on a diluted basis, for the same period in 2014. For the six month period ended June 30, 2015, QNB reported net income of $4,070,000, or $1.22 per share on a diluted basis. This compares to net income of $4,468,000, or $1.36 per share on a diluted basis, reported for the six month period ended June 30, 2014.

Net income expressed as an annualized rate of return on average assets and average shareholders’ equity was 0.81% and 8.83%, respectively, for the quarter ended June 30, 2015 compared with 0.95% and 10.66%, respectively, for the quarter ended June 30, 2014. For the comparative six month periods the annualized rate of return on average assets and average shareholders’ equity was 0.85% and 9.41%, respectively, for 2015 compared with 0.98% and 11.12%, respectively, for 2014.

Total assets as of June 30, 2015 were $955,245,000, compared with $977,135,000 at December 31, 2014. Loans receivable at June 30, 2015 were $578,256,000, compared with $555,282,000 at December 31, 2014, an increase of $22,974,000, or 4.1%, with commercial lending as the largest contributor to the growth. Total deposits of $826,081,000 at June 30, 2015 decreased $25,511,000, or 3.0%, compared with total deposits of $851,592,000 at December 31, 2014, due primarily to the seasonal reduction in public funds balances.

Results for the three and six months ended June 30, 2015 include the following significant components:

•	Net interest income increased $145,000, or 2.2%, to $6,642,000 and $439,000, or 3.4%, to $13,329,000 for the three and six months ended June 30, 2015, respectively.

•	Net interest margin on a tax-equivalent basis decreased 12 basis points for the quarter and eight basis points year-to-date, to 3.06% and 3.07%, respectively.

•	QNB recorded $60,000 in provision for loan losses for the second quarter and first six months of 2015 compared with no provisions recorded for first six months of 2014.

•	Non-interest income decreased $26,000, or 1.6%, to $1,599,000 for the second quarter and $161,000, or 4.7%, $3,276,000 for year-to-date 2015, respectively, compared to the same periods in 2014.

•	Non-interest expense increased $350,000, or 6.6%, to $5,664,000 for the second quarter and $665,000, or 6.3%, to $11,191,000 year-to-date 2014, respectively, compared to the same periods in 2014.

•

Total non-performing loans were $12,090,000, or 2.09% of loans receivable at June 30, 2015, compared to $12,667,000, or 2.28% of loans receivable at December 31, 2014. Loans on non-accrual status were $9,823,000 at June 30, 2015 compared with $10,770,000 at December 31, 2014. Net charge-offs for the first six months of 2015 were $406,000, or 0.14% annualized of average total loans, as compared with $25,000, or 0.01% annualized of average total loans for the first six months of 2014.

These items, as well as others, will be explained more thoroughly in the next sections.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME

QNB Corp. earns its net income primarily through its subsidiary, the Bank. Net interest income, or the spread between the interest, dividends and fees earned on loans and investment securities and the expense incurred on deposits and other interest-bearing liabilities, is the primary source of operating income for QNB. QNB seeks to achieve sustainable and consistent earnings growth while maintaining adequate levels of capital and liquidity and limiting its exposure to credit and interest rate risk levels approved by the Board of Directors

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable-equivalent basis for the three and six month periods ended June 30, 2015 and 2014.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Total interest income	$7,746	$7,588	$15,553	$15,115
Total interest expense	1,104	1,091	2,224	2,225
Net interest income	6,642	6,497	13,329	12,890
Tax-equivalent adjustment	434	488	879	974
Net interest income (fully taxable-equivalent)	$7,076	$6,985	$14,208	$13,864

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Three Months Ended
	June 30, 2015			June 30, 2014
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Trading securities	$4,162	5.88%	$61	$4,429	6.08%	$67
Investment securities (AFS & HTM):
U.S. Government agencies	44,714	1.62%	181	55,504	1.52%	211
State and municipal	68,481	4.18%	715	78,144	4.41%	862
Mortgage-backed and CMOs	205,451	1.96%	1,008	198,431	2.06%	1,021
Pooled trust preferred securities	3,517	0.57%	5	3,519	0.17%	2
Corporate debt securities	6,009	1.15%	17	6,009	1.11%	17
Equities	7,174	3.22%	58	5,925	3.20%	47
Total investment securities	335,346	2.37%	1,984	347,532	2.49%	2,160
Loans:
Commercial real estate	290,608	4.44%	3,215	263,471	4.61%	3,027
Residential real estate	38,665	3.99%	386	33,768	4.23%	357
Home equity loans	57,042	3.56%	507	54,723	3.86%	526
Commercial and industrial	128,940	4.07%	1,309	112,452	4.30%	1,205
Indirect lease financing	8,921	8.98%	200	7,866	9.84%	194
Consumer loans	3,888	5.42%	52	3,646	5.54%	50
Tax-exempt loans	45,702	3.95%	450	44,983	4.15%	465
Total loans, net of unearned income*	573,766	4.28%	6,119	520,909	4.48%	5,824
Other earning assets	14,677	0.45%	16	9,320	1.09%	25
Total earning assets	927,951	3.54%	8,180	882,190	3.67%	8,076
Cash and due from banks	11,704			11,063
Allowance for loan losses	(7,956)			(8,877)
Other assets	29,378			32,142
Total assets	$961,077			$916,518

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$134,941	0.22%	75	$119,394	0.24%	70
Municipals	91,989	0.34%	79	90,933	0.34%	78
Money market	65,287	0.24%	38	57,983	0.19%	28
Savings	216,598	0.37%	200	210,122	0.37%	193
Time	144,263	1.08%	389	151,012	1.07%	404
Time of $100,000 or more	92,694	1.28%	295	89,561	1.24%	277
Total interest-bearing deposits	745,772	0.58%	1,076	719,005	0.59%	1,050
Short-term borrowings	30,378	0.36%	28	34,334	0.36%	31
Long-term debt	-	0.00%	-	879	4.77%	10
Total interest-bearing liabilities	776,150	0.57%	1,104	754,218	0.58%	1,091
Non-interest-bearing deposits	93,814			77,527
Other liabilities	3,310			3,021
Shareholders' equity	87,803			81,752
Total liabilities and shareholders' equity	$961,077			$916,518
Net interest rate spread		2.97%			3.09%
Margin/net interest income		3.06%	$7,076		3.18%	$6,985
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

Average Balances, Rate, and Interest Income and Expense Summary (Tax-Equivalent Basis)

	Six Months Ended
	June 30, 2015			June 30, 2014
	Average	Average		Average	Average
	Balance	Rate	Interest	Balance	Rate	Interest
Assets
Trading securities	$4,160	5.94%	$124	$3,806	5.33%	$101
Investment securities (AFS & HTM):
U.S. Government agencies	50,461	1.61%	407	61,662	1.47%	452
State and municipal	69,388	4.19%	1,452	80,670	4.40%	1,774
Mortgage-backed and CMOs	212,151	1.95%	2,066	204,555	2.06%	2,103
Pooled trust preferred securities	3,518	0.37%	6	3,519	0.17%	3
Corporate debt securities	6,008	1.14%	34	6,009	1.11%	34
Equities	7,075	3.16%	111	5,699	3.24%	92
Total investment securities	348,601	2.34%	4,076	362,114	2.46%	4,458
Loans:
Commercial real estate	287,807	4.51%	6,433	260,339	4.61%	5,950
Residential real estate	37,861	4.08%	772	32,051	4.27%	685
Home equity loans	57,217	3.59%	1,019	54,624	3.89%	1,053
Commercial and industrial	124,615	4.10%	2,531	112,370	4.28%	2,385
Indirect lease financing	8,382	9.03%	379	8,187	9.86%	404
Consumer loans	4,009	5.43%	108	3,460	5.73%	98
Tax-exempt loans	46,130	4.00%	916	43,181	4.27%	914
Total loans, net of unearned income*	566,021	4.33%	12,158	514,212	4.51%	11,489
Other earning assets	14,623	1.02%	74	8,419	0.99%	41
Total earning assets	933,405	3.55%	16,432	888,551	3.65%	16,089
Cash and due from banks	11,259			10,642
Allowance for loan losses	(8,025)			(8,878)
Other assets	29,565			32,075
Total assets	$966,204			$922,390

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing demand	$132,182	0.22%	145	$116,980	0.24%	137
Municipals	104,478	0.34%	175	103,743	0.33%	171
Money market	62,489	0.24%	74	57,360	0.19%	55
Savings	215,371	0.37%	396	209,091	0.37%	382
Time	146,006	1.08%	785	151,719	1.08%	810
Time of $100,000 or more	92,673	1.28%	590	87,890	1.24%	540
Total interest-bearing deposits	753,199	0.58%	2,165	726,783	0.58%	2,095
Short-term borrowings	32,127	0.37%	59	33,706	0.36%	60
Long-term debt	-	0.00%	-	2,928	4.76%	70
Total interest-bearing liabilities	785,326	0.57%	2,224	763,417	0.59%	2,225
Non-interest-bearing deposits	90,332			74,919
Other liabilities	3,317			2,997
Shareholders' equity	87,229			81,057
Total liabilities and shareholders' equity	$966,204			$922,390
Net interest rate spread		2.98%			3.06%
Margin/net interest income		3.07%	$14,208		3.15%	$13,864
Tax-exempt securities and loans were adjusted to a tax-equivalent basis and are based on the marginal Federal corporate tax rate of 34 percent.
Non-accrual loans and investment securities are included in earning assets.
* Includes loans held-for-sale

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30, 2015 compared			June 30, 2015 compared
	to June 30, 2014			to June 30, 2014

	Total	Due to change in:		Total	Due to change in:
	Change	Volume	Rate	Change	Volume	Rate
Interest income:
Trading securities	$(6)	$(4)	$(2)	$23	$10	13
Investment securities (AFS & HTM):
U.S. Government agencies	(30)	(41)	11	(45)	(82)	$37
State and municipal	(147)	(107)	(40)	(322)	(248)	(74)
Mortgage-backed and CMOs	(13)	37	(50)	(37)	79	(116)
Pooled trust preferred securities	3	-	3	3	-	3
Corporate debt securities	-	(1)	1	-	(1)	1
Equities	11	11	-	19	22	(3)
Total Investment securities (AFS & HTM)	(176)	(101)	(75)	(382)	(230)	(152)
Loans:
Commercial real estate	188	312	(124)	483	628	(145)
Residential real estate	29	52	(23)	87	124	(37)
Home equity loans	(19)	23	(42)	(34)	50	(84)
Commercial and industrial	104	176	(72)	146	259	(113)
Indirect lease financing	6	25	(19)	(25)	10	(35)
Consumer loans	2	3	(1)	10	16	(6)
Tax-exempt loans	(15)	8	(23)	2	62	(60)
Total Loans	295	599	(304)	669	1,149	(480)
Other earning assets	(9)	14	(23)	33	31	2
Total interest income	104	508	(404)	343	960	(617)
Interest expense:
Interest-bearing demand	5	9	(4)	8	17	(9)
Municipals	1	1	-	4	2	2
Money market	10	3	7	19	5	14
Savings	7	6	1	14	11	3
Time	(15)	(18)	3	(25)	(30)	5
Time of $100,000 or more	18	10	8	50	30	20
Total interest-bearing deposits	26	11	15	70	35	35
Short-term borrowings	(3)	(4)	1	(1)	(3)	2
Long-term debt	(10)	(10)	-	(70)	(70)	-
Total interest expense	13	(3)	16	(1)	(38)	37
Net interest income	$91	$511	$(420)	$344	$998	$(654)

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin – quarter to quarter comparison

Net interest income for the quarter ended June 30, 2015 totaled $6,642,000, an increase of $145,000, or 2.2%, over the same period in 2014. When compared to the first quarter of 2015, net interest income decreased $45,000 from the $6,687,000 reported.

Net interest income and net interest margin continue to be negatively impacted by declining yields on earning assets resulting from the prolonged low interest rate environment under which banks have been operating since 2008, the beginning of the financial crisis. Average earning assets for the second quarter of 2015 were $927,951,000, an increase of $45,761,000 from the second quarter of 2014, with average loans increasing $52,857,000, or 10.1%, and average investment securities decreasing $12,453,000, or 3.5%, over the same period. Growth in the loan portfolio mitigates the impact of the low rate environment on net interest income and the net interest margin as loans generally earn a higher yield than investment securities. Average loans as a percent of average earning assets grew from 59.0% for the second quarter 2014 to 61.8% for the second quarter 2015. On the funding side, average deposits increased $43,054,000, or 5.4%, to $839,586,000 for the second quarter of 2015 with growth in all categories excluding time deposits. Customers continue to reinvest funds into non-time deposits, as the yield in time deposits remains low and customers prefer to keep their funds liquid to capitalize on rising rates. During this same time period, average borrowed funds decreased $4,835,000 to $30,378,000 and in 2015 consisted solely of commercial repurchase agreements, as long-term debt matured and was repaid in April 2014.

The low interest rate environment and loan rate competition continues to exert pressure on asset yields and the net interest margin as longer term assets reprice to lower interest rate levels while funding costs are near their implied floors. The net interest margin for the second quarter of 2015 was 3.06% compared to 3.18% for the second quarter of 2014 and 3.08% reported for the first quarter of 2015.

The Rate-Volume Analysis tables, as presented on a tax-equivalent basis, highlight the impact of changing rates and volumes on interest income and interest expense. Total interest income on a tax-equivalent basis increased $104,000, or 1.3%, to $8,180,000 for the second quarter of 2015, while total interest expense increased slightly to $1,104,000. Growth in earning assets contributed an additional $508,000 of interest income but was offset by a decline in interest income of $404,000 resulting from lower yields. The decline in higher-costing funding (related to the repayment of long-term debt in 2014) contributed to a $3,000 decrease in interest expense, offset by the growth in average interest-bearing deposits and shift of deposits into higher rate accounts, which resulted in additional interest expense of $16,000.

The yield on earning assets on a tax-equivalent basis declined 13 basis points from 3.67% for the second quarter of 2014, to 3.54% for the second quarter of 2015 and declined two basis points from the 3.56% reported for the first quarter of 2015. The rate paid on interest-bearing liabilities decreased one basis point to 0.57% for the second quarter of 2015 compared to the same period in 2014 and remained equal to the funding rate reported for the quarter ended March 31, 2015.

Interest income on investment securities (trading, available-for-sale and held-to-maturity) decreased $182,000 when comparing the two quarters primarily as a result of a 12 basis point decline in average yield. The average yield on the investment portfolio was 2.41% for the second quarter of 2015 compared with 2.53% for the second quarter of 2014. The yield on the investment portfolio declined along with decreases in Treasury rates since the end of 2014. The current market has provided little opportunity to invest the cash flow from calls and prepayments in the portfolio in bonds with better yields from the securities being called and repaid. During the first six months of 2015, the majority of QNB cash flows from calls and principal and interest payments on mortgage backed securities funded loan growth, as well as seasonal deposit withdrawals by municipalities.

Income on Government agency securities decreased $30,000, as the $10,790,000, or 19.4%, decline in average balances reduced interest income by $41,000. This was partially offset by a 10 basis point increase in the yield from 1.52% for the second quarter of 2014 to 1.62% for the same period in 2015. The increase in the yield contributed $11,000 in additional interest income and is a result of selling some lower yielding bonds at the end of 2014 and reinvestment of cash into bonds with yields higher than the portfolio yield.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Interest income on tax-exempt municipal securities decreased $147,000 with the decline in volume contributing $107,000 of the total decrease. The yield on the municipal portfolio was 4.18% for the second quarter 2015 compared to 4.41% for same period in 2014. QNB had purchased many municipal securities when rates were significantly higher. Many of these bonds have either reached maturity or their call dates and are being replaced with municipal bonds with lower yields. Typically QNB purchased municipal bonds with 10-15 year maturities; however, given the current rate environment has shortened the maturity range to between 7-10 years with call dates between 2-5 years. The yield on this portfolio is expected to continue to decline as additional higher yielding municipal bonds are expected to be called or mature during 2015. The current yield on replacement bonds is well below the yield of the bonds being called or maturing.

Interest income on mortgage-backed securities and CMOs decreased $13,000 with an increase in average balances mitigating the impact of lower rates. Average balances increased $7,020,000, or 3.5%, to $205,451,000 when comparing the two periods and contributed $37,000 in additional income. The yield on the mortgage-backed and CMO portfolio decreased ten basis points from 2.06% for the second quarter of 2014 to 1.96% for the second quarter of 2015, resulting in a $50,000 reduction in interest income. This portfolio was expanded because it provides higher yields relative to agency bonds and also provides monthly cash flow which can be used for liquidity purposes or can be reinvested when interest rates eventually increase. With the historically low interest rate environment, mortgage refinancing activity over the past three years was significant resulting in an increase in prepayments on these securities. Since most of these securities were purchased at a premium, prepayments result in a shorter amortization period of this premium and therefore a reduction in income.

Income on loans increased $295,000 to $6,119,000 when comparing the second quarters of 2015 and 2014, with growth in average balances offsetting the decline in the portfolio yield. The yield on the loan portfolio decreased 20 basis points to 4.28% when comparing the same periods, resulting in a reduction in interest income of $304,000. When comparing the two quarters average balances increased 10.1% resulting in an increase of $599,000 in interest income. As a result of the interest rate environment and competitive pressures, new loans are being originated at lower rates, variable rate loans are repricing lower and many customers with fixed rates are requesting modifications for lower rates.

The largest category of the loan portfolio is commercial real estate loans. This category of loans includes commercial purpose loans secured by either commercial properties such as office buildings, factories, warehouses, medical facilities and retail establishments, or residential real estate, usually the residence of the business owner. The category also includes construction and land development loans. Income on commercial real estate loans increased $188,000 and was impacted positively by the increase in average balances and negatively by the decline in yield. Average balances increased $27,137,000, or 10.3%, to $290,608,000 for the three months ended June 30, 2015 compared with the same quarter in 2014. The yield on commercial real estate loans was 4.44% for the second quarter of 2015, a decrease of 17 basis points from the 4.61% reported for the second quarter of 2014.

Income on commercial and industrial loans, the second largest category, increased $104,000 as average commercial and industrial loan balances increased $16,488,000, or 14.7%, to $128,940,000 for the second quarter of 2015 resulting in an additional $176,000 in income. The average yield on these loans decreased 23 basis points to 4.07% resulting in a decrease in income of $72,000. Many of the loans in this category are indexed to the prime interest rate and have floors.

Tax-exempt loan income was $450,000 for the second quarter of 2015, a decrease of $15,000 from the same period in 2014. With the decline in market interest rates many municipalities have refinanced existing debt or taken on new debt. QNB has been successful in winning some of these bids and as a result average balances have increased $719,000, or 1.6%, to $45,702,000 for the second quarter of 2015, contributing $8,000 in income. However, the rate renegotiation or bidding on these loans has resulted in a $23,000 decline in interest income as the average yield on the tax-exempt loan portfolio declined from 4.15% for the second quarter of 2014 to 3.95% for the second quarter of 2015.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

QNB desires to become the “local consumer lender of choice” and to affect this QNB focused its retail lending efforts, adding new product offerings and increasing marketing and promotion. The positive impact of this renewed focus has been year-over-year growth in balances in all three categories of retail lending: residential mortgage, home equity and consumer loans. Average residential mortgage loans secured by first lien 1-4 family residential mortgages increased by $4,897,000, or 14.5%, to $38,665,000 for the second quarter of 2015 compared to the same period in 2014. Over this same timeframe, the average yield on the portfolio declined by 24 basis points to 3.99% for the second quarter of 2015. The net result was an increase in interest income of $29,000. Average home equity loans increased $2,319,000, or 4.2%, to $57,042,000 while the average yield declined 30 basis points to 3.56% resulting in a decline in interest income of $19,000. Average consumer loans increased $242,000, or 6.6%, to $3,888,000 while the yield on the portfolio decreased 12 basis points to 5.42% for the second quarter of 2015 resulting in an $2,000 increase in interest income.

For the most part, earning assets are funded by deposits, which increased 5.4% when comparing the second quarters of 2015 and 2014. Interest expense on total deposits increased $26,000 when comparing the two quarters while interest expense on borrowed funds decreased $13,000, due primarily to long-term debt payoff in April 2014. While the rate paid on interest-bearing deposits declined one basis point comparing the second quarters of 2015 and 2014, we do not anticipate deposit yields to decline much further as deposit rates are close to reaching an inherent floor and may actually begin to increase as short-term interest rates begin to increase and competition for deposits increases.

The growth in average deposits continues to be centered in accounts with greater liquidity, such as non-interest and interest-bearing demand, money market, and savings deposits. Average non-interest-bearing demand accounts increased $16,287,000, or 21.0%, to $93,814,000 for the second quarter of 2015. QNB has been successful in increasing business checking accounts as average balances in these accounts have increased by $14,711,000, or 24.3%, when comparing the quarters. Average interest-bearing demand accounts increased $15,547,000, or 13.0%, to $134,941,000 for the second quarter of 2015. Interest expense on interest-bearing demand accounts increased $5,000 to $75,000 for the same period, as the average rate paid declined by two basis point from 0.24% for the second quarter of 2014 to 0.22% for the second quarter of 2015. Included in this category is QNB-Rewards checking, a higher-rate checking account product that pays 1.00% on balances up to $25,000 and 0.25% for balances over $25,000. In order to receive the high rate a customer must receive an electronic statement, have one direct deposit or other ACH transaction and have at least 12 check card purchase transactions post and clear per statement cycle. For the second quarter of 2015, the average balance in this product was $41,106,000 and the related interest expense was $62,000 for an average yield of 0.60%. In comparison, the average balance of the QNB-Rewards accounts for the second quarter of 2014 was $37,655,000 with a related interest expense of $59,000 and an average rate paid of 0.62%. This product also generates fee income through the use of the check card. The average balance of other interest-bearing demand accounts included in this category increased from $81,739,000 for the second quarter of 2014 to $93,835,000 for the second quarter of 2015. The average rate paid on these balances was 0.06% for both periods.

Interest expense on municipal interest-bearing demand accounts increased $1,000 to $79,000 for the second quarter of 2015. The average balance of municipal interest-bearing demand accounts increased $1,056,000 to $91,989,000, with the average interest rate paid on these accounts at 0.34% for both the second quarter of 2015 and 2014. Many of these accounts are indexed to the Federal funds rate with rate floors between 0.25% and 0.50%. QNB was successful in increasing its relationships with several of these customers as well as adding several new municipalities and school districts over the past year, accounting for the increase in balances. Many of these deposits are seasonal in nature and are received during the third quarter as tax receipts are collected and are withdrawn over the course of the next year. It is anticipated that these balances will increase significantly during the third quarter of 2015 when taxes receipts are collected.

Average money market accounts increased $7,304,000, or 12.6%, to $65,287,000 for the second quarter of 2015 compared with the same period in 2014. Interest expense on money market accounts increased $10,000 to $38,000 and the average interest rate paid on money market accounts increased from 0.19% for the second quarter of 2014 to 0.24% for the second quarter of 2015. The majority of balances in this category are in a product that pays a tiered rate based on account balances.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Interest expense on savings accounts increased $7,000 when comparing the second quarter of 2015 to the second quarter of 2014, while the average rate remained unchanged at 0.37% for both periods. When comparing these same periods average savings accounts increased $6,476,000, or 3.1%, to $216,598,000 for the second quarter of 2015 with both the statement savings and e-Savings products accounting for the growth in savings balances. QNB’s online e-Savings product is the largest category of savings deposits, with average balances for the second quarter of 2015 of $160,944,000. This product has grown successfully since its introduction in the second quarter of 2009. The average yield paid on these accounts was 0.46% for both the second quarter of 2014 and 2015. Traditional statement savings accounts, passbook savings and club accounts are also included in the savings category and average balances in these types of savings accounts increased $3,529,000, or 6.8%, when comparing the second quarter 2015 average to the same 2014 quarter.

Total interest expense on time deposits increased $3,000 to $684,000 for the second quarter of 2015. Average total time deposits decreased by $3,616,000 to $236,957,000 for the second quarter of 2015. Similar to fixed-rate loans and investment securities, time deposits reprice over time and, therefore, have less of an immediate impact on costs in either a rising or falling rate environment. Unlike loans and investment securities, however, the maturity and repricing characteristics of time deposits tend to be shorter. The average rate paid on time deposits increased two basis points from 1.14% to 1.16% when comparing the second quarter of 2014 to the same period in 2015.

Approximately $113,643,000, or 48.5%, of time deposits at June 30, 2015 will reprice or mature over the next 12 months. The average rate paid on these time deposits is approximately 0.95%. The yield on the time deposit portfolio may change slightly in the next quarter as short-term time deposits reprice. However, given the short-term nature of these deposits interest expense could increase if short-term time deposit rates were to increase suddenly or if customers select higher paying longer-term time deposits.

Short-term borrowings are comprised of sweep accounts structured as repurchase agreements with our commercial customers. Interest expense on short-term borrowings decreased $3,000 for the second quarter of 2015 to $28,000. When comparing these same periods average balances decreased from $34,334,000 to $30,378,000 while the average rate paid remained flat at 0.36% for both periods.

QNB had $879,000 of average long-term debt at an average rate of 4.77% for the second quarter of 2014. This term borrowing matured and was repaid on April 17, 2014.

Six Month Comparison

For the six month period ended June 30, 2015 net interest income was $13,329,000, an increase of $439,000, or 3.4%, higher than the $12,890,000 reported for the first half of 2014. For the six month period ending June 30, 2015 average earning assets increased $44,854,000, or 5.0%, to $933,405,000, with average loans increasing 10.0% and average investment securities decreasing 3.6%. Average total deposits increased $41,829,000, or 5.2%, to $843,531,000 for the six-month period ended June 30, 2015 compared to the same period in 2014. The net interest margin on a tax-equivalent basis was 3.07% for the six-month period ended June 30, 2015, an eight basis point decrease from the same period in 2014.

Total interest income on a tax-equivalent basis increased $343,000, or 2.1%, from $16,089,000 to $16,432,000, when comparing the six-month periods ended June 30, 2014 and June 30, 2015 as the additional interest income generated from the growth in earning assets was offset by the impact of declining yields on those assets. Interest income increased $960,000 as a result of volume increases but declined $617,000 as a result of lower yields. The analysis of the six-month comparison periods is similar to what was described in the quarterly analysis: Strong loan demand was funded by growth in average deposits combined with a reduction of the investment securities portfolio.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The yield on earning assets decreased from 3.65% to 3.55% for the six-month periods with the yield on loans decreasing from 4.51% to 4.33% during this time. As discussed previously, the decline in yields reflects the impact of historically low levels of interest rates over the past several years and competitive pressures on loan pricing. The yield on investments, including trading securities, decreased 11 basis points from 2.49% to 2.38% when comparing the six-month periods.

Total interest expense decreased only $1,000 for the six-month period ended June 30, 2015 compared with the same period in 2014, attributable to the absence of long-term debt in 2015, which was repaid in 2014. The average rate paid on interest-bearing deposits remained the same for both periods at 0.58%.

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

Based on this analysis, QNB recorded $60,000 in provision for loan losses in the second quarter and year-to-date 2015, while no provision was recorded in the same periods in 2014. QNB's allowance for loan losses of $7,655,000 represents 1.32% of loans receivable at June 30, 2015 compared to an allowance for loan losses of $8,001,000, or 1.44% of loans receivable, at December 31, 2014, and $8,900,000, or 1.71% of loans receivable at June 30, 2014. The allowance for loan losses at June 30, 2015 is at a level that QNB management believes is adequate as of that date based on its analysis of known and inherent losses in the portfolio.

Net charge-offs were $383,000 for the second quarter of 2015, comprising primarily residential investment properties. This compares with net loan recoveries of $81,000 for the second quarter of 2014. For the six month periods ended June 30, 2015 and 2014 net loan charge-offs were $406,000 and $25,000, respectively.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Non-performing assets of $15,019,000 at June 30, 2015 compares favorably with $18,152,000 as of December 31, 2014 and $19,799,000 as of June 30, 2014. Included in this classification are non-performing loans, other real estate owned (OREO) and repossessed assets, and non-accrual pooled trust preferred securities. Total non-performing loans, which represent loans on non-accrual status, loans past due 90 days or more and still accruing interest and restructured loans were $12,090,000, or 2.09% of loans receivable, at June 30, 2015 compared with $12,667,000, or 2.28% of loans receivable, at December 31, 2014 and $14,573,000, or 2.79% of loans receivable, at June 30, 2014. In cases where there is a collateral shortfall on non-accrual loans, specific impairment reserves have been established based on updated collateral values even if the borrower continues to pay in accordance with the terms of the agreement. At June 30, 2015, $7,591,000, or approximately 77% of the loans classified as non-accrual are current or past due less than 30 days. In addition to the decline in total non-performing loans when comparing the second quarter of 2015 with the same quarter of the prior year, loans classified as substandard or doubtful, which include non-performing loans, also improved. At June 30, 2015 commercial loans rated substandard or doubtful totaled $29,361,000, a reduction of $6,066,000, or 17.1%, from the $35,427,000 reported as of June 30, 2014, and a decrease of $4,993,000, or 14.5%, from the $34,354,000 reported at December 31, 2014.

QNB had $90,000 and $84,000 of loans past due 90 days or more and still accruing interest at June 30, 2015 and June 30, 2014, respectively, consisting of indirect lease financing balances. At December 31, 2014 there were no loans past due 90 days or more and still accruing. Total loans 30 days or more past due, which includes non-accrual loans by actual number of days delinquent, represented 0.61% of loans receivable at June 30, 2015 compared with 1.21% at December 31, 2014 and 1.10% at June 30, 2014.

Troubled debt restructured loans, not classified as non-accrual loans or loans past due 90 days or more, were $2,177,000 at June 30, 2015 compared with $1,897,000 at December 31, 2014 and $1,916,000 at June 30, 2014. There were two new troubled debt restructures since June 2014; one residential borrower and one borrower rated substandard whose credit facility was renewed in 2015. QNB had other real estate owned of $198,000 as of June 30, 2015 compared with $3,025,000 at December 31, 2014 and $2,825,000 at June 30, 2014. Included in the December 31, and June 30, 2014 amount was one property with a fair value of $2,325,000, which was sold in January 2015. There was one new OREO property acquired during the second quarter ended June 30, 2015, which was subsequently sold at minimal gain in July 2015. For the six months ended June 30, 2015, a total of four OREO properties were sold at a cumulative net gain on sale of $78,000. A valuation allowance $89,000 was recorded in the first quarter 2015 for one residential property, after receiving an updated appraisal of the property, which required extensive renovation and repairs. Non-accrual pooled trust preferred securities are carried at fair value of $2,694,000, $2,439,000, and $2,393,000 at June 30, 2015, December 31, 2014 and June 30, 2014, respectively. The increase in the carrying value of these securities reflects an improvement in their fair value.

A loan is considered impaired, based on current information and events, if it is probable that QNB will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans and indirect lease financing loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if the loan is collateral dependent. At June 30, 2015 and December 31, 2014, the recorded investment in loans for which impairment has been identified totaled $18,173,000 and $21,077,000 of which $16,716,000 and $19,019,000, respectively, required no specific allowance for loan loss. The recorded investment in impaired loans requiring an allowance for loan losses was $1,457,000 and $2,058,000 at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, the related allowance for loan losses associated with these loans was $839,000 and $1,194,000, respectively. Most of the loans that have been identified as impaired are collateral-dependent. See Note 8 to the Notes to Consolidated Financial Statements for additional detail of impaired loans.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table shows detailed information and ratios pertaining to the Company’s loan and asset quality:

	June 30,	December 31,	June 30,
	2015	2014	2014
Non-accrual loans	$9,823	$10,770	$12,573
Loans past due 90 days or more and still accruing interest	90	-	84
Troubled debt restructured loans (not already included above)	2,177	1,897	1,916
Total non-performing loans	12,090	12,667	14,573
Other real estate owned and repossessed assets	235	3,046	2,833
Non-accrual investment securities	2,694	2,439	2,393
Total non-performing assets	$15,019	$18,152	$19,799

Total loans (excluding loans held-for-sale):
Average total loans (YTD)	$565,584	$523,825	$514,064
Total loans	578,256	555,282	521,979

Allowance for loan losses	7,655	8,001	8,900

Allowance for loan losses to:
Non-performing loans	63.32%	63.17%	61.07%
Total loans (excluding held-for-sale)	1.32%	1.44%	1.71%
Average total loans	1.35%	1.53%	1.73%

Non-performing loans / total loans (excluding held-for-sale)	2.09%	2.28%	2.79%
Non-performing assets / total assets	1.57%	1.86%	2.16%

An analysis of loan charge-offs for the three and six months ended June 30, 2015 compared to 2014 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net charge-offs (recoveries)	$383	$(81)	$406	$25

Net annualized charge-offs (recoveries) to:
Total loans	0.27%	-0.06%	0.14%	0.01%
Average total loans excluding held-for-sale	0.27%	-0.06%	0.14%	0.01%
Allowance for loan losses	20.06%	-3.65%	10.69%	0.57%

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-Interest Income Comparison
	Three months		Change from		Six months		Change from
	ended June 30,		prior year		ended June 30,		prior year
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Net gain on investment securities	$214	$285	$(71)	-24.9%	$717	$907	$(190)	-20.9%
Net (loss) gain on trading activity	(34)	93	(127)	-136.6%	(19)	115	(134)	-116.5%
Fees for services to customers	404	410	(6)	-1.5%	806	809	(3)	-0.4%
ATM and debit card	394	387	7	1.8%	756	735	21	2.9%
Retail brokerage and advisory income	204	149	55	36.9%	377	315	62	19.7%
Bank-owned life insurance	72	73	(1)	-1.4%	142	145	(3)	-2.1%
Merchant income	81	84	(3)	-3.6%	151	156	(5)	-3.2%
Net gain on sale of loans	119	54	65	120.4%	182	61	121	198.4%
Other	145	90	55	61.1%	164	194	(30)	-15.5%
Total	$1,599	$1,625	$(26)	-1.6%	$3,276	$3,437	$(161)	-4.7%

Quarter to Quarter Comparison

Total non-interest income for the second quarter of 2015 was $1,599,000, a decrease of $26,000, compared to $1,625,000 for the second quarter of 2014. Excluding net gains on investment securities, trading activities and loans for both periods, total non-interest income was $1,300,000 and $1,193,000, an increase of $107,000, or 9.0%.

Decreases in net gains on investment securities and trading activity, which declined from $285,000 and $93,000, respectively, in the second quarter of 2014, to $214,000 and a net loss of $34,000, respectively, in the same period in 2015, contributed $198,000 of the decrease in non-interest income. Trading revenue represents realized and unrealized gains and losses, net of expenses, on the municipal trading account portfolio, first established during the first quarter of 2014. This portfolio is marked to market with any change in fair value recorded as non-interest income. Interest earned on these securities during the holding period is included in net interest income. The trading investment portfolio attributes the net losses to significantly decreased activity in the municipal bond markets for the first six months of 2015 compared to the same period in 2014. The net gains on investment securities in both 2015 and 2014 were primarily gains on sale of equity securities. There were no OTTI charges in the second quarter of 2015 or 2014.

QNB originates residential mortgage loans for sale in the secondary market. Net gains on sale of loans increased from $54,000 during the second quarter of 2014 to $119,000 during the second quarter of 2015 due to increased residential mortgage activity and low interest rates. The net gain on residential mortgage sales is directly related to the volume of mortgages sold and the timing of the sales relative to the interest rate environment. Residential mortgage loans to be sold are identified at origination. Proceeds from the sale of residential mortgages were $4,554,000 and $1,411,000 for the second quarters of 2015 and 2014, respectively.

Fees for services for customers, combined with ATM and debit card fees remained flat for the second quarter of 2015, compared to the same period in 2014. Retail brokerage and advisory income was $204,000 for the second quarter of 2015 compared to $149,000 for the second quarter of 2014. This represents an increase of $55,000, or 36.9%. QNB provides securities and advisory services under the name of QNB Financial Services through Investment Professionals, Inc., a registered Broker/Dealer and Registered Investment Advisor. Assets under management at June 30, 2015 were just under $60,000,000, increasing $20,000,000 from assets under management of approximately $40,000,000 at June 30, 2014.

Net gains on the sale of OREO properties totaling $58,000 were the primary contributor to an increase in other non-interest income of $55,000 for the quarter.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Six-Month Comparison

Total non-interest income for the six month periods ended June 30, 2015 and 2014 was $3,276,000 and $3,437,000, respectively, a decrease of $161,000, or 4.7%. Excluding net gains on investment securities, trading activities and loans for both periods total non-interest income was $2,396,000 and $2,354,000, an increase of $42,000, or 1.8%.

Net investment securities gains decreased $190,000, or 20.9%, to $717,000 for the six months ended June 30, 2015 compared to $907,000 for the comparable six months in 2015. The gains in both periods were primarily on the sale of equity securities. There were no OTTI charges in the first half of 2015 or 2014.

Fees for services to customers decreased $3,000 in the first six months of 2015 compared to 2014. Overdraft income net of waived charges, representing approximately 74% of total fees for services to customers during the second half of 2015, increased by $22,000. The increase in overdraft income reflects an increase in the volume of overdrafts as there has been no change to the fee charged to customers. This increase was offset by a $15,000 decline in internet banking fees, as the fees related to this transaction channel were reduced beginning in 2015. ATM and debit card income increased $21,000, or 2.9%, to $756,000 due to increased purchases by cardholders during the period.

Retail brokerage and advisory income was $377,000 for the first half of 2015 compared to $315,000 for the first half of 2014, an increase of $62,000, or 19.7%.

Net gains on the sale of loans increased $121,000, or 198.4%, when comparing the six months ended June 30, 2015 to the same period in 2014. As noted for the quarter, the low interest rate environment and recovery of the local housing market over the past year significantly impacted residential mortgage loan activity. Proceeds from the sale of residential mortgages were $6,487,000 and $1,542,000 for the six-month periods ended June 30, 2015 and 2014, respectively.

Other non-interest income decreased $30,000, or 15.5% when comparing the six-month periods ended June 30, 2015 and 2014, due to net losses on the sale of OREO and repossessed assets and a non-recurring sales tax refund received in 2014.

NON-INTEREST EXPENSE

Non-Interest Expense Comparison
	Three months		Change from		Six months		Change from
	ended June 30,		prior year		ended June 30,		prior year
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Salaries and employee benefits	$3,053	$2,836	$217	7.7%	$6,049	$5,631	$418	7.4%
Net occupancy	455	424	31	7.3%	909	870	39	4.5%
Furniture and equipment	432	438	(6)	-1.4%	861	846	15	1.8%
Marketing	212	222	(10)	-4.5%	422	440	(18)	-4.1%
Third-party services	445	411	34	8.3%	846	812	34	4.2%
Telephone, postage and supplies	175	174	1	0.6%	369	357	12	3.4%
State taxes	173	153	20	13.1%	347	304	43	14.1%
FDIC insurance premiums	150	160	(10)	-6.3%	317	337	(20)	-5.9%
Other	569	496	73	14.7%	1,071	929	142	15.3%
Total	$5,664	$5,314	$350	6.6%	$11,191	$10,526	$665	6.3%

Quarter to Quarter Comparison

Total non-interest expense was $5,664,000 for the second quarter of 2015, an increase of $350,000, or 6.6%, compared to the second quarter of 2014.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Salaries and benefits comprise the largest component of non-interest expense. QNB monitors, through the use of various surveys, the competitive salary and benefit information in its markets and makes adjustments when appropriate. Salaries and benefits expense for the second quarter of 2015 were $3,053,000, an increase of $217,000, or 7.7%, from the $2,836,000 reported in the second quarter of 2014. When comparing the two periods, the increase is due to increased salary expenses of $228,000, and additional incentive accrual of $62,000. Net benefits expense decreased for the same period, due primarily to insurance reimbursements for medical claims paid in prior periods.

Net occupancy costs increased $31,000, or 7.3%, primarily branch rent. Marketing expense decreased $10,000, or 4.5%, to $212,000 for the three month period ended June 30, 2015. The decrease was largely due to expenses in prior year related to public relations for the Company’s domain name change and rebranding that took place in the fourth quarter of 2014.

Third party services are comprised of professional services, including legal, accounting, auditing and consulting services, as well as fees paid to outside vendors for support services of day-to-day operations. These support services include correspondent banking services, statement printing and mailing, investment security safekeeping and supply management services. Third party services expense increased $34,000, or 8.3%, to $445,000 for the three months ended June 30, 2015 when compared to the same period in 2014, attributable primarily to higher audit fees and third party IT services, which increased $24,000 and $21,000, respectively. These cost increases were offset in part by a decrease of $8,000 in other third-party services.

FDIC insurance premium expense decreased $10,000, or 6.3%, to $150,000, when comparing the three months ended June 30, 2015 to the same period in 2014. The lower expense reflects a decrease in the rate charged.

State tax expense represents the accrual of the Pennsylvania shares tax, which is based on the equity of the Bank, Pennsylvania sales and use tax and the Pennsylvania capital stock tax. State tax expense was $173,000 for the second quarter of 2015, an increase of $20,000 compared to the same period in 2014. The increase related to the change in the Bank’s equity capital.

Other non-interest expense increased $73,000, or 14.7%, to $569,000 for the second quarter of 2015. Contributing to the higher expenses was a $37,000 increase associated with costs for collection efforts of delinquent loans and additional check card expenses of $36,000 due to increased charge offs.

Six-Month Comparison

Total non-interest expense was $11,191,000 for the six-month period ended June 30, 2015, an increase of $665,000, or 6.3%, compared to the first half of 2014.

Salaries and benefits expense increased $418,000, or 7.4%, to $6,049,000 for the six months ended June 30, 2015 compared to the same period in 2014. Salary expense and related taxes increased $472,000 during the period to $4,625,000. There were two additional full-time equivalent employees when comparing the first half of 2015 to the same 2014 period. The total incentive compensation accrual for the period increased by approximately $115,000 compared with the first six months of 2014. The remainder of the increase is attributable to normal merit increases. Benefits expense decreased $54,000, to $863,000, related to medical claims insurance reimbursements received in the second quarter 2015.

Marketing expense declined $18,000, or 4.1%, to $422,000 for the six months ended June 30, 2015 for the same reason noted for the quarter.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

State tax expense was $347,000 for the first half of 2015, an increase of $43,000 compared to the same period in 2014 due to the increase in the Bank’s equity capital for the period.

Third party services expense increased $34,000, or 4.2%, to $846,000 for the six months ended June 30, 2015 when compared to the same period in 2014. In addition to the items noted previously for the quarter, there were also decreased expenses for consultant services, which, in 2014 were engaged to evaluate the executive management team.

Other non-interest expense increased $142,000, or 15.3%, to $1,071,000 for the first half of 2015. Contributing to the higher expenses were $40,000 for additional collections expenses for delinquent loans, $39,000 related to additional expenses for properties held in other real estate owned and $37,000 of third party processing costs for a product designed to enhance cash flow for business loan customers.

INCOME TAXES

QNB utilizes an asset and liability approach for financial accounting and reporting of income taxes. As of June 30, 2015, QNB’s net deferred tax asset was $3,192,000. The primary components of deferred taxes are deferred tax assets of $2,603,000 relating to the allowance for loan losses, $466,000 related to non-accrual interest income, $66,000 generated by OTTI charges on equity securities and $392,000 related to OTTI charges on trust preferred securities. These amounts are offset by a deferred tax liability of $577,000 resulting from furniture and equipment depreciation, prepaid items, mortgage servicing rights and unrealized gains on available for sale securities. As of December 31, 2014, QNB’s net deferred tax asset was $2,925,000. The primary difference in the balance of net deferred tax assets when comparing June 30, 2015 to December 31, 2014 is the decrease in deferred tax liability due to decreased unrealized gains on available for sale securities.

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

Applicable income tax expense was $583,000 for the three-month period ended June 30, 2015 compared to $636,000 for the three-month period ended June 30, 2014. The effective tax rate for second quarter of 2015 was 23.2% compared with 22.6% for the second quarter of 2014. For the six-month periods ended June 30, 2015 and 2014 applicable income taxes and the effective tax rates were $1,284,000, or 24.0% and $1,333,000, or 23.0%, respectively. The higher effective tax rates in 2015 are due to the decreased proportion of tax-free income to total income, primarily municipal securities interest income and state income tax.

FINANCIAL CONDITION ANALYSIS

Financial service organizations are challenged to demonstrate they can generate sustainable and consistent earnings growth in a dynamic operating environment. While the economy continues to improve and strong loan demand continued from the latter half of 2014 into the first half of 2015, the low level of interest rates and the extreme rate competition for quality loans is anticipated to continue through 2015. It is also anticipated that the rate competition for attracting and retaining deposits may increase in 2015 and into 2016 as short-term interest rates are expected to begin to increase which could result in a lower net interest margin and a decline in net interest income.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Total assets at June 30, 2015 were $955,245,000 compared with $977,135,000 at December 31, 2014. Cash and cash equivalents increased $2,379,000 to $20,624,000 at June 30, 2015. Proceeds from the decline in total investment securities of $45,324,000 were used in part to fund the growth in loans receivable, which totaled $22,974,000 when compared to December 31, 2014. Loans receivable were $578,256,000 at June 30, 2015. Demand for loans by both businesses and consumers was strong during the first six months of 2015.

Average total commercial loans increased $42,857,000 when comparing the first six months of 2015 to the first six months of 2014. Commercial and industrial loans increased $12,245,000, or 10.9%, to $124,615,000. Commercial and industrial loans represent commercial purpose loans that are either secured by collateral other than real estate or unsecured. Many of these loans are for operating lines of credit. Average loans secured by real estate increased $27,468,000, or 10.6%, when comparing the average balances for the six month periods while average tax-exempt loans to state and municipal organizations increased $2,949,000, or 6.8%, over the same time period.

Average residential real estate loans and home equity loans increased $8,403,000, or 9.7%, for the when comparing the first six months of 2015 to the same period in 2014. The Bank had several successful loan promotions over the past year and has initially received a strong response to the product offering.

Total investment securities, including trading securities, available-for-sale securities and held-to-maturity securities were $334,248,000 at June 30, 2015 and $379,572,000 at December 31, 2014. Despite the overall decline in investment security balances since year end, the composition of the portfolio is little changed since December 31, 2014. The fixed-income securities portfolio represents a significant portion of QNB’s earning assets and is also a primary tool in liquidity and asset/liability management. QNB actively manages its fixed income portfolio in an effort to take advantage of changes in the shape of the yield curve and changes in spread relationships in different sectors and for liquidity purposes. Management continually reviews strategies that will result in an increase in the yield or improvement in the structure of the investment portfolio, including monitoring credit and concentration risk in the portfolio.

QNB owns CDOs in the form of pooled trust preferred securities. These securities are comprised mainly of securities issued by banks or bank holding companies, and to a lesser degree, insurance companies. In most cases QNB owns the mezzanine tranches of these securities, with the exception of one that now represents the senior-most obligation of the trust. These securities are structured so that the senior and mezzanine tranches are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches. QNB holds six of these securities with an amortized cost of $3,501,000 and a fair value of $2,694,000 at June 30, 2015. There was no credit-related other-than-temporary impairment charge in the six months ended June 30, 2015 or 2014. It is possible that future calculations could require recording additional other-than-temporary impairment charges through earnings. For additional detail on these securities see Note 7 Investment Securities and Note 9 Fair Value Measurements and Disclosures.

Total deposits decreased $25,511,000, or 3.0% to $826,081,000 at June 30, 2015 compared to the December 31, 2014 balances. Interest bearing demand balances decreased $39,067,000 to $212,919,000 at June 30, 2015. This decrease, attributable to municipal deposits, which declined $48,209,000, was offset by growth in personal and business balances. Municipal deposits can be volatile depending on the timing of deposits and withdrawals, depending on the cash flow needs of the school districts or municipalities. Non-interest bearing demand deposits increased $10,140,000, or 11.7%, when comparing June 30, 2015 to year-end 2014. The majority of this increase is from business deposits. Money market and savings balances increased $6,775,000 and $5,744,000, respectively, to $64,974,000 and $216,984,000, respectively. Time deposits decreased $9,103,000, declining from $243,247,000 at December 31, 2014 to $234,144,000 at June 30, 2015, as customers continue to look for liquidity in anticipation of rising interest rates. It is anticipated that total deposits will increase significantly during the third quarter as tax money is received by the local school districts. These deposits are short-term and will flow out over the next year as the schools use the funds for operations. These deposits provide incremental income as they are invested in short-term investment securities but will further reduce the net interest margin as the spread earned is significantly less than the current net interest margin.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Short-term borrowings decreased $2,293,000 from $35,189,000 at December 31, 2014 to $32,896,000 at June 30, 2015. These balances are commercial sweep accounts which are also volatile based on businesses receipt and disbursement of funds.

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

Additional sources of liquidity are provided by the Bank’s membership in the FHLB. At June 30, 2015, the Bank had a maximum borrowing capacity with the FHLB of approximately $240,957,000. The maximum borrowing capacity changes as a function of qualifying collateral assets. QNB has no outstanding borrowings with the FHLB at June 30, 2015. In addition, the Bank maintains unsecured Federal funds lines with three correspondent banks totaling $31,000,000. At June 30, 2015, there were no outstanding borrowings under these lines. During the first six months of 2015, QNB borrowed from the FHLB to fund short-term liquidity needs to fund loan growth. Future availability under these lines is subject to the policies of the granting banks and may be withdrawn.

Liquid sources of funds have declined $42,859,000, or 10.8% since December 31, 2014. Total cash and cash equivalents, trading and available-for-sale investment securities and loans held-for-sale totaled $355,192,000 and $398,051,000 at June 30, 2015 and December 31, 2014, respectively, primarily due to the principal and interest payments of mortgage-backed securities available for sale. These liquid sources should be adequate to meet normal fluctuations in loan demand or deposit withdrawals. It is still anticipated that the investment portfolio will continue to provide sufficient liquidity, even in a rising rate environment, as municipal bonds and agency securities are called and as cash flow on mortgage-backed and CMO securities continues to be steady. In the event interest rates rise, the cash flow available from the investment portfolio could decrease.

Approximately $154,330,000 and $206,774,000 of available-for-sale securities at June 30, 2015 and December 31, 2014, respectively, were pledged as collateral for repurchase agreements and deposits of public funds. The decrease in the amount of pledged securities corresponds with the decrease in municipal deposits from December 31, 2014 to June 30, 2015.

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

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

CAPITAL ADEQUACY

A strong capital position is fundamental to support continued growth and profitability and to serve the needs of depositors. QNB's shareholders' equity at June 30, 2015 was $88,537,000, or 9.27% of total assets, compared to shareholders' equity of $86,354,000, or 8.84% of total assets, at December 31, 2014. Shareholders’ equity at June 30, 2015 and December 31, 2014 included a positive adjustment of $293,000 and $907,000, respectively, related to unrealized holding gains, net of taxes, on investment securities available-for-sale. Without these adjustments, shareholders' equity to total assets would have been 9.24% and 8.75% at June 30, 2015 and December 31, 2014, respectively.

Average shareholders' equity and average total assets were $87,229,000 and $966,204,000 for the first six months of 2015, an increase of 5.6% and 1.9%, respectively, from the averages for the year ended December 31, 2014. The ratio of average total equity to average total assets was 9.03% for the six months of 2015 compared to 8.72% for all of 2014.

Retained earnings at June 30, 2015 were impacted by six months of net income of $4,070,000 partially offset by cash dividends declared and paid of $1,931,000 for the same period. QNB offers a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) to provide participants a convenient and economical method for investing cash dividends paid on the Company’s common stock in additional shares at a discount. The Plan also allows participants to make additional cash purchases of stock at a discount. Stock purchases under the Plan contributed $453,000 and $376,000 to capital during the first six months of 2015 and 2014, respectively.

The Board of Directors has authorized the repurchase of up to 100,000 shares of its common stock in open market or privately negotiated transactions. The repurchase authorization does not bear a termination date. As of June 30, 2015, 57,883 shares were repurchased under this authorization at an average price of $16.97 and a total cost of $982,000. There have been no additional shares repurchased under the plan since the first quarter of 2009.

QNB is subject to various regulatory capital requirements as issued by Federal regulatory authorities. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III”) became effective for QNB on January 1, 2015, with full compliance with all the of final rule’s requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019.

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

As of June 30, 2015, QNB’s capital levels remained characterized as “well-capitalized” under the new rules.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following table sets forth consolidated information for QNB Corp.:

	June 30,	December 31,
Capital Analysis	2015	2014
Regulatory Capital
Shareholders' equity	$88,537	$86,354
Net unrealized securities gains, net of tax	(293)	(907)
Disallowed intangible assets	(3)	(8)
Common equity tier I capital	88,241	N/A

Tier I capital	88,241	85,439
Allowable portion: Allowance for loan losses and reserve for unfunded commitments	7,714	8,060
Unrealized gains on equity securities, net of tax	55	428
Total regulatory capital	$96,010	$93,927
Risk-weighted assets	$735,549	$667,818
Quarterly average assets for leverage capital purposes	$961,074	$987,527

	June 30,	December 31,
Capital Ratios	2015	2014
Common equity tier I capital / risk-weighted assets	12.00%	N/A
Tier I capital / risk-weighted assets	12.00%	12.79%
Total regulatory capital / risk-weighted assets	13.05%	14.06%
Tier I capital / average assets (leverage ratio)	9.18%	8.65%

Under the requirements, at June 30, 2015 and December 31, 2014, QNB has a tier 1 capital ratio of 12.00% and 12.79%, a total regulatory capital ratio of 13.05% and 14.06%, and a leverage ratio of 9.18% and 8.65%, respectively. The leverage ratio improved from December 31, 2014 as tier I capital increased and quarterly average assets decreased when compared to the fourth quarter of 2014. The decline in the tier 1 and total regulatory capital to risk-weighted asset ratios is a result of the adoption of the asset risk-weighting requirements of Basel III. Despite the implementation of this new standard and the decline in these ratios from December 31, 2014, the Company remains well-capitalized by all applicable regulatory requirements as of June 30, 2015.

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

QNB uses computer simulation analysis to measure the sensitivity of projected earnings to changes in interest rates.  Simulation takes into account current balance sheet volumes and the scheduled repricing dates, instrument level optionality, and maturities of assets and liabilities.  It incorporates assumptions for growth, changes in the mix of assets and liabilities, prepayments, and average rates earned and paid.  Based on this information, management uses the model to project net interest income under multiple interest rate scenarios.

QNB CORP. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

A balance sheet is considered liability sensitive when its liabilities (deposits and borrowings) reprice faster or to a greater extent than its earning assets (loans and securities). A liability sensitive balance sheet will produce relatively less net interest income when interest rates rise and more net interest income when they decline.  Based on our simulation analysis, management believes QNB’s interest sensitivity position at June 30, 2015 is liability sensitive.  Management expects that market interest rates may gradually increase in the next 12 months, based on the economic environment and policy of the Board of Governors of the Federal Reserve System.

The following table shows the estimated impact of changes in interest rates on net interest income as of June 30, 2015 assuming instantaneous rate shocks, and consistent levels of assets and liabilities.  Net interest income for the subsequent twelve months is projected to decrease when interest rates are higher than current rates.

Estimated Change in Net Interest Income

Changes in Interest rates	June 30,
(in basis points)	2015	2014
+300	-12.88%	-12.17%
+200	-8.75%	-7.85%
+100	-4.90%	-4.25%
N/A	*N/A	*N/A

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

QNB is not subject to foreign currency exchange or commodity price risk. At June 30, 2015 QNB did not have any hedging transactions in place such as interest rate swaps, caps or floors.

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

QNB CORP. AND SUBSIDIARY

PART II. OTHER INFORMATION

JUNE 30, 2015

Item 1.	Legal Proceedings

No material proceedings.

Item 1A.	Risk Factors

There were no material changes to the Risk Factors described in Item 1A in QNB’s Annual Report on Form 10-K for the period ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased Under the Plan

April 1, 2015 through April 30, 2015	-	-	-	42,117
May 1, 2015 through May 31, 2015	-	-	-	42,117
June 1, 2015 through June 30, 2015	-	-	-	42,117
Total	-	-	-	42,117

(1)	Transactions are reported as of settlement dates.
(2)	QNB’s current stock repurchase plan was approved by its Board of Directors and announced on January 24, 2008 and subsequently increased on February 9, 2009.
(3)	The total number of shares approved for repurchase under QNB’s current stock repurchase plan is 100,000.
(4)	QNB’s current stock repurchase plan has no expiration date.
(5)	QNB has no stock repurchase plan that it has determined to terminate or under which it does not intend to make further purchases.

Item 3.	Default Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 3.1

Articles of Incorporation of Registrant, as amended. (Incorporated by reference to Exhibit 3(i) of Registrant’s Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 13, 2015).

Exhibit 3.2	Bylaws of Registrant, as amended. (Incorporated by reference to Exhibit 3(ii) of Registrant’s Annual Report on Form 10-K, SEC File No. 0-17706, filed with the Commission on March 13, 2015).

Exhibit 10.1	QNB Corp. 2015 Stock Incentive Plan (Incorporated by reference to Exhibit A of the Registrant’s Proxy Statement filed on April 15, 2015.)

Exhibit 11	Statement Re: Computation of Earnings Per Share. (Included in Part I, Item I, hereof.)

Exhibit 31.1	Section 302 Certification of Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Chief Financial Officer

Exhibit 32.1	Section 906 Certification of Chief Executive Officer

Exhibit 32.2	Section 906 Certification of Chief Financial Officer

The following Exhibits are being furnished* as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

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

QNB Corp.

Date: August 6, 2015	By: /s/ David W. Freeman
David W. Freeman Chief Executive Officer

Date: August 6, 2015	By: /s/ Janice McCracken Erkes
Janice McCracken Erkes Chief Financial Officer